Form 10-Q
period 1996-03-31
STAR GAS PARTNERS LP
filed 1996-05-09
CIK 1002590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:   0-27300
                         --------


                            STAR GAS PARTNERS, L.P.
                            -----------------------
             (Exact name of registrant as specified in its charter)



Delaware                                    06-1437793
- --------                                    ----------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)


2187 Atlantic Street, Stamford, Connecticut 06902
- ----------------------------------------------------
(Address of principal executive office)   (Zip Code)

(203) 328-7300
- ---------------------------------------------------
(Registrant's telephone number, including area code)


- ---------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

                               Yes   X     No
                                    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 8th, 1996:

Star Gas Partners, L.P.  2,875,000 Common Units
                         2,396,078 Subordinated Units

This Report contains a total of 27 pages.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                               INDEX TO FORM 10-Q



                                                                          PAGE
PART 1     FINANCIAL INFORMATION:                                         ----

          Item 1 - Financial Statements

          Star Gas Partners, L.P. and the Star Gas Group (Predecessor)
          ------------------------------------------------------------
              Condensed Consolidated Balance Sheets as of
             March 31, 1996 and September 30, 1995 (Predecessor)            3

              Condensed Consolidated Statements of Operations
              for the three months ended March 31, 1996 and
              March 31, 1995 (Predecessor)                                  4

              Condensed Consolidated Statements of Operations
              from October 1 through December 20, 1995 (Predecessor)
              and from December 20, 1995 through March 31, 1996 and
              October 1, 1994 - March 31, 1995 (Predecessor)                5

              Condensed Consolidated Statements of Cash Flows from
              October 1 through December 20, 1995 (Predecessor)
              and from December 20 through March 31, 1996 and
              October 1, 1994 - March 31, 1995 (Predecessor)                6

              Condensed Consolidated Statement of Partners' Capital
              from December 20, 1995 through March 31, 1996                 7

              Notes to Condensed Consolidated Financial Statements          8 - 18

          Item 2 - Management's Discussion and Analysis of Financial
               Conditions and Results of Operations                         19 -25


PART 2    OTHER INFORMATION:

          Item 6 - Exhibits and Reports on Form 8-K                         26

          Signature                                                         27

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                           MARCH 31,   SEPTEMBER 30,
                                             1996           1995
                                          (UNAUDITED)  (PREDECESSOR)
                                          -----------  --------------
ASSETS:

Current assets:
  Cash                                      $  8,316        $    727
  Receivables, net of allowance of $312
   and $362, respectively                     12,817           6,436

  Inventories                                  2,961           6,154
  Prepaid expenses and other current
   assets                                      1,544             949
                                            --------        --------
        Total current assets                  25,638          14,266
                                            --------        --------

  Property and equipment                     107,994         103,879
    Less accumulated depreciation             (9,394)         (5,192)
                                            --------        --------
                                              98,600          98,687
 Intangibles, net of accumulated
  amortization of $4,899 and $3,267,
  respectively and other assets              42,320          42,440
                                            --------        --------
        Total assets                        $166,558        $155,393
                                            ========        ========
LIABILITIES AND PARTNERS' CAPITAL/PREDECESSOR EQUITY
Current liabilities:
  Current debt                              $      -        $    748
  Accounts payable                             2,588           2,824
  Accrued interest                               357              20
  Other accrued expenses                       2,502           2,980
  Dividends payable                                -           4,875
  Customer credit balances                         -           3,305
                                            --------        --------
        Total current liabilities              5,447          14,752
                                            --------        --------

  Long-term debt                              85,000           1,389
  Due to Petro                                     -          86,002
  Other long-term liabilities                    284             320
  Cumulative redeemable preferred stock            -           8,625
  Predecessor Equity                               -          44,305
  Partners' Capital:
    Common unitholders                        60,496               -
    Subordinated unitholder                   14,875               -
    General partner                              456               -
                                            --------        --------
        Total Partners'
         Capital/Predecessor Equity           75,827          44,305
                                            --------        --------
        Total Liabilities and Partners'
          Capital/Predecessor Equity        $166,558        $155,393
                                            ========        ========



 See accompanying notes to condensed consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per unit amounts)
                                  (unaudited)


                                         THREE MONTHS ENDED
                                     ---------------------------
                                     MARCH 31,   MARCH 31, 1995
                                        1996      (PREDECESSOR)
                                     ----------  ---------------
Sales                                  $47,080          $38,347
Cost of sales                           24,481           17,783
                                       -------          -------
  Gross profit                          22,599           20,564

Delivery and branch                      9,682            9,229
Depreciation and amortization            2,473            2,314
General and administrative               1,455            1,300
Net gain (loss) on sales of assets         (23)              (5)
                                       -------          -------
  Operating income                       8,966            7,716
Interest expense (net)                   1,722            2,053
                                       -------          -------
  Income before income taxes             7,244            5,663
Income tax expense                          14               30
                                       -------          -------
  Net income                           $ 7,230          $ 5,633
                                       =======        =========

General Partner's interest
  in net income                        $   145
                                       -------

Limited Partners' interest
  in net income                        $ 7,085
                                       =======

Net income per Limited Partner unit      $1.34
                                       =======
Weighted average number of units         5,271
  outstanding                          =======



  See accompanying notes to condensed consolidated financial statements

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per unit amounts)
                                  (unaudited)

                                                                                SIX MONTHS ENDED
                                                                        -----------------------------------
                                  OCTOBER 1, 1995                        OCTOBER 1, 1995   OCTOBER 1, 1994
                                      THROUGH        DECEMBER 20, 1995       THROUGH           THROUGH
                                 DECEMBER 20, 1995        THROUGH         MARCH 31, 1996    MARCH 31, 1995
                                   (PREDECESSOR)       MARCH 31, 1996       (COMBINED)      (PREDECESSOR)
                                 ------------------  ------------------  ----------------  ----------------
Sales                                      $28,159             $53,555           $81,714           $70,671
Cost of sales                               12,808              27,578            40,386            33,933
                                           -------             -------           -------           -------
  Gross profit                              15,351              25,977            41,328            36,738

Delivery and branch                          7,729              10,991            18,720            19,258
Depreciation and amortization                2,177               2,739             4,916             5,203
General and administrative                   1,349               1,540             2,889             2,795
Net gain (loss) on sales
  of assets                                   (113)                (23)             (136)             (584)
                                           -------             -------           -------           -------
  Operating income                           3,983              10,684            14,667             8,898
Interest expense (net)                       1,922               1,955             3,877             4,260
                                           -------             -------           -------           -------
  Income before income taxes                 2,061               8,729            10,790             4,638
Income tax expense                              60                  14                74               105
                                           -------             -------           -------           -------
  Net income                               $ 2,001             $ 8,715           $10,716           $ 4,533
                                           =======             =======           =======           =======

General Partner's interest
  in net income                                                $   175
                                                               -------
Limited Partners' interest
  in net income                                                $ 8,540
                                                               =======

Net income per Limited Partner unit                              $1.62
                                                               =======
Weighted average number of units                                 5,271
  outstanding                                                  =======




  See accompanying notes to condensed consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                           OCTOBER 1, 1995                        OCTOBER 1, 1995   OCTOBER 1, 1994
                                               THROUGH        DECEMBER 20, 1995       THROUGH           THROUGH
                                          DECEMBER 20, 1995        THROUGH         MARCH 31, 1996    MARCH 31, 1995
                                            (PREDECESSOR)       MARCH 31, 1996       (COMBINED)      (PREDECESSOR)
                                          ------------------  ------------------  ----------------  ----------------
OPERATING ACTIVITIES:
Net income                                         $  2,001            $  8,715          $ 10,716          $  4,533
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
Depreciation and amortization                         2,177               2,739             4,916             5,203
Provision for losses on
 accounts receivable                                    101                 132               233               280
Loss on sales of assets                                 113                  23               136               584
Changes in operating assets
 and liabilities:
   Increase in receivables                           (2,779)             (3,636)           (6,415)           (1,143)
   Decrease in inventories                            1,430               1,763             3,193             2,217
   Decrease (increase) in other assets                 (455)               (134)             (589)               62
   Increase (decrease) in accounts
    payable                                              10                (246)             (236)           (1,052)
   Decrease in other current
    liabilities                                      (1,713)               (488)           (2,201)           (6,453)
   Decrease in other long-term
    liabilities                                         (12)                (24)              (36)              (24)
                                                   --------            --------          --------          --------
       Net cash provided by operating
         activities                                     873               8,844             9,717             4,207
                                                   --------            --------          --------          --------
INVESTING ACTIVITIES:
Capital expenditures                                 (1,617)             (1,237)           (2,854)           (4,467)
Purchase of company                                       -              (1,500)           (1,500)           (3,607)
Proceeds from sales of fixed assets                     566                  65               631                99
Proceeds from sale of business                            -                   -                 -            13,250
                                                    --------            --------          --------          --------
       Net cash provided by (used in)
         investing activities                        (1,051)             (2,672)           (3,723)            5,275
                                                   --------            --------          --------          --------
FINANCING ACTIVITIES:
Net repayments under revolving
 credit facility                                          -                   -                 -            (2,300)
Borrowings(repayments) of debt to Petro             (31,425)            (54,577)          (86,002)            1,835
Repayments of preferred stock                             -                   -                 -            (5,091)
Dividends to Petro                                  (25,538)                  -           (25,538)                -
Dividends                                                 -                   -                 -              (252)
Loan to Petro                                       (12,000)                  -           (12,000)                -
Proceeds from debt placement                         85,000                   -            85,000                 -
Proceeds from offering                                    -              63,306            63,306                 -
Repayment of preferred stock to Petro                (8,625)                  -            (8,625)                -
Debt placement and credit agreement
  expenses                                           (1,412)               (526)           (1,938)                -
Expenses of offering                                      -              (6,578)           (6,578)                -
Repayment of other debt                                 (30)                  -               (30)           (4,287)
Cash retained by general partner                     (6,000)                  -            (6,000)                -
                                                   --------            --------           --------           --------
      Net cash provided by (used in)
        financing activities                            (30)              1,625             1,595           (10,095)
                                                   --------            --------          --------          --------
      Net increase (decrease) in cash                  (208)              7,797             7,589              (613)
Cash at beginning of period                             727                 519               727             1,825
                                                   --------            --------          --------          --------
Cash at end of period                              $    519            $  8,316          $  8,316          $  1,212
                                                  =========            ========          ========          =========

 See accompanying notes to condensed consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                  (unaudited)

                                      NUMBER OF UNITS                                      TOTAL
                                   --------------------                         GENERAL  PARTNERS'
                                   COMMON  SUBORDINATED  COMMON   SUBORDINATED  PARTNER   CAPITAL
                                   ------  ------------  -------  ------------  -------  ---------
Balance December 20, 1995            -          -           -          -           -         -

Contribution of net assets
    from Predecessor                    -         2,396   $   -        $10,956     $225    $11,181

  Issuance of Common Units, net     2,875             -   55,875             -       56     55,931

  Net income                            -             -    4,621         3,919      175      8,715
                                   ------  ------------  -------  ------------     ----    -------

Balance March 31, 1996              2,875         2,396  $60,496       $14,875     $456    $75,827
                                   ======   ===========  =======   ===========     ====    =======



 See accompanying notes to condensed consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995



1)   PARTNERSHIP ORGANIZATION AND FORMATION

       Star Gas Partners, L.P. ("Star Gas Partners") was formed on October 16, 1995, as a Delaware limited partnership. Star Gas Partners and its subsidiary, Star Gas Propane, L.P., a Delaware limited partnership, (the "Operating Partnership") were formed to acquire, own and operate substantially all of the propane operations and assets and liabilities of Star Gas Corporation ("Star Gas"), a Delaware corporation (and the general partner of Star Gas Partners and the Operating Partnership) and the propane operations and assets and liabilities of Star Gas' parent corporation, Petroleum Heat and Power Co., Inc., a Minnesota corporation ("Petro"), (collectively hereinafter referred to as the "Star Gas Group" or the "Predecessor Company"). The Operating Partnership is, and the Star Gas Group was, engaged in the marketing and distribution of propane gas and related appliances to retail and wholesale customers in the United States located principally in the Midwest and Northeast. On December 20, 1995,
     (i) Petro conveyed all of its propane assets and related liabilities to Star Gas and (ii) Star Gas and its subsidiaries conveyed substantially all of their assets (other than $83.6 million in cash from the proceeds of the First Mortgage Notes and certain non-operating assets) to the Operating Partnership (the "Star Gas Conveyance") in exchange for general and limited partner interests in the Operating Partnership and the assumption by the Operating Partnership of substantially all of the liabilities of Star Gas and its subsidiaries (excluding certain income tax liabilities and certain other long-term obligations of Star Gas that were assumed by Petro), including the First Mortgage Notes and approximately $54.6 million in outstanding Star Gas debt due to Petro. The net book value of the assets contributed by Star Gas and its subsidiaries to the Operating Partnership exceeded the liabilities assumed by $10.4 million. Immediately after the Star Gas Conveyance, Star Gas and its subsidiaries conveyed their limited partner interests in the Operating Partnership to Star Gas Partners in exchange for an aggregate of 2.4 million Subordinated Units of limited partner interest in Star Gas Partners.

       Of the $83.6 million in cash retained by the General Partner, $31.5 was paid to Petro in satisfaction of additional indebtedness, $8.6 million was used to redeem preferred stock of the General Partner held by Petro, $12.0 million was loaned to Petro, and $6.0 million was retained to be available to fund the General Partner's additional capital contribution obligation. The remaining $25.5 million was paid to Petro as dividends.

       On December 20, 1995, Star Gas Partners completed its initial public offering of 2.6 million Common Units, representing Limited Partner interests, at a price of $22.00 a unit. The net proceeds received of $51.0 million, after deducting underwriting discounts, commissions and expenses were contributed to the Operating Partnership and used to repay debt due to Petro which was assumed by the Operating Partnership in the Star Gas Conveyance.

       On January 18, 1996, pursuant to the underwriters' over-allotment option, Star Gas Partners, L.P. issued an additional 275,000 Common Units at $22.00 per share for $5.6 million, net of underwriting discounts and expenses.
     The Partnership will use these proceeds for general corporate purposes.

       The General Partner holds a 1.0% general partner interest in Star Gas Partners and a 1.0101% general partner interest in the Operating Partnership. Star Gas Partners and the Operating Partnership have no employees. The General Partner conducts, directs and manages all activities of Star Gas Partners and the Operating Partnership and is reimbursed on a monthly basis for all direct and indirect expenses it incurs on their behalf including the cost of employee wages.

       The Condensed Consolidated Financial Statements for the period December 20, 1995 through March 31, 1996 include the accounts of Star Gas Partners, L.P., the Operating Partnership and its corporate subsidiary, Stellar Propane Service Corp., collectively referred to herein as (the "Partnership"). The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. They include all adjustments which the Partnership considers necessary for a fair statement of the results of the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the notes thereto for the fiscal years ended September 30, 1993, 1994 and 1995 included in the registration statement on Form S-1 (No. 33-98490) of Star Gas Partners, L.P. filed with the Securities and Exchange Commission in connection with Star Gas Partners' initial public offering. Due to the seasonal nature of the Partnership's propane business, the results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.

2)   QUARTERLY DISTRIBUTION OF AVAILABLE CASH

       The Partnership will distribute to its partners, on a quarterly basis, all of its Available Cash. "Available Cash" generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the General Partner to (i) provide for the proper conduct of the Partnership's business, (ii) comply with applicable law or any Partnership debt instrument or other agreement, or (iii) provide funds for distributions to the Unitholders and the General Partner during the next four quarters.

       Cash distributions will be characterized as distributions from either Operating Surplus or Capital Surplus. This distinction affects the amounts distributed to Unitholders in relation to the General Partner, and under certain circumstances it determines whether holders of the Subordinated Units receive any distributions.

       Operating Surplus generally refers to (i) the cash balance of the Partnership on the date the Partnership commences operations, plus $6.0 million, plus all cash receipts of the Partnership, less (ii) all Partnership operating expenses (including expenses the General Partner incurred on behalf of the Partnership), debt service payments, maintenance capital expenditures and reserves established for future debt service and Partnership operations.

       Capital Surplus will generally be generated only by borrowings (other than for working capital purposes), sales of debt and equity securities and sales or other dispositions of assets for cash (other than inventory, accounts receivable and other assets, all as disposed of in the ordinary course of business).

       To avoid the difficulty of trying to determine whether Available Cash distributed by the Partnership is from Operating Surplus or Capital Surplus, all Available Cash distributed by the Partnership from any source will be treated as distributed from Operating Surplus until the sum of all Available Cash distributed since the commencement of the Partnership equals the Operating Surplus as of the end of the quarter prior to such distribution. Any excess Available Cash (irrespective of its source) will be deemed to be Capital Surplus and distributed accordingly.

       If Capital Surplus is distributed in respect of each Common Unit in an aggregate amount equal to the initial public offering price of the Common Unit (the "Initial Unit Price"), the distinction between Operating Surplus and Capital Surplus will cease, and all distributions will be treated as from Operating Surplus. The General Partner does not expect that there will be significant distributions from Capital Surplus.

       The Subordinated Units are a separate class of interests in the Partnership, and the rights of holders of such interests to participate in distributions differ from the rights of the holders of Common Units. For any given quarter, Available Cash will be distributed to the General Partner and to the holders of Common Units, and it may also be distributed to the holders of Subordinated Units, depending upon the amount of Available Cash for the quarter, amounts distributed in prior quarters, whether the Subordination Period has ended and other factors discussed below.

       Distribution by the Partnership in an amount equal to 100% of its Available Cash will generally be made 98% to the Common and Subordinated Unitholders and 2% to the General Partner, subject to the payment of incentive distributions in the event Available Cash exceeds the Minimum Quarterly Distribution ($0.55) on all Units. To the extent there is sufficient Available Cash, the holders of Common Units have the right to receive the Minimum Quarterly Distribution, plus any arrearages, prior to the distribution of Available Cash to holders of Subordinated Units. Common Units will not accrue arrearages for any quarter after the end of the Subordination Period (as defined below) and Subordinated Units will not accrue any arrearage with respect to distributions for any quarter.

       To enhance the Partnership's ability to pay the Minimum Quarterly Distribution on the Common Units, the General Partner has agreed, subject to certain limitations, to contribute up to $6.0 million in additional capital to the Partnership if, and to the extent that, the amount of Available Cash constituting Operating Surplus (without giving effect to any such additional contribution) with respect to any quarter is less than the amount necessary to distribute the Minimum Quarterly Distribution on all outstanding Common Units for such quarter.

       The Partnership will make distributions to its partners with respect to each fiscal quarter in an amount equal to all of its Available Cash for such quarter approximately 45 days after each quarter ending March 31, June 30, September 30 and December 31. The first distribution will commence with the quarter ending March 31, 1996 and will be paid on May 15, 1996 to holders of record as of May 1, 1996. The initial distribution will be $0.6225 per unit and represents a pro rata distribution of $0.0725 per unit for the period December 20, 1995 to December 31, 1995 and a quarterly distribution of $0.55 per unit for the three months ended March 31, 1996.


3)   DISTRIBUTIONS FROM OPERATING SURPLUS DURING SUBORDINATION PERIOD

       The Subordination Period will generally extend until the first day of any quarter beginning on or after January 1, 2001 in respect of which (i) distributions of Available Cash from Operating Surplus on the Common Units and the Subordinated Units equals or exceeds the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units with respect to each of the three non-overlapping four-quarter periods immediately preceding such date, (ii) the Adjusted Operating Surplus generated during each of the three immediately preceding non-overlapping four-quarter periods equals or exceeds the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units during such periods and (iii) there are no arrearages in payment of the Minimum Quarterly Distribution on the Common Units.

       Prior to the end of the Subordination Period, a portion of the Subordinated Units will convert into Common Units on the first day after the record date established for any quarter ending on or after March 31, 1999 (with respect to 599,020 of the Subordinated Units) and March 31, 2000 (with respect to an additional 599,020 of the Subordinated Units), on a cumulative basis, in respect of which (i) distributions of Available Cash from Operating Surplus on the Common Units and the Subordinated Units equals or exceeds the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units with respect to each of the three non-overlapping four-quarter periods immediately preceding such date, (ii) the Adjusted Operating Surplus generated during each of the three immediately preceding non-overlapping four-quarter periods equals or exceeds the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units during such periods and
     (iii) there are no arrearages in payment of the Minimum Quarterly Distribution on the Common Units.


4)   LONG-TERM DEBT

       In December 1995, the General Partner issued $85.0 million of first mortgage notes (the "First Mortgage Notes") with an annual interest rate of 8.04%. These notes were assumed as part of the Star Gas Conveyance by the Operating Partnership. The Operating Partnership's obligations under the First Mortgage Note Agreement are secured, on an equal and ratable basis with the Operating Partnership's obligations under the Bank Credit Facilities, by a mortgage on substantially all of the real property and liens on substantially all of the operating facilities, equipment and other assets of the Operating Partnership. The First Mortgage Notes will mature September 15, 2009, and will require semiannual prepayments, without premium on the principal thereof, beginning on March 15, 2001. Interest is payable semiannually on March 15 and September 15. For the six months ended March 31, 1996 the Partnership paid interest in the amount of $1.7 million.

       The First Mortgage Note Agreement contains various restrictive and affirmative covenants applicable to the Operating Partnership, including
     (i) restrictions on the incurrence of additional indebtedness and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.


5)   BANK CREDIT FACILITIES

       The Bank Credit Facilities (the "Bank Credit Facilities") consist of a $25.0 million acquisition facility (the "Acquisition Facility") and a $12.0 million working capital facility (the "Working Capital Facility"). The Operating Partnership's obligations, under the Bank Credit Facilities, are secured, on an equal and ratable basis with the Operating Partnership's obligations under the First Mortgage Notes. The Bank Credit Facilities will bear interest at a rate based upon either the London Interbank Offered Rate plus a margin or a Base Rate. This agreement contains covenants generally similar to those contained in the First Mortgage Notes.

       The Working Capital Facility will expire on December 31, 1998. The Acquisition Facility will revolve until September 30, 1998, after which any outstanding loans will amortize quarterly in equal principal payments over a period of 3 1/4 years.

6)   OVER-ALLOTMENT EXERCISE

       On January 18, 1996, pursuant to the underwriters' over-allotment option, Star Gas Partners issued an additional 275,000 Common Units at $22.00 per share for $5.6 million, net of underwriting discounts and expenses. The Partnership will use these proceeds for general corporate purposes.


7)   REPAYMENT OF ADDITIONAL DEBT DUE TO PETRO

       In order that the Partnership would commence operations with $6.2 million of working capital on December 20, 1995, the Conveyance Agreement provided that the amount of debt due to Petro at closing would be adjusted upwards or downwards to the extent that the Star Gas Group's net working capital exceeded or was less than $6.2 million. At closing, net working capital was $9.7 million and $3.5 million was repaid to Petro on January 18, 1996.


8)   NET INCOME PER UNIT

       Net income per Unit is computed by dividing net income, after deducting the General Partner's 2.0% interest, by the weighted average number of Common Units and Subordinated Units outstanding.


9)   COMMITMENTS AND CONTINGENCIES

       In the ordinary course of business, the Partnership is threatened with, or is named in, various lawsuits. The Partnership is not a party to any litigation which individually or in the aggregate could reasonably be expected to have a material adverse effect on the company.


10)  RELATED PARTY TRANSACTIONS

       The Partnership has no employees and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. For the period December 20, 1995 through March 31, 1996, the Partnership reimbursed the General Partner for approximately $6.5 million representing salary, payroll tax and other compensation paid to the employees of the General Partner.

       In addition, Petro has incurred and was reimbursed for approximately $0.7 million of facility operating costs and management service expenses it incurred on behalf of the Partnership for the period December 20, 1995 through March 31, 1996. These expenses represent the Partnership's share of the costs incurred by Petro in conducting the operations of certain shared branch locations and to provide corporate managerial services.

11)  UNAUDITED PRO FORMA FINANCIAL INFORMATION

       The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations for the three and six months ended March 31, 1995 and 1996 were derived from the historical statements of operations of the Star Gas Group, for the periods October 1, 1994 through March 31, 1995 and October 1, 1995 through December 20, 1995 and the Condensed Consolidated Statement of Operations of the Partnership from December 20, 1995 through March 31, 1996. The Pro Forma Condensed Consolidated Statements of Operations were prepared to reflect the effects of Partnership formation as if it had been completed in its entirety as of the beginning of the periods presented. However, these statements do not purport to present the results of operations of the Partnership had partnership formation actually been completed as of the beginning of the periods presented. In addition, the Pro Forma Condensed Consolidated Statements of Operations are not necessarily indicative of the results of future operations of the Partnership and should be read in conjunction with the historical Condensed Consolidated Financial Statements of the Predecessor Company and the Partnership.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

           PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per unit amounts)
                                  (unaudited)


                                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                               MARCH 31,             MARCH 31,
                                          --------------------  -------------------
                                            1996       1995       1996       1995
                                          ---------  ---------  ---------  --------
Sales                                      $47,080    $38,347    $81,714    $68,617
Cost of sales                               24,481     17,783     40,386     32,922
                                           -------    -------    -------    -------
  Gross profit                              22,599     20,564     41,328     35,695

Operating expenses                          11,137     10,565     21,657     20,804
Depreciation and amortization                2,473      2,314      4,916      5,027
Net gain (loss) on sales of assets             (23)        (5)      (136)        51
                                           -------    -------    -------    -------
  Operating income                           8,966      7,680     14,619      9,915
Interest expense (net)                       1,722      1,722      3,466      3,466
                                           -------    -------    -------    -------

  Income before income taxes                 7,244      5,958     11,153      6,449

Income tax expense                              14         14         25         25
                                           -------    -------    -------    -------

  Net income                               $ 7,230    $ 5,944    $11,128    $ 6,424
                                           =======    =======    =======    =======

General Partner's interest
  in net income                            $   145    $   119    $   224    $   129
                                           -------    -------    -------    -------

Limited Partners' interest
  in net income                            $ 7,085    $ 5,825    $10,904    $ 6,295
                                           =======    =======    =======    =======

Net income per Limited Partner unit          $1.34      $1.11      $2.07      $1.19
                                           =======    =======    =======    =======

Weighted average number of units             5,271      5,271      5,271      5,271
 outstanding                               =======    =======    =======    =======

Other Data:
EBITDA (A)                                 $11,462    $ 9,999    $19,671    $14,891
Retail propane gallons sold                 38,161     33,235     69,005     61,682


(A) EBITDA is defined as operating income plus depreciation and amortization expense and less net gain (loss) on sales of assets. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

    Significant pro forma adjustments reflected in the above data include the following:

1. For the six months ended March 31, 1995, the elimination of the results of the Star Gas Group's propane operations in Southern Georgia from October 1, 1994 - November 16, 1994.

2. For the three and six months ended March 31, 1995, the elimination of management fees paid by the Star Gas Group to Petro.

3. For the three and six months ended March 31, 1995 and the six months ended March 31, 1996, the addition of the estimated incremental general and administrative costs associated with operating as a publicly traded partnership.

4. For the three and six months ended March 31, 1995 and the six months ended March 31, 1996, an adjustment to interest expense to reflect the repayment of debt due to Petro and to reflect the interest expense associated with the First Mortgage Notes and Bank Credit Facility.

5. For the three and six months ended March 31, 1995 and the six months ended March 31, 1996, the elimination of the provision for income taxes, as taxes on income will be borne by the Partners and not the Partnership, except for corporate income taxes relative to the Partnership's wholly owned subsidiary, which will conduct non-qualifying Master Limited Partnership business.

12)  ACQUISITION

       During the six month period ending March 31, 1996, the Company acquired the assets of one unaffiliated propane dealer. The aggregate consideration for this acquisition, accounted for by the purchase method, was approximately $1.5 million. Sales and net income of the acquired company are included in the consolidated statement of income from the date of acquisition.

       Had this acquisition occurred at the beginning of the period, the pro forma unaudited results of operations for the six months ended March 31, 1996 would have been as follows:

                                                      OCTOBER 1, 1995       DECEMBER 20, 1995   OCTOBER 1, 1995
                                                          THROUGH                THROUGH           THROUGH
                                                     DECEMBER 20, 1995       MARCH 31, 1996    MARCH 31, 1996
                                                  ------------------------  -----------------  ---------------
      Sales                                                        $28,348            $54,033          $82,381
                                                                   =======        ===========       ==========
      Net Income                                                   $ 2,014            $ 8,872          $10,886
                                                                   =======        ===========       ==========
      General Partner's interest in net income                                       $   178
                                                                                 -----------
      Limited Partners' interest in net income                                       $ 8,694
                                                                                 ===========
      Net income per limited partner unit                                              $1.65
                                                                                 ===========
      Weighted average number of units outstanding                                     5,271
                                                                                 ===========

13)  GENERAL PARTNER FINANCIAL STATEMENTS

     The following presents the Condensed Consolidated Balance Sheet as of March 31, 1996 together with the Condensed Consolidated Statement of Operations of the General Partner, Star Gas Corporation and Subsidiaries, for the period December 20, 1995 through December 31, 1995 and January 1, 1996 through March 31, 1996.

                              STAR GAS CORPORATION
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                  (unaudited)

ASSETS:
Current assets:
   Cash                                             $ 6,063
   Due from Petro                                        27
   Interest receivable                                  372
                                                    -------
      Total current assets                            6,462

Note receivable from Petro                           12,000
Investment in Partnership                            15,331
                                                    -------
      Total assets                                  $33,793
                                                    =======

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accrued expenses                                 $    15
Shareholders' equity                                 33,778
                                                    -------

      Total liabilities and shareholders' equity    $33,793
                                                    =======

                              STAR GAS CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (in thousands)
                                  (unaudited)

                                          DECEMBER 20, 1995  JANUARY 1, 1996   DECEMBER 20, 1995
                                               THROUGH           THROUGH            THROUGH
                                          DECEMBER 31, 1995   MARCH 31, 1996     MARCH 31, 1996
                                          -----------------  ----------------  ------------------
Revenues:
Reimbursement of expenses
  from Operating Partnership                           $883           $5,649              $6,532

Expenses:
Operating Expenses                                        -                2                   2
Services provided to Operating
 Partnership                                            883            5,649               6,532
                                                       ----           ------              ------
  Operating loss                                          -               (2)                 (2)
Interest income                                           6              445                 451
                                                       ----           ------              ------
Income before equity interest in Star
  Gas Partners, L.P.                                      6              443                 449
                                                       ----           ------              ------
Share of income of Star Gas Partners,
 L.P.                                                   728            3,366               4,094
                                                       ----           ------              ------
Net income                                             $734           $3,809              $4,543
                                                       ====           ======              ======

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS



SIX MONTHS ENDED MARCH 31, 1996
- -------------------------------
COMPARED TO SIX MONTHS ENDED MARCH 31, 1995
- -------------------------------------------


VOLUME

     For the six months ended March 31, 1996, retail propane volume increased 8.5% to 69.0 million gallons, as compared to 63.6 million gallons for the six months ended March 31, 1995. Excluding the divested Southern Georgia operations, which contributed 1.9 million gallons for the six months ended March 31, 1995, retail propane increased 11.9% or 7.3 million gallons. Propane sold to residential and commercial customers increased 20.6% or 9.3 million gallons, due to 21.2% colder weather, acquisitions and internal account growth. While the residential and commercial market segments were favorably impacted by the colder temperatures, sales to agricultural customers, who use propane predominately in the grain drying process, declined 2.1 million gallons, primarily as a result of the unusually dry crop harvest in the fall of 1995.


SALES

     Sales increased 15.6% or $11.0 million, to $81.7 million for the six months ended March 31, 1996, as compared to $70.7 million for the six months ended March 31, 1995. Excluding the divested Southern Georgia operations, which generated $2.1 million of sales in the prior year's period, sales from continuing operations rose 19.1% or $13.1 million due to the increase in volume resulting from colder weather, acquisitions, and internal account growth, and to higher retail and wholesale selling prices.


COST OF SALES

     Cost of sales increased 19.0% or $6.5 million, to $40.4 million for the six months ended March 31, 1996, as compared to $33.9 million for the six months March 31, 1995. While the divestiture of the Southern Georgia operations led to a reduction in cost of sales of $1.0 million, this decline was offset by an increase of $7.5 million due to the growth in volume and to higher per gallon wholesale costs. While the Partnership did derive a benefit from the utilization of its underground storage facility during the first quarter of its fiscal year, this benefit was offset by the rapid but temporary spike in wholesale product costs experienced during the second quarter ended March 31, 1996.

GROSS PROFIT

     Gross profit increased 12.5% or $4.6 million, to $41.3 million for the six months ended March 31, 1996, as compared to $36.7 million generated for the six months ended March 31, 1995. Adjusting for $1.0 million of gross profit associated with the divested Southern Georgia operations, gross profit increased 15.8% or $5.6 million, as the increase in volume sold to higher margin residential and commercial customers more than offset a decline in gross profit of $1.0 million due to the spike in wholesale propane costs in the second quarter of fiscal 1996. In addition, gross profit was reduced further by the
2.1 million gallon decline in volume sold to lower margin agricultural customers.

DELIVERY AND BRANCH EXPENSES

     Delivery and branch expenses declined 2.8% or $0.5 million from $19.3 million for the six months ended March 31, 1995 to $18.7 million for the six months ended March 31, 1996. The divestiture of the Southern Georgia operations, which accounted for a reduction in operating expenses of $1.2 million, was partially offset by an increase of $0.7 million or 3.8% from continuing operations. This increase was attributable to the 11.9% rise in retail propane volume and $0.2 million of storm-related costs associated with the severe winter weather experienced in the Partnership's Northeast markets. The increase in operating costs was less than the increase in retail propane volume primarily due to lower insurance expense and economies of scale achieved from growth in the Partnership's customer base.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense declined $0.3 million or 5.5% to $4.9 million, as compared to $5.2 million for the six months ended March 31, 1995 primarily due to the divestiture of the Southern Georgia operations.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased approximately $0.1 million to $2.9 million for the six months ended March 31, 1996. This increase was primarily due to additional expenses associated with operating under the master limited partnership structure.

GAIN (LOSS) ON SALES OF ASSETS

     Loss on sales of assets declined to $0.1 million for the six months ended March 31, 1996 from $0.6 million for the six months ended March 31, 1995.
During the six months ending March 31, 1995, a loss of $0.7 million was recorded in connection with the sale of the Southern Georgia operations.

INTEREST EXPENSE

     Interest expense declined 9.0% or $0.4 million to $3.9 million for the six months ended March 31, 1996, as compared to $4.3 million for the six months ended March 31, 1995. This reduction was primarily due to a decline in the weighted average long-term borrowing rate. For further discussions concerning the Partnership's current debt structure, refer to footnote 4 of the condensed consolidated financial statements.

INCOME TAX EXPENSE

     Income tax expense for the six months ended March 31, 1996 was approximately $0.1 million. This expense primarily represents certain state income taxes that the Star Gas Group was required to pay. Subsequent to December 20, 1995, taxes on income will be borne by the partners and not the Partnership, except for income taxes relating to the Partnership's wholly owned corporate subsidiary which conducts non-qualifying master limited partnership business.


NET INCOME

     Net income increased 136.4% or $6.2 million to $10.7 million for the six months ended March 31, 1996. The improvement of $6.2 million was attributable to the 11.9% increase in retail propane volume, the positive impact of divesting the Southern Georgia operations, and lower non-cash expenses, including the loss on sales of assets.


EBITDA

     EBITDA (defined as operating income plus depreciation and amortization less net gain (loss) of sale of assets) increased $5.0 million or 34.3% to $19.7 million for the six months ended March 31, 1996. This significant improvement in EBITDA was the result of the increase in volume associated with colder temperatures and growth in the Partnership's customer base due to acquisitions and internal marketing, partially offset by lower per gallon gross profit margins experienced during the second quarter of fiscal 1996 resulting from the rapid but temporary spike in wholesale propane costs. Total operating expenses increased only 4.3% for continuing operations, despite an 11.9% increase in retail propane volume, as the economies of scale associated with growth as well as management's successful efforts at controlling the Partnership's operating expenses, more than offset the effects of inflationary pressures on operating costs. Also contributing to the increase in EBITDA was the divestiture of the Southern Georgia operations, which negatively impacted EBITDA in the prior year period by $0.2 million.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS



THREE MONTHS ENDED MARCH 31, 1996
- ----------------------------------
COMPARED TO THREE MONTHS ENDED MARCH 31, 1995
- ---------------------------------------------


VOLUME

     For the three months ended March 31, 1996, retail propane volume increased 14.8% or 4.9 million gallons to 38.2 million gallons, as compared to 33.2 million gallons for the three months ended March 31, 1995. This increase in volume was attributable to 12.3% colder temperatures, as well as growth in volume associated with three acquisitions consummated since April 1, 1995 and new customers added through internal marketing.


SALES

     Sales increased 22.8% or $8.7 million, to $47.1 million for the three months ended March 31, 1996, as compared to $38.3 million for the three months ended March 31, 1995. This increase was primarily due to the increase in volume described above and to higher retail selling prices, partly reflecting the Partnership's response to a spike in per gallon wholesale product costs experienced during the quarter ended March 31, 1996.


COST OF SALES

     Cost of sales increased 37.7% or $6.7 million, to $24.5 million for the three months ended March 31, 1996, as compared to $17.8 million for the three months ended March 31, 1995. This increase of 37.7% exceeded the increase in retail propane volume of 14.8% due to a rapid but temporary increase in wholesale propane costs experienced during the quarter ended March 31, 1996.


GROSS PROFIT

     Gross profit increased 9.9% or $2.0 million, to $22.6 million for the quarter ended March 31, 1996, as compared to $20.6 million for three months ended March 31, 1995. While gross profit rose by approximately $2.7 million due to the 14.8% increase in retail propane sold, it was partially offset by a $1.0 million decline due to the effects of lower per gallon propane margins. In several of the Partnership's marketing areas, per gallon gross profit margins declined versus the prior year's comparable quarter as increases in selling prices could not keep pace with the rapid but temporary spike in wholesale product costs, due to competitive pressures.

DELIVERY AND BRANCH EXPENSES

     Delivery and branch expenses increased 4.9% or $0.5 million to $9.7 million for the three months ended March 31, 1996. This increase was due to the 14.8% increase in retail volume and $0.2 million of storm-related costs associated with the severe winter weather experienced in the Partnerships' Northeast markets. When measured on a per gallon basis, these expenses declined by 8.6% primarily due to management's success in negotiating a lower level of insurance expense.


DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense increased 6.9% or $0.2 million to $2.5 million for the three months ended March 31, 1996, as compared to $2.3 million for the three months ended March 31, 1995 due to the impact of three acquisitions consummated since April 1, 1995.


GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased approximately $0.2 million to $1.5 million for the three months ended March 31, 1996. This increase was primarily due to the additional expenses associated with operating under the master limited partnership structure.


INTEREST EXPENSE

     Interest expense declined 16.1% or $0.3 million to $1.7 million for the three months ended March 31, 1996, as compared to $2.1 million for three months ended March 31, 1995. This reduction was primarily due to a decline in the weighted average long-term borrowing rate. For further discussions concerning the Partnership's current debt structure, refer to footnote 4 of the condensed consolidated financial statements.


INCOME TAX EXPENSE

     Income tax expense for the three months ended March 31, 1996 represents certain state income taxes that will be borne by the Partnership related to the Partnership's wholly owned subsidiary which conducts non-qualifying master limited partnership business.


NET INCOME

     Net income increased 28.4% or $1.6 million to $7.2 million for the three months ended March 31, 1996, as compared to $5.6 million for the three months ended March 31, 1995. This change was attributable to the $2.0 million increase in gross profit and lower interest expense, which was partially offset by slightly higher operating and non-cash expenses.

EBITDA

     EBITDA (defined as operating income plus depreciation and amortization less net gain (loss) on sale of assets) increased 14.2% or $1.4 million to $11.5 million for the three months ended March 31, 1996, as compared to $10.0 million for the quarter ended March 31, 1995. This increase in EBITDA was primarily the result of increased volume attributable to colder temperatures and new customers added through internal marketing and acquisitions. While total operating expenses increased by 5.8%, this was less than the 14.8% increase in retail volume due to management's success in controlling such expenses. To a certain extent, the favorable results arising from the volume growth and expense curtailments were offset by lower per gallon gross profit margins due to the rapid but temporary spike in wholesale propane costs and expenses related to the unusually severe storms experienced in the Northeast. EBITDA should not be considered as an alternative to net income as a measure of operating performance or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but, provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution and expenses related to the unusually severe storm activity in the Northeast.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     For the six months ended March 31, 1996, net cash provided by operating activities was $9.7 million. Net income of $10.7 million, non-cash charges of $5.3 million, and other changes in working capital of $0.1 million provided $16.1 million in cash, which was partially used to finance an increase in accounts receivable of $6.4 million.

     Net cash used in investing activities was $3.7 million for the six months ended March 31, 1996. The proceeds from sales of certain fixed assets were used to partially fund $2.9 million of capital expenditures and the acquisition of a propane distributor for $1.5 million.

     In December 1995, Star Gas issued $85.0 million of First Mortgage Notes with an interest rate of 8.04% that provided $83.6 million in cash, net of expenses. (The liability for these notes was assumed by the Operating Partnership pursuant to the Conveyance Agreement). Star Gas used the net proceeds from these notes to repay $40.1 million of debt and preferred stock, pay dividends of $25.5 million, and loan $12.0 million, all to Petro and $6.0 million was retained by Star Gas to fund the General Partner's additional contribution obligation. (See Footnote 2.) Also in December 1995, the Partnership sold 2.6 million Common Units, which provided $51.0 million in cash, net of expenses. The proceeds from this public offering were used to repay $51.0 million of debt due to Petro. In January 1996, the Partnership paid to Petro $3.5 million representing additional indebtedness resulting from the excess of working capital over $6.2 million as provided in the Conveyance Agreement.

     Also in January 1996, the Partnership sold an additional 275,000 Common Units at $22.00 per share. The net proceeds, after deducting the underwriting discount of $0.4 million, was $5.6 million. As a result of the exercise of the over-allotment option, the General Partner was required to make an additional capital contribution of $56,000. The Partnership intends to use these funds for general partnership purposes.

- -------------------------------------------

     The Partnership will make distributions in an amount equal to all of its Available Cash approximately 45 days after the end of each fiscal quarter ending March 31, June 30, September 30 and December 31, to holders of record on the applicable record date. The initial distribution will occur on May 15, 1996 to holders of record as of May 1, 1996. The initial distribution will be $0.6225 per unit and represents a pro rata distribution of $0.0725 per unit for the period December 20, 1995 to December 31, 1995 and a quarterly distribution of $0.55 per unit for the three months ended March 31, 1996. For the remainder of fiscal 1996, the Partnership anticipates paying Limited and General Partner distributions of approximately $3.0 million and paying interest on the First Mortgage Notes of $3.4 million.

     Based on the Partnership's current cash position, bank credit availability and expected net cash from operating activities, the Partnership expects to be able to meet all of their above obligations for fiscal 1996, as well as meet all of its other current obligations as they become due.

                          PART II:  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------



     (a)  Exhibits Included Within:
          ------------------------

          (27)  Financial Data Schedule


     (b)  Reports on Form 8-K
          -------------------

        No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



Star Gas Partners, L.P.

By:  Star Gas Corporation
     (General Partner)


Signature                           Title                     Date
- ---------                           -----                     ----

By:    William G. Powers, Jr.     President                May 9, 1996
       ----------------------     Star Gas Corporation
       William G. Powers, Jr.


By:    Richard F. Ambury        Vice President - Finance    May 9, 1996
       -----------------        Star Gas Corporation
      Richard F. Ambury