Form 10-Q
period 1996-06-30
STAR GAS PARTNERS LP
filed 1996-08-07
CIK 1002590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

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


2187 Atlantic Street, Stamford, Connecticut 06902
- -------------------------------------------------
(Address of principal executive office)        (Zip Code)

(203) 328-7300
- -------------------------------------------------
(Registrant's telephone number, including area code)


- -------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

                               Yes   X     No __
                                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 1996:

Star Gas Partners, L.P.  2,875,000 Common Units
                         2,396,078 Subordinated Units

This Report contains a total of 27 pages.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                               INDEX TO FORM 10-Q


                                                                           PAGE
                                                                           ----
Part 1    Financial Information:
          Item 1 - Financial Statements

          Star Gas Partners, L.P. and the Star Gas Group (Predecessor)
          ------------------------------------------------------------
               Condensed Consolidated Balance Sheets as of
               June 30, 1996 and September 30, 1995 (Predecessor)            3

               Condensed Consolidated Statements of Operations
               for the three months ended June 30, 1996 and
               June 30, 1995 (Predecessor)                                   4

               Condensed Consolidated Statements of Operations
               from October 1 through December 20, 1995 (Predecessor)
               and from December 20, 1995 through June 30, 1996 and
               October 1, 1994 - June 30, 1995 (Predecessor)                 5

               Condensed Consolidated Statements of Cash Flows from
               October 1 through December 20, 1995 (Predecessor)
               and from December 20 through June 30, 1996 and
               October 1, 1994 - June 30, 1995 (Predecessor)                 6

               Condensed Consolidated Statement of Partners' Capital
               from December 20, 1995 through June 30, 1996                  7

               Notes to Condensed Consolidated Financial Statements          8 - 18


          Item 2 - Management's Discussion and Analysis of Financial
                   Conditions and Results of Operations                     19 - 25


Part 2    Other Information:

          Item 6 - Exhibits and Reports on Form 8-K                          26

          Signature                                                          27

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                           June 30,    September 30,
                                             1996           1995
                                          (unaudited)  (Predecessor)
                                          -----------  --------------
Assets:

Current assets:
  Cash                                      $ 10,335        $    727
  Receivables, net of allowance of $320
   and $362, respectively                      6,190           6,436

  Inventories                                  2,993           6,154
  Prepaid expenses and other current           1,176             949
   assets                                   --------        --------
        Total current assets                  20,694          14,266
                                            --------        --------

  Property and equipment                     108,989         103,879
    Less accumulated depreciation            (11,036)         (5,192)
                                            --------        --------
                                              97,953          98,687
 Intangibles, net of accumulated
  amortization of $5,800 and $3,267,          41,561          42,440
     respectively and other assets          --------        --------
             Total assets                   $160,208        $155,393
                                            ========        ========

Liabilities and Partners' Capital/Predecessor Equity
Current liabilities:
  Current debt                              $      -        $    748
  Accounts payable                             1,961           2,824
  Accrued interest                             2,058              20
  Other accrued expenses                       2,504           2,980
  Dividends payable                                -           4,875
  Customer credit balances                         -           3,305
                                            --------        --------
        Total current liabilities              6,523          14,752
                                            --------        --------

  Long-term debt                              85,000           1,389
  Due to Petro                                     -          86,002
  Other long-term liabilities                    252             320
  Cumulative redeemable preferred stock            -           8,625
  Predecessor Equity                               -          44,305
  Partners' Capital:
    Common unitholders                        56,544               -
    Subordinated unitholder                   11,582               -
    General partner                              307               -
                                            --------        --------
        Total Partners'
         Capital/Predecessor Equity           68,433          44,305
                                            --------        --------

        Total Liabilities and Partners'
          Capital/Predecessor Equity        $160,208        $155,393
                                            ========        ========




 See accompanying notes to condensed consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per unit amounts)
                                  (unaudited)




                                             Three Months Ended
                                          ------------------------
                                                       June 30,
                                          June 30,       1995
                                            1996     (Predecessor)
                                          ---------  -------------
Sales                                      $18,416        $16,718
Cost of sales                                8,483          7,666
                                           -------        -------
  Gross profit                               9,933          9,052

Delivery and branch                          7,768          7,699
Depreciation and amortization                2,546          2,354
General and administrative                   2,005          1,719
Net gain (loss) on sales of assets             (29)             -
                                           -------        -------
  Operating loss                            (2,415)        (2,720)
Interest expense (net)                       1,614          2,155
                                           -------        -------
  Loss before income taxes                  (4,029)        (4,875)
Income tax expense                              17             35
                                           -------        -------
  Net loss                                 $(4,046)       $(4,910)
                                           =======        =======

General Partner's interest
  in net loss                              $   (81)
                                           -------

Limited Partners' interest
  in net loss                              $(3,965)
                                           =======

Net loss per Limited Partner unit          $ (0.75)
                                           =======
Weighted average number of Limited
 Partner units outstanding                   5,271
                                           =======





 See accompanying notes to condensed consolidated financial statements

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per unit amounts)
                                  (unaudited)


                                                                               Nine Months Ended
                                                                         ----------------------------------
                                  October 1, 1995                        October 1, 1995   October 1, 1994
                                      through        December 20, 1995       through           through
                                 December 20, 1995        through         June 30, 1996     June 30, 1995
                                   (Predecessor)       June 30, 1996        (Combined)      (Predecessor)
                                 ------------------  ------------------  ----------------  ----------------

Sales                                      $28,159             $71,971          $100,130           $87,389
Cost of sales                               12,808              36,061            48,869            41,599
                                           -------             -------          --------           -------
  Gross profit                              15,351              35,910            51,261            45,790

Delivery and branch                          7,729              18,759            26,488            26,957
Depreciation and amortization                2,177               5,285             7,462             7,557
General and administrative                   1,349               3,543             4,892             4,514
Net gain (loss) on sales
  of assets                                   (113)                (52)             (165)             (584)
                                           -------             -------          --------           -------
  Operating income                           3,983               8,271            12,254             6,178
Interest expense (net)                       1,922               3,569             5,491             6,415
                                           -------             -------          --------           -------
  Income (loss) before income
    taxes                                    2,061               4,702             6,763              (237)
Income tax expense                              60                  33                93               140
                                           -------             -------          --------           -------
  Net income (loss)                        $ 2,001             $ 4,669          $  6,670           $  (377)
                                           =======             =======          ========           =======

General Partner's interest
  in net income                                                $    93
                                                               -------

Limited Partners' interest
  in net income                                                $ 4,576
                                                               =======

Net income per Limited Partner unit                              $0.87
                                                               =======
Weighted average number of Limited Partner
  units outstanding                                              5,271
                                                               =======





 See accompanying notes to condensed consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                           October 1, 1995                        October 1, 1995   October 1, 1994
                                               through        December 20, 1995       through           through
                                          December 20, 1995        through         June 30, 1996     June 30, 1995
                                            (Predecessor)       June 30, 1996        (Combined)      (Predecessor)
                                          ------------------  ------------------  ----------------  ----------------
Operating activities:
Net income (loss)                                  $  2,001            $  4,669          $  6,670          $   (377)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
Depreciation and amortization                         2,177               5,285             7,462             7,557
Provision for losses on
 accounts receivable                                    101                 245               346               421
Loss on sales of assets                                 113                  52               165               572
Changes in operating assets
 and liabilities:
   Decrease (increase) in receivables                (2,779)              2,878                99             1,740
   Decrease in inventories                            1,430               1,733             3,163               251
   Decrease (increase) in prepaid and
      other assets                                     (455)                400               (55)              596
   Increase (decrease) in accounts
    payable                                              10                (873)             (863)             (354)
   Increase (decrease) in other
    current liabilities                              (1,713)              1,206              (507)           (4,086)
   Decrease in other long-term
    liabilities                                         (12)                (56)              (68)              (60)
                                                   --------            --------          --------          --------
       Net cash provided by operating
         activities                                     873              15,539            16,412             6,260
                                                   --------            --------          --------          --------
Investing activities:
Capital expenditures                                 (1,617)             (2,315)           (3,932)           (6,129)
Purchase of company                                       -              (1,527)           (1,527)           (3,607)
Proceeds from sales of fixed assets                     566                 130               696               228
Proceeds from sale of business                            -                   -                 -            13,250
                                                   --------            --------          --------          --------
       Net cash provided by (used in)
         investing activities                        (1,051)             (3,712)           (4,763)            3,742
                                                   --------            --------          --------          --------
Financing activities:
Net repayments under revolving
 credit facility                                          -                   -                 -            (2,300)
Borrowings(repayments) of debt to                   (31,425)            (54,577)          (86,002)              782
 Petro
Repayments of preferred stock                             -                   -                 -            (5,091)
Dividends to Petro                                  (25,538)                  -           (25,538)                -
Minimum Quarterly Distribution                            -              (3,348)           (3,348)             (252)
Loan to Petro                                       (12,000)                  -           (12,000)                -
Proceeds from debt placement                         85,000                   -            85,000                 -
Proceeds from offering                                    -              63,306            63,306                 -
Repayment of preferred stock to Petro                (8,625)                  -            (8,625)                -
Debt placement and credit agreement
 expenses                                            (1,412)               (814)           (2,226)                -
Expenses of offering                                      -              (6,578)           (6,578)                -
Repayment of other debt                                 (30)                  -               (30)           (4,443)
Cash retained by general partner                     (6,000)                  -            (6,000)                -
                                                   --------            --------          --------          --------
      Net cash used in
        financing activities                            (30)             (2,011)           (2,041)          (11,304)
                                                   --------            --------          --------          --------
      Net increase (decrease) in cash                  (208)              9,816             9,608            (1,302)
Cash at beginning of period                             727                 519               727             1,825
                                                   --------            --------          --------          --------
Cash at end of period                              $    519            $ 10,335          $ 10,335          $    523
                                                   ========            ========          ========          ========

See accompanying notes to condensed consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                  (unaudited)




                                             Number of units                                                Total
                                       -----------------------------                            General    Partners'
                                           Common       Subordinated   Common   Subordinated    Partner    Capital
                                       ---------------  ------------  --------  -------------  ----------  --------
Balance December 20, 1995                     -              -            -              -            -        -

Contribution of net assets
        from Predecessor                      -            2,396      $   -          $10,956        $225   $11,181

     Issuance of Common Units, net          2,875            -         55,875            -            56    55,931

     Minimum Quarterly Distribution                                    (1,790)        (1,491)        (67)   (3,348)

     Net income                               -              -          2,459          2,117          93     4,669
                                       ---------------  ------------  -------        -------        ----   -------

Balance June 30, 1996                       2,875          2,396      $56,544        $11,582        $307   $68,433
                                       ===============  ============  =======        =======        ====   =======

See accompanying notes to condensed consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995



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

       The Condensed Consolidated Financial Statements for the period December 20, 1995 through June 30, 1996 include the accounts of Star Gas Partners, L.P., the Operating Partnership and its corporate subsidiary, Stellar Propane Service Corp., collectively referred to herein as (the "Partnership"). The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. They include all adjustments which the Partnership considers necessary for a fair statement of the results of the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the notes thereto for the fiscal years ended September 30, 1993, 1994 and 1995 included in the registration statement on Form S-1 (No. 33-98490) of Star Gas Partners, L.P. filed with the Securities and Exchange Commission in connection with Star Gas Partners' initial public offering. Due to the seasonal nature of the Partnership's propane business, the results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.

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

       To enhance the Partnership's ability to pay the Minimum Quarterly Distribution on the Common Units, the General Partner has agreed, subject to certain limitations, to contribute additional capital to the Partnership if, and to the extent that, the amount of Available Cash constituting Operating Surplus (without giving effect to any such additional contribution) with respect to any quarter is less than the amount necessary to distribute the Minimum Quarterly Distribution on all outstanding Common Units for such quarter. As of June 30, 1996, the General Partner's additional Capital Contribution obligation was $4.5 million.

       The Partnership will make distributions to its partners with respect to each fiscal quarter in an amount equal to all of its Available Cash for such quarter approximately 45 days after each quarter ending March 31, June 30, September 30 and December 31. The first distribution commenced with the quarter ending March 31, 1996 and was paid on May 15, 1996 to holders of record as of May 1, 1996. The initial distribution was $0.6225 per unit and represented a pro rata distribution of $0.0725 per unit for the period December 20, 1995 to December 31, 1995 and a quarterly distribution of $0.55 per unit for the three months ended March 31, 1996. The distribution for the quarter ending June 30, 1996 of $0.55 will be paid on August 15, 1996 to holders of record as of August 1, 1996.


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

4)   Long-Term Debt

       In December 1995, the General Partner issued $85.0 million of first mortgage notes (the "First Mortgage Notes") with an annual interest rate of 8.04%. These notes were assumed as part of the Star Gas Conveyance by the Operating Partnership. The Operating Partnership's obligations under the First Mortgage Note Agreement are secured, on an equal and ratable basis with the Operating Partnership's obligations under the Bank Credit Facilities, by a mortgage on substantially all of the real property and liens on substantially all of the operating facilities, equipment and other assets of the Operating Partnership. The First Mortgage Notes will mature September 15, 2009, and will require semiannual prepayments, without premium on the principal thereof, beginning on March 15, 2001. Interest is payable semiannually on March 15 and September 15. For the nine months ended June 30, 1996 the Partnership paid interest in the amount of $1.7 million.

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


8)   Net Income per Limited Partner Unit

       Net income per Limited Partner Unit is computed by dividing net income, after deducting the General Partner's 2.0% interest, by the weighted average number of Common Units and Subordinated Units outstanding.


9)   Commitments and Contingencies

       In the ordinary course of business, the Partnership is threatened with, or is named in, various lawsuits. The Partnership is not a party to any litigation which individually or in the aggregate could reasonably be expected to have a material adverse effect on the company.


10)  Related Party Transactions

       The Partnership has no employees and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. For the period December 20, 1995 through June 30, 1996, the Partnership reimbursed the General Partner approximately $11.5 million representing salary, payroll tax and other compensation paid to the employees of the General Partner.

       In addition, Petro has incurred and was reimbursed for approximately $1.3 million of facility operating costs and management service expenses it incurred on behalf of the Partnership for the period December 20, 1995 through June 30, 1996. These expenses represent the Partnership's share of the costs incurred by Petro in conducting the operations of certain shared branch locations and to provide certain managerial services.

11)  Unaudited Pro Forma Financial Information

       The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 1995 and 1996 were derived from the historical statements of operations of the Star Gas Group, for the periods October 1, 1994 through June 30, 1995 and October 1, 1995 through December 20, 1995 and the Condensed Consolidated Statement of Operations of the Partnership from December 20, 1995 through June 30, 1996. The Pro Forma Condensed Consolidated Statements of Operations were prepared to reflect the effects of Partnership formation as if it had been completed in its entirety as of the beginning of the periods presented. However, these statements do not purport to present the results of operations of the Partnership had partnership formation actually been completed as of the beginning of the periods presented. In addition, the Pro Forma Condensed Consolidated Statements of Operations are not necessarily indicative of the results of future operations of the Partnership and should be read in conjunction with the historical Condensed Consolidated Financial Statements of the Predecessor Company and the Partnership.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

           PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per unit amounts)
                                  (unaudited)


                                        Three Months Ended    Nine Months Ended
                                             June 30,              June 30,
                                       --------------------  --------------------
                                         1996       1995        1996       1995
                                       ---------  ---------  ----------  --------
Sales                                   $18,416    $16,718    $100,130    $85,335
Cost of sales                             8,483      7,666      48,869     40,588
                                        -------    -------    --------    -------
  Gross profit                            9,933      9,052      51,261     44,747

Operating expenses                        9,773      9,452      31,430     30,256
Depreciation and amortization             2,546      2,354       7,462      7,381
Net gain (loss) on sales of assets          (29)         -        (165)        51
                                        -------    -------    --------    -------
  Operating income (loss)                (2,415)    (2,754)     12,204      7,161
Interest expense (net)                    1,614      1,614       5,080      5,080
                                        -------    -------    --------    -------
  Income (loss) before income taxes      (4,029)    (4,368)      7,124      2,081
Income tax expense                           17         17          42         42
                                        -------    -------    --------    -------
  Net income (loss)                     $(4,046)   $(4,385)   $  7,082    $ 2,039
                                        =======    =======    ========    =======

General Partner's interest
  in net income (loss)                  $   (81)   $   (88)   $    142    $    41
                                        -------    -------    --------    -------

Limited Partners' interest
  in net income (loss)                  $(3,965)   $(4,297)   $  6,940    $ 1,998
                                        =======    =======    ========    =======

Net income (loss) per Limited
  Partner unit                           $(0.75)    $(0.82)      $1.32      $0.38
                                        =======    =======    ========    =======

Weighted average number of Limited
  Partner units outstanding               5,271      5,271       5,271      5,271
                                        =======    =======    ========    =======

Other Data:
EBITDA (A)                              $   160    $  (400)   $ 19,831    $14,491

Retail propane gallons sold              13,527     12,335      82,532     74,017



(A) EBITDA is defined as operating income (loss) plus depreciation and amortization expense and less net gain (loss) on sales of assets. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

    Significant pro forma adjustments reflected in the above data include the following:

1. For the nine months ended June 30, 1995, the elimination of the results of the Star Gas Group's propane operations in Southern Georgia from October 1, 1994 - November 16, 1994.

2. For the three and nine months ended June 30, 1995, the elimination of management fees paid by the Star Gas Group to Petro.

3. For the three and nine months ended June 30, 1995 and the nine months ended June 30, 1996, the addition of the estimated incremental general and administrative costs associated with operating as a publicly traded partnership.

4. For the three and nine months ended June 30, 1995 and the nine months ended June 30, 1996, an adjustment to interest expense to reflect the repayment of debt due to Petro and to reflect the interest expense associated with the First Mortgage Notes and Bank Credit Facility.

5. For the three and nine months ended June 30, 1995 and the nine months ended June 30, 1996, the elimination of the provision for income taxes, as taxes on income will be borne by the Partners and not the Partnership, except for corporate income taxes relative to the Partnership's wholly owned subsidiary, which will conduct non-qualifying Master Limited Partnership business.

12)  Acquisition

       During the nine month period ending June 30, 1996, the Partnership acquired the assets of one unaffiliated propane dealer. The aggregate consideration for this acquisition, accounted for by the purchase method, was approximately $1.5 million. Sales and net income of the acquired company are included in the Condensed Consolidated Statements of Operations from the date of acquisition.

       Had this acquisition occurred at the beginning of the period, the pro forma unaudited results of operations for the nine months ended June 30, 1996 would have been as follows:


                                             October 1, 1995           December 20, 1995        October 1, 1995
                                                 through                    through                 through
                                             December 20, 1995           June 30, 1996           June 30, 1996
                                             -----------------         -----------------       ----------------

     Sales                                      $   28,348                 $   72,211             $   100,559
                                                ==========                 ==========             ===========

     Net Income                                 $    2,014                 $    4,797             $     6,811
                                                ==========                 ==========              ===========

     General Partner's interest in net                                     $       96
       income                                                              ==========

     Limited Partners' interest in net                                     $    4,701
       income                                                              ==========

     Net income per Limited Partner
       unit                                                                $     0.89
                                                                           ==========
     Weighted average number of Limited
       Partner unit                                                             5,271
                                                                           ==========

13)  Subsequent Event - Acquisition

     On July 22, 1996, the Partnership acquired the assets of one unaffiliated propane dealer. The aggregate consideration for this acquisition, accounted for by the purchase method, was approximately $0.9 million.

14)  Subsequent Event - Retention of Morgan Stanley & Co. Incorporated

     On August 1, 1996, the Partnership announced that it has retained Morgan Stanley & Co., Incorporated to assist it in the development and consideration of strategic alternatives designed to maximize value for its unitholders. Alternatives to be investigated may include, but will not be limited to, the sale or merger of Star Gas.

15)  General Partner Financial Statements

     The following presents the Condensed Consolidated Balance Sheet as of June 30, 1996 together with the Condensed Consolidated Statement of Operations of the General Partner, Star Gas Corporation and Subsidiaries, for the period December 20, 1995 through December 31, 1995 and January 1, 1996 through June 30, 1996.

                             Star Gas Corporation
                               and Subsidiaries

                     Condensed Consolidated Balance Sheet
                                (in thousands)
                                  (unaudited)

Assets:
Current assets:
   Cash                                             $ 4,632
   Due from Petro                                     3,085
   Interest receivable                                  702
                                                    -------
      Total current assets                            8,419

Note receivable from Petro                           12,000

Investment in Partnership                            11,889
                                                    -------
      Total assets                                  $32,308
                                                    =======

Liabilities and Shareholders' Equity:
Current liabilities:
   Accrued expenses                                 $    15

Shareholders' equity                                 32,293
                                                    -------

      Total liabilities and shareholders' equity    $32,308
                                                    =======


                              Star Gas Corporation
                                and Subsidiaries

                 Condensed Consolidated Statement of Operations
                                 (in thousands)
                                  (unaudited)

                           December 20, 1995   January 1, 1996 December 20, 1995
                                through             through        through
                           December 31, 1995    June 30, 1996    June 30, 1996
                           -----------------   --------------- -----------------
Revenues:
Reimbursement of employee
  expenses from Operating
  Partnership                    $   883          $  10,588        $  11,471



Expenses:
Operating Expenses                     -                  2                2
Cost of employee services            883             10,588           11,471
 provided                        -------          ---------        ---------
  Operating loss                       -                 (2)              (2)
Interest income                        6                844              850
                                 -------          ---------        ---------
Income before equity
 interest in Star
  Gas Partners, L.P.                   6                842              848
                                 -------          ---------        ---------
Share of income of Star
 Gas Partners, L.P.                  728              1,482            2,210
                                 -------          ---------        ---------
Net income                       $   734          $   2,324        $   3,058
                                 =======          =========        =========

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS



NINE MONTHS ENDED JUNE 30, 1996
- -------------------------------
COMPARED TO NINE MONTHS ENDED JUNE 30, 1995
- -------------------------------------------


Volume

For the nine months ended June 30, 1996, retail propane volume increased 8.7% or
6.6 million gallons to 82.5 million gallons, as compared to 75.9 million gallons for the nine months ended June 30, 1995. Excluding the divested southern Georgia operations, which contributed 1.9 million gallons for the nine months ended June 30, 1995, retail propane increased 11.5% or 8.5 million gallons. Propane sold to residential and commercial customers increased 18.9% or 10.4 million gallons, due to colder temperatures, acquisitions and internal account growth. While the residential and commercial market segments were favorably impacted by the colder temperatures, sales to agricultural customers, who use propane predominately in the grain drying process, declined by approximately 2.0 million gallons primarily as a result of the unusually dry crop harvest in the fall of 1995.


Sales

Sales increased 14.6% or $12.7 million, to $100.1 million for the nine months ended June 30, 1996, as compared to $87.4 million for the nine months ended June 30, 1995. Excluding the results attributable to the southern Georgia operations, which contributed $2.1 million of sales in the prior year's period, sales rose $14.8 million due to increased volume and higher retail selling prices.


Cost of Sales

Cost of sales increased 17.5% or $7.3 million to $48.9 million for the nine months ended June 30, 1996, as compared to $41.6 million for the nine months ended June 30, 1995. The divestiture of the southern Georgia operations led to a $1.0 million reduction in cost of sales, which was offset by an increase of $8.3 million associated with additional volume sold and higher per gallon wholesale costs. While the partnership did derive a benefit from the utilization of its underground storage facility which reduced cost of sales during the first quarter of the fiscal year, this benefit was offset during the second quarter by the rapid but temporary spike in wholesale product costs.

Gross Profit

Gross Profit increased 11.9% or $5.5 million, to $51.3 million for the nine months ended June 30, 1996, as compared to $45.8 million for the nine months ended June 30, 1995. Adjusting for $1.0 million of gross profit associated with the divested southern Georgia operations, gross profit increased 14.6% or $6.5 million, as the increase in gross profit provided by the additional volume sold to higher margin residential and commercial customers more than offset a decline in gross profit attributable to the rapid rise in wholesale propane costs experienced during the second quarter of fiscal 1996. Gross profit was also impacted by a 2.0 million gallon decline in volume sold to lower margin agricultural customers. In addition, gross profit margins increased due to the shift in volume towards higher margin residential and commercial customers.


Delivery and Branch Expenses

Delivery and branch expenses declined 1.7% or $0.5 million to $26.5 million for the nine months ended June 30, 1996 from $27.0 million for nine months ended June 30, 1995. The divestiture of the southern Georgia operations, which accounted for a $1.2 million reduction in these expenses was partially offset by an increase of $0.7 million or 2.8% in the core operations. The increase of $0.7 million in core operations was attributable to the 11.5% increase in volume and approximately $0.2 million of storm related costs associated with severe winter weather experienced in the Partnership's Northeast markets. On a per gallon basis, operating costs in the core operations declined 7.8% due to lower insurance expense, improved operating efficiencies and economies of scale achieved in connection with the growth of the Partnership's customer base.


Depreciation and Amortization

Depreciation and amortization expense declined $0.1 million to $7.5 million for the nine months ended June 30, 1996, as compared to $7.6 million for the nine months ended June 30, 1995 due to the elimination of depreciation and amortization expense associated with the divested southern Georgia operations.


General and Administrative Expenses

General and administrative expenses increased approximately $0.4 million to $4.9 million for the nine months ended June 30, 1996, as compared to $4.5 million for the nine months ended June 30, 1995. This increase was primarily due to $0.4 million of non-recurring expenses associated with certain professionals engaged by the partnership to assist management in structuring and analyzing two major, complex acquisition candidates. These acquisitions will not be completed.


Gain (Loss) on Sales of Assets

Loss on sales of assets declined to $0.2 million for the nine months ended June 30, 1996 from $0.6 million for the nine months ended June 30, 1995. During the nine months ending June 30, 1995, a loss of $0.7 million was recorded in connection with the sale of the southern Georgia operations.

Interest Expense

Interest expense declined 14.4% or $0.9 million to $5.5 million for the nine months ended June 30, 1996, as compared to $6.4 million for the nine months ended June 30, 1995. This reduction was primarily due to a decline in the weighted average long-term borrowing rate. For further discussions concerning the Partnership's current debt structure, refer to footnote 4 of the Condensed Consolidated Financial Statements.


Income Tax Expense

Income tax expense for the nine months ended June 30, 1996 was approximately $0.1 million. This expense primarily represents certain state income taxes that the Star Gas Group was required to pay. Subsequent to December 20, 1995, taxes on income will be borne by the Partners and not the Partnership, except for income taxes relating to the Partnership's wholly owned corporate subsidiary which conducts non-qualifying master limited partnership business.


Net Income

Net Income increased $7.0 million to $6.7 million for the nine months ended June 30, 1996. This improvement of $7.0 million was attributable to the 11.5% increase in retail propane volume, the positive impact of divesting the southern Georgia operations and lower non-cash expenses, including the loss on sales of assets.


EBITDA

EBITDA (defined as operating income plus depreciation and amortization less net gain (loss) of sale of asset) increased $5.6 million or 38.8% to $19.9 million for the nine months ended June 30, 1996. The improvement in EBITDA was the result of the increase in volume associated with colder temperatures and growth in the Partnership's customer base due to both acquisitions and internal marketing, partially offset by the impact of lower per gallon gross profit margins experienced during the second quarter of fiscal 1996. For continuing operations, delivery and branch expenses declined by 7.8% on a per gallon basis as a result of cost reduction programs implemented over the past two years. Also contributing to the increase in EBITDA was the divestiture of the southern Georgia operations, which negatively impacted EBITDA in the prior year by approximately $0.3 million.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS



THREE MONTHS ENDED JUNE 30, 1996
- --------------------------------
COMPARED TO THREE MONTHS ENDED JUNE 30, 1995
- --------------------------------------------


Volume

For the three months ended June 30, 1996, retail propane volume increased 9.7% or 1.2 million gallons to 13.5 million gallons, as compared to 12.3 million gallons for the three months ended June 30, 1995. This increase in volume was attributable to colder temperatures, the impact of acquisitions and internal account growth.


Sales

Sales increased 10.2% or $1.7 million to $18.4 million for the three months ended June 30, 1996, as compared to $16.7 million for the three months ended June 30, 1995. The increase was primarily due to higher volume and higher retail selling prices. During the three months ended June 30, 1996, selling prices were increased to fully reflect the Partnership's response to higher per gallon wholesale propane costs.


Cost of Sales

Cost of sales increased 10.7% or $0.8 million to $8.5 million from $7.7 million for three months ended June 30, 1995. This increase was attributable to the additional volume sold and to higher per gallon wholesale propane costs. While per gallon propane costs for the three months ended June 30, 1996 were greater than the prior year's comparable quarter, these costs declined from peak levels experienced during January through March 1996.


Gross Profit

Gross profit increased 9.7% or $0.9 million, to $9.9 million for the three months ended June 30, 1996, as compared to $9.0 million for the three months ended June 30, 1995 due to the increase in volume sold and higher retail propane gross profit margins. During the three months ended June 30, 1996, the increase in retail selling prices over the prior year's levels exceeded the change in wholesale propane costs and resulted in a 1.7 cents per gallon increase in propane margins.

Delivery and Branch Expenses

Delivery and branch expenses increased slightly to $7.8 million for the three months ended June 30, 1996, approximately $0.1 million more than the $7.7 million of expenses incurred during the three months ended June 30, 1995. Despite a 9.7% increase in retail propane volume, these expenses increased only 0.9%. On a per gallon basis these expenses declined by 8.0% due to management's success in negotiating lower insurance expense and the positive effect of certain expense reduction initiatives undertaken during the current year.


Depreciation and Amortization

Depreciation and amortization expense increased $0.2 million to $2.5 million for the three months ended June 30, 1996, as compared to $2.4 million for the three months ended June 30, 1995 primarily due to the impact of three acquisitions completed since April 1, 1995 and the amortization of certain deferred charges.


General and Administrative Expenses

General and administrative expenses increased $0.3 million to $2.0 million for the three months ended June 30, 1996. The increase was primarily attributable to $0.4 million of non-recurring expenses associated with certain professionals engaged by the partnership to assist management in structuring and analyzing two major, complex acquisition candidates. These acquisitions will not be completed.


Net Interest Expense

Interest expense declined 25.1% or $0.5 million to $1.6 million for the three months ended June 30, 1996, as compared to $2.2 million for the three months ended June 30, 1995. This reduction was primarily due to a decline in the weighted average long term borrowing rate and to interest income generated on higher cash balances. For further discussions concerning the Partnership's current debt structure, refer to footnote 4 of the Condensed Consolidated Financial Statements.


Income Tax Expense

Income tax expense for the three months ended June 30, 1996 represents certain state income taxes related to the Partnership's wholly owned subsidiary which conducts non-qualifying master limited partnership business.

Net Income

The net loss for the three months ended June 30, 1996, declined 17.6% or $0.9 million to $4.0 million, as compared to a loss of $4.9 million for the three months ended June 30, 1995. This improvement was attributable to a $0.9 million increase in gross profit, and a $0.5 million reduction in interest expense which were partially offset by higher general and administrative expenses, primarily legal and professional expenses.


EBITDA

EBITDA increased $0.5 million to $0.2 million for the three months ended June 30, 1996. This improvement in EBITDA was the result of increased volume due to growth in the Partnership's customer base attributable to acquisitions and internal marketing as well as improved retail propane margins. Delivery and branch expenses declined by 8.0% on a per gallon basis despite an increase of 9.7% in retail propane volume, as a result of cost reduction programs implemented over the past two years. The favorable results arising from the volume growth, margin improvement and expense curtailments were offset to a certain extent by approximately $0.4 million of non-recurring legal and professional expenses associated with the review of several large acquisition candidates. EBITDA should not be considered as an alternative to net income as a measure of operating performance or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but, provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

For the nine months ended June 30, 1996, cash flow provided by operating activities of $16.4 million consisted of $6.7 million of net income, $7.5 million of non cash charges and other changes in working capital items, principally a reduction in inventory of $3.2 million. Net cash used in investing activities was $4.8 million for the nine months ended June 30, 1996. Proceeds from the sale of fixed assets were used to partially fund the $1.5 million acquisition of a propane distributor and $3.9 million of capital expenditures, including $2.4 million of growth related capital expenditures.

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

- -------------------------------

Pursuant to an overallotment option, in January 1996 the Partnership sold an additional 275,000 Common Units at $22.00 per share. The net proceeds, after deducting the underwriting discount of $0.4 million, was $5.6 million. As a result of the exercise of the over-allotment option, the General Partner was required to make an additional capital contribution of $56,000. The Partnership intends to use these funds for general partnership purposes.

The Partnership plans to make distributions in an amount equal to all of its Available Cash approximately 45 days after the end of each fiscal quarter ending March 31, June 30, September 30 and December 31, to holders of record on the applicable record date. The initial distribution of $0.6225 per unit represented a pro rata distribution of $0.0725 per unit for the period December 20, 1995 to December 31, 1995 and a quarterly distribution of $0.55 per unit for the three months ended March 31, 1996 and was paid on May 15, 1996. The distribution for the quarter ending June 30, 1996 of $0.55 will be paid on August 15, 1996 to holders of record as of August 1, 1996.

Based on its current cash position, bank credit availability and expected net cash from operating activities, the Partnership expects to be able to meet all of its above obligations for fiscal 1996, as well as all of its other current obligations as they become due. For the remainder of fiscal 1996, the Partnership anticipates paying interest on the First Mortgage Notes of $3.4 million.

On August 1, 1996, the Partnership announced that it has retained Morgan Stanley & Co. Incorporated to assist it in the development and consideration of strategic alternatives designed to maximize value for its unitholders. Alternatives to be investigated may include, but will not be limited to, the sale or merger of Star Gas.

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

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



Star Gas Partners, L.P.

By:  Star Gas Corporation
     (General Partner)


Signature                        Title                     Date
- ---------                        -----                     ----



By: /s/  William G. Powers, Jr.  President                 August 7, 1996
        ----------------------
         William G. Powers, Jr.  Star Gas Corporation



By:/s/  Richard F. Ambury        Vice President - Finance  August 7, 1996
        -----------------
        Richard F. Ambury        Star Gas Corporation