Form 10-K
period 1996-09-30
STAR GAS PARTNERS LP
filed 1996-11-14
CIK 1002590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

                                   (Mark One)

         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal year ended September 30, 1996
                                            ------------------
                                       OR
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

             For the transition period from           to
                                            ---------    ---------
                       Commission File Number:   33-98490
                                                ---------
                            STAR GAS PARTNERS, L.P.
                            -----------------------

             (Exact name of registrant as specified in its charter)


Delaware                                                     06-1437793
-------------------------------                            ---------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

2187 Atlantic Street, Stamford, Connecticut                        06902
----------------------------------------------------------------------------
(Address of principal executive office)                          (Zip Code)

(203) 328-7300
----------------------------------------------------
(Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:

                                  Common Units
                 --------------------------------------------
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes    X      No
                                     ----

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated be reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of Star Gas Partners, L.P. Common Units held by non-affiliates of Star Gas Partners, L.P. on November 13, 1996 was approximately $64,328,000. At November 13, 1996 there were outstanding 2,875,000 Common Units and 2,396,078 Subordinated Units, each representing limited partner interests.

Documents Incorporated by Reference:  None

                            STAR GAS PARTNERS, L.P.

                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                     PART I

                                                                 Page
Item  1.    Business                                                3
Item  2.    Properties                                             11
Item  3.    Legal Proceedings                                      11
Item  4.    Submission of Matters to a Vote of Security Holders    11

                                    PART II

Item  5.    Market for the Registrant's Units and
            Related Unitholder Matters                             12
Item  6.    Selected Historical and Pro Forma Financial
            and Operating Data                                     13
Item  7.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations          14
Item  8.    Financial Statements and Supplementary Data            22
Item  9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                    22

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant     22
Item 11.    Executive Compensation                                 26
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management                                         28
Item 13.    Certain Relationships and Related Transactions         30

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                     31


                                     PART I
                                ITEM 1. BUSINESS


Business of Star Gas Partners, L.P.

          Star Gas Partners, L.P. (the "Partnership" or the "MLP"), is a publicly traded Delaware limited partnership, and was formed on October 16, 1995. The Partnership's activities are conducted through its subsidiary Star Gas Propane, L.P. (the "Operating Partnership" or the "OLP"). The MLP, with a 99% limited partner interest, is the sole limited partner of the Operating Partnership. The Operating Partnership accounts for nearly all of the MLP's consolidated assets, sales and operating income.

Business of Star Gas Propane, L.P.

  The Operating Partnership, a Delaware limited partnership, was formed on October 16, 1995, to acquire, own and operate the propane business and assets and related liabilities of Star Gas Corporation (the "Company", "Star Gas", the "General Partner") and the propane operations and assets and liabilities of Star Gas' parent corporation, Petroleum Heat and Power Co., Inc. ("Petro"), a Minnesota corporation, (collectively hereinafter referred to as the "Star Gas Group" or the "Predecessor Company"). The Company has retained a 1% general partner interest in the MLP and also holds a 1.0101% general partner interest in the Operating Partnership, representing a 2% general partner interest in the Partnership on a combined basis. The General Partner conducts, directs and manages all activities of the Partnership and the Operating Partnership and is reimbursed on a monthly basis for all direct and indirect expenses it incurs on their behalf including the cost of employee wages.

General

  The Partnership is primarily engaged in the retail distribution of propane and related supplies and equipment to residential, commercial, industrial, agricultural and motor fuel customers. The Partnership believes that it is the ninth largest retail propane distributor in the United States, serving approximately 153,000 customers from 49 branch locations and 21 satellite storage facilities in the Midwest and 18 branch locations and 13 satellite storage facilities in the Northeast. The Partnership also serves approximately 70 wholesale customers from its wholesale operation in southern Indiana.

Formation

  In December 1993, Petro, the nation's largest home heating oil distributor, acquired a 29.5% equity interest in Star Gas. In December 1994, Petro exercised its option to purchase the remaining equity. Immediately after Petro's initial investment, new management was installed and significant restructuring efforts were commenced in order to improve Star Gas' performance. As part of this program in December 1993, Star Gas sold its underperforming Texas propane operations and in November 1994 its propane operations in southern Georgia, as well as its unrelated common carrier trucking business in August 1994. In addition, Star Gas undertook a corporate reorganization which involved a substantial reduction in personnel, the relocation of its corporate headquarters to Stamford, Connecticut, the implementation of new pricing policies, budgeting techniques and safety and training programs, and the centralization of certain management reporting functions. As a result of this restructuring, Star Gas now consists of 49 branches in the Midwest and 18 branches in the Northeast. These branches have historically been its most profitable.

  In December 1995, (i) Petro conveyed all of its propane assets and related liabilities to Star Gas and (ii) Star Gas and its subsidiaries conveyed substantially all of their assets (other than $83.6 million in cash and certain non-operating assets) to the Operating Partnership (the "Star Gas Conveyance") in exchange for general and limited partner interests in the Operating Partnership and the assumption by the Operating Partnership of substantially all of the liabilities of Star Gas and its subsidiaries (excluding certain income tax liabilities and certain long-term obligations of Star Gas that were assumed by Petro). Immediately after the Star Gas Conveyance, Star Gas and its subsidiaries conveyed their limited partner interests in the Operating Partnership to Star Gas Partners in exchange for an aggregate of 2.4 million Subordinated Units of limited partner interest in Star Gas Partners.

Recent Events

  On August 1, 1996, the Partnership announced that it has retained Morgan Stanley & Co., Incorporated to assist it in the development and consideration of strategic alternatives designed to maximize value for its unitholders. Alternatives to be investigated may include, but will not be limited to, the sale or merger of Star Gas.

Industry Background

  Propane is extracted from natural gas or oil wellhead gas at processing plants or separated from crude oil during the refining process. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration for ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, it is usable as a flammable gas. Propane is colorless and odorless; an odorant is added to allow its detection. Propane is clean-burning, producing negligible amounts of pollutants when consumed. According to the National Propane Gas Association, the domestic retail market for propane is approximately 9.4 billion gallons annually, with limited growth for retail demand for the product. Based upon information contained in the Energy Information Administration's Annual Energy Review-1995, propane accounts for approximately 3.7% of household energy consumption in the United States.

Business Strategy

  The Partnership's business strategy is to maximize cash flow and profitability through internal growth, controlling operating costs and acquisitions. The Partnership's focus is on acquiring smaller to medium-sized local and regional independent propane distributors, particularly those with a relatively large percentage of residential customers, which generate higher margins than other types of customers.

  In order to facilitate the Partnership's acquisition strategy, the Operating Partnership has entered into Bank Credit Facilities which consist of a $25.0 million Acquisition Facility and a $12.0 million Working Capital Facility. In addition to borrowings under the Bank Credit Facilities, the Partnership may fund future acquisitions from internal cash flow or from the issuance of additional Partnership units.

Marketing And Operations

  As of September 30, 1996, the Partnership distributed propane to approximately 153,000 retail customers in 13 states from 67 branch locations. The Partnership's operations are conducted under several leading trademarks and trade names, including: Star Gas(R), Star Gas Service/TM/, Silgas Inc./TM/, Blue Flame(R), Maingas/TM/ and Arrow Gas/TM/. (The Partnership does not have the right to use the trademark Star Gas/ /in the State of New York nor does the Partnership have the right to use the Blue Flame/ /trademark in certain limited areas outside of the Partnership's current area of operations). The marketing areas served by the Partnership are generally rural but also include suburban areas where natural gas is generally not available. The Partnership's retail operations are located primarily in the Northeast and Midwest regions of the United States:

NORTHEAST                               MIDWEST
---------                               -------

Connecticut            New York         Indiana          Kentucky
Stamford               Poughkeepsie     Akron            Glencoe
Hartford               Washingtonville  Batesville       Prospect
                                        Bedford          Shelbyville
Maine                  Pennsylvania     Bluffton         Williamstown
Fairfield              Hazelton         Coal City
Fryeburg               Wind Gap         College Corner   Michigan
Skowhegan                               Columbia City    Hillsdale
Wells                  Rhode Island     Decatur
Windham                Davisville       Ferdinand        Ohio
                                        Greencastle      Defiance
Massachusetts                           Jeffersonville   Deshler
Belchertown                             Linton           Fairfield
Rochdale                                Madison          Ft. Recovery
Westfield                               New Salisbury    Hebron
Swansea                                 N. Manchester    Ironton
                                        N. Vernon        Lancaster
New Hampshire                           N. Webster       Lewisburg
(from Fryeburg, ME)                     Portland         Lynchburg
                                        Remington        Macon
New Jersey                              Richmond         Milford
Maple Shade                             Salem            Mt. Orab
Tuckahoe                                Seymour          Northstar
                                        Sulphur Springs  Ripley
                                        Versailles       Sabina
                                        Warren           Waverly
                                        Waterloo         West Union
                                        Winamac
                                                         West Virginia
                                                         (from Ironton, OH)

  The distribution of propane at the retail level generally involves large numbers of small deliveries averaging 100-150 gallons each to residential, commercial, industrial, agricultural and motor fuel users. Homeowners or residential customers use propane primarily for space heating, water heating, clothes drying and cooking. Commercial customers such as motels, restaurants, retail stores and laundromats, generally use propane for the same purposes as residential customers. Industrial users, such as manufacturers, use propane as a heating and energy source in manufacturing and drying processes. In addition, propane is used to dry crops, cure tobacco and as a fuel source for certain motor vehicles.

  During the fiscal year ended September 30, 1996, approximately 71% of the Partnership's sales (by volume of gallons sold) were to retail customers (of which approximately 56%, 22%, 13%, and 9% were sales to residential customers, industrial/commercial customers, agricultural customers and motor fuel customers, respectively) and approximately 29% were to wholesale customers. Sales to residential customers in fiscal year 1996 accounted for 65% of the Partnership's gross profit on propane sales, reflecting the higher-margin nature of this segment of the market.

  From its branch locations, the Partnership also sells, installs and services equipment related to its propane distribution business, including heating and cooking appliances and, at some locations, rents water softeners. Typical branch locations consist of an office, appliance showroom, warehouse and service facilities, with one or more 12,000 to 30,000 gallon bulk storage tanks on or near the premises. Satellite facilities typically contain only storage tanks.

  Retail deliveries of propane are usually made to customers by means of the Partnership's fleet of 242 bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,000 to 3,000 gallons, into a stationary storage tank on the customer's premises. The Partnership generally owns these storage tanks. The capacity of these tanks ranges from approximately 24 gallons to approximately 1,000 gallons. The Partnership also delivers propane to retail customers in portable cylinders, which typically are picked up and replenished at the Partnership distribution locations, then returned to the retail customer. To a limited extent, the Partnership also delivers propane to certain end users of propane in larger trucks known as transports (which have an average capacity of approximately 9,000 gallons). End users receiving transport deliveries include industrial customers, large-scale heating accounts, such as local gas utilities which use propane as a supplemental fuel to meet peak demand requirements, and large agricultural accounts which use propane for crop drying and space heating. "See Item 2--Properties".

  A majority of the Partnership's residential customers receive their propane supply pursuant to an automatic delivery system which eliminates the customer's need to make an affirmative purchase decision. The Partnership delivers propane to its customers an average of approximately six times during the year, depending upon weather conditions and historical consumption patterns. In addition, the Partnership provides emergency service seven days a week, 52 weeks a year. Management believes its propane customer base to be relatively stable. In excess of 95% of the Partnership's retail propane customers lease their tanks from the Partnership. In most states, certain fire safety regulations restrict the refilling of a leased tank solely to the propane supplier that owns the tank. The inconvenience associated with switching tanks greatly reduces a propane customer's tendency to change distributors.

  Profits in the retail propane business are primarily based on margins, the cents-per-gallon difference between the purchase price and the sales price of propane. The Partnership generally purchases propane in the contract and spot markets, primarily from natural gas processors and major oil companies, on a short-term basis, therefore, its supply costs fluctuate with market price fluctuations. Should wholesale propane prices decline in the future, the Partnership's margins on its retail propane distribution business should increase in the short-term because retail prices tend to change less rapidly than wholesale prices. Should the wholesale cost of propane increase, for similar reasons retail margins and profitability would likely be reduced at least for the short-term until retail prices can be increased.

  The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Approximately 70% - 75% of the Partnership's retail propane volume is sold during the peak heating season from October through March, as many customers use propane for heating purposes. Consequently, sales and operating profits are concentrated in the first and second fiscal quarters (October through March). To the extent necessary, the Partnership will reserve cash flows from the first and second quarters for distribution to holders of Common Units in the third and fourth fiscal quarters. In addition, sales volume traditionally fluctuates from year to year in response to variations in weather, prices and other factors. The Partnership believes that the broad geographic distribution of its operations helps to minimize exposure to regional weather or economic patterns.

Supply

  The Partnership obtains propane from approximately 25 sources, all of which are domestic or Canadian oil companies, including Amoco Canada Marketing Corporation; Ashland Inc.; Enron Gas Liquids, Inc.; Marathon Company; Markwest Hydrocarbons Partners, Ltd.; Amerigas Propane, L.P.; Shell Oil Company; Shell Canada Limited; Sea-3 Inc.; Sun Company Inc.; Texaco Natural Gas Liquids (a division of Texaco Natural Gas Inc.); and Warren Gas Liquids, Inc. Supplies from these sources have traditionally been readily available, although no assurance can be given that supplies of propane will be readily available in the future.

  Substantially all of the Partnership's propane supply for its Northeast retail operations are purchased under annual or longer term supply contracts, which generally provide for pricing in accordance with posted prices at the time of delivery. Certain of the contracts provide for minimum and maximum amounts of propane to be purchased. During the year ended September 30, 1996, none of the Partnership's Northeast suppliers accounted for more than 10% of the Partnership's volumes.

  The Partnership typically supplies its Midwest retail and wholesale operations by a combination of (i) spot purchases from suppliers at Mont. Belvieu, Texas, which are transported by pipeline to the Partnership's 21 million gallon underground storage facility in Seymour, Indiana ("the Seymour Facility"), and then delivered to the Midwest branches and (ii) purchases from a number of Midwest refineries which are transported by truck to the branches either directly or via the Seymour Facility. Most of the refinery purchases are purchased under contract.

  The Seymour Facility is located on the TEPPCO Partners, L.P. pipeline system. The pipeline is connected to the Mont. Belvieu storage facilities and is one of the largest conduits of supply for the U.S. propane industry. The Seymour Facility allows the Partnership to buy and store large quantities of propane during periods of low demand, which generally occur during the summer months.

The General Partner believes that this ability allows the Partnership to achieve cost savings to an extent generally not available to the Partnership's competitors in its Midwest markets.

  For fiscal 1996, 35% of the Midwest volume was purchased on the spot market from various Mont. Belvieu sources, and 18% was purchased from three refineries in Illinois and Indiana owned by Amoco Canada Marketing Corp. Ten other refineries provided the remaining required supplies. The Partnership believes that its diversification of suppliers will enable it to purchase all of its supply needs at market prices if supplies are interrupted from any of the sources, without a material disruption of its operations.

  Propane is generally transported from refineries, pipeline terminals and storage facilities (including the Partnership's Seymour Facility), and coastal terminals to the Partnership's branch location bulk plants by a combination of the Partnership's own highway transport fleet, common carriers, owner-operators and railroad tank cars. Branches and their related satellites typically have one or more 12,000 to 30,000 gallon storage tanks.

Competition

  The Partnership's business is highly competitive. However, long-standing customer relationships are typical of the retail propane industry. Retail propane customers generally lease their storage tanks from their suppliers. The lease terms and, in most states, certain fire safety regulations restrict the refilling of a leased tank solely to the propane supplier that owns the tank. The inconvenience of switching tanks minimizes a customer's tendency to switch among suppliers of propane.

  The ability to compete effectively further depends on the reliability of service, responsiveness to customers and the ability to maintain competitive prices. The Partnership believes that its superior service capabilities and customer responsiveness differentiate it from many of its competitors. Branch operations offer emergency service twenty-four hours per day, seven days per week.

  Propane competes primarily with electricity, natural gas and fuel oil as an energy source on the basis of price, availability and portability. Propane is generally less expensive to use than electricity for space heating, water heating, clothes drying and cooking and competes effectively in those parts of the country where propane is cheaper than electricity on an equivalent British Thermal Unit basis. Propane is generally more expensive than natural gas, but serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital costs required to expand distribution and pipeline systems. Although the extension of natural gas pipelines tends to displace propane distribution in the areas affected, the Partnership believes that new opportunities for propane sales arise as more geographically remote areas are developed. Although propane is similar to fuel oil in space heating and water heating applications as well as in market demand and price, propane and fuel oil have generally developed their own distinct geographic markets. Because furnaces and appliances that burn propane will not operate on fuel oil, a conversion from one fuel to the other requires the installation of new equipment.

  In addition to competing with alternative energy sources, the Partnership competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, smaller local independent marketers and farm cooperatives. Based on industry publications, the Partnership believes that the ten largest multi-state marketers, including the Partnership, account for less than 35% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of the Partnership's branches compete with five or more marketers or distributors. The principal factors influencing competition among propane marketers are price and service. Each retail distribution outlet operates in its own competitive environment as retail marketers locate in close proximity to customers to lower the cost of providing service. The typical retail distribution outlet has an effective marketing radius of approximately 35 miles.

Employees

  The Partnership has no employees, except for certain employees of its corporate subsidiary, Stellar Propane Service Corporation and is managed by the General Partner pursuant to the Partnership Agreement. As of September 30, 1996, Star Gas had 617 employees providing full time services to the Operating Partnership of which 50 were employed by the corporate office in Stamford, Connecticut and 567 were located in branch offices of which 201 were administrative, 264 were engaged in transportation and storage and 102 were engaged in field servicing. Approximately 75 of Star Gas' employees are represented by six different local chapters of labor unions.

  Management believes that its relations with both its union and non-union employees are satisfactory.

Government Regulations

  The Partnership is subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statues. CERCLA, also known as the "Superfund" law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a hazardous substance into the environment. Propane is not a hazardous substance within the meaning of CERCLA. Such laws and regulations could result in civil or criminal penalties in cases of non-compliance or impose liability for remediation costs. To date, the Partnership has not been named as a party to any litigation in which the Partnership is alleged to have violated or otherwise incurred liability under any of the foregoing laws and regulations.

  In connection with all acquisitions of retail propane businesses that involve the purchase of real estate, the Partnership conducts a due diligence investigation to attempt to determine whether any substance other than propane has been sold from, or stored, on any such real estate prior to its purchase.

  Such due diligence includes questioning the seller, obtaining representations and warranties concerning the seller's compliance with environmental laws and visual inspections of the properties, whereby the General Partner's employees, and in certain cases, independent environmental consulting firms hired by the General Partner, look for evidence of hazardous substances or the existence of underground storage tanks.

  National Fire Protection Association Pamphlets No. 54 and No. 58, which establish rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in all of the states in which the Partnership operates. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation. The Partnership conducts ongoing training programs to help ensure that its operations are in compliance with applicable regulations. The Partnership maintains various permits that are necessary to operate some of its facilities, some of which may be material to its operations. Management believes that the procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable laws and regulations.

  Future developments, such as stricter environmental, health or safety laws and regulations thereunder, could affect Partnership operations. It is not anticipated that the Partnership's compliance with or liabilities under environmental, health and safety laws and regulations, including CERCLA, will have a material adverse effect on the Partnership. To the extent that there are any environmental liabilities unknown to the Partnership or environmental, health or safety laws or regulations are made more stringent, there can be no assurance that the Partnership's results of operations will not be materially and adversely affected.

Trademarks And Tradenames

  The Partnership utilizes a variety of trademarks and tradenames which it owns, including Star Gas/(R)/, Silgas Inc./TM/, Blue Flame/(R)/,Maingas/TM/ and Arrow Gas/TM/. The Partnership regards its trademarks, tradenames and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. (The Partnership does not have the right to use the trademark Star Gas/TM/in the State of New York nor does the Partnership have the right to use the Blue Flame/TM/trademark in certain limited areas outside of the Partnership's current area of operations).

                               ITEM 2. PROPERTIES

  As of September 30, 1996, the Partnership owned 55 of its 67 branch locations and 25 of its 33 satellite storage facilities and leased the balance. In addition, the Partnership owns the Seymour Facility, in which it stores propane for itself and third parties. The Partnership leases its corporate headquarters in Stamford, Connecticut, as well as office and training facilities in the Midwest.

  The transportation of propane requires specialized equipment. The trucks utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 1996, the Partnership had a fleet of 25 tractors, 44 transport trailers, 242 bobtail and rack trucks and 256 other service and pick-up trucks, the majority of which are owned. The Partnership owns 24 and leases 22 automobiles. As of September 30, 1996, the Partnership owned approximately 194 bulk storage tanks with typical capacities of 12,000 to 30,000 gallons, approximately 193,000 stationary customer storage tanks with typical capacities of 24 to 1,000 gallons and approximately 32,000 portable propane cylinders with typical capacities of 5 to 24 gallons. The obligations of the Partnership under its borrowings are secured by liens and mortgages on all real and personal property of the Partnership.


                     ITEM 3. LEGAL PROCEEDINGS - LITIGATION

  Propane is a flammable, combustible gas. Serious personal injury and property damage can occur in connection with its transportation, storage or use. The Partnership, in the ordinary course of business, is threatened with or is named as a defendant in various lawsuits which, among other items, seek actual and punitive damages for product liability, personal injury and property damage.
The Partnership maintains liability insurance policies with insurers in such amounts and with such coverages and deductibles as the General Partner believes is reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect the Partnership from material expenses related to such personal injury or property damage or that such levels of insurance will continue to be available in the future at economical prices.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the security holders of the Partnership during the fiscal year ended September 30, 1996.

                                    PART II

           ITEM 5. MARKET FOR REGISTRANT'S UNITS AND RELATED MATTERS

  The Common Units, representing common limited partner interests in the Partnership, are listed and traded on the Nasdaq National Market under the symbol SGASZ. The Common Units began trading on December 20, 1995, at an initial public offering price of $22.00 per Common Unit. The following table sets forth the high and low sales prices for the Common Units on the Nasdaq National Market and the cash distribution declared per Common Unit for the periods indicated.


                  Common Unit Price Range    Distributions
                           1996            Declared Per Unit
                  -----------------------  -----------------
Fiscal Quarter       High         Low            1996
----------------  -----------------------  -----------------

First Quarter          22.50       $22.00

Second Quarter         22.50       $21.13

Third Quarter          22.00       $19.75        $0.6225/(a)/

Fourth Quarter         24.75       $20.50        $0.5500

     (a) This distribution amounted to $0.6225 per unit and represented a pro rata distribution of $0.0725 per unit for the period December 20, 1995 to December 31, 1995 and a quarterly distribution of $0.55 per unit for the three months ended March 31, 1996.

   As of September 30, 1996, there were approximately 104 holders of record of the Partnership's Common Units. There is no established public trading market for the Partnership's 2,396,073 subordinated units, representing limited partner interests ("Subordinated Units") which are all held by Star Gas Corporation.
The Partnership makes quarterly distributions to its partners in an aggregate amount equal to its Available Cash (as defined) for such quarter. Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter, less the amount of cash reserves required under certain lending arrangements and certain discretionary reserves established by the General Partners for future cash requirements. These reserves are retained to provide for the proper conduct of the Partnership's business, the payment of debt principal and interest and to provide funds for distribution during the next four quarters. The full definition of Available Cash is set forth in the Agreement of Limited Partnership of the Partnership. The information concerning restrictions on distributions required by Item 5 is incorporated herein by reference to Note 10 to the Partnership's Consolidated Financial Statements which begin on page F-1 of this Report. Distributions of Available Cash to the Subordinated Unitholders are subject to the prior rights of the Common Unitholders to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the subordination period, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the subordination period.

     ITEM 6. SELECTED HISTORICAL AND PRO FORMA FINANCIAL AND OPERATING DATA

  The following table sets forth selected historical and pro forma and other data of the Partnership and the Star Gas Group and should be read in conjunction with the more detailed financial statements included elsewhere in this report. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The Selected Pro Forma Financial Data is derived from the pro forma financial information of the Partnership and should be read in conjunction therewith. See
Item 14, Note 14 - of Notes to Consolidated Financial Statements.



                                                                Partnership/Star Gas Group--Historical
                                                  -----------------------------------------------------------------   Partnership
                                                                                                                      ProForma (b)
                                                                        Year Ended September 30,                       Year Ended
                                                  -----------------------------------------------------------------   September 30,
                                                             1992         1993         1994       1995      1996(a)      1996
                                                           --------     --------     --------   --------   --------  -------------
Statement of Operations Data:                                          (In thousands, except per Unit data)           (unaudited)

   Sales.......................................    $124,113        $143,216         $128,040   $104,550   $119,634     $119,634
   Gross profit................................      65,902          69,861           69,487     54,890     61,077       61,077
   Depreciation and amortization...............      13,750          16,703           13,039     10,073      9,808        9,870
   Operating income (loss).....................       7,474         (30,313)/(d)/      9,393      2,555      9,802        9,866
   Interest expense (net)......................      16,043          16,479           10,497      8,549      7,124        6,713
   Net income (loss)/(c)/......................      (7,282)        (47,049)/(d)/     (1,404)    (6,169)     2,593        3,128
   Net income per Unit/(e)/....................           -               -                -          -          -     $    .58
Balance Sheet Data (end of period):
   Current assets..............................    $ 23,284        $ 20,637         $ 17,374   $ 14,266   $ 17,842     $ 17,842
   Total assets................................     195,480         157,847          147,608    155,393    156,913      156,913
   Long-term debt..............................     123,488         123,992           70,163      1,389     85,000       85,000
   Due to Petro................................           -           4,723            8,809     86,002          -            -
   Predecessor's equity
   (deficiency)/Partners'Capital...............      42,804          (2,825)          44,328     44,305     61,398       61,398
Other Data:
   EBITDA/(c)(f)/..............................    $ 20,991        $ 19,652         $ 21,946   $ 13,541   $ 19,870     $ 19,996
   Retail propane gallons sold.................      92,289         114,405          110,069     89,133     96,294       96,294
----------------------

(a) Reflects the results of operations of the Predecessor company for the period October 1, 1995 through December 20, 1995 and the results of Star Gas Partners, L.P. from December 20, 1995 through September 30, 1996. The operating results for the year September 30, 1996 were combined to facilitate an analysis of the fundamental operating data. For the actual results of the Partnership from December 20, 1995 through September 30, 1996, see Item 14, Page F-4.

(b) For a description of the assumptions used in preparing the Summary Selected Pro Forma Financial and Operating Data, see Item 14, Note 14 - of Notes to Consolidated Financial Statements.

(c) The decline in operating income, net income and EBITDA during the fiscal year 1995 was primarily due to the significantly warmer than normal weather conditions during the 1995 heating season. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

(d) Includes a loss of approximately $33.0 million in respect of a charge for the impairment of long-lived assets.

(e) Net income per Unit is computed by dividing the limited partners' interest in net income by the limited partners' weighted average number of units outstanding.

(f) EBITDA is defined as operating income plus depreciation, amortization, less net gain (loss) on sale of businesses and other non-cash charges (including the impairment of long-lived assets). EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

                                    ITEM 7.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

   In analyzing the historical financial results of the Star Gas Corporation and the financial results of the Partnership, the following matters, should be considered.

   Following Petro's initial investment in Star Gas in December 1993, new management initiated significant restructuring efforts in order to focus and expand its operations in its most profitable geographic markets, the Midwest and Northeast. These activities included Star Gas' divestiture of its Texas propane operations in August 1994, the sale of its southern Georgia operations in November 1994, and the completion of seven acquisitions totaling 5.7 million gallons annually in its core Midwest and Northeast markets

   Gross profit margins vary according to the customer mix. For example, sales to certain customer groups, such as residential or commercial, generate higher gross profit margins than sales to other customer groups, such as agricultural customers. Accordingly, a change in customer mix can affect gross profit without necessarily impacting total sales.

   Because propane's primary use is for heating in residential and commercial buildings, weather conditions have a significant impact on the financial performance of the Partnership. Management believes that despite year-to-year fluctuations, average temperatures have been relatively stable over time. Nevertheless, as reflected by the unusually warm weather in fiscal 1995, actual yearly weather conditions can vary substantially from historical averages. Accordingly, in analyzing changes in financial performance, the weather conditions in which the Partnership/Star Gas Group operated in any given period should be considered.

   The following discussion reflects the results of operations and operating data of the Predecessor Company for the years ended September 30, 1994 and 1995 and is compared to the combined results of the Predecessor Company for the period October 1, 1995 through December 20, 1995, and the results of Star Gas Partners, L.P. from December 20, 1995 through September 30, 1996. The operating results of the Predecessor Company and Star Gas Partners for the year ended September 30, 1996 were combined to facilitate an analysis of the fundamental operating data.

FISCAL YEAR ENDED SEPTEMBER 30, 1996
------------------------------------
COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1995
------------------------------------------------

Volume

   For the year ended September 30, 1996, retail propane volume increased 8.0% or 7.2 million gallons to 96.3 million gallons, as compared to 89.1 million gallons for the year ended September 30, 1995. Excluding the divested southern Georgia operations, which contributed 1.9 million gallons in fiscal 1995, retail propane volume increased 10.4% or 9.1 million gallons. Propane sold to residential and commercial customers increased 17.9% or 11.5 million gallons, due to colder temperatures, acquisitions and internal account growth. Based on degree days in areas in which the Partnership operates, fiscal 1996 was 6.5% colder than normal and 19.5% colder than fiscal 1995. While the residential and commercial market segments were favorably impacted by the colder temperatures, sales to agricultural customers, who use propane predominately in the grain drying process, declined by approximately 2.5 million gallons primarily due to the unusually dry crop harvest during the first fiscal quarter. For fiscal 1996, propane sold to wholesale customers was 39.0 million gallons, virtually unchanged from the fiscal 1995 level.

Sales

   Sales increased 14.4% or $15.0 million, to $119.6 million for fiscal 1996, as compared to $104.6 million for fiscal 1995. Excluding the results attributable to the southern Georgia operations, which contributed $2.1 million of sales in fiscal 1995, sales rose $17.1 million or 16.7% due to increased volume and higher retail and wholesale selling prices.

Cost of Sales

   Cost of sales increased 17.9% or $8.9 million to $58.6 million for fiscal 1996, as compared to $49.7 million for fiscal 1995. While cost of sales declined by $1.0 million due to the disposition of the southern Georgia assets, cost of sales in the core Midwest and Northeast operations increased by $9.9 million due to the increase in volume and higher per gallon wholesale propane costs. During the first quarter of fiscal 1996, the partnership was able to lower its cost of sales through the utilization of its underground storage facility, however, this benefit was offset during the second fiscal quarter by a rapid spike in wholesale propane costs.

Gross Profit

   Gross profit increased 11.3% or $6.2 million, to $61.1 million for fiscal 1996 as compared to $54.9 million for fiscal 1995. Excluding $1.0 million of gross profit earned by the divested southern Georgia operations in fiscal 1995, gross profit increased 13.4% or $7.2 million and was attributable to the retail volume growth, improved wholesale gross profit margins and increased revenues from the sale, service and rental of appliances. Partially offsetting these positive influences on gross profit were the effects of the second quarter rise in wholesale propane costs and the decline in sales to lower margin agricultural customers. On an overall basis, per gallon retail gross profit margins increased as a greater proportion of the Partnership's sales were made to higher margin residential and commercial customers.

Delivery and Branch Expenses

   Delivery and branch expenses declined 1.3% or $0.5 million to $34.8 million for fiscal 1996 as compared to $35.2 million for fiscal 1995. This decline was due to the elimination of $1.6 million of operating costs attributable to the southern Georgia operations which was partially offset by an increase of $1.1 million or 3.4% in the remaining core operations. The 10.4% volume increase and the impact on operating costs of the severe winter weather experienced in the Partnership's Northeast markets were the primary factors for the $1.1 million increase in operating costs in the core operations. On a per gallon basis, operating costs in the Midwest and Northeast operations declined 6.4% due to lower insurance expense, improved operating efficiencies and economies of scale achieved in connection with growing the Partnership's customer base.

Depreciation and Amortization

Depreciation and amortization expense declined $0.3 million to $9.8 million for fiscal 1996, as compared to $10.1 million for fiscal 1995 primarily due to a reduction in these expenses due to the divestiture of the southern Georgia operations.

General and Administrative Expenses

   General and administrative expenses increased approximately $0.3 million to $6.5 million for fiscal 1996, as compared to $6.1 million for fiscal 1995. This increase was primarily due to $0.4 million of non-recurring expenses associated with certain professionals engaged by the partnership to assist management in analyzing and structuring two significant acquisition candidates.

Net Gain (Loss) on Sales of Assets

   Loss on sales of assets declined to $0.3 million for fiscal 1996 from $0.9 million in fiscal 1995. During fiscal 1995 a loss of $0.7 million was recorded in connection with the sale of the southern Georgia operations.

Interest Expense (Net)

   Interest expense, net of interest income, declined 16.7% or $1.4 million to $7.1 million for fiscal 1996, as compared to $8.5 million for fiscal 1995. This reduction was primarily due to a decline in the weighted average long-term borrowing rate and additional income generated on higher cash balances. For further discussions concerning the Partnership's current debt structure, refer to footnote 10 of the consolidated financial statements.

Income Tax Expense

   Income tax expense for fiscal 1996 was approximately $0.1 million. This expense primarily represents certain state income taxes that the Star Gas Group was required to pay. Subsequent to December 20, 1995, taxes on income will be borne by the Partners and not the Partnership, except for income taxes relating to the Partnership's wholly owned corporate subsidiary which conducts non-qualifying master limited partnership business.

Net Income

   Net Income increased $8.8 million to $2.6 million for fiscal 1996 as compared to a loss of $6.2 million in fiscal 1995. The improvement was attributable to the 10.4% increase in retail propane volume, the positive impact of divesting the southern Georgia operations and lower non-cash expenses, including the loss on sales of assets.

EBITDA

   EBITDA (defined as operating income plus depreciation and amortization less net gain (loss) of sale of assets) increased $6.3 million or 46.7% to $19.9 million for fiscal 1996 as compared to $13.5 million for fiscal 1995. This improvement in EBITDA was the result of the volume increase associated with colder temperatures and growth in the Partnership's customer base due to both acquisitions and internal marketing, partially offset by the impact of lower per-gallon gross profit margins experienced during the second quarter of fiscal 1996. For continuing operations, delivery and branch expenses declined by 6.4%, when measured on a per gallon basis, due to the impact of the cost reduction programs implemented over the past two years and the increase in volume. Also contributing to the growth in EBITDA was the divestiture of the southern Georgia operations, which reduced EBITDA in the prior year by approximately $0.6 million. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.


Fiscal Year Ended September 30, 1995
Compared to Fiscal Year Ended September 30, 1994
------------------------------------------------

Volume

   During the first and second quarters of fiscal 1995, the Star Gas Group operated in unusually warm weather conditions. Based on degree days, the Midwest was 14.0% warmer in fiscal 1995 than fiscal 1994, and 11.9% warmer than normal. In the Northeast, fiscal 1995 was 10.0% warmer than fiscal 1994, and 9.1% warmer than normal. The Winter included in the first and second quarters of fiscal 1995 was the second warmest in the last 30 years in the areas serviced by the Star Gas Group.

   During fiscal 1995, retail propane volume declined 19.0% to 89.1 million gallons, as compared to 110.1 million gallons for fiscal 1994. The disposition of the southern Georgia and Texas operations accounted for 15.7 million gallons, or 75.4%, of the decline. Retail volume for core operations in the Midwest and Northeast declined 5.6%, from 92.4 million gallons to 87.2 million gallons, due to temperatures that were 12.2% warmer than the previous year in all areas in which the Partnership operates. The Star Gas Group was able to partially mitigate the effect of warmer than normal weather through internal account growth of approximately 2% as well as the consummation of three acquisitions during fiscal 1995.

   For fiscal 1995, wholesale volume decreased 17.7% to 39.0 million gallons, as compared to 47.4 million gallons for fiscal 1994. The volume decrease was primarily attributable to the warmer than normal weather described above. In addition, there was a reduction of 2.9 million gallons sold to certain wholesale customers who purchase propane on a spot basis.

Sales

   Sales declined 18.3% to $104.6 million for fiscal 1995, as compared to $128.0 million for fiscal 1994. Of this decline, $16.5 million was attributable to the divestiture of the southern Georgia and Texas operations. For the core Midwest and Northeast operations, sales declined $6.9 million, or 6.3%, as the impact of the warm weather was partially offset by increases in sales associated with internal growth and acquisitions as well as an increase in average selling prices, largely in response to higher wholesale product costs.

Cost of Sales

   Cost of sales fell 15.2%, or $8.9 million, to $49.7 million for fiscal 1995, as compared to $58.6 million for fiscal 1994. The divestiture of the southern Georgia and Texas operations accounted for $7.7 million, or 86.6%, of this reduction. Cost of sales for the remaining operations declined $1.2 million due to the decrease in volume, offset by an unexpected increase in wholesale supply costs during the first two quarters of fiscal 1995.

Gross Profit

   Gross profit declined 21.0% to $54.9 million for fiscal year 1995, as compared to $69.5 million for fiscal year 1994. This decline can be attributed to the sale of the southern Georgia and Texas operations, which accounted for $8.8 million, or 60.4% of the reduction; lower volumes resulting from the abnormally warm weather; and a reduction in per gallon gross profit margins, due to the rapid and unexpected increase in wholesale supply costs in the fiscal first quarter, which was not reflected in increased selling prices until the fiscal second quarter.

Delivery and Branch Expenses

   Delivery and branch expenses decreased 15.2% to $35.2 million for fiscal 1995, as compared to $41.5 million for fiscal 1994. The divestiture of the southern Georgia and Texas operations alone accounted for a reduction of $7.2 million. Despite the effect of inflation on delivery and branch expenses, these expenses increased only $0.9 million or 2.6% in the core Midwest and Northeast operations.

Depreciation and Amortization

   Depreciation of plant and equipment declined 19.5% to $6.6 million for fiscal 1995, as compared to $8.2 million for fiscal 1994. This was partially due to the divestiture of the southern Georgia and Texas operations, which accounted for $0.7 million of the decline. Excluding those operations, depreciation declined 11.0% from $7.3 million to $6.5 million, largely due to the impact of purchase accounting fair value adjustments in December 1994 that reallocated asset values to longer-lived assets at the Star Gas Group, partially offset by additional depreciation associated with acquisitions and purchases of fixed assets.

   Amortization of intangible assets, including customer lists, declined 29.2% to $3.4 million in fiscal 1995, as compared to $4.8 million for fiscal 1994. The primary factor in this decline was the purchase accounting fair value adjustments in December 1994, which, while increasing the total base of amortizable intangible assets, resulted in a reallocation of value to categories of assets with longer lives, thereby decreasing the annual amortization expense.

General and Administrative Expenses

   General and administrative expenses increased 1.9% to $6.1 million for fiscal 1995, as compared to $6.0 million for fiscal 1994. This increase was due to legal and professional fees of $0.6 million associated with nonrecurring events including the restructuring of Star Gas' debt and bank credit facilities, offset by a reduction in other general and administrative expenses, which declined despite the impact of inflationary pressures on these costs.

Net Gain (Loss) on Sale of Assets

   During fiscal 1995, Star Gas recorded a one-time book loss of $0.7 million in connection with its sale of the southeast Georgia operations. In fiscal 1994, a gain of $0.5 million was recorded in connection with the sale of its Gardner, Massachusetts facility.

Interest Expense (Net)

   Interest expense declined 18.6% to $8.5 million for fiscal 1995, as compared to $10.5 million for fiscal 1994. This change was primarily due to the purchase of Star Gas by Petro, the related financial restructuring and the retirement of debt associated with the sale of the southern Georgia operations.

Income Tax Expense

   Despite a pretax loss of $6.0 million for fiscal 1995, the Star Gas Group was required to pay certain state income taxes on profitable subsidiaries that were not included in consolidated state returns. Income tax expense decreased to $0.2 million in fiscal 1995, as compared to $0.3 million in fiscal 1994, when the pretax loss was $1.1 million.

Net Income (Loss)

   The Star Gas Group posted a net loss of $6.2 million for fiscal 1995, as compared to a net loss of $1.4 million for fiscal 1994, primarily due to lower volume associated with the abnormally warm winter.

EBITDA

   EBITDA declined 38.3% to $13.5 million for fiscal 1995, as compared to $21.9 million for fiscal 1994. The divestiture of the southern Georgia and Texas operations accounted for approximately 15.7% of the decline in EBITDA. The remaining EBITDA decline resulted primarily from the impact of the significantly warmer than normal weather on sales in the core Midwest and Northeast markets, which was not fully offset by sales associated with modest internal account growth and acquisitions. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

Accounting Changes

   In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Effective for fiscal years beginning after December 15, 1995, SFAS No. 121 requires companies to review assets for impairment losses related to long-lived assets, certain intangibles and assets to be disposed. The impact of adapting SFAS No. 121 will be immaterial, if any.

   In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 permits companies either to adopt a new method of accounting for employee stock options and similar equity instruments or to continue following the historical accounting method with supplemental pro forma disclosures. The Partnership will continue its historical practice, and provide the necessary pro forma information when it adopts the standard in fiscal 1997.

Liquidity And Capital Resources

   For the year ended September 30, 1996, cash flow provided by operating activities of $10.0 million consisted of $2.6 million of net income and $9.8 million of depreciation and amortization, which was offset by a $2.3 million increase in working capital and other changes. Inventories increased by $2.3 million due to both an increase in gallons stored and higher per unit propane costs. Net accounts receivable increased by $0.6 million due to an increase in sales in the fourth quarter of fiscal 1996 compared to the fourth quarter of fiscal 1995. Cash used in investing activities was $7.0 million for 1996, as the proceeds from the sale of fixed assets of $0.8 million were used to partially fund $2.4 million of acquisitions and $5.3 million of growth and maintenance capital expenditures.

   In December 1995, Star Gas issued $85.0 million of First Mortgage Notes with an interest rate of 8.04% that provided $83.7 million in cash, net of expenses. (The liability for these notes was assumed by the Operating Partnership pursuant to the Conveyance Agreement). Star Gas used the net proceeds from these notes to repay $44.4 million of debt and preferred stock, pay dividends of $21.3 million, and loan $12.0 million, all to Petro, and $6.0 million was retained by Star Gas to fund the General Partner's additional contribution obligation. During fiscal 1996, the Partnership sold 2.9 million Common Units, representing Limited Partnership interests, which provided $55.9 million in cash, net of expenses. The majority of the proceeds from this public offering were used to repay $53.8 million to Petro, representing $50.3 million of debt and $3.5 million of additional indebtedness resulting from the excess of working capital over $6.2 million at the time of closing.

   During the year ended September 30, 1996, the Partnership paid cash distributions of $1.17 per Limited Partner Unit. These distributions covered the period from December 20, 1995, when the Partnership began operations, to June 30, 1996, the end of the third quarter of fiscal 1996. On October 8, 1996, the Partnership declared its fourth quarter cash distribution of $0.55 per Limited Partner Unit, to be paid on November 15, 1996. The Partnership's annualized distribution is presently $2.20 per Limited Partner Unit.

   The ability of the Partnership to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. For the fiscal year ending September 30, 1997, the General Partner believes that the Partnership will have sufficient funds to meet its obligations and enable it to meet its obligations with respect to the First Mortgage Notes issued in December 1995, and enable it to distribute the Minimum Quarterly Distribution ($0.55 per Unit) on all Common Units and Subordinated Units, although no assurance can be given with respect to such distributions. Future maintenance and working capital needs of the Partnership are expected to be provided by cash generated from future operations, existing cash balances and its $12.0 million Working Capital Facility. In order to fund expansive capital projects and future acquisitions, the Partnership may issue additional Common Units or borrow under its $25.0 million Acquisition Facility.

   The First Mortgage Notes and Bank Credit Facility contain various restrictive convenants applicable to the Operating Partnership and its subsidiary, the most restrictive relating to additional indebtedness, sale and disposition of assets and transactions with affiliates. In addition, the Operating Partnership is prohibited from making cash distributions of the Minimum Quarterly Distribution if a default or event of default exists or would exist upon making such distribution, or if the Operating Partnership fails to meet certain coverage tests. The Operating Partnership is in compliance with all requirements, tests, limitations and covenants related to the First Mortgage Notes and Bank Credit Facility.

                                    ITEM 8.
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   SEE INDEX TO FINANCIAL STATEMENTS PAGE F-1

                                    ITEM 9.
                       CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                                      NONE

                                   PART III

                                   ITEM 10.
              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Partnership Management

   The General Partner manages and operates the activities of the Partnership. Unitholders do not directly or indirectly participate in the management or operation of the Partnership. The General Partner owes a fiduciary duty to the Unitholders. Notwithstanding any limitation on obligations or duties, the General Partner will be liable, as the general partner of the Partnership, for all debts of the Partnership (to the extent not paid by the Partnership), except to the extent that indebtedness or other obligations incurred by the Partnership are made specifically non-recourse to the General Partner.

   William P. Nicoletti and Elizabeth K. Lanier, who are neither officers or employees of the General Partner nor directors, officers or employees of any affiliate of the General Partner, have been appointed to serve on the Audit Committee of the General Partner's Board of Directors with the authority to review, at the request of the General Partner, specific matters as to which the General Partner believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the General Partner is fair and reasonable to the Partnership. Any matters approved by the Audit Committee will be conclusively deemed to be fair and reasonable to the Partnership, approved by all partners of the Partnership and not a breach by the General Partner of any duties it may owe the Partnership or the Unitholders. In addition, the Audit Committee will review external financial reporting of the Partnership, will recommend engagement of the Partnership's independent accountants and will review the Partnership's procedures for internal auditing and the adequacy of the Partnership's internal accounting controls. With respect to such additional matters, the Audit Committee may act on its own initiative to question the General Partner and, absent the delegation of specific authority by the entire Board of Directors, its recommendations with regard thereto will be advisory.

   As is commonly the case with publicly traded limited partnerships, the Partnership will not directly employ any of the persons responsible for managing or operating the Partnership. The current management and workforce of Star Gas and certain employees of Petro will continue to manage and operate the Partnership's business as officers and employees of the General Partner and its Affiliates. See Item 1 - Business--Employees.

Directors and Executive Officers of the General Partner

   The following table sets forth certain information with respect to the directors and executive officers of the General Partner. Executive officers and directors are elected for one-year terms.



          Name                       Age  Position with the General Partner
          ----                       ---  ---------------------------------
Irik P. Sevin.....................    49  Chairman of the Board of
                                            Directors
William G. Powers, Jr.............    43  President and Chief Executive
                                            Officer
David R. Eastin...................    38  Vice President--Operations
Norman L. Bushey..................    67  Vice President--
                                            Safety/Compliance
Richard F. Ambury.................    39  Vice President-Finance
Audrey L. Sevin...................    70  Director and Secretary
Thomas J. Edelman.................    45  Director
Paul Biddelman....................    50  Director
Wolfgang Traber...................    52  Director
William P. Nicoletti..............    51  Director
Elizabeth K. Lanier...............    45  Director

Irik P. Sevin has been the Chairman of the Board of Directors of Star Gas since December 1993. Mr. Sevin has been a director of Petro since its organization in October 1983, and Chairman of the Board of Petro since January 1993. Mr. Sevin has been President of Petro, Inc. since November 1979 and of Petro since 1983. Mr. Sevin was an associate in the investment banking division of Kuhn Loeb & Co. and then Lehman Brothers Kuhn Loeb Incorporated from February 1975 to December 1978. Mr. Sevin is a graduate of the Cornell University School of Industrial and Labor Relations (B.S.), New York University School of Law (J.D.) and the Columbia University School of Business Administration (M.B.A.).

William G. Powers, Jr. has been President of Star Gas since December 1993. Prior to joining Star Gas, he was employed by Petro from 1984 to 1993 where he served in various capacities, including Regional Operations Manager and Vice President of Acquisitions. He has participated in over 90 acquisitions for Petro. From 1977 to 1983, he was employed by The Augsbury Corporation, a company engaged in the wholesale and retail distribution of fuel oil and gasoline throughout New York and New England and served as Vice President of Marketing and Operations. Mr. Powers is a graduate of the University of Notre Dame (B.A. 1975) and the University of Vermont Graduate School of Business (M.B.A. 1984).

David R. Eastin has served as Vice President of Operations of the General Partner since September 1995. He joined Star Gas in 1992, and served as a Regional Manager and as Director of Operations--Eastern Area. Prior to joining Star Gas, he was employed by Ferrellgas, Inc. (1987 through 1992) and a predecessor company, Buckeye Gas Products (1980 through 1987), in a variety of operational capacities. Mr. Eastin is a graduate of the University of Tulsa (B.S. 1980) and Duquesne University (M.B.A. 1985).

Richard F. Ambury has been Vice President-Finance of Star Gas since February 1996. Prior to joining Star Gas, he was employed by Petro from 1983-1996 where he served in various accounting/finance capacities.

Norman L. Bushey has served as Vice President of Safety/Compliance of the General Partner since September 1995. Prior thereto he served as the Northeast Area Safety Manager for Star Gas following Star Gas' acquisition of Maingas, Inc. in 1988. From 1974 through 1988, Mr. Bushey served as Vice President and General Manager of Maingas, Inc. From 1953 through 1974, Mr. Bushey was employed by Suburban Propane.

Audrey L. Sevin has been a director of Star Gas since December 1993 and the Secretary of Star Gas since June 1994. Mrs. Sevin has been a director and Secretary of Petro since its organization in October 1983. Mrs. Sevin was a director, executive officer and principal shareholder of A. W. Fuel Co., Inc. from 1952 until its purchase by Petro in May 1981. Mrs. Sevin is a graduate of New York University (B.S.).

Thomas J. Edelman has been a director of Star Gas from December 1993 through June 1995 and since October 1995. Mr. Edelman has been a director of Petro since its organization in October 1983. Mr. Edelman is the President and a Director of Snyder Oil Corporation, a company he co-founded, since 1981. Mr. Edelman also serves as Chairman of Lomak Petroleum, Inc., a company he restructured in 1988 and which he served as Chairman and CEO until 1992 and as Chairman and CEO of Patina Oil & Gas Corporation, a NYSE listed affiliate of Snyder Oil. Prior to 1981, Mr. Edelman was Vice President of The First Boston Corporation and from 1975 through 1980 was with Lehman Brothers Kuhn Loeb Incorporated. Mr. Edelman received his Bachelor of Arts Degree from Princeton University and his Masters Degree in Finance from the Harvard University Graduate School of Business Administration. Mr. Edelman serves as a director of Command Petroleum Limited, an affiliate of Snyder Oil. Mr. Edelman also serves as a trustee of the Hotchkiss School.

Paul Biddelman has been a director of Star Gas from December 1993 through June 1995 and since October 1995. Mr. Biddelman has been a director of Petro since October 1994. Mr. Biddelman has been Treasurer of Hanseatic Corporation since April 1992. Mr. Biddelman joined Hanseatic from Clements Taee Biddelman Incorporated, a merchant banking firm which he co-founded in 1991. From 1982 through 1990, he was a Managing Director in Corporate Finance at Drexel Burnham Lambert Incorporated. Mr. Biddelman also worked in corporate finance at Kuhn, Loeb & Co. from 1975 to 1979, and at Oppenheimer & Co. from 1979 to 1982. Mr. Biddelman is a director of Celadon Group, Inc., Electronic Retailing Systems International, Inc., Insituform Technologies, Inc., Oppenheimer Group, Inc., and Premier Parks, Inc.

Wolfgang Traber has been a director of Star Gas from December 1993 through June 1995 and since October 1995. Mr. Traber has been a director of Petro since its organization in October 1983. Mr. Traber is Chairman of the Board of Hanseatic Corporation, a private investment corporation in New York, New York. Mr. Traber is a director of Deltec Asset Management Corporation, Blue Ridge Real Estate Company, Hellespont Tankers Ltd. and M.M. Warburg & Co.

William P. Nicoletti has been a director of Star Gas since November 1995. Since 1991, Mr. Nicoletti has been Managing Director of Nicoletti & Company Inc., a private investment bank servicing clients in energy-related industries. From 1988 through 1990, he was a Managing Director and head of the Energy and Natural Resources Group of PaineWebber Incorporated. From 1969 through 1987 he was with E.F. Hutton & Company Inc., where from 1980 through 1987 he was a Senior Vice President and head of the Energy and Natural Resources Group. He is also Chairman of the Board of Amerac Energy Corporation and a director of StatesRail L.L.C.

Elizabeth K. Lanier has been a director of Star Gas since November 1995. Since June 1996, Ms. Lanier has been Vice President and Chief of Staff for Cinergy Corp. Before joining Cinergy, Ms. Lanier was a partner in the law firm of Frost & Jacobs in Cincinnati Ohio. From 1976 through 1982, she was associated with Davis Polk & Wardwell in New York, New York. Ms. Lanier is a graduate of Smith College (B.A.) and the Columbia University School of Law (J.D.).

Audrey Sevin is the mother of Irik P. Sevin. There are no other familial relationships between any of the directors and executive officers.

Meetings and Compensation of Directors

   During fiscal 1996, the Board of Directors met three times. All Directors attended each meeting. Star Gas pays each director including the chairman an annual fee of $17,500. Members of the audit committee receive an additional $5,000 per annum.

Committees of the Board of Directors

   The Company's Board of Directors has an Audit Committee and a Compensation Committee. The members of each committee are appointed by the Board of Directors for a one year term and until their respective successors are elected.

   In connection with the Partnership's decision to explore strategic alternatives to maximize shareholder value, the board of directors has appointed a special committee to review the proposals received by Morgan Stanley & Co., Incorporated. Ms. Lanier and Mr. Nicoletti are members of this special committee and will receive $20,000 each for compensation in serving on this committee.

Audit Committee

   The duties of the Audit Committee are described above under "Partnership Management".

   The members of the Audit Committee are Elizabeth K. Lanier and William P. Nicoletti. Members of the Audit Committee may not be employees of the Company.

Compensation Committee

   The duties of the Compensation Committee are (i) to determine the annual salary, bonus and other benefits, direct and indirect, of any and all named executive officers (as defined under Regulation S-K promulgated by the Securities and Exchange Commission), (ii) to review and recommend to the full Board any and all matters related to benefit plans covering the foregoing officers and any other employees in the event such matters are appropriate for stockholder approval, and (iii) to administer the Partnership's Unit Option Plan as the Option Committee thereunder. The members of the Compensation Committee are Wolfgang Traber and Irik P. Sevin.

Reimbursement of Expenses of the General Partner

   The General Partner does not receive any management fee or other compensation in connection with its management of the Partnership. The General Partner is reimbursed at cost for all expenses incurred on behalf of the Partnership, including the costs of compensation described herein properly allocable to the Partnership, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. The Partnership Agreement provides that the General Partner shall determine the expenses that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Affiliates of the General Partner, including Petro, perform certain management and acquisition services for the General Partner on behalf of the Partnership. Such affiliates do not receive a fee for such services, but are reimbursed for all direct and indirect expenses incurred in connection therewith.

   In addition, the General Partner owns 2,396,078 subordinated units of the Partnership and is entitled to receive distributions on such Units, and the General Partner is entitled to incentive distributions in respect of its general partner interest.

                        ITEM 11.  EXECUTIVE COMPENSATION

   The following table sets forth the annual salary, bonuses and all other compensation awards and payouts to the President and Chief Executive Officer and to certain named executive officers of the General Partner for services rendered to Star Gas and its subsidiaries during the fiscal years ended September 30, 1996 and 1995.

                           Summary Compensation Table

                                                       Annual Compensation
                                           ------------------------------------------
                                                                            Other
                                                                            Annual
    Name and Principal Position      Year     Salary            Bonus    Compensation
-----------------------------------  ----  -------------       --------  ------------

William G. Powers, Jr.               1996   $225,000           $100,000  $21,071/(1)/
    President and Chief Executive    1995   $219,231           $ 75,000  $18,094/(1)/
     Officer
David R. Eastin                      1996   $106,826           $ 26,707  $ 3,214/(2)/
    Vice President - Operations      1995   $ 89,896           $ 10,000  $ 9,292/(3)/
Richard F. Ambury                    1996   $ 99,667/(4)/      $ 25,000       -
    Vice President - Finance
Norman L. Bushey                     1996   $ 63,000           $ 15,750  $ 1,900/(2)/
    Vice President -
     Safety/Compliance
--------------------

(1) Represents amounts paid in lieu of contribution under Star Gas' 401(k) plan.
(2) Represents matching contributions paid to Star Gas' 401(k) plan.
(3) Represents a $7,570 relocation allowance and Star Gas' matching contribution to Mr. Eastin's 401(k) retirement plan of $1,722.
(4) Mr. Ambury joined the General Partner on February 1, 1996.

Transition Compensation/Severance Plan

   In connection with the Partnership's decision to explore strategic alternatives to maximize shareholders value, the General Partner has adopted a Transition Compensation/Severance plan for its employees and named executive officers which is triggered by the successful completion of a transaction by the Partnership involving a sale of the Partnership's business. Under the plan, Mr. Powers will receive an amount equal to approximately twice his current annual compensation including bonus, Mr. Ambury will receive an amount equal to his current salary, and Messrs. Eastin and Bushey will receive an amount equal to one-half their annual salary. If there is a change in Messrs. Eastin's and Bushey's employment status, they will also receive an additional amount equal to their annual salary.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year End Option Values

                             Number of Unexercised Options at
                                    September 30, 1996              Value of In the Money Options
Name                           Exercisable(E)/Unexercisable(U)          at September 30, 1996
----                           -------------------------------          ---------------------

William G. Powers, Jr.                   30,000 (U)                               $0

David R. Eastin                          10,000 (U)                               $0

(1) Values are calculated by deducting the exercise price from the fair market value of the common units as of September 30, 1996.



Options Granted in Last Fiscal Year

   The following table sets forth certain information concerning options granted during 1996 to the named executives:

                                    Individual Grants                                       Potential Realizable
------------------------------------------------------------------------------------------    Value at Assumed
                                          % of Total                                        Annual Rates of Stock
                                           Options                                           Prices Appreciation
                                          Granted to   Exercise   Market Price                 for Option Term
                             Options      Employees     Price     on the Date   Expiration     ---------------
         Name                Granted       in 1996     ($ Share)    of Grant       Date        5%           10%
         ----             --------------  ----------   --------   ------------  ----------     --          ----

William G. Powers, Jr.    30,000/(1)(2)/     75.0%       $22.00       $22.00      12/20/05   $554,000  $1,402,000
David R. Eastin           10,000/(1)(2)/     25.0%       $22.20       $22.00      12/20/05   $138,500  $  350,600

-----------------

(1) The options were issued in December 1995 in connection with the Common Unit offering.
(2)  These options become exercisable on January 12, 2001.

Unit Option Plan

   In December 1995, the General Partner adopted the 1995 Star Gas Corporation Unit Option Plan (the "Unit Option Plan"), which currently authorizes the issuance of options (the "Unit Options") and Unit Appreciation Rights ("UARS") covering up to 300,000 Subordinated Units to certain officers and employees of the General Partner. A total of 40,000 options were granted to key executives in December 1995. The Unit Options have the following characteristics: 1) exercise price of $22 per unit, which is an estimate of the fair market value of the Subordinated Units at the time of grant, 2) vest over five year period, 3) exercisable after January 12, 2001, assuming the lapse of the subordination period and 4) expire on the tenth anniversary of the date of grant. Upon conversion of the Subordinated Units held by the General Partner and its affiliates, the Unit Options granted will convert to Common Unit Options.

401(k) Plan

   The Star Gas Corporation Employee Savings Plan is a voluntary defined contribution plan covering non-union and union employees who have attained the age of 21 and who have completed one year of service. Participant's in the plan may elect to contribute a sum not to exceed 15% of a participant's compensation. For non-union employees, the Company contributes a matching amount equaling the participant's contribution not to exceed 3% of the participant's compensation. In addition, the plan does allow the Company to contribute an additional discretionary amount which will be allocated to each defined participant based on each participant's compensation as a percentage of total compensation of all participant's.



                                    ITEM 12.
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Common and Subordinated Units

   The following table set forth certain information as of September 30, 1996 regarding the beneficial ownership of (i) the Common and Subordinated Units of the Partnership by certain beneficial owners and all directors of the General Partner, each of the named executive officers and all directors and executive officers as a group. The General Partner knows of no person beneficially owning more than 5% of the Common Units.

                                                           Units
                             Name and Address of       Beneficially    Percent of
      Title of Class           Beneficial Owner          Owned (1)        Class
      --------------           ----------------          ---------        -----
Common Units                 Richard F. Ambury/(1)/            525           -
Subordinated Units           Star Gas Corporation/(1)/   2,396,078         100%

------------------
/(1)/ The address of such person is care of the Partnership at 2187 Atlantic
      Street, Stamford, CT 06902.

Ownership of Petro Common Stock by the Directors and Executive Officers of the General Partner

   The table below sets forth as of September 30, 1996, the beneficial ownership of Petro Common Stock by each director and each named executive officer of the General Partner, as well as the directors and all of the executive officers of the General Partner as a group. The total shares beneficially owned by the directors and executive officers as a group, including 288,759 shares of Class A Common Stock and 44,190 shares of Class C Common Stock subject to options exercisable within the next 60 days, represent 22.66% of Petro's outstanding Class A Common Stock and 55.23% of Petro's outstanding Class C Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class C Common Stock is entitled to 10 votes, but otherwise the two Classes have the same rights. The Class A Common Stock is traded on the Nasdaq National Market.

                                         Number of Shares (1)                 Percent of Total
                                   ---------------------------------       ----------------------       Percent of
                                                                                                       Total Voting
              Name                    Class A             Class C          Class A       Class C         Power (2)
---------------------------------  --------------       ------------       --------      --------     -------------
Audrey L. Sevin (3)..............    1,893,573            477,716            8.23%        18.39%           13.61%
Irik P. Sevin(3)(4)..............    1,127,876            245,831            4.84%         9.31%            7.21%
Wolfgang Traber (5)..............    1,652,203/(6)/       606,472/(7)/       7.18%        23.35%           15.75%
Thomas J. Edelman................      593,049/(8)/       129,019            2.58%         4.97%            3.84%
Paul Biddelman (3)...............        2,386                 --            0.01%           --               --
William G. Powers, Jr.(3)........           --                 --              --            --               --
Richard F. Ambury (3)............       12,345                 --            0.05%           --             0.03%
David R. Eastin (3)..............           --                 --              --            --               --
Norman L. Bushey (3).............           --                 --              --            --               --
Elizabeth K. Lanier (9)..........           --                 --              --            --               --
William P. Nicoletti (10)........           --                 --              --            --               --
All officers and directors as a
 group (10 persons)..............    5,281,432          1,459,038           22.66%        55.23%           39.96%
--------------------

(1) For purposes of this table, a person or group is deemed to have ''beneficial ownership'' of any shares which such person has the right to acquire within 60 days after September 30, 1996. For purposes of calculating the percentage of outstanding shares held by each person named above, any shares which such person has the right to acquire within 60 days after September 30, 1996 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.
(2) Total voting power means the total voting power of all shares of Class A Common Stock and Class C Common Stock. This column reflects the percentage of total voting power represented by all shares of Class A Common Stock and Class C Common Stock held by the named persons.
(3) The address of such person is c/o the Partnership at 2187 Atlantic Street, Stamford, CT 06902.
(4) Includes options to purchase 276,759 shares of Class A Common Stock and 44,190 shares of Class C Common Stock.
(5)  The address of such person is 450 Park Avenue, New York, NY 10022.
(6) These shares are owned of record by Hanseatic Corp., 450 Park Avenue, New York, NY 10022, which has the power to vote the shares under discretionary account arrangements, which power may be revoked at any time by Mr. Traber.
(7) Includes 597,434 shares of Class C Common Stock owned of record by Deltec on behalf of Tortosa GmbH of which Mr. Traber is the beneficial owner.
(8) Includes 76,000 shares of Class A Common Stock owned by Mr. Edelman's wife and minor children.
(9) The address of such person is 221 E. Fourth St., 30th Fl., Cincinnati, OH 45202.
(10) The address of such person is 1155 Avenue of the Americas, 29th Fl., New York, NY 10036.

   Section 16(a) of the Securities and Exchange Act of 1934 requires the General Partner's officers and directors, and persons who own more than 10% of a registered class of the Partnership's equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the Securities and

Exchange Commission ("SEC"). Officers, directors and greater than 10 percent unitholders are required by SEC regulation to furnish the General Partner with copies of all Section 16(a) forms.

   Based solely on its review of the copies of such forms received by the General Partner, or written representations from certain reporting persons that no Form 5's were required for those persons, the General Partner believes that during fiscal year 1996 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were met in a timely manner.


            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Partnership and the General Partner have certain ongoing relationships with Petro and its Affiliates. Affiliates of the General Partner, including Petro, perform certain administrative services for the General Partner on behalf of the Partnership. Such Affiliates do not receive a fee for such services, but are reimbursed for all direct and indirect expenses incurred in connection therewith.

   For the period December 20, 1995 through September 30, 1996, the Partnership reimbursed the General Partner and Petro $14.4 million representing salary, payroll tax and other compensation to the employees of the General Partner, including $0.3 million paid to Petro for corporate services such as compliance, supply and finance. In addition, the Partnership has reimbursed Petro for $1.9 million relating to the Partnership's share of the costs incurred by Petro in conducting the operations of certain shared branch locations which include managerial services.

   Petro and the General Partner entered into a Management Services Agreement on December 21, 1993 pursuant to which Petro agreed to provide executive, financial and managerial oversight services to the General Partner for a period of ten years. Pursuant to the Management Services Agreement, Petro was entitled to a yearly management fee of $500,000, plus a bonus under certain circumstances. For the fiscal years ended September 30, 1995 and 1994, the General Partner paid fees of $500,000 and $575,000, respectively, pursuant to the Management Services Agreement. The Management Services Agreement was terminated in December 1995.

   Prior to Petro's acquisition of Star Gas, Star Gas engaged Nicoletti & Company Inc., an investment banking firm owned by William P. Nicoletti, who is now a director of the General Partner, to perform certain investment banking services for Star Gas. Pursuant to such engagement, Star Gas paid Nicoletti & Company Inc. fees of $81,600, $521,500 and $40,000 for services rendered during 1994, 1993 and 1992, respectively. In 1995 Star Gas paid Nicoletti & Company Inc. $20,000 in advisory fees in connection with a proposed acquisition.

   Elizabeth K. Lanier, a director of the General Partner, was a partner in the law firm of Frost & Jacobs, in Cincinnati, Ohio until June 1996. Frost & Jacobs has acted as counsel to Star Gas in connection with certain litigation matters.

   In 1993 Star Gas paid an aggregate of $50,000 in advisory fees to Warwick Energy Advisors, Inc. (Warwick), a company controlled by Thomas Edelman, now a director of the General Partner and Petro. In 1993, Petro paid Warwick and Mr. Edelman an aggregate of $211,500 in advisory fees in connection with Petro's acquisition of Star Gas. In 1994, Petro paid Mr. Edelman an additional $248,500 in such fees. In 1995, Petro paid Mr. Edelman $20,000 in advisory fees in connection with a proposed acquisition by Star Gas.

   For a discussion of certain indebtedness of the General Partner to Petro, see
Note 10 of the notes to the financial statements.

                                    PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)  1. Financial Statements

               See "Index to Consolidated Financial Statements and Financial Statement Schedule" set forth on page F-1.

            2. Financial Statement Schedule.

               See "Index to Consolidated Financial Statements and Financial Statement Schedule" set forth on page F-1.

            3. Exhibits.

               See "Index to Exhibits" set forth on page 32.

       (b)     Reports on Form 8-K.

               The Partnership did not file a Form 8-k during the quarter ended September 30, 1996.

                               INDEX TO EXHIBITS
                                  Description
                                  -----------

            Exhibit
            Number       Description
            ------       -----------

     (1)       3.1       Form of Agreement of Limited Partnership of Star
                         Gas Partners, L.P. (included as Appendix A to
                         the Prospectus)
     (1)       3.2       Form of Agreement of Limited Partnership of
                         Star Gas Propane, L.P.
     (1)      10.1       Form of Credit Agreement among Star Gas Propane,
                         L.P. and certain banks
     (1)      10.2       Form of Conveyance and Contribution Agreement
                         among Star Gas Corporation, the Partnership and
                         the Operating Partnership
     (1)      10.3       Form of First Mortgage Note Agreement among
                         certain insurance companies, Star Gas
                         Corporation and Star Gas Propane, L.P.
     (1)      10.4       Intercompany Debt
     (1)      10.5       Form of Non-competition Agreement between Petro
                         and the Partnership
     (1)      10.6       Form of Star Gas Corporation 1995 Unit Option
                         Plan
     (1)      10.7       Amoco Supply Contract
     (1)        21       Subsidiaries of the registrant
     (2)        27       Financial data schedule

     _____________________________________
     (1) Incorporated by reference to the same Exhibit to Registrant's Statement on Form S-1, File No. 33-98496, filed with the Commission on December 13, 1995.
     (2) Filed herein

SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                         Star Gas Partners, L.P.
                              By:  Star Gas Corporation (General Partner)

                                               William G. Powers, Jr.
                                               ----------------------
                                         By:/s/William G. Powers, Jr.
                                               William G. Powers, Jr.
                                               President and
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature                      Title                        Date
---------                      -----                        ----


/s/  William G. Powers, Jr.    President                    November 14, 1996
     -----------------------   Star Gas Corporation
     William G. Powers, Jr.    (Principal Executive Officer)



/s/  Richard F. Ambury         Vice President - Finance     November 14, 1996
     -----------------------   Star Gas Corporation
     Richard F. Ambury         (Principal Financial and Accounting Officers)



/s/  Irik P. Sevin             Director                     November 14, 1996
     -----------------------   Star Gas Corporation
     Irik P. Sevin


/s/  Audrey L. Sevin           Director                     November 14, 1996
     -----------------------   Star Gas Corporation
     Audrey L. Sevin


/s/  William P. Nicoletti      Director                     November 14, 1996
     -----------------------   Star Gas Corporation
     William P. Nicoletti


/s/  Elizabeth K. Lanier       Director                     November 14, 1996
     -----------------------   Star Gas Corporation
     Elizabeth K. Lanier


/s/  Paul Biddleman            Director                     November 14, 1996
     -----------------------   Star Gas Corporation
     Paul Biddleman


/s/  Thomas J. Edelman         Director                     November 14, 1996
     -----------------------
     Thomas J. Edelman


/s/  Wolfgang Traber           Director                     November 14, 1996
     -----------------------
     Wolfgang Traber

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE

                                                                      PAGE
                                                                      ----

Part II   Financial Information:

          Item 8 - Financial Statements

          Star Gas Partners, L.P. and the Star Gas Group (Predecessor)
          -----------------------------------------------------------

              Independent Auditors' Report                            F-2

              Consolidated Balance Sheets as of September 30,
              1996 and 1995 (Predecessor)                             F-3

              Consolidated Statements of Operations from October 1
              through December 20, 1995 (Predecessor) and,
              from December 20, 1995 through September 30, 1996,
              and the years ended September 30, 1995
              and 1994 (Predecessor)                                  F-4

              Consolidated Statements of Partners' Capital/
              Predecessor Equity from December 20, 1995
              through September 30, 1996 and from October 1,
              through December 20, 1995 (Predecessor) and the
              years ended September 30, 1995 and 1994 (Predecessor)   F-5

              Consolidated Statements of Cash Flows from October 1
              through December 20, 1995 (Predecessor) and
              December 20 through September 30, 1996 and the
              years ended September 30, 1995 and 1994 (Predecessor)   F-6

              Notes to Consolidated Financial Statements              F-7 - F-21

              Schedule for the years ended September 30, 1996, 1995 and 1994

                  II.  Valuation and Qualifying Accounts              F-22

                  All other schedules are omitted because
                  they are not applicable or the required
                  information is shown in the consolidated financial statements or the notes therein.

                          INDEPENDENT AUDITORS' REPORT


The Partners of Star Gas Partners, L.P.:

       We have audited the accompanying consolidated financial statements of Star Gas Partners, L.P. and Subsidiary and its Predecessor as of September 30, 1996 and 1995 for each of the years in the three-year period ended September 30, 1996 as listed in the accompanying index. In connection with our audit of the consolidated financial statements we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Gas Partners, L.P. and Subsidiary and its Predecessor at September 30, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                            KPMG Peat Marwick LLP

Stamford, Connecticut
November 13, 1996

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 September 30,
                                                  September 30,       1995
                                                      1996       (Predecessor)
                                                  -------------  --------------
Assets

Current assets:
  Cash                                                 $  1,106       $    727
  Receivables, net of allowance of $291
   and $362, respectively                                 7,226          6,436
  Inventories                                             8,494          6,154
  Prepaid expenses and other current
   assets                                                 1,016            949
                                                       --------       --------
       Total current assets                              17,842         14,266
                                                       --------       --------

Property and equipment, net                              97,733         98,687

Intangibles and other assets, net                        41,338         42,440
                                                       --------       --------
        Total assets                                   $156,913       $155,393
                                                       ========       ========

Liabilities and Partners'
 Capital/Predecessor Equity

Current liabilities:
  Bank credit facility borrowings and
    current debt                                       $  2,350       $    748
  Accounts payable                                        1,991          2,824
  Accrued expenses                                        3,097          3,000
  Dividends payable                                           -          4,875
  Customer credit balances                                2,858          3,305
                                                       --------       --------
        Total current liabilities                        10,296         14,752
                                                       --------       --------

Long-term debt                                           85,000          1,389
Due to Petro                                                  -         86,002
Other long-term liabilities                                 219            320
Cumulative redeemable preferred stock                         -          8,625

Predecessor Equity                                                      44,305
Partners' Capital:
  Common unitholders                                     52,821
  Subordinated unitholder                                 8,410
  General partner                                           167
                                                       --------       --------
    Total Partners' Capital/Predecessor Equity           61,398         44,305
                                                       --------       --------

        Total Liabilities and Partners'
          Capital/Predecessor Equity                   $156,913       $155,393
                                                       ========       ========


See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per unit amounts)




                                          October 1,                           October 1,
                                            1995           December 20,          1995            Year           Year
                                           through            1995             through           Ended          Ended
                                      December 20, 1995     through          September 30,     September 30,  September 30,
                                            1995           September 30,          1996             1995           1994
                                        (Predecessor)         1996            (Combined)       (Predecessor)  (Predecessor)
                                       --------------     --------------     --------------    -------------- --------------

Sales                                     $28,159             $91,475          $119,634           $104,550       $ 128,040
Cost of sales                              12,808              45,749            58,557             49,660          58,553
                                          -------             -------           -------           --------        --------
  Gross profit                             15,351              45,726            61,077             54,890          69,487

Delivery and branch                         7,729              27,021            34,750             35,222          41,530
Depreciation and
  amortization                              2,177               7,631             9,808             10,073          13,039
General and
  administrative                            1,349               5,108             6,457              6,127           6,011
Net gain (loss) on sales
  of assets                                  (113)               (147)             (260)              (913)            486
                                          -------             -------           -------           --------        --------
  Operating income                          3,983               5,819             9,802              2,555           9,393
Interest expense, net                       1,922               5,202             7,124              8,549          10,497
                                          -------             -------           -------           --------        --------
  Income (loss) before
   income taxes                             2,061                 617             2,678             (5,994)         (1,104)
Income tax expense                             60                  25                85                175             300
                                          -------             -------           -------           --------        --------
  Net income (loss)                       $ 2,001             $   592          $  2,593           $ (6,169)      $  (1,404)
                                          =======             =======          ========           ========       =========

 General Partner's
  interest in net income                                      $    12
                                                              -------


Limited Partners'
  interest in net income                                      $   580
                                                              =======


Net Income per Limited
  Partner unit                                                $   .11
                                                              =======

Weighted average number
of Limited Partner
units outstanding                                               5,271
                                                              =======



 See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

         CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL/PREDECESSOR EQUITY
                                 (in thousands)

                               Partners' Capital
       For the period ended December 20, 1995 through September 30, 1996


                                      Number of Units                                         Total
                                    --------------------                           General   Partners'
                                    Common  Subordinated   Common   Subordinated   Partner    Capital
                                    ------  ------------  --------  -------------  --------  ----------
Balance as of December 20, 1995       -          -           -            -           -          -

   Contribution of assets, net           -         2,396  $     -        $10,956     $ 225     $11,181
   Issuance of Common Units, net     2,875             -   55,875              -        56      55,931
   Distributions                                           (3,371)        (2,809)     (126)     (6,306)
   Net income                            -             -      317            263        12         592
                                    ------       -------  -------        -------     -----     -------

Balance as of September 30, 1996     2,875         2,396  $52,821        $ 8,410     $ 167     $61,398
                                    ======       =======  =======        =======     =====     =======


                              Predecessor's Equity
 Years ended September 30, 1994 and 1995 and the period October 1, 1995 through
                               December 20, 1995






                                             8% Cumulative                                                              Total
                            Preferred         Convertible        12.5%        Capital in                  Common      Predecessor's
                              Stock            Preferred        Preferred      Excess of                  Treasury      Equity
                            Series A             Stock            Stock        Par Value      Deficit     Stock (Old)   (Deficiency)
                            --------             -----            -----        ---------      -------     ----------    -----------
                                           Old          New
                                           ---          ---
Balance as of
   Sept. 30, 1993            $  41       $   1         $   -       $   -        $58,472      $(59,151)      $(2,188)      $ (2,825)
Recapitalization               (41)         (1)          525           -         52,413             -         2,188         55,084
Redemption of
  preferred Stock                -           -           (56)          -         (5,685)            -             -         (5,741)
Stock dividends
  declared                       -           -            31           -          3,136        (3,931)            -           (764)
Cash dividends
  preferred stock                -           -             -           -              -           (22)            -            (22)
 Net loss                        -           -             -           -              -        (1,404)            -         (1,404)
                            ------      ------        ------      ------        -------        ------        ------        -------
Balance as of
  Sept. 30, 1994                 -           -           500           -        108,336       (64,508)            -         44,328
Conversion of
  preferred stock                -           -          (266)        319            (53)            -             -              -
Redemption of
  preferred stock                -           -           (49)          -         (5,042)            -             -         (5,091)
Stock dividends
  declared                       -           -             4           -            368          (732)            -           (360)
Cash dividends
  preferred stock                -           -             -           -              -        (5,287)            -         (5,287)
Purchase accounting
  adjustment                     -           -             -           -        (51,906)       68,790             -         16,884
 Net loss                        -           -             -           -              -        (6,169)            -         (6,169)
                            ------      ------        ------      ------        -------        ------        ------        -------
 Balance as of
   Sept. 30, 1995                -           -           189         319         51,703        (7,906)            -         44,305
Dividends                                                                                     (21,309)                     (21,309)
Additional
 capital
 contribution                    -           -             -           -          4,184             -             -          4,184
Net income                       -           -             -           -              -         2,001             -          2,001
                            ------      ------        ------      ------        -------        ------        ------        -------
Balance as of
 Dec. 20, 1995               $   -       $   -         $ 189       $ 319        $55,887      $(27,214)      $     -       $ 29,181
                            ======      ======        ======      ======        =======        ======        ======        =======

See accompanying notes to consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                         October 1, 1995
                                                             through                             October 1, 1995
                                                           December 20,    December 20, 1995          through
                                                              1995              through          September 30, 1996
                                                          (Predecessor)     September 30, 1996      (combined)
                                                          -------------     ------------------   ------------------
Cash Flows from Operating activities:
Net income (loss)                                            $  2,001           $    592              $  2,593
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
Depreciation and amortization                                   2,177              7,631                 9,808
Provision for losses on accounts receivable                       101                321                   422
Net (gain) loss on sales of assets                                113                147                   260
Changes in operating assets and liabilities:
   Decrease (increase) in receivables                          (2,779)             1,766                (1,013)
   Decrease (increase) in inventories                           1,430             (3,770)               (2,340)
   Decrease (increase) in prepaid and other assets               (455)               754                   299
   Increase (decrease) in other current liabilities            (1,703)             1,757                    54
   Decrease in other long-term liabilities                        (12)               (89)                 (101)
                                                             --------           --------              --------
       Net cash provided by operating activities                  873              9,109                 9,982
                                                             --------           --------              --------

Cash Flows from Investing activities:
Capital expenditures                                           (1,617)            (3,715)               (5,332)
Business acquisitions                                               -             (2,440)               (2,440)
Proceeds from sales of fixed assets                               566                252                   818
Proceeds from sale of businesses                                    -                  -                     -
                                                             --------           --------              --------
     Net cash provided by (used in) investing activities       (1,051)            (5,903)               (6,954)
                                                             --------           --------              --------

Cash Flows from Financing activities:
Net borrowings (repayments) under bank credit facilities            -              2,350                 2,350
Borrowings (repayments) of debt                               (35,783)           (53,780)              (89,563)
Repayments of preferred stock                                  (8,625)                 -                (8,625)
Net proceeds from the issuance of preferred stock                   -                  -                     -
Cash dividends paid                                           (21,309)                 -               (21,309)
Distributions                                                       -             (6,306)               (6,306)
Loan to Petro                                                 (12,000)                 -               (12,000)
Proceeds from issuance of First Mortgage Notes                 85,000                  -                85,000
Proceeds from issuance of Common Units, net                         -             55,931                55,931
Debt placement and credit agreement expenses                   (1,313)              (814)               (2,127)
Cash retained by general partner                               (6,000)                 -                (6,000)
                                                             --------           --------              --------
    Net cash provided by (used in) financing activities           (30)            (2,619)               (2,649)
                                                             --------           --------              --------
    Net increase (decrease) in cash                              (208)               587                   379
Cash at beginning of period                                       727                519                   727
                                                             --------           --------              --------
Cash at end of period                                        $    519           $  1,106              $  1,106
                                                             ========           ========              ========

                                                          Year Ended         Year Ended
                                                         September 30,      September 30,
                                                             1995               1994
                                                         (Predecessor)      (Predecessor)
                                                         ------------        ---------

 Cash Flows from Operating activities:
 Net income (loss)                                          $(6,169)          $ (1,404)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
 Depreciation and amortization                               10,073             13,039
 Provision for losses on accounts receivable                    809                589
 Net (gain) loss on sales of assets                             913               (258)
 Changes in operating assets and liabilities:
 Decrease (increase) in receivables                           1,390                306
 Decrease (increase) in inventories                          (1,196)             1,631
   Decrease (increase) in prepaid and other assets              188                396
   Increase (decrease) in other current liabilities          (5,504)           (12,017)
   Decrease in other long-term liabilities                      (87)              (175)
                                                            -------           --------
       Net cash provided by operating activities                417              2,107
                                                            -------           --------

Cash Flows from Investing activities:
Capital expenditures                                         (7,988)            (5,419)
Business acquisitions                                        (4,557)            (2,690)
Proceeds from sales of fixed assets                             707                480
Proceeds from sale of businesses                             13,250              1,650
                                                            -------           --------
     Net cash provided by (used in) investing activities      1,412             (5,979)
                                                            -------           --------

Cash Flows from Financing activities:
Net borrowings (repayments) under bank credit facilities     (4,000)            (2,809)
Borrowings (repayments) of debt                               6,576            (13,416)
Repayments of preferred stock                                (5,091)            (5,740)
Net proceeds from the issuance of preferred stock                 -             26,254
Cash dividends paid                                            (412)               (22)
Distributions                                                     -                  -
Loan to Petro                                                     -                  -
Proceeds from issuance of First Mortgage Notes                    -                700
Proceeds from issuance of Common Units, net                       -                  -
Debt placement and credit agreement expenses                      -                  -
Cash retained by general partner                                  -                  -
                                                            -------           --------
    Net cash provided by (used in) financing activities      (2,927)             4,967
                                                            -------           --------
    Net increase (decrease) in cash                          (1,098)             1,095
Cash at beginning of period                                   1,825                730
                                                            -------           --------
Cash at end of period                                       $   727           $  1,825
                                                           =======           ========

      See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands except per share data)

1) Partnership Organization and Formation

     Star Gas Partners, L.P. ("Star Gas Partners" or the "Partnership") was formed on October 16, 1995, as a Delaware limited partnership. Star Gas Partners and its subsidiary, Star Gas Propane, L.P., a Delaware limited partnership, (the "Operating Partnership") were formed to acquire, own and operate substantially all of the propane operations and assets and liabilities of Star Gas Corporation ("Star Gas"), a Delaware corporation (and the general partner of Star Gas Partners and the Operating Partnership) and the propane operations and assets and liabilities of Star Gas' parent corporation, Petroleum Heat and Power Co., Inc., a Minnesota corporation ("Petro"), (collectively hereinafter referred to as the "Star Gas Group" or the "Predecessor Company"). The Operating Partnership is, and the Star Gas Group was, engaged in the marketing and distribution of propane gas and related appliances to retail and wholesale customers in the United States located principally in the Midwest and Northeast. On December 20, 1995, (i) Petro conveyed all of its propane assets and related liabilities to Star Gas and (ii) Star Gas and its subsidiaries conveyed substantially all of their assets (other than $83.7 million in cash from the proceeds of the First Mortgage Notes and certain non-operating assets) to the Operating Partnership (the "Star Gas Conveyance") in exchange for general and limited partner interests in the Operating Partnership and the assumption by the Operating Partnership of substantially all of the liabilities of Star Gas and its subsidiaries (excluding certain income tax liabilities and certain other long-term obligations of Star Gas that were assumed by Petro), including the First Mortgage Notes and approximately $53.8 million in outstanding Star Gas debt due to Petro. The net book value of the assets contributed by Star Gas and its subsidiaries to the Operating Partnership exceeded the liabilities assumed by $11.2 million. Immediately after the Star Gas Conveyance, Star Gas and its subsidiaries conveyed their limited partner interests in the Operating Partnership to Star Gas Partners in exchange for an aggregate of
   2.4 million Subordinated Units of limited partner interest in Star Gas Partners.

     Of the $83.7 million in cash retained by the General Partner, $35.8 was paid to Petro in satisfaction of additional indebtedness, $8.6 million was used to redeem preferred stock of the General Partner held by Petro, $12.0 million was loaned to Petro, and $6.0 million was retained to be available to fund the General Partner's additional capital contribution obligation. The remaining $21.3 million was paid to Petro as dividends.

     During fiscal 1996, Star Gas Partners completed its initial public offering of 2.9 million Common Units, including overallotment shares of 0.3 million, representing Limited Partner interests, at a price of $22.00 a unit. The net proceeds received of $55.9 million, after deducting underwriting discounts, commissions and expenses were contributed to the Operating Partnership and used to repay $50.3 million of debt due to Petro, which was assumed by the Operating Partnership in the Star Gas Conveyance and the Partnership used the balance of $5.6 million for general operating purposes.

     In order that the Partnership would commence operations with $6.2 million of working capital on December 20, 1995, the Conveyance Agreement provided that the amount of debt due to Petro at closing would be adjusted upwards or downwards to the extent that the Star Gas Partners' net working capital exceeded or was less than $6.2 million. At closing, net working capital was $9.7 million and $3.5 million was repaid to Petro on January 18, 1996.

     The General Partner holds a 1.0% general partner interest in Star Gas Partners and a 1.0101% general partner interest in the Operating Partnership. Star Gas Partners and the Operating Partnership have no employees, except for certain employees of its corporate subsidiary Stellar Propane Service Corporation. The General Partner conducts, directs and manages all activities of Star Gas Partners and the Operating Partnership and is reimbursed on a monthly basis for all direct and indirect expenses it incurs on their behalf including the cost of employee wages.

2)   Acquisition by Petro

     In December 1993, Petro acquired an approximate 29.5% interest in Star Gas for $16.0 million. Petro exercised its right in December 1994 to purchase the remaining outstanding common equity of Star Gas by paying $3.8 million in cash and issuing approximately 2.5 million shares of its common stock.

     The acquisition was accounted for as a purchase, accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair value at the date of acquisition. The fair value of assets acquired was $141.3 million (including $3.3 million in cash) and liabilities and preferred stock was $109.5 million. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was $9.0 million and is being amortized over a period of twenty-five years.

3) Divestitures

     In November 1994, the Company sold all of its retail propane operations located in southern Georgia for $13,250 in cash, realizing a loss of $695 on the sale.

     In September 1994, the Company sold one of its retail propane operations, in the Northeast for approximately $650, net of expenses, realizing a gain of $459 on the sale.

     In December 1993, the Company, in an effort to improve profitability and to concentrate on its core business, sold one of its wholly owned subsidiaries, Federal Petroleum Company, for $1,650 in cash and an 8% interest bearing note in the amount of $500. The note is due in 48 monthly installments commencing on November 1, 1994 and ending October 1, 1998. At September 30, 1993, the Company adjusted the carrying value and the net assets of Federal to then equal the expected sales price of $2,150.

4) Summary of Significant Accounting Policies

   Basis of Presentation

     The Consolidated Financial Statements for the period December 20, 1995 through September 30, 1996 include the accounts of Star Gas Partners, L.P., the Operating Partnership and its corporate subsidiary, Stellar Propane Service Corp., collectively referred to herein as (the "Partnership"). The Consolidated Financial Statements for the period October 1, through December 20, 1995 and the years ended September 30, 1995 and 1994 include the propane operations, assets and liabilities of the Star Gas Group. All material intercompany items and transactions have been eliminated in consolidation and certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation.

   Net Income per Limited Partner Unit
     Net income per Limited Partner Unit is computed by dividing net income, after deducting the General Partner's 2.0% interest, by the weighted average number of Common Units and Subordinated Units outstanding.

   Revenue Recognition
     Sales of propane and propane appliances are recognized at the time of delivery of the product to the customer or at the time of sale or installation. Revenue from service repairs and maintenance is recognized upon completion of the service provided.

   Inventories
     Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. At the dates indicated the components of inventory were as follows:

                                        September 30,
                                    --------------------
                                     1996          1995
                                    ------        ------
Propane gas...................      $6,625        $4,594
Appliances and equipment......       1,869         1,560
                                    ------        ------
                                    $8,494        $6,154
                                    ======        ======

     Substantially all of the Partnership's propane supply for the Northeast retail operations are purchased under supply contracts. Certain of the supply contracts provide for minimum and maximum amounts of propane to be purchased thereunder, and provide for pricing in accordance with posted prices at the time of delivery or include a pricing formula that typically is based on current market prices. One supply agreement, representing approximately 7,200 gallons, extends through March 31, 1999. During 1996, spot purchases from Mont. Belvieu sources accounted for approximately 26% of the Partnership's total volume of propane purchases, while the three single largest suppliers accounted for approximately 32% of total propane purchases.

   Property and Equipment
     Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method.

   Intangible Assets
     The excess of cost over the fair value of net assets resulting from the acquisition of the Company by Petro in December 1994 is being amortized using the straight-line method over 25 years. For the period October 1993 through December 1994, goodwill was being amortized over 10 years. Other intangible assets, including covenants not to compete and customer lists are recorded at cost and are being amortized over their estimated useful lives, ranging from 1 to 15 years. Also included as intangible assets are the costs associated with the issuance of the Company's First Mortgage Notes which are being amortized under the interest method over the life of the notes.

     The Partnership assesses the recoverability of intangible assets by comparing the carrying values of such intangibles to market values, where a market exists, supplemented by cash flow analyses to determine that the carrying values are recoverable over the remaining estimated lives of the intangibles through undiscounted future operating cash flows. When an intangible asset is deemed to be impaired, the amount of intangible impairment is measured based on market values, as available, or by projected cash flows.

   Customer Credit Balances
     Customer credit balances primarily represents pre-payments received from customers pursuant to a budget payment plan (whereby customers pay their estimated annual propane gas charges on a fixed monthly basis) in excess of actual deliveries billed.

   Use of Estimates
     In accordance with generally accepted accounting principles, management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements. Actual results could differ from those estimates.

   Cash Equivalents
     The Partnership considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

   Income Taxes
     The Partnership is a master limited partnership. As a result, for Federal income tax purposes, earnings or losses are allocated directly to the individual partners. Except for the Partnership's corporate subsidiary which generates non-qualifying Master Limited Partnership income in the northeast, no recognition has been given to income taxes in the accompanying financial statements of the Partnership. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the due to taxable income allocation requirements of the Partnership agreement.

     Since December 1994 and prior to the Partnership's formation, the Predecessor filed a consolidated Federal income tax return with Petro and its affiliates. Income taxes were computed as though each company filed its own income tax return. Deferred income taxes were recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

     Prior to the December 1994 acquisition by Petro, Star Gas filed consolidated tax returns with its subsidiaries.

5) Quarterly Distribution of Available Cash

     The Partnership will distribute to its partners, on a quarterly basis, all of its Available Cash. "Available Cash" generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the General Partner.

     Distribution by the Partnership in an amount equal to 100% of its Available Cash will generally be made 98% to the Common and Subordinated Unitholders and 2% to the General Partner, subject to the payment of incentive distributions in the event Available Cash exceeds the Minimum Quarterly Distribution ($0.55) on all Units. To the extent there is sufficient Available Cash, the holders of Common Units have the right to receive the Minimum Quarterly Distribution, plus any arrearage, prior to the distribution of Available Cash to holders of Subordinated Units. Common Units will not accrue arrearage for any quarter after the end of the Subordination Period (as defined below) and Subordinated Units will not accrue any arrearage with respect to distributions for any quarter.

     The first distribution commenced with the quarter ending March 31, 1996 and was paid on May 15, 1996 to holders of record as of May 1, 1996. The initial distribution was $0.6225 per unit and represented a pro rata distribution of $0.0725 per unit for the period December 20, 1995 to December 31, 1995 and a quarterly distribution of $0.55 per unit for the three months ended March 31, 1996. The distribution for the quarter ending June 30, 1996 of $0.55 was paid on August 15, 1996 to holders of record as of August 1, 1996.

     For the quarter ending September 30, 1996 the Partnership announced on October 8, 1996 that it will pay a distribution of $0.55 per unit payable November 15, 1996 to the Unitholders of record November 1, 1996.

     To enhance the Partnership's ability to pay the Minimum Quarterly Distribution on the Common Units, the General Partner has agreed, subject to certain limitations, to contribute additional capital to the Partnership in the amount necessary to distribute the Minimum Quarterly Distribution on all outstanding Common Units for such quarter. As of September 30, 1996, the General Partner's additional Capital Contribution obligation was $3.0 million.

6) Distributions from Operating Surplus During Subordination Period

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

7) Acquisitions - Pro Forma

     During 1996, 1995 and 1994, the Partnership acquired several propane dealers with an aggregate cost of $2,440, $4,557 and $2,690 respectively.

     The acquisitions were accounted for under the purchase method of accounting. Purchase prices have been allocated to the acquired assets and liabilities based on their respective fair market values on the dates of acquisition. The purchase prices in excess of the fair values of net assets acquired were classified as intangibles in the Consolidated Balance Sheets. Sales and net income have been included in the Consolidated Statements of Operations from the respective dates of acquisition.

     Unaudited Pro forma data giving effect to the purchased business as if they had been acquired on October 1 of the year preceding the year of purchase.

                                Years Ended September 30,
                             -----------------------------
                               1996      1995       1994
                               ----      ----       ----
Sales                        $120,645  $107,714   $132,549
Net income (loss)               2,817    (6,260)    (1,471)

8) Property, Plant and Equipment

     The components of property, plant and equipment and their estimated useful lives were as follows at the indicated dates:

                                      September 30,        Estimated
                                     ----------------
                                     1996       1995      Useful Lives
                                     ----       ----      ------------
Land                               $  3,916   $  4,796
Buildings                             8,945      8,465        30 years
Fleet                                12,679     11,432    5 - 30 years
Tanks and equipment                  82,296     76,754    5 - 30 years
Furniture and fixtures                2,440      2,432        10 years
                                   --------   --------
  Total                            $110,276   $103,879
Less: accumulated
 depreciation                       (12,543)    (5,192)
                                   --------   --------
  Total                            $ 97,733   $ 98,687
                                   ========   ========

9) Intangibles and Other Assets

     The components of intangibles and other assets were as follows at the indicated dates:

                                                    September 30,
                                                   ---------------
                                                1996           1995
                                              ---------      --------
   Goodwill                                   $ 14,186        $ 13,681
   Covenants not to compete                      2,040           1,879
   Customer lists                               28,797          28,797
   Deferred charges and other assets             2,795           1,350
                                              --------        --------
    Total                                     $ 47,818        $ 45,707
   Less: accumulated amortization               (6,480)         (3,267)
                                              --------        --------
    Total                                     $ 41,338        $ 42,440
                                              ========        ========

10) Long-Term Debt and Working Capital Borrowings

      In December 1995, the General Partner issued $85.0 million of first mortgage notes (the "First Mortgage Notes") with an annual interest rate of 8.04%. These notes were assumed as part of the Star Gas Conveyance by the Operating Partnership. The Operating Partnership's obligations under the First Mortgage Note Agreement are secured, on an equal basis with the Operating Partnership's obligations under the Bank Credit Facilities, by a mortgage on substantially all of the real property and liens on substantially all of the operating facilities, equipment and other assets of the Operating Partnership. The First Mortgage Notes will mature September 15, 2009, and will require semiannual prepayments, without premium on the principal thereof, beginning on March 15, 2001. Interest is payable semiannually on March 15 and September 15. For the year ended September 30, 1996, the Partnership paid interest in the amount of $5.1 million on the First Mortgage Notes.

      The First Mortgage Note Agreement contains various restrictive and affirmative covenants applicable to the Operating Partnership, including restrictions on the incurrence of additional indebtedness and restrictions on certain investments, guarantees, loans, sales of assets and other transactions.

      As of September 30, 1996, the Partnership was in compliance with all borrowing agreement covenants, as amended.

       The Bank Credit Facilities consist of a $25.0 million
     Acquisition Facility and a $12.0 million Working Capital Facility. The agreement governing the Bank Credit Facilities contains covenants and default provisions generally similar to those contained in the First Mortgage Note Agreement. As of September 30, 1996, $2,350 was outstanding under the Working Capital Facility.

       The Bank Credit Facilities bear interest at a rate based upon, at the Partnership's option, either the London Interbank Offered Rate plus a margin or a Base Rate (each as defined in the Bank Credit Facilities). The weighted average interest rate for borrowings under the Working Capital Facility was 8.25% at September 30, 1996 and for fiscal 1996. In addition, the Partnership is required to pay a fee for unused commitments which amounted to $104 for fiscal 1996.

       The Working Capital Facility will expire December 31, 1998, but may be extended annually thereafter with the consent of the banks. Borrowings under the Acquisition Facility will revolve until September 30, 1998, after which time any outstanding loans thereunder, will amortize quarterly in equal principal payments with a final payment due on December 31, 2001. However, there must be no amount outstanding under the Working Capital Facility for at least 30 consecutive days during each fiscal year.

       As of September 30, 1995, the Star Gas Group had $86,002 of notes due to Petro with interest rates ranging from 8.75% to 12.625% with a final maturity of August 2001. The debt due to Petro was repaid on December 20, 1995 with a portion of the proceeds from the sale of the First Mortgage Notes and the sale of the Common Units. In connection with certain acquisitions, the Star Gas Group had obligations payable to former owners aggregating $2,137, of which $748 was classified as current as of September 30, 1995. These obligations primarily consisted of capital lease obligations, notes payable and payments pursuant to certain covenants not-to-compete and consulting agreements and were assumed by Petro as part of the Star Gas Conveyance.

       As of September 30, 1996, the annual maturities of the First Mortgage Notes and the Working Capital Facility are set forth in the following table:

           1997          $ 2,350
           1998                -
           1999                -
           2000                -
           2001            1,923
           Thereafter     83,077
                         -------
                         $87,350
                         =======

11) Employee Benefit Plans

      Star Gas has a 401(k) plan which covers certain eligible union and non-union employees. Subject to IRS limitations, the 401(k) plan provides for each employee to contribute from 1% to 15% of compensation. Star Gas contributes to non-union participants a matching amount up to a maximum of 3% of compensation. Aggregate matching contributions made to the 401(k) plan during fiscal 1996, 1995 and 1994 were $293, $247 and $131, respectively.

      Star Gas also makes monthly contributions on behalf of its union employees to a union sponsored defined benefit plan. The amount charged to expense was $278, $238 and $207 in fiscal 1996, 1995 and 1994, respectively.

12) Unit Option Plan

      On December 20, 1995, the General Partner adopted the 1995 Star Gas Corporation Unit Option Plan (the "Unit Option Plan"), which currently authorizes the issuance of options (the "Unit Options") and Unit Appreciation Rights ("UARS") covering up to 300,000 Subordinated Units to certain officers and employees of the General Partner. A total of 40,000 options were granted to key executives in December 1995. The Unit Options have the following characteristics: 1) exercise price of $22 per unit, which is an estimate of the fair market value of the Subordinated Units at the time of grant, 2) vest over five year period, 3) exercisable after January 1, 2001, assuming the subordination's period elapsed, and 4) expire on the tenth anniversary of the date of grant. Upon conversion of the Subordinated Units held by the General Partner and its affiliates, the Unit Options granted will convert to Common Unit Options.

13) Lease Commitments

      The Partnership has entered into certain operating leases for office space, trucks and other equipment.

      The future minimum rental commitments at September 30, 1996 under leases having an initial or remaining noncancellable term of one year or more are as follows:

       1997                            $  883
       1998                               828
       1999                               317
       2000                               266
       2001                               251
       Thereafter                         720
                                       ------

       Total Minimum lease payments    $3,265
                                       ======

     The Partnership incurred rent expense of $1,212, $1,160 and $1,685 in 1996, 1995 and 1994, respectively.

14) Unaudited Pro Forma Financial Information

      The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations for the twelve months ended September 30, 1996 and 1995 were derived from the Consolidated Statement of Operations of the Partnership from December 20, 1995 through September 30, 1996 and the Statements of Operations of the Star Gas Group, for the periods October 1, 1994 through September 30, 1995 and October 1, 1995 through December 20, 1995. The Pro Forma Condensed Consolidated Statements of Operations were prepared to reflect the effects of Partnership formation as if it had been completed in its entirety as of the beginning of the periods presented.

      However, these statements do not purport to present the results of operations of the Partnership had partnership formation actually been completed as of the beginning of the periods presented. In addition, the Pro Forma Condensed Consolidated Statements of Operations are not necessarily indicative of the results of future operations of the Partnership and should be read in conjunction with the Consolidated Financial Statements of the Predecessor Company and the Partnership.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

           PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per unit amounts)
                                  (unaudited)


                                                     Fiscal Year Ended
                                                       September 30,
                                                    --------------------
                                                      1996       1995
                                                    ---------  ---------
Sales                                               $119,634   $102,496
Cost of sales                                         58,557     48,649
                                                    --------   --------
  Gross profit                                        61,077     53,847
                                                    --------   --------

Operating expenses                                    41,081     39,888

Depreciation and amortization                          9,870     10,147
Net loss on sales of assets                             (260)      (278)
                                                    --------   --------
  Operating income                                     9,866      3,534
Interest expense (net)                                 6,713      7,134
                                                    --------   --------
  Income (loss) before income taxes                    3,153     (3,600)
Income tax expense                                        25         25
                                                    --------   --------
  Net income (loss)                                 $  3,128   $ (3,625)
                                                    ========   ========

General Partner's interest in net income
  (loss)                                                  63        (73)
                                                    --------   --------
Limited Partners' interest
  in net income (loss)                              $  3,065   $ (3,552)
                                                    ========   ========

Net income (loss) per Limited Partner unit             $0.58     $(0.67)
                                                    ========   ========
Weighted average number of Limited
  Partner units outstanding                            5,271      5,271
                                                    ========   ========

Other data:
Distributable cash:
EBITDA/(A)/                                         $ 19,996   $ 13,959
  Less: Interest expense                               6,713      7,134
        Income taxes                                      25         25
        Maintenance capital expenditures/(B)/          2,288      4,222
                                                    --------   --------
Distributable cash                                    10,970      2,578
General Partners' interest                              (220)       (52)
                                                    --------   --------
Distributable cash available for Limited
  Partners                                          $ 10,750   $  2,526
                                                    ========   ========
Distributable cash available per Limited
  Partner unit                                         $2.04      $0.48
                                                    ========   ========
Retail propane gallons sold                           96,294     87,202
                                                    ========   ========

(A) EBITDA is defined as operating income (loss) plus depreciation and amortization expense and less net gain (loss) on sales of assets. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.
(B) Maintenance capital expenditures net of certain proceeds from fixed asset sales.

    Significant pro forma adjustments reflected in the above data include the following:

1. For the year ended September 30, 1995 the elimination of the results of the Star Gas Group's propane operations in Southern Georgia.

2. For the years ended September 30, 1996 and September 30, 1995, the elimination of management fees paid by the Star Gas Group to Petro.

3. For the years ended September 30, 1996 and September 30, 1995, the addition of the estimated incremental general and administrative costs associated with operating as a publicly traded partnership.

4. For the years ended September 30, 1996 and September 30, 1995, an adjustment to interest expense to reflect the repayment of debt due to Petro and to reflect the interest expense associated with the First Mortgage Notes and Bank Credit Facility.

5. For the years ended September 30, 1996 and September 30, 1995, the elimination of the provision for income taxes, as taxes on income will be borne by the Partners and not the Partnership, except for corporate income taxes relative to the Partnership's wholly owned corporate subsidiary, which conducts non-qualifying Master Limited Partnership business.

15) Unaudited General Partner Financial Statements

       The following presents the Condensed Consolidated Balance Sheet as of September 30, 1996 together with the Condensed Consolidated Statement of Operations of the General Partner, Star Gas Corporation and Subsidiaries, for the period December 20, 1995 through September 30, 1996.

                     STAR GAS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                 (in thousands)
                                  (unaudited)

Assets
Current assets:
 Cash                                             $ 3,154
 Interest receivable                                1,062
 Other receivables                                  5,941
                                                  -------
    Total current assets                           10,157
Note receivable from Petro                         12,000
Investment in Partnership                           8,577
                                                  -------
    Total assets                                  $30,734
                                                  =======

Liabilities and Shareholder's Equity
Current liabilities:
Accrued expenses                                  $    32
                                                  -------
Shareholder's equity                               30,702
                                                  -------

    Total liabilities and shareholder's equity    $30,734
                                                  =======

                     STAR GAS CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statement of Operations
                                 (in thousands)
                                  (unaudited)


                                                         December 20, 1995
                                                              through
                                                         September 30, 1996
                                                         ------------------
Revenues:
Reimbursement of employee expenses from Operating Partnership  $14,102

Expenses:
Cost of employee services provided to Operating Partnership     14,102
                                                               -------
  Operating income                                                   -
Interest income                                                  1,246
                                                               -------
Income before equity interest in Star Gas Partners, L.P.         1,246

Share of income of Star Gas Partners, L.P.                         275
                                                               -------

Net income                                                     $ 1,521
                                                               =======

16)  Supplemental Disclosures of Cash Flow Information:

                                        Years Ended September 30,
                                        --------------------------
                                         1996      1995     1994
                                        -------  --------  -------
Cash paid during the year for:
  Income taxes                           $   80  $ 2,950   $   356
                                        -------  -------   -------
  Interest                               $5,088  $ 4,284   $15,052
                                        =======  =======   =======

Non-cash adjustment:

Purchase accounting adjustment:
  Increase in intangibles                        $23,028
  Decrease in property & equipment                  (680)
  Increase in other accrued expenses              (4,000)
  Increase in long-term debt                      (1,700)
  Decrease in deferred income taxes                  236
                                                 -------
                                                 $16,884
                                                 =======

  Dividends declared                             $ 4,875
                                                 =======

17) Commitments and Contingencies

      In the ordinary course of business, the Partnership is threatened with, or is named in, various lawsuits. The Partnership is not a party to any litigation which individually or in the aggregate could reasonably be expected to have a material adverse effect on the company.

18) Related Party Transactions

      The Partnership has no employees except for certain employees of its corporate subsidiary, Stellar Propane Service Corporation and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. For the period December 20, 1995 through September 30, 1996, the Partnership reimbursed the General Partner and Petro $14.4 million representing salary, payroll tax and other compensation paid to the employees of the General Partner, including $0.3 million paid to Petro for certain corporate functions such as finance and compliance. In addition, the Partnership reimbursed Petro for $1.9 million relating to the Partnership's share of the costs incurred by Petro in conducting the operations of certain shared branch locations which include managerial services.

19) Retention of Morgan Stanley & Co., Incorporated

      On August 1, 1996, the Partnership announced that it has retained Morgan Stanley & Co., Incorporated to assist it in the development and consideration of strategic alternatives designed to maximize value for its unitholders. Alternatives to be investigated may include, but are not limited to, the sale or merger of Star Gas.

20) Disclosures About the Fair Value of Financial Instruments

    Cash, Accounts Receivable, Notes Receivable and Other Current Assets, Working Capital Borrowing, Accounts Payable and Accrued Expenses
    ----------------------------------------------------------------

      The carrying amount approximates fair value because of the short maturity of these instruments.

    Long-Term Debt
    --------------

      The fair values of each of the Partnership's long-term financing instruments, including current maturities, are based on the amount of future cash flows associated with each instrument, discounted using the Company's current borrowing rate for similar instruments of comparable maturity.

      The estimated fair value of the Partnership's long term debt is summarized as follows:

                          At September 30, 1996
                          ---------------------
                          Carrying     Estimated
                           Amount      Fair Value
                           ------      ----------

      Long-term debt       $85,000       $80,117

21) Selected Quarterly Financial Data (Unaudited)

      The seasonal nature of the Partnership's business results in the sale by the Partnership of approximately 35% of its volume in the first fiscal quarter and 40% of its volume in the second fiscal quarter of each year. The Partnership generally realizes net income in both of these quarters and net losses during the quarters ending June and September.



                                               Three Months Ended
                      -------------------------------------------------------------------
                       December 31,    March 31,      June 30,    September 30,
                         1995            1996           1996          1996         Total
                       -----------    ----------     ---------      ---------    ---------
Sales                 $34,634/(a)/       $47,080      $ 18,416       $ 19,504     $119,634
Gross profit           18,729/(a)/        22,599         9,933          9,816       61,077
Income (loss)
 before taxes           3,546/(a)/         7,244        (4,029)        (4,083)       2,678
Net income (loss)       3,486/(a)/         7,230        (4,046)        (4,077)       2,593
Limited Partner
  interest in net
  income (loss)         1,455/(b)/         7,085        (3,965)        (3,995)         580
Net income (loss)
  per Limited
  Partner Unit        $  0.28/(b)/         $1.34       ($ 0.75)       ($ 0.76)       $0.11


                                                 Predecessor
                                             Three Months Ended
                         -------------------------------------------------------------------------
                         December 31,      March 31,       June 30,     September 30,
                             1994            1995           1995            1995            Total
                         ------------      ----------     ---------     ------------      ---------
Sales                      $32,324          $38,347       $ 16,718        $ 17,161        $104,550
Gross profit                16,174           20,564          9,052           9,100          54,890
Income (loss)
 before taxes               (1,025)           5,663         (4,875)         (5,757)         (5,994)
Net income (loss)           (1,100)           5,633         (4,910)         (5,792)         (6,169)


(a) Reflects the results of operations of the Predecessor Company for the period October 1, 1995 through December 20, 1995 and of Star Gas Partners, L.P. from December 20, 1995 through December 31, 1995.
(b) Reflects limited partners interest from December 20, 1995 through December 31, 1995.

                                                                     Schedule II

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS

                 Years Ended September 30, 1996, 1995 and 1994

                                 (In thousands)

                                                                     Additions
                                                 -------------------------------------------------

                                                   Balance at        Charged to     Charged to         Other
                                                    Beginning         Costs and       Other           Changes      Balance at
Year          Description                           of Year           Expenses       Account        Add(Deduct)    End of Year
----          -----------                           -------           --------       -------        ----------     -----------

1996       Allowance for doubtful                                                                      (184)/(a)/
           accounts                                  $362              422                             (309)/(b)/      $291
                                                     =====             ===                             =====           ====

 1995      Allowance for doubtful
           accounts                                  $521              809                             (968)/(b)/      $362
                                                     ====              ===                             =====           ====

 1994      Allowance for doubtful
           accounts                                  $716              589                             (784)/(b)/      $521
                                                     ====              ===                             =====           ====



(a) Amount excluded from the Star Gas Conveyance which took place on December 20, 1995.
(b)  Bad debts written off (net of recoveries).