Form 10-Q
period 1996-12-31
STAR GAS PARTNERS LP
filed 1997-01-31
CIK 1002590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996
                               -----------------

                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:   33-98490
                          --------


                            STAR GAS PARTNERS, L.P.
                            -----------------------

             (Exact name of registrant as specified in its charter)


Delaware                                 06-1437793
--------                                 ----------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)


2187 Atlantic Street, Stamford, Connecticut 06902
--------------------------------------------------------------------------------
(Address of principal executive office)     (Zip Code)

(203) 328-7300
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

                               Yes   X     No
                                    ---       --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 30, 1997:

Star Gas Partners, L.P.  2,875,000 Common Units
                         2,396,078 Subordinated Units

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                               INDEX TO FORM 10-Q


                                                                         PAGE
                                                                        -------
PART I   FINANCIAL INFORMATION:

         Item 1 - Financial Statements

         Star Gas Partners, L.P. and the Star Gas Group (Predecessor)
         ------------------------------------------------------------

             Consolidated Balance Sheets as of September 30, 1996
             and December 31, 1996                                       3

             Consolidated Statements of Operations from October 1, 1995 through December 20, 1995 (Predecessor), from December 20,
             1995 through December 31, 1995 and for the three months
             ended December 31, 1996                                     4

             Consolidated Statements of Cash Flows from October 1, 1995 through December 20, 1995 (Predecessor), from December 20,
             1995 through December 31, 1995 and for the three months
             ended December 31, 1996                                     5

             Consolidated Statement of Partners' Capital for the three
             months ended December 31, 1996                              6

             Notes to Consolidated Financial Statements                  7 - 10


         Item 2 - Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations                  11 - 13



PART II  OTHER INFORMATION:

         Item 6 - Exhibits and Reports on Form 8-K                      14

         Signature                                                      15

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                         DECEMBER 31,
                                          SEPTEMBER 30,      1996
                                              1996        (UNAUDITED)
                                          -------------  -------------
ASSETS:

Current assets:
  Cash                                       $  1,106       $  2,326
  Receivables, net of allowance of $291
   and $350, respectively                       7,226         17,597
  Inventories                                   8,494          8,323
  Prepaid expenses and other current
   assets                                       1,016          1,244
        Total current assets                 --------       --------
                                               17,842         29,490
                                             --------       --------
Property and equipment, net                    97,733         98,371
Intangibles and other assets, net              41,338         40,624
                                             --------       --------
        Total assets                         $156,913       $168,485
                                             ========       ========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Bank credit facility borrowings            $  2,350       $  5,000
  Accounts payable                              1,991          5,314
  Accrued interest                                285          2,097
  Other accrued expenses                        2,812          3,709
  Customer credit balances                      2,858            942
                                             --------       --------
        Total current liabilities              10,296         17,062
                                             --------       --------

  Long-term debt                               85,000         86,850
  Other long-term liabilities                     219            241
  Partners' Capital:
    Common unitholders                         52,821         54,390
    Subordinated unitholder                     8,410          9,718
    General partner                               167            224
                                             --------       --------
        Total Partners' Capital                61,398         64,332
                                             --------       --------

        Total Liabilities and Partners'
         Capital                             $156,913       $168,485
                                             ========       ========


 See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per unit amounts)
                                  (unaudited)

                                      OCTOBER 1, 1995                       OCTOBER 1, 1995
                                          THROUGH       DECEMBER 20, 1995       THROUGH         THREE MONTHS
                                     DECEMBER 20, 1995       THROUGH       DECEMBER 31, 1995        ENDED
                                       (PREDECESSOR)    DECEMBER 31, 1995      (COMBINED)     DECEMBER 31, 1996
                                     -----------------  -----------------  -----------------  ------------------
Sales                                     $28,159             $6,475            $34,634             $50,876
Cost of sales                              12,808              3,097             15,905              29,027
                                          -------             ------            -------             -------
  Gross profit                             15,351              3,378             18,729              21,849

Delivery and branch                         7,729              1,309              9,038               9,848
Depreciation and amortization               2,177                266              2,443               2,586
General and administrative                  1,349                 85              1,434               1,599
Net loss on sales of assets                  (113)                 -               (113)                (70)
                                          -------             ------            -------             -------
  Operating income                          3,983              1,718              5,701               7,746
Interest expense, net                       1,922                233              2,155               1,848
                                          -------             ------            -------             -------
  Income before income taxes                2,061              1,485              3,546               5,898
Income tax expense                             60                  -                 60                   6
                                          -------             ------            -------             -------
  Net income                              $ 2,001             $1,485            $ 3,486             $ 5,892
                                          =======             ======            =======             =======

General Partner's interest
  in net income                                               $   30                                $   118
                                                              ------                                -------

Limited Partners' interest
  in net income                                               $1,455                                $ 5,774
                                                              ======                                =======

Net income per Limited
  Partner unit                                                $ 0.29                                $  1.10
                                                              ======                                =======
Weighted average number of
  Limited Partner units
  outstanding                                                  4,996                                  5,271
                                                              ======                                =======


See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                           OCTOBER 1, 1995                         OCTOBER 1, 1995
                                               THROUGH        DECEMBER 20, 1995        THROUGH           THREE MONTHS
                                          DECEMBER 20, 1995        THROUGH        DECEMBER 31, 1995         ENDED
                                            (PREDECESSOR)     DECEMBER 31, 1995       (COMBINED)      DECEMBER 31, 1996
                                          ------------------  ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $  2,001            $  1,485            $  3,486            $  5,892
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
Depreciation and amortization                         2,177                 266               2,443               2,586
Provision for losses on
 accounts receivable                                    101                  14                 115                 102
Loss on sales of assets                                 113                   -                 113                  70
Changes in operating assets
 and liabilities:
   Increase in receivables                           (2,779)             (2,622)             (5,401)            (10,474)
   Decrease in inventories                            1,430                 160               1,590                 171
   Decrease (increase) in other assets                 (455)                676                 221                (260)
   Increase in accounts payable                          10                 944                 954               3,323
   Increase (decrease) in other
    current liabilities                              (1,713)              1,852                 139                 793
   Increase (decrease) in other
    long-term liabilities                               (12)                 (3)                (15)                 21
                                                   --------            --------            --------            --------
       Net cash provided by
         operating activities                           873               2,772               3,645               2,224
                                                   --------            --------            --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                 (1,617)               (192)             (1,809)             (2,517)
Proceeds from sales of fixed assets                     566                  33                 599                  60
                                                   --------            --------            --------            --------
       Net cash used in investing
         activities                                  (1,051)               (159)             (1,210)             (2,457)
                                                   --------            --------            --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving
  credit facility                                         -                   -                   -               2,650
Borrowings (repayments) of debt                     (35,783)            (51,046)            (86,829)              1,850
Cash dividends paid                                 (21,309)                  -             (21,309)                  -
Distributions                                             -                   -                   -              (2,958)
Loan to Petro                                       (12,000)                  -             (12,000)                  -
Proceeds from issuance of First
 Mortgage Notes                                      85,000                   -              85,000                   -
Proceeds from offering                                    -              57,200              57,200                   -
Repayment of preferred stock to Petro                (8,625)                  -              (8,625)                  -
Debt placement and credit agreement
  expenses                                           (1,313)               (390)             (1,703)                (89)
Expenses of offering                                      -              (6,154)             (6,154)                  -
Cash retained by general partner                     (6,000)                  -              (6,000)                  -
                                                   --------            --------            --------            --------
      Net cash provided by (used in)
        financing activities                            (30)               (390)               (420)              1,453
                                                   --------            --------            --------            --------
      Net increase (decrease) in cash                  (208)              2,223               2,015               1,220
Cash at beginning of period                             727                 519                 727               1,106
                                                   --------            --------            --------            --------
Cash at end of period                              $    519            $  2,742            $  2,742            $  2,326
                                                   ========            ========            ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid during the period for:
  Income taxes                                     $    0.1            $      -            $    0.1            $      -
                                                   ========            ========            ========            ========

See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                      (in thousands, except per unit data)
                                  (unaudited)


                                          NUMBER OF UNITS                                          TOTAL
                                        --------------------                           GENERAL   PARTNERS'
                                        COMMON  SUBORDINATED   COMMON   SUBORDINATED   PARTNER    CAPITAL
                                        ------  ------------  --------  -------------  --------  ----------
Balance September 30, 1996               2,875      2,396      $52,821     $ 8,410       $167      $61,398

  Minimum Quarterly Distribution
    ($0.55 per unit)                                            (1,580)     (1,317)       (61)      (2,958)

  Net income                                 -          -        3,149       2,625        118        5,892
                                         -----      -----      -------     -------       ----      -------
Balance December 31, 1996                2,875      2,396      $54,390     $ 9,718       $224      $64,332
                                         =====      =====      =======     =======       ====      =======

See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


1)   PARTNERSHIP ORGANIZATION AND FORMATION

       Star Gas Partners, L.P. ("Star Gas Partners" or the "Partnership") was formed on October 16, 1995, as a Delaware limited partnership. Star Gas Partners and its subsidiary, Star Gas Propane, L.P., a Delaware limited partnership, (the "Operating Partnership") were formed to acquire, own and operate substantially all of the propane operations and assets and liabilities of Star Gas Corporation ("Star Gas"), a Delaware corporation (and the general partner of Star Gas Partners and the Operating Partnership) and the propane operations and assets and liabilities of Star Gas' parent corporation, Petroleum Heat and Power Co., Inc., a Minnesota corporation ("Petro"), (collectively hereinafter referred to as the "Star Gas Group" or the "Predecessor Company"). The Operating Partnership is, and the Star Gas Group was, engaged in the marketing and distribution of propane gas and related appliances to retail and wholesale customers in the United States located principally in the Midwest and Northeast. On December 20, 1995, (i) Petro conveyed all of its propane assets and related liabilities to Star Gas and (ii) Star Gas and its subsidiaries conveyed substantially all of their assets (other than $83.7 million in cash from the proceeds of the First Mortgage Notes and certain non-operating assets) to the Operating Partnership (the "Star Gas Conveyance") in exchange for general and limited partner interests in the Operating Partnership and the assumption by the Operating Partnership of substantially all of the liabilities of Star Gas and its subsidiaries (excluding certain income tax liabilities and certain other long-term obligations of Star Gas that were assumed by Petro), including the First Mortgage Notes and approximately $53.8 million in outstanding Star Gas debt due to Petro. The net book value of the assets contributed by Star Gas and its subsidiaries to the Operating Partnership exceeded liabilities assumed by $11.2 million. Immediately after the Star Gas Conveyance, Star Gas and its subsidiaries conveyed their limited partner interests in the Operating Partnership to Star Gas Partners in exchange for an aggregate of 2.4 million Subordinated Units of limited partner interests in Star Gas Partners.

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

       On December 20, 1995, Star Gas Partners completed its initial public offering of 2.6 million Common Units, representing Limited Partner interests, at a price of $22.00 a unit. The net proceeds received of $51.0 million, after deducting underwriting discounts, commissions and expenses were contributed to the Operating Partnership and used to repay debt due to Petro, which was assumed by the Operating Partnership in the Star Gas Conveyance.

       In January 1996, pursuant to the underwriters' over-allotment, an additional 0.3 million Common Units were issued for approximately $5.6 million, net of underwriting discounts and expenses.

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

 2)  BASIS OF PRESENTATION

       The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal recurring nature.

       The propane industry is seasonal in nature because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the periods ended December 31, 1996 and December 31, 1995 are not necessarily indicative of the results to be expected for a full year.

     Inventories
       Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. At the dates indicated the components of inventory were as follows:

                                       September 30,  December 31,
                                           1996           1996
                                       -------------  ------------

     Propane gas                           $6,625        $6,412
     Appliances and equipment               1,869         1,911
                                           ------        ------
                                           $8,494        $8,323
                                           ======        ======

3)   NET INCOME PER LIMITED PARTNER UNIT

       Net income per Limited Partner Unit is computed by dividing net income, after deducting the General Partner's 2.0% interest, by the weighted average number of Common Units and Subordinated Units outstanding.

4)   COMMITMENTS AND CONTINGENCIES

       In the ordinary course of business, the Partnership is threatened with, or is named in, various lawsuits. The Partnership is not a party to any litigation which individually or in the aggregate could reasonably be expected to have a material adverse effect on the company.

5)   RELATED PARTY TRANSACTIONS

       The Partnership has no employees except for certain employees of its corporate subsidiary, Stellar Propane Service Corporation and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. For the three months ended December 31, 1996, the Partnership reimbursed the General Partner and Petro $4.5 million representing salary, payroll tax and other compensation paid to the employees of the General Partner, including $0.1 million paid to Petro for certain corporate functions such as finance and compliance.

6)   RETENTION OF MORGAN STANLEY & CO. INCORPORATED

       On August 1, 1996, the Partnership announced that it has retained Morgan Stanley & Co., Incorporated to assist it in the development and consideration of strategic alternatives designed to maximize value for its unitholders. Alternatives to be investigated may include, but will not be limited to, the sale or merger of Star Gas.

7)   SUBSEQUENT EVENTS

       On January 11, 1997, the Partnership announced that it will pay a cash distribution of $0.55 per Limited Partner Unit for the three months ended December 31, 1996. The distribution is payable on February 14, 1997 to unitholders of record as of February 3, 1997.

8)   GENERAL PARTNER FINANCIAL STATEMENTS

       The following presents the Condensed Consolidated Balance Sheet as of December 31, 1996 together with the Condensed Consolidated Statement of Operations of the General Partner, Star Gas Corporation and Subsidiary, for the three months ended December 31, 1996.

                              STAR GAS CORPORATION
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                  (unaudited)

                                                        DECEMBER 31,
                                                            1996
                                                        ------------
     ASSETS:
     Current assets:
      Cash                                                $ 4,408
      Interest receivable                                   1,398
      Other receivables                                     6,100
                                                          -------
        Total current assets                               11,906
     Note receivable from Petro                            12,000
     Investment in Partnership                              9,942
                                                          -------
        Total assets                                      $33,848
                                                          =======

     LIABILITIES AND SHAREHOLDER'S EQUITY:
     Current liabilities:
      Accrued expenses                                    $    26
     Shareholder's equity                                  33,822
                                                          -------

        Total liabilities and shareholder's equity        $33,848
                                                          =======

                              STAR GAS CORPORATION
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (in thousands)
                                  (unaudited)

                                                               THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                                       1996
                                                               ------------------
Revenues:
Reimbursement of employee expenses from Operating Partnership        $4,366

Expenses:
Cost of employee services provided to Operating Partnership           4,366
                                                                     ------
    Operating income                                                      -

Interest income                                                         377
                                                                     ------
    Income before equity interest in Partnership                        377
                                                                     ------
Share of income of Partnership                                        2,743
                                                                     ------
    Net income                                                       $3,120
                                                                     ======

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS


THREE MONTHS ENDED DECEMBER 31, 1996
------------------------------------
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995
------------------------------------------------


OVERVIEW

The following discussion reflects the results of operations and operating data of Star Gas Partners, L.P. for the three months ended December 31, 1996 and is compared to the combined results of the Star Gas Group, the Predecessor Company, from October 1, 1995 to December 20, 1995 and Star Gas Partners, L.P. from December 20, 1995 to December 31, 1995. The operating results of the Star Gas Group and Star Gas Partners, L.P. were combined for the three months ended December 31, 1995 to facilitate an analysis of the fundamental operating data.

In analyzing the historical financial results of the Star Gas Group and the financial results of the Partnership, the following matters should be considered.

Propane's primary use is for heating in residential and commercial applications. As a result, weather conditions have a significant impact on financial performance. Accordingly, in analyzing changes in financial performance, the weather conditions in which the Partnership/Star Gas Group operated in any given period should be considered.

In addition, gross profit margins vary according to the customer mix. For example, sales to residential customers generate higher gross profit margins than sales to other customer groups, such as agricultural customers. Accordingly, a change in customer mix can affect gross profit without necessarily impacting total sales.

Lastly, the propane industry is seasonal in nature with peak activity occurring during the winter months. Due to the seasonality of the business, results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.

VOLUME

For the three months ended December 31, 1996, retail propane volume increased
3.5 million gallons or 11.4% to 34.4 million gallons, as compared to 30.8 million gallons for the three months ended December 31, 1995. This increase was primarily attributable to additional sales to agricultural customers resulting from a return to more normal grain drying demand versus the prior year's comparable quarter and the additional volume provided by internal account growth and acquisitions made subsequent to December 31, 1995. These increases were partially offset by the effect on volume of 7.6% warmer temperatures. In addition, wholesale volume also increased over the prior year as a result of increased agricultural demand.

SALES

Sales increased 46.9%, or $16.2 million, to $50.9 million for the three months ended December 31, 1996, as compared to $34.6 million for the three months ended December 31, 1995. This increase was primarily due to the increase in retail volume as well as higher retail and wholesale selling prices. Selling prices were increased in response to higher propane supply costs experienced during the three months ended December 31, 1996.

COST OF SALES

Cost of sales increased 82.5%, or $13.1 million, to $29.0 million for the three months ended December 31, 1996, as compared to $15.9 million for the three months ended December 31, 1995. This increase was primarily due to higher per gallon propane supply costs and the increase in volume.

GROSS PROFIT

Gross profit increased $3.1 million, or 16.7%, to $21.8 million for the three months ended December 31, 1996, as compared to $18.7 million for the three months ended December 31, 1995. This increase was attributable to higher per gallon margins across all market segments and the increase in volume.

DELIVERY AND BRANCH EXPENSES

Delivery and branch expenses increased $0.8 million, or 9.0%, to $9.8 million for the three months ended December 31, 1996, as compared to $9.0 million for the three months ended December 31, 1995. The increase was primarily due to the additional compensation expense associated with the additional volume, and the higher cost of vehicle fuels.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased $0.2 million to $2.6 million for the three months ended December 31, 1996, as compared to $2.4 million for the three months ended December 31, 1995 primarily due to the impact of two acquisitions completed subsequent to December 31, 1995, and the amortization of issuance costs associated with the Partnership's First Mortgage Notes.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased approximately $0.2 million to $1.6 million for the three months ended December 31, 1996, as compared to $1.4 million for the three months ended December 31, 1995. This increase was primarily due to the additional expenses associated with operating as a publicly traded partnership.

NET INTEREST EXPENSE

Interest expense declined 14.3%, or $0.3 million, to $1.8 million for the three months ended December 31, 1996, as compared to $2.1 million for the three months ended December 31, 1995. This reduction was primarily due to a decline in the weighted average borrowing rate.

INCOME TAX EXPENSE

Income tax expense for the three months ended December 31, 1996 represents certain state income taxes related to the Partnership's wholly owned corporate subsidiary which conducts non-qualifying master limited partnership business.

NET INCOME

Net income for the three months ended December 31, 1996 increased $2.4 million, or 69.0%, to $5.9 million, as compared to $3.5 million for the three months ended December 31, 1995. The improvement was attributable to a $3.1 million increase in gross profit and a $0.3 million reduction in interest expense which was partially offset by higher operating expenses of $1.0 million.

EBITDA

EBITDA (defined as operating income plus depreciation and amortization less net gain (loss) on sales of assets) increased 26.0% or $2.1 million to $10.4 million for the three months ended December 31, 1996, as compared to $8.3 million for the three months ended December 31, 1995. The improvement in EBITDA was primarily the result of the increase in volume sold and improved propane gross profit margins across all market segments. While delivery and branch expenses increased by $0.8 million, these expenses declined by 2.2% on a per gallon basis as a result of ongoing operating efficiency improvements. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended December 31, 1996, net cash provided by operating activities was $2.2 million. Net income of $5.9 million, non cash charges of $2.7 million, and other changes of $4.0 million provided $12.6 million in cash which was used to partially finance an increase in accounts receivable of $10.5 million. Net cash used in investing activities was $2.4 million as the proceeds from sales of certain fixed assets were used to partially fund $2.5 million of growth and maintenance capital expenditures. Cash flow provided by financing activities was $1.5 million as $4.5 million borrowed under the Partnership's credit facilities provided the funds necessary to finance the Partnership's quarterly distribution of $3.0 million and other cash needs. As a result of the above activities, cash at December 31, 1996 increased by $1.2 million to $2.3 million, as compared to $1.1 million on hand at the beginning of the period.

Based on its current cash position, bank credit availability and expected net cash flow from operating activities, the Partnership expects to be able to meet all of its above obligations for fiscal 1997, as well as all of its other current obligations as they become due. For the remainder of fiscal 1997, the Partnership anticipates paying interest on the First Mortgage Notes of $6.8 million and anticipates paying Limited and General Partner distributions of $8.9 million.

                          PART II:  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------



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

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



Star Gas Partners, L.P.

By:  Star Gas Corporation
     (General Partner)


Signature                       Title                        Date
---------                       -----                        ----

By:/s/  William G. Powers, Jr.  President                    January 31, 1997
        ----------------------  Star Gas Corporation
        William G. Powers, Jr.  (Principal Executive Officer)



By:/s/  Richard F. Ambury       Vice President - Finance     January 31, 1997
        ----------------------  Star Gas Corporation
        Richard F. Ambury       (Principal Financial and Accounting Officer)