Form 10-K/A
period 1996-09-30
STAR GAS PARTNERS LP
filed 1997-04-08
CIK 1002590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                 FORM 10-K/A-1

                                   (Mark One)

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal year ended September 30, 1996
                                            ------------------
                                       OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

             For the transition period from _________ to _________

                       Commission File Number:   33-98490
                                                ---------
                            STAR GAS PARTNERS, L.P.
                            ------------------------

             (Exact name of registrant as specified in its charter)



Delaware                                                 06-1437793
--------------------------------                         -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

2187 Atlantic Street, Stamford, Connecticut                        06902
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


                                                 Partnership/Star Gas Group--Historical                 Partnership
                                       -----------------------------------------------------------      ProForma(b)
                                                         Year Ended September 30,                       Year Ended
                                       -----------------------------------------------------------     September 30,
                                          1992        1993           1994       1995       1996(a)         1996
                                       ---------- -----------      --------   --------   ---------     -------------
                                                     (In thousands, except per Unit data)              (unaudited)
Statement of Operations Data:
 Sales...............................  $124,113     $143,216        $128,040   $104,550   $119,634     $119,634
 Gross profit........................    65,902       69,861          69,487     54,890     61,077       61,077
 Depreciation and amortization.......    13,750       16,703          13,039     10,073      9,808        9,870
 Operating income (loss).............     7,474      (30,313)(d)       9,393      2,555      9,802        9,866
 Interest expense (net)..............    16,043       16,479          10,497      8,549      7,124        6,713
 Net income (loss)(c)................    (7,282)     (47,049)(d)      (1,404)    (6,169)     2,593        3,128
 Net income per Unit(e)..............         -            -               -          -   $    .11(g)  $    .58
 Cash distribution declared per
  unit...............................         -            -               -          -   $   1.17(g)

Balance Sheet Data (end of period):
 Current assets......................   $23,284     $ 20,637        $ 17,374   $ 14,266   $ 17,842     $ 17,842
 Total assets........................   195,480      157,847         147,608    155,393    156,913      156,913
 Long-term debt......................   123,488      123,992          70,163      1,389     85,000       85,000
 Due to Petro........................         -        4,723           8,809     86,002          -            -
 Predecessor's equity
(deficiency)/Partners' Capital.......    42,804       (2,825)         44,328     44,305     61,398       61,398
Other Data:
 EBITDA(c)(f)........................   $20,991     $ 19,652        $ 21,946   $ 13,541   $ 19,870     $ 19,996

 Retail propane gallons sold.........    92,289      114,405         110,069     89,133     96,294       96,294

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

(g) Represents net income per unit and cash distributions paid per unit for the period December 20, 1995 through September 30, 1996.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

         CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL/PREDECESSOR EQUITY
                                 (in thousands)

                               Partners' Capital
       For the period ended December 20, 1995 through September 30, 1996


                                      Number of Units                                          Total
                                    --------------------                           General   Partners'
                                    Common  Subordinated   Common   Subordinated   Partner    Capital
                                    ------  ------------  --------  -------------  --------  ----------
Balance as of December 20, 1995       -          -              -         -           -          -

 Contribution of assets, net          -        2,396       $    -      $10,956      $ 225     $11,181
 Issuance of Common Units, net       2,875       -          55,875        -            56      55,931
 Distributions ($1.17 per unit)                             (3,371)     (2,809)      (126)     (6,306)
 Net income                           -          -             317         263         12         592
                                  --------  --------      --------    --------   --------    --------

Balance as of September 30, 1996     2,875     2,396       $52,821     $ 8,410      $ 167     $61,398
                                  ========  ========      ========    ========   ========    ========

                              Predecessor's Equity
 Years ended September 30, 1994 and 1995 and the period October 1, 1995 through
                               December 20, 1995

                                                                                                                       Total
                             Preferred     8% Cumulative        12.5%      Capital in                Common         Predecessor's
                               Stock        Convertible       Preferred    Excess of                Treasury           Equity
                             Series A     Preferred Stock       Stock      Par Value    Deficit    Stock (Old)      (Deficiency)
                             ---------    ---------------       -----      ---------    -------    -----------      ------------
                                           Old       New
                                           ---       ---
Balance as of
   Sept. 30, 1993               $ 41       $ 1      $  -         $ -        $58,472    $(59,151)    $(2,188)          $ (2,825)
Recapitalization                 (41)       (1)      525           -         52,413        -          2,188             55,084
Redemption of
  preferred Stock                 -          -       (56)          -         (5,685)       -            -               (5,741)
Stock dividends
  declared                        -          -        31           -          3,136      (3,931)        -                 (764)
Cash dividends
  preferred stock                 -          -         -           -            -           (22)        -                  (22)
 Net loss                         -          -         -           -            -        (1,404)        -               (1,404)
                            --------  --------  --------    --------       --------    --------    --------           --------
Balance as of
  Sept. 30, 1994                  -          -       500           -        108,336     (64,508)        -               44,328
Conversion of
  preferred stock                 -          -      (266)        319            (53)       -            -                  -
Redemption of
  preferred stock                 -          -       (49)          -         (5,042)       -            -               (5,091)
Stock dividends
  declared                        -          -         4           -            368        (732)        -                 (360)
Cash dividends
  preferred stock                 -          -         -           -              -      (5,287)        -               (5,287)
Purchase accounting
  adjustment                      -          -         -           -        (51,906)     68,790         -               16,884
 Net loss                         -          -         -           -              -      (6,169)        -               (6,169)
                            --------  --------  --------    --------       --------    --------    --------           --------
 Balance as of
   Sept. 30, 1995                -         -         189         319         51,703      (7,906)        -               44,305
Dividends                                                                               (21,309)                      (21,309)
Additional
 capital
 contribution                    -         -           -           -          4,184        -            -                4,184
Net income                       -         -           -           -              -       2,001         -                2,001
Balance as of               --------  --------  --------    --------       --------    --------    --------           --------
 Dec. 20, 1995                $  -       $ -       $ 189       $ 319       $ 55,887    $(27,214)    $   -             $ 29,181
                            ========  ========  ========    ========       ========    ========    ========           ========

See accompanying notes to consolidated financial statements

12)  Unit Option Plan

       On December 20, 1995, the General Partner adopted the 1995 Star Gas Corporation Unit Option Plan (the "Unit Option Plan"), which currently authorizes the issuance of options (the "Unit Options") and Unit Appreciation Rights ("UARS") covering up to 300,000 Subordinated Units to certain officers and employees of the General Partner. A total of 40,000 options were granted to key executives in December 1995. The Unit Options have the following characteristics: 1) an exercise price of $22 per unit, which is an estimate of the fair market value of the Subordinated Units at the time of grant, 2) vest over a five year period, 3) are exercisable after January 1, 2001, assuming the subordination period has elapsed, and
     4) expire on the tenth anniversary of the date of grant. Upon conversion of the Subordinated Units held by the General Partner and its affiliates, the Unit Options granted will convert to Common Unit Options. No UARS have been granted pursuant to the plan.

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:



Star Gas Partners, L.P.

By:  Star Gas Corporation
     (General Partner)



Signature                            Title                         Date
---------                            -----                         ----

By: /s/   William G. Powers, Jr.     President                     April 8, 1997
          ----------------------
          William G. Powers, Jr.     Star Gas Corporation
                                     (Principal Executive Officer)



By: /s/   Richard F. Ambury          Vice President - Finance      April 8, 1997
          ----------------------     Star Gas Corporation
          Richard F. Ambury          (Principal Financial and Accounting Officer)