Form 10-Q
period 1997-03-31
STAR GAS PARTNERS LP
filed 1997-05-14
CIK 1002590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:   33-98490
                          --------

                             STAR GAS PARTNERS, L.P.
                             ----------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                  06-1437793
-------------                                             -------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


2187 Atlantic Street, Stamford, Connecticut      06902
-------------------------------------------------------------------------------
(Address of principal executive office)        (Zip Code)

(203) 328-7300
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 13, 1997:

Star Gas Partners, L.P. 2,875,000 Common Units
                        2,396,078 Subordinated Units

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                               INDEX TO FORM 10-Q

                                                                                                        PAGE
                                                                                                        ----
Part I      Financial Information:

            Item 1 - Financial Statements

            Star Gas Partners, L.P. and the Star Gas Group (Predecessor)
            ------------------------------------------------------------

                    Consolidated Balance Sheets as of September 30, 1996
                    and March 31, 1997                                                                    3

                    Consolidated Statements of Operations for the three
                    months ended March 31, 1996 and for the three months
                    ended March 31, 1997                                                                  4

                    Consolidated Statements of Operations from October 1, 1995 through December 20, 1995 (Predecessor), from December 20, 1995
                    through March 31, 1996 and for the six months ended March 31, 1997                    5

                    Consolidated Statements of Cash Flows from October 1, 1995 through December 20, 1995 (Predecessor), from December 20, 1995
                    through March 31, 1996 and for the six months ended March 31, 1997                    6

                    Consolidated Statement of Partners' Capital for the six months
                    ended March 31, 1997                                                                  7

                    Notes to Consolidated Financial Statements                                            8 - 10


            Item 2  -  Management's Discussion and Analysis of Financial Conditions
                       and Results of Operations                                                          11 - 14



Part II     Other Information:

            Item 6  -  Exhibits and Reports on Form 8-K                                                   15

            Signature                                                                                     16


                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                March 31,
                                                                      September 30,               1997
                                                                          1996                 (unaudited)
                                                                      --------------           ------------
Assets
Current assets:
  Cash                                                                   $  1,106                 $  4,319
  Receivables, net of allowance of $291 and
    $378, respectively                                                      7,226                   11,984
  Inventories                                                               8,494                    3,552
  Prepaid expenses and other current assets                                 1,016                    1,467
                                                                         --------                 --------
        Total current assets                                               17,842                   21,322
                                                                         --------                 --------

Property and equipment, net                                                97,733                   97,740
Intangibles and other assets, net                                          41,338                   39,616
                                                                         --------                 --------
        Total assets                                                     $156,913                 $158,678
                                                                         ========                 ========

Liabilities and Partners' Capital

Current liabilities:
  Bank credit facility borrowings                                        $  2,350                 $    -
  Accounts payable                                                          1,991                    2,678
  Accrued interest                                                            285                      307
  Other accrued expenses                                                    2,812                    3,180
  Customer credit balances                                                  2,858                      574
                                                                         --------                 --------
        Total current liabilities                                          10,296                    6,739
                                                                         --------                 --------

Long-term debt                                                             85,000                   85,000
Other long-term liabilities                                                   219                      240
Partners' Capital:
  Common unitholders                                                       52,821                   55,655
  Subordinated unitholder                                                   8,410                   10,771
  General partner                                                             167                      273
                                                                         --------                 --------
        Total Partners' Capital                                            61,398                   66,699
                                                                         --------                 --------

        Total Liabilities and Partners' Capital                          $156,913                 $158,678
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

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit amounts)
                                   (unaudited)


                                                              Three Months Ended
                                                        -------------------------------
                                                        March 31,              March 31,
                                                          1996                   1997
                                                        --------               --------
Sales                                                  $ 47,080               $ 46,442
Cost of sales                                            24,481                 24,919
                                                       --------               --------
  Gross profit                                           22,599                 21,523

Delivery and branch                                       9,682                  9,504
Depreciation and amortization                             2,473                  2,630
General and administrative                                1,455                  2,294
Net gain (loss) on sales of assets                          (23)                     8
                                                       --------               --------
  Operating income                                        8,966                  7,103
Interest expense net                                      1,722                  1,771
                                                       --------               --------
  Income before income taxes                              7,244                  5,332
Income tax expense                                           14                      7
                                                       --------               --------
  Net income                                           $  7,230               $  5,325
                                                       ========               ========
General Partner's interest
  in net income                                        $    145               $    107
                                                       --------               --------
Limited Partners' interest
  in net income                                        $  7,085               $  5,218
                                                       ========               ========
Net income per Limited Partner unit
                                                       $   1.34               $   0.99
                                                       ========               ========
Weighted average number of Limited Partner
  units outstanding                                       5,271                  5,271
                                                       ========               ========





          See accompanying notes to consolidated financial statements

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit amounts)
                                   (unaudited)

                                                      October 1,
                                                        1995               December 20,               Six Months Ended
                                                       through                 1995               --------------------------
                                                     December 20,            through              March 31,
                                                         1995                March 31,              1996            March 31,
                                                     (Predecessor)             1996              (combined)           1997
                                                     -------------          ------------          ----------         -------
Sales                                                   $ 28,159               $ 53,555           $ 81,714          $ 97,318
Cost of sales                                             12,808                 27,578             40,386            53,946
                                                        --------               --------           --------          --------
  Gross profit                                            15,351                 25,977             41,328            43,372

Delivery and branch                                        7,729                 10,991             18,720            19,352
Depreciation and amortization                              2,177                  2,739              4,916             5,216
General and administrative                                 1,349                  1,540              2,889             3,893
Net loss on sales of assets                                 (113)                   (23)              (136)              (62)
                                                        --------               --------           --------           --------
  Operating income                                         3,983                 10,684             14,667            14,849
Interest expense, net                                      1,922                  1,955              3,877             3,619
                                                        --------               --------           --------          --------
  Income before income taxes                               2,061                  8,729             10,790            11,230
Income tax expense                                            60                     14                 74                13
                                                        --------               --------           --------          --------
  Net income                                            $  2,001               $  8,715           $ 10,716          $ 11,217
                                                        ========               ========           ========          ========
General Partner's interest in
  net income                                                                   $    175                             $    225
                                                                               --------                             --------
Limited Partners' interest in
  net income                                                                   $  8,540                             $ 10,992
                                                                               ========                             ========
Net income per Limited Partner
  unit                                                                         $   1.62                             $   2.09
                                                                               ========                             ========
Weighted average number of
  Limited Partner units                                                           5,271                                5,271
     outstanding                                                               ========                             ========





         See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                         October 1, 1995                         October 1, 1995
                                                             through         December 20, 1995       through          Six Months
                                                        December 20, 1995         through        March 31, 1996         Ended
                                                         (Predecessor)        March 31, 1996        (combined)      March 31, 1997
                                                         ----------------     ---------------       ------------    --------------
Cash flows from operating activities:
Net income                                                    $  2,001           $  8,715             $ 10,716          $11,217
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
Depreciation and amortization                                    2,177              2,739                4,916            5,216
Provision for losses on
 accounts receivable                                               101                132                  233              204
Loss on sales of assets                                            113                 23                  136               62
Changes in operating assets
 and liabilities:
   Increase in receivables                                      (2,779)            (3,636)              (6,415)          (4,961)
   Decrease in inventories                                       1,430              1,763                3,193            4,942
   Increase in other assets                                       (455)              (134)                (589)            (309)
   Increase (decrease) in accounts
    payable                                                         10               (246)                (236)             687
   Decrease in other current liabilities                        (1,713)              (488)              (2,201)          (1,894)
   Increase (decrease) in other
    long-term liabilities                                          (12)               (24)                 (36)              21
                                                              --------           --------             --------          -------
       Net cash provided by
         operating activities                                      873              8,844                9,717           15,185
                                                              --------           --------             --------          -------

Cash flows from investing activities:
Capital expenditures                                            (1,617)            (1,237)              (2,854)          (3,788)
Purchase of Company                                                -               (1,500)              (1,500)            -
Proceeds from sales of fixed assets                                566                 65                  631              176
                                                              --------           --------             --------          -------

       Net cash used in investing
         activities                                             (1,051)            (2,672)              (3,723)          (3,612)
                                                              --------           --------             --------          -------

Cash flows from financing activities:
Credit facility borrowings                                         -                  -                    -              5,000
Credit facility repayments                                         -                  -                    -             (7,350)
Acquisition facility borrowings                                    -                  -                    -              3,350
Acquisition facility repayments                                    -                  -                    -             (3,350)
Repayments of debt                                             (35,783)           (53,780)             (89,563)             -
Cash dividends paid                                            (21,309)               -                (21,309)             -
Distributions                                                      -                  -                     -            (5,916)
Loan to Petro                                                  (12,000)               -                (12,000)             -
Proceeds from issuance of First
 Mortgage Notes                                                 85,000                -                 85,000              -
Proceeds from issuance of
  Common Units, net                                                -               55,931               55,931              -
Repayment of preferred stock to Petro                           (8,625)               -                 (8,625)             -
Increase in deferred charges                                    (1,313)              (526)              (1,839)             (94)
Cash retained by general partner                                (6,000)               -                 (6,000)             -
                                                              --------           --------              --------          ------
      Net cash provided by (used in)
        financing activities                                       (30)             1,625                1,595           (8,360)
                                                              --------           --------             --------          -------
      Net increase (decrease) in cash                             (208)             7,797                7,589            3,213
Cash at beginning of period                                        727                519                  727            1,106
                                                              --------           --------             --------          -------
Cash at end of period                                         $    519           $  8,316             $  8,316          $ 4,319
                                                              ========           ========             ========          =======

Supplemental disclosure of cash flow
 information:
Cash paid during the period for:
  Income taxes                                                $     78           $      2             $     80          $     7
                                                              ========           ========             ========          =======
  Interest                                                    $     19           $  1,652             $  1,671          $ 3,417
                                                              ========           ========             ========          =======


See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                         SIX MONTHS ENDED MARCH 31, 1997
                      (in thousands, except per unit data)
                                   (unaudited)


                                            Number of units                                               Total
                                        ----------------------                                General    Partners'
                                         Common   Subordinated     Common      Subordinated   Partner    Capital
                                        ----------------------     ------      ------------   -------    ---------
Balance September 30, 1996               2,875         2,396        $52,821       $ 8,410       $167      $61,398

   Minimum Quarterly Distribution
     ($1.10 per unit)                                                (3,162)       (2,636)      (118)      (5,916)

   Net income                              -            -             5,996         4,997        224       11,217
                                         -----         -----        -------       -------       ----      -------
Balance March 31, 1997                   2,875         2,396        $55,655       $10,771       $273      $66,699
                                         =====         =====        =======       =======       ====      =======

See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


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

           The propane industry is seasonal in nature because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the periods ended March 31, 1996 and March 31, 1997 are not necessarily indicative of the results to be expected for a full year.

      Inventories
           Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. At the dates indicated the components of inventory were as follows:


                                                                     September 30,          March 31,
                                                                         1996                 1997
                                                                     -------------          ---------
        Propane gas                                                     $6,625               $1,571
        Appliances and equipment                                         1,869                1,981
                                                                        ------               ------
                                                                        $8,494               $3,552
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

5)    Related Party Transactions

           The Partnership has no employees except for certain employees of its corporate subsidiary, Stellar Propane Service Corporation and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. For the six months ended March 31, 1997, the Partnership reimbursed the General Partner and Petro $9.1 million representing salary, payroll tax and other compensation paid to the employees of the General Partner, including $0.1 million paid to Petro for certain corporate functions such as finance and compliance.

6)    Retention of Morgan Stanley & Co. Incorporated

           On March 3, 1997, the Partnership announced that it has concluded its review of strategic alternatives. Based on the results of this study, the Partnership's financial performance and industry prospects, the Partnership has decided to pursue the opportunities it sees to grow the business rather than seek a sale at this time.

7)    Subsequent Events

           On April 11, 1997, the Partnership announced that it will pay a cash distribution of $0.55 per Limited Partner Unit for the three months ended March 31, 1997. The distribution is payable on May 15, 1997 to unitholders of record as of May 1, 1997.

8)         General Partner Financial Statements

                The following presents the Condensed Consolidated Balance Sheet as of March 31, 1997 together with the Condensed Consolidated Statement of Operations of the General Partner, Star Gas Corporation and Subsidiary, for the six months ended March 31, 1997.

                              Star Gas Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheet
                                 (in thousands)
                                   (unaudited)

                                                                              March 31,
                                                                                 1997
                                                                              ---------
           Assets
           Current assets:
             Cash                                                             $ 3,055
             Interest receivable                                                   13
                                                                              -------
                  Total current assets                                          3,068

           Note receivable from Petro                                          12,000

           Investment in Partnership                                           11,044
                                                                              -------

                  Total assets                                                $26,112
                                                                              =======

           Liabilities and Shareholder's Equity
           Current liabilities:
             Accrued expenses                                                 $    33
                                                                              -------

           Shareholder's equity                                                26,079
                                                                              -------

                  Total liabilities and shareholder's equity                  $26,112
                                                                              =======

                              Star Gas Corporation
                                 and Subsidiary
                 Condensed Consolidated Statement of Operations
                                 (in thousands)
                                   (unaudited)

                                                                                     Six Months Ended
                                                                                         March 31,
                                                                                           1997
                                                                                     ----------------
           Revenues:
           Reimbursement of employee expenses from Operating Partnership                 $ 8,996

           Expenses:
           Cost of employee services provided to Operating Partnership                     8,996
                                                                                         -------
                Operating income                                                             -

           Interest income                                                                   748
                                                                                         -------
                  Income before equity interest in Partnership                               748

           Share of income of Partnership                                                  5,221
                                                                                         -------

                  Net income                                                             $ 5,969
                                                                                         =======

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS


SIX MONTHS ENDED MARCH 31, 1997
-------------------------------
COMPARED TO SIX MONTHS ENDED MARCH 31, 1996
-------------------------------------------

Overview

The following discussion reflects the results of operations and operating data of Star Gas Partners, L.P. for the six months ended March 31, 1997 and is compared to the combined results of the Star Gas Group, the Predecessor Company, from October 1, 1995 to December 20, 1995 and Star Gas Partners, L.P. from December 20, 1995 to March 31, 1996. The operating results of the Star Gas Group and Star Gas Partners, L.P. were combined for the six months ended March 31, 1996 to facilitate an analysis of the fundamental operating data.

In analyzing the historical financial results of the Star Gas Group and the financial results of the Partnership, the following matters should be considered:

Propane's primary use is for residential and commercial heating. As a result, weather conditions have a significant impact on financial performance. Accordingly, in analyzing changes in financial performance, the weather conditions in which the Partnership/Star Gas Group operated in any given period should be considered.

In addition, gross profit margins vary according to the customer mix. For example, sales to residential customers generate higher gross profit margins than sales to other customer groups, such as agricultural customers. Accordingly, a change in customer mix can affect gross profit without necessarily impacting total sales.

Lastly, the propane industry is seasonal in nature with peak activity occurring during the winter months, during the Partnership's first and second fiscal quarter. Due to the seasonality of the business, results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.

Volume

For the six months ended March 31, 1997, retail propane volume declined 1.7 million gallons, or 2.4%, to 67.3 million gallons, as compared to 69.0 million gallons for the six months ended March 31, 1996. The decline was primarily attributable to the effect on volume of 10% warmer temperatures and to a lesser extent, customer conservation efforts attributable to significantly higher propane selling prices. The Partnership was able to mitigate the effects of the warmer temperatures on retail propane volume through both internal account growth and two acquisitions completed since March 15, 1996. Also favorably impacting the year-to-year comparison was an increase in sales to agricultural customers, resulting from a return to more normal grain drying demand.

Sales

For the six months ended March 31, 1997, sales increased $15.6 million, or 19.1%, to $97.3 million, as compared to $81.7 million for the six months ended March 31, 1996. The increase was primarily due to higher selling prices in response to a significant increase in propane supply costs experienced during the six months ended March 31, 1997.

Cost of Sales

For the six months ended March 31, 1997, cost of sales increased $13.6 million, or 33.6%, to $53.9 million, as compared to $40.4 million for the six months ended March 31, 1996. The increase was primarily due to higher per gallon propane supply costs.

Gross Profit

For the six months ended March 31, 1997, gross profit increased $2.0 million, or 4.9%, to $43.4 million, as compared to $41.3 million for the six months ended March 31, 1996. The increase in gross profit resulted from higher per gallon margins across all market segments which was partially offset by the impact of slightly lower retail propane volume.

Delivery and Branch Expenses

For the six months ended March 31, 1997, delivery and branch expenses increased $0.6 million, or 3.3%, to $19.4 million, as compared to $18.7 million for the six months ended March 31, 1996. The increase was primarily due to the additional expenses associated with the first fiscal quarter's increase in agricultural volume and higher vehicle operating costs due to an increase in fuel costs.

Depreciation and Amortization

For the six months ended March 31, 1997, depreciation and amortization expense increased $0.3 million, or 6.1%, to $5.2 million, as compared to $4.9 million for the six months ended March 31, 1996, due to the impact of two acquisitions completed subsequent to March 15, 1996 and the amortization of certain deferred charges relating to the Partnership's First Mortgage Notes.

General and Administrative Expenses

For the six months ended March 31, 1997, general and administrative expenses increased $1.0 million, or 34.8%, to $3.9 million, as compared to $2.9 million for the six months ended March 31, 1996. This increase was primarily due to $0.9 million of one-time expenses associated with exploring strategic alternatives to maximize unitholder value. On March 3, 1997, the Partnership decided to terminate its efforts to seek a merger or possible sale of the Partnership at this time.

Net Interest Expense

For the six months ended March 31, 1997, interest expense declined $0.3 million, or 6.7%, to $3.6 million, as compared to $3.9 million for the six months ended March 31, 1996. This reduction was primarily due to a decline in the weighted average borrowing rate.

Income Tax Expense

Income tax expense primarily represents certain state income taxes related to the Partnership's wholly owned corporation which conducts non-qualifying master limited Partnership business.

Net Income

For the six months ended March 31, 1997, net income increased $0.5 million, or 4.7%, to $11.2 million. This increase was attributable to a $2.0 million increase in gross profit that was partially offset by the operating costs associated with the additional agricultural volume and $0.9 million of one-time costs associated with the strategic initiative.

EBITDA

For the six months ended March 31, 1997, EBITDA (defined as operating income plus depreciation and amortization less net gain (loss) on sales of assets) increased $0.4 million, or 2.1%, to $20.1 million, as compared to $19.7 million for the six months ended March 31, 1996. Excluding the one-time expenses associated with the strategic initiative, EBITDA increased $1.3 million, or 6.8%, to $21.1 million due to improved per gallon margins across all market segments and growth in the customer base provided by both internal marketing and acquisition efforts. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1997
---------------------------------
COMPARED TO THREE MONTHS ENDED MARCH 31, 1996
---------------------------------------------

Volume

For the three months ended March 31, 1997, retail propane volume declined 5.2 million gallons, or 13.7%, to 32.9 million gallons, as compared to 38.2 million for the three months ended March 31, 1996. The decline was primarily due to temperatures that were 11.2% warmer than the previous year's comparable period and to a lesser extent, customer conservation efforts attributable to significantly higher propane selling prices.

Sales

For the three months ended March 31, 1997, sales declined $0.6 million, or 1.4%, to $46.4 million, as compared to $47.1 million for the three months ended March 31, 1996. The modest decrease was due to the temperature related volume decline which was partially offset by higher selling prices, driven by increased wholesale product costs.

Cost of Sales

For the three months ended March 31, 1997, cost of sales increased $0.4 million, or 1.8%, to $24.9 million, as compared to the $24.5 million realized for the three months ended March 31, 1996. Cost of sales was virtually unchanged from the prior period as the impact of higher wholesale supply costs was offset by the lower level of retail and wholesale propane volumes.

Gross Profit

For the three months ended March 31, 1997, gross profit declined $1.1 million, or 4.8%, to $21.5 million, as compared to $22.6 million for the three months ended March 31, 1996. This decrease in gross profit was less than the 13.7% decline in retail propane volume as the impact of higher retail per gallon margins across all market segments partially offset the decrease in gross profit attributable to the lower level of volume.

Delivery and Branch Expenses

For the three months ended March 31, 1997, delivery and branch expenses were reduced by $0.2 million, or 1.8%, to $9.5 million, as compared to $9.7 million for the three months ended March 31, 1996. Despite the effects of inflation on operating expenses, the Partnership was able to reduce these costs in response to the volume change.

Depreciation and Amortization Expense

For the three months ended March 31, 1997, depreciation and amortization expense increased $0.2 million, or 6.3%, to $2.6 million, due to the impact of acquisitions made subsequent to March 15, 1996.

General and Administrative Expenses

For the three months ended March 31, 1997, general and administrative expenses increased $0.8 million, or 57.7%, to $2.3 million, as compared to $1.5 million for the three months ended March 31, 1996. The increase was primarily due to the expenses associated with exploring strategic alternatives to maximize unitholder value. On March 3, 1997, the Partnership decided to terminate its efforts to seek a merger or possible sale of the Partnership at this time.

Net Interest Expense

For the three months ended March 31, 1997, interest expense increased $0.1 million, or 2.9%, to $1.8 million, as compared to $1.7 million for the three months ended March 31, 1996. This change was primarily due to an increase in working capital borrowings.

Net Income

For the three months ended March 31, 1997, net income declined $1.9 million, or 26.4%, to $5.3 million, as compared to $7.2 million for the three months ended March 31, 1996. The decline in net income was attributable to the impact on volume of warmer temperatures and higher propane prices, and the one-time expenses associated with the terminated strategic initiative. Offsetting these factors were improved retail margins across all market segments and growth in the Partnership's customer base provided by acquisitions and internal marketing.

EBITDA

For the three months ended March 31, 1997, EBITDA (defined as operating income plus depreciation and amortization less net gain (loss) on sales of assets) declined $1.7 million, or 15.2%, to $9.7 million, as compared to $11.5 million for the three months ended March 31, 1996. Excluding approximately $0.9 million of one-time expenses relating to the strategic initiative, EBITDA declined only $0.8 million primarily due to the weather related volume decline. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

Liquidity and Capital Resources

For the six months ended March 31, 1997, net cash provided by operating activities was $15.2 million. Net income of $11.2 million and non-cash charges of $5.5 million provided $16.7 million in cash which was used to finance a net increase in operating assets of $1.5 million. Net cash used in investing activities was $3.6 million as the proceeds from sales of certain fixed assets were used to partially fund $3.8 million of growth and maintenance capital expenditures. Cash flow used in financing activities was $8.4 million as $2.4 million borrowed under the Partnership's credit facilities was repaid and Partnership distributions of $5.9 million were made. As a result of the above activities, cash at March 31, 1997 increased by $3.2 million to $4.3 million, as compared to $1.1 million on hand at the beginning of the period.

Based on its current cash position, bank credit availability and expected net cash flow from operating activities, the Partnership expects to be able to meet all of its above obligations for fiscal 1997, as well as all of its other current obligations as they become due. For the remainder of fiscal 1997, the Partnership anticipates paying interest on the First Mortgage Notes of $3.4 million and anticipates paying Limited and General Partner distributions of $5.9 million.

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

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:





Star Gas Partners, L.P.

By:        Star Gas Corporation
           (General Partner)


Signature                                                      Title                                    Date
---------                                                      -----                                    ----

By: /s/  William G. Powers, Jr.
         ------------------------------------------------      President                                May 14, 1997
         William G. Powers, Jr.                                Star Gas Corporation
                                                               (Principal Executive Officer)



By: /s/  Richard F. Ambury
         ------------------------------------------------      Vice President - Finance                 May 14, 1997
         Richard F. Ambury                                     Star Gas Corporation
                                                               (Principal Financial and Accounting Officer)