Form 10-Q
period 1997-06-30
STAR GAS PARTNERS LP
filed 1997-08-01
CIK 1002590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:   33-98490
                          --------


                            STAR GAS PARTNERS, L.P.
                            -----------------------

             (Exact name of registrant as specified in its charter)



Delaware                                     06-1437793
--------                                     ----------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)


2187 Atlantic Street, Stamford, Connecticut      06902
------------------------------------------------------
(Address of principal executive office)        (Zip Code)

(203) 328-7300
---------------------------------------------------
(Registrant's telephone number, including area code)


------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

                               Yes   X     No __
                                    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997:

Star Gas Partners, L.P.  2,875,000 Common Units
                         2,396,078 Subordinated Units

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                               INDEX TO FORM 10-Q


                                                                         PAGE
                                                                         ----
PART I    FINANCIAL INFORMATION:

          Item 1 - Financial Statements

          Star Gas Partners, L.P. and the Star Gas Group (Predecessor)
          ------------------------------------------------------------

              Consolidated Balance Sheets as of September 30, 1996
              and June 30, 1997                                             3

              Consolidated Statements of Operations for the three
              months ended June 30, 1996 and for the three months
              ended June 30, 1997                                           4

              Consolidated Statements of Operations from October 1, 1995 through December 20, 1995 (Predecessor), from December 20,
              1995 through June 30, 1996 and for the nine months ended
              June 30, 1997                                                 5

              Consolidated Statements of Cash Flows from October 1, 1995 through December 20, 1995 (Predecessor), from December 20,
              1995 through June 30, 1996 and for the nine months ended
              June 30, 1997                                                 6

              Consolidated Statement of Partners' Capital for the nine
              months ended June 30, 1997                                    7

              Notes to Consolidated Financial Statements                    8 - 10

          Item 2 - Management's Discussion and Analysis of Financial
                   Conditions and Results of Operations                    11 - 14


PART II   OTHER INFORMATION:

          Item 6 - Exhibits and Reports on Form 8-K                        15

          Signature                                                        16

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                     JUNE 30,
                                                     SEPTEMBER 30,     1997
                                                         1996       (unaudited)
                                                     -------------  -----------
ASSETS

Current assets:
  Cash                                                  $  1,106      $  7,255
  Receivables, net of allowance of $291
   and $485, respectively                                  7,226         6,495
  Inventories                                              8,494         3,339
  Prepaid expenses and other current assets                1,016         1,543
                                                        --------      --------
        Total current assets                              17,842        18,632
                                                        --------      --------

Property and equipment, net                               97,733        96,385
Intangibles and other assets, net                         41,338        38,750
                                                        --------      --------
        Total assets                                    $156,913      $153,767
                                                        ========      ========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Bank credit facility borrowings                       $  2,350      $      -
  Accounts payable                                         1,991         2,288
  Accrued interest                                           285         2,013
  Other accrued expenses                                   2,812         3,203
  Customer credit balances                                 2,858         1,444
                                                        --------      --------
        Total current liabilities                         10,296         8,948
                                                        --------      --------

Long-term debt                                            85,000        85,000
Other long-term liabilities                                  219           221
Partners' capital:
  Common unitholders                                      52,821        51,859
  Subordinated unitholder                                  8,410         7,607
  General partner                                            167           132
                                                        --------      --------
        Total partners' capital                           61,398        59,598
                                                        --------      --------
        Total liabilities and partners' capital         $156,913      $153,767
                                                        ========      ========


  See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per unit amounts)
                                  (unaudited)




                                                     THREE MONTHS ENDED
                                                    --------------------
                                                    JUNE 30,   JUNE 30,
                                                      1996       1997
                                                    ---------  ---------
Sales                                                $18,416    $20,078
Cost of sales                                          8,483      9,632
                                                     -------    -------
  Gross profit                                         9,933     10,446

Delivery and branch expenses                           7,768      8,702
Depreciation and amortization                          2,546      2,653
General and administrative expenses                    2,005      1,491
Net gain (loss) on sales of assets                       (29)       (67)
                                                     -------    -------
  Operating loss                                      (2,415)    (2,467)
Interest expense, net                                  1,614      1,671
                                                     -------    -------
  Loss before income taxes                            (4,029)    (4,138)
Income tax expense                                        17          5
                                                     -------    -------
  Net loss                                           $(4,046)   $(4,143)
                                                     =======    =======

General Partner's interest in net loss               $   (81)   $   (83)
                                                     -------    -------

Limited Partners' interest in net loss               $(3,965)   $(4,060)
                                                     =======    =======

Net loss per Limited Partner unit                     $(0.75)    $(0.77)
                                                     =======    =======

Weighted average number of Limited
 Partner units outstanding                             5,271      5,271
                                                     =======    =======



 See accompanying notes to consolidated financial statements

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per unit amounts)
                                  (unaudited)


                                           OCTOBER 1,
                                             1995        DECEMBER 20,     NINE MONTHS ENDED
                                            THROUGH         1995        ---------------------
                                          DECEMBER 20,    THROUGH        JUNE 30,
                                              1995         JUNE 30,        1996     JUNE 30,
                                          (Predecessor)      1996       (combined)    1997
                                          -------------  -------------  ----------  ---------
Sales                                          $28,159        $71,971    $100,130   $117,396
Cost of sales                                   12,808         36,061      48,869     63,578
                                               -------        -------    --------   --------
  Gross profit                                  15,351         35,910      51,261     53,818

Delivery and branch expenses                     7,729         18,759      26,488     28,054
Depreciation and amortization                    2,177          5,285       7,462      7,869
General and administrative expenses              1,349          3,543       4,892      5,384
Net gain (loss) on sales of assets                (113)           (52)       (165)      (129)
                                               -------        -------    --------   --------
  Operating income                               3,983          8,271      12,254     12,382
Interest expense, net                            1,922          3,569       5,491      5,290
                                               -------        -------    --------   --------
  Income before income taxes                     2,061          4,702       6,763      7,092
Income tax expense                                  60             33          93         18
                                               -------        -------    --------   --------
  Net income                                   $ 2,001        $ 4,669    $  6,670   $  7,074
                                               =======        =======    ========   ========

General Partner's interest in
  net income                                                  $    93               $    142
                                                              -------               --------

Limited Partners' interest in
  net income                                                  $ 4,576               $  6,932
                                                              =======               ========

Net income per Limited Partner
  unit                                                          $0.87                  $1.32
                                                              =======               ========

Weighted average number of Limited
  Partner units outstanding                                     5,271                  5,271
                                                              =======               ========



See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                           OCTOBER 1, 1995                        OCTOBER 1, 1995
                                               THROUGH        DECEMBER 20, 1995       THROUGH        NINE MONTHS
                                          DECEMBER 20, 1995        THROUGH         JUNE 30, 1996        ENDED
                                            (Predecessor)       JUNE 30, 1996        (combined)     JUNE 30, 1997
                                          ------------------  ------------------  ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $  2,001            $  4,669           $  6,670         $  7,074
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
Depreciation and amortization                     2,177               5,285              7,462            7,869
Provision for losses on
 accounts receivable                                101                 245                346              382
Loss on sales of assets                             113                  52                165              129
Changes in operating assets
 and liabilities:
   Decrease (increase) in receivables            (2,779)              2,878                 99              349
   Decrease in inventories                        1,430               1,733              3,163            5,155
   Decrease (increase) in other assets             (455)                400                (55)            (355)
   Increase (decrease) in accounts
    payable                                          10                (873)              (863)             297
   Increase (decrease) in other current
    liabilities                                  (1,713)              1,206               (507)             705
   Increase (decrease) in other
    long-term liabilities                           (12)                (56)               (68)               2
                                               --------            --------           --------         --------
       Net cash provided by
         operating activities                       873              15,539             16,412           21,607
                                               --------            --------           --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                             (1,617)             (2,315)            (3,932)          (4,454)
Purchase of Company                                   -              (1,527)            (1,527)               -
Proceeds from sales of fixed assets                 566                 130                696              314
                                               --------            --------           --------         --------
       Net cash used in investing
         activities                              (1,051)             (3,712)            (4,763)          (4,140)
                                               --------            --------           --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
Credit facility borrowings                            -                   -                  -            5,000
Credit facility repayments                            -                   -                  -           (7,350)
Acquisition facility borrowings                       -                   -                  -            3,350
Acquisition facility repayments                       -                   -                  -           (3,350)
Repayments of debt                              (35,783)            (53,780)           (89,563)               -
Cash dividends paid                             (21,309)                  -            (21,309)               -
Distributions                                         -              (3,348)            (3,348)          (8,874)
Loan to Petro                                   (12,000)                  -            (12,000)               -
Proceeds from issuance of First
 Mortgage Notes                                  85,000                   -             85,000                -
Proceeds from issuance of
  Common Units, net                                   -              55,931             55,931                -
Repayment of preferred stock to Petro            (8,625)                  -             (8,625)               -
Increase in deferred charges                     (1,313)               (814)            (2,127)             (94)
Cash retained by general partner                 (6,000)                  -             (6,000)               -
                                               --------            --------           --------         --------
      Net cash used in
        financing activities                        (30)             (2,011)            (2,041)         (11,318)
                                               --------            --------           --------         --------
      Net increase (decrease) in cash              (208)              9,816              9,608            6,149
Cash at beginning of period                         727                 519                727            1,106
                                               --------            --------           --------         --------
Cash at end of period                          $    519            $ 10,335           $ 10,335         $  7,255
                                               ========            ========           ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid during the period for:
  Income taxes                                 $     78            $      4           $     82         $      7
                                               ========            ========           ========         ========
  Interest                                     $     19            $  1,652           $  1,671         $  3,417
                                               ========            ========           ========         ========

See accompanying notes to consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                        NINE MONTHS ENDED JUNE 30, 1997
                     (in thousands, except per unit data)
                                  (unaudited)

                                      NUMBER OF UNITS                                          TOTAL
                                    --------------------                           GENERAL   PARTNERS'
                                    COMMON  SUBORDINATED   COMMON   SUBORDINATED   PARTNER    CAPITAL
                                    ------  ------------  --------  -------------  -------    -------

 Balance September 30, 1996          2,875      2,396     $52,821      $ 8,410      $ 167     $61,398

  Minimum Quarterly Distribution
    ($1.65 per unit)                                       (4,743)      (3,954)      (177)     (8,874)

 Net income                              -          -       3,781        3,151        142       7,074
                                     -----      -----     -------      -------      -----     -------
 Balance June 30, 1997               2,875      2,396     $51,859      $ 7,607      $ 132     $59,598
                                     =====      =====     =======      =======      =====     =======


See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997


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

       The propane industry is seasonal in nature because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the periods ended June 30, 1996 and June 30, 1997 are not necessarily indicative of the results to be expected for a full year.

     Inventories
       Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. At the dates indicated the components of inventory were as follows:

                                        September 30,  June 30,
                                            1996         1997
                                        -------------  --------
            Propane gas                    $6,625       $1,399
            Appliances and equipment        1,869        1,940
                                           ------       ------
                                           $8,494       $3,339
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

5)   RELATED PARTY TRANSACTIONS

       The Partnership has no employees except for certain employees of its corporate subsidiary, Stellar Propane Service Corporation and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. For the nine months ended June 30, 1997, the Partnership reimbursed the General Partner and Petro $13.2 million representing salary, payroll tax and other compensation paid to the employees of the General Partner, including $0.2 million paid to Petro for certain corporate functions such as purchasing, finance and compliance.

6)   RETENTION OF MORGAN STANLEY & CO. INCORPORATED

       On March 3, 1997, the Partnership announced that it has concluded its review of strategic alternatives. Based on the results of this study, the Partnership's financial performance and industry prospects, the Partnership has decided to pursue the opportunities it sees to grow the business rather than seek a sale.

7)   SUBSEQUENT EVENTS

       On July 11, 1997, the Partnership announced that it will pay a cash distribution of $0.55 per Limited Partner Unit for the three months ended June 30, 1997. The distribution is payable on August 14, 1997 to unitholders of record as of August 1, 1997.

8)   GENERAL PARTNER FINANCIAL STATEMENTS

       The following presents the Condensed Consolidated Balance Sheet as of June 30, 1997 together with the Condensed Consolidated Statement of Operations of the General Partner, Star Gas Corporation and Subsidiary, for the nine months ended June 30, 1997.

                              STAR GAS CORPORATION
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                  (unaudited)

                                                                   JUNE 30,
                                                                     1997
                                                                   --------
ASSETS
Current assets:
 Cash                                                               $ 1,595
 Interest receivable                                                    336
                                                                    -------
Total current assets                                                  1,931

Note receivable from Petro                                           12,000

Investment in Partnership                                             7,739
                                                                    -------
  Total assets                                                      $21,670
                                                                    =======

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
 Accrued expenses                                                   $    37
                                                                    -------

Shareholder's equity                                                 21,633
                                                                    -------

  Total liabilities and shareholder's equity                        $21,670
                                                                    =======

                              STAR GAS CORPORATION
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (in thousands)
                                  (unaudited)

                                                               NINE MONTHS ENDED
                                                                   JUNE 30,
                                                                     1997
                                                               -----------------
Revenues:
Reimbursement of employee expenses from Operating Partnership       $13,028

Expenses:
Cost of employee services provided to Operating Partnership          13,028
                                                                    -------
 Operating income                                                         -

Interest income                                                       1,107
                                                                    -------
 Income before equity interest in Partnership                         1,107

Share of income of Partnership                                        3,293
                                                                    -------

 Net income                                                         $ 4,400
                                                                    =======

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS


NINE MONTHS ENDED JUNE 30, 1997
-------------------------------
COMPARED TO NINE MONTHS ENDED JUNE 30, 1996
-------------------------------------------


OVERVIEW

The following discussion reflects the results of operations and operating data of Star Gas Partners, L.P. for the nine months ended June 30, 1997 and is compared to the combined results of the Star Gas Group, the Predecessor Company, from October 1, 1995 to December 20, 1995 and Star Gas Partners, L.P. from December 20, 1995 to June 30, 1996. The operating results of the Star Gas Group and Star Gas Partners, L.P. were combined for the nine months ended June 30, 1996 to facilitate an analysis of the fundamental operating data.

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

VOLUME

For the nine months ended June 30, 1997, retail propane volume declined 1.7 million gallons, or 2.0%, to 80.8 million gallons, as compared to 82.5 million gallons for the nine months ended June 30, 1996. The decline was primarily attributable to the effect on volume of warmer temperatures experienced during the second fiscal quarter compared to the prior year's second fiscal quarter and to customer conservation efforts attributable to significantly higher propane selling prices. The Partnership was able to mitigate the effects of the warmer temperatures on retail propane volume through both internal account growth and
two acquisitions completed since March 15, 1996.   Also favorably impacting the
year-to-year comparison was an increase in sales to agricultural customers, resulting from a return to more normal propane demand for grain drying.

SALES

For the nine months ended June 30, 1997, sales increased $17.3 million, or 17.2%, to $117.4 million, as compared to $100.1 million for the nine months ended June 30, 1996. The increase was due to higher selling prices in response to a significant increase in propane supply costs experienced during the nine months ended June 30, 1997.

COST OF SALES

For the nine months ended June 30, 1997, cost of sales increased $14.7 million, or 30.1%, to $63.6 million, as compared to $48.9 million for the nine months ended June 30, 1996. The increase was due to higher per gallon propane supply costs.

GROSS PROFIT

For the nine months ended June 30, 1997, gross profit increased $2.6 million, or 5.0%, to $53.8 million, as compared to $51.3 million for the nine months ended June 30, 1996. The increase in gross profit resulted from higher per gallon margins across all market segments which was partially offset by the impact of slightly lower retail propane volume.

DELIVERY AND BRANCH EXPENSES

For the nine months ended June 30, 1997, delivery and branch expenses increased $1.6 million, or 5.9%, to $28.1 million, as compared to $26.5 million for the nine months ended June 30, 1996. The increase was primarily due to the additional expenses associated with the first fiscal quarter's increase in agricultural volume, higher vehicle operating costs due to an increase in fuel costs, and higher employee benefit expenses.

DEPRECIATION AND AMORTIZATION

For the nine months ended June 30, 1997, depreciation and amortization expense increased $0.4 million, or 5.5%, to $7.9 million, as compared to $7.5 million for the nine months ended June 30, 1996, due to the impact of two acquisitions completed since March 15, 1996 and the amortization of certain deferred charges relating to the Partnership's First Mortgage Notes.

GENERAL AND ADMINISTRATIVE EXPENSES

For the nine months ended June 30, 1997, general and administrative expenses increased $0.5 million, or 10.1%, to $5.4 million, as compared to $4.9 million for the nine months ended June 30, 1996. This increase was primarily due to $0.8 million of one-time expenses associated with the exploration of strategic alternatives designed to maximize unitholder value. On March 3, 1997, the Partnership decided to terminate its efforts to seek a merger or possible sale of the Partnership.

INTEREST EXPENSE, NET

For the nine months ended June 30, 1997, net interest expense declined $0.2 million, or 3.7%, to $5.3 million, as compared to $5.5 million for the nine months ended June 30, 1996. This reduction was primarily due to a decline in the weighted average borrowing rate.

INCOME TAX EXPENSE

Income tax expense primarily represents certain state income taxes related to the Partnership's wholly owned corporate subsidiary which conducts non-qualifying master limited partnership business.

NET INCOME

For the nine months ended June 30, 1997, net income increased $0.4 million, or 6.1%, to $7.1 million, as compared to $6.7 million, for the nine months ended June 30, 1996. This increase was attributable to a $2.6 million increase in gross profit that was partially offset by the increase in operating expenses, $0.8 million of one-time costs associated with the strategic initiative and $0.4 million of depreciation and amortization.

EBITDA

For the nine months ended June 30, 1997, EBITDA (defined as operating income
(loss) plus depreciation and amortization less net gain (loss) on sales of assets) increased $0.5 million, or 2.5%, to $20.4 million, as compared to $19.9 million for the nine months ended June 30, 1996. Excluding the one-time expenses associated with the strategic alternative, EBITDA increased $1.3 million, or 6.7%, to $21.2 million due to improved per gallon margins across all market segments and growth in the customer base provided by both internal marketing and acquisition efforts. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1997
--------------------------------
COMPARED TO THREE MONTHS ENDED JUNE 30, 1996
--------------------------------------------


VOLUME

For the three months ended June 30, 1997, retail propane volume sold was 13.5 million gallons, unchanged from the prior year's comparable quarter. Propane sold to wholesale customers increased 2.6 million to 8.9 million gallons due to a purchase decision by several customers to pre-buy a portion of their fall needs in this quarter.

SALES

For the three months ended June 30, 1997, sales increased $1.7 million, or 9.0%, to $20.1 million, as compared to $18.4 million for the three months ended June 30, 1996. The increase was due to higher retail selling prices and the additional volume sold to wholesale customers.

COST OF SALES

For the three months ended June 30, 1997, cost of sales increased $1.1 million, or 13.5%, to $9.6 million, as compared to the $8.5 million for the three months ended June 30, 1996, due to the increase in wholesale volume.

GROSS PROFIT

For the three months ended June 30, 1997, gross profit increased $0.5 million, or 5.2%, to $10.4 million, as compared to $9.9 million for the three months ended June 30, 1996. This increase in gross profit was due to higher retail per gallon margins across all market segments and the increase in wholesale volume.

DELIVERY AND BRANCH EXPENSES

For the three months ended June 30, 1997, delivery and branch expenses increased by $0.9 million to $8.7 million, as compared to $7.8 million for the three months ended June 30, 1996. The change was mainly due to higher employee benefit expenses, increased insurance expense, and the timing of certain vehicle maintenance expenditures, which occurred later in fiscal 1997 than in fiscal 1996.

DEPRECIATION AND AMORTIZATION EXPENSE

For the three months ended June 30, 1997, depreciation and amortization expense increased $0.1 million, or 4.2%, to $2.7 million, due to the impact of acquisitions made subsequent to March 15, 1996.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended June 30, 1997, general and administrative expenses declined $0.5 million, or 25.6%, to $1.5 million, as compared to $2.0 million for the three months ended June 30, 1996. The decrease was primarily due to a reduction in expenses associated with reviewing several large acquisition candidates that were pursued during the three months ended June 30, 1996.

INTEREST EXPENSE, NET

For the three months ended June 30, 1997, net interest expense remained relatively unchanged at $1.7 million, as compared to $1.6 million for the three months ended June 30, 1996.

NET LOSS

For the three months ended June 30, 1997, the net loss increased $0.1 million, or 2.4%, to $4.1 million, slightly higher than the $4.0 million net loss for the three months ended June 30, 1996.

EBITDA

For the three months ended June 30, 1997, EBITDA (defined as operating income
(loss) plus depreciation and amortization less net gain (loss) on sales of assets) increased $0.1 million, or 58.8%, to $0.3 million, as compared to $0.2 million for the three months ended June 30, 1996. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended June 30, 1997, net cash provided by operating activities of $21.6 million combined with $0.3 million from the sale of certain fixed assets amounted to $21.9 million. These funds were utilized in investing activities to fund $4.5 million of growth and maintenance capital expenditures, in financing activities to repay net credit facility borrowings of $2.4 million and to pay Partnership distributions of $8.9 million. As a result of the above activities, cash at June 30, 1997 increased by $6.2 million to $7.3 million, as compared to $1.1 million on hand at the beginning of the period.

Based on its current cash position, bank credit availability and expected net cash flow from operating activities, the Partnership expects to be able to meet all of its above obligations for fiscal 1997, as well as all of its other current obligations as they become due. For the remainder of fiscal 1997, the Partnership anticipates paying interest on the First Mortgage Notes of $3.4 million and anticipates paying Limited and General Partner distributions of $3.0 million.

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

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



Star Gas Partners, L.P.

By:  Star Gas Corporation
     (General Partner)


Signature                         Title                          Date
---------                         -----                          ----



By:/s/  William G. Powers, Jr.    President                      August 1, 1997
        ----------------------    Star Gas Corporation
        William G. Powers, Jr.    (Principal Executive Officer)

By:/s/  Richard F. Ambury         Vice President - Finance       August 1, 1997
        -----------------
        Richard F. Ambury         Star Gas Corporation
                                  (Principal Financial
                                  and Accounting Officer)