Form 10-K
period 1997-09-30
STAR GAS PARTNERS LP
filed 1997-11-24
CIK 1002590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

                                   (Mark One)

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal year ended September 30, 1997
                                            ------------------
                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]



             For the transition period from _________ to _________


                       Commission File Number:   33-98490
                                                ---------

                            STAR GAS PARTNERS, L.P.
                            -----------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                 06-1437793
--------                                                 ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


2187 Atlantic Street, Stamford, Connecticut                        06902
---------------------------------------------------------------------------
(Address of principal executive office)                          (Zip Code)

(203) 328-7300
--------------
(Registrant's telephone number, including area code)


       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:

                                 Common Units
                  ---------------------------------------------
                               (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X      No
                                     ----

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated be reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of Star Gas Partners, L.P. Common Units held by non-affiliates of Star Gas Partners, L.P. on November 21, 1997 was approximately $66,500,000. At November 21, 1997 there were outstanding 3,022,727 Common Units and 2,396,078 Subordinated Units, each representing limited partner interests.

Documents Incorporated by Reference:  None

                            STAR GAS PARTNERS, L.P.
                          1997 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                     PART I


                                                                 Page

Item  1.    Business                                                3
Item  2.    Properties                                             11
Item  3.    Legal Proceedings - Litigation                         11
Item  4.    Submission of Matters to a Vote of Security Holders    11


                                    PART II


Item  5.    Market for the Registrant's Units and
              Related Matters                                      12
Item  6.    Selected Historical Financial and Operating Data       13
Item  7.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations        14
Item  8.    Financial Statements and Supplementary Data            21
Item  9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                  21


                                    PART III


Item 10.    Directors and Executive Officers of the Registrant     21
Item 11.    Executive Compensation                                 25
Item 12.    Security Ownership of Certain Beneficial Owners
              and Management                                       27
Item 13.    Certain Relationships and Related Transactions         30


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                                    31

                                    PART I
                               ITEM 1. BUSINESS



STRUCTURE


   Star Gas Partners L.P. (the "Partnership" or the "MLP") was formed on October 16, 1995 to acquire and operate the propane business of Star Gas Corporation (the "Company", "Star Gas" or the "General Partner") and its parent corporation Petroleum Heat and Power Co., Inc. ("Petro" and, together with Star Gas collectively the "Star Gas Group" or the "Predecessor Company"). Substantially all of the consolidated assets and liabilities of the MLP are accounted for by Star Gas Propane, L.P. (the "Operating Partnership" or the "OLP") in which the MLP owns a 99% limited partnership interest and the Company owns a 1% general partnership interest.


   The General Partner directs and manages all activities of the Partnerships and the Operating Partnership and is reimbursed on a monthly basis for all direct and indirect expenses it incurs on their behalf, including the cost of employees.


ACQUISITION OF PEARL GAS

   On October 22, 1997, the OLP completed its acquisition of Pearl Gas Co. ("Pearl") which is based in Bowling Green, Ohio. Pearl sells over 14 million gallons of propane annually to over 12,000 customers, operating in northwest Ohio, southern Michigan and northeast Indiana. Over 80% of Pearl's volume is sold to residential customers.

BUSINESS

   The Partnership is primarily engaged in the retail distribution of propane and related supplies and equipment to residential, commercial, industrial, agricultural and motor fuel customers. Including the operations of Pearl Gas Co., the Partnership believes that it is the eighth largest retail propane distributor in the United States, serving approximately 162,000 customers from 54 branch locations and 30 satellite storage facilities in the Midwest and 18 branch locations and 15 satellite storage facilities in the Northeast. The Partnership also serves approximately 60 wholesale customers from its wholesale operation in southern Indiana.

INDUSTRY BACKGROUND

   Propane is used primarily for space heating, water heating and cooking by residential and commercial customers, which constitute the largest portion of the customer base. Propane is extracted from natural gas or oil wellhead gas at processing plants or separated from crude oil during the refining process. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration for ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, it is usable as a flammable gas. Propane is colorless and odorless; an odorant is added to allow its detection. Propane is clean-burning, producing negligible amounts of pollutants when consumed. According to the National Propane Gas Association, the domestic retail market for propane is approximately 9.4 billion gallons annually, with limited growth for retail demand for the product. Based upon information contained in the Energy Information Administration's Annual Energy Review-1995, propane accounts for approximately 3.8% of household energy consumption in the United States.

BUSINESS STRATEGY

   The Partnership's strategy is to maximize its cash flow and profitability, primarily through internal growth, controlling operating costs and acquisitions which have the potential for generating attractive returns on investment. The retail propane industry is mature and experiences only limited growth in total demand for the product. The propane industry is also large and highly fragmented, with approximately 6,000 independently owned and operated distributors. The Partnership focuses on acquiring smaller to medium-sized local and regional independent propane distributors, particularly those with a relatively large percentage of residential customers, which generate higher margins than other types of customers, and those located in the Midwest and Northeast, where the Partnership believes it can attain higher margins than in other areas of the United States.

   Although there are no formal arrangements between Petro and the Partnership, the Partnership anticipates that it will continue to have access to Petro's management expertise. In particular, the Partnership believes that the extensive experience of Petro's management team in making acquisitions in the home heating oil industry, which has many similar characteristics to the propane industry provides the Partnership with a competitive advantage. Additionally, the field of potential acquisition candidates for the Partnership is broadened because of the ability to acquire companies with both home heating oil and propane operations, with the Partnership retaining the propane, operations and Petro retaining the home heating oil operations or the Partnership retaining both the propane and the home heating oil operations or the Partnership retaining both the propane and the home heating oil operations. In this regard, although the Partnership does not presently have any home heating oil operations, it may consider acquiring or retaining such operations in the future to the extent that the Partnership is able to identify attractive acquisition candidates in the home heating oil field.

   In order to facilitate the Partnership's acquisition strategy, the Operating Partnership has entered into the Bank Credit Facilities which consist of a $25.0 million Acquisition Facility (of which $21.0 million was outstanding as of October 31, 1997) and a $12.0 million Working Capital Facility (of which $2.4 million was outstanding as of October 31, 1997). In addition to borrowings under the Bank Credit Facilities, the Partnership may fund future acquisitions from internal cash flow, the issuance of additional Partnership interests or incurrence of additional long-term debt.

   While the Partnership regularly considers and evaluates acquisitions as part of its ongoing acquisition program, the Partnership does not have any present agreements or commitments with respect to any acquisition. There can be no assurance that the Partnership will identify attractive acquisition candidates in the future or that it will be able to acquire such candidates or obtain financing for such acquisitions on acceptable terms. If the Partnership is able to make acquisitions, there can be no assurance, however, that such acquisitions will not dilute earnings and distributions to Unitholders. The General Partner has broad discretion in making acquisitions and it is expected that the General Partner will not generally seek Unitholder approval of acquisitions.


MARKETING AND OPERATIONS

   As of October 31, 1997, the Partnership distributed propane to approximately 162,000 retail customers in 13 states from 72 branch locations. The Partnership's operations are conducted under several leading trademarks and trade names, including: Star Gas(R), Star Gas Service/TM/, Silgas/TM/, Blue Flame(R), Maingas/TM/,

Arrow Gas/TM/, Mid-Hudson Valley Propane/TM/, Coleman Gas Service/TM/, H & S Gas/TM/, Isch Gas/TM/, Wilhoyte L.P. Gas/TM/ and Rural Natural Gas/TM/ and Pearl Gas/TM/. (The Partnership does not have the right to use the trademark Star Gas(R) in the State of New York nor does the Partnership have the right to use the Blue Flame(R) trademark in certain limited areas outside of the Partnership's current area of operations). The marketing areas served by the Partnership are generally rural but also include suburban areas where natural gas is generally not available.

The Partnership's retail operations are located primarily in the Northeast and Midwest regions of the United States:

NORTHEAST                       MIDWEST
---------                       -------
CONNECTICUT     PENNSYLVANIA    INDIANA                 KENTUCKY (continued)
Stamford        Hazelton        Akron                   Shelbyville
Hartford        Wind Gap        Batesville              Williamstown
                                Bedford
MAINE           RHODE ISLAND    Bluffton                MICHIGAN
Fairfield       Davisville      Coal City               Hillsdale
Fryeburg                        College Corner          Somerset Center
Skowhegan                       Columbia City
Wells                           Decatur                 OHIO
Windham                         Ferdinand               Bowling Green
                                Greencastle             Cincinnati
MASSACHUSETTS                   Jeffersonville          Defiance
Belchertown                     Linton                  Deshler
Rochdale                        Madison                 Ft. Recovery
Westfield                       New Salisbury           Hebron
Swansea                         N. Manchester           Ironton
                                N. Vernon               Kenton
NEW HAMPSHIRE                   N. Webster              Lancaster
(from Fryeburg, ME)             Portland                Lewisburg
                                Remington               Lynchburg
NEW JERSEY                      Richmond                Macon
Maple Shade                     Salem                   Maumee
Tuckahoe                        Seymour                 McClure
                                Sulphur Springs         Milford
NEW YORK                        Versailles              Mt. Orab
Poughkeepsie                    Warren                  North Star
Washingtonville                 Waterloo                Ripley
                                Winamac                 Sabina
                                                        Waverly
                                KENTUCKY                West Union
                                Glencoe
                                Prospect                WEST VIRGINIA
                                                        (from Ironton, OH)


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

   During the fiscal year ended September 30, 1997, approximately 71% of the Partnership's sales (by volume of gallons sold) were to retail customers (of which approximately 52%, 21%, 18% and 9% were sales to residential customers, industrial/commercial customers, agricultural customers and motor fuel customers, respectively) and approximately 29% were to wholesale customers. Sales to residential customers in fiscal year 1997 accounted for 62% of the Partnership's gross profit on propane sales, reflecting the higher-margin nature of this segment of the market.

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

   Retail deliveries of propane are usually made to customers by means of the Partnership's fleet of 269 bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,000 to 3,000 gallons, into a stationary storage tank on the customer's premises. The Partnership generally owns these storage tanks. The capacity of these tanks ranges from approximately 24 gallons to approximately 1,000 gallons. The Partnership also delivers propane to retail customers in portable cylinders, which typically are picked up and replenished at the Partnership distribution locations, then returned to the retail customer. To a limited extent, the Partnership also delivers propane to certain end users of propane in larger trucks known as transports (which have an average capacity of approximately 9,000 gallons). End users receiving transport deliveries include industrial customers, large-scale heating accounts, such as local gas utilities which use propane as a supplemental fuel to meet peak demand requirements, and large agricultural accounts which use propane for crop drying and space heating. "See Item 2--Properties".

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


   Profits in the retail propane business are primarily based on margins, the cents-per-gallon difference between the purchase price and the sales price of propane. The Partnership generally purchases propane in the contract and spot markets, primarily from natural gas processors and major oil companies, for its short-term requirements, therefore, its supply costs fluctuate with market price fluctuations. Should wholesale propane prices decline in the future, the

Partnership's margins on its retail propane distribution business should increase in the short-term because retail prices tend to change less rapidly than wholesale prices. Should the wholesale cost of propane increase, for similar reasons retail margins and profitability would likely be reduced at least for the short-term until retail prices can be increased.

   The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Approximately 70% - 75% of the Partnership's retail propane volume is sold during the peak heating season from October through March, as many customers use propane for heating purposes.

   Consequently, sales and operating profits are largely generated in the first and second fiscal quarters (October through March). To the extent necessary, the Partnership will reserve cash flows from the first and second quarters for distribution to holders of Common Units in the third and fourth fiscal quarters. In addition, sales volume traditionally fluctuates from year to year in response to variations in weather, prices and other factors. The Partnership believes that the broad geographic distribution of its operations helps to minimize exposure to regional weather or economic patterns.

SUPPLY

   The Partnership obtains propane from over 25 sources, all of which are domestic or Canadian oil companies, including Amoco Canada Marketing Group; Ashland Petroleum Company; Bayway Refining Company; Ferrell North America; Marathon Oil Company; Markwest Hydrocarbons; Mobil Oil Company; Petro Canada LPG Inc.; Shell Canada Limited; Shell Oil Company; and Warren Gas Liquids, Inc. Supplies from these sources have traditionally been readily available, although no assurance can be given that supplies of propane will be readily available in the future.

   Substantially all of the Partnership's propane supply for its Northeast retail operations are purchased under annual or longer term supply contracts, which generally provide for pricing in accordance with market prices at the time of delivery. Certain of the contracts provide for minimum and maximum amounts of propane to be purchased. During the year ended September 30, 1997, none of the Partnership's Northeast suppliers accounted for more than 10% of the Partnership's volumes.

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

   For fiscal 1997, 43% of the Midwest volume was purchased on the spot market from various Mont. Belvieu sources, and 21% was purchased from three refineries in Illinois and Indiana owned by the Amoco Canada Marketing Group. The balance was purchased from five separate suppliers. The Partnership believes that its diversification of suppliers will enable it to purchase all of its supply needs at market prices if supplies are interrupted from any of the sources, without a material disruption of its operations.

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

EMPLOYEES

   The Partnership has no employees, except for certain employees of its corporate subsidiary, Stellar Propane Service Corporation and is managed by the General Partner pursuant to the Partnership Agreement. As of October 31, 1997, Star Gas had 630 employees providing full time services to the Operating Partnership, of which 44 were employed by the corporate office in Stamford, Connecticut and 586 were located in branch offices, of which 191 were administrative, 281 were engaged in transportation and storage and 114 were engaged in field servicing. Approximately 78 of Star Gas' employees are represented by six different local chapters of labor unions.

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

   Such due diligence includes questioning the seller, obtaining representations and warranties concerning the seller's compliance with environmental laws and visual inspections of the properties, in which employees of the General Partner, and in certain cases, independent environmental consulting firms hired by the General Partner, look for evidence of hazardous substances or the existence of underground storage tanks.

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

   On August 18, 1997, the U.S. Department of Transportation (the "DOT") published its Final Rule for Continued Operation of the Present Propane Trucks (the "Final Rule"). The Final Rule is intended to address perceived risks during the transfer of propane. The Final Rule required certain immediate changes in the industry operating procedures, including retrofitting all propane delivery trucks. The Partnership, as well as the National Propane Gas Association ("NPGA") and the propane industry in general, believe that the Final Rule cannot practicably be complied with in its current form. On October 15, 1997, five of the principal multi-state propane marketers (unrelated to the Partnership) filed an action against the DOT in the United States District Court for the Western District of Missouri seeking to enjoin enforcement of the Final Rule. The NPGA subsequently filed a similar suit. In addition, in November 1997, a bill was introduced in the United State House of Representatives that would prohibit the DOT from enforcing certain provisions of the Final Rule. At this time, the Partnership cannot determine the likely outcome of the litigation or the proposed legislation or what the ultimate long-term cost of compliance with the Final Rule will be to the Partnership and the propane industry in general.

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

                               ITEM 2. PROPERTIES


   As of October 31, 1997, the Partnership owned 58 of its 72 branch locations and 34 of its 45 satellite storage facilities and leased the balance. In addition, the Partnership owns the Seymour facility, in which it stores propane for itself and third parties. The Partnership leases its corporate headquarters in Stamford, Connecticut, as well as office and training facilities in the Midwest.

   The transportation of propane requires specialized equipment. The trucks utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of October 31, 1997, the Partnership had a fleet of 28 tractors, 38 transport trailers, 269 bobtail and rack trucks and 314 other service and pick-up trucks, the majority of which are owned. The Partnership owns 20 and leases 33 automobiles. As of October 31, 1997, the Partnership owned approximately 238 bulk storage tanks with typical capacities of 12,000 to 30,000 gallons, approximately 203,000 stationary customer storage tanks with typical capacities of 24 to 1,000 gallons and approximately 34,000 portable propane cylinders with typical capacities of 5 to 24 gallons. The obligations of the Partnership under its borrowings are secured by liens and mortgages on all real and personal property of the Partnership.




                     ITEM 3. LEGAL PROCEEDINGS - LITIGATION


   Propane is a flammable, combustible gas. Serious personal injury and property damage can occur in connection with its transportation, storage or use. The Partnership, in the ordinary course of business, is threatened with or is named as a defendant in various lawsuits which, among other items, seek actual and punitive damages for product liability, personal injury and property damage. However, the Partnership is not a party to any litigation which individually or in the aggregate could reasonably be expected to have a material adverse effect on the results of operations or the financial condition of the Partnership. The Partnership maintains liability insurance policies with insurers in such amounts and with such coverages and deductibles as the General Partner believes is reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect the Partnership from material expenses related to such personal injury or property damage or that such levels of insurance will continue to be available in the future at economical prices.



          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


   No matters were submitted to a vote of the security holders of the Partnership during the fiscal year ended September 30, 1997.

                                    PART II

           ITEM 5. MARKET FOR REGISTRANT'S UNITS AND RELATED MATTERS



   The Common Units, representing common limited partner interests in the Partnership, are listed and traded on the NASDAQ National Market under the symbol SGASZ. The Common Units began trading on December 20, 1995, at an initial public offering price of $22.00 per Common Unit. The following table sets forth the high and low closing prices for the Common Units on the NASDAQ National Market and the cash distribution declared per Common Unit for the periods indicated.



                                  COMMON UNIT PRICE RANGE                   DISTRIBUTIONS
                                HIGH                     LOW              DECLARED PER UNIT
                      ------------------------------------------------   --------------------
Fiscal Quarter            1996        1997          1996        1997        1996        1997
--------------            ----        ----          ----        ----        ----        ----
First Quarter           $22.50      $23.88         $22.00     $21.75          --        $0.55
Second Quarter          $22.50      $24.63         $21.13     $20.75          --        $0.55
Third Quarter           $22.00      $21.88         $19.75     $19.00     $0.6225/(a)/   $0.55
Fourth Quarter          $24.75      $23.50         $20.50     $21.00     $0.5500        $0.55

---------
(a) This distribution amounted to $0.6225 per unit and represented a pro rata distribution of $0.0725 per unit for the period December 20, 1995 to December 31, 1995 and a quarterly distribution of $0.55 per unit for the three months ended March 31, 1996.

   As of September 30, 1997, there were approximately 104 holders of record of the Partnership's Common Units. There is no established public trading market for the Partnership's 2,396,073 subordinated units, representing limited partner interests ("Subordinated Units") which are all held by Star Gas Corporation.
The Partnership makes quarterly distributions to its partners in an aggregate amount equal to its Available Cash (as defined) for such quarter. Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter, less the amount of cash reserves required under certain lending arrangements and certain discretionary reserves established by the General Partners for future cash requirements. These reserves are retained to provide for the proper conduct of the Partnership's business, the payment of debt principal and interest and to provide funds for distribution during the next four quarters. The full definition of Available Cash is set forth in the Agreement of Limited Partnership of the Partnership. The information concerning restrictions on distributions required by Item 5 is incorporated herein by reference to Note 10 to the Partnership's Consolidated Financial Statements which begin on page F-1 of this Report. Distributions of Available Cash to the Subordinated Unitholders are subject to the prior rights of the Common Unitholders to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the subordination period, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the subordination period.

            ITEM 6. SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

   The following table sets forth selected historical and other data of the Partnership and the Star Gas Group and should be read in conjunction with the more detailed financial statements included elsewhere in this report. See Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The Selected Financial Data is derived from the financial information of the Partnership and should be read in conjunction therewith.

                                                                        Partnership/Star Gas Group--Historical
                                                        ----------------------------------------------------------------------------
                                                                              Year Ended September 30,
                                                                              ------------------------
                                                           1993            1994            1995            1996(a)             1997
                                                           ----            ----            ----            ----                ----
                                                                        (in thousands, except for per unit data)
    Sales.......................................        $ 143,216       $ 128,040        $ 104,550        $ 119,634      $ 135,159
    Gross profit................................           69,861          69,487           54,890           61,077         62,948
    Depreciation and amortization...............           16,703          13,039           10,073            9,808         10,405
    Operating income (loss).....................          (30,313)(c)       9,393            2,555(b)         9,802          9,003
    Interest expense (net)......................           16,479          10,497            8,549            7,124          6,966
    Net income (loss)...........................          (47,049)(c)      (1,404)          (6,169)(b)        2,593          2,012
    Net income per Unit(d)......................               --              --                          $    .11(f)   $     .37
    Cash distribution declared per unit.........               --              --                          $   1.17(f)   $    2.20

BALANCE SHEET DATA (END OF PERIOD):
    Current assets..............................        $  20,637       $  17,374        $  14,266        $  17,842      $  14,165
    Total assets................................          157,847         147,608          155,393          156,913        147,469
    Long-term debt..............................          123,992          70,163            1,389           85,000         85,000
    Due to Petro................................            4,723           8,809           86,002               --             --
  Predecessor's equity (deficiency)/Partners'
    Capital.....................................           (2,825)         44,328           44,305           61,398         51,578
OTHER DATA:
    EBITDA(e)...................................        $  19,652       $  21,946        $  13,541(b)     $  19,870      $  19,703
    Retail propane gallons sold.................          114,405         110,069           89,133           96,294         94,893

----------------------------------
(a) Reflects the results of operations of the Predecessor Company for the period October 1, 1995 through December 20, 1995 and the results of Star Gas Partners, L.P. from December 20, 1995 through September 30, 1996. The operating results for the year ended September 30, 1996 were combined to facilitate an analysis of the fundamental operating data. For the actual results of the Partnership from December 20, 1995 through September 30, 1996, see Item 14, Page F-4.

(b) The decline in operating income, net income and EBITDA during the fiscal year 1995 was primarily due to the significantly warmer than normal weather conditions during the 1995 heating season.

(c) Includes a loss of approximately $33.0 million in respect of a charge for the impairment of long-lived assets.

(d) Net income per Unit is computed by dividing the limited partners' interest in net income by the limited partners' weighted average number of units outstanding.

(e) EBITDA is defined as operating income plus depreciation, amortization, less net gain (loss) on sale of businesses and equipment and other non-cash charges (including the impairment of long-lived assets). EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

(f) Represents net income per unit and cash distributions paid per unit for the period December 20, 1995 through September 30, 1996.

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

   In analyzing the historical financial results of the Star Gas Group and the financial results of the Partnership, the following matters, should be considered.

   Following Petro's initial investment in Star Gas in December 1993, new management initiated significant restructuring efforts in order to focus and expand its operations in its most profitable geographic markets, the Midwest and Northeast. These activities included Star Gas' divestiture of its Texas operation in August 1994, the sale of its southern Georgia operations in November 1994, and the completion of six acquisitions totaling 4.7 million gallons annually in its core Midwest and Northeast markets from June 1994 to July 1996. The results for fiscal 1997 do not include the operating results of the Partnership's most recent acquisition, Pearl Gas Co., which was completed on October 22, 1997.

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

   The following discussion reflects the results of operations and operating data of the Predecessor Company for the year ended September 30, 1995 and is compared to the combined results of the Predecessor Company for the period October 1, 1995 through December 20, 1995, and the results of the MLP from December 20, 1995 through September 30, 1996 and for the year ended September 30, 1997. The operating results of the Predecessor Company and the MLP for the year ended September 30, 1996 were combined to facilitate an analysis of the fundamental operating data.

FISCAL YEAR ENDED SEPTEMBER 30, 1997
------------------------------------
COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1996
------------------------------------------------



VOLUME

For the year ended September 30, 1997, retail propane volume declined 1.4 million gallons, or 1.5%, to 94.9 million gallons, as compared to 96.3 million gallons for fiscal 1996. The decline was primarily attributable to the effect on volume of warmer temperatures experienced during the second fiscal quarter compared to the prior year's second fiscal quarter and to customer conservation efforts attributable to significantly higher propane selling prices. The Partnership was able to mitigate the effects of the warmer temperatures on retail propane volume through both internal account growth and two acquisitions completed since March 15, 1996. Also favorably impacting the year-to-year comparison was an increase in sales to agricultural customers, resulting from a return to more normal propane demand for grain drying.

SALES

For the year ended September 30, 1997, sales increased $15.5 million, or 13.0%, to $135.2 million, as compared to $119.6 million for the year ended September 30, 1996. The increase was due to higher selling prices in response to an industry wide significant increase in propane supply costs experienced during fiscal 1997.

COST OF SALES

Cost of sales increased $13.7 million, or 23.3%, to $72.2 million for fiscal 1997, as compared to $58.6 million for fiscal 1996. The increase was due to higher per gallon propane supply costs.

GROSS PROFIT

Gross profit increased $1.9 million, or 3.1%, to $62.9 million for fiscal 1997, as compared to $61.1 million for fiscal 1996. The increase in gross profit resulted from higher per gallon margins across all market segments which was partially offset by the impact of slightly lower retail propane volume.

DELIVERY AND BRANCH EXPENSES

Delivery and branch expenses increased $1.7 million, or 4.8%, to $36.4 million for fiscal 1997, as compared to $34.8 million for fiscal 1996. The increase was primarily due to the additional expenses associated with the first fiscal quarter's increase in agricultural volume, higher vehicle operating costs due to an increase in fuel costs and higher employee benefit expenses.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased $0.6 million, or 6.1%, to $10.4 million for fiscal 1997, as compared to $9.8 million for fiscal 1996, due to the impact of two acquisitions completed since March 15, 1996, the amortization of certain deferred charges relating to the Partnership's First Mortgage Notes and depreciation expense associated with capital expenditures made during fiscal 1997 and 1996.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $0.4 million, or 5.6%, to $6.8 million for fiscal 1997, as compared to $6.5 million for fiscal 1996. This increase was primarily due to $0.9 million of one-time expenses associated with the exploration of strategic alternatives designed to maximize unitholder value including, without limitation, the sale or merger of the Partnership offset by lower acquisition related expenses. On March 3, 1997, the Partnership decided to terminate its efforts to seek a merger or possible sale of the Partnership.

INTEREST EXPENSE, NET

Interest expense , net declined $0.1 million, or 2.2%, to $7.0 million for fiscal 1997, as compared to $7.1 million for fiscal 1996. This reduction was primarily due to a decline in the weighted average borrowing rate.

INCOME TAX EXPENSE

Income tax expense primarily represents certain state income taxes related to the Partnership's wholly owned corporate subsidiary which conducts non-qualifying master limited partnership business.

NET INCOME

Net income decreased $0.6 million or 22.4% to $2.0 million for fiscal 1997, as compared to $2.6 million for fiscal 1996. This decrease was attributable to the increase in operating expenses, $0.9 million of one-time costs associated with the exploration of strategic alternatives and $0.6 million of depreciation and amortization which was partially offset by $1.9 million increase in gross profit.

EBITDA

EBITDA (defined as operating income (loss) plus depreciation and amortization less net gain (loss) on sales of businesses and equipment) decreased $0.2 million, or 1.0%, to $19.7 million for fiscal 1997, as compared to $19.9 million for fiscal 1996. Excluding the one-time expenses associated with the strategic alternative, EBITDA increased $0.7 million, or 3.7%, to $20.6 million due to improved per gallon margins across all market segments and growth in the customer base provided by both internal marketing and acquisition efforts. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

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


GENERAL AND ADMINISTRATIVE EXPENSES

   General and administrative expenses increased approximately $0.4 million to $6.5 million for fiscal 1996, as compared to $6.1 million for fiscal 1995. This increase was primarily due to $0.4 million of non-recurring expenses associated with certain professionals engaged by the partnership to assist management in analyzing and structuring two significant acquisition candidates.

NET GAIN (LOSS) ON SALES OF ASSETS

   Loss on sales of assets declined to $0.3 million for fiscal 1996 from $0.9 million in fiscal 1995. During fiscal 1995 a loss of $0.7 million was recorded in connection with the sale of the southern Georgia operations.


INTEREST EXPENSE, NET

   Interest expense, net of interest income, declined 16.7% or $1.4 million to $7.1 million for fiscal 1996, as compared to $8.5 million for fiscal 1995. This reduction was primarily due to a decline in the weighted average long-term borrowing rate and additional income generated on higher cash balances. For further discussions concerning the Partnership's debt structure. (See Note 10 of the Consolidated Financial Statements of the Partnership.)


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

EBITDA

   EBITDA (defined as operating income (loss) plus depreciation and amortization less net gain (loss) of sale of businesses and equipment) increased $6.3 million or 46.7% to $19.9 million for fiscal 1996 as compared to $13.5 million for fiscal 1995. This improvement in EBITDA was the result of the volume increase associated with colder temperatures and growth in the Partnership's customer base due to both acquisitions and internal marketing, partially offset by the impact of lower per-gallon gross profit margins experienced during the second quarter of fiscal 1996. For continuing operations, delivery and branch expenses declined by 6.4%, when measured on a per gallon basis, due to the impact of the cost reduction programs implemented over the past two years and the increase in volume. Also contributing to the growth in EBITDA was the divestiture of the southern Georgia operations, which reduced EBITDA in the prior year by approximately $0.6 million. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.


LIQUIDITY AND CAPITAL RESOURCES

   For fiscal 1996, net cash flow provided by operating activities of $10.0 million consisted of $2.6 million of net income and $9.8 million of depreciation and amortization, which was offset by a $2.4 million increase in working capital and other changes. Inventories increased by $2.3 million due to both an increase in propane gallons stored and higher per unit propane costs. Net accounts receivable increased by $0.6 million due to an increase in sales in the fourth quarter of fiscal 1996 compared to the fourth quarter of fiscal 1995.
Net cash used in investing activities was $7.0 million for 1996, as the proceeds from the sale of fixed assets of $0.8 million were used to partially fund $2.4 million of acquisitions and $5.3 million of capital expenditures, including $2.3 million of maintenance capital expenditures.

   For fiscal 1997, net cash flow provided by operating activities of $19.0 million combined with $0.3 million from the sale of certain fixed assets amounted to $19.3 million. These funds were utilized in investing activities to fund $5.3 million of capital expenditures (including $3.1 million of maintenance capital expenditures), in financing activities to repay net credit facility borrowings of $2.4 million and to pay Partnership distributions of $11.8 million. As a result of the above activities, cash at September 30, 1997 declined by $0.2 million to $0.9 million, as compared to $1.1 million on hand at the beginning of the period.

   On October 22, 1997, the Partnership completed the Pearl Gas Acquisition. The total cost of the acquisition Gas was $23.0 million which was paid cash (including estimated working capital of $1.9 million which is subject to adjustments) and includes $0.4 million of transactional expenses plus the issuance of limited and general partner interests in the Partnership, including 147,727 Common Units issued to the General Partner (valued in total as of acquisition date at $3.5 million). The Partnership funded the cash purchase price with $2.0 million of available cash and $21.0 million borrowed under the Partnership's Acquisition Facility. (See Note 7 to the Consolidated Financial Statements for further discussion of this transaction).

   Based on its current cash position, bank credit availability and expected net cash flow from operating activities, the Partnership expects to be able to meet all of its obligations for fiscal 1998, as well as all of its other current obligations as they become due. For fiscal 1998, the Partnership anticipates paying interest on its First Mortgage Notes and acquisition facility of $8.3 million, anticipates paying Limited and General Partner distributions of $12.1 million, and plans to purchase fixed assets of approximately $3.0 million.

LIQUIDITY AND CAPITAL RESOURCES

   Certain statements in this Annual Report that do not reflect historical information are forward-looking statements. These include statements about markets in 1998; cost reduction targets; return on capital goals; ongoing and planned capacity additions and expansions. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: supply/demand balance for the Partnership's products, competitive pricing pressures, weather patterns, and changes in industry laws and regulations.

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

   William P. Nicoletti and Elizabeth K. Lanier, who are neither officers nor employees of the General Partner nor directors, officers or employees of any affiliate of the General Partner, have been appointed to serve on the Audit Committee of the General Partner's Board of Directors with the authority to review, at the request of the General Partner, specific matters as to which the General Partner believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the General Partner is fair and reasonable to the Partnership. Any matters approved by the Audit Committee will be conclusively deemed to be fair and reasonable to the Partnership, approved by all partners of the Partnership and not a breach by the General Partner of any duties it may owe the Partnership or the Unitholders. In addition, the Audit Committee will review external financial reporting of the Partnership, will recommend engagement of the Partnership's independent accountants and will review the Partnership's procedures for internal auditing and the adequacy of the Partnership's internal accounting controls. With respect to such additional matters, the Audit Committee may act on its own initiative to question the General Partner and, absent the delegation of specific authority by the entire Board of Directors, its recommendations with regard thereto will be advisory.

   As is commonly the case with publicly traded limited partnerships, the Partnership will not directly employ any of the persons responsible for managing or operating the Partnership. The management and workforce of Star Gas and certain employees of Petro manage and operate the Partnership's business as officers and employees of the General Partner and its Affiliates. See Item 1 - Business--Employees.

DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER



   The following table sets forth certain information with respect to the directors and executive officers of the General Partner. Executive officers and directors are elected for one-year terms.


                NAME                    AGE     POSITION WITH THE GENERAL PARTNER
------------------------------------  -------  -----------------------------------
Irik P. Sevin(1)....................    50      Chairman of the Board of
                                                 Directors
William G. Powers, Jr...............    44      President and Chief Executive
                                                 Officer
David R. Eastin.....................    39      Vice President -- Operations
Norman L. Bushey....................    68      Vice President --
                                                 Safety/Compliance
Richard F. Ambury...................    40      Vice President-Finance
Audrey L. Sevin.....................    71      Director and Secretary
Thomas J. Edelman...................    46      Director
Paul Biddelman......................    51      Director
Wolfgang Traber(1)..................    53      Director
William P. Nicoletti(2).............    52      Director
Elizabeth K. Lanier(2)..............    46      Director


--------------------
(1)  Member of the Compensation Committee
(2)  Member of the Audit Committee



IRIK P. SEVIN has been the Chairman of the Board of Directors of Star Gas since December 1993. Mr. Sevin has been a Director of Petro since its organization in October 1979, and Chairman of the Board of Petro since January 1993. Mr. Sevin has been President of Petro, Inc. since November 1979 and of Petro since 1983. Mr. Sevin was an associate in the investment banking division of Kuhn Loeb & Co. and then Lehman Brothers Kuhn Loeb Incorporated from February 1975 to December 1978. Mr. Sevin is a graduate of the Cornell University School of Industrial and Labor Relations (B.S.), New York University School of Law (J.D.) and the Columbia University School of Business Administration (M.B.A.).

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

DAVID R. EASTIN has served as Vice President of Operations of Star Gas since September 1995. He joined Star Gas in 1992, and served as a Regional Manager and as Director of Operations--Eastern Area. Prior to joining Star Gas, he was employed by Ferrellgas, Inc. (1987 through 1992) and a predecessor company, Buckeye Gas Products (1980 through 1987), in a variety of operational capacities. Mr. Eastin is a graduate of the University of Tulsa (B.S. 1980) and Duquesne University (M.B.A. 1985).

RICHARD F. AMBURY has been Vice President of Finance of Star Gas since February 1996. Prior to joining Star Gas, he was employed by Petro from 1983-1996 where he served in various accounting/finance capacities. From 1979 to 1983, Mr. Ambury was employed by a predecessor firm of KPMG Peat Marwick LLP, a public accounting firm. Mr. Ambury graduated from Marist College with a degree in Business Administration in 1979 and has been a Certified Public Accountant since 1981.


NORMAN L. BUSHEY has served as Vice President of Safety/Compliance of Star Gas since September 1995. Prior thereto he served as the Northeast Area Safety Manager for Star Gas following Star Gas' acquisition of Maingas, Inc. in 1988. From 1974 through 1988, Mr. Bushey served as Vice President and General Manager of Maingas, Inc. From 1953 through 1974, Mr. Bushey was employed by Suburban Propane.


AUDREY L. SEVIN has been a Director of Star Gas since December 1993 and the Secretary of Star Gas since June 1994. Mrs. Sevin has been a Director and Secretary of Petro since its organization in October 1979. Mrs. Sevin was a Director, executive officer and principal shareholder of A. W. Fuel Co., Inc. from 1952 until its purchase by Petro in May 1981. Mrs. Sevin is a graduate of New York University (B.S.).

THOMAS J. EDELMAN has been a Director of Star Gas from December 1993 through June 1995 and since October 1995. Mr. Edelman has been a Director of Petro since its organization in October 1979. Mr. Edelman is the Chairman of the Board, President and Chief Executive Office of Patina Oil & Gas Corporation since its formation in May 1996. Mr. Edelman also serves as Chairman of Lomak Petroleum, Inc. He co-founded Snyder Oil Corporation and was its President and a Director from 1981 through February 1997. Prior to 1981, he was a Vice President of The First Boston Corporation. From 1975 through 1980, Mr. Edelman was with Lehman Brothers Kuhn Loeb Incorporated. Mr. Edelman received his Bachelor of Arts Degree from Princeton University and his Masters Degree in Finance from Harvard University's Graduate School of Business Administration. Mr. Edelman serves as a Director of Paradise Music & Entertainment, Inc., Weatherford Enterra, Inc., and serves as a Trustee of The Hotchkiss School.


PAUL BIDDELMAN has been a Director of Star Gas from December 1993 through June 1995 and since October 1995, and a Director of Petro since October 1994. Mr. Biddelman has been Treasurer of Hanseatic Corporation since April 1992. Mr. Biddelman is also a Director of Celadon Group, Inc., Electronic Retailing Systems International, Inc., Insituform Technologies, Inc. and Premier Parks, Inc.

WOLFGANG TRABER has been a Director of Star Gas from December 1993 through June 1995 and since October 1995. Mr. Traber has been a Director of Petro since its organization in October 1979. Mr. Traber is Chairman of the Board of Hanseatic Corporation, a private investment corporation in New York, New York. Mr. Traber is a Director of Deltec Asset Management Corporation, Blue Ridge Real Estate Company, Hellespont Tankers Ltd. and M.M. Warburg & CO.

WILLIAM P. NICOLETTI has been a Director of Star Gas since November 1995. Since 1991, Mr. Nicoletti has been Managing Director of Nicoletti & Company Inc., a private investment bank servicing clients in energy-related industries. From 1988 through 1990, he was a Managing Director and head of the Energy and Natural Resources Group of PaineWebber Incorporated. From 1969 through 1987, he was with E.F. Hutton & Company Inc., where from 1980 through 1987 he was a Senior Vice President and head of the Energy and Natural Resources Group. He is also Chairman of the Board of Amerac Energy Corporation and a Director of Domain Energy Corporation and StatesRail, Inc.

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

  On November 7, 1997, the General Partner announced that William G. Powers, Jr., the President and Chief Executive Officer of the General Partner, had been appointed as the President of Petro, effective as of December 1, 1997 and that Joseph P. Cavanaugh, Senior Vice President of Petro, will succeed Mr. Powers as President and Chief Executive Officer of the General Partner. The General Partner also announced that Mr. Powers will become a Director of the General Partner and a member of the newly organized management committee of the Board of Directors of the General Partner (consisting of Mr. Powers and Irik P. Sevin, Chairman of the Board) effective as of December 1, 1997.

  Mr. Cavanaugh, 60, has been Senior Vice President-Safety and Compliance of Petro since January 1993. From October 1985 to January 1993, Mr. Cavanaugh was Vice President of Petro. Mr. Cavanaugh was Controller of Petro, Inc. from 1973 to 1985 and of Petro from its organization in 1983 until 1994. Mr. Cavanaugh has also taken an active role in assisting the Partnership's management with the development of safety/compliance programs, assisting with acquisitions and their subsequent integration into the Partnership and with the Partnership's risk management efforts, since Petro's initial involvement with the Star Gas Group in 1993. Mr. Cavanaugh is a graduate of Iona College (B.B.A.) and Pace University (M.S. in Taxation).


MEETINGS AND COMPENSATION OF DIRECTORS

   During fiscal 1997, the Board of Directors met six times, including one via telephonic conference. All Directors attended each meeting except for Messrs. Sevin and Edelman who attended six meetings and Mr. Traber who attended five meetings. Star Gas pays each director including the chairman an annual fee of $17,500. Members of the audit committee receive an additional $5,000 per annum.


COMMITTEES OF THE BOARD OF DIRECTORS

   The Company's Board of Directors has an Audit Committee and a Compensation Committee. The members of each committee are appointed by the Board of Directors for a one year term and until their respective successors are elected.

   In connection with the Partnership's decision to explore strategic alternatives to maximize shareholder value, the board of directors appointed a special committee to review the proposals received by Morgan Stanley & Co., Incorporated. Ms. Lanier and Mr. Nicoletti received $20,000 each for compensation in serving on this committee.


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


   In addition, the General Partner owns 2,396,078 subordinated units and 147,727 common units of the Partnership and is entitled to receive distributions on such Units, and the General Partner is entitled to incentive distributions in respect of its general partner interest.



                        ITEM 11.  EXECUTIVE COMPENSATION


   The following table sets forth the annual salary, bonuses and all other compensation awards and payouts to the President and Chief Executive Officer and to certain named executive officers of the General Partner for services rendered to Star Gas and its subsidiaries during the fiscal years ended September 30, 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE

                                                                        Annual Compensation
                                                        ------------------------------------------------------------
                                                                                                       OTHER
                                                                                                       ANNUAL
               NAME AND PRINCIPAL POSITION              YEAR        SALARY          BONUS           COMPENSATION
------------------------------------------              ----        ------          -----           ------------
William G. Powers, Jr.
    President and Chief Executive Officer                1997      $225,000        $100,000         $20,803  (1)
                                                         1996      $225,000        $100,000         $21,071  (1)
                                                         1995      $219,231        $ 75,000         $18,094  (1)
Richard F. Ambury
    Vice President - Finance                             1997      $143,000         $35,750         $20,408  (1)
                                                         1996      $ 99,667(4)      $25,000            --
David R. Eastin
    Vice President - Operations                          1997      $120,000         $30,000         $ 3,214  (2)
                                                         1996      $106,826         $26,707         $ 9,292  (3)
                                                         1995      $ 89,896         $10,000            --
Norman L. Bushey
    Vice President - Safety/Compliance                   1997       $70,000         $17,500         $ 2,625  (2)
                                                         1996       $63,000         $15,750         $ 1,900  (2)

------------------------------

(1) Represents amounts paid in lieu of contribution under Star Gas' 401(k) plan.
(2) Represents matching contributions paid to Star Gas' 401(k) plan.
(3) Represents a $7,570 relocation allowance and Star Gas' matching contribution to Mr. Eastin's 401(k) retirement plan of $1,722.
(4) Mr. Ambury joined Star Gas on February 1, 1996.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                     NUMBER OF UNEXERCISED OPTIONS AT
                                            SEPTEMBER 30, 1997                  VALUE OF IN THE MONEY OPTIONS
NAME                                  Exercisable(E)/Unexercisable(U)              AT SEPTEMBER 30, 1997(1)
---------------------------------    --------------------------------           -----------------------------
William G. Powers, Jr.                           30,000 (U)                                 $3,750
David R. Eastin                                  10,000 (U)                                 $1,250

--------------------------------
(1) Values are calculated by deducting the exercise price from the fair market value of the common units as of September 30, 1997.


OPTIONS GRANTED IN LAST FISCAL YEAR

   None.


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


401(K) PLAN

   The Star Gas Corporation Employee Savings Plan is a voluntary defined contribution plan covering non-union and union employees who have attained the age of 21 and who have completed one year of service. Participant's in the plan may elect to contribute a sum not to exceed 15% of a participant's compensation. For non-union employees, the Company contributes a matching amount equaling the participant's contribution not to exceed 3% of the participant's compensation. In addition, the plan allows the Company to contribute an additional discretionary amount which will be allocated to each participant based on such participant's compensation as a percentage of total compensation of all participant's.

                                    ITEM 12.
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


OWNERSHIP OF COMMON AND SUBORDINATED UNITS


   The following table set forth certain information as of November 4, 1997 regarding the beneficial ownership of (i) the Common and Subordinated Units of the Partnership by certain beneficial owners and all directors of the General Partner, each of the named executive officers and all directors and executive officers as a group. The General Partner knows of no person beneficially owning more than 5% of the Common Units.



                                                                           UNITS
                                   NAME AND ADDRESS OF                  BENEFICIALLY             PERCENT OF
TITLE OF CLASS                      BENEFICIAL OWNER                      Owned(1)                 Class
--------------                    ---------------------                -------------            -----------
Common Units                      Richard F. Ambury(1)                      525                      --
Common Units                      Star Gas Corporation(1)               147,727                     4.8%
Subordinated Units                Star Gas Corporation(1)             2,396,078                   100.0%

---------
(1) The address of such person is care of the Partnership at 2187 Atlantic Street, Stamford, CT 06902.

OWNERSHIP OF PETRO COMMON STOCK BY THE DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER


   The table below sets forth as of November 1, 1997, the beneficial ownership of Petro Common Stock by each director and each named executive officer of the General Partner, as well as the directors and all of the executive officers of the General Partner as a group. The total shares beneficially owned by the directors and executive officers as a group, including 393,518 shares of Class A Common Stock and 70,379 shares of Class C Common Stock subject to options exercisable within the next 60 days, represent 22.03% of Petro's outstanding Class A Common Stock and 55.67% of Petro's outstanding Class C Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class C Common Stock is entitled to 10 votes, but otherwise the two Classes have the same rights. Petro's Class A Common Stock is traded on the NASDAQ National Market (Symbol: HEAT).

                                          Number of Shares (1)              Percent of Total     Percent of
                                        ----------------------------      -------------------   Total Voting
            Name                          Class A          Class C        Class A     Class C     Power (2)
----------------------------------      ------------      ----------      -------     -------   ------------
Audrey L. Sevin (3)................     1,888,624         477,716          7.95%       18.39%       13.41%
Irik P. Sevin (3)..................     1,167,847(4)      272,020(4)       4.84%       10.20%        7.65%
Wolfgang Traber (5)................     1,652,203(6)      606,472(7)       6.96%       23.35%       15.52%
Thomas J. Edelman (3)..............       593,049(8)      129,019          2.50%        4.97%        3.79%
Paul Biddelman (5).................     1,654,589(6)      597,424          6.97%       23.00%       15.34%
William G. Powers, Jr. (3)                     --              --            --           --           --
Richard F. Ambury (3)..............        12,345(9)           --          0.05%          --         0.02%
David R. Eastin (3)                            --              --            --           --          --
Norman L. Bushey (3)                           --              --            --           --          --
Elizabeth K. Lanier (10)                       --              --            --           --          --
William P. Nicoletti (11)                      --              --            --           --          --
All officers and directors as a
 group (11 persons)................     5,316,454       1,485,227         22.03%       55.67%       39.86%

--------------------------
 (1) For purposes of this table, a person or group is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days after November 1, 1997. For purposes of calculating the percentage of outstanding shares held by each person named above, any shares which such person has the right to acquire within 60 days after November 1, 1997 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.
 (2) Total voting power means the total voting power of all shares of Class A Common Stock and Class C Common Stock. This column reflects the percentage of total voting power represented by all shares of Class A Common Stock and Class C Common Stock held by the named persons.
 (3) The address of such person is c/o the Partnership at 2187 Atlantic Street, Stamford, CT 06902.
 (4) Includes options to purchase 381,518 shares of Class A Common Stock and 70,379 shares of Class C Common Stock.
 (5) The address of such person is 450 Park Avenue, New York, NY 10022.
 (6) Includes 1,652,203 shares held by Hanseatic Americas LDC, a Bahamian limited duration company in which the sole managing member is Hansabel Partners, LLC, a Delaware limited liability company in which the sole managing member is Hanseatic Corporation, a New York corporation ("Hanseatic"). Messrs. Traber and Biddelman are executive officers of Hanseatic and Mr. Traber holds in excess of a majority of the shares of capital stock of Hanseatic.
 (7) Includes 298,717 shares owned by each of Hanseatic and Tortosa Vermogensverwaltungsgesellschaft gmbh ("Tortosa"), a German corporation owned and controlled by Hubertus Langen, and as to which Hanseatic and Tortosa each hold shared voting power.
 (8) Includes 76,000 shares of Class A Common Stock owned by Mr. Edelman's wife and minor children.
 (9) Includes options to purchase 12,000 shares of Class A Common Stock.
(10) The address of such person is 221 E. Fourth St., 30th Fl., Cincinnati, OH 45202.
(11) The address of such person is 1155 Avenue of the Americas, 29th Fl., New York, NY 10036.

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

   Based solely on its review of the copies of such forms received by the General Partner, or written representations from certain reporting persons that no Form 5's were required for those persons, the General Partner believes that during fiscal year 1997 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were met in a timely manner.

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

   For the period October 1, 1996 through September 30, 1997, the Partnership reimbursed the General Partner and Petro $17.1 million representing salary, payroll tax and other compensation to the employees of the General Partner, including $0.2 million paid to Petro for corporate services such as compliance, supply and finance. In addition, the Partnership has reimbursed Petro for $0.9 million relating to the Partnership's share of the costs incurred by Petro in conducting the operations of a certain shared branch location which includes managerial services.

   Petro and the General Partner entered into a Management Services Agreement on December 21, 1993 pursuant to which Petro agreed to provide executive, financial and managerial oversight services to the General Partner for a period of ten years. Pursuant to the Management Services Agreement, Petro was entitled to a yearly management fee of $500,000, plus a bonus under certain circumstances.
For the fiscal years ended September 30, 1995, the General Partner paid fees of $500,000 pursuant to the Management Services Agreement. The Management Services Agreement was terminated in December 1995.

   Prior to Petro's acquisition of Star Gas, Star Gas engaged Nicoletti & Company Inc., an investment banking firm owned by William P. Nicoletti, who is now a Director of the General Partner, to perform certain investment banking services for Star Gas. Pursuant to such engagement, Star Gas paid Nicoletti & Company Inc. fees of $81,600, $521,500 and $40,000 for services rendered during 1994, 1993 and 1992, respectively. In 1995, Star Gas paid Nicoletti & Company Inc. $20,000 in advisory fees in connection with a proposed acquisition. In 1997, Star Gas paid Mr. Nicoletti $20,000 for serving on the Board of Directors Special Committee which explored the possible sale or merger of the Partnership.

   Elizabeth K. Lanier, a Director of the General Partner, was a partner in the law firm of Frost & Jacobs, in Cincinnati, Ohio until June 1996. Frost & Jacobs has acted as counsel to Star Gas in connection with certain litigation matters. In 1997, Star Gas paid Ms. Lanier $20,000 for serving on the Board of Directors Special Committee which explored the possible sale or merger of the Partnership.

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

  (a) 1. Financial Statements

         See "Index to Consolidated Financial Statements and Financial Statement Schedule" set forth on page F-1.

      2. Financial Statement Schedule.

         See "Index to Consolidated Financial Statements and Financial Statement Schedule" set forth on page F-1.

      3. Exhibits.

         See "Index to Exhibits" set forth on page 31.

  (b)    Reports on Form 8-K.

         The Partnership did not file a Form 8-K during the quarter ended September 30, 1997.

                               INDEX TO EXHIBITS
                                  DESCRIPTION
                                  -----------

            Exhibit
            Number   Description
            -------  ---------------------------------------------------
     (1)      3.1    Form of Agreement of Limited Partnership of Star
                     Gas Partners, L.P. (included as Appendix A to
                     the Prospectus)
     (1)      3.2    Form of Agreement of Limited Partnership of
                     Star Gas Propane, L.P.
     (1)     10.1    Form of Credit Agreement among Star Gas Propane,
                     L.P. and certain banks
     (1)     10.2    Form of Conveyance and Contribution Agreement
                     among Star Gas Corporation, the Partnership and
                     the Operating Partnership
     (1)     10.3    Form of First Mortgage Note Agreement among
                     certain insurance companies, Star Gas
                     Corporation and Star Gas Propane, L.P.
     (1)     10.4    Intercompany Debt
     (1)     10.5    Form of Non-competition Agreement between Petro
                     and the Partnership
     (1)     10.6    Form of Star Gas Corporation 1995 Unit Option
                     Plan
     (1)     10.7    Amoco Supply Contract
     (1)       21    Subsidiaries of the registrant
     (2)       27    Financial data schedule
     (3)     99.1    Stock Purchase Agreement dated October 20, 1997
     (3)     99.2    Conveyance and Contribution Agreement
     (3)     99.3    Second Amendment dated October 21, 1997 to the Bank
                     Credit Agreement

     ___________________
     (1) Incorporated by reference to the same Exhibit to Registrant's Statement on Form S-1, File No. 33-98496, filed with the Commission on December 13, 1995.

     (2) Filed herein.

     (3) Incorporated by reference to the same Exhibit to Registrants Statement on Form 8-K filed on October 23, 1997.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:


                                         Star Gas Partners, L.P.
                                By: Star Gas Corporation (General Partner)


                                         William G. Powers, Jr.
                                         ----------------------
                                By: /s/  William G. Powers, Jr.
                                         William G. Powers, Jr.
                                         President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature                             Title                         Date
---------                             -----                         ----
/s/  William G. Powers, Jr.         President                  November 24, 1997
     ----------------------         Star Gas Corporation
     William G. Powers, Jr.         Principal Executive
                                    Officer)

/s/  Richard F. Ambury              Vice President - Finance   November 24, 1997
     -----------------              Star Gas Corporation
     Richard F. Ambury              (Principal Financial and
                                    Accounting Officer)

/s/  Irik P. Sevin                  Director                   November 24, 1997
     --------------------           Star Gas Corporation
     Irik P. Sevin

/s/  Audrey L. Sevin                Director                   November 24, 1997
     --------------------           Star Gas Corporation
     Audrey L. Sevin

/s/  William P. Nicoletti           Director                   November 24, 1997
     --------------------           Star Gas Corporation
     William P. Nicoletti

/s/  Elizabeth K. Lanier            Director                   November 24, 1997
     --------------------           Star Gas Corporation
     Elizabeth K. Lanier

/s/  Paul Biddelman                 Director                   November 24, 1997
     --------------------           Star Gas Corporation
     Paul Biddelman

/s/  Thomas J. Edelman              Director                   November 24, 1997
     --------------------           Star Gas Corporation
     Thomas J. Edelman

/s/  Wolfgang Traber                Director                   November 24, 1997
     --------------------           Star Gas Corporation
     Wolfgang Traber


                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE
                                                                            ----

PART II   FINANCIAL INFORMATION:

          Item 8 - Financial Statements

          Star Gas Partners, L.P. and Subsidiary and the Star Gas
          -------------------------------------------------------
          Group(Predecessor)
          ------------------

            Independent Auditors' Report .................................  F-2

            Consolidated Balance Sheets as of September 30, 1996
            and 1997......................................................  F-3

            Consolidated Statements of Operations for the year ended
            September 30, 1995 (Predecessor), and from October 1, 1995 through December 20, 1995 (Predecessor), December 20, 1995 through September 30, 1996, and the year ended September 30,
            1997..........................................................  F-4

            Consolidated Statement of Partners' Capital for the period
            December 20, 1995 through September 30, 1996 and the year
            ended September 30, 1997 and the Consolidated Statement of
            Predecessor's Equity for year ended September 30, 1995
            (Predecessor) and the period October 1, 1995 through December 20,
            1995 (Predecessor)............................................  F-5

            Consolidated Statements of Cash Flows for the year ended
            September 30, 1995 (Predecessor), and from October 1, 1995 through December 20, 1995 (Predecessor), December 20, 1995 through September 30, 1996, and the year ended September 30,
            1997 .........................................................  F-6

            Notes to Consolidated Financial Statements ..................   F-7 -- F-18
            Schedule for the years ended September 30, 1995, 1996 and 1997

                  II.  Valuation and Qualifying Accounts .................  F-19

                      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes therein.

                          INDEPENDENT AUDITORS' REPORT


The Partners of Star Gas Partners, L.P.:


         We have audited the consolidated financial statements of Star Gas Partners, L.P. and Subsidiary and its Predecessor as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Star Gas Partners, L.P. and Subsidiary and its Predecessor as of September 30, 1996 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



         Stamford, Connecticut                             KPMG Peat Marwick LLP
         November 7, 1997

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                                1996                   1997
                                                                ----                   ----
ASSETS

Current assets:
   Cash and cash equivalents                                   $  1,106               $    889
   Receivables, net of allowance of $291 and
      $273, respectively                                          7,226                  5,720
   Inventories                                                    8,494                  6,597
   Prepaid expenses and other current assets                      1,016                    959
                                                               --------               --------
      Total current assets                                       17,842                 14,165

Property and equipment, net                                      97,733                 95,282

Intangibles and other assets, net                                41,338                 38,022
                                                               --------               --------
      Total assets                                             $156,913               $147,469
                                                               ========               ========
LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
   Bank credit facility borrowings                             $  2,350               $     --
   Accounts payable                                               1,991                  3,178
   Accrued expenses                                               2,757                  3,004
   Accrued interest                                                 340                    321
   Customer credit balances                                       2,858                  4,343
                                                               --------               --------
      Total current liabilities                                  10,296                 10,846
                                                               --------               --------
Long-term debt                                                   85,000                 85,000
Other long-term liabilities                                         219                     45

Partners' Capital:
   Common unitholders                                            52,821                 47,573
 Subordinated unitholder                                          8,410                  4,034
 General partner                                                    167                    (29)
                                                               --------               --------
      Total Partners' Capital                                    61,398                 51,578
                                                               --------               --------
      Total Liabilities and Partners' Capital                  $156,913               $147,469
                                                               ========               ========

See accompanying notes to consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                    YEAR             OCTOBER 1, 1995      DECEMBER 20,       OCTOBER 1, 1995
                                    ENDED                THROUGH             1995                THROUGH
                                SEPTEMBER 30,          DECEMBER 20,         THROUGH           SEPTEMBER 30,         YEAR ENDED
                                    1995                  1995            SEPTEMBER 30,            1996            SEPTEMBER 30,
                                (Predecessor)         (Predecessor)           1996              (Combined)             1997
                              -----------------    -------------------   ---------------    -----------------    ----------------
Sales                              $104,550             $28,159              $91,475            $119,634              $135,159
Cost of sales                        49,660              12,808               45,749              58,557                72,211
                                   --------             -------              -------            --------              --------
   Gross profit                      54,890              15,351               45,726              61,077                62,948

Delivery and branch                  35,222               7,729               27,021              34,750                36,427
Depreciation and
   amortization                      10,073               2,177                7,631               9,808                10,405
General and
   administrative                     6,127               1,349                5,108               6,457                 6,818
Net (loss) on sales of
   assets                              (913)               (113)                (147)               (260)                 (295)
                                   --------             -------              -------            --------              --------
Operating income                      2,555               3,983                5,819               9,802                 9,003
Interest expense, net                 8,549               1,922                5,202               7,124                 6,966
                                   --------             -------              -------            --------              --------
Income (loss) before
  income taxes                       (5,994)              2,061                  617               2,678                 2,037
Income tax expense                      175                  60                   25                  85                    25
                                   --------             -------              -------            --------              --------
Net income (loss)                  $ (6,169)            $ 2,001              $   592            $  2,593              $  2,012
                                   ========             =======              =======            ========              ========
General Partner's
  interest in net income                                                     $    12                                  $    $40
                                                                             -------                                  --------
Limited Partners'
  interest in net income                                                     $   580                                  $  1,972
                                                                             =======                                  ========
Net Income per Limited
  Partner unit                                                               $  0.11                                  $   0.37
                                                                             =======                                  ========
Weighted average number
 of Limited Partner
 units outstanding                                                             5,271                                     5,271
                                                                             =======                                  ========

See accompanying notes to consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY

      CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL AND PREDECESSOR EQUITY
                     (IN THOUSANDS, EXCEPT PER UNIT DATA)

                             PREDECESSOR'S EQUITY
         YEAR ENDED SEPTEMBER 30, 1995 AND THE PERIOD OCTOBER 1, 1995
                           THROUGH DECEMBER 20, 1995

                                                 8%                                                         Total
                                             Cumulative      12.5%       Capital in                     Predecessor's
                                             Preferred      Preferred     Excess of                        Equity
                                               Stock         Stock       Par Value       Deficit        (Deficiency)
                                             ---------      ---------    ----------      -------        -----------
Balance as of September 30, 1994              $ 500           $ --       $108,336       $(64,508)          $44,328
 Conversion of preferred stock                 (266)           319            (53)            --                --
 Redemption of preferred stock                  (49)            --         (5,042)            --            (5,091)
 Stock dividends declared                         4             --            368           (732)             (360)
 Cash dividends preferred stock                  --             --             --         (5,287)           (5,287)
 Purchase accounting adjustment                  --             --        (51,906)        68,790            16,884
 Net loss                                        --             --             --         (6,169)           (6,169)
                                              -----           ----       --------       --------           -------
Balance as of September 30, 1995                189            319         51,703         (7,906)           44,305
 Dividends                                                                               (21,309)          (21,309)
 Additional capital contribution                 --             --          4,184             --             4,184
 Net income                                      --             --             --          2,001             2,001
                                              -----           ----       --------       --------           -------
Balance as of December 20, 1995               $ 189           $319       $ 55,887       $(27,214)          $29,181
                                              =====           ====       ========       ========           =======

                               PARTNERS' CAPITAL
       FOR THE PERIOD ENDED DECEMBER 20, 1995 THROUGH SEPTEMBER 30, 1996
                     AND THE YEAR ENDED SEPTEMBER 30, 1997

                                           Number of Units                                                  Total
                                      -------------------------                                General     Partners'
                                       Common     Subordinated     Common     Subordinated     Partner      Capital
                                       ------     ------------     ------     -----------      -------     ---------
Balance as of December 20, 1995            --               --      $    --       $    --       $  --      $     --

 Contribution of assets, net               --            2,396           --        10,956         225        11,181
 Issuance of Common Units, net          2,875               --       55,875            --          56        55,931
 Net Income                                --               --          317           263          12           592
 Distributions ($1.17 per unit)            --               --       (3,371)       (2,809)       (126)       (6,306)
                                        -----            -----      -------       -------       -----      --------
Balance as of September 30, 1996        2,875            2,396       52,821         8,410         167        61,398
                                        -----            -----      -------       -------       -----      --------
 Net Income                                --               --        1,077           895          40         2,012
 Distributions ($2.20 per unit)            --               --       (6,325)       (5,271)       (236)      (11,832)
                                        -----            -----      -------       -------       -----      --------
Balance as of September 30, 1997        2,875            2,396      $47,573       $ 4,034       $ (29)     $ 51,578
                                        =====            =====      =======       =======       =====      ========

See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                            OCTOBER 1
                                                              1995
                                              YEAR ENDED    THROUGH                            OCTOBER 1, 1995
                                             SEPTEMBER 30, DECEMBER 20    DECEMBER 20, 1995        THROUGH
                                                 1995         1995            THROUGH         SEPTEMBER 30, 1996      YEAR ENDED
                                            (PREDECESSOR) (PREDECESSOR)  SEPTEMBER 30, 1995      (COMBINED)       SEPTEMBER 30, 1997
                                            ------------   ----------    ------------------    -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                              $ (6,169)    $  2,001           $    592            $  2,593           $  2,012
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
Depreciation and amortization                    10,073        2,177              7,631               9,808             10,405
Provision for losses on accounts receivable         809          101                321                 422                312
Net (gain) loss on sales of assets                  913          113                147                 260                295
Changes in operating assets and liabilities:
  Decrease (increase) in receivables              1,390       (2,779)             1,766              (1,013)             1,193
  Decrease (increase) in inventories             (1,196)       1,430             (3,770)             (2,340)             1,897
  Decrease (increase) in prepaid and other
    assets                                          188         (455)               754                 299                124
  Increase (decrease) in other current
    liabilities                                  (5,504)      (1,703)             1,757                  54              2,900
  Decrease in other long-term liabilities           (87)         (12)               (89)               (101)              (174)
                                               --------     --------           --------            --------           --------
    Net cash provided by operating activities       417          873              9,109               9,982             18,964
                                               --------     --------           --------            --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                             (7,988)      (1,617)            (3,715)             (5,332)            (5,279)
Business acquisitions                            (4,557)          --             (2,440)             (2,440)                --
Proceeds from sales of fixed assets                 707          566                252                 818                374
Proceeds from sale of businesses                 13,250           --                 --                  --                 --
                                               --------     --------           --------            --------           --------
    Net cash provided by (used in) investing
      activities                                  1,412       (1,051)            (5,903)             (6,954)            (4,905)
                                               --------     --------           --------            --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings                        6,700           --              5,850               5,850              5,000
Credit facility repayments                      (10,700)          --             (3,500)             (3,500)            (7,350)
Acquisition facility borrowings                     700           --                 --                  --              3,350
Acquisition facility repayments                    (700)          --                 --                  --             (3,350)
Borrowings (repayments) of debt                   6,576      (35,783)           (53,780)            (89,563)                --
Repayments of preferred stock                    (5,091)      (8,625)                --              (8,625)                --
Cash dividends paid                                (412)     (21,309)                --             (21,309)                --
Distributions                                        --           --             (6,306)             (6,306)           (11,832)
Loan to Petro                                        --      (12,000)                --             (12,000)                --
Proceeds from issuance of First Mortgage
  Notes                                              --       85,000                 --              85,000                 --
Proceeds from issuance of Common Units, net          --           --             55,931              55,931                 --
Debt placement and credit agreement expenses         --       (1,313)              (814)             (2,127)               (94)
Cash retained by general partner                     --       (6,000)                --              (6,000)                --
                                               --------     --------           --------            --------           --------
   Net cash used in financing activities         (2,927)         (30)            (2,619)             (2,649)           (14,276)
                                               --------     --------           --------            --------           --------
   Net increase (decrease) in cash               (1,098)        (208)               587                 379               (217)
Cash at beginning of period                       1,825          727                519                 727              1,106
                                               --------     --------           --------            --------           --------
Cash at end of period                          $    727     $    519           $  1,106            $  1,106           $    889
                                               ========     ========           ========            ========           ========

See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)


1)   PARTNERSHIP ORGANIZATION AND FORMATION

       Star Gas Partners, L.P. ("Star Gas Partners" or the "Partnership") was formed on October 16, 1995, as a Delaware limited partnership. Star Gas Partners and its subsidiary, Star Gas Propane, L.P., a Delaware limited partnership, (the "Operating Partnership" or the "OLP") were formed to acquire, own and operate substantially all of the propane operations and assets and liabilities of Star Gas Corporation ("Star Gas"), a Delaware corporation (and the general partner of Star Gas Partners and the Operating Partnership) and the propane operations and assets and liabilities of Star Gas' parent corporation, Petroleum Heat and Power Co., Inc., a Minnesota corporation ("Petro"), (collectively hereinafter referred to as the "Star Gas Group" or the "Predecessor Company"). The Operating Partnership is, and the Star Gas Group was, engaged in the marketing and distribution of propane gas and related appliances to retail and wholesale customers in the United States located principally in the Midwest and Northeast. On December 20, 1995, (i) Petro conveyed all of its propane assets and related liabilities to Star Gas and (ii) Star Gas and its subsidiaries conveyed substantially all of their assets (other than $83.7 million in cash from the proceeds of the First Mortgage Notes and certain non-operating assets) to the Operating Partnership (the "Star Gas Conveyance") in exchange for general and limited partner interests in the Operating Partnership and the assumption by the Operating Partnership of substantially all of the liabilities of Star Gas and its subsidiaries (excluding certain income tax liabilities and certain other long-term obligations of Star Gas that were assumed by Petro), including the First Mortgage Notes and approximately $53.8 million in outstanding Star Gas debt due to Petro. The net book value of the assets contributed by Star Gas and its subsidiaries to the Operating Partnership exceeded the liabilities assumed by $11.2 million. Immediately after the Star Gas Conveyance, Star Gas and its subsidiaries conveyed their limited partner interests in the Operating Partnership to Star Gas Partners in exchange for an aggregate of 2.4 million Subordinated Units of limited partner interests in Star Gas Partners.

       Of the $83.7 million in cash retained by the General Partner, $35.8 million was paid to Petro in satisfaction of additional indebtedness, $8.6 million was used to redeem preferred stock of the General Partner held by Petro, $12.0 million was loaned to Petro, and $6.0 million was retained to be available to fund the General Partner's additional capital contribution obligation. The remaining $21.3 million was paid to Petro as dividends.

       During fiscal 1996, Star Gas Partners completed its initial public offering of 2.9 million Common Units, including over allotment shares of
     0.3 million, representing Limited Partner interests, at a price of $22.00 a unit. The net proceeds received of $55.9 million, after deducting underwriting discounts, commissions and expenses were contributed to the Operating Partnership and used to repay $50.3 million of debt due to Petro, which was assumed by the Operating Partnership in the Star Gas Conveyance and the Partnership used the balance of $5.6 million for general operating purposes.

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

       The Operating Partnership is and the Star Gas Group was, primarily engaged in the retail distribution of propane and related supplies and equipment to residential, commercial, industrial, agricultural and motor fuel customers, operating from 49 branches in the Midwest and 18 branches in the Northeast. Propane is used primarily for space heating, water heating and cooking by the Partnership's residential and commercial customers and as a result, weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Accordingly, actual weather conditions can vary substantially from year to year, significantly affecting the Partnership's financial performance.

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

3)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

       The Consolidated Financial Statements for the year ended September 30, 1995 and the period October 1, 1995 through December 20, 1995 include the propane operations, assets and liabilities of the Star Gas Group. The Consolidated Financial Statements for the period December 20, 1995 through September 30, 1996 and for the year ended September 30, 1997 include the accounts of Star Gas Partners, L.P., the Operating Partnership and its corporate subsidiary, Stellar Propane Service Corp., collectively referred to herein as (the "Partnership"). All material intercompany items and transactions have been eliminated in consolidation and certain reclassifications have been made to the 1995 and 1996 financial statements to conform to the 1997 presentation.

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

     Inventories

       Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. At the dates indicated the components of inventory were as follows:

                                   September 30,
                                   --------------
                                     1996    1997
                                   ------  ------
       Propane gas...............  $6,625  $4,805
       Appliances and equipment..   1,869   1,792
                                   ------  ------
                                   $8,494  $6,597
                                   ======  ======

       Substantially all of the Partnership's propane supply for the Northeast retail operations are purchased under supply contracts. Certain of the supply contracts provide for minimum and maximum amounts of propane to be purchased thereunder, and provide for pricing in accordance with posted prices at the time of delivery or include a pricing formula that typically is based on current market prices. One supply agreement, representing approximately 7,200 gallons, extends through March 31, 1999. During 1995, 1996 and 1997 spot purchases from Mont. Belvieu sources accounted for an aggregate of approximately 8%, 26% and 36%, respectively, of the Partnership's total volume of propane purchases. In addition, the three single largest suppliers accounted for an aggregate of approximately 56%, 32% and 31%, respectively, of total propane purchases in 1995, 1996 and 1997.


     Property and Equipment

       Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method.

     Intangible Assets

       The excess of cost over the fair value of net assets resulting from the acquisition of the Company by Petro in December 1994 is being amortized using the straight-line method over 25 years. For the period October 1993 through December 1994, goodwill was amortized over 10 years. Other intangible assets, including covenants not to compete and customer lists are recorded at cost and are being amortized over their estimated useful lives, ranging from 1 to 15 years. Also included as intangible assets are the costs associated with the issuance of the Company's First Mortgage Notes which are being amortized under the interest method over the life of the notes.

     It is the Partnership's policy to review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership determines that the carrying values of intangible assets are recoverable over their remaining estimated lives through undiscounted future cash flow analysis. If such a review should indicate that the carrying amount of the intangible assets is not recoverable, it is the Partnership's policy to reduce the carrying amount of such assets to fair value.

     Customer Credit Balances

       Customer credit balances represent pre-payments received from customers. These payments relate primarily to a budget payment plan whereby customers pay their estimated annual propane gas charges on a fixed monthly basis and the payments made have exceeded actual deliveries billed.

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

     Income Taxes

       The Partnership is a master limited partnership. As a result, for Federal income tax purposes, earnings or losses are allocated directly to the individual partners. Except for the Partnership's corporate subsidiary which generates non-qualifying Master Limited Partnership income, no recognition has been given to Federal income taxes in the accompanying financial statements of the Partnership. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and due to taxable income allocation requirements of the Partnership agreement.

       From December 1994 and prior to the Partnership's formation, the Predecessor filed a consolidated Federal income tax return with Petro and its affiliates. Income taxes were computed as though each company filed its own income tax return. Deferred income taxes were recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Prior to the December 1994 acquisition by Petro, Star Gas filed consolidated tax returns with its subsidiaries.

4)   QUARTERLY DISTRIBUTION OF AVAILABLE CASH

       The Partnership distributes to its partners, on a quarterly basis, all of its "Available Cash." Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the General Partner.

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

       The first distribution commenced with the quarter ending March 31, 1996 and was paid on May 15, 1996 to holders of record as of May 1, 1996. The initial distribution was $0.6225 per unit and represented a pro rata distribution of $0.0725 per unit for the period December 20, 1995 to December 31, 1995 and a quarterly distribution of $0.55 per unit for the three months ended March 31, 1996. During fiscal 1996, distributions of $1.17 per unit (including the initial distribution) were declared and paid on all common, subordinated and general partnership interests. The aggregate amount paid for such distributions was $6.3 million during fiscal 1996.

       During fiscal 1997, distributions of $2.20 per unit were declared and paid on all common, subordinated and general partnership interests. The aggregate paid for such distributions was $11.8 million during fiscal 1997.

5)   DISTRIBUTIONS FROM OPERATING SURPLUS DURING SUBORDINATION PERIOD

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

6)   ACQUISITIONS - PRO FORMA

       During fiscal 1995 and 1996, the Partnership acquired several propane dealers with an aggregate cost of $4.6 million and $2.4 million, in each respective fiscal year. There were no acquisitions of propane dealers made during fiscal 1997.

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

       Unaudited Pro forma data giving effect to the purchased businesses as if they had been acquired on October 1 of the year preceding the year of purchase.

                                           YEARS ENDED SEPTEMBER 30,
                                           -------------------------
                                              1995            1996
                                              ----            ----
Sales                                       $107,714        $120,645
                                            ========        ========
Net income (loss)                           $(6,260)          $2,817
                                            ========        ========

7)     SUBSEQUENT EVENTS - ACQUISITION OF PEARL GAS CO.

       On October 22, 1997, pursuant to a purchase agreement ("Stock Purchase Agreement") dated as of October 20, 1997, Star Gas Corporation purchased 240 shares of Common Stock ($100 par value) of Pearl Gas Co. ("Pearl"), an Ohio Corporation, representing all of the issued and outstanding capital stock of Pearl. Pearl markets and distributes propane in Ohio and Michigan through a storage and distribution system consisting of five offices, fifteen bulk storage plants, fifty employees and over forty-five vehicles. For the twelve months ended September 30, 1997, Pearl sold approximately
     14.3 million gallons of propane, primarily to residential customers. Pearl currently serves over 12,000 active customers.

       The purchase price for said stock was $22.6 million and was paid in cash. The purchase price included estimated working capital of $1.9 million. This amount will be adjusted on or before December 5, 1997 upward or downward based on actual working capital as of October 21, 1997. The amount of consideration for the Pearl Common Stock was determined by arms length bargaining between Star Gas and the Sellers. Funding for the stock purchase was provided by a $23.0 million bank acquisition facility. Subsequent to the acquisition of the common stock of Pearl, Pearl was merged into Star Gas in a tax-free liquidation.

       On October 22, 1997, a Conveyance and Contribution Agreement was entered into by, and among, the Partnership, the OLP and Star Gas Corporation. Star Gas Corporation contributed to the OLP all of the Pearl assets it obtained in the stock purchase of Pearl Gas and the subsequent merger of Pearl into Star Gas Corporation. In exchange, Star Gas received a 2.7% limited partnership interest in the OLP and a 0.00028% general partnership interest in the OLP. In addition, the OLP assumed all of the liabilities associated with the Pearl stock purchase prior and subsequent to the merger, including the $23.0 million of bank debt. The aggregate value of the interests transferred to Star Gas from the OLP is $3.5 million.

       The issuance of the additional partnership interests to Star Gas is intended to compensate Star Gas for additional significant income tax liabilities which would be reflected in the consolidated federal income tax return of Star Gas' parent corporation, Petro. The issuance of such partnership interests was approved by the Audit Committee of Star Gas and the Executive Committee of Petro.

        Star Gas then exchanged the above described interest in the OLP for a 0.00027% general partnership interest in the Partnership and 148 common units in the Partnership, at a per unit price based upon the average closing price of the Partnership's common units ten days prior to the execution of the Stock Purchase Agreement. The OLP then repaid the $23.0 million acquisition facility with $2.0 million of available cash and $21.0 million borrowed under the OLP's own acquisition facility.

8)   PROPERTY, PLANT AND EQUIPMENT

       The components of property, plant and equipment and their estimated useful lives were as follows at the indicated dates:

                                                             SEPTEMBER 30,
                                                         ----------------------
                                                         1996              1997            USEFUL LIVES
                                                         ----              ----            ------------
Land                                                  $  3,916          $  4,060                 -

Buildings                                                8,945             8,871               30 years

Fleet                                                   12,679            14,464           5 - 30 years

Tanks and equipment                                     82,296            84,766           5 - 30 years

Furniture and fixtures                                   2,440             2,504               10 years
                                                      --------          --------
  Total                                                110,276           114,665

Less: accumulated depreciation                         (12,543)          (19,383)
                                                      --------          --------
  Total                                               $ 97,733          $ 95,282
                                                      ========          ========

9)   INTANGIBLES AND OTHER ASSETS

       The components of intangibles and other assets were as follows at the indicated dates:

                                                 September 30,
                                            -----------------------
                                            1996               1997
                                            ----               ----
     Goodwill                             $14,186            $14,186
     Covenants not to compete               2,040              2,040
     Customer lists                        28,797             28,797
     Deferred charges and other assets      2,795              2,822
                                          -------            -------
       Total                               47,818             47,845
     Less: accumulated amortization        (6,480)            (9,823)
                                          -------            -------
       Total                              $41,338            $38,022
                                          =======            =======

10)  LONG-TERM DEBT AND WORKING CAPITAL BORROWINGS

       In December 1995, the General Partner issued $85.0 million of first mortgage notes (the "First Mortgage Notes") with an annual interest rate of 8.04%. These notes were assumed as part of the Star Gas Conveyance by the Operating Partnership. The Operating Partnership's obligations under the First Mortgage Note Agreement are secured, on an equal basis with the Operating Partnership's obligations under the Bank Credit Facilities, by a mortgage on substantially all of the real property and liens on substantially all of the operating facilities, equipment and other assets of the Operating Partnership. The First Mortgage Notes will mature September 15, 2009, and will require semiannual prepayments, without premium on the principal thereof, beginning on March 15, 2001. Interest is payable semiannually on March 15 and September 15. For the year ended September 30, 1997, the Partnership paid interest in the amount of $6.8 million on the First Mortgage Notes.

       The First Mortgage Note Agreement contains various restrictive and affirmative covenants applicable to the Operating Partnership, including restrictions on the incurrence of additional indebtedness and restrictions on certain investments, guarantees, loans, sales of assets and other transactions.

       As of September 30, 1997, the Partnership was in compliance with all borrowing agreement covenants, as amended.

       The Bank Credit Facilities consist of a $25.0 million Acquisition Facility and a $12.0 million Working Capital Facility. The agreement governing the Bank Credit Facilities contains covenants and default provisions generally similar to those contained in the First Mortgage Note Agreement. As of September 30, 1997, there were no outstanding borrowings under the Acquisition Facility or the Working Capital Facility. The Bank Credit Facilities bear interest at a rate based upon, at the Partnership's option, either the London Interbank Offered Rate plus a margin or a Base Rate (each as defined in the Bank Credit Facilities). The Partnership is required to pay a fee for unused commitments which amounted to $0.1 million for fiscal 1996 and $0.2 million for fiscal 1997.

       The Working Capital Facility will expire December 31, 1999, but may be extended annually thereafter with the consent of the banks. Borrowings under the Acquisition Facility will revolve until September 30, 1998, after which time any outstanding loans thereunder, will amortize quarterly in equal principal payments with a final payment due on December 31, 2001. However, there must be no amount outstanding under the Working Capital Facility for at least 30 consecutive days during each fiscal year.

       As of September 30, 1997, the annual maturities of the First Mortgage Notes are set forth in the following table:

                                 1998      $   --
                                 1999          --
                                 2000          --
                                 2001        1,923
                                 2002        8,703
                              Thereafter    74,374
                                           -------
                                           $85,000
                                           =======

       In connection with the Pearl acquisition, the Operating Partnership borrowed $21.0 million under the Acquisition Facility on October 22, 1997.

11)  EMPLOYEE BENEFIT PLANS

       Star Gas has a 401(k) plan which covers certain eligible union and non-union employees. Subject to IRS limitations, the 401(k) plan provides for each employee to contribute from 1.0% to 15.0% of compensation. Star Gas contributes to non-union participants a matching amount up to a maximum of 3.0% of compensation. Aggregate matching contributions made to the 401(k) plan during fiscal 1995, 1996 and 1997 were $0.2 million, $0.3 million and $0.4 million, respectively.

       Star Gas also makes monthly contributions on behalf of its union employees to a union sponsored defined benefit plan. The amount charged to expense was $0.2 million, $0.3 million and $0.4 million in fiscal 1995, 1996 and 1997, respectively.

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

       The future minimum rental commitments at September 30, 1997 under leases having an initial or remaining non-cancelable term of one year or more are as follows:

          1998                            $  906
          1999                               786
          2000                               701
          2001                               669
          2002                               540
          Thereafter                         345
                                          ------
          Total Minimum lease payments    $3,947
                                          ======

       The Partnership incurred rent expense of $1.2 million, $1.2 million and $1.3 million in 1995, 1996 and 1997, respectively.

14)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                        YEARS ENDED SEPTEMBER 30,
                                                               ----------------------------------------------------
                                                                       1995             1996              1997
                                                               -----------------   ---------------  ---------------
Cash paid during the year for:
  Income taxes                                                  $2,950             $   80           $    7
                                                                ======             ======           ======
  Interest                                                      $4,284             $5,088           $7,170
                                                                ======             ======           ======
Non-cash adjustment:

Purchase accounting adjustment:
  Increase in intangibles                                      $23,028
  Decrease in property & equipment                                (680)
  Increase in other accrued expenses                            (4,000)
  Increase in long-term debt                                    (1,700)
  Decrease in deferred income taxes                                236
                                                               -------
                                                               $16,884
                                                               =======
  Dividends declared                                           $ 4,875
                                                               =======

15)    COMMITMENTS AND CONTINGENCIES

       In the ordinary course of business, the Partnership is threatened with, or is named in, various lawsuits. The Partnership is not a party to any litigation which individually or in the aggregate could reasonably be expected to have a material adverse effect on the Partnership.

16)  RELATED PARTY TRANSACTIONS

       The Partnership has no employees except for certain employees of its corporate subsidiary, Stellar Propane Service Corporation and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. For the fiscal year ended September 30, 1996 and September 30, 1997, the Partnership reimbursed the General Partner and Petro $14.4 million and $17.1 million, respectively, representing salary, payroll tax and other compensation paid to the employees of the General Partner, including $0.3 million and $0.2 million paid to Petro for certain corporate functions such as finance and compliance. In addition, the Partnership reimbursed Petro for $1.9 million and $0.9 million for the fiscal year ended September 30, 1996 and September 30, 1997, respectively, relating to the Partnership's share of the costs incurred by Petro in conducting the operations of a certain shared branch location which includes managerial services.

17)  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

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

       The estimated fair value of the Partnership's long-term debt is summarized as follows:

                                                AT SEPTEMBER 30, 1997
                                                ---------------------
                                              CARRYING          ESTIMATED
                                               Amount           Fair Value
                                              --------          ----------

Long-term debt                                 $85,000            $86,726
                                               =======            =======

18)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

       The seasonal nature of the Partnership's business results in the sale by the Partnership of approximately 35% of its volume in the first fiscal quarter and 40% of its volume in the second fiscal quarter of each year. The Partnership generally realizes net income in both of these quarters and net losses during the quarters ending June and September.

                                                           THREE MONTHS ENDED
                        ------------------------------------------------------------------------------------------------
                           DECEMBER 31,         MARCH 31,          JUNE 30,          SEPTEMBER 30,
                               1995               1996               1996                1996                Total
                        ------------------  -----------------  -----------------  -------------------  -----------------
Sales                       $34,634(a)           $47,080            $18,416             $19,504             $119,634

Gross profit                 18,729(a)            22,599              9,933               9,816               61,077

Income (loss)
  before taxes                3,546(a)             7,244             (4,029)             (4,083)               2,678

Net income (loss)             3,486(a)             7,230             (4,046)             (4,077)               2,593

Limited Partner
  interest in net
  income (loss)               1,455(b)             7,085             (3,965)             (3,995)                 580

Net income (loss)
  per Limited
  Partner Unit                $0.28(b)             $1.34             ($0.75)             ($0.76)               $0.11



                                                            THREE MONTHS ENDED
                        ------------------------------------------------------------------------------------------------
                           DECEMBER 31,         MARCH 31,          JUNE 30,          SEPTEMBER 30,
                               1996               1997               1997                1997                Total
                        ------------------  -----------------  -----------------  -------------------  -----------------
Sales                       $50,876              $46,442            $20,078             $17,763             $135,159

Gross profit                 21,849               21,523             10,446               9,130               62,948

Income (loss)
  before taxes                5,898                5,332             (4,138)             (5,055)               2,037

Net income (loss)             5,892                5,325             (4,143)             (5,062)               2,012

Limited Partner
  interest in net
  income (loss)               5,774                5,218             (4,060)             (4,960)               1,972

Net income (loss)
  per Limited
  Partner Unit                $1.10                $0.99             ($0.77)             ($0.94)               $0.37



(a) Reflects the results of operations of the Predecessor Company for the period October 1, 1995 through December 20, 1995 and of Star Gas Partners, L.P. from December 20, 1995 through December 31, 1995.

(b) Reflects limited partners interest from December 20, 1995 through December 31, 1995.

                                                                     Schedule II


                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997

                                 (IN THOUSANDS)

                                                        ADDITIONS
                                        ----------------------------------------
                                        BALANCE AT     CHARGED TO     CHARGED TO         OTHER
                                        BEGINNING      COSTS AND        OTHER           CHANGES        BALANCE AT
 YEAR      DESCRIPTION                   OF YEAR        EXPENSES       ACCOUNT        ADD(DEDUCT)      END OF YEAR
 ----      -----------                  ----------     ----------     ----------     -----------       -----------

1995       Allowance for doubtful
           accounts                    $521            809                           (968)(a)          $362
                                       ====            ===                           ====              ====

1996       Allowance for doubtful                                                    (184)(b)
           accounts                    $362            422                           (309)(a)          $291
                                       ====            ===                           ====              ====

1997       Allowance for doubtful
           accounts                    $291            312                           (330)(a)          $273
                                       ====            ===                           ====              ====

_______________
(a) Bad debts written off (net of recoveries).
(b) Amount excluded from the Star Gas Conveyance which took place on December 20, 1995.