Form 10-Q
period 1997-12-31
STAR GAS PARTNERS LP
filed 1998-02-05
CIK 1002590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q

                                   (Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997
                                               -----------------

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

             For the transition period from _________ to _________

                      Commission File Number:   33-98490
                                                --------


                            STAR GAS PARTNERS, L.P.
                            -----------------------
             (Exact name of registrant as specified in its charter)



Delaware                                           06-1437793
-------------------------------                    ----------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

2187 Atlantic Street, Stamford, Connecticut        06902
-------------------------------------------        ----------
(Address of principal executive office)            (Zip Code)

(203) 328-7300
----------------------------------------------------
(Registrant's telephone number, including area code)

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 4, 1998:

Star Gas Partners, L.P.  3,831,727 Common Units
                         2,396,078 Subordinated Units

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                               INDEX TO FORM 10-Q


                                                                      PAGE
                                                                      ----
PART I   FINANCIAL INFORMATION:

         Item 1 - Financial Statements

            Consolidated Balance Sheets as of September 30,
            1997 and December 31, 1997                                   3

            Consolidated Statements of Operations for the three
            months ended December 31, 1996 and December 31, 1997         4

            Consolidated Statements of Cash Flows for the three
            months ended December 31, 1996 and December 31, 1997         5

            Consolidated Statement of Partners' Capital for the
            three months ended December 31, 1997                         6

            Notes to Consolidated Financial Statements                 7-9

         Item 2 - Management's Discussion and Analysis of
         Financial Conditions and Results of Operations              10-13

PART II  OTHER INFORMATION:

         Item 6 - Exhibits and Reports on Form 8-K                      14

         Signature                                                      15

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                          DECEMBER 31,
                                          SEPTEMBER 30,       1997
                                               1997        (UNAUDITED)
                                          --------------  ------------
ASSETS
Current assets:
     Cash and cash equivalents                 $    889       $  3,452
     Receivables, net of allowance of
      $273 and $358, respectively                 5,720         11,855
     Inventories                                  6,597          5,760
     Prepaid expenses and other current
      assets                                        959            922
                                               --------       --------
        Total current assets                     14,165         21,989
                                               --------       --------

Property and equipment, net                      95,282        108,809

Intangibles and other assets, net                38,022         48,653
                                               --------       --------
        Total assets                           $147,469       $179,451
                                               ========       ========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable                          $  3,178       $  3,261
     Accrued expenses                             3,004          3,740
     Accrued interest                               321          2,041
     Customer credit balances                     4,343          2,472
                                               --------       --------
        Total current liabilities                10,846         11,514
                                               --------       --------

Long-term debt                                   85,000         96,000
Other long-term liabilities                          45             54

Partners' Capital:
     Common unitholders                          47,573         67,179
     Subordinated unitholder                      4,034          4,306
     General partner                                (29)           398
                                               --------       --------
        Total Partners' Capital                  51,578         71,883
                                               --------       --------

        Total Liabilities and Partners'
         Capital                               $147,469       $179,451
                                               ========       ========




See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                              DECEMBER 31,
                                          --------------------
                                            1996       1997
                                          --------   ---------
Sales                                      $50,876    $41,844
Cost of sales                               29,027     21,650
                                           -------    -------
    Gross profit                            21,849     20,194

Delivery and branch                          9,848     10,153
Depreciation and amortization                2,586      2,825
General and administrative                   1,599      1,369
Net loss on sales of assets                    (70)       (48)
                                           -------    -------
    Operating income                         7,746      5,799
Interest expense, net                        1,848      2,086
                                           -------    -------
    Income before income taxes               5,898      3,713
Income tax expense                               6          6
                                           -------    -------
    Net income                             $ 5,892    $ 3,707
                                           =======    =======

                                           $   118    $    74
General Partner's interest in net income   -------    -------

Limited Partners' interest in net income   $ 5,774    $ 3,633
                                           =======    =======

Basic and diluted net income per
 Limited Partner unit                        $1.10       $.66
                                           =======    =======

Weighted average number of Limited
 Partner units outstanding                   5,271      5,474
                                           =======    =======



See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                          THREE MONTHS ENDED
                                              DECEMBER 31,
                                        ----------------------
                                            1996        1997
                                        ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                $  5,892    $  3,707
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Depreciation and amortization                2,586       2,825
Provision for losses on accounts               102         110
 receivable
Loss on sales of fixed assets                   70          48
Changes in operating assets and
 liabilities net of Pearl Gas conveyance:
   Increase in receivables                 (10,474)     (6,105)
   Decrease in inventories                     171       1,143
   Increase in other assets                   (260)        (61)
   Increase (decrease) in accounts
    payable                                  3,323         (20)
   Increase in other current and
    long-term liabilities                      814         333
                                          --------    --------
       Net cash provided by operating
        activities                           2,224       1,980
                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                        (2,517)     (2,085)
Proceeds from sales of fixed assets             60          72
Acquisition related costs                       --        (360)
Cash acquired in conveyance                     --       1,825
                                          --------    --------
       Net cash used in investing
        activities                          (2,457)       (548)
                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings                   3,550      11,060
Credit facility repayments                    (900)    (11,060)
Acquisition facility borrowings              3,350      21,000
Acquisition facility repayments             (1,500)    (10,000)
Repayment of debt                               --     (23,000)
Distributions                               (2,958)     (2,958)
Proceeds from issuance of Common Units,
 net                                            --      15,745
General Partner contribution                    --         344
Debt placement and credit agreement
 expenses                                      (89)         --
                                          --------    --------
       Net cash provided by financing
        activities                           1,453       1,131
                                          --------    --------

       Net increase in cash                  1,220       2,563
Cash at beginning of period                  1,106         889
                                          --------    --------
Cash at end of period                     $  2,326    $  3,452
                                          ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid during the period for:
 Interest                                 $     47    $    337
                                          ========    ========

Non-cash investing activities:
 Acquisitions                                         $ 26,467
 Assumption of note payable                           $(23,000)
Non-cash financing activities:
 Issuance of Common Units                             $ (3,399)
 Additional General Partner interest                  $    (68)

See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)

                                       NUMBER OF UNITS
                                     --------------------                            GENERAL   TOTAL PARTNERS'
                                     COMMON  SUBORDINATED   COMMON    SUBORDINATED   PARTNER       CAPITAL
                                     ------  ------------  ---------  -------------  --------  ---------------
Balance as of September 30, 1997      2,875         2,396   $47,573        $ 4,034      $(29)          $51,578

 Issuance of Common Units, net          809            --    15,745             --       344            16,089
 Conveyance of Assets, net              148            --     3,399             --        68             3,467
 Net Income                              --            --     2,043          1,590        74             3,707
 Distributions ($.55 per unit)           --            --    (1,581)        (1,318)      (59)           (2,958)
                                      -----  ------------   -------        -------      ----           -------
Balance as of December 31, 1997       3,832         2,396   $67,179        $ 4,306      $398           $71,883
                                      =====  ============   =======        =======      ====           =======



See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1)  BASIS OF PRESENTATION

          The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal recurring nature.

          The propane industry is seasonal in nature because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the periods ended December 31, 1996 and December 31, 1997 are not necessarily indicative of the results to be expected for a full year.

     Inventories

          Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. At the dates indicated the components of inventory were as follows:

                            SEPTEMBER 30,  DECEMBER 31,
                                1997           1997
                            -------------  ------------
Propane gas                        $4,805        $3,916
Appliances and equipment            1,792         1,844
                                   ------        ------
                                   $6,597        $5,760
                                   ======        ======

2)  BASIC AND DILUTED NET INCOME PER LIMITED PARTNER UNIT

          Basic net income per Limited Partner Unit is computed by dividing net income, after deducting the General Partner's 2.0% interest, by the weighted average number of Common Units and Subordinated Units outstanding. Diluted net income per Limited Partner Unit, reflects the dilutive effect of the unit option plan.

3)  COMMITMENTS AND CONTINGENCIES

          In the ordinary course of business, the Partnership is threatened with, or is named in, various lawsuits. The Partnership is not a party to any litigation which individually or in the aggregate could reasonably be expected to have a material adverse effect on the company.

4)  RELATED PARTY TRANSACTIONS

          The Partnership has no employees except for certain employees of its corporate subsidiary, Stellar Propane Service Corporation and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. For the three months ended December 31, 1997, the Partnership reimbursed the General Partner and Petro $5.3 million representing salary, payroll tax and other compensation paid to the employees of the General Partner and to Petro for certain corporate functions such as finance and compliance. In addition, the Partnership reimbursed Petro $0.2 million relating to the Partnership's share of the costs incurred by Petro in conducting the operations of a certain shared branch location which includes managerial services.

5)  ACQUISITION OF PEARL GAS CO.

          On October 22, 1997, pursuant to a purchase agreement ("Stock Purchase Agreement") dated as of October 20, 1997, Star Gas Corporation ("General Partner") purchased 240 shares of Common Stock ($100 par value) of Pearl Gas Co. ("Pearl"), an Ohio Corporation, representing all of the issued and outstanding capital stock of Pearl.

          The purchase price for said stock was $22.6 million and was paid in cash. The assets purchased included working capital of $1.9 million. Funding for the stock purchase and related transaction expenses of $0.4 million was provided by a $23.0 million bank acquisition facility. Subsequent to the acquisition of the common stock of Pearl, Pearl was merged into the General Partner in a tax-free liquidation.

          Immediately following the merger, a Conveyance and Contribution Agreement was entered into by, and among, the Partnership, the OLP and the General Partner. The General Partner contributed to the OLP all of the Pearl assets it obtained in the merger of Pearl into the General Partner. In exchange, the General Partner received a 2.7% limited partnership interest in the OLP and a 0.00028% general partnership interest in the OLP. In addition, the OLP assumed all of the liabilities associated with the Pearl stock purchase prior and subsequent to the merger, including the $23.0 million of bank debt. The aggregate value of the Partnership's interests transferred to the General Partner from the OLP was $3.5 million.

          The issuance of the partnership interests to the General Partner is intended to compensate the General Partner for additional significant income tax liabilities which would be reflected in the consolidated federal income tax return of Star Gas' parent corporation, Petro. The issuance of such partnership interests was approved by the Audit Committee of the General Partner and the Executive Committee of Petro.

          The General Partner then exchanged the above described interest in the OLP for a 0.00027% general partnership interest in the Partnership and 148 common units in the Partnership, at a per unit price based upon the average closing price of the Partnership's common units ten days prior to the execution of the Stock Purchase Agreement. The OLP then repaid the $23.0 million acquisition facility with $2.0 million of available cash and $21.0 million borrowed under the OLP's own acquisition facility.

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

          Sales and net income have been included in the Consolidated Statements of Operations from October 22, 1997.

          Unaudited pro forma data giving effect to the acquisition of Pearl as if it had been acquired on October 1 of the year preceding the year of purchase is as follows:

                                  THREE MONTHS ENDED
                                  ------------------
                                     DECEMBER 31,
                                  ------------------
                                    1996      1997
                                   -------   -------
                    Sales          $56,300   $42,254
                                   =======   =======
                    Net income     $ 6,492   $ 3,712
                                   =======   =======

6)  PUBLIC OFFERING

          On December 16, 1997, the Partnership completed a public offering of 809,000 Common Units, representing Limited Partner interests, at a price of $21.25 a unit. The net proceeds received of $15.7 million, after deducting underwriting discounts, commissions and expenses, were used to repay $10.0 million borrowed under the Partnership's bank acquisition facility and $5.7 million borrowed under its working capital facility. In connection with the issuance of the Common Units, the General Partner made a capital contribution of $0.3 million.

7)  SUBSEQUENT EVENT - CASH DISTRIBUTION

          On January 20, 1998, the Partnership announced that it would pay a cash distribution of $0.55 per Limited Partner Unit for the three months ended December 31, 1997. The distribution is payable on February 13, 1998 to holders of record as of February 2, 1998.

8)  SUBSEQUENT EVENT - FIRST MORTGAGE NOTES

          In January 1998, the Operating Partnership issued $11.0 million of First Mortgage Notes with an annual interest rate of 7.17%. The proceeds from these notes were used to repay $11.0 million borrowed under the Operating Partnership's acquisition facility. These First Mortgage Notes will mature on September 15, 2010, and will require a prepayment of $5.5 million on March 15, 2010. Interest is payable semi-annually on March 15 and September 15.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS


THREE MONTHS ENDED DECEMBER 31, 1997
------------------------------------
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996
------------------------------------------------


OVERVIEW

In analyzing the financial results of the Partnership, the following matters should be considered.

Propane's primary use is for heating in residential and commercial applications. As a result, weather conditions have a significant impact on financial performance and should be considered when analyzing changes in financial performance.

In addition, gross profit margins vary according to the customer mix. For example, sales to residential customers generate higher gross profit margins than sales to other customer groups, such as agricultural customers. Accordingly, a change in customer mix can affect gross profit without necessarily impacting total sales.

Lastly, the propane industry is seasonal in nature with peak activity occurring during the winter months. Accordingly, results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.

VOLUME

For the three months ended December 31, 1997, retail propane volume increased
4.2 million gallons, or 12.1%, to 38.6 million gallons, as compared to 34.4 million gallons for the three months ended December 31, 1996. This increase was largely due to the October 22, 1997 acquisition of Pearl Gas, which provided 4.4 million gallons of additional volume and to increased demand for agricultural uses, which was offset by lower residential consumption.

For the three months ended December 31, 1997, wholesale propane volume declined by 4.6 million gallons, or 32.5%, to 9.6 million gallons, as compared to unusually high 14.2 million gallons for the three months ended December 31, 1996. This decline was primarily due to the reduction in spot sales to certain customers.

SALES

Sales declined 17.8%, or $9.1 million, to $41.8 million for the three months ended December 31, 1997, as compared to $50.9 million for the three months ended December 31, 1996. This decline was attributable to a reduction in wholesale volume and lower retail and wholesale selling prices and was partially offset by the additional sales provided by the Pearl operations. During the three months ended December 31, 1997, retail and wholesale selling prices declined versus the prior year's comparable quarter in response to lower propane supply costs.

COST OF SALES

Cost of sales declined 25.4% or $7.3 million to $21.7 million for the three months ended December 31, 1997, as compared to $29.0 million for the three months ended December 31, 1996. This decline was largely due to lower propane supply costs and lower wholesale sales volume, which was partially offset by the cost of sales attributable to the Pearl operations.

GROSS PROFIT

Gross profit declined $1.6 million or 7.6% to $20.2 million for the three months ended December 31, 1997, as compared to $21.8 million for the three months ended December 31, 1996. Lower wholesale volume and a decline in wholesale and retail propane per gallon margins were the primary factors resulting in the gross profit decline, which more than offset the additional gross profit resulting from the Pearl operations.

While retail margins for the three months ended December 31, 1997 declined from the level achieved during the comparable 1996 period, these margins compared favorably with those achieved during the three month periods ended December 31, 1994 and December 31, 1995.

DELIVERY AND BRANCH EXPENSES

Delivery and branch expenses increased $0.3 million, or 3.1%, to $10.1 million for the three months ended December 31, 1997, as compared to $9.8 million for the three months ended December 31, 1996. The 3.1% increase was less than the 12.1% increase in retail volume, and was largely attributable to the $0.6 million in additional operating costs associated with the Pearl operations. For the Partnership's operations prior to the Pearl acquisition, delivery and branch expenses were $0.3 million less than the prior year's comparable period due to lower insurance costs and vehicle operating expenses.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased $0.2 million to $2.8 million for the three months ended December 31, 1997, as compared to $2.6 million for the three months ended December 31, 1996, primarily due to additional depreciation expense associated with the Pearl operations.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses declined approximately $0.2 million or 14.4% to $1.4 million for the three months ended December 31, 1997, as compared to $1.6 million for the three months ended December 31, 1996. This decline was due to lower legal and consulting expenses.

INTEREST EXPENSE, NET

Interest expense, net increased $0.3 million, or 12.9%, to $2.1 million for the three months ended December 31, 1997, as compared to $1.8 million for the three months ended December 31, 1996. This change was attributable to the increase in long-term borrowings associated with the Pearl Gas acquisition.

During the quarter ended December 31, 1997, the Partnership completed the acquisition of Pearl Gas and temporarily financed the purchase with $21.0 million borrowed under its acquisition facility. In December 1997, the acquisition facility borrowings were reduced by $10.0 million with a portion of the net proceeds from the Partnership's Common Unit offering.

NET INCOME

Net income declined $2.2 million to $3.7 million for the three months ended December 31, 1997, as compared to $5.9 million for the three months ended December 31, 1996. The decline was due to lower wholesale and retail gross profit and increases in depreciation and interest expense relating to the Pearl Gas acquisition.

EBITDA

EBITDA (defined as operating income plus depreciation and amortization less net gain (loss) on sales of assets) decreased $1.7 million to $8.7 million for the three months ended December 31, 1997, as the increase in EBITDA associated with the Pearl operations was more than offset by the reduction in gross profit attributable to lower wholesale volumes and lower wholesale and retail margins.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended December 31, 1997, net cash provided by operating activities decreased $0.2 million, to $2.0 million, as compared to $2.2 million for the three months ended December 31, 1996. This decrease was due to lower net working capital requirements for inventory and receivables of $5.3 million, which was partially offset by a decline in accounts payable of $3.2 million and a reduction in operating income of $1.9 million. The decline in inventory and accounts payable experienced during the three months ended December 31, 1997 versus the prior year's comparable quarter was largely due to decreases in propane supply costs and corresponding selling prices.

Net cash used in investing activities decreased $1.9 million to $0.5 million for the three months ended December 31, 1997, as compared to $2.4 million for the three months ended December 31, 1996. The decline was primarily due to the receipt of $1.8 million in cash from the Pearl Gas Conveyance, net of expenses incurred in connection with the transaction.

Net cash flows provided from financing activities declined $0.3 million to $1.1 million for the three months ended December 31, 1997. On December 22, 1997, the Partnership sold 809,000 Common Units in a public offering. A portion of the net proceeds from the offering of $15.7 million and $11.0 million borrowed under the Partnership's acquisition line, net of repayments, were used to repay $23.0 million of long-term debt conveyed in the Pearl Gas acquisition. In addition, the Partnership paid distributions to unitholders of $3.0 million.

The Partnership's cash requirements for the remainder of fiscal 1998 include maintenance capital expenditures of approximately $1.5 million, interest payments on its First Mortgage Notes of $7.4 million and Limited and General Partner distributions of $10.5 million. Based on its current cash position, bank credit availability and expected net cash from operating activities, the partnership expects to be able to meet all of its above obligations for fiscal 1998, as well as all of its other current obligations as they become due.

                          PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

     (a)  Exhibits Included Within:
          ------------------------

          (27) Financial Data Schedule


     (b)  Reports on Form 8-K
          -------------------

          The Company filed Form 8-K on October 23, 1997 relating to the Pearl Gas acquisition.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:


Star Gas Partners, L.P.
By:  Star Gas Corporation (General Partner)



SIGNATURE                               TITLE                    DATE
---------                               -----                    ----

/s/  Joseph P. Cavanaugh      President                      February 5, 1998
------------------------      Star Gas Corporation
   Joseph P. Cavanaugh        (Principal Executive Officer)

/s/  Richard F. Ambury        Vice President Finance         February 5, 1998
------------------------      Star Gas Corporation
   Richard F. Ambury          (Principal Financial &
                               Accounting Officer)