Form 10-Q
period 1998-03-31
STAR GAS PARTNERS LP
filed 1998-05-07
CIK 1002590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q

                                   (Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                                                --------------

                                       OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

              For the transition period from _________ to _________

                       Commission File Number:   33-98490
                                                 --------


                            STAR GAS PARTNERS, L.P.
                            -----------------------

             (Exact name of registrant as specified in its charter)



Delaware                                             06-1437793
------------------------------------                 --------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

2187 Atlantic Street, Stamford, Connecticut          06902
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

                                 Yes   X    No
                                     -----     -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 1998:

Star Gas Partners, L.P.  3,831,727 Common Units
                         2,396,078 Subordinated Units

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                               INDEX TO FORM 10-Q


                                                                            PAGE
                                                                            ----

PART I  FINANCIAL INFORMATION:

        Item 1 - Financial Statements

          Consolidated Balance Sheets as of September 30, 1997
          and March 31, 1998                                                   3

          Consolidated Statements of Operations for the three
          months ended March 31, 1997 and for the three months
          ended March 31, 1998                                                 4

          Consolidated Statements of Operations for the six
          months ended March 31, 1997 and for the six months
          ended March 31, 1998                                                 5

          Consolidated Statements of Cash Flows for the six
          months ended March 31, 1997 and for the six months
          ended March 31, 1998                                                 6

          Consolidated Statement of Partners' Capital for the
          six months ended March 31, 1998                                      7

          Notes to Consolidated Financial Statements                        8-10

          Item 2 - Management's Discussion and Analysis of
                   Financial Conditions and Results of
                   Operations                                              11-16


PART II  OTHER INFORMATION:

          Item 6 - Exhibits and Reports on Form 8-K                           17

          Signature                                                           18

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                               MARCH 31,
                                                        SEPTEMBER 30,            1998
                                                            1997              (UNAUDITED)
                                                     -------------------  ------------------
ASSETS
Current assets:
 Cash and cash equivalents                                     $    889             $  8,250
 Receivables, net of allowance of $273 and
    $330, respectively                                            5,720                9,698
 Inventories                                                      6,597                3,659
 Prepaid expenses and other current assets                          959                  707
                                                               --------             --------
      Total current assets                                       14,165               22,314
                                                               --------             --------

Property and equipment, net                                      95,282              107,626

Intangibles and other assets, net                                38,022               48,368
                                                               --------             --------
      Total assets                                             $147,469             $178,308
                                                               ========             ========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable                                              $  3,178             $  2,608
 Accrued expenses                                                 3,004                3,229
 Accrued interest                                                   321                  313
 Customer credit balances                                         4,343                1,323
                                                               --------             --------
      Total current liabilities                                  10,846                7,473
                                                               --------             --------

Long-term debt                                                   85,000               96,000
Other long-term liabilities                                          45                   84

Partners' Capital:
 Common unitholders                                              47,573               68,952
 Subordinated unitholder                                          4,034                5,344
 General partner                                                    (29)                 455
                                                               --------             --------
      Total Partners' Capital                                    51,578               74,751
                                                               --------             --------
      Total Liabilities and Partners' Capital                  $147,469             $178,308
                                                               ========             ========

See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                   -------------------------------------------
                                                           1997                     1998
                                                   -------------------     -------------------
Sales                                                          $46,442                 $37,884
Cost of sales                                                   24,919                  15,558
                                                               -------                 -------
 Gross profit                                                   21,523                  22,326

Delivery and branch                                              9,504                   9,590
Depreciation and amortization                                    2,630                   2,906
General and administrative                                       2,294                   1,449
Net gain (loss) on sales of assets                                   8                    (136)
                                                               -------                 -------
 Operating income                                                7,103                   8,245
Interest expense, net                                            1,771                   1,875
                                                               -------                 -------
 Income before income taxes                                      5,332                   6,370
Income tax expense                                                   7                       7
                                                               -------                 -------
 Net income                                                    $ 5,325                 $ 6,363
                                                               =======                 =======

General Partner's interest in net income                        $  107                  $  127
                                                                ------                  ------

Limited Partners' interest in net income                        $5,218                  $6,236
                                                                ======                  ======

Basic and diluted net income per Limited
 Partner unit                                                   $ 0.99                  $ 1.00
                                                                ======                  ======

Weighted average number of Limited Partner
 units outstanding                                               5,271                   6,228
                                                                ======                  ======

See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)


                                                                  SIX MONTHS ENDED
                                                                      MARCH 31,
                                                   --------------------------------------------
                                                            1997                     1998
                                                   -------------------      -------------------

Sales                                                          $97,318                  $79,728
Cost of sales                                                   53,946                   37,208
                                                               -------                  -------
 Gross profit                                                   43,372                   42,520

Delivery and branch                                             19,352                   19,743
Depreciation and amortization                                    5,216                    5,731
General and administrative                                       3,893                    2,818
Net loss on sales of assets                                        (62)                    (184)
                                                               -------                  -------
 Operating income                                               14,849                   14,044
Interest expense, net                                            3,619                    3,961
                                                               -------                  -------
 Income before income taxes                                     11,230                   10,083
Income tax expense                                                  13                       13
                                                               -------                  -------
 Net income                                                    $11,217                  $10,070
                                                               =======                  =======

General Partner's interest in net income                       $   225                  $   201
                                                               -------                  -------

Limited Partners' interest in net income                       $10,992                  $ 9,869
                                                               =======                  =======

Basic and diluted net income per Limited
 Partner unit                                                  $  2.09                  $  1.69
                                                               =======                  =======

Weighted average number of Limited Partner
 units outstanding                                               5,271                    5,834
                                                               =======                  =======

See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                       SIX MONTHS ENDED
                                                                           MARCH 31,
                                                          ------------------------------------------
                                                                 1997                     1998
                                                          -----------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $11,217                 $ 10,070
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                         5,216                    5,731
Provision for losses on accounts receivable                             204                      126
Loss on sales of assets                                                  62                      184
Changes in operating assets and liabilities:
  Increase in receivables                                            (4,961)                  (3,964)
  Decrease in inventories                                             4,942                    3,244
  Decrease (increase) in other assets                                  (309)                     174
  Increase (decrease) in accounts payable                               687                     (673)
  Decrease in other current and long-term liabilities                (1,873)                  (3,024)
                                                                    -------                 --------
       Net cash provided by operating activities                     15,185                   11,868
                                                                    -------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                 (3,788)                  (3,028)
Proceeds from sales of fixed assets                                     176                      159
Cash acquired in conveyance                                              --                    1,825
Acquisition related costs                                                --                     (922)
                                                                    -------                 --------
       Net cash used in investing activities                         (3,612)                  (1,966)
                                                                    -------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings                                            5,000                   11,060
Credit facility repayments                                           (7,350)                 (11,060)
Acquisition facility borrowings                                       3,350                   21,000
Acquisition facility repayments                                      (3,350)                 (21,000)
Distributions                                                        (5,916)                  (6,453)
Increase in deferred charges                                            (94)                    (177)
Proceeds from issuance of Common Units, net                              --                   16,089
Repayment of debt                                                        --                  (23,000)
Proceeds from issuance of debt                                           --                   11,000
                                                                    -------                 --------
       Net cash used in financing activities                         (8,360)                  (2,541)
                                                                    -------                 --------
       Net increase in cash                                           3,213                    7,361
Cash at beginning of period                                           1,106                      889
                                                                    -------                 --------
Cash at end of period                                               $ 4,319                 $  8,250
                                                                    =======                 ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                          $ 3,417                 $  4,014
                                                                    =======                 ========

Non-cash investing activities:
  Acquisitions                                                                              $ 26,467
  Assumption of note payable                                                                $(23,000)
Non-cash financing activities:
  Issuance of Common Units                                                                  $ (3,399)
  Additional General Partner interest                                                       $    (68)

See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)


                                         NUMBER OF UNITS                                                      TOTAL
                                     ------------------------                                  GENERAL      PARTNERS'
                                      COMMON    SUBORDINATED      COMMON      SUBORDINATED     PARTNER       CAPITAL
                                     ---------  -------------  ------------  --------------  ------------  ------------
Balance as of September 30, 1997         2,875          2,396      $47,573         $ 4,034         $ (29)      $51,578
 Issuance of Common Units, net             809             --       15,745              --           344        16,089
 Conveyance of Assets, net                 148             --        3,399              --            68         3,467
 Net Income                                 --             --        5,925           3,944           201        10,070
 Distributions ($1.10 per unit)             --             --       (3,690)         (2,634)         (129)       (6,453)
                                         -----          -----      -------         -------         -----       -------
Balance as of March 31, 1998             3,832          2,396      $68,952         $ 5,344         $ 455       $74,751
                                         =====          =====      =======         =======         =====       =======

See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998



1)   BASIS OF PRESENTATION

          The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal recurring nature.

          The propane industry is seasonal in nature because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the periods ended March 31, 1997 and March 31, 1998 are not necessarily indicative of the results to be expected for a full year.

     Inventories

          Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. At the dates indicated, the components of inventory were as follows:

                                 SEPTEMBER 30,  MARCH 31,
                                     1997         1998
                                 -------------  ---------
     Propane gas                        $4,805     $1,817
     Appliances and equipment            1,792      1,842
                                        ------     ------
                                        $6,597     $3,659
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

4)   RELATED PARTY TRANSACTIONS

          The Partnership has no employees, except for certain employees of its corporate subsidiary, Stellar Propane Service Corporation, and is managed and controlled by Petroleum Heat and Power Co., Inc. ("Petro"). Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. For the six months ended March 31, 1998, the Partnership reimbursed the General Partner and Petro $10.0 million representing salary, payroll tax and other compensation paid to the employees of the General Partner and to Petro for certain corporate functions such as finance and compliance. In addition, the Partnership reimbursed Petro $0.3 million relating to the Partnership's share of the costs incurred by Petro in conducting the operations of a certain shared branch location which includes managerial services.

5)   ACQUISITIONS

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

          On February 20, 1998, the Partnership acquired the propane operations and assets of Tri-County Propane, which is based in Williamstown, Kentucky. The aggregate consideration for this acquisition, accounted for under the purchase method was approximately $0.6 million.

          Unaudited pro forma data giving effect to the acquisitions as if they had been acquired on October 1 of the year preceding the year of purchase is as follows:

                                                 SIX MONTHS ENDED
                                          ------------------------------
                                                    MARCH 31,
                                          ------------------------------
                                               1997            1998
                                          --------------  --------------
Sales                                        $108,855         $80,319
                                             ========         =======
Net income                                   $ 13,805         $10,208
                                             ========         =======
Basic and diluted net income
   per limited partner unit                  $   2.17         $  1.61
                                             ========         =======


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

7)   FIRST MORTGAGE NOTES

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

8)   SUBSEQUENT EVENT - CASH DISTRIBUTION

          On April 21, 1998 the Partnership announced that it would pay a cash distribution of $0.55 per Limited Partner Unit for the three months ended March 31, 1998. The distribution is payable on May 14, 1998 to holders of record as of May 1, 1998.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1998
---------------------------------
COMPARED TO THREE MONTHS ENDED MARCH 31, 1997
---------------------------------------------


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

This quarterly report on form 10-Q contains forward-looking information that is subject to risks and uncertainties. The factors that could cause actual results to differ materially include the effects of weather, competitive and propane pricing pressure and other factors impacting the propane distribution industry. Readers are cautioned not to place undue reliance on this forward-looking information, which generally speak only as of the date of this report on form 10-Q.

VOLUME

For the three months ended March 31, 1998, retail propane volume increased 1.1 million gallons, or 3.3%, to 34.0 million gallons, as compared to 32.9 million for the three months ended March 31, 1997. The increase was due to the additional volume provided by the october 1997 acquisition of pearl gas, which was mostly offset by the impact of temperatures, as measured on a degree day basis, that were 14.3% warmer than the previous year's comparable period. In addition, for the three months ended March 31, 1998, temperatures were 21.1% warmer than normal.

For the three months ended March 31, 1998, wholesale propane volume declined by
3.3 million gallons, or 34.6%, to 6.3 million gallons, as compared to 9.6 million gallons for the three months ended March 31, 1997. This decline was due in part to the abnormally warm winter weather and a reduction in spot sales to certain customers.

SALES

For the three months ended March 31, 1998, sales declined $8.6 million, or 18.4%, to $37.9 million, as compared to $46.4 million for the three months ended March 31, 1997. This decline was primarily due to weather-related reductions in volume and lower retail and wholesale selling prices. Retail and wholesale selling prices declined versus the prior year's comparable period in response to the lower propane supply costs. To a certain extent, the additional sales provided by the Pearl operations mitigated the effects of the warm winter weather.

COST OF SALES

For the three months ended March 31, 1998, cost of sales decreased $9.4 million, or 37.6%, to $15.6 million, as compared to $24.9 million for the three months ended March 31, 1997. Cost of sales declined from the prior period due to lower wholesale propane supply costs and a decline in wholesale volume sold. This decline was partially offset by the cost of sales attributable to the Pearl operations.

GROSS PROFIT

For the three months ended March 31, 1998, gross profit increased $0.8 million, or 3.7%, to $22.3 million, as compared to $21.5 million for the three months ended March 31, 1997. This increase in gross profit was attributable to higher retail and wholesale per gallon margins and the increase in retail volume associated with the Pearl acquisition. This increase in gross profit was less than expected due to the impact on volume of the abnormally warm temperatures.

DELIVERY AND BRANCH EXPENSES

For the three months ended March 31, 1998, delivery and branch expenses increased $0.1 million, or 0.9%, to $9.6 million, as compared to $9.5 million for the three months ended March 31, 1997. This increase was primarily due to expenses of $0.8 million relating to the Pearl operations. Excluding the costs of the Pearl operations, delivery and branch expenses declined $0.7 million, as the Partnership was able to reduce branch costs in response to the warm winter weather.

DEPRECIATION AND AMORTIZATION EXPENSE

For the three months ended March 31, 1998, depreciation and amortization expense increased $0.3 million, or 10.5%, to $2.9 million, as compared to $2.6 million for the three months ended March 31, 1997. This increase was due to the impact of the Pearl acquisition.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended March 31, 1998, general and administrative expenses declined $0.9 million, or 36.8%, to $1.4 million, as compared to $2.3 million for the three months ended March 31, 1997. The decline was primarily due to the recognition of expenses relating to the strategic initiative, which was concluded during March 1997.

INTEREST EXPENSE, NET

For the three months ended March 31, 1998, interest expense, net increased $0.1 million, or 5.9%, to $1.9 million, as compared to $1.8 million for the three months ended March 31, 1997. This change was primarily due to an increase in long-term debt associated with the Pearl acquisition.

NET INCOME

For the three months ended March 31, 1998, net income increased $1.1 million, or 19.5% to $6.4 million, as compared to $5.3 million for the three months ended March 31, 1997. The increase in net income was primarily attributable to the impact of the Pearl acquisition. During the three months ended March 31, 1998, the Partnership, excluding the Pearl operations, was able to achieve approximately the same level of net income as the prior year's comparable period, despite the effect of temperatures that were 14.3% warmer.

EBITDA

For the three months ended March 31, 1998, EBITDA (defined as operating income plus depreciation and amortization less net gain (loss) on sales of assets) increased $1.6 million, or 16.1%, to $11.3 million, as compared to $9.7 million for the three months ended March 31, 1997. The increase in EBITDA exceeded the increase in both retail volume and gross profit, primarily through a reduction in delivery and branch expenses in response to the warm temperatures and a lower level of general and administrative expenses. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS


SIX MONTHS ENDED MARCH 31, 1998
-------------------------------
COMPARED TO SIX MONTHS ENDED MARCH 31, 1997
-------------------------------------------



VOLUME

For the six months ended March 31, 1998, retail propane volume increased 5.3 million gallons, or 7.8%, to 72.6 million gallons, as compared to 67.3 million gallons for the six months ended March 31, 1997. The increase was entirely due to the October 22, 1997 acquisition of Pearl Gas, which provided 9.0 million gallons of additional volume. The positive impact of the Pearl acquisition was partially offset by the effect of temperatures which were 6.9% warmer than the prior year's comparable period and 11.4% warmer than normal.

For the six months ended March 31, 1998, wholesale propane volume declined by
7.9 million gallons, or 33.3%, to 15.9 million gallons, as compared to 23.8 million gallons for the six months ended March 31, 1997. This decline was due in part to the abnormally warm winter weather and a reduction in spot sales to certain customers.

SALES

For the six months ended March 31, 1998, sales declined $17.6 million, or 18.1%, to $79.7 million, as compared to $97.3 million for the six months ended March 31, 1997. This decline was due to weather-related reductions in retail and wholesale volume, the reduction in wholesale spot sales and lower retail and wholesale selling prices, partially offset by the additional sales provided by the Pearl operations. During the six months ended March 31, 1998, retail and wholesale selling prices declined versus the prior year's comparable period in response to lower propane supply costs.

COST OF SALES

For the six months ended March 31, 1998, cost of sales declined $16.7 million, or 31.0%, to $37.2 million, as compared to $53.9 million for the six months ended March 31, 1997. This decline was largely due to lower propane supply costs and lower wholesale sales volume, partially offset by the cost of sales attributable to the Pearl operations.

GROSS PROFIT

For the six months ended March 31, 1998, gross profit declined $0.9 million, or 2.0%, to $42.5 million, as compared to $43.4 million for the six months ended March 31, 1997. This change was attributable to lower wholesale volume and a decline in wholesale and retail margins. As expected, per gallon margins were lower than the prior year's comparable period when the Partnership benefited from unusual supply and wholesale market conditions.

While retail margins for the six months ended March 31, 1998 were lower than the comparable 1997 period, these margins compare favorably with those achieved during the six month periods ending March 31, 1996 and March 31, 1995.

DELIVERY AND BRANCH EXPENSES

For the six months ended March 31, 1998, delivery and branch expenses increased $0.4 million, or 2.0%, to $19.7 million, as compared to $19.4 million for the six months ended March 31, 1997. This increase was solely due to the additional operating costs associated with the Pearl operations. Excluding the Pearl operations, delivery and branch expenses were $1.0 million less than the prior year's comparable period due to lower insurance costs and management's ability to reduce operating costs in response to the warm winter weather.

DEPRECIATION AND AMORTIZATION

For the six months ended March 31, 1998, depreciation and amortization expense increased $0.5 million, or 9.9%, to $5.7 million, as compared to $5.2 million for the six months ended March 31, 1997, primarily due to additional depreciation expense associated with the Pearl acquisition.

GENERAL AND ADMINISTRATIVE EXPENSES

For the six months ended March 31, 1998, general and administrative expenses decreased $1.1 million, or 27.6%, to $2.8 million, as compared to $3.9 million for the six months ended March 31, 1997. This decline was primarily due to the recognition of expenses relating to the strategic initiative, which was concluded during March 1997.

INTEREST EXPENSE, NET

For the six months ended March 31, 1998, interest expense, net increased $0.3 million, or 9.5%, to $4.0 million, as compared to $3.7 million for the six months ended March 31, 1997. This change was primarily due to the additional long-term borrowing associated with the Pearl Gas acquisition.

INCOME TAX EXPENSE

Income tax expense primarily represents certain state income taxes related to the partnership's wholly-owned corporation which conducts non-qualifying master limited partnership business.

NET INCOME

For the six months ended March 31, 1998, net income decreased $1.1 million, or 10.2%, to $10.1 million, as compared to $11.2 million for the six months ended March 31, 1997. This decline was primarily due to lower wholesale gross profit and increases in depreciation and amortization expenses, as well as interest costs relating to the financing of the Pearl Gas acquisition.

EBITDA

For the six months ended March 31, 1998, EBITDA (defined as operating income plus depreciation and amortization less net gain (loss) on sales of assets) declined only $0.2 million to $20.0 million. This slight reduction was achieved in a period which was impacted by 11.4% warmer than normal temperatures, as the effects of the abnormally warm winter weather were mostly offset by the additional EBITDA provided from the Pearl acquisition and reductions in total operating expenses. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended March 31, 1998, net cash provided by operating activities decreased $3.3 million, to $11.9 million, as compared to $15.2 million for the six months ended March 31, 1997. This decrease was primarily due to the additional cash requirements of inventory and accounts payable and lower cash flow due to lower net income.

Net cash used in investing activities decreased $1.6 million to $2.0 million for the six months ended March 31, 1998, as compared to $3.6 million for the six months ended March 31, 1997. The decline was primarily due to the receipt of $1.8 million in cash from the October 1997 Pearl Gas Conveyance.

Net cash flows used in financing activities declined $5.8 million to $2.5 million for the six months ended March 31, 1998, as compared to $8.4 million for the six months ended March 31, 1997. Additional capital was raised during the six months ended March 31, 1998 to finance the Partnership's acquisition program. The Partnership raised $27.1 million in capital through the offering of additional Common Units, $16.1 million in net proceeds, including a General Partner contribution of $0.3 million, and the private placement of $11.0 million of 7.17% First Mortgage Notes due 2010. These proceeds were used to repay $23.0 million of long-term debt conveyed in the Pearl Gas acquisition. For the six months ended March 31, 1998, unitholder distributions of $6.5 million were paid.

The Partnership's cash requirements for the remainder of fiscal 1998 include maintenance capital expenditures of approximately $1.0 million and interest payments of $3.8 million on its First Mortgage Notes. In addition, the Partnership plans to pay $7.0 million of Limited and General Partner distributions. Based on its current cash position, bank credit availability and expected net cash from operating activities, the partnership expects to be able to meet all of these obligations for fiscal 1998, as well as all of its other current obligations as they become due.

The Partnership has a number of information system improvement initiatives under way that will require increased expenditures during the next several years. These initiatives include the modification of certain computer software and hardware systems to be Year 2000 compliant. Although the final estimates to modify current systems have not yet been determined, the Partnership does not expect that such costs will have a material effect on the Partnership's results of operations or financial position.

                          PART II:  OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------


       (a)  Exhibits Included Within:
            ------------------------

            (10.12) THIRD AMENDMENT dated as of April 15, 1998 (this "Third
                    Amendment"), to the Credit Agreement dated as of December 13, 1995 (as amended prior to the date hereof, the "Credit Agreement"), among Star Gas Propane, L.P., a Delaware limited partnership (the "Borrower"), the lenders party thereto, The First National Bank of Boston (now known as BankBoston, N.A.), as Administrative Agent (the "Administrative Agent"), and NationsBank, N.A., as Documentation Agent (the "Documentation Agent", and together with the Administrative Agent, the "Agents").

            (27)    Financial Data Schedule


       (b)  Reports on Form 8-K
            -------------------

            No reports on Form 8-K have been filed during this quarter for which this report is filed.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:



Star Gas Partners, L.P.
By:  Star Gas Corporation (General Partner)



SIGNATURE                   TITLE                          DATE
---------                   -----                          ----

/s/    Joseph P. Cavanaugh  President                      May 7, 1998
       -------------------  Star Gas Corporation
       Joseph P. Cavanaugh  (Principal Executive Officer)

/s/    Richard F. Ambury    Vice President Finance         May 7, 1998
       -------------------  Star Gas Corporation
       Richard F. Ambury    (Principal Financial
                            & Accounting Officer)