Form 10-Q
period 1998-06-30
STAR GAS PARTNERS LP
filed 1998-08-14
CIK 1002590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q

                                  (Mark One)

       [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998
                                                -------------
                                      OR

       [ _ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

             For the transition period from _________ to _________

                      Commission File Number:   33-98490
                                                --------


                            STAR GAS PARTNERS, L.P.
                            -----------------------
            (Exact name of registrant as specified in its charter)



Delaware                                           06-1437793
-------------------------------                    -----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


2187 Atlantic Street, Stamford, Connecticut        06902
--------------------------------------------------------------------------------
(Address of principal executive office)            (Zip Code)


(203) 328-7300
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes   X    No
                                     ----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 1998:


Star Gas Partners, L.P.  3,831,727 Common Units
                         2,396,078 Subordinated Units

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                              INDEX TO FORM 10-Q



                                                                            PAGE
                                                                            ----


PART I    FINANCIAL INFORMATION:

          Item 1 - Financial Statements

             Consolidated Balance Sheets as of September 30,
             1997 and June 30, 1998                                            3

             Consolidated Statements of Operations for the
             three months ended June 30, 1997 and June 30, 1998                4

             Consolidated Statements of Operations for the
             nine months ended June 30, 1997 and June 30, 1998                 5

             Consolidated Statements of Cash Flows for the
             nine months ended June 30, 1997 and June 30, 1998                 6

             Consolidated Statement of Partners' Capital for the
             nine months ended June 30, 1998                                   7

             Notes to Consolidated Financial Statements                     8-11

          Item 2 - Management's Discussion and Analysis of
                   Financial Conditions and Results of Operations          12-17


PART II   OTHER INFORMATION:

          Item 5 - Other Events                                            18-20

          Item 6 - Exhibits and Reports on Form 8-K                           20

          Signature                                                           21

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                          JUNE 30,
                                                               SEPTEMBER 30,                1998
                                                                   1997                  (UNAUDITED)
                                                            --------------------     --------------------
ASSETS
Current assets:
 Cash and cash equivalents                                           $    889                 $  1,551
 Receivables, net of allowance of $273 and
  $394, respectively                                                    5,720                    5,041
 Inventories                                                            6,597                    7,777
 Prepaid expenses and other current assets                                959                    1,039
                                                                     --------                 --------
 Total current assets                                                  14,165                   15,408
                                                                     --------                 --------

Property and equipment, net                                            95,282                  108,298

Intangibles and other assets, net                                      38,022                   49,559
                                                                     --------                 --------
 Total assets                                                        $147,469                 $173,265
                                                                     ========                 ========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable                                                    $  3,178                 $  2,697
 Bank credit facility borrowings                                           --                      950
 Accrued expenses                                                       3,004                    2,866
 Accrued interest                                                         321                    2,248
 Customer credit balances                                               4,343                    2,405
                                                                     --------                 --------
 Total current liabilities                                             10,846                   11,166
                                                                     --------                 --------

Long-term debt                                                         85,000                   96,000
Other long-term liabilities                                                45                       79

Partners' Capital:
 Common unitholders                                                    47,573                   63,683
 Subordinated unitholders                                               4,034                    2,056
 General Partner                                                          (29)                     281
                                                                     --------                 --------
 Total Partners' Capital                                               51,578                   66,020
                                                                     --------                 --------
 Total Liabilities and Partners' Capital                             $147,469                 $173,265
                                                                     ========                 ========

See accompanying notes to consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                            --------------------------------------------
                                                   1997                     1998
                                            -------------------      -------------------
Sales                                                   $20,078                  $16,243
Cost of sales                                             9,632                    6,518
                                                        -------                  -------
 Gross profit                                            10,446                    9,725

Delivery and branch expenses                              8,702                    8,538
Depreciation and amortization                             2,653                    2,913
General and administrative expenses                       1,491                    1,602
Net gain (loss) on sales of assets                          (67)                     (28)
                                                        -------                  -------
 Operating loss                                          (2,467)                  (3,356)
Interest expense, net                                     1,671                    1,873
                                                        -------                  -------
 Loss before income taxes                                (4,138)                  (5,229)
Income tax expense                                            5                        6
                                                        -------                  -------
 Net loss                                               $(4,143)                 $(5,235)
                                                        =======                  =======

General Partner's interest in net loss                  $   (83)                    (105)
                                                        -------                  -------

Limited Partners' interest in net loss                  $(4,060)                 $(5,130)
                                                        =======                  =======

Basic and diluted net loss per Limited Partner
  unit                                                   $(0.77)                  $(0.82)
                                                        =======                  =======

Weighted average number of Limited Partner
  units outstanding                                       5,271                    6,228
                                                        =======                  =======

See accompanying notes to consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                             JUNE 30,
                                                                 --------------------------------
                                                                     1997                1998
                                                                 ------------        ------------
Sales                                                             $117,396             $95,971
Cost of sales                                                       63,578              43,726
                                                                  --------             -------
 Gross profit                                                       53,818              52,245

Delivery and branch                                                 28,054              28,280
Depreciation and amortization                                        7,869               8,644
General and administrative                                           5,384               4,420
Net gain (loss) on sales of assets                                    (129)               (213)
                                                                  --------             -------
 Operating income                                                   12,382              10,688
Interest expense, net                                                5,290               5,834
                                                                  --------             -------
 Income before income taxes                                          7,092               4,854
Income tax expense                                                      18                  19
                                                                  --------             -------
 Net income                                                       $  7,074             $ 4,835
                                                                  ========             =======

General Partner's interest in net income                          $    142             $    97
                                                                  --------             -------

Limited Partners' interest in net income                          $  6,932             $ 4,738
                                                                  ========             =======

Basic and diluted net income per Limited Partner
  unit                                                               $1.32               $0.79
                                                                  ========             =======

Weighted average number of Limited Partner
  units outstanding                                                  5,271               5,965
                                                                  ========             =======


See accompanying notes to consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                             JUNE 30,
                                                                                 ---------------------------------
                                                                                       1997            1998
                                                                                 -------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $  7,074            $  4,835
Adjustments to reconcile net income to net cash provided by
   operating activities:
Depreciation and amortization                                                         7,869               8,644
Provision for losses on accounts receivable                                             382                 240
Loss on sales of assets                                                                 129                 213
Changes in operating assets and liabilities:
 Decrease in receivables                                                                349                 579
 Decrease (increase) in inventories                                                   5,155                (874)
 Decrease (increase) in other assets                                                   (355)                 85
 Increase (decrease) in accounts payable                                                297                (584)
 Increase (decrease) in other current and long-term liabilities                         707                (375)
                                                                                   --------            --------
   Net cash provided by operating activities                                         21,607              12,763
                                                                                   --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                 (4,454)             (3,825)
Proceeds from sales of fixed assets                                                     314                 245
Acquisition of companies                                                                 --              (5,259)
Cash acquired in conveyance                                                              --               1,825
                                                                                   --------            --------
  Net cash used in investing activities                                              (4,140)             (7,014)
                                                                                   --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings                                                            5,000              13,280
Credit facility repayments                                                           (7,350)            (12,330)
Acquisition facility borrowings                                                       3,350              21,000
Acquisition facility repayments                                                      (3,350)            (21,000)
Distributions                                                                        (8,874)             (9,949)
Increase in deferred charges                                                            (94)               (177)
Proceeds from issuance of Common Units, net                                              --              16,089
Repayment of debt                                                                        --             (23,000)
Proceeds from issuance of debt                                                           --              11,000
                                                                                   --------            --------
  Net cash used in financing activities                                             (11,318)             (5,087)
                                                                                   --------            --------
  Net increase in cash                                                                6,149                 662
Cash at beginning of period                                                           1,106                 889
                                                                                   --------            --------
Cash at end of period                                                              $  7,255            $  1,551
                                                                                   ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                                                          $  3,417            $  3,959
                                                                                   ========            ========
 Income taxes                                                                      $      7            $      7
                                                                                   ========            ========
Non-cash investing activities:
 Acquisitions                                                                                          $ 26,467
 Assumption of note payable                                                                            $(23,000)
Non-cash financing activities:
 Issuance of Common Units                                                                              $ (3,399)
 Additional General Partner interest                                                                   $    (68)

See accompanying notes to consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                     (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)

                                                                                                                     TOTAL
                                                NUMBER OF UNITS                                       GENERAL      PARTNERS'
                                            --------------------------
                                             COMMON    SUBORDINATED      COMMON      SUBORDINATED     PARTNER       CAPITAL
                                             ------    ------------      ------      ------------     -------       -------
Balance as of September 30, 1997             2,875          2,396      $47,573         $ 4,034         $ (29)      $51,578
 Issuance of Common Units, net                 809             --       15,745              --           344        16,089
 Conveyance of Assets, net                     148             --        3,399              --            68         3,467
 Net Income                                     --             --        2,762           1,976            97         4,835
 Distributions ($1.65 per unit)                 --             --       (5,796)         (3,954)         (199)       (9,949)
                                             -----          -----      -------         -------         -----       -------
Balance as of June 30, 1998                  3,832          2,396      $63,683         $ 2,056         $ 281       $66,020
                                             =====          =====      =======         =======         =====       =======


See accompanying notes to consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998


1)   BASIS OF PRESENTATION

          The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal recurring nature.

          The propane industry is seasonal in nature because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the periods ended June 30, 1997 and June 30, 1998 are not necessarily indicative of the results to be expected for a full year.

     Inventories

          Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. At the dates indicated, the components of inventory were as follows:

                                     SEPTEMBER 30,      JUNE 30,
                                        1997              1998
                                        ----              ----
     Propane gas                      $ 4,805           $ 5,743
     Appliances and equipment           1,792             2,034
                                      -------           -------
                                      $ 6,597           $ 7,777
                                      =======           =======

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

4)   RELATED PARTY TRANSACTIONS

          The Partnership has no employees, except for certain employees of its corporate subsidiary, Stellar Propane Service Corporation, and is managed and controlled by Petroleum Heat and Power Co., Inc. ("Petro"). Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. For the nine months ended June 30, 1998, the Partnership reimbursed the General Partner and Petro $14.7 million representing salary, payroll tax and other compensation paid to the employees of the General Partner and to Petro for certain corporate functions such as finance and compliance. In addition, the Partnership reimbursed Petro $0.4 million relating to the Partnership's share of the costs incurred by Petro in conducting the operations of a certain shared branch location which includes managerial services.


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

          During the nine months ended June 30, 1998, the Partnership acquired the propane operations and assets of three additional unaffiliated propane dealers. The aggregate consideration for these acquisitions, accounted for under the purchase method, was approximately $4.9 million.

          Sales and net income have been included in the Consolidated Statements of Operations since their respective dates of acquisition.

          Unaudited pro forma data giving effect to the acquisitions as if they had been acquired on October 1 of the year preceding the year of purchase is as follows:

                                        NINE MONTHS ENDED
                                        -----------------
                                             JUNE 30,
                                             --------
                                          1997         1998
                                          ----         ----
     Sales                              $132,203     $98,116
                                        ========     =======
     Net income                         $  9,967     $ 5,263
                                        ========     =======
     Basic and diluted net income
        per limited partner unit        $   1.57     $  0.83
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

7)   FIRST MORTGAGE NOTES

          In January 1998, the Partnership issued $11.0 million of First Mortgage Notes with an annual interest rate of 7.17%. The proceeds from these notes were used to repay $11.0 million borrowed under the Partnership's acquisition facility. These First Mortgage Notes will mature on September 15, 2010, and will require a prepayment of $5.5 million on March 15, 2010. Interest is payable semi-annually on March 15 and September 15.

8)   NEW YORK STOCK EXCHANGE LISTING

          On May 29, 1998, the Partnership's Common Units began trading on the New York Stock Exchange under the symbol "SGU." The Partnerships Common Units were previously listed on Nasdaq under the symbol "SGASZ."

9)   SUBSEQUENT EVENT - CASH DISTRIBUTION

          On July 21, 1998 the Partnership announced that it would pay a cash distribution of $0.55 per Limited Partner Unit for the three months ended June 30, 1998. The distribution is payable on August 14, 1998 to holders of record as of July 31, 1998.

10)  SUBSEQUENT EVENT - ACQUISITIONS

          Subsequent to June 30, 1998, the Partnership acquired the propane operations, assets, and certain limited partner interests of two unrelated propane dealers. The aggregate consideration for these acquisitions was $5.0 million.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998
--------------------------------
COMPARED TO THREE MONTHS ENDED JUNE 30, 1997
--------------------------------------------


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

Lastly, the propane industry is seasonal in nature, with peak activity occurring during the winter months. Accordingly, results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.

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

VOLUME

For the three months ended June 30, 1998, retail propane volume declined 1.3 million gallons, or 9.7%, to 12.2 million gallons, as compared to 13.5 million gallons for the three months ended June 30, 1997. The decline was due to the effect of temperatures which were 34.6% warmer than the prior year's comparable period (and 17.9% warmer than normal). Offsetting the impact of the warmer than normal temperatures was the Pearl acquisition, which provided 1.1 million gallons, or 8.2%, of additional volume.

For the three months ended June 30, 1998, wholesale propane volume declined by
2.7 million gallons, or 30.2%, to 6.3 million gallons, as compared to 9.0 million gallons for the three months ended June 30, 1997. This decline was due primarily to the 34.6% warmer weather.

SALES

For the three months ended June 30, 1998, sales declined $3.9 million, or 19.1%, to $16.2 million, as compared to $20.1 million for the three months ended June 30, 1997. This decline was due to weather-related reductions in volume and lower retail and wholesale selling prices, which were partially offset by the additional sales provided by the Pearl operations. During the three months ended June 30, 1998, retail and wholesale selling prices declined versus the prior year's comparable period in response to lower propane supply costs.

COST OF SALES

For the three months ended June 30, 1998, cost of sales declined $3.1 million, or 32.3%, to $6.5 million, as compared to $9.6 million for the three months ended June 30, 1997. This decline was largely due to lower propane supply costs and lower retail and wholesale sales volume.

GROSS PROFIT

For the three months ended June 30, 1998, gross profit declined $0.7 million, or 6.9%, to $9.7 million, as compared to $10.4 million for the three months ended June 30, 1997. This change was attributable to the weather-related decline in volume and was partially offset by improved per gallon margins across all market segments.

DELIVERY AND BRANCH EXPENSES

For the three months ended June 30, 1998, delivery and branch expenses declined $0.2 million, or 1.9%, to $8.5 million, as compared to $8.7 million for the three months ended June 30, 1997. Excluding approximately $0.7 million of additional costs associated with Pearl operations, delivery and branch expenses were $0.9 million less than the prior year's comparable period due to lower insurance costs and management's ability to reduce operating costs in response to the warm winter weather.

DEPRECIATION AND AMORTIZATION

For the three months ended June 30, 1998, depreciation and amortization expense increased $0.2 million, or 9.8%, to $2.9 million, as compared to $2.7 million for the three months ended June 30, 1997, primarily due to additional depreciation expense associated with the Pearl acquisition.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended June 30, 1998, general and administrative expenses increased $0.1 million, or 7.4%, to $1.6 million, as compared to $1.5 million for the three months ended June 30, 1997. This increase was primarily due to expenses associated with the Partnership's acquisition program.

INTEREST EXPENSE, NET

For the three months ended June 30, 1998, interest expense, net increased $0.2 million, or 12.1%, to $1.9 million, as compared to $1.7 million for the three months ended June 30, 1997. This change was primarily due to the additional long-term borrowing associated with the Pearl Gas acquisition.

INCOME TAX EXPENSE

Income tax expense primarily represents certain state income taxes related to the Partnership's wholly-owned corporation which conducts non-qualifying master limited partnership business.

NET LOSS

As expected, the net loss for the three months ended June 30, 1998 increased $1.1 million to $5.2 million, as compared to $4.1 million for the three months ended June 30, 1997. This change was primarily due to temperatures which were 34.6% warmer than the prior year's comparable quarter, as well as increases in depreciation and interest expenses relating to the Pearl Gas acquisition.

EBITDA

For the three months ended June 30, 1998, EBITDA (defined as operating income
(loss) plus depreciation and amortization less net gain (loss) on sales of assets) declined by $0.7 million to an EBITDA loss of $0.4 million, as compared to $0.3 million in positive EBITDA realized during the three months ended June 30, 1997. This change was attributable to 34.6% warmer temperatures (17.9% warmer than normal) and additional expenses associated with running a larger business. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance), or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS


NINE MONTHS ENDED JUNE 30, 1998
-------------------------------
COMPARED TO NINE MONTHS ENDED JUNE 30, 1997
-------------------------------------------

VOLUME

For the nine months ended June 30, 1998, retail propane volume increased 4.0 million gallons, or 4.9%, to 84.8 million gallons, as compared to 80.8 million for the nine months ended June 30, 1997. The increase was due to the October 1997 acquisition of Pearl Gas, which provided 10.1 million gallons of additional volume. The positive impact of the Pearl acquisition was partially offset by temperatures which were 11.6% warmer than the prior year's comparable period and 12.2% warmer than normal.

For the nine months ended June 30, 1998, wholesale propane volume declined by
10.7 million gallons, or 32.5%, to 22.1 million gallons, as compared to 32.8 million gallons for the nine months ended June 30, 1997. This decline was attributable to the abnormally warm winter weather and a reduction in spot sales to certain customers.

SALES

For the nine months ended June 30, 1998, sales decreased $21.4 million, or 18.3%, to $96.0 million, as compared to $117.4 million for the nine months ended June 30, 1997. This decline was primarily due to weather-related reductions in volume and lower retail and wholesale selling prices. Retail and wholesale selling prices declined versus the prior year's comparable period in response to lower propane supply costs. To a limited extent, the additional sales provided by the Pearl operations mitigated the impact of the warm winter weather.

COST OF SALES

For the nine months ended June 30, 1998, cost of sales decreased $19.9 million, or 31.2%, to $43.7 million, as compared to $63.6 million for the nine months ended June 30, 1997. Cost of sales declined from the prior year's comparable period due to lower wholesale propane supply costs and a decline in wholesale volume sold. This decline was partially offset by the cost of sales attributable to the Pearl operations.

GROSS PROFIT

For the nine months ended June 30, 1998, gross profit decreased $1.6 million, or 2.9%, to $52.2 million, as compared to $53.8 million for the nine months ended June 30, 1997. This change in gross profit was attributable to lower wholesale volume and a decline in wholesale and retail margins. The Partnership's overall per gallon margins declined versus the prior year's comparable period due in part to the effect of the Pearl Gas acquisition, as a greater proportion of the Partnership's volume is now sold to lower margin Midwestern customers.
Excluding
the impact of the Pearl operations, per gallon margins were lower than the prior year's comparable period when the Partnership benefited from unusual supply and wholesale market conditions.

DELIVERY AND BRANCH EXPENSES

For the nine months ended June 30, 1998, delivery and branch expenses increased $0.2 million, or 0.8%, to $28.3 million, as compared to $28.1 million for the nine months ended June 30, 1997. This modest increase was primarily due to $2.0 million in expenses relating to the Pearl operations, partially offset by a $1.8 million reduction in operating costs, reflecting management's response to the warm winter weather and lower insurance costs.

DEPRECIATION AND AMORTIZATION EXPENSE

For the nine months ended June 30, 1998, depreciation and amortization expense increased $0.7 million, or 9.8%, to $8.6 million, as compared to $7.9 million for the nine months ended June 30, 1997. This increase was due to the impact of the Pearl acquisition.

GENERAL AND ADMINISTRATIVE EXPENSES

For the nine months ended June 30, 1998, general and administrative expenses decreased by $1.0 million, or 17.9%, to $4.4 million, as compared to $5.4 million for the nine months ended June 30, 1997. The decline was primarily due to the recognition of expenses in the prior year's comparable period relating to the fiscal 1997 strategic initiative, which was concluded in March 1997.

INTEREST EXPENSE, NET

For the nine months ended June 30, 1998, interest expense, net increased $0.5 million, or 10.3%, to $5.8 million, as compared to $5.3 million for the nine months ended June 30, 1997. This change was primarily due to an increase in long-term debt associated with the Pearl acquisition.

NET INCOME

For the nine months ended June 30, 1998, net income decreased $2.3 million to $4.8 million, as compared to $7.1 million for the nine months ended June 30, 1997. The decline in net income was primarily attributable to a decline in wholesale gross profit and to the increase in depreciation expense and interest costs associated with the Pearl acquisition.

EBITDA

For the nine months ended June 30, 1998, EBITDA (defined as operating income plus depreciation and amortization less net gain (loss) on sales of assets) declined $0.9 million, or 4.1%, to $19.5 million, as compared to $20.4 million for the nine months ended June 30, 1997. This slight reduction was achieved in a period in which temperatures were 12.2% warmer than normal and 11.6% warmer than the prior year's comparable period, as the effects of the abnormally warm winter weather were mostly offset by the additional EBITDA provided from the Pearl acquisition and a reduction in total operating expenses.

EBITDA should not be considered as an alternative to net income (as an indicator of operating performance), or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended June 30, 1998, net cash provided by operating activities decreased by $8.8 million, to $12.8 million as compared to the $21.6 million generated in the prior year's comparable period. This decrease resulted from a lower level of net income and an increase in the cash requirements for inventory of approximately $6.0 million.

Net cash used in investing activities was $7.0 million, of which $3.6 million after deducting proceeds accrued on sales of fixed assets of $0.2 million was used to finance capital expenditures, with $2.2 million utilized for maintenance capital needed to sustain operations at their current level and $1.4 million used to support the growth of operations. In addition, the Partnership utilized $5.3 million to fund three acquisitions, which was partially offset by $1.8 million of cash acquired in the Pearl Gas transaction.

Net cash used in financing activities was $5.1 million. Proceeds received include net borrowings under the Partnership bank credit facility of $1.0 million, the net proceeds from the issuance of additional Partnership units of $16.1 million, including a General Partner contribution of $0.3 million, and the private placement of $11.0 million of 7.17% First Mortgage Notes, due 2010. These proceeds were used to repay $23.0 million of long-term debt conveyed in the Pearl Gas acquisition. In addition, the Partnership paid $10.0 million in distributions to Limited and General Partners.

The Partnership's cash requirements for the remainder of fiscal 1998 include maintenance capital expenditures of approximately $0.5 million and interest payments of $3.8 million on its First Mortgage Notes. In addition, the Partnership plans to pay $3.5 million of Limited and General Partner distributions. Based on its current cash position, bank credit availability and expected net cash from operating activities, the partnership expects to be able to meet all of these obligations for fiscal 1998, as well as all of its other current obligations as they become due.

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

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                          PART II:  OTHER INFORMATION

ITEM 5 -  OTHER EVENTS
          ------------

STAR GAS PARTNERS, L.P. AND PETROLEUM HEAT AND POWER CO., INC., BUSINESS
------------------------------------------------------------------------
COMBINATION
-----------

In August 1998, the Partnership and Petroleum Heat and Power Co., Inc. ("Petro") jointly announced that they have reached an agreement in principle to enter into a strategic business combination in which Petro would become a wholly-owned subsidiary of the Partnership ("the Star Gas/Petro transaction"). This transaction would be effected through Petro Shareholders exchanging their approximately 26.6 million shares of Petro Common Stock for approximately 3.6 million limited partnership units of the Partnership which will be subordinated to the existing Common Units of the Partnership.

The Partnership currently distributes to its partners, on a quarterly basis, all of its Available Cash, which is generally all of the cash receipts of the Partnership less all cash disbursements, with a targeted Minimum Quarterly Distribution ("MQD") of $0.55 per Unit, or $2.20 per Unit on an annualized basis. In connection with the Star Gas/Petro transaction, the Partnership will increase the MQD to $.575 per Unit or $2.30 per Unit on an annualized basis. This increase in the MQD reflects the expectation that the transaction will be accretive to the Partnership. The increase in the MQD will also serve to raise the threshold needed to end the subordination period.

Of the 3.6 million subordinated Partnership units anticipated to be distributed to Petro shareholders, 2.8 million will be Senior Subordinated Units and approximately 857,000 will be Junior Subordinated Units and General Partnership Interests. The Senior Subordinated Units will be publicly registered and tradable (they are expected to be listed on the New York Stock Exchange) and will be subordinated in distributions to the Partnership's Common Units. The Junior Subordinated Units and General Partnership Interests will not be registered nor publicly tradable and will be subordinated to both the Common Units and the Senior Subordinated Units. The Senior Subordinated Units will be exchanged with holders of Petro's publicly traded Class A common stock and the Junior Subordinated Units and General Partnership Interest will be exchanged with individuals that currently own Petro's Class C common stock. Certain holders of the Petro's Class C common stock will also exchange their shares for Senior Subordinated Units.

It is currently contemplated that 21,177,000 shares of Petro Common Stock will be exchanged for 2,767,000 Senior Subordinated Units of the Partnership. 5,386,000 shares of Petro common stock, held by certain individuals who currently own Petro Class C common stock, including Irik P. Sevin, Chairman of both Petro and the General Partner of the Partnership and other members of a group that currently controls Petro, will be exchanged for 579,000 Junior Subordinated Units and General Partnership Interests which are economically equivalent to 279,000 Junior Subordinated Units.

Under the partnership subordination provision, distributions on the Partnership's Senior Subordinated Units may be made only after distributions of Available Cash on Common Units meet the Minimum Quarterly Distribution requirement. Distributions on the Partnership's Junior Subordinated Units and to the General

Partner may be made only after distributions of Available Cash on Common Units and Senior Subordinated Units meet the Minimum Quarterly Distribution requirement. The Subordination Period will generally extend until the Partnership earns and pays its MQD for three years. In any event, as a condition of the Star Gas/Petro transaction, the Partnership agreement will be amended so that no distribution will be paid on the Senior Subordinated Units, Junior Subordinated Units, or to the General Partner except to the extent Available Cash is earned from operations.

Like many other publicly traded master limited partnerships, the Partnership contains a provision which provides the General Partner with incentive distributions in excess of certain targeted amounts. This provision will be modified so that should there be any such incentive distributions, they will be made pro rata to the Senior Subordinated Units and Junior Subordinated Units as well as to the General Partner.

In connection with the Star Gas/Petro transaction, the Senior Subordinated Units, Junior Subordinated Units and General Partnership Interests can earn, pro rata, 303,000 additional Senior Subordinated Units each year that Petro provides $.50 per unit accretion to the Partnership to a maximum of 909,000 additional Senior Subordinated Units.

In connection with the Star Gas/Petro transaction, the Partnership intends to raise approximately $140 million through a public offering of Common Units and $120 million through a public or private offering of debt securities. The net proceeds from these offerings will be used primarily to redeem approximately $240 million in Petro public and private debt and preferred stock. Any such offering will be made only by means of a prospectus or in transactions not requiring registration under securities laws. This announcement does not constitute an offer to sell any securities. As part of this recapitalization, Petro also intends to restructure $66.2 million of privately held Notes.

Petro has reached an agreement with institutional holders of an aggregate of $149 million or 63.1% of such public debt and preferred stock to permit the redemption of such securities at the closing of the Star Gas/Petro transaction. This agreement allows Petro to redeem its 9 3/8% Subordinated Debentures, 10 1/8% Subordinated Notes and 12 1/4% Subordinated Debentures at 100%, 100% and 103.5% of principal amount, respectively, and to redeem its 12 7/8% Preferred Stock at $23 per share. In consideration for this early redemption right, Petro has agreed to issue to such holders 3.37 shares of newly issued Petro Junior Convertible Preferred Stock for each $1,000 in principal amount or liquidation preference of such securities. Each share of Petro Junior Convertible Preferred Stock will be exchangeable into .13 of a Partnership Common Unit at the conclusion of this transaction representing a maximum 104,000 Common Units. Should the Star Gas/Petro transaction not be consummated, the Junior Preferred Stock will be converted into a like number of shares of Class A Common Stock.

Petro will offer to the remaining holders of Petro's publicly traded debt and preferred stock the same right of early redemption under the same terms and conditions as agreed to by the consenting holders. This proposal will be made through an exchange offer that is expected to commence shortly. This transaction and the associated Petro recapitalization is subject to receiving an agreement to the early redemption from at least 90% of the outstanding publicly traded debt and preferred stock.

Petro currently has a 40.7% equity interest in the Partnership and a subsidiary of Petro is its general partner. After completion of the Star Gas/Petro transaction, the Petro shareholders will own approximately 26% of the Partnership's equity through Subordinated Units and General Partnership Interests. The holders of the Partnership's Common Units (including an estimated
6.4 million Common Units that will be sold in the Partnership's $140 million public offering) will own an aggregate approximately 74% equity interest in the Partnership following the completion of the transaction. The General Partner of the Partnership will be a newly organized Delaware limited liability company that will be owned by members of Petro's current control group.

The Board of Directors of the General Partner of the Partnership has appointed an independent committee of directors to represent the Partnership in this matter. This committee has retained A.G. Edwards & Sons, Inc. to act as its financial advisor and to determine the fairness of this transaction to the Partnership's Common Unit holders. The Board of Directors of Petro has retained PaineWebber Incorporated as its financial advisor and Dain Rauscher Wessels to render an opinion as to the fairness to Petro of this transaction.

The completion of the Star Gas/Petro Transaction is subject to the negotiation and execution of definitive agreements, the receipt of regulatory approvals, the approval of Star's nonaffiliated Common Unit holders and Petro's nonaffiliated Common Shareholders, other necessary partnership and corporate approvals, fairness opinions from A.G. Edwards & Sons, Inc. and Dain Rauscher Wessels, and the agreement to early redemption by the holders of 90% of Petro's publicly traded debt and preferred stock.


ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

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

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:


Star Gas Partners, L.P.

By:  Star Gas Corporation (General Partner)


SIGNATURE                     TITLE                              DATE
---------                     -----                              ----
/s/  Joseph P. Cavanaugh      President                          August 14, 1998
     -------------------
     Joseph P. Cavanaugh      Star Gas Corporation
                              (Principal Executive Officer)

/s/  Richard F. Ambury        Vice President Finance             August 14, 1998
     -------------------
     Richard F. Ambury        Star Gas Corporation
                              (Principal Financial & Accounting Officer)