Form 10-K405
period 1998-09-30
STAR GAS PARTNERS LP
filed 1998-11-24
CIK 1002590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

                                  (Mark One)

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal year ended September 30, 1998
                                           ------------------

                                      OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

             For the transition period from _________ to _________

                      Commission File Number:  33-98490
                                               ---------


                            STAR GAS PARTNERS, L.P.
                            -----------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                06-1437793
-------------------------------                         ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

2187 Atlantic Street, Stamford, Connecticut             06902
--------------------------------------------------------------------------------
(Address of principal executive office)               (Zip Code)

(203) 328-7300
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:


       Title of Each Class             Name of Each Exchange on which registered
 ------------------------------        -----------------------------------------
           Common Units                             New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes    X       No___
              ---

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated be reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Star Gas Partners, L.P. Common Units held by non-affiliates of Star Gas Partners, L.P. on November 23, 1998 was approximately $75,745,000. At November 23, 1998 there were outstanding 3,858,999 Common Units and 2,396,078 Subordinated Units, each representing limited partner interests.

Documents Incorporated by Reference:  None

                            STAR GAS PARTNERS, L.P.

                         1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                    PART I
                                                                            Page
Item  1.      Business                                                        3
Item  2.      Properties                                                     12
Item  3.      Legal Proceedings - Litigation                                 12
Item  4.      Submission of Matters to a Vote of Security Holders            13

                                   PART II

Item  5.      Market for the Registrant's Units and
                Related Matters                                              13
Item  6.      Selected Historical Financial and Operating Data               14
Item  7.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations                15
Item  7A.     Qualitative and Quantitive Disclosures about Market Risk       21
Item  8.      Financial Statements and Supplementary Data                    21
Item  9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                          21

                                   PART III

Item 10.      Directors and Executive Officers of the Registrant             21
Item 11.      Executive Compensation                                         25
Item 12.      Security Ownership of Certain Beneficial Owners
                and Management                                               27
Item 13.      Certain Relationships and Related Transactions                 29

                                PART IV

Item 14.      Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K                                          30

                                    PART I
                               ITEM 1. BUSINESS


STRUCTURE

     Star Gas Partners, L.P. (the "Partnership" or the "MLP") was formed on October 16, 1995 to acquire and operate the propane business of Star Gas Corporation (the "Company", "Star Gas" or the "General Partner") and its parent corporation Petroleum Heat and Power Co., Inc. ("Petro" and together with Star Gas collectively the "Predecessor Company"). Substantially all of the consolidated assets and liabilities of the MLP are accounted for by Star Gas Propane, L.P. (the "Operating Partnership" or the "OLP") in which the MLP owns a 99% limited partnership interest and the Company owns a 1% general partnership interest.

     The General Partner directs and manages all activities of the Partnership and the Operating Partnership and is reimbursed on a monthly basis for all direct and indirect expenses it incurs on its behalf, including the cost of employees.

PROPOSED ACQUISITION OF PETROLEUM HEAT AND POWER CO., INC.

     On October 23, 1998, the Partnership and Petro jointly announced that they have signed a definitive merger agreement pursuant to which Petro would become a wholly owned subsidiary of the Partnership (the "Star Gas/Petro transaction"). This transaction would be effected through Petro shareholders exchanging their 26,562,481 shares of Petro Common Stock for 3,623,236 limited and general partnership units of the Partnership which will be subordinated to the existing Common Units of the Partnership.

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

     Of the 3,623,236 subordinated Partnership units anticipated to be distributed to Petro shareholders, 2,767,058 will be Senior Subordinated Units and 856,178 will be Junior Subordinated Units and General Partnership Units. The Senior Subordinated Units will be publicly registered and tradable (they are expected to be listed on the New York Stock Exchange) and will be subordinated with respect to distributions to the Partnership's Common Units. The Junior Subordinated Units and General Partnership Units will not be registered nor publicly tradable and will be subordinated to both the Common Units and the Senior Subordinated Units. The Senior Subordinated Units will be exchanged with holders of Petro's publicly traded Class A Common Stock and the Junior Subordinated Units and General Partnership Units will be exchanged with individuals that currently own both Petro's Class C Common Stock and Class A Common Stock. Certain holders of Petro's Class C Common Stock will also exchange their shares for Senior Subordinated Units.

     It is currently contemplated that 21,180,789 shares of Petro Common Stock will be exchanged for 2,767,058 Senior Subordinated Units of Partnership. 5,381,692 shares of Petro Common Stock, held by certain individuals who currently own Petro Class C Common Stock, including Irik P. Sevin, Chairman of both Petro and of the General Partner of the Partnership and other members of a group that currently controls Petro, will be exchanged for 577,205 Junior Subordinated Units and 278,973 General Partnership Units which are economically equivalent to Junior Subordinated Units.

     Pursuant to the subordination provision, distributions on the Partnership's Senior Subordinated Units may be made only after distributions of Available Cash on Common Units meet the MQD target. Distributions on the Partnership's Junior Subordinated Units and General Partner Units may be made only after distributions of Available Cash on Common Units and Senior Subordinated Units meet the MQD. The Subordination Period will generally extend until the Partnership earns and pays its MQD for three years. As a condition of the Star Gas/Petro transaction, the current Partnership Agreement will be amended so that no distribution will be paid on the Senior Subordinated Units, Junior Subordinated Units, or the General Partner Units except to the extent Available Cash is earned from operations.

     Like many other publicly traded master limited partnerships, the Partnership Agreement contains a provision which provides the General Partner with incentive distributions in excess of certain targeted amounts. Following the Star Gas/Petro transaction, this provision will be modified so that should there be any such incentive distributions, they will be made pro rata to the holders of Senior Subordinated Units, Junior Subordinated Units, and General Partner Units.

     In connection with the Star Gas/Petro transaction, the Senior Subordinated Units, Junior Subordinated Units and General Partnership Units can earn, pro rata, an aggregate of up to 303,000 additional Senior Subordinated Units over a five year period for each year that Petro meets certain financial goals to a maximum of 909,000 additional Senior Subordinated Units.

     In connection with the Star Gas/Petro transaction, the Partnership intends to raise approximately $140 million through a public offering of Common Units and $120 million through a public or private offering of debt securities. The net proceeds from these offerings will be used primarily to redeem and restructure approximately $240 million in Petro public and private debt and preferred stock. The exact terms and timing of any such offerings will depend upon market conditions. Any such offerings will be made only by means of a prospectus or in transactions not requiring registration under securities laws. The foregoing statements do not constitute an offer to sell securities.

     Petro has completed an exchange offer agreement with institutional holders of an aggregate of $233 million or 98% of its public debt and preferred stock to permit the redemption of such securities at the closing of the Star Gas/Petro transaction. This agreement allows Petro to redeem its 9 3/8% Subordinated Debentures, 10 1/8% Subordinated Notes and 12 1/4% Subordinated Debentures at 100%, 100% and 103.5% of principal amount, respectively, plus accrued interest and also to redeem its 12 7/8% Preferred Stock at $23 per share, plus accrued and unpaid dividends. In consideration for this early redemption right, Petro has agreed to issue to such holders 3.37 shares of newly issued Petro Junior Convertible Preferred Stock for each $1,000 in principal amount or liquidation preference of such securities. Each share of Petro Junior Convertible Preferred Stock will be exchangeable into .13064 of a Partnership Common Unit at the conclusion of the Star Gas/Petro transaction representing a maximum of 102,773 Common Units. Petro also intends to restructure $66.2 million of privately held notes currently outstanding.

     Petro currently has a 40.5% equity interest in the Partnership and the General Partner is a subsidiary of Petro. After completion of the Star Gas/Petro transaction, the Petro shareholders will own approximately 26% of the Partnership's equity through Subordinated Units and General Partner Units. The holders of the Partnership's Common Units (including an estimated 6.4 million Common Units that will be sold in the Partnership's proposed $140 million public offering) will own an aggregate of approximately 74% equity interest in the Partnership following the completion of the transaction. In connection with the Star Gas/Petro transaction, the General Partner of the Partnership will be a newly organized Delaware limited liability company that will be owned by Irik Sevin, Audrey Sevin and two entities affiliated with Wolfgang Traber, (see Part III Item 10 - Directors and Executive Officers of the Registrant).

     A Special Committee of the Board of Directors of the General Partner acting on behalf of the holders of the Common Units, negotiated the terms of the Star Gas/Petro transaction. A.G. Edwards & Sons, Inc. was retained by the Special Committee as independent financial advisor, and has rendered an opinion that the Star Gas/Petro transaction is fair, from a financial point of view, to the holders of Common Units.

     The completion of the Star Gas/Petro transaction is subject to the receipt of regulatory approvals, the approval of the Partnership's non-affiliated Common unitholders and non-affiliated Petro shareholders and other necessary partnership and corporate approvals.

BUSINESS

     The Partnership is primarily engaged in the retail distribution of propane and related equipment and supplies to residential, commercial, industrial, agricultural and motor fuel customers. The Partnership believes that it is the eighth largest retail propane distributor in the United States, serving approximately 166,000 customers from 55 branch locations and 32 satellite storage facilities in the Midwest and 19 branch locations and 14 satellite storage facilities in the Northeast The Partnership also serves approximately 30 wholesale customers from its wholesale operation in southern Indiana.

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

BUSINESS STRATEGY

     The Partnership's strategy is to maximize its cash flow and profitability, primarily through (i) acquisitions which have the potential for generating attractive returns on investment, (ii) internal growth and (iii) controlling operating costs. The retail propane industry is mature and experiences only limited growth in total demand for the product. The propane industry is also large and highly fragmented, with approximately 6,000 independently owned and operated distributors. Given these characteristics, the Partnership's acquisition strategy is focused on acquiring smaller to medium-sized local and regional independent propane distributors, particularly those with a relatively large percentage of residential customers which generate higher margins than other types of customers and those located in the Midwest and Northeast, where the Partnership believes it can attain higher margins than in other areas of the United States.

     The Partnership has had access to Petro's management expertise and believes that it will continue to have such access whether or not the Star Gas/Petro transaction is consummated. The Partnership believes that the extensive experience of Petro's management team in making acquisitions in the home heating oil industry, which has many similar characteristics to the propane industry, provides the Partnership with a competitive advantage. Additionally, the field of potential acquisition candidates for the Partnership has been broadened because of the ability to acquire companies with both home heating oil and propane operations, with the Partnership retaining the propane operations and Petro retaining the home heating oil operations or the Partnership retaining both the propane and the home heating oil operations. In this regard, although the Partnership does not presently have any home heating oil operations, it may consider acquiring or retaining such operations in the future even if the Star Gas/Petro transaction is not completed to the extent that the Partnership is able to identify attractive acquisition candidates in the home heating oil field.

     In order to facilitate the Partnership's acquisition strategy, the Operating Partnership has entered into bank credit facilities which consist of a $25.0 million acquisition facility (of which $9.0 million was outstanding as of September 30, 1998) and a $12.0 million working capital facility (of which $4.8 million was outstanding as of September 30, 1998). In addition to borrowings under the bank credit facilities, the Partnership may fund future acquisitions from internal cash flow, the issuance of additional Partnership interests or debt securities.

     While the Partnership regularly considers and evaluates acquisitions as part of its ongoing acquisition program, the Partnership does not currently have any present agreements or commitments with respect to any material acquisition other than the Petro acquisition. There can be no assurance that the Partnership will identify attractive acquisition candidates in the future or that it will be able to acquire such candidates or obtain financing for such acquisitions on acceptable terms. If the Partnership is able to make acquisitions, there can be no assurance, however, that such acquisitions will not dilute earnings and distributions to Unitholders. The General Partner has broad discretion in making acquisitions and it is expected that the General Partner will not generally seek Unitholder approval of acquisitions.

MARKETING AND OPERATIONS

     As of September 30, 1998, the Partnership distributed propane and provided related services to approximately 166,000 retail customers in 13 states from 74 branch locations. The Partnership's operations are conducted under several trademarks and trade names including: Star Gas(R), Star Gas Service(TM), Silgas(TM), Blue Flame(R), Maingas(TM), Arrow Gas(TM), Mid-Hudson Valley Propane(TM), Coleman Gas Service(TM), H & S Gas(TM), Isch Gas(TM), Wilhoyte L.P. Gas(TM), Rural Natural Gas(TM), Pearl Gas(TM), Bay State-Arrow Gas(TM), Knowles L.P. Gas(TM) and Lowe Bros. & Dad. The Partnership does not have the right to use the trademark Star Gas(R) in the State of New York nor does the Partnership have the right to use the Blue Flame(R) trademark in certain limited areas outside of the Partnership's current area of operations. The marketing areas served by the Partnership are generally rural but also include suburban areas where natural gas is generally not available.

     The Partnership's retail operations are located primarily in the Northeast and Midwest regions of the United States as follows:


NORTHEAST                                                  MIDWEST
---------                                                  -------
CONNECTICUT                  PENNSYLVANIA                  INDIANA                       KENTUCKY (CONTINUED)
Stamford                     Hazleton                      Akron                         Shelbyville
Hartford                     Wind Gap                      Batesville
                                                           Bedford                       MICHIGAN
MAINE                        RHODE ISLAND                  Bluffton                      Charlotte
Fairfield                    Davisville                    Coal City                     Hillsdale
Fryeburg                                                   College Corner                Somerset Center
Skowhegan                                                  Columbia City
Wells                                                      Decatur                       OHIO
Windham                                                    Ferdinand                     Bowling Green
                                                           Greencastle                   Cincinnati
MASSACHUSETTS                                              Jeffersonville                Defiance
Belchertown                                                Linton                        Deshler
Rochdale                                                   Madison                       Ft. Recovery
Westfield                                                  New Salisbury                 Hebron
Swansea                                                    N. Manchester                 Ironton
                                                           N. Vernon                     Kenton
NEW HAMPSHIRE                                              N. Webster                    Lancaster
(from Fryeburg, ME)                                        Portland                      Lewisburg
                                                           Remington                     Lynchburg
NEW JERSEY                                                 Richmond                      Macon
Maple Shade                                                Salem                         Maumee
Tuckahoe                                                   Seymour                       McClure
                                                           Sulphur Springs               Milford
NEW YORK                                                   Versailles                    Mt. Orab
Addison                                                    Warren                        North Star
Poughkeepsie                                               Waterloo                      Ripley
Washingtonville                                            Winamac                       Sabina
                                                                                         Waverly
                                                           KENTUCKY                      West Union
                                                           Dry Ridge
                                                           Glencoe                       WEST VIRGINIA
                                                           Prospect                      (from Ironton, OH)

     The distribution of propane at the retail level generally involves large numbers of small deliveries averaging 100-150 gallons each to the majority of the Partnership's customer base. Homeowners or residential customers use propane primarily for space heating, water heating, clothes drying and cooking. Commercial customers such as motels, restaurants, retail stores and laundromats, generally use propane for the same purposes as residential customers.
Industrial users, such as manufacturers, use propane as a heating and energy source in the manufacturing and drying processes. In addition, propane is used to dry crops, cure tobacco and as a fuel source for certain motor vehicles.

     During the fiscal year ended September 30, 1998, approximately 79% of the Partnership's sales (by volume of gallons sold) were to retail customers. Of this amount, approximately 54% of sales by volume were to residential customers, 19% to commercial/industrial customers, 19% to agricultural customers and 8% to motor fuel customers. The remaining 21% of sales by volume were to wholesale customers. Sales to residential customers in fiscal year 1998 accounted for 58% of the Partnership's gross profit on propane sales, reflecting the higher-margin nature of this segment of the retail market.

     The Partnership also sells installs and services equipment related to its propane distribution business, including heating and cooking appliances and at some locations rents water softeners. Typical branch locations consist of an office, appliance showroom, warehouse and service facilities, with one or more 12,000 to 30,000 gallon bulk storage tanks located on or near the premises. Satellite facilities typically contain only bulk storage tanks.

     Retail deliveries of propane are usually made to customers by means of the Partnership's fleet of 280 bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,000 to 3,000 gallons, into a stationary storage tank on the customer's premises. The Partnership generally owns these storage tanks. The capacity of these tanks ranges from approximately 24 gallons to 1,000 gallons. The Partnership also delivers propane to retail customers in portable cylinders, which typically are picked up and replenished at the Partnership distribution locations, then returned to the retail customer. To a limited extent, the Partnership also delivers propane to certain end users of propane in larger trucks known as transports (which have an average capacity of 9,000 gallons). Users receiving transport deliveries include industrial customers, large-scale heating accounts such as local gas utilities which use propane as a supplemental fuel to meet peak demand requirements and large agricultural accounts which use propane for crop drying and space heating. "See
Item 2--Properties".

     A majority of the Partnership's residential customers receive their propane supply pursuant to an automatic delivery system which eliminates the customer's need to make an affirmative purchase decision. The Partnership delivers propane to its customers approximately five times during the year, depending upon weather conditions and historical consumption patterns. In addition, the Partnership provides emergency service seven days a week, 52 weeks a year. Management believes its propane customer base to be relatively stable. In excess of 95% of the Partnership's retail propane customers lease their tanks from the Partnership. In most states, certain fire safety regulations restrict the refilling of a leased tank solely to the propane supplier that owns the tank. Historically, the inconvenience associated with switching tanks greatly reduces a propane customer's tendency to change their distributor.

     Profits in the retail propane business are primarily based on margins, the cents-per-gallon difference between the purchase price and the sales price of propane. The Partnership generally purchases propane under supply contracts spanning several months and in the spot market. These purchases are primarily from natural gas processors and major oil companies. As a result, its supply costs fluctuate with market price fluctuations. Should wholesale propane prices decline in the future, the Partnership's margins on its retail propane distribution business should increase in the short-term, because retail prices tend to change less rapidly than wholesale prices. Should the wholesale cost of propane increase, for similar reasons, retail margins and profitability would likely be reduced at least for the short-term, until retail prices can be increased.

SEASONALITY

     The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Historically 70% - 75% of the Partnership's retail propane volume is sold during the peak heating season from October through March.

     Consequently, sales and operating profits are largely generated during the Partnership's first and second fiscal quarters. The Partnership seeks to reserve cash flows from the first and second fiscal quarters for distribution to holders of its Partnership interests in the third and fourth fiscal quarters. In addition, sales volume traditionally fluctuates from year to year in response to variations in weather, prices and other factors.

SUPPLY

     The Partnership obtains propane from over 30 sources, all of which are domestic or Canadian oil companies, including: Amoco Canada Marketing Corp.; Bayway Refining Company; Domex, Inc.; Enron Gas Liquids, Inc.; Ferrell North America; Marathon Ashland Petroleum, LLC; MarkWest Hydrocarbons; Mobil Oil Company; Petro Canada LPG Inc.; Shell Canada Limited; Sea-3, Inc.; Shell Oil Company; and Warren Gas Liquids, Inc. Supplies from these sources have traditionally been readily available, although no assurance can be given that supplies of propane will be readily available in the future.

     The Partnership supplies its Midwest retail and wholesale operations through a combination of purchases from suppliers in Mont Belvieu, Texas and from a number of Midwest refineries. Purchases from Mont Belvieu are typically transported by pipeline to the Partnership's 21 million gallon underground storage facility located in Seymour, Indiana (the "Seymour Facility") and then delivered by truck to the Midwest branches and wholesale customers. Refinery based purchases are transported by truck from the terminal location to the retail operations or to wholesale customers. Typically, refinery purchases are made pursuant to market based contracts. The Partnership may enter into forward contracts with Mont Belvieu suppliers or refineries which call for a fixed price for the product to be purchased based on current market conditions, with delivery occurring at a later date. In most cases, the Partnership has entered into similar agreements to sell this product to customers for a fixed price. In the event that the Partnership enters into a purchase contract without a subsequent sales contract, it is exposed to some market risk. Currently, the Partnership does not have any contracts that if market conditions were to change, would have a material affect on its financial statements.

     The Seymour Facility is located on the TEPPCO Partners, L.P. pipeline system. The pipeline is connected to Mont Belvieu's storage facilities and is one of the largest conduits of supply for the U.S. propane industry. The Seymour Facility allows the Partnership to buy and store large quantities of propane during periods of low demand, which generally occur during the summer months. The General Partner believes that this ability allows the Partnership to achieve cost savings to an extent generally not available to many of the Partnership's competitors in its Midwest markets.

     For fiscal 1998, 28% of the Midwest volume was purchased from various Mont Belvieu sources, 27% was purchased from three refineries in Illinois, Kentucky and Michigan owned by Marathon Ashland Petroleum, LLC and 23% was purchased from three refineries in Illinois and Indiana owned by the Amoco Canada Marketing Corp. The balance was purchased from seven separate suppliers. The Partnership believes that its diversification of suppliers will enable it to purchase all of its supply needs at market prices if supplies are interrupted from any of the sources, without a material disruption of its operations.

     Substantially all of the Partnership's propane supply for its Northeast retail operations are purchased under annual supply contracts which generally provide for pricing in accordance with market prices at the time of delivery. Certain contracts provide for minimum and maximum amounts of propane to be purchased. During the year ended September 30, 1998, none of the Partnership's Northeast suppliers accounted for more than 10% of the Partnership's propane purchases.

COMPETITION

     The Partnership's retail propane business is highly competitive, however, long-standing customer relationships are typical. Retail propane customers generally lease their storage tanks from their suppliers. The lease terms and, in most states, certain fire safety regulations restrict the refilling of a leased tank solely to the propane supplier that owns the tank. The inconvenience of switching tanks minimizes a customer's tendency to switch among suppliers of propane.

     Furthermore, the ability to compete effectively depends on the Partnership's ability to reliably service the customer's needs and the ability to maintain competitive prices. The Partnership believes that its superior service capabilities and customer responsiveness differentiate it from many of its competitors. Branch operations offer emergency service twenty-four hours per day, seven days per week.

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

     In addition to competing with alternative energy sources, the Partnership competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, smaller local independent marketers and farm cooperatives. Based on industry publications, the Partnership believes that the ten largest multi-state marketers, including the Partnership, account for less than 35% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of the Partnership's branches compete with five or more marketers. The principal factors influencing competition among propane marketers are price and service. Each retail distribution outlet operates in its own competitive environment as retail marketers locate in close proximity to customers to lower the cost of providing service. The typical retail distribution outlet has an effective marketing radius of approximately 35 miles.

EMPLOYEES

     The Partnership has no direct employees, except for certain employees of its corporate subsidiary, Stellar Propane Service Corporation and is managed by the General Partner pursuant to the Partnership Agreement. As of September 30, 1998, Star Gas had 624 employees providing full time services to the Operating Partnership, of which 44 were employed by the corporate office in Stamford, Connecticut and 580 were located in branch offices, of which 177 were Administrative, 286 were engaged in transportation and storage and 117 were engaged in field servicing. Approximately 78 of Star Gas' employees are represented by six different local chapters of labor unions.

     Management believes that its relations with both its union and non-union employees are satisfactory.

GOVERNMENT REGULATIONS

     The Partnership is subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statues. CERCLA, also known as the "Superfund law", imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a hazardous substance into the environment. Propane is not a hazardous substance within the meaning of CERCLA. Such laws and regulations could result in civil or criminal penalties in cases of non-compliance or impose liability for remediation costs. To date, the Partnership has not been named as a party to any litigation in which the Partnership is alleged to have violated or otherwise incurred liability under any of the foregoing laws and regulations.

     In connection with all acquisitions of retail propane businesses that involve the purchase of real estate, the Partnership conducts a due diligence investigation in an attempt to determine whether any substance, other than propane, has been sold from or stored on any such real estate prior to its purchase.

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

     On August 18, 1997, the U.S. Department of Transportation ("DOT") published its Final Rule for Continued Operation of the Present Propane Trucks ("Final Rule"). The Final Rule is intended to address perceived risks during the transfer of propane. The Final Rule required certain immediate changes in industry operating procedures, including retrofitting all propane delivery trucks with a system that would automatically shut down the delivery vehicle's engine and propane delivery system in the event a leak was detected. The Partnership, as well as the National Propane Gas Association ("NPGA") and the propane industry in general, believe that the Final Rule cannot practicably be complied with in its current form. On October 15, 1997, five of the principal multi-state propane marketers (unrelated to the Partnership) filed an action against the DOT in the United States District Court for the Western District of Missouri seeking to enjoin enforcement of the Final Rule. The NPGA subsequently filed a similar suit. Both suits are still pending. On February 13, 1998 the Court issued a preliminary injunction prohibiting the enforcement of the Final Rule pending further action by the Court. In addition, Congress passed and on October 21, 1998 the President of the United States signed the FY 1999 Transportation Appropriations Act which included a provision restricting the authority of the Department of Transportation from enforcing certain provisions of the Final Rule. At this time, the Partnership cannot determine the likely outcome of the litigation or the proposed legislation or what the ultimate long-term cost of compliance with the Final Rule will be to the Partnership and the propane industry in general.


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

                              ITEM 2. PROPERTIES

     At September 30, 1998, the Partnership owned 60 of its 74 branch locations and 36 of its 46 satellite storage facilities and leased the balance. In addition, the Partnership owns a 21 million gallon underground storage facility located in Seymour, Indiana in which it stores propane for the Partnership and third parties. The Partnership leases its corporate headquarters in Stamford, Connecticut, as well as office and training facilities in the Midwest.

     The transportation of propane requires specialized equipment. The trucks utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. At September 30, 1998, the Partnership had a fleet of 29 tractors, 37 transport trailers, 280 bobtail and rack trucks and 302 other service and pick-up trucks. The majority of these vehicles are owned. In addition, the Partnership owns 14 and leases 34 automobiles. As of September 30, 1998, the Partnership owned approximately 237 bulk storage tanks with typical capacities of 12,000 to 30,000 gallons, approximately 206,000 stationary customer storage tanks with typical capacities of 24 to 1,000 gallons and approximately 30,000 portable propane cylinders with typical capacities of 5 to 24 gallons. The obligations of the Partnership under its borrowings are secured by liens and mortgages on all real and personal property of the Partnership.

                    ITEM 3. LEGAL PROCEEDINGS - LITIGATION

     Propane is a flammable, combustible gas. Serious personal injury and property damage can occur in connection with its transportation, storage or use. The Partnership, in the ordinary course of business, is threatened with or is named as a defendant in various lawsuits which, among other items, seek actual and punitive damages for product liability, personal injury and property damage. However, the Partnership is not a party to any litigation which individually or in the aggregate could reasonably be expected to have a material adverse effect on the results of operations or the financial condition of the Partnership. The Partnership maintains liability insurance policies with insurers in such amounts and with such coverages and deductibles as it believes is reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect the Partnership from material expenses related to such personal injury or property damage or that such levels of insurance will continue to be available in the future at economical prices.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Partnership during the fiscal year ended September 30, 1998.

                                    PART II
           ITEM 5. MARKET FOR REGISTRANT'S UNITS AND RELATED MATTERS

     The Common Units, representing common limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange, Inc. ("NYSE") under the symbol "SGU". The Common Units began trading on the NYSE on May 29, 1998. From December 20, 1995 through May 28, 1998, the Common Units were traded on the NASDAQ National Market under the symbol "SGASZ". The following table sets forth the high and low closing prices for the Common Units and the cash distribution declared per Common Unit for the periods indicated.


                                              COMMON UNIT PRICE RANGE
                                              -----------------------                      DISTRIBUTIONS
                                        HIGH                      LOW                    DECLARED PER UNIT
                              ------------------------   -------------------------   -------------------------
                                    FISCAL YEAR                FISCAL YEAR                  FISCAL YEAR
                              ------------------------   -------------------------   -------------------------
THREE MONTHS ENDING               1997           1998        1997           1998          1997          1998
                                  ----           ----        ----           ----          ----          ----
December 31,                     $23.88         $23.38      $21.75         $20.55        $0.55         $0.55
March 31,                        $24.63         $24.75      $20.75         $21.38        $0.55         $0.55
June 30,                         $21.88         $23.00      $19.00         $20.50        $0.55         $0.55
September 30,                    $23.50         $21.00      $21.00         $18.13        $0.55         $0.55

     As of September 30, 1998, there were approximately 175 holders of record of the Partnership's Common Units. There is no established public trading market for the Partnership's 2,396,078 Subordinated Units, representing limited partner interests ("Subordinated Units") which are all held by Star Gas Corporation.
The Partnership makes quarterly distributions of cash to its partners in an aggregate amount equal to its Available Cash (as defined) for such quarter. Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter, less the amount of cash reserves required under certain lending arrangements and certain discretionary reserves established by the General Partner for future cash requirements. These reserves are retained to provide for the proper conduct of the Partnership's business, the payment of debt principal and interest and to provide funds for distribution during the next four quarters. The full definition of Available Cash is set forth in the Agreement of Limited Partnership of the Partnership. The information concerning restrictions on distributions required in this section is incorporated herein by reference to the Partnership's Consolidated Financial Statements which begin on page F-1 of this Report. Distributions of Available Cash to the holders of the Subordinated Units are subject to the prior rights of the Common unitholders to receive the MQD for each quarter during the subordination period, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the subordination period.

           ITEM 6. SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

         The following table sets forth selected historical and other data of the Partnership and the Predecessor Company and should be read in conjunction with the more detailed financial statements included elsewhere in this report. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Selected Financial Data is derived from the financial information of the Partnership and should be read in conjunction therewith.

                                                                    PARTNERSHIP/PREDECESSOR COMPANY
                                                     -------------------------------------------------------------------------
                                                                           YEAR ENDED SEPTEMBER 30,
                                                                           -----------------------
STATEMENT OF OPERATIONS DATA:                          1994           1995            1996(a)       1997        198(f)
                                                       -----          ----            -------       ----        -------
                                                                    (IN THOUSANDS, EXCEPT PER UNIT DATA)
  Sales............................................  $ 128,040    $  104,550     $  119,634     $  135,159     $  111,685
  Gross profit.....................................     69,487        54,890         61,077         62,948         62,187
  Depreciation and amortization....................     13,039        10,073          9,808         10,405         11,638
  Operating income.................................      9,393         2,555/(b)/     9,802          9,003          6,997
  Interest expense, net............................     10,497         8,549          7,124          6,966          7,927
  Net income (loss)................................     (1,404)       (6,169)/(b)/    2,593          2,012           (955)
  Net income (loss) per unit /(c)/.................  $      --    $       --     $     0.11/(e)/$     0.37     $    (0.16)
  Cash distribution declared per unit..............  $      --    $       --     $     1.17/(e)/$     2.20     $     2.20

BALANCE SHEET DATA (END OF PERIOD):
  Current assets...................................  $  17,374    $   14,266     $   17,842     $   14,165     $   17,947
  Total assets.....................................    147,608       155,393        156,913        147,469        179,607
  Long-term debt...................................     70,163         1,389         85,000         85,000        104,308
  Due to Petro.....................................      8,809        86,002             --             --             --
  Predecessor's equity/Partners' Capital...........     44,328        44,305         61,398         51,578         57,347

OTHER DATA:
  EBITDA/(d)/......................................  $  21,946    $   13,541/(b)/  $ 19,870     $   19,703     $   18,906
  Retail propane gallons sold......................    110,069        89,133         96,294         94,893         98,870

(a) Reflects the results of operations of the Predecessor Company for the period October 1, 1995 through December 20, 1995 and the results of the Partnership from December 20, 1995 through September 30, 1996. The operating results for the year ended September 30, 1996 were combined to facilitate an analysis of the fundamental operating data. For the actual results of the Partnership from December 20, 1995 through September 30, 1996, see Item 14, Page F-4.

(b) The decline in operating income, net income and EBITDA during the fiscal year 1995 was primarily due to the significantly warmer than normal weather conditions during the 1995 heating season.

(c) Net income (loss) per unit is computed by dividing the limited partners' interest in net income (loss) by the weighted average number of limited partner units outstanding.

(d) EBITDA is defined as operating income plus depreciation and amortization, less net gain (loss) on sales of assets. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

(e) Represents net income per unit and cash distributions paid per unit for the period December 20, 1995 through September 30, 1996.

(f) During fiscal 1998, temperatures were 14.0% warmer than normal and 11.8% warmer than fiscal 1997 in the Partnership's marketing areas.

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         In analyzing the historical financial results of the Partnership, the following matters should be considered.

         The financial results of a given year do not necessarily reflect the full impact of that year's acquisitions. Historically, most acquisitions have been made during the non-heating season because many sellers desire to retain winter profits but avoid summer losses. Therefore, the effect of acquisitions made after the heating season would not be fully reflected in the Partnership's sales volume and operating and financial results until the following fiscal year. In fiscal 1998, the Partnership completed six acquisitions after the heating season, which did not positively impact fiscal 1998 results.

         Gross profit margins vary according to customer mix. For example, sales to certain customer groups, such as residential or commercial, generally generate higher gross profit margins than sales to other customer groups, such as agricultural customers. Accordingly, a change in customer mix can affect gross profit without necessarily impacting total sales.

         Because propane's primary use is for heating in residential and commercial buildings, weather conditions have a significant impact on the financial performance of the Partnership. Management believes that despite year-to-year fluctuations, average temperatures have been relatively stable over time. Nevertheless, as reflected by the unusually warm weather in fiscal 1998, actual yearly weather conditions can vary substantially from historical averages. Accordingly, in analyzing changes in financial performance, the weather conditions in which the Partnership operated in any given period should be considered.

         The following discussion reflects the results of operations and operating data for fiscal years 1996, 1997 and 1998. For fiscal 1996, the Predecessor Company for the period October 1, 1995 through December 20, 1995 and the results of the MLP from December 20, 1995 through September 30, 1996 were combined in order to facilitate an analysis of the fundamental operating data.

FISCAL YEAR ENDED SEPTEMBER 30, 1998
------------------------------------
COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1997
------------------------------------------------

VOLUME

         For the year ended September 30, 1998, retail propane volume increased 4.2% or 4.0 million gallons to 98.9 million gallons, as compared to 94.9 million gallons for fiscal 1997. This increase was due to the October 1997 acquisition of Pearl Gas Co., and to a lesser extent, six acquisitions completed subsequent to the end of the heating season which provided 12.1 million gallons of additional volume. The positive impact of the fiscal 1998 acquisitions was partially offset by temperatures which were 11.8% warmer than fiscal 1997 and 14.0% warmer than normal in the Partnership's marketing areas. For fiscal 1998, wholesale volume declined by 12.4 million gallons or 32.3% to 26.0 million gallons, as compared to 38.4 million gallons for fiscal 1997. This decline was attributable to the abnormally warm winter weather and a reduction in spot sales to certain customers.

SALES

         Sales decreased 17.4%, or $23.5 million, to $111.7 million for fiscal 1998, as compared to $135.2 million for fiscal 1997. This decline was primarily due to lower retail and wholesale selling prices in response to lower propane supply costs and weather-related reductions in volume, partially offset by the additional sales provided by acquisitions.

COST OF SALES

         Cost of sales declined 31.5%, or $22.7 million, to $49.5 million for fiscal 1998, as compared to $72.2 million for fiscal 1997. This decline was attributable to lower wholesale propane supply costs and the weather-related decrease in both retail and wholesale volumes.

GROSS PROFIT

         Gross profit declined 1.2%, or $0.7 million, to $62.2 million for fiscal 1998, as compared to $62.9 million for fiscal 1997. This change in gross profit was attributable to lower wholesale volume and a decline in wholesale margins. The gross profit provided by the acquisitions partially offset the impact of the warm weather on retail and wholesale gross profit.

DELIVERY AND BRANCH EXPENSES

         Delivery and branch expenses increased 2.2%, or $0.8 million, to $37.2 million for fiscal 1998, as compared to $36.4 million for fiscal 1997. This increase of 2.2% was less than the 4.2% increase in retail propane volume. The Partnership was able to partially offset $3.1 million of additional operating costs associated with operating an approximately 12% larger business, by reducing personnel costs, insurance expense and certain other discretionary costs by $2.3 million, reflecting management's response to the warm winter weather and continuing efforts to reduce operating expenses.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense increased $1.2 million to $11.6 million for fiscal 1998, as compared to $10.4 million for fiscal 1997. This increase was due to the additional depreciation and amortization expenses associated with the fiscal 1998 acquisitions and capital expenditures made during fiscal 1998 and 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses decreased by $0.7 million to $6.1 million for fiscal 1998, as compared to $6.8 million for fiscal 1997. This decline was primarily due to the recognition of $0.9 million of expenses in fiscal 1997 relating to the strategic initiative, which was concluded in March 1997.

INTEREST EXPENSE, NET

         Interest expense, net of interest income, increased 13.8%, or $0.9 million to $7.9 million for fiscal 1998, as compared to $7.0 million for fiscal 1997. This increase was primarily due to an increase in long-term debt associated with the Pearl Gas and other acquisitions.

NET INCOME (LOSS)

         Net income (loss) declined $3.0 million to a loss of $1.0 million for fiscal 1998, as compared to net income of $2.0 million for fiscal 1997. This change in net income was due to lower wholesale gross profit and to the increase in depreciation, amortization and interest expenses associated with Pearl Gas and six additional acquisitions.

EBITDA

         EBITDA (defined as operating income (loss) plus depreciation and amortization less net gain (loss) of sale of equipment) declined $0.8 million or 4.0% to $18.9 million for fiscal 1998, as compared to $19.7 million for fiscal 1997. This small decline occurred in a period in which temperatures were 11.8% warmer than fiscal 1997 and 14.0% warmer than normal. The Partnership was able to mitigate the effects of the abnormally warm winter weather by the additional EBITDA provided from acquisitions, an increase in retail margins and a reduction in delivery, branch and administrative expenses. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

FISCAL YEAR ENDED SEPTEMBER 30, 1997
------------------------------------
COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1996
------------------------------------------------

VOLUME

         For the year ended September 30, 1997, retail propane volume declined
1.4 million gallons, or 1.5%, to 94.9 million gallons, as compared to 96.3 million gallons for fiscal 1996. The decline was primarily attributable to the effect on volume of warmer temperatures experienced during the second fiscal quarter compared to the prior year's second fiscal quarter and to customer conservation efforts attributable to significantly higher propane selling prices. The Partnership was able to mitigate the effects of the warmer temperatures on retail propane volume through both internal account growth and two acquisitions completed subsequent to the fiscal 1996 heating season. Also favorably impacting the year-to-year comparison was an increase in sales to agricultural customers, resulting from a return to more normal propane demand for agricultural uses.

SALES

         For the year ended September 30, 1997, sales increased $15.6 million, or 13.0%, to $135.2 million, as compared to $119.6 million for the year ended September 30, 1996. The increase was due to higher selling prices in response to an industry wide significant increase in propane supply costs experienced during fiscal 1997.

COST OF SALES

         Cost of sales increased $13.6 million, or 23.3%, to $72.2 million for fiscal 1997, as compared to $58.6 million for fiscal 1996. The increase was due to higher per gallon propane supply costs.

GROSS PROFIT

         Gross profit increased $1.8 million, or 3.1%, to $62.9 million for fiscal 1997, as compared to $61.1 million for fiscal 1996. The increase in gross profit resulted from higher per gallon margins across all market segments which was partially offset by the impact of slightly lower retail propane volume.

DELIVERY AND BRANCH EXPENSES

         Delivery and branch expenses increased $1.6 million, or 4.8%, to $36.4 million for fiscal 1997, as compared to $34.8 million for fiscal 1996. The increase was primarily due to the additional expenses associated with the first fiscal quarter's increase in agricultural volume, higher vehicle operating costs due to an increase in fuel costs and higher employee benefit expenses.

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

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased $0.3 million, or 5.6%, to $6.8 million for fiscal 1997, as compared to $6.5 million for fiscal 1996. This increase was primarily due to $0.9 million of one-time expenses associated with the exploration of strategic alternatives designed to maximize unitholder value offset by lower acquisition related expenses. On March 3, 1997, the General Partner decided to terminate its efforts to seek a merger or possible sale of the Partnership.

INTEREST EXPENSE, NET

         Interest expense, net of interest income, declined $0.1 million, or 2.2%, to $7.0 million for fiscal 1997, as compared to $7.1 million for fiscal 1996. This reduction was primarily due to a decline in the weighted average borrowing rate.

INCOME TAX EXPENSE

         Income tax expense primarily represents certain state income taxes related to the Partnership's wholly owned corporate subsidiary which conducts non-qualifying master limited partnership business.

NET INCOME

         Net income decreased $0.6 million or 22.4%, to $2.0 million for fiscal 1997, as compared to $2.6 million for fiscal 1996. This decrease was attributable to the increase in operating expenses, $0.9 million of one-time costs associated with the exploration of strategic alternatives and $0.6 million of depreciation and amortization, which was partially offset by $1.9 million increase in gross profit.

EBITDA

         EBITDA (defined as operating income (loss) plus depreciation and amortization less net gain (loss) on sales of equipment) decreased $0.2 million, or 1.0%, to $19.7 million for fiscal 1997, as compared to $19.9 million for fiscal 1996. Excluding the one-time expenses associated with the strategic alternative, EBITDA increased $0.7 million, or 3.7%, to $20.6 million due to improved per gallon margins across all market segments and growth in the customer base provided by both internal marketing and acquisition efforts. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

LIQUIDITY AND CAPITAL RESOURCES

         In fiscal 1998, net cash generated by operating activities was $9.3 million, as compared to the $19.0 million generated in fiscal 1997. This decline of $9.7 million was attributable to a reduction in cash flows provided from operations of $1.8 million, $5.6 million relating to changes in inventory balances and $2.3 million relating to changes in short-term liability accounts.

         In fiscal 1998, the Partnership's cash investing activities included $10.4 million in acquisitions, $2.1 million in growth capital expenditures and $2.6 million in maintenance capital expenditures. In connection with the Pearl acquisition, the Partnership acquired $1.8 million in cash, which was used to partially fund these expenditures.

         In fiscal 1998, the Partnership raised $40.0 million from long-term financing activities, which included $20.2 million from the sale and issue of additional Partnership interests and $19.8 million from long-term borrowings, net of expenses. These long-term financing activities along with $4.7 million borrowed under the Partnership's working capital facility and $9.3 million in cash from operating activities provided $54.0 million in funds, which were used to acquire propane dealers with an aggregate cost of $35.7 million, to purchase fixed assets of $4.7 million, pay distributions of $13.4 million and to increase cash by $0.2 million.

         Based on its current cash position, bank credit availability and expected net cash flow from operating activities, the Partnership expects to be able to meet all of its obligations for fiscal 1999, as well as all of its other current obligations as they become due. For fiscal 1999, the Partnership anticipates paying interest on its First Mortgage Notes and acquisition facility of $8.3 million, paying Limited and General Partner distributions and plans to purchase fixed assets of approximately $2.5 million.

YEAR 2000

         The Year 2000 issue is the result of computer programs using only the last two digits to indicate the year. If uncorrected, such computer programs will not be able to interpret dates correctly beyond the year 1999 and, in some cases prior to that time (as some computer experts believe), which could cause computer system failures or other computer errors disrupting business operations. Recognizing the potentially severe consequences of the failure to be Year 2000 compliant, the Partnership's management has developed and implemented a company-wide program to identify and remedy the Year 2000 issues.

         The scope of the Partnership's Year 2000 readiness program includes the review and evaluation of the Partnership's information technology (IT) such as hardware and software utilized in the operation of the Partnership's business. If needed modifications and conversions are not made on a timely basis, the Year 2000 issue could cause interruption in delivering propane product to customers or prevent the Partnership from fulfilling their service needs. The Partnership is currently using internal and external resources to identify and correct systems that are not Year 2000 compliant. Since the Partnership does not internally develop software for its own use, software developed externally is being evaluated for Year 2000 compliance. This software is being upgraded or replaced if it is determined that it is not compliant.

         As part of this program, the Partnership's systems are being evaluated for meeting current and future business needs and the Partnership is using this process as an opportunity to upgrade and enhance its information systems. The Partnership anticipates completing such upgrades and replacements as needed by September 1999. Since many systems are being modified to provide significantly enhanced capabilities, the Year 2000 expenses have not been nor are planned to be specifically tracked. The Partnership expects that most of these costs will be capitalized, as they are principally related to adding new hardware and software applications and functionality. Other costs will continue to be expensed as incurred. Through September 1998, the Partnership estimates that incremental costs of approximately $0.1 million have been incurred related to Year 2000 issues and its ongoing information technology upgrade program. The current estimated cost to complete the upgrade and remediation of non-compliant systems is expected to be less than $0.4 million.

         The Partnership's current estimates of the amount of time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of existing resources, Year 2000 modification plans, implementation success by third-parties and other factors. New developments may occur that could affect the Partnership's estimates of the amount of time and costs necessary to modify and test its IT and non-IT systems for Year 2000 compliance. These developments include, but are not limited to: the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and equipment and the planning and Year 2000 compliance success that key suppliers, vendors and customers attain.

         In addition the Partnership has anticipated the possibility that not all of its vendors, suppliers and other third parties will have taken the necessary steps to adequately address their Year 2000 issues on a timely basis. In order to minimize the impact on the Partnership, of non-compliance, the Partnership intends to contact all key suppliers and evaluate their Year 2000 readiness. If it is determined that these parties will not be Year 2000 compliant, the Partnership will prepare a contingency plan for those suppliers whose non-compliance could have a material effect on the Partnership's business activities.

ACCOUNTING PRINCIPLES NOT YET ADOPTED

         The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards SFAS No. 131 - "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures about segments of an enterprise and related information such as different types of business activities and economic environments in which a business operates. This statement is effective for fiscal years beginning after December 15, 1997. Accordingly, the Partnership will not be required to adopt SFAS No. 131 until fiscal 1999.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure the instruments at fair value. The accounting for changes in fair value of a derivative depends upon the intended use of such derivative. The Partnership expects to adopt the provisions of SFAS 133 in first quarter of fiscal 2000. The company is still evaluating the effects of SFAS 133.

         The adoption of these standards is not expected to have a material effect on the Partnership's financial position or results of operations.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

         This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on the company's financial performance, the price and supply of propane and the ability of the Company to obtain new accounts and retain existing accounts. All statements other than statements of historical facts included in this Report including, without limitation, the statements under "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere herein, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

                                   ITEM 7A.
                   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

         The Partnership is exposed to interest rate risk primarily through its Bank Credit facilities. The Partnership utilizes these borrowings to meet its working capital needs and also to fund the short-term needs of its acquisition program. As of September 30, 1998, the Partnership had outstanding borrowings of approximately $9.0 million under the acquisition Facility and $4.8 million outstanding under the Working Capital Facility. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be approximately $0.1 million.

                                    ITEM 8.
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  SEE INDEX TO FINANCIAL STATEMENTS PAGE F-1

                                    ITEM 9.
                       CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                                     NONE

                                   PART III
                                   ITEM 10.
              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

PARTNERSHIP MANAGEMENT

         The General Partner manages and operates the activities of the Partnership. Unitholders do not directly or indirectly participate in the management or operation of the Partnership. The General Partner owes a fiduciary duty to the Unitholders. However, the Partnership agreement contains provisions that allow the General Partner to take into account the interest of parties other than the Limited Partners' in resolving conflict of interest, whereby limiting such fiduciary duties. Notwithstanding any limitation on obligations or duties, the General Partner will be liable, as the general partner of the Partnership, for all debts of the Partnership (to the extent not paid by the Partnership), except to the extent that indebtedness or other obligations incurred by the Partnership are made specifically non-recourse to the General Partner.

         Elizabeth K. Lanier and William P. Nicoletti, who are neither officers nor employees of the General Partner nor directors, officers or employees of any affiliate of the General Partner, have been appointed to serve on the Audit Committee of the General Partner's Board of Directors. The Audit Committee has the authority to review, at the request of the General Partner, specific matters as to which the General Partner believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the General Partner is fair and reasonable to the Partnership. Any matters approved by the Audit Committee will be conclusively deemed fair and reasonable to the Partnership, approved by all partners of the Partnership and not a breach by the General Partner of any duties it may owe the Partnership or the holders of Common Units. In addition, the Audit Committee reviews the external financial reporting of the Partnership, recommends engagement of the Partnership's independent accountants and reviews the Partnership's procedures for internal auditing and the adequacy of the Partnership's internal accounting controls. With respect to the additional matters, the Audit Committee may act on its own initiative to question the General Partner and, absent the delegation of specific authority by the entire Board of Directors, its recommendations will be advisory.

         As is commonly the case with publicly traded limited partnerships, the Partnership does not directly employ any of the persons responsible for managing or operating the Partnership, except for certain employees of the Partnership's wholly-owned subsidiary, Steller Propane Service Corp. The management and workforce of Star Gas and certain employees of Petro manage and operate the Partnership's business as officers and employees of the General Partner and its Affiliates. See Item 1 - Business--Employees.

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

NAME                                                         AGE     POSITION WITH THE GENERAL PARTNER
----                                                         ---     ---------------------------------
Irik P. Sevin/(a)//(b)//(c)/................................. 51     Chairman of the Board of Directors
Joseph P. Cavanaugh.......................................... 61     President and Chief Executive Officer
David R. Eastin.............................................. 40     Vice President-- Operations
Richard F. Ambury............................................ 41     Vice President-- Finance
Paul Biddelman/(c)/.......................................... 52     Director
Thomas J. Edelman............................................ 47     Director
Elizabeth K. Lanier/(d)/..................................... 47     Director
William P. Nicoletti/(d)/.................................... 53     Director
William G. Powers, Jr /(b)/.................................. 45     Director
Audrey L. Sevin.............................................. 72     Director and Secretary
Wolfgang Traber/(a)/......................................... 54     Director

-----------------------------
(a)   Member of the Compensation Committee
(b)   Member of the Management Committee
(c)   Member of the Distribution Committee
(d)   Member of the Audit Committee

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

JOSEPH P. CAVANAUGH serves as President and Chief Executive Officer of Star Gas. Prior to December 1, 1997, he served as Senior Vice President of Safety and Compliance for Petro. From October 1985 to January 1993, Mr. Cavanaugh was Vice President and Controller of Petro. Prior to his current appointment, Mr. Cavanaugh was active in the Partnership's management with the development of safety/compliance programs, assisting with acquisitions and their subsequent integration into the Partnership.

DAVID R. EASTIN serves as Vice President of Operations of Star Gas. Prior to September 1995, he served as a Regional Manager and as the Director of Operations--Eastern Area. Prior to joining Star Gas, he was employed by Ferrellgas, Inc. from 1987 through 1992 and a predecessor company, Buckeye Gas Products from 1980 through 1987, in a variety of operational capacities.

RICHARD F. AMBURY serves as Vice President of Finance of Star Gas. Prior to joining Star Gas, he was employed by Petro from June 1983 through February 1996, where he served in various accounting/finance capacities. From 1979 to 1983, Mr. Ambury was employed by a predecessor firm of KPMG Peat Marwick LLP, a public accounting firm.

PAUL BIDDELMAN, has been a Director of Star Gas since October 1995. He also served in that capacity from December 1993 through June 1995. Mr. Biddelman has been President of Hanseatic Corporation since December 1997, and was its Treasurer and Senior Investment Officer from April 1992 to November 1997. Mr. Biddelman joined Hanseatic from Clements Taee Biddelman Incorporated, a merchant banking firm which he co-founded in 1991. From 1982 through 1990, he was a Managing Director in Corporate Finance at Drexel Burnham Lambert Incorporated. Mr. Biddelman also worked in corporate finance at Kuhn, Loeb & Co., from 1975 to 1979, and at Oppenheimer & Co., from 1979 to 1982. Mr. Biddelman is a director of Celadon Group, Inc., Electronic Retailing Systems International, Inc., Institution Technologies, Inc. and Premier Parks, Inc.

THOMAS J. EDELMAN has been a Director of Star Gas since October 1995. He also served in that capacity from December 1993 through June 1995. Mr. Edelman has been a Director of Petro since its organization in October 1979. Mr. Edelman has been Chairman of Patina Oil & Gas Corporation since its formation in May 1996. Mr. Edelman also serves as Chairman of Range Resources Corporation. He co-founded Snyder Oil Corporation and was its President and a Director from 1981 through February 1997. Prior to 1981, he was a Vice President of The First Boston Corporation. Mr. Edelman serves as a Director of Paradise Music & Entertainment, Inc. and as a Trustee of The Hotchkiss School.

ELIZABETH K. LANIER has been a Director of Star Gas since November 1995. Since August 1998, Ms. Lanier has been Vice President and General Counsel for General Electric Power Systems. From June 1996 until August 1998, Ms. Lanier was Vice President and Chief of Staff for Cinergy Corp. Before joining Cinergy, Ms. Lanier was a partner in the law firm of Frost & Jacobs in Cincinnati Ohio. From 1977 through 1982, she was associated with Davis Polk & Wardwell in New York, New York. Ms. Lanier is also a Director of Patina Oil & Gas Corporation

WILLIAM P. NICOLETTI has been a Director of Star Gas since November 1995. Since March 1998 he has been Co-Head of Energy Investment Banking and a Managing Director of McDonald Investments Inc. Prior thereto, Mr. Nicoletti was Managing Director of Nicoletti & Company Inc., a private investment bank servicing clients in energy-related industries. From 1988 through 1990, he was a Managing Director and head of the Energy and Natural Resources Group of Paine Webber Incorporated. From 1969 through 1987, he was with E.F. Hutton & Company Inc., where from 1980 through 1987 he was a Senior Vice President and head of the Energy and Natural Resources Group. Mr. Nicoletti is also a Director of StatesRail, Inc.

WILLIAM G. POWERS, JR. has been President of Petro since December 1, 1997. From December 1993 to November 1997, Mr. Powers was President and Chief Executive Officer of Star Gas. Prior to joining Star Gas, he was employed by Petro from 1984 to 1993 where he served in various capacities, including Regional Operations Manager and Vice President of Acquisitions. From 1977 to 1983, he was employed by The Augsbury Corporation, a company engaged in the wholesale and retail distribution of fuel oil and gasoline throughout New York and New England and served as Vice President of Marketing and Operations.

AUDREY L. SEVIN has been a Director of Star Gas since December 1993 and the Secretary of Star Gas since June 1994. Mrs. Sevin has been a Director and Secretary of Petro since its organization in October 1979. Mrs. Sevin was a Director, executive officer and principal shareholder of A. W. Fuel Co., Inc. from 1952 until its purchase by Petro in May 1981.

WOLFGANG TRABER has been a Director of Star Gas since October 1995. He also served in that capacity from December 1993 through June 1995. Mr. Traber has been a Director of Petro since its organization in October 1979. Mr. Traber is Chairman of the Board of Hanseatic Corporation, a private investment corporation in New York, New York. Mr. Traber is a Director of Deltec Asset Management Corporation, Blue Ridge Real Estate Company, and M.M. Warburg & Co.

Audrey Sevin is the mother of Irik P. Sevin. There are no other familial relationships between any of the directors and executive officers. Elizabeth K. Lanier will withdraw as a director upon consummation of the Star Gas/Petro transaction as a result of additional duties associated with a new position. She will be replaced by a director selected by the Star Gas LLC, Board and the new director will not be an officer or employee of Star Gas LLC, or any of its affiliates.

MEETINGS AND COMPENSATION OF DIRECTORS

         During fiscal 1998, the Board of Directors met four times. All Directors attended each meeting. Star Gas pays each director including the chairman, an annual fee of $17,500. Members of the audit committee receive an additional $5,000 per annum.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Company's Board of Directors has an Audit Committee, a Compensation Committee, a Distribution Committee and a Management Committee. The members of each committee are appointed by the Board of Directors for a one-year term and until their respective successors are elected.

         In connection with the Partnership's decision to explore the possibility of a business combination with Petro, the Board of Directors appointed a special committee to review the proposed Petro/Star transaction. Ms. Lanier and Mr. Nicoletti received $40,000 each in compensation for serving on this committee.

AUDIT COMMITTEE

         The duties of the Audit Committee are described above under "Partnership Management".

         The members of the Audit Committee are Elizabeth K. Lanier and William
P. Nicoletti. Members of the Audit Committee may not be employees of the Company.

COMPENSATION COMMITTEE

         The duties of the Compensation Committee are (i) to determine the annual salary, bonus and other benefits, direct and indirect, of any and all named executive officers (as defined under Regulation S-K promulgated by the Securities and Exchange Commission), (ii) to review and recommend to the full Board any and all matters related to benefit plans covering the foregoing officers and any other employees and (iii) to administer the Partnership's Unit Option Plan as the Option Committee thereunder. The members of the Compensation Committee are Wolfgang Traber and Irik P. Sevin.

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

         The Partnership Agreement provides that the General Partner shall determine the expenses that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Affiliates of the General Partner, including Petro, perform certain management and acquisition services for the General Partner on behalf of the Partnership. Such affiliates do not receive a fee for such services, but are reimbursed for all direct and indirect expenses incurred in connection therewith. The audit committee approved the allocation of expenses by Petro to the Partnership for fiscal 1998.

         In addition, the General Partner owns 2,396,078 subordinated units and 60,727 common units of the Partnership and is entitled to receive distributions on such Units and the General Partner is entitled to incentive distributions in respect of its general partner interest.

                       ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the annual salary, bonuses and all other compensation awards and payouts to the President and Chief Executive Officer and to certain named executive officers of the General Partner for services rendered to Star Gas and its subsidiaries during the fiscal years ended September 30, 1998, 1997 and 1996.

                          SUMMARY COMPENSATION TABLE


                                                                                                                  OTHER
                                                                                                                  ANNUAL
          NAME AND PRINCIPAL POSITION                               YEAR         SALARY         BONUS           COMPENSATION
          ---------------------------                               ----         ------         -----           ------------
Joseph P. Cavanaugh, President and Chief Executive Officer          1998         $181,262/(1)/         -          $ 14,076/(2)/

William G. Powers, Jr, President and Chief Executive Officer         1998         $ 37,500/(3)/         -                 -

Irik P. Sevin, Chairman                                             1998         $150,000              -                 -

Richard F. Ambury, Vice President - Finance                         1998         $150,000       $ 37,500        $   26,032/(2)/
                                                                    1997         $143,000       $ 35,750        $   20,408/(2)/
                                                                    1996         $ 99,667/(4)/  $ 25,000               -

David R. Eastin, Vice President - Operations                        1998         $132,500       $ 33,125        $    4,777/(5)/
                                                                    1997         $120,826       $ 30,000        $    3,214/(5)/
                                                                    1996         $106,826       $ 26,707        $    9,292/(6)/

(1)    Mr. Cavanaugh joined Star Gas on December 1, 1997.
(2) Represents amounts paid in lieu of contribution under Star Gas' 401(k) plan.
(3) Mr. Powers left Star Gas on November 30, 1997 and assumed the position of President and Chief Operating Officer of Petro.
(4)    Mr. Ambury joined Star Gas on February 1, 1996.
(5)    Represents matching contributions paid to Star Gas' 401(k) plan.
(6) Represents a $7,570 relocation allowance and Star Gas' matching contribution to Mr. Eastin's 401(k) retirement plan of $1,722.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES


                                 NUMBER OF UNEXERCISED OPTIONS AT
                                        SEPTEMBER 30, 1998          VALUE OF IN THE MONEY OPTIONS
NAME                              EXERCISABLE(E)/UNEXERCISABLE(U)     AT SEPTEMBER 30, 1998/(1)/
----                              -------------------------------     --------------------------
William G. Powers, Jr.                      30,000 (U)                          $  -
David R. Eastin                             10,000 (U)                          $  -

(1) Values are calculated by deducting the exercise price from the fair market value of the common units as of September 30, 1998.


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


401(K) PLAN


     The Star Gas Corporation Employee Savings Plan is a voluntary defined contribution plan covering non-union and union employees who have attained the age of 21 and who have completed one year of service. Participants in the plan may elect to contribute a sum not to exceed 15% of a participant's compensation. For non-union employees, the Company contributes a matching amount equaling the participant's contribution not to exceed 3% of the participant's compensation. In addition, the plan allows the Company to contribute an additional discretionary amount, which will be allocated to each participant based on such participant's compensation as a percentage of total compensation of all participants.

                                   ITEM 12.
        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


OWNERSHIP OF COMMON AND SUBORDINATED UNITS


   The following table sets forth certain information as of November 23, 1998 regarding the beneficial ownership of the Common and Subordinated Units of the Partnership by certain beneficial owners and all directors of the General Partner, each of the named executive officers and all directors and executive officers as a group. The General Partner knows of no person beneficially owning more than 5% of the Common Units.

                                                                            UNITS
                                NAME AND ADDRESS OF                     BENEFICIALLY           PERCENT OF
TITLE OF CLASS                  BENEFICIAL OWNER                           OWNED                 CLASS
--------------                  ---------------                            -----                 -----
Common Units                  Richard F. Ambury/(1)/                          625                 --
Common Units                  Wolfgang Traber/(1)//(2)/                    10,400/(2)/           0.3%
Common Units                  Star Gas Corporation/(1)/                    60,727                1.6%
Subordinated Units            Star Gas Corporation/(1)/                 2,396,078              100.0%
All officers and directors
 as a group (2 persons)       Star Gas Corporation/(1)/                    11,025                0.3%

(1) The address of such person is care of the Partnership at 2187 Atlantic Street, Stamford, CT 06902.

(2) Includes 10,000 Common Units owned by Mr. Traber's wife and 400 Common Units owned by Mr. Traber's daughter as to which he may be deemed to share beneficial ownership.

OWNERSHIP OF PETRO COMMON STOCK BY THE DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER


     The table below sets forth as of November 23, 1998, the beneficial ownership of Petro Common Stock by each director and each named executive officer of the General Partner, as well as the directors and all of the executive officers of the General Partner as a group. The total shares beneficially owned by the directors and executive officers as a group represent 21.08% of Petro's outstanding Class A Common Stock and 54.47% of Petro's outstanding Class C Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class C Common Stock is entitled to 10 votes, but otherwise the two classes have the same rights. Petro's Class A Common Stock is traded on the NASDAQ National Market (Symbol: HEAT).


                                                      NUMBER OF SHARES/(1)/             PERCENT OF TOTAL      PERCENTAGE OF TOTAL
                                                ----------------------------------   ----------------------  ---------------------
 NAME                                              CLASS A           CLASS C          CLASS A      CLASS C     VOTING POWER/(2)/
----------------------------------------           -------           -------          -------      -------     -----------------
Audrey L. Sevin /(3)/...................         1,876,863           477,716           7.83%        18.39%        13.32%
Irik P. Sevin /(3)/.....................           740,438 /(4)/     201,641           3.09%         7.76%         5.52%
Wolfgang Traber /(4)/...................         1,777,279 /(5)/     606,472 /(6)/     7.42%        23.35%        15.70%

Thomas J. Edelman /(3)/.................           653,312 /(7)/     129,019           2.73%         4.97%         3.89%
Paul Biddelman / (4)/...................         1,779,665 /(5)/     597,434 /(6)/     7.43%        23.00%        15.53%

Joesph P. Cavanaugh/(3)/................               860                 -              -             -             -
Richard F. Ambury /(3)/.................               345                 -              -             -             -
David R. Eastin /(3)/...................                 -                 -              -             -             -
Elizabeth K. Lanier /(8)/...............                 -                 -              -             -             -
William P. Nicoletti /(9)/..............                 -                 -              -             -             -
All officers and directors as a
   group (11 persons)...................         5,051,483         1,414,848          21.08%        54.47%        38.45%

(1) For purposes of this table, a person or group is deemed to have "beneficial ownership" of any shares, which such person has the right to acquire within 60 days after November 23, 1998. For purposes of calculating the percentage of outstanding shares held by each person named above, any shares which such person has the right to acquire within 60 days after November 23, 1998 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

(2) Total voting power means the total voting power of all shares of Class A Common Stock and Class C Common Stock. This column reflects the percentage of total voting power represented by all shares of Class A Common Stock and Class C Common Stock held by the named persons.

(3) The address of such person is c/o the Partnership at 2187 Atlantic Street, Stamford, CT 06902.

(4) The address of such person is 450 Park Avenue, New York, NY 10022.

(5) Includes 1,777,279 shares held by Hanseatic Americas LDC, a Bahamian limited duration company in which the sole managing member is Hansabel Partners, LLC, a Delaware limited liability company in which the sole managing member is Hanseatic Corporation, a New York corporation ("Hanseatic"). Messrs. Traber and Biddelman are executive officers of Hanseatic and Mr. Traber holds in excess of a majority of the shares of capital stock of Hanseatic.

(6) Includes 298,717 shares owned by each of Hanseatic and Tortosa Vermogensverwaltungsgesellschaft gmbh ("Tortosa"), a German corporation owned and controlled by Hubertus Langen, and as to which Hanseatic and Tortosa each hold shared voting power.

(7) Includes 76,000 shares of Class A Common Stock owned by Mr. Edelman's wife and minor children.

(8) The address of such person is Bldg., 37-6, 1 River Rd., Schenectady, NY
    12345

(9) The address of such person is One Evertrust Plaza, Jersey City, NJ  07302


     Section 16(a) of the Securities Exchange Act of 1934 requires the General Partner's officers and directors, and persons who own more than 10% of a registered class of the Partnership's equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10 percent unitholders are required by SEC regulation to furnish the General Partner with copies of all Section 16(a) forms.


     Based solely on its review of the copies of such forms received by the General Partner, or written representations from certain reporting persons that no Form 5's were required for those persons, the General Partner believes that during fiscal year 1998 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were met in a timely manner.

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


   For fiscal 1998, the Partnership reimbursed the General Partner $19.5 million representing salary, payroll tax and other compensation paid to the employees of the General Partner and paid $0.1 million to Petro for corporate services such as compliance and supply. In addition, the Partnership has reimbursed Petro for $0.8 million relating to the Partnership's share of the costs incurred by Petro in conducting the operations of a certain shared branch location which includes managerial services.


   Prior to Petro's acquisition of Star Gas, Star Gas engaged Nicoletti & Company Inc., an investment banking firm owned by William P. Nicoletti, who is now a Director of the General Partner, to perform certain investment banking services for Star Gas. Pursuant to such engagement, Star Gas paid Nicoletti & Company Inc. fees of $40,000, $521,500 and $81,600 for services rendered during 1992, 1993 and 1994, respectively. In 1995, Star Gas paid Nicoletti & Company Inc. $20,000 in advisory fees in connection with a proposed acquisition. In 1997, Star Gas paid Mr. Nicoletti $20,000 for serving on the Board of Directors Special Committee which explored the possible sale or merger of the Partnership. In 1998, Star Gas paid Mr. Nicoletti $40,000 for serving on the Board of Directors Special Committee which explored the business combination with Petro.


   Elizabeth K. Lanier, a Director of the General Partner, was a partner in the law firm of Frost & Jacobs, in Cincinnati, Ohio until June 1996. Frost & Jacobs has acted as counsel to Star Gas in connection with certain litigation matters. In 1997, Star Gas paid Ms. Lanier $20,000 for serving on the Board of Directors Special Committee which explored the possible sale or merger of the Partnership. In 1998, Star Gas paid Ms. Lanier $40,000 for serving on the Board of Directors Special Committee which explored the business combination with Petro.


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


              See "Index to Consolidated Financial Statements and Financial Statement Schedule" set forth on page F-1.


          2.  Financial Statement Schedule.


              See "Index to Consolidated Financial Statements and Financial Schedule" set forth on page F-1.


          3.  Exhibits.


              See "Index to Exhibits" set forth on page 31.


     (b)      Reports on Form 8-K.
              The Partnership did not file a Form 8-K during the quarter ended September 30, 1998.

                                INDEX TO EXHIBITS

Exhibit
Number         Description
-------        -----------
 3.1            Form of Agreement of Limited Partnership of Star Gas Partners, L.P.(2)
 3.2            Form of Agreement of Limited Partnership of Star Gas Propane, L.P.(2)
 5.1            Opinion of Phillips Nizer Benjamin Krim & Ballon LLP as to the legality of the securities being registered (7)
 8.1            Opinion of Phillips Nizer Benjamin Krim & Ballon LLP relating to tax matters (7)
10.1            Form of Credit Agreement among Star Gas Propane, L.P. and certain banks(3)
10.2            Form of Conveyance and Contribution Agreement among Star Gas Corporation, the Partnership and the Operating
                Partnership.(3)
10.3            Form of First Mortgage Note Agreement among certain insurance companies, Star Gas Corporation and Star Gas
                Propane L.P.(3)
10.4            Intercompany Debt(3)
10.5            Form of Non-competition Agreement between Petro and the Partnership(3)
10.6            Form of Star Gas Corporation 1995 Unit Option Plan(3)
10.7            Amoco Supply Contract(3)
10.8            Stock Purchase Agreement dated October 20, 1997 with respect to the Pearl Gas Acquisition(4)
10.9            Conveyance and Contribution Agreement with respect to the Pearl Gas Acquisition(4)
10.10           Second Amendment dated as of October 21, 1997 to the Credit Agreement dated as of December 13, 1995 among the Operating Partnership, Bank Boston, N.A. and NationsBank, N.A.(4)
10.11           Note Agreement, dated as of January 22, 1998, by and between Star Gas and The Northwestern Mutual Life
                Insurance Company(6)
10.12           Third Amendment dated April 15, 1998 to the Bank Credit Agreement (8)
10.13           Fourth Amendment dated November 3, 1998 to the Bank Credit Agreement (1)
10.14           Agreement and Plan of Merger by and among Petroleum Heat and Power Co., Inc., Star Gas Partners, L.P.,
                Petro/Mergeco, Inc., and Star Gas Propane, L.P. (9)
10.15           Exchange Agreement (9)
21              Subsidiaries of the Registrant(5)
23.1            Consent of KPMG Peat Marwick LLP(1)
23.2            Consent of Phillips Nizer Benjamin Krim & Ballon LLP (included in Exhibit 5.1)(7)
24.1            Powers of Attorney (7)
27.0            Financial Data Schedule (1)

________________
(1)       Filed herewith.
(2) Incorporated by reference to Appendix A to the Prospectus filed as part of Registrant's Registration Statement on Form S-1 File No. 33-90496.
(3) Incorporated by reference to the same Exhibit to Registrant's Registration Statement on Form S-1, File No. 33-98490, filed with the Commission on December 13, 1995.
(4) Incorporated by reference to the same Exhibit to Registrant's Periodic Report on Form 8-K, as amended, as filed with the Commission on October 23 and 29, 1997.
(5) Incorporated by reference to the same Exhibit to Registrant's Registration Statement on Form S-1, File No. 333-40855, filed with the Commission on December 11, 1997
(6) Incorporated by reference to the same Exhibit to Registrant's Registration Statement on Form S-3, File No. 333-47295, filed with the Commission March 4, 1998.
(7) Incorporated by reference to the same Exhibit to Registrant's Statement on Form S-4, File No. 333-49751, filed with the Commission on April 9, 1998
(8) Incorporated by reference to the same Exhibit to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 7, 1998
(9) Incorporated by reference to the Appendix to Registrant's Registration Statement on form S-1 File No. 333-66005, filed with the Commission on October 22, 1998

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                          Star Gas Partners, L.P.
                                  By:     Star Gas Corporation (General Partner)

                                          Joseph P. Cavanaugh
                                      ----------------------------------------
                                  By: /s/ Joseph P. Cavanaugh
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature                                                 Title                                               Date
---------                                                 -----                                               ----
/s/Joseph P. Cavanaugh                                    President                                           November 24, 1998
-----------------------------------------------           Star Gas Corporation
   Joseph P. Cavanaugh                                    (Principal Executive Officer)


/s/Richard F. Ambury                                      Vice President - Finance                            November 24, 1998
-----------------------------------------------           Star Gas Corporation
   Richard F. Ambury                                      (Principal Financial and Accounting Officer)


/s/Irik P. Sevin                                          Director                                            November 24, 1998
-----------------------------------------------           Star Gas Corporation
   Irik P. Sevin

                                                          Director                                            November 24, 1998
------------------------------------------------          Star Gas Corporation
   Audrey L. Sevin

/s/William P. Nicoletti                                   Director                                            November 24, 1998
-----------------------------------------------           Star Gas Corporation
   William P. Nicoletti

/s/Elizabeth K. Lanier                                    Director                                            November 24, 1998
-----------------------------------------------           Star Gas Corporation
   Elizabeth K. Lanier

/s/Paul Biddelman                                         Director                                            November 24, 1998
-----------------------------------------------           Star Gas Corporation
   Paul Biddelman

/s/Thomas J. Edelman                                      Director                                            November 24, 1998
-----------------------------------------------           Star Gas Corporation
   Thomas J. Edelman

/s/Wolfgang Traber                                        Director                                            November 24, 1998
-----------------------------------------------           Star Gas Corporation
   Wolfgang Traber

/s/William G. Powers, Jr..                                Director                                            November 24, 1998
-----------------------------------------------           Star Gas Corporation
   William G. Powers, Jr.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE

                                                                                    PAGE
                                                                                    ----
PART II   FINANCIAL INFORMATION:

          Item 8 - Financial Statements

          Star Gas Partners, L.P. and Subsidiary and the Predecessor Company
          ------------------------------------------------------------------

              Independent Auditors' Report..........................................F-2

              Consolidated Balance Sheets as of September 30, 1997 and 1998.........F-3

              Consolidated Statements of Operations from October 1, 1995 through December 20, 1995 (Predecessor), December 20, 1995 through September 30, 1996 and the years ended September 30,
              1997 and 1998.........................................................F-4

              Consolidated Statement of Predecessor Equity for the period October
              1, 1995 through December 20, 1995 and the consolidated Statement of Partners' Capital for the period December 20, 1995 through
              September 30, 1996 and the years ended September 30,
              1997 and 1998.........................................................F-5

              Consolidated Statements of Cash Flows from October 1, 1995 through December 20, 1995 (Predecessor), December 20, 1995 through September 30, 1996 and the years ended September 30,
              1997 and 1998.........................................................F-6

              Notes to Consolidated Financial Statements............................F-7 - F-19

              Schedules for the years ended September 30, 1996, 1997 and 1998

                    II.  Valuation and Qualifying Accounts..........................F-20

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

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE


                         INDEPENDENT AUDITORS' REPORT


The Partners of Star Gas Partners, L.P.:

          We have audited the consolidated financial statements of Star Gas Partners, L.P. and Subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Star Gas Partners, L.P. and Subsidiary as of September 30, 1997 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



          Stamford, Connecticut                          KPMG Peat Marwick LLP
          November 13, 1998

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY


                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                        1997            1998
                                                   -------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                        $       889     $     1,115
  Receivables, net of allowance of $273
   and $252, respectively                                5,720           5,279
  Inventories                                            6,597          10,608
  Prepaid expenses and other current assets                959             945
                                                    ----------      ----------
     Total current assets                               14,165          17,947
                                                    ----------      ----------

Property and equipment, net                             95,282         110,262

Intangibles and other assets, net                       38,022          51,398
                                                    ----------      ----------
     Total assets                                  $   147,469     $   179,607
                                                    ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
  Accounts payable                                 $     3,178     $     3,097
  Bank credit facility borrowings                            -           4,770
  Current maturities of long-term debt                       -             692
  Accrued expenses                                       3,004           2,830
  Accrued interest                                         321             485
  Customer credit balances                               4,343           6,038
                                                    ----------      ----------
     Total current liabilities                          10,846          17,912
                                                    ----------      ----------

Long-term debt                                          85,000         104,308
Other long-term liabilities                                 45              40

Partners' Capital:
  Common unitholders                                    47,573          58,686
  Subordinated unitholder                                4,034          (1,446)
  General partner                                          (29)            107
                                                    ----------      ----------
     Total Partners' Capital                            51,578          57,347
                                                    ----------      ----------

     Total Liabilities and Partners' Capital       $   147,469     $   179,607
                                                    ==========      ==========

See accompanying notes to consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                               OCTOBER 1,                       OCTOBER 1,
                                                 1995          DECEMBER 20,       1995
                                                THROUGH           1995           THROUGH
                                              DECEMBER 20,       THROUGH       SEPTEMBER 30,     YEAR ENDED       YEAR ENDED
                                                 1995         SEPTEMBER 30,        1996         SEPTEMBER 30,    SEPTEMBER 30,
                                             (PREDECESSOR)        1996          (COMBINED)          1997             1998
                                             -------------    -------------    -------------    -------------    -------------
Sales
Cost of sales                                   $ 28,159         $ 91,475        $ 119,634        $ 135,159         $ 111,685
Gross profit                                      12,808           45,749           58,557           72,211            49,498
                                                --------         --------        ---------        ---------         ---------
                                                  15,351           45,726           61,077           62,948            62,187

Delivery and branch expenses                       7,729           27,021           34,750           36,427            37,216
Depreciation and amortization                      2,177            7,631            9,808           10,405            11,638
General and administrative                         1,349            5,108            6,457            6,818             6,065
Net (loss) on sales of assets                       (113)            (147)            (260)            (295)             (271)
                                                --------         --------        ---------        ---------         ---------
   Operating income                                3,983            5,819            9,802            9,003             6,997
Interest expense, net                              1,922            5,202            7,124            6,966             7,927
                                                --------         --------        ---------        ---------         ---------
   Income (loss) before income taxes               2,061              617            2,678            2,037              (930)
   Income tax expense                                 60               25               85               25                25
                                                --------         --------        ---------        ---------         ---------
Net income (loss)                               $  2,001         $    592        $   2,593        $   2,012         $    (955)
                                                ========         ========        =========        =========         =========

General Partner's interest in net                                $     12                         $      40         $     (19)
 income (loss)                                                   --------                         ---------         ---------

Limited Partners' interest in net                                $    580                         $   1,972         $    (936)
   income (loss)                                                 ========                         =========         =========
Basic and diluted, net income (loss)
   per Limited Partner unit                                      $   0.11                         $    0.37         $   (0.16)
                                                                 ========                         =========         =========

Weighted average number of  Limited
   Partner units outstanding                                        5,271                             5,271             6,035
                                                                 ========                         =========         =========




See accompanying notes to consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY
      CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL AND PREDECESSOR EQUITY
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                             PREDECESSOR'S EQUITY
             THE PERIOD OCTOBER 1, 1995 THROUGH DECEMBER 20, 1995

                                            8%                                                         TOTAL
                                        CUMULATIVE       12.5%       CAPITAL IN                    PREDECESSOR'S
                                        PREFERRED      PREFERRED      EXCESS OF                        EQUITY
                                          STOCK          STOCK        PAR VALUE       DEFICIT       (DEFICIENCY)
                                        ----------    -----------    -----------    -----------    -------------
Balance as of September 30, 1995         $    189       $    319       $ 51,703       $ (7,906)       $ 44,305
   Dividends                                                                           (21,309)        (21,309)
   Additional capital contribution            -              -            4,184            -             4,184
   Net income                                 -              -             -             2,001           2,001
                                         --------       --------       --------       --------        --------
Balance as of December 30, 1995          $    189       $    319       $ 55,887       $(27,214)       $ 29,181
                                         ========       ========       ========       ========        ========

                               PARTNERS' CAPITAL
       FOR THE PERIOD ENDED DECEMBER 20, 1995 THROUGH SEPTEMBER 30, 1996
         AND THE YEARS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1998


                                                NUMBER OF UNITS                                                        TOTAL
                                                ---------------                                        GENERAL       PARTNERS'
                                            COMMON     SUBORDINATED      COMMON      SUBORDINATED      PARTNER       CAPITAL
                                          ----------  --------------   ----------   --------------   -----------   -----------
Balance as of December 20, 1995                -               -        $   -            $   -         $   -         $   -
   Contribution of assets, net                 -              2,396         -              10,956           225        11,181
   Issuance of Common Units, net              2,875            -          55,875             -               56        55,931
   Net Income                                  -               -             317              263            12           592
Distributions ($1.17 per unit)                 -               -          (3,371)          (2,809)         (126)       (6,306)
                                           --------        --------     --------         --------      --------      --------

Balance as of September 30, 1996              2,875           2,396       52,821            8,410           167        61,398
                                           --------        --------     --------         --------      --------      --------

   Net Income                                  -               -           1,077              895            40         2,012
   Distributions ($2.20 per unit)              -               -          (6,325)          (5,271)         (236)      (11,832)
                                           --------        --------     --------         --------      --------      --------

Balance as of September 30, 1997              2,875           2,396       47,573            4,034           (29)       51,578
                                           --------        --------     --------         --------      --------      --------

   Contribution of assets, net                  148            -           3,399             -               68         3,467
   Issuance of Common Units, net                809            -          15,745             -              344        16,089
   Issuance of Common Units in
     connection with acquisition                 27            -             600             -               12           612
   Net loss                                    -               -            (728)            (208)          (19)         (955)
   Distributions ($2.20 per unit)              -               -          (7,903)          (5,272)         (269)      (13,444)
                                           --------        --------     --------         --------      --------      --------

Balance as of September 30, 1998              3,859           2,396     $ 58,686         $ (1,446)     $    107      $ 57,347
                                           ========        ========     ========         ========      ========      ========



See accompanying notes to consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                       OCTOBER 1, 1995                                    OCTOBER 1, 1995
                                                           THROUGH               DECEMBER 20, 1995            THROUGH
                                                       DECEMBER 20, 1995            THROUGH              SEPTEMBER 30, 1996
                                                         (PREDECESSOR)           SEPTEMBER 30, 1996           (COMBINED)
                                                     -----------------------    ---------------------  --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                            $  2,001                $    592                $  2,593
Adjustments to reconcile net income (loss)
  to net cash provided by
 Operating activities:
Depreciation and amortization                                   2,177                   7,631                   9,808
Provision for losses on accounts receivable                       101                     321                     422
Net loss on sales of assets                                       113                     147                     260
Changes in operating assets and liabilities:
 Decrease (increase) in receivables                            (2,779)                  1,766                  (1,013)
 Decrease (increase) in inventories                             1,430                  (3,770)                 (2,340)
 Decrease (increase) in prepaid and other assets                 (455)                    754                     299
 Increase (decrease) in other current liabilities              (1,703)                  1,757                      54
 Increase (decrease) in other long-term liabilities               (12)                    (89)                   (101)
                                                             --------                  --------               --------
 Net cash provided by operating activities                        873                   9,109                   9,982
                                                             --------                  --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                           (1,617)                 (3,715)                 (5,332)
Business acquisitions                                               -                  (2,440)                 (2,440)
Proceeds from sales of fixed assets                               566                     252                     818
Cash acquired in conveyance                                         -                       -                       -
                                                             --------                  --------               --------
 Net cash provided by (used in) investing activities           (1,051)                 (5,903)                 (6,954)
                                                             --------                  --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings                                          -                   5,850                   5,850
Credit facility repayments                                          -                  (3,500)                 (3,500)
Acquisition facility borrowings                                     -                       -                       -
Acquisition facility repayments                                     -                       -                       -
Repayments of debt                                            (35,783)                (53,780)                (89,563)
Repayments of preferred stock                                  (8,625)                      -                  (8,625)
Cash dividends paid                                           (21,309)                      -                 (21,309)
Distributions                                                       -                  (6,306)                 (6,306)
Loan to Petro                                                 (12,000)                      -                 (12,000)
Proceeds from issuance of First Mortgage Notes                 85,000                       -                  85,000
Proceeds from issuance of Common Units, net                         -                  55,931                  55,931
Debt placement and credit agreement expenses                   (1,313)                   (814)                 (2,127)
Cash retained by general partner                               (6,000)                      -                  (6,000)
                                                             --------                  --------               --------
 Net cash provided by (used in) financing activities              (30)                 (2,619)                 (2,649)
                                                             --------                  --------               --------
 Net increase (decrease) in cash                                 (208)                    587                     379
Cash at beginning of period                                       727                     519                     727
                                                             --------                  --------               --------
Cash at end of period                                        $    519                $  1,106                $  1,106
                                                             ========                  ========               ========



                                                                     YEAR ENDED                      YEAR ENDED
                                                                 SEPTEMBER 30, 1997              SEPTEMBER 30, 1998
                                                                 -------------------             ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $  2,012                         $   (955)
Adjustments to reconcile net income (loss)
  to net cash provided by
 Operating activities:
Depreciation and amortization                                            10,405                           11,638
Provision for losses on accounts receivable                                 312                              239
Net loss on sales of assets                                                 295                              271
Changes in operating assets and liabilities:
 Decrease (increase) in receivables                                       1,193                              342
 Decrease (increase) in inventories                                       1,897                           (3,705)
 Decrease (increase) in prepaid and other assets                            124                              198
 Increase (decrease) in other current liabilities                         2,900                            1,241
 Increase (decrease) in other long-term liabilities                        (174)                              (5)
                                                                       --------                         --------
 Net cash provided by operating activities                               18,964                            9,264
                                                                       --------                         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                     (5,279)                          (5,015)
Business acquisitions                                                         -                          (10,401)
Proceeds from sales of fixed assets                                         374                              315
Cash acquired in conveyance                                                   -                            1,825
                                                                       --------                         --------
 Net cash provided by (used in) investing activities                     (4,905)                         (13,276)
                                                                       --------                         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings                                                5,000                           20,300
Credit facility repayments                                               (7,350)                         (15,530)
Acquisition facility borrowings                                           3,350                           30,000
Acquisition facility repayments                                          (3,350)                         (21,000)
Repayments of debt                                                            -                          (23,000)
Repayments of preferred stock                                                 -                                -
Cash dividends paid                                                           -                                -
Distributions                                                           (11,832)                         (13,444)
Loan to Petro                                                                 -                                -
Proceeds from issuance of First Mortgage Notes                                -                           11,000
Proceeds from issuance of Common Units, net                                   -                           16,089
Debt placement and credit agreement expenses                                (94)                            (177)
Cash retained by general partner                                              -                                -
                                                                       --------                         --------
 Net cash provided by (used in) financing activities                    (14,276)                           4,238
                                                                       --------                         --------
 Net increase (decrease) in cash                                           (217)                             226
Cash at beginning of period                                               1,106                              889
                                                                       --------                         --------
Cash at end of period                                                  $    889                         $  1,115
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

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER UNIT DATA)

1)   PARTNERSHIP ORGANIZATION AND FORMATION


          Star Gas Partners, L.P. ("Star Gas Partners" or the "Partnership") was formed on October 16, 1995, as a Delaware limited partnership. Star Gas Partners and its subsidiary, Star Gas Propane, L.P., a Delaware limited partnership (the "Operating Partnership" or the "OLP") were formed to acquire, own and operate substantially all of the propane operations and assets and liabilities of Star Gas Corporation ("Star Gas"), a Delaware corporation (and the general partner of Star Gas Partners and the Operating Partnership) and the propane operations and assets and liabilities of Star Gas' parent corporation, Petroleum Heat and Power Co., Inc., a Minnesota corporation ("Petro") (collectively hereinafter referred to as the "Predecessor Company"). The Operating Partnership is, and the Predecessor Company was, engaged in the marketing and distribution of propane gas and related appliances to retail and wholesale customers in the United States located principally in the Midwest and Northeast. On December 20, 1995,
     (i) Petro conveyed all of its propane assets and related liabilities to Star Gas and (ii) Star Gas and its subsidiaries conveyed substantially all of their assets (other than $83.7 million in cash from the proceeds of the First Mortgage Notes and certain non-operating assets) to the Operating Partnership (the "Star Gas Conveyance") in exchange for general and limited partner interests in the Operating Partnership and the assumption by the Operating Partnership of substantially all of the liabilities of Star Gas and its subsidiaries (excluding certain income tax liabilities and certain other long-term obligations of Star Gas that were assumed by Petro), including the First Mortgage Notes and approximately $53.8 million in outstanding Star Gas debt due to Petro. The net book value of the assets contributed by Star Gas and its subsidiaries to the Operating Partnership exceeded the liabilities assumed by $11.2 million. Immediately after the Star Gas Conveyance, Star Gas and its subsidiaries conveyed their limited partner interests in the Operating Partnership to Star Gas Partners in exchange for an aggregate of 2.4 million Subordinated Units of limited partner interests in Star Gas Partners.

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

          During fiscal 1996, Star Gas Partners completed its initial public offering of 2.9 million Common Units, including 0.3 million Common Units pursuant to an over-allotment option, at a price of $22.00 per unit. The net proceeds received of $55.9 million, after deducting underwriting discounts, commissions and expenses were contributed to the Operating Partnership and used to repay $50.3 million of debt due to Petro, which was assumed by the Operating Partnership in the Star Gas Conveyance and the Partnership used the balance of $5.6 million for general operating purposes.

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

          The Operating Partnership is and the Star Gas Group was, primarily engaged in the retail distribution of propane and related supplies and equipment to residential, commercial, industrial, agricultural and motor fuel customers, operating from 55 branches in the Midwest and 19 branches in the Northeast. Propane is used primarily for space heating, water heating and cooking by the Partnership's residential and commercial customers and as a result, weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Accordingly, actual weather conditions can vary substantially from year to year, significantly affecting the Partnership's financial performance.

2)   PROPOSED ACQUISITION OF PETROLEUM HEAT AND POWER CO., INC.

          On October 23, 1998, the Partnership and Petro jointly announced that they have signed a definitive merger agreement pursuant to which Petro would become a wholly-owned subsidiary of the Partnership ("the Star Gas/Petro transaction"). This transaction would be effected through Petro shareholders exchanging their 26,562,481 shares of Petro Common Stock for 3,623,236 limited partnership units and General Partnership units of the Partnership which will be subordinated to the existing Common Units of the Partnership.

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

          Of the 3,623,236 subordinated Partnership units anticipated to be distributed to Petro shareholders, 2,767,058 will be Senior Subordinated Units and 856,178 will be Junior Subordinated Units and General Partnership Units. The Senior Subordinated Units will be publicly registered and tradable (they are expected to be listed on the New York Stock Exchange) and will be subordinated in distributions to the Partnership's Common Units. The Junior Subordinated Units and General Partnership Units will not be registered nor publicly tradable and will be subordinated to both the Common Units and the Senior Subordinated Units. The Senior Subordinated Units will be exchanged with holders of Petro's publicly traded Class A Common Stock and the Junior Subordinated Units and General Partnership Units will be exchanged with individuals that currently own Petro's Class C common stock and Class A common stock. Certain holders of Petro's Class C Common Stock will also exchange their shares for Senior Subordinated Units.

          It is currently contemplated that 21,180,789 shares of Petro Common Stock will be exchanged for 2,767,058 Senior Subordinated Units of Partnership. 5,381,692 shares of Petro Common Stock, held by certain individuals who currently own Petro Class C Common Stock, including Irik P. Sevin, Chairman of both Petro and of the General Partner of the Partnership and other members of a group that currently controls Petro, will be exchanged for 577,205 Junior Subordinated Units and 278,973 General Partnership Units which are economically equivalent to Junior Subordinated Units.

2)   PROPOSED ACQUISITION OF PETROLEUM HEAT AND POWER CO., INC. (CONTINUED)

          Pursuant to the partnership subordination provision, distributions on the Partnership's Senior Subordinated Units may be made only after distributions of Available Cash on Common Units meet the Minimum Quarterly Distribution requirement. Distributions on the Partnership's Junior Subordinated Units and General Partner Units may be made only after distributions of Available Cash on Common Units and Senior Subordinated Units meet the Minimum Quarterly Distribution requirement. The Subordination Period will generally extend until the Partnership earns and pays its MQD for three years.

          As a condition of the Star Gas/Petro transaction, the Partnership agreement will be amended so that no distribution will be paid on the Senior Subordinated Units, Junior Subordinated Units, or the General Partner Units except to the extent Available Cash is earned from operations.

          Like many other publicly traded master limited partnerships, the Partnership contains a provision which provides the General Partner with incentive distributions in excess of certain targeted amounts. This provision will be modified so that should there be any such incentive distributions, they will be made pro rata to the holders of Senior Subordinated Units, Junior Subordinated Units, and General Partner Units.

          In connection with the Star Gas/Petro transaction, the Senior Subordinated Units, Junior Subordinated Units and General Partnership Units can earn, pro rata, 303,000 additional Senior Subordinated Units each year that Petro meets certain financial goals to a maximum of 909,000 additional Senior Subordinated Units.

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

          Petro has completed an exchange offer agreement with institutional holders of an aggregate of $233 million or 98% of its public debt and preferred stock to permit the redemption of such securities at the closing of the Star Gas/Petro transaction. This agreement allows Petro to redeem its 9 3/8% Subordinated Debentures, 10 1/8% Subordinated Notes and 12 1/4% Subordinated Debentures at 100%, 100% and 103.5% of principal amount, respectively, plus accrued interest and also to redeem its 12 7/8% Preferred Stock at $23 per share, plus accrued and unpaid dividends. In consideration for this early redemption right, Petro has agreed to issue to such holders 3.37 shares of newly issued Petro Junior Convertible Preferred Stock for each $1,000 in principal amount or liquidation preference of such securities. Each share of Petro Junior Convertible Preferred Stock will be exchangeable into .13064 of a Partnership Common Unit at the conclusion of the Star Gas/Petro transaction representing a maximum of 102,773 Common Units. Petro also intends to restructure $66.2 million of privately held Notes currently outstanding.

          Petro currently has a 40.5% equity interest in the Partnership. After completion of the Star Gas/Petro transaction, the Petro shareholders will own approximately 26% of the Partnership's equity through Subordinated Units and General Partnership Units. The holders of the Partnership's Common Units (including an estimated 6.4 million Common Units that will be sold in the Partnership's $140 million public offering) will own an approximate aggregate 74% equity interest in the Partnership following the completion of the transaction. The General Partner of the Partnership will be a newly organized Delaware limited liability company that will be owned by Irik Sevin, Audrey Sevin and two entities affiliated with Wolfgang Traber (see Part III Item 10 - Directors and Executive Officers of the Registrant).

2)   PROPOSED ACQUISITION OF PETROLEUM HEAT AND POWER CO., INC., (CONTINUED)


          A Special Committee of the Star Board of Directors, acting on behalf of the Public Common Unitholders, negotiated the terms of the Star Gas/Petro Transaction. A.G. Edwards & Sons, Inc. was retained by the Special Committee as independent financial advisor, and has rendered an opinion that the Star Gas/Petro Transaction is fair, from a financial point of view, to the public Common Unitholders.

          The completion of the Star Gas/Petro Transaction is subject to the receipt of regulatory approvals, the approval of Star's non-affiliated Common unitholders and non-affiliated Petro shareholders and other necessary partnership and corporate approvals.


3)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

          The Consolidated Financial Statements for the period October 1, 1995 through December 20, 1995 include the propane operations, assets and liabilities of the Predecessor Company. The Consolidated Financial Statements for the period December 20, 1995 through September 30, 1996 and for the years ended September 30, 1997 and September 30, 1998 include the accounts of Star Gas Partners, L.P., the Operating Partnership and its corporate subsidiary, Stellar Propane Service Corp., collectively referred to herein as (the "Partnership"). All material intercompany items and transactions have been eliminated in consolidation and certain reclassifications have been made to the 1996 financial statements to conform to the 1997 and 1998 presentation.

     Net Income (loss) per Limited Partner Unit

          Net income (loss) per Limited Partner Unit is computed by dividing net income (loss), after deducting the General Partner's 2.0% interest, by the weighted average number of Common Units and Subordinated Units outstanding.

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

     Inventories

          Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. At the dates indicated the components of inventory were as follows:

                                                     SEPTEMBER 30,
                                                 --------------------
                                                 1997         1998
                                                 ----         ----
Propane gas...............................       $4,805       $ 8,807
Appliances and equipment..................        1,792         1,801
                                                 ------       -------
                                                 $6,597       $10,608
                                                 ======       =======

          Substantially all of the Partnership's propane supplies for the Northeast retail operations are purchased under supply contracts. Certain of the supply contracts provide for minimum and maximum amounts of propane to be purchased thereunder, and provide for pricing in accordance with posted prices at the time of delivery or include a pricing formula that typically is based on current market prices. During 1996, 1997 and 1998, spot purchases from Mont Belvieu sources accounted for approximately 26%, 36% and 21%, respectively, of the Partnership's total volume of propane purchases. In addition, the three single largest suppliers accounted for an aggregate of approximately 32%, 31% and 47%, respectively, of total propane purchases in 1996, 1997 and 1998.

     The Partnership may enter into forward contracts with Mont Belvieu suppliers or refineries which call for a fixed price for the product to be purchased based on current market conditions, with delivery occurring at a later date. In most cases the Partnership has entered into similar agreements to sell this product to customers for a fixed price based on market conditions. In the event that the Partnership enters into these types of contracts without a subsequent sale, it is exposed to some market risk. Currently, the Partnership does not have any contracts that if market conditions were to change, would have a material affect on its financial statements.

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

     Customer Credit Balances

          Customer credit balances represent pre-payments received from customers. These payments relate primarily to a budget payment plan whereby customers pay their estimated annual propane gas charges on a fixed monthly basis and the payments made have exceeded the charges for the deliveries.

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

     Income Taxes

          The Partnership is a master limited partnership. As a result, for Federal income tax purposes, earnings or losses are allocated directly to the individual partners. Except for the Partnership's corporate subsidiary which generates non-qualifying Master Limited Partnership income, no recognition has been given to Federal income taxes in the accompanying financial statements of the Partnership. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and due to the taxable income allocation requirements of the Partnership agreement.

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

          During fiscal 1998, distributions of $2.20 per unit were declared and paid on all common, subordinated and general partnership interests. The aggregate paid for such distributions was $13.4 million during fiscal 1998.

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

          Prior to the end of the Subordination Period, a portion of the Subordinated Units will convert into Common Units on the first day after the record date established for any quarter ending on or after March 31, 1999 (with respect to 599,020 of the Subordinated Units) and March 31, 2000 (with respect to an additional 599,020 of the Subordinated Units), on a cumulative basis, in respect of which (i) distributions of Available Cash from Operating Surplus on the Common Units and the Subordinated Units equals or exceeds the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units with respect to each of the three non-overlapping four-quarter periods immediately preceding such date, (ii) the Adjusted Operating Surplus generated during each of the three immediately preceding non-overlapping four-quarter periods equals or exceeds the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units during such periods and
     (iii) there are no arrearages in payment of the Minimum Quarterly Distribution on the common units

6)   ACQUISITIONS - PRO FORMA


          During fiscal 1996, the Partnership acquired two propane dealers with an aggregate cost of $2.4 million.

          During fiscal 1997, no acquisitions were completed.

          During fiscal 1998, the Partnership acquired seven unaffiliated retail propane dealers with an aggregate cost of $35.7 million. The most significant transaction was the acquisition of the Pearl Gas Co., "Pearl" and is described below.

          In October 1997, pursuant to a purchase agreement, the General Partner purchased 240 shares of Common Stock ($100 par value) of Pearl, representing all of its issued and outstanding capital stock. The purchase price was $23.0 million and included working capital of $1.9 million and $0.4 of transaction expenses. Funding for this purchase was provided by a $23.0 million bank acquisition facility. Subsequent to the acquisition, Pearl was merged into the General Partner as part of a tax-free liquidation.

          The General Partner then contributed to the Partnership all of the assets it obtained in the stock purchase of Pearl Gas in exchange for a 2.7% interest in the Partnership and the assumption of all liabilities associated with the Pearl stock including the $23.0 million of bank debt. The aggregate value of the interests transferred to Star Gas from the Partnership is $3.5 million.

          The issuance of the additional partnership interests to Star Gas was intended to compensate Star Gas for additional significant income tax liabilities which would be reflected in the consolidated federal income tax return of the General Partner's parent corporation, Petro. The issuance of such partnership interests was approved by the Audit Committee of Star Gas and the Executive Committee of Petro.

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

          Unaudited Pro forma data giving effect to the purchased businesses as if they had been acquired on October 1 of the year preceding the year of purchase is as follows:


                                   YEARS ENDED SEPTEMBER 30,
                                   -------------------------
                                     1997              1998
                                     ----              ----
     Sales                         $155,111          $116,071
                                   ========          ========

     Net income (loss)             $  4,375          $   (606)
                                   ========          ========

7)   PROPERTY, PLANT AND EQUIPMENT


     The components of property, plant and equipment and their estimated useful lives were as follows at the indicated dates:

                                                                  YEARS ENDED SEPTEMBER 30,
                                                                 -------------------------
                                                                 1997                    1998                   USEFUL LIVES
                                                                -----                    ----              ----------------------
     Land                                                      $  4,060                 $  4,635                          -
     Buildings                                                    8,871                   10,313                         30 years
     Fleet                                                       14,464                   16,918                     5 - 30 years
     Tanks and equipment                                         84,766                  102,493                     5 - 30 years
     Furniture and fixtures                                       2,504                    2,833                         10 years
                                                               --------                 --------
          Total                                                 114,665                  137,192
     Less accumulated depreciation                              (19,383)                 (26,930)
                                                               --------                 --------
          Total                                                $ 95,282                 $110,262
                                                               ========                 ========


8)   INTANGIBLES AND OTHER ASSETS

     The components of intangibles and other assets were as follows at the indicated dates:

                                                            YEARS ENDED SEPTEMBER 30,
                                                   -----------------------------------------
                                                            1997                   1998
                                                          --------               --------
     Goodwill                                               $14,186               $ 25,690
     Covenants not to compete                                 2,040                  2,341
     Customer lists                                          28,797                 34,028
     Deferred charges and other assets                        2,822                  2,907
                                                            -------               --------
          Total                                              47,845                 64,966
     Less accumulated amortization                           (9,823)               (13,568)
                                                            -------               --------
          Total                                             $38,022               $ 51,398
                                                            =======               ========


9)   LONG-TERM DEBT AND WORKING CAPITAL BORROWINGS

     Long-term debt consists of the following:

                                                             YEARS ENDED SEPTEMBER 30,
                                                   -----------------------------------------
                                                          1997                   1998
                                                         -------                -------
     8.04% First Mortgage Notes                            $85,000                $ 85,000
     7.17% First Mortgage Notes                                  -                  11,000
     Acquisition Facility borrowings                             -                   9,000
                                                           -------                --------
          Total                                             85,000                 105,000
     Less current maturities                                     -                    (692)
                                                           -------                --------
          Total                                            $85,000                $104,308
                                                           =======                ========

          In December 1995, the General Partner issued $85.0 million of first mortgage notes (the "First Mortgage Notes") with an annual interest rate of 8.04%. These notes were assumed as part of the Star Gas Conveyance by the Operating Partnership. In December 1997, the Operating Partnership issued an additional $11.0 of First Mortgage Notes with an annual interest rate of 7.17%. The Operating Partnership's obligations under the First Mortgage Note Agreements are secured, on an equal basis with the Operating Partnership's obligations under the Bank Credit Facilities, by a mortgage on substantially all of the real property and liens on substantially all of the operating facilities, equipment and other assets of the Operating Partnership. The First Mortgage Notes will mature September 15, 2010, and will require semiannual prepayments, without premium on the principal thereof, beginning on March 15, 2001. Interest is payable semiannually on March 15 and September 15. For the year ended September 30, 1998, the Partnership incurred interest expense in the amount of $7.4 million on the First Mortgage Notes.


          The First Mortgage Note Agreements contains various restrictive and affirmative covenants applicable to the Operating Partnership, including restrictions on the incurrence of additional indebtedness and restrictions on certain investments, guarantees, loans, sales of assets and other transactions.


          The Bank Credit Facilities consist of a $25.0 million Acquisition Facility and a $12.0 million Working Capital Facility. The agreement governing the Bank Credit Facilities contains covenants and default provisions generally similar to those contained in the First Mortgage Note Agreements. As of September 30, 1998, there were $9.0 million outstanding in borrowings under the Acquisition Facility and $4.8 million outstanding in borrowings under the Working Capital Facility. The Bank Credit Facilities bear interest at a rate based upon, at the Partnership's option, either the London Interbank Offered Rate plus a margin or a Base Rate (each as defined in the Bank Credit Facilities). The Partnership is required to pay a fee for unused commitments which amounted to $0.1 million for fiscal 1996, $0.2 million for fiscal 1997 and $0.1 million for fiscal 1998. For fiscal 1998, the weighted average interest rate on borrowings under these facilities was 7.46%


          The Working Capital Facility will expire June 30, 2000, but may be extended annually thereafter with the consent of the banks. Borrowings under the Acquisition Facility will revolve until June 30, 1999, after which time any outstanding loans thereunder, will amortize quarterly in equal principal payments with a final payment due on September 30, 2002. However, there must be no amount outstanding under the Working Capital Facility for at least 30 consecutive days during each fiscal year.


          As of September 30, 1998, the annual maturities of the First Mortgage Notes and borrowing under the acquisition facility are set forth in the following table:



                    1999                                        $    692
                    2000                                           2,769
                    2001                                           4,693
                    2002                                          11,471
                    2003                                          10,625
                    Thereafter                                    74,750
                                                                --------
                                                                $105,000
                                                                ========

          As of September 30, 1998, the Partnership was in compliance with all borrowing agreement covenants, as amended.


10)  EMPLOYEE BENEFIT PLANS

          Star Gas has a 401(k) plan which covers certain eligible union and non-union employees. Subject to IRS limitations, the 401(k) plan provides for each employee to contribute from 1.0% to 15.0% of compensation. Star Gas contributes to non-union participants a matching amount up to a maximum of 3.0% of compensation. Aggregate matching contributions made to the 401(k) plan during fiscal 1996, 1997 and 1998 were $0.3 million, $0.4 million and $0.3 million, respectively.

          Star Gas also makes monthly contributions on behalf of its union employees to a union sponsored defined benefit plan. The amount charged to expense was $0.3 million, $0.4 million and $0.4 million in fiscal 1996, 1997 and 1998, respectively.


11)  UNIT OPTION PLAN


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


12)  LEASE COMMITMENTS


          The Partnership has entered into certain operating leases for office space, trucks and other equipment.


          The future minimum rental commitments at September 30, 1998 under leases having an initial or remaining non-cancelable term of one year or more are as follows:



       1999                                                  $  939
       2000                                                     808
       2001                                                     751
       2002                                                     638
       2003                                                     285
       Thereafter                                               379
                                                             ------
       Total Minimum lease payments                          $3,800
                                                             ======

          The Partnership incurred rent expense of $1.2 million, $1.3 million and $1.2 million in 1996, 1997 and 1998, respectively.

13)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                                                 YEARS ENDED SEPTEMBER 30,
                                                             --------------------------------------------------------------
                                                                    1996               1997                1998
                                                                   -----              -----               -----
     Cash paid during the year for:
       Income taxes                                           $         80           $        7          $        8
                                                             =============          ===========          ==========
       Interest                                               $      5,088          $     7,170          $    7,915
                                                             =============          ===========          ==========

     Non-cash investing activities:
     Acquisitions:
       Working capital                                                                                   $    1,945
       Long-term assets                                                                                  $   25,134
       Assumption of note payable                                                                        $  (23,000)

     Non-cash financing activities:
       Issuance of Common units                                                                          $   (3,999)
       Additional General Partner interest                                                               $      (80)



14)  COMMITMENTS AND CONTINGENCIES

          In the ordinary course of business, the Partnership is threatened with, or is named in, various lawsuits. The Partnership is not a party to any litigation which individually or in the aggregate could reasonably be expected to have a material adverse effect on the Partnership.


15)  RELATED PARTY TRANSACTIONS


          The Partnership has no employees except for certain employees of its corporate subsidiary, Stellar Propane Service Corporation and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. For the fiscal years ended September 30, 1996, 1997 and 1998, the Partnership reimbursed the General Partner and Petro $14.4 million, $17.1 million and $19.6 million, respectively, representing salary, payroll tax and other compensation paid to the employees of the General Partner, including $0.3 million, $0.2 million and $0.1 million, respectively, paid to Petro for certain corporate functions such as finance and compliance. In addition, the Partnership reimbursed Petro $1.9 million, $0.9 million and $0.8 million for the fiscal years ended September 30, 1996, 1997 and 1998, respectively, relating to the Partnership's share of the costs incurred by Petro in conducting the operations of a certain shared branch location which includes managerial services.


16)  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS


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


          The estimated fair value of the Partnership's long-term debt is summarized as follows:


                                                                 AT SEPTEMBER 30, 1998
                                                     --------------------------------------------
                                                     CARRYING AMOUNT         ESTIMATED FAIR VALUE
                                                     ---------------         --------------------
     Long-term debt                                      $104,308                  $105,914
                                                         ========                  ========

17)  GENERAL PARTNER BALANCE SHEET


     The following presents the Condensed Consolidated Balance Sheet as of December 31, 1997 of the General Partner, Star Gas Corporation.



                                                                      DECEMBER 31, 1997
                                                                  -------------------------
                                                                       (IN THOUSANDS)
                               ASSETS
     Current assets
        Cash                                                          $      3
        Investments                                                         26
        Interest receivable                                                330
                                                                      --------
            Total current assets                                           359
     Investment in Star Gas Partners, L.P.                               7,815
     Note receivable from Petro                                         12,000
                                                                      --------
            Total assets                                              $ 20,174
                                                                      ========

                LIABILITIES AND SHAREHOLDER'S EQUITY

     Current liabilities
        Accrued expenses                                              $     26
                                                                      --------
            Total current liabilities                                       26

     Taxes payable                                                       3,467

     Shareholder's equity
        Common stock                                                         -
        Preferred stock                                                    508
        Additional paid in capital                                      55,887
        Retained earnings (deficit)                                    (39,714)
                                                                      --------
            Total shareholder's equity                                  16,681
                                                                      --------
            Total liabilities & shareholder's equity                  $ 20,174
                                                                      ========

18)  SUBSEQUENT EVENTS


          On October 21, 1998, the Partnership announced that it would pay a distribution of $0.55 per Common Unit for the three months ended September 30, 1998. The distribution is payable on November 13, 1998 to holders of record as of November 3, 1998. No distributions were declared on the Subordinated Units for this period.


19)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


          The seasonal nature of the Partnership's business results in the sale by the Partnership of approximately 35% of its volume in the first fiscal quarter and 40% of its volume in the second fiscal quarter of each year. The Partnership generally realizes net income in both of these quarters and net losses during the quarters ending June and September.


                                                              THREE MONTHS ENDED
                               -----------------------------------------------------------------------------
                                  DECEMBER 31, 1996    MARCH 31, 1997    JUNE 30, 1997     SEPTEMBER 30, 1997       TOTAL
                               --------------------- ----------------- ---------------- ----------------------   -----------
Sales                                 $50,876           $46,442          $20,078                $17,763            $135,159
Gross profit                           21,849            21,523           10,446                  9,130              62,948
Income (loss) before taxes              5,898             5,332           (4,138)                (5,055)              2,037
Net income (loss)                       5,892             5,325           (4,143)                (5,062)              2,012
Limited Partner interest in
  net income (loss)                     5,774             5,218           (4,060)                (4,960)              1,972
Net income (loss) per
  Limited Partner Unit/(a)/           $  1.10           $  0.99          $ (0.77)               $ (0.94)           $   0.37




                                                              THREE MONTHS ENDED
                               -----------------------------------------------------------------------------
                                  DECEMBER 31, 1997    MARCH 31, 1998    JUNE 30, 1998     SEPTEMBER 30, 1998       TOTAL
                               --------------------- ------------------ --------------- -----------------------  ----------
Sales                                $41,844              $37,884          $16,243               $15,714            $111,685
Gross profit                          20,194               22,326            9,725                 9,942              62,187
Income (loss) before taxes             3,713                6,370           (5,229)               (5,784)               (930)
Net income (loss)                      3,707                6,363           (5,235)               (5,790)               (955)
Limited Partner interest in
  net income (loss)                    3,633                6,236           (5,130)               (5,675)               (936)
Net income (loss) per
  Limited Partner Unit/(a)/          $  0.66              $  1.00          $ (0.82)              $ (0.91)           $  (0.16)

____________________________
/(a)/ Amounts do not add due to weighting of Limited Partner Units outstanding.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                                (IN THOUSANDS)

                                                                                    ADDITIONS
                                                     BALANCE AT        -----------------------------------
                                                    BEGINNING OF          CHARGED TO         OTHER CHANGES         BALANCE AT
   YEAR                 DESCRIPTION                     YEAR           COSTS & EXPENSES       ADD (DEDUCT)         END OF YEAR
   ----                 -----------                 ------------       ----------------      -------------         -----------

   1996        Allowance for doubtful                   $362                  422              (184)  /(b)/            $291
               accounts                                 ====                  ===              (309)  /(a)/            ====
                                                                                               ===============

   1997        Allowance for doubtful                   $291                  312              (330)  /(a)/            $273
               accounts                                 ====                  ===              ===============         ====

   1998        Allowance for doubtful                   $273                  239              (260)/(a)/              $252
               accounts                                 ====                  ===              ===============         ====

/(a)/ Bad debts written off (net of recoveries).
/(b)/ Amount excluded from the Star Gas Conveyance which took place on December 20, 1995.