Form 10-K405/A
period 1998-09-30
STAR GAS PARTNERS LP
filed 1999-02-09
CIK 1002590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-K/A


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
                                                ---------


                            STAR GAS PARTNERS, L.P.
                            -----------------------
            (Exact name of registrant as specified in its charter)



Delaware                                                 06-1437793
---------------------------------------                  ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)



2187 Atlantic Street, Stamford, Connecticut                     06902
-----------------------------------------------------------------------------
(Address of principal executive office)                         (Zip Code)

(203) 328-7300
-----------------------------------------------------------------------------
(Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12(b) of the Act:


     Title of Each Class           Name of Each Exchange on which registered
     -------------------           -----------------------------------------
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

Documents Incorporated by Reference:  None

                            STAR GAS PARTNERS, L.P.

                         1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS



                                     PART I

                                                                         Page
Item  1.      Business                                                     3
Item  2.      Properties                                                  12
Item  3.      Legal Proceedings - Litigation                              12
Item  4.      Submission of Matters to a Vote of Security Holders         13

                                    PART II


Item  5.       Market for the Registrant's Units and Related Matters      13
Item  6.       Selected Historical Financial and Operating Data           14
Item  7.       Management's Discussion and Analysis of
               Financial Condition and Results of Operations              16
Item  7A.      Qualitative and Quantitive Disclosures about Market Risk   22
Item  8.       Financial Statements and Supplementary Data                22
Item  9.       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                        22

                                    PART III


Item 10.      Directors and Executive Officers of the Registrant          22
Item 11.      Executive Compensation                                      27
Item 12.      Security Ownership of Certain Beneficial Owners
              and Management                                              28
Item 13.      Certain Relationships and Related Transactions              30

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                            31

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

Proposed Acquisition of Petroleum Heat and Power Co., Inc.


     On October 23, 1998, the Partnership and Petro jointly announced that they have signed a definitive merger agreement pursuant to which Petro would be acquired by the Partnership and would become a wholly owned subsidiary of the Partnership (the "Star Gas/Petro transaction"). It is anticipated that this acquisition will be accounted for using the purchase method of accounting. It was originally contemplated that this transaction would be effected through the sale of $120 million of publicly traded high yield debt and $140 million in additional Common Units. It is currently contemplated that this transaction will be effected through the private placement of $90 million of investment grade debt and the sale of $170 million in Common Units. In conjunction with this change, it is also contemplated that the exchange ratio used to calculate the number of Subordinated Units to be received by Petro shareholders will be modified from .13064 to .11758. This transaction would be effected through Petro shareholders exchanging their 26,452,270 shares of Petro Common Stock for 3,244,977 limited and general partnership units of the Partnership which will be subordinated to the existing Common Units of the Partnership.


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

     Of the 3,244,977 subordinated Partnership units anticipated to be distributed to Petro shareholders, 2,491,500 will be Senior Subordinated Units and 753,477 will be Junior Subordinated Units and General Partnership Units.
The Senior Subordinated Units will be publicly registered and tradable (they are expected to be listed on the New York Stock Exchange) and will be subordinated with respect to distributions to the Partnership's Common Units. The Junior Subordinated Units and General Partnership Units will not be registered nor publicly tradable and will be subordinated to both the Common Units and the Senior Subordinated Units. The Senior Subordinated Units will be exchanged with holders of Petro's publicly traded Class A Common Stock and the Junior Subordinated Units and General Partnership Units will be exchanged with individuals that currently own both Petro's Class C Common Stock and Class A Common Stock. Certain holders of Petro's Class C Common Stock will also exchange their shares for Senior Subordinated Units.

     It is currently contemplated that 21,189,827 shares of Petro Common Stock will be exchanged for 2,491,500 Senior Subordinated Units of the Partnership. 5,262,443 shares of Petro Common Stock, held by certain individuals who currently own Petro Class C Common Stock, including Irik P. Sevin, Chairman of both Petro and of the General Partner of the Partnership and other members of a group that currently controls Petro, will be exchanged for 430,395, Junior Subordinated Units and 323,082 General Partnership Units which are economically equivalent to Junior Subordinated Units. The total value of the Senior Subordinated and Junior Subordinated units issued for Petro Common Stock is $50.9 million. In addition, transaction expenses are estimated to be $7.0 million.

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

     In connection with the Star Gas/Petro transaction, the Partnership intends to raise approximately $170 million through a public offering of Common Units and $90 million through a public or private offering of debt securities. The net proceeds from these offerings will be used primarily to redeem and restructure approximately $240 million in Petro public and private debt and preferred stock. The exact terms and timing of any such offerings will depend upon market conditions. Any such offerings will be made only by means of a prospectus or in transactions not requiring registration under securities laws. The foregoing statements do not constitute an offer to sell securities.

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

     Petro currently has a 40.5% equity interest in the Partnership and the General Partner is a subsidiary of Petro. Prior to the Transaction, Petro owns 2,396,078 Subordinated Units and a 2.0% interest in the Partnership or the equivalent of 127,655 units. As part of the Transaction, the Subordinated Units and General Partner Interests will be contributed to the Partnership by Petro in exchange for 42,046 Common Units and 1,718,795 Senior Subordinated Units. The Common Units will be exchanged by Petro with the holders of Petro Junior Convertible Preferred Stock and the Senior Subordinated Units ultimately will be exchanged with certain holders of Petro's Common Stock. After completion of the Star Gas/Petro transaction, the Petro shareholders will own approximately 20% of the Partnership's equity through Subordinated Units and General Partner Units. The holders of the Partnership's Common Units (including an estimated 8.9 million Common Units that will be sold in the Partnership's proposed $170 million public offering) will own an aggregate of approximately 80% equity interest in the Partnership following the completion of the transaction. In connection with the Star Gas/Petro transaction, the General Partner of the Partnership will be a newly organized Delaware limited liability company that will be owned by Irik Sevin, Audrey Sevin and two entities affiliated with Wolfgang Traber, (see Part III Item 10 - Directors and Executive Officers of the Registrant).

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

Marketing and Operations

     As of September 30, 1998, the Partnership distributed propane and provided related services to approximately 166,000 retail customers in 13 states from 74 branch locations. The Partnership's operations are conducted under several trademarks and trade names including: Star Gas(R), Star Gas Service, Silgas, Blue Flame(R), Maingas, Arrow Gas, Mid-Hudson Valley Propane, Coleman Gas Service, H & S Gas, Isch Gas, Wilhoyte L.P. Gas, Rural Natural Gas, Pearl Gas, Bay State-Arrow Gas, Knowles L.P. Gas and Lowe Bros. & Dad. The Partnership does not have the right to use the trademark Star Gas(R) in the State of New York nor does the Partnership have the right to use the Blue Flame(R) trademark in certain limited areas outside of the Partnership's current area of operations. The marketing areas served by the Partnership are generally rural but also include suburban areas where natural gas is generally not available.

     The Partnership's retail operations are located primarily in the Northeast and Midwest regions of the United States as follows:



NORTHEAST                                                               MIDWEST
---------                                                               -------
Connecticut                            Pennsylvania                     Indiana                  Kentucky (continued)
Stamford                               Hazleton                         Akron                    Shelbyville
Hartford                               Wind Gap                         Batesville
                                                                        Bedford                  Michigan
Maine                                  Rhode Island                     Bluffton                 Charlotte
Fairfield                              Davisville                       Coal City                Hillsdale
Fryeburg                                                                College Corner           Somerset Center
Skowhegan                                                               Columbia City
Wells                                                                   Decatur                  Ohio
Windham                                                                 Ferdinand                Bowling Green
                                                                        Greencastle              Cincinnati
Massachusetts                                                           Jeffersonville           Defiance
Belchertown                                                             Linton                   Deshler
Rochdale                                                                Madison                  Ft. Recovery
Westfield                                                               New Salisbury            Hebron
Swansea                                                                 N. Manchester            Ironton
                                                                        N. Vernon                Kenton
New Hampshire                                                           N. Webster               Lancaster
(from Fryeburg, ME)                                                     Portland                 Lewisburg
                                                                        Remington                Lynchburg
New Jersey                                                              Richmond                 Macon
Maple Shade                                                             Salem                    Maumee
Tuckahoe                                                                Seymour                  McClure
                                                                        Sulphur Springs          Milford
New York                                                                Versailles               Mt. Orab
Addison                                                                 Warren                   North Star
Poughkeepsie                                                            Waterloo                 Ripley
Washingtonville                                                         Winamac                  Sabina
                                                                        Kentucky                 West Union
                                                                        Dry Ridge
                                                                        Glencoe                  West Virginia
                                                                        Prospect                 (from Ironton, OH)



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

     The Partnership supplies its Midwest retail and wholesale operations through a combination of purchases from suppliers in Mont Belvieu, Texas and from a number of Midwest refineries. Purchases from Mont Belvieu are typically transported by pipeline to the Partnership's 21 million gallon underground storage facility located in Seymour, Indiana (the "Seymour Facility") and then delivered by truck to the Midwest branches and wholesale customers. Refinery based purchases are transported by truck from the terminal location to the retail operations or to wholesale customers. Typically, refinery purchases are made pursuant to market based contracts. The Partnership may enter into forward contracts with Mont Belvieu suppliers or refineries which call for a fixed price for the product to be purchased based on current market conditions, with delivery occurring at a later date. In most cases, the Partnership has entered into similar agreements to sell this product to customers for a fixed price. In the event that the Partnership enters into a purchase contract without a subsequent sales contract, it is exposed to some market risk. For the year ended September 30, 1998 the Partnership entered into one contract to purchase
1.0 million gallons with delivery to occur prior to March, 1999.

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




                                     Common Unit Price Range               Distributions
                                   High                  Low              Declared per Unit
                           --------------------  --------------------   --------------------
                                Fiscal Year           Fiscal Year           Fiscal Year
                           --------------------  --------------------   --------------------
Three Months Ending            1997      1998       1997     1998         1997      1998
                               ----      ----       ----     ----         ----      ----
December 31,                  $23.88     $23.38    $21.75    $20.50      $0.55     $0.55

March 31,                     $24.63     $24.75    $20.75    $21.38      $0.55     $0.55

June 30,                      $21.88     $23.00    $19.00    $20.50      $0.55     $0.55

September 30,                 $23.50     $22.38    $21.00    $20.13      $0.55     $0.55



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



                                                                              Partnership/Predecessor Company
                                                                --------------------------------------------------------
                                                                                    Year Ended September 30,
                                                                                  ------------------------
Statement of Operations Data:                                     1994        1995       1996(a)     1997        1998(f)
                                                                  ----        ----       -------     ----        -------
                                                                       (in thousands, except per unit data)
Sales....................................................        $128,040    $104,550    $119,634    $135,159    $111,685


Costs and expenses:
  Cost of sales..........................................         58,553       49,660      58,557      72,211      49,498
  Delivery and branch expenses                                    41,530       35,222      34,750      36,427      37,216
  General and administrative expenses                              6,011        6,127       6,457       6,818       6,065
  Net gain (loss) on sales of assets                                 486         (913)       (260)       (295)       (271)
  Depreciation and amortization                                   12,878       10,054       9,680      10,242      11,462
                                                               ---------    ---------      ------     -------      ------
Operating income.........................................          9,554        2,574(b)    9,930       9,166       7,173
  Interest expense, net..................................         10,497        8,549       7,124       6,966       7,927
  Amortization of debt issuance costs                                161           19         128         163         176
                                                               ---------    ---------      ------     -------      ------
Income (loss) before income taxes                                 (1,104)      (5,994)(b)   2,678       2,037        (930)
  Income tax expense                                                 300          175          85          25          25
                                                               ---------    ---------      ------     -------      ------
  Net income (loss)......................................        $(1,404)   $  (6,169)(b)  $2,593      $2,012       $(955)
                                                               =========    =========      ======     =======       =====
General Partner's interest in net income (loss)                                                            40         (19)
                                                                                                      -------    --------
Limited Partner's interest in net income (loss)                                                        $1,972     $  (936)
                                                                                                      =======    ========
  Net income (loss) per unit (c).........................                                  $ 0.11(e)   $ 0.37     $ (0.16)
  Cash distribution declared per unit....................                                  $ 1.17(e)   $ 2.20       $2.20
Weighted average number of limited partner units outstanding                                5,271       5,271       6,035

Balance Sheet Data (end of period):
  Current assets.........................................        $17,374      $14,266     $17,842     $14,165    $17,947
  Total assets...........................................        147,608      155,393     156,913     147,469    179,607
  Long-term debt.........................................         70,163        1,389      85,000      85,000    104,308
  Due to Petro...........................................          8,809       86,002           -           -          -
  Predecessor's equity/Partners' Capital.................         44,328       44,305      61,398      51,578     57,347

Summary Cash Flow Data:
  Net Cash provided by operating activities                        2,107          417       9,982      18,964      9,264
  Net Cash provided by (used in) investing activities             (5,979)       1,412      (6,954)     (4,905)   (13,276)
  Net Cash provided by (used in) financing activities              4,967       (2,927)     (2,649)    (14,276)     4,238

Other Data:
Earnings before interest, taxes, depreciation and
 amortization)
amortization and less net gain (loss) on sales of
  equipment (EBITDA)(d)                                          $21,946      $13,541(b)  $19,870     $19,703    $18,906
  Retail propane gallons sold............................        110,069       89,133      96,294      94,893     98,870
Ratio of earnings to fixed charges (g)                                 -            -        1.22x       1.27x         -

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

(d) EBITDA is defined as operating income plus depreciation and amortization, less net gain (loss) on sales of assets. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies.

(e) Represents net income per unit and cash distributions paid per unit for the period December 20, 1995 through September 30, 1996.

(f) During fiscal 1998, temperatures were 14.0% warmer than normal and 11.8% warmer than fiscal 1997 in the Partnership's marketing areas.

(g) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings (loss) from continuing operations before income taxes. plus fixed charges. Fixed charges consist of interest expense on all indebtedness and amortization of deferred issuance costs and the portion of operating lease rental expense that is representative of the interest factor. For the years ended September 30, 1994, 1995 and 1998 earnings were inadequate to cover fixed charges by $1.4 million, $6.2 million and $0.9 million, respectively.

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview


   In analyzing the historical financial results of the Partnership, the following matters should be considered.


   The financial results of a given year do not necessarily reflect the full impact of that year's acquisitions. Historically, most acquisitions have been made during the non-heating season because many sellers desire to retain winter profits but avoid summer losses. Therefore, the effect of acquisitions made after the heating season would not be fully reflected in the Partnership's sales volume and operating and financial results until the following fiscal year. In fiscal 1998, the Partnership completed six acquisitions after the heating season, which did not significantly impact fiscal 1998 results. The aggregate cost of these acquisitions was $11.0 million with estimated annual volumes of
4.8 million gallons. Since these acquisitions were completed after the heating season, the Partnership cannot fully determine the impact of customer losses on the useful life of the customer lists acquired. The Partnership intends to monitor customer losses from acquisitions in order to determine the appropriate useful life. The Partnership has assigned a useful life of 15 years to these acquired customer lists and this estimate may change.

   Gross margins vary according to customer mix. For example, sales to certain customer groups, such as residential or commercial, generally generate higher gross margins than sales to other customer groups, such as agricultural customers. Accordingly, a change in customer mix can affect gross margins without necessarily impacting total sales.

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

Cost of Sales


     Cost of sales declined 31.5%, or $22.7 million, to $49.5 million for fiscal 1998, as compared to $72.2 million for fiscal 1997. This decline was attributable to lower wholesale propane supply costs and the weather-related decrease in both retail and wholesale volumes. The decline in sales exceeded the decline in cost of sales by $0.7 million due to lower wholesale volume and a decline in wholesale margins.


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


Depreciation and Amortization


     Depreciation and amortization expense increased $1.3 million to $11.5 million for fiscal 1998, as compared to $10.2 million for fiscal 1997. This increase was due to the additional depreciation and amortization expenses associated with the fiscal 1998 acquisitions and capital expenditures made during fiscal 1998 and 1997.


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


Net Income (loss)


     Net income (loss) declined $3.0 million to a loss of $1.0 million for fiscal 1998, as compared to net income of $2.0 million for fiscal 1997. This change in net income was due to lower wholesale gross margin and to the increase in depreciation, amortization and interest expenses associated with Pearl Gas and six additional acquisitions.

Earnings before interest, taxes, depreciation and amortization and less net gain
(loss) on sales of equipment (EBITDA)


     Earnings before interest, taxes, depreciation and amortization less net gain (loss) on sales of equipment (EBITDA) declined $0.8 million or 4.0% to $18.9 million for fiscal 1998, as compared to $19.7 million for fiscal 1997. This small decline occurred in a period in which temperatures were 11.8% warmer than fiscal 1997 and 14.0% warmer than normal. The Partnership was able to mitigate the effects of the abnormally warm winter weather by the additional EBITDA provided from acquisitions, an increase in retail margins and a reduction in delivery, branch and administrative expenses. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies.


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


Cost of Sales


     Cost of sales increased $13.6 million, or 23.3%, to $72.2 million for fiscal 1997, as compared to $58.6 million for fiscal 1996. The increase was due to higher per gallon propane supply costs. The increase in sales exceeded the increase in cost of sales by approximately $1.9 million. The increase was due to higher per gallon margins across all market segments and was partially offset by the impact of slightly lower retail propane volume.


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

Depreciation and Amortization


     Depreciation and amortization expenses increased $0.6 million, or 5.8%, to $10.2 million for fiscal 1997, as compared to $9.7 million for fiscal 1996, due to the impact of two acquisitions completed since March 15, 1996, the amortization of certain deferred charges relating to the Partnership's First Mortgage Notes and depreciation expense associated with capital expenditures made during fiscal 1997 and 1996.


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


Net Income


     Net income decreased $0.6 million or 22.4%, to $2.0 million for fiscal 1997, as compared to $2.6 million for fiscal 1996. This decrease was attributable to the increase in operating expenses, $0.9 million of one-time costs associated with the exploration of strategic alternatives and $0.6 million of depreciation and amortization, which was partially offset by $1.9 million increase in sales in excess of cost of sales.


Earnings before interest, taxes, depreciation and amortization and less net gain
(loss) on sales of equipment (EBITDA)


     Earnings before interest, taxes, depreciation and amortization less net gain (loss) on sales of equipment (EBITDA) decreased $0.2 million, or 1.0%, to $19.7 million for fiscal 1997, as compared to $19.9 million for fiscal 1996. Excluding the one-time expenses associated with the strategic alternative, EBITDA increased $0.7 million, or 3.7%, to $20.6 million due to improved per gallon margins across all market segments and growth in the customer base provided by both internal marketing and acquisition efforts. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies.

Liquidity and Capital Resources


     In fiscal 1998, net cash generated by operating activities was $9.3 million, as compared to the $19.0 million generated in fiscal 1997. This decline of $9.7 million was attributable to a reduction in cash flows provided from operations of $1.8 million, $5.6 million relating to changes in inventory balances and $2.3 million relating to changes in short-term liability accounts. At the end of fiscal 1998, propane inventory was $8.8 million, $4.0 million higher than at the end of fiscal 1997. The Partnership decided to increase its propane inventory to approximately two months supply, to take advantage of lower wholesale supply costs. If wholesale supply costs continue to decline and accordingly, the Partnership does not realize its expected retail selling prices, the Partnership's gross profit margin would be negatively impacted.

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


Accounting Principles Not Yet Adopted


     The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures about segments of an enterprise and related information such as different types of business activities and economic environments in which a business operates. This statement is effective for fiscal years beginning after December 15, 1997. Accordingly, the Partnership will not be required to adopt SFAS No. 131 until fiscal 1999.

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

Statement Regarding Forward-Looking Disclosure

   This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act which represent the Partnership's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on the Partnership's financial performance, the price and supply of propane and the ability of the Partnership to obtain new accounts and retain existing accounts. All statements other than statements of historical facts included in this Report including, without limitation, the statements under "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere herein, are forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.



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


Name                                                       Age            Position with the General Partner
----                                                       ---            ---------------------------------

Irik P. Sevin(a) (b) (c).........................           51               Chairman of the Board of Directors
Joseph P. Cavanaugh..............................           61             President and Chief Executive Officer
David R. Eastin..................................           40             Vice President -- Operations
Richard F. Ambury................................           41             Vice President -- Finance
Paul Biddelman(c)................................           52             Director
Thomas J. Edelman................................           47             Director
Elizabeth K. Lanier(d)...........................           47             Director
William P. Nicoletti(d)..........................           53             Director
William G. Powers, Jr (b)........................           45             Director
Audrey L. Sevin..................................           72             Director and Secretary
Wolfgang Traber(a)...............................           54             Director

_____________________________
(a)  Member of the Compensation Committee
(b)  Member of the Management Committee
(c)  Member of the Distribution Committee
(d)  Member of the Audit Committee

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

Thomas J. Edelman has been a Director of Star Gas since October 1995. He also served in that capacity from December 1993 through June 1995. Mr. Edelman has been a Director of Petro since its organization in October 1979. Mr. Edelman has been Chairman of Patina Oil & Gas Corporation since its formation in May 1996. Mr. Edelman also serves as Chairman of Range Resources Corporation. He co-founded Snyder Oil Corporation and was its President and a Director from 1981 through February 1997. From 1975 to 1981, he was a Vice President of The First Boston Corporation. Mr. Edelman serves as a Director of Paradise Music & Entertainment, Inc. and as a Trustee of The Hotchkiss School.

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

   The Partnership Agreement provides that the General Partner shall determine the expenses that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Affiliates of the General Partner, including Petro, perform certain management and acquisition services for the General Partner on behalf of the Partnership and are reimbursed for all direct and indirect expenses incurred in connection therewith. Indirect expenses are allocated to the Partnership on a basis consistent with the type of expense incurred. For example, services performed by employees of the affiliates on behalf of the Partnership are reimbursed on the basis of hours worked and rent expense is reimbursed on the proportion of the square footage leased by the Partnership. The audit committee approved the allocation of expenses by Petro to the Partnership for fiscal 1998.

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


                           Summary Compensation Table

                                                                                                  Other
                                                                                                  Annual
          Name and Principal Position                       Year       Salary        Bonus      Compensation
          ---------------------------                       ----       ------        -----      ------------
Joseph P. Cavanaugh, President and Chief
 Executive Officer                                          1998      $181,262(1)        -          $14,076 (2)

William G. Powers, Jr, President and Chief
 Executive Officer                                          1998      $37,500(3)         -                -

Irik P. Sevin, Chairman                                     1998      $150,000           -                -

Richard F. Ambury, Vice President  Finance
                                                            1998      $150,000       $37,500        $26,032(2)
                                                            1997      $143,000       $35,750        $20,408(2)
                                                            1996      $ 99,667(4)    $25,000              -
David R. Eastin, Vice President  Operations
                                                            1998      $132,500       $33,125          4,777(5)
                                                            1997      $120,000       $30,000          3,214(5)
                                                            1996      $106,826       $26,707          9,292(6)

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



                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year End Option Values




                                        Number of Unexercised Options at
                                               September 30, 1998          Value of In the Money Options
Name                                    Exercisable(E)/Unexercisable(U)      at September 30, 1998(1)
----                                    --------------------------------   -----------------------------
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

                                                                              Units
                                   Name and Address of                     Beneficially           Percent of
Title of Class                      Beneficial Owner                          Owned                 Class
--------------                      ----------------                          -----                 -----
Common Units                     Richard F. Ambury(1)                           625                   --

Common Units                     Wolfgang Traber(1) (2)                      10,400(2)               0.3%

Common Units                     Star Gas Corporation(1)                     60,727                  1.6%

Subordinated Units               Star Gas Corporation(1)                  2,396,078                100.0%

All officers and directors
 as a group (2 persons)          Star Gas Corporation(1)                     11,025                  0.3%

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



                                               Number of Shares(1)             Percent of Total        Percentage of Total
                                         ----------------------------    --------------------------    -------------------
Name                                         Class A       Class C         Class A       Class C         Voting Power(2)
---------------------------------------  -------------   ------------    -----------   ------------    -------------------
Audrey L. Sevin (3)..................       1,876,863       477,716         7.83%          18.39%             13.32%
Irik P. Sevin (3)....................         740,438(4)    201,641         3.09%           7.76%              5.52%
Wolfgang Traber (4)..................       1,777,279(5)    606,472(6)      7.42%          23.35%             15.70%
Thomas J. Edelman (3)................         653,312(7)    129,019         2.73%           4.97%              3.89%
Paul Biddelman  (4)..................       1,779,665(5)    597,434(6)      7.43%          23.00%             15.53%
Joesph P. Cavanaugh(3)...............             860             -            -               -                  -
Richard F. Ambury (3)................             345             -            -               -                  -
David R. Eastin (3)..................               -             -            -               -                  -
Elizabeth K. Lanier (8)..............               -             -            -               -                  -
William P. Nicoletti (9).............               -             -            -               -                  -
All officers and directors as a
   group (11 persons)................       5,051,483     1,414,848        21.08%          54.47%             38.45%

(1) For purposes of this table, a person or group is deemed to have "beneficial ownership" of any shares, which such person has the right to acquire within 60 days after November 23, 1998. For purposes of calculating the percentage of outstanding shares held by each person named above, any shares which such person has the right to acquire within 60 days after November 23, 1998 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.
(2) Total voting power means the total voting power of all shares of Class A Common Stock and Class C Common Stock. This column reflects the percentage of total voting power represented by all shares of Class A Common Stock and Class C Common Stock held by the named persons.
(3) The address of such person is c/o the Partnership at 2187 Atlantic Street, Stamford, CT 06902.
(4) The address of such person is 450 Park Avenue, New York, NY 10022.
(5) Includes 1,777,279 shares held by Hanseatic Americas LDC, a Bahamian limited duration company in which the sole managing member is Hansabel Partners, LLC, a Delaware limited liability company in which the sole managing member is Hanseatic Corporation, a New York corporation ("Hanseatic"). Messrs. Traber and Biddelman are executive officers of Hanseatic and Mr. Traber holds in excess of a majority of the shares of capital stock of Hanseatic.
(6) Includes 298,717 shares owned by each of Hanseatic and Tortosa Vermogensverwaltungsgesellschaft gmbh ("Tortosa"), a German corporation owned and controlled by Hubertus Langen, and as to which Hanseatic and Tortosa each hold shared voting power.
(7) Includes 76,000 shares of Class A Common Stock owned by Mr. Edelman's wife and minor children.
(8) The address of such person is Bldg., 37-6, 1 River Rd., Schenectady, NY
    12345
(9) The address of such person is One Evertrust Plaza, Jersey City, NJ  07302


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

     (b)      Reports on Form 8-K.
              The Partnership did not file a Form 8-K during the quarter ended September 30, 1998.

                               INDEX TO EXHIBITS

Exhibit
Number    Description
------    -----------

3.1       Form of Agreement of Limited Partnership of Star Gas Partners, L.P.(2)
3.2       Form of Agreement of Limited Partnership of Star Gas Propane, L.P.(2)
5.1       Opinion of Phillips Nizer Benjamin Krim & Ballon LLP as to the legality of the securities being registered (7)
8.1       Opinion of Phillips Nizer Benjamin Krim & Ballon LLP relating to tax matters (7)
10.1      Form of Credit Agreement among Star Gas Propane, L.P. and certain banks(3)
10.2      Form of Conveyance and Contribution Agreement among Star Gas
          Corporation, the Partnership and the Operating Partnership.(3)
10.3      Form of First Mortgage Note Agreement among certain insurance companies,
          Star Gas Corporation and Star Gas Propane L.P.(3)
10.4      Intercompany Debt(3)
10.5      Form of Non-competition Agreement between Petro and the Partnership(3)
10.6      Form of Star Gas Corporation 1995 Unit Option Plan(3)
10.7      Amoco Supply Contract(3)
10.8      Stock Purchase Agreement dated October 20, 1997 with respect to the
          Pearl Gas Acquisition(4)
10.9      Conveyance and Contribution Agreement with respect to the Pearl Gas
          Acquisition(4)
10.10     Second Amendment dated as of October 21, 1997 to the Credit Agreement dated as of December 13, 1995 among the Operating Partnership, Bank
          Boston, N.A. and NationsBank, N.A.(4)
10.11     Note Agreement, dated as of January 22, 1998, by and between Star Gas and The Northwestern Mutual Life Insurance Company(6)
10.12     Third Amendment dated April 15, 1998 to the Bank Credit Agreement (8)
10.13     Fourth Amendment dated November 3, 1998 to the Bank Credit Agreement (1)
10.14     Agreement and Plan of Merger by and among Petroleum Heat and Power Co.,
          Inc., Star Gas Partners, L.P., Petro/Mergeco, Inc., and Star Gas Propane, L.P.(9)
10.15     Exchange Agreement (9)
21        Subsidiaries of the Registrant(5)
23.1      Consent of KPMG Peat Marwick LLP(1)
23.2      Consent of Phillips Nizer Benjamin Krim & Ballon LLP (included in
          Exhibit 5.1)(7)
24.1      Powers of Attorney (7)
27.0      Financial Data Schedule (1)

---------------
(1)  Filed herewith.
(2) Incorporated by reference to Appendix A to the Prospectus filed as part of Registrant's Registration Statement on Form S-1 File No. 33-90496.
(3) Incorporated by reference to the same Exhibit to Registrant's Registration Statement on Form S-1, File No. 33-98490, filed with the Commission on December 13, 1995.
(4) Incorporated by reference to the same Exhibit to Registrant's Periodic Report on Form 8-K, as amended, as filed with the Commission on October 23 and 29, 1997.
(5) Incorporated by reference to the same Exhibit to Registrant's Registration Statement on Form S-1, File No. 333-40855, filed with the Commission on December 11, 1997
(6) Incorporated by reference to the same Exhibit to Registrant's Registration Statement on Form S-3, File No. 333-47295, filed with the Commission March 4, 1998.
(7) Incorporated by reference to the same Exhibit to Registrant's Statement on Form S-4, File No. 333-49751, filed with the Commission on April 9, 1998
(8) Incorporated by reference to the same Exhibit to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 7, 1998
(9) Incorporated by reference to the Appendix to Registrant's Registration Statement on form S-1 File No. 333-66005, filed with the Commission on October 22, 1998

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                         Star Gas Partners, L.P.
                                    By:  Star Gas Corporation (General Partner)


                                         Joseph P. Cavanaugh
                                         ------------------------------
                                    By:  /s/Joseph P. Cavanaugh
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature                        Title                                               Date
---------                        -----                                               ----

/s/Joseph P. Cavanaugh           President                                           February 9, 1999
----------------------
 Joseph P. Cavanaugh             Star Gas Corporation
                                 (Principal Executive Officer)


/s/Richard F. Ambury             Vice President - Finance                            February 9, 1999
--------------------
 Richard F. Ambury               Star Gas Corporation
                                 (Principal Financial and Accounting Officer)


/s/Irik P. Sevin                 Director                                            February 9, 1999
---------------------------
Irik P. Sevin                    Star Gas Corporation


                                 Director                                            February 9, 1999
---------------------------
 Audrey L. Sevin                 Star Gas Corporation


/s/William P. Nicoletti          Director                                            February 9, 1999
---------------------------
 William P. Nicoletti            Star Gas Corporation


/s/Elizabeth K. Lanier           Director                                            February 9, 1999
---------------------------
 Elizabeth K. Lanier             Star Gas Corporation


/s/Paul Biddelman                Director                                            February 9, 1999
---------------------------
 Paul Biddelman                  Star Gas Corporation


/s/ Thomas J. Edelman            Director                                            February 9, 1999
---------------------------
 Thomas J. Edelman               Star Gas Corporation


/s/Wolfgang Traber               Director                                            February 9, 1999
---------------------------
 Wolfgang Traber                 Star Gas Corporation


/s/William G. Powers, Jr...      Director                                            February 9, 1999
---------------------------
 William G. Powers, Jr.          Star Gas Corporation

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE



                                                                                            PAGE
                                                                                            ----
Part II   Financial Information:

          Item 8 - Financial Statements

          Star Gas Partners, L.P. and Subsidiary and the Predecessor Company
          ------------------------------------------------------------------

            Independent Auditors' Report.................................................... F-2

            Consolidated Balance Sheets as of September 30, 1997 and 1998................... F-3

            Consolidated Statements of Operations from October 1, 1995 through
            December 20, 1995 (Predecessor), December 20, 1995 through September
            30, 1996 and the years ended September 30, 1997 and 1998........................ F-4

            Consolidated Statement of Predecessor Equity for the period October
            1, 1995 through December 20, 1995 and the consolidated Statement of
            Partners' Capital for the period December 20, 1995 through September
            30, 1996 and the years ended September 30, 1997 and 1998........................ F-5

            Consolidated Statements of Cash Flows from October 1, 1995 through
            December 20, 1995 (Predecessor), December 20, 1995 through September
            30, 1996 and the years ended September 30, 1997 and 1998........................ F-6

            Notes to Consolidated Financial Statements...................................... F-7 - F-21

            Schedules for the years ended September 30, 1996, 1997 and 1998

                  II.  Valuation and Qualifying Accounts.................................... F-22

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

          Stamford, Connecticut                       KPMG Peat Marwick LLP
          November 13, 1998

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                      September 30,            September 30,
                                                          1997                     1998
                                                      -------------            ------------
Assets
Current assets:
  Cash and cash equivalents                             $    889                $  1,115
  Receivables, net of allowance of $273
   and $252, respectively                                  5,720                   5,279
  Inventories                                              6,597                  10,608
  Prepaid expenses and other current assets                  959                     945
                                                        --------                --------
      Total current assets                                14,165                  17,947
                                                        --------                --------
Property and equipment, net                               95,282                 110,262
Intangibles and other assets, net                         38,022                  51,398
                                                        --------                --------
      Total assets                                      $147,469                $179,607
                                                        ========                ========
Liabilities and Partners' Capital
Current Liabilities:
  Accounts payable                                      $  3,178                $  3,097
  Bank credit facility borrowings                             --                   4,770
  Current maturities of long-term debt                        --                     692
  Accrued expenses                                         3,004                   2,830
  Accrued interest                                           321                     485
  Customer credit balances                                 4,343                   6,038
                                                        --------                --------
      Total current liabilities                           10,846                  17,912
                                                        --------                --------
Long-term debt                                            85,000                 104,308
Other long-term liabilities                                   45                      40
Partners' Capital:
  Common unitholders                                      47,573                  58,686
  Subordinated unitholder                                  4,034                  (1,446)
  General partner                                            (29)                    107
                                                        --------                --------
      Total Partners' Capital                             51,578                  57,347
                                                        --------                --------
      Total Liabilities and Partners' Capital           $147,469                $179,607
                                                        ========                ========

         See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per unit amounts)






                                           October 1,                        October 1,
                                              1995        December 20,          1995
                                             Through          1995            through
                                          December 20,      through        September 30,     Year Ended       Year Ended
                                              1995         September 30,        1996        September 30,    September 30,
                                          (Predecessor)       1996           (Combined)          1997             1998
                                          -------------   --------------   -------------    --------------   --------------

Sales:                                       $28,159         $91,475           $119,634        $135,159         $111,685

Costs and expenses:
  Cost of sales                               12,808          45,749             58,557          72,211           49,498
  Delivery and branch expenses                 7,729          27,021             34,750          36,427           37,216
  Depreciation and amortization                2,177           7,503              9,680          10,242           11,462
  General and administrative                   1,349           5,108              6,457           6,818            6,065
  Net (loss) on sales of assets                 (113)           (147)              (260)           (295)            (271)
                                             -------         -------            -------        --------         --------
  Operating income                             3,983           5,947              9,930           9,166            7,173

Interest expense, net                          1,922           5,202              7,124           6,966            7,927

Amortization of debt issuance costs               --             128                128             163              176
                                             -------         -------            -------        --------         --------
  Income (loss) before income taxes            2,061             617              2,678           2,037             (930)

  Income tax expense                              60              25                 85              25               25
                                             -------         -------            -------        --------         --------
Net income (loss)                            $ 2,001         $   592            $ 2,593        $  2,012         $   (955)
                                             =======         =======            =======        ========         ========
General Partner's interest in net
   income (loss)                                             $    12                           $     40         $    (19)
                                                             -------                           --------         --------
Limited Partners' interest in net
   income (loss)                                             $   580                           $  1,972         $   (936)
                                                             =======                           ========         ========
Basic and diluted, net income (loss)
 per Limited Partner unit                                    $  0.11                           $   0.37         $  (0.16)
                                                             =======                           ========         ========
Weighted average number of  Limited
  Partner units outstanding                                    5,271                              5,271            6,035
                                                             =======                           ========        =========


         See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY


       CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL AND PREDECESSOR EQUITY
                    (in thousands, except per unit amounts)


                              PREDECESSOR'S EQUITY
              The period October 1, 1995 through December 20, 1995

                                              8%                                                                       Total
                                          Cumulative           12.5%           Capital in                           Predecessor's
                                          Preferred          Preferred          Excess of                              Equity
                                            Stock              Stock            ParValue           Deficit          (Deficiency)
                                        -------------     ---------------     -------------    ---------------    ----------------
Balance as of September 30, 1995              $189             $319             $51,703           $(7,906)             $44,305
  Dividends                                                                                       (21,309)             (21,309)
  Additional capital contribution                                                 4,184                                  4,184
  Net income                                                                                        2,001                2,001
                                              ----             ----             -------          --------              -------
Balance as of December 20, 1995               $189             $319             $55,887          $(27,214)             $29,181
                                              ====             ====             =======          ========              =======

                               PARTNERS' CAPITAL
       For the period ended December 20, 1995 through September 30, 1996 and the years ended September 30, 1997 and September 30, 1998


                                          Number of Units                                                                 Total
                                     ------------------------                                             General        Partners'
                                     Common         Subordinated         Common      Subordinated         Partner         Capital
                                 -------------    ---------------    -------------  ---------------    -------------    ------------
Balance as of December 20, 1995             -                 -          $     -         $     -            $   -         $      -

  Contribution of assets, net               -             2,396                -          10,956              225           11,181
  Issuance of Common Units, net         2,875                 -           55,875               -               56           55,931
  Net Income                                -                 -              317             263               12              592
  Distributions ($1.17 per unit)            -                 -           (3,371)         (2,809)            (126)          (6,306)

                                        -----             -----           ------           -----              ---           ------
Balance as of September 30, 1996
                                        2,875             2,396           52,821           8,410              167           61,398
                                        -----             -----           ------           -----              ---           ------

  Net Income                                -                 -            1,077             895               40            2,012
                                            -                 -           (6,325)         (5,271)            (236)         (11,832)
                                        -----             -----           ------           -----              ---           ------
Balance as of September 30, 1997        2,875             2,396           47,573           4,034              (29)          51,578
                                        -----             -----           ------           -----              ---           ------
  Contribution of assets, net             148                  -           3,399               -               68            3,467
  Issuance of Common Units, net           809                  -          15,745               -              344           16,089
  Issuance of Common Units in
   connection with an acquisition          27                  -             600                               12              612
  Net loss                                  -                  -            (728)           (208)             (19)            (955)
  Distributions ($2.20 per unit)            -                  -          (7,903)         (5,272)            (269)         (13,444)
                                        -----              -----           ------           -----              ---           ------
Balance as of September 30, 1998        3,859              2,396         $58,686         $(1,446)           $ 107         $ 57,347
                                        =====              =====         =======         =======            =====          =======

See accompanying notes to consolidated financial statements.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   October 1, 1995                                October 1, 1995
                                                                       through            December 20, 1995           through
                                                                  December 20, 1995            Through           September 30, 1996
                                                                    (Predecessor)         September 30, 1996         (Combined)
                                                                  -----------------------------------------------------------------
Cash Flows from Operating activities:
Net income (loss)                                                         $2,001                   $592                    $2,593

Adjustments to reconcile net income (loss) to net cash provided by
  Operating activities:
Depreciation and amortization                                              2,177                  7,503                     9,680
Provision for losses on accounts receivable                                  101                    321                       422
Net loss on sales of assets                                                  113                    147                       260
Amortization of debt issuance costs                                            -                    128                       128
Changes in operating assets and liabilities:
  Decrease (increase) in receivables                                      (2,779)                 1,766                    (1,013)
  Decrease (increase) in inventories                                       1,430                 (3,770)                   (2,340)
  Decrease (increase) in prepaid and other assets                           (455)                   754                       299
  Increase (decrease) in other current liabilities                        (1,703)                 1,757                        54
  Increase (decrease) in other long-term liabilities                         (12)                   (89)                     (101)
                                                                      ----------              ---------                 ---------
  Net cash provided by operating activities                                  873                  9,109                     9,982
                                                                      ----------              ---------                 ---------

Cash Flows from Investing activities:
Capital expenditures                                                      (1,617)                (3,715)                   (5,332)
Business acquisitions                                                          -                 (2,440)                   (2,440)
Proceeds from sales of fixed assets                                          566                    252                       818
Cash acquired in conveyance                                                    -                      -                         -
                                                                      ----------              ---------                 ---------
  Net cash provided by (used in) investing activities                     (1,051)                (5,903)                   (6,954)
                                                                      ----------              ---------                 ---------

Cash Flows from Financing activities:
Credit facility borrowings                                                     -                  5,850                     5,850
Credit facility repayments                                                     -                 (3,500)                   (3,500)
Acquisition facility borrowings                                                -                      -                         -
Acquisition facility repayments                                                -                      -                         -
Repayments of debt                                                             -                      -                         -
Repayments of debt to Petro                                              (35,783)               (53,780)                  (89,563)
Repayments of preferred stock to Petro                                    (8,625)                     -                    (8,625)
Cash dividends paid to Petro                                             (21,309)                     -                   (21,309)
Distributions                                                                  -                 (6,306)                   (6,306)
Loan to Petro                                                            (12,000)                     -                   (12,000)
Proceeds from issuance of First Mortgage Notes                            85,000                      -                    85,000
Proceeds from issuance of Common Units, net                                    -                 55,931                    55,931
Debt placement and credit agreement expenses                              (1,313)                  (814)                   (2,127)
Cash retained by general partner                                          (6,000)                     -                    (6,000)
                                                                      ----------              ---------                 ---------
  Net cash provided by (used in) financing activities                        (30)                (2,619)                   (2,649)
                                                                      ----------              ---------                 ---------
  Net increase (decrease) in cash                                           (208)                   587                       379
Cash at beginning of period                                                  727                    519                       727
                                                                      ----------              ---------                 ---------
Cash at end of period                                                      $519                  $1,106                    $1,106
                                                                      ==========              =========                 =========

                                                                                 Year Ended                    Year Ended
                                                                             September 30, 1997             September 30, 1998
                                                                           ---------------------           --------------------
Cash Flows from Operating activities:
Net income (loss)                                                                  $  2,012                     $  (955)
Adjustments to reconcile net income (loss) to net cash provided by
   Operating activities:
Depreciation and amortization                                                        10,242                      11,462
Provision for losses on accounts receivable                                             312                         239
Net loss on sales of assets                                                             295                         271
Amortization of debt issuance costs                                                     163                         176
Changes in operating assets and liabilities:
  Decrease (increase) in receivables                                                  1,193                         342
  Decrease (increase) in inventories                                                  1,897                      (3,705)
  Decrease (increase) in prepaid and other assets                                       114                         198
  Increase (decrease) in other current liabilities                                    2,900                       1,241
  Increase (decrease) in other long-term liabilities                                   (174)                         (5)
                                                                                 ----------                   ---------
  Net cash provided by operating activities                                          18,964                       9,264
                                                                                 ----------                   ---------

Cash Flows from Investing activities:
Capital expenditures                                                                 (5,279)                     (5,015)
Business acquisitions                                                                     -                     (10,401)
Proceeds from sales of fixed assets                                                     374                         315
Cash acquired in conveyance                                                               -                       1,825
                                                                                  ---------                   ---------
  Net cash provided by (used in) investing activities                                (4,905)                    (13,276)
                                                                                  ---------                   ---------

Cash Flows from Financing activities:
Credit facility borrowings                                                            5,000                      20,300
Credit facility repayments                                                           (7,350)                    (15,530)
Acquisition facility borrowings                                                       3,350                      30,000
Acquisition facility repayments                                                      (3,350)                    (21,000)
Repayments of debt                                                                        -                     (23,000)
Repayments of debt to Petro                                                               -                           -
Repayments of preferred stock to Petro                                                    -                           -
Cash dividends paid to Petro                                                              -                           -
Distributions                                                                       (11,832)                    (13,444)
Loan to Petro                                                                             -                           -
Proceeds from issuance of First Mortgage Notes                                            -                      11,000
Proceeds from issuance of Common Units, net                                               -                      16,089
Debt placement and credit agreement expenses                                            (94)                       (177)
Cash retained by general partner                                                          -                           -
                                                                                  ---------                   ---------
  Net cash provided by (used in) financing activities                               (14,276)                      4,238
                                                                                  ---------                   ---------
  Net increase (decrease) in cash                                                      (217)                        226
Cash at beginning of period                                                           1,106                         889
                                                                                  ---------                   ---------
Cash at end of period                                                              $    889                    $  1,115
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

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per unit data)


1)  Partnership Organization and Formation


          Star Gas Partners, L.P. ("Star Gas Partners" or the "Partnership") was formed on October 16, 1995, as a Delaware limited partnership. Star Gas Partners and its subsidiary, Star Gas Propane, L.P., a Delaware limited partnership (the "Operating Partnership" or the "OLP") were formed to acquire, own and operate substantially all of the propane operations and assets and liabilities of Star Gas Corporation ("Star Gas"), a Delaware corporation (and the general partner of Star Gas Partners and the Operating Partnership) and the propane operations and assets and liabilities of Star Gas' parent corporation, Petroleum Heat and Power Co., Inc., a Minnesota corporation ("Petro") (collectively hereinafter referred to as the "Predecessor Company"). The Operating Partnership is, and the Predecessor Company was, engaged in the marketing and distribution of propane gas and related appliances to retail and wholesale customers in the United States located principally in the Midwest and Northeast. On December 20, 1995,
     (i) Petro conveyed all of its propane assets and related liabilities to Star Gas and (ii) Star Gas and its subsidiaries conveyed substantially all of their assets (other than $83.7 million in cash from the proceeds of the First Mortgage Notes and certain non-operating assets) to the Operating Partnership (the "Star Gas Conveyance") in exchange for general and limited partner interests in the Operating Partnership and the assumption by the Operating Partnership of substantially all of the liabilities of Star Gas and its subsidiaries (excluding certain income tax liabilities and certain other long-term obligations of Star Gas that were assumed by Petro), including the First Mortgage Notes and approximately $53.8 million in outstanding Star Gas debt due to Petro. The net book value of the Predecessor's equity was $29.2 million on December 20, 1995. The partners capital on December 20, 1995 after the contribution of assets from the Predecessor but before the issuance of Common Units was $11.2 million. The difference of $18.0 million relates to $6.0 million in cash and a $12.0 million note receivable from Petro, which the Predecessor did not convey to the Operating Partnership. Immediately after the Star Gas Conveyance, Star Gas and its subsidiaries conveyed their limited partner interests in the Operating Partnership to Star Gas Partners in exchange for an aggregate of
     2.4 million Subordinated Units of limited partner interests in Star Gas Partners.

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

          The General Partner holds a 1.0% general partner interest in Star Gas Partners and a 1.0101% general partner interest in the Operating Partnership. Star Gas Partners and the Operating Partnership have no employees, except for certain employees of its corporate subsidiary Stellar Propane Service Corporation. The General Partner conducts, directs and manages all activities of Star Gas Partners and the Operating Partnership and is reimbursed on a monthly basis for all direct and indirect expenses it incurs on their behalf including the cost of employee wages.
     Partners' capital consists of 3,859,000 Common Units representing a 60.4% limited partner interest, 2,396,000 Subordinated Units representing a 37.6% limited partner interest, and a 2% General Partner interest.

          The Agreement of Limited Partnership for Star Gas Partners, L.P. contains specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts as well as provisions as to the rights and preferences of the various classes of units. Common Units are publicly registered and publicly tradable and have voting rights as well as preferential distribution and liquidation rights over the Subordinated Units and General Partner Interests. The Subordinated Units and General Partner Interests are currently not registered or publicly tradable, nor do they have voting rights and they are subordinated to the Common Units in distribution and liquidation rights. Subsequent to the Proposed Acquisition of Petro (see note 2), Senior Subordinated Units are expected to be registered and publicly tradable and have preferential distribution and liquidation rights to the Junior Subordinated Units.

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

2)   Proposed Acquisition of Petroleum Heat and Power Co., Inc.


          On October 23, 1998, the Partnership and Petro jointly announced that they have signed a definitive merger agreement pursuant to which Petro would be acquired by the Partnership and would become a wholly-owned subsidiary of the Partnership ("the Star Gas/Petro transaction"). It is anticipated that this acquisition will be accounted for using the purchase method of accounting. It was originally contemplated that this transaction would be effected through the sale of $120 million of publicly traded high yield debt and $140 million in additional Common units. It is currently contemplated that this transaction will be effected through the private placement of $90 million of investment grade debt and the sale of $170 million in Common Units. In conjunction with this change, it is also contemplated that the exchange ratio used to calculate the number of Subordinated Units to be received by Petro shareholders will be modified from .13064 to .11758. This transaction would be effected through Petro shareholders exchanging their 26,452,270 shares of Petro Common Stock for 3,244,977 limited partnership units and General Partnership units of the Partnership which will be subordinated to the existing Common Units of the Partnership.

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

2)   Proposed Acquisition of Petroleum Heat and Power Co., Inc. (continued)


          Of the 3,244,977 subordinated Partnership units anticipated to be distributed to Petro shareholders, 2,491,500 will be Senior Subordinated Units and 753,477 will be Junior Subordinated Units and General Partnership Units. The Senior Subordinated Units will be publicly registered and tradable (they are expected to be listed on the New York Stock Exchange) and will be subordinated in distributions to the Partnership's Common Units. The Junior Subordinated Units and General Partnership Units will not be registered nor publicly tradable and will be subordinated to both the Common Units and the Senior Subordinated Units. The Senior Subordinated Units will be exchanged with holders of Petro's publicly traded Class A Common Stock and the Junior Subordinated Units and General Partnership Units will be exchanged with individuals that currently own Petro's Class C common stock and Class A common stock. Certain holders of Petro's Class C Common Stock will also exchange their shares for Senior Subordinated
     Units.

          It is currently contemplated that 21,189,827 shares of Petro Common Stock will be exchanged for 2,491,500 Senior Subordinated Units of the Partnership. 5,262,443 shares of Petro Common Stock, held by certain individuals who currently own Petro Class C Common Stock, including Irik P. Sevin, Chairman of both Petro and of the General Partner of the Partnership and other members of a group that currently controls Petro, will be exchanged for 430,395 Junior Subordinated Units and 323,082 General Partnership Units which are economically equivalent to Junior Subordinated Units. The total value of the Senior Subordinated and Junior Subordinated units issued for Petro Common Stock is $50.9 million. In addition, transaction expenses are estimated to be $7.0 million.

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

          In connection with the Star Gas/Petro transaction, the Partnership intends to raise approximately $170 million through a public offering of Common Units and $90 million through a public or private offering of debt securities. The net proceeds from these offerings will be used primarily to redeem approximately $240 million in Petro public and private debt and preferred stock. Any such offering will be made only by means of a prospectus or in transactions not requiring registration under securities laws.

2)   Proposed Acquisition of Petroleum Heat and Power Co., Inc., (continued)


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

          Petro currently has a 40.5% equity interest in the Partnership. Prior to the transaction, Petro owns 2,396,078 Subordinated Units and a 2.0% interest in the Partnership or the equivalent of 127,655 units. As part of the Transaction, the Subordinated Units and General Partner Interests will be contributed to the Partnership by Petro in exchange for 42,046 Common Units and 1,718,795 Senior Subordinated Units. The Common Units will be exchanged by Petro with the holders of Petro Junior Convertible Preferred Stock and the Senior Subordinated Units ultimately will be exchanged with certain of the holders of Petro's Common Stock. After completion of the Star Gas/Petro transaction, the Petro shareholders will own approximately 20% of the Partnership's equity through Subordinated Units and General Partnership Units. The holders of the Partnership's Common Units (including an estimated 6.8 million Common Units that will be sold in the Partnership's $140 million public offering) will own an approximate aggregate 80% equity interest in the Partnership following the completion of the transaction. The General Partner of the Partnership will be a newly organized Delaware limited liability company that will be owned by Irik Sevin, Audrey Sevin and two entities affiliated with Wolfgang Traber, all of whom are directors of Star Gas Corporation.

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

     Inventories
          Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. At the dates indicated the components of inventory were as follows:


                                                         September 30,
                                                 ---------------------------
                                                     1997            1998
                                                     ----            ----
Propane gas.................................      $ 4,805          $ 8,807
Appliances and equipment....................        1,792            1,801
                                                  -------          -------
                                                  $ 6,597          $10,608
                                                  =======          =======


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

     Intangible Assets

          The excess of cost over the fair value of net assets resulting from the acquisition of the Predecessor Company by Petro in December 1994 is being amortized using the straight-line method over 25 years. Included in other intangible assets are covenants not to compete and customer lists, which are recorded at cost. Covenants not to compete are being amortized over the respective lives of the covenant, which are five years. Customer lists are being amortized over 15 years and is based on the Partnership's historical retention experience of its customers base. Also included as intangible assets are the costs associated with the issuance of the Partnership's First Mortgage Notes which are being amortized under the interest method over the life of the notes.

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

6)   Acquisitions  Pro Forma

          During fiscal 1996, the Partnership acquired two propane dealers with an aggregate cost of $2.4 million.

          During fiscal 1997, no acquisitions were completed.

          During fiscal 1998, the Partnership acquired seven unaffiliated retail propane dealers with an aggregate cost of $35.6 million. The acquisitions were accounted for under the purchase method of accounting. Since these acquisitions were completed after the heating season, the Partnership cannot fully determine the impact of customer losses on the useful life of the customer lists acquired. The partnership intends to monitor customer losses from acquisitions in order to determine the appropriate useful life. The Partnership has assigned a useful life of 15 years to these acquired customer lists and this estimate may change. The following table indicates the allocation of the aggregate purchase prices paid for these acquisitions and the respective periods of amortization assigned.

                                                                       Useful Lives
Land                                       $   492                         -
Buildings                                    1,381                       30 years
Furniture and equipment                        153                       10 years
Fleet                                        1,613                   5 - 30 years
Tanks and equipment                         14,829                   5 - 30 years
Customer lists                               5,231                       15 years
Restrictive covenants                          300                        5 years
Goodwill                                    11,503                       25 years
Deferred charges                                56                        6 years
                                           -------
                                           $35,558
Total                                      =======


          The most significant transaction was the acquisition of the Pearl Gas Co., "Pearl". In October 1997, pursuant to a purchase agreement, the General Partner purchased 240 shares of Common Stock ($100 par value) of Pearl, representing all of its issued and outstanding capital stock. The purchase price was $23.0 million and included working capital of $1.9 million and $0.4 of transaction expenses. Funding for this purchase was provided by a $23.0 million bank acquisition facility.

          The General Partner then contributed to the Partnership all of the assets it obtained in the stock purchase of Pearl Gas in exchange for a 2.7% interest in the Partnership and the assumption of all liabilities associated with the Pearl stock including the $23.0 million of bank debt. Subsequent to the acquisition, Pearl was merged into the General Partner as part of a tax-free liquidation. The General Partner purchased the outstanding shares of Common Stock of Pearl and subsequently conveyed the assets obtained in connection with this purchase, primarily to accommodate the prior owners desire to sell stock as opposed to assets and to complete the transaction using the most tax advantaged method possible.

          The aggregate value of the interests transferred to Star Gas from the Partnership was $3.5 million representing a .00027 General Partner interest and 147,727 Common Units in the Partnership. This amount was intended to compensate Star Gas for additional significant income tax liabilities which would be reflected in the consolidated federal income tax return of the General Partner's parent corporation, Petro and was based upon an average of the of the Partnership's Common Units.

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

          The following unaudited pro forma information presents the results of operations of the Partnership as if the acquisitions had taken place on October 1, 1996.


                                                             Years Ended September 30,
                                                       -----------------------------------
                                                              1997                1998
                                                              ----                ----

     Sales                                                  $155,111             $116,071
                                                            ========             ========

     Net income (loss)                                        $4,375               $ (606)
                                                             =======               ======

     General Partner's interest in net income (loss)          $   88               $  (12)
                                                              ======               ======

     Limited Partners' interest in net income (loss)          $4,287               $ (594)
                                                              ======               ======

     Net income (loss) per limited partner unit               $ 0.69               $(0.10)
                                                              ======               ======

7)   Property, Plant and Equipment

     The components of property, plant and equipment and their estimated useful lives were as follows at the indicated dates:

                                             Years Ended September 30,
                                       ----------------------------------
                                            1997                1998               Useful Lives
                                            ----                ----               ------------
    Land                                     $4,060           $4,635                    -
    Buildings                                 8,871           10,313                30 years
    Fleet                                    14,464           16,918            5 - 30 years
    Tanks and equipment                      84,766          102,493            5 - 30 years
    Furniture and fixtures                    2,504            2,833                10 years
                                            --------        --------
       Total                                114,665          137,192
Less accumulated depreciation               (19,383)         (26,930)
                                           --------         --------
       Total                                $95,282         $110,262
                                           ========         ========

8)   Intangibles and Other Assets

          The components of intangibles and other assets were as follows at the indicated dates:



                                                  Years Ended September 30,
                                             ---------------------------------
                                                   1997             1998               Useful Lives
                                                  -----             ----               ------------
Goodwill                                        $14,186          $25,690                 25 years
Covenants not to compete                          2,040            2,341                  5 years
Customer lists                                   28,797           34,028                 15 years
Deferred charges and other assets                 2,822            2,907             6 - 14 years
                                                 ------          -------
  Total                                          47,845           64,966
Less accumulated amortization                    (9,823)         (13,568)
  Total                                         $38,022          $51,398
                                                =======          =======




9)  Long-Term Debt and Working Capital Borrowings

    Long-term debt consists of the following:

                                            Years Ended September 30,
                                       ---------------------------------
                                              1997          1998
                                              ----          ----
8.04% First Mortgage Notes                 $85,000        $ 85,000
7.17% First Mortgage Notes                     -            11,000
Acquisition Facility borrowings                -             9,000
                                            ------         -------
  Total                                     85,000         105,000
Less current maturities                        -              (692)
                                           -------        --------
  Total                                    $85,000        $104,308
                                           =======        ========

          In December 1995, the General Partner issued $85.0 million of first mortgage notes (the "First Mortgage Notes") with an annual interest rate of 8.04%. These notes were assumed as part of the Star Gas Conveyance by the Operating Partnership. In January 1998, the Operating Partnership issued an additional $11.0 of First Mortgage Notes with an annual interest rate of 7.17%. The Operating Partnership's obligations under the First Mortgage Note Agreements are secured, on an equal basis with the Operating Partnership's obligations under the Bank Credit Facilities, by a mortgage on substantially all of the real property and liens on substantially all of the operating facilities, equipment and other assets of the Operating Partnership. The First Mortgage Notes will mature September 15, 2010, and will require semiannual prepayments, without premium on the principal thereof, beginning on March 15, 2001. Interest on the Notes is payable semiannually on March 15 and September 15. For the year ended September 30, 1998, the Partnership incurred interest expense in the amount of $7.4 million on the First Mortgage Notes.

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

          As prescribed by SFAS No. 123, compensation expense is recognized by the Partnership for the unit option plan awards to executives who are not employees of the Partnership. The amount recorded is calculated by comparing the fair value of the options granted on the grant date based on the Black-Scholes model to the market price of the Partnership's units on that date and amortizing such difference over the vesting period. The amounts recorded in fiscal years 1996, 1997 and 1998 were not significant.

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

13)  Supplemental Disclosures of Cash Flow Information


                                                               Years Ended September 30,
                                                     -----------------------------------------
                                                      1996             1997           1998
                                                      ----             ----           ----
     Cash paid during the year for:
       Income taxes                               $     80            $    7        $      8
                                                  ========            ======        ========
       Interest                                   $  5,088            $7,170        $  7,915
                                                  ========            ======        ========
     Non-cash investing activities:
     Acquisitions:
         Working capital                            $9,731                          $  1,945
         Net long-term assets                      140,250                          $ 25,134
         Assumption of debt                       $(53,800)                         $(23,000)
         Assumption of First Mortgage Notes       $(85,000)                               --

     Non-cash financing activities:
         Issuance of Common units                 $(10,956)                         $ (3,999)
         Additional General Partner interest      $   (225)                         $    (80)

14)  Commitments and Contingencies


          In the ordinary course of business, the Partnership is threatened with, or is named in, various lawsuits. The Partnership is not a party to any litigation which individually or in the aggregate could reasonably be expected to have a material adverse effect on the Partnership.


15)  Related Party Transactions

          The Partnership has no employees except for certain employees of its corporate subsidiary, Stellar Propane Service Corporation and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. Indirect expenses are allocated to the Partnership on a basis consistent with the type of expense incurred. For example, services performed by employees of the General Partner on behalf of the Partnership are reimbursed on the basis of hours worked and rent expense is reimbursed on the proportion of the square footage leased by the Partnership. For the fiscal years ended September 30, 1996, 1997 and 1998, the Partnership reimbursed the General Partner and Petro $14.4 million, $17.1 million and $19.6 million, respectively, representing salary, payroll tax and other compensation paid to the employees of the General Partner, including $0.3 million, $0.2 million and $0.1 million, respectively, paid to Petro for certain corporate functions such as finance and compliance. In addition, the Partnership reimbursed Petro $1.9 million, $0.9 million and $0.8 million for the fiscal years ended September 30, 1996, 1997 and 1998, respectively, relating to the Partnership's share of the costs incurred by Petro in conducting the operations of a certain shared branch location which includes managerial services.

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

          The estimated fair value of the Partnership's long-term debt is summarized as follows:


                                                     At September 30, 1998
                                         ------------------------------------------
                                         Carrying Amount       Estimated Fair Value
                                         -------------------   --------------------
Long-term debt                                 $104,308                $105,914
                                               ========                ========

17)  General Partner Balance Sheet

     The following presents the Condensed Consolidated Balance Sheet as of December 31, 1997 of the General Partner, Star Gas Corporation.

                                                      December 31, 1997
                                                      -----------------
                               Assets                   (in thousands)
Current assets
  Cash                                                     $      3
  Investments                                                    26
  Interest receivable                                           330
                                                           --------
     Total current assets                                       359
Investment in Star Gas Partners, L.P.                         7,815
Note receivable from Petro                                   12,000
                                                           --------
     Total assets                                          $ 20,174
                                                           ========
     Liabilities and Shareholder's Equity

Current liabilities
  Accrued expenses                                         $     26
                                                           --------
      Total current liabilities                                  26

Taxes payable                                                 3,467

Shareholder's equity
     Common stock                                                --
     Preferred stock                                            508
     Additional paid in capital
                                                             55,887
     Retained earnings (deficit)                            (39,714)
                                                           --------
     Total shareholder's equity                              16,681
                                                           --------
     Total liabilities and shareholder's equity            $ 20,174
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

                                                              Three Months Ended
                            --------------------------------------------------------------------------
                             December 31, 1996   March 31, 1997     June 30, 1997   September 30, 1997        Total
                            ------------------   --------------   ---------------   ------------------    --------------
Sales                              $50,876           $46,442            $20,078           $17,763             $135,159
Operating income (loss)              7,787             7,144             (2,426)           (3,339)               9,166
Income (loss) before taxes           5,898             5,332             (4,138)           (5,055)               2,037
Net income (loss)                    5,892             5,325             (4,143)           (5,062)               2,012
Limited Partner interest in
  net income (loss)                  5,774             5,218             (4,060)           (4,960)               1,972
Net income (loss) per
  Limited Partner Unit(a)          $  1.10           $  0.99            $ (0.77)          $ (0.94)             $  0.37


                                                              Three Months Ended
                            --------------------------------------------------------------------------
                             December 31, 1997   March 31, 1998     June 30, 1998   September 30, 1998        Total
                            ------------------   --------------   ---------------   ------------------    --------------

Sales                              $41,844           $37,884            $16,243           $15,714             $111,685
Operating income (loss)              5,843             8,289             (3,312)           (3,647)               7,173
Income (loss) before taxes           3,713             6,370             (5,229)           (5,784)                (930)
Net income (loss)                    3,707             6,363             (5,235)           (5,790)                (955)
Limited Partner interest in
  net income (loss)                  3,633             6,236             (5,130)           (5,675)                (936)

Net income (loss) per
  Limited Partner Unit(a)          $  0.66           $  1.00            $ (0.82)          $ (0.91)             $ (0.16)

(a)  Amounts do not add due to weighting of Limited Partner Units outstanding.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARY
                       VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended September 30, 1996, 1997 and 1998
                                 (in thousands)



                                                                             Additions
                                                                    ----------------------------

                                                Balance at            Charged to
                                               Beginning of            Costs &           Other Changes        Balance at
 Year               Description                    Year                Expenses            Add(Deduct)        End of Year
 ----              ------------                   ----                 --------            ----------        ------------
  1996       Allowance for doubtful               $362                   422                (184)(b)             $291
             accounts                             ====                   ===                (309)(a)             ====
                                                                                            =====
  1997       Allowance for doubtful accounts      $291                   312                (330)(a)             $273
                                                  ====                   ===                =====                ====

  1998       Allowance for doubtful accounts      $273                   239                (260)(a)             $252
                                                  ====                   ===                ====                 ====

(a)  Bad debts written off (net of recoveries).
(b) Amount excluded from the Star Gas Conveyance which took place on December 20, 1995.