Form 10-Q
period 1998-12-31
STAR GAS PARTNERS LP
filed 1999-02-12
CIK 1002590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q

                                  (Mark One)

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998
                                               -----------------

                                      OR

       [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

             For the transition period from _________ to _________

                      Commission File Number:   33-98490
                                                --------


                            STAR GAS PARTNERS, L.P.
                            -----------------------

            (Exact name of registrant as specified in its charter)



Delaware                                           06-1437793
-------------------------------------              -------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


2187 Atlantic Street, Stamford, Connecticut        06902
----------------------------------------------------------------------------
(Address of principal executive office)            (Zip Code)


(203) 328-7300
----------------------------------------------------------------------------
(Registrant's telephone number, including area code)


____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes   X    No ____
                                     ----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 11, 1999:


Star Gas Partners, L.P.  3,858,999 Common Units
                         2,396,078 Subordinated Units

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY


                              INDEX TO FORM 10-Q

                                                                                     PAGE
                                                                                     ----
PART I    FINANCIAL INFORMATION:

          Item 1 - Financial Statements

               Consolidated Balance Sheets as of September 30, 1998 and
               December 31, 1998                                                         3

               Consolidated Statements of Operations for the three months
               ended December 31, 1997 and December 31, 1998                             4

               Consolidated Statements of Cash Flows for the three months
               ended December 31, 1997 and December 31, 1998                             5

               Consolidated Statement of Partners' Capital for the three months
               ended December 31, 1998                                                   6

               Notes to Consolidated Financial Statements                             7-10

          Item 2 - Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                                       11-15

PART II   OTHER INFORMATION:

          Item 6 - Exhibits and Reports on Form 8-K                                     16

          Signature                                                                     17

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY


                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                DECEMBER 31,
                                                          SEPTEMBER 30,            1998
                                                              1998              (UNAUDITED)
                                                          -------------        -------------
ASSETS
Current assets:
   Cash and cash equivalents                                   $  1,115             $  5,831
   Receivables, net of allowance of $252 and
      $221, respectively                                          5,279                9,153
   Inventories                                                   10,608                9,898
   Prepaid expenses and other current assets                        945                  632
                                                               --------             --------
   Total current assets                                          17,947               25,514
                                                               --------             --------

Property and equipment, net                                     110,262              109,475

Intangibles and other assets, net                                51,398               50,414
                                                               --------             --------
   Total assets                                                $179,607             $185,403
                                                               ========             ========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Accounts payable                                            $  3,097             $  3,608
   Bank credit facility borrowings                                4,770               10,720
   Current maturities of long-term debt                             692                1,384
   Accrued expenses                                               2,830                2,500
   Accrued interest                                                 485                2,390
   Customer credit balances                                       6,038                4,684
                                                               --------             --------
   Total current liabilities                                     17,912               25,286
                                                               --------             --------

Long-term debt                                                  104,308              103,616
Other long-term liabilities                                          40                   53

Partners' Capital:
   Common unitholders                                            58,686               57,347
   Subordinated unitholder                                       (1,446)                (962)
   General partner                                                  107                   63
                                                               --------             --------
   Total Partners' Capital                                       57,347               56,448
                                                               --------             --------

   Total Liabilities and Partners' Capital                     $179,607             $185,403
                                                               ========             ========

See accompanying notes to consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                    DECEMBER 31,
                                                   --------------------------------------------
                                                            1997                     1998
                                                   -------------------      -------------------
Sales                                                          $41,844                  $30,237
Costs and expenses:
 Cost of sales                                                  21,650                   11,978
 Delivery and branch                                            10,153                   10,295
 Depreciation and amortization                                   2,785                    3,008
 General and administrative                                      1,369                    1,429
 Net (loss) on sales of assets                                     (48)                      (4)
                                                               -------                  -------
  Operating income                                               5,839                    3,523
Interest expense, net                                            2,086                    2,178
Amortization of debt issuance costs                                 40                       45
                                                               -------                  -------
  Income before income taxes                                     3,713                    1,300
Income tax expense                                                   6                        6
                                                               -------                  -------
  Net income                                                   $ 3,707                  $ 1,294
                                                               =======                  =======

General Partner's interest in net income                       $    74                  $    26
                                                               -------                  -------

Limited Partners' interest in net income                       $ 3,633                  $ 1,268
                                                               =======                  =======

Basic and diluted net income per Limited
  Partner unit                                                 $   .66                  $   .20
                                                               =======                  =======

Weighted average number of Limited Partner
units outstanding                                                5,474                    6,255
                                                               =======                  =======

See accompanying notes to consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                       THREE MONTHS ENDED
                                                                          DECEMBER 31,
                                                        ---------------------------------------------
                                                                 1997                     1998
                                                        -------------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $  3,707                   $ 1,294
Adjustments to reconcile net income to net cash
 provided by operating activities:
Depreciation and amortization                                         2,785                     3,008
Amortization of debt issuance costs                                      40                        45
Provision for losses on accounts receivable                             110                       (18)
Loss on sales of fixed assets                                            48                         4
Changes in operating assets and liabilities net of
 Pearl Gas conveyance:
  Increase in receivables                                            (6,105)                   (3,856)
  Decrease in inventories                                             1,143                       710
  Decrease (increase) in other assets                                   (61)                      313
   Increase (decrease) in accounts payable                              (20)                      511
  Increase in other current and long-term liabilities                   333                       233
                                                                   --------                   -------
          Net cash provided by operating activities                   1,980                     2,244
                                                                   --------                   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                 (2,085)                   (1,312)
Proceeds from sales of fixed assets                                      72                        39
Acquisition related costs                                              (360)                      (12)
Cash acquired in conveyance                                           1,825                        --
                                                                   --------                   -------
          Net cash used in investing activities                        (548)                   (1,285)
                                                                   --------                   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings                                           11,060                    10,450
Credit facility repayments                                          (11,060)                   (4,500)
Acquisition facility borrowings                                      21,000                        --
Acquisition facility repayments                                     (10,000)                       --
Repayment of debt                                                   (23,000)                       --
Distributions                                                        (2,958)                   (2,193)
Proceeds from issuance of Common Units, net                          15,745                        --
General Partner contribution                                            344                        --
                                                                   --------                   -------
          Net cash provided by financing activities                   1,131                     3,757
                                                                   --------                   -------

          Net increase in cash                                        2,563                     4,716
Cash at beginning of period                                             889                     1,115
                                                                   --------                   -------
Cash at end of period                                              $  3,452                   $ 5,831
                                                                   ========                   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                         $    337                   $   279
                                                                   ========                   =======

Non-cash investing activities:
Acquisitions:
  Working capital                                                  $  1,945
  Net long-term assets                                             $ 24,522
  Assumption of note payable                                       $(23,000)
Non-cash financing activities:
  Issuance of Common Units                                         $ (3,399)
  Additional General Partner interest                              $    (68)


See accompanying notes to consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                     (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)


                                                                                                              TOTAL
                                         NUMBER OF UNITS                                       GENERAL      PARTNERS'
                                   --------------------------
                                      COMMON    SUBORDINATED      COMMON      SUBORDINATED     PARTNER       CAPITAL
                                     ---------  -------------  ------------  --------------  ------------  ------------
Balance as of September 30, 1998         3,859          2,396      $58,686         $(1,446)         $107       $57,347
 Net Income                                                            784             484            26         1,294
 Distributions ($.55 per unit)                                      (2,123)                          (70)       (2,193)
                                         -----          -----      -------         -------          ----       -------
Balance as of December 31, 1998          3,859          2,396      $57,347         $  (962)         $ 63       $56,448
                                         =====          =====      =======         =======          ====       =======



See accompanying notes to consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



1)   BASIS OF PRESENTATION


          The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal recurring nature.


          The propane industry is seasonal in nature because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the periods ended December 31, 1997 and December 31, 1998 are not necessarily indicative of the results to be expected for a full year.


     Inventories

          Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. At the dates indicated, the components of inventory were as follows:



                                   SEPTEMBER 30,     DECEMBER 31,
                                       1998            1998
                                 -------------     ------------
     Propane gas                       $ 8,807        $8,186
     Appliances and equipment            1,801         1,712
                                       -------        ------
                                       $10,608        $9,898
                                       =======        ======

2)   BASIC AND DILUTED NET INCOME PER LIMITED PARTNER UNIT

          Basic net income per Limited Partner Unit is computed by dividing net income, after deducting the General Partner's 2.0% interest, by the weighted average number of Common Units and Subordinated Units outstanding. Diluted net income per Limited Partner Unit reflects the dilutive effect of the unit option plan.


3)   COMMITMENTS AND CONTINGENCIES

          In the ordinary course of business, the Partnership is threatened with, or is named in, various lawsuits. The Partnership is not a party to any litigation which individually or in the aggregate could reasonably be expected to have a material adverse effect on the company.


4)   RELATED PARTY TRANSACTIONS

          The Partnership has no employees except for certain employees of its corporate subsidiary, Stellar Propane Service Corporation and is managed by Star Gas Corporation (the "General Partner") a wholly owned subsidiary of Petroleum Heat and Power Co., Inc. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. Indirect expenses are allocated to the Partnership on a basis consistent with the type of expense incurred. For example, services performed by employees of the General Partner or Petro on behalf of the Partnership are reimbursed on the basis of hours worked and rent expense is reimbursed on the proportion of the square footage leased by the Partnership. For the three months ended December 31, 1998 the Partnership reimbursed the General Partner and Petro $5.2 million representing salary, payroll tax and other compensation paid to the employees of the General Partner and to Petro for certain corporate functions such as finance and compliance. In addition, the Partnership reimbursed Petro $0.2 million relating to the Partnership's share of the costs incurred by Petro in conducting the operations of a shared branch location.


5)   PROPOSED ACQUISITION OF PETROLEUM HEAT AND POWER CO., INC.

          On October 23, 1998, the Partnership and Petro jointly announced that they have signed a definitive merger agreement pursuant to which Petro would be acquired by the Partnership and would become a wholly owned subsidiary of the Partnership (the "Star Gas/Petro transaction"). It is anticipated that this acquisition will be accounted for using the purchase method of accounting. It was originally contemplated that this transaction would be effected through the sale of $120 million of publicly traded high yield debt and $140 million in additional Common Units. It is currently contemplated that this transaction will be effected through the private placement by Petro of $90 million of investment grade debt and the sale of $170 million in Common Units. In conjunction with this change, it is also contemplated that the exchange ratio used to calculate the number of Subordinated Units to be received by Petro shareholders will be modified from .13064 to .11758. This transaction would be effected through Petro shareholders exchanging their 26,452,270 shares of Petro Common Stock for 3,244,977 limited and general partnership units of the Partnership which will be subordinated to the existing Common Units of the Partnership.

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

          Of the 3,244,977 subordinated Partnership units anticipated to be distributed to Petro shareholders, 2,491,500 will be Senior Subordinated Units and 753,477 will be Junior Subordinated Units and General Partner Units. The Senior Subordinated Units will be publicly registered and tradable (they are expected to be listed on the New York Stock Exchange) and will be subordinated with respect to distributions to the Partnership's Common Units.

5)   PROPOSED ACQUISITION OF PETROLEUM HEAT AND POWER CO., INC., (CONTINUED)

     The Junior Subordinated Units and General Partner Units will not be registered nor publicly tradable and will be subordinated to both the Common Units and the Senior Subordinated Units. The Senior Subordinated Units will be exchanged with holders of Petro's publicly traded Class A Common Stock and the Junior Subordinated Units and General Partner Units will be exchanged with individuals that currently own both Petro's Class C Common Stock and Class A Common Stock. Certain holders of Petro's Class C Common Stock will also exchange their shares for Senior Subordinated Units.

          It is currently contemplated that 21,189,827 shares of Petro Common Stock will be exchanged for 2,491,500 Senior Subordinated Units of the Partnership. 5,262,443 shares of Petro Common Stock, held by certain individuals who currently own Petro Class C Common Stock, including Irik P. Sevin, Chairman of both Petro and of the General Partner of the Partnership and other members of a group that currently controls Petro, will be exchanged for 430,395 Junior Subordinated Units and 323,082 General Partnership Units which are economically equivalent to Junior Subordinated Units. The total value of the Senior Subordinated and Junior Subordinated units issued for Petro Common Stock is $50.9 million. In addition, the Partnership will pay $7.0 million of transaction expenses.

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

5)   PROPOSED ACQUISITION OF PETROLEUM HEAT AND POWER CO., INC., (CONTINUED)


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


          Petro currently has a 40.5% equity interest in the Partnership and the General Partner is a subsidiary of Petro. Prior to the Transaction, Petro owns 2,396,078 Subordinated Units and a 2.0% interest in the Partnership or the equivalent of 127,655 units. As part of the Transaction, the Subordinated Units and General Partner Interests will be contributed to the Partnership by Petro in exchange for 102,773 Common Units and 2,002,378 Senior Subordinated Units. The Common Units will be exchanged by Petro with the holders of Petro Junior Convertible Preferred Stock and the Senior Subordinated Units ultimately will be exchanged with certain holders of Petro's Common Stock. After completion of the Star Gas/Petro transaction, the Petro shareholders will own approximately 20% of the Partnership's equity through Subordinated Units and General Partner Units. The holders of the Partnership's Common Units (including an estimated 8.9 million Common Units that will be sold in the Partnership's proposed $170 million public offering) will own an aggregate of approximately 80% equity interest in the Partnership following the completion of the transaction. In connection with the Star Gas/Petro transaction, the General Partner of the Partnership will be a newly organized Delaware limited liability company that will be owned by Irik Sevin, Audrey Sevin and two entities affiliated with Wolfgang Traber.


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


6)   SUBSEQUENT EVENT - CASH DISTRIBUTION


          On January 26, 1999 the Partnership announced that it would pay a cash distribution of $0.55 per common unit and 2.0% general partner interest for the three months ended December 31, 1998. The distribution is payable on February 15, 1999 to holders of record as of February 5, 1999. The Partnership decided not to pay a distribution on its subordinated units.


7)   EQUITY OFFERING


          In connection with the Petro acquisition, the Partnership filed on December 3, 1998 a registration statement to sell $136.0 million of additional Common Units representing limited partner interests. The Partnership intends to amend this registration statement to increase the amount raised to $170.0 million.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARY


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS

                           AND RESULTS OF OPERATIONS



THREE MONTHS ENDED DECEMBER 31, 1998
------------------------------------
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997
------------------------------------------------


OVERVIEW

In analyzing the financial results of the Partnership, the following matters should be considered.

Propane's primary use is for heating in residential and commercial applications. As a result, weather conditions have a significant impact on financial performance and should be considered when analyzing changes in financial performance.

In addition, gross margins vary according to the customer mix. For example, sales to residential customers generate higher profit margins than sales to other customer groups, such as agricultural customers. Accordingly, a change in customer mix can affect gross margins without necessarily impacting total sales.

Lastly, the propane industry is seasonal in nature with peak activity occurring during the winter months. Accordingly, results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.

VOLUME

For the three months ended December 31, 1998, retail propane volume decreased
9.2 million gallons, or 23.7%, to 29.4 million gallons, as compared to 38.6 million gallons for the three months ended December 31, 1997. This decline was due to the impact of abnormal weather conditions, involving both warmer temperatures and a very dry fall harvest, which caused propane demand for crop drying to be at its lowest level since 1991. The abnormally warm weather not only impacted the volume associated with scheduled deliveries, but also resulted in certain customers delaying their first winter delivery to the second fiscal quarter. Partially offsetting these weather related impacts on volume sales was the additional volume provided by acquisitions. In the Partnership's operating areas, weather was 15.5% warmer than the prior year's comparable quarter and 13.5% warmer than normal.

For the three months ended December 31, 1998, wholesale propane volume declined by 3.3 million gallons to 6.3 million gallons, as compared to 9.6 million gallons for the three months ended December 31, 1997. This decline was primarily due to the above mentioned weather factors.

SALES

Sales declined $11.6 million or 27.7%, to $30.2 million for the three months ended December 31, 1998, as compared to $41.8 million for the three months ended December 31, 1997. This decline was attributable to a reduction in wholesale and retail volume as well as lower selling prices. During the three months ended December 31, 1998, retail and wholesale selling prices declined versus the prior year's comparable quarter in response to lower propane supply costs.

COST OF SALES

Cost of sales declined $9.7 million, or 44.7%, to $12.0 million for the three months ended December 31, 1998, as compared to $21.7 million for the three months ended December 31, 1997. This decline was due to lower volume sales and lower propane supply costs. While both selling prices and propane supply costs declined on a per gallon basis, the decline in selling prices was less than the decline in propane supply costs. This resulted in an increase in per gallon margins across all market segments.

DELIVERY AND BRANCH EXPENSES

Delivery and branch expenses increased $0.1 million, or 1.4%, to $10.3 million for the three months ended December 31, 1998, as compared to $10.2 million for the three months ended December 31, 1997. While operating costs associated with acquisitions led to an increase in delivery and branch expenses of $0.5 million, these costs were mostly offset by a $0.4 million reduction in compensation expense due to the weather related volume decline.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased $0.2 million to $3.0 million for the three months ended December 31, 1998, as compared to $2.8 million for the three months ended December 31, 1997. This increase was primarily due to additional depreciation and amortization expense associated with acquisitions.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1.4 million for both the three months ended December 31, 1998 and the three months ended December 31, 1997.

INTEREST EXPENSE, NET

Interest expense, net increased $0.1 million to $2.2 million for the three months ended December 31, 1998, as compared to $2.1 million for the three months ended December 31, 1997. This change was attributable to the increase in long-term borrowings to finance the fiscal 1998 acquisitions.

NET INCOME

Net income declined $2.4 million to $1.3 million for the three months ended December 31, 1998, as compared to $3.7 million for the three months ended December 31, 1997. The decline was due to lower volume sales and increases in depreciation and interest expense relating to acquisitions.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION, LESS NET GAIN
(LOSS) ON SALES OF EQUIPMENT (EBITDA)

Earnings before interest, taxes, depreciation and amortization less net gain
(loss) on sales of equipment (EBITDA) decreased $2.2 million to $6.5 million for the three months ended December 31, 1998, as compared to $8.7 million for the prior year's comparable quarter. This decline was due to the impact of abnormal weather conditions.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION, LESS NET GAIN
(LOSS) ON SALES OF EQUIPMENT (EBITDA) (CONTINUED)

Despite 15.5% warmer weather, but for the impact of lower agricultural volume, EBITDA would have declined only $0.6 million due to improved gross profit margins, lower same store operating costs and the additional EBITDA provided by acquisitions. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended December 31, 1998, net cash provided by operating activities increased $0.2 million to $2.2 million, as compared to $2.0 million for the three months ended December 31, 1997. This increase was due to lower net working capital requirements for inventory, accounts receivable and other net assets which substantially offset a $2.4 million reduction in operating income.

Net cash used in investing activities increased $0.8 million to $1.3 million for the three months ended December 31, 1998, as compared to $0.5 million for the three months ended December 31, 1997. Cash flows from investing activities for the three months ended December 1997 were positively impacted by the $1.8 million in cash acquired in the Pearl Gas conveyance. Exclusive of this item, net cash used in 1998 decreased $1.1 million versus 1997, due primarily to a lower level of maintenance capital expenditures.

Net cash provided by financing activities increased $2.6 million to $3.7 million for the three months ending December 1998 versus $1.1 million for the prior year's comparable quarter due to a net $0.8 million reduction in Partnership distributions to subordinated unitholders and an increase in working capital borrowings of $1.8 million.

The Partnership's cash requirements for the remainder of fiscal 1999 include capital expenditures of approximately $1.5 million, interest payments on its First Mortgage Notes of $7.6 million and Partnership distributions. Based on its current cash position, bank credit availability and expected net cash from operating activities, the Partnership expects to be able to meet all of its above obligations for fiscal 1999, as well as all of its other current obligations as they become due.

YEAR 2000

The Year 2000 issue is the result of computer programs using only the last two digits to indicate the year. If uncorrected, such computer programs will not be able to interpret dates correctly beyond the year 1999 and, in some cases prior to that time (as some computer experts believe), which could cause computer system failures or other computer errors disrupting business operations. Recognizing the potentially severe consequences of the failure to be Year 2000 compliant, the Partnership's management has developed and implemented a Partnership-wide program to identify and remedy the Year 2000 issues.

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

Since the Partnership does not internally develop software for its own use, software developed externally is being evaluated for Year 2000 compliance. This software is being upgraded or replaced if it is determined that it is not compliant. As part of this program, the Partnership's systems are being evaluated for meeting current and future business needs and the Partnership is using this process as an opportunity to upgrade and enhance its information systems. The Partnership anticipates completing such upgrades and replacements as needed by September 1999. The Partnership expects that most of these costs will be capitalized, as they are principally related to adding new hardware and software applications and functionality. Other costs will continue to be expensed as incurred. Through December 1998, the Partnership estimates that incremental costs of approximately $0.2 million have been incurred related to Year 2000 issues and its ongoing information technology upgrade program. The current estimated cost to complete the upgrade and remediation of non-compliant systems is expected to be less than $0.4 million.

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

Notwithstanding the substantive work involved in making all its systems Year 2000 compliant, the Partnership could still potentially experience disruptions to some aspects of its various activities and operations. The Partnership is developing contingency plans, primarily instituting manual backup systems, in the event that it experiences Year 2000 related disruptions.

In addition the Partnership has anticipated the possibility that not all of its vendors, suppliers and other third parties will have taken the necessary steps to adequately address their Year 2000 issues on a timely basis. In order to minimize the impact on the Partnership of non-compliance, the Partnership intends to contact all key suppliers and evaluate their Year 2000 readiness. If it is determined that these parties will not be Year 2000 compliant, the Partnership will prepare a contingency plan for those suppliers whose non-compliance could have a material effect on the Partnership's business activities.

ACCOUNTING PRINCIPLES NOT YET ADOPTED

The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards SFAS No. 131 - "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures about segments of an enterprise and related information such as different types of business activities and economic environments in which a business operates. This statement is effective for fiscal years beginning after December 15, 1997. Accordingly, the Partnership will not be required to adopt SFAS No. 131 until fiscal year end 1999.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities and measure the instruments at fair value. The accounting for changes in fair value of a derivative depends upon the intended use of such derivative. The Partnership expects to adopt the provisions of SFAS 133 in first quarter of fiscal 2000. The Partnership is still evaluating the effects of SFAS 133.

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

                          PART II:  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

      (a)      Exhibits Included Within:
               ------------------------

               10.16 Fifth Amendment dated January 22, 1999 to the Bank Credit Agreement

               10.17 Form of Severance Agreement between Star Gas Corporation and Richard F. Ambury

               10.18 Form of Severance Agreement between Star Gas Corporation and David R. Eastin

               (27)   Financial Data Schedule



       (b)     Reports on Form 8-K
               -------------------

               The Partnership filed form 8-K on November 20, 1998 relating to the acquisition of Petroleum Heat and Power Co., Inc.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.

By:  Star Gas Corporation (General Partner)


SIGNATURE                        TITLE                          DATE
---------                        -----                          ----

/s/    Joseph P. Cavanaugh       President                     February 12, 1999
       -------------------       Star Gas Corporation
       Joseph P. Cavanaugh       (Principal Executive Officer)


/s/    Richard F. Ambury         Vice President Finance        February 12, 1999
       -------------------       Star Gas Corporation
       Richard F. Ambury         (Principal Financial & Accounting Officer)