Form 10-Q
period 1999-03-31
STAR GAS PARTNERS LP
filed 1999-05-13
CIK 1002590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

                                   (Mark One)

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999
                                                --------------

                                       OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

             For the transition period from         to
                                           ---------  -----------

                       Commission File Number:   33-98490
                                                 --------


                            STAR GAS PARTNERS, L.P.
                            -----------------------

             (Exact name of registrant as specified in its charter)



Delaware                                             06-1437793
--------------------------------------               -----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

2187 Atlantic Street, Stamford, Connecticut        06902
----------------------------------------------------------------------------
(Address of principal executive office)            (Zip Code)

(203) 328-7300
----------------------------------------------------------------------------
(Registrant's telephone number, including area code)

----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X    No
                                     ----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1999:

Star Gas Partners, L.P.  13,251,667  Common Units
                          2,476,797  Senior Subordinated Units
                            345,366  Junior Subordinated Units
                            325,729  General Partner Units

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



                                                                    PAGE
                                                                    ----

Part I     Financial Information:

           Item 1 - Condensed Financial Statements

              Condensed Consolidated Balance Sheets as of
                September 30, 1998 and March 31, 1999                       3

              Condensed Consolidated Statements of Operations for the
                Three months ended March 31, 1998 and March 31, 1999
                Six months ended March 31, 1998 and March 31, 1999          4

              Condensed Consolidated Statements of Cash Flows for the
                six months ended March 31, 1998 and March 31, 1999          5

              Condensed Consolidated Statement of Partners' Capital for
                the six months ended March 31, 1999                         6

              Notes to Condensed Consolidated Financial Statements       7-23

           Item 2 - Management's Discussion and Analysis of Financial
               Conditions and Results of Operations                     24-31

           Item 3 - Quantitative and Qualitative Disclosures
               About Market Risk                                           31


Part II    Other Information:

           Item 4 - Submission of Matters to a Vote of Security
               Holders                                                     32

           Item 6 - Exhibits and Reports on Form 8-K                       33

           Signature                                                       34

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                           March 31,
                                                                       September 30,          1999
                                                                            1998          (unaudited)
                                                                            ----           ---------
Assets
Current assets:
 Cash and cash equivalents                                                 $  1,115          $ 11,738
 Receivables, net of allowance of $252 and  $1,716 respectively               5,279            81,476
 Inventories                                                                 10,608            16,313
 Prepaid expenses and other current assets                                      945             5,452
                                                                           --------          --------
      Total current assets                                                   17,947           114,979
                                                                           --------          --------

Property and equipment, net                                                 110,262           148,421

Intangibles and other assets, net                                            51,398           318,510
                                                                           --------          --------
      Total assets                                                         $179,607          $581,910
                                                                           ========          ========
Liabilities and Partners' Capital
Current liabilities:
 Accounts payable                                                          $  3,097          $ 13,602
 Bank credit facility borrowings                                              4,770                 -
 Current maturities of long-term debt                                           692             3,510
 Accrued expenses                                                             3,315            27,810
 Unearned service contract revenue                                                -            13,020
 Customer credit balances                                                     6,038            15,759
                                                                           --------          --------
      Total current liabilities                                              17,912            73,701
                                                                           --------          --------

Long-term debt                                                              104,308           272,242
Other long-term liabilities                                                      40             7,286
Deferred income taxes                                                             -            40,000

Partners' Capital:
 Common unitholders                                                          58,686           176,308
 Subordinated unitholders                                                    (1,446)           13,122
 General partner                                                                107              (749)
                                                                           --------          --------
      Total Partners' Capital                                                57,347           188,681
                                                                           --------          --------

      Total Liabilities and Partners' Capital                              $179,607          $581,910
                                                                           ========          ========



See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                  (unaudited)



                                                    Three Months  Ended       Six Months Ended
                                                        March 31,                March 31,
                                                ------------------------  ----------------------
                                                    1998       1999          1998         1999
                                                -----------  -----------  -----------  ---------
Sales:

 Product                                           $35,946     $49,754      $75,090      $76,903
 Installation, service and appliances                1,938       2,347        4,638        5,435
                                                   -------     -------      -------      -------
       Total sales                                  37,884      52,101       79,728       82,338

Costs and expenses:
 Cost of product                                    15,024      18,877       35,779       29,829
 Cost of installation, service and appliances          534       1,604        1,429        2,630
 Delivery and branch                                 9,590      12,030       19,743       22,325
 Depreciation and amortization                       2,861       3,023        5,641        6,031
 General and administrative                          1,449       1,727        2,818        3,156
 Net (loss) on sales of assets                        (136)        (87)        (184)         (91)
                                                   -------     -------      -------      -------
       Operating income                              8,290      14,753       14,134       18,276
Interest expense, net                                1,875       2,361        3,961        4,539
Amortization of debt issuance costs                     45          45           90           90
                                                   -------     -------      -------      -------
       Income before income taxes                    6,370      12,347       10,083       13,647
Income tax expense                                       7          32           13           38
                                                   -------     -------      -------      -------
       Net income                                  $ 6,363     $12,315      $10,070      $13,609
                                                   =======     =======      =======      =======
       General Partner's interest in net income    $   127     $   246      $   201      $   272
                                                    ------     -------      -------      -------

Limited Partners' interest in net income           $ 6,236     $12,069      $ 9,869      $13,337
                                                    ======     =======      =======      =======

Basic and diluted net income per Limited           $  1.00     $  1.75      $  1.69      $  2.03
 Partner Unit                                       ======     =======      =======      =======

Basic and diluted weighted average number of
 Limited Partner units outstanding                   6,228       6,894       5,834         6,571
                                                    ======     =======      =======      =======




See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                          Six Months Ended
                                                             March 31,
                                                    -------------------------
                                                         1998        1999
                                                    ------------ ------------
Cash flows from operating activities:
Net income                                             $ 10,070     $  13,609
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                             5,641         6,031
Amortization of debt issuance cost                           90            90
Provision for losses on accounts receivable                 126            69
Loss on sales of assets                                     184            91
Changes in operating assets and liabilities:
  Increase in receivables                                (3,964)       (5,512)
  Decrease in inventories                                 3,244         7,726
  Decrease  in other assets                                 174           130
  Decrease in accounts payable                             (673)       (1,164)
  Decrease in other current and long-term liabilities    (3,024)      (13,929)
                                                       --------     ---------
       Net cash provided by operating activities         11,868         7,141
                                                       --------     ---------

Cash flows from investing activities:
Capital expenditures                                     (3,028)       (2,351)
Proceeds from sales of fixed assets                         159            85
Cash acquired in acquisition                              1,825        18,760
Acquisitions                                               (922)            -
                                                       --------     ---------
       Net cash used in investing activities             (1,966)       16,494
                                                       --------     ---------

Cash flows from financing activities:
Credit facility borrowings                               11,060        10,450
Credit facility repayments                              (11,060)      (15,220)
Acquisition facility borrowings                          21,000             -
Acquisition facility repayments                         (21,000)       (3,500)
Distributions                                            (6,453)       (4,386)
Increase in deferred charges                               (177)          (96)
Proceeds from issuance of Common Units, net              16,089       116,124
Repayment of debt, net                                  (23,000)     (192,316)
Redemption of preferred stock                                 -       (11,746)
Proceeds from issuance of debt                           11,000        87,678
                                                       --------     ---------
       Net cash used in financing activities             (2,541)      (13,012)
                                                       --------     ---------

       Net increase in cash                               7,361        10,623
Cash at beginning of period                                 889         1,115
                                                       --------     ---------
Cash at end of period                                  $  8,250     $  11,738
                                                       ========     =========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                             $  4,014     $   4,451
                                                       ========     =========

Non-cash investing activities:
  Acquisitions                                         $(26,467)    $     -
  Redemption of preferred stock                        $    -       $  (6,858)
  Assumption of note payable                           $ 23,000     $     -
Non-cash financing activities:
  Issuance of Common Units                             $  3,399     $   6,858
  Additional General Partner interest                  $     68     $     -

See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                  (unaudited)

                                         Number of Units
                              -----------------------------------------
                                                Senior  Junior  General                       Senior   Junior  General   Partners'
                              Common    Sub.     Sub.    Sub.   Partner   Common      Sub.     Sub.     Sub.   Partner    Capital
                              -------  -------  ------  ------  -------  ---------  --------  -------  ------  --------  ----------
                              ------------------------------------------------------------------------------------------------------
Balance  as of
  September 30, 1998           3,859    2,396        -       -        -  $ 58,686   $(1,446)  $        $   -     $ 107    $ 57,347
                                                                                              -

Exchange of ownership in
  connection with the Star                                                 (8,958)
  Gas / Petro Transaction              (2,396)   2,477     345      326              (2,754)   11,903     797     (988)          -

Issuance of Units in                                                      116,124
  equity offering              8,720                                                                                       116,124

Issuance of Units in
  redemption of Petro's
  12 7/8% Preferred Stock        401                                        5,399                                            5,399

Issuance of Units in
  redemption of Petro's
  Junior Preferred Stock
                                 103                                        1,459                                            1,459

Net income                                                                  8,715     4,200       368      54      272      13,609

Distributions
  ($1.10 per unit)                                                         (4,246)                                (140)     (4,386)

Other                            (61)                                        (871)                                            (871)
                              ------------------------------------------------------------------------------------------------------
Balance as of
  March 31, 1999              13,022        -    2,477     345      326  $176,308   $     -   $12,271    $851    $(749)   $188,681
                              ======================================================================================================



See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1)  Partnership Organization

    Star Gas Partners, L.P. ("Star Gas Partners" or the "Partnership") is a leading distributor of propane and home heating oil in the United States. Star Gas Propane, L.P., ("Star Gas Propane") a subsidiary of the Partnership, markets and distributes propane gas and related appliances to approximately 166,000 retail and wholesale customers in the Midwest and Northeast. Petroleum Heat and Power Co., Inc. ("Petro"), a subsidiary of Star Gas Propane, is the nation's largest distributor of home heating oil and serves approximately 340,000 customers in the Northeast and Mid-Atlantic region of the United States. Petro was merged into the Partnership in a four part transaction as described in footnote 2.

    Prior to March 26, 1999, Petro had a 40.5% equity interest in the Partnership and was its general partner.

2)  Acquisition of Petroleum Heat and Power Co., Inc.

    On March 26, 1999, the Partnership acquired Petro in a four part transaction ("Star Gas / Petro Transaction"), which closed concurrently. This acquisition was accounted for under the purchase method of accounting and is described below.

    Acquisition of Petro
    --------------------
    On October 22, 1998, Petro, Star Gas Partners, and Star Gas Propane executed a merger agreement. On February 3, 1999 the parties entered into an amended and restated merger agreement to reflect changes in the transaction (the "Merger Agreement"). Under the terms of the Merger Agreement, a newly formed subsidiary of Star Gas Propane was merged with Petro, with Petro surviving the merger as a wholly-owned indirect subsidiary of Star Gas Propane.

    As a result of the merger:

    . each outstanding share of Petro Class A common stock, par value $0.10 per share, and Petro Class C common stock, par value $0.10 per share, other than shares that were exchanged (the "Exchange"), was converted into
       0.11758 senior subordinated units (2,476,797 senior subordinated units issued in total);

    . each outstanding share of Petro junior convertible preferred stock was converted into 0.13064 common units (102,848 total common units); and

    . each outstanding share of Petro Series C exchangeable preferred stock due 2009 was converted into the right to receive $10.69 in cash per share plus accrued and unpaid dividends except for an aggregate of 505,000 shares of Series C preferred stock that were converted into an aggregate of 400,531 common units, plus accrued and unpaid dividends on the preferred., and may in the future issue an additional 175,000 Senior Subordinated Units.

     The Exchange occurred immediately prior to the merger and was comprised of the following elements.

     (a) Holders of Petro common stock, consisting of Irik P. Sevin, Audrey L. Sevin, Hanseatic Corp. and Hanseatic Americas Inc., who are referred to as the "LLC Owners," formed Star Gas LLC, to which they contributed their outstanding shares of Petro common stock in exchange for all of the limited liability company interests in Star Gas LLC. Star Gas LLC contributed those shares to Star Gas Partners in exchange for general partner units (325,729 general partner units). In addition, the LLC Owners contributed their remaining shares of Petro common stock to Star Gas Partners in exchange for junior subordinated units (345,366 junior subordinated units).

     (b) Other Petro common stockholders who are affiliates of Petro contributed shares of Petro common stock to Star Gas Partners in exchange for Star Gas Partners senior subordinated units.

     Financings and Refinancings
     ---------------------------
     Star Gas Partners offered and sold to the public 8.7 million common units in an equity offering, the net proceeds of which were approximately $116.1 million. Petro offered and sold, in a private placement, $90.0 million of senior secured notes, the net proceeds of which were approximately $87.7 million. Star Gas Partners and Petro Holdings (a legal entity created as a result of the Star Gas / Petro Transaction to be the parent company of all the former Petro entities) guaranteed the notes.

     All of the net proceeds of the equity offering, together with the $87.7 million of net proceeds from the debt offering and $5.4 million of Petro's cash were used:

     . to redeem $80.2 million principal amount of Petro's 12 1/4% Senior Subordinated Debentures due 2005, $48.7 million principal amount of Petro's 10 1/8% Senior Subordinated Notes due 2003, $74.3 million principal amount of Petro's 9 3/8% Senior Subordinated Debentures due 2006 and the $17.4 million of Petro's 12 7/8% preferred stock at an aggregate redemption price of $201.3 million;

     .  to repurchase Petro's 1989 preferred stock; and

     .  to pay for a portion of the expenses of the transaction.


     New General Partner
     -------------------
     Since Star Gas Corporation is a wholly-owned subsidiary of Petro, which became a subsidiary of the Partnership in the transaction, it was no longer able to serve as Star Gas Partners' general partner. Star Gas Partners' new general partner is Star Gas LLC, which is owned by the LLC Owners. Star Gas LLC's business activities are limited to those related to being the general partner. Also, simultaneous to this change was the transfer of all Star Gas Corporation employees to the Operating Partnership.

     Amendment of Partnership Agreement
     ----------------------------------
     In order to complete the transaction, Star Gas Partners amended its partnership agreement and Star Gas Propane's partnership agreement which were in effect before the transaction. The amendments, among other matters, increased the Minimum Quarterly Distribution ("MQD") from $0.55 to $0.575 per unit. The increase in the MQD raised the threshold needed to end the subordination period.

     In connection with the Star Gas/Petro transaction, the Senior Subordinated Units, Junior Subordinated Units and General Partnership Units can earn, pro rata, 303,000 additional Senior Subordinated Units each year that Petro meets certain financial goals to a maximum of 909,000 additional Senior Subordinated Units.

3)   Summary of Significant Accounting Policies

     Basis of Presentation

     The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. The Consolidated Financial Statements for the period October 1, 1997 through March 31, 1998 include the accounts of Star Gas Partners, L.P., Star Gas Propane and its corporate subsidiary, Stellar Propane Service Corp. Beginning March 26, 1999 the Condensed Consolidated Financial Statements also include the accounts of Petro Holdings and its Subsidiaries, a wholly owned subsidiary of the Partnership resulting from the Star Gas / Petro Transaction. All material intercompany items and transactions have been eliminated in consolidation.

     Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition

     Sales of propane, heating oil, and equipment are recognized at the time of delivery of the product to the customer or at the time of sale, service, or installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating oil equipment service contracts are deferred and amortized into income over the terms of the respective service contracts, on a straight line basis, which generally do not exceed one year.

     The propane and heating oil industry are seasonal in nature because both are primarily used for heating in residential and commercial buildings. Therefore, the results of operations for the period ended March 31, 1998 and March 31, 1999 are not necessarily indicative of the results to be expected for a full year.

     Comprehensive Income

     The Partnership's comprehensive income consists of net income and other comprehensive income, the sole component of which is the minimum pension liability adjustment from its wholly-owned subsidiary Petro. There were no minimum pension liability adjustments at March 31, 1998 and March 31, 1999.

     Net Income (loss) per Limited Partner Unit

     Net income (loss) per Limited Partner Unit is computed by dividing net income (loss), after deducting the General Partner's interest, by the weighted average number of Common Units, Senior Subordinated Units, and Junior Subordinated Units outstanding.

     Cash Equivalents

     The Partnership considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

     Inventories

     Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis.

     Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method.

     Intangible Assets

     Intangible assets include goodwill, covenants not to compete, customer lists and deferred charges.

     Goodwill is the excess of cost over the fair value of net assets in the acquisition of a company. Both the propane and heating oil segments amortize goodwill using the straight-line method over a twenty-five year period.

     Covenants not to compete are non-compete agreements established with the owners of an acquired company. Covenants not to compete are amortized over the respective lives of the covenants, which are generally five years.

     Customer lists are the names and delivery addresses of the acquired company's patrons. Based on the historical retention experience of these lists, the propane segment amortizes customer lists on a straight-line method over fifteen years, and the heating oil segment amortizes customer lists on a straight-line method over ten years.

     Deferred charges represent the cost associated with the issuance of debt instruments. Both the propane and heating oil segments amortize deferred charges using the interest method over the lives of the related debt instrument.

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

     Advertising Expenses

     Advertising costs are expensed as they are incurred.

     Customer Credit Balances

     Customer credit balances represent pre-payments received from customers pursuant to a budget payment plan (whereby customers pay their estimated annual propane / heating oil charges on a fixed monthly basis) and the payments made have exceeded the charges for deliveries.

     Environmental Costs

     The Partnership expenses, on a current basis, costs associated with managing hazardous substances and pollution in ongoing operations. The Partnership also accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount can be reasonably estimated.

     Income Taxes

     The Partnership is a master limited partnership. As a result, for Federal income tax purposes, earnings or losses are allocated directly to the individual partners. Except for the Partnership's corporate subsidiaries, no recognition has been given to Federal income taxes in the accompanying financial statements of the Partnership. While the Partner's corporate subsidiaries will generate non-qualifying Master Limited Partnership revenue, dividends from the corporate subsidiaries to the Partnership are included in the determination of Master Limited Partnership income. In addition, a portion of the dividends received by the Partnership from the corporate subsidiaries will be taxable to the limited partners. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and due to the taxable income allocation requirements of the Partnership agreement.

     The Partnership's corporate subsidiaries file a consolidated Federal Income Tax return with its heating oil subsidiaries. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As a result of the Star Gas / Petro Transaction, the Partnership recorded a $40 million deferred income tax liability, which primarily reflects a difference in the basis between book and tax for the intangible assets acquired from Petro.

     Accounting Changes

     In June 1998 the FASB issued SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Partnership is assessing the impact and disclosure requirements of SFAS No. 133.

4)   Quarterly Distribution of Available Cash

     In general, the Partnership distributes to its partners on a quarterly basis all "Available Cash." Available Cash generally means, with respect to any fiscal quarter, all cash on hand at the end of such quarter less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the General Partner to (1) provide for the proper conduct of the Partnership's business, (2) comply with applicable law or any of its debt instruments or other agreements or (3) in certain circumstances provide funds for distributions to the Common Unitholders and the Senior Subordinated Unitholders during the next four quarters. The General Partner may not establish cash reserves for distributions to the Senior Subordinated Units unless the General Partner has determined that in its judgment the establishment of reserves will not prevent the Partnership from distributing the Minimum Quarterly Distribution on all Common Units and any Common Unit Arrearages thereon with respect to the next four quarters. Certain restrictions on distributions on Senior Subordinated Units, Junior Subordinated Units and General Partner Units could result in cash that would otherwise be Available Cash being reserved for other purposes. Cash distributions will be characterized as distributions from either Operating Surplus or Capital Surplus.

     The Senior Subordinated Units, the Junior Subordinated Units, and General Partner Units are each a separate class of interest in Star Gas Partners, and the rights of holders of those interests to participate in distributions differ from the rights of the holders of Common Unit.

     Subsequent to the Star Gas / Petro Transaction, the Partnership intends to distribute to the extent there is sufficient available cash, at least a minimum quarterly distribution of $0.575 per unit, or $2.30 per unit on a yearly basis. In general, available cash will be distributed per quarter based on the following priorities:

       . First, to the common units until each has received $0.575, plus any arrearages from prior quarters.
       .  Second, to the senior subordinated units until each has received
          $0.575.
       . Third, to the junior subordinated units and general partner units until each has received $0.575.
       . Finally, after each has received $0.575, available cash will be distributed proportionately to all units until target levels are met.

     If distributions of available cash exceed target levels greater than $0.604, the Senior Subordinated Units, Junior Subordinated Units and General Partner Units will receive incentive distributions.

     The subordination period will end once the Partnership has met the financial tests stipulated in the partnership agreement, but it generally cannot end before October 1, 2002. However, if the general partner is removed under some circumstances, the subordination period will end. When the subordination period ends, all senior subordinated units and junior subordinated units will convert into Class B common units on a one-for-one basis, and each common unit will be redesignated as a Class A common unit. The main difference between the Class A common units and Class B common units is that the Class B common units will continue to have the right to receive incentive distributions and additional units.


5)   Segment Reporting

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Partnership as a result of the Star Gas / Petro Transaction (see footnote 2), has two reportable segments, propane and heating oil. Management has chosen to organize the enterprise under these two segments in order to leverage the expertise it has in each industry, allow each segment to continue to strengthen its core competencies, and facilitate a clear means for evaluation.

     The propane segment is primarily engaged in the retail distribution of propane and related supplies and equipment to residential, commercial, industrial, agricultural and motor fuel customers, operating from fifty-five branches in the Midwest and nineteen branches in the Northeast. Propane is used primarily for space heating, water heating and cooking by the Partnership's residential and commercial customers and as a result, weather conditions have a significant impact on the demand for propane.

     The heating oil segment is primarily engaged in the retail distribution of home heating oil, related equipment services, and equipment sales to residential and commercial customers. It operates from twenty-four branches / depots and thirteen satellites primarily in the Northeast United States. Home heating oil is principally used by the Partnership's residential and commercial customers to heat their homes and buildings, and as a result, weather conditions also have a significant impact on the demand for home heating oil.

     The following are the statement of operations and balance sheets for each segment as of the periods indicated. The heating oil segment was consolidated with the propane segment beginning March 26, 1999, subsequent to the closing of the Star Gas / Petro Transaction.


(in thousands)                                                Six Months Ended    Six Months Ended March 31, 1999
                                                                                 ---------------------------------
                                                               March 31, 1998    Heating
 Statement of Operations                                           Propane         Oil     Propane   Consolidated
------------------------                                           -------    -  -------  ---------  -------------
Sales:
  Product                                                        $75,090        $7,908   $68,995        $76,903
  Installation, service, and appliance                             4,638           225     5,210          5,435
                                                                 -------        ------   -------        -------
         Total sales                                              79,728         8,133    74,205         82,338

Costs and expenses:
  Cost of product                                                 35,779         3,697    26,132         29,829
  Cost of installation, service, and appliances                    1,429           974     1,656          2,630
  Delivery and branch                                             19,743         1,143    21,182         22,325
  Depreciation and amortization                                    5,731             -     6,031          6,031
  General and administrative                                       2,818           150     3,006          3,156
  Net (loss) on sales of assets                                     (184)            -       (91)           (91)
                                                                 -------        ------   -------        -------
         Operating income                                         14,044         2,169    16,107         18,276
Interest expense, net                                              3,961           225     4,314          4,539
Amortization of debt issuance costs                                    -             -        90             90
                                                                 -------        ------   -------        -------
         Income before income taxes                               10,083         1,944    11,703         13,647
Income tax expense                                                    13            25        13             38
                                                                 -------        ------   -------        -------
          Net income                                             $10,070        $1,919   $11,690        $13,609
                                                                 =======        ======   =======        =======

Capital expenditures                                             $ 3,028       $    -    $ 2,351        $ 2,351
                                                                 =======       =======   =======        =======


(in thousands)                                                                              March 31, 1999
                                                                                ----------------------------------
                                                            September 30, 1998   Heating                 (1)
Balance Sheet                                                     Propane          Oil     Propane   Consolidated
-------------                                                     -------        -------   -------   ------------
Assets
Current assets:
  Cash and cash equivalents                                      $  1,115       $ 10,095  $  1,643      $ 11,738
  Receivables                                                       5,279         71,314    10,162        81,476
  Inventories                                                      10,608         13,431     2,882        16,313
  Prepaid expenses and other current assets                           945          5,468       846         5,452
                                                                 --------       --------  --------      --------
         Total current assets                                      17,947        100,308    15,533       114,979

Property and equipment, net                                       110,262         40,109   108,312       148,421
Investment in Petro Holdings                                            -              -   124,891             -
Intangibles and other assets, net                                  51,398        269,042    49,468       318,510
                                                                 --------       --------  --------      --------
         Total assets                                            $179,607       $409,459  $298,204      $581,910
                                                                 ========       ========  ========      ========

Liabilities and Partners' Capital
Current Liabilities:
  Accounts payable                                               $  3,097       $ 11,669  $  1,933      $ 13,602
  Bank credit facility borrowings                                   4,770              -         -             -
  Current maturities of long-term debt                                692          2,241     1,269         3,510
  Accrued expenses                                                  3,315         24,518     3,292        27,810
  Unearned service contract revenue                                     -         13,020         -        13,020
  Customer credit balances                                          6,038         13,857     1,902        15,759
                                                                 --------       --------  --------      --------
         Total current liabilities                                 17,912         65,305     8,396        73,701

Long-term debt                                                    104,308        172,011   100,231       272,242
Other long-term liabilities                                            40          7,252        34         7,286
Deferred income taxes                                                   -         40,000         -        40,000

Partners' Capital                                                  57,347        124,891   189,543       188,681
                                                                 --------       --------  --------      --------
         Total Liabilities and Partners' Capital                 $179,607       $409,459  $298,204      $581,910
                                                                 ========       ========  ========      ========

     (1) The consolidated amounts include the necessary entries to eliminate the Investment in Petro Holdings.

6)   Inventories

     The components of inventory were as follows:

(in thousands)                       September 30, 1998     March 31, 1999
                                     ------------------   ------------------
Propane gas                               $ 8,807              $ 1,182
Propane appliances and equipment            1,801                1,700
Fuel oil                                        -                6,962
Fuel oil parts and equipment                    -                6,469
                                          -------              -------
                                          $10,608              $16,313
                                          =======              =======

     Substantially all of the Partnership's propane supplies for the Northeast retail operations are purchased under supply contracts. Certain of the supply contracts provide for minimum and maximum amounts of propane to be purchased thereunder, and provide for pricing in accordance with posted prices at the time of delivery or include a pricing formula that typically is based on current market prices. Historically, spot purchases from Mont Belvieu sources accounted for approximately one-third of the Partnership's total volume of propane purchases. In addition, the three single largest suppliers in the aggregate account for less than half of total propane purchases.

     The Partnership obtains home heating oil in either barge or truckload quantities, and has contracts with over 80 terminals for the right to temporarily store its heating oil at facilities not owned by the Partnership. Purchases are made pursuant to supply contracts or on the spot market. The Partnership has market price based contracts for substantially all its petroleum requirements with 12 different suppliers, the majority of which have significant domestic sources for their product, and many of which have been suppliers for over 10 years. Typically supply contracts have terms of 12 months. All of the supply contracts provide for maximum and in some cases minimum quantities, and in most cases the price is based upon the market price at the time of delivery.

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

     Concentration of Revenue with Guaranteed Maximum Price Customers

     Approximately 25% of the volume sold in the Partnership's heating oil segment is sold to individual customers under an agreement pre-establishing the maximum sales price of home heating oil over a twelve month period. The maximum price at which home heating oil is sold to these capped-price customers is generally renegotiated in the Spring of each year based on current market conditions. The heating oil segment currently enters into forward purchase contracts and futures contracts for a substantial majority of the heating oil it sells to these capped-price customers in advance and at a fixed cost. Should events occur after a capped-sales price is established that increases the cost of home heating oil above the amount anticipated, margins for the capped-price customers whose heating oil was not purchased in advance would be lower than expected, while those customers whose heating oil was purchased in advance would be unaffected. Conversely, should events occur during this period that decrease the cost of heating oil below the amount anticipated, margins for the capped-price customers whose heating oil was purchased in advance could be lower than expected, while those customers whose heating oil was not purchased in advance would be unaffected or higher than expected.

     In accordance with SFAS No. 80, "Accounting for Futures Contracts," futures contracts are classified as a hedge when the item to be hedged exposes the company to price risk and the futures contract reduces that risk exposure. Future contracts that relate to transactions that are expected to occur are accounted for as a hedge when the significant characteristics and expected terms of the anticipated transactions are identified and it is probable that the anticipated transaction will occur. If a transaction does not meet the criteria to qualify as a hedge, it is considered to be speculative. Any gains or losses associated with futures contracts which are classified as speculative are recognized in the current period. If a futures contract that has been accounted for as a hedge is closed or matures before the date of the anticipated transaction, the accumulated change in value of the contract is carried forward and included in the measurement of the related transaction. Option contracts are accounted for in the same manner as futures contracts. At March 31, 1999 the heating oil segment had futures contracts to buy 5.2 million gallons of #2 home heating oil with a notional and fair market value totaling $2.3 million respectively.

     At March 31, 1999 the heating oil segment also had 3.3 million gallons of heating oil forward purchase contracts which expire at various times with
     no contract expiring later than September 1999.   The unrealized losses on
     the heating oil segment's hedging activity was less than $0.1 million at March 31, 1999. This hedging activity is designed to help the heating oil segment achieve its planned margins and represents approximately 25% of the expected total home heating volume sold in a twelve month period.

     The carrying amount of all hedging financial instruments at March 31, 1999 was $42,000 and were included in Prepaid Expenses on the Condensed Consolidated Balance Sheet. The risk that counterparties to such instruments may be unable to perform is minimized by limiting the counterparties to major oil companies and major financial institutions, including the New York Mercantile Exchange. The Partnership does not expect any losses due to such counterparty default.

7)   Property, Plant and Equipment

     The components of property, plant, and equipment and their estimated useful lives were as follows:

(in thousands)
                              September 30, 1998   March 31, 1999   Estimated Useful Lives
                              ------------------   --------------   ----------------------
Land                               $  4,635            $ 12,049
Buildings and leasehold
  improvements                       10,313              16,631         4 - 30 years
Fleet and other equipment            16,918              33,088         3 - 30 years
Tanks and equipment                 102,493             105,044         8 - 30 years
Furniture and fixtures                2,833              12,477         5 - 12 years
                                   --------            --------
  Total                             137,192             179,289
Less accumulated depreciation        26,930              30,868
                                   --------            --------
  Total                            $110,262            $148,421
                                   ========            ========

8)  Intangibles and Other Assets

    The components of intangibles and other assets were as follows at the indicated dates:

(in thousands)                 September 30, 1998               March 31, 1999               Useful Lives
                               ------------------   -------------------------------------    ------------
                                  (Propane)          (Propane)   (Heating Oil)    Total
Goodwill                             $25,690           $25,690       $172,005    $197,695         25 years
Covenants not to compete               2,341             2,341              -       2,341          5 years
Customer lists                        34,028            34,028         94,000     128,028    10 - 15 years
Deferred charges                       2,907             2,873          2,322       5,195     6 - 14 years
                                     -------           -------       --------    --------
  Total intangibles                   64,966            64,932        268,327     333,259
Less accumulated amortization         13,568            15,564              -      15,564
                                     -------           -------       --------    --------
  Net intangibles                     51,398            49,368        268,327     317,695
Other assets                               -               100            715         815
                                     -------           -------       --------    --------
  Intangibles and other assets       $51,398           $49,468       $269,042    $318,510
                                     =======           =======       ========    ========

The table below summarizes the allocation by Star Gas Partners of the excess of purchase price over book value related to the acquisition of Petro. The allocation of the purchase price is based on the results of an appraisal of property, plant and equipment, customer lists and the March 26, 1999 recorded values for tangible assets and liabilities.

The allocation is as follows:

                                                                                      (in thousands)
Consideration given for the exchange of Petro shares                                     $  20,822

Fair market value of Petro's assets and liabilities as of March 26, 1999:
     Current assets                                                                       (107,102)
     Property, plant and equipment (1)                                                     (40,109)
     Value of Petro's investment in Star Gas                                               (21,864)
     Current liabilities                                                                    76,717
     Long-term debt                                                                        276,568
     Deferred income taxes                                                                  40,000
     Other liabilities                                                                       7,251
     Preferred stock                                                                        12,978
     Junior preferred stock                                                                  1,459
                                                                                         ---------
           Sub-total                                                                       245,898
                                                                                         ---------

Total value assigned to intangibles and other assets                                     $ 266,720
                                                                                         =========
Consisting of:
     Customer lists                                                                      $ 94,000
     Goodwill                                                                             172,005
     Other assets                                                                             715
                                                                                         --------
           Sub-total                                                                      266,720
     Deferred debt issuance cost (2)                                                        2,322
                                                                                         --------
Total heating oil intangibles                                                            $269,042
                                                                                         ========

(1)  Includes fair market value adjustment of $13.4 million.
(2) Incurred in connection with Petro's issuance of $90.0 million senior secured notes.

The fair market value for property, plant and equipment, excluding real estate, was established using the replacement cost approach method. The market approach was used in valuing the real estate. The value assigned to customer lists was derived using a discounted cash flow analysis. The cash attributable to the customer lists were discounted back at an equity risk adjusted cost of capital to the net present value. Any excess was attributable to goodwill.

9)   Acquisitions

     During fiscal 1998, the Partnership acquired seven unaffiliated retail propane dealers with an aggregate cost of $35.6 million. The acquisitions were accounted for under the purchase method of accounting. Since these acquisitions were completed after the heating season, the Partnership could not fully determine the impact of customer losses on the useful life of the customer lists acquired. As a result, the Partnership assigned a useful life of 15 years to these acquired customer lists, and has continued to monitor customer losses from these acquisitions in order to make any necessary adjustments.

     The following table indicates the allocation of the aggregate purchase prices paid for these acquisitions and the respective periods of amortization assigned.

     (in thousands)                                 Useful Lives
     Land                               $   492                    -
     Buildings                            1,381             30 years
     Furniture and equipment                153             10 years
     Fleet                                1,613         5 - 30 years
     Tanks and equipment                 14,829         5 - 30 years
     Customer lists                       5,231             15 years
     Restrictive covenants                  300              5 years
     Goodwill                            11,503             25 years
     Deferred charges                        56              6 years
                                        -------
         Total                          $35,558
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

     The aggregate value of the interests transferred to Star Gas from the Partnership was $3.5 million representing a .00027 General Partner interest and 147,727 Common Units in the Partnership. This amount was intended to compensate Star Gas for additional significant income tax liabilities which would be reflected in the consolidated federal income tax return of the General Partner's parent corporation, Petro, and was based upon an average of the of the Partnership's Common Units.

     The issuance of such partnership interests was approved by the Audit Committee of Star Gas and the Executive Committee of Petro.

     The acquisitions were accounted for under the purchase method of accounting. Purchase prices have been allocated to the acquired assets and liabilities based on their respective fair market values on the dates of acquisition. The purchase prices in excess of the fair values of net assets acquired were classified as intangibles in the Condensed Consolidated Balance Sheets. Sales and net income have been included in the Condensed Consolidated Statements of Operations from the respective dates of acquisition.

     The following unaudited pro forma information presents the results of operations of the Partnership and the acquisitions previously described, including the acquisition of Petro as described in footnote 2 as if the acquisitions had taken place on October 1, 1997.

(in thousands)                                    Six Months Ended March 31,
                                                  --------------------------
                                                     1998            1999
                                                     ----            ----

Sales                                              $425,229        $376,422
                                                   ========        ========

Net income                                         $ 46,099        $ 56,703
                                                   ========        ========
General Partner's interest in net income
                                                   $    916        $  1,126
Limited Partners' interest in net income           ========        ========

                                                   $ 45,183        $ 55,577
Basic and Diluted net income per limited partner   ========        ========
 unit
                                                   $   2.81        $   3.46
                                                   ========        ========



10)  Long-Term Debt and Working Capital Borrowings

     Long-term debt consisted of the following at the indicated dates:

     (in thousands)                          September 30,      March 31,
                                                 1998             1999
                                          ------------------  ------------

Star Gas:
8.04% First Mortgage Notes (a)                      $ 85,000      $ 85,000
7.17% First Mortgage Notes (a)                        11,000        11,000
Acquisition Facility Borrowings - Star Gas (b)         9,000         5,500

Petro:
7.92% Senior Notes (c)                                  -           90,000
9.0% Senior Notes (d)                                   -           62,697
10.25% Senior and Subordinated Notes (e)                -            4,280
Acquisition Facility Borrowings - Petro (f)             -            1,600
Acquisition Notes Payable (g)                           -           12,653
Subordinated Debentures (h)                             -            3,022
                                                    --------      --------
          Total                                      105,000       275,752
Less current maturities                                 (692)       (3,510)
                                                    --------      --------
          Total                                     $104,308      $272,242
                                                    ========      ========

     (a) In December 1995, the General Partner issued $85.0 million of first mortgage notes (the "First Mortgage Notes") with an annual interest rate of 8.04%. These notes were assumed as part of the Star Gas Conveyance by the Operating Partnership. In January 1998, the Operating Partnership issued an additional $11.0 of First Mortgage Notes with an annual interest rate of 7.17%. The Operating Partnership's obligations under the First Mortgage Note Agreements are secured, on an equal basis with the Operating Partnership's obligations under the Bank Credit Facilities, by a mortgage on substantially all of the real property and liens on substantially all of the operating facilities, equipment and other assets of the Operating Partnership. The First Mortgage Notes will mature September 15, 2010, and will require semiannual prepayments, without premium on the principal thereof, beginning on March 15, 2001. Interest on the Notes is payable semiannually on March 15 and September 15. For the year ended September 30, 1998, the Partnership incurred interest expense in the amount of $7.4 million on the First Mortgage Notes. The First Mortgage Note Agreements contain various restrictive and affirmative covenants applicable to Star Gas Propane, including restrictions on the incurrence of additional indebtedness and restrictions on certain investments, guarantees, loans, sales of assets and other transactions.

     (b) The Star Gas Bank Credit Facilities consist of a $25.0 million Acquisition Facility and a $12.0 million Working Capital Facility. The agreement governing the Bank Credit Facilities contains covenants and default provisions generally similar to those contained in the First Mortgage Note Agreements. As of September 30, 1998, there were also $4.8 million outstanding in borrowings under the Working Capital Facility. The Bank Credit Facilities bear interest at a rate based upon, at the Partnership's option, either the London Interbank Offered Rate plus a margin or a Base Rate (each as defined in the Bank Credit Facilities). The Partnership is required to pay a fee for unused commitments which amounted to $0.1 million for fiscal 1996, $0.2 million for fiscal 1997 and $0.1 million for fiscal 1998. For fiscal 1998, the weighted average interest rate on borrowings under these facilities was 7.46%.

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

     (c) Petro issued $90.0 million of 7.92% Senior Secured Notes in six separate series in a private placement to institutional investors as part of the Star Gas / Petro Transaction. The Senior Secured Notes are guaranteed by Star Gas Partners and are secured equally and ratably with Petro's existing senior debt and bank credit facilities by Petro's cash, accounts receivable, notes receivable, inventory and customer list. Each series of Senior Secured Notes will mature between April 1, 2003 and April 1, 2014. Only interest on each series is due semiannually. On the last interest payment date for each series, the outstanding principal amount is due and payable in full.

     The note agreements for the senior secured notes contain various negative and affirmative covenants, including restrictions on payment of dividends or other distributions by Star Gas Partners on any partnership interest if the ratio of consolidated pro forma operating cash flow to consolidated pro forma interest expense, do not meet the requirements in the agreement for the period of the four most recent fiscal quarters ending on or prior to the date of the dividend or distribution or an event of default would exist.

     (d) The Petro 9.0% Senior Secured Notes which pay interest semiannually were issued under agreements that are substantially identical to the agreements under which the $90.0 million of Senior Secured Notes were issued, including negative and affirmative covenants. The 9.0% Senior Notes are guaranteed by Star Gas Partners. The notes have various sinking fund payments of which the largest are $15.5 million due on October 1, 2000, $15.4 million due on October 1, 2001 and a final maturity payment of $30.3 million due on October 1, 2002. All such notes are redeemable at the option of the Partnership, in whole or in part upon payment of a premium as defined in the note agreement. The holders of these notes have the right to extend each maturity of the note for a one year period at an annual rate of 10.9%.

     (e) The Petro 10.25% Senior and Subordinated Notes which pay interest quarterly also were issued under agreements that are substantially identical to the agreements under which the $90.0 million and 9.0% Senior Notes were issued. These notes are also guaranteed by Star Gas Partners. Petro is required to repay $2.2 million on January 15, 2000 and to make a final maturity payment of $2.1 million on January 15, 2001. No premium is payable in connection with these required payments. The holders of these notes have the right to extend each maturity of the note for a one year period at an annual rate of 14.1%.

     (f) The Petro Bank Facilities consist of three separate facilities; a $40 million working capital facility, a $10 million insurance letter of credit facility and a $50 million acquisition facility. The working capital facility and letter of credit facility will expire on June 30, 2001. The acquisition facility will convert to a term loan on June 30, 2001 which will be payable in eight equal quarterly principal payments. Amounts borrowed under the working capital facility are subject to a requirement to maintain a zero balance for 90 consecutive days during the period from April 1 to September 30 of each year. In addition, each facility will bear an interest rate that is based on either the London Interbank Offer Rate or another base rate plus a set percentage. The bank facilities agreement contains covenants and default provisions generally similar to those contained in the note agreement for the senior secured notes.

     (g) These Petro notes were issued in connection with the purchase of fuel oil dealers and other notes payable and are due in monthly, quarterly, and annual installments. Interest is at various rates ranging from 8% to 15% per annum, maturing at various dates through 2004. Approximately $12.3 million of letter of credits issued under the Petro Bank Acquisition Facility are issued to support these notes.

     (h) Petro also has outstanding $1.3 million of 10 1/8% Subordinated Debentures due 2003, $0.7 million of 9 3/8% Subordinated Notes due 2006 and $1.1 million of 12 1/4% Subordinated Notes due 2005. In October 1998, the indentures under which the 10 1/8%, 9 3/8% and 12 1/4% subordinated notes were issued were amended to eliminate substantially all of the covenants provided by the indentures.

     As of March 31, 1999, the maturities during fiscal years ending September 30 are set forth in the following table:

                                           (in thousands)
            1999                            $    629
            2000                              13,060
            2001                              22,272
            2002                              28,901
            2003                              55,319
            Thereafter                       155,571
                                            --------
                                            $275,752
                                            ========

     As of March 31, 1999, the Partnership was in compliance with all borrowing covenants, as amended.

11)  Employee Benefit Plans

     Propane Segment
     The propane segment has a 401(k) plan which covers certain eligible non-union and union employees. Subject to IRS limitations, the 401(k) plan provides for each employee to contribute from 1.0% to 15.0% of compensation. The propane segment contributes to non-union participants a matching amount up to a maximum of 3.0% of compensation. Aggregate matching contributions made to the 401(k) plan during fiscal 1997 and 1998 were $0.4 million and $0.3 million, respectively. The propane segment also makes monthly contributions on behalf of its union employees to a union sponsored defined benefit plan. The amount charged to expense was $0.4 million for both fiscal 1997 and 1998.

     Heating Oil Segment
     Effective December 31, 1996, the heating oil segment consolidated all of its defined contribution pension plans and froze the benefits for nonunion personnel covered under defined benefit pension plans. In 1997, the heating oil segment froze the benefits of its New York City union defined benefit pension plan as a result of operation consolidations.

     The defined benefit and defined contribution plans covered substantially all of the heating oil segment's nonunion employees. Benefits under the frozen defined benefit plans were generally based on years of service and each employee's compensation. Benefits under the consolidated defined contribution plan are based on an employee's compensation. For the heating oil segment, pension expense under all non-union plans for the twelve months ended December 31, 1997 and 1998 was $4.0 million and $4.4 million respectively.

     The following tables provide a reconciliation of the changes in the heating oil segment's plan benefit obligations, fair value of assets, and a statement of the funded status at the indicated dates:

(in thousands)                                           Twelve Months Ended December 31,
                                                         --------------------------------
Reconciliation of Benefit Obligations                          1997         1998
--------------------------------------                         ----         ----
Benefit obligations at beginning of year                        $29,323      $29,258
Service cost                                                        116            -
Interest cost                                                     1,895        1,930
Actuarial (gain) loss                                               977          (63)
Benefit payments                                                 (1,384)      (1,547)
Settlements                                                      (1,669)      (2,201)
                                                           ------------  -----------
Benefit obligation at end of year                               $29,258      $27,377
                                                           ============  ===========

Reconciliation of Fair Value of Plan Assets
-------------------------------------------
Fair value of plan assets at beginning of year                  $20,367      $22,292
Actual return on plan assets                                     2,780         2,561
Employer contributions                                           2,458           615
Benefit payments                                                (1,384)       (1,547)
Settlements                                                     (1,929)       (2,883)
                                                           -----------    ----------
Fair value of plan assets at end of year                       $22,292       $21,038
                                                           ===========    ==========

                                                         Twelve Months Ended December 31,
                                                         --------------------------------
Funded Status                                                  1997         1998
-------------                                                  ----         ----
Benefit obligation                                             $29,258       $27,377
Fair value of plan assets                                       22,292        21,038
Unrecognized transition (asset) obligation                         (52)          (39)
Unrecognized prior service cost                                      -             -
Unrecognized net actuarial (gain) loss                           5,807         4,776

Prepaid (accrued) benefit cost prior to additional liability    (1,211)       (1,602)
Amount included in comprehensive income                          4,646         4,737
                                                         -------------     --------------
Prepaid (accrued) benefit cost                                 $(5,857)      $(6,339)
                                                         =============     ==============

Weighted-Average Assumptions Used in the Measurement of the
Company's Benefit Obligation as of December 31,
-----------------------------------------------------------
Discount rate                                                      6.5%          6.5%
Expected return on plan assets                                     8.5%          8.5%
Rate of compensation increase                                       N/A           N/A


     In addition, the heating oil segment made contributions to union-administered pension plans during the twelve months ended December 31, 1997 and 1998 of $2.5 million, and $2.0 million respectively.

12)  Unit Option Plan

     On December 20, 1995, the Partnership adopted a Unit Option Plan (the
     "Unit Option Plan"), which currently authorizes the issuance of options (the "Unit Options") and Unit Appreciation Rights ("UARS") covering up to 300,000 Subordinated Units to certain officers and employees of the Partnership. A total of 40,000 options were granted to key executives in December 1995. The Unit Options have the following characteristics: 1) an exercise price of $22 per unit, which is an estimate of the fair market value of the Subordinated Units at the time of grant, 2) vest over a five year period, 3) are exercisable after the subordination period has elapsed, and 4) expire on the tenth anniversary of the date of grant. No UARS have been granted pursuant to the plan.

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

     Propane Segment
     The future minimum rental commitments at September 30, 1998 under leases having an initial or remaining non-cancelable term of one year or more are as follows:
                                               (in thousands)
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
                                                 ======

     Propane segment rent expense was $1.3 million and $1.2 million for the years ended 1997 and 1998 respectively.

     Heating Oil segment
     The heating oil segment leases office space and other equipment under noncancelable operating leases which expire at various times through 2017. Certain of the real property leases contain renewal options and require the heating oil segment to pay property taxes.

     The future minimum rental commitments at December 31, 1998 for all heating oil segment operating leases having an initial or remaining noncancelable term of one year or more are as follows:

                                              (in thousands)
          1999                                   $ 4,333
          2000                                     3,763
          2001                                     3,194
          2002                                     3,437
          2003                                     3,292
          Thereafter                              19,056
                                                 -------
          Total minimum lease payments           $37,075
                                                 =======

     Heating oil segment rental expense under operating leases for the twelve months ended December 31, 1997 and 1998 was $7.5 million, and $6.6 million respectively.

14)  Commitments and Contingencies

     In the ordinary course of business, the Partnership is threatened with, or is named in, various lawsuits. The Partnership is not a party to any litigation which individually or in the aggregate could reasonably be expected to have a material adverse effect on the Partnership.

15)  Related Party Transactions

     Prior to March 26, 1999 the Partnership was managed by the Star Gas Corporation, a wholly owned subsidiary of Petro. Pursuant to the Partnership Agreement that was in effect at the time, Star Gas Corporation was entitled to reimbursement for all direct and indirect expenses incurred or payments it made on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by Star Gas Corporation in connection with operating the Partnership's business. Indirect expenses were allocated to the Partnership on a basis consistent with the type of expense incurred. For example, services performed by employees of Star Gas Corporation on behalf of the Partnership were reimbursed on the basis of hours worked and rent expense was reimbursed on the proportion of the square footage leased by the Partnership. For the fiscal years ended September 30, 1997 and 1998, the Partnership reimbursed Star Gas Corporation and Petro $17.1 million and $19.6 million, respectively, representing salary, payroll tax and other compensation paid to the employees of the Star Gas Corporation, including $0.2 million and $0.1 million, respectively, paid to Petro for certain corporate functions such as finance and compliance. In addition, the Partnership reimbursed Petro $0.9 million and $0.8 million for the fiscal years ended September 30, 1997 and 1998, respectively, relating to the Partnership's share of the costs incurred by Petro in conducting the operations of a certain shared branch location which included managerial services. As a result of the Star Gas / Petro Transaction, a newly formed subsidiary of Star Gas Propane was merged with Petro, with Petro surviving the merger as a wholly-owned indirect subsidiary of Star Gas Propane.

16)  Subsequent Events

     Cash Distribution
     On April 23, 1999 the Partnership announced that it would pay a cash distribution of $0.575 per common unit for the three months ended March 31, 1999. The distribution is payable on May 14, 1999 to holders of record as of May 4, 1999.

     Over-Allotment of Common Units
     In connection with the Star Gas / Petro Transaction, on April 26, 1999 the Underwriters exercised a 230,000 over-allotment of common units and the Partnership received $3.1 million in proceeds.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS


Overview

In analyzing the financial results of the Partnership, the following matters should be considered.

The results of operations for the three and six month periods ended March 31, 1999 include the Petro acquisition from March 26, 1999. Refer to footnote 2 of the condensed consolidated financial statements for a description of this transaction.

Propane and heating oil's primary use is for heating in residential and commercial applications. As a result, weather conditions have a significant impact on financial performance and should be considered when analyzing changes in financial performance. In addition, gross margins vary according to customer mix. For example, sales to residential customers generate higher profit margins than sales to other customer groups, such as agricultural customers. Accordingly, a change in customer mix can affect gross margins without necessarily impacting total sales.

Lastly, the propane and heating oil industries are seasonal in nature with peak activity occurring during the winter months. Accordingly, results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.


THREE MONTHS ENDED MARCH 31, 1999
COMPARED TO THREE MONTHS ENDED MARCH 31, 1998
---------------------------------------------


Volume

For the three months ended March 31, 1999, retail volume of propane and home heating oil increased 16.4 million gallons, or 48.3%, to 50.5 million gallons, as compared to 34.0 million gallons for the three months ended March 31, 1998. This increase was due to 8.0 million gallons provided by the March 26, 1999 acquisition of Petro, the heating oil segment, and an 8.4 million gallon increase in the propane segment. The 8.4 million gallon increase in the propane segment was largely due to the impact of colder temperatures, as well as the additional volume provided by propane acquisitions, internal growth and the volume attributable to certain customers who delayed their first winter delivery to the second fiscal quarter. In the Partnership's propane operating areas, temperatures were 18.7% colder than in the prior year's comparable quarter and 6.2% warmer than normal.

For the three months ended March 31, 1999, wholesale propane volume increased
4.5 million gallons, or 70.7%, to 10.8 million gallons, as compared to 6.3 million gallons for the three months ended March 31, 1998. This increase was primarily due to the impact of colder temperatures.


Sales

For the three months ended March 31, 1999, sales increased $14.2 million, or 37.5%, to $52.1 million, as compared to $37.9 million for the three months ended March 31, 1998. This increase was due to $8.1 million provided by the home heating oil segment and a $6.1 million increase in the propane segment. Sales rose in the propane segment due to the aforementioned increases in retail and wholesale propane volume, which were partially offset by lower selling prices. Selling prices declined versus the prior year's comparable period in response to lower propane supply costs.

Cost of Product

For the three months ended March 31, 1999, cost of product increased $3.9 million, or 25.6%, to $18.9 million, as compared to $15.0 million for the three months ended March 31, 1998. Cost of product relating to heating oil sales accounted for $3.7 million of this increase. In the propane segment, cost of product increased by $0.2 million, as the impact of higher volume sales was largely offset by lower propane supply costs.


Cost of Installation, Service and Appliances

For the three months ended March 31, 1999, cost of installation, service and appliances increased $1.1 million to $1.6 million, as compared to $0.5 million for the three months ended March 31, 1998. This increase was almost entirely due to the inclusion of approximately $1.0 million of expenses relating to the heating oil segment's cost of installation and service.


Delivery and Branch Expenses

For the three months ended March 31, 1999, delivery and branch expenses increased $2.4 million, or 25.4%, to $12.0 million, as compared to $9.6 million for the three months ended March 31, 1998. Delivery and branch expenses at the heating oil segment accounted for $1.1 million of this change. While retail volume increased 24.7% in the propane segment, operating expenses increased only 12.9%, or $1.3 million, due to economies of scale associated with acquisitions and internal growth.


Depreciation and Amortization Expenses

For the three months ended March 31, 1999, depreciation and amortization expenses increased $0.2 million, or 5.7%, to $3.0 million, as compared to $2.9 million for the three months ended March 31, 1998. This increase was largely due to the impact of propane acquisitions and other fixed asset additions.


General and Administrative Expenses

For the three months ended March 31, 1999, general and administrative expenses increased $0.3 million, or 19.2%, to $1.7 million, as compared to $1.4 million for the three months ended March 31, 1998. The increase was primarily due to the inclusion of $0.2 million of the heating oil segment's general and administrative expenses.


Interest Expense, net

For the three months ended March 31, 1999, net interest expense increased $0.5 million, or 25.9%, to $2.4 million, as compared to $1.9 million for the three months ended March 31, 1998. This change was primarily due to an increase in long-term debt used to finance propane acquisitions and $0.2 million of interest expense incurred by the heating oil segment.

Net Income

For the three months ended March 31, 1999, net income increased $6.0 million, or 93.5%, to $12.3 million, as compared to $6.4 million for the three months ended March 31, 1998. The increase in net income was attributable to the impact of colder temperatures, propane acquisitions and $1.9 million of net income provided by the heating oil segment.

Earnings before interest, taxes, depreciation and amortization, less net gain
(loss) on sales of equipment (EBITDA)

Earnings before interest, taxes, depreciation and amortization, less net gain
(loss) on sales of equipment (EBITDA) increased $6.6 million, or 58.3%, to $17.9 million, as compared to $11.3 million for the three months ended March 31, 1998. This increase was due to the impact of colder temperatures as well as the additional EBITDA provided by propane acquisitions, propane internal growth and $2.2 million of EBITDA generated by the heating oil segment. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies.

SIX MONTHS ENDED MARCH 31, 1999
COMPARED TO SIX MONTHS ENDED MARCH 31, 1998
-------------------------------------------


Volume

For the six months ended March 31, 1999, retail volume of propane and heating oil increased 7.3 million gallons, or 10.0%, to 79.9 million gallons, as compared to 72.6 million gallons for the six months ended March 31, 1998. This increase was due to 8.0 million gallons of additional volume provided by the heating oil segment from March 26, 1999 to March 31, 1999, which was reduced by a slight decline in retail volume of 0.8 million gallons in the propane segment. While retail propane volume was favorably impacted by acquisitions, colder temperatures and internal growth, which led to a 6.2 million gallon increase in volume, a 7.0 million gallon reduction in agriculture sales more than offset these benefits. The abnormal weather conditions during the first fiscal quarter resulted in a very dry fall harvest, which caused propane demand for crop drying
to be at its lowest level since 1991.   In the Partnership's propane operating
areas, temperatures for the six months ending March 31, 1999, were 2.2% colder than in the prior year's comparable period and 9.3% warmer than normal.

For the six months ended March 31, 1999, wholesale propane volume increased by
1.2 million gallons, or 7.3%, to 17.0 million gallons, as compared to 15.9 million gallons for the six months ended March 31, 1998. This increase was due to colder temperatures.


Sales

For the six months ended March 31, 1999, sales increased $2.6 million, or 3.3%, to $82.3 million, as compared to $79.7 million for the six months ended March 31, 1998. This increase was attributable to the $8.1 million additional sales provided by the heating oil segment, which were partially offset by a $5.5 million decline in propane sales. Propane sales declined due to lower agricultural sales and lower selling prices in response to lower propane supply costs. This decline was partially offset by additional propane sales attributable to propane acquisitions, colder temperatures and propane segment internal growth.


Cost of Product

For the six months ended March 31, 1999, cost of product decreased $6.0 million, or 16.6%, to $29.8 million, as compared to $35.8 million for the six months ended March 31, 1998. This decrease was due to lower propane supply costs of $9.7 million, partially offset by $3.7 million of costs attributable to the heating oil segment. While both propane selling prices and propane supply costs declined on a per gallon basis, the decline in selling prices was less than the decline in supply costs, which resulted in an increase in per gallon margins across all propane market segments.


Cost of Installation, Service and Appliances

For the six months ended March 31, 1999, cost of installation, service and appliances increased $1.2 million, or 84.0%, to $2.6 million, as compared to $1.4 million for the six months ended March 31, 1998. This increase was primarily due to $1.0 million of costs relating to the heating oil segment.


Delivery and Branch Expenses

For the six months ended March 31, 1999, delivery and branch expenses increased $2.6 million, or 13.1%, to $22.3 million, as compared to $19.7 million for the six months ended March 31, 1998. This increase was due to the inclusion of $1.1 million of heating oil operating costs, $0.8 million of additional operating costs of acquired propane companies and $0.7 million of additional propane segment costs associated with wage increases and internal growth.

Depreciation and Amortization

For the six months ended March 31, 1999, depreciation and amortization expenses increased $0.4 million, or 6.9%, to $6.0 million, as compared to $5.6 million for the six months ended March 31, 1998, primarily due to the impact of propane acquisitions and other fixed asset additions.


General and Administrative Expenses

For the six months ended March 31, 1999, general and administrative expenses increased $0.3 million, or 12.0%, to $3.2 million, as compared to $2.8 million for the six months ended March 31, 1998. This increase was primarily due to the inclusion of $0.2 million of heating oil general and administrative expenses.


Interest Expense, net

For the six months ended March 31, 1999, net interest expense increased $0.6 million, or 14.6%, to $4.5 million, as compared to $4.0 million for the six months ended March 31, 1998. This change was primarily due to an increase in long-term debt associated with propane acquisitions and $0.2 million of interest expense associated with the heating oil segment.


Net Income

For the six months ended March 31, 1999, net income increased $3.5 million, or 35.1%, to $13.6 million, as compared to $10.1 million for the six months ended March 31, 1998. This increase was due to colder temperatures, propane acquisitions, propane internal growth and $1.9 million of net income provided by the heating oil segment.


Earnings before interest, taxes, depreciation and amortization, less net gain
(loss) on sales of equipment (EBITDA)

Earnings before interest, taxes, depreciation and amortization, less net gain
(loss) on sales of equipment (EBITDA) increased $4.4 million, or 22.2%, to $24.4 million for the six months ended March 31, 1999, as compared to $20.0 million for the prior year's comparable period. This increase was due to the impact of acquisitions, colder weather conditions, higher per gallon propane gross profit margins and the $2.2 million of EBITDA generated by the heating oil segment. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies.

Liquidity and Capital Resources

As discussed in footnote 2 of the financial statements, an integral element of the Star Gas / Petro Transaction was the Partnership's March 1999 sale of 8.7 million common units. The net proceeds from this offering, net of underwriter's discounts, commissions and offering expenses was $116.1 million. These funds, along with the net proceeds from Petro's $87.7 million concurrent private debt placement, totaled $203.8 million. To effect the Star Gas / Petro Transaction, these funds were used to repay $192.3 million of Petro's debt and to redeem $11.7 million of Petro's preferred stock.

For the six months ended March 31, 1999, net cash provided by operating activities was $7.1 million, which includes $10.1 million of accrued interest and preferred dividend payments for Petro, in connection with the Star Gas / Petro Transaction. The net cash provided by operating activities, combined with $18.8 million of cash acquired from Petro in the acquisition, and $0.1 million of proceeds from the sale of fixed assets totaled $26.0 million. Such funds were utilized for capital expenditures of $2.4 million, net credit facility repayments of $4.8 million, acquisition facility repayments of $3.5 million and Partnership distributions of $4.4 million. As a result of the above activity, the Partnership's cash increased by $10.6 million.

The Partnership's cash requirements for the remainder of fiscal 1999 include maintenance capital expenditures of approximately $2.0 million. In addition, the Partnership plans to pay cash distributions of $15.2 million and conclude its Year 2000 compliance expenditures of $0.6 million. Based on its current cash position, bank credit availability and net cash from operating activities, the Partnership expects to be able to meet all of these obligations for fiscal 1999, as well as all of its other current obligations as they become due.

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

If needed modifications and conversions are not made on a timely basis, the Year 2000 issue could cause interruption in delivering product to customers or prevent the Partnership from fulfilling their service needs. The Partnership is currently using internal and external resources to identify and correct systems that are not Year 2000 compliant.

Since the Partnership does not internally develop software for its own use, software developed externally is being evaluated for Year 2000 compliance. This software is being upgraded or replaced if it is determined that it is not compliant. As part of this program, the Partnership's systems are being evaluated for meeting current and future business needs and the Partnership is using this process as an opportunity to upgrade and enhance its information systems. The Partnership anticipates completing such upgrades and replacements as needed by September 1999. The Partnership expects that most of these costs will be capitalized, as they are principally related to adding new hardware and software applications and functionality. Other costs will continue to be expensed as incurred. The Partnership's state of readiness to make each identified area Year 2000 compliant is at the implementation stage.

The Partnership has assessed a total cost of approximately $750,000 to make its computer systems Year 2000 compliant. Through March 31, 1999 the Company has incurred approximately $404,000 in Year 2000 compliance expenses for applications and hardware, and it expects to incur the remaining $346,000 through the summer of 1999 for additional applications and hardware.

Furthermore, the Partnership has also accelerated the planned replacement of its internal messaging system in order to gain entity-wide Year 2000 messaging compatibility. Through March 31, 1999 the Partnership has incurred approximately $30,000 of expenses for this project, and expects to incur an additional $220,000 by the summer of 1999 to complete the project.

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

In addition the Partnership has anticipated the possibility that not all of its vendors, suppliers and other third parties will have taken the necessary steps to adequately address their Year 2000 issues on a timely basis. In order to minimize the impact on the Partnership of non-compliance, the Partnership has been contacting all key suppliers to evaluate their Year 2000 readiness. The Partnership is preparing contingency plans for those suppliers whose non-compliance could have a material effect on the Partnership's business activities.

Accounting Principles Not Yet Adopted

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities and measure the instruments at fair value. The accounting for changes in fair value of a derivative depends upon the intended use of such derivative. The Partnership is still evaluating the effects of SFAS No. 133.

Statement Regarding Forward-Looking Disclosure

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which represent the Partnership's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on the Partnership's financial performance, the price and supply of propane and / or heating oil, and the ability of the Partnership to obtain new accounts and retain existing accounts. All statements other than statements of historical facts included in this Report including, without limitation, the statements under "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere herein, are forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The Partnership is exposed to interest rate risk primarily through its Bank Credit facilities. The Partnership utilizes these borrowings to meet its working capital needs and also to fund the short-term needs of its acquisition program.

At March 31, 1999, the Partnership had outstanding borrowings of approximately $7.1 million under its Acquisition Facilities, and no amount under its Letter of Credit Facility or its Working Capital Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be less than $0.1 million annually.

The Partnership also selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and commodity market price of home heating oil for its heating oil segment. The Partnership does not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Partnership would pay for the home heating oil being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of home heating oil at March 31, 1999, the potential unrealized loss on the Company's hedging activity would be reduced by $380,000 to a gain of $354,000; and conversely a hypothetical ten percent decrease would increase the unrealized losses by $380,000 to a loss of $406,000.

                           PART II OTHER INFORMATION
                           -------------------------


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a)      Special Meeting of Shareholders March 16, 1999.

(c)      Proposals


         1. Acquisition of Petroleum Heat and Power Co., Inc. through a merger and an exchange of equity.

          For            Against         Withheld       Abstain
          ---            -------         --------       -------

        2,034,331        152,096              -          40,060



          2.  Amend the partnership agreement to facilitate the transaction.

          For            Against         Withheld       Abstain
          ---            -------         --------       -------

        2,027,673        152,103              -          46,711



          3.  Election of a new general partner.

          For            Against         Withheld       Abstain
          ---            -------         --------       -------

        2,011,536         162,791             -          52,160

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


(a)      Exhibits Included Within:
         -------------------------


         (27) Financial data Schedule



(b)      Reports on Form 8-K
         -------------------


         Registrant filed a report on Form 8-K on February 18, 1999, to report under Item 5., "Other Events," certain historical financial statements of Petro, in order to permit the registrant to incorporate Petro's Financial Statements in future SEC filings .

         Registrant filed a report on Form 8-K on April 12, 1999, to report under Item 7., "Financial Statements and Exhibits," the December 31, 1998 financial statements of Petro, the business acquired; to report the December 31, 1998 Star Gas Partners, L.P. and Subsidiaries, condensed consolidated pro forma financial information which gives effect to the acquisition of Petro, by Star Gas Partners, L.P.; and to report as an exhibit the March 25, 1999 amendment to the Restated Agreement and plan of Merger dated as of February 3, 1999.

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:



Star Gas Partners, L.P.
By:  Star Gas LLC (General Partner)



Signature                        Title                         Date
---------                        -----                         ----


/s/  George Leibowitz            Chief Financial Officer       May 13, 1999
     ----------------
     George Leibowitz            Star Gas LLC
                                 (Principal Financial Officer)

/s/  James J. Bottiglieri        Vice President                May 13, 1999
     ---------------------
     James J. Bottiglieri        Star Gas LLC