Form 10-Q
period 1999-06-30
STAR GAS PARTNERS LP
filed 1999-08-11
CIK 1002590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

                                   (Mark One)

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

             For the transition period from _________ to _________

                       Commission File Number:   33-98490
                                                 --------


                            STAR GAS PARTNERS, L.P.
                            -----------------------

             (Exact name of registrant as specified in its charter)



Delaware                                                06-1437793
--------                                                ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

2187 Atlantic Street, Stamford, Connecticut             06902
-------------------------------------------             -----
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

                                 Yes   X    No
                                     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 1999:

Star Gas Partners, L.P.  13,251,667  Common Units
                          2,476,797  Senior Subordinated Units
                            345,364  Junior Subordinated Units
                            325,729  General Partner Units

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q




                                                                        PAGE
                                                                        ----
Part I   Financial Information:

         Item 1 - Condensed Financial Statements

              Condensed Consolidated Balance Sheets as of
               September 30, 1998 and June 30, 1999                         3

              Condensed Consolidated Statements of Operations for the
               Three months ended June 30, 1998 and June 30, 1999
               Nine months ended June 30, 1998 and June 30, 1999            4

              Condensed Consolidated Statements of Cash Flows for the
               nine months ended June 30, 1998 and June 30, 1999            5

              Condensed Consolidated Statement of Partners' Capital
               for the nine months ended June 30, 1999                      6

              Notes to Condensed Consolidated Financial Statements       7-23

         Item 2 - Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations                  24-31

         Item 3 - Quantitative and Qualitative Disclosures About
                  Market Risk                                              31

Part II  Other Information:

         Item 6 - Exhibits and Reports on Form 8-K                         32

         Signature                                                         33

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                June 30,
                                                                September 30,     1999
                                                                    1998       (unaudited)
                                                                -------------  -----------
Assets
Current assets:
 Cash and cash equivalents                                         $  1,115      $ 20,849
 Receivables, net of allowance of $252 and $1,759 respectively        5,279        49,588
 Inventories                                                         10,608        14,868
 Prepaid expenses and other current assets                              945         9,260
                                                                   --------      --------
      Total current assets                                           17,947        94,565
                                                                   --------      --------

Property and equipment, net                                         110,262       148,358

Intangibles and other assets, net                                    51,398       318,793
                                                                   --------      --------
      Total assets                                                 $179,607      $561,716
                                                                   ========      ========
Liabilities and Partners' Capital
Current liabilities:
 Accounts payable                                                  $  3,097      $ 10,389
 Bank credit facility borrowings                                      4,770         1,400
 Current maturities of long-term debt                                   692         2,331
 Accrued expenses                                                     3,315        37,882
 Unearned service contract revenue                                        -        12,990
 Customer credit balances                                             6,038        23,690
                                                                   --------      --------
      Total current liabilities                                      17,912        88,682
                                                                   --------      --------

Long-term debt                                                      104,308       265,407
Other long-term liabilities                                              40         7,247
Deferred income taxes                                                     -        34,632

Partners' Capital:
 Common unitholders                                                  58,686       156,697
 Subordinated unitholders                                            (1,446)       10,164
 General partner                                                        107        (1,113)
                                                                   --------      --------
      Total Partners' Capital                                        57,347       165,748
                                                                   --------      --------

      Total Liabilities and Partners' Capital                      $179,607      $561,716
                                                                   ========      ========

See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                  (unaudited)



                                                               Three Months Ended         Nine Months Ended
                                                                     June 30,                   June 30,
                                                             ----------------------      ---------------------
                                                               1998          1999          1998         1999
                                                             --------      --------      --------     --------
Sales:
 Product                                                      $14,347      $ 59,022      $89,437      $135,925
 Installation, service and appliances                           1,896        20,070        6,534        25,505
                                                              -------      --------      -------      --------
       Total sales                                             16,243        79,092       95,971       161,430

Costs and expenses:
 Cost of product                                                6,005        28,642       41,784        58,471
 Cost of installation, service and appliances                     513        24,021        1,942        26,651
 Delivery and branch                                            8,538        32,122       28,280        54,447
 Depreciation and amortization                                  2,868         8,458        8,509        14,489
 General and administrative                                     1,602         4,070        4,420         7,226
 Net (loss) on sales of assets                                    (28)           (5)        (213)          (96)
                                                              -------      --------      -------      --------
       Operating income (loss)                                 (3,311)      (18,226)      10,823            50
Interest expense, net                                           1,873         5,221        5,834         9,760
Amortization of debt issuance costs                                45           128          135           218
                                                              -------      --------      -------      --------
       Income (loss) before income taxes                       (5,229)      (23,575)       4,854        (9,928)
Income tax expense (benefit)                                        6        (5,362)          19        (5,324)
                                                              -------      --------      -------      --------
       Net income (loss)                                      $(5,235)     $(18,213)     $ 4,835      $ (4,604)
                                                              =======      ========      =======      ========
       General Partner's interest in net income (loss)        $  (105)     $   (364)     $    97      $    (92)
                                                              -------      --------      -------      --------
Limited Partners' interest in net income (loss)               $(5,130)     $(17,849)     $ 4,738      $ (4,512)
                                                              =======      ========      =======      ========
Basic and diluted net income per Limited Partner unit        $ (0.82)     $  (1.11)     $  0.79      $  (0.46)
                                                              =======      ========      =======      ========
Basic and diluted weighted average number of Limited
 Partner units outstanding                                      6,228        16,011        5,965         9,717
                                                              =======      ========      =======      ========

See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                          Nine Months Ended June 30,
                                                         ---------------------------
                                                             1998            1999
                                                         ---------------------------
Cash flows from operating activities:
Net income (loss)                                            $  4,835      $  (4,604)
Adjustments to reconcile net income to net cash
 provided by operating activities:
Depreciation and amortization                                   8,509         14,489
Amortization of debt issuance cost                                135            218
Provision for losses on accounts receivable                       240            168
Loss on sales of assets                                           213             96
Deferred tax benefit                                                -         (5,368)
Other                                                               -             (7)
Changes in operating assets and liabilities:
  Decrease in receivables                                         579         26,277
  Decrease (increase) in inventories                             (874)         9,195
  Decrease  (increase) in other assets                             85         (4,444)
  Decrease in accounts payable                                   (584)        (4,377)
  Increase (decrease) in other current and long-term
   liabilities                                                   (375)         2,313
                                                             --------      ---------
       Net cash provided by operating activities               12,763         33,956
                                                             --------      ---------

Cash flows from investing activities:
Capital expenditures                                           (3,825)        (4,936)
Proceeds from sales of fixed assets                               245            137
Cash acquired in acquisition                                    1,825         18,760
Acquisitions                                                   (5,259)        (2,581)
                                                             --------      ---------
       Net cash provided by (used in) investing
        activities                                             (7,014)        11,380
                                                             --------      ---------

Cash flows from financing activities:
Credit facility borrowings                                     13,280         11,850
Credit facility repayments                                    (12,330)       (15,220)
Acquisition facility borrowings                                21,000              -
Acquisition facility repayments                               (21,000)        (7,000)
Distributions                                                  (9,949)       (12,005)
Increase in deferred charges                                     (177)          (927)
Proceeds from issuance of Common Units, net                    16,089        118,824
Repayment of debt, net                                        (23,000)      (197,053)
Redemption of preferred stock                                       -        (11,746)
Proceeds from issuance of debt                                 11,000         87,552
Other                                                               -            123
                                                             --------      ---------
       Net cash used in financing activities                   (5,087)       (25,602)
                                                             --------      ---------

       Net increase in cash                                       662         19,734
Cash at beginning of period                                       889          1,115
                                                             --------      ---------
Cash at end of period                                        $  1,551      $  20,849
                                                             ========      =========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                   $  3,959      $  10,616
                                                             ========      =========

Non-cash investing activities:
  Acquisitions                                               $(26,467)     $       -
  Redemption of preferred stock                              $      -      $  (6,858)
  Assumption of note payable                                 $ 23,000      $       -
Non-cash financing activities:
  Issuance of Common Units                                   $  3,399      $   6,858
  Additional General Partner interest                        $     68      $       -

See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                  (unaudited)

                                             Number of Units
                                ------------------------------------------
                                                   Senior  Junior  General                        Senior   Junior    General
                                 Common    Sub.     Sub.    Sub.   Partner   Common      Sub.      Sub.     Sub.     Partner
                                 -------  -------  ------  ------  -------  ---------  --------  --------  -------  ---------
Balance as of
  September 30, 1998              3,859    2,396        -       -        -  $ 58,686   $(1,446)  $     -   $   -     $   107

Exchange of ownership in
  connection with the Star
  Gas / Petro Transaction                 (2,396)   2,477     345      326    (8,958)   (2,754)   11,903      797       (988)

Issuance of Units in
  equity offering (including
   exercise of overallotment)     8,950                                      118,824

Issuance of Units in
  redemption of Petro's
  12 7/8% Preferred Stock           401                                        5,399

Issuance of Units in
  redemption of Petro's
  Junior Preferred Stock            103                                        1,459

Net loss                                                                      (5,977)    4,200    (2,404)    (331)       (92)

Distributions
  ($1.675 per common unit)                                                   (11,865)                                   (140)

Other                               (61)                                        (871)                199
                               ----------------------------------------------------------------------------------------------
Balance as of
  June 30, 1999                  13,252        -    2,477     345      326  $156,697   $     -   $ 9,698    $ 466    $(1,113)
                               ==============================================================================================
                                 Partners'
                                  Capital
                                 ---------
Balance  as of
  September 30, 1998             $ 57,347

Exchange of ownership in
  connection with the Star
  Gas / Petro Transaction               -

Issuance of Units in
  equity offering (including
   exercise of overallotment)     118,824

Issuance of Units in
  redemption of Petro's
  12 7/8% Preferred Stock           5,399

Issuance of Units in
  redemption of Petro's
  Junior Preferred Stock            1,459

Net loss                           (4,604)

Distributions
  ($1.675 per common unit)        (12,005)

Other                                (672)
                                 --------
Balance as of
  June 30, 1999                  $165,748
                                 ========

See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1)  Partnership Organization

     Star Gas Partners, L.P. ("Star Gas Partners" or "the "Partnership") is a leading distributor of propane and home heating oil in the United States. Star Gas Propane, L.P., ("Star Gas Propane") a subsidiary of the Partnership, markets and distributes propane gas and related appliances to approximately 168,000 retail and wholesale customers in the Midwest and Northeast. Petro Holdings, Inc. ("Petro"), a subsidiary of Star Gas Propane, is the nation's largest distributor of home heating oil and serves approximately 335,000 customers in the Northeast and Mid-Atlantic region of the United States. Petro was acquired by the Partnership in a four part transaction as described in footnote 2.

     Prior to March 26, 1999, Petro had a 40.5% equity interest in the Partnership and a subsidiary of Petro was its general partner.

2)  Acquisition of Petro

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

     . each outstanding share of Petro junior convertible preferred stock was converted into 0.13064 common units (102,848 total common units); and

     . each outstanding share of Petro Series C exchangeable preferred stock due 2009 was converted into the right to receive $10.69 in cash per share plus accrued and unpaid dividends except for an aggregate of 505,000 shares of Series C preferred stock that were converted into an aggregate of 400,531 common units, plus accrued and unpaid dividends on the preferred, and may in the future receive an additional 175,000 Senior Subordinated Units.

     The Exchange occurred immediately prior to the merger and was comprised of the following elements.

     (a) Holders of Petro common stock, consisting of Irik P. Sevin, Audrey L. Sevin, Hanseatic Corp. and Hanseatic Americas Inc., who are referred to as the "LLC Owners," formed Star Gas LLC, to which they contributed their outstanding shares of Petro common stock in exchange for all of the limited liability company interests in Star Gas LLC. Star Gas LLC contributed those shares to Star Gas Partners in exchange for general partner units (325,729 general partner units). In addition, the LLC Owners contributed their remaining shares of Petro common stock to Star Gas Partners in exchange for junior subordinated units (345,364 junior subordinated units).

     (b) Other Petro common stockholders who were affiliates of Petro contributed shares of Petro common stock to Star Gas Partners in exchange for Star Gas Partners senior subordinated units.

     Financings and Refinancings
     ---------------------------

     Star Gas Partners offered and sold to the public 9.0 million common units in an equity offering (including 230,000 overallotment common units), the net proceeds of which were approximately $118.8 million. Petro offered and sold, in a private placement, $90.0 million of senior secured notes, the net proceeds of which were approximately $87.6 million. Star Gas Partners and Petro Holdings (a legal entity created as a result of the Star Gas / Petro Transaction to be the parent company of all the former Petro entities) guaranteed the notes.

     All of the net proceeds of the equity offering, together with the $87.6 million of net proceeds from the debt offering and $5.4 million of Petro's cash were used:

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

     New General Partner
     -------------------

     Since Star Gas Corporation is a wholly-owned subsidiary of Petro, which became a subsidiary of the Partnership in the transaction, it was no longer able to serve as Star Gas Partners' general partner. Star Gas Partners' new general partner is Star Gas LLC, which is owned by the LLC Owners. Star Gas LLC's sole business activity is being the general partner. Also, simultaneous to this change was the transfer of all Star Gas Corporation employees to Star Gas Propane.

     Amendment of Partnership Agreement
     ----------------------------------

     In order to complete the transaction, Star Gas Partners amended its partnership agreement and Star Gas Propane's partnership agreement to among other matters, increased the Minimum Quarterly Distribution ("MQD") from $0.55 to $0.575 per unit. The increase in the MQD raised the threshold needed to end the subordination period.

     In connection with the Star Gas/Petro transaction, the Senior Subordinated Units, Junior Subordinated Units and General Partnership Units can earn, pro rata, 303,000 additional Senior Subordinated Units each year that Petro meets certain financial goals up to a maximum of 909,000 additional Senior Subordinated Units.

3)  Summary of Significant Accounting Policies

     Basis of Presentation

     The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. The Consolidated Financial Statements for the period October 1, 1997 through June 30, 1998 include the accounts of Star Gas Partners, L.P., Star Gas Propane and its corporate subsidiary, Stellar Propane Service Corp. Beginning March 26, 1999, the Condensed Consolidated Financial Statements also include the accounts of Petro Holdings and its Subsidiaries, a wholly owned subsidiary of the Partnership resulting from the Star Gas / Petro Transaction. All material intercompany items and transactions have been eliminated in consolidation.

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

     The propane and heating oil industry are seasonal in nature because both are primarily used for heating in residential and commercial buildings. Therefore, the results of operations for the period ended June 30, 1998 and June 30, 1999 are not necessarily indicative of the results to be expected for a full year.

     Comprehensive Income

     The Partnership's comprehensive income consists of net income and other comprehensive income, the sole component of which is the minimum pension liability adjustment from its wholly-owned subsidiary Petro. There were no minimum pension liability adjustments at June 30, 1999.

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

     The Partnership's corporate subsidiaries file a consolidated Federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As a result of the Star Gas / Petro Transaction, the Partnership's heating oil subsidiary Petro, recorded a $40 million deferred income tax liability, which primarily reflects a difference in the basis between book and tax for the intangible assets acquired from Petro. At June 30, 1999 this amount was partially offset by the $5.4 million deferred tax asset generated by Petro's net operating loss carryforwards.

     Accounting Changes

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, FASB amended the effective date for SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership is assessing the impact and disclosure requirements of SFAS No. 133.

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

     In accordance with the merger agreement, distributions will not be made on the senior subordinated units, junior subordinated units, or general partner units until February 2000 at the earliest.


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



(in thousands)                                                     Three Months Ended
                                                 -------------------------------------------------------
                                                                            June 30, 1999
                                                                 ---------------------------------------
                                                June 30, 1998    Heating
Statement of Operations                            Propane         Oil        Propane      Consolidated
-----------------------                         --------------  ---------  --------------  -------------
Sales:
  Product                                             $14,347   $ 45,404        $ 13,618       $ 59,022
  Installation, service,
    and appliance                                       1,896     18,056           2,014         20,070
                                                      -------   --------        --------       --------
         Total sales                                   16,243     63,460          15,632         79,092

Costs and expenses:
  Cost of product                                       6,005     23,455           5,187         28,642
  Cost of installation, service,
    and appliances                                        513     23,316             705         24,021
  Delivery and branch                                   8,538     22,583           9,539         32,122
  Depreciation and
    amortization                                        2,868      5,423           3,035          8,458
  General and administrative                            1,602      2,439           1,631          4,070
  Net (loss) on sales of assets                           (28)         2              (7)            (5)
                                                      -------   --------        --------       --------
         Operating income (loss)                       (3,311)   (13,754)        ( 4,472)       (18,226)
Interest expense, net                                   1,873      3,261           1,960          5,221
Amortization of debt issuance
 costs                                                     45         83              45            128
                                                      -------   --------        --------       --------
         Income (loss) before
           income taxes                                (5,229)   (17,098)         (6,477)       (23,575)
Income tax expense (benefit)                                6     (5,368)              6         (5,362)
                                                      -------   --------        --------       --------
          Net income (loss)                           $(5,235)  $(11,730)       $ (6,483)      $(18,213)
                                                      =======   ========        ========       ========

Capital expenditures                                  $   797   $  1,121        $  1,464       $  2,585
                                                      =======   ========        ========       ========
(in thousands)                                               Nine Months Ended
                                          --------------------------------------------------------
                                                                      June 30, 1999
                                                          ----------------------------------------
                                          June 30, 1998   Heating
Statement of Operations                      Propane        Oil        Propane      Consolidated
-----------------------                   -------------  ---------  --------------  -------------
Sales:
  Product                                      $89,437   $ 53,312         $82,613       $135,925
  Installation, service,
    and appliance                                6,534     18,281           7,224         25,505
                                               -------   --------         -------       --------
         Total sales                            95,971     71,593          89,837        161,430

Costs and expenses:
  Cost of product                               41,784     27,152          31,319         58,471
  Cost of installation, service,
    and appliances                               1,942     24,290           2,361         26,651
  Delivery and branch                           28,280     23,726          30,721         54,447
  Depreciation and
    amortization                                 8,509      5,423           9,066         14,489
  General and administrative                     4,420      2,589           4,637          7,226
  Net (loss) on sales of assets                   (213)         2             (98)           (96)
                                               -------   --------         -------       --------
         Operating income (loss)                10,823    (11,585)         11,635             50
Interest expense, net                            5,834      3,486           6,274          9,760
Amortization of debt issuance
 costs                                             135         83             135            218
                                               -------   --------         -------       --------
         Income (loss) before
           income taxes                          4,854    (15,154)          5,226         (9,928)
Income tax expense (benefit)                        19     (5,343)             19         (5,324)
                                               -------   --------         -------       --------
          Net income (loss)                    $ 4,835   $ (9,811)        $ 5,207       $ (4,604)
                                               =======   ========         =======       ========

Capital expenditures                           $ 3,825   $  1,121         $ 3,815       $  4,936
                                               =======   ========         =======       ========






(in thousands)                                                                                June 30, 1999
                                                                                  -------------------------------------
                                                              September 30, 1998  Heating                       (1)
Balance Sheet                                                      Propane          Oil        Propane     Consolidated
-------------                                                 ------------------  --------  -------------  ------------
Assets
Current assets:
  Cash and cash equivalents                                        $  1,115       $ 20,541       $    308      $ 20,849
  Receivables                                                         5,279         43,957          5,631        49,588
  Inventories                                                        10,608         10,863          4,005        14,868
  Prepaid expenses and other current assets                             945          9,147          1,335         9,260
                                                                   --------       --------       --------      --------
         Total current assets                                        17,947         84,508         11,279        94,565

Property and equipment, net                                         110,262         40,091        108,267       148,358
Investment in Petro Holdings                                              -              -        107,476             -
Intangibles and other assets, net                                    51,398        269,513         49,280       318,793
                                                                   --------       --------       --------      --------
         Total assets                                              $179,607       $394,112       $276,302      $561,716
                                                                   ========       ========       ========      ========

Liabilities and Partners' Capital
Current Liabilities:
  Accounts payable                                                 $  3,097       $  8,143       $  2,246      $ 10,389
  Bank credit facility borrowings                                     4,770              -          1,400         1,400
  Current maturities of long-term debt                                  692          2,331              -         2,331
  Accrued expenses                                                    3,315         32,924          5,307        37,882
  Unearned service contract revenue                                       -         12,990              -        12,990
  Customer credit balances                                            6,038         20,970          2,720        23,690
                                                                   --------       --------       --------      --------
         Total current liabilities                                   17,912         77,358         11,673        88,682

Long-term debt                                                      104,308        167,407         98,000       265,407
Other long-term liabilities                                              40          7,239              8         7,247
Deferred income taxes                                                     -         34,632              -        34,632

Partners' Capital                                                    57,347        107,476        166,621       165,748
                                                                   --------       --------       --------      --------
         Total Liabilities and Partners' Capital                   $179,607       $394,112       $276,302      $561,716
                                                                   ========       ========       ========      ========

(1) The consolidated amounts include the necessary entries to eliminate the Investment in Petro Holdings.

6)   Inventories

     The components of inventory were as follows:


     (in thousands)                     September 30, 1998      June 30, 1999
                                        ------------------    -----------------
     Propane gas                              $ 8,807               $ 2,031
     Propane appliances and equipment           1,801                 1,974
     Fuel oil                                       -                 4,333
     Fuel oil parts and equipment                   -                 6,530
                                              -------               -------
                                              $10,608               $14,868
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

     Concentration of Revenue with Guaranteed Maximum Price Customers

     Approximately 25% of the volume sold in the Partnership's heating oil segment is sold to individual customers under an agreement pre-establishing the maximum sales price of home heating oil over a twelve month period. The maximum price at which home heating oil is sold to these capped-price customers is generally renegotiated prior to the heating season of each year based on current market conditions. The heating oil segment currently enters into forward purchase contracts and futures contracts for a substantial majority of the heating oil it sells to these capped-price customers in advance and at a fixed cost. Should events occur after a capped-sales price is established that increases the cost of home heating oil above the amount anticipated, margins for the capped-price customers whose heating oil was not purchased in advance would be lower than expected, while those customers whose heating oil was purchased in advance would be unaffected. Conversely, should events occur during this period that decrease the cost of heating oil below the amount anticipated, margins for the capped-price customers whose heating oil was purchased in advance could be lower than expected, while those customers whose heating oil was not purchased in advance would be unaffected or higher than expected.

     In accordance with SFAS No. 80, "Accounting for Futures Contracts," futures contracts are classified as a hedge when the item to be hedged exposes the company to price risk and the futures contract reduces that risk exposure. Future contracts that relate to transactions that are expected to occur are accounted for as a hedge when the significant characteristics and expected terms of the anticipated transactions are identified and it is probable that the anticipated transaction will occur. If a transaction does not meet the criteria to qualify as a hedge, it is considered to be speculative. Any gains or losses associated with futures contracts which are classified as speculative are recognized in the current period. If a futures contract that has been accounted for as a hedge is closed or matures before the date of the anticipated transaction, the accumulated change in value of the contract is carried forward and included in the measurement of the related transaction. Option contracts are accounted for in the same manner as futures contracts. At June 30, 1999 the heating oil segment had futures contracts to buy 50.7 million gallons of home heating oil with a notional and fair market value totaling $25.6 million and $26.0 million respectively; the propane segment had options to buy 5.0 million gallons of propane with a notional and fair market value totaling $1.6 million and $1.8 million respectively.

     At June 30, 1999 the heating oil segment also had 1.0 million gallons of heating oil forward purchase contracts which expire at various times with no contract expiring later than September 1999; the propane segment did not have any forward purchase contracts. At June 30, 1999, the unrealized gains on the heating oil segment and propane segment hedging activity was approximately $0.5 million and $0.2 million respectively. The heating oil segment's hedging activity is designed to help it achieve its planned margins and represents approximately 25% of the expected total home heating oil volume sold in a twelve month period. The propane segment's hedging activity is also designed to help it achieve its planned margins and represents approximately 5% of the expected total propane volume sold in a twelve month period.

     The carrying amount of all hedging financial instruments at June 30, 1999 was $0.3 million and was included in Prepaid Expenses on the Condensed Consolidated Balance Sheet. The risk that counterparties to such instruments may be unable to perform is minimized by limiting the counterparties to major oil companies and major financial institutions, including the New York Mercantile Exchange. The Partnership does not expect any losses due to such counterparty default.

7)  Property, Plant and Equipment

     The components of property, plant, and equipment and their estimated useful lives were as follows:

(in thousands)
                                           September 30, 1998        June 30, 1999     Estimated Useful Lives
                                           ------------------        -------------     ----------------------
Land                                           $  4,635                  $  8,227
Buildings and leasehold
  improvements                                   10,313                    20,583           4 - 30 years
Fleet and other equipment                        16,918                    33,437           3 - 30 years
Tanks and equipment                             102,493                   106,594           8 - 30 years
Furniture and fixtures                            2,833                    13,695           5 - 12 years
                                               --------                  --------
  Total                                         137,192                   182,536
Less accumulated depreciation                    26,930                    34,178
                                               --------                  --------
  Total                                        $110,262                  $148,358
                                               ========                  ========

8)  Intangibles and Other Assets

The components of intangibles and other assets were as follows at the indicated dates:

(in thousands)                                September 30,
                                                  1998                   June 30, 1999               Useful Lives
                                             ---------------  ------------------------------------  --------------
                                               (Propane)      (Propane)   (Heating Oil)    Total
Goodwill                                          $25,690       $25,690       $175,615    $201,305       25 years
Covenants not to compete                            2,341         2,361              -       2,361        5 years
Customer lists                                     34,028        34,599         94,633     129,232  10 - 15 years
Deferred charges                                    2,907         3,104          2,742       5,846   6 - 14 years
                                                  -------       -------       --------    --------
  Total intangibles                                64,966        65,754        272,990     338,744
Less accumulated amortization                      13,568        16,564          4,159      20,723
                                                  -------       -------       --------    --------
  Net intangibles                                  51,398        49,190        268,831     318,021
Other assets                                            -            90            682         772
                                                  -------       -------       --------    --------
  Intangibles and other assets                    $51,398       $49,280       $269,513    $318,793
                                                  =======       =======       ========    ========

The table below summarizes the current allocation by the Partnership of the excess of purchase price over book value related to the acquisition of Petro. The allocation of the purchase price was based on the results of an appraisal of property, plant and equipment, customer lists and the March 26, 1999 recorded values for tangible assets and liabilities as follows:

                                                                                  (in thousands)
Consideration given for the exchange of Petro shares                                     $  20,822

Fair market value of Petro's assets and liabilities as of March 26, 1999:
     Current assets                                                                       (107,102)
     Property, plant and equipment (1)                                                     (40,109)
     Value of Petro's investment in the Partnership                                        (21,864)
     Current liabilities                                                                    79,792
     Long-term debt                                                                        276,568
     Deferred income taxes                                                                  40,000
     Other liabilities                                                                       7,251
     Preferred stock                                                                        12,978
     Junior preferred stock                                                                  1,459
                                                                                         ---------
     Sub-total                                                                             248,973
                                                                                         ---------

Total value assigned to intangibles and other assets                                     $ 269,795
                                                                                         =========
Consisting of:
     Customer lists                                                                      $  94,000
     Goodwill                                                                              175,080
     Other assets                                                                              715
                                                                                         ---------
     Total                                                                               $ 269,795
                                                                                         =========

(1)  Includes fair market value adjustment of $13.4 million.

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

9)  Acquisitions

     During the nine months ended June 30, 1999, the Partnership acquired one unaffiliated retail propane dealer with an aggregate cost of $1.2 million, and Petro in a four part transaction as described in footnote number 2. Since the Star Gas / Petro Transaction, the Partnership has also acquired two unaffiliated heating oil dealers with an aggregate cost of $1.4 million.

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

     The following table indicates the allocation of the aggregate purchase prices paid for these acquisitions and the respective periods of amortization assigned:

     (in thousands)                                  Useful Lives
     Land                              $   492                   -
     Buildings                           1,381            30 years
     Furniture and equipment               153            10 years
     Fleet                               1,613          5-30 years
     Tanks and equipment                14,829          5-30 years
     Customer lists                      5,231            15 years
     Restrictive covenants                 300             5 years
     Goodwill                           11,503            25 years
     Deferred charges                       56             6 years
                                       -------
         Total                         $35,558
                                       =======

     The most significant transaction was the acquisition of the Pearl Gas Co., "Pearl". In October 1997, pursuant to a purchase agreement, the General Partner (prior to the Star Gas / Petro Transaction) purchased 240 shares of Common Stock ($100 par value) of Pearl, representing all of its issued and outstanding capital stock. The purchase price was $23.0 million and included working capital of $1.9 million and $0.4 of transaction expenses. Funding for this purchase was provided by a $23.0 million bank acquisition facility.

     This General Partner then contributed to the Partnership all of the assets it obtained in the stock purchase of Pearl Gas in exchange for a 2.7% interest in the Partnership and the assumption of all liabilities associated with the Pearl stock including the $23.0 million of bank debt. Subsequent to the acquisition, Pearl was merged into this General Partner as part of a tax-free liquidation. This General Partner purchased the outstanding shares of Common Stock of Pearl and subsequently conveyed the assets obtained in connection with this purchase, primarily to accommodate the prior owners desire to sell stock as opposed to assets and to complete the transaction using the most tax advantaged method possible.

     The aggregate value of the interests transferred to this General Partner from the Partnership was $3.5 million representing a .00027 General Partner interest and 147,727 Common Units in the Partnership. This amount was intended to compensate this General Partner for additional significant income tax liabilities which would be reflected in the consolidated federal income tax return of this entity's parent corporation, Petro, and was based upon an average of the of the Partnership's Common Units.

     The issuance of such partnership interests was approved by the Audit Committee of this General Partner and the Executive Committee of Petro.

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

     The following unaudited pro forma information presents the results of operations of the Partnership and the acquisitions previously described, including the acquisition of Petro as described in footnote 2, as if the acquisitions had taken place on October 1, 1997.

     (in thousands)                              Nine Months Ended June 30,
                                               ------------------------------
                                                    1998            1999
                                               --------------  --------------
     Sales                                           $510,033        $457,106
                                                     ========        ========

     Net income                                      $ 25,732        $ 33,272
                                                     ========        ========
     General Partner's interest in net income
                                                     $    515        $    665
     Limited Partners' interest in net income        ========        ========

     Basic and Diluted net income per limited
      partner unit                                   $ 25,217        $ 32,607
                                                     ========        ========

                                                     $   1.57        $   2.03
                                                     ========        ========


10)  Long-Term Debt and Working Capital Borrowings

     Long-term debt consisted of the following at the indicated dates:

     (in thousands)                            September 30,      June 30,
                                                    1998            1999
                                               -------------     ----------
     Star Gas Propane:
     8.04% First Mortgage Notes (a)                $ 85,000       $ 85,000
     7.17% First Mortgage Notes (a)                  11,000         11,000
     Acquisition Facility Borrowings (b)              9,000          2,000
     Working Capital Facility Borrowings (b)          4,770          1,400

     Petro:
     7.92% Senior Notes (c)                               -         90,000
     9.0% Senior Notes (d)                                -         62,697
     10.25% Senior and Subordinated Notes (e)             -          4,280
     Acquisition Facility Borrowings (f)                  -              -
     Acquisition Notes Payable (g)                        -          9,739
     Subordinated Debentures (h)                          -          3,022
                                                   --------       --------
                                                    109,770        269,138
     Less current maturities                           (692)        (2,331)
     Less bank credit facility borrowings            (4,770)        (1,400)
                                                   --------       --------
               Total                               $104,308       $265,407
                                                   ========       ========

     (a) In December 1995, the General Partner at that time issued $85.0 million of first mortgage notes (the "First Mortgage Notes") with an annual interest rate of 8.04%. These notes were assumed as part of the Star Gas Conveyance by Star Gas Propane. In January 1998, Star Gas Propane issued an additional $11.0 of First Mortgage Notes with an annual interest rate of 7.17%. Star Gas Propane's obligations under the First Mortgage Note Agreements are secured, on an equal basis with Star Gas Propane's obligations under the Bank Credit Facilities, by a mortgage on substantially all of the real property and liens on substantially all of the operating facilities, equipment and other assets of Star Gas Propane. The First Mortgage Notes will mature September 15, 2010, and will require semiannual prepayments, without premium on the principal thereof, beginning on March 15, 2001. Interest on the Notes is payable semiannually on March 15 and September 15. For the year ended September 30, 1998, the Partnership incurred interest expense in the amount of $7.4 million on the First Mortgage Notes. The First Mortgage Note Agreements contain various restrictive and affirmative covenants applicable to Star Gas Propane, including restrictions on the incurrence of additional indebtedness and restrictions on certain investments, guarantees, loans, sales of assets and other transactions.

     (b) The Star Gas Propane Bank Credit Facilities consist of a $25.0 million Acquisition Facility and a $12.0 million Working Capital Facility. At June 30, 1999 $2.0 million and $1.4 million was borrowed under the Acquisition Facility and Working Capital Facility respectively. The agreement governing the Bank Credit Facilities contains covenants and default provisions generally similar to those contained in the First Mortgage Note Agreements. The Bank Credit Facilities bear interest at a rate based upon, at the Partnership's option, either the London Interbank Offered Rate plus a margin or a Base Rate (each as defined in the Bank Credit Facilities). The Partnership is required to pay a fee for unused commitments which amounted to $0.1 million for fiscal 1996, $0.2 million for fiscal 1997 and $0.1 million for fiscal 1998. For fiscal 1998, the weighted average interest rate on borrowings under these facilities was 7.46%.

     The Working Capital Facility will expire June 30, 2001, but may be extended annually thereafter with the consent of the banks. Borrowings under the Acquisition Facility will revolve until September 30, 2000, after which time any outstanding loans thereunder, will amortize quarterly in equal principal payments with a final payment due on September 30, 2003.
     However, there must be no amount outstanding under the Working Capital Facility for at least 30 consecutive days during each fiscal year.

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

     (f) The Petro Bank Facilities consist of three separate facilities; a $40 million working capital facility, a $10 million insurance letter of credit facility and a $50 million acquisition facility. At June 30, 1999 no amount was outstanding under the working capital facility, $9.5 million of the insurance letter of credit was used, and $9.2 million of the acquisition facility was outstanding in the form of letter of credits (see footnote g below). The working capital facility and letter of credit facility will expire on June 30, 2001. The acquisition facility will convert to a term loan on June 30, 2001 which will be payable in eight equal quarterly principal payments. Amounts borrowed under the working capital facility are subject to a requirement to maintain a zero balance for 90 consecutive days during the period from April 1 to September 30 of each year. In addition, each facility will bear an interest rate that is based on either the London Interbank Offer Rate or another base rate plus a set percentage. The bank facilities agreement contains covenants and default provisions generally similar to those contained in the note agreement for the senior secured notes.

     (g) These Petro notes were issued in connection with the purchase of fuel oil dealers and other notes payable and are due in monthly, quarterly, and annual installments. Interest is at various rates ranging from 8% to 15% per annum, maturing at various dates through 2004. Approximately $9.2 million of letter of credits issued under the Petro Bank Acquisition Facility are issued to support these notes.

     (h) Petro also has outstanding $1.3 million of 10 1/8% Subordinated Debentures due 2003, $0.7 million of 9 3/8% Subordinated Notes due 2006 and $1.1 million of 12 1/4% Subordinated Notes due 2005. In October 1998, the indentures under which the 10 1/8%, 9 3/8% and 12 1/4% subordinated notes were issued were amended to eliminate substantially all of the covenants provided by the indentures.

     As of June 30, 1999, the maturities during fiscal years ending September 30 are set forth in the following table:

                                              (in thousands)
                    1999                          $    146
                    2000                            12,914
                    2001                            20,796
                    2002                            25,575
                    2003                            54,136
                    Thereafter                     155,571
                                                  --------
                                                  $269,138
                                                  ========

     As of June 30, 1999, the Partnership was in compliance with all borrowing covenants, as amended.

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

     The following tables provide a reconciliation of the changes in the heating oil segment's plan benefit obligations, fair value of assets, and a statement of the funded status at the indicated dates:


(in thousands)                                                    Twelve Months Ended December 31,
                                                              ----------------------------------------
Reconciliation of Benefit Obligations                                1997                   1998
-------------------------------------                         ------------------     ------------------
Benefit obligations at beginning of year                                $29,323                $29,258
Service cost                                                                116                      -
Interest cost                                                             1,895                  1,930
Actuarial (gain) loss                                                       977                    (63)
Benefit payments                                                         (1,384)                (1,547)
Settlements                                                              (1,669)                (2,201)
                                                              -----------------    -------------------
Benefit obligation at end of year                                       $29,258                $27,377
                                                              =================    ===================

Reconciliation of Fair Value of Plan Assets
-------------------------------------------
Fair value of plan assets at beginning of year                          $20,367                $22,292
Actual return on plan assets                                              2,780                  2,561
Employer contributions                                                    2,458                    615
Benefit payments                                                         (1,384)                (1,547)
Settlements                                                              (1,929)                (2,883)
                                                              -----------------    -------------------
Fair value of plan assets at end of year                                $22,292                $21,038
                                                              =================    ===================
                                                                  Twelve Months Ended December 31,
                                                                 ----------------------------------------
Funded Status                                                           1997                  1998
-------------                                                    ------------------     -----------------
Benefit obligation                                                         $29,258               $27,377
Fair value of plan assets                                                   22,292                21,038
Unrecognized transition (asset) obligation                                     (52)                  (39)
Unrecognized prior service cost                                                  -                     -
Unrecognized net actuarial (gain) loss                                       5,807                 4,776
                                                                 -----------------      ----------------
Prepaid (accrued) benefit cost prior to additional liability                (1,211)               (1,602)
Amount included in comprehensive income                                      4,646                 4,737
                                                                 -----------------      ----------------
Prepaid (accrued) benefit cost                                             $(5,857)              $(6,339)
                                                                 =================      ================

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

15)  Related Party Transactions

     Prior to March 26, 1999, the Partnership was managed by the Star Gas Corporation, a wholly owned subsidiary of Petro. Pursuant to the Partnership Agreement that was in effect at the time, Star Gas Corporation was entitled to reimbursement for all direct and indirect expenses incurred or payments it made on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by Star Gas Corporation in connection with operating the Partnership's business. Indirect expenses were allocated to the Partnership on a basis consistent with the type of expense incurred. For example, services performed by employees of Star Gas Corporation on behalf of the Partnership were reimbursed on the basis of hours worked and rent expense was reimbursed on the proportion of the square footage leased by the Partnership. For the fiscal years ended September 30, 1997 and 1998, the Partnership reimbursed Star Gas Corporation and Petro $17.1 million and $19.6 million, respectively, representing salary, payroll tax and other compensation paid to the employees of the Star Gas Corporation, including $0.2 million and $0.1 million, respectively, paid to Petro for certain corporate functions such as finance and compliance. In addition, the Partnership reimbursed Petro $0.9 million and $0.8 million for the fiscal years ended September 30, 1997 and 1998, respectively, relating to the Partnership's share of the costs incurred by Petro in conducting the operations of a certain shared branch location which included managerial services. As a result of the Star Gas / Petro Transaction, Star Gas Corporation was replaced as the General Partner by Star Gas LLC.

16)  Subsequent Events

     Cash Distribution

     On July 23, 1999 the Partnership announced that it would pay a cash distribution of $0.575 per common unit for the three months ended June 30, 1999. The distribution is payable on August 13, 1999 to holders of record as of August 3, 1999.

     Acquisitions

     On August 4, 1999 the Partnership acquired McBride Propane in Flint, Michigan with annual propane gallons of 2.8 million.

     On August 10, 1999 the Partnership signed a purchase agreement to acquire a retail propane distributor located in its midwest operating area with sales of 7.0 million gallons of propane annually. The consummation of this transaction is subject to finalization of due diligence, financing and other normal closing conditions.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS


Overview

In analyzing the financial results of the Partnership, the following matters should be considered.

The results of operations for the three and nine month periods ended June 30, 1999 include the Petro acquisition from March 26, 1999. Refer to footnote 2 of the condensed consolidated financial statements for a description of the Star Gas / Petro Transaction.

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

Also, the propane and heating oil industries are seasonal in nature with peak activity occurring during the winter months. Since Petro was acquired after the heating season, the results for the three and nine months ended June 30, 1999 included anticipated third fiscal quarter losses but do not include the profits from the heating season. Accordingly, results of operations for the periods presented are not indicative of the results to be expected for a full year.


THREE MONTHS ENDED JUNE 30, 1999
COMPARED TO THREE MONTHS ENDED JUNE 30, 1998
--------------------------------------------


Volume

For the three months ended June 30, 1999, retail volume of propane and home heating oil increased 44.7 million gallons to 56.9 million gallons, as compared to 12.2 million gallons for the three months ended June 30, 1998. This increase was due to 43.8 million gallons provided by the March 26, 1999 acquisition of Petro, the heating oil segment, and a 0.9 million gallon increase in the propane segment. The 0.9 million gallon increase in the propane segment was due to the additional volume provided by propane acquisitions and internal growth. In the Partnership's propane operating areas, temperatures were 3.8% warmer than in the prior year's comparable quarter and 20.5% warmer than normal.

For the three months ended June 30, 1999, wholesale propane volume decreased 3.1 million gallons, or 50.3%, to 3.1 million gallons, as compared to 6.3 million gallons for the three months ended June 30, 1998. This decrease was due to the lower summertime pre-season buying demand.


Sales

For the three months ended June 30, 1999, sales increased $62.8 million, or 386.9%, to $79.1 million, as compared to $16.2 million for the three months ended June 30, 1998. This increase was due to $63.5 million provided by the home heating oil segment partially offset by a $0.6 million reduction in the propane segment. Sales decreased in the propane segment due to lower wholesale volumes and lower selling prices, partially offset by the increased retail volume.

Cost of Product

For the three months ended June 30, 1999, cost of product increased $22.6 million, or 377.0%, to $28.6 million, as compared to $6.0 million for the three months ended June 30, 1998. Cost of product relating to heating oil sales accounted for $23.5 million of this increase. In the propane segment, cost of product decreased by $0.8 million, as the impact of higher retail volume sales was largely offset by lower propane supply cost and less wholesale volume. While both propane selling prices and propane supply costs declined on a per gallon basis, the decline in selling prices were greater than the decline in supply costs, which resulted in a decrease in per gallon margins.


Cost of Installation, Service and Appliances

For the three months ended June 30, 1999, cost of installation, service and appliances increased $23.5 million to $24.0 million, as compared to $0.5 million for the three months ended June 30, 1998. This increase was almost entirely due to the inclusion of $23.3 million of expenses relating to the heating oil segment's cost of installation and service.


Delivery and Branch Expenses

For the three months ended June 30, 1999, delivery and branch expenses increased $23.6 million, or 276.2%, to $32.1 million, as compared to $8.5 million for the three months ended June 30, 1998. Delivery and branch expenses at the heating oil segment accounted for $22.6 million of this change. The $1.0 million increase in operating expenses for the propane segment was due to additional operating cost of acquired propane companies and marketing expenses relating to the propane segment's tank set program, which has increased same store residential volume by approximately 4.0%.


Depreciation and Amortization Expenses

For the three months ended June 30, 1999, depreciation and amortization expenses increased $5.6 million, or 194.9%, to $8.5 million, as compared to $2.9 million for the three months ended June 30, 1998. This increase was largely due to $5.4 million of depreciation and amortization expenses for the heating oil segment with the difference attributable to the impact of propane acquisitions and other fixed asset additions.


General and Administrative Expenses

For the three months ended June 30, 1999, general and administrative expenses increased $2.5 million, or 154.1%, to $4.1 million, as compared to $1.6 million for the three months ended June 30, 1998. The increase was primarily due to the inclusion of $2.4 million of the heating oil segment's general and administrative expenses.


Interest Expense, net

For the three months ended June 30, 1999, net interest expense increased $3.3 million, or 178.7%, to $5.2 million, as compared to $1.9 million for the three months ended June 30, 1998. This change was primarily due to $3.3 million of interest expense incurred by the heating oil segment.

Income Tax Expense (Benefit)

For the three months ended June 30, 1999, the income tax benefit was $5.4 million, as compared to an income tax expense of $0.01 million for the three months ended June 30, 1998. This change was due to the heating oil segment's corporate net operating loss carryforwards, which generated $5.4 million in deferred tax benefits offsetting in part the deferred tax liability.


Net Loss

For the three months ended June 30, 1999, net loss increased $13.0 million to a loss of $18.2 million, as compared to a net loss of $5.2 million for the three months ended June 30, 1998. The anticipated increase in the net loss was largely the result of the inclusion of the heating oil segment's seasonally related loss of $11.8 million and $1.2 million less net income in the propane segment due to lower wholesale volumes, an increase in marketing expenses and lower per gallon propane margins.


Earnings before interest, taxes, depreciation and amortization, less net gain
(loss) on sales of equipment (EBITDA)

Earnings before interest, taxes, depreciation and amortization, less net gain
(loss) on sales of equipment (EBITDA) decreased $9.3 million, to a loss of $9.8 million, as compared to a loss of $0.4 million for the three months ended June 30, 1998. This change was due to the seasonally related EBITDA loss of $8.3 million incurred by the heating oil segment. In addition, the EBITDA loss in the propane division increased by $1.0 million due to lower wholesale volume, additional marketing expenses, and lower per gallon propane margins associated with the propane division's successful tank set program. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies.

NINE MONTHS ENDED JUNE 30, 1999
COMPARED TO NINE MONTHS ENDED JUNE 30, 1998
-------------------------------------------


Volume

For the nine months ended June 30, 1999, retail volume of propane and heating oil increased 52.0 million gallons, or 61.3%, to 136.8 million gallons, as compared to 84.8 million gallons for the nine months ended June 30, 1998. This increase was due to 51.9 million gallons of additional volume provided by the heating oil segment from March 26, 1999 to June 30, 1999. For the period, retail propane was 84.9 million gallons, 0.1 million gallons less than the prior year's comparable period. While retail propane volume increased by 6.6 million gallons due to acquisitions, internal growth and slightly colder temperatures, these positive influences were offset by a 6.5 million decrease in agricultural volume. The abnormal weather conditions during the first fiscal quarter resulted in a very dry fall harvest, which caused propane demand for crop drying to be at its lowest level since 1991. In the Partnership's propane operating areas, temperatures for the nine months ending June 30, 1999, were 1.4% colder than in the prior year's comparable period and 10.8% warmer than normal.

For the nine months ended June 30 1999, wholesale propane volume decreased by
2.0 million gallons, or 8.9%, to 20.2 million gallons, as compared to 22.1 million gallons for the nine months ended June 30, 1998. This decrease was due to the lower summertime pre-season buying demand.


Sales

For the nine months ended June 30, 1999, sales increased $65.5 million, or 68.2%, to $161.4 million, as compared to $96.0 million for the nine months ended June 30, 1998. This increase was attributable to $71.6 million of additional sales provided by the heating oil segment, which were partially offset by a $6.1 million decline in the propane segment. Propane sales declined due to lower agricultural sales and lower selling prices in response to a decline in propane supply costs. This decline was partially offset by additional propane sales attributable to propane acquisitions, colder temperatures and propane segment internal growth.


Cost of Product

For the nine months ended June 30, 1999, cost of product increased $16.7 million, or 39.9%, to $58.5 million, as compared to $41.8 million for the nine months ended June 30, 1998. This increase was due to $27.2 million of costs attributable to the heating oil segment, partially offset by lower propane supply cost of $10.5 million. While both propane selling prices and propane supply costs declined on a per gallon basis, the decline in selling prices was less than the decline in supply costs, which resulted in an increase in per gallon margins across all propane market segments.


Cost of Installation, Service and Appliances

For the nine months ended June 30, 1999, cost of installation, service and appliances increased $24.7 million, to $26.7 million, as compared to $1.9 million for the nine months ended June 30, 1998. This increase was primarily due to $24.3 million of costs relating to the heating oil segment.


Delivery and Branch Expenses

For the nine months ended June 30, 1999, delivery and branch expenses increased $26.2 million, or 92.5%, to $54.4 million, as compared to $28.3 million for the nine months ended June 30, 1998. This increase was primarily due to the inclusion of $23.7 million of heating oil operating costs. In addition, propane operating expenses increased by $1.4 million due to $0.6 million of costs associated with the segment's marketing initiatives and normal expense increases of 2.8% or $0.8 million.

Depreciation and Amortization

For the nine months ended June 30, 1999, depreciation and amortization expenses increased $6.0 million, or 70.3%, to $14.5 million, as compared to $8.5 million for the nine months ended June 30, 1998. This increase was primarily due to $5.4 million of heating oil segment depreciation and amortization with the remainder attributable to the impact of propane acquisitions and other fixed asset additions.


General and Administrative Expenses

For the nine months ended June 30, 1999, general and administrative expenses increased $2.8 million, or 63.5%, to $7.2 million, as compared to $4.4 million for the nine months ended June 30, 1998. This increase was primarily due to the inclusion of $2.6 million of heating oil general and administrative expenses.


Interest Expense, net

For the nine months ended June 30, 1999, net interest expense increased $3.9 million, or 67.3%, to $9.8 million, as compared to $5.8 million for the nine months ended June 30, 1998. This change was primarily due to $3.5 million of interest expense at the heating oil segment and an increase in borrowings associated with propane acquisitions.


Income Tax Expense (Benefit)

For the nine months ended June 30, 1999, the income tax benefit was $5.3 million as compared to an income tax expense of $0.02 million for the nine months ended June 30, 1998. This change was due to the heating oil segment's corporate net operating loss carryforwards, which generated $5.4 million in deferred tax benefits offsetting in part the deferred tax liability.



Net Income

For the nine months ended June 30, 1999, the net loss was $4.6 million, as compared to net income of $4.8 million for the nine months ended June 30, 1998. This change was due to the $9.8 million seasonal related net loss from the heating oil segment, partially offset by $0.4 million of additional net income from the propane segment primarily due to acquisitions.


Earnings before interest, taxes, depreciation and amortization, less net gain
(loss) on sales of equipment (EBITDA)

Earnings before interest, taxes, depreciation and amortization, less net gain
(loss) on sales of equipment (EBITDA) decreased $4.9 million, or 25.1%, to $14.6 million for the nine months ended June 30, 1999, as compared to $19.3 million for the prior year's comparable period. This decrease was due to the seasonally related EBITDA loss of $6.2 million incurred by the heating oil segment, partially offset by $1.3 million of additional propane segment EBITDA. This increase in the propane segment was attributable to the impact of acquisitions, 1.4% colder weather conditions and higher per gallon propane gross profit margins. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies.

Liquidity and Capital Resources

As discussed in footnote 2 of the financial statements, an integral element of the Star Gas / Petro Transaction was the Partnership's March 1999 sale of 9.0 million common units (including 230,000 overallotment common units exercised in April 1999). The net proceeds from the offering, net of underwriter's discounts, commissions and offering expenses was $118.8 million. These funds, along with the net proceeds from Petro's $87.6 million concurrent private debt placement, totaled $206.4 million. To effect the Star Gas / Petro Transaction, these funds were used to repay $193.9 million of Petro's debt, to redeem $11.7 million of Petro's preferred stock, and to pay $0.6 million in transactional fees.

For the nine months ended June 30, 1999, net cash provided by operating activities was $34.0 million. This amount combined with $18.8 million of cash acquired from Petro in the acquisition, and $0.1 million of proceeds from the sale of fixed assets totaled $52.9 million. Such funds were utilized for capital expenditures of $4.9 million, acquisitions of $2.6 million, net credit facility repayments of $3.4 million, acquisition facility repayments of $7.0 million, non-Star Gas / Petro Transaction related debt repayments of $3.3 million, and Partnership distributions of $12.0 million. As a result of the above activity, the Partnership's cash increased by $19.7 million.

The Partnership's cash requirements for the remainder of fiscal 1999 include maintenance capital expenditures of approximately $1.5 million. In addition, the Partnership plans to pay cash distributions of $7.6 million and conclude its Year 2000 compliance expenditures of $0.2 million. Based on its current cash position, bank credit availability and net cash from operating activities, the Partnership expects to be able to meet all of these obligations for fiscal 1999, as well as all of its other current obligations as they become due. The Partnership also plans to continue with the acquisition approach of its business strategy by pursuing strategic acquisitions, and to prudently fund such acquisitions through a combination of internally generated cash, debt and equity.

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

The Partnership has assessed a total cost of approximately $885,000 to make its computer systems Year 2000 compliant and to upgrade its internal messaging system. Through June 30, 1999 the Partnership has incurred approximately $645,000 in Year 2000 compliance related expenses for applications and hardware, and it expects to incur the remaining $240,000 through the summer of 1999 for additional applications and hardware.

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

Accounting Principles Not Yet Adopted

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities and measure the instruments at fair value. The accounting for changes in fair value of a derivative depends upon the intended use of such derivative. The Partnership is still evaluating the effects of SFAS No. 133.

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

At June 30, 1999, the Partnership had outstanding borrowings of approximately $3.4 million under its Bank Credit Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be less than $0.1 million annually.

The Partnership also selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and commodity market price of home heating oil for its heating oil segment. The Partnership does not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Partnership would pay for the home heating oil being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of home heating oil at June 30, 1999, the potential unrealized gain on the Company's hedging activity would be increased by $2.6 million to a gain of $3.1 million; and conversely a hypothetical ten percent decrease would decrease the unrealized gain by $2.6 to a loss of $2.2 million.

                           PART II OTHER INFORMATION
                           -------------------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits Included Within:
         -------------------------

         (27)    Financial Data Schedule

         10.1 Seventh amendment dated June 18, 1999 to the Credit Agreement dated December 13, 1995, between Star Gas Propane, L.P. and BankBoston, N.A. and NationsBank, N.A.

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:


Star Gas Partners, L.P.
By:  Star Gas LLC (General Partner)


Signature                        Title                           Date
---------                        -----                           ----

/s/  George Leibowitz            Chief Financial Officer         August 11, 1999
     ----------------            Star Gas LLC
     George Leibowitz            (Principal Financial Officer)


/s/  James J. Bottiglieri        Vice President                  August 11, 1999
     ---------------------       Star Gas LLC
     James J. Bottiglieri