Form 10-K405
period 1999-09-30
STAR GAS PARTNERS LP
filed 1999-12-02
CIK 1002590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

                                  (Mark One)

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1999
                                           ------------------

                                      OR

        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

             For the transition period from _________ to _________

                      Commission File Number:  33-98490
                                               --------

                            STAR GAS PARTNERS, L.P.
                            -----------------------
            (Exact name of registrant as specified in its charter)

                        Delaware                                                06-1437793
-------------------------------------------------------------         -----------------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

2187 Atlantic Street, Stamford, Connecticut                    06902
-------------------------------------------                 ----------
(Address of principal executive office)                     (Zip Code)

                                (203) 328-7300
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered
       -------------------            -----------------------------------------
        Common Units                          New York Stock Exchange
        Senior Subordinated Units             New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No_____
                                         ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Star Gas Partners, L.P. Common Units held by non-affiliates of Star Gas Partners, L.P. on November 22, 1999 was approximately $213,280,000. As of November 22, 1999 the number of Star Gas Partners, L.P. shares outstanding for each class of common stock was:

     14,377,467  Common Units
      2,476,797  Senior Subordinated Units
        345,364  Junior Subordinated Units
        325,729  General Partner Units

Documents Incorporated by Reference:  None

                            STAR GAS PARTNERS, L.P.

                         1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                    Part I

                                                                                                      Page
Item  1.    Business                                                                                    3
Item  2.    Properties                                                                                 13
Item  3.    Legal Proceedings - Litigation                                                             13
Item  4.    Submission of Matters to a Vote of Security Holders                                        13

                                    PART II

Item  5.    Market for the Registrant's Units and Related Matters                                      14
Item  6.    Selected Historical Financial and Operating Data                                           15
Item  7.    Management's Discussion and Analysis of Financial Condition and Results of Operations      17
Item  7A.   Quantitative and Qualitative Disclosures about Market Risk                                 23
Item  8.    Financial Statements and Supplementary Data                                                23
Item  9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       23

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant                                         24
Item 11.    Executive Compensation                                                                     28
Item 12.    Security Ownership of Certain Beneficial Owners and Management                             29
Item 13.    Certain Relationships and Related Transactions                                             30

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                           31

                                    PART I
                               ITEM 1. BUSINESS


Structure

Star Gas Partners, L.P. ("Star Gas Partners" or "the "Partnership") is a leading distributor of propane and home heating oil in the United States. Star Gas Propane, L.P., ("Star Gas Propane" or the "Propane Segment") a wholly owned subsidiary of the Partnership, markets and distributes propane gas and related products to approximately 186,000 retail and wholesale customers in the Midwest and Northeast. Petro Holdings, Inc. ("Petro," "Heating Oil Segment," or the former Petroleum Heat and Power Co., Inc.), an indirect wholly owned subsidiary of Star Gas Propane, is the nation's largest distributor of home heating oil and related products and serves approximately 335,000 customers in the Northeast and Mid-Atlantic region of the United States. In the transaction described below, Petro was acquired by the Partnership. Prior to March 26, 1999, Petro had a 40.5% equity interest in the Partnership and a subsidiary of Petro was its general partner.


Acquisition of Petro

The Partnership acquired Petro in a four-part transaction ("Star Gas / Petro Transaction"), which closed concurrently.

Merger and Exchange
-------------------

Petro, Star Gas Partners and Star Gas Propane entered into a merger agreement (the "Merger Agreement"). Under the terms of the merger agreement, a newly formed subsidiary of Star Gas Propane was merged with Petro, with Petro surviving the merger as a wholly owned indirect subsidiary of Star Gas Propane.

As a result of the merger:

 .    each outstanding share of Petro Class A common stock, par value $0.10 per share, and Petro Class C common stock, par value $0.10 per share, other than shares that were exchanged in a transaction described below (the "Exchange"), was converted into 0.11758 senior subordinated units (2,476,797 senior subordinated units);
 .    each outstanding share of Petro junior convertible preferred stock was converted into 0.13064 common units (102,848 total common units); and
 .    each outstanding share of Petro Series C exchangeable preferred stock due
     2009 was converted into the right to receive $10.69 in cash per share plus accrued and unpaid dividends, except for an aggregate of 505,000 shares of Series C preferred stock that were converted into an aggregate of 400,531 common units, plus accrued and unpaid dividends on the preferred, with the right to receive an additional 175,000 senior subordinated units contingent upon Petro achieving certain operating results.

The Exchange occurred immediately prior to the merger and was comprised of the following elements:

(a) Certain holders of Petro common stock, consisting of Irik P. Sevin, Audrey
L. Sevin, Hanseatic Corp. and Hanseatic Americas Inc. (the "LLC Owners"), formed Star Gas LLC, to which they contributed their outstanding shares of Petro common stock in exchange for all of the limited liability company interests in Star Gas LLC. Star Gas LLC contributed those shares to Star Gas Partners in exchange for general partner units (325,729 general partner units). In addition, the LLC Owners contributed their remaining shares of Petro common stock to Star Gas Partners in exchange for junior subordinated units (345,364 junior subordinated units).

(b) Certain other Petro common stockholders who were affiliates of Petro contributed shares of Petro common stock to Star Gas Partners in exchange for Star Gas Partners senior subordinated units. The senior subordinated units, junior subordinated units and general partnership units can earn, pro rata, 303,000 additional senior subordinated units each year that the heating oil segment meets certain financial goals. A maximum of 909,000 additional senior subordinated units can be issued.

Financings and Refinancings
---------------------------

Star Gas Partners offered and sold to the public 9.0 million common units in an equity offering (including 230,000 overallotment common units), the net proceeds of which were approximately $118.8 million. Petro offered and sold, in a private placement, $90.0 million of senior secured notes, the net proceeds of which were approximately $87.6 million. Star Gas Partners and Petro Holdings Inc. guaranteed the notes.

All of the $118.8 million of net proceeds of the equity offering, together with the $87.6 million of net proceeds from the debt offering and $5.4 million of Petro's cash were used:

 .    to redeem $80.2 million principal amount of Petro's 12 1/4% Senior
     Subordinated Debentures due 2005, $48.7 million principal amount of Petro's 10 1/8% Senior Subordinated Notes due 2003, $74.3 million principal amount of Petro's 9 3/8% Senior Subordinated Debentures due 2006 and the $17.4 million of Petro's 12 7/8% preferred stock at an aggregate redemption price of $201.3 million;
 .    to repurchase Petro's 1989 preferred stock at an aggregate redemption price of $4.2 million; and
 .    to pay $6.3 million of the expenses of the transaction.

In addition, Star Gas Partners issued 0.4 million of common units to redeem certain holder's $12.6 million of Petro 12 7/8% preferred stock.

New General Partner
-------------------

Since Star Gas Corporation is a wholly-owned subsidiary of Petro, which became a subsidiary of the Partnership in the transaction, it was no longer able to serve as Star Gas Partners' general partner. Star Gas Partners' new general partner is Star Gas LLC, which is owned by the LLC Owners. The Partnership agreement allows for the removal of the General Partner by a 2/3 vote of the common unitholders. Star Gas LLC's sole business activity is being the general partner.

Amendment of Partnership Agreement
----------------------------------

In order to complete the transaction, certain amendments to the Partnership agreement were required, including increasing the Minimum Quarterly Distribution ("MQD") from $0.55 to $0.575 per unit, or $2.30 per unit annually. The increase in the MQD raised the threshold needed to end the subordination period.

Business

The Partnership is the seventh largest retail distributor of propane and the largest retail distributor of home heating oil in the United States. The propane segment serves approximately 186,000 customers in the Midwest and Northeast regions, and the heating oil segment serves approximately 335,000 customers in the Northeast and Mid-Atlantic regions. The seasonal nature of the Partnership's business results in the sale by the Partnership of approximately 30% of its volume in the first fiscal quarter (October through December) and 45% of its volume in the second fiscal quarter (January through March) of each year, the peak heating season, because both propane and heating oil are primarily used for heating in residential and commercial buildings. The Partnership generally realizes net income in both of these quarters and net losses during the quarters ending June and September. In addition, sales volume traditionally fluctuates from year to year in response to variations in weather, prices and other factors.

Propane Operations
-------------------

The propane segment is primarily engaged in the retail distribution of propane and related supplies and equipment to residential, commercial, industrial, agricultural and motor fuel customers. Propane customers are served from 78 branch locations and 53 satellite storage facilities in the Midwest and Northeast In addition to its retail propane business, the propane segment also serves wholesale customers from its underground cavern and storage facilities in Seymour, Indiana. Based on sales dollars, approximately 90% of propane sales were to retail customers and approximately 10% were to wholesale customers. Retail sales have historically had a greater profit margin, more stable customer base and less price sensitivity than wholesale business.

Propane is used primarily for space heating, water heating, clothes drying and cooking by residential and commercial customers. Residential customers are typically homeowners, while commercial customers include motels, restaurants, retail stores and laundromats. Industrial users, such as manufacturers, use propane as a heating and energy source in manufacturing and drying processes. In addition, propane is used to supply heat for drying crops and curing tobacco and as a fuel source for certain motor vehicles.

Propane is extracted from natural gas or oil wellhead gas at processing plants or separated from crude oil during the refining process. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration for ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, it is usable as a flammable gas. Propane is colorless and odorless; an odorant is added to allow its detection. Propane is clean-burning, producing negligible amounts of pollutants when consumed. According to the American Petroleum Institute, the domestic retail market for propane is approximately 9.4 billion gallons annually. Based upon information contained in the Energy Information Administration's Annual Energy Review-1997, propane accounts for approximately 3.5% of household energy consumption in the United States.

Home Heating Oil Operations
---------------------------

Home heating oil customers are served from 24 branch locations in the Northeast and Mid-Atlantic regions, from which it installs and repairs heating equipment 24 hours a day, seven days a week, 52 weeks a year, generally within four hours of requests. These services are an integral part of its basic home heating oil service, and are designed to maximize customer satisfaction and loyalty. Historically, the heating oil segment's sales are comprised of approximately 83% from sales of home heating oil; 13% from the installation and repair of heating equipment; and 4% from the sale of other petroleum products, including diesel fuel and gasoline, to commercial customers.

Home heating oil is a primary source of home heat in the Northeast. The Northeast accounts for approximately two-thirds of the demand for home heating oil in the United States. During 1997, approximately 6.9 million homes, or approximately 36% of all homes in the Northeast, were heated by oil. In recent years, demand for home heating oil has been affected by conservation efforts and conversions to natural gas. In addition, as the number of new homes that use oil heat has not been significant, there has been virtually no increase in the customer base due to housing starts. As a result, according to the most recent available data, residential home heating oil consumption in the Northeast has declined from approximately 5.3 billion gallons in 1982 to approximately 4.6 billion gallons in 1993.

Industry Characteristics

The retail propane and home heating oil industries are both mature, with total demand expected to remain relatively flat or to decline slightly. The Partnership believes that these industries are relatively stable and predictable due to the largely non-discretionary nature of propane and home heating oil use. Accordingly, the demand for propane and home heating oil has historically been relatively unaffected by general economic conditions but has been a function of weather conditions. It is common practice in both the propane and home heating oil distribution industries to price products to customers based on a per gallon margin over wholesale costs. As a result, distributors generally seek to maintain their margins by passing costs through to customers, thus insulating themselves from the volatility in wholesale heating oil and propane prices. However, during periods of sharp price fluctuations in supply costs, distributors may be unable or unwilling to pass entire cost increases or decreases through to customers. In these cases, significant increases or decreases in per gallon margins may result. In addition, the timing of cost pass-throughs can significantly affect margins. The propane and home heating oil distribution industries are highly fragmented, characterized by a large number of relatively small, independently owned and operated local distributors. Each year a significant number of these local distributors have sought to sell their business for reasons that include retirement and estate planning. In addition, the propane and heating oil distribution industries are becoming more complex due to increasing environmental regulations and escalating capital requirements needed to acquire advanced, customer oriented technologies. Primarily as a result of these factors, both industries are undergoing consolidation, and the propane segment and the heating oil segment have been active consolidators in each of their markets.

Business Strategy

The Partnership's primary objective is to increase cash flow on a per unit basis. The Partnership intends to pursue this objective principally through (i) the pursuit of strategic acquisitions which capitalize on the Partnership's acquisition expertise and the highly fragmented propane and home heating oil distribution industries, (ii) the realization of operating efficiencies in existing and acquired operations, (iii) a focus on customer growth and retention and (iv) the continued enhancement in public awareness of the Partnership's quality brands and the sale of rationally related products.

In the Partnership's New York and Mid-Atlantic regions, the home heating oil segment operates only under the name of "Petro," rather than the acquired brand names previously in use. The Partnership has been building this brand name by focusing on delivering premium service to its customers.

As the largest retail distributor of home heating oil and a leading retail distributor of propane in the United States, the Partnership is able to realize economies of scale in operating, marketing, information technology and other areas by spreading costs over a larger base of sales. Additionally, the heating oil segment is using communication and computer technology that is generally not used by its competitors, which has allowed it to realize operating efficiencies.

Propane

Operations
----------

The propane segment's retail propane operations are located primarily in the Northeast and Midwest regions of the United States:

NORTHEAST                                          MIDWEST
---------                                          -------
Connecticut              New York                  Indiana                   Kentucky                   Ohio
Stamford                 Addison                   Akron                     Dry Ridge                  Bowling Green
Hartford                 Poughkeepsie              Batesville                Glencoe                    Cincinnati
                         Washingtonville           Bedford                   Prospect                   Columbus
Maine                                              Bluffton                  Shelbyville                Defiance
Fairfield                Pennsylvania              College Corner                                       Deshler
Fryeburg                 Hazleton                  Columbia City             Michigan                   Ft. Recovery
Skowhegan                Wellsboro                 Decatur                   Charlotte                  Hebron
Wells                    Wind Gap                  Ferdinand                 Hillsdale                  Ironton
Windham                                            Greencastle               Owasso                     Jamestown
                         Rhode Island              Jeffersonville            Somerset Center            Kenton
Massachusetts            Davisville                Linton                                               Lancaster
Belchertown                                        Madison                   West Virginia              Lewisburg
Rochdale                                           New Salisbury             (from Ironton, OH)         Lynchburg
Westfield                                          N. Manchester                                        Macon
Swansea                                            N. Webster                                           Marion
                                                   Portland                                             Marysville
New Hampshire                                      Remington                                            Maumee
(from Fryeburg, ME)                                Richmond                                             McClure
                                                   Salem                                                Milford
New Jersey                                         Seymour                                              Mt. Orab
Maple Shade                                        Sulphur Springs                                      North Star
Tuckahoe                                           Versailles                                           Ripley
                                                   Warren                                               Sabina
                                                   Waterloo                                             Waverly
                                                   Winamac                                              West Union

The propane segment also sells, installs and services equipment related to its propane distribution business, including heating and cooking appliances and, at some locations, rents water softeners and sells bottled water. Typical branch locations consist of an office, an appliance showroom and a warehouse and service facility, with one or more 12,000 to 30,000 gallon bulk storage tanks. Satellite facilities typically contain only storage tanks. The distribution of propane at the retail level for the most part involves large numbers of small deliveries averaging 100 to 150 gallons to each customer. Retail deliveries of propane are usually made to customers by means of the propane segment's fleet of bobtail and rack trucks.

Currently the propane segment has 388 bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,000 to 3,000 gallons, into a stationary storage tank at the customer's premises. The capacity of these tanks ranges from approximately 24 gallons to approximately 1,000 gallons. The propane segment also delivers propane to retail customers in portable cylinders, which typically are picked up and replenished at distribution locations, then returned to the retail customer. To a limited extent, the propane segment also delivers propane to certain end users of propane in larger trucks known as transports. These trucks have an average capacity of approximately 9,000 gallons. End users receiving transport deliveries include industrial customers, large-scale heating accounts, such as local gas utilities that use propane as a supplemental fuel to meet peak demand requirements, and large agricultural accounts that use propane for crop drying and space heating.

Customers
---------

During fiscal 1999, the propane segment grew its residential customer base by 4.5% through internal marketing efforts. In addition, the propane segment completed three acquisitions with approximately 13,400 customers with annual volumes of 9.1 million gallons. Approximately 61% of the propane segment's retail sales are made to residential customers and 39% of retail sales are made to commercial and agricultural customers. Sales to residential customers in fiscal year 1999 accounted for approximately 70% of propane gross profit on propane sales, reflecting the higher-margin nature of this segment of the market. In excess of 95% of the retail propane customers lease their tanks from the propane segment. In most states, due to fire safety regulations, a leased tank may only be refilled by the propane distributor that owns that tank. The inconvenience associated with switching tanks greatly reduces a propane customer's tendency to change distributors. Over half of the propane segment's residential customers receive their propane supply under an automatic delivery system. The amount delivered is based on weather conditions and historical consumption patterns. Thus, the automatic delivery system eliminates the customer's need to make an affirmative purchase decision. In addition, the propane segment provides emergency service 24 hours a day, seven days a week, 52 weeks a year.

Suppliers and Supply Arrangements
---------------------------------

The propane segment obtains propane from over 12 sources, all of which are domestic or Canadian oil companies, including Amoco Canada Marketing Group, Domex, Inc., Dynegy Inc., Ferrell North America, Marathon Oil Company, Markwest Hydrocarbons, Mobil Oil Company, Sea-3 Inc., Shell Canada Limited, Sun Oil Company, Tejas Natural Gas Liquids LLC, and Tosco Refining L.P. Supplies from these sources have traditionally been readily available, although there is no assurance that supplies of propane will be readily available in the future.

Substantially all of the propane supply for the propane segment's Northeast retail operations is purchased under annual or longer term supply contracts that generally provide for pricing in accordance with market prices at the time of delivery. Some of the contracts provide for minimum and maximum amounts of propane to be purchased. During the year ended September 30, 1999, none of the propane segment's Northeast suppliers accounted for more than 10% of its Northeast volume. The propane segment typically supplies its Midwest retail and wholesale operations by a combination of: (1) spot purchases from suppliers at Mont Belvieu, Texas, that are transported by pipeline to the propane segment's 21 million gallon underground storage facility in Seymour, Indiana, and then delivered to the Midwest branches; and (2) purchases from a number of Midwest refineries that are transported by truck to the branches either directly or via the Seymour facility. Most of the refinery purchases are purchased under market based contracts. The Seymour facility is located on the TEPPCO Partners, L.P. pipeline system. The pipeline is connected to the Mont Belvieu, Texas storage facilities and is one of the largest conduits of supply for the U.S. propane industry. The Seymour facility allows the propane segment to buy and store large quantities of propane during periods of low demand that generally occur during the summer months. The Partnership believes that this ability allows it to achieve cost savings to an extent generally not available to competitors in the propane segment's Midwest markets. For fiscal 1999 the propane segment's Midwest purchase volume was comprised of: 14% on the spot market from various Mont Belvieu, Texas sources; 34% from three refineries in Illinois, Kentucky and Michigan owned by Marathon Ashland Petroleum, LLC; 13% from three refineries in Illinois and Indiana owned by Amoco Canada Marketing Group; and the remaining propane from eighteen other refineries. The Partnership believes that its diversification of suppliers will enable it to purchase all of its supply needs at market prices if supplies are interrupted from any of these sources without a material disruption of its operations.

Competition
-----------

The propane business is highly competitive. However, long-standing customer relationships are typical of the retail propane industry. The ability to compete effectively within the propane industry depends on the reliability of service, responsiveness to customers and the ability to maintain competitive prices. The propane segment believes that its superior service capabilities and customer responsiveness differentiates it from many of its competitors. Branch operations offer emergency service 24 hours a day, seven days a week, 52 weeks a year. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, smaller local independent marketers and farm cooperatives. Based on industry publications, the Partnership believes that the ten largest multi-state marketers, including its propane segment, account for approximately 35% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of the propane segment's branches compete with five or more marketers or distributors. The principal factors influencing competition among propane marketers are price and service. Each retail distribution outlet operates in its own competitive environment. While retail marketers locate in close proximity to customers to lower the cost of providing service, the typical retail distribution outlet has an effective marketing radius of approximately 35 miles.

In addition, propane competes primarily with electricity, natural gas and fuel oil as an energy source on the basis of price, availability and portability. In certain parts of the country, propane is generally less expensive to use than electricity for space heating, water heating, clothes drying and cooking. Propane is generally more expensive than natural gas, but serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital costs required to expand distribution and pipeline systems. Although the extension of natural gas pipelines tends to displace propane distribution in the areas affected, the Partnership believes that new opportunities for propane sales arise as more geographically remote areas are developed. Although propane is similar to fuel oil in space heating and water heating applications as well as in market demand and price, propane and fuel oil have generally developed their own distinct geographic markets. Because furnaces that burn propane will not operate on fuel oil, a conversion from one fuel to the other requires the installation of new equipment.

Home Heating Oil

Operations
----------

The Partnership's heating oil segment serves approximately 335,000 customers in the Northeast and Mid-Atlantic states. In addition to selling home heating oil, the heating oil segment installs and repairs heating equipment. To a limited extent, it also markets other petroleum products. During the twelve months ended September 30, 1999, the total sales in the heating oil segment were comprised of approximately, 78% from sales of home heating oil; 17% from the installation and repair of heating equipment; and 5% from the sale of other petroleum products. The heating oil segment provides home heating equipment repair service 24 hours a day, seven days a week, 52 weeks a year, generally within four hours of a request. It also regularly provides various service incentives to obtain and retain customers. The heating oil segment's business is consolidating its operations under one brand name, which it is building by employing an upgraded, professionally trained and managed sales force, together with a professionally developed marketing campaign, including radio and print advertising media. The heating oil segment has a nationwide toll free telephone number, 1-800-OIL-HEAT, which it believes helps build customer awareness and brand identity. As a result of a major strategic study, in 1996 the heating oil segment began to implement an operational restructuring program designed to take advantage of its size within the home heating oil industry. This program involves regionalization of its home heating oil operations into three profit centers, which allows it to operate more efficiently. In addition, this program enables the heating oil segment to access developments in communication and computer technology that are in use by other large distribution businesses, but are generally not used by other retail heating oil companies. This program is designed to reduce operating costs, improve customer service and establish a brand image among heating oil consumers. As part of the implementation of this operational restructuring program, in April 1996 the heating oil segment opened a regional customer service center on Long Island, New York. This state-of-the-art facility currently conducts all activities that interface with its approximately 110,000 Long Island and New York City home heating oil customers, including sales, customer service, credit and accounting. Since the establishment of this customer service center, eight full-function branches were consolidated into four strategically located delivery and service depots to serve the heating oil segment's customers more efficiently. Furthermore, in keeping with the focus of its operating strategy, late in 1997 the heating oil segment continued to reorganize select branch and corporate responsibilities in order to eliminate redundant functions and regionalize responsibilities where they can best serve customers and the home heating oil business.

Customers
---------

The heating oil segment currently serves approximately 335,000 customers in the following 26 markets:

New York                             Massachusetts                     New Jersey
Bronx, Queens and Kings Counties     Boston (Metropolitan)             Camden
Dutchess County                      Northeastern Massachusetts        Lakewood
Staten Island                         (Centered in Lawrence)           Newark (Metropolitan)
Eastern Long Island                  Worcester                         North Brunswick
Western Long Island                                                    Rockaway
                                                                       Trenton

Connecticut                          Pennsylvania                      Rhode Island
Bridgeport--New Haven                Allentown                         Providence
Litchfield County                    Berks County                      Newport
Southern Fairfield County             (Centered in Reading)
(Metropolitan)                       Bucks County                      Maryland/Virginia/D.C.
                                      (Centered in Southampton)        Arlington
                                     Lebanon County                    Baltimore
                                      (Centered in Palmyra)            Washington, D.C. (Metropolitan)

During the twelve months ended September 30, 1999, approximately 87% of the heating oil segment's heating oil sales were made to homeowners, with the remainder to industrial, commercial and institutional customers. The heating oil segment's net attrition of existing customers has averaged approximately 5% per year over the five years through 1999. This rate represents the net of its annual gross customer loss rate of approximately 15% offset by customer gains of approximately 10% per year. In 1999, net attrition was approximately 2.3%, representing gains of approximately 11.9% and gross losses of 14.2%. Gross customer losses are the result of various factors, including customer relocation, price, natural gas conversions and credit problems. Customer gains are a result of marketing and service programs and other incentives. While the heating oil segment often looses customers when they move from their homes, it is able to retain a majority of these homes by obtaining the new home purchaser as a customer. In addition, approximately 90% of the heating oil customers receive their home heating oil under an automatic delivery system without the customer having to make an affirmative purchase decision. These deliveries are scheduled by computer, based upon each customer's historical consumption patterns and prevailing weather conditions. The heating oil segment delivers home heating oil approximately six times during the year to the average customer. The segment's practice is to bill customers promptly after delivery. In addition, approximately 36% of its customers are on a budget payment plan, whereby their estimated annual oil purchases and service contract are paid for in a series of equal monthly payments over a twelve month period.

Approximately 25% of the heating oil segment's total sales are made to individual customers under an agreement pre-establishing the maximum sales price (or "capped price") of oil over a twelve month period. The maximum price at which oil is sold to these individual customers is renegotiated each year in light of current market conditions. The heating oil segment currently enters into forward purchase contracts, futures contracts, and option contracts to hedge a substantial portion of the oil it sells to these capped-price customers. This practice permits the heating oil segment to purchase oil at a fixed price in advance of its obligations to supply that oil, while hedging to some extent its exposure to cost fluctuations. Should events occur after a capped-sales price is established that increases the cost of oil above the amount anticipated, margins for the capped-price customers whose oil was not purchased in advance would be lower than expected, while those customers whose oil was purchased in advance would be unaffected. Conversely, should events occur during this period that decrease the cost of oil below the amount anticipated, margins for the capped-price customers whose oil was purchased in advance could be lower than expected, while margins for those customers whose oil was not purchased in advance would be unaffected or higher than expected.

Competition
-----------

The heating oil segment competes with heating oil distributors offering a broad range of services and prices, from full service distributors, like itself, to those offering delivery only. Long-standing customer relationships are typical in the industry. Like most companies in the home heating oil business, the heating oil segment provides home heating equipment repair service on a 24-hour a day basis. This tends to build customer loyalty. As a result of the factors noted above, among others, it may be difficult for the heating oil segment to acquire new retail customers, other than through acquisitions. In addition, in some instances homeowners have formed buying cooperatives that seek to purchase fuel oil from distributors at a price lower than individual customers are otherwise able to obtain. The heating oil segment also competes for retail customers with suppliers of alternative energy products, principally natural gas, propane, and electricity. The rate of conversion from the use of home heating oil to natural gas is primarily affected by the relative prices of the two products and the cost of replacing an oil fired heating system with one that uses natural gas. The heating oil segment believes that approximately 1% of its home heating oil customer base annually converts from home heating oil to natural gas.

Suppliers and Supply Arrangements
---------------------------------

The heating oil segment obtains fuel oil in either barge, pipeline, or truckload quantities, and has contracts with over 80 terminals for the right to temporarily store heating oil at facilities it does not own. Purchases are made under supply contracts or on the spot market. The home heating oil segment has market price based contracts for substantially all of its petroleum requirements with 11 different suppliers, the majority of which have significant domestic sources for their product, and many of which have been suppliers for over 10 years. The segment's current suppliers are: Amerada Hess Corporation; Citgo Petroleum Corp.; Coastal New York; Global Petroleum Corp.; Koch Refining Company, L.P.; Transmontaigne Product Services Inc.; Mieco, Inc.; Mobil Oil Corporation; Sprague Energy; Sun Oil Company; and Tosco Refining Co. Supply contracts typically have terms of 12 months. All of the supply contracts provide for maximum and in some cases minimum quantities. In most cases the supply contracts do not establish in advance the price of fuel oil. This price, like the price to most of its home heating oil customers, is based upon market prices at the time of delivery. The Partnership believes that its policy of contracting for substantially all of its supply needs with diverse and reliable sources will enable it to obtain sufficient product should unforeseen shortages develop in worldwide supplies. The Partnership also believes that relations with its current suppliers are satisfactory.

Employees

As of September 30, 1999, the propane segment had 670 full-time employees, of whom 46 were employed by the corporate office in Stamford, Connecticut and 624 were located in branch offices. Of these 624 branch employees, 211 were managerial and administrative; 302 were engaged in transportation and storage and 111 were engaged in field servicing. Approximately 75 of the segment's employees are represented by six different local chapters of labor unions. Management believes that its relations with both its union and non-union employees are satisfactory.

As of September 30, 1999, the home heating oil segment had 1,727 employees, of whom 471 were office, clerical and customer service personnel; 655 were heating equipment repairmen; 241 were oil truck drivers and mechanics; 187 were management and staff and 173 were employed in sales. In addition, approximately 330 seasonal employees are rehired annually to support the requirements of the heating season. The heating oil segment has approximately 700 employees which are represented by 16 different local chapters of labor unions. Management believes that its relations with both its union and non-union employees are satisfactory.

Government Regulations

The Partnership is subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the "Superfund" law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a hazardous substance into the environment. Propane is not a hazardous substance within the meaning of CERCLA. These laws and regulations could result in civil or criminal penalties in cases of non-compliance or impose liability for remediation costs. To date, the Partnership has not been named as a party to any litigation in which it is alleged to have violated or otherwise incurred liability under any of the above laws and regulations.

For acquisitions that involve the purchase of real estate, the Partnership conducts a due diligence investigation to attempt to determine whether any substance has been sold from, or stored on, any of that real estate prior to its purchase. This due diligence includes questioning the seller, obtaining representations and warranties concerning the seller's compliance with environmental laws and performing site assessments. During this due diligence the Partnership's employees, and, in certain cases, independent environmental consulting firms review historical records and databases and conduct physical investigations of the property to look for evidence of hazardous substances, compliance violations and the existence of underground storage tanks.

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

                              ITEM 2. PROPERTIES

Propane Segment
---------------

As of September 30, 1999, the propane segment owned 64 of its 78 branch locations and 42 of its 53 satellite storage facilities and leased the balance. In addition, it owns the Seymour facility, in which it stores propane for itself and third parties. The propane segment's corporate headquarters, located in Stamford, Connecticut, and its principal office and training facilities are leased.

The transportation of propane requires specialized equipment. The trucks used for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 1999, Star Gas Partners had a fleet of 6 tractors, 37 transport trailers, 388 bobtail and rack trucks and 295 other service and pick-up trucks, the majority of which are owned. The operations of the propane segment own 13 and lease 37 automobiles.

As of September 30, 1999, the propane segment owned approximately 252 bulk storage tanks with typical capacities of 12,000 to 30,000 gallons; 224,000 stationary customer storage tanks with typical capacities of 24 to 1,000 gallons; and 33,000 portable propane cylinders with typical capacities of 5 to 24 gallons. The Partnership's obligations under its borrowings are secured by liens and mortgages on all of its real and personal property.

Heating Oil Segment
-------------------

The heating oil segment provides services to its customers from 24 branches/depots and 8 satellites, 9 of which are owned and 23 of which are leased, in 26 marketing areas in the Northeast and Mid-Atlantic Regions of the United States. The heating oil's corporate headquarters is located in Stamford, Connecticut and is leased.

The Partnership believes its existing facilities are maintained in good condition and are suitable and adequate for its present needs. In addition, there are numerous comparable facilities available at similar rentals in each of its marketing areas should they be required.

                    ITEM 3. LEGAL PROCEEDINGS - LITIGATION

Litigation
----------

The Partnership's operations are subject to all operating hazards and risks normally incidental to handling, storing and transporting and otherwise providing for use by consumers of combustible liquids such as propane and home heating oil. As a result, at any given time the Partnership is a defendant in various legal proceedings and litigation arising in the ordinary course of business. The Partnership maintains insurance policies with insurers in amounts and with coverages and deductibles as the general partner believes are reasonable and prudent. However, the Partnership cannot assure that this insurance will be adequate to protect it from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. In addition, the occurrence of an explosion may have an adverse effect on the public's desire to use the Partnership's products.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Partnership during the fourth quarter ended September 30, 1999.

                                    PART II
           ITEM 5. MARKET FOR REGISTRANT'S UNITS AND RELATED MATTERS

The common units, representing common limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange, Inc. ("NYSE") under the symbol "SGU". The common units began trading on the NYSE on May 29, 1998. From December 20, 1995 through May 28, 1998, the common units were traded on the NASDAQ National Market under the symbol "SGASZ."

The Partnership's senior subordinated units began trading on the NYSE on March 29, 1999 under the symbol "SGH." The Senior Subordinated Units become eligible to receive distributions in February 2000. The following tables set forth the high and low closing price ranges for the common units, the senior subordinated units and the cash distribution declared per common unit for the periods indicated.

                                   SGU   -  Common Unit Price Range
                                   --------------------------------               Distributions
                                High                           Low               Declared Per Unit
                           ---------------              ----------------         -----------------
Three Months Ending        1998       1999              1998        1999       1998           1999
                           ----       ----              ----        ----       ----           ----
December 31,               $23.38     $21.813           $20.50      $13.875    $0.55          $0.550
March 31,                  $24.75     $20.250           $21.38      $13.750    $0.55          $0.550
June 30,                   $23.00     $17.500           $20.50      $14.000    $0.55          $0.575
September 30,              $22.38     $18.000           $20.13      $14.875    $0.55          $0.575


                             SGH  -  Senior Subordinated Unit Price Range          Distributions
                             --------------------------------------------
                                 High                            Low              Declared Per Unit
                           ----------------               ---------------         -----------------
Three Months Ending        1998       1999                1998       1999          1998          1999
                           ----       ----                ----       ----         -----          ----
December 31,                              -                               -                       -
March 31,                            $8.125                          $7.000                       -
June 30,                             $8.875                          $6.125                       -
September 30,                        $9.625                          $8.500                       -


As of September 30, 1999, there were approximately 486 holders of record of the Partnership's common units, and approximately 101 holders of record of the Partnership's senior subordinated units.

There is no established public trading market for the Partnership's 345,364 Junior Subordinated Units and 325,729 general partner units.

In general, the Partnership distributes to its partners on a quarterly basis, all of its Available Cash in the manner described below. Available Cash is defined for any of the Partnership's fiscal quarters, as all cash on hand at the end of that quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the general partner to (i) provide for the proper conduct of the business; (ii) comply with applicable law, any of its debt instruments or other agreements; or (iii) provide funds for distributions to the common unitholders and the senior subordinated unitholders during the next four quarters, in some circumstances.

The general partner may not establish cash reserves for distributions to the senior subordinated units unless the general partner has determined that the establishment of reserves will not prevent it from distributing the minimum quarterly distribution on all common units and any common unit arrearages for the next four quarters. The full definition of Available Cash is set forth in the Agreement of Limited Partnership of the Partnership. The information concerning restrictions on distributions required in this section is incorporated herein by reference to the Partnership's Consolidated Financial Statements which begin on page F-1 of this Form 10-K.

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

(in thousands, except per unit data)                                                Partnership/Predecessor Company
                                                                                    -------------------------------
                                                                                    Fiscal Year Ended September 30,
                                                                      ------------------------------------------------------------
Statement of Operations Data:                                           1995       1996(a)        1997       1998/(e)/    1999/(f)/
                                                                        ----       -------        ----       -------      -------
Sales                                                                 $104,550    $119,634      $135,159    $111,685     $ 224,020
Costs and expenses:
  Cost of sales                                                         49,660      58,557        72,211      49,498       131,649
  Delivery and branch expenses                                          35,222      34,750        36,427      37,216        86,489
  General and administrative expenses                                    6,127       6,457         6,818       6,065        11,634
  Net (loss) on sales of assets                                           (913)       (260)         (295)       (271)          (83)
  Depreciation and amortization                                         10,054       9,680        10,242      11,462        22,713
                                                                      --------    --------      --------    --------     ---------
Operating income (loss)                                                  2,574       9,930         9,166       7,173       (28,548)
  Interest expense, net                                                  8,549       7,124         6,966       7,927        15,435
  Amortization of debt issuance costs                                       19         128           163         176           347
                                                                      --------    --------      --------    --------     ---------
Income (loss) before income taxes                                       (5,994)      2,678         2,037        (930)      (44,330)
  Income tax expense (benefit)                                             175          85            25          25       (14,780)
                                                                      --------    --------      --------    --------     ---------
  Net income (loss)                                                   $ (6,169)   $  2,593      $  2,012    $   (955)    $ (29,550)
                                                                      ========    ========      ========    ========     =========
General Partner's interest in net income (loss)                                                       40         (19)         (587)
                                                                                                --------    --------     ---------
Limited Partner's interest in net income (loss)                                                 $  1,972    $   (936)    $ (28,963)
                                                                                                ========    ========     =========
  Net income (loss) per unit/(b)/                                                 $   0.11/(d)/ $   0.37    $  (0.16)    $   (2.53)
  Cash distribution declared per unit                                             $   1.17/(d)/ $   2.20    $   2.20     $    2.25
Weighted average number of limited partner units                                     5,271         5,271       6,035        11,447

Balance Sheet Data (end of period):
  Current assets                                                      $ 14,266    $ 17,842      $ 14,165    $ 17,947     $  86,868
  Total assets                                                         155,393     156,913       147,469     179,607       539,344
  Long-term debt                                                         1,389      85,000        85,000     104,308       276,638
  Due to Petro                                                          86,002          --            --          --            --
  Predecessor's equity/Partners' Capital                                44,305      61,398        51,578      57,347       150,176

Summary Cash Flow Data:
  Net Cash provided by operating activities                                417       9,982        18,964       9,264        10,795
  Net Cash provided by (used in) investing activities                    1,412      (6,954)       (4,905)    (13,276)       (2,977)
  Net Cash provided by (used in) financing activities                   (2,927)     (2,649)      (14,276)      4,238        (4,441)

Other Data:
  Earnings before interest, taxes, depreciation and
  amortization and less net gain (loss) on sales of
  equipment (EBITDA)/(c)/                                             $ 13,541    $ 19,870      $ 19,703    $ 18,906     $  (5,752)
  Retail propane gallons sold                                           89,133      96,294        94,893      98,870        99,457
  Heating oil gallons sold                                                  --          --            --          --        74,039

(a) Reflects the results of operations of the Predecessor Company for the period October 1, 1995 through December 20, 1995 and the results of the Partnership from December 20, 1995 through September 30, 1996. The operating results for the year ended September 30, 1996 were combined to facilitate an analysis of the fundamental operating data.

(b) Net income (loss) per unit is computed by dividing the limited partners' interest in net income (loss) by the weighted average number of limited partner units outstanding.

(c) EBITDA is defined as operating income plus depreciation and amortization, less net gain (loss) on sales of assets. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies.

(d) Represents net income per unit and cash distributions paid per unit for the period December 20, 1995 through September 30, 1996.

(e) During fiscal 1998, temperatures were 14.0% warmer than normal and 11.8% warmer than fiscal 1997 in the Partnership's marketing areas.

(f) The results of operations for the year ended September 30, 1999 include Petro's results of operations from March 26, 1999. Since Petro was acquired after the heating season, the results for the year ended September 30, 1999 include expected third and fourth fiscal quarters losses but do not include the profits from the heating season. Accordingly, results of operations for the year ended September 30, 1999 presented are not indicative of the results to be expected for a full year.

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which represent the Partnership's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on the Partnership's financial performance, the price and supply of home heating oil and propane, and the ability of the Partnership to obtain new accounts and retain existing accounts. All statements other than statements of historical facts included in this Report including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere herein, are forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Partnership's expectations ("Cautionary Statements") are disclosed in this Report, including without limitation and in conjunction with the forward-looking statements included in this report. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Overview

In analyzing the financial results of the Partnership, the following matters should be considered.

The results of operations for fiscal 1999 include the Petro acquisition from March 26, 1999. Since Petro was acquired after the heating season, the results for the year ended September 30, 1999 include expected third and fourth fiscal quarters losses but do not include the profits from the heating season. Accordingly, results of operations for the year ended September 30, 1999 presented are not indicative of the results to be expected for a full year.

The primary use of heating oil and propane is for heating in residential and commercial applications. As a result, weather conditions have a significant impact on financial performance and should be considered when analyzing changes in financial performance. In addition, gross margins vary according to customer mix. For example, sales to residential customers generate higher profit margins than sales to other customer groups, such as agricultural customers. Accordingly, a change in customer mix can affect gross margins without necessarily impacting total sales.


FISCAL YEAR ENDED SEPTEMBER 30, 1999
COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1998
------------------------------------------------

Volume

Retail volume of propane and heating oil increased 74.6 million gallons, or 75.5%, to 173.5 million gallons for fiscal 1999, as compared to 98.9 million gallons for fiscal 1998. This increase was due to 74.0 million gallons of additional volume provided by the heating oil segment from March 26, 1999 to September 30, 1999. Retail propane was 99.5 million gallons for the year ended September 30, 1999, 0.6 million gallons more than the prior year. While retail propane volume increased due to acquisitions, a residential internal growth rate of 4.5% and slightly colder temperatures, these positive impacts aggregating 7.2 million gallons were offset by a 6.6 million decrease in agricultural volume. The abnormal weather conditions during the first fiscal quarter resulted in a very dry fall harvest, which caused propane demand for crop drying to be at its lowest level since 1991. In the Partnership's propane operating areas, temperatures for the year ending September 30, 1999, were 2.1% colder than in the prior year's comparable period and 10.1% warmer than normal.

Sales

Sales increased $112.3 million, or 100.6%, to $224.0 million for fiscal 1999, as compared to $111.7 million for fiscal 1998. This increase was attributable to $116.4 million of additional sales provided by the heating oil segment, which were partially offset by a $4.1 million decline in the propane segment. Propane sales declined due to lower agricultural sales and lower selling prices in response to a decline in propane supply costs. This decline was partially offset by additional propane sales attributable to propane acquisitions, slightly colder temperatures and propane segment internal growth.

Cost of Product

Cost of product increased $33.9 million, or 72.2%, to $80.8 million for fiscal 1999, as compared to $46.9 million for fiscal 1998. This increase was due to $42.4 million of costs attributable to the heating oil segment, partially offset by lower propane supply cost of $8.5 million. While both propane selling prices and propane supply costs declined on a per gallon basis, the decline in selling prices was less than the decline in supply costs, which resulted in an increase in per gallon margins across all propane market segments.

Cost of Installation, Service and Appliances

Cost of installation, service and appliances increased $48.3 million, to $50.9 million for fiscal 1999, as compared to $2.6 million for fiscal 1998. This increase was primarily due to $47.7 million of costs relating to the heating oil segment.

Delivery and Branch Expenses

Delivery and branch expenses increased $49.3 million, or 132.4%, to $86.5 million for fiscal 1999, as compared to $37.2 million for fiscal 1998. This increase was primarily due to the inclusion of $45.5 million of heating oil operating costs. In addition, propane operating expenses increased by $3.8 million due to $ 1.4 million of operating expenses related to acquisitions, $1.1 million of costs associated with the segment's marketing initiatives and normal expense increases of 2.8% or $1.3 million. The marketing initiative contributed to the propane segment experiencing a residential internal growth rate of 4.5%.

Depreciation and Amortization

Depreciation and amortization expenses increased $11.2 million, or 98.2%, to $22.7 million for fiscal 1999, as compared to $11.5 million for fiscal 1998. This increase was primarily due to $10.5 million of heating oil segment depreciation and amortization with the remainder attributable to the impact of propane acquisitions and other fixed asset additions.

General and Administrative Expenses

General and administrative expenses increased $5.5 million, or 91.8%, to $11.6 million for fiscal 1999, as compared to $6.1 million for fiscal 1998. This increase was primarily due to the inclusion of $5.2 million of heating oil general and administrative expenses.

Interest Expense, net

Net interest expense increased $7.5 million, or 94.7%, to $15.4 million for fiscal 1999, as compared to $7.9 million for fiscal 1998. This change was primarily due to $7.1 million of interest expense incurred by the heating oil segment and an increase in borrowings associated with propane acquisitions.

Income Tax Expense (Benefit)

For fiscal 1999, the income tax benefit was $14.8 million as compared to an income tax expense of $0.02 million for fiscal 1998. This change was due to $11.9 million of deferred tax benefits for the heating oil segment and $2.9 million of deferred tax benefits at the propane segment level. These tax benefits resulted from the deferred tax asset generated by operating losses incurred since the acquisition of the heating oil segment and by the losses incurred by a certain propane company subsidiary.

Net Income (Loss)

The net loss was $29.6 million for fiscal 1999, as compared to a net loss of $1.0 million for fiscal 1998. This change was due to the $30.3 million seasonally related net loss from the heating oil segment, partially offset by $0.7 million of additional net income from the propane segment largely as a result of its $2.9 million deferred income tax benefit.

Earnings before interest, taxes, depreciation and amortization, less net gain
(loss) on sales of equipment (EBITDA)

Earnings before interest, taxes, depreciation and amortization, less net gain
(loss) on sales of equipment (EBITDA) decreased $24.7 million to a negative $5.8 million for fiscal 1999, as compared to $18.9 million for fiscal 1998. This decrease was due to the seasonally related EBITDA loss of $24.3 million incurred by the heating oil segment. Since the heating oil division was acquired after the heating season, the results for the year ended September 30, 1999 included expected third and fourth fiscal quarter losses but do not include the profits from the heating season. Accordingly, results of operations for the year ended September 30, 1999 presented are not indicative of the results to be expected for a full year of operations on a combined basis. Propane segment EBITDA decreased by $0.3 million as the volume growth provided by acquisitions and internal growth did not offset the effects of the poor grain drying season and the increases in operating expenses associated with acquisitions and internal marketing. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies.

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

Liquidity and Capital Resources

During fiscal 1999, the Partnership sold 9.0 million common units (including 0.2 million overallotment common units exercised in April 1999) to partially fund the acquisition of Petro. The net proceeds from the offering, net of underwriter's discounts, commissions and offering expenses was $118.8 million. These funds, along with the net proceeds from Petro's $87.6 million concurrent private debt placement, totaled $206.4 million. To effect the Star Gas / Petro Transaction, these funds were used to repay $193.9 million of Petro's debt, to redeem $11.7 million of Petro's preferred stock, and to pay $0.6 million in transactional fees.

In August 1999, the Partnership issued 1.1 million common units (including 0.1 million overallotment common units exercised in September 1999). The net proceeds from the offering net of underwriter's discounts, commissions and offering expenses was $17.2 million. These funds were used to repay amounts outstanding under the propane segment's revolving acquisition line of credit, fund propane acquisitions, fund propane growth capital expenditures and for general partnership purposes.

For fiscal 1999, net cash provided by operating activities was $10.8 million. This amount combined with $19.2 million of cash acquired in the Petro acquisition, $17.2 million from the August 1999 offering, $5.4 million from net credit facility borrowings, and $0.2 million of proceeds from the sale of fixed assets totaled $52.8 million. Such funds were utilized for growth and maintenance capital expenditures of $7.4 million, acquisitions of $15.0 million, net acquisition facility repayments of $2.7 million, other financing expenses of $0.5 million, non-Star Gas / Petro Transaction related debt repayments of $4.2 million, and Partnership distributions of $19.6 million. As a result of the above activity, the Partnership's cash increased by $3.4 million.

For fiscal 2000, the Partnership anticipates paying interest of $25.1 million and anticipates growth and maintenance capital additions of approximately $7.2 million. The Partnership has no material commitments for capital expenditures. In addition, the Partnership plans to pay distributions on its units in accordance with the partnership agreement. The Partnership also plans to continue with the acquisition approach of its business strategy by pursuing strategic acquisitions, and to prudently fund such acquisitions through a combination of internally generated cash, debt and equity. Based on its current cash position, bank credit availability and net cash from operating activities, the Partnership expects to be able to meet all of its obligations for fiscal 2000.

Accounting Principles Not Yet Adopted

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

Year 2000

The Year 2000 ("Y2K") issue is the result of computer programs using only the last two digits to indicate the year. If uncorrected, such computer programs will not be able to interpret dates correctly beyond the year 1999 and, in some cases prior to that time (as some computer experts believe), which could cause computer system failures or other computer errors disrupting business operations. Recognizing the potentially severe consequences of the failure to be Year 2000 compliant, the Partnership's management has developed and implemented a Partnership-wide program to identify and remedy the Year 2000 issues.

The scope of the Partnership's Year 2000 readiness program includes the creation of a Y2K task force, whose objective is to review and evaluate the Partnership's information technology (IT) such as hardware and software utilized in the operation of the Partnership's business, in addition to assessing the non-IT environment that could affect operations.

If needed modifications and conversions are not made on a timely basis, the Year 2000 issue could cause interruption in delivering product to customers or prevent the Partnership from fulfilling their service needs. The Partnership has used internal and external resources to identify and correct systems that were not Year 2000 compliant.

Since the Partnership does not internally develop software for its own use, software developed externally was evaluated for Year 2000 compliance. Software that was determined to not be compliant was either upgraded or replaced. As part of this program, the Partnership's systems were evaluated for meeting current and future business needs and the Partnership leveraged this process as an opportunity to upgrade and enhance its information systems. As of September 30, 1999 the Partnership believes it has completed the substantial portion of all upgrades and replacements that were deemed necessary to be year 2000 compliant, and has been successfully operating with such systems. Most of these costs have been capitalized, as they were principally related to the addition of new hardware and software applications and functionality. Based on the series of analyses and successful tests performed by the Y2K task force, the Partnership's state of readiness to make each identified area Year 2000 compliant is approaching completion.

The Partnership has assessed a total cost of approximately $885,000 to make its computer systems Year 2000 compliant and to upgrade its internal messaging system. Through September 30, 1999 the Partnership has incurred approximately $805,000 in Year 2000 compliance related expenses for applications and hardware, and it expects to incur the remaining $80,000 from now until the early part of the year 2000 for additional applications and hardware.

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

Notwithstanding the substantive work involved in making all its systems Year 2000 compliant, the Partnership could still potentially experience disruptions to some aspects of its various activities and operations. The Partnership has developed contingency plans, primarily instituting manual backup systems, in the event that it experiences Year 2000 related disruptions.

In addition the Partnership has anticipated the possibility that not all of its vendors, suppliers and other third parties will have taken the necessary steps to adequately address their Year 2000 issues on a timely basis. In order to minimize the impact on the Partnership of non-compliance, the Partnership has contacted all key suppliers to evaluate their Year 2000 readiness and has obtained adequate assurances that the Partnership's concerns and interests are being properly addressed.

                                   ITEM 7A.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to interest rate risk primarily through its bank credit facilities. The Partnership utilizes these borrowings to meet its working capital needs and also to fund the short-term needs of its acquisition program.

At September 30, 1999, the Partnership had outstanding borrowings of approximately $16.5 million under its Bank Credit Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of $0.2 million annually.

The Partnership also selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and commodity market price of home heating oil for its heating oil segment. The Partnership does not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Partnership would pay for the home heating oil being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of home heating oil at September 30, 1999, the potential unrealized gain on the Partnership's hedging activity would be increased by $5.0 million to an unrealized gain of $14.6 million; and conversely a hypothetical ten percent decrease in the cost of home heating oil would decrease the unrealized gain by $5.0 million to an unrealized gain of $4.6 million.

                                    ITEM 8.
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  SEE INDEX TO FINANCIAL STATEMENTS PAGE F-1

                                    ITEM 9.
               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                                     NONE

                                   PART III
                                   ITEM 10.
              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Partnership Management

Upon the completion of the Star Gas / Petro Transaction, Star Gas LLC became the general partner of the Partnership. The membership interests in Star Gas LLC are owned by Audrey L. Sevin, Irik P. Sevin, Hanseatic Corp., and Hanseatic Americas LDC. The General Partner manages and operates the activities of the Partnership. Unitholders do not directly or indirectly participate in the management or operation of the Partnership. The General Partner owes a fiduciary duty to the Unitholders. However, the Partnership agreement contains provisions that allow the General Partner to take into account the interest of parties other than the Limited Partners' in resolving conflict of interest, thereby limiting such fiduciary duties. Notwithstanding any limitation on obligations or duties, the General Partner will be liable, as the general partner of the Partnership, for all debts of the Partnership (to the extent not paid by the Partnership), except to the extent that indebtedness or other obligations incurred by the Partnership are made specifically non-recourse to the General Partner.

William P. Nicoletti and I. Joseph Massoud, who are neither officers nor employees of the General Partner nor directors, officers or employees of any affiliate of the General Partner, have been appointed to serve on the Audit Committee of the General Partner's Board of Directors. The Audit Committee has the authority to review, at the request of the General Partner, specific matters as to which the General Partner believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the General Partner is fair and reasonable to the Partnership. Any matters approved by the Audit Committee will be conclusively deemed fair and reasonable to the Partnership, approved by all partners of the Partnership and not a breach by the General Partner of any duties it may owe the Partnership or the holders of Common Units. In addition, the Audit Committee reviews the external financial reporting of the Partnership, recommends engagement of the Partnership's independent accountants and reviews the Partnership's procedures for internal auditing and the adequacy of the Partnership's internal accounting controls. With respect to the additional matters, the Audit Committee may act on its own initiative to question the General Partner and, absent the delegation of specific authority by the entire Board of Directors, its recommendations will be advisory.

As is commonly the case with publicly traded limited partnerships, the Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. The management and workforce of Star Gas Propane and certain employees of Petro manage and operate the Partnership's business as officers of the General Partner and its Affiliates. See Item 1 - Business-- Employees.

Directors and Executive Officers of the General Partner

Directors are elected for one-year terms. The following table shows certain information for directors and executive officers of the general partner:

Name                                    Age       Position with the General Partner
----                                    ---       ---------------------------------
Irik P. Sevin/(b)/.................     52        Chairman of the Board and Chief
                                                   Executive Officer
William G. Powers, Jr..............     46        Executive Vice President - Heating Oil
                                                   and Member of the Office of President
Joseph P. Cavanaugh................     62        Executive Vice President - Propane
                                                   and Member of the Office of President
George Leibowitz...................     62        Chief Financial Officer
Richard F. Ambury..................     42        Vice President and Treasurer
James Bottiglieri..................     43        Vice President
Audrey L. Sevin....................     73        Secretary
Paul Biddelman/(a)//(b)/...........     53        Director
Thomas J. Edelman..................     48        Director
I. Joseph Massoud/(c)/.............     31        Director
William P. Nicoletti/(c)/..........     54        Director
Stephen Russell(a).................     57        Director

___________________________________________
(a)  Member of the Compensation Committee
(b)  Member of the Distribution Committee
(c)  Member of the Audit Committee

Irik P. Sevin has been the Chairman of the Board of Directors of Star Gas LLC since March 1999. From December 1993 to March 1999, Mr. Sevin served as Chairman of the Board of Directors of Star Gas Corporation, the predecessor general partner. Mr. Sevin has been a Director of Petro since its organization in October 1983, and Chairman of the Board of Petro since January 1993 and served as President of Petro from 1983 through January 1997. Mr. Sevin was an associate in the investment banking division of Kuhn Loeb & Co. and then Lehman Brothers Kuhn Loeb Incorporated from February 1975 to December 1978.

William G. Powers, Jr. has been Executive Vice President of the heating oil division and member of the Office of the President of Star Gas LLC since March 1999. From December 1997 to March 1999 Mr. Powers served as President of Petro. Mr. Powers served as President and Chief Executive Officer of Star Gas Corporation, the predecessor general partner from December 1993 to November 1997. From 1984 to 1993 Mr. Powers was employed by Petro where he served in various capacities, including Regional Operations Manager and Vice President of Acquisitions. From 1977 to 1983, he was employed by The Augsbury Corporation, a company engaged in the wholesale and retail distribution of fuel oil and gasoline throughout New York and New England and served as Vice President of Marketing and Operations.

Joseph P. Cavanaugh has been Executive Vice President of the propane division and member of the Office of the President of Star Gas LLC since March 1999.
From December 1997 to March 1999 Mr. Cavanaugh served as President and Chief Executive Officer of Star Gas Corporation, the predecessor general partner.
From October 1985 to December 1997, Mr. Cavanaugh held various financial and management positions with Petro. Prior to his current appointment Mr. Cavanaugh was also active in the Partnership's management with the development of safety/compliance programs, assisting with acquisitions and their subsequent integration into the Partnership.

George Leibowitz has been Chief Financial Officer of Star Gas LLC since March 1999. From April 1997 to March 1999, Mr. Leibowitz served as Treasurer of Petro; and from November 1992 to March 1997 he was Senior Vice President-- Finance and Corporate Development of Petro. From 1985 to 1992, Mr. Leibowitz was the Chief Financial Officer of Slomin's Inc., a retail heating oil dealer. From 1984 to 1985, Mr. Leibowitz was the President of Lawrence Energy Corp., a consulting and oil trading company. From 1971 to 1984, Mr. Leibowitz was Vice President--Finance and Treasurer of Meenan Oil Co., Inc. Mr. Leibowitz is a Certified Public Accountant.

Richard F. Ambury has been Vice President and Treasurer of Star Gas LLC since March 1999. From February 1996 to March 1999, Mr. Ambury served as Vice President - Finance of Star Gas Corporation, the predecessor general partner. Mr. Ambury was employed by Petro from June 1983 through February 1996, where he served in various accounting/finance capacities. From 1979 to 1983, Mr. Ambury was employed by a predecessor firm of KPMG, a public accounting firm. Mr. Ambury has been a Certified Public Accountant since 1981.

James J. Bottiglieri has been Vice President of Star Gas LLC since March 1999, and has served as Controller of Petro since 1994. Mr. Bottiglieri was Assistant Controller of Petro from 1985 to 1994 and was elected Vice President in December 1992. From 1978 to 1984, Mr. Bottiglieri was employed by a predecessor firm of KPMG, a public accounting firm. Mr. Bottiglieri has been a Certified Public Accountant since 1980.

Audrey L. Sevin has been a Director of Star Gas LLC since March 1999 and was a Director of Star Gas Corporation, the predecessor general partner from December 1993 to March 1999. Mrs. Sevin served as the Secretary of Star Gas Corporation from June 1994 to March 1999. Mrs. Sevin had been a Director and Secretary of Petro since its organization in October 1983. Mrs. Sevin was a Director, executive officer and principal shareholder of A. W. Fuel Co., Inc. from 1952 until its purchase by Petro in May 1981.

Paul Biddelman, has been a Director of Star Gas LLC since March 1999 and was a Director of Star Gas Corporation, the predecessor general partner from December 1993 to March 1999. Mr. Biddelman had been a director of Petro since October 1994. Mr. Biddelman has been President of Hanseatic Corporation since December 1997. From April 1992 through December 1997, he was Treasurer of Hanseatic Corporation. Mr. Biddelman is a director of Celadon Group, Inc., Insituform Technologies, Inc. and Premier Parks, Inc.

Thomas J. Edelman has been a Director of Star Gas LLC since March 1999 and was a Director of Star Gas Corporation, the predecessor general partner from December 1993 to March 1999. Mr. Edelman had been a Director of Petro since its organization in October 1983. Mr. Edelman has been Chairman of Patina Oil & Gas Corporation since its formation in May 1996. Mr. Edelman also serves as Chairman of Range Resources Corporation. He co-founded Snyder Oil Corporation and was its President and a Director from 1981 through February 1997. From 1975 to 1981, he was a Vice President of The First Boston Corporation. Mr. Edelman also serves as a Director of Paradise Music & Entertainment, Inc.

I. Joseph Massoud has been a Director of Star Gas LLC since October 1999. Since 1998 he has been President of The Compass Group International LLC, a private equity investment firm based in Westport, CT. From 1995 to 1998, Mr. Massoud was employed by Petro as a Vice President. From 1993 to 1995, Mr. Massoud was a Vice President of Colony Capital, Inc., a Los Angeles based private equity firm specializing in acquiring distressed real estate and corporate assets.

William P. Nicoletti has been a Director of Star Gas LLC since March 1999 and was a Director of Star Gas Corporation, the predecessor general partner from November 1995 to March 1999. Mr. Nicoletti is Managing Director of Nicoletti & Company Inc., a private investment banking firm servicing clients in the energy and transportation industries. In addition, Mr. Nicoletti serves as a Senior Advisor to the Energy Investment Banking Group of McDonald Investments Inc.
From March 1998 until July 1999, Mr. Nicoletti was a Managing Director and co-head of Energy Investment Banking for McDonald Investments Inc. Prior to forming Nicoletti & Company in 1991, Mr. Nicoletti was a Managing Director and head of Energy Investment Banking for PaineWebber Incorporated. Previously, he held a similar position at E.F. Hutton & Company Inc. He is a member of the managing board of Atlas Pipeline Partners GP, LLC, the general partner of Atlas Pipeline Partners, L.P., a master limited partnership that operates natural gas pipeline gathering systems. He is also a director of StatesRail, Inc., a short-line railroad holding company.

Stephen Russell has been a Director of Star Gas LLC since October 1999 and was a director of Petro from July 1996 to March 1999. He has been Chairman of the Board and Chief Executive Officer of Celadon Group Inc., an international transportation company, since its inception in July 1986. Mr. Russell has been a member of the Board of Advisors of the Johnson Graduate School of Management, Cornell University since 1983.

Audrey Sevin is the mother of Irik P. Sevin. There are no other familial relationships between any of the directors and executive officers.

Meetings and Compensation of Directors

During fiscal 1999, the Board of Directors met six times. All Directors attended each meeting. Star Gas LLC pays each director including the chairman, an annual fee of $27,000. Members of the audit committee receive an additional $5,000 per annum.

Committees of the Board of Directors

Star Gas LLC's Board of Directors has an Audit Committee, a Compensation Committee and a Distribution Committee. The members of each committee are appointed by the Board of Directors for a one-year term and until their respective successors are elected.

Audit Committee

The duties of the Audit Committee are described above under "Partnership Management".

The current members of the Audit Committee are William P. Nicoletti and
I. Joseph Massoud. During fiscal 1999, the audit committee met two times. Members of the Audit Committee may not be employees of Star Gas LLC.

Compensation Committee

The current members of the Compensation Committee are Paul Biddelman and Stephen Russell. The duties of the Compensation Committee are (i) to determine the annual salary, bonus and other benefits, direct and indirect, of any and all named executive officers (as defined under Regulation S-K promulgated by the Securities and Exchange Commission) and (ii) to review and recommend to the full Board any and all matters related to benefit plans covering the foregoing officers and any other employees. During fiscal 1999, the Compensation Committee met once.

Distribution Committee

The current members of the Distribution Committee are Irik Sevin and Paul Biddelman. The duties of the Distribution Committee are to discuss and review the Partnership's distributions. During fiscal 1999, the Distribution Committee met four times.

Reimbursement of Expenses of the General Partner

The General Partner does not receive any management fee or other compensation for its management of Star Gas Partners. The general partner is reimbursed at cost for all expenses incurred on the behalf of Star Gas Partners, including the cost of compensation which is properly allocable to Star Gas Partners. The partnership agreement provides that the general partner shall determine the expenses that are allocable to Star Gas Partners in any reasonable manner determined by the general partner in its sole discretion. In addition, the general partner and its affiliates may provide services to Star Gas Partners for which a reasonable fee would be charged as determined by the general partner.

                       ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the annual salary, bonuses and all other compensation awards and payouts to the President and Chief Executive Officer and to certain named executive officers of the General Partner for services rendered to Star Gas Partners and its subsidiaries during the fiscal years ended September 30, 1999, 1998 and 1997.

                          Summary Compensation Table

                                                                                                     Other
                                                                                                    Annual
          Name and Principal Position                       Year       Salary           Bonus    Compensation
          ---------------------------                       ----       ------           -----    ------------
Irik P. Sevin, Chairman of the Board and                    1999     $ 325,000/(1)/   $225,000    $ 2,900/(7)/
       Chief Executive Officer                              1998     $ 150,000               -          -

William G. Powers, Jr., Executive Vice President/(2)/       1999     $ 125,000/(3)/   $ 75,000    $ 3,900/(7)/
                                                            1998     $  37,500               -          -

Joseph P. Cavanaugh, Executive Vice President/(4)/          1999     $ 225,000        $ 50,000    $18,768/(6)/
                                                            1998     $ 181,262               -    $14,076/(6)/

George Leibowitz, Chief Financial Officer                   1999     $ 202,500/(5)/   $100,000    $ 2,150/(7)/

Richard F. Ambury, Vice President and Treasurer             1999     $ 160,000        $ 70,000    $26,032/(6)/
                                                            1998     $ 150,000        $ 37,500    $26,032/(6)/
                                                            1997     $ 143,000        $ 35,750    $20,408/(6)/

(1) Amount does not include $175,000 of compensation paid by Petro prior to its acquisition by the Partnership.
(2) Mr. Powers' assumed the position of President and Chief Executive Officer of Petro on November 30, 1997.
(3) Amount does not include $125,000 of compensation paid by Petro prior to its acquisition by the Partnership.
(4)  Mr. Cavanaugh joined the Partnership on December 1, 1997.
(5) This amount represents payments made pursuant to an employment contract (see "Employment Contracts" section of this document). This amount does not include $264,000 of compensation paid by Petro prior to its acquisition by the Partnership.
(6) These amount represent funds paid in lieu of contributions to the Partnership's retirement plans.
(7) These amounts represent contributions under Petro's defined contribution retirement plan since March 26, 1999.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year End Option Values

                                       Number of Unexercised Options at
                                              September 30, 1999         Value of In the Money Options
Name                                   Exercisable(E)/Unexercisable(U)       at September 30, 1999
-------------------------------------  --------------------------------  -----------------------------
None                                                 N/A                              N/A

Options Granted in Last Fiscal Year

None.

Employment Contracts

Agreement with George Leibowitz
-------------------------------

Petro has entered into an employment agreement with Mr. Leibowitz, effective April 1, 1997, which provides (i) for an indefinite period for 60% employment at an annual salary of $180,000 terminable on 90 days notice by either party and (ii) payment of $18,750 per month for a period of 36 months.

401(k) Plans

The Star Gas Employee Savings Plan is a voluntary defined contribution plan covering non-union and union employees who have attained the age of 21 and who have completed one year of service. Participants in the plan may elect to contribute a sum not to exceed 15% of a participant's compensation. For non-union employees, Star Gas Propane contributes a matching amount equaling the participant's contribution not to exceed 3% of the participant's compensation. In addition, the plan allows Star Gas Propane to contribute an additional discretionary amount, which will be allocated to each participant based on such participant's compensation as a percentage of total compensation of all participants.

Messrs. Sevin, Powers and Leibowitz are covered under a 401(K) defined contribution plan maintained by Petro. Under this plan, Petro contributes on a calendar year basis, the greater of 6% of covered compensation or $10,000.

                                   ITEM 12.
        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership as of November 1, 1999 of common units, senior subordinated units, junior subordinated units, and general partner units by:

(1) Star Gas LLC and certain beneficial owners and all of the directors and officers of Star Gas LLC;
(2)  each of the named executive officers of Star Gas LLC; and
(3)  all directors and executive officers of Star Gas LLC as a group.

The address of each person is c/o Star Gas Partners, L.P. at 2187 Atlantic Street, Stamford, Connecticut 06902-0011. An asterisk in the percentage column refers to a percentage less than one percent.

                                                              Senior                 Junior
                                   Common Units         Subordinated Units     Subordinated Units     General Partner Units
                              ---------------------   ----------------------  --------------------   ----------------------
Name                          Number     Percentage   Number      Percentage  Number    Percentage   Number      Percentage
---------------------------   ------     ----------   ------      ----------  -------   ----------   ------      ----------
Star Gas LLC                        -          -%          -            -%          -           -%   325,729         100%
Irik P. Sevin                       -          -           -            -      53,426        15.5    325,729(b)      100
Audrey L. Sevin                     -          -           -            -     153,131        44.3    325,729(b)      100
Paul Biddelman                500,000(a)     3.5         280            *     138,807(a)     40.2    325,729(b)      100
Thomas Edelman                      -          -      77,480(c)       3.1           -           -          -           -
I. Joseph Massoud                   -          -       2,200            *           -           -          -           -
Richard F. Ambury               2,125          *          39            *           -           -          -           -
George Leibowitz                    -          -           -            -           -           -          -           -
James Bottiglieri               1,500          *           -            -           -           -          -           -
Joseph P. Cavanaugh             1,000          *          58            *           -           -          -           -
William G. Powers, Jr.          1,000          *           -            -           -           -          -           -
All officers and directors
and Star Gas LLC as a group
(11 persons)                  505,625(a)     3.5      80,057          3.2%    345,364(a)    100.0%   325,729         100%

(a) Includes 500,000 common units and 119,359 junior subordinated units held by Hanseatic Americas Inc., a wholly-owned subsidiary of Hanseatic Americas LDC, a Bahamian limited duration company and 19,448 junior subordinated units held by Hanseatic Corporation. The sole managing member of Hanseatic Americas LDC is Hansabel Partners LLC, a Delaware limited liability company. The sole managing member of Hansabel Partners LLC is Hanseatic Corporation, a New York corporation. Mr. Biddelman is an executive officer of Hanseatic Corporation.
(b) Assumes each of Star Gas LLC owners and Mr. Biddelman through his position with the Hanseatic companies may be deemed to beneficially own all of Star Gas LLC's general partner units, however, they disclaim beneficial ownership of these units.
(c) Includes senior subordinated units owned by Mr. Edelman's wife and trust for the benefit of his minor children.

* Amount represents less than 1%.

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

Based solely on its review of the copies of such forms received by the General Partner, or written representations from certain reporting persons that no Form 5's were required for those persons, the General Partner believes that during fiscal year 1999 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were met in a timely manner.

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

     For fiscal 1999, the Partnership reimbursed Star Gas Corporation, the predecessor General Partner $10.2 million representing salary, payroll tax and other compensation paid to the employees of the General Partner. In addition, the Partnership has reimbursed Petro for $0.4 million relating to the Partnership's share of the costs incurred by Petro in conducting the operations of a certain shared branch location which includes managerial services.

     In 1997, the Partnership paid Mr. Nicoletti $20,000 for serving on the Board of Directors Special Committee which explored the possible sale or merger of the Partnership. In 1998, the Partnership paid Mr. Nicoletti $40,000 for serving on the Board of Directors Special Committee which explored the business combination with Petro.

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

     (b)       Reports on Form 8-K.
               The Partnership did not file a Form 8-K during the quarter ended September 30, 1999.

                               INDEX TO EXHIBITS

Exhibit
Number         Description
------         -----------

4.2            Form of Agreement of Limited Partnership of Star Gas Partners,
               L.P.(2)
4.3            Form of Agreement of Limited Partnership of Star Gas Propane,
               L.P.(2)
10.1           Form of Credit Agreement among Star Gas Propane, L.P. and certain banks(3)
10.2           Form of Conveyance and Contribution Agreement among Star Gas
               Corporation, the Partnership and the Operating Partnership.(3)
10.3           Form of First Mortgage Note Agreement among certain insurance companies, Star Gas Corporation and Star Gas Propane L.P.(3)
10.4           Intercompany Debt(3)
10.5           Form of Non-competition Agreement between Petro and the
               Partnership(3)
10.6           Form of Star Gas Corporation 1995 Unit Option Plan(3)
10.7           Amoco Supply Contract(3)
10.8           Stock Purchase Agreement dated October 20, 1997 with respect to the Pearl Gas Acquisition(4)
10.9           Conveyance and Contribution Agreement with respect to the Pearl
               Gas Acquisition(4)
10.10          Second Amendment dated as of October 21, 1997 to the Credit
               Agreement dated as of December 13, 1995 among the Operating
               Partnership, Bank Boston, N.A. and NationsBank, N.A.(4)
10.11          Note Agreement, dated as of January 22, 1998, by and between Star
               Gas and The Northwestern Mutual Life Insurance Company(6)
10.12          Third Amendment dated April 15, 1998 to the Bank Credit Agreement
               (8)
10.13          Fourth Amendment dated November 3, 1998 to the Bank Credit
               Agreement (9)
10.14          Agreement and Plan of Merger by and among Petroleum Heat and
               Power Co., Inc., Star Gas Partners, L.P., Petro/Mergeco, Inc.,
               and Star Gas Propane, L.P. (2)
10.15          Exchange Agreement (2)
10.16          Amendment to the Exchange Agreement dated as of February 10, 1999
               (2)
10.17          Seventh amendment dated June 18, 1999 to the Credit Agreement dated December 13, 1995, between Star Gas Propane, L.P. and
               BankBoston, N.A. and NationsBank, N.A.(10)
21             Subsidiaries of the Registrant(6)
23.1           Consent of KPMG LLP(1)
24.1           Powers of Attorney (11)
27.0           Financial Data Schedule (1)

(1)  Filed herewith.
(2) Incorporated by reference to an Exhibit to the Registrant's Registration Statement on Form S-4, File No. 333-66005, filed with the Commission on October 22, 1998.
(3) Incorporated by reference to the same Exhibit to Registrant's Registration Statement on Form S-1, File No. 33-98490, filed with the Commission on December 13, 1995.
(4) Incorporated by reference to the same Exhibit to Registrant's Periodic Report on Form 8-K, as amended, as filed with the Commission on October 23 and 29, 1997.
(5) Incorporated by reference to the same Exhibit to Registrant's Registration Statement on Form S-1, File No. 333-40855, filed with the Commission on December 11, 1997.
(6) Incorporated by reference to the same Exhibit to Registrant's Registration Statement on Form S-3, File No. 333-47295, filed with the Commission on March 4, 1998.
(7) Incorporated by reference to the same Exhibit to Registrant's Statement on Form S-4, File No. 333-49751, filed with the Commission on April 9, 1998.
(8) Incorporated by reference to the same Exhibit to Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 7, 1998.
(9) Incorporated by reference to the same Exhibit to Registrant's Annual Report on Form 10-K filed with the Commission on November 24, 1998.
(10) Incorporated by reference to the same Exhibit to Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 11, 1999.
(11) Incorporated by reference to the same Exhibit to Registrant's Registration Statement on Form S-3MEF, File No. 333-85497, filed with the Commission on August 18, 1999.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the General Partner has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                          Star Gas Partners, L.P.
                     By:  Star Gas LLC (General Partner)

                          /s/  Irik P. Sevin
                          ---------------------------------
                     By:       Irik P. Sevin
                               Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature                    Title                                         Date
---------                    -----                                         ----
/s/ Irik P. Sevin            Chairman of the Board, Chief Executive        December 2, 1999
--------------------------
    Irik P. Sevin            Officer and Director
                             Star Gas LLC

/s/ George Leibowitz         Chief Financial Officer                       December 2, 1999
--------------------------
    George Leibowitz         Star Gas LLC
                             (Principal Financial and Accounting Officer)

/s/ Audrey L. Sevin          Director                                      December 2, 1999
--------------------------
    Audrey L. Sevin          Star Gas LLC

/s/ Paul Biddelman           Director                                      December 2, 1999
--------------------------
    Paul Biddelman           Star Gas LLC

/s/ Thomas J. Edelman        Director                                      December 2, 1999
--------------------------
    Thomas J. Edelman        Star Gas LLC

/s/ I. Joseph Massoud        Director                                      December 2, 1999
--------------------------
    I. Joseph Massoud        Star Gas LLC

/s/ William P. Nicoletti     Director                                      December 2, 1999
--------------------------
    William P. Nicoletti     Star Gas LLC

/s/ Stephen Russell          Director                                      December 2, 1999
--------------------------
    Stephen Russell          Star Gas LLC

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                                 PAGE
                                                                                                                 ----

Part II   Financial Information:

          Item 8 - Financial Statements
           Independent Auditors' Report....................................................................     F-2

           Consolidated Balance Sheets as of September 30, 1998 and 1999...................................     F-3

           Consolidated Statements of Operations years ended September 30, 1997,
           1998 and 1999...................................................................................     F-4

           Consolidated Statement of Partners' Capital for the years ended September
           30, 1997, 1998, and 1999........................................................................     F-5

           Consolidated Statements of Cash Flows for the years ended September 30,
           1997, 1998, and 1999............................................................................     F-6

           Notes to Consolidated Financial Statements......................................................     F-7 - F-25

           Schedule for the years ended September 30, 1997, 1998 and 1999

                  II.  Valuation and Qualifying Accounts...................................................     F-26

                    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes therein.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT


  The Partners of Star Gas Partners, L.P.:

       We have audited the consolidated financial statements of Star Gas Partners, L.P. and Subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Star Gas Partners, L.P. and Subsidiaries as of September 30, 1998 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



  Stamford, Connecticut                                             KPMG LLP
  November 30, 1999

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                                  September 30,
                                                                       ---------------------------------------
                                                                           1998                     1999
                                                                           ----                     ----
Assets
Current assets:
 Cash and cash equivalents                                                       $  1,115             $  4,492
 Receivables, net of allowance of $252 and $948, respectively                       5,279               42,295
 Inventories                                                                       10,608               26,317
 Prepaid expenses and other current assets                                            945               13,764
                                                                                 --------             --------
      Total current assets                                                         17,947               86,868
                                                                                 --------             --------

Property and equipment, net                                                       110,262              154,967
Long-term portion of accounts receivable                                                -                5,590
Intangibles and other assets, net                                                  51,398              291,919
                                                                                 --------             --------
      Total assets                                                               $179,607             $539,344
                                                                                 ========             ========
Liabilities and Partners' Capital
Current liabilities:
 Accounts payable                                                                $  3,097             $ 12,939
 Bank credit facility borrowings                                                    4,770                3,150
 Current maturities of long-term debt                                                 692                1,391
 Accrued expenses                                                                   3,315               43,044
 Unearned service contract revenue                                                      -               14,007
 Customer credit balances                                                           6,038               31,094
                                                                                 --------             --------
      Total current liabilities                                                    17,912              105,625
                                                                                 --------             --------

Long-term debt                                                                    104,308              276,638
Other long-term liabilities                                                            40                6,905

Partners' Capital:
 Common unitholders                                                                58,686              145,906
 Subordinated unitholders                                                          (1,446)               5,878
 General partner                                                                      107               (1,608)
                                                                                 --------             --------
      Total Partners' Capital                                                      57,347              150,176
                                                                                 --------             --------

      Total Liabilities and Partners' Capital                                    $179,607             $539,344
                                                                                 ========             ========


See accompanying notes to consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS




(in thousands, except per unit data)                                            Years Ended September 30,
                                                            ----------------------------------------------------------------
                                                                   1997                   1998                   1999
                                                            ------------------     ------------------     ------------------
Sales:
 Product                                                              $127,116               $103,114               $177,936
 Installation, service and appliances                                    8,043                  8,571                 46,084
                                                                      --------               --------               --------
   Total sales                                                         135,159                111,685                224,020

Costs and expenses:
 Cost of product                                                        70,020                 46,909                 80,786
 Cost of installation, service and appliances                            2,191                  2,589                 50,863
 Delivery and branch                                                    36,427                 37,216                 86,489
 Depreciation and amortization                                          10,242                 11,462                 22,713
 General and administrative                                              6,818                  6,065                 11,634
 Net loss on sales of assets                                              (295)                  (271)                   (83)
                                                                      --------               --------               --------
   Operating income (loss)                                               9,166                  7,173                (28,548)
Interest expense, net                                                    6,966                  7,927                 15,435
Amortization of debt issuance costs                                        163                    176                    347
                                                                      --------               --------               --------
   Income (loss) before income taxes                                     2,037                   (930)               (44,330)
Income tax expense (benefit)                                                25                     25                (14,780)
                                                                      --------               --------               --------
   Net income (loss)                                                  $  2,012               $   (955)              $(29,550)
                                                                      ========               ========               ========

   General Partner's interest in net income (loss)                    $     40               $    (19)              $   (587)
                                                                      ========               ========               ========

Limited Partners' interest in net income (loss)                       $  1,972               $   (936)              $(28,963)
                                                                      ========               ========               ========

Basic and diluted net income (loss) per Limited  Partner              $   0.37               $  (0.16)              $  (2.53)
 unit                                                                 ========               ========               ========

Basic and diluted weighted average number of Limited

 Partner units outstanding                                               5,271                  6,035                 11,447
                                                                      ========               ========               ========


See accompanying notes to consolidated financial statements.

                   STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                Years Ended September 30, 1997, 1998, and 1999

(in thousands, except per unit amounts)
                                             Number of Units
                                   ---------------------------------------                                                Total
                                                   Senior  Junior  General                   Senior   Junior   General   Partners'
                                   Common    Sub.   Sub.    Sub.   Partner   Common   Sub.    Sub.     Sub.    Partner    Capital
                                   ------    ----   ----    ----   -------   ------   ----    ----     ----    -------    -------
                                   -------------------------------------------------------------------------------------------------
  Balance as of
   September 30, 1996               2,875   2,396       -     -        -   $ 52,821  $ 8,410       -      -    $  167    $ 61,398

Net income                                                                    1,077      895                       40       2,012
Distributions ($2.20 per unit)                                               (6,325)  (5,271)                    (236)    (11,832)
                                   -------------------------------------------------------------------------------------------------

  Balance as of
   September 30, 1997               2,875   2,396       -     -        -     47,573    4,034       -      -       (29)     51,578

Contribution of assets, net           148                                     3,399                                68       3,467
Issuance of Common
  Units, net                          809                                    15,745                               344      16,089
Issuance of Common Units
 in connection with an
 acquisition                           27                                       600                                12         612
Net loss                                                                       (728)    (208)                     (19)       (955)
Distributions ($2.20 per unit)                                               (7,903)  (5,272)                    (269)    (13,444)
                                   -------------------------------------------------------------------------------------------------
  Balance  as of
   September 30, 1998               3,859   2,396       -     -        -     58,686   (1,446)      -      -       107      57,347

Exchange of ownership in
  connection with the Star
  Gas / Petro Transaction                  (2,396)  2,477   345      326     (8,958)  (2,754) 11,903    797      (988)          -
Issuance of Units in
  equity offerings (including
  exercise of overallotments)      10,076                                   135,816                                       135,816
Issuance of Units in
  redemption of Petro's
  12 7/8% Preferred Stock             401                                     5,399                                         5,399
Issuance of Units in
  redemption of Petro's
  Junior Preferred Stock              103                                     1,459                                         1,459

Net loss                                                                    (26,141)   4,200  (6,165)  (857)     (587)    (29,550)
Distributions
  ($2.25 per common unit)                                                   (19,484)                             (140)    (19,624)
Other                                 (61)                                     (871)             200                         (671)
                                   -------------------------------------------------------------------------------------------------
  Balance as of
   September 30, 1999              14,378       -   2,477   345      326  $ 145,906  $   -    $5,938  $ (60)  $(1,608)   $150,176
                                   =================================================================================================


See accompanying notes to consolidated financial statements.

                   STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                                            Year Ended September 30,
                                                                       -------------------------------------------------------------
                                                                               1997                  1998                  1999
                                                                       ------------------    ------------------    -----------------
Cash flows from operating activities:
Net income (loss)                                                             $  2,012              $   (955)             $ (29,550)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
Depreciation and amortization                                                   10,242                11,462                 22,713
Amortization of debt issuance cost                                                 163                   176                    347
Provision for losses on accounts receivable                                        312                   239                    371
Loss on sales of assets                                                            295                   271                     83
Deferred tax benefit                                                                -                     -                 (14,946)
Changes in operating assets and liabilities, net of amounts acquired:
   Decrease in receivables                                                       1,193                   342                 27,954
   Decrease (increase) in inventories                                            1,897                (3,705)                (1,962)
   Decrease  (increase) in other assets                                            124                   198                 (8,460)
   Increase (decrease) in accounts payable                                       2,900                    81                 (1,922)
   Increase (decrease) in other current and long-term liabilities                 (174)                1,155                 16,167
                                                                              --------              --------              ---------
       Net cash provided by operating activities                                18,964                 9,264                 10,795
                                                                              --------              --------              ---------

Cash flows from investing activities:
Capital expenditures                                                            (5,279)               (5,015)                (7,383)
Proceeds from sales of fixed assets                                                374                   315                    207
Cash acquired in acquisition                                                        -                  1,825                 19,151
Acquisitions                                                                        -                (10,401)               (14,952)
                                                                              --------              --------              ---------
       Net cash used in investing activities                                    (4,905)              (13,276)                (2,977)
                                                                              --------              --------              ---------

Cash flows from financing activities:
Credit facility borrowings                                                       5,000                20,300                 20,350
Credit facility repayments                                                      (7,350)              (15,530)               (21,970)
Acquisition facility borrowings                                                  3,350                30,000                 21,000
Acquisition facility repayments                                                 (3,350)              (21,000)               (16,700)
Distributions                                                                  (11,832)              (13,444)               (19,624)
Increase in deferred charges                                                        -                     -                    (944)
Proceeds from issuance of Common Units, net                                         -                 16,089                136,065
Repayment of debt, net                                                              -                (23,000)              (198,062)
Redemption of preferred stock                                                       -                     -                 (11,746)
Proceeds from issuance of debt                                                      -                 11,000                 87,552
Other                                                                              (94)                 (177)                  (362)
                                                                              --------              --------              ---------
       Net cash provided by (used in) financing activities                     (14,276)                4,238                 (4,441)
                                                                              --------              --------              ---------

       Net increase (decrease) in cash                                            (217)                  226                  3,377
Cash at beginning of period                                                      1,106                   889                  1,115
                                                                              --------              --------              ---------
Cash at end of period                                                         $    889              $  1,115              $   4,492
                                                                              ========              ========              =========

See accompanying notes to consolidated financial statements.

                   STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)   Partnership Organization

     Star Gas Partners, L.P. ("Star Gas Partners" or "the "Partnership") is a leading distributor of propane and home heating oil in the United States. Star Gas Propane, L.P., ("Star Gas Propane" or the "Propane Segment") a wholly owned subsidiary of the Partnership, markets and distributes propane gas and related products to approximately 186,000 retail and wholesale customers in the Midwest and Northeast. Petro Holdings, Inc. ("Petro," "Heating Oil Segment," or the former Petroleum Heat and Power Co., Inc.), an indirect wholly owned subsidiary of Star Gas Propane, is the nation's largest distributor of home heating oil and serves approximately 335,000 customers in the Northeast and Mid-Atlantic region of the United States. Petro was acquired by the Partnership as described in footnote 2. Prior to March 26, 1999, Petro had a 40.5% equity interest in the Partnership and a subsidiary of Petro was its general partner.

2)   Acquisition of Petro

     The Partnership acquired Petro in a four part transaction ("Star Gas / Petro Transaction"), which closed concurrently. This acquisition was accounted for under the purchase method of accounting.

     Merger and Exchange
     -------------------
     Petro, Star Gas Partners and Star Gas Propane entered into a merger agreement (the "merger agreement"). Under the terms of the merger agreement, a newly formed subsidiary of Star Gas Propane was merged with Petro, with Petro surviving the merger as a wholly owned indirect subsidiary of Star Gas Propane.

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

     . each outstanding share of Petro junior convertible preferred stock was converted into 0.13064 common units (102,848 total common units); and

     . each outstanding share of Petro Series C exchangeable preferred stock due 2009 was converted into the right to receive $10.69 in cash per share plus accrued and unpaid dividends, except for an aggregate of 505,000 shares of Series C preferred stock that were converted into an aggregate of 400,531 common units, plus accrued and unpaid dividends on the preferred, with the right to receive an additional 175,000 Senior Subordinated Units contingent upon Petro achieving certain operating results.

     The Exchange occurred immediately prior to the merger and was comprised of the following elements.

     (a) Certain holders of Petro common stock, consisting of Irik P. Sevin, Audrey L. Sevin, Hanseatic Corp. and Hanseatic Americas Inc., who are referred to as the "LLC Owners," formed Star Gas LLC, to which they contributed their outstanding shares of Petro common stock in exchange for all of the limited liability company interests in Star Gas LLC. Star Gas LLC contributed those shares to Star Gas Partners in exchange for general partner units (325,729 general partner units). In addition, the LLC Owners contributed their remaining shares of Petro common stock to Star Gas Partners in exchange for junior subordinated units (345,364 junior subordinated units).

     (b) Other Petro common stockholders who were affiliates of Petro contributed shares of Petro common stock to Star Gas Partners in exchange for Star Gas Partners senior subordinated units. The senior subordinated units, junior subordinated units and general partnership units can earn, pro rata, 303,000 additional senior subordinated units each year that the heating oil segment meets certain financial goals. A maximum of 909,000 additional senior subordinated units can be issued.

2)   Acquisition of Petroleum Heat and Power Co., Inc. - (continued)

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

     All of the $118.8 million of net proceeds of the equity offering, together with the $87.6 million of net proceeds from the debt offering and $5.4 million of Petro's cash were used:

     . to redeem $80.2 million principal amount of Petro's 12 1/4% Senior Subordinated Debentures due 2005, $48.7 million principal amount of Petro's 10 1/8% Senior Subordinated Notes due 2003, $74.3 million principal amount of Petro's 9 3/8% Senior Subordinated Debentures due 2006 and the $17.4 million of Petro's 12 7/8% preferred stock at an aggregate redemption price of $201.3 million;

     . to repurchase Petro's 1989 preferred stock at an aggregate redemption price of $4.2 million; and

     .    to pay $6.3 million  of the expenses of the transaction.

     In addition, Star Gas Partners issued 0.4 million of common units to redeem certain holder's $12.6 million Petro 12 7/8% preferred stock.

     New General Partner
     -------------------
     Since Star Gas Corporation is a wholly-owned subsidiary of Petro, which became a subsidiary of the Partnership in the transaction, it was no longer able to serve as Star Gas Partners' general partner. Star Gas Partners' new general partner is Star Gas LLC, which is owned by the LLC Owners. The Partnership agreement allows for the removal of the General Partner by a 2/3 vote of the common unitholders. Star Gas LLC's sole business activity is being the general partner.

     Amendment of Partnership Agreement
     ----------------------------------
     In order to complete the transaction, certain amendments to the Partnership agreement were required, including increasing the Minimum Quarterly Distribution ("MQD") from $0.55 to $0.575 per unit, or $2.30 per unit annually. The increase in the MQD raised the threshold needed to end the subordination period (see footnote 4).

3)   Summary of Significant Accounting Policies

     Basis of Presentation

     The Consolidated Financial Statements for the period October 1, 1997 through March 25, 1999 include the accounts of Star Gas Partners, L.P., Star Gas Propane and its corporate subsidiaries. Beginning March 26, 1999, the Consolidated Financial Statements also include the accounts and results of operations of Petro and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

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

     Revenue Recognition

     Sales of propane, heating oil and equipment are recognized at the time of delivery of the product to the customer or at the time of sale, service, or installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating oil equipment service contracts are deferred and amortized into income over the terms of the respective service contracts, on a straight line basis, which generally do not exceed one year.

     Basic and Diluted Income (Loss) per Limited Partner Unit

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

     Covenants not to compete are non-compete agreements established with the owners of an acquired company. For both the propane and heating oil segments, covenants not to compete are amortized over the respective lives of the covenants, which are generally five years.

     Customer lists are the names and delivery addresses of the acquired company's patrons. Based on the historical retention experience of these lists, the propane segment amortizes customer lists on a straight-line method over fifteen years, and the heating oil segment amortizes customer lists on a straight-line method over ten years.

     Deferred charges represent the costs associated with the issuance of debt instruments. Both the propane and heating oil segments amortize deferred charges using the straight-line method over the lives of the related debt instrument.

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

     Derivatives and Premiums

     The Partnership uses derivatives to hedge the heating oil and propane gallons it sells to guaranteed maximum price customers. The realized gains and losses from these derivatives are matched with the inventory being hedged and are included with cost of goods sold. Premiums paid for derivatives are capitalized and amortized as part of cost of goods sold over the useful lives of the related instruments.

     Income Taxes

     The Partnership is a master limited partnership. As a result, for Federal income tax purposes, earnings or losses are allocated directly to the individual partners. Except for the Partnership's corporate subsidiaries, no recognition has been given to Federal income taxes in the accompanying financial statements of the Partnership. While the Partner's corporate subsidiaries will generate non-qualifying Master Limited Partnership revenue, dividends from the corporate subsidiaries to the Partnership are included in the determination of Master Limited Partnership income. In addition, a portion of the dividends received by the Partnership from the corporate subsidiaries will be taxable to the limited partners. Net earnings for financial statement purposes will differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and due to the taxable income allocation requirements of the Partnership agreement.

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

     The Senior Subordinated Units, the Junior Subordinated Units, and General Partner Units are each a separate class of interest in Star Gas Partners, and the rights of holders of those interests to participate in distributions differ from the rights of the holders of the Common Units.

     The Partnership intends to distribute to the extent there is sufficient available cash, at least a MQD of $0.575 per unit, or $2.30 per unit on a yearly basis. In general, available cash will be distributed per quarter based on the following priorities:

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

     The subordination period will generally extend until the first day of any quarter beginning on or after October 1, 2002 that each of the following three events occur:

     (1) distributions of Available Cash from Operating Surplus on the common units, senior subordinated units, junior subordinated units and general partner units equal or exceed the sum of the minimum quarterly distributions on all of the outstanding common units, senior subordinated units, junior subordinated units and general partner units for each of the three non-overlapping four-quarter periods immediately preceding that date;

     (2) the Adjusted Operating Surplus generated during each of the three immediately preceding non-overlapping four-quarter periods equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units, senior subordinated units, junior subordinated units and general partner units during those periods on a fully diluted basis for employee options or other employee incentive compensation. This includes all outstanding units and all common units issuable upon exercise of employee options that have, as of the date of determination, already vested or are scheduled to vest before the end of the quarter immediately following the quarter for which the determination is made. It also includes all units that have as of the date of determination been earned by but not yet issued to our management for incentive compensation; and

     (3) there are no arrearages in payment of the minimum quarterly distribution on the common units.

5)   Segment Reporting

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Partnership, as a result of the Star Gas / Petro Transaction (see footnote 2), has two reportable segments, propane and heating oil. Management has chosen to organize the enterprise under these two segments in order to leverage the expertise it has in each industry, allow each segment to continue to strengthen its core competencies, and facilitate a clear means for evaluation.

     The propane segment is primarily engaged in the retail distribution of propane and related supplies and equipment to residential, commercial, industrial, agricultural and motor fuel customers, in the Midwest and the Northeast. Propane is used primarily for space heating, water heating and cooking by the Partnership's residential and commercial customers and as a result, weather conditions have a significant impact on the demand for propane.

     The heating oil segment is primarily engaged in the retail distribution of home heating oil, related equipment services, and equipment sales to residential and commercial customers. It operates primarily in the Northeast and Mid-Atlantic states. Home heating oil is principally used by the Partnership's residential and commercial customers to heat their homes and buildings, and as a result, weather conditions also have a significant impact on the demand for home heating oil.

     The following are the statements of operations and balance sheets for each segment as of the periods indicated. The heating oil segment was consolidated with the propane segment beginning March 26, 1999. There were no inter-segment sales between the propane segment and the heating oil segment

     (in thousands)
                                                                      Year Ended September 30,
                                     --------------------------------------------------------------------------------------------
                                                 1997                          1998                            1999
                                     ----------------------------   ----------------------------   ------------------------------
                                     Heating                         Heating                        Heating
     Statement of Operations           Oil     Propane    Consol.     Oil    Propane     Consol.     Oil      Propane     Consol.
     -----------------------           ---     -------    -------     ---    --------    -------     ---      -------     -------
     Sales:
       Product                       $  -     $127,116   $127,116   $  -     $103,114   $103,114   $ 80,279   $ 97,657    $177,936
       Installation, service,
         and appliance                  -        8,043      8,043      -        8,571      8,571     36,120      9,964      46,084
                                     -------  --------   --------   -------  --------   --------   --------   --------    --------
          Total sales                   -      135,159    135,159      -      111,685    111,685    116,399    107,621     224,020

     Costs and expenses:
       Cost of product                  -       70,020     70,020      -       46,909     46,909     42,409     38,377      80,786
       Cost of installation,
         service, and appliances        -        2,191      2,191      -        2,589      2,589     47,661      3,202      50,863
       Delivery and branch              -       36,427     36,427      -       37,216     37,216     45,470     41,019      86,489
       Depreciation and
         amortization                   -       10,242     10,242      -       11,462     11,462     10,531     12,182      22,713
       General and administrative       -        6,818      6,818      -        6,065      6,065      5,189      6,445      11,634
       Net (loss) on sales of assets    -         (295)      (295)     -         (271)      (271)         7        (90)        (83)
                                     -------  --------   --------   -------  --------   --------   --------   --------    --------
            Operating income (loss)     -        9,166      9,166      -        7,173      7,173    (34,854)     6,306     (28,548)
     Interest expense, net              -        6,966      6,966      -        7,927      7,927      7,128      8,307      15,435
     Amortization of debt
       issuance  costs                  -          163        163      -          176        176        167        180         347
                                     -------  --------   --------   -------  --------   --------   --------   --------    --------
            Income (loss) before
              income taxes              -        2,037      2,037      -         (930)      (930)   (42,149)    (2,181)    (44,330)
     Income tax expense (benefit)       -           25         25      -           25         25    (11,900)    (2,880)    (14,780)
                                     -------  --------   --------   -------  --------   --------   --------   --------    --------
             Net income (loss)       $  -     $  2,012   $  2,012   $  -     $   (955)  $   (955)  $(30,249)  $    699    $(29,550)
                                     =======  ========   ========   =======  ========   ========   ========   ========    ========

     Capital expenditures            $  -     $  5,279   $  5,279   $  -     $  5,015   $  5,015   $  2,323   $  5,060    $  7,383
                                     =======  ========   ========   =======  ========   ========   ========   ========    ========

          (in thousands)                                                                        September 30, 1999
                                                                                        ------------------------------------
                                                                September 30, 1998        Heating                   (1)
                                                                      Propane              Oil       Propane    Consolidated
          Balance Sheet                                               --------          ---------    --------   ------------
          -------------
          Assets
          Current assets:
            Cash and cash equivalents                                 $  1,115           $  4,270    $    222       $  4,492
            Receivables                                                  5,279             35,960       6,335         42,295
            Inventories                                                 10,608             16,498       9,819         26,317
            Prepaid expenses and other current assets                      945             13,678       1,156         13,764
                                                                      --------           --------    --------       --------
                   Total current assets                                 17,947             70,406      17,532         86,868
          Property and equipment, net                                  110,262             39,849     115,118        154,967
          Long-term portion of accounts receivable                           -              5,590           -          5,590
          Investment in Petro Holdings                                       -                  -      83,233              -
          Intangibles and other assets, net                             51,398            236,981      54,938        291,919
                                                                      --------           --------    --------       --------
                   Total assets                                       $179,607           $352,826    $270,821       $539,344
                                                                      ========           ========    ========       ========

          Liabilities and Partners' Capital
          Current Liabilities:
            Accounts payable                                          $  3,097           $  7,366    $  5,573       $ 12,939
            Bank credit facility borrowings                              4,770                  -       3,150          3,150
            Current maturities of long-term debt                           692              1,391           -          1,391
            Accrued expenses                                             3,315             39,012       4,231         43,044
            Unearned service contract revenue                                -             14,007           -         14,007
            Customer credit balances                                     6,038             26,657       4,437         31,094
                                                                      --------           --------    --------       --------
                   Total current liabilities                            17,912             88,433      17,391        105,625
          Long-term debt                                               104,308            174,338     102,300        276,638
          Other long-term liabilities                                       40              6,822          92          6,905

          Partners' Capital                                             57,347             83,233     151,038        150,176
                                                                      --------           --------    --------       --------
                   Total Liabilities and Partners' Capital            $179,607           $352,826    $270,821       $539,344
                                                                      ========           ========    ========       ========

     (1) The consolidated amounts include the necessary entries to eliminate the Investment in Petro Holdings.

6)   Inventories

     The components of inventory were as follows:

     (in thousands)                     September 30, 1998   September 30, 1999
                                        ------------------   ------------------
     Propane gas                               $ 8,807             $ 7,678
     Propane appliances and equipment            1,801               2,141
     Fuel oil                                     -                  9,959
     Fuel oil parts and equipment                 -                  6,539
                                               -------             -------
                                               $10,608             $26,317
                                               =======             =======

     Substantially all of the Partnership's propane supplies for the Northeast retail operations are purchased under supply contracts. Certain of the supply contracts provide for minimum and maximum amounts of propane to be purchased thereunder, and provide for pricing in accordance with posted prices at the time of delivery or include a pricing formula that typically is based on current market prices. Historically, spot purchases from Mont Belvieu, Texas sources accounted for approximately one-third of the Partnership's total volume of propane purchases. In addition, the three single largest suppliers in the aggregate account for less than half of total propane purchases.

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

     The Partnership may enter into forward contracts with Mont Belvieu suppliers, heating oil suppliers or refineries which call for a fixed price for the product to be purchased based on current market conditions, with delivery occurring at a later date. In most cases the Partnership has entered into similar agreements to sell this product to customers for a fixed price based on market conditions. In the event that the Partnership enters into these types of contracts without a subsequent sale, it is exposed to some market risk. Currently, the Partnership does not have any contracts that if market conditions were to change, would have a material affect on its financial statements.

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

     To hedge a substantial portion of the heating oil gallons being sold to its guaranteed maximum price customers, the heating oil segment at September 30, 1999 had 12.7 million gallons of forward purchase contracts for heating oil with a notional value of $8.1 million and a fair market value of $7.8 million; 104.1 million gallons of futures contracts to buy heating oil with a notional value of $53.9 million and a fair market value of $64.7 million;
     50.9 million gallons of futures contracts to sell heating oil with a notional value of $26.9 million and a fair market value of $31.5 million;
     17.9 million gallons of option contracts to buy heating oil with a notional value of $8.1 million and a fair market value of $11.1 million; and 24.2 million gallons of option contracts to sell heating oil with a notional value of $12.0 million and a fair market value of $15.1 million. The contracts expire at various times with no contract expiring later than July 2000.

     At September 30, 1999 the propane segment had options to buy 5.0 million gallons of propane with a notional value of $1.6 million and a fair market value totaling $2.2 million. The option contract expires in March 2000.

     At September 30, 1999 the unrealized gains on the heating oil segment's and propane segment's hedging activity was approximately $9.0 million and $0.6 million respectively. The heating oil segment's hedging activity is designed to help it achieve its planned margins and represents approximately 25% of the expected total home heating oil volume sold in a twelve month period. The propane segment's hedging activity is also designed to help it achieve its planned margins and represents approximately 5% of the expected total propane volume sold in a twelve month period.

     The carrying amount of all hedging financial instruments at September 30, 1999 was $1.1 million and was included in Prepaid Expenses on the Consolidated Balance Sheet. The risk that counterparties to such instruments may be unable to perform is minimized by limiting the counterparties to major oil companies and major financial institutions, including the New York Mercantile Exchange. The Partnership does not expect any losses due to counterparty default.

7)   Property, Plant and Equipment

     The components of property, plant, and equipment and their estimated useful lives were as follows:

     (in thousands)                              September 30, 1998    September 30, 1999   Estimated Useful Lives
                                                 ------------------    ------------------   ----------------------
     Land                                               $  4,635              $  8,669
     Buildings and leasehold improvements                 10,313                21,370           4 - 30 years
     Fleet and other equipment                            16,918                34,470           3 - 30 years
     Tanks and equipment                                 102,493               113,774           8 - 30 years
     Furniture and fixtures                                2,833                14,396           5 - 12 years
                                                        --------              --------
       Total                                             137,192               192,679
     Less accumulated depreciation                        26,930                37,712
                                                        --------              --------
       Total                                            $110,262              $154,967
                                                        ========              ========

8)   Intangibles and Other Assets

     The components of intangibles and other assets were as follows at the indicated dates:


     (in thousands)                              September 30, 1998               September 30, 1999            Useful Lives
                                            --------------------------  ------------------------------------    ------------
                                                    (Propane)            (Propane)   (Heating Oil)    Total
     Goodwill                                          $25,690           $28,858        $146,764     $175,622           25 years
     Covenants not to compete                            2,341             2,361               -        2,361            5 years
     Customer lists                                     34,028            38,004          94,842      132,846       7 - 15 years
     Deferred charges                                    2,907             3,102           2,760        5,862       6 - 14 years
                                                       -------           -------        --------     --------
       Total intangibles                                64,966            72,325         244,366      316,691
     Less accumulated amortization                      13,568            17,604           7,839       25,443
                                                       -------           -------        --------     --------
       Net intangibles                                  51,398            54,721         236,527      291,248
     Other assets                                            -               217             454          671
                                                       -------           -------        --------     --------
       Intangibles and other assets                    $51,398           $54,938        $236,981     $291,919
                                                       =======           =======        ========     ========


     The table below summarizes the current allocation by the Partnership of the excess of purchase price over book value related to the acquisition of Petro. The allocation of the purchase price was based on the results of an appraisal of property, plant and equipment, customer lists and the March 26, 1999 recorded values for tangible assets and liabilities as follows:

                                                                                                      (in thousands)
          Consideration given for the exchange of Petro shares                                          $  20,822

          Fair market value of Petro's assets and liabilities as of March 26, 1999:
           Current assets                                                                                 107,102)
           Property, plant and equipment                                                                  (40,109)
           Value of Petro's investment in the Partnership                                                 (21,864)
           Current liabilities                                                                             78,792
           Long-term debt                                                                                 276,568
           Deferred income taxes                                                                           12,000
           Other liabilities                                                                                7,251
           Preferred stock                                                                                 12,978
           Junior preferred stock                                                                           1,459
                                                                                                          -------
                    Sub-total                                                                             219,973
                                                                                                          -------

         Total value assigned to intangibles and other assets                                           $ 240,795
                                                                                                          =======

         Consisting of:     Customer lists                                                              $  94,000
                            Goodwill                                                                      146,080
                            Other assets                                                                      715
                                                                                                          -------
                              Total                                                                     $ 240,795
                                                                                                          =======

     The fair market value for property, plant and equipment, excluding real estate, was established using the replacement cost approach method. The market approach was used in valuing the real estate. The value assigned to customer lists was derived using a discounted cash flow analysis. The cash attributable to the customer were discounted back at an equity risk adjusted cost of capital to the net present value. Any excess was attributable to goodwill.

9)   Long-Term Debt and Bank Facility Borrowings

     Long-term debt consisted of the following at the indicated dates:

                                                                                   September 30,         September 30,
     (in thousands)                                                                     1998                  1999
                                                                                   --------------        --------------
     Propane Segment:
     8.04% First Mortgage Notes (a)                                                     $ 85,000               $ 85,000
     7.17% First Mortgage Notes (a)                                                       11,000                 11,000
     Acquisition Facility Borrowings (b)                                                   9,000                  6,300
     Working Capital Facility Borrowings (b)                                               4,770                  3,150

     Heating Oil Segment:
     7.92% Senior Notes (c)                                                                 -                    90,000
     9.0% Senior Notes (d)                                                                  -                    62,697
     10.25% Senior and Subordinated Notes (e)                                               -                     4,246
     Acquisition Facility Borrowings (f)                                                    -                     7,000
     Acquisition Notes Payable (g)                                                          -                     8,764
     Subordinated Debentures (h)                                                            -                     3,022
                                                                                        --------               --------
                                                                                         109,770                281,179
     Less current maturities                                                                (692)                (1,391)
     Less bank credit facility borrowings                                                 (4,770)                (3,150)
                                                                                        --------               --------
               Total                                                                    $104,308               $276,638
                                                                                        ========               ========

     (a) In December 1995, Star Gas Propane assumed $85.0 million of first mortgage notes (the "First Mortgage Notes") with an annual interest rate of 8.04% in connection with the initial Partnership formation. In January 1998, Star Gas Propane issued an additional $11.0 million of First Mortgage Notes with an annual interest rate of 7.17%. Star Gas Propane's obligations under the First Mortgage Note Agreements are secured, on an equal basis with Star Gas Propane's obligations under the Bank Credit Facilities, by a mortgage on substantially all of the real property and liens on substantially all of the operating facilities, equipment and other assets of Star Gas Propane. The First Mortgage Notes will mature September 15, 2010, and will require semiannual prepayments, without premium on the principal thereof, beginning on March 15, 2001. Interest on the Notes is payable semiannually on March 15 and September 15. The First Mortgage Note Agreements contain various restrictive and affirmative covenants applicable to Star Gas Propane; the most restrictive of these covenants relates to the incurrence of additional indebtedness and restrictions on certain investments, guarantees, loans, sales of assets and other transactions.

     (b) The Star Gas Propane Bank Credit Facilities consist of a $25.0 million Acquisition Facility and a $12.0 million Working Capital Facility. At September 30, 1999 $6.3 million and $3.2 million was borrowed under the Acquisition Facility and Working Capital Facility respectively. The agreement governing the Bank Credit Facilities contains covenants and default provisions generally similar to those contained in the First Mortgage Note Agreements. The Bank Credit Facilities bear interest at a rate based upon, at the Partnership's option, either the London Interbank Offered Rate plus a margin or a Base Rate (each as defined in the Bank Credit Facilities). The Partnership is required to pay a fee for unused commitments which amounted to $0.2 million for fiscal 1997, $0.1 million for fiscal 1998 and $0.1 million for fiscal 1999. For fiscal 1998 and 1999, the weighted average interest rate on borrowings under these facilities was 7.46% and 7.13% respectively. At September 30, 1999 the interest rate was 8.25%.

     The Working Capital Facility will expire June 30, 2001, but may be extended annually thereafter with the consent of the banks. Borrowings under the Acquisition Facility will revolve until September 30, 2000, after which time any outstanding loans thereunder, will amortize in quarterly principal payments with a final payment due on September 30, 2003. However, there must be no amount outstanding under the Working Capital Facility for at least 30 consecutive days during each fiscal year.

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

     The note agreements for the senior secured notes contain various negative and affirmative covenants, the most restrictive of the covenants include restrictions on payment of dividends or other distributions by Star Gas Partners on any partnership interest if the ratio of consolidated pro forma operating cash flow to consolidated pro forma interest expense, do not meet the requirements in the agreement for the period of the four most recent fiscal quarters ending on or prior to the date of the dividend or distribution or an event of default would exist.

     (d) The Petro 9.0% Senior Secured Notes which pay interest semiannually were issued under agreements that are substantially identical to the agreements under which the $90.0 million of Senior Secured Notes were issued, including negative and affirmative covenants. The 9.0% Senior Notes are guaranteed by Star Gas Partners. The notes have various sinking fund payments of which the largest are $15.5 million due on October 1, 2000, $15.4 million due on October 1, 2001 and a final maturity payment of $30.3 million due on October 1, 2002. All such notes are redeemable at the option of the Partnership, in whole or in part upon payment of a premium as defined in the note agreement. The holders of these notes have the right to extend each of the above mentioned maturities for a one year period at an annual rate of 10.9%.

     (e) The Petro 10.25% Senior and Subordinated Notes which pay interest quarterly also were issued under agreements that are substantially identical to the agreements under which the $90.0 million and the 9.0% Senior Notes were issued. These notes are also guaranteed by Star Gas Partners. Petro is required to repay quarterly payments totaling $0.1 million and to make a final maturity payment of $4.1 million on January 15, 2001. No premium is payable in connection with these required payments. The holders of these notes have the right to extend each maturity of the note for a one year period at an annual rate of 14.1%. This election was exercised in November 1999, extending $2.1 million with original maturities of January 15, 2000 to January 15, 2001.

     (f) The Petro Bank Facilities consist of four separate facilities; a $40 million working capital facility, a $10 million insurance letter of credit facility, a $50 million acquisition facility and a $15 million temporary working capital facility (a facility in place from December 15, 1999 to April 15, 2000). At September 30, 1999 no amount was outstanding under the working capital facility; $9.5 million of the insurance letter of credit was used; $7.0 million was outstanding under the acquisition facility, along with an additional $8.3 million outstanding from the acquisition facility in the form of letter of credits (see footnote g below) and no amount was outstanding under the temporary working capital facility. The working capital facility and letter of credit facility will expire on June 30, 2001. The acquisition facility will convert to a term loan on June 30, 2001 which will be payable in eight equal quarterly principal payments. Amounts borrowed under the working capital facility are subject to a requirement to maintain a zero balance for 90 consecutive days during the period from April 1 to September 30 of each year. In addition, each facility will bear an interest rate that is based on either the London Interbank Offer Rate or another base rate plus a set percentage. The bank facilities agreement contains covenants and default provisions generally similar to those contained in the note agreement for the senior secured notes. The Partnership is required to pay a commitment fee which amounted to $0.3 million for fiscal 1999.

     (g) These Petro notes were issued in connection with the purchase of fuel oil dealers and other notes payable and are due in monthly and quarterly installments. Interest is at various rates ranging from 7% to 15% per annum, maturing at various dates through 2004. Approximately $8.3 million of letter of credits issued under the Petro Bank Acquisition Facility are issued to support these notes.

     (h) Petro also has outstanding $1.3 million of 10 1/8% Subordinated Debentures due 2003, $0.7 million of 9 3/8% Subordinated Notes due 2006 and $1.1 million of 12 1/4% Subordinated Notes due 2005. In October 1998, the indentures under which the 10 1/8%, 9 3/8% and 12 1/4% subordinated notes were issued were amended to eliminate substantially all of the covenants provided by the indentures.

     As of September 30, 1999, the Partnership was in compliance with all debt covenants. As of September 30, 1999, the maturities during fiscal years ending September 30 are set forth in the following table:

                                           (in thousands)
               2000                          $  4,541
               2001                            31,563
               2002                            32,392
               2003                            56,969
               2004                            18,686
               Thereafter                     137,028
                                             --------
                                             $281,179
                                             ========
10)  Acquisitions

     During fiscal 1999, the Partnership acquired three unaffiliated retail propane dealers with an aggregate cost of $16.2 million, and Petro in a four part transaction as described in footnote 2. Since the Star Gas / Petro Transaction, the Partnership has also acquired three unaffiliated heating oil dealers with an aggregate cost of $1.7 million.

     During fiscal 1998, the Partnership acquired seven unaffiliated retail propane dealers with an aggregate cost of $35.6 million.

     The following table indicates the allocation of the aggregate purchase price paid and the respective periods of amortization assigned for the 1998 and 1999 acquisitions other than for Petro (see Intangibles and Other Assets footnote):

     (in thousands)                         1998          1999       Useful Lives
                                            ----          ----       ------------
     Land                                 $   492       $   288                 -
     Buildings                              1,381           400          30 years
     Furniture and equipment                  153            35          10 years
     Fleet                                  1,613         1,082      5 - 30 years
     Tanks and equipment                   14,829         6,738      5 - 30 years
     Customer lists                         5,231         4,817          15 years
     Restrictive covenants                    300            21           5 years
     Goodwill                              11,503         3,886          25 years
     Deferred charges                          56             -           6 years
     Working capital                            -           630                 -
                                          -------       -------
         Total                            $35,558       $17,897
                                          =======       =======

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

     The following unaudited pro forma information presents the results of operations of the Partnership and the acquisitions previously described, including Petro and the related financing, as if the acquisitions had taken place on October 1, 1997.

     (in thousands)                                                             Years Ended September 30,
                                                                                -------------------------
                                                                                 1998                 1999
                                                                                 ----                 ----
     Sales                                                                      $576,467              $526,680
                                                                                ========              ========
     Net income (loss)                                                          $ (2,712)             $  1,438
                                                                                ========              ========
     General Partner's interest in net income (loss)                            $    (50)             $     26
                                                                                ========              ========
     Limited Partners' interest in net income (loss)                            $ (2,662)             $  1,412
                                                                                ========              ========
     Basic and Diluted net income (loss) per limited partner unit               $  (0.15)             $   0.08
                                                                                ========              ========

11)  Employee Benefit Plans

     Propane Segment

     The propane segment has a 401(k) plan which covers certain eligible non-union and union employees. Subject to IRS limitations, the 401(k) plan provides for each employee to contribute from 1.0% to 15.0% of compensation. The propane segment contributes to non-union participants a matching amount up to a maximum of 3.0% of compensation. Aggregate matching contributions made to the 401(k) plan during fiscal 1997, 1998 and 1999 were $0.4 million, $0.3 million and $0.3 million, respectively. The propane segment also makes monthly contributions on behalf of its union employees to a union sponsored defined benefit plan which amounted to $0.4 million for fiscal 1999.

     Heating Oil Segment

     The heating oil segment has a 401(k) plan which covers certain eligible non-union and union employees. Subject to IRS limitations, the 401(k) plan provides for each employee to contribute from 1.0% to 17.0% of compensation. The Partnership makes a 4% core contribution of a participant's compensation and matches 2/3 of each amount a participant contributes up to a maximum of 2.0% of a participant's compensation. The Partnership's aggregate contributions to the heating oil segment's 401(k) plan since its acquisition was $1.5 million.

     As a result of the Star Gas / Petro Transaction, the Partnership assumed Petro's pension liability. Effective December 31, 1996, the heating oil segment consolidated all of its defined contribution pension plans and froze the benefits for nonunion personnel covered under defined benefit pension plans. In 1997, the heating oil segment froze the benefits of its New York City union defined benefit pension plan as a result of operation consolidations. Benefits under the frozen defined benefit plans were generally based on years of service and each employee's compensation. The Partnership's pension expense for all defined benefit plans since the heating oil segment's acquisition was $0.2 million.

     The following tables provide a reconciliation of the changes in the heating oil segment's plan benefit obligations, fair value of assets, and a statement of the funded status at the indicated dates:

     (in thousands)                                         Nine Months Ended
                                                              September 30,
     Reconciliation of Benefit Obligations                       1999
     -------------------------------------                  -----------------

     Benefit obligations at beginning of year                         $27,377
     Service cost                                                           -
     Interest cost                                                      1,300
     Actuarial (gain) loss                                             (2,346)
     Benefit payments                                                  (1,112)
     Settlements                                                         (733)
                                                            -----------------
     Benefit obligation at end of year                                $24,486
                                                            =================

     Reconciliation of Fair Value of Plan Assets
     -------------------------------------------
     Fair value of plan assets at beginning of year                   $21,038
     Actual return on plan assets                                          75
     Employer contributions                                             1,801
     Benefit payments                                                  (1,112)
     Settlements                                                         (733)
                                                            -----------------
     Fair value of plan assets at end of year                         $21,069
                                                            =================

     Funded Status
     -------------
     Benefit obligation                                                          $  24,486
     Fair value of plan assets                                                      21,069
     Unrecognized transition (asset) obligation                                        (30)
     Unrecognized prior service cost                                                     -
     Unrecognized net actuarial (gain) loss                                         (1,445)
                                                                                  --------
     Prepaid (accrued) benefit cost                                                 (4,892)
                                                                                  ========

     Weighted-Average Assumptions Used in the Measurement of
     -------------------------------------------------------
     the Company's Benefit Obligation as of the period indicated
     -----------------------------------------------------------
     Discount rate                                                                     7.5%
     Expected return on plan assets                                                    8.5%
     Rate of compensation increase                                                     N/A

     In addition, the heating oil segment made contributions to union-administered pension plans of $1.1 million since its acquisition by the partnership.

12)  Income Taxes

     Income tax expense (benefit) was comprised of the following for the indicated periods:

          (in thousands)              Years Ended September 30,
                                   ------------------------------
                                   1997        1998          1999
                                   ----        ----          ----
          Current:
            Federal                $  -        $  -      $      -
            State                    25          25           166
          Deferred                    -           -       (14,946)
                                   ----        ----      --------
                                   $ 25        $ 25      $(14,780)
                                   ====        ====      ========

     The sources of the deferred income tax expense (benefit) and the tax effects of each for the year ended September 30, 1999 were as follows:

                                                                                             (in thousands)
          Excess of tax over book depreciation                                                  $    401
          Excess of book over tax amortization expense                                            (1,324)
          Excess of tax over book vacation expense                                                   146
          Excess of tax over book restructuring expense                                               88
          Excess of tax over book bad debt expense                                                   305
          Excess of tax over book over tax supplemental benefit expense                               49
          Excess of tax over book pension contribution                                               342
          Other, net                                                                                 (12)
          Recognition of tax benefit of net operating loss to the extent
           of current and previous recognized temporary differences                              (14,941)
                                                                                                --------
                                                                                                $(14,946)
                                                                                                ========

     The components of the net deferred taxes and the related valuation allowance for the year ended September 30, 1999 using current rates are as follows:

                                                                                           (in thousands)
          Deferred Tax Assets:
          --------------------
          Net operating loss carryforwards                                                   $ 28,525
          Excess of book over tax vacation expense                                              1,757
          Excess of book over tax restructuring expense                                           534
          Excess of book over tax bad debt expense                                                270
          Excess of book over tax supplemental benefit expense                                    709
          Other, net                                                                              321
                                                                                             --------
            Total deferred tax assets                                                          32,116
          Valuation allowance                                                                 (16,448)
                                                                                             --------
            Net deferred tax assets                                                          $ 15,668
                                                                                             ========
          Deferred Tax Liabilities:
          -------------------------
          Excess of tax over book depreciation                                               $  7,596
          Excess of tax over book amortization                                                  7,014
          Excess of tax over book pension contribution                                          1,058
                                                                                             --------
            Total deferred tax liabilities                                                   $ 15,668
                                                                                             ========

            Net deferred taxes                                                               $      -
                                                                                             ========

     In order to fully realize the net deferred tax assets the Company will need to generate future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based upon the level of current taxable income and projections of future taxable income of the Partnership's corporate subsidiaries over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Partnership will realize the benefits of these deductible differences, net of existing valuation allowance at September 30, 1999. The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

     At September 30, 1999, the Company had net income tax loss carryforwards for Federal income tax reporting purposes of approximately $71 million of which approximately $24.7 million are limited in accordance with Federal income tax law. The losses are available to offset future Federal taxable income through 2019.

13)  Lease Commitments

     The Partnership has entered into certain operating leases for office space, trucks and other equipment.

     The future minimum rental commitments at September 30, 1999 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

           (in thousands)               Heating Oil Segment        Propane Segment       Total
                                        -------------------        ---------------       -----
          2000                                     3,429              $1,174           $ 4,603
          2001                                     2,844               1,120             3,964
          2002                                     2,783               1,022             3,805
          2003                                     3,103                 719             3,822
          2004                                     3,127                 335             3,462
          Thereafter                              18,403                 176            18,579
                                                 -------              ------           -------
          Total minimum lease payments           $33,689              $4,546           $38,235
                                                 =======              ======           =======

     The Partnership's rent expense was $1.3 million, $1.2 million and $4.4 million in 1997, 1998, and 1999, which includes the rent expense for the heating oil segment since its acquisition.

14)  Supplemental Disclosure of Cash Flow Information

           (in thousands)                                                  Years Ended September 30,
                                                                     --------------------------------------
                                                                        1997          1998          1999
                                                                     ----------    ----------    ----------
          Cash paid during the period for:
            Income taxes                                             $        7    $        8    $      106
            Interest                                                 $    7,170    $    7,915    $   15,703

           Non-cash investing activities:
           Acquisitions:
            Working capital                                                        $   (1,945)
            Net long-term assets                                                   $  (25,134)   $   (2,945)
            Assumption of debt                                                     $   23,000
            Deferred income tax liability                                                        $    2,945
           Non-cash financing activities:
            Issuance of Common Units                                               $    3,999    $    6,858
            Additional General Partner interest                                    $       80
            Redemption of preferred stock                                                        $   (6,858)

15)  Commitments and Contingencies

     In the ordinary course of business, the Partnership is threatened with, or is named in, various lawsuits. The Partnership is not a party to any litigation which individually or in the aggregate could reasonably be expected to have a material adverse effect on the Partnership.

16)  Related Party Transactions

     Prior to March 26, 1999, the Partnership was managed by the Star Gas Corporation, a wholly owned subsidiary of Petro. Pursuant to the Partnership Agreement that was in effect at the time, Star Gas Corporation was entitled to reimbursement for all direct and indirect expenses incurred or payments it made on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by Star Gas Corporation in connection with operating the Partnership's business. Indirect expenses were allocated to the Partnership on a basis consistent with the type of expense incurred. For example, services performed by employees of Star Gas Corporation on behalf of the Partnership were reimbursed on the basis of hours worked and rent expense was reimbursed on the proportion of the square footage leased by the Partnership. For the fiscal years ended September 30, 1997, 1998 and 1999 (until the Star Gas / Petro Transaction resulting in Star Gas Corporation being replaced as the General Partner by Star Gas LLC), the Partnership reimbursed Star Gas Corporation and Petro $17.1 million, $19.6 million and $10.2 million, respectively, representing salary, payroll tax and other compensation paid to the employees of the Star Gas Corporation. In addition, the Partnership reimbursed Petro $0.9 million, $0.8 million and $0.4 million for the fiscal years ended September 30, 1997, 1998 and 1999, respectively, relating to the Partnership's share of the costs incurred by Petro in conducting the operations of a certain shared branch location which included managerial services.

17)  Subsequent Events

     Cash Distribution
     On October 25, 1999 the Partnership announced that it would pay a cash distribution of $0.575 per Common Unit for the three months ended September 30, 1999. The distribution was paid on November 15, 1999 to holders of record as of November 5, 1999.

18)  Disclosures About the Fair Value of Financial Instruments

     Cash, Accounts Receivable, Notes Receivable and Other Current Assets, Bank
     --------------------------------------------------------------------------
     Facility Borrowings, Accounts Payable and Accrued Expenses
     ----------------------------------------------------------

     The carrying amount approximates fair value because of the short maturity of these instruments.

     Long-Term Debt
     --------------

     The fair values of each of the Partnership's long-term financing instruments, including current maturities, are based on the amount of future cash flows associated with each instrument, discounted using the Partnership's current borrowing rate for similar instruments of comparable maturity.

     The estimated fair value of the Partnership's long-term debt is summarized as follows:

        (in thousands)                    At September 30, 1998              At September 30, 1999
                                        -------------------------          ------------------------
                                        Carrying      Estimated            Carrying      Estimated
                                         Amount       Fair Value            Amount       Fair Value
                                        ---------     ----------           ---------     ----------
        Long-term debt                  $ 105,000     $  106,606           $ 278,029     $  279,631

19)  Earnings Per Limited Partner Units

        (in thousands, except per unit data)                                      September 30,
                                                                          -------------------------------
                                                                            1997       1998        1999
                                                                          --------   --------    --------
        Basic Earnings Per Unit:
        -----------------------

        Net income (loss)                                                 $  2,012   $   (955)   $(29,550)
        Less:  General Partner's interest in net income (loss)                  40        (19)       (587)
                                                                          --------   --------    --------
         Limited Partner's interest in net income (loss)                  $  1,972   $   (936)   $(28,963)
                                                                          ========   ========    ========

        Common Units                                                         2,875      3,639       8,830
        Senior Subordinated Units                                                -          -       1,283
        Junior Subordinated Units                                                -          -         179
        Subordinated Units                                                   2,396      2,396       1,155
                                                                          --------   --------    --------
         Weighted average number of Limited Partner units outstanding        5,271      6,035      11,447
                                                                          --------   --------    --------

        Basic earnings (losses) per unit                                  $   0.37   $  (0.16)   $  (2.53)
                                                                          ========   ========    ========

        Diluted Earnings Per Unit:
        -------------------------
        Effect of dilutive securities                                     $      -   $      -    $      -
                                                                          --------   --------    --------
         Limited Partner's interest in net income (loss)                  $  1,972   $   (936)   $(28,963)
                                                                          ========   ========    ========

        Effect of dilutive securities                                            -          -           -
                                                                          --------   --------    --------
         Weighted average number of Limited Partner units outstanding        5,271      6,035      11,447
                                                                          ========   ========    ========

        Diluted earnings (losses) per unit                                $   0.37   $  (0.16)   $  (2.53)
                                                                          ========   ========    ========

20)  Selected Quarterly Financial Data (unaudited)

     The seasonal nature of the Partnership's business results in the sale by the Partnership of approximately 30% of its volume in the first fiscal quarter and 45% of its volume in the second fiscal quarter of each year. The Partnership generally realizes net income in both of these quarters and net losses during the quarters ending June and September.

     The results of operations for the year ended September 30, 1999 include Petro's results of operations from March 26, 1999. Since the heating oil division was acquired after the heating season, the results for the year ended September 30, 1999 include expected third and fourth fiscal quarters losses but do not include the profits from the heating season. Accordingly, results of operations for the year ended September 30, 1999 presented are not indicative of the results to be expected for a full year.

      (in thousands)                                             Three Months Ended
                                    --------------------------------------------------------------------------

                                    December 31, 1997    March 31, 1998     June 30, 1998    September 30, 1998      Total
                                    -----------------  -----------------  -----------------  ------------------   -----------
      Sales                                 $  41,844         $  37,884        $  16,243              $  15,714     $ 111,685
      Operating income (loss)                   5,843             8,289           (3,312)                (3,647)        7,173
      Income (loss) before taxes                3,713             6,370           (5,229)                (5,784)         (930)
      Net income (loss)                         3,707             6,363           (5,235)                (5,790)         (955)
      Limited Partner interest in
        net income (loss)                       3,633             6,236           (5,130)                (5,675)         (936)
      Net income (loss) per
        Limited Partner Unit/(a)/           $    0.66         $    1.00        $   (0.82)             $   (0.91)    $   (0.16)

                                                                 Three Months Ended
                                    --------------------------------------------------------------------------

                                    December 31, 1998    March 31, 1999     June 30, 1999    September 30, 1999      Total
                                    -----------------  -----------------  -----------------  ------------------   -----------
      Sales                                 $  30,237         $   52,101       $     79,092           $  62,590     $ 224,020
      Operating income (loss)                   3,523             14,753            (18,226)            (28,598)      (28,548)
      Income (loss) before taxes                1,300             12,347            (23,575)            (34,402)      (44,330)
      Net income (loss)                         1,294             12,315            (18,213)            (24,946)      (29,550)
      Limited Partner interest in
        net income (loss)                       1,268             12,069            (17,849)            (24,451)      (28,963)
      Net income (loss) per
        Limited Partner Unit/(a)/           $    0.20         $     1.75       $      (1.11)          $   (1.47)    $   (2.53)

/(a)/ The sum of the quarters do not add-up to the total, due to the weighting of Limited Partner Units outstanding.

                                                                     Schedule II

                            Star Gas Partners, L.P.
                       VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended September 30, 1997, 1998 and 1999
                                (in thousands)

                                                                                       Additions
                                                                         --------------------------------------

                                                         Balance at         Charged to          Other Changes      Balance at
         Year                Description              Beginning of Year   Costs & Expenses       Add(Deduct)       End of Year
       --------   ----------------------------------  -----------------  ------------------   -----------------    -----------
       1997       Allowance for doubtful accounts             $     291                312          (330)/(a)/          $  273
                                                              =========          =========        ============          ======

       1998       Allowance for doubtful accounts             $     273                239          (260)/(a)/          $   252
                                                              =========          =========        ============          =======

       1999       Allowance for doubtful accounts             $     252                371          1,437/(b)/          $   948
                                                              =========          =========        ============          =======
                                                                                                   (1,112)/(a)/
                                                                                                  ============

(a)  Bad debts written off (net of recoveries).
(b)  Amount acquired as part of the Petro acquisition.