Form 10-Q
period 1999-12-31
STAR GAS PARTNERS LP
filed 2000-02-01
CIK 1002590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

                                  (Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999
                                              -----------------

                                      OR

        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                      Commission File Number:   33-98490
                                                ---------

                            STAR GAS PARTNERS, L.P.
                            -----------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                     06-1437793
-----------------------------------                          ------------------------------------
(State or other jurisdiction                                 (I.R.S. Employer Identification No.)
of incorporation or organization)


2187 Atlantic Street, Stamford, Connecticut                       06902
--------------------------------------------------------------------------------------------------
(Address of principal executive office)                           (Zip Code

(203) 328-7300
--------------------------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

 -------------------------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

Indicate the number of shares outstanding of each issuer's classes of common stock, as of January 31, 2000:

         14,377,467  Common Units
          2,476,797  Senior Subordinated Units
            345,364  Junior Subordinated Units
            325,729  General Partner Units

                   STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q

                                                                                       Page
                                                                                       ----
Part I   Financial Information

         Item 1 - Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of
                 September 30, 1999 and December 31, 1999                                3

              Condensed Consolidated Statements of Operations for the
                 Three months ended December 31, 1998 and December 31, 1999              4

              Condensed Consolidated Statement of Partners' Capital for the
                 three months ended December 31, 1999                                    5

              Condensed Consolidated Statements of Cash Flows for the three
                 months ended December 31, 1998 and December 31, 1999                    6

              Notes to Condensed Consolidated Financial Statements                    7-16

         Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                              17-20

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk            21

Part II  Other Information:

         Item 6 - Exhibits and Reports on Form 8-K                                      21

         Signature                                                                      22

                   STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                                   December 31,
                                                                                September 30,          1999
                                                                                    1999            (unaudited)
                                                                                    ----            -----------
Assets
Current assets:
 Cash and cash equivalents                                                       $  4,492             $  9,910
 Receivables, net of allowance of $948 and  $1,781 respectively                    42,295               82,027
 Inventories                                                                       26,317               28,000
 Prepaid expenses and other current assets                                         13,764               11,296
                                                                                 --------             --------
      Total current assets                                                         86,868              131,233
                                                                                 --------             --------

Property and equipment, net                                                       154,967              154,058
Long-term portion of accounts receivable                                            5,590                6,830
Intangibles and other assets, net                                                 291,919              289,273
                                                                                 --------             --------
      Total assets                                                               $539,344             $581,394
                                                                                 ========             ========
Liabilities and Partners' Capital
Current liabilities:
 Accounts payable                                                                $ 12,939             $ 20,248
 Bank credit facility borrowings                                                    3,150               41,325
 Current maturities of long-term debt                                               1,391               18,190
 Accrued expenses                                                                  43,044               42,066
 Unearned service contract revenue                                                 14,007               16,742
 Customer credit balances                                                          31,094               22,674
                                                                                 --------             --------
      Total current liabilities                                                   105,625              161,245
                                                                                 --------             --------

Long-term debt                                                                    276,638              262,130
Other long-term liabilities                                                         6,905                6,748

Partners' Capital:
 Common unitholders                                                               145,906              145,318
 Subordinated unitholders                                                           5,878                7,387
 General partner                                                                   (1,608)              (1,434)
                                                                                 --------             --------
      Total Partners' Capital                                                     150,176              151,271
                                                                                 --------             --------

      Total Liabilities and Partners' Capital                                    $539,344             $581,394
                                                                                 ========             ========


See accompanying notes to condensed consolidated financial statements.

                   STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                    Three Months Ended december 31,
                                                                 --------------------------------------
  (in thousands, except per unit data)                              1998                       1999
                                                                 -----------               ------------
  Sales:
   Product                                                        $  27,149                $  160,540
   Installation, service and appliances                               3,088                    26,346
                                                                  ---------                ----------
     Total sales                                                     30,237                   186,886

  Costs and expenses:
   Cost of product                                                   10,952                    86,546
   Cost of installation, service and appliances                       1,026                    30,885
   Delivery and branch                                               10,295                    40,302
   Depreciation and amortization                                      3,008                     8,404
   General and administrative                                         1,429                     4,681
   Net gain (loss) on sales of assets                                    (4)                       12
                                                                  ---------                ----------
     Operating income                                                 3,523                    16,080
  Interest expense, net                                               2,178                     6,473
  Amortization of debt issuance costs                                    45                       129
                                                                  ---------                ----------
     Income before income taxes                                       1,300                     9,478
  Income tax expense                                                      6                       113
                                                                  ---------                ----------
     Net income                                                   $   1,294                $    9,365
                                                                  =========                ==========

     General Partner's interest in net income                     $      26                $      174
                                                                  ---------                ----------

  Limited Partners' interest in net income                        $   1,268                $    9,191
                                                                  =========                ==========

  Basic and diluted net income per Limited  Partner unit          $    0.20                $     0.53
                                                                  =========                ==========

  Basic and diluted weighted average number of Limited

   Partner units outstanding                                          6,255                    17,200
                                                                  =========                ==========


See accompanying notes to condensed consolidated financial statements.

                   STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                  (unaudited)


(in thousands, except per unit amounts)

                                       Number of Units                                                   Total
                               -------------------------------
                                        Senior  Junior  General             Senior  Junior    General   Partners'
                                Common   Sub.    Sub.   Partner   Common     Sub.    Sub.     Partner    Capital
                                ------   ----    ----   -------   ------     ----    ----     -------    -------
                                ---------------------------------------------------------------------------------
Balance as of
   September 30, 1999           14,378   2,477     345      326  $145,906   $5,938    $(60)   $(1,608)   $150,176

Net income                                                          7,682    1,324     185        174       9,365

Distributions
  ($0.575 per common unit)                                         (8,270)                                 (8,270)
                              -----------------------------------------------------------------------------------
Balance as of
   December 31, 1999            14,378   2,477     345      326  $145,318   $7,262    $125    $(1,434)   $151,271
                              ===================================================================================

See accompanying notes to condensed consolidated financial statements.

                   STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

  (in thousands)                                                               Three Months Ended December 31,
                                                                            -------------------------------------
                                                                               1998                       1999
                                                                            ----------                 ----------
   Cash flows from operating activities:
   Net income                                                                 $ 1,294                   $  9,365
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                                                3,008                      8,404
   Amortization of debt issuance cost                                              45                        129
   Provision for losses on accounts receivable                                    (18)                       430
   Loss (gain) on sales of assets                                                   4                        (12)
   Changes in operating assets and liabilities, net of amounts acquired:
     Increase in receivables                                                   (3,856)                   (41,376)
     Decrease (increase) in inventories                                           710                     (1,679)
     Decrease in other assets                                                     313                      2,727
     Increase in accounts payable                                                 511                      7,410
     Increase (decrease) in other current and long-term liabilities               233                     (6,876)
                                                                             --------                   --------
          Net cash provided by (used in) operating activities                   2,244                    (21,478)
                                                                             --------                   --------

   Cash flows from investing activities:
   Capital expenditures                                                        (1,312)                    (1,569)
   Proceeds from sales of fixed assets                                             39                        135
   Acquisition related costs                                                      (12)                         -
   Acquisitions                                                                     -                     (3,615)
                                                                             --------                   --------
          Net cash used in investing activities                                (1,285)                    (5,049)
                                                                             --------                   --------

   Cash flows from financing activities:
   Credit facility borrowings                                                  10,450                     47,600
   Credit facility repayments                                                  (4,500)                    (9,425)
   Acquisition facility borrowings                                                  -                      5,000
   Repayment of debt, net                                                           -                     (2,709)
   Distributions                                                               (2,193)                    (8,270)
   Other                                                                            -                       (251)
                                                                             --------                   --------
          Net cash provided by financing activities                             3,757                     31,945
                                                                             --------                   --------

          Net increase in cash                                                  4,716                      5,418
   Cash at beginning of period                                                  1,115                      4,492
                                                                             --------                   --------
   Cash at end of period                                                      $ 5,831                   $  9,910
                                                                             ========                   ========


See accompanying notes to condensed consolidated financial statements.

                   STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)   Partnership Organization

     Star Gas Partners, L.P. ("Star Gas Partners" or the "Partnership") is a leading distributor of home heating oil and propane in the United States. Star Gas Partners is a Master Limited Partnership whose 14.4 million common limited partner units (trading symbol "SGU" representing 82.04% limited partner interest in Star Gas Partners) and 2.5 million senior subordinated units (trading symbol "SGH" representing 14.13% limited partner interest in Star Gas Partners) are traded on the New York Stock Exchange, Inc. Additional interest in Star Gas Partners are represented by 0.3 million junior subordinated units (representing 1.97% limited partner interest in Star Gas Partners) and 0.3 million general partner units (representing 1.86% general partner interest in Star Gas Partners).

     Petro Holdings, Inc. ("Petro" or "heating oil segment"), is the nation's largest distributor of home heating oil and serves approximately 335,000 customers in the Northeast and Mid-Atlantic region of the United States. Petro and Stellar Propane Corp. are indirect wholly owned subsidiaries of Star Gas Propane, L.P. Star Gas Propane, L.P., ("Star Gas Propane" or the "propane segment") is a wholly owned subsidiary of Star Gas Partners, that markets and distributes propane gas and related products to approximately 186,000 retail and wholesale customers in the Midwest and Northeast.


2)   Summary of Significant Accounting Policies

     Basis of Presentation

     The Consolidated Financial Statements for the period October 1, 1998 through March 25, 1999 include the accounts of Star Gas Partners, L.P., Star Gas Propane and its corporate subsidiaries. Beginning March 26, 1999, the Consolidated Financial Statements also include the accounts and results of operations of Petro and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

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

     Deferred charges represent the costs associated with the issuance of debt instruments. Both the heating oil and propane segments amortize deferred charges using the interest method over the lives of the related debt instruments.

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

     Derivatives and Premiums

     The Partnership uses derivatives to hedge the price risk associated with the heating oil and propane gallons it sells to guaranteed maximum price customers. The realized gains and losses from these derivatives are matched with the inventory being hedged and are included with cost of goods sold. Premiums paid for derivatives are capitalized and amortized as part of cost of goods sold over the useful lives of the related instruments.

     Income Taxes

     The Partnership is a master limited partnership. As a result, for Federal income tax purposes, earnings or losses are allocated directly to the individual partners. Except for the Partnership's corporate subsidiaries, no recognition has been given to Federal income taxes in the accompanying financial statements of the Partnership. While the Partnership's corporate subsidiaries will generate non-qualifying Master Limited Partnership revenue, dividends from the corporate subsidiaries to the Partnership are included in the determination of Master Limited Partnership income. In addition, a portion of the dividends received by the Partnership from the corporate subsidiaries will be taxable to the limited partners. Net earnings for financial statement purposes will differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and due to the taxable income allocation requirements of the Partnership agreement.

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

3)   Quarterly Distribution of Available Cash

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

     The Partnership intends to distribute to the extent there is sufficient available cash, at least a MQD of $0.575 per common unit, or $2.30 per common unit on a yearly basis. In general, available cash will be distributed per quarter based on the following priorities:

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

     Distributions will not be made on the senior subordinated units, junior subordinated units, or general partner units until May 2000 at the earliest, at which time the Board will consider the appropriateness of any distribution payments for these units.

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


4)   Segment Reporting

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Partnership has two reportable segments, heating oil and propane. Management has chosen to organize the enterprise under these two segments in order to leverage the expertise it has in each industry, allow each segment to continue to strengthen its core competencies and facilitate a clear means for evaluation.

     The heating oil segment is primarily engaged in the retail distribution of home heating oil, related equipment services, and equipment sales to residential and commercial customers. It operates primarily in the Northeast and Mid-Atlantic states. Home heating oil is principally used by the Partnership's residential and commercial customers to heat their homes and buildings, and as a result, weather conditions have a significant impact on the demand for home heating oil.

     The propane segment is primarily engaged in the retail distribution of propane and related supplies and equipment to residential, commercial, industrial, agricultural and motor fuel customers, in the Midwest and the Northeast. Propane is used primarily for space heating, water heating and cooking by the Partnership's residential and commercial customers and as a result, weather conditions also have a significant impact on the demand for propane.

     The following are the statements of operations and balance sheets for each segment as of the periods indicated. The heating oil segment was consolidated with the propane segment beginning March 26, 1999. There were no inter-segment sales between the propane segment and the heating oil segment


(in thousands)                                   Three Months Ended              Three Months Ended
                                                  December 31, 1998               December 31, 1999
                                             ---------------------------    -----------------------------
                                             Heating                        Heating
                                              Oil     Propane   Consol.       Oil     Propane    Consol.
                                              ---     -------   -------       ---     -------    -------
Statement of Operations
-----------------------
Sales:
  Product                                    $     -  $27,149   $27,149     $123,885   $36,655   $160,540
  Installation, service,
    and appliance                                  -    3,088     3,088       22,448     3,898     26,346
                                             -------  -------   -------     --------   -------   --------
     Total sales                                   -   30,237    30,237      146,333    40,553    186,886

Costs and expenses:
  Cost of product                                  -   10,952    10,952       68,887    17,659     86,546
  Cost of installation,
    service, and appliances                        -    1,026     1,026       29,512     1,373     30,885
  Delivery and branch                              -   10,295    10,295       29,176    11,126     40,302
  Depreciation and
    amortization                                   -    3,008     3,008        5,306     3,098      8,404
  General and administrative                       -    1,429     1,429        2,886     1,795      4,681
  Net gain (loss) on sales of assets               -       (4)       (4)           3         9         12
                                             -------  -------   -------     --------   -------   --------
       Operating income                            -    3,523     3,523       10,569     5,511     16,080
Interest expense, net                              -    2,178     2,178        4,276     2,197      6,473
Amortization of debt
  issuance  costs                                  -       45        45           84        45        129
                                             -------  -------   -------     --------   -------   --------
       Income before
         income taxes                              -    1,300     1,300        6,209     3,269      9,478
Income tax expense                                 -        6         6           75        38        113
                                             -------  -------   -------     --------   -------   --------
        Net income                           $     -  $ 1,294   $ 1,294     $  6,134   $ 3,231   $  9,365
                                             =======  =======   =======     ========   =======   ========

Capital expenditures                         $     -  $ 1,312   $ 1,312     $    453   $ 1,116   $  1,569
                                             =======  =======   =======     ========   =======   ========

(in thousands)                                                       September 30, 1999                 December 31, 1999
                                                               -----------------------------      -----------------------------
                                                               Heating                (1)          Heating                 (1)
                                                                Oil       Propane    Consol.         Oil      Propane    Consol.
                                                                ---       -------    -------         ---      -------    -------
Balance Sheet
-------------
Assets
Current assets:
  Cash and cash equivalents                                    $  4,270   $    222   $  4,492      $  7,071   $  2,839   $  9,910
  Receivables                                                    35,960      6,335     42,295        66,470     15,557     82,027
  Inventories                                                    16,498      9,819     26,317        17,603     10,397     28,000
  Prepaid expenses and other current assets                      13,678      1,156     13,764        11,561        698     11,296
                                                               --------   --------   --------      --------   --------   --------
         Total current assets                                    70,406     17,532     86,868       102,705     29,491    131,233
Property and equipment, net                                      39,849    115,118    154,967        39,303    114,755    154,058
Long-term portion of accounts receivable                          5,590          -      5,590         6,830          -      6,830
Investment in Petro Holdings                                          -     83,233          -             -     83,875          -
Intangibles and other assets, net                               236,981     54,938    291,919       235,161     54,103    289,273
                                                               --------   --------   --------      --------   --------   --------
         Total assets                                          $352,826   $270,821   $539,344      $383,999   $282,224   $581,394
                                                               ========   ========   ========      ========   ========   ========

Liabilities and Partners' Capital
Current Liabilities:
  Accounts payable                                             $  7,366   $  5,573   $ 12,939      $ 16,041   $  4,308   $ 20,248
  Bank credit facility borrowings                                     -      3,150      3,150        32,000      9,325     41,325
  Current maturities of long-term debt                            1,391          -      1,391        16,190      2,000     18,190
  Accrued expenses                                               39,012      4,231     43,044        36,397      5,660     42,066
  Unearned service contract revenue                              14,007          -     14,007        16,742          -     16,742
  Customer credit balances                                       26,657      4,437     31,094        19,274      3,400     22,674
                                                               --------   --------   --------      --------   --------   --------
         Total current liabilities                               88,433     17,391    105,625       136,644     24,693    161,245
Long-term debt                                                  174,338    102,300    276,638       156,830    105,300    262,130
Other long-term liabilities                                       6,822         92      6,905         6,650         98      6,748

Partners' Capital / Equity Capital                               83,233    151,038    150,176        83,875    152,133    151,271
                                                               --------   --------   --------      --------   --------   --------
         Total Liabilities and Partners' Capital               $352,826   $270,821   $539,344      $383,999   $282,224   $581,394
                                                               ========   ========   ========      ========   ========   ========

(1) The consolidated amounts include the necessary entries to eliminate the Investment in Petro Holdings.

5)   Inventories

     The components of inventory were as follows:


     (in thousands)                                    September 30, 1999          December 31, 1999
                                                       ------------------          ------------------
     Propane gas                                            $ 7,678                     $ 8,468
     Propane appliances and equipment                         2,141                       1,929
     Fuel oil                                                 9,959                      11,047
     Fuel oil parts and equipment                             6,539                       6,556
                                                            -------                     -------
                                                            $26,317                     $28,000
                                                            =======                     =======

     Substantially all of the Partnership's propane supplies for the Northeast retail operations are purchased under supply contracts. Certain of the supply contracts provide for minimum and maximum amounts of propane to be purchased thereunder, and provide for pricing in accordance with posted prices at the time of delivery or include a pricing formula that typically is based on current market prices. Historically, spot purchases from local refiners supply most of the propane for the Midwest operations, with spot purchases from Mont Belvieu, Texas accounting for approximately one-seventh of the Partnership's total volume of propane purchases. In addition, the three single largest suppliers in the aggregate account for approximately half of total propane purchases.

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

     In accordance with SFAS No. 80, "Accounting for Futures Contracts," futures contracts are classified as a hedge when the item to be hedged exposes the company to price risk and the futures contract reduces that risk exposure. Future contracts that relate to transactions that are expected to occur are accounted for as a hedge when the significant characteristics and expected terms of the anticipated transactions are identified and it is probable that the anticipated transaction will occur. If a transaction does not meet the criteria to qualify as a hedge, it is considered to be speculative. Any gains or losses associated with futures contracts which are classified as speculative are recognized in the current period. If a futures contract that has been accounted for as a hedge is closed or matures before the date of the anticipated transaction, the accumulated change in value of the contract is carried forward and included in the measurement of the related transaction. Option contracts are accounted for in the same manner as futures contracts. Based upon the above the Partnership accounts for its derivative activity as hedge transactions.

     To hedge a substantial portion of the heating oil gallons being sold to its guaranteed maximum price customers, the heating oil segment at December 31, 1999 had 1.7 million gallons of forward purchase contracts for heating oil with a notional value of $1.0 million and a fair market value of $1.1 million; 40.2 million gallons of futures contracts to buy heating oil with a notional value of $20.5 million and a fair market value of $26.9 million;
     23.1 million gallons of futures contracts to sell heating oil with a notional value of $11.9 million and a fair market value of $15.3 million;
     33.6 million gallons of option contracts to buy heating oil with a notional value of $20.0 million and a fair market value of $20.1 million; and 9.7 million gallons of option contracts to sell heating oil with a notional value of $5.0 million and a fair market value of $6.5 million. The contracts expire at various times with no contract expiring later than July 2000.

     At December 31, 1999 the propane segment had options to buy 2.5 million gallons of propane with a notional value of $0.8 million and a fair market value totaling $1.1 million. The option contract expires in March 2000.

     At December 31, 1999 the unrealized gains on the heating oil segment's and propane segment's hedging activity was approximately $3.3 million and $0.3 million respectively. The heating oil segment's hedging activity is designed to help it achieve its planned margins and represents approximately 25% of the expected total home heating oil volume sold in a twelve month period. The propane segment's hedging activity is also designed to help it achieve its planned margins and represents approximately 5% of the expected total propane volume sold in a twelve month period.

     The carrying amount of all hedging financial instruments at December 31, 1999 was $1.0 million and was included in Prepaid Expenses on the Consolidated Balance Sheet. The risk that counterparties to such instruments may be unable to perform is minimized by limiting the counterparties to major oil companies and major financial institutions, including the New York Mercantile Exchange. The Partnership does not expect any losses due to counterparty default.

6)   Acquisitions

     During the three month period ending December 31, 1999, the Partnership acquired two unaffiliated retail heating oil dealers and one unaffiliated retail propane dealer. The aggregate consideration for these acquisitions accounted for by the purchase method of accounting was approximately $3.6 million. Purchase prices have been allocated to the acquired assets and liabilities based on their respective fair market values on the dates of acquisition. The purchase prices in excess of the fair values of net assets acquired were classified as intangibles in the Condensed Consolidated Balance Sheets.

     The following table indicates the allocation of the aggregate purchase price paid for these acquisitions and the respective periods of amortization assigned:

(in thousands)                                                                  Useful Lives
                                                                                ------------
      Land                                                          $  100        -
      Fleet                                                            517      5 - 30 years
      Tanks and equipment                                              480      5 - 30 years
      Customer lists                                                 1,241      7 - 15 years
      Restrictive covenants                                            700           5 years
      Goodwill                                                         541          25 years
      Inventory                                                          6        -
      Working capital                                                   30        -
                                                                    ------
          Total                                                     $3,615
                                                                    ======

     Sales and net income have been included in the Condensed Consolidated Statements of Operations from the respective dates of acquisition. The following unaudited pro forma information presents the results of operations of the Partnership and the acquisitions previously described, as if the acquisitions had taken place on October 1, 1999.

     (in thousands, except per share data)

Sales                                                                            $187,223
                                                                                 ========
Net income                                                                       $  9,323
                                                                                 ========

General Partner's interest in net income                                         $    173
                                                                                 ========

Limited Partners' interest in net income                                         $  9,150
                                                                                 ========

Basic and Diluted net income per limited partner unit                            $   0.53
                                                                                 ========


7)   Supplemental Disclosure of Cash Flow Information

     (in thousands)                               Three Months Ended December 31,
                                             ----------------------------------------
                                                   1998                   1999
                                             ------------------     -----------------
     Cash paid during the period for:
      Income taxes                              $            -        $           3
      Interest                                  $          279        $       7,897

8)   Earnings Per Limited Partner Units

     (in thousands, except per unit data)                                          Three Months Ended December 31,
                                                                                   -------------------------------
                                                                                        1998             1999
                                                                                   ---------------  --------------
     Basic Earnings Per Unit:
     ------------------------
      Net income                                                                        $1,294          $ 9,365
      Less:  General Partner's interest in net income                                       26              174
                                                                                        ------          -------
         Limited Partner's interest in net income                                       $1,268          $ 9,191
                                                                                        ======          =======

      Common Units                                                                       3,859           14,378
      Senior Subordinated Units                                                            -              2,477
      Junior Subordinated Units                                                            -                345
      Subordinated Units                                                                 2,396              -
                                                                                        ------          -------
         Weighted average number of Limited Partner units outstanding                    6,255           17,200
                                                                                        ======          =======

         Basic earnings per unit                                                        $ 0.20          $  0.53
                                                                                        ======          =======

      Diluted Earnings Per Unit:
      --------------------------
      Effect of dilutive securities                                                     $  -            $   -
                                                                                        ------          -------
         Limited Partner's interest in net income                                       $1,268          $ 9,191
                                                                                        ======          =======

      Effect of dilutive securities                                                        -                -
                                                                                        ------          -------
         Weighted average number of Limited Partner units outstanding                    6,255           17,200
                                                                                        ======          =======

         Diluted earnings per unit                                                      $ 0.20          $  0.53
                                                                                        ======          =======


9)   Subsequent Events

     Cash Distribution

     On January 24, 2000 the Partnership announced that it would pay a cash distribution of $0.575 per Common Unit for the three months ended December 31, 1999. The distribution will be paid on February 11, 2000 to holders of record as of February 2, 2000.

     Equity and Debt Registration

     On January 3, 2000 the Partnership filed a shelf registration for $100 million of Common Units, Partnership Securities (any class of limited partner interest other than common units) and debt securities with the Securities and Exchange Commission.

     Acquisition

     On January 28, 2000 the Partnership announced the signing of a purchase agreement to acquire certain operations of a privately owned Midwest retail propane distributor, consisting of more than 12.4 million gallons of propane sold annually to 14,000 customers. The consummation of this transaction is subject to finalization of financing and certain other conditions.

     Letter of Intent to Enter Deregulated Electric and Natural Gas Markets

     On January 28, 2000 the Partnership announced the signing of a letter of intent to invest approximately $8.0 million to acquire a controlling interest in a privately owned independent marketer of electricity and natural gas. The consummation of this transaction is subject to the signing of a definitive agreement, finalization of financing and other normal closing conditions.

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

The Petro acquisition was made on March 26, 1999. Accordingly, the results of operations for the three month period ended December 31, 1999 include Petro's results whereas the results for the previous corresponding quarter only include the propane segment's results.

The primary use for heating oil and propane is for heating in residential and commercial applications. As a result, weather conditions have a significant impact on financial performance and should be considered when analyzing changes in financial performance. In addition, gross margins vary according to customer mix. For example, sales to residential customers generate higher profit margins than sales to other customer groups, such as agricultural customers. Accordingly, a change in customer mix can affect gross margins without necessarily impacting total sales.

Also, the propane and heating oil industries are seasonal in nature with peak activity occurring during the winter months. Accordingly, results of operations for the periods presented are not indicative of the results to be expected for a full year.

                     THREE MONTHS ENDED DECEMBER 31, 1999
               COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998
               ------------------------------------------------


Volume

For the three months ended December 31, 1999, retail volume of home heating oil and propane increased 106.7 million gallons or 362.8%, to 136.1 million gallons, as compared to 29.4 million gallons for the three months ended December 31, 1998. This increase was due to 104.0 million gallons provided by the heating oil segment and a 2.7 million gallon increase in the propane segment. While retail propane volume was favorably impacted by acquisitions, colder temperatures and internal growth of over 3.0%, which led to a 4.8 million gallon increase in volume, a 2.1 million gallon reduction in agricultural sales partially offset these benefits. The abnormal weather conditions during the first fiscal quarter resulted in a very dry fall harvest which significantly reduced propane demand for crop drying. In the Partnership's propane operating areas, temperatures for the three months ended December 31, 1999, were 2.7% colder than in the prior year's comparable period and 12.2% warmer than normal.


Sales

For the three months ended December 31, 1999, sales increased $156.6 million, or 518.1%, to $186.9 million, as compared to $30.2 million for the three months ended December 31, 1998. This increase was due to $146.3 million provided by the home heating oil segment and a $10.3 million increase in the propane segment. Sales rose in the propane segment due to the increased retail volume in the base business, acquisitions and from increased selling prices. Selling prices increased versus the prior year's comparable period in response to higher propane supply costs. Sales in the propane division also rose by $0.4 million due to an increased focus on the sales of rationally related products.


Cost of Product

For the three months ended December 31, 1999, cost of product increased $75.6 million, or 690.2%, to $86.5 million, as compared to $11.0 million for the three months ended December 31, 1998. Cost of product relating to heating oil sales accounted for $68.9 million of this increase. In the propane segment, cost of product increased by $6.7 million due to the impact of higher retail volume sales and higher propane supply cost. While both propane selling prices and propane supply cost increased on a per gallon basis, the increase in selling prices was greater than the increase in supply costs, which resulted in an increase in per gallon margins.


Cost of Installation, Service and Appliances

For the three months ended December 31, 1999, cost of installation, service and appliances increased $29.9 million, to $30.9 million, as compared to $1.0 million for the three months ended December 31, 1998. This increase was almost entirely due to the inclusion of $29.5 million of expenses relating to the heating oil segment's cost of installation and service.

Delivery and Branch Expenses

For the three months ended December 31, 1999, delivery and branch expenses increased $30.0 million, or 291.5%, to $40.3 million, as compared to $10.3 million for the three months ended December 31, 1998. Delivery and branch expenses at the heating oil segment accounted for $29.2 million of this change. The $0.8 million increase in delivery and branch expenses for the propane segment was due to additional operating cost of acquired propane companies and expenses relating to the propane segment's tank set program, which has increased same store residential volume by approximately 3%.


Depreciation and Amortization

For the three months ended December 31, 1999, depreciation and amortization expenses increased $5.4 million, or 179.4%, to $8.4 million, as compared to $3.0 million for the three months ended December 31, 1998. This increase was primarily due to $5.3 million of heating oil segment depreciation and amortization with the remainder attributable to the impact of propane acquisitions and other fixed asset additions.


General and Administrative Expenses

For the three months ended December 31, 1999, general and administrative expenses increased $3.3 million, or 227.6%, to $4.7 million, as compared to $1.4 million for the three months ended December 31, 1998. General and administrative expenses at the heating oil segment accounted for $2.9 million of this increase. The $0.4 million increase in general and administrative expenses at the propane segment was largely due to an increase in incentive compensation, inflation and employee relocation expenses.


Interest Expense, net

For the three months ended December 31, 1999, net interest expense increased $4.3 million, or 197.2%, to $6.5 million, as compared to $2.2 million for the three months ended December 31, 1998. This change was entirely due to $4.3 million of interest expense at the heating oil segment.


Net Income

For the three months ended December 31, 1999, net income increased $8.1 million, or 623.7%, to $9.4 million, as compared to $1.3 million for the three months ended December 31, 1998. Net income provided by the heating oil segment was $6.1 million. The increase in the propane segment's net income was attributable to the impact of propane acquisitions, higher per gallon gross profit margins and additional retail volume provided by colder temperatures and internal growth.


Earnings before interest, taxes, depreciation and amortization, less net gain
(loss) on sales of equipment (EBITDA)

Earnings before interest, taxes, depreciation and amortization, less net gain
(loss) on sales of equipment (EBITDA) increased $17.9 million, or 274.5%, to $24.5 million for the three months ended December 31, 1999, as compared to $6.5 million for the prior year's comparable period. This increase was due to the impact of propane acquisitions, higher per gallon propane gross profit margins, additional propane retail volume and $15.9 million of EBITDA generated by the heating oil segment. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies.

Liquidity and Capital Resources

Cash provided by bank facility borrowings of $43.2 million were used for $21.5 million in operating activities, $5.0 million investing activities, $8.3 million for distributions and $3.0 for debt repayment and other financing activities. As a result of the above activity, net cash increased $5.4 million.

The seasonal nature of the Partnership's business results in the sale by the Partnership of approximately 30% of its volume in the first fiscal quarter, resulting in a usual increase in receivables during the period. For the quarter ended December 31, 1999 operating activities used $21.5 million of cash; as the $41.4 million utilized by receivables were partially offset by $19.9 million of cash provided by other operating activities. In addition, the $5.0 million utilized for investing activities were used primarily for $1.5 million of growth and maintenance capital expenditures and $3.6 million of acquisitions.

For the remainder of fiscal 2000, the Partnership anticipates paying interest of $18.7 million and anticipates growth and maintenance capital additions of approximately $6.0 million. The Partnership has no material commitments for capital expenditures. In addition, the Partnership plans to pay distributions on its units in accordance with the partnership agreement. The Partnership also plans to pursue strategic acquisitions as part of its business strategy and to prudently fund such acquisitions through a combination of internally generated cash, debt and equity. Based on its current cash position, bank credit availability and net cash from operating activities, the Partnership expects to be able to meet all of its obligations for fiscal 2000.

Year 2000

As a result of the preparation and series of analyses and tests performed before, during and after December 31, 1999, the Partnership did not experience any significant disruption in information technology or operations as a result of the date change-over to the year 2000.

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

At December 31, 1999, the Partnership had outstanding borrowings of approximately $57.6 million under its Bank Credit Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $0.6 million annually.

The Partnership also selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and commodity market price of home heating oil for its heating oil segment and to some extent propane for its propane segment. The Partnership does not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Partnership would pay for the home heating oil and propane being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of home heating oil and propane at December 31, 1999, the potential unrealized gain on the Partnership's hedging activity would be increased by $1.6 million to an unrealized gain of $5.2 million; and conversely a hypothetical ten percent decrease in the cost of home heating oil and propane would decrease the unrealized gain by $0.6 million to an unrealized gain of $3.0 million.



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


          (27) Financial Data Schedule

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:



Star Gas Partners, L.P.
By:  Star Gas LLC (General Partner)



Signature                      Title                            Date
---------                      -----                            ----


/s/  George Leibowitz          Chief Financial Officer          February 1, 2000
     -----------------------
     George Leibowitz          Star Gas LLC
                               (Principal Financial Officer)

/s/  James J. Bottiglieri      Vice President                   February 1, 2000
     -----------------------
     James J. Bottiglieri      Star Gas LLC