Form 10-Q
period 2000-03-31
STAR GAS PARTNERS LP
filed 2000-04-26
CIK 1002590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission File Number: 33-98490

                            STAR GAS PARTNERS, L.P.
            (Exact name of registrant as specified in its charter)

Delaware                                                         06-1437793
-----------------------------------------------------------------------------------------------------

(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

2187 Atlantic Street, Stamford, Connecticut                      06902
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


Indicate the number of shares outstanding of each issuer's classes of common stock, as of April 24, 2000:

      16,044,967      Common Units
       2,476,797      Senior Subordinated Units
         345,364      Junior Subordinated Units
         325,729      General Partner Units

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


Part I            Financial Information                                                                       Page

              Item 1 - Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                     September 30, 1999 and March 31, 2000                                                      3

                  Condensed Consolidated Statements of Operations for the Three
                     months ended March 31, 1999 and March 31, 2000 and for the
                     Six months ended March 31, 1999 and March 31, 2000                                         4

                  Condensed Consolidated Statement of Partners' Capital for the six months ended
                     March 31, 2000                                                                             5

                  Condensed Consolidated Statements of Cash Flows for the six months ended
                     March 31, 1999 and March 31, 2000                                                          6

                  Notes to Condensed Consolidated Financial Statements                                       7-16

              Item 2 - Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                              17-22

              Item 3 - Quantitative and Qualitative Disclosures About Market Risk                              23


Part II       Other Information:

              Item 6 - Exhibits and Reports on Form 8-K                                                        23

              Signature                                                                                        24

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                  March 31,
                                                                    September 30,    2000
                                                                       1999       (unaudited)
                                                                     ---------    ---------
Assets
Current assets:
    Cash and cash equivalents                                        $   4,492    $  16,229
    Receivables, net of allowance of $948 and  $2,322 respectively      42,295      117,667
    Inventories                                                         26,317       20,179
    Prepaid expenses and other current assets                           13,764       13,125
                                                                     ---------    ---------
           Total current assets                                         86,868      167,200
                                                                     ---------    ---------

Property and equipment, net                                            154,967      167,422
Long-term portion of accounts receivable                                 5,590        6,847
Intangibles and other assets, net                                      291,919      295,050
                                                                     ---------    ---------
           Total assets                                              $ 539,344    $ 636,519
                                                                     =========    =========
Liabilities and Partners' Capital
Current liabilities:
    Accounts payable                                                 $  12,939    $  13,915
    Bank credit facility borrowings                                      3,150       43,000
    Current maturities of long-term debt                                 1,391       20,260
    Accrued expenses                                                    43,044       37,015
    Unearned service contract revenue                                   14,007       14,208
    Customer credit balances                                            31,094        8,478
                                                                     ---------    ---------
           Total current liabilities                                   105,625      136,876
                                                                     ---------    ---------

Long-term debt                                                         276,638      275,747
Other long-term liabilities                                              6,905        6,584

Partners' Capital:
    Common unitholders                                                 145,906      202,352
    Subordinated unitholders                                             5,878       15,463
    General partner                                                     (1,608)        (503)
                                                                     ---------    ---------
           Total Partners' Capital                                     150,176      217,312
                                                                     ---------    ---------

           Total Liabilities and Partners' Capital                   $ 539,344    $ 636,519
                                                                     =========    =========



See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                    Three Months Ended March 31,      Six Months Ended March 31,
                                                    ----------------------------      --------------------------
(in thousands, except per unit data)                      1999        2000                 1999        2000
                                                        --------    --------             --------    --------
Sales:
   Product                                              $ 49,754    $298,012             $ 76,903    $458,552
   Installation, service and appliances                    2,347      23,683                5,435      50,029
                                                        --------    --------             --------    --------
       Total sales                                        52,101     321,695               82,338     508,581

Costs and expenses:
   Cost of product                                        18,877     175,288               29,829     261,834
   Cost of installation, service and appliances            1,604      29,449                2,630      60,334
   Delivery and branch                                    12,030      45,275               22,325      85,577
   Depreciation and amortization                           3,023       8,196                6,031      16,600
   General and administrative                              1,727       4,595                3,156       9,276
   Net gain (loss) on sales of assets                        (87)         38                  (91)         50
                                                        --------    --------             --------    --------
       Operating income                                   14,753      58,930               18,276      75,010
Interest expense, net                                      2,361       6,900                4,539      13,373
Amortization of debt issuance costs                           45         128                   90         257
                                                        --------    --------             --------    --------
       Income before income taxes                         12,347      51,902               13,647      61,380
Income tax expense                                            32         215                   38         328
                                                        --------    --------             --------    --------
       Net income                                       $ 12,315    $ 51,687             $ 13,609    $ 61,052
                                                        ========    ========             ========    ========

       General Partner's interest in net income         $    246    $    915             $    272    $  1,105
                                                        --------    --------             --------    --------

Limited Partners' interest in net income                $ 12,069    $ 50,772             $ 13,337    $ 59,947
                                                        ========    ========             ========    ========

Basic and diluted net income per Limited  Partner       $   1.75    $   2.80             $   2.03    $   3.40
                                                        ========    ========             ========    ========
unit

Basic and diluted weighted average number of Limited
 Partner units outstanding                                 6,894      18,107                6,571      17,651
                                                        ========    ========             ========    ========


See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)


(in thousands, except per unit amounts)

                                        Number of Units
                              ---------------------------------------
                                                                                                                        Total
                                          Senior    Junior   General                 Senior       Junior     General   Partners'
                               Common      Sub.      Sub.    Partner     Common       Sub.         Sub.      Partner    Capital
                              ---------- --------- --------- --------- ----------- ------------ ----------- ---------- -----------
Balance as of
   September 30, 1999          14,378     2,477      345        326    $145,906      $5,938      $  (60)     $(1,608)   $150,176

Issuance of Common Units        1,667                                    22,611                                           22,611

Net income                                                               50,362       8,413       1,172        1,105      61,052

Distributions
  ($1.15 per common unit)                                               (16,527)                                         (16,527)
                              ---------- --------- --------- --------- ----------- ------------ ----------- ---------- -----------
Balance as of
   March 31, 2000              16,045     2,477      345        326    $202,352     $14,351      $1,112      $  (503)   $217,312
                              ========== ========= ========= ========= =========== ============ =========== ========== ===========





See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


(in thousands)                                                        Six Months Ended March 31,
                                                                      --------------------------
                                                                           1999        2000
                                                                        ---------    ---------
Cash flows from operating activities:
Net income                                                              $  13,609    $  61,052
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                               6,031       16,600
Amortization of debt issuance cost                                             90          257
Provision for losses on accounts receivable                                    69          869
Loss (gain) on sales of assets                                                 91          (50)
Changes in operating assets and liabilities, net of amounts acquired:
     Increase in receivables                                               (5,512)     (77,443)
     Decrease in inventories                                                7,726        6,744
     Decrease in other assets                                                 130          307
     Increase (decrease) in accounts payable                               (1,164)         976
     Decrease in other current liabilities                                (13,929)     (28,102)
                                                                        ---------    ---------
              Net cash provided by (used in) operating activities           7,141      (18,790)
                                                                        ---------    ---------

Cash flows from investing activities:
Capital expenditures                                                       (2,351)      (3,294)
Proceeds from sales of fixed assets                                            85          283
Cash acquired in acquisition                                               18,760            3
Acquisitions                                                                 --        (29,580)
                                                                        ---------    ---------
              Net cash provided by (used in) investing activities          16,494      (32,588)
                                                                        ---------    ---------

Cash flows from financing activities:
Credit facility borrowings                                                 10,450       70,600
Credit facility repayments                                                (15,220)     (30,750)
Acquisition facility borrowings                                              --         29,700
Acquisition facility repayments                                            (3,500)     (36,000)
Distributions                                                              (4,386)     (16,527)
Proceeds from issuance of Common Units, net                               116,124       22,611
Repayment of debt, net                                                   (192,316)      (3,222)
Redemption of preferred stock                                             (11,746)        --
Proceeds from issuance of debt                                             87,678       27,500
Other                                                                         (96)        (797)
                                                                        ---------    ---------
              Net cash provided by (used in) financing activities         (13,012)      63,115
                                                                        ---------    ---------

              Net increase in cash                                         10,623       11,737
Cash at beginning of period                                                 1,115        4,492
                                                                        ---------    ---------
Cash at end of period                                                   $  11,738    $  16,229
                                                                        =========    =========



See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1)       Partnership Organization

         Star Gas Partners, L.P. ("Star Gas Partners" or the "Partnership") is a leading distributor of home heating oil and propane in the United States. Star Gas Partners is a Master Limited Partnership whose 16.0 million common limited partner units (trading symbol "SGU" representing a 83.6% limited partner interest in Star Gas Partners) and 2.5 million senior subordinated units (trading symbol "SGH" representing a 12.9% limited partner interest in Star Gas Partners) are traded on the New York Stock Exchange. Additional interest in Star Gas Partners are represented by 0.3 million junior subordinated units (representing a 1.8% limited partner interest in Star Gas Partners) and 0.3 million general partner units (representing a 1.7% general partner interest in Star Gas Partners).

         Petro Holdings, Inc. ("Petro" or "heating oil segment"), is the nation's largest distributor of home heating oil and serves approximately 335,000 customers in the Northeast and Mid-Atlantic region of the United States. Petro is an indirect wholly owned subsidiaries of Star Gas Propane, L.P. Star Gas Propane, L.P., ("Star Gas Propane" or the "propane segment") is a wholly owned subsidiary of Star Gas Partners, that markets and distributes propane gas and related products to more than 190,000 customers in the Midwest and Northeast.


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

2)       Summary of Significant Accounting Policies - (continued)

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

         Customer lists are the names and delivery addresses of the acquired company's patrons. Based on the historical retention experience of these lists, the propane segment amortizes customer lists on a straight-line method over fifteen years, and the heating oil segment amortizes customer lists on a straight-line method over seven to ten years.

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

2)       Summary of Significant Accounting Policies - (continued)


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

         The Partnership intends to distribute to the extent there is sufficient Available Cash, at least a MQD of $0.575 per common unit, or $2.30 per common unit on a yearly basis. In general, Available Cash will be distributed per quarter based on the following priorities:

            o First, to the common units until each has received $0.575, plus any arrearages from prior quarters.

            o Second, to the senior subordinated units until each has received $0.575.

            o Third, to the junior subordinated units and general partner units until each has received $0.575.

            o Finally, after each has received $0.575, available cash will be distributed proportionately to all units until target levels are met.

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

         Distributions will not be made on the senior subordinated units, junior subordinated units, or general partner units until August 2000 at the earliest, at which time the Board will consider the appropriateness of any distribution payments for these units.

3)       Quarterly Distribution of Available Cash - (continued)

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


4)       Segment Reporting

         In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Partnership has two reportable segments, heating oil and propane. Management has chosen to organize the enterprise under these two segments in order to leverage the expertise it has in each industry, allow each segment to continue to strengthen its core competencies and provides a clear means for evaluation of operating results.

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

         The following are the statements of operations and balance sheets for each segment as of the periods indicated. The heating oil segment was consolidated with the propane segment beginning March 26, 1999. There were no inter-segment sales between the propane segment and the heating oil segment.

(in thousands)                                       Three Months Ended
                              -----------------------------------------------------------------
                                      March 31, 1999                      March  31, 2000
                              -------------------------------    ------------------------------
                               Heating                            Heating
Statement of Operations            Oil   Propane     Consol.          Oil    Propane    Consol.
-----------------------       --------   --------    --------    --------   --------   --------
Sales:
  Product                     $  7,908   $ 41,846    $ 49,754    $240,857   $ 57,155   $298,012
  Installation, service,
    and appliance                  225      2,122       2,347      20,778      2,905     23,683
                              --------   --------    --------    --------   --------   --------
     Total sales                 8,133     43,968      52,101     261,635     60,060    321,695

Costs and expenses:
  Cost of product                3,697     15,180      18,877     144,993     30,295    175,288
  Cost of installation,
    service, and appliances        974        630       1,604      28,561        888     29,449
  Delivery and branch            1,143     10,887      12,030      33,219     12,056     45,275
  Depreciation and
    amortization                  --        3,023       3,023       5,359      2,837      8,196
  General and
    administrative                 150      1,577       1,727       2,717      1,878      4,595
  Net gain (loss) on sales
    of assets                     --          (87)        (87)         11         27         38
                              --------   --------    --------    --------   --------   --------
     Operating income            2,169     12,584      14,753      46,797     12,133     58,930
Interest expense, net              225      2,136       2,361       4,634      2,266      6,900
Amortization of debt
  issuance costs                  --           45          45          83         45        128
                              --------   --------    --------    --------   --------   --------
     Income before
       income taxes              1,944     10,403      12,347      42,080      9,822     51,902
Income tax expense                  25          7          32         200         15        215
                              --------   --------    --------    --------   --------   --------
     Net income               $  1,919   $ 10,396    $ 12,315    $ 41,880   $  9,807   $ 51,687
                              ========   ========    ========    ========   ========   ========
Capital expenditures          $   --     $    782    $    782    $    559   $  1,166   $  1,725
                              ========   ========    ========    ========   ========   ========


(in thousands)                                         Six Months Ended
                              -----------------------------------------------------------------
                                        March 31, 1999                  March  31, 2000
                              -------------------------------    ------------------------------
                               Heating                            Heating
Statement of Operations            Oil    Propane     Consol.         Oil    Propane    Consol.
                              --------   --------    --------    --------   --------   --------
Sales:
  Product                     $  7,908   $ 68,995    $ 76,903    $364,742   $ 93,810   $458,552
  Installation, service,
    and appliance                  225      5,210       5,435      43,226      6,803     50,029
                              --------   --------    --------    --------   --------   --------
     Total sales                 8,133     74,205      82,338     407,968    100,613    508,581

Costs and expenses:
  Cost of product                3,697     26,132      29,829     213,880     47,954    261,834
  Cost of installation,
    service, and appliances        974      1,656       2,630      58,073      2,261     60,334
  Delivery and branch            1,143     21,182      22,325      62,395     23,182     85,577
  Depreciation and
    amortization                  --        6,031       6,031      10,665      5,935     16,600
  General and
    administrative                 150      3,006       3,156       5,603      3,673      9,276
  Net gain (loss) on sales
    of assets                     --          (91)        (91)         14         36         50
                              --------   --------    --------    --------   --------   --------
    Operating income             2,169     16,107      18,276      57,366     17,644     75,010
Interest expense, net              225      4,314       4,539       8,910      4,463     13,373
Amortization of debt
  issuance  costs                 --           90          90         167         90        257
                              --------   --------    --------    --------   --------   --------
     Income before
       income taxes              1,944     11,703      13,647      48,289     13,091     61,380
Income tax expense                  25         13          38         275         53        328
                              --------   --------    --------    --------   --------   --------
     Net income               $  1,919   $ 11,690    $ 13,609    $ 48,014   $ 13,038   $ 61,052
                              ========   ========    ========    ========   ========   ========

Capital expenditures          $   --     $  2,351    $  2,351    $  1,012   $  2,282   $  3,294
                              ========   ========    ========    ========   ========   ========

(in thousands)                                           September 30, 1999               March 31, 2000
                                                   ------------------------------   ------------------------------
                                                    Heating                (1)       Heating                 (1)
Balance Sheet                                           Oil    Propane    Consol.        Oil    Propane     Consol.
-------------                                      --------   --------   --------   --------   --------   --------
Assets
Current assets:
  Cash and cash equivalents                        $  4,270   $    222   $  4,492   $  2,122   $ 14,107   $ 16,229
  Receivables                                        35,960      6,335     42,295    102,836     14,831    117,667
  Inventories                                        16,498      9,819     26,317     14,619      5,560     20,179
  Prepaid expenses and other current assets          13,678      1,156     13,764     12,743      1,306     13,125
                                                   --------   --------   --------   --------   --------   --------
         Total current assets                        70,406     17,532     86,868    132,320     35,804    167,200
Property and equipment, net                          39,849    115,118    154,967     38,499    128,923    167,422
Long-term portion of accounts receivable              5,590       --        5,590      6,847       --        6,847
Investment in Petro Holdings                           --       83,233       --         --      123,548       --
Intangibles and other assets, net                   236,981     54,938    291,919    232,331     62,710    295,050
                                                   --------   --------   --------   --------   --------   --------
         Total assets                              $352,826   $270,821   $539,344   $409,997   $350,985   $636,519
                                                   ========   ========   ========   ========   ========   ========

Liabilities and Partners' Capital
Current Liabilities:
  Accounts payable                                 $  7,366   $  5,573   $ 12,939   $ 10,744   $  3,171   $ 13,915
  Bank credit facility borrowings                      --        3,150      3,150     43,000       --       43,000
  Current maturities of long-term debt                1,391       --        1,391     19,803        457     20,260
  Accrued expenses and other current liabilities     39,012      4,231     43,044     33,109      3,959     37,015
  Unearned service contract revenue                  14,007       --       14,007     14,208       --       14,208
  Customer credit balances                           26,657      4,437     31,094      6,395      2,083      8,478
                                                   --------   --------   --------   --------   --------   --------
         Total current liabilities                   88,433     17,391    105,625    127,259      9,670    136,876
Long-term debt                                      174,338    102,300    276,638    152,704    123,043    275,747
Other long-term liabilities                           6,822         92      6,905      6,486         98      6,584
Partners' Capital / Equity Capital                   83,233    151,038    150,176    123,548    218,174    217,312
                                                   --------   --------   --------   --------   --------   --------
         Total Liabilities and Partners' Capital   $352,826   $270,821   $539,344   $409,997   $350,985   $636,519
                                                   ========   ========   ========   ========   ========   ========

(1) The consolidated amounts include the necessary entries to eliminate the Investment in Petro Holdings.

5)       Inventories

         The components of inventory were as follows:

                            September 30, 1999   March 31, 2000
                            ------------------   --------------
(in thousands)
Propane gas                        $ 7,678          $ 3,300
Propane appliances and equipment     2,141            2,260
Fuel oil                             9,959            7,937
Fuel oil parts and equipment
                                     6,539            6,682
                                   -------          -------
                                   $26,317          $20,179
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

         Concentration of Revenue with Guaranteed Maximum Price Customers

         Approximately 25% of the volume sold in the Partnership's heating oil segment is sold to individual customers under an agreement pre-establishing the maximum sales price of home heating oil over a twelve month period. The maximum price at which home heating oil is sold to these capped-price customers is generally renegotiated prior to the heating season of each year based on current market conditions. The heating oil segment currently enters into forward purchase contracts and futures contracts for a substantial majority of the heating oil it sells to these capped-price customers in advance and at a fixed cost. Should events occur after a capped-sales price is established that increases the cost of home heating oil above the amount anticipated, margins for the capped-price customers whose heating oil was not purchased in advance would be lower than expected, while margins for those customers whose heating oil was purchased in advance would be unaffected. Conversely, should events occur during this period that decrease the cost of heating oil below the amount anticipated, margins for the capped-price customers whose heating oil was purchased in advance could be lower than expected, while those customers whose heating oil was not purchased in advance would be unaffected or higher than expected.

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

         To hedge a portion of the heating oil gallons anticipated to be sold to its guaranteed maximum price customers, the heating oil segment at March 31, 2000 had 8.3 million gallons of forward purchase contracts for heating oil with a notional value of $6.1 million and a fair market value of $6.5 million; 1.3 million gallons of futures contracts to buy heating oil with a notional value of $0.6 million and a fair market value of $1.0 million; and 4.2 million gallons of futures contracts to sell heating oil with a notional value of $ 2.9 million and a fair market value of $2.9 million. The contracts expire at various times with no contract expiring later than July 2000.

         At March 31, 2000 the unrealized gains on the heating oil segment's hedging activity was approximately $0.7 million. The heating oil segment's hedging activity is designed to help it achieve its planned margins and represents approximately 25% of the expected total home heating oil volume sold in a twelve month period.

         The carrying amount of all hedging financial instruments at March 31, 2000 was $0.5 million and was included in Prepaid Expenses on the Consolidated Balance Sheet. The risk that counterparties to such instruments may be unable to perform is minimized by limiting the counterparties to major oil companies and major financial institutions, including the New York Mercantile Exchange. The Partnership does not expect any losses due to counterparty default.

6)       Acquisitions

         During the six month period ending March 31, 2000, the Partnership acquired three unaffiliated retail heating oil dealers and three unaffiliated retail propane dealers. The aggregate consideration for these acquisitions accounted for by the purchase method of accounting was approximately $29.6 million. Purchase prices have been allocated to the acquired assets and liabilities based on their respective fair market values on the dates of acquisition. The purchase prices in excess of the fair values of net assets acquired were classified as intangibles in the Condensed Consolidated Balance Sheets.

         The following table indicates the allocation of the aggregate purchase price paid for these acquisitions and the respective periods of amortization assigned:

        (in thousands)                                                       Useful Lives
                                                                             ------------
        Land                                               $    1,394        -
        Buildings                                                 431        30 years
        Furniture and Fixtures                                    160        10 years
        Fleet                                                   2,450        5 - 30 years
        Tanks and equipment                                    11,618        5- 30 years
        Customer lists                                          4,036        7- 15 years
        Restrictive covenants                                     760        5 years
        Goodwill                                                8,139        25 years
        Inventory                                                 592        -
                                                           ----------
            Total                                          $   29,580
                                                           ==========

         Sales and net income have been included in the Condensed Consolidated Statements of Operations from the respective dates of acquisition. The following unaudited pro forma information presents the results of operations for the six months ending March 31, 2000 of the Partnership and the acquisitions previously described, as if the acquisitions had taken place on October 1, 1999.

        (in thousands, except per share data)


        Sales                                                   $516,435
                                                                ========
        Net income                                              $ 63,022
                                                                ========

        General Partner's interest in net income                $  1,141
                                                                ========

        Limited Partners' interest in net income                $ 61,881
                                                                ========

        Basic and Diluted net income per limited partner unit   $   3.28
                                                                ========


7)       Supplemental Disclosure of Cash Flow Information

         (in thousands)                  Six Months Ended March 31,
                                         --------------------------
                                             1999       2000
                                             ----       ----
        Cash paid during the period for:
          Income taxes                     $  --      $ 3,544
          Interest                         $ 4,451    $17,217

        Non-cash investing activities:
          Redemption of preferred stock    $(6,858)      --

        Non-cash financing activities:
          Issuance of Common Units         $ 6,858       --

8)      Earnings Per Limited Partner Units

                                                                         Three Months Ended    Six Months Ended
              (in thousands, except per unit data)                            March 31,            March 31
                                                                         ------------------   -----------------
                                                                            1999     2000       1999      2000
                                                                          -------   -------   -------   -------
        Basic Earnings Per Unit:
        ------------------------
        Net income                                                        $12,315   $51,687   $13,609   $61,052
        Less:  General Partner's interest in net income                       246       915       272     1,105
                                                                          -------   -------   -------   -------
               Limited Partner's interest in net income                   $12,069   $50,772   $13,337   $59,947
                                                                          =======   =======   =======   =======
        Common Units                                                        4,470    15,285     4,161    14,829
        Senior Subordinated Units                                             165     2,477        82     2,477
        Junior Subordinated Units                                              23       345        11       345
        Subordinated Units                                                  2,236      --       2,317      --
                                                                          -------   -------   -------   -------
           Weighted average number of Limited Partner units outstanding     6,894    18,107     6,571    17,651
                                                                          =======   =======   =======   =======
           Basic earnings per unit                                        $  1.75   $  2.80   $  2.03   $  3.40
                                                                          =======   =======   =======   =======
        Diluted Earnings Per Unit:
        --------------------------
        Effect of dilutive securities                                     $  --     $  --     $  --     $  --
                                                                          -------   -------   -------   -------
           Limited Partner's interest in net income                       $12,069   $50,772   $13,337   $59,947
                                                                          =======   =======   =======   =======
        Effect of dilutive securities                                        --        --        --        --
                                                                          -------   -------   -------   -------
           Weighted average number of Limited Partner units outstanding     6,894    18,107     6,571    17,651
                                                                          =======   =======   =======   =======
           Diluted earnings per unit                                      $  1.75   $  2.80   $  2.03   $  3.40
                                                                          =======   =======   =======   =======


9)       Weather Insurance

         The Partnership purchased a weather insurance policy from an independent insurance company in January 2000 for a one-time premium of approximately $0.5 million. The purpose of the policy was to limit the negative impact of warmer than normal weather on the Partnership's operating results for the months of February and March 2000. The Partnership submitted a notice of loss in the amount of approximately $1.8 million under the policy in April 2000. The insurance company, while not disclaiming its obligation, is auditing the claim. The insurance company has issued a "reservation of rights" letter until their investigation is completed and has not made payments in accordance with the stipulated payment terms. Attorneys for the Partnership, have reviewed the policy and are not aware of any facts or legal theories that would provide a valid defense to the Partnership's claim. Amounts that are receivable pursuant to the policy are recorded as a reduction to operating expenses.


10)      Subsequent Events

         Cash Distribution
         On April 21, 2000 the Partnership announced that it would pay a cash distribution of $0.575 per Common Unit for the three months ended March 31, 2000. The distribution will be paid on May 15, 2000 to holders of record as of May 2, 2000.

         Acquisition of Controlling Interest in Electric and Natural Gas
         Marketer
         On April 7, 2000 the Partnership purchased a 72.7% controlling interest in Total Gas & Electric, Inc. ("TG&E") for $7.0 million. The Partnership believes that TG&E is one of the nation's largest and fastest growing independent sellers of electricity and natural gas to residential homeowners in deregulated energy markets. TG&E has a one year $5.0 million working capital facility and a $3.0 million acquisition facility guaranteed by the Partnership. TG&E operates in nine markets in the Northeast/Mid Atlantic states of New York, New Jersey, Pennsylvania, Maryland and Washington, D.C. and serves approximately 80,000 residential customers.

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

The Petro acquisition was made on March 26, 1999. Accordingly, the results of operations for the three and six month periods ended March 31, 2000 include Petro's results for the entire period whereas the results for the previous corresponding quarter and six month periods only include the heating oil segment's results of operations for six days.

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

THREE MONTHS ENDED MARCH 31, 2000
COMPARED TO THREE MONTHS ENDED MARCH 31, 1999
---------------------------------------------


Volume

For the three months ended March 31, 2000, retail volume of propane and home heating oil increased 158.3 million gallons, or 313.8%, to 208.8 million gallons, as compared to 50.5 million gallons for the three months ended March 31, 1999. This increase was due to an additional 157.7 million gallons provided by the heating oil segment and a 0.6 million gallon increase in the propane segment. The 0.6 million gallon increase in the propane segment was largely due to the impact of additional volume provided by propane acquisitions and internal growth of over 3.0%. Propane volume was negatively impacted by warmer temperatures which were 7.3% warmer than in the prior year's comparable quarter and 12.2% warmer than normal.


Sales

For the three months ended March 31, 2000, sales increased $269.6 million, or 517.4%, to $321.7 million, as compared to $52.1 million for the three months ended March 31, 1999. This increase was due to an additional $253.5 million provided by the home heating oil segment and a $16.1 million increase in the propane segment. Sales rose in the propane segment due to increased selling prices and from the increased retail volume. Selling prices increased versus the prior year's comparable period in response to higher propane supply costs. Sales in the propane division also rose by $0.8 million due to an increased focus on the sales of rationally related products.


Cost of Product

For the three months ended March 31, 2000, cost of product increased $156.4 million, or 828.6%, to $175.3 million, as compared to $18.9 million for the three months ended March 31, 1999. Cost of product relating to heating oil sales accounted for $141.3 million of this increase. In the propane segment, cost of product increased by $15.1 million due to the impact of higher propane supply cost and for the higher retail volume sales. While both propane selling prices and propane supply cost increased on a per gallon basis, the increase in selling prices was greater than the increase in supply costs, which resulted in an increase in per gallon margins.


Cost of Installation, Service and Appliances

For the three months ended March 31, 2000, cost of installation, service and appliances increased $27.8 million to $29.4 million, as compared to $1.6 million for the three months ended March 31, 1999. This increase was almost entirely due to the inclusion of an additional $27.6 million of expenses relating to the heating oil segment's cost of installation and service.


Delivery and Branch Expenses

For the three months ended March 31, 2000, delivery and branch expenses increased $33.2 million, or 276.4%, to $45.3 million, as compared to $12.0 million for the three months ended March 31, 1999. Delivery and branch expenses at the heating oil segment accounted for $32.1 million of this change. The $1.1 million increase in delivery and branch expenses for the propane segment was due to additional operating cost of acquired propane companies and expenses relating to the propane segment's tank set program, which has increased same store residential volume by approximately 3%.


Depreciation and Amortization Expenses

For the three months ended March 31, 2000, depreciation and amortization expenses increased $5.2 million, or 171.1%, to $8.2 million, as compared to $3.0 million for the three months ended March 31, 1999. This increase was primarily due to $5.4 million of heating oil segment depreciation and amortization.

General and Administrative Expenses

For the three months ended March 31, 2000, general and administrative expenses increased $2.9 million, or 166.1%, to $4.6 million, as compared to $1.7 million for the three months ended March 31, 1999. The increase was primarily due to an additional $2.6 million of general and administrative expenses for the heating oil segment. The $0.3 million increase in general and administrative expenses at the propane segment was largely due to an increase in professional and acquisition related expenditures.


Interest Expense, net

For the three months ended March 31, 2000, net interest expense increased $4.5 million, or 192.2%, to $6.9 million, as compared to $2.4 million for the three months ended March 31, 1999. This increase was primarily due to $4.4 million of additional interest expense at the heating oil segment.


Net Income

For the three months ended March 31, 2000, net income increased $39.4 million, or 319.7%, to $51.7 million, as compared to $12.3 million for the three months ended March 31, 1999. Additional net income provided by the heating oil segment was $40.0 million. The $0.6 million decrease in net income for the propane segment was due to the impact of warmer temperatures which more than offset the favorable impact of acquisitions, internal growth and a per gallon improvement in gross profit margins.


Earnings before interest, taxes, depreciation and amortization, less net gain
(loss) on sales of equipment (EBITDA)

Earnings before interest, taxes, depreciation and amortization, less net gain
(loss) on sales of equipment (EBITDA) increased $49.2 million, or 275.6%, to $67.1 million, as compared to $17.9 million for the three months ended March 31, 1999. This increase was due to $50.0 million of additional EBITDA generated by the heating oil segment and a $0.8 million decrease in the propane segment EBITDA. The decrease in the propane segment resulted from the impact of warmer temperatures which was partially offset by additional EBITDA provided by propane acquisitions, propane internal growth and higher per gallon propane gross profit margins. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies.

SIX MONTHS ENDED MARCH 31, 2000
COMPARED TO SIX MONTHS ENDED MARCH 31, 1999
-------------------------------------------


Volume

For the six months ended March 31, 2000, retail volume of propane and heating oil increased 265.0 million gallons, or 331.9%, to 344.9 million gallons, as compared to 79.9 million gallons for the six months ended March 31, 1999. This increase was due to 261.6 million gallons of additional volume provided by the heating oil segment and a 3.4 million gallon increase in the propane segment. While retail propane volume was favorably impacted by acquisitions and internal growth, a 2.6 million gallon reduction in agriculture sales and warmer temperatures negatively impacted volumes. The abnormal weather conditions during the first fiscal quarter resulted in a very dry fall harvest, which significantly reduced propane demand for crop drying. In the Partnership's propane operating areas, temperatures for the six months ending March 31, 2000, were 3.9% warmer than in the prior year's comparable period and 12.6% warmer than normal.


Sales

For the six months ended March 31, 2000, sales increased $426.2 million, or 517.7%, to $508.6 million, as compared to $82.3 million for the six months ended March 31, 1999. This increase was attributable to $399.8 million additional sales provided by the heating oil segment and a $26.4 million increase in propane sales. Propane sales increased due to higher selling prices in response to higher propane supply costs and from the increased retail volume. Sales in the propane division also rose by $1.6 million due to an increased focus on the sales of rationally related products.


Cost of Product

For the six months ended March 31, 2000, cost of product increased $232.0 million, or 777.8%, to $261.8 million, as compared to $29.8 million for the six months ended March 31, 1999. This increase was due to $210.2 million of additional costs attributable to the heating oil segment and for higher propane supply cost of $21.8 million. While both propane selling prices and propane supply costs increased on a per gallon basis, the increase in selling prices was more than the increase in supply costs, which resulted in an increase in per gallon margins.


Cost of Installation, Service and Appliances

For the six months ended March 31, 2000, cost of installation, service and appliances increased $57.7 million, to $60.3 million, as compared to $2.6 million for the six months ended March 31, 1999. This increase was primarily due to $57.1 million of additional costs relating to the heating oil segment's cost of installation and service.


Delivery and Branch Expenses

For the six months ended March 31, 2000, delivery and branch expenses increased $63.3 million, or 283.3%, to $85.6 million, as compared to $22.3 million for the six months ended March 31, 1999. This increase was due to $61.3 million of additional heating oil operating costs and $2.0 million of additional operating costs for the propane segment. The increase for the propane segment was due to additional cost of acquired propane companies and expenses related to the propane segment's tank set program, which has increased same store residential volume by approximately 3%.

Depreciation and Amortization

For the six months ended March 31, 2000, depreciation and amortization expenses increased $10.6 million, or 175.2%, to $16.6 million, as compared to $6.0 million for the six months ended March 31, 1999. This increase was primarily due to $10.7 million of heating oil segment depreciation and amortization.


General and Administrative Expenses

For the six months ended March 31, 2000, general and administrative expenses increased $6.1 million, or 193.9%, to $9.3 million, as compared to $3.2 million for the six months ended March 31, 1999. This increase was primarily due to the inclusion of an additional $5.5 million of general and administrative expenses for the heating oil segment. The $0.6 million increase in general and administrative expenses at the propane segment was largely due to an increase in incentive compensation, inflation and acquisition related expenditures.


Interest Expense, net

For the six months ended March 31, 2000, net interest expense increased $8.8 million, or 194.6%, to $13.4 million, as compared to $4.5 million for the six months ended March 31, 1999. This change was primarily due to $8.7 million of additional interest expense at the heating oil segment.


Net Income

For the six months ended March 31, 2000, net income increased $47.4 million, or 348.6%, to $61.0 million, as compared to $13.6 million for the six months ended March 31, 1999. Additional net income provided by the heating oil segment was $46.1 million. The $1.3 million increase in net income for the propane segment was due to the segment's acquisition program, internal growth and a per gallon improvement in gross profit margins, partially reduced by the impact of warmer temperature on the propane segment's results.


Earnings before interest, taxes, depreciation and amortization, less net gain
(loss) on sales of equipment (EBITDA)

Earnings before interest, taxes, depreciation and amortization, less net gain
(loss) on sales of equipment (EBITDA) increased $67.2 million, or 275.3%, to $91.6 million for the six months ended March 31, 2000, as compared to $24.4 million for the prior year's comparable period. This increase was due to $65.8 million of additional EBITDA generated by the heating oil segment and a $1.4 million increase in the propane segment EBITDA. The increase in the propane segment was due to additional EBITDA provided by propane acquisitions, propane internal growth and higher per gallon propane gross profit margins reduced by the impact of warmer temperatures on the propane segment's results. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies.

Liquidity and Capital Resources

During February 2000, the partnership sold 1.7 million common units (including
0.2 million of overallotment units exercised), the net proceeds of which, net of underwriter's discounts, commissions, and offering expenses was $22.6 million. These funds combined with $39.9 million of net credit facility borrowings, $27.5 million of privately placed debt, and $0.2 million from the sale proceeds of fixed assets amounted to $90.2 million. Such funds were used for operating activities of $18.8 million, capital expenditures of $3.3 million, acquisitions of $29.6 million, net acquisition facility repayments of $6.3 million, distributions of $16.5 million, debt repayment of $3.2 million, and other financing activities of $0.8 million. As a result of the above activity cash increased $11.7 million, of which $7.0 million was subsequently used on April 7, 2000, for the Partnership's investment in Total Gas & Electric, Inc.

The seasonal nature of the Partnership's business results in the sale by the Partnership of approximately 75% of its volume during the first and second fiscal quarter, resulting in a usual increase in receivables during this period. In addition, the anomalous spikes in the cost and resulting sales price of home heating oil and propane during this past heating season, added to the increase in receivables, and contributed to the operational use of cash of $18.8 million.

The $27.5 million of privately placed debt mentioned above was comprised of two issuances. In March 2000, the propane division issued $12.5 million of 8.67% First Mortgage Notes ("8.67% Notes") with a final maturity of March 30, 2012. The 8.67% Notes require semiannual interest payments on March 30 and September
30. The propane division also issued $15.0 million of 8.72% First Mortgage Notes ("8.72% Notes") that require semiannual interest payments on March 30 and September 30 and require annual prepayments of $3.0 million commencing on March 30, 2011. The total proceeds from these note issuances of $27.5 million were used to repay $25.0 million borrowed under the propane division's bank acquisition facility with the balance of $2.5 million set aside for general operating purposes within the propane segment.

For the remainder of fiscal 2000, the Partnership anticipates paying interest of $10.3 million and anticipates growth and maintenance capital additions of approximately $4.9 million. The Partnership has no material commitments for capital expenditures. In addition, the Partnership plans to pay distributions on its units in accordance with the partnership agreement. The Partnership also plans to pursue strategic acquisitions as part of its business strategy and to prudently fund such acquisitions through a combination of internally generated cash, debt and equity. Based on its current cash position, bank credit availability and net cash from operating activities, the Partnership expects to be able to meet all of its obligations for fiscal 2000.

Year 2000

As a result of the preparation and series of analyses and tests performed before, during and after December 31, 1999, the Partnership did not experience any significant disruption in information technology or operations as a result of the date change-over to the year 2000.

Accounting Principles Not Yet Adopted

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Subsequently, the FASB issued SFAS No. 137 which amended the effective date for SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership is assessing the impact and disclosure requirements of SFAS No. 133.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to interest rate risk primarily through its bank credit facilities. The Partnership utilizes these borrowings to meet its working capital needs and also to fund the short-term needs of its acquisition program.

At March 31, 2000, the Partnership had outstanding borrowings of approximately $48.0 million under its Bank Credit Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $0.5 million annually.

The Partnership also selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and commodity market price of home heating oil for its heating oil segment. The Partnership does not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Partnership would pay for the home heating oil being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of home heating oil at March 31, 2000, the potential unrealized gain on the Partnership's hedging activity would be increased by $0.5 million to an unrealized gain of $1.2 million; and conversely a hypothetical ten percent decrease in the cost of home heating oil and propane would decrease the unrealized gain by $0.5 million to an unrealized gain of $0.2 million.



                           PART II OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits Included Within:

         (27)     Financial Data Schedule

         10.18 Amendment No.2 dated as of February 15,2000, to the Credit Agreement, dated as of March 15, 1999, by and among Petroleum Heat and Power Co., Inc. and Bank of America N.A., The Chase Manhattan Bank, First Union National Bank, CIBC Inc. and Union Bank of California, N.A.

         10.19 $12,500,000 8.67% First Mortgage Notes, Series A, due March 30, 2012 and $15,000,000 8.72% First Mortgage Notes, Series B, due March 30, 2015 dated as of March 30, 2000.

(b)      Reports on Form 8-K:

         1/28/00 This form 8-K consists of three historical press releases; Star Gas Partners to acquire certain Midwest propane operations and also signs letter of intent to enter deregulated electric and natural gas markets (Released January 28, 2000), Star Gas Partners, L.P. reports fiscal 2000 first quarter results and announces $0.575/unit common unit distribution (Released January 24, 2000) and Star Gas Partners, L.P. reports fiscal 1999 year-end and fourth quarter results (Released December 2, 1999).

         2/7/00 This form 8-K consists of a copy of the underwriting agreement for a firm commitment public offering of up to 1,450,000 common units of the registrant that were previously registered pursuant to a shelf registration statement on Form S-3 (SEC File No. 333-94031).

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:



Star Gas Partners, L.P.
By:      Star Gas LLC (General Partner)



Signature                         Title                          Date


/s/  George Leibowitz             Chief Financial Officer        April 26, 2000
---------------------             Star Gas LLC
     George Leibowitz             (Principal Financial Officer)


/s/  James J. Bottiglieri         Vice President                 April 26, 2000
-------------------------         Star Gas LLC
     James J. Bottiglieri