Form 10-Q
period 2000-06-30
STAR GAS PARTNERS LP
filed 2000-08-10
CIK 1002590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

                                   (Mark One)

                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000
                                                -------------

                                       OR

                [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                       Commission File Number:   33-98490
                                                ---------

                            STAR GAS PARTNERS, L.P.
                            -----------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                06-1437793
--------                                                ----------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)


2187 Atlantic Street, Stamford, Connecticut                    06902
-------------------------------------------                    -----
(Address of principal executive office)                        (Zip Code)

(203) 328-7300
--------------
(Registrant's telephone number, including area code)

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X       No____
                                         -----

Indicate the number of shares outstanding of each issuer's classes of common stock, as of July 28, 2000:

      16,044,967     Common Units
       2,578,797     Senior Subordinated Units
         345,364     Junior Subordinated Units
         325,729     General Partner Units

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


Part I   Financial Information                                                                Page
                                                                                              ----
      Item 1 - Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of
            September 30, 1999 and June 30, 2000                                                 3

          Condensed Consolidated Statements of Operations for the
            Three months ended June 30, 1999 and June 30, 2000 and for the
            Nine months ended June 30, 1999 and June 30, 2000                                    4

          Condensed Consolidated Statement of Partners' Capital for the nine months ended
            June 30, 2000                                                                        5

          Condensed Consolidated Statements of Cash Flows for the nine months ended
            June 30, 1999 and June 30, 2000                                                      6

          Notes to Condensed Consolidated Financial Statements                                7-19

      Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                       20-26

      Item 3 - Quantitative and Qualitative Disclosures About Market Risk                       27

Part II  Other Information:

      Item 6 - Exhibits and Reports on Form 8-K                                                 27

      Signature                                                                                 28

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                             June 30,
                                                                       September 30,           2000
                                                                            1999             (unaudited)
                                                                       -------------        ------------
Assets
Current assets:
 Cash and cash equivalents                                               $  4,492             $  7,649
 Receivables, net of allowance of $948 and  $2,725 respectively            42,295               79,968
 Inventories                                                               26,317               19,521
 Prepaid expenses and other current assets                                 13,764               14,308
                                                                         --------             --------
      Total current assets                                                 86,868              121,446
                                                                         --------             --------

Property and equipment, net                                               154,967              166,740
Long-term portion of accounts receivable                                    5,590                7,138
Intangibles and other assets, net                                         291,919              312,015
                                                                         --------             --------
      Total assets                                                       $539,344             $607,339
                                                                         ========             ========
Liabilities and Partners' Capital
Current liabilities:
 Accounts payable                                                        $ 12,939             $ 18,089
 Bank credit facility borrowings                                            3,150               12,050
 Current maturities of long-term debt                                       1,391               14,838
 Accrued expenses                                                          43,044               39,311
 Unearned service contract revenue                                         14,007               14,333
 Customer credit balances                                                  31,094               12,915
                                                                         --------             --------
      Total current liabilities                                           105,625              111,536
                                                                         --------             --------

Long-term debt                                                            276,638              302,681
Other long-term liabilities                                                 6,905                6,421

Partners' Capital:
 Common unitholders                                                       145,906              175,142
 Subordinated unitholders                                                   5,878               12,476
 General partner                                                           (1,608)                (917)
                                                                         --------             --------
      Total Partners' Capital                                             150,176              186,701
                                                                         --------             --------
      Total Liabilities and Partners' Capital                            $539,344             $607,339
                                                                         ========             ========

See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                       Three Months Ended June 30,      Nine Months Ended June 30,
                                                       ---------------------------      --------------------------
(in thousands, except per unit data)                       1999            2000            1999            2000
                                                       -----------      ----------      ----------      ----------
Sales:
 Product                                                  $ 59,022      $104,243          $135,925       $562,795
 Installation, service and appliances                       20,070        25,920            25,505         75,949
                                                          --------      --------          --------       --------
   Total sales                                              79,092       130,163           161,430        638,744

Costs and expenses:
 Cost of product                                            28,642        66,204            58,471        328,038
 Cost of installation, service and appliances               24,021        28,552            26,651         88,886
 Delivery and branch                                        32,122        35,410            54,447        120,987
 Depreciation and amortization                               8,458         8,847            14,489         25,447
 General and administrative                                  4,070         5,073             7,226         14,349
 TG&E customer acquisition expense                               -           932                 -            932
 Unit compensation expense                                       -           599                 -            599
 Net gain (loss) on sales of assets                             (5)            6               (96)            56
                                                          --------      --------          --------       --------
   Operating income (loss)                                 (18,226)      (15,448)               50         59,562
Interest expense, net                                        5,221         6,608             9,760         19,981
Amortization of debt issuance costs                            128           141               218            398
                                                          --------      --------          --------       --------
   Income (loss) before income taxes
      and minority interest                                (23,575)      (22,197)           (9,928)        39,183
                                                          --------      --------          --------       --------
Minority interest in net loss of TG&E                            -           251                 -            251
Income tax expense (benefit)                                (5,362)           45            (5,324)           373
                                                          --------      --------          --------       --------
   Net income (loss)                                      $(18,213)     $(21,991)         $ (4,604)      $ 39,061
                                                          ========      ========          ========       ========

   General Partner's interest in net income (loss)        $   (364)     $   (374)         $    (92)      $    691
                                                          --------      --------          --------       --------

Limited Partners' interest in net income (loss)           $(17,849)     $(21,617)         $ (4,512)      $ 38,370
                                                          ========      ========          ========       ========

Basic and diluted net income (loss) per
 Limited Partner unit                                     $  (1.11)     $  (1.15)          $ (0.46)      $   2.13
                                                          ========      ========          ========       ========

Basic and diluted weighted average number of Limited
  Partner units outstanding                                 16,011        18,872             9,717         18,056
                                                          ========      ========          ========       ========

See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                  (unaudited)


(in thousands, except per unit amounts)

                                        Number of Units
                              ----------------------------------                                          Total
                                        Senior  Junior  General             Senior   Junior   General   Partners'
                                Common   Sub.    Sub.   Partner   Common     Sub.     Sub.    Partner    Capital
                                ------   ----    ----   -------   ------     ----     ----    -------    -------
                              ------------------------------------------------------------------------------------
Balance as of
   September 30, 1999           14,378   2,477     345      326  $145,906   $ 5,938    $(60)  $(1,608)   $150,176

Issuance of Common Units         1,667                             22,611                                  22,611

Issuance of Senior
  Subordinated Units                       102                                  599                           599

Net income                                                         32,371     5,265     734       691      39,061

Distributions
  ($1.725 per common unit)                                        (25,746)                                (25,746)
                              -----------------------------------------------------------------------------------
Balance as of
   June 30, 2000                16,045   2,579     345      326  $175,142   $11,802    $674   $  (917)   $186,701
                              ===================================================================================

See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

(in thousands)                                                                    Nine Months Ended June 30,
                                                                              ---------------------------------
                                                                                  1999                  2000
                                                                              ---------           -------------
Cash flows from operating activities:
Net income (loss)                                                             $  (4,604)             $ 39,061
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
Depreciation and amortization                                                    14,489                25,447
Amortization of debt issuance cost                                                  218                   398
Minority interest in net loss of TG&E                                                 -                  (251)
Unit compensation expense                                                             -                   599
Provision for losses on accounts receivable                                         168                 1,425
Loss (gain) on sales of assets                                                       96                   (56)
Deferred tax benefit                                                             (5,368)                    -
Other                                                                                (7)                  (11)
Changes in operating assets and liabilities, net of amounts acquired:
  Decrease (increase) in receivables                                             26,277               (33,700)
  Decrease in inventories                                                         9,195                 8,580
  Increase in other assets                                                       (4,444)                 (946)
  Decrease in accounts payable                                                   (4,377)               (2,802)
  Increase (decrease) in other current liabilities                                2,313               (23,177)
                                                                              ---------              --------
       Net cash provided by operating activities                                 33,956                14,567
                                                                              ---------              --------

Cash flows from investing activities:
Capital expenditures                                                             (4,936)               (4,634)
Proceeds from sales of fixed assets                                                 137                   360
Cash acquired in acquisitions                                                    18,760                   876
Acquisitions                                                                     (2,581)              (49,162)
                                                                              ---------              --------
       Net cash provided by (used in) investing activities                       11,380               (52,560)
                                                                              ---------              --------

Cash flows from financing activities:
Credit facility borrowings                                                       11,850                75,000
Credit facility repayments                                                      (15,220)              (69,352)
Acquisition facility borrowings                                                       -                49,350
Acquisition facility repayments                                                  (7,000)              (36,000)
Distributions                                                                   (12,005)              (25,746)
Increase in deferred charges                                                       (927)                 (551)
Proceeds from issuance of Common Units, net                                     118,824                22,611
Repayment of debt                                                              (197,053)               (1,239)
Redemption of preferred stock                                                   (11,746)                    -
Proceeds from issuance of debt                                                   87,552                28,029
Other                                                                               123                  (952)
                                                                              ---------              --------
       Net cash provided by (used in) financing activities                      (25,602)               41,150
                                                                              ---------              --------

       Net increase in cash                                                      19,734                 3,157
Cash at beginning of period                                                       1,115                 4,492
                                                                              ---------              --------
Cash at end of period                                                         $  20,849              $  7,649
                                                                              =========              ========

See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1)  Partnership Organization

    Star Gas Partners, L.P. ("Star Gas Partners" or the "Partnership") is a diversified home energy distributor and services provider, specializing in heating oil, propane, natural gas and electricity. Star Gas Partners is a Master Limited Partnership whose 16.0 million common limited partner units (trading symbol "SGU" representing a 83.1% limited partner interest in Star Gas Partners) and 2.6 million senior subordinated units (trading symbol "SGH" representing a 13.4% limited partner interest in Star Gas Partners) are traded on the New York Stock Exchange. Additional interest in Star Gas Partners are represented by 0.3 million junior subordinated units (representing a 1.8% limited partner interest in Star Gas Partners) and 0.3 million general partner units (representing a 1.7% general partner interest in Star Gas Partners).

    Operationally the Partnership is organized as follows:

    . Petro Holdings, Inc. ("Petro" or the "heating oil segment"), is the nation's largest distributor of home heating oil and serves approximately 350,000 customers in the Northeast and Mid-Atlantic. Petro is an indirect wholly owned subsidiary of Star Gas Propane, L.P.

    . Star Gas Propane, L.P., ("Star Gas Propane" or the "propane segment") is a wholly owned subsidiary of Star Gas Partners. Star Gas Propane markets and distributes propane gas and related products to more than 190,000 customers in the Midwest and Northeast.

    . Total Gas and Electric ("TG&E" or the "natural gas and electric reseller segment") is an energy reseller that markets natural gas and electricity to residential homeowners in deregulated energy markets in the Northeast and Mid-Atlantic states of New York, New Jersey, Pennsylvania and Maryland and serves approximately 100,000 residential customers. TG&E is a 72.7% owned subsidiary of the Partnership.

2)  Summary of Significant Accounting Policies

    Basis of Presentation

    The Consolidated Financial Statements for the period October 1, 1998 through March 25, 1999 include the accounts of Star Gas Partners, L.P., and subsidiaries, principally Star Gas Propane. Beginning March 26, 1999, the Consolidated Financial Statements also include the accounts and results of operations of Petro. Beginning April 7, 2000, the Consolidated Financial Statements also include the accounts and results of operations of TG&E. The Partnership consolidates 72.7% of TG&E's fair market value adjusted balance sheet with a contra amount representing the minority interest not owned by the Partnership. Revenue and expenses are also consolidated with the Partnership with a deduction for the net amount allocable to the minority interest. All material intercompany items and transactions have been eliminated in consolidation.

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

    Revenue Recognition

    Sales of propane, heating oil, natural gas, electricity and propane/heating oil equipment are recognized at the time of delivery of the product to the customer or at the time of sale or installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating oil equipment service contracts are deferred and amortized into income over the terms of the respective service contracts, on a straight-line basis, which generally do not exceed one year.

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

    Goodwill is the excess of cost over the fair value of net assets in the acquisition of a company. The Partnership amortizes goodwill using the straight-line method over a twenty-five year period.

    Covenants not to compete are non-compete agreements established with the owners of an acquired company, and are amortized over the respective lives of the covenants, which are generally five years.

    Customer lists are the names and addresses of the acquired company's patrons. Based on the historical retention experience of these lists, Star Gas Propane amortizes customer lists on a straight-line method over fifteen years, Petro amortizes customer lists on a straight-line method over seven to ten years and TG&E amortizes customer lists on a straight-line method over ten years.

    Deferred charges represent the costs associated with the issuance of debt instruments and are amortized using the interest method over the lives of the related debt instruments.

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

     Customer Credit Balances
     Customer credit balances represent pre-payments received from customers pursuant to a budget payment plan (whereby customers pay their estimated annual usage on a fixed monthly basis) and the payments made have exceeded the charges for deliveries.

     Environmental Costs
     The Partnership expenses, on a current basis, costs associated with managing hazardous substances and pollution in ongoing operations. The Partnership also accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount can be reasonably estimated.

     Derivatives  and Premiums
     The Partnership uses derivatives to hedge the price risk associated with the products it sells to guaranteed maximum price customers and to some extent natural gas inventory on hand. The realized gains and losses from these derivatives are matched with the inventory being hedged and are included with cost of goods sold. Premiums paid for derivatives are capitalized and amortized as part of cost of goods sold over the useful lives of the related instruments.

     TG&E Customer Acquisition Expense
     TG&E customer acquisition expense represent primarily, payments made to a third-party direct marketing company for the cost associated with obtaining new accounts for the Partnership's natural gas and electric reseller division.

     Employee Unit Incentive Plan
     The Partnership adopted an employee unit incentive plan to grant certain employees senior subordinated units of limited partner interest of the Partnership ("incentive units"), as an incentive for increased efforts during employment and as an inducement to remain in the service of the Partnership. Grants of incentive units vest twenty percent immediately, with the remaining amount vesting over four consecutive installments in which the Partnership achieves annual targeted distributable cash flow. The Partnership records an expense for the incentive units granted, which require no cash contribution, ratably over the vesting period for those units which are probable of being issued.

     Income Taxes
     The Partnership is a master limited partnership. As a result, for Federal income tax purposes, earnings or losses are allocated directly to the individual partners. Except for the Partnership's corporate subsidiaries, no recognition has been given to Federal income taxes in the accompanying financial statements of the Partnership. While the Partnership's corporate subsidiaries will generate non-qualifying Master Limited Partnership revenue, dividends from the corporate subsidiaries to the Partnership are included in the determination of Master Limited Partnership income. In addition, a portion of the dividends received by the Partnership from the corporate subsidiaries will be taxable to the partners. Net earnings for financial statement purposes will differ significantly from taxable income reportable to partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and due to the taxable income allocation requirements of the Partnership agreement.

     For all corporate subsidiaries of the Partnership excluding TG&E, a consolidated Federal income tax return is filed. TG&E files a separate Federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

3)   Quarterly Distribution of Available Cash

     In general, the Partnership distributes to its partners on a quarterly basis all "Available Cash." Available Cash generally means, with respect to any fiscal quarter, all cash on hand at the end of such quarter less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the General Partner to (1) provide for the proper conduct of the Partnership's business, (2) comply with applicable law or any of its debt instruments or other agreements or (3) in certain circumstances provide funds for distributions to the common unitholders and the senior subordinated unitholders during the next four quarters. The General Partner may not establish cash reserves for distributions to the senior subordinated units unless the General Partner has determined that in its judgment the establishment of reserves will not prevent the Partnership from distributing the Minimum Quarterly Distribution ("MQD") on all common units and any common unit arrearages thereon with respect to the next four quarters. Certain restrictions on distributions on senior subordinated units, junior subordinated units and general partner units could result in cash that would otherwise be Available Cash being reserved for other purposes. Cash distributions will be characterized as distributions from either Operating Surplus or Capital Surplus.

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

     In July 2000, the Partnership announced based on its results in fiscal 2000, that in addition to its regular quarterly distribution of $0.575 on its common units, that it would commence quarterly distributions on its senior subordinated units at an initial rate of $0.25 per unit.

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

4)   Segment Reporting

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Partnership has three reportable segments, as a retail distributor of heating oil, as a retail distributor of propane and as a reseller of natural gas and electricity. Management has chosen to organize the enterprise under these three segments in order to leverage the expertise it has in each industry, allow each segment to continue to strengthen its core competencies and provide a clear means for evaluation of operating results.

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

     The natural gas and electric reseller segment is primarily engaged in offering natural gas and electricity to residential consumers in deregulated energy markets. In deregulated energy markets customers have a choice in selecting energy suppliers to power and / or heat their homes. TG&E operates in nine markets in the Northeast/Mid Atlantic states where competition for energy suppliers range from independent resellers, like TG&E, to large public utilities.

     The following are the statements of operations and balance sheets for each segment as of and for the periods indicated. The heating oil segment was consolidated with the propane segment beginning March 26, 1999, and the electric and natural gas reselling segment was added beginning April 7, 2000. There were no inter-segment sales.



(in thousands)                                                 Three Months Ended
                                  -----------------------------------------------------------------------------------
                                                June 30, 1999                         June 30, 2000
                                  ---------------------------------------  ------------------------------------------
                                         Heating                           Heating                 TG        (a)
Statement of Operations                    Oil     Propane   Consol.         Oil      Propane      &E      Consol.
-----------------------                 ---------  --------  ---------     ---------  ---------  --------  ----------
Sales:
  Product                               $ 45,404   $13,618   $ 59,022     $ 72,049    $20,946   $11,248    $104,243
  Installation, service,
    and appliance                         18,056     2,014     20,070       23,253      2,667         -      25,920
                                        --------   -------   --------     --------    -------   -------    --------
     Total sales                          63,460    15,632     79,092       95,302     23,613    11,248     130,163

Costs and expenses:
  Cost of product                         23,455     5,187     28,642       45,442     10,595    10,167      66,204
  Cost of installation,
    service, and appliances               23,316       705     24,021       27,806        746         -      28,552
  Delivery and branch                     22,583     9,539     32,122       25,011     10,399         -      35,410
  Depreciation and
    amortization                           5,423     3,035      8,458        5,704      2,983       160       8,847
  General and
     administrative                        2,439     1,631      4,070        2,466      1,864       743       5,073
  TG&E customer
     acquisition expense                       -         -          -            -          -       932         932
  Unit compensation expense                    -         -          -            -          -         -         599
  Net gain (loss) on sales
     of assets                                 2        (7)        (5)          (6)        12         -           6
                                        --------   -------   --------     --------    -------   -------    --------
      Operating (loss)                   (13,754)   (4,472)   (18,226)     (11,133)    (2,962)     (754)    (15,448)
Interest expense
 (income), net                             3,261     1,960      5,221        4,072      2,501        35       6,608
Amortization of debt
  issuance  costs                             83        45        128           91         50         -         141
                                        --------   -------   --------     --------    -------   -------    --------
       Income (loss) before
         income taxes and
          minority interest              (17,098)   (6,477)   (23,575)     (15,296)    (5,513)     (789)    (22,197)
                                        --------   -------   --------      -------    -------   -------     -------
Minority interest in net
   loss of TG&E                                -         -          -            -          -       251         251
Income tax expense (benefit)              (5,368)        6     (5,362)          25         17         3          45
                                        --------   -------   --------     --------    -------   -------    --------
        Net (loss)                      $(11,730)  $(6,483)  $(18,213)    $(15,321)   $(5,530)  $  (541)   $(21,991)
                                        ========   =======   ========     ========    =======   =======    ========

Capital expenditures                    $  1,121   $ 1,464   $  2,585     $    740    $   593   $     7    $  1,340
                                        ========   =======   ========     ========    =======   =======    ========

   (a) Unit compensation expense has been classified as an expense of Star Gas Partners and has not been allocated to the three segments.

      (in thousands)                                                 Nine Months Ended
                                             --------------------------------------------------------------------------
                                                       June 30, 1999                        June 30, 2000
                                             -------------------------------    ---------------------------------------
                                              Heating                           Heating                TG        (a)
     Statement of Operations                    Oil      Propane    Consol.       Oil     Propane      &E      Consol.
     -----------------------                 ---------  ---------  ---------    --------  --------  --------  ---------
     Sales:
       Product                               $ 53,312    $82,613   $135,925     $436,791  $114,756  $11,248   $562,795
       Installation, service,
         and appliance                         18,281      7,224     25,505       66,479     9,470        -     75,949
                                             --------    -------   --------     --------  --------  -------   --------
          Total sales                          71,593     89,837    161,430      503,270   124,226   11,248    638,744

     Costs and expenses:
       Cost of product                         27,152     31,319     58,471      259,322    58,549   10,167    328,038
       Cost of installation,
         service, and appliances               24,290      2,361     26,651       85,879     3,007              88,886
       Delivery and branch                     23,726     30,721     54,447       87,406    33,581             120,987
       Depreciation and                                                                      8,918
         amortization                           5,423      9,066     14,489       16,369                160     25,447
       General and                                                                           5,537
          administrative                        2,589      4,637      7,226        8,069                743     14,349
       TG&E customer
          acquisition expense                       -          -          -            -         -      932        932
       Unit compensation expense                    -          -          -            -         -        -        599
       Net gain (loss) on sales
          of assets                                 2        (98)       (96)           8        48        -         56
                                             --------    -------   --------     --------  --------  -------   --------
            Operating income (loss)           (11,585)    11,635         50       46,233    14,682     (754)    59,562
     Interest expense
      (income), net                             3,486      6,274      9,760       12,982     6,964       35     19,981
     Amortization of debt
       issuance costs                              83        135        218          258       140        -        398
                                             --------    -------   --------     --------  --------  -------   --------
            Income (loss) before
              income taxes and
               minority interest              (15,154)     5,226     (9,928)      32,993     7,578     (789)    39,183
                                             --------    -------   --------     --------  --------  -------   --------
     Minority interest in net
        loss of TG&E                                -          -          -            -         -      251        251
     Income tax expense (benefit)              (5,343)        19     (5,324)         300        70        3        373
                                             --------    -------   --------     --------  --------  -------   --------
             Net income (loss)               $ (9,811)   $ 5,207   $ (4,604)    $ 32,693  $  7,508  $  (541)  $ 39,061
                                             ========    =======   ========     ========  ========  =======   ========
     Capital expenditures                    $  1,121    $ 3,815   $  4,936     $  1,752  $  2,875  $     7   $  4,634
                                             ========    =======   ========     ========  ========  =======   ========

   (a) Unit compensation expense has been classified as an expense of Star Gas Partners and has not been allocated to the three segments.

     (in thousands)                               September 30, 1999                         June 30, 2000
                                           -------------------------------     -----------------------------------------
                                            Heating                 (1)         Heating                 TG        (1)
     Balance Sheet                            Oil      Propane    Consol.         Oil      Propane      &E      Consol.
     -------------                         ---------  ---------  ---------     ---------  ---------  --------  ---------
     Assets
     Current assets:
       Cash and cash equivalents            $  4,270   $    222   $  4,492      $  1,294   $  3,362   $    86   $  7,649
       Receivables, net                       35,960      6,335     42,295        63,797      9,427     6,744     79,968
       Inventories                            16,498      9,819     26,317        12,048      5,951     1,522     19,521
       Prepaid expenses and other
         current assets                       13,678      1,156     13,764        12,733      2,113     1,823     14,308
                                            --------   --------   --------      --------   --------   -------   --------
              Total current assets            70,406     17,532     86,868        89,872     20,853    10,175    121,446
     Property and equipment, net              39,849    115,118    154,967        38,861    127,741       138    166,740
     Long-term portion of accounts
       receivable                              5,590          -      5,590         7,138          -         -      7,138
     Investment in Petro Holdings                  -     83,233          -             -    103,742         -          -
     Intangibles and other assets, net       236,981     54,938    291,919       238,778     61,817    11,420    312,015
                                            --------   --------   --------      --------   --------   -------   --------
              Total assets                  $352,826   $270,821   $539,344      $374,649   $314,153   $21,733   $607,339
                                            ========   ========   ========      ========   ========   =======   ========

     Liabilities and
       Partners'                            Heating                 (1)         Heating                 TG        (1)
        Capital                               Oil      Propane    Consol.         Oil      Propane      &E      Consol.
                                            --------  ---------  ---------     ---------  ---------  --------  ---------
     Current Liabilities:
       Accounts payable                     $  7,366   $  5,573   $ 12,939      $  8,550   $  3,072   $ 6,917   $ 18,089
       Bank credit
         facility borrowings                       -      3,150      3,150         7,000          -     5,050     12,050
       Current maturities
          of long-term debt                    1,391          -      1,391        14,381        457         -     14,838
       Accrued expenses
         and other current
          liabilities                         39,012      4,231     43,044        31,260      6,479     1,574     39,311
     Due to affiliate                              -          -          -             -          -       144          -
       Unearned service
         contract revenue                     14,007          -     14,007        14,333          -         -     14,333
       Customer credit
         balances                             26,657      4,437     31,094         9,422      2,553       940     12,915
                                            --------   --------   --------      --------   --------   -------   --------
              Total current
                liabilities                   88,433     17,391    105,625        84,946     12,561    14,625    111,536
     Long-term debt                          174,338    102,300    276,638       179,638    123,043     4,000    302,681
     Other long-term
        liabilities                            6,822         92      6,905         6,323         98         -      6,421
     Partners' Capital /
       Equity Capital                         83,233    151,038    150,176       103,742    178,451     3,108    186,701
                                            --------   --------   --------      --------   --------   -------   --------
              Total Liabilities
                and Partners'
                 Capital                    $352,826   $270,821   $539,344      $374,649   $314,153   $21,733   $607,339
                                            ========   ========   ========      ========   ========   =======   ========

   (1) The consolidated amounts include the necessary entries to eliminate the investment in Petro Holdings, Star Gas Propane and TG&E, and at 6/30/00 includes $2,907 of cash held by Star Gas Partners.

5)   Inventories

     The components of inventory were as follows:

                                                   September 30, 1999    June 30, 2000
                                                   ------------------    -------------
     (in thousands)
     Propane gas                                         $ 7,678            $ 3,742
     Propane appliances and equipment                      2,141              2,209
     Fuel oil                                              9,959              4,989
     Fuel oil parts and equipment                          6,539              7,059
     Natural Gas                                               -              1,522
                                                         -------            -------
                                                         $26,317            $19,521
                                                         =======            =======

     Propane Gas
     Substantially all of the Partnership's propane for the Northeast retail operations are purchased under supply contracts. Certain of the supply contracts provide for minimum and maximum amounts of propane to be purchased thereunder, and provide for pricing in accordance with posted prices at the time of delivery or include a pricing formula that typically is based on current market prices. Historically, spot purchases from local refiners supply most of the propane for the Midwest operations, with spot purchases from Mont Belvieu, Texas accounting for approximately one-seventh of the Partnership's total volume of propane purchases. In addition, the three single largest suppliers in the aggregate account for approximately one-half of total propane purchases.

     Fuel Oil
     The Partnership obtains home heating oil in either barge or truckload quantities, and has contracts with over 80 terminals for the right to temporarily store its heating oil at facilities not owned by the Partnership. Purchases are made pursuant to supply contracts or on the spot market. The Partnership has market price based contracts for substantially all its petroleum requirements with 12 different suppliers, the majority of which have significant domestic sources for their product, and many of which have been suppliers for over 10 years. Typically supply contracts have terms of 12 months. All of the supply contracts provide for maximum and in some cases minimum quantities, and in most cases the price is based upon the market price at the time of delivery.

     Natural Gas and Electricity
     The Partnership is an independent reseller of natural gas and electricity to residential homeowners in deregulated markets, through its 72.7% controlling interest in TG&E. In the markets in which TG&E operates, natural gas and electricity are available from wholesale natural gas producers and electricity generating companies. Substantially all of TG&E's natural gas is purchased from a major Texas wholesaler, with the balance from regional wholesalers, who transport the natural gas to the incumbent utility company for TG&E, through purchased or assigned capacity using existing pipes. Additionally, all of TG&E's electricity is purchased from a major New York State wholesaler, who transports the electricity to the incumbent utility company, through scheduled deliveries using existing electric lines.

     The incumbent utility company then delivers the natural gas and electricity to TG&E customers using existing pipes and electric lines. The incumbent utility and TG&E coordinate delivery and billing, and also compete to sell the natural gas and electricity to the ultimate consumer. Generally, customers pay the incumbent utility a service charge to cover customer related costs like meter reading, billing, equipment and maintenance. Customers also pay a separate delivery charge to the incumbent utility for bringing the natural gas and electricity from the customer's chosen supplier. The energy service company is then paid by the customer for the natural gas or electricity that was supplied. In most markets in which TG&E operates, these charges are itemized on one customer energy bill from the utility company. In other markets, TG&E directly bills the customer for the natural gas or electricity supplied.

     The Partnership may enter into forward contracts with Mont Belvieu suppliers, heating oil suppliers, refineries or wholesale natural gas producers which call for a fixed price for the product to be purchased based on current market conditions, with delivery occurring at a later date. In most cases the Partnership has entered into similar agreements to sell this product to customers for a fixed price based on market conditions. In the event that the Partnership enters into these types of contracts without a subsequent sale, it is exposed to some market risk. Currently, the Partnership does not have any contracts that if market conditions were to change, would have a material affect on its financial statements.

     Concentration of Revenue with Guaranteed Maximum Price Customers

     Approximately one-third of the volume sold in the Partnership's heating oil segment is sold to individual customers under an agreement pre-establishing the maximum sales price of home heating oil over a twelve month period. The maximum price at which home heating oil is sold to these capped-price customers is generally renegotiated prior to the heating season of each year based on current market conditions. The heating oil segment currently enters into futures contracts, options, and swaps for a substantial majority of the heating oil it sells to these capped-price customers in advance and at a fixed cost. Should events occur after a capped-sales price is established that increases the cost of home heating oil above the amount anticipated, margins for the capped-price customers whose heating oil was not purchased in advance would be lower than expected, while margins for those customers whose heating oil was purchased in advance would be unaffected. Conversely, should events occur during this period that decrease the cost of heating oil below the amount anticipated, margins for the capped-price customers whose heating oil was purchased in advance could be lower than expected, while those customers whose heating oil was not purchased in advance would be unaffected or higher than expected.

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

     To hedge a portion of the heating oil gallons anticipated to be sold to its guaranteed maximum price customers, the heating oil segment at June 30, 2000 had 40.1 million gallons of futures contracts to buy heating oil with a notional value of $28.4 million and a fair market value of $32.5 million;
     30.4 million gallons of futures contracts to sell heating oil with a notional value of $21.3 million and a fair market value of $24.5 million;
     4.2 million gallons of cap contracts to buy heating oil at an agreed upon cap price with a notional value of $2.9 million and a fair market value of $3.5 million; 66.2 million gallons of floor contracts to sell heating oil at an agreed upon floor price with a notional value of $40.8 million and a fair market value of $52.0 million; and 43.1 million gallons of swap contracts that establishes a fixed price to buy heating oil at an agreed upon strike price with a notional value of $28.5 million and a fair market value of $33.0 million. The contracts expire at various times with no contract expiring later than June 2001.

     At June 30, 2000 the unrealized gains on the heating oil segment's hedging activity was approximately $6.0 million. The heating oil segment's hedging activity is designed to help it achieve its planned margins and represents approximately one-third of the expected total home heating oil volume sold in a twelve month period.

     At June 30, 2000 less than 5% of TG&E's natural gas accounts have a fixed selling price. To help mitigate fluctuations in the cost of natural gas and to hedge these fixed price customers TG&E at June 30, 2000 had forward purchase contracts for 280 thousand dekatherms of natural gas with a notional value of $0.8 million and a fair market value of $1.2 million; and 360 thousand dekatherm future contracts to sell natural gas at an agreed upon price with a notional value of $1.6 million and a fair market value of $1.6 million. The contracts expire at various times with no contract expiring later than March 2001. At June 30, 2000 the unrealized gain on TG&E's hedging activity was approximately $0.5 million.

     The carrying amount of all hedging financial instruments at June 30, 2000 was $1.7 million and was included in Prepaid Expenses on the Consolidated Balance Sheet. The risk that counterparties to such instruments may be unable to perform is minimized by limiting the counterparties to major oil companies and major financial institutions, including the New York Mercantile Exchange. The Partnership does not expect any losses due to counterparty default.

6)   Acquisitions

     During the nine month period ending June 30, 2000, the Partnership acquired seven unaffiliated retail heating oil dealers, four unaffiliated retail propane dealers and a 72.7% controlling interest in an electricity and natural gas reseller (see footnote 1). The aggregate consideration for these acquisitions accounted for by the purchase method of accounting was approximately $49.2 million. Purchase prices have been allocated to the acquired assets and liabilities based on their respective fair market values on the dates of acquisition. The purchase prices in excess of the fair values of net assets acquired were classified as intangibles in the Condensed Consolidated Balance Sheets.

     The following table indicates the allocation of the aggregate purchase price paid for these acquisitions and the respective periods of amortization assigned:

     (in thousands)                                                                   Useful Lives
                                                                                      ------------
     Land                                               $ 1,394                       -
     Buildings                                              431                       30 years
     Furniture and Fixtures                                 304                       10 years
     Fleet                                                3,712                       5 - 30 years
     Tanks and equipment                                 11,618                       5- 30 years
     Customer lists                                       9,244                       7- 15 years
     Restrictive covenants                                3,380                       5 years
     Goodwill                                            21,207                       25 years
     Inventory                                              604                       -
     Working capital                                     (3,467)                      -
     Minority interest                                      735                       -
                                                        -------
     Total                                              $49,162
                                                        =======

     Sales and net income have been included in the Condensed Consolidated Statements of Operations from the respective dates of acquisition. The following unaudited pro forma information presents the results of operations for the nine months ending June 30, 2000 of the Partnership and the acquisitions previously described, as if the acquisitions had taken place on October 1, 1999.

     (in thousands, except per share data)

     Sales                                                                                   $682,216
                                                                                             ========
     Net income                                                                              $ 40,448
                                                                                             ========
     General Partner's interest in net income                                                $    683
                                                                                             ========
     Limited Partners' interest in net income                                                $ 39,765
                                                                                             ========
     Basic and Diluted net income per limited partner unit                                   $   2.10
                                                                                             ========

7)   Supplemental Disclosure of Cash Flow Information

      (in thousands)                             Nine Months Ended June 30,
                                             ---------------------------------
                                                 1999                  2000
                                                 ----                  ----
      Cash paid during the period for:
        Income taxes                          $     -                $ 3,643
        Interest                              $10,616                $27,490

      Non-cash investing activities:
        Redemption of preferred stock         $(6,858)                     -

      Non-cash financing activities:
        Issuance of Common Units              $ 6,858                      -




8)   Earnings Per Limited Partner Units

                                                                                   Three Months Ended              Nine Months Ended
       (in thousands, except per unit data)                                           June 30,                        June 30,
                                                                                      --------                        --------
                                                                                    1999        2000         1999       2000
                                                                                    ----        ----         ----       ----
 Basic Earnings Per Unit:
 ------------------------
 Net income (loss)                                                                 $(18,213)   $(21,991)     $(4,604)   $39,061
 Less:  General Partner's interest in net income (loss)                                (364)       (374)         (92)       691
                                                                                   --------    --------      -------    -------
    Limited Partner's interest in net income (loss)                                $(17,849)   $(21,617)     $(4,512)   $38,370
                                                                                   ========    ========      =======    =======

 Common Units                                                                        13,189      16,045        7,169     15,233
 Senior Subordinated Units                                                            2,477       2,482          880      2,478
 Junior Subordinated Units                                                              345         345          123        345
 Subordinated Units                                                                       -           -        1,545          -
                                                                                   --------    --------      -------    -------
    Weighted average number of Limited Partner units outstanding                     16,011      18,872        9,717     18,056
                                                                                   ========    ========      =======    =======

    Basic earnings (loss) per unit                                                 $  (1.11)   $  (1.15)    $  (0.46)   $  2.13
                                                                                   ========    ========      =======    =======

 Diluted Earnings Per Unit:
 ---------------------------
 Effect of dilutive securities                                                     $      -     $     -    $       -    $     -
                                                                                  ---------   ---------     --------    -------

    Limited Partner's interest in net income (loss)                                $(17,849)   $(21,617)   $  (4,512)   $38,370
                                                                                   ========    ========      =======    =======

 Effect of dilutive securities                                                            -           -            -          -
                                                                                   --------    --------      -------    -------
    Weighted average number of Limited Partner units outstanding                     16,011      18,872        9,717     18,056
                                                                                   ========    ========      =======    =======

    Diluted earnings (loss) per unit                                               $  (1.11)   $  (1.15)    $  (0.46)   $  2.13
                                                                                   ========    ========      =======    =======


9)   Weather Insurance

     The Partnership purchased a weather insurance policy from an independent insurance company in January 2000 for a one-time premium of approximately $0.5 million. The purpose of the policy was to limit the negative impact of warmer than normal weather on the Partnership's operating results for the months of February and March 2000. The Partnership submitted a notice of loss in the amount of approximately $1.8 million under the policy in April 2000. The insurance company, while not disclaiming its obligation, has not made payments in accordance with the stipulated payment terms. Attorneys for the Partnership have reviewed the policy and are not aware of any facts or legal theories that would provide a valid defense to the Partnership's claim. The Partnership is currently pursuing judicial remedies to resolve this matter. Amounts that are receivable pursuant to the policy are recorded as a reduction to operating expenses.

10)  Subsequent Events

     Cash Distribution
     On July 25, 2000 the Partnership announced that it would pay a cash distribution of $0.575 per Common Unit and $0.25 per Senior Subordinated Unit for the three months ended June 30, 2000. The distributions will be paid on August 15, 2000 to holders of record as of August 4, 2000.

                     STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Statement Regarding Forward-Looking Disclosure

This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which represent the Partnership's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on the Partnership's financial performance, the price and supply of home heating oil, propane, electricity and natural gas and the ability of the Partnership to obtain new accounts and retain existing accounts. All statements other than statements of historical facts included in this Report including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein, are forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Partnership's expectations ("Cautionary Statements") are disclosed in this Report, including without limitation and in conjunction with the forward-looking statements included in this report. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


Overview

In analyzing the financial results of the Partnership, the following matters should be considered.

The Petro acquisition was made on March 26, 1999. Accordingly, the results of operations for the nine month period ended June 30, 2000 include Petro's results for the entire period whereas the results for the previous corresponding nine month period only include the heating oil segment's results of operations for approximately one quarter. Since the Petro acquisition was included for both periods, the results for the three month period ended June 30, 2000 are comparable to the three month period ended June 30, 1999.

The Total Gas and Electric (TG&E) acquisition was made on April 7, 2000. Accordingly, the results of operations for the three and nine month periods ended June 30, 2000 include TG&E's results from April 7, 2000.

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

THREE MONTHS ENDED JUNE 30, 2000
COMPARED TO THREE MONTHS ENDED JUNE 30, 1999
--------------------------------------------

Volume

For the three months ended June 30, 2000, retail volume of home heating oil and propane increased 8.4 million gallons, or 14.8%, to 65.4 million gallons, as compared to 56.9 million gallons for the three months ended June 30, 1999. This increase was due to an additional 5.6 million gallons provided by the heating oil segment and a 2.8 million gallon increase in the propane segment. The increase in the heating oil segment was largely due to the impact of colder temperatures and additional volume provided by acquisitions. The 2.8 million gallon increase in the propane segment was largely due to the impact of additional volume provided by propane acquisitions, colder temperatures and internal growth. Temperatures for the Partnership were 15.3% colder than in the prior year's comparable quarter and 0.7% colder than normal.


Sales

For the three months ended June 30, 2000, sales increased $51.1 million, or 64.6%, to $130.2 million, as compared to $79.1 million for the three months ended June 30, 1999. This increase was due to an additional $31.8 million provided by the home heating oil segment, $11.3 million of TG&E sales and a $8.0 million increase in the propane segment. Sales rose in both the heating oil and propane segments due to increased selling prices and from increased retail volume. Selling prices increased versus the prior year's comparable period in response to higher supply costs. Sales also increased in the heating oil division by $5.2 million and by $0.7 million in the propane division due to an increased focus on the sales of rationally related products including air conditioning installation and service and water softeners.


Cost of Product

For the three months ended June 30, 2000, cost of product increased $37.6 million, or 131.1%, to $66.2 million, as compared to $28.6 million for the three months ended June 30, 1999. This increase was due to an additional $22.0 million of cost of product at the home heating segment, $10.2 million of TG&E cost of product and a $5.4 million increase in the propane segment. The cost of product for both the heating oil and propane segments increased due to the impact of higher supply cost and for higher retail volume sales. While selling prices and supply cost increased on a per gallon basis for both the heating oil and propane divisions, the increase in selling prices was greater than the increase in supply costs. This resulted in an increase in per gallon margins.


Cost of Installation, Service and Appliances

For the three months ended June 30, 2000, cost of installation, service and appliances increased $4.5 million to $28.6 million, as compared to $24.0 million for the three months ended June 30, 1999. This increase was entirely due to an additional $4.5 million of expenses for the heating oil segment relating to an increased focus on the sales of rationally related products, principally air conditioning installation.

Delivery and Branch Expenses

For the three months ended June 30, 2000, delivery and branch expenses increased $3.3 million, or 10.2%, to $35.4 million, as compared to $32.1 million for the three months ended June 30, 1999. This increase was due to an additional $2.4 million of delivery and branch expenses at the heating oil segment and a $0.9 million increase in delivery and branch expenses for the propane segment. Delivery and branch expenses increased at the heating oil segment due to additional operating cost for higher retail volume sales, inflation and for additional operating cost of acquired companies. Delivery and branch expenses increased at the propane segment primarily due to additional operating cost of acquired propane companies.


Depreciation and Amortization Expenses

For the three months ended June 30, 2000, depreciation and amortization expenses increased $0.4 million, or 4.6%, to $8.8 million, as compared to $8.5 million for the three months ended June 30, 1999. This increase was primarily due to $0.2 million of depreciation and amortization expense for TG&E and additional depreciation and amortization for heating oil and propane acquisitions.


General and Administrative Expenses

For the three months ended June 30, 2000, general and administrative expenses increased $1.0 million, or 24.6%, to $5.1 million, as compared to $4.1 million for the three months ended June 30, 1999. The increase was due to $0.7 million of TG&E general and administrative expenses and an additional $0.2 million of general and administrative expenses for the propane segment. The $0.2 million increase in general and administrative expenses at the propane segment was largely due to an increase in professional and acquisition related expenditures.


TG&E Customer Acquisition Expense

For the three months ended June 30, 2000, TG&E customer acquisition expense was $0.9 million. This TG&E segment expense is for the cost of acquiring new accounts through the services of a third party direct marketing company. For the three months ended June 30, 2000 TG&E added 25,000 new customers.


Unit Compensation Expense

For the three months ended June 30, 2000, unit compensation expense was $0.6 million. This expense was incurred under the Employee Unit Incentive Plan whereby certain employees were granted senior subordinated units as an incentive for increased efforts during employment and as an inducement to remain in the service of the partnership.


Interest Expense, net

For the three months ended June 30, 2000, net interest expense increased $1.4 million, or 26.6%, to $6.6 million, as compared to $5.2 million for the three months ended June 30, 1999. This increase was due to additional interest expense for higher working capital borrowings necessitated by the higher cost of product, as well as for additional interest expense for the financing of propane and heating oil acquisitions.

Income Tax Expense (Benefit)

For the three months ended June 30, 2000, income tax expense increased $5.4 million to less than $0.1 million, as compared to an income tax benefit of $5.4 million for the three months ended June 30, 1999. This change was due to the heating oil segment's corporate net operating loss carryforwards, which generated $5.4 million in deferred tax benefits offsetting in part a deferred tax liability existing at June 30, 1999.


Net Loss

For the three months ended June 30, 2000, the net loss increased $3.8 million, or 20.7%, to $22.0 million, as compared to $18.2 million for the three months ended June 30, 1999. The increase in the net loss is attributable to $5.4 million higher income tax expense due to the deferred tax benefit realized in 1999, $0.7 million of net loss attributable to TG&E and the $0.6 million of unit compensation expense. Excluding the $6.7 million impact of these three items, the net loss would have decreased by $2.9 million as compared to three months ended June 30, 1999. This improvement in the net loss was due to acquisitions, internal growth, per gallon improvement in gross profit margins and to colder weather.


Earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of equipment (EBITDA)

Earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of equipment (EBITDA) increased $4.7 million, to a loss of $5.1 million, as compared to a loss of $9.8 million for the three months ended June 30, 1999. This increase was due to $2.9 million of additional EBITDA generated by the heating oil segment, $0.3 million of TG&E EBITDA and a $1.5 million increase in the propane segment EBITDA. The increase in the heating oil and propane segments was due to additional EBITDA provided by acquisitions, propane internal growth, higher per gallon gross profit margins and by the impact of colder temperatures on the Partnership's results. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies.

NINE MONTHS ENDED JUNE 30, 2000
COMPARED TO NINE MONTHS ENDED JUNE 30, 1999
-------------------------------------------

Volume

For the nine months ended June 30, 2000, retail volume of propane and heating oil increased 273.4 million gallons, or 199.9%, to 410.2 million gallons, as compared to 136.8 million gallons for the nine months ended June 30, 1999. This increase was due to 267.3 million gallons of additional volume provided by the heating oil segment and a 6.2 million gallon increase in the propane segment. While retail propane volume was favorably impacted by acquisitions and internal growth, a 2.4 million gallon reduction in agriculture sales and warmer temperatures negatively impacted volumes. The abnormal weather conditions during the first fiscal quarter resulted in a very dry fall harvest, which significantly reduced propane demand for crop drying. In the Partnership's propane operating areas, temperatures for the nine months ending June 30, 2000, were 1.8% warmer than in the prior year's comparable period and 11.4% warmer than normal.


Sales

For the nine months ended June 30, 2000, sales increased $477.3 million, or 295.7%, to $638.7 million, as compared to $161.4 million for the nine months ended June 30, 1999. This increase was attributable to $431.7 million additional sales provided by the heating oil segment, $11.2 million of TG&E sales and a $34.4 million increase in propane sales. Propane sales increased due to higher selling prices in response to higher propane supply costs and from the increased retail volume. Sales in the propane division also rose by $2.2 million due to an increased focus on the sales of rationally related products.


Cost of Product

For the nine months ended June 30, 2000, cost of product increased $269.6 million, or 461.0%, to $328.0 million, as compared to $58.5 million for the nine months ended June 30, 1999. This increase was due to $232.2 million of additional costs attributable to the heating oil segment, $10.2 million of TG&E cost of product and for higher propane supply cost of $27.2 million. While both propane selling prices and propane supply costs increased on a per gallon basis, the increase in selling prices was more than the increase in supply costs, which resulted in an increase in per gallon margins.


Cost of Installation, Service and Appliances

For the nine months ended June 30, 2000, cost of installation, service and appliances increased $62.2 million, or 233.5%, to $88.9 million, as compared to $26.7 million for the nine months ended June 30, 1999. This increase was primarily due to $61.6 million of additional costs relating to the heating oil segment's cost of installation and service.


Delivery and Branch Expenses

For the nine months ended June 30, 2000, delivery and branch expenses increased $66.5 million, or 122.2%, to $121.0 million, as compared to $54.4 million for the nine months ended June 30, 1999. This increase was due to $63.7 million of additional heating oil operating costs and $2.8 million of additional operating costs for the propane segment. The increase for the propane segment was due to additional cost of acquired propane companies and expenses related to the propane segment's tank set program, which has increased same store residential volume by approximately 3%.

Depreciation and Amortization

For the nine months ended June 30, 2000, depreciation and amortization expenses increased $11.0 million, or 75.6%, to $25.4 million, as compared to $14.5 million for the nine months ended June 30, 1999. This increase was primarily due to $10.9 million of heating oil segment depreciation and amortization.


General and Administrative Expenses

For the nine months ended June 30, 2000, general and administrative expenses increased $7.1 million, or 98.6%, to $14.3 million, as compared to $7.2 million for the nine months ended June 30, 1999. This increase was primarily due to the inclusion of an additional $5.5 million of general and administrative expenses for the heating oil segment and $0.7 million of TG&E general and administrative expenses. The $0.9 million increase in general and administrative expenses at the propane segment was largely due to an increase in incentive compensation, inflation and acquisition related expenditures.


Interest Expense, net

For the nine months ended June 30, 2000, net interest expense increased $10.2 million, or 104.7%, to $20.0 million, as compared to $9.8 million for the nine months ended June 30, 1999. This change was primarily due to $9.5 million of additional interest expense at the heating oil segment, $0.2 million of net interest expense for TG&E and additional interest expense for the financing of the propane acquisitions.


Income Tax Expense (Benefit)

For the nine months ended June 30, 2000, income tax expense increased $5.7 million to $0.4 million, as compared to an income tax benefit of $5.3 million for the nine months ended June 30, 1999. This change was due to the heating oil segment's corporate net operating loss carryforwards, which generated $5.4 million in deferred tax benefits offsetting in part a deferred tax liability existing at June 30, 1999.

Net Income

For the nine months ended June 30, 2000, net income increased $43.7 million, to $39.1 million, as compared to a net loss of $4.6 million for the nine months ended June 30, 1999. Additional net income provided by the heating oil segment was $42.5 million while TG&E incurred a $0.7 million loss for the period. The $2.3 million increase in net income for the propane segment was due to the segment's acquisition program, internal growth and a per gallon improvement in gross profit margins, partially reduced by the impact of warmer temperature on the propane segment's results.


Earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of equipment (EBITDA)

Earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of equipment (EBITDA) increased $71.9 million, or 490.9%, to 86.5 million for the nine months ended June 30, 2000, as compared to $14.6 million for the prior year's comparable period. This increase was due to $68.8 million of additional EBITDA generated by the heating oil segment, a $2.8 million increase in the propane segment EBITDA and $0.3 million of EBITDA for TG&E. The increase in the propane segment was due to additional EBITDA provided by propane acquisitions, propane internal growth and higher per gallon propane gross profit margins reduced by the impact of warmer temperatures on the propane segment's results. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies.

Liquidity and Capital Resources

During February 2000, the partnership sold 1.7 million common units (including
0.2 million of overallotment units exercised), the net proceeds of which, net of underwriter's discounts, commissions, and offering expenses was $22.6 million. These funds combined with net cash provided by operating activities of $14.6 million, $28.0 million of long-term debt ($27.5 million of privately placed debt and $0.5 million in an acquisition note), $19.0 million in net credit and acquisition facility borrowings, $0.3 million in proceeds from the sale of fixed assets, and $0.9 million in cash acquired in an acquisition amounted to $85.4 million. Such funds were used for capital expenditures of $4.6 million, acquisitions of $49.2 million, distributions of $25.7 million, debt repayment of $1.2 million, and other financing activities of $1.5 million. As a result of the above activity, cash increased by $3.2 million to $7.6 million.

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

During July 2000, the holders of $11.2 million of the heating oil segment's 9.0% Senior Notes exercised their option to extend the first sinking fund payment of such notes by one year to October 1, 2001. In accordance with the terms of this election, the interest rate on this portion of the Senior Notes has been increased to 10.9%. These notes are included as part of current maturities of long-term debt on the June 30, 2000 balance sheet.

For the remainder of fiscal 2000, the Partnership anticipates paying interest of $6.8 million and anticipates growth and maintenance capital additions of approximately $2.1 million. The Partnership has no material commitments for capital expenditures. In addition, the Partnership plans to pay distributions on its units in accordance with the partnership agreement. The Partnership also plans to pursue strategic acquisitions as part of its business strategy and to prudently fund such acquisitions through a combination of internally generated cash, debt and equity. Based on its current cash position, bank credit availability and net cash from operating activities, the Partnership expects to be able to meet all of its obligations for fiscal 2000.

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

Including TG&E, at June 30, 2000, the Partnership had outstanding borrowings of approximately $38.1 million under its Bank Credit Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $0.4 million annually.

The Partnership also selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and commodity market price of home heating oil for its heating oil segment. The Partnership does not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Partnership would pay for the home heating oil being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at June 30, 2000, the potential unrealized gain on the Partnership's hedging activity would be increased by $4.4 million to an unrealized gain of $10.9 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the unrealized gain by $4.4 million to an unrealized gain of $2.1 million.



                           PART II OTHER INFORMATION
                           -------------------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits Included Within:
     -------------------------

     (27)   Financial Data Schedule

     10.20 Eighth amendment dated June 30, 2000 to the Credit Agreement dated December 13, 1995, between Star Gas Propane, L.P. and Fleet National Bank formerly known as BankBoston, N.A., and Bank of America, N.A. formerly known as NationsBank, N.A.

     10.21  June 2000 Star Gas Employee Unit Incentive Plan.


(b)  Reports on Form 8-K:
     --------------------

     None

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:



Star Gas Partners, L.P.
By:  Star Gas LLC (General Partner)



Signature                        Title                           Date
---------                        -----                           ----


/s/  George Leibowitz            Chief Financial Officer        August 10, 2000
     ----------------
     George Leibowitz            Star Gas LLC
                                 (Principal Financial Officer)

/s/  James J. Bottiglieri        Vice President                 August 10, 2000
     ---------------------
     James J. Bottiglieri        Star Gas LLC