Form 10-K405
period 2000-09-30
STAR GAS PARTNERS LP
filed 2000-12-21
CIK 1002590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

                                  (Mark One)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 2000
                                           ------------------

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

             For the transition period from _________ to _________

                       Commission File Number: 33-98490
                                               --------

                            STAR GAS PARTNERS, L.P.
                            -----------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                                                     06-1437793
---------------------------------------------------------------                              ---------------------------------------
(State or other jurisdiction of incorporation or organization)                               (I.R.S. Employer Identification No.)


2187 Atlantic Street, Stamford, Connecticut                            06902
------------------------------------------------------------------------------------------------------------------------------------
(Address of principal executive office)                                (Zip Code)

(203) 328-7300
------------------------------------------------------------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
-------------------------------        -----------------------------------------
      Common Units                              New York Stock Exchange
      Senior Subordinated Units                 New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of Star Gas Partners, L.P. Common Units held by non-affiliates of Star Gas Partners, L.P. on December 11, 2000 was approximately $276,800,000. As of December 11, 2000 the number of Star Gas Partners, L.P. shares outstanding for each class of common stock was:

      17,539,967      Common Units
       2,589,797      Senior Subordinated Units
         345,364      Junior Subordinated Units
         325,729      General Partner Units

Documents Incorporated by Reference:  None

                            STAR GAS PARTNERS, L.P.

                         2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                    PART I

                                                                            Page
Item 1.   Business                                                            3
Item 2.   Properties                                                         13
Item 3.   Legal Proceedings - Litigation                                     13
Item 4.   Submission of Matters to a Vote of Security Holders                13

                                    PART II

Item 5.   Market for the Registrant's Units and Related Matters              14
Item 6.   Selected Historical Financial and Operating Data                   15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          17
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk         23
Item 8.   Financial Statements and Supplementary Data                        23
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               23

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                 24
Item 11.  Executive Compensation                                             28
Item 12.  Security Ownership of Certain Beneficial Owners and Management     30
Item 13.  Certain Relationships and Related Transactions                     30

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   31

                                    PART I
                               ITEM 1. BUSINESS


Structure

Star Gas Partners, L.P. ("Star Gas Partners" or the "Partnership") is a diversified home energy distributor and services provider, specializing in home heating oil, propane, natural gas and electricity. Star Gas Partners is a Master Limited Partnership which at September 30, 2000 had 16.0 million common limited partner units (NYSE: "SGU" representing a 83.1% limited partner interest in Star Gas Partners) and 2.6 million senior subordinated units (trading symbol "SGH" representing a 13.4% limited partner interest in Star Gas Partners) outstanding. Additional Partnership interests in Star Gas Partners are represented by 0.3 million junior subordinated units (representing a 1.8% limited partner interest in Star Gas Partners) and 0.3 million general partner units (representing a 1.7% general partner interest in Star Gas Partners).

Operationally the Partnership is organized as follows:

 .    Star Gas Propane, L.P., ("Star Gas Propane" or the "propane segment") is a wholly owned subsidiary of Star Gas Partners. Star Gas Propane markets and distributes propane gas and related products to approximately 200,000 customers in the Midwest and Northeast.

 .    Petro Holdings, Inc. ("Petro" or the "heating oil segment"), is the nation's largest distributor of home heating oil and serves approximately 350,000 customers in the Northeast and Mid-Atlantic. Petro is an indirect wholly owned subsidiary of Star Gas Propane.

 .    Total Gas and Electric ("TG&E" or the "natural gas and electric reseller segment") is an energy reseller that markets natural gas and electricity to residential homeowners in deregulated energy markets in the Northeast and Mid-Atlantic states of New York, New Jersey, Pennsylvania, Florida and Maryland and serves approximately 110,000 residential customers. TG&E is currently a 72.7% owned subsidiary of the Partnership.

 .    Star Gas Partners ("Partners" or the "Public Master Limited Partnership")
     includes the office of the Chief Executive Officer and in addition has the responsibility for maintaining investor relations and investor reporting for the Partnership.

Business

The seasonal nature of the Partnership's business results in the sale of approximately 30% of its volume in the first fiscal quarter (October through December) and 45% of its volume in the second fiscal quarter (January through March) of each year, the peak heating season, because propane, heating oil and natural gas are primarily used for space heating in residential and commercial buildings. The Partnership generally realizes net income in both of these quarters and net losses during the quarters ending June and September. In addition, sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices and other factors.

Propane Operations
------------------

The propane segment is primarily engaged in the retail distribution of propane and related supplies and equipment to residential, commercial, industrial, agricultural and motor fuel customers. Propane customers are served from 91 branch locations and 56 satellite storage facilities in the Midwest and Northeast In addition to its retail propane business, the propane segment also serves wholesale customers from its underground cavern and storage facilities in Seymour, Indiana. Based on sales dollars, approximately 90% of propane sales were to retail customers and approximately 10% were to wholesale customers. Retail sales have historically had a greater profit margin, more stable customer base and less price sensitivity as compared to the wholesale business.

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

Propane is extracted from natural gas or oil wellhead gas at processing plants or separated from crude oil during the refining process. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration for ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, propane is usable as a flammable gas. Propane is colorless and odorless; an odorant is added to allow its detection. Propane is clean-burning, producing negligible amounts of pollutants when consumed. According to the American Petroleum Institute, the domestic retail market for propane is approximately 9.4 billion gallons annually. Based upon information contained in the Energy Information Administration's Annual Energy Review-1997, propane accounts for approximately 3.5% of household energy consumption in the United States.

Home Heating Oil Operations
---------------------------

Home heating oil customers are served from 24 branch locations in the Northeast and Mid-Atlantic regions, from which the heating oil segment installs and repairs heating equipment 24 hours a day, seven days a week, 52 weeks a year, generally within four hours of requests. These services are an integral part of its basic home heating oil service, and are designed to maximize customer satisfaction and loyalty. For fiscal 2000, the heating oil segment's sales were comprised of approximately 78% from sales of home heating oil; 16% from the installation and repair of heating equipment; and 6% from the sale of other petroleum products, including diesel fuel and gasoline, to commercial customers.

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

Natural Gas and Electricity Operations
--------------------------------------

The Partnership is an independent reseller of natural gas and electricity to residential homeowners and small commercial establishments in deregulated markets, through its 72.7% controlling interest in TG&E. In the markets in which TG&E operates, natural gas and electricity are available from wholesale natural gas producers and electricity generating companies. Substantially all of TG&E's natural gas was purchased from a major Texas wholesaler in fiscal 2000, with the balance from several other wholesalers. Natural gas is transported to the local utility company for TG&E, through purchased or assigned capacity on pipelines. All of TG&E's electricity in fiscal 2000 was purchased from a major New York State wholesaler which delivers the electricity to the local utility company. The local utility company then delivers the natural gas and electricity to TG&E customers using their existing distribution system. The local utility and TG&E coordinate delivery and billing, and also compete to sell natural gas and electricity to the ultimate consumer. Generally, TG&E pays the local utility a service charge to provide for certain customer related costs like meter reading and billing. Customers also pay a separate delivery charge to the local utility for bringing the natural gas or electricity from the customer's chosen supplier. In all but one market in which TG&E operates, both TG&E and local utility charges are itemized on one customer energy bill generated by the utility. For the remaining markets, TG&E directly bills the customer for the natural gas or electricity supplied.

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

Historically, the local electric company provided its customers with all three aspects of electric service: generation, transmission and distribution. However, under deregulation, state Public Utility Commissions throughout the country are licensing Energy Supply Companies ("ESCs") to be approved as alternative suppliers of energy to end-users. ESCs will provide the "generation" function, supplying electricity to specific delivery points. ESCs are essentially the "manufacturers" of the electricity. ESCs also act as natural gas distributors, as they bring natural gas to the local utility for redistribution on the utility system to the ultimate end-user, the customer. The local utility companies will continue to provide the "transmission" and "distribution" function, acting as the distributor of the electricity and natural gas. Restructuring (commonly called deregulation) means that consumers now have the option to select a new provider for the commodity portion of their bill - a new supplier of electricity or natural gas. ESCs are often able to supply electricity or natural gas to end users at discounts when compared to what is paid to the current local utility.

Business Strategy

The Partnership's primary objective is to increase cash flow on a per unit basis. The Partnership intends to pursue this objective principally through (i) the pursuit of strategic acquisitions which capitalize on the Partnership's acquisition expertise and the highly fragmented propane and home heating oil distribution industries, (ii) the realization of operating efficiencies in existing and acquired operations, (iii) a focus on customer growth and retention, (iv) the continued enhancement in public awareness of the Partnership's quality brands and (v) the sale of rationally related products.

In the Partnership's New York and Mid-Atlantic regions, the home heating oil segment operates almost exclusively under the name of "Petro," rather than the acquired brand names previously in use. The Partnership has been building the "Petro" brand name by focusing on delivering premium service to its customers.

As the largest retail distributor of home heating oil and a leading retail distributor of propane in the United States, the Partnership is able to realize economies of scale in operating, marketing, information technology and other areas by spreading costs over a larger customer base. Additionally, the heating oil segment is using communication and computer technology that is generally not used by its competitors, which has allowed it to realize operating efficiencies.

Propane

Operations
----------

The propane segment's retail propane operations are located primarily in the Northeast and Midwest regions of the United States:

NORTHEAST                                MIDWEST
---------                                -------
Connecticut          New York            Indiana                    Kentucky                   Ohio
Stamford             Addison             Batesville                 Dry Ridge                  Bowling Green
Hartford             Poughkeepsie        Bedford                    Glencoe                    Cincinnati
                     Washingtonville     Bluffton                   Prospect                   Columbiana
                                         College Corner             Shelbyville                Columbus
Maine                                    Columbia City                                         Defiance
Fairfield            Pennsylvania        Decatur                                               Deshler
Fryeburg             Hazleton            Ferdinand                  Michigan                   Dover
Randolph             Wellsboro           Greencastle                Big Rapids                 Ft. Recovery
Skowhegan            Wind Gap            Jeffersonville             Charlotte                  Hebron
Wells                                    Lawrence                   Chassell                   Ironton
Windham              Rhode Island        Linton                     Coleman                    Jamestown
                     Davisville          Madison                    Hillsdale                  Johnstown
                                         New Salisbury              Kalamazoo                  Kenton
Massachusetts                            N. Manchester              Marquete                   Lancaster
Belchertown                              N. Webster                 Munising                   Lewisburg
Rochdale                                 Orland                     Owosso                     Lynchburg
Westfield                                Portland                   Somerset Center            Macon
Swansea                                  Remington                  Vassar                     Marysville
                                         Richmond                                              Maumee
                                         Rushville                                             McClure
New Hampshire                            Seymour                    West Virginia              Milford
(from Fryeburg, ME)                      Shirley                    (from Ironton, OH)         Mt. Orab
                                         Sulphur Springs                                       Mt. Vernon
                                         Versailles                                            North Star
New Jersey                               Warren                                                Ripley
Maple Shade                              Waterloo                                              Sabina
Tuckahoe                                 Winamac                                               Waverly
                                                                                               West Union

The Partnership's propane segment serves approximately 200,000 customers in the Northeast and Midwestern states. In addition to selling propane, the propane segment also sells, installs and services equipment related to its propane distribution business, including heating and cooking appliances. At several Midwest locations bottled water is sold and water conditioning equipment is either sold or leased. Typical branch locations consist of an office, an appliance showroom and a warehouse and service facility, with one or more 12,000 to 30,000 gallon bulk storage tanks. Satellite facilities typically contain only storage tanks. The distribution of propane at the retail level for the most part involves large numbers of small deliveries averaging 100 to 150 gallons to each customer. Retail deliveries of propane are usually made to customers by means of the propane segment's fleet of bobtail and rack trucks.

Currently the propane segment has 527 bobtail and rack trucks. Propane is pumped from a bobtail truck, which generally holds 2,000 to 3,000 gallons, into a stationary storage tank at the customer's premises. The capacity of these tanks ranges from approximately 24 gallons to approximately 1,000 gallons. The propane segment also delivers propane to retail customers in portable cylinders, which typically are picked up and replenished at distribution locations, then returned to the retail customer. To a limited extent, the propane segment also delivers propane to certain end-users of propane in larger trucks known as transports. These trucks have an average capacity of approximately 9,000 gallons. End-users receiving transport deliveries include industrial customers, large-scale heating accounts, such as local gas utilities that use propane as a supplemental fuel to meet peak demand requirements, and large agricultural accounts that use propane for crop drying and space heating.

Customers
---------

During fiscal 2000, the propane segment grew its residential customer base by approximately 0.5% through internal marketing efforts. In addition, the propane segment completed five acquisitions with approximately 28,700 customers with annual volumes of 20.6 million gallons. Approximately 64% of the propane segment's retail sales are made to residential customers and 36% of retail sales are made to commercial and agricultural customers. Sales to residential customers in fiscal year 2000 accounted for approximately 73% of propane gross profit on propane sales, reflecting the higher-margin nature of this segment of the market. In excess of 95% of the retail propane customers lease their tanks from the propane segment. In most states, due to fire safety regulations, a leased tank may only be refilled by the propane distributor that owns that tank. The inconvenience associated with switching tanks greatly reduces a propane customer's tendency to change distributors. Over half of the propane segment's residential customers receive their propane supply under an automatic delivery system. The amount delivered is based on weather conditions and historical consumption patterns. Thus, the automatic delivery system eliminates the customer's need to make an affirmative purchase decision. In addition, the propane segment provides emergency service 24 hours a day, seven days a week, 52 weeks a year.

Competition
-----------

The propane industry is highly competitive; however, long-standing customer relationships are typical of the retail propane industry. The ability to compete effectively within the propane industry depends on the reliability of service, responsiveness to customers and the ability to maintain competitive prices. The propane segment believes that its superior service capabilities and customer responsiveness differentiates it from many of its competitors. Branch operations offer emergency service 24 hours a day, seven days a week, 52 weeks a year. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, smaller local independent marketers and farm cooperatives. Based on industry publications, the Partnership believes that the ten largest multi-state marketers, including its propane segment, account for approximately 35% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of the propane segment's branches compete with five or more marketers or distributors. The principal factors influencing competition among propane marketers are price and service. Each retail distribution outlet operates in its own competitive environment. While retail marketers locate in close proximity to customers to lower the cost of providing service, the typical retail distribution outlet has an effective marketing radius of approximately 35 miles.

In addition, propane competes primarily with electricity, natural gas and fuel oil as an energy source on the basis of price, availability and portability. In certain parts of the country, propane is generally less expensive to use than electricity for space heating, water heating, clothes drying and cooking. Propane is generally more expensive than natural gas, but serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital costs required to expand distribution and pipeline systems. Although the extension of natural gas pipelines tends to displace propane distribution in the areas affected, the Partnership believes that new opportunities for propane sales arise as more geographically remote areas are developed. Although propane is similar to fuel oil in space heating and water heating applications, as well as in market demand and price, propane and fuel oil have generally developed their own distinct geographic markets. Because furnaces that burn propane will not operate on fuel oil, a conversion from one fuel to the other requires the installation of new equipment.

Home Heating Oil

Operations
----------

The Partnership's heating oil segment serves approximately 350,000 customers in the Northeast and Mid-Atlantic states. In addition to selling home heating oil, the heating oil segment installs and repairs heating equipment. To a limited extent, it also markets other petroleum products. During the twelve months ended September 30, 2000, the total sales in the heating oil segment were comprised of approximately, 78% from sales of home heating oil; 16% from the installation and repair of heating equipment; and 6% from the sale of other petroleum products. The heating oil segment provides home heating equipment repair service 24 hours a day, seven days a week, 52 weeks a year, generally within four hours of a request. It also regularly provides various service incentives to obtain and retain customers. The heating oil segment is consolidating its operations under one brand name, which it is building by employing an upgraded, professionally trained and managed sales force, together with a professionally developed marketing campaign, including radio and print advertising media. The heating oil segment has a nationwide toll free telephone number, 1-800-OIL-HEAT, which it believes helps build customer awareness and brand identity.

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

Customers
---------

The heating oil segment currently serves approximately 350,000 customers in the following 26 markets:

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

During the twelve months ended September 30, 2000, approximately 87% of the heating oil segment's heating oil sales were made to homeowners, with the remainder to industrial, commercial and institutional customers. In fiscal 2000, the heating oil segment experienced net account growth of approximately 1.3%, representing gains of approximately 13.8% and gross losses of 12.5%. Attrition for the heating oil segment for fiscal 1999 was 2.3%. Attrition of existing customers had averaged approximately 5% per year over the five years through 1998. Gross customer losses are the result of various factors, including customer relocation, price, natural gas conversions and credit problems. Customer gains are a result of marketing and service programs and other incentives. While the heating oil segment often loses customers when they move from their homes, it is able to retain a majority of these homes by obtaining the new home purchaser as a customer. Approximately 90% of the heating oil customers receive their home heating oil under an automatic delivery system without the customer having to make an affirmative purchase decision. These deliveries are scheduled by computer, based upon each customer's historical consumption patterns and prevailing weather conditions. The heating oil segment delivers home heating oil approximately six times during the year to the average customer. The segment's practice is to bill customers promptly after delivery. In addition, approximately 36% of its customers are on a budget payment plan, whereby their estimated annual oil purchases and service contract are paid for in a series of equal monthly payments over a twelve month period.

Approximately 45% of the heating oil segment's total sales are made to individual customers under an agreement pre-establishing the maximum sales price (or "capped price") of oil over a twelve month period. The maximum price at which oil is sold to these individual customers is renegotiated each year in light of current market conditions. The heating oil segment currently enters into forward purchase contracts, futures contracts, and option contracts to hedge a substantial portion of the oil it sells to these capped-price customers. This practice permits the heating oil segment to purchase oil at a fixed price in advance of its obligations to supply that oil, while hedging to some extent its exposure to cost fluctuations. Should events occur after a capped-sales price is established that increases the cost of oil above the amount anticipated, margins for the capped-price customers whose oil was not purchased in advance would be lower than expected, while those customers whose oil was purchased in advance would be unaffected. Conversely, should events occur during this period that decrease the cost of oil below the amount anticipated, margins for the capped-price customers whose oil was purchased in advance could be lower than expected, while margins for those customers whose oil was not purchased in advance would be unaffected or higher than expected.

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

Natural Gas and Electricity

Operations
----------

The Partnership's natural gas and electricity segment serves approximately 110,000 customers in five states and the District of Columbia. In addition to selling natural gas and electricity, this segment has also begun to market equipment service contracts in selected markets. Since its acquisition by the Partnership on April 7, 2000 through September 30, 2000, the total sales in the natural gas and electricity segment were comprised of 68% from sales of approximately 9.7 million therms of natural gas and 32% from sales of approximately 111.4 million kilowatts of electricity.

Customers
---------

The natural gas and electricity segment currently serves 110,000 customers in the following markets:

       New York                              New Jersey                       Maryland
       --------                              ----------                       --------
       Buffalo                               Central New Jersey               Baltimore
       Orange County                         Southern New Jersey
       Rockland County                                                        Washington, D.C.
                                                                              ----------------
       Westchester County                    Florida
       New York City                         -------

                                             Southern Florida                 Pennsylvania
                                                                              ------------

                                                                              Philadelphia

For fiscal 2000, approximately 98% of the natural gas and electricity segment's sales were made to homeowners, with the remainder to industrial and commercial customers. Since its acquisition by the Partnership, this segment has added a net 30,000 customers. New accounts are obtained through the utilization of a third party marketing firm on a commission basis. Approximately 60% of its customers are on a budget payment plan, whereby their estimated purchases are paid for in a series of equal monthly payments over a twelve month period.

Competition
-----------

The natural gas and electricity segment's primary competition is with the local utility company. In many markets, however, the utility prefers that a customer buys from a independent reseller in that the utility tariff structure is commodity neutral. The utility makes its money by transporting the commodity and not from the sale of the commodity. Other competitors fall into two distinct categories; national or local marketing companies. National marketing companies are generally pipeline, producer, or utility subsidiaries. These companies have mainly focused their attention on large commercial and industrial customers. Local companies typically only service one or two utility markets. These companies generally do not have the ability to offer equipment service and maybe capital constrained.

Suppliers and Supply Arrangements
---------------------------------

Propane Segment
---------------

The propane segment obtains propane from over 13 sources, all of which are domestic or Canadian companies, including BP Canada Energy Marketing Corp., Dynegy Inc., Ferrell North America, Gas Supply Resources, Inc., Kinetic Resources, U.S.A., Marathon Oil Company, Markwest Hydrocarbons, ExxonMobil LPG, Sea-3 Inc., Shell Canada Limited, Sun Mid America Marketing & Refining, Tejas Natural Gas Liquids LLC, and Tosco Refining L.P. Supplies from these sources have traditionally been readily available, although there is no assurance that supplies of propane will be readily available in the future.

Substantially all of the propane supply for the propane segment's Northeast retail operations is purchased under annual or longer term supply contracts that generally provide for pricing in accordance with market prices at the time of delivery. Some of the contracts provide for minimum and maximum amounts of propane to be purchased. During the year ended September 30, 2000, none of the propane segment's Northeast suppliers accounted for more than 10% of its Northeast volume. The propane segment typically supplies its Midwest retail and wholesale operations by a combination of: (1) spot purchases from suppliers at Mont Belvieu, Texas, that are transported by pipeline to the propane segment's 21 million gallon underground storage facility in Seymour, Indiana, and then delivered to the Midwest branches; and (2) purchases from a number of Midwest refineries that are transported by truck to the branches either directly or via the Seymour facility. Most of the refinery purchases are purchased under market based contracts. The Seymour facility is located on the TEPPCO Partners, L.P. pipeline system. The pipeline is connected to the Mont Belvieu, Texas storage facilities and is one of the largest conduits of supply for the U.S. propane industry. The Seymour facility allows the propane segment to buy and store large quantities of propane during periods of low demand that generally occur during the summer months. The Partnership believes that this ability allows it to achieve cost savings to an extent generally not available to competitors in the propane segment's Midwest markets. The Partnership believes that its diversification of suppliers will enable it to purchase all of its supply needs at market prices if supplies are interrupted from any of these sources without a material disruption of its operations.

Heating Oil Segment
-------------------

The heating oil segment obtains fuel oil in either barge, pipeline, or truckload quantities, and has contracts with over 80 terminals for the right to temporarily store heating oil at facilities it does not own. Purchases are made under supply contracts or on the spot market. The home heating oil segment has market price based contracts for substantially all of its petroleum requirements with 12 different suppliers, the majority of which have significant domestic sources for their product, and many of which have been suppliers for over 10 years. The segment's current suppliers are: Amerada Hess Corporation; Citgo Petroleum Corp.; Coastal New York; Equiva Trading Co., Global Companies, LLC; Transmontaigne Product Services Inc.; Mieco, Inc.; Mobil Oil Corporation; Northville Industries, Sprague Energy; Sun Oil Company; and Tosco Refining Co. Supply contracts typically have terms of 12 months. All of the supply contracts provide for maximum and in some cases minimum quantities. In most cases the supply contracts do not establish in advance the price of fuel oil. This price, like the price to most of its home heating oil customers, is based upon market prices at the time of delivery. The Partnership believes that its policy of contracting for substantially all of its supply needs with diverse and reliable sources will enable it to obtain sufficient product should unforeseen shortages develop in worldwide supplies. The Partnership also believes that relations with its current suppliers are satisfactory.

Natural Gas and Electricity Operations
--------------------------------------

The TG&E segment purchases natural gas at either the well-head, the pipeline pooling point or delivered to the city gate. Purchases are at market based pricing with 11 different suppliers. The segment's current suppliers are:
Amerada Hess Corporation, Con Edison Solutions, Inc., Crown Energy Services, Inc., Duke Energy Trading & Marketing, Inc., Equitable Energy, LLC., Niagara Mohawk Energy Marketing, Inc., Perry Gas Companies, Inc., Sempra Fuel, Scana Energy Marketing, Inc., Southern Companies, Inc., and Sprague Energy Corp. All of the segment's electricity requirements are purchased at market from Niagara Mohawk Energy Marketing, Inc.

Employees

As of September 30, 2000, the propane segment had 723 full-time employees, of whom 49 were employed by the corporate office and 674 were located in branch offices. Of these 674 branch employees, 232 were managerial and administrative; 304 were engaged in transportation and storage and 138 were engaged in field servicing. Approximately 67 of the segment's employees are represented by six different local chapters of labor unions. Management believes that its relations with both its union and non-union employees are satisfactory.

As of September 30, 2000, the home heating oil segment had 1,873 employees, of whom 523 were office, clerical and customer service personnel; 705 were heating equipment repairmen; 263 were oil truck drivers and mechanics; 197 were management and staff and 185 were employed in sales. In addition, approximately 330 seasonal employees are rehired annually to support the requirements of the heating season. The heating oil segment has approximately 750 employees which are represented by 16 different local chapters of labor unions. Management believes that its relations with both its union and non-union employees are satisfactory.

As of September 30, 2000, the TG&E segment had 53 employees, of whom 46 were office, clerical and customer service personnel; 5 were management and staff and 2 were employed in sales.

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

Total Gas & Electric is an authorized supplier of electric and/or gas in the states of Pennsylvania, New York, New Jersey, Maryland, Connecticut and Florida which allow consumers to choose their electric and/or gas supplier. TG&E is either licensed and/or registered to serve as an alternative competitive supplier in each state. The incumbent utility continues to serve as the transmission and distribution company which delivers the commodity, and in many instances continues to send customers the monthly bill for the energy delivered. However, TG&E offers an alternative for the commodity portion of the consumers bill. As an alternative supplier, TG&E is subject to oversight by state public utility commissions, including licensing or registration requirements, information regarding rates and conditions of service, and in some instances annual filing requirements regarding numbers of customers, numbers of complaints, energy portfolio components, and other information relative to the company's conduct of operations.

                              ITEM 2. PROPERTIES

Propane Segment
---------------

As of September 30, 2000, the propane segment owned 74 of its 91 branch locations and 45 of its 56 satellite storage facilities and leased the balance. In addition, it owns the Seymour facility, in which it stores propane for itself and third parties. The propane segment's corporate headquarters are located in Stamford, Connecticut and is leased.

The transportation of propane requires specialized equipment. The trucks used for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2000, Star Gas Propane had a fleet of 13 tractors, 30 transport trailers, 527 bobtail and rack trucks and 389 other service and pick-up trucks, the majority of which are owned.

As of September 30, 2000, the propane segment owned approximately 297 bulk storage tanks with typical capacities of 12,000 to 30,000 gallons; 251,000 stationary customer storage tanks with typical capacities of 24 to 1,000 gallons; and 35,000 portable propane cylinders with typical capacities of 5 to 24 gallons. The Partnership's obligations under its borrowings are secured by liens and mortgages on all of its real and personal property.

Heating Oil Segment
-------------------

The heating oil segment provides services to its customers from 24 branches/depots and 9 satellites, 9 of which are owned and 24 of which are leased, in 26 marketing areas in the Northeast and Mid-Atlantic Regions of the United States. The heating oil's corporate headquarters is located in Stamford, Connecticut and is leased. As of September 30, 2000, the heating oil segment had a fleet of 727 truck and transport vehicles and 889 services vans. The Partnership's obligations under its borrowings are secured by liens and mortgages on all of its real and personal property.

TG&E Segment
------------

The natural gas and electric reseller segment provides services to its customers from its Fort Lauderdale, Florida corporate headquarters which is leased. This segment does not have a significant number of vehicles.

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

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Partnership during the fourth quarter ended September 30, 2000.

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

The Partnership's senior subordinated units began trading on the NYSE on March 29, 1999 under the symbol "SGH." The Senior Subordinated Units became eligible to receive distributions in February 2000, and the first distribution was made in August 2000. The following tables set forth the high and low closing price ranges for the common units, the senior subordinated units and the cash distribution declared per common unit and senior subordinated unit for the fiscal years indicated.

                                            SGU - Common Unit Price Range                          Distributions
                                            -----------------------------
                                        High                              Low                    Declared Per Unit
                                --------------------             --------------------            -----------------
Three Months Ending             1999            2000             1999            2000            1999            2000
                                ----            ----             ----            ----            ----            ----
December 31,                  $21.75          $16.88           $14.50          $12.88          $0.550          $0.575
March 31,                     $19.88          $15.88           $13.75          $13.25          $0.550          $0.575
June 30,                      $17.25          $16.00           $13.94          $13.00          $0.575          $0.575
September 30,                 $17.94          $17.94           $16.00          $15.19          $0.575          $0.575

                                     SGH - Senior Subordinated Unit Price Range                     Distributions
                                     ------------------------------------------
                                         High                             Low                     Declared Per Unit
                                 --------------------             --------------------            -----------------
Three Months Ending              1999            2000             1999            2000           1999            2000
                                 ----            ----             ----            ----           ----            ----
December 31,                        -           $9.00                -           $4.88              -               -
March 31,                      $8.125           $6.12           $7.000           $4.38              -               -
June 30,                       $8.875           $6.75           $6.125           $4.50              -               -
September 30,                  $9.625           $9.19           $8.500           $6.06              -          $0.250


As of September 30, 2000, there were approximately 618 holders of record of the Partnership's common units, and approximately 106 holders of record of the Partnership's senior subordinated units.

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

(in thousands, except per unit data)                                         Partnership/Predecessor Company
                                                                             -------------------------------
                                                                              Fiscal Year Ended September 30,
                                                      ---------------------------------------------------------------------------
Statement of Operations Data:                           1996/(a)/            1997           1998           1999/(e)/      2000
                                                        ----                 ----           ----           -------        ----
Sales                                                 $   119,634        $   135,159    $   111,685    $   224,020    $   744,664
Costs and expenses:
     Cost of sales                                         58,557             72,211         49,498        131,649        501,589
     Delivery and branch expenses                          34,750             36,427         37,216         86,489        156,862
     General and administrative expenses                    6,457              6,818          6,065         11,634         20,005
     TG&E customer acquisition expense                          -                  -              -              -          2,082
     Unit compensation expense                                  -                  -              -              -            649
     Net gain (loss) on sales of assets                      (260)              (295)          (271)           (83)           143
     Depreciation and amortization                          9,680             10,242         11,462         22,713         34,708
                                                      -----------        -----------    -----------    -----------    -----------
Operating income (loss)                                     9,930              9,166          7,173        (28,548)        28,912
     Interest expense, net                                  7,124              6,966          7,927         15,435         26,784
     Amortization of debt issuance costs                      128                163            176            347            534
                                                      -----------        -----------    -----------    -----------    -----------
Income (loss) before income taxes                           2,678              2,037           (930)       (44,330)         1,594
     Minority interest in net loss of TG&E                      -                  -              -              -            251
     Income tax expense (benefit)                              85                 25             25        (14,780)           492
                                                      -----------        -----------    -----------    -----------    -----------
     Net income (loss)                                $     2,593        $     2,012    $      (955)   $   (29,550)   $     1,353
                                                      ===========        ===========    ============   ============   ===========
General Partner's interest in net income (loss)                                   40            (19)          (587)            24
                                                                         -----------    -----------    -----------    -----------
Limited Partner's interest in net income (loss)                          $     1,972    $      (936)   $   (28,963)   $     1,329
                                                                         ===========    ===========    ===========    ===========
     Net income (loss) per unit /(b)/                 $      0.11/(d)/   $      0.37    $     (0.16)   $     (2.53)   $      0.07
     Cash distribution declared per common unit       $      1.17/(d)/   $      2.20    $      2.20    $      2.25    $      2.30
     Cash distribution declared per senior sub. unit            -                  -              -              -    $      0.25
Weighted average number of limited partner units            5,271              5,271          6,035         11,447         18,288

Balance Sheet Data (end of period):
     Current assets                                   $    17,842        $    14,165    $    17,947    $    86,868    $   126,990
     Total assets                                         156,913            147,469        179,607        539,344        618,976
     Long-term debt                                        85,000             85,000        104,308        276,638        310,414
     Partners' Capital                                     61,398             51,578         57,347        150,176        139,178

Summary Cash Flow Data:
     Net Cash provided by operating activities        $     9,982        $    18,964    $     9,264    $    10,795    $    20,364
     Net Cash used in investing activities                 (6,954)            (4,905)       (13,276)        (2,977)       (65,172)
     Net Cash provided by (used in) financing              (2,649)           (14,276)         4,238         (4,441)        51,226
     activities

Other Data:
     Earnings before interest, taxes, depreciation
      and amortization, TG&E customer acquisition
      expense and unit compensation expense, less
      net gain (loss) on sales of equipment
      (EBITDA) /(c)/                                  $    19,870        $    19,703    $    18,906    $    (5,752)   $    66,210
     Retail propane gallons sold                           96,294             94,893         98,870         99,457        107,557
     Heating oil gallons sold                                   -                  -              -         74,039        345,684

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

(c) EBITDA is defined as operating income (loss) plus depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of assets. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies.

(d) Represents net income per unit and cash distributions paid per unit for the period December 20, 1995 through September 30, 1996.

(e) The results of operations for the year ended September 30, 1999 include Petro's results of operations from March 26, 1999. Since Petro was acquired after the heating season, the results for the year ended September 30, 1999 include expected third and fourth fiscal quarters losses but do not include the profits from the heating season. Accordingly, results of operations for the year ended September 30, 1999 presented are not indicative of the results to be expected for a full year.

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which represent the Partnership's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on the Partnership's financial performance, the price and supply of home heating oil, propane, natural gas and electricity and the ability of the Partnership to obtain new accounts and retain existing accounts. All statements other than statements of historical facts included in this Report including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere herein, are forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Partnership's expectations ("Cautionary Statements") are disclosed in this Report, including without limitation and in conjunction with the forward-looking statements included in this report. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Overview

In analyzing the financial results of the Partnership, the following matters should be considered.

The Petro acquisition was made on March 26, 1999. Accordingly, the results of operations for the year ended September 30, 2000 include Petro's results for the entire year whereas the results for the previous fiscal year only include Petro's results from March 26, 1999 Since Petro was acquired after the heating season, the results for the year ended September 30, 1999 include expected third and fourth fiscal quarters losses but do not include the profits from the heating season. Accordingly, results of operations for the year ended September 30, 1999 presented are not indicative of the results to be expected for a full year.

The Total Gas and Electric acquisition was made on April 7, 2000. Accordingly, the results of operations for the year ended September 30, 2000 include TG&E's results from April 7, 2000.

The primary use of heating oil, propane and natural gas is for space heating in residential and commercial applications. As a result, weather conditions have a significant impact on financial performance and should be considered when analyzing changes in financial performance. In addition, gross margins vary according to customer mix. For example, sales to residential customers generate higher profit margins than sales to other customer groups, such as agricultural customers. Accordingly, a change in customer mix can affect gross margins without necessarily impacting total sales.

FISCAL YEAR ENDED SEPTEMBER 30, 2000
COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1999
------------------------------------------------


Volume

For fiscal 2000, retail volume of propane and heating oil increased 279.7 million gallons, or 161.2%, to 453.2 million gallons, as compared to 173.5 million gallons for fiscal 1999. This increase was due to 271.6 million gallons of additional volume provided by the heating oil segment and a 8.1 million gallon increase in the propane segment. While retail propane volume was favorably impacted by acquisitions and internal growth, a 2.5 million gallon reduction in agriculture sales and slightly warmer temperatures negatively impacted volumes. The abnormal weather conditions during the first fiscal quarter resulted in a very dry fall harvest, which significantly reduced propane demand for crop drying. In the Partnership's propane operating areas, temperatures for fiscal 2000 were 0.6% warmer than in the prior year's comparable period and 11.4% warmer than normal.

Sales

For fiscal 2000, sales increased $520.7 million, or 232.2%, to $744.7 million, as compared to $224.0 million for fiscal 1999. This increase was attributable to $454.5 million additional sales provided by the heating oil segment, $23.6 million of TG&E sales and a $42.6 million increase in propane sales. Propane sales increased due to higher selling prices in response to higher propane supply costs and from the increased retail volume. Sales in the propane division also rose by $2.6 million due to an increased focus on the sales of rationally related products.

Cost of Product

For fiscal 2000, cost of product increased $303.0 million, or 374.6%, to $383.8 million, as compared to $80.8 million for fiscal 1999. This increase was due to $247.0 million of additional costs attributable to the heating oil segment, $22.0 million of TG&E cost of product and for higher propane supply cost of $34.0 million. While both propane selling prices and propane supply costs increased on a per gallon basis, the increase in selling prices was more than the increase in supply costs, which resulted in an increase in per gallon margins.

Cost of Installation, Service and Appliances

For fiscal 2000, cost of installation, service and appliances increased $66.9 million, or 131.5%, to $117.8 million, as compared to $50.9 million for fiscal 1999. This increase was primarily due to $66.2 million of additional costs relating to the heating oil segment's cost of installation and service.

Delivery and Branch Expenses

For fiscal 2000, delivery and branch expenses increased $70.4 million, or 81.4%, to $156.9 million, as compared to $86.5 million for fiscal 1999. This increase was due to $67.4 million of additional heating oil operating costs and $3.0 million of additional operating costs for the propane segment. The increase for the propane segment was due to additional cost of acquired propane companies and expenses related to the propane segment's tank set program, which has increased same store residential volume by approximately 2%.

Depreciation and Amortization

For fiscal 2000, depreciation and amortization expenses increased $12.0 million, or 52.8%, to $34.7 million, as compared to $22.7 million for fiscal 1999. This increase was primarily due to $11.8 million of additional heating oil segment depreciation and amortization.

General and Administrative Expenses

For fiscal 2000, general and administrative expenses increased $8.4 million, or 72.4%, to $20.0 million, as compared to $11.6 million for fiscal 1999. This increase was due to the inclusion of an additional $4.3 million of general and administrative expenses for the heating oil segment, $2.0 million of TG&E general and administrative expenses, a $1.1 million increase in general and administrative expenses at the Partnership level and a $1.0 million increase for the propane segment. The increase in expenses at the Partnership level was primarily due to a full year inclusion of expenses for the office of the chief executive officer. The $1.0 million increase in general and administrative expenses at the propane segment was largely due to an increase in acquisition travel related expenditures as well as for normal inflationary increases.

TG&E Customer Acquisition Expense

For fiscal 2000, TG&E customer acquisition expense was $2.1 million. This TG&E segment expense is for the cost of acquiring new accounts through the services of a third party direct marketing company. Since its acquisition, TG&E added approximately 50,000 new customers.

Unit Compensation Expense

For fiscal 2000, unit compensation expense was $0.6 million. This expense was incurred under the Employee Unit Incentive Plans whereby certain employees and directors were granted senior subordinated units as incentive for increased efforts during employment and as an inducement to remain in the service of the Partnership.

Interest Expense, net

For fiscal 2000, net interest expense increased $11.3 million, or 73.5%, to $26.8 million, as compared to $15.4 million for fiscal 1999. This change was primarily due to $9.9 million of additional interest expense at the heating oil segment, $0.6 million of net interest expense for TG&E and additional interest expense for the financing of the propane acquisitions.

Income Tax Expense (Benefit)

For fiscal 2000, income tax expense increased $15.3 million to $0.5 million, as compared to an income tax benefit of $14.8 million for fiscal 1999. The change was primarily due to $12.0 million of deferred tax benefits for the heating oil segment and $2.9 million of deferred tax benefits at the propane segment level for fiscal 1999. These tax benefits resulted from the deferred tax assets generated by operating losses incurred in fiscal 1999 by the heating oil segment and by losses incurred by a certain propane company subsidiary.

Net Income (Loss)

For fiscal 2000, net income increased $31.0 million, to $1.4 million, as compared to a net loss of $29.6 million for fiscal 1999. Additional net income provided by the heating oil segment was $35.4 million, TG&E incurred a $3.3 million net loss for the period, while a $1.2 million larger loss was incurred at the partnership level for the full year inclusion of cost as previously mentioned. The $0.2 million increase in net income for the propane segment was due to the segment's acquisition program, internal growth and a per gallon improvement in gross profit margins, offset by the reduction in deferred income tax benefit.

Earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of equipment (EBITDA)

Earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of equipment (EBITDA) increased $72.0 million, to $66.2 million for fiscal 2000, as compared to a negative EBITDA of $5.8 million for the prior fiscal year. This increase was due to $69.6 million of additional EBITDA generated by the heating oil segment, a $3.9 million increase in the propane segment, a $1.1 million decrease in the EBITDA generated at the partnership level and $0.5 million of negative EBITDA for TG&E. The increase in the propane segment was due to additional EBITDA provided by propane acquisitions, propane internal growth and higher per gallon propane gross profit margins. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies.

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

General and Administrative Expenses

General and administrative expenses increased $5.5 million, or 91.8%, to $11.6 million for fiscal 1999, as compared to $6.1 million for fiscal 1998. This increase was primarily due to the inclusion of $4.9 million of heating oil general and administrative expenses.

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

Net Income (Loss)

The net loss was $29.6 million for fiscal 1999, as compared to a net loss of $1.0 million for fiscal 1998. This change was due to the $29.9 million seasonally related net loss from the heating oil segment, partially offset by additional net income from the propane segment largely as a result of its $2.9 million deferred income tax benefit.

Earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense less net gain (loss) on sales of equipment (EBITDA)

Earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense less net gain (loss) on sales of equipment (EBITDA) decreased $24.7 million to a negative $5.8 million for fiscal 1999, as compared to $18.9 million for fiscal 1998. This decrease was due to the seasonally related EBITDA loss of $24.0 million incurred by the heating oil segment. Since the heating oil division was acquired after the heating season, the results for the year ended September 30, 1999 included expected third and fourth fiscal quarter losses but do not include the profits from the heating season. Accordingly, results of operations for the year ended September 30, 1999 presented are not indicative of the results to be expected for a full year of operations on a combined basis. Propane segment EBITDA increased by $0.8 million as the volume growth provided by acquisitions and internal growth offset the effects of the poor grain drying season and the increases in operating expenses associated with acquisitions and internal marketing. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies.

Liquidity and Capital Resources

During February 2000, the Partnership sold 1.7 million common units (including
0.2 million of overallotment units exercised), the net proceeds of which, net of underwriter's discounts, commissions, and offering expenses was $22.6 million. These funds combined with net cash provided by operating activities of $20.4 million, $28.7 million of long-term debt ($27.5 million of privately placed debt and $1.2 million in acquisition notes), $48.2 million in net credit and acquisition facility borrowings, $1.1 million in proceeds from the sale of fixed assets, and $0.9 million in cash acquired in an acquisition amount to $121.9 million. Such funds were used for capital expenditures of $7.6 million, acquisitions of $59.6 million, distributions of $35.6 million, debt repayment of $9.4 million and other financing activities of $3.3 million. As a result of the above activity, cash increased by $6.4 million to $10.9 million.

During July 2000, the holders of $11.2 million of the heating oil segment's 9.0% Senior Notes exercised their option to extend the first sinking fund payment of such notes by one year to October 1, 2001. In accordance with the terms of this election, the interest rate on this portion of the Senior Notes has been increased to 10.9%.

For fiscal 2001, the Partnership anticipates paying interest of approximately $30.0 million and anticipates growth and maintenance capital additions of approximately $15 million. In addition, the Partnership plans to pay distributions on its units in accordance with the partnership agreement. The Partnership also plans to pursue strategic acquisitions as part of its business strategy and to prudently fund such acquisitions through a combination of debt and equity. Based on its current cash position, bank credit availability and net cash from operating activities, the Partnership expects to be able to meet all of its obligations for fiscal 2001.

Accounting Principles Not Yet Adopted

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Partnership's balance sheet and measurement of those instruments at fair value and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as Cash Flow Hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. For derivatives recognized as Fair Value Hedges, changes in fair value are recognized in the income statement and are offset by related results of the hedged item. Changes in the fair value of derivative instruments, which are not designated as hedges are recognized in earnings as they occur.

The Partnership periodically hedges a portion of its oil, propane and natural gas purchases through futures, options, collars and swap agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil, propane and natural gas prices and to manage its exposure to commodity price risk under certain existing sales commitments.

The Partnership adopted SFAS No. 133 on October 1, 2000, and recorded its derivatives at fair market value. As a result of adopting the Standard, the Company recognized an approximate $1.5 million increase in net income and a $10.5 million increase in additional other comprehensive income which will be recorded as a cumulative effect of a change in accounting principle in the first quarter ending December 31, 2000.

                                    ITEM 7A.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to interest rate risk primarily through its bank credit facilities. The Partnership utilizes these borrowings to meet its working capital needs and also to fund the short-term needs of its acquisition program.

At September 30, 2000, the Partnership had outstanding borrowings of approximately $67.3 million under its Bank Credit Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a $0.7 million annually.

The Partnership also selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and commodity market prices of home heating oil, propane and natural gas. The Partnership does not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Partnership would pay for the home heating oil, propane or natural gas being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of home heating oil, propane or natural gas at September 30, 2000, the potential unrealized gain on the Partnership's hedging activity would be increased by $8.2 million to an unrealized gain of $20.8 million; and conversely a hypothetical ten percent decrease in the cost of home heating oil, propane or natural gas would be decreased by $8.3 million to an unrealized gain of $4.3 million.

                                     ITEM 8.
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                    SEE INDEX TO FINANCIAL STATEMENTS PAGE F-1

                                     ITEM 9.
                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                                      NONE

                                    PART III
                                    ITEM 10.
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Partnership Management

Star Gas LLC is the general partner of the Partnership. The membership interests in Star Gas LLC are owned by Audrey L. Sevin, Irik P. Sevin, and Hanseatic Americas Inc. The General Partner manages and operates the activities of the Partnership. Unitholders do not directly or indirectly participate in the management or operation of the Partnership. The General Partner owes a fiduciary duty to the Unitholders. However, the Partnership agreement contains provisions that allow the General Partner to take into account the interest of parties other than the Limited Partners' in resolving conflict of interest, thereby limiting such fiduciary duties. Notwithstanding any limitation on obligations or duties, the General Partner will be liable, as the general partner of the Partnership, for all debts of the Partnership (to the extent not paid by the Partnership), except to the extent that indebtedness or other obligations incurred by the Partnership are made specifically non-recourse to the General Partner.

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

Directors and Executive Officers of the General Partner

Directors are elected for one-year terms. The following table shows certain information for directors and executive officers of the general partner:

Name                                                         Age              Position with the General Partner
----                                                         ---              ---------------------------------
Irik P. Sevin/(b)/.......................................     53              Chairman of the Board and Chief
                                                                                Executive Officer
William G. Powers, Jr....................................     47              Executive Vice President - Heating Oil
                                                                                and Member of the Office of President
Joseph P. Cavanaugh......................................     63              Executive Vice President - Propane
                                                                                and Member of the Office of President
George Leibowitz.........................................     63              Chief Financial Officer
Richard F. Ambury........................................     43              Vice President and Treasurer
James Bottiglieri........................................     44              Vice President
Audrey L. Sevin..........................................     74              Secretary
Paul Biddelman/(a)/(b)/..................................     54              Director
Thomas J. Edelman........................................     49              Director
I. Joseph Massoud/(c)/...................................     32              Director
William P. Nicoletti/(c)/................................     55              Director
Stephen Russell/(a)/.....................................     60              Director

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

George Leibowitz has been Chief Financial Officer of Star Gas LLC since March 1999. From April 1997 to March 1999, Mr. Leibowitz served as Treasurer of Petro; and from November 1992 to March 1997 he was Senior Vice President--Finance and Corporate Development of Petro. From 1985 to 1992, Mr. Leibowitz was the Chief Financial Officer of Slomin's Inc., a retail heating oil dealer. From 1984 to 1985, Mr. Leibowitz was the President of Lawrence Energy Corp., a consulting and oil trading company. From 1971 to 1984, Mr. Leibowitz was Vice President-- Finance and Treasurer of Meenan Oil Co., Inc. Mr. Leibowitz is a Certified Public Accountant.

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

Paul Biddelman, has been a Director of Star Gas LLC since March 1999 and was a Director of Star Gas Corporation, the predecessor general partner from December 1993 to March 1999. Mr. Biddelman had been a director of Petro since October 1994. Mr. Biddelman has been President of Hanseatic Corporation since December 1997. From April 1992 through December 1997, he was Treasurer of Hanseatic Corporation. Mr. Biddelman is a director of Celadon Group, Inc., Insituform Technologies, Inc., Six Flags, Inc. and System One Technologies, Inc.

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


Meetings and Compensation of Directors

During fiscal 2000, the Board of Directors met seven times. All Directors attended each meeting except for one meeting not attended by Mr. Russell and two meetings not attended by Mr. Edelman. Star Gas LLC pays each director including the chairman, an annual fee of $27,000. Members of the audit committee receive an additional $5,000 per annum. Messers. Biddelman, Edelman, Massoud, Nicoletti and Russell were each granted 8,500 Restricted Senior Subordinated Units on August 30, 2000. One-fifth of the units immediately vested with the remaining units vesting in four equal installments if the Partnership achieves specifies performance objectives in each of the respective fiscal years. The value of the vested grant in fiscal 2000 was $9,988 for each director.

Committees of the Board of Directors

Star Gas LLC's Board of Directors has an Audit Committee, a Compensation Committee and a Distribution Committee. The members of each committee are appointed by the Board of Directors for a one-year term and until their respective successors are elected.

Audit Committee

The duties of the Audit Committee are described above under "Partnership Management".

The current members of the Audit Committee are William P. Nicoletti and I. Joseph Massoud. During fiscal 2000, the audit committee met six times. Members of the Audit Committee may not be employees of Star Gas LLC.

Compensation Committee

The current members of the Compensation Committee are Paul Biddelman and Stephen Russell. The duties of the Compensation Committee are (i) to determine the annual salary, bonus and other benefits, direct and indirect, of any and all named executive officers (as defined under Regulation S-K promulgated by the Securities and Exchange Commission) and (ii) to review and recommend to the full Board any and all matters related to benefit plans covering the foregoing officers and any other employees. During fiscal 2000, the Compensation Committee met three times.

Distribution Committee

The current members of the Distribution Committee are Irik Sevin and Paul Biddelman. The duties of the Distribution Committee are to discuss and review the Partnership's distributions. During fiscal 2000, the Distribution Committee met four times.

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

                        ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the annual salary, bonuses and all other compensation awards and payouts to the President and Chief Executive Officer and to certain named executive officers of the General Partner for services rendered to Star Gas Partners and its subsidiaries during the fiscal years ended September 30, 2000, 1999 and 1998.

                                                Summary Compensation Table
                                               --------------------------                                   Long-Term
                                                   Annual Compensation                                     Compensation
                                           ------------------------------------                   ----------------------------
                                                                                    Other           Restricted       Securities
                                                                                    Annual            Stock         Underlying
   Name and Principal Position        Year        Salary          Bonus          Compensation         Awards           UARs
  ----------------------------        ----        ------          -----          ------------         -------       ----------
Irik P. Sevin,                        2000      $ 500,000        $511,250/(6)/      $11,650/(8)/   $723,188/(9)(10)/  400,000/(11)/
Chairman of the Board and             1999      $ 325,000/(1)/   $225,000           $ 2,900/(8)/
Chief Executive Officer               1998      $ 150,000               -                 -

William G. Powers, Jr.,               2000      $ 250,000        $182,750/(6)/      $12,900/(8)/
Executive Vice President/(2)/         1999      $ 125,000/(3)/   $ 75,000           $ 3,900/(8)/        _/(10)/
                                      1998      $  37,500               -                 -

Joseph P. Cavanaugh,                  2000      $ 225,000        $  89,250          $18,768/(7)/
Executive Vice President/(4)/         1999      $ 225,000        $  50,000          $18,768/(7)/        _/(10)/
                                      1998      $ 181,262                -          $14,076/(7)/

George Leibowitz,                     2000      $ 292,500/(5)/   $  37,625/(6)/     $10,225/(8)/
Chief Financial Officer               1999      $ 202,500/(5)/   $ 100,000          $ 2,150/(8)/        _/(10)/

Richard F. Ambury,                    2000      $ 180,000        $  83,375/(6)/     $27,657/(7)/
Vice President and Treasurer          1999      $ 160,000        $  70,000          $26,032/(7)/        _/(10)/
                                      1998      $ 150,000        $  37,500          $26,032/(7)/

(1) Amount does not include $175,000 of compensation paid by Petro prior to its acquisition by the Partnership.
(2) Mr. Powers assumed the position of President and Chief Executive Officer of Petro on November 30, 1997.
(3) Amount does not include $125,000 of compensation paid by Petro prior to its acquisition by the Partnership.
(4)  Mr. Cavanaugh joined the Partnership on December 1, 1997.
(5) This amount represents payments made pursuant to an employment contract (see "Employment Contracts" section of this document). The 1999 amount does not include $264,000 of compensation paid by Petro prior to its acquisition by the Partnership.
(6) Fiscal 2000 bonus amount includes the value of Senior Subordinated Units granted and vested in fiscal 2000 under the Partnership's Employee Unit Incentive Plan as follows; Irik P. Sevin - $117,500, William G. Powers,
     Jr. -$47,000, Joseph P. Cavanaugh - $35,250, George Leibowitz - $17,625 and Richard F. Ambury - $29,375. Mr. Sevin was also granted 20,300 Senior Subordinated Units in December 2000 in lieu of cash compensation for his 2000 bonus performance at a value of $168,750 on the grant date. (7) These amount represent funds paid in lieu of contributions to the Partnership's retirement plans. (8) These amounts represent contributions under Petro's defined contribution retirement plan. (9) This award represents the granting of 87,000 Restricted Senior Subordinated units that vest equally in four installments on December 1, 2001, December 1, 2002, December 1, 2003 and December 1, 2004. Distributions on the restrictive units will accrue (to the extend declared) from June 30, 2000.
(10) As of September 30, 2000, the following Restricted grants of Senior Subordinated Units granted under the Partnership's Employee Unit Incentive Plan valued at the September 30, 2000 closing price were outstanding as follows: Irik P. Sevin -$720,000 (80,000 units), William G. Powers, Jr. - $288,000 (32,000 units), Joseph P. Cavanaugh - $216,000 (24,000 units),
     George Leibowitz -$108,000 (12,000 units) and Richard F. Ambury - $180,000 (20,000 units).
(11) Mr. Sevin was also granted an option to acquire shares in TG&E equal to five percent of TG&E's outstanding shares as of March 21, 2001.

                     Option/UAR Grants in Last Fiscal Year


                         Number of       Percent of Total                      Potential Realizable Value at Assumed Annual Rates
                        Securities       UAR's Granted to                         of Unit Price Appreciation for Option Term
                        Underlying         Employees in                        --------------------------------------------------
Name                   UAR's Granted        Fiscal Year        Exercise Price      Expiration Date             5%          10%
----                  -------------       -------------        -------------     ---------------           --------       ------
Irik P. Sevin/(c)/       350,000               86%                $8.625                (a)                 $269,587      $550,464
Irik P. Sevin             50,000               14%                $8.3125               (b)                 $ 24,375      $ 48,375


(a) The Restricted Unit Appreciation Rights vest in four equal installments on January 31, 2001, December 1, 2001, December 1, 2002 and December 1, 2003. The grantee will be entitled to receive payment in cash for these UARs equal to the excess of the fair market value (as defined) of a Senior Subordinated Unit on the vesting date over the exercise price.

(b) The Restricted Unit appreciation rights vest on December 1, 2001. The grantee will be entitled to receive payment in cash for these UARs equal to the excess of the fair market value (as defined) of a Senior Subordinated Unit on the vesting date over the excise price.

(c) Mr. Sevin was also granted an option to acquire shares in TG&E equal to five percent of TG&E's outstanding shares as of March 31, 2001. The exercise price is based upon a formula using TG&E's EBITDA (as defined) and includes a minimum and maximum exercise price. These options vest in three equal annual installments on April 1, 2001, April 1, 2002 and April 1, 2003.

               Aggregated Option/UAR Exercises in Last Fiscal Year
                      and Fiscal Year End Option/UAR Values

                                               Number of Unexercised UARs at
                                                    September 30, 2000                          Value of In the Money UARs
                Name                          Exercisable(E)/Unexercisable(U)                     at September 30, 2000
                ----                          -------------------------------                   --------------------------
                Irik P. Sevin                           400,000 (U)                                      $162,500


                         Long-Term Incentive Plans - Awards in Last Fiscal Year


                                                                                             Value of
                                                                                          Restricted Units
                                                                     Performance or           Based on
                                            Number of Restricted        Other               September 30,
                                             Senior Subordinated     Period Until          2000 Closing
                  Name                            Units                 Payout                 Price
                  ----                     ---------------------     --------------       ------------------
                Irik P. Sevin                      80,000                  (a)                  $720,000
                William G. Powers, Jr.             32,000                  (a)                  $288,000
                Joseph P. Cavanaugh                24,000                  (a)                  $216,000
                George Leibowitz                   12,000                  (a)                  $108,000
                Richard F. Ambury                  20,000                  (a)                  $180,000

      (a) Represents restricted grant of Senior Subordinated Units under the Partnership's employee incentive unit plan on June 27, 2000. These units vest annually in four equal installments if the Partnership achieves specified performance objectives measured by distributable cash flow (as defined) in each of the respective fiscal years. The distributable cash flow objective for fiscal years 2001 through 2004 are $2.19 per unit, $2.29 per unit, $2.39 per unit and $2.49 per unit, respectively. These grants will not be paid distributions while the securities remain restricted.

Employment Contracts

Agreement with George Leibowitz
-------------------------------

Petro entered into an employment agreement with Mr. Leibowitz, effective April 1, 1997 as modified, which provides (i) for an indefinite period, but ending not earlier than June 30, 2001 for 60% employment at an annual salary of $180,000. Upon termination of this agreement, there will be a final period of 6 months at an annual salary of $135,000 for 45% employment. In addition, if terminated by the Partnership, all remaining senior subordinated unit grants will vest and
(ii) payments of $18,750 per month for April 1997 to March 2000 were made.

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

Messrs. Sevin, Powers and Leibowitz are covered under a 401(K) defined contribution plan maintained by Petro. Participants in the plan may elect to contribute a sum not to exceed 15% of a participant's compensation or $10,500. Under this plan, Petro makes a 4% core contribution of a participant's compensation up to $160,000 and matches 2/3 of each amount that a participant contributes.

                                    ITEM 12.
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership as of November 15, 2000 of common units, senior subordinated units, junior subordinated units and general partner units by:

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

                                                               Senior                      Junior
                                Common Units              Subordinated Units         Subordinated Units    General Partner Units(a)
                                ------------              ------------------         ------------------    ------------------------
Name                       Number      Percentage     Number      Percentage      Number      Percentage     Number      Percentage
-------------------------  ------      ----------     ------      ----------      ------      ----------     ------      ----------
Star Gas LLC                       -         -   %            -         -  %            -          -   %      325,729         100%
Irik P. Sevin                      -         -           20,000         *          53,426          15.5       325,729(b)      100
Audrey L. Sevin                    -         -                -         -         153,131          44.3       325,729(b)      100
Hanseatic Americas, Inc.     500,000         2.9%             -         -         138,807          40.2       325,729(b)      100
Paul Biddelman                     -         -            1,980         *               -           -           -               -
Thomas Edelman                     -         -           79,180(c)     3.1              -           -           -               -
I. Joseph Massoud                519         *            1,700         *               -           -           -               -
William P. Nicoletti               -         -            1,700         *               -           -           -               -
Stephen Russell                    -         -            1,700         *               -           -           -
Richard F. Ambury              2,125         *            5,039         *               -           -           -               -
George Leibowitz                   -         -            3,000         *               -           -           -               -
James Bottiglieri              1,500         *            4,000         *               -           -           -               -
Joseph P. Cavanaugh            1,000         *            6,058         *               -           -           -               -
William G. Powers, Jr.         1,000         *            8,000         *               -           -           -               -
All officers and
directors and Star Gas
LLC as a group
 (12 persons)                  6,144         *          132,357        5.1        206,557          59.8%      325,729         100%

(a) For purpose of this table, the number of General Partner Units is deemed to include the 0.01% General Partner interest in Star Gas Propane.

(b) Assumes each of Star Gas LLC owners may be deemed to beneficially own all of Star Gas LLC's general partner units, however, they disclaim beneficial ownership of these units.

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

Based solely on its review of the copies of such forms received by the General Partner, or written representations from certain reporting persons that no Form 5's were required for those persons, the General Partner believes that during fiscal year 2000 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were met in a timely manner.

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

         (b)             Reports on Form 8-K.

                         The Partnership did not file a Form 8-K during the quarter ended September 30, 2000.

                                INDEX TO EXHIBITS

Exhibit

Number     Description

4.2      Form of Agreement of Limited Partnership of Star Gas Partners, L.P.(2)
4.3      Form of Agreement of Limited Partnership of Star Gas Propane, L.P.(2)
10.1     Form of Credit Agreement among Star Gas Propane, L.P. and certain banks
         (3)
10.2 Form of Conveyance and Contribution Agreement among Star Gas Corporation, the Partnership and the Operating Partnership.(3)
10.3 Form of First Mortgage Note Agreement among certain insurance companies, Star Gas Corporation and Star Gas Propane L.P.(3)
10.4     Intercompany Debt(3)
10.5     Form of Non-competition Agreement between Petro and the Partnership(3)
10.6     Form of Star Gas Corporation 1995 Unit Option Plan(3)
10.7     Amoco Supply Contract(3)
10.8 Stock Purchase Agreement dated October 20, 1997 with respect to the Pearl Gas Acquisition(4)
10.9 Conveyance and Contribution Agreement with respect to the Pearl Gas Acquisition(4)
10.10 Second Amendment dated as of October 21, 1997 to the Credit Agreement dated as of December 13, 1995 among the Operating Partnership, Bank Boston, N.A. and NationsBank, N.A.(4)
10.11 Note Agreement, dated as of January 22, 1998, by and between Star Gas and The Northwestern Mutual Life Insurance Company(6)
10.12    Third Amendment dated April 15, 1998 to the Bank Credit Agreement (8)
10.13    Fourth Amendment dated November 3, 1998 to the Bank Credit Agreement
         (9)
10.14 Agreement and Plan of Merger by and among Petroleum Heat and Power Co., Inc., Star Gas Partners, L.P., Petro/Mergeco, Inc., and Star Gas Propane, L.P. (2)
10.15    Exchange Agreement (2)
10.16    Amendment to the Exchange Agreement dated as of February 10, 1999 (2)
10.17 Seventh amendment dated June 18, 1999 to the Credit Agreement dated December 13, 1995, between Star Gas Propane, L.P. and BankBoston, N.A. and NationsBank, N.A.(10)
10.18 Amendment No. 2 dated as of February 15, 2000, to the Credit Agreement, dated as of March 15 (12)
10.19 $12,500,000 8.67% First Mortgage Notes, Series A, due March 30, 2012 $15,000,000 8.72% First Mortgage Notes, Series B, due March 30, 2015 dated as of March 30, 2000(12)
10.20 Eighth amendment dated June 30, 2000 to the Credit Agreement dated December 13, 1995, between Star Gas Propane, L.P. and Fleet National Bank formerly known as BankBoston, N.A., and Bank of America, N.A. formerly known as NationsBank, N.A.(13)
10.21    June 2000 Star Gas Employee Unit Incentive Plan(13)
10.22    $40,000,000 Senior Secured Note Agreement(14)
21       Subsidiaries of the Registrant(6)
23.1 Consent of KPMG LLP(1) 24.1 Powers of Attorney (11) 27.0 Financial Data Schedule (1)

(1)      Filed herewith.
(2) Incorporated by reference to an Exhibit to the Registrant's Registration Statement on Form S-4, File No. 333-66005, filed with the Commission on October 22, 1998.
(3) Incorporated by reference to the same Exhibit to Registrant's Registration Statement on Form S-1, File No. 33-98490, filed with the Commission on December 13, 1995.
(4) Incorporated by reference to the same Exhibit to Registrant's Periodic Report on Form 8-K, as amended, as filed with the Commission on October 23 and 29, 1997.
(5) Incorporated by reference to the same Exhibit to Registrant's Registration Statement on Form S-1, File No. 333-40855, filed with the Commission on December 11, 1997.
(6) Incorporated by reference to the same Exhibit to Registrant's Registration Statement on Form S-3, File No. 333-47295, filed with the Commission on March 4, 1998.
(7) Incorporated by reference to the same Exhibit to Registrant's Statement on Form S-4, File No. 333-49751, filed with the Commission on April 9, 1998.
(8) Incorporated by reference to the same Exhibit to Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 7, 1998.
(9) Incorporated by reference to the same Exhibit to Registrant's Annual Report on Form 10-K filed with the Commission on November 24, 1998.
(10) Incorporated by reference to the same Exhibit to Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 11, 1999.
(11) Incorporated by reference to the same Exhibit to Registrant's Registration Statement on Form S-3MEF, File No. 333-85497, filed with the Commission on August 18, 1999.
(12) In corporated by reference to the same Exhibit to Registrant's Quarterly Report on Form 10-Q filed with the Commission on April 26, 2000.
(13) Incorporated by reference to the same Exhibit to Registrant's Quarterly Report on Form 10-Q field with the Commission on August 10, 2000.
(14) In Accordance with item 601(B)(4)(iii) of Regulation S-K, the Partnership will provide a copy of this document to the SEC upon request.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the General Partner has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                   Star Gas Partners, L.P.
                           By:     Star Gas LLC (General Partner)

                                   /s/Irik P. Sevin
                                   --------------------------------------------
                           By:        Irik P. Sevin
                                      Chairman   of   the   Board   and   Chief
                                      Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature                                            Title                                     Date
---------                                            -----                                     ----
/s/  Irik P. Sevin                                   Chairman of the Board, Chief Executive    December 21, 2000
-----------------------------------------------      Officer and Director
     Irik P. Sevin
     Star Gas LLC

/s/  George Leibowitz                                Chief Financial Officer                   December 21, 2000
-----------------------------------------------      Star Gas LLC
     George Leibowitz
    (Principal Financial and Accounting Officer)

/s/  Audrey L. Sevin                                 Director
-----------------------------------------------      Star Gas LLC
     Audrey L. Sevin                                                                           December 21, 2000

/s/  Paul Biddelman                                  Director
-----------------------------------------------      Star Gas LLC
     Paul Biddelman                                                                            December 21, 2000

/s/  Thomas J. Edelman                               Director
-----------------------------------------------      Star Gas LLC
     Thomas J. Edelman                                                                         December 21, 2000

/s/  I. Joseph Massoud                               Director
-----------------------------------------------      Star Gas LLC
     I. Joseph Massoud                                                                         December 21, 2000

/s/  William P. Nicoletti                            Director
-----------------------------------------------      Star Gas LLC
     William P. Nicoletti                                                                      December 21, 2000

/s/  Stephen Russell                                 Director
-----------------------------------------------      Star Gas LLC
     Stephen Russell                                                                           December 21, 2000

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                  PAGE
                                                                                                  ----
Part II        Financial Information:

               Item 8 - Financial Statements

                   Independent Auditors' Report............................................       F-2

                   Consolidated Balance Sheets as of
                   September 30, 1999 and 2000.............................................       F-3

                   Consolidated Statements of Operations years ended
                   September 30, 1998, 1999 and 2000.......................................       F-4

                   Consolidated Statement of Partners' Capital for the
                   years ended September 30, 1998, 1999 and 2000...........................       F-5

                   Consolidated Statements of Cash Flows for the years
                   ended September 30, 1998, 1999 and 2000.................................       F-6

                   Notes to Consolidated Financial Statements..............................       F-7 - F-27

                   Schedule for the years ended September 30, 1998, 1999 and 2000

                        II.  Valuation and Qualifying Accounts.............................       F-28


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

         We conducted our audits in accordance with generally accepted auditing standards of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Star Gas Partners, L.P. and Subsidiaries as of September 30, 1999 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000, in conformity with generally accepted accounting principles of the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     Stamford, Connecticut                                          KPMG LLP
     December 14, 2000

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                  September 30,
                                                                                        ----------------------------------
                                                                                            1999                 2000
                                                                                        -------------        -------------
                       Assets
                       Current assets:
    Cash and cash equivalents                                                           $       4,492        $      10,910
    Receivables, net of allowance of $948 and $1,956, respectively                             42,295               66,858
    Inventories                                                                                26,317               34,407
    Prepaid expenses and other current assets                                                  13,764               14,815
                                                                                        -------------        -------------
           Total current assets                                                                86,868              126,990
                                                                                        -------------        -------------

Property and equipment, net                                                                   154,967              171,300
Long-term portion of accounts receivable                                                        5,590                7,282
Intangibles and other assets, net                                                             291,919              313,404
                                                                                        -------------        -------------
           Total assets                                                                 $     539,344        $     618,976
                                                                                        =============        =============
                       Liabilities and Partners' Capital
                       Current liabilities:
    Accounts payable                                                                    $      12,939        $      27,874
    Working capital facility borrowings                                                         3,150               24,400
    Current maturities of long-term debt                                                        1,391               16,515
    Accrued expenses                                                                           43,044               42,410
    Unearned service contract revenue                                                          14,007               15,654
    Customer credit balances                                                                   31,094               37,943
                                                                                        -------------        -------------
           Total current liabilities                                                          105,625              164,796
                                                                                        -------------        -------------

Long-term debt                                                                                276,638              310,414
Other long-term liabilities                                                                     6,905                4,588

Partners' Capital:
    Common unitholders                                                                        145,906              134,672
    Subordinated unitholders                                                                    5,878                6,090
    General partner                                                                            (1,608)              (1,584)
                                                                                        -------------        -------------
           Total Partners' Capital                                                            150,176              139,178
                                                                                        -------------        -------------

           Total Liabilities and Partners' Capital                                      $     539,344        $     618,976
                                                                                        =============        =============

See accompanying notes to consolidated financial statements.

                   STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Years Ended September 30,
                                                                         ---------------------------------------------------------
(in thousands, except per unit data)                                             1998                 1999                2000
                                                                          -------------------   -------------------  -------------
Sales:
   Product                                                                   $   103,114          $   177,936         $   642,712
   Installation, service and appliances                                            8,571               46,084             101,952
                                                                             -----------          -----------         -----------
       Total sales                                                               111,685              224,020             744,664

Costs and expenses:
   Cost of product                                                                46,909               80,786             383,828
   Cost of installation, service and appliances                                    2,589               50,863             117,761
   Delivery and branch                                                            37,216               86,489             156,862
   Depreciation and amortization                                                  11,462               22,713              34,708
   General and administrative                                                      6,065               11,634              20,005
   TG&E customer acquisition expense                                                   -                    -               2,082
   Unit compensation expense                                                           -                    -                 649
   Net gain (loss) on sales of assets                                               (271)                 (83)                143
                                                                             -----------          -----------         -----------
       Operating income (loss)                                                     7,173              (28,548)             28,912
Interest expense, net                                                              7,927               15,435              26,784
Amortization of debt issuance costs                                                  176                  347                 534
                                                                             -----------          -----------         -----------
       Income (loss) before income taxes and minority
          interest                                                                  (930)             (44,330)              1,594
Minority interest in net loss of TG&E                                                  -                    -                 251
Income tax expense (benefit)                                                          25              (14,780)                492
                                                                             -----------          -----------         -----------
       Net income (loss)                                                     $      (955)         $   (29,550)        $     1,353
                                                                             ===========          ===========         ===========

       General Partner's interest in net income (loss)                       $       (19)         $      (587)        $        24
                                                                             -----------          -----------         -----------

Limited Partners' interest in net income (loss)                              $      (936)         $   (28,963)        $     1,329
                                                                             ===========          ===========         ===========

Basic and diluted net income (loss) per Limited Partner unit                 $     (0.16)         $     (2.53)        $       .07
                                                                             ===========          ===========         ===========

Basic and diluted weighted average number of Limited Partner
 units outstanding                                                                 6,035               11,447              18,288
                                                                             ===========          ===========         ===========



See accompanying notes to consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  Years Ended September 30, 1998, 1999 and 2000

(in thousands, except per unit amounts)

                                       Number of Units
                             --------------------------------------------
                                                                                                                            Total
                                                  Senior  Junior   General                     Senior   Junior   General   Partners'
                                  Common    Sub.    Sub.    Sub.    Partner   Common    Sub.     Sub.     Sub.    Partner   Capital
                                  ------    ----    ----    ----    -------   ------    ----     ----     ----    ------   -------
     Balance as of
      September 30, 1997          2,875    2,396    -       -         -      $47,573   $4,034     -        -      $ (29)   $51,578

Contribution of assets, net         148                                         3,399                                68     3,467
Issuance of Common
   Units, net                       809                                        15,745                               344    16,089
Issuance of Common Units
  in connection with an
  acquisition                        27                                           600                                12       612
Net loss                                                                         (728)    (208)                     (19)     (955)
Distributions ($2.20 per unit)                                                 (7,903)  (5,272)                    (269)  (13,444)
                                 --------------------------------------------------------------------------------------------------
     Balance  as of
     September 30, 1998           3,859    2,396    -       -         -       58,686   (1,446)    -        -        107    57,347

Exchange of ownership in
   connection with the Star
   Gas / Petro Transaction                (2,396)  2,477   345       326      (8,958)  (2,754)  11,903    797      (988)       -

Issuance of Units in
   equity offerings (including
   exercise of overallotments)   10,076                                       135,816                                     135,816
Issuance of Units in
   redemption of Petro's
   12 7/8% Preferred Stock          401                                         5,399                                       5,399
Issuance of Units in
   redemption of Petro's
   Junior Preferred Stock           103                                         1,459                                       1,459
Net loss                                                                      (26,141)   4,200   (6,165) (857)     (587)  (29,550)
Distributions
  ($2.25 per common unit)                                                     (19,484)                             (140)  (19,624)
Other                               (61)                                         (871)              200                      (671)
                                 --------------------------------------------------------------------------------------------------
Balance as of
   September 30, 1999            14,378        -   2,477   345       326     145,906        -     5,938   (60)   (1,608)  150,176

Issuance of Common Units          1,667                                       22,611                                       22,611
Issuance of Senior
  Subordinated Units                                 110                                            649                       649
Net income                                                                      1,122               182    25        24     1,353
Distributions
  ($2.30 per common unit)                                                     (34,967)                                    (34,967)
Distributions
  ($0.25 per senior Sub.  unit)                                                                    (644)                     (644)
                                 --------------------------------------------------------------------------------------------------
  Balance as of
     September 30, 2000          16,045        -   2,587   345       326     $134,672  $    -    $6,125 $ (35)  $(1,584) $139,178

                                 ==================================================================================================

See accompanying notes to consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                                        Years Ended September 30,
                                                                          --------------------------------------------------

                                                                              1998             1999               2000
                                                                          -------------    --------------    -------------
Cash flows from operating activities:
Net income (loss)                                                         $       (955)    $     (29,550)    $      1,353
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
Depreciation and amortization                                                   11,462            22,713           34,708
Amortization of debt issuance cost                                                 176               347              534
Minority interest in net loss of TG&E                                                -                 -             (251)
Unit compensation expense                                                            -                 -              649
Provision for losses on accounts receivable                                        239               371            2,669
(Gains) loss on sales of assets                                                    271                83             (143)
Deferred tax benefit                                                               -             (14,946)               -
Changes in operating assets and liabilities, net of amounts acquired:
     Decrease (increase) in receivables                                            342            27,954          (22,327)
     Increase in inventories                                                    (3,705)           (1,962)          (6,272)
     Decrease  (increase) in other assets                                          198            (8,460)          (3,134)
     Increase (decrease) in accounts payable                                        81            (1,922)           6,589
     Increase in other current and long-term liabilities                         1,155            16,167            5,989
                                                                          -------------    --------------    -------------
              Net cash provided by operating activities                          9,264            10,795           20,364
                                                                          -------------    --------------    -------------
Cash flows from investing activities:
Capital expenditures                                                            (5,015)           (7,383)          (7,560)
Proceeds from sales of fixed assets                                                315               207            1,136
Cash acquired in acquisition                                                     1,825            19,151              876
Acquisitions                                                                   (10,401)          (14,952)         (59,624)
                                                                          -------------    --------------    -------------
              Net cash used in investing activities                            (13,276)           (2,977)         (65,172)
                                                                          -------------    --------------    -------------
Cash flows from financing activities:
 Working capital facility borrowings                                            20,300            20,350          104,450
 Working capital facility repayments                                           (15,530)          (21,970)         (85,801)
 Acquisition facility borrowings                                                30,000            21,000           65,800
 Acquisition facility repayments                                               (21,000)          (16,700)         (36,200)
 Repayment of debt, net                                                        (23,000)         (198,062)          (9,426)
 Proceeds from issuance of debt                                                 11,000            87,552           28,726
 Distributions                                                                 (13,444)          (19,624)         (35,611)
 Increase in deferred charges                                                        -              (944)            (442)
 Proceeds from issuance of Common Units, net                                    16,089           136,065           22,611
 Redemption of preferred stock                                                       -           (11,746)               -
 Other                                                                            (177)             (362)          (2,881)
                                                                          -------------    --------------    -------------
              Net cash provided by (used in) financing activities                4,238            (4,441)          51,226
                                                                          -------------    --------------    -------------

              Net increase (decrease) in cash                                      226             3,377            6,418
Cash at beginning of period                                                        889             1,115            4,492
                                                                          -------------    --------------    -------------
Cash at end of period                                                     $      1,115     $       4,492     $     10,910
                                                                          ============     ==============    =============

See accompanying notes to consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)       Partnership Organization

         Star Gas Partners, L.P. ("Star Gas Partners" or the "Partnership") is a diversified home energy distributor and services provider, specializing in heating oil, propane, natural gas and electricity. Star Gas Partners is a Master Limited Partnership whose 16.0 million common limited partner units (trading symbol "SGU" representing a 83.1% limited partner interest in Star Gas Partners) and 2.6 million senior subordinated units (trading symbol "SGH" representing a 13.4% limited partner interest in Star Gas Partners) are traded on the New York Stock Exchange. Additional interest in Star Gas Partners are comprised of 0.3 million junior subordinated units (representing a 1.8% limited partner interest in Star Gas Partners) and 0.3 million general partner units (representing a 1.7% general partner interest in Star Gas Partners).

         The Partnership acquired Petro on March 26, 1999 in a series of transactions which closed concurrently (see footnote 7). This acquisition was accounted for under the purchase method of accounting. Petro, Star Gas Partners and Star Gas Propane entered into a merger agreement. Under the terms of this agreement, a newly formed subsidiary of Star Gas Propane was merged with Petro, with Petro surviving the merger as a wholly-owned indirect subsidiary of Star Gas Propane.

         Operationally the Partnership is organized as follows:

         . Petro Holdings, Inc. ("Petro" or the "heating oil segment"), is the nation's largest distributor of home heating oil and serves approximately 350,000 customers in the Northeast and Mid-Atlantic. Petro is an indirect wholly owned subsidiary of Star Gas Propane, L.P.

         . Star Gas Propane, L.P., ("Star Gas Propane" or the "propane segment") is a wholly owned subsidiary of Star Gas Partners. Star Gas Propane markets and distributes propane gas and related products to more than 200,000 customers in the Midwest and Northeast.

         . Total Gas and Electric ("TG&E" or the "natural gas and electric reseller segment") is an energy reseller that markets natural gas and electricity to residential homeowners in deregulated energy markets in the Northeast and Mid-Atlantic states of New York, New Jersey, Pennsylvania and Maryland and serves approximately 110,000 residential customers. TG&E is a 72.7% owned subsidiary of the Partnership.

2)       Summary of Significant Accounting Policies

         Basis of Presentation

         The Consolidated Financial Statements for the period October 1, 1997 through March 25, 1999 include the accounts of Star Gas Partners, L.P., and subsidiaries, principally Star Gas Propane. Beginning March 26, 1999, the Consolidated Financial Statements also include the accounts and results of operations of Petro. Beginning April 7, 2000, the Consolidated Financial Statements also include the accounts and results of operations of TG&E. The Partnership consolidates 72.7% of TG&E's balance sheet. Revenue and expenses are also consolidated with the Partnership with a deduction for the net loss allocable to the minority interest, which amount could be limited based upon the equity of the minority interest. All material intercompany items and transactions have been eliminated in consolidation.

         Use of Estimates

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

2)       Summary of Significant Accounting Policies - (continued)

         Basic and Diluted Net Income (Loss) per Limited Partner Unit

         Net income (loss) per Limited Partner Unit is computed by dividing net income (loss), after deducting the General Partner's interest, by the weighted average number of Common Units, Senior Subordinated Units and Junior Subordinated Units outstanding.

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

         Covenants not to compete are non-compete agreements established with the owners of an acquired company and are amortized over the respective lives of the covenants, which are generally five years.

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

2)       Summary of Significant Accounting Policies - (continued)

         Environmental Costs

         The Partnership expenses, on a current basis, costs associated with managing hazardous substances and pollution in ongoing operations. The Partnership also accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount can be reasonably estimated.

         Derivatives  and Premiums

         The Partnership uses derivatives to hedge the price risk associated with the products it sells to guaranteed maximum price customers and to some extent natural gas and heating oil inventory on hand. The realized gains and losses from these derivatives are matched with the inventory being hedged and are included with cost of goods sold. Premiums paid for derivatives are capitalized and amortized as part of cost of goods sold over the lives of the related instruments.

         TG&E Customer Acquisition Expense

         TG&E customer acquisition expense represents the purchase of new accounts form a third party direct marketing company for the Partnership's natural gas and electric reseller division. Such cost are charged as incurred upon acquisition of new customers.

         Employee Unit Incentive Plan

         When applicable, the Partnership accounts for stock-based compensation arrangements in accordance with APB No. 25. Compensation costs for fixed awards on pro-rata vesting are recognized straight-line over the vesting period. The Partnership adopted an employee unit incentive plan to grant certain employees senior subordinated units of limited partner interest of the Partnership ("incentive units"), as an incentive for increased efforts during employment and as an inducement to remain in the service of the Partnership. Grants of incentive units vest twenty percent immediately, with the remaining amount vesting over four consecutive installments if the Partnership achieves annual targeted distributable cash flow. The Partnership records an expense for the incentive units granted, which require no cash contribution, over the vesting period for those units which are probable of being issued.

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

2)       Summary of Significant Accounting Policies - (continued)

         Accounting Changes

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Partnership's balance sheet and measurement of those instruments at fair value and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

         The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as Cash Flow Hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. For derivatives recognized as Fair Value Hedges, changes in fair value are recognized in the income statement and are offset by related results of the hedged item. Changes in the fair value of derivative instruments, which are not designated as hedges or which do not qualify for hedge accounting are recognized in earnings as they occur.

         The Partnership periodically hedges a portion of its oil, propane and natural gas purchases through futures, options, collars and swap agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil, propane and natural gas prices and to manage its exposure to commodity price risk under certain existing sales commitments.

         The Partnership will adopt SFAS No. 133 on October 1, 2000, and will record its derivatives at fair market value. As a result of adopting the Standard, the Company will recognize an approximate $1.5 million increase in net income and a $10.5 million increase in additional other comprehensive income which will be recorded as a cumulative effect of a change in accounting principle in the first quarter ending December 31, 2000.

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

3)       Quarterly Distribution of Available Cash - (continued)

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

         The subordination period will end once the Partnership has met the financial tests stipulated in the partnership agreement, but it generally cannot end before October 1, 2003. However, if the general partner is removed under some circumstances, the subordination period will end. When the subordination period ends, all senior subordinated units and junior subordinated units will convert into Class B common units on a one-for-one basis, and each common unit will be redesignated as a Class A common unit. The main difference between the Class A common units and Class B common units is that the Class B common units will continue to have the right to receive incentive distributions and additional units.

         The subordination period will generally extend until the first day of any quarter beginning on or after October 1, 2003 that each of the following three events occur:

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

(4)      Segment Reporting

         In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Partnership has four reportable segments, retail distribution of heating oil, a retail distribution of propane, reselling of natural gas and electricity, and the public master limited partnership, Star Gas Partners. Management has chosen to organize the enterprise under these four segments in order to leverage the expertise it has in each industry, allow each segment to continue to strengthen its core competencies and provide a clear means for evaluation of operating results.

         The Partnership reevaluated what it considers to be corporate type expenses which are better measured at the partnership level during fiscal 2000. As a result of this realignment, $0.3 million and $1.1 million of general and administrative expenses previously recorded as heating oil segment and propane segment expenses, respectively, were reclassed to the public master limited partnership segment for fiscal 1999.

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

The natural gas and electric reseller segment is primarily engaged in offering natural gas and electricity to residential consumers in deregulated energy markets. In deregulated energy markets, customers have a choice in selecting energy suppliers to power and / or heat their homes. TG&E operates in nine markets in the Northeast/Mid-Atlantic states where competition for energy suppliers range from independent resellers, like TG&E, to large public utilities.

The public master limited partnership segment includes the office of the Chief Executive Officer and has the responsibility for maintaining investor relations and investor reporting for the Partnership.

The following are the statements of operations and balance sheets for each segment as of and for the periods indicated. The heating oil segment was consolidated with the propane segment beginning March 26, 1999, and the electric and natural gas reselling segment (TG&E) was added beginning April 7, 2000. There were no inter-segment sales.


(in thousands)                                                       Years Ended September 30,
                                ---------------------------------------------------------------------------------------------------
                                                  1999                                                2000
                                -----------------------------------------    ------------------------------------------------------
Statement of                     Heating                                       Heating
Operations                        Oil      Propane    Partners    Consol.       Oil      Propane    TG&E       Partners   Consol.
----------                      -------    -------    --------    -------     -------    -------    ----       --------   -------
Sales:
  Product                       $ 80,279   $ 97,657   $       -   $177,936    $481,466   $137,643   $ 23,603   $      -   $642,712
  Installation,
   service and appliance          36,120      9,964           -     46,084      89,411     12,541          -          -    101,952
                                --------   --------   ---------   --------   ---------   --------   --------   --------   --------

     Total sales                 116,399    107,621           -    224,020     570,877    150,184     23,603          -    744,664
Costs and expenses:
  Cost of product                 42,409     38,377           -     80,786     289,424     72,378     22,026          -    383,828
  Cost of installation,
    service, and appliances       47,661      3,202           -     50,863     113,836      3,925          -          -    117,761

  Delivery and branch             45,470     41,019           -     86,489     112,820     44,042          -          -    156,862
  Depreciation and
    amortization                  10,531     12,182           -     22,713      22,373     11,916        416          3     34,708
  General and
    administrative                 4,889      5,305       1,440     11,634       9,202      6,266      2,041      2,496     20,005
  TG&E customer
     acquisition expense               -          -           -          -           -          -      2,082          -      2,082
  Unit compensation
     expense                           -          -           -          -           -          -          -        649        649
  Net gain (loss)
     on sales of assets                7        (90)          -        (83)          6        137          -          -        143
                                --------   --------   ---------   --------   ---------   --------   --------   --------   --------
      Operating
      income (loss)              (34,554)     7,446      (1,440)   (28,548)     23,228     11,794     (2,962)    (3,148)    28,912
Interest expense, net              7,128      8,307           -     15,435      17,069      9,509        635       (429)    26,784
Amortization of debt
  issuance costs                     167        180           -        347         343        191          -          -        534
                                --------   --------   ---------   --------   ---------   --------   --------   --------   --------
      Income (loss)
      before income
      taxes and
      minority interest          (41,849)    (1,041)     (1,440)   (44,330)      5,816      2,094     (3,597)    (2,719)     1,594
                                --------   --------   ---------   --------   ---------   --------   --------   --------   --------
 Minority interest in
     net loss of TG&E                  -          -           -          -           -          -        251          -        251
 Income tax
     expense (benefit)           (11,900)    (2,880)          -    (14,780)        400         90          2          -        492
                                --------   --------   ---------   --------   ---------   --------   --------   --------   --------
      Net income (loss)         $(29,949)  $  1,839   $  (1,440)  $(29,550)   $  5,416   $  2,004   $ (3,348)  $ (2,719)  $  1,353
                                ========   ========   =========   ========   =========   ========   ========   ========   ========

Capital expenditures            $  2,323   $  5,060   $       -   $  7,383    $  3,478   $  3,927   $    155   $      -   $  7,560
                                ========   ========   =========   ========   =========   ========   ========   ========   ========

       (in thousands)                      September 30, 1999                                   September 30, 2000
                               -----------------------------------------     ------------------------------------------------------
                                Heating                           (1)          Heating                                      (1)
       Balance Sheets            Oil     Propane     Partners   Consol.         Oil      Propane       TG&E     Partners   Consol.
       --------------         --------- ---------   ---------  ---------     ---------  ---------   ---------  ---------  ---------
       Assets
       Current assets:
         Cash and cash
           equivalents        $   4,270 $     222   $       -  $   4,492     $   6,288  $   2,765   $     222  $   1,635  $  10,910
         Receivables, net        35,960     6,335           -     42,295        51,475      9,976       5,407          -     66,858
         Inventories             16,498     9,819           -     26,317        21,637      8,636       4,134          -     34,407
         Prepaid expenses
          and other
          current assets         13,678     1,156           -     13,764        12,502      1,017       2,157          -     14,815
                              --------- ---------   ---------  ---------     ---------  ---------   ---------  ---------  ---------
          Total current
           assets                70,406    17,532           -     86,868        91,902     22,394      11,290      1,635    126,990
         Property and
           equipment, net        39,849   115,118           -    154,967        39,026    132,008         266          -    171,300
         Long-term portion
          of accounts
            receivable            5,590         -           -      5,590         7,282          -           -          -      7,282
         Investment in
           subsidiaries               -    83,533     152,478          -             -     69,309           -    143,036          -
         Intangibles and
          other assets, net     236,981    54,938           -    291,919       236,069     63,003      14,174        158    313,404
                              --------- ---------   ---------  ---------     ---------  ---------   ---------  ---------  ---------
            Total assets      $ 352,826 $ 271,121   $ 152,478  $ 539,344     $ 374,279  $ 286,714   $  26,360  $ 144,829  $ 618,976
                              ========= =========   =========  =========     =========  =========   =========  =========  =========

        Liabilities and
          Partners'             Heating                           (1)          Heating                                      (1)
          Capital                Oil     Propane     Partners   Consol.         Oil      Propane       TG&E     Partners   Consol.
       --------------         --------- ---------   ---------  ---------     ---------  ---------   ---------  ---------  ---------
       Current Liabilities:
        Accounts payable      $   7,366 $   5,573   $       -  $  12,939     $  11,887  $   7,436   $   8,551  $       -  $  27,874
        Working capital
         facility borrowings          -     3,150           -      3,150        17,000        800       6,600          -     24,400
        Current maturities
         of long-term debt        1,391         -           -      1,391         7,669      8,846           -          -     16,515
        Accrued expenses
         and other current
         liabilities             39,012     4,231           -     43,044        36,882      4,006       1,521          -     42,410
        Due to affiliate           (300)   (1,140)      1,440          -        (1,115)    (3,674)          -      4,789          -
        Unearned service
         contract revenue        14,007         -           -     14,007        15,654          -           -          -     15,654
        Customer credit
         balances                26,657     4,437           -     31,094        26,101      9,805       2,037                37,943
                              --------- ---------   ---------  ---------     ---------  ---------   ---------  ---------  ---------
            Total current
             liabilities         88,133    16,251       1,440    105,625       114,078     27,219      18,709      4,789    164,796
       Long-term debt           174,338   102,300           -    276,638       186,397    122,154       1,863          -    310,414
       Other long-term
        liabilities               6,822        92           -      6,905         4,495         93           -          -      4,588
       Partners' Capital:
        Equity Capital           83,533   152,478     151,038    150,176        69,309    137,248       5,788    140,040    139,178
                              --------- ---------   ---------  ---------     ---------  ---------   ---------  ---------  ---------
       Total liabilities and
        Partners' Capital     $ 352,826 $ 271,121   $ 152,478  $ 539,344     $ 374,279  $ 286,714   $  26,360  $ 144,829  $ 618,976
                              ========= =========   =========  =========     =========  =========   =========  =========  =========

(1) The consolidated amounts include the necessary entries to eliminate the investment in Petro Holdings, Star Gas Propane and TG&E.

5)      Inventories

        The components of inventory were as follows:

        (in thousands)                                      September 30, 1999          September 30, 2000
                                                            ------------------          ------------------
        Propane gas                                            $   7,678                   $   6,323
        Propane appliances and equipment                           2,141                       2,313
        Fuel oil                                                   9,959                      14,263
        Fuel oil parts and equipment                               6,539                       7,374
        Natural gas                                                    -                       4,134
                                                               ---------                   ---------
                                                               $  26,317                   $  34,407
                                                               =========                   =========


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

         The Partnership is an independent reseller of natural gas and electricity to residential homeowners in deregulated markets, through its 72.7% controlling interest in TG&E. In the markets in which TG&E operates, natural gas and electricity are available from wholesale natural gas producers and electricity generating companies. Substantially all of TG&E's natural gas was purchased from a major Texas wholesaler, with the balance from regional wholesalers, who transport the natural gas to the incumbent utility company for TG&E, through purchased or assigned capacity using existing pipelines. Additionally, all of TG&E's electricity was purchased from a major New York State wholesaler, who transports the electricity to the incumbent utility company, through scheduled deliveries using existing electric lines.

         The incumbent utility company then delivers the natural gas and electricity to TG&E customers using existing pipelines and electric lines. The incumbent utility and TG&E coordinate delivery and billing, and also compete to sell the natural gas and electricity to the ultimate consumer. Generally, customers pay the incumbent utility a service charge to cover customer related costs like meter readings, billing, equipment and maintenance. Customers also pay a separate delivery charge to the incumbent utility for bringing the natural gas or electricity from the customer's chosen supplier. The energy service company is then paid by the customer for the natural gas or electricity that was supplied. In most markets in which TG&E operates, these charges are itemized on one customer energy bill from the utility company. In other markets, TG&E directly bills the customer for the natural gas or electricity supplied.

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

         Concentration of Revenue with Guaranteed Maximum Price Customers

         Approximately 45% of the volume sold in the Partnership's heating oil segment is sold to individual customers under an agreement pre-establishing the maximum sales price of home heating oil over a twelve month period. The maximum price at which home heating oil is sold to these capped-price customers is generally renegotiated prior to the heating season of each year based on current market conditions. The heating oil segment currently enters into forward purchase contracts, futures contracts and option contracts for a substantial majority of the heating oil it sells to these capped-price customers in advance and at a fixed cost. Should events occur after a capped-sales price is established that increases the cost of home heating oil above the amount anticipated, margins for the capped-price customers whose heating oil was not purchased in advance would be lower than expected, while those customers whose heating oil was purchased in advance would be unaffected. Conversely, should events occur during this period that decrease the cost of heating oil below the amount anticipated, margins for the capped-price customers whose heating oil was purchased in advance could be lower than expected, while those customers whose heating oil was not purchased in advance would be unaffected or higher than expected.

         In accordance with SFAS No. 80, "Accounting for Futures Contracts," futures contracts are classified as a hedge when the item to be hedged exposes the company to price risk and the futures contract reduces that risk exposure. Future contracts that relate to transactions that are expected to occur are accounted for as a hedge when the significant characteristics and expected terms of the anticipated transactions are identified and it is probable that the anticipated transaction will occur. If a transaction does not meet the criteria to qualify as a hedge, it is considered to be speculative. Any gains or losses associated with futures contracts which are classified as speculative are recognized in the current period. There were no speculative transactions during fiscal 2000. If a futures contract that has been accounted for as a hedge is closed or matures before the date of the anticipated transaction, the accumulated change in value of the contract is carried forward and included in the measurement of the related transaction. Option contracts are accounted for in the same manner as futures contracts.

         To hedge a substantial portion of the purchase price associated with heating oil gallons anticipated to be sold to its guaranteed maximum price customers, the heating oil segment at September 30, 2000 had outstanding 88 million gallons of futures contracts to buy heating oil with a notional value of $71 million and a fair market value of $79.4 million; 62.6 million gallons of futures contracts to sell heating oil with a notional value of $49.7 million and a fair market value of $55.7 million; 101 million gallons of option contracts to buy heating oil with a notional value of $57.9 million and a fair market value of $68.3 million; and 108 million gallons of option contracts to sell heating oil. None of the Company's outstanding options to sell heating oil, which allow the Company the right to sell heating oil at a fixed price are currently in the money at September 30, 2000. The contracts expire at various times with no contract expiring later than July 2001.

         To hedge a substantial portion of the purchase price associated with propane gallons anticipated to be sold to its fixed price customers, the propane segment at September 30, 2000 had outstanding futures contracts to buy 7.6 million gallons of propane with a notional value of $3.2 million and a fair market value totaling $3.0 million. The option contract expires in March 2001.

         To hedge a substantial portion of its natural gas inventories, the TG&E segment at September 30, 2000, had outstanding futures contracts to sell 670,000 dekatherms of natural gas with a notional value of $2.8 million and fair market value of $3.4 million.

         At September 30, 2000 the unrealized gains (losses) on the heating oil segment's, propane segment's and TG&E's hedging activity was approximately $12.7 million, $(0.2) million and $(0.6) million, respectively. The heating oil segment's hedging activity is designed to help it achieve its planned margins and represents approximately 52% of the expected total home heating oil volume sold in a twelve month period. The propane segment's hedging activity is also designed to help it achieve its planned margins and represents approximately 5% of the expected total propane volume sold in a twelve month period. TG&E's hedging activity is also designed to help achieve its planned margins and represents a hedge on 100% of its required physical inventory of natural gas at September 30, 2000.

         The carrying amount of all hedging financial instruments at September 30, 2000 was approximately $1.7 million and is included in Prepaid Expenses on the Consolidated Balance Sheet. The risk that counterparties to such instruments may be unable to perform is minimized by limiting the counterparties to major oil companies and major financial institutions, including the New York Mercantile Exchange. The Partnership does not expect any losses due to counterparty default.

6)       Property, Plant and Equipment

         The components of property, plant, and equipment and their estimated useful lives were as follows:

        (in thousands)                         September 30, 1999      September 30, 2000     Estimated Useful Lives
                                               ------------------      ------------------    -----------------------
        Land                                      $    8,669               $  10,688
        Buildings and leasehold improvements          21,370                  22,295             4 - 30 years
        Fleet and other equipment                     34,470                  39,600             3 - 30 years
        Tanks and equipment                          113,774                 131,901             8 - 30 years
        Furniture and fixtures                        14,396                  17,500             5 - 12 years
                                                  ----------               ---------
          Total                                      192,679                 221,984
        Less accumulated depreciation                 37,712                  50,684
                                                  ----------               ---------
          Total                                   $  154,967               $ 171,300
                                                  ==========               =========

7)       Intangibles and Other Assets

         The components of intangibles and other assets were as follows at the indicated dates:

(in thousands)                    September 30, 1999                                      September 30, 2000
                           ---------------------------------            -------------------------------------------------------
                           Propane    Heating Oil    Total              Propane    Heating Oil    TG&E      Partners     Total
                           -------    -----------    -------            --------   -----------    ----      --------   --------
Goodwill                   $ 28,858    $146,764     $175,622            $ 36,622     $150,807   $  6,629    $     --   $194,058
Covenants not to
   compete                    2,361          --        2,361               3,586        3,314         --          --      6,900
Customer lists               38,004      94,842      132,846              41,272      102,759      6,077          --    150,108
Deferred charges              3,102       2,760        5,862               3,546        3,300         --         161      7,007
                           --------    --------     --------            --------     --------   --------    --------   --------
  Total intangibles          72,325     244,366      316,691              85,026      260,180     12,706         161    358,073
Less accumulated
   amortization              17,604       7,839       25,443              22,290       24,430        361           3     47,084
                           --------    --------     --------            --------     --------   --------    --------   --------
  Net intangibles            54,721     236,527      291,248              62,736      235,750     12,345         158    310,989
Other assets                    217         454          671                 267          319      1,829                  2,415
                           --------    --------     --------            --------     --------   --------    --------   --------
  Intangibles and
   other assets            $ 54,938    $236,981     $291,919            $ 63,003     $236,069   $ 14,174    $    158   $313,404
                           ========    ========     ========            ========     ========   ========    ========   ========


         In 1999 the Partnership acquired Petro in a four part transaction ("Star Gas / Petro Transaction"), which closed concurrently. This acquisition was accounted for under the purchase method of accounting.

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

7)       Intangibles and Other Assets - (continued)

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

         Financings and Refinancings
         ---------------------------
         Star Gas Partners offered and sold to the public 9.0 million common units in an equity offering (including 230,000 overallotment common units), the net proceeds of which were approximately $118.8 million. Petro offered and sold, in a private placement, $90.0 million of senior secured notes, the net proceeds of which were approximately $87.6 million. Star Gas Partners and Petro Holdings guaranteed the notes.

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

         Amendment of Partnership Agreement
         ----------------------------------
         In order to complete the transaction, certain amendments to the Partnership agreement were required, including increasing the Minimum Quarterly Distribution ("MQD") from $0.55 to $0.575 per unit, or $2.30 per unit annually. The increase in the MQD raised the threshold needed to end the subordination period (see footnote 3).

7)       Intangibles and Other Assets - (continued)

         The table below summarizes the allocation by the Partnership of the excess of purchase price over book value related to the 1999 acquisition of Petro. The allocation of the purchase price was based on the results of an appraisal of property, plant and equipment, customer lists and the March 26, 1999 recorded values for tangible assets and liabilities as follows:

                                                                                             (in thousands)
         Consideration given for the exchange of Petro shares                                 $   20,822

         Fair market value of Petro's assets and liabilities as of March 26,
         1999:
               Current assets                                                                   (107,102)
               Property, plant and equipment                                                     (40,109)
               Value of Petro's investment in the Partnership                                    (21,864)
               Current liabilities                                                                78,792
               Long-term debt                                                                    276,568
               Deferred income taxes                                                              12,000
               Other liabilities                                                                   7,251
               Preferred stock                                                                    12,978
               Junior preferred stock                                                              1,459
                                                                                              ----------
                  Sub-total                                                                      219,973
                                                                                              ----------
               Total value assigned to intangibles and other assets                           $  240,795
                                                                                              ==========

               Consisting of:  Customer lists                                                 $   94,000
                               Goodwill                                                          146,080
                               Other assets                                                          715
                                                                                              ----------
                                    Total                                                     $  240,795
                                                                                              ==========

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

8)       Long-Term Debt and Bank Facility Borrowings

         Long-term debt consisted of the following at the indicated dates:

                                                                                September 30,            September 30,
       (in thousands)                                                               1999                     2000
                                                                               ----------------         ---------------
       Propane Segment:
       8.04% First Mortgage Notes (a)                                              $  85,000               $  85,000
       7.17% First Mortgage Notes (a)                                                 11,000                  11,000
       8.70% First Mortgage Notes (a)                                                      -                  27,500
       Acquisition Facility Borrowings (b)                                             6,300                   7,500
       Working Capital Facility Borrowings (b)                                         3,150                     800

       Heating Oil Segment:
       7.92% Senior Notes (c)                                                         90,000                  90,000
       9.0% Senior Notes (d)                                                          62,697                  61,779
       10.25% Senior and Subordinated Notes (e)                                        4,246                   4,137
       Working Capital Facility Borrowings (f)                                             -                  17,000
       Acquisition Facility Borrowings (f)                                             7,000                  34,000
       Acquisition Notes Payable (g)                                                   8,764                   1,135
       Subordinated Debentures (h)                                                     3,022                   3,015

       TG&E Segment:
       Working Capital Facility Borrowings (i)                                             -                   6,600
       Acquisition Facility Borrowings(i)                                                  -                   1,400
       14.5% Junior Convertible Subordinated Notes Payable(j)                              -                     463
                                                                                   ---------               ---------
                                                                                     281,179                 351,329
       Less current maturities                                                        (1,391)                (16,515)
       Less working capital facility borrowings                                       (3,150)                (24,400)
                                                                                   ---------               ---------
                Total                                                              $ 276,638               $ 310,414
                                                                                   =========               =========

8)       Long-Term Debt and Bank Facility Borrowings - (continued)

         (a) In December 1995, Star Gas Propane assumed $85.0 million of first mortgage notes (the "First Mortgage Notes") with an annual interest rate of 8.04% in connection with the initial Partnership formation. In January 1998, Star Gas Propane issued an additional $11.0 million of First Mortgage Notes with an annual interest rate of 7.17%. In March 2000, the Star Gas Propane segment issued $27.5 million of 8.70% First Mortgage Notes. Obligations under the First Mortgage Note Agreements are secured, on an equal basis with Star Gas Propane's obligations under the Star Gas Propane Bank Credit Facilities, by a mortgage on substantially all of the real property and liens on substantially all of the operating facilities, equipment and other assets of Star Gas Propane. The First Mortgage Notes will require semiannual prepayments, without premium on the principal thereof, beginning on March 15, 2001 and have a final maturity of March 30, 2015. Interest on the Notes is payable semiannually in March and September. The First Mortgage Note Agreements contain various restrictive and affirmative covenants applicable to Star Gas Propane; the most restrictive of these covenants relate to the incurrence of additional indebtedness and restrictions on dividends, certain investments, guarantees, loans, sales of assets and other transactions.

         (b) The Star Gas Propane Bank Credit Facilities currently consist of a $25.0 million Acquisition Facility and a $18.0 million Working Capital Facility. At September 30, 2000, $7.5 million and $0.8 million was borrowed under the Acquisition Facility and Working Capital Facility, respectively. The agreement governing the Bank Credit Facilities contains covenants and default provisions generally similar to those contained in the First Mortgage Note Agreements. The Bank Credit Facilities bear interest at a rate based upon, at the Partnership's option, either the London Interbank Offered Rate plus a margin or a Base Rate (each as defined in the Bank Credit Facilities). The Partnership is required to pay a fee for unused commitments which amounted to $0.1 million in each of fiscal years ending September 30, 1998, through September 30, 2000. For fiscal 1999 and 2000, the weighted average interest rate on borrowings under these facilities was 7.13% and 8.68%, respectively. At September 30, 2000 the interest rate on the borrowings outstanding was 8.25%.

         In November 2000, the Working Capital Facility was extended and will expire on June 30, 2003, but may be extended annually thereafter with the consent of the banks. Borrowings under the Acquisition Facility, based upon the extension, will revolve until September 30, 2002, after which time any outstanding loans thereunder, will amortize in quarterly principal payments with a final payment due on September 30, 2005. However, there must be no amount outstanding under the Working Capital Facility for at least 30 consecutive days during each fiscal year.

         (c) Petro issued $90.0 million of 7.92% Senior Secured Notes in six separate series in a private placement to institutional investors as part of its acquisition by the Partnership. The Senior Secured Notes are guaranteed by Star Gas Partners and are secured equally and ratably with Petro's existing senior debt and bank credit facilities by Petro's cash, accounts receivable, notes receivable, inventory and customer list. Each series of Senior Secured Notes will mature between April 1, 2003 and April 1, 2014. Only interest on each series is due semiannually. On the last interest payment date for each series, the outstanding principal amount is due and payable in full.

         The note agreements for the senior secured notes contain various negative and affirmative covenants, the most restrictive of the covenants include restrictions on payment of dividends or other distributions by Star Gas Partners on any partnership interest if the ratio of consolidated pro forma operating cash flow to consolidated pro forma interest expense, do not meet the requirements in the agreement for the period of the four most recent fiscal quarters ending on or prior to the date of the dividend or distribution.

         (d) The Petro 9.0% Senior Secured Notes which pay interest semiannually were issued under agreements that are substantially identical to the agreements under which the $90.0 million of Senior Secured Notes were issued, including negative and affirmative covenants. The 9.0% Senior Notes are guaranteed by Star Gas Partners. The notes have various sinking fund payments of which the largest are $15.5 million due on October 1, 2000, $15.4 million due on October 1, 2001 and a final maturity payment of $30.3 million due on October 1, 2002. All such notes are redeemable at the option of the Partnership, in whole or in part upon payment of a premium as defined in the note agreement. The holders of these notes have the right to extend each of the above mentioned maturities for a one year period at an annual rate of 10.9%. This election was exercised in August 2000, extending $11.2 million of the original maturities of October 1, 2000 to October 1, 2001.

8)       Long-Term Debt and Bank Facility Borrowings - (continued)

         (e) The Petro 10.25% Senior and Subordinated Notes which pay interest quarterly also were issued under agreements that are substantially identical to the agreements under which the $90.0 million and the 9.0% Senior Notes were issued. These notes are also guaranteed by Star Gas Partners. Petro is required to repay quarterly payments totaling $2.1 million in fiscal 2001 and to make a final maturity payment of $2.0 million on January 15, 2002. No premium is payable in connection with these required payments. In connection with a one year extension exercised by the noteholders the interest rate increased to 14.1%.

         (f) The Petro Bank Facilities consist of three separate facilities; a $40 million working capital facility, a $10 million insurance letter of credit facility and a $50 million acquisition facility. At September 30, 2000, $17.0 million was outstanding under the working capital facility; $9.8 million of the insurance letter of credit was used; $34.0 million was outstanding under the acquisition facility, along with an additional $0.7 million outstanding from the acquisition facility in the form of letter of credits (see footnote g below). The working capital facility and letter of credit facility will expire on June 30, 2001. The acquisition facility will convert to a term loan on June 30, 2001 which will be payable in eight equal quarterly principal payments. Amounts borrowed under the working capital facility are subject to a requirement to maintain a zero balance for 45 consecutive days during the period from April 1 to September 30 of each year. In addition, each facility will bear an interest rate that is based on either the London Interbank Offer Rate or another base rate plus a set percentage. The bank facilities agreement contains covenants and default provisions generally similar to those contained in the note agreement for the senior secured notes. The heating oil segment is required to pay a commitment fee which amounted to $0.3 million for fiscal 1999 and $0.5 million for fiscal 2000. For fiscal 1999 and 2000, the weighted average interest rate in borrowings under these facilities was 8.19% and 8.15%, respectively. As of September 30, 2000 the interest rate on the borrowings outstanding was 9.27%. In December 2000 the working capital facility was increased to $70.0 million and up to $20.0 million of the acquisition facility can be used for working capital purposes.

         (g) These Petro notes were issued in connection with the purchase of fuel oil dealers and other notes payable and are due in monthly and quarterly installments. Interest is at various rates ranging from 7% to 15% per annum, maturing at various dates through 2004. Approximately $0.7 million of letter of credits issued under the Petro Bank Acquisition Facility are issued to support these notes.

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

         (i) The TG&E Bank Facilities currently consist of a $3.0 million Acquisition Facility and a $10.0 million Working Capital Facility and are secured by substantially all of the assets of TG&E. At September 30, 2000, $1.4 million and $6.6 million was borrowed under the Acquisition Facility and Working Capital Facility, respectively. These facilities are guaranteed by Star Gas Partners, such guarantee being subordinate to the Petro guarantee. The agreement covering the Bank Credit Facilities contains various restrictive and affirmative covenants and default provisions applicable to TG&E; the most restrictive of these covenants relate to the incurrence of additional indebtedness and restrictions on certain investments, guarantees, loans, sale of assets and other transactions. The Bank Credit Facilities bear interest at a rate based upon, at the Partnership's option, either the London Interbank Offered Rate plus a margin or a Base Rate (each as defined in the Bank Credit Facilities). The Partnership is required to pay a fee for unused commitments which amounts to less than $0.1 million for fiscal 2000. For fiscal 2000, the weighted average interest rate on borrowings under these facilities was 9.90%. At September 30, 2000 the interest rate on the borrowings outstanding was 10.03%.

         The Working Capital Facility will expire on April 5, 2001. The Acquisition Facility will revolve until April 5, 2001, after which time any outstanding loans thereunder, will be due as a single payment eighteen months thereafter.

         (j) These TG&E notes were issued to the minority interest equity holders of TG&E and are due on December 31, 2005. The notes bear interest at a rate of 14.5% and are convertible, at the option of the holder, into common shares of TG&E at the rate of one share for each $23.333 in principal amount of the convertible notes.

 8)      Long-Term Debt and Bank Facility Borrowings - (continued)

         As of September 30, 2000, the Partnership was in compliance with all debt covenants. As of September 30, 2000, the maturities during fiscal years ending September 30 are set forth in the following table:

                                                             (in thousands)
                                      2001                       $ 40,915
                                      2002                         57,597
                                      2003                         69,133
                                      2004                         18,661
                                      2005                         21,749
                                      Thereafter                  143,274
                                                                ---------
                                                                 $351,329
                                                                =========
 9)      Acquisitions

         During fiscal 2000, the Partnership acquired nine unaffiliated retail heating oil dealers, five unaffiliated retail propane dealers and a 72.7% controlling interest in an electricity and natural gas reseller (see footnote 1). The aggregate consideration for these acquisitions accounted for by the purchase method of accounting was approximately $59.6 million.

         During fiscal 1999, the Partnership acquired three unaffiliated retail propane dealers with an aggregate cost of $16.2 million and also acquired Petro. The Partnership has also acquired three unaffiliated heating oil dealers with an aggregate cost of $1.7 million during fiscal 1999.

         During fiscal 1998, the Partnership acquired seven unaffiliated retail propane dealers with an aggregate cost of $35.6 million.

         The following table indicates the allocation of the aggregate purchase price paid and the respective periods of amortization assigned for the 1999 and 2000 acquisitions other than for Petro (see Intangibles and Other Assets footnote):

         (in thousands)                     1999         2000     Useful Lives
                                            ----         ----     ------------
         Land                             $   288      $ 1,794               -
         Buildings                            400          650        30 years
         Furniture and equipment               35          679        10 years
         Fleet                              1,082        4,103      5-30 years
         Tanks and equipment                6,738       16,049      5-30 years
         Customer lists                     4,817       17,458      7-15 years
         Restrictive covenants                 21        4,539         5 years
         Goodwill                           3,886       18,170        25 years
         Minority interest                      -        1,578               -
         Working capital                      630       (5,396)              -
                                          -------      -------
             Total                        $17,897      $59,624
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

         The following unaudited pro forma information presents the results of operations of the Partnership and the acquisitions previously described, as if the acquisitions had taken place on October 1, 1998.

         (in thousands)                                                          Years Ended September 30,
                                                                                 -------------------------
                                                                                   1999              2000
                                                                                ----------        ----------
         Sales                                                                  $  610,231        $  798,012
                                                                                ==========        ==========

         Net income (loss)                                                      $   (2,882)       $    2,978
                                                                                ==========        ==========

         General Partner's interest in net income (loss)                        $      (59)       $       53
                                                                                ==========        ==========

         Limited Partners' interest in net income (loss)                        $   (2,823)       $    2,925
                                                                                ==========        ==========

         Basic and Diluted net income (loss) per limited partner unit           $    (0.15)       $     0.15
                                                                                ==========        ==========

10)      Employee Benefit Plans

         Propane Segment

         The propane segment has a 401(k) plan which covers certain eligible non-union and union employees. Subject to IRS limitations, the 401(k) plan provides for each employee to contribute from 1.0% to 15.0% of compensation. The propane segment contributes to non-union participants a matching amount up to a maximum of 3.0% of compensation. Aggregate matching contributions made to the 401(k) plan during fiscal 1998, 1999 and 2000 were $0.3 million, $0.3 million and $0.4 million, respectively. The propane segment also makes monthly contributions on behalf of its union employees to a union sponsored defined benefit plan which amounted to $0.4 million for each of the fiscal years 1998 through 2000.

         Heating Oil Segment

         The heating oil segment has a 401(k) plan which covers certain eligible non-union and union employees. Subject to IRS limitations, the 401(k) plan provides for each employee to contribute from 1.0% to 17.0% of compensation. The Partnership makes a 4% core contribution of a participant's compensation and matches 2/3 of each amount a participant contributes up to a maximum of 2.0% of a participant's compensation. The Partnership's aggregate contributions to the heating oil segment's 401(k) plan during fiscal 1999 and 2000 were $1.5 million and $3.1 million, respectively.

         As a result of the Petro acquisition, the Partnership assumed Petro's pension liability. Effective December 31, 1996, the heating oil segment consolidated all of its defined contribution pension plans and froze the benefits for nonunion personnel covered under defined benefit pension plans. In 1997, the heating oil segment froze the benefits of its New York City union defined benefit pension plan as a result of operation consolidations. Benefits under the frozen defined benefit plans were generally based on years of service and each employee's compensation. The Partnership's pension expense for all defined benefit plans during fiscal 1999 and 2000 were $0.2 million and $0.3 million, respectively.

         The following tables provide a reconciliation of the changes in the heating oil segment's plan benefit obligations, fair value of assets, and a statement of the funded status at the indicated dates:

         (in thousands)                                                  Nine Months Ended      Year Ended
                                                                            September 30,      September 30,
         Reconciliation of Benefit Obligations                                  1999               2000
         -------------------------------------                           ------------------  -----------------
         Benefit obligations at beginning of year                              $  27,377          $ 24,486
         Service cost                                                                  -                 -
         Interest cost                                                             1,300             1,778
         Actuarial (gain) loss                                                    (2,346)              624
         Benefit payments                                                         (1,112)           (1,524)
         Settlements                                                                (733)           (1,343)
                                                                           ----------------  -----------------
         Benefit obligation at end of year                                     $  24,486         $  24,021
                                                                           ================  =================

         Reconciliation of Fair Value of Plan Assets
         -------------------------------------------
         Fair value of plan assets at beginning of year                        $  21,038         $  21,069
         Actual return on plan assets                                                 75             1,217
         Employer contributions                                                    1,801             2,054
         Benefit payments                                                         (1,112)           (1,524)
         Settlements                                                                (733)           (1,343)
                                                                           ----------------  -----------------
         Fair value of plan assets at end of year                              $  21,069         $  21,473
                                                                           ================  =================

         Funded Status
         -------------
         Benefit obligation                                                    $  24,486         $  24,021
         Fair value of plan assets                                                21,069            21,473
         Unrecognized transition (asset) obligation                                  (30)                -
         Unrecognized prior service cost                                               -                 -
         Unrecognized net actuarial (gain) loss                                   (1,445)             (659)
                                                                           ---------------   -----------------
         Prepaid (accrued) benefit cost                                        $  (4,892)        $  (3,207)
                                                                           ===============   =================

         Weighted-Average Assumptions Used in the Measurement of the
         -----------------------------------------------------------
         Company's Benefit Obligation as of the period indicated
         -------------------------------------------------------
         Discount rate                                                               7.5%              7.5%
         Expected return on plan assets                                              8.5%              8.5%
         Rate of compensation increase                                               N/A               N/A

         In addition, the heating oil segment made contributions to union-administered pension plans of $1.1 million for fiscal 1999 and $2.2 million for fiscal 2000.

11)      Income Taxes

         Income tax expense (benefit) was comprised of the following for the indicated periods:

                  (in thousands)               Years Ended September 30,
                                        -----------------------------------
                                        1998            1999           2000
                                        ----            ----           ----
                  Current:
                   Federal              $  -        $      -          $   -
                   State                  25             166            492
                  Deferred                 -         (14,946)             -
                                        ----        --------          -----
                                        $ 25        $(14,780)         $ 492
                                        ====        ========          =====


         The sources of the deferred income tax expense (benefit) and the tax effects of each were as follows:

                  (in thousands)                                                                   Years Ended September 30,
                                                                                                -------------------------------
                                                                                                   1999                  2000
                                                                                                   ----                  ----
                  Excess of tax over book (book over tax) depreciation                          $    401              $   (619)
                  Excess of (book over tax) amortization expense                                  (1,324)               (2,252)
                  Excess of tax over book (book over tax) vacation expense                           146                  (172)
                  Excess of tax over book restructuring expense                                       88                   212
                  Excess of tax over book (book over tax) bad debt expense                           305                  (118)
                  Excess of tax over book supplemental benefit expense                                49                   262
                  Excess of tax over book pension contribution                                       342                   692
                  Other, net                                                                         (12)                   12
                  Utilization of net operating loss carryforward                                       -                 2,054
                  Recognition of tax benefit of net operating loss to the extent
                    of current and previous recognized temporary differences                     (14,941)                    -
                  Change in valuation allowance                                                        -                   (71)
                                                                                                --------             ---------
                                                                                                $(14,946)            $       -
                                                                                                ========             =========

         The components of the net deferred taxes and the related valuation allowance for the years ended September 30, 1999 and September 30, 2000 using current rates are as follows:

                  (in thousands)                                                                  Years Ended September 30,
                                                                                                -------------------------------
                  Deferred Tax Assets:                                                            1999                  2000
                  --------------------                                                            ----                  ----
                  Net operating loss carryforwards                                              $ 28,525              $ 26,471
                  Excess of book over tax vacation expense                                         1,757                 1,929
                  Excess of book over tax restructuring expense                                      534                   322
                  Excess of book over tax bad debt expense                                           270                   388
                  Excess of book over tax supplemental benefit expense                               709                   447
                  Other, net                                                                         321                   309
                                                                                                --------              --------
                    Total deferred tax assets                                                     32,116                29,866
                  Valuation allowance                                                            (16,448)              (16,377)
                                                                                                --------              --------
                      Net deferred tax assets                                                   $ 15,668              $ 13,489
                                                                                                ========              ========

                  Deferred Tax Liabilities:
                  -------------------------
                  Excess of tax over book depreciation                                          $  7,596              $  6,977
                  Excess of tax over book amortization                                             7,014                 4,762
                  Excess of tax over book pension contribution                                     1,058                 1,750
                                                                                                --------              --------
                    Total deferred tax liabilities                                              $ 15,668              $ 13,489
                                                                                                ========              ========

                    Net deferred taxes                                                          $      -              $      -
                                                                                                ========              ========


         In order to fully realize the net deferred tax assets the Partnership's corporate subsidiaries will need to generate future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based upon the level of current taxable income and projections of future taxable income of the Partnership's corporate subsidiaries over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Partnership will realize the benefits of these deductible differences, net of existing valuation allowance at September 30, 2000. The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

         At September 30, 2000, the Company had net income tax loss carryforwards for Federal income tax reporting purposes of approximately $66 million of which approximately $20.3 million are limited in accordance with Federal income tax law. The losses are available to offset future Federal taxable income through 2019.

12)      Lease Commitments

         The Partnership has entered into certain operating leases for office space, trucks and other equipment.

         The future minimum rental commitments at September 30, 2000 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

             (in thousands)                           Heating Oil          Propane
                                                         Segment           Segment            TG&E               Total
                                                         -------           -------            ----               -----
             2001                                     $   3,226          $   1,618        $      70          $   4,914
             2002                                         3,157              1,430               72              4,659
             2003                                         3,481              1,183               74              4,738
             2004                                         3,455                853                -              4,308
             2005                                         2,942                122                -              3,064
             Thereafter                                  17,047                133                -             17,180
                                                      ---------          ---------        ---------          ---------
             Total minimum lease payments             $  33,308          $   5,339        $     216          $  38,863
                                                      =========          =========        =========          =========

         The Partnership's rent expense was $1.2 million, $4.4 million and $8.0 million in 1998, 1999 and 2000, respectively.

13)      Unit Grants

         In June 2000, the Partnership granted 552 thousand restricted senior subordinated units to senior management and outside directors. These units were granted under the Partnership's Employee and Director Incentive Unit Plans. One-fifth of the units immediately vested with the remaining units vesting annually in four equal installments if the Partnership achieves specified performance objectives for each of the respective fiscal years. The Partnership recognized $649 of unit compensation expense for these units for the year ended September 30, 2000.

         In September 2000, the Partnership granted 350 thousand unit appreciation rights and 87 thousand restricted senior subordinated units to Irik P. Sevin. The unit appreciation rights vest in four equal installments on January 31, 2001, December 1, 2001, December 1, 2002 and December 1, 2003. The exercise price for these unit appreciation rights is $8.625. Mr. Sevin will be entitled to receive payment in cash for these rights equal to the excess of the fair market value of a senior subordinated unit on the vesting date over the exercise price. The grant of restricted senior subordinated units will invest in four equal installments on December 1 of 2001 through 2004. Distributions on the restrictive units will accrue to the extent declared.

14)      Supplemental Disclosure of Cash Flow Information

             (in thousands)                                                       Years Ended September 30,
                                                                     -------------------------------------------
                                                                     1998              1999                2000
                                                                     ----              ----                ----
      Cash paid during the period for:

        Income taxes                                                $       8         $    106          $  4,047
        Interest                                                    $   7,915         $ 15,703          $ 28,912

      Non-cash investing activities:
      Acquisitions:
        Working capital                                             $  (1,945)
        Net long-term assets                                        $ (25,134)        $ (2,945)
        Assumption of debt                                          $  23,000
        Deferred income tax liability                                                 $  2,945
      Non-cash financing activities:
        Issuance of Common Units                                    $   3,999         $  6,858
        Additional General Partner interest                         $      80
        Redemption of preferred stock                                                 $ (6,858)

15)      Commitments and Contingencies

         In the ordinary course of business, the Partnership is threatened with, or is named in, various lawsuits. The Partnership is not a party to any litigation which individually or in the aggregate could reasonably be expected to have a material adverse effect on the Partnership.

16)      Related Party Transactions

         Prior to March 26, 1999, the Partnership was managed by the Star Gas Corporation, a wholly owned subsidiary of Petro. Pursuant to the Partnership Agreement that was in effect at the time, Star Gas Corporation was entitled to reimbursement for all direct and indirect expenses incurred or payments it made on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by Star Gas Corporation in connection with operating the Partnership's business. Indirect expenses were allocated to the Partnership on a basis consistent with the type of expense incurred. For example, services performed by employees of Star Gas Corporation on behalf of the Partnership were reimbursed on the basis of hours worked and rent expense was reimbursed on the proportion of the square footage leased by the Partnership. For the fiscal years ended September 30, 1998 and 1999 (until the Star Gas / Petro Transaction resulting in Star Gas Corporation being replaced as the General Partner by Star Gas LLC), the Partnership reimbursed Star Gas Corporation and Petro $19.6 million and $10.2 million, respectively, representing salary, payroll tax and other compensation paid to the employees of the Star Gas Corporation. In addition, the Partnership reimbursed Petro $0.8 million and $0.4 million for the fiscal years ended September 30, 1998 and 1999, respectively, relating to the Partnership's share of the costs incurred by Petro in conducting the operations of a certain shared branch location which included managerial services.

17)      Subsequent Events

         Cash Distribution

         On October 25, 2000, the Partnership announced that it would pay cash distributions of $0.575 per Common Unit and $0.25 per unit on its Senior Subordinated Units. The distributions were paid on November 14, 2000 to holders of record as of November 8, 2000.

         Debt Refinancing

         On October 25, 2000, the heating oil division completed a refinancing of $40 million of indebtedness incurred under its bank acquisition facility through the issuance of a like amount of senior notes to three institutional purchasers. The senior notes bear interest at the rate of 8.96% per year and have an average life of seven and a quarter years with a final maturity date of November 1, 2010.

         Equity Offering

         During October and November 2000, the Partnership sold approximately
         1.5 million Common Units in a publicly underwritten offering. The offering price was $16.625 per unit. Approximately $12.8 million of the net proceeds were used to repay a portion of the amounts outstanding under the Partnership's bank acquisition facilities. The balance of the net proceeds were designated to fund acquisitions and for growth capital expenditures.

18)      Disclosures About the Fair Value of Financial Instruments

         Cash, Accounts Receivable, Notes Receivable and Other Current Assets,
         ---------------------------------------------------------------------
         Bank Facility Borrowings, Accounts Payable and Accrued Expenses
         ---------------------------------------------------------------

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

         The estimated fair value of the Partnership's long-term debt is summarized as follows:

         (in thousands)     At September 30, 1999       At September 30, 2000
                           -----------------------      ---------------------
                           Carrying      Estimated     Carrying      Estimated
                            Amount      Fair Value      Amount       Fair Value
                            ------      ----------      ------       ----------
         Long-term debt     $278,029       $279,631      $326,929     $320,540

         Limitations
         -----------

         Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

19)      Earnings Per Limited Partner Units

             (in thousands, except per unit data)                                             September 30,
                                                                                  -----------------------------------------
                                                                                      1998            1999            2000
                                                                                      ----            ----            ----
             Basic Earnings Per Unit:
             -----------------------
             Net income (loss)                                                      $  (955)       $(29,550)       $  1,353
             Less:  General Partner's interest in net income (loss)                     (19)           (587)             24
                                                                                    -------        --------        --------
              Limited Partner's interest in net income (loss)                       $  (936)       $(28,963)       $  1,329
                                                                                    =======        ========        ========

             Common Units                                                             3,639           8,830          15,438
             Senior Subordinated Units                                                    -           1,283           2,505
             Junior Subordinated Units                                                    -
                                                                                                        179             345
             Subordinated Units                                                       2,396           1,155               -
                                                                                    -------        --------        --------
              Weighted average number of Limited Partner units outstanding            6,035          11,447          18,288
                                                                                    =======        ========        ========

             Basic earnings (losses) per unit                                       $ (0.16)       $ (2.53)        $    .07
                                                                                    =======        ========        ========

             Diluted Earnings Per Unit:
             -------------------------
             Effect of dilutive securities                                          $     -        $      -        $      -
                                                                                    -------        --------        --------
              Limited Partner's interest in net income (loss)                       $  (936)       $(28,963)       $  1,329
                                                                                    =======        ========        ========

             Effect of dilutive securities                                                -               -               -
                                                                                    -------        --------        --------
              Weighted average number of Limited Partner units outstanding            6,035          11,447          18,288
                                                                                    =======        ========        ========

             Diluted earnings (losses) per unit                                     $ (0.16)       $ (2.53)        $    .07
                                                                                    =======        ========        ========

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

       The results of operations for the year ended September 30, 1999 include Petro's results of operations from March 26, 1999. Since the heating oil division was acquired after the heating season, the results for the year ended September 30, 1999 include expected third and fourth fiscal quarters losses but do not include the profits from the heating season. Accordingly, results of operations for the year ended September 30, 1999 presented are not indicative of the results to be expected for a full year. The TG&E acquisition was made on April 7, 2000. Accordingly, the results of operations for the year ended September 30, 2000 only include TG&E's results from April 7, 2000.

           (in thousands)                                               Three Months Ended

                                        ----------------------------------------------------------------------------------
                                         December 31, 1999     March 31, 2000        June 30, 2000     September 30, 2000   Total
                                        -------------------- -------------------- -------------------- ------------------- -------
           Sales                              $ 186,886            $ 321,695            $ 130,163            $ 105,920     $744,664
           Operating income (loss)               16,080               58,930              (15,448)             (30,650)      28,912
           Income (loss) before taxes
              and minority interest               9,478               51,902              (22,197)             (37,589)       1,594

           Net income (loss)                      9,365               51,687              (21,991)             (37,708)       1,353
           Limited Partner interest in
             net income (loss)                    9,191               50,772              (21,617)             (37,017)       1,329
           Net income (loss) per
             Limited Partner Unit/(a)/        $    0.53            $    2.80            $   (1.15)           $   (1.95)    $    .07

                                                                      Three Months Ended
                                      -----------------------------------------------------------------------------------
                                         December 31, 1998     March 31, 1999      June 30, 1999     September 30, 1999     Total
                                      ----------------------------------------- -------------------- --------------------  -------
         Sales                                $  30,237            $  52,101            $  79,092            $  62,590     $224,020
         Operating income (loss)                  3,523               14,753              (18,226)             (28,598)     (28,548)
         Income (loss) before taxes               1,300               12,347              (23,575)             (34,402)     (44,330)
         Net income (loss)                        1,294               12,315              (18,213)             (24,946)     (29,550)
         Limited Partner interest in
            net income (loss)                     1,268               12,069              (17,849)             (24,451)     (28,963)
         Net income (loss) per
            Limited Partner Unit/(a)/         $    0.20            $    1.75            $   (1.11)           $   (1.47)    $  (2.53)

       (a) The sum of the quarters do not add-up to the total due to the weighting of Limited Partner Units outstanding.

                                                                     Schedule II

                            Star Gas Partners, L.P.
                       VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended September 30, 1998, 1999 and 2000
                                (in thousands)


                                                                         Additions
                                                         --------------------------------------
                                             Balance at
                                          Beginning of Year      Charged to      Other Changes      Balance at
                                                       ----
  Year             Description                                Costs & Expenses    Add(Deduct)       End of Year
  ----             -----------                                ----------------    -----------       -----------
  1998    Allowance for doubtful accounts        $273                239               (260)/(a)/        $252
                                                 ====                ===               =====             ====


  1999    Allowance for doubtful accounts        $252                371              1,437/(b)/         $948
                                                 ====                ===              =====              ====
                                                                                     (1,112)/(a)/
                                                                                     =======
                                                                                      5,330/(c)/
  2000    Allowance for doubtful accounts        $948              2,669             (6,991)/(a)/      $1,956
                                                 ====              =====             =======           ======


(a)  Bad debts written off (net of recoveries).
(b)  Amount acquired as part of the Petro acquisition.
(c)  Amount acquired as part of the TG&E acquisition.