Form 10-Q
period 2000-12-31
STAR GAS PARTNERS LP
filed 2001-02-08
CIK 1002590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

                                  (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000
                                              -----------------

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

------------------------------------------------------------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___________________________
                                       ---

Indicate the number of shares outstanding of each issuer's classes of common stock, as of January 31, 2001:

      19,724,967      Common Units
       2,696,946      Senior Subordinated Units
         345,364      Junior Subordinated Units
         325,729      General Partner Units

                   STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q

Part I        Financial Information

                                                                                                                       Page
                                                                                                                       ----
              Item 1 - Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                     September 30, 2000 and December 31, 2000                                                             3

                  Condensed Consolidated Statements of Operations for the
                     Three months ended December 31, 1999 and December 31, 2000                                           4

                  Condensed Consolidated Statements of Comprehensive Income for the
                     Three months ended December 31, 1999 and December 31, 2000                                           5

                  Condensed Consolidated Statement of Partners' Capital for the three months ended
                     December 31, 2000                                                                                    6

                  Condensed Consolidated Statements of Cash Flows for the three months ended
                     December 31, 1999 and December 31, 2000                                                              7

                  Notes to Condensed Consolidated Financial Statements                                               8 - 14

              Item 2 - Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                                      15 - 19

              Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                        20

Part II       Other Information:

              Item 6 - Exhibits and Reports on Form 8-K                                                                  20

              Signature                                                                                                  21

                   STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                                          December 31,
                                                                                     September 30,           2000
                                                                                         2000             (unaudited)
                                                                                     ------------         -----------
Assets
Current assets:
    Cash and cash equivalents                                                         $    10,910         $    18,285
    Receivables, net of allowance of $1,956 and $3,445 respectively                        66,858             153,350
    Inventories                                                                            34,407              56,375
    Prepaid expenses and other current assets                                              14,815              24,965
                                                                                      -----------         -----------
           Total current assets                                                           126,990             252,975
                                                                                      -----------         -----------

Property and equipment, net                                                               171,300             177,754
Long-term portion of accounts receivable                                                    7,282               7,389
Intangibles and other assets, net                                                         313,404             320,859
                                                                                      -----------         -----------
           Total assets                                                               $   618,976         $   758,977
                                                                                      ===========         ===========
Liabilities and Partners' Capital
Current liabilities:
    Accounts payable                                                                  $    27,874         $    61,456
    Working capital facility borrowings                                                    24,400              94,933
    Current maturities of long-term debt                                                   16,515              30,029
    Accrued expenses                                                                       42,410              50,187
    Unearned service contract revenue                                                      15,654              18,582
    Customer credit balances                                                               37,943              21,981
                                                                                      -----------         -----------
           Total current liabilities                                                      164,796             277,168
                                                                                      -----------         -----------

Long-term debt                                                                            310,414             302,834
Other long-term liabilities                                                                 4,588               4,760

Partners' Capital:
    Common unitholders                                                                    134,672             162,766
    Subordinated unitholders                                                                6,090               8,861
    General partner                                                                        (1,584)             (1,301)
    Accumulated other comprehensive income                                                      -               3,889
                                                                                      -----------         -----------
           Total Partners' Capital                                                        139,178             174,215
                                                                                      -----------         -----------

           Total Liabilities and Partners' Capital                                    $   618,976         $   758,977
                                                                                      ===========         ===========

See accompanying notes to condensed consolidated financial statements.

                   STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                            Three Months Ended December 31,
                                                                        -------------------------------------
(in thousands, except per unit data)                                         1999                 2000
                                                                        ----------------    -----------------
Sales:
   Product                                                                $    160,540        $  290,591
   Installation, service and appliances                                         26,346            32,913
                                                                          ------------        ----------
       Total sales                                                             186,886           323,504

Costs and expenses:
   Cost of product                                                              86,546           194,386
   Cost of installation, service and appliances                                 30,885            36,916
   Delivery and branch                                                          40,302            49,334
   Depreciation and amortization                                                 8,404             9,647
   General and administrative                                                    4,681             6,893
   TG&E customer acquisition expense                                                 -               653
   Unit compensation expense                                                         -               500
   Net gain on sales of assets                                                      12                11
                                                                          ------------        ----------
       Operating income                                                         16,080            25,186
Interest expense, net                                                            6,473             8,117
Amortization of debt issuance costs                                                129               145
                                                                          ------------        ----------
       Income before income taxes and cumulative effect of
          change in accounting principle                                         9,478            16,924
Income tax expense                                                                 113               716
                                                                          ------------        ----------
       Income before cumulative change in accounting principle                   9,365            16,208
Cumulative effect of change in accounting principle for adoption
   of SFAS No. 133, net of income taxes                                              -             1,466
                                                                          ------------        ----------

       Net income                                                         $      9,365        $   17,674
                                                                          ============        ==========

       General Partner's interest in net income                           $        174        $      283
                                                                          ------------        ----------

Limited Partners' interest in net income                                  $      9,191        $   17,391
                                                                          ============        ==========

Net income per Limited Partner unit:
   Basic                                                                  $       0.53        $     0.87
                                                                          ============        ==========
   Diluted                                                                $       0.53        $     0.86
                                                                          ============        ==========

Weighted average number of Limited Partner units outstanding:
   Basic                                                                        17,200            20,073
                                                                          ============        ==========
   Diluted                                                                      17,200            20,186
                                                                          ============        ==========

See accompanying notes to condensed consolidated financial statements.

                   STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)

                                                                           Three Months Ended December 31,
                                                                          --------------------------------
(in thousands)                                                                1999                2000
                                                                          -----------         ------------
Net income                                                                $    9,365           $    17,674

Other comprehensive income (loss)
   Unrealized loss on derivative instruments                                       -                (6,305)
                                                                          ----------           -----------
Comprehensive income                                                      $    9,365           $    11,369
                                                                          ==========           ===========

Reconciliation of Accumulated Other Comprehensive Income

Balance, beginning of period                                              $        -           $         -
   Cumulative effect of the adoption of SFAS No. 133                               -                10,544
   Current period reclassification to earnings                                     -                  (350)
   Current period other comprehensive loss                                         -                (6,305)
                                                                          ----------           -----------
Balance, end of period                                                    $        -           $     3,889
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

                   STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                  (unaudited)

(in thousands, except per unit amounts)

                                     Number of Units
                         ---------------------------------------

                                                                                                            Other
                                                                                                           Compre-       Total
                                      Senior  Junior   General              Senior   Junior     General    hensive     Partners'
                             Common    Sub.    Sub.    Partner   Common      Sub.     Sub.      Partner    Income       Capital
                             ------    ----    ----    -------   ------      ----     ----      -------    ------       -------

                         -------------------------------------------------------------------------------------------------------
Balance as of
  September 30, 2000         16,045    2,587     345       326  $ 134,672    $ 6,125  $ (35)   $ (1,584)    $     -    $ 139,178

Issuance of Common
  Units                       1,495                                23,364                                                 23,364

Issuance of Senior
  Subordinated Units                     110                                     859                                         859

Net income                                                         14,811      2,279    301         283                   17,674

Other comprehensive
  income
    Net change for
    the adoption of
    SFAS No 133                                                                                               3,889        3,889
Distributions:
  ($0.575 per common
    unit)                                                         (10,081)                                               (10,081)
  ($0.25 per senior
    subordinated Unit)                                                          (668)                                       (668)
                         -------------------------------------------------------------------------------------------------------
Balance as of
  December 31, 2000          17,540    2,697     345       326  $ 162,766    $ 8,595  $ 266    $ (1,301)    $ 3,889    $ 174,215
                         =======================================================================================================

See accompanying notes to condensed consolidated financial statements.

                   STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


(in thousands)                                                                          Three Months Ended December 31,
                                                                                     -------------------------------------
                                                                                            1999                 2000
                                                                                     ------------------      -------------
Cash flows from operating activities:
Net income                                                                            $    9,365                 $   17,674
Adjustments to reconcile net income to net cash
 provided by operating activities:
Depreciation and amortization                                                              8,404                      9,647
Amortization of debt issuance cost                                                           129                        145
Unit compensation expense                                                                      -                        500
Provision for losses on accounts receivable                                                  430                      1,337
Gain on sales of assets                                                                      (12)                       (11)
Cumulative effect of change in accounting principle for the adoption of SFAS
 No. 133                                                                                       -                     (1,466)
Changes in operating assets and liabilities, net of amounts acquired:
   Increase in receivables                                                               (41,376)                   (86,467)
   Increase in inventories                                                                (1,679)                   (16,322)
   Decrease (increase) in other assets                                                     2,727                    (10,155)
   Increase in accounts payable                                                            7,410                     33,726
   Decrease in other current and long-term liabilities                                    (6,876)                    (6,067)
                                                                                      ----------                 ----------
      Net cash used in operating activities                                              (21,478)                   (57,459)
                                                                                      ----------                 ----------

Cash flows from investing activities:
Capital expenditures                                                                      (1,569)                    (4,118)
Proceeds from sales of fixed assets                                                          135                        127
Acquisitions                                                                              (3,615)                   (19,621)
                                                                                      ----------                 ----------
      Net cash used in investing activities                                               (5,049)                   (23,612)
                                                                                      ----------                 ----------

Cash flows from financing activities:
Working capital facility  borrowings                                                      47,600                     79,190
Working capital facility repayments                                                       (9,425)                    (8,657)
Acquisition facility borrowings                                                            5,000                     11,700
Acquisition facility repayments                                                                -                    (41,800)
Proceeds from issuance of debt                                                                 -                     40,292
Repayment of debt                                                                         (2,709)                    (4,258)
Increase in deferred charges                                                                   -                        (97)
Proceeds from issuance of Common Units, net                                                    -                     23,364
Distributions                                                                             (8,270)                   (10,749)
Other                                                                                       (251)                      (539)
                                                                                      ----------                 ----------
      Net cash provided by financing activities                                           31,945                     88,446
                                                                                      ----------                 ----------

      Net increase in cash                                                                 5,418                      7,375
Cash at beginning of period                                                                4,492                     10,910
                                                                                      ----------                 ----------
Cash at end of period                                                                 $    9,910                 $   18,285
                                                                                      ==========                 ==========

See accompanying notes to condensed consolidated financial statements.

                   STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)   Partnership Organization

     Star Gas Partners, L.P. ("Star Gas Partners" or the "Partnership") is a diversified home energy distributor and services provider, specializing in heating oil, propane, natural gas and electricity. Star Gas Partners is a Master Limited Partnership who at December 31, 2000 had 17.5 million common limited partner units (trading symbol "SGU" representing a 83.9% limited partner interest in Star Gas Partners) and 2.7 million senior subordinated units (trading symbol "SGH" representing a 12.9% limited partner interest in Star Gas Partners) are traded on the New York Stock Exchange. Additional interest in Star Gas Partners are represented by 0.3 million junior subordinated units (representing a 1.6% limited partner interest in Star Gas Partners) and 0.3 million general partner units (representing a 1.6% general partner interest in Star Gas Partners).

     Operationally the Partnership is organized as follows:

     . Petro Holdings, Inc. ("Petro" or the "heating oil segment"), is the nation's largest retail distributor of home heating oil and serves approximately 385,000 customers in the Northeast and Mid-Atlantic. Petro is an indirect wholly owned subsidiary of Star Gas Propane, L.P.

     . Star Gas Propane, L.P., ("Star Gas Propane" or the "propane segment") is a wholly owned subsidiary of Star Gas Partners. Star Gas Propane markets and distributes propane gas and related products to more than 210,000 customers in the Midwest and Northeast.

     . Total Gas and Electric ("TG&E" or the "natural gas and electric reseller segment") is an energy reseller that markets natural gas and electricity to residential homeowners in deregulated energy markets in the Northeast and Mid-Atlantic states of New York, New Jersey, Pennsylvania and Maryland and serves approximately 110,000 residential customers. TG&E is a 72.7% owned subsidiary of Star Gas Partners.

2)   Summary of Significant Accounting Policies

     Basis of Presentation
     The Consolidated Financial Statements for the period October 1, 1999 through April 6, 2000 include the accounts of Star Gas Partners, L.P., and subsidiaries, principally Petro and Star Gas Propane. Beginning April 7, 2000, the Consolidated Financial Statements also include the accounts and results of operations of TG&E and reflects the amounts related to the 23.7% minority interest holder.

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

     Inventories
     Inventories are stated at the lower cost or market and are computed on a first-in, first-out basis. At the dates indicated, the components of inventory were as follows:

                                              September 30, 2000       December 31, 2000
                                              ------------------       -----------------
     (in thousands)
     Propane gas                                   $ 6,323                    $12,256
     Propane appliances and equipment                2,313                      2,373
     Fuel oil                                       14,263                     24,460
     Fuel oil parts and equipment                    7,374                      7,488
     Natural gas                                     4,134                      9,798
                                                   -------                    -------
                                                   $34,407                    $56,375
                                                   =======                    =======

     Accounting Changes

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) as amended by SFAS No. 137 and No. 138. SFAS No. 133 which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Partnership's balance sheet and measurement of those instruments at fair value and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge, and if so, the type of hedge. For derivatives designated as Cash Flow Hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. For derivatives recognized as Fair Value Hedges, changes in fair value are recognized in the income statement and are offset by related changes in the fair value of the item hedged. Changes in the fair value of derivative instruments, which are not designated as hedges or which do not qualify for hedge accounting are recognized currently in earnings.

     The Partnership periodically hedges a portion of its oil, propane and natural gas purchases through the use of futures, options, collars and swap agreements. The purpose of the hedges is to provide a measure of stability in the volatile market of oil, propane and natural gas prices and to manage its exposure to commodity price risk under certain existing sales commitments. The Partnership also has derivative agreements that management has decided not to treat as hedge transactions for accounting purposes and as such, mark-to-market adjustments are recognized currently in earnings.

     The Partnership adopted SFAS No. 133 on October 1, 2000, and records its derivatives at fair market value. As a result of adopting the Standard, the Partnership recognized current assets of $12.0 million, a $1.5 million increase in net income and a $10.5 million increase in additional other comprehensive income which were recorded as cumulative effect of a change in accounting principle. For the three month period ended December 31, 2000, the Partnership recorded a net decrease of $6.3 million to other comprehensive income for the net change in value of derivative instruments designated as cash flow hedges, and recorded a net loss of approximately $0.4 million representing the net change in the fair value of all the derivative contracts which are no longer outstanding at December 31, 2000. The fair value of these contracts is recorded in the Partnership's balance sheets. The estimated net amount of existing gains currently within other comprehensive income are expected to be reclassified into earnings within the next six months.

3)   Long-term Debt

     On October 25, 2000, the heating oil division completed a refinancing of $40 million of indebtedness incurred under its bank acquisition facility through the issuance of senior notes. The senior notes bear an average interest rate of 8.96% per year, have an average life of five and three-quarter years and are guaranteed by Star Gas Partners. The first maturity date of the senior notes is November 1, 2004 with a final maturity date of November 1, 2010.

4)   Segment Reporting

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Partnership has four reportable segments, as a retail distributor of heating oil, as a retail distributor of propane, a reseller of natural gas and electricity and as the public master limited partnership, Star Gas Partners. Management has chosen to organize the enterprise under these four segments in order to leverage the expertise it has in each industry, allow each segment to continue to strengthen its core competencies and provide a clear means for evaluation of operating results.

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

     The natural gas and electric reseller segment is primarily engaged in offering natural gas and electricity to residential consumers in deregulated energy markets. In deregulated energy markets customers have a choice in selecting energy suppliers to power and / or heat their homes. As a result, a significant portion of this segment's revenue is directly related to weather conditions. TG&E operates in nine markets in the Northeast/Mid-Atlantic states where competition for energy suppliers range from independent resellers, like TG&E, to large public utilities.

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

       (in thousands)                                                   Three Months Ended
                                ---------------------------------------------------------------------------------------------------
                                             December 31, 1999                                 December 31, 2000
                                -----------------------------------------  --------------------------------------------------------
                                   Heating                                  Heating
       Statements of Operations      Oil     Propane  Partners   Consol.      Oil       Propane      TG&E   Partners     Consol.
       ------------------------      ---     -------  --------   -------      ---       -------      ----   --------     -------
       Sales:
        Product                    $123,885   36,655   $   -    $160,540   $204,944      $65,649   $ 19,998  $      -    $290,591
        Installation, service,
         and appliance               22,448    3,898       -      26,346     27,119        5,794          -         -      32,913
                                   --------  -------   -----    --------   --------      -------   --------  --------    --------
         Total sales                146,333   40,553       -     186,886    232,063       71,443     19,998         -     323,504
       Costs and expenses:
        Cost of product              68,887   17,659       -      86,546    137,094       39,417     17,875         -     194,386
        Cost of installation,
         service, and appliances     29,512    1,373       -      30,885     34,942        1,974          -         -      36,916
        Delivery and branch          29,176   11,126       -      40,302     35,677       13,657          -         -      49,334
        Depreciation and
         amortization                 5,306    3,098       -       8,404      6,273        3,133        239         2       9,647
        General and
         administrative               2,586    1,471     624       4,681      2,390        1,670      1,692     1,141       6,893
        TG&E customer
         acquisition expense              -        -       -           -          -            -        653         -         653
        Unit compensation
         expense                          -        -       -           -          -            -          -       500         500
        Net gain (loss) on
         sales of assets                  3        9       -          12        (13)          24          -         -          11
                                   --------  -------   -----    --------   --------      -------   --------  --------    --------
         Operating income (loss)     10,869    5,835    (624)     16,080     15,674       11,616       (461)   (1,643)     25,186
       Interest expense (income),
        net                           4,276    2,199      (2)      6,473      5,164        2,726        526      (299)      8,117
       Amortization of debt
        issuance costs                   84       45       -         129         94           51          -         -         145
                                   --------  -------   -----    --------   --------      -------   --------  --------    --------
         Income (loss) before
          income taxes                6,509    3,591    (622)      9,478     10,416        8,839       (987)   (1,344)     16,924
       Income tax expense                75       38       -         113        675           41          -         -         716
                                   --------  -------   -----    --------   --------      -------   --------  --------    --------
        Income (loss) before
        cumulative effect of
        adoption of
        accounting principle          6,434    3,553    (622)      9,365      9,741        8,798       (987)   (1,344)     16,208
       Cumulative effect of
         adoption of
         accounting principle             -        -       -           -      2,093         (229)      (398)        -       1,466
                                   --------  -------   -----    --------   --------      -------   --------  --------    --------

         Net income (loss)         $  6,434  $ 3,553   $(622)   $  9,365   $ 11,834      $ 8,569   $ (1,385) $ (1,344)   $ 17,674
                                   ========  =======   =====    ========   ========      =======   ========  ========    ========

       Capital expenditures        $    453  $ 1,116   $   -    $  1,569   $  2,440      $ 1,621   $     57  $      -    $  4,118
                                   ========  =======   =====    ========   ========      =======   ========  ========    ========

       (in thousands)                   September 30, 2000                                    December 31, 2000
                        ----------------------------------------------------  ----------------------------------------------------
                           Heating                                     (1)     Heating                                       (1)
     Balance Sheets         Oil      Propane     TG&E     Partners   Consol.     Oil      Propane      TG&E    Partners    Consol.
     --------------         ---      -------     ----     --------   -------     ---      -------      ----    --------    -------
     Assets
     Current assets:
       Cash and cash
         equivalents      $  6,288   $  2,765   $    222  $  1,635   $ 10,910  $  5,481   $  5,557   $  6,613  $    634   $ 18,285
       Receivables, net     51,475      9,976      5,407         -     66,858   113,587     27,285     12,478         -    153,350
       Inventories          21,637      8,636      4,134         -     34,407    31,948     14,629      9,798         -     56,375
       Prepaid expenses
         and other
         current assets     12,502      1,017      2,157         -     14,815    18,608      3,731      3,488         -     24,965
                           -------   --------   --------  --------   --------  --------   --------   --------  --------   --------
          Total current
             assets         91,902     22,394     11,920     1,635    126,990   169,624     51,202     32,377       634    252,975
     Property and
        equipment, net      39,026    132,008        266         -    171,300    42,046    135,404        304         -    177,754
     Long-term portion
        of accounts
          receivable         7,282          -          -         -      7,282     7,389          -          -         -      7,389
     Investment in
        subsidiaries             -     69,309          -   143,036          -         -     85,298          -   179,805          -
     Intangibles and
       other assets, net   236,069     63,003     14,174       158    313,404   242,938     63,623     14,082       216    320,859
                          --------   --------   --------  --------   --------  --------   --------   --------  --------   --------
          Total assets    $374,279   $286,714   $ 26,360  $144,829   $618,976  $461,997   $335,527   $ 46,763  $180,655   $758,977
                          ========   ========   ========  ========   ========  ========   ========   ========  ========   ========


     Liabilities and       Heating                                     (1)     Heating                                       (1)
       Partners' Capital    Oil      Propane     TG&E     Partners   Consol.     Oil      Propane      TG&E    Partners    Consol.
                            ---      -------     ----     --------   -------     ---      -------      ----    --------    -------
     Current Liabilities:
       Accounts payable   $ 11,887   $  7,436   $  8,551  $      -   $ 27,874  $ 27,637   $ 18,114   $ 15,705  $      -   $ 61,456
       Working capital
         facility
           borrowings       17,000        800      6,600         -     24,400    72,000     10,640     12,293         -     94,933
       Current maturities
         of long-term debt   7,669      8,846          -         -     16,515    26,806      3,223          -         -     30,029
       Accrued expenses
         and other current
         liabilities        36,882      4,006      1,521         -     42,410    36,929      9,300      3,753       205     50,187
       Due to affiliate     (1,115)    (3,674)         -     4,789          -    (2,278)    (2,634)      (461)    5,373          -
       Unearned service
         contract revenue   15,654          -          -         -     15,654    18,582          -          -         -     18,582
       Customer credit
         balances           26,101      9,805      2,037         -     37,943    14,298      4,708      2,975         -     21,981
                          --------   --------   --------  --------   --------  --------   --------   --------  --------   --------
          Total current
            liabilities    114,078     27,219     18,709     4,789    164,796   193,974     43,351     34,265     5,578    277,168
     Long-term debt        186,397    122,154      1,863         -    310,414   178,154    121,577      3,103         -    302,834
     Other long-term
        liabilities          4,495         93          -         -      4,588     4,571         97         92         -      4,760
     Partners' Capital:
       Equity Capital       69,309    137,248      5,788   140,040    139,178    85,298    170,502      9,303   175,077    174,215
                          --------   --------   --------  --------   --------  --------   --------   --------  --------   --------
     Total liabilities
       and Partners'
       Capital            $374,279   $286,714   $ 26,360  $144,829   $618,976  $461,997   $335,527   $ 46,763  $180,655   $758,977
                          ========   ========   ========  ========   ========  ========   ========   ========  ========   ========

         (1) The consolidated amounts include the necessary entries to eliminate the investment in Petro Holdings, Star Gas Propane and TG&E.

5)   Acquisitions

     During the three month period ending December 31, 2000, the Partnership acquired five unaffiliated retail heating oil dealers and three unaffiliated retail propane dealers. The aggregate consideration for these acquisitions accounted for by the purchase method of accounting was approximately $19.6 million. Purchase prices have been allocated to the acquired assets and liabilities based on their respective fair market values on the dates of acquisition. The purchase prices in excess of the fair values of net assets acquired were classified as intangibles in the Condensed Consolidated Balance Sheets.

     The following table indicates the allocation of the aggregate purchase price paid for these acquisitions and the respective periods of amortization assigned:

               (in thousands)                                     Useful Lives
                                                                  ------------
               Land                                    $   751    -
               Buildings                                   362    30 years
               Furniture and fixtures                       40    10 years
               Fleet                                     1,764    5 - 30 years
               Tanks and equipment                       3,069    5 - 30 years
               Customer lists                            7,660    7 - 15 years
               Restrictive covenants                     1,660    5 years
               Goodwill                                  3,570    25 years
               Working capital                             745    -
                                                       -------
                   Total                               $19,621
                                                       =======


     Sales and net income have been included in the Condensed Consolidated Statements of Operations from the respective dates of acquisition. The following pro forma information presents the results of operations for the three months ending December 31, 2000 of the Partnership and the acquisitions previously described, as if the acquisitions had taken place on October 1, 2000.

               (in thousands, except per share data)
               Sales                                                   $325,945
                                                                       ========
               Net income                                              $ 17,548
                                                                       ========
               General Partner's interest in net income                $    281
                                                                       ========
               Limited Partners' interest in net income                $ 17,267
                                                                       ========
               Basic net income per limited partner unit               $   0.86
                                                                       ========
               Diluted net income per limited partner unit             $   0.86
                                                                       ========



6)   Supplemental Disclosure of Cash Flow Information

            (in thousands)                      Three Months Ended December  31,
                                                --------------------------------
                                                        1999         2000
                                                        ----         ----
               Cash paid during the period for:
                Income taxes                           $     3      $    16
                Interest                               $ 7,897      $10,187

7)   Earnings Per Limited Partner Units

                                                                                                     Three Months Ended
       (in thousands, except per unit data)                                                             December 31,
                                                                                                        ------------
                                                                                                       1999       2000
                                                                                                       ----       ----
       Income before cumulative effect of change in accounting principle per
         Limited Partner unit
          Basic                                                                                       $  0.53   $  0.80
          Diluted                                                                                     $  0.53   $  0.79

       Cumulative effect of change in accounting principle per Limited Partner unit
          Basic                                                                                       $     -   $  0.07
          Diluted                                                                                     $     -   $  0.07


       Net income per Limited Partner unit
          Basic                                                                                       $  0.53   $  0.87
          Diluted                                                                                     $  0.53   $  0.86

       Basic Earnings Per Unit:
       ------------------------
       Net income                                                                                     $ 9,365   $17,674
       Less:  General Partner's interest in net income                                                    174       283
                                                                                                      -------   -------
          Limited Partner's interest in net income                                                    $ 9,191   $17,391
                                                                                                      =======   =======

       Common Units                                                                                    14,378    17,052
       Senior Subordinated Units                                                                        2,477     2,676
       Junior Subordinated Units                                                                          345       345
                                                                                                      -------   -------
          Weighted average number of Limited Partner units outstanding                                 17,200    20,073
                                                                                                      =======   =======
          Basic earnings per unit                                                                     $  0.53   $  0.87
                                                                                                      =======   =======

       Diluted Earnings Per Unit:
       --------------------------
          Limited Partners' interest in net income                                                     $ 9,191   $17,391
                                                                                                       =======   =======

          Weighted average number of Limited Partner units outstanding                                  17,200    20,073
          Senior subordinated units anticipated to be issued under employee incentive plan                   -       113
                                                                                                       -------   -------
             Diluted number of Limited Partner units                                                    17,200    20,186
                                                                                                       =======   =======
             Diluted earnings per unit                                                                 $  0.53   $  0.86
                                                                                                       =======   =======

8)   Subsequent Events

     Cash Distribution
     On January 18, 2001, the Partnership announced that it would pay a cash distribution of $0.575 per Unit on all units for the three months ended December 31, 2000. The distributions will be paid on February 14, 2001 to holders of record as of February 5, 2001.

     Acquisitions
     On January 16, 2001, the Partnership completed the acquisition of certain assets of a distributor of home heating oil located in New York City, with annual sales of 35.0 million gallons of heating oil and 13.0 million gallons of commercial fuels. On February 2, 2001, the Partnership also completed the acquisition of certain assets of a retail propane distributor, located in the states of Wisconsin, Minnesota, Florida and Georgia, with annual sales of 22.0 million gallons of propane.

     Equity Offering
     On January 25, 2001, the Partnership sold 2.2 million Common Units (including the exercise of the over-allotment option) of limited partner interests in a publicly underwritten offering. The offering price was $17.4375 per unit. A portion of the net proceeds will be used to repay $12.1 million of the heating oil operations' revolving acquisition line of credit. The balance of the net proceeds will be used to fund acquisitions, and for the growth capital expenditures.

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

The Total Gas and Electric (TG&E) acquisition was made on April 7, 2000. Accordingly, the results of operations for the three month period ended December 31, 2000 include TG&E's results whereas the results for the previous corresponding quarter do not include TG&E's results.

The primary use for heating oil, propane and natural gas is for space heating in residential and commercial applications. As a result, weather conditions have a significant impact on financial performance and should be considered when analyzing changes in financial performance. In addition, gross margins vary according to customer mix. For example, sales to residential customers generate higher profit margins than sales to other customer groups, such as agricultural customers. Accordingly, a change in customer mix can effect gross margins without necessarily impacting total sales.

Also, the heating oil, propane and natural gas industries are seasonal in nature with peak activity occurring during the winter months. Accordingly, results of operations for the periods presented are not indicative of the results to be expected for a full year.

THREE MONTHS ENDED DECEMBER 31, 2000
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999
------------------------------------------------


Volume

For the three months ended December 31, 2000, retail volume of home heating oil and propane increased 38.8 million gallons, or 28.5%, to 174.9 million gallons, as compared to 136.1 million gallons for the three months ended December 31, 1999. This increase was due to an additional 26.8 million gallons provided by the heating oil segment and a 12.1 million gallon increase in the propane segment. Volume increased in the heating oil and propane segments largely due to the impact of colder temperatures, additional volume provided by acquisitions and as a result of internal growth. Temperatures in the Partnership's areas of operations were an average of 25.3% colder than in the prior year's comparable quarter and 11.0% colder than normal.


Sales

For the three months ended December 31, 2000, sales increased $136.6 million, or 73.1%, to $323.5 million, as compared to $186.9 million for the three months ended December 31, 1999. This increase was due to an additional $85.7 million provided by the home heating oil segment, $20.0 million of TG&E sales and a $30.9 million increase in the propane segment. Sales rose in both the heating oil and propane segments due to increased selling prices and from increased retail volume. Selling prices increased versus the prior year's comparable period in response to higher supply costs. Sales also increased in the heating oil division by $4.7 million and by $1.9 million in the propane division due to increases in the sales of rationally related products including heating equipment installation and service and water softeners.


Cost of Product

For the three months ended December 31, 2000, cost of product increased $107.8 million, or 124.6%, to $194.4 million, as compared to $86.5 million for the three months ended December 31, 1999. This increase was due to an additional $68.2 million of cost of product at the home heating segment, $17.9 million of TG&E cost of product and a $21.8 million increase in the propane segment. The cost of product for both the heating oil and propane segments increased due to the impact of higher supply cost and as a result of higher retail volume sales. While selling prices and supply cost increased on a per gallon basis for both the heating oil and propane divisions the increase in selling prices was greater than the increase in supply costs, which resulted in an increase in per gallon margins.


Cost of Installation, Service and Appliances

For the three months ended December 31, 2000, cost of installation, service and appliances increased $6.0 million, or 19.5%, to $36.9 million, as compared to $30.9 million for the three months ended December 31, 1999. This increase was due to an additional $5.4 million of expenses for the heating oil segment and a $0.6 million increase in cost for the propane segment. The cost of installation, service and appliances for both the heating oil and propane segments increased due to the additional sales of rationally related products and to a lesser extent as a result of additional service cost due to the colder temperatures.

Delivery and Branch Expenses

For the three months ended December 31, 2000, delivery and branch expenses increased $9.0 million, or 22.4%, to $49.3 million, as compared to $40.3 million for the three months ended December 31, 1999. This increase was due to an additional $6.5 million of delivery and branch expenses at the heating oil segment and a $2.5 million increase in delivery and branch expenses for the propane segment. Delivery and branch expenses increased both at the heating oil and propane segments due to additional operating cost associated with higher retail volume sales, inflation and for additional operating cost of acquired companies.


Depreciation and Amortization Expenses

For the three months ended December 31, 2000, depreciation and amortization expenses increased $1.2 million, or 14.8%, to $9.6 million, as compared to $8.4 million for the three months ended December 31, 1999. This increase was primarily due to $0.2 million of depreciation and amortization expense for TG&E and additional depreciation and amortization for heating oil and propane acquisitions.


General and Administrative Expenses

For the three months ended December 31, 2000, general and administrative expenses increased $2.2 million, or 47.3%, to $6.9 million, as compared to $4.7 million for the three months ended December 31, 1999. The increase was due to $1.7 million of TG&E general and administrative expenses and a $0.5 million increase in general and administrative expenses at the Partnership level. The Partnership level increase was primarily due to an accrual for compensation earned for unit appreciation rights previously granted and for professional fees incurred for the recruitment of certain executive positions.


TG&E Customer Acquisition Expense

For the three months ended December 31, 2000, TG&E customer acquisition expense was $0.7 million. This TG&E segment expense is for the cost of acquiring new accounts through the services of a third party direct marketing company.


Unit Compensation Expense

For the three months ended December 31, 2000, unit compensation expense was $0.5 million. This expense was incurred under the Partnership's Unit Incentive Plan whereby certain employees and outside directors were granted senior subordinated units as an incentive for increased efforts during employment and as an inducement to remain in the service of the Partnership.


Interest Expense, net

For the three months ended December 31, 2000, net interest expense increased $1.6 million, or 25.4%, to $8.1 million, as compared to $6.5 million for the three months ended December 31, 1999. This increase was due to additional interest expense for higher working capital borrowings necessitated by the higher cost of product as well as for additional interest expense for the financing of propane and heating oil acquisitions.

Income Tax Expense

For the three months ended December 31, 2000, income tax expense increased $0.6 million to $0.7 million, as compared to $0.1 million for the three months ended December 31, 1999. This increase was due to additional state income taxes for higher pretax earnings achieved for the three months ended December 31, 2000.


Cumulative Effect of Adoption of Accounting Principle

For the three months ended December 31, 2000, the Partnership recorded a $1.5 million increase in income arising from the adoption of SFAS No. 133.


Net Income

For the three months ended December 31, 2000, net income increased $8.3 million, or 88.7%, to $17.7 million, as compared to $9.4 million for the three months ended December 31, 1999. The increase was due to an additional $5.4 million of net income at the heating oil segment and a $5.0 million increase in net income at the propane segment. The improvement in the net income for these segments was due to colder weather, per gallon improvement in gross profit margins and as a result of internal growth. Partially offsetting these increases in net income were $1.4 million of net loss for TG&E and $0.7 million more of net loss at the Partnership level, largely the result of the increase in unit compensation expense recorded at the Partnership level.


Earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of assets (EBITDA)

For the three months ended December 31, 2000, earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of assets (EBITDA) increased $11.5 million, or 47.0% to $36.0 million as compared to $24.5 million, for the three months ended December 31, 1999. This increase was due to $5.8 million of additional EBITDA generated by the heating oil segment, $0.4 million of TG&E EBITDA, a $5.8 million increase in the propane segment EBITDA partially offset by $0.5 million of additional expenses at the Partnership level. The increase in the heating oil and propane segments was due to additional EBITDA provided by the impact of colder temperatures, acquisitions, higher per gallon gross profit margins and by internal growth. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies.

Liquidity and Capital Resources

During October 2000, the Partnership sold 1.5 million common units (including
0.2 million of overallotment units exercised), the net proceeds of which, net of underwriter's discount, commission, and offering expenses was $23.4 million. These funds combined with net cash provided by $40.4 million in net working capital and acquisition facility borrowings, $40.3 million of long-term debt borrowings ($40.0 million of senior secured notes and $0.3 million of acquisition related notes) and $0.1 million in proceeds from the sale of fixed assets amounted to $104.2 million. Such funds were used for operating activities of $57.5 million, acquisitions of $19.6 million, distributions of $10.7 million, debt repayment of $4.3 million, capital expenditures of $4.1 million and other financing activities of $0.6 million. As a result of the above activity, cash increased by $7.4 million to $18.3 million.

The $40.0 million of senior secured notes mentioned above were issued to three institutional lenders by the heating oil segment to complete a refinancing of $40.0 million of indebtedness incurred under its bank acquisition facility. The senior notes bear interest at the rate of 8.96% per year and have an average life of five and three-quarter years with a final maturity date of November 1, 2010.

On January 25, 2001, the Partnership sold 2.2 million Common Units (including the exercise of the over-allotment option) of limited partner interests in a publicly underwritten offering. The offering price was $17.4375 per unit. A portion of the net proceeds will be used to repay $12.1 million of the heating oil operations' revolving acquisition line of credit. The balance of the net proceeds will be used to fund acquisitions, and for the growth capital expenditures.

For the remainder of fiscal 2001, the Partnership anticipates paying interest of approximately $23 million and anticipates growth and maintenance capital additions of approximately $11 million. In addition, the Partnership plans to pay distributions on its units in accordance with the partnership agreement. The Partnership also plans to pursue strategic acquisitions as part of its business strategy and to prudently fund such acquisitions through a combination of debt and equity. Based on its current cash position, bank credit availability and net cash from operating activities, the Partnership expects to be able to meet all of its obligations for fiscal 2001.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

The Partnership is exposed to interest rate risk primarily through its bank credit facilities. The Partnership utilizes these borrowings to meet its working capital needs and also to fund the short-term needs of its acquisition program.

At December 31, 2000, the Partnership had outstanding borrowings of approximately $105.7 million under its Bank Credit Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $1.1 million annually.

The Partnership also selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and commodity market price of home heating oil, propane and natural gas. The Partnership does not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Partnership would pay for the product being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at December 31, 2000, the potential unrealized gain on the Partnership's hedging activity would be increased by $3.6 million to an unrealized gain of $5.3 million; and conversely a hypothetical ten percent decrease in the cost of product would be a decrease of $3.5 million to an unrealized loss of $1.8 million.



                           PART II OTHER INFORMATION
                           -------------------------


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)       Exhibits Included Within:
          -------------------------

          (27) Financial Data Schedule



(b)       Reports on Form 8-K:
          --------------------

          10/25/00 This Form 8-K consists of the following historical press release: Star Gas Partners, L.P. Reports Significant EBITDA Improvement in Fiscal 2000 Third Quarter Declares Common Unit Distribution and Announces Commencement of Senior Subordinated Unit Distribution (Released July 25, 2000).

          10/27/00 This Form 8-K consists of a copy of the underwriting agreement for a firm commitment public offering of 1,300,000 common units of the registrant that were previously registered pursuant to a shelf registration statement on Form S-3 (SEC File No. 333-94031).

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:



Star Gas Partners, L.P.
By:  Star Gas LLC (General Partner)



Signature                         Title                         Date
---------                         -----                         ----


/s/ George Leibowitz              Chief Financial Officer       February 8, 2001
    -------------------------
    George Leibowitz              Star Gas LLC
                                  (Principal Financial Officer)

/s/ James J. Bottiglieri          Vice President                February 8, 2001
    -------------------------
    James J. Bottiglieri          Star Gas LLC