Form 10-Q
period 2001-03-31
STAR GAS PARTNERS LP
filed 2001-05-10
CIK 1002590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                                   (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                                --------------

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                       Commission File Number:  33-98490
                                                --------


                            STAR GAS PARTNERS, L.P.
                            -----------------------
             (Exact name of registrant as specified in its charter)


Delaware                                06-1437793
--------                                -------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


2187 Atlantic Street, Stamford, Connecticut             06902
--------------------------------------------------------------------------------
(Address of principal executive office)

(203) 328-7300
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X       No _____
                                         -------

Indicate the number of shares outstanding of each issuer's classes of common stock, as of May 3, 2001:


19,724,967   Common Units
 2,696,946   Senior Subordinated Units
   345,364   Junior Subordinated Units
   325,729   General Partner Units

                                     STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                                                INDEX TO FORM 10-Q

Part I         Financial Information                                                                             Page
                                                                                                                 ----
               Item 1 - Condensed Consolidated Financial Statements
                      Condensed Consolidated Balance Sheets as of
                           September 30, 2000 and March 31, 2001                                                   3

                      Condensed Consolidated Statements of Operations for the
                           Three months ended March 31, 2000 and March 31, 2001
                           and for the Six months ended March 31, 2000 and
                           March 31, 2001                                                                         4

                      Condensed Consolidated Statements of Comprehensive Income
                           for the Three months ended March 31, 2000 and March
                           31, 2001 and for the Six months ended March 31, 2000
                           and March 31, 2001                                                                     5

                      Condensed Consolidated Statement of Partners' Capital for the six months ended
                           March 31, 2001                                                                         6

                      Condensed Consolidated Statements of Cash Flows for the six months ended
                           March 31, 2000 and March 31, 2001                                                      7

                      Notes to Condensed Consolidated Financial Statements                                     8-15

               Item 2 - Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                              16-22

               Item 3 - Quantitative and Qualitative Disclosures About Market Risk                               23

Part II        Other Information:

               Item 6 - Exhibits and Reports on Form 8-K                                                         23

               Signature                                                                                         24

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                          March 31,
                                                                                         September 30,      2001
                                                                                              2000       (unaudited)
                                                                                          --------   --------------------
Assets
Current assets:
   Cash and cash equivalents                                                              $ 10,910               $ 16,908
   Receivables, net of allowance of $1,956 and $5,648 respectively                          66,858                199,842
   Inventories                                                                              34,407                 26,001
   Prepaid expenses and other current assets                                                14,815                 18,337
                                                                                          --------               --------
       Total current assets                                                                126,990                261,088
                                                                                          --------               --------


Property and equipment, net                                                                171,300                202,162
Long-term portion of accounts receivable                                                     7,282                  7,266
Intangibles and other assets, net                                                          313,404                333,923
                                                                                          --------               --------
       Total assets                                                                       $618,976               $804,439
                                                                                          ========               ========

Liabilities and Partners' Capital
Current liabilities:
   Accounts payable                                                                       $ 27,874               $ 37,070
   Working capital facility borrowings                                                      24,400                 58,953
   Current maturities of long-term debt                                                     16,515                 34,644
   Accrued expenses                                                                         42,410                 50,920
   Unearned service contract revenue                                                        15,654                 16,254
   Customer credit balances                                                                 37,943                  9,189
                                                                                          --------               --------
       Total current liabilities                                                           164,796                207,030
                                                                                          --------               --------

Long-term debt                                                                             310,414                335,198
Other long-term liabilities                                                                  4,588                  4,416

Partners' Capital:
   Common unitholders                                                                      134,672                241,606
   Subordinated unitholders                                                                  6,090                 16,554
   General partner                                                                          (1,584)                  (524)
   Accumulated other comprehensive income                                                        -                    159
                                                                                          --------               --------
       Total Partners' Capital                                                             139,178                257,795
                                                                                          --------               --------

       Total Liabilities and Partners' Capital                                            $618,976               $804,439
                                                                                          ========               ========

See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                         Three Months Ended March 31,  Six Months Ended March 31,
                                                         ----------------------------  --------------------------

(in thousands, except per unit data)                              2000           2001          2000          2001
                                                              --------       --------      --------      --------
Sales:
   Product                                                    $298,012       $439,723      $458,552      $730,314
   Installation, service and appliances                         23,683         30,724        50,029        63,637
                                                              --------       --------      --------      --------
       Total sales                                             321,695        470,447       508,581       793,951

Costs and expenses:
   Cost of product                                             175,288        281,529       261,834       475,915
   Cost of installation, service and appliances                 29,449         36,441        60,334        73,357
   Delivery and branch                                          45,275         57,839        85,577       107,173
   Depreciation and amortization                                 8,196         10,372        16,600        20,019
   General and administrative                                    4,595          8,669         9,276        15,562
   TG&E customer acquisition expense                                 -            718             -         1,371
   Unit compensation expense                                         -            719             -         1,219
   Net gain on sales of assets                                      38             31            50            42
                                                              --------       --------      --------      --------
       Operating income                                         58,930         74,191        75,010        99,377
Interest expense, net                                            6,900          9,003        13,373        17,120
Amortization of debt issuance costs                                128            151           257           296
                                                              --------       --------      --------      --------
       Income before income taxes and cumulative
         effect of change in accounting principle               51,902         65,037        61,380        81,961
Income tax expense                                                 215            923           328         1,639
                                                              --------       --------      --------      --------
       Income before cumulative change in accounting
         principle                                              51,687         64,114        61,052        80,322
Cumulative effect of change in accounting principle
  for adoption of SFAS No. 133, net of income taxes                  -              -             -         1,466
                                                              --------       --------      --------      --------

       Net income                                             $ 51,687       $ 64,114      $ 61,052      $ 81,788
                                                              ========       ========      ========      ========

       General Partner's interest in net income               $    915       $    964      $  1,105      $  1,247
                                                              --------       --------      --------      --------

Limited Partners' interest in net income                      $ 50,772       $ 63,150      $ 59,947      $ 80,541
                                                              ========       ========      ========      ========

Net income per Limited Partner unit:
   Basic                                                         $2.80          $2.86         $3.40         $3.83
                                                              ========       ========      ========      ========
   Diluted                                                       $2.80          $2.85         $3.40         $3.81
                                                              ========       ========      ========      ========

Weighted average number of Limited Partner
  units outstanding:
   Basic                                                        18,107         22,063        17,651        21,022
                                                              ========       ========      ========      ========
   Diluted                                                      18,107         22,176        17,651        21,135
                                                              ========       ========      ========      ========



See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)


                                                            Three Months Ended March 31,   Six Months Ended March 31,
                                                            -----------------------------  ---------------------------
(in thousands)                                                       2000           2001           2000          2001
                                                            -------------        -------   ------------       -------

Net income                                                        $51,687        $64,114        $61,052       $81,788

Other comprehensive income (loss)
   Unrealized gain (loss) on derivative instruments                     -         (1,803)             -        (8,108)
                                                            -------------        -------   ------------       -------
Comprehensive income                                              $51,687        $62,311        $61,052       $73,680
                                                            =============        =======   ============       =======


Reconciliation of Accumulated Other Comprehensive
  Income

Balance, beginning of period                                $          -         $ 3,889   $          -       $     -
   Cumulative effect of the adoption of SFAS No. 133                    -              -              -        10,544
   Current period reclassification to earnings                          -         (1,927)             -        (2,277)
   Current period other comprehensive gain (loss)                       -         (1,803)             -        (8,108)
                                                            -------------        -------   ------------       -------
Balance, end of period                                      $           -        $   159   $          -       $   159
                                                            =============        =======   ============       =======




See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                  (unaudited)

(in thousands, except per unit amounts)


                                  Number of Units
                         --------------------------------

                                                                                                           Other         Total
                                  Senior  Junior  General               Senior     Junior    General   Comprehensive    Partners'
                          Common   Sub.    Sub.   Partner    Common      Sub.       Sub.     Partner       Income       Capital
                          ------  ------  ------  -------  ----------  ---------  --------  ---------  --------------  ----------
Balance as of
  September 30, 2000      16,045   2,587     345      326   $134,672    $ 6,125    $  (35)   $(1,584)     $       -     $139,178

Issuance of Common
  Units                    3,680                              59,314                                                      59,314

Issuance of Senior
  Subordinated Units                 110                                  1,388                                            1,388

Net income                                                    69,038     10,179     1,324      1,247                      81,788

Other comprehensive
  Income
   Net change                                                                                                   159          159

Distributions:
   ($1.150 per common
     unit)                                                   (21,418)                                                    (21,418)
   ($0.825 per senior
     subordinated unit)                                                  (2,228)                                          (2,228)
   ($0.575 per junior
     subordinated unit)                                                              (199)                                  (199)
   ($0.575 per general
     partner unit)                                                                              (187)                       (187)
                         -------------------------------------------------------------------------------------------------------
Balance as of
  March 31, 2001          19,725   2,697     345      326   $241,606    $15,464    $1,090    $  (524)     $     159     $257,795
                         =======================================================================================================



See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                  Six Months Ended March 31,
                                                                                 ----------------------------
(in thousands)                                                                           2000           2001
--------------                                                                           ----           ----

Cash flows used in operating activities:
Net income                                                                           $ 61,052      $  81,788
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                                          16,600         20,019
Amortization of debt issuance cost                                                        257            296
Unit compensation expense                                                                   -          1,219
Provision for losses on accounts receivable                                               869          3,747
Gain on sales of assets                                                                   (50)           (42)
Cumulative effect of change in accounting principle for the adoption
  of SFAS No. 133                                                                           -         (1,466)
Changes in operating assets and liabilities:
   Increase in receivables                                                            (77,443)      (132,641)
   Decrease in inventories                                                              6,744         12,594
   Decrease in other assets                                                               307            727
   Increase in accounts payable                                                           976          9,137
   Decrease in other current and long-term liabilities                                (28,102)       (23,656)
                                                                                     --------      ---------
       Net cash used in operating activities                                          (18,790)       (28,278)
                                                                                     --------      ---------

Cash flows used in investing activities:
Capital expenditures                                                                   (3,294)        (7,065)
Proceeds from sales of fixed assets                                                       283            207
Acquisitions                                                                          (29,577)       (70,210)
                                                                                     --------      ---------
       Net cash used in investing activities                                          (32,588)       (77,068)
                                                                                     --------      ---------

Cash flows provided by financing activities:
Working capital facility borrowings                                                    70,600        120,850
Working capital facility repayments                                                   (30,750)       (86,297)
Acquisition facility borrowings                                                        29,700         31,700
Acquisition facility repayments                                                       (36,000)       (51,600)
Proceeds from issuance of debt                                                         27,500         69,647
Repayment of debt                                                                      (3,222)        (6,834)
Increase in deferred charges                                                                -           (415)
Proceeds from issuance of Common Units, net                                            22,611         59,314
Distributions                                                                         (16,527)       (24,032)
Other                                                                                    (797)          (989)
                                                                                     --------      ---------
       Net cash provided by financing activities                                       63,115        111,344
                                                                                     --------      ---------

       Net increase in cash                                                            11,737          5,998
Cash at beginning of period                                                             4,492         10,910
                                                                                     --------      ---------
Cash at end of period                                                                $ 16,229      $  16,908
                                                                                     ========      =========


See accompanying notes to condensed consolidated statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1)   Partnership Organization

     Star Gas Partners, L.P. ("Star Gas Partners" or the "Partnership") is a diversified home energy distributor and services provider, specializing in heating oil, propane, natural gas and electricity. Star Gas Partners is a Master Limited Partnership that at March 31, 2001 had 19.7 million common limited partner units (trading symbol "SGU" representing a 85.4% limited partner interest in Star Gas Partners) and 2.7 million senior subordinated units (trading symbol "SGH" representing an 11.7% limited partnership interest in Star Gas Partners) which are traded on the New York Stock Exchange. Additional interest in Star Gas Partners are represented by 0.3 million junior subordinated units (representing a 1.5% limited partner interest in Star Gas Partners) and 0.3 million general partner units (representing a 1.4% general partner interest in Star Gas Partners).

     Operationally the Partnership is organized as follows:

          . Petro Holdings, Inc. ("Petro" or the "heating oil segment"), is the nation's largest retail distributor of home heating oil and serves approximately 385,000 customers in the Northeast and Mid-Atlantic. Petro is an indirect wholly owned subsidiary of Star Gas Propane, L.P.

          . Star Gas Propane, L.P., ("Star Gas Propane" or the "propane segment") is a wholly owned subsidiary of Star Gas Partners. Star Gas Propane markets and distributes propane gas and related products to more than 260,000 customers in the Midwest, Northeast, Florida and Georgia.

          . Total Gas and Electric ("TG&E" or the "natural gas and electric reseller segment") is an energy reseller that markets natural gas and electricity to residential homeowners in deregulated energy markets in the Northeast and Mid- Atlantic states of New York, New Jersey, Pennsylvania, Maryland and Florida and serves approximately 100,000 residential customers. TG&E is a 72.7% owned subsidiary of Star Gas Partners.

2)   Summary of Significant Accounting Policies

     Basis of Presentation

     The Consolidated Financial Statements for the period October 1, 1999 through April 6, 2000 include the accounts of Star Gas Partners, L.P., and subsidiaries, principally Petro and Star Gas Propane. Beginning April 7, 2000, the Consolidated Financial Statements also include the accounts and results of operations of TG&E and reflect the amounts related to the 27.3% minority interest holder.

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. The results of operations for the three and six month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

     Inventories
     Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. At the dates indicated, the components of inventory were as follows:

                                             September 30, 2000           March 31, 2001
                                             ------------------           --------------
(in thousands)
Propane gas                                        $ 6,323                    $ 4,092
Propane appliances and equipment                     2,313                      3,664
Fuel oil                                            14,263                      7,552
Fuel oil parts and equipment                         7,374                      8,090
Natural gas                                          4,134                      2,603
                                                   -------                    -------
                                                   $34,407                    $26,001
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

     The Partnership periodically hedges a portion of its oil, propane and natural gas purchases through the use of futures, options, collars and swap agreements. The purpose of the hedges is to provide a measure of price stability in the volatile market of oil, propane and natural gas and to manage its exposure to commodity price risk under certain existing sales commitments. The Partnership also has derivative agreements that management has decided not to treat as hedge transactions for accounting purposes and as such, mark-to-market adjustments are recognized currently in earnings.

     The Partnership adopted SFAS No. 133 on October 1, 2000, and records its derivatives at fair market value. As a result of adopting the Standard, the Partnership recognized current assets of $12.0 million, a $1.5 million increase in net income and a $10.5 million increase in additional other comprehensive income which were recorded as cumulative effect of a change in accounting principle.

     For the three and six month period ended March 31, 2001, the Partnership recorded a net decrease to other comprehensive income of $3.7 million and $10.4 million respectively, representing in part cash flow hedges reclassified into earnings totaling $1.9 million and $2.3 million for the three and six month period ended March 31, 2001, respectively. The estimated net amount of existing unrealized gains currently within other comprehensive income are expected to be reclassified into earnings within the next twelve months.

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

     On March 29, 2001, the propane division issued $29.5 million of senior notes to refinance $25.0 million of indebtedness incurred under its bank acquisition facility. The balance of the proceeds, $4.5 million, will be used to fund future acquisition activity and to refinance maturities of senior notes. The senior notes bear an average interest rate of 7.89% per year and have an average life of nine years. The senior notes require two equal prepayments of $2.5 million on April 1, 2006 and April 1, 2007. The first maturity date of these notes is April 1, 2008 with a final maturity date of April 1, 2011.

     In March 2001, the natural gas and electric reseller segment replaced its existing revolving credit facility with a new revolving credit facility comprised of a $15.4 million working capital facility and a $3.0 million acquisition facility.

4)   Segment Reporting

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has four reportable segments, a retail distributor of heating oil, a retail distributor of propane, a reseller of natural gas and electricity and the public master limited partnership, Star Gas Partners. Management has chosen to organize the enterprise under these four segments in order to leverage the expertise it has in each industry, allow each segment to continue to strengthen its core competencies and provide a clear means for evaluation of operating results.

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

     The propane segment is primarily engaged in the retail distribution of propane and related supplies and equipment to residential, commercial, industrial, agricultural and motor fuel customers, in the Midwest, Northeast, Florida and Georgia. Propane is used primarily for space heating, water heating and cooking by the Partnership's residential and commercial customers and as a result, weather conditions also have a significant impact on the demand for propane.

     The natural gas and electric reseller segment is primarily engaged in offering natural gas and electricity to residential consumers in deregulated energy markets. In deregulated energy markets customers have a choice in selecting energy suppliers to power and / or heat their homes.
     As a result, a significant portion of this segment's revenue is directly related to weather conditions. TG&E operates in nine markets in the Northeast, Mid-Atlantic states and Florida where competition for energy suppliers range from independent resellers, like TG&E, to large public utilities.

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

                                                                        Three Months Ended
                               --------------------------------------------------------------------------------------------------
                                              March 31, 2000                                    March 31, 2001
                                                (unaudited)                                       (unaudited)
                               --------------------------------------------------------------------------------------------------
                                  Heating                                      Heating
(in thousands)                      Oil     Propane   Partners    Consol.        Oil     Propane     TG&E    Partners    Consol.
                                 ---------  --------  ---------  ---------    ---------  --------  --------  ---------  ---------

Statements of Operations
------------------------
Sales:
   Product                        $240,857   $57,155  $      -    $298,012     $306,962   $87,246   $45,515  $      -    $439,723
   Installation, service,
    and appliance                   20,778     2,905         -      23,683       25,650     5,074         -         -      30,724
                                  --------   -------  --------    --------     --------   -------   -------   -------    --------
       Total sales                 261,635    60,060         -     321,695      332,612    92,320    45,515         -     470,447
Cost and expenses:                                                                                                  -
   Cost of product                 144,993    30,295         -     175,288      191,506    49,602    40,421         -     281,529
   Cost of installation,
    service, and appliances         28,561       888         -      29,449       34,740     1,701         -         -      36,441
   Delivery and branch              33,219    12,056         -      45,275       42,056    15,783         -         -      57,839
   Depreciation and
    amortization                     5,359     2,837         -       8,196        6,838     3,294       238         2      10,372
   General and
    administrative                   2,417     1,554       624       4,595        2,888     1,615     2,610     1,556       8,669
   TG&E customer
    acquisition expense                  -         -         -           -            -         -       718         -         718
   Unit compensation
    expense                              -         -         -           -            -         -         -       719         719
   Net gain on sales of assets          11        27         -          38            5        26         -         -          31
                                  --------   -------  --------    --------     --------   -------   -------   -------    --------
       Operating income (loss)      47,097    12,457      (624)     58,930       54,589    20,351     1,528    (2,277)     74,191
Interest expense (income), net       4,634     2,274        (8)      6,900        5,747     2,967       805      (516)      9,003
Amortization of debt
 issuance costs                         83        45         -         128           98        53         -         -         151
                                  --------   -------  --------    --------     --------   -------   -------   -------    --------
       Income (loss) before
        income taxes                42,380    10,138      (616)     51,902       48,744    17,331       723    (1,761)     65,037
Income tax expense                     200        15         -         215          850        72         1         -         923
                                  --------   -------  --------    --------     --------   -------   -------   -------    --------
       Net income (loss)          $ 42,180   $10,123     $(616)   $ 51,687     $ 47,894   $17,259   $   722   $(1,761)   $ 64,114
                                  ========   =======  ========    ========     ========   =======   =======   =======    ========

Capital expenditures              $    559   $ 1,166  $      -    $  1,725     $  2,021   $   914   $    12  $      -    $  2,947
                                  ========   =======  ========    ========     ========   =======   =======  ========    ========

                                                                           Six Months Ended
                                ----------------------------------------------------------------------------------------------------
                                               March 31, 2000                                     March 31, 2001
                                                (unaudited)                                         (unaudited)
                                ----------------------------------------------------------------------------------------------------
                                  Heating                                     Heating
(in thousands)                      Oil     Propane   Partners   Consol.        Oil       Propane      TG&E      Partners   Consol.
                                  --------  --------  --------- ---------    ----------  ----------  ---------  --------------------

Statements of Operations
------------------------
Sales:
   Product                        $364,742  $ 93,810   $     -   $458,552     $511,906    $152,895    $65,513   $        -  $730,314
   Installation, service, and
    Appliance                       43,226     6,803         -     50,029       52,769      10,868          -            -    63,637
                                  --------  --------   -------   --------     --------    --------    -------    ---------  --------
       Total sales                 407,968   100,613         -    508,581      564,675     163,763     65,513            -   793,951
Costs and expenses:                                                                                                      -
   Cost of product                 213,880    47,954         -    261,834      328,600      89,019     58,296            -   475,915
   Cost of installation,
    service, and appliances         58,073     2,261         -     60,334       69,682       3,675          -            -    73,357
   Delivery and branch              62,395    23,182         -     85,577       77,733      29,440          -            -   107,173
   Depreciation and
    amortization                    10,665     5,935         -     16,600       13,111       6,427        477            4    20,019
   General and administrative        5,003     3,025     1,248      9,276        5,278       3,285      4,302        2,697    15,562
   TG&E customer
    acquisition expense                  -         -         -          -            -           -      1,371            -     1,371
   Unit compensation expense             -         -         -          -            -           -          -        1,219     1,219
   Net gain (loss) on sales
    of assets                           14        36         -         50           (8)         50          -            -        42
                                  --------  --------   -------   --------     --------    --------    -------    ---------  --------
       Operating income (loss)      57,966    18,292    (1,248)    75,010       70,263      31,967      1,067       (3,920)   99,377
   Interest expense (income),        8,910     4,473       (10)    13,373       10,911       5,693      1,331         (815)   17,120
    net
   Amortization of debt
    issuance costs                     167        90         -        257          192         104          -            -       296
                                  --------  --------   -------   --------     --------    --------    -------    ---------  --------
       Income (loss) before
        income taxes                48,889    13,729    (1,238)    61,380       59,160      26,170       (264)      (3,105)   81,961
Income tax expense                     275        53         -        328        1,525         113          1            -     1,639
                                  --------  --------   -------   --------     --------    --------    -------    ---------  --------
   Income (loss) before
    cumulative effect of
    adoption of accounting
    principle                       48,614    13,676    (1,238)    61,052       57,635      26,057       (265)      (3,105)   80,322
Cumulative effect of
 adoption of accounting
 principle                               -         -         -          -        2,093        (229)      (398)           -     1,466
                                  --------  --------   -------   --------     --------    --------    -------    ---------  --------

       Net income (loss)          $ 48,614  $ 13,676   $(1,238)  $ 61,052     $ 59,728    $ 25,828    $  (663)   $  (3,105) $ 81,788
                                  ========  ========   =======   ========     ========    ========    =======    =========  ========

Capital expenditures              $  1,012  $  2,282   $     -   $  3,294     $  4,461    $  2,535    $    69    $       -  $  7,065
                                  ========  ========   =======   ========     ========    ========    =======    =========  ========


                                              September 30, 2000
                            -------------------------------------------------------
                             Heating                                        (1)
(in thousands)                 Oil       Propane      TG&E    Partners    Consol.
                            ---------   ---------   --------  ---------  ---------

Balance Sheets
--------------
Assets
Current assets:
   Cash and cash
    equivalents              $  6,288    $  2,765    $   222   $  1,635   $ 10,910
   Receivables, net            51,475       9,976      5,407          -     66,858
   Inventories                 21,637       8,636      4,134          -     34,407
   Prepaid expenses and
    other current assets       12,502       1,017      2,157          -     14,815
                             --------    --------    -------   --------   --------
       Total current
        assets                 91,902      22,394     11,920      1,635    126,990
   Property and
    equipment,  net            39,026     132,008        266          -    171,300
   Long-term portion of
    accounts receivable         7,282           -          -          -      7,282
   Investment in
    subsidiaries                    -      69,309          -    143,036          -
   Intangibles and other
    assets, net               236,069      63,003     14,174        158    313,404
                             --------    --------    -------   --------   --------
       Total assets          $374,279    $286,714    $26,360   $144,829   $618,976
                             ========    ========    =======   ========   ========



Liabilities and              Heating                                        (1)
                               Oil       Propane      TG&E    Partners    Consol.
 Partners' Capital          ---------   ---------   --------  ---------  ---------

Current Liabilities:
   Accounts payable          $ 11,887    $  7,436    $ 8,551  $  -        $ 27,874
   Working capital
    facility
    borrowings                 17,000         800      6,600          -     24,400
   Current maturities of
    long-term debt              7,669       8,846          -          -     16,515
   Accrued expenses and
    other current
     liabilities               36,882       4,006      1,521          -     42,410
   Due to affiliate            (1,115)     (3,674)         -      4,789          -
   Unearned service
    contract revenue           15,654           -          -          -     15,654
   Customer credit
    balances                   26,101       9,805      2,037          -     37,943
                             --------    --------    -------   --------   --------
       Total current
        liabilities           114,078      27,219     18,709      4,789    164,796
Long-term debt                186,397     122,154      1,863          -    310,414
Other long-term
 liabilities                    4,495          93          -          -      4,588
Partners' Capital:
   Equity Capital              69,309     137,248      5,788    140,040    139,178
                             --------    --------    -------   --------   --------
Total liabilities and
 Partners' Capital           $374,279    $286,714    $26,360   $144,829   $618,976
                             ========    ========    =======   ========   ========

                                                    March 31, 2001
                                                      (unaudited)
                            ---------------------------------------------------------
                                 Heating                                        (1)
(in thousands)                     Oil       Propane      TG&E    Partners    Consol.
                                ---------   ---------   --------  ---------  ---------

Balance Sheets
--------------
Assets
Current assets:
   Cash and cash
    equivalents                  $  1,951    $ 10,591    $ 1,554   $  2,812   $ 16,908
   Receivables, net               146,865      26,739     26,238          -    199,842
   Inventories                     15,642       7,756      2,603          -     26,001
   Prepaid expenses and
    other current assets           14,750       1,433      2,952         64     18,337
                                 --------    --------    -------   --------   --------
       Total current
        assets                    179,208      46,519     33,347      2,876    261,088
   Property and
    equipment, net                 43,127     158,741        294          -    202,162
   Long-term portion of
    accounts receivable             7,266           -          -          -      7,266
   Investment in
    subsidiaries                        -     133,896          -    257,725          -
   Intangibles and other
    assets, net                   248,562      71,400     13,737        224    333,923
                                 --------    --------    -------   --------   --------
       Total assets              $478,163    $410,556    $47,378   $260,825   $804,439
                                 ========    ========    =======   ========   ========

Liabilities and                  Heating                                        (1)
                                   Oil       Propane      TG&E    Partners    Consol.
 Partners' Capital              ---------   ---------   --------  ---------  ---------

Current Liabilities:
   Accounts payable              $ 17,581    $  5,055    $14,434       $  -   $ 37,070
   Working capital
    facility
    borrowings                     46,000           -     12,953          -     58,953
   Current maturities of
    long-term debt                 33,178       1,466          -          -     34,644
   Accrued expenses and
    other current
     liabilities                   41,277       5,961      2,609      1,073     50,920
   Due to affiliate                (1,823)       (222)       950      1,095          -
   Unearned service
    contract revenue               16,254           -          -          -     16,254
   Customer credit
    balances                        5,964       2,170      1,055          -      9,189
                                 --------    --------    -------   --------   --------
       Total current
        liabilities               158,431      14,430     32,001      2,168    207,030
Long-term debt                    181,558     151,077      2,563          -    335,198
Other long-term
 liabilities                        4,278          98         40          -      4,416
Partners' Capital:
   Equity Capital                 133,896     244,951     12,774    258,657    257,795
                                 --------    --------    -------   --------   --------
Total liabilities and
 Partners' Capital               $478,163    $410,556    $47,378   $260,825   $804,439
                                 ========    ========    =======   ========   ========

(1) The consolidated amounts include the necessary entries to eliminate the investment in Petro Holdings, Star Gas Propane and TG&E.

5)   Acquisitions

     During the six-month period ending March 31, 2001, the Partnership acquired six unaffiliated retail heating oil dealers and four unaffiliated retail propane dealers. The aggregate consideration for these acquisitions accounted for by the purchase method of accounting was approximately $70.2 million. Purchase prices have been allocated to the acquired assets and liabilities based on their respective fair market values on the dates of acquisition. The purchase prices in excess of the fair values of net assets acquired were classified as intangibles in the Condensed Consolidated Balance Sheets.

     The following table indicates the allocation of the aggregate purchase price paid for these acquisitions and the respective periods of amortization assigned:


(in thousands)                                       Useful Lives
                                                     ------------
Land                                   $ 2,032       -
Buildings                                1,523       30 years
Furniture & fixtures                       532       10 years
Fleet                                    5,900       5 - 30 years
Tanks and equipment                     21,579       5 - 30 years
Customer lists                          20,935       7 - 15 years
Restrictive covenants                    2,860       5 years
Goodwill                                 8,224       25 years
Working capital                          6,625       -
                                       -------
       Total                           $70,210
                                       =======


     Sales and net income have been included in the Condensed Consolidated Statements of Operations from the respective dates of acquisition. The following pro forma information presents the results of operations for the six months ending March 31, 2001 of the Partnership and the acquisitions previously described, as if the acquisitions had taken place on October 1, 2000.



(in thousands, except per share data)
Sales                                                $840,190
Net income                                           $ 86,269
General Partner's interest in net income             $  1,315
Limited Partners' interest in net income             $ 84,954
Basic net income per limited partner unit            $   4.04
Diluted net income per limited partner unit          $   4.02


6)   Supplemental Disclosure of Cash Flow Information

(in thousands)                                 Six Months Ended March 31,
                                               -------------------------
                                              2000                    2001
                                              ----                    ----
Cash paid during the period for:
   Income taxes                            $ 3,544                 $   577
   Interest                                $17,217                 $15,460

7)  Earnings Per Limited Partner Units


(in thousands, except per unit data)                            Three Months Ended   Six Months Ended
                                                                    March 31,           March 31,
                                                                ------------------  ------------------
                                                                    2000      2001      2000      2001
                                                                 -------   -------   -------   -------
Income before cumulative effect of change in
  accounting principle per Limited Partner unit
  Basic                                                          $  2.80   $  2.86   $  3.40   $  3.76
  Diluted                                                        $  2.80   $  2.85   $  3.40   $  3.74

Cumulative effect of change in accounting principle per
  Limited Partner unit
  Basic                                                          $  -      $  -      $  -      $  0.07
  Diluted                                                        $  -      $  -      $  -      $  0.07

Net income per Limited Partner unit
  Basic                                                          $  2.80   $  2.86   $  3.40   $  3.83
  Diluted                                                        $  2.80   $  2.85   $  3.40   $  3.81

Basic Earnings Per Unit:
------------------------

Net income                                                       $51,687   $64,114   $61,052   $81,788
Less:  General Partner's interest in net income                      915       964     1,105     1,247
                                                                 -------   -------   -------   -------
  Limited Partners' interest in net income                       $50,772   $63,150   $59,947   $80,541
                                                                 =======   =======   =======   =======


Common Units                                                      15,285    19,021    14,829    18,020
Senior Subordinated Units                                          2,477     2,697     2,477     2,657
Junior Subordinated Units                                            345       345       345       345
                                                                 -------   -------   -------   -------
  Weighted average number of Limited Partner units
     outstanding                                                  18,107    22,063    17,651    21,022
                                                                 =======   =======   =======   =======
  Basic earnings per unit                                        $  2.80   $  2.86   $  3.40   $  3.83
                                                                 =======   =======   =======   =======

Diluted Earnings Per Unit:
--------------------------

  Limited Partners' interest in net income                       $50,772   $63,150   $59,947   $80,541

  Weighted average number of Limited Partner units
     outstanding                                                  18,107    22,063    17,651    21,022
  Senior subordinated units anticipated to be issued under
     employee incentive plan                                           -       113         -       113
                                                                 -------   -------   -------   -------
    Diluted number of Limited Partner units                       18,107    22,176    17,651    21,135
                                                                 =======   =======   =======   =======
     Diluted earnings per unit                                   $  2.80   $  2.85   $  3.40   $  3.81
                                                                 =======   =======   =======   =======




8)   Subsequent Events

     Cash Distributions - On April 20, 2001, the Partnership announced that it would pay a cash distribution of $0.575 per unit on all units for the three months ended March 31, 2001. The distribution will be paid on May 15, 2001, to unitholders of record on May 4, 2001.

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

The Total Gas and Electric (TG&E) acquisition was made on April 7, 2000. Accordingly, the results of operations for the three and six month periods ended March 31, 2001 include TG&E's results whereas the results for the previous corresponding quarter and six month period do not include TG&E's results.

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

The Partnership adopted SFAS No. 133 on October 1, 2000 and records its derivatives at fair market value. As a result of adopting the Standard, the Partnership's net income for the three and six month periods ended March 31, 2001 was $0.7 million more and $0.4 million less respectively, than what they would have been had the Standard not been adopted. The effect of the Standard will have no impact in how the Partnership will evaluate its ability to make the minimum quarterly distribution.

THREE MONTHS ENDED MARCH 31, 2001
COMPARED TO THREE MONTHS ENDED MARCH 31, 2000
---------------------------------------------


Volume

For the three months ended March 31, 2001, retail volume of home heating oil and propane increased 50.6 million gallons, or 24.2%, to 259.4 million gallons, as compared to 208.8 million gallons for the three months ended March 31, 2000. This increase was due to an additional 39.8 million gallons provided by the heating oil segment and a 10.8 million gallon increase in the propane segment. Volume increased in the heating oil and propane segments largely due to the impact of colder temperatures and additional volume provided by acquisitions. Temperatures in the Partnership's areas of operations were an average of 9.9% colder than in the prior year's comparable quarter and approximately 3% warmer than normal.


Sales

For the three months ended March 31, 2001, sales increased $148.8 million, or 46.2%, to $470.4 million, as compared to $321.7 million for the three months ended March 31, 2000. This increase was due to an additional $71.0 million provided by the home heating oil segment, $45.5 million of TG&E sales and a $32.3 million increase in the propane segment. Sales rose in both the heating oil and propane segments largely due to increased retail volume and to a lesser extent from increased selling prices. Selling prices increased versus the prior year's comparable period in response to higher supply costs. Sales also increased in the heating oil division by $4.9 million and by $2.2 million in the propane division due to an increased focus on the sales of rationally related products including heating equipment installation and service and water softeners.


Cost of Product

For the three months ended March 31, 2001, cost of product increased $106.2 million, or 60.6%, to $281.5 million, as compared to $175.3 million for the three months ended March 31, 2000. This increase was due to an additional $46.5 million of cost of product at the home heating segment, $40.4 million of TG&E cost of product and a $19.3 million increase in the propane segment. The cost of product for both the heating oil and propane segments increased due to the impact of higher retail volume sales and as a result of higher supply cost. While selling prices and supply cost increased on a per gallon basis the increase in selling prices was greater than the increase in supply costs, which resulted in an increase in per gallon margins.


Cost of Installation, Service and Appliances

For the three months ended March 31, 2001, cost of installation, service and appliances increased $7.0 million, or 23.7%, to $36.4 million, as compared to $29.4 million for the three months ended March 31, 2000. This increase was due to an additional $6.2 million of expenses for the heating oil segment and a $0.8 million increase in cost for the propane segment. The cost of installation, service and appliances for both the heating oil and propane segments increased due to the additional sales of rationally related products and as a result of additional service cost due to the colder temperatures.

Delivery and Branch Expenses

For the three months ended March 31, 2001, delivery and branch expenses increased $12.6 million, or 27.8%, to $57.8 million, as compared to $45.3 million for the three months ended March 31, 2000. This increase was due to an additional $8.8 million of delivery and branch expenses at the heating oil segment and a $3.7 million increase in delivery and branch expenses for the propane segment. Delivery and branch expenses increased both at the heating oil and propane segments due to additional operating cost associated with higher retail volume sales, inflation and for additional operating cost of acquired companies.


Depreciation and Amortization Expenses

For the three months ended March 31, 2001, depreciation and amortization expenses increased $2.2 million, or 26.5%, to $10.4 million, as compared to $8.2 million for the three months ended March 31, 2000. This increase was primarily due to $0.2 million of depreciation and amortization expense for TG&E and additional depreciation and amortization for heating oil and propane acquisitions.


General and Administrative Expenses

For the three months ended March 31, 2001, general and administrative expenses increased $4.1 million, or 88.7%, to $8.7 million, as compared to $4.6 million for the three months ended March 31, 2000. The increase was due to $2.6 million of TG&E general and administrative expenses, a $0.5 million increase in the heating oil segment largely due to increased incentive compensation and wage inflation and a $0.9 million increase in general and administrative expenses at the Partnership level. The Partnership level increase was primarily due to an accrual for compensation earned for unit appreciation rights previously granted.


TG&E Customer Acquisition Expense

For the three months ended March 31, 2001, TG&E customer acquisition expense was $0.7 million. This TG&E segment expense is for the cost of acquiring new accounts through the services of a third party direct marketing company.


Unit Compensation Expense

For the three months ended March 31, 2001, unit compensation expense was $0.7 million. This expense was incurred under the Partnership's Unit Incentive Plan whereby certain employees were granted senior subordinated units as an incentive for increased efforts during employment and as an inducement to remain in the service of the Partnership.


Interest Expense, net

For the three months ended March 31, 2001, net interest expense increased $2.1 million, or 30.5%, to $9.0 million, as compared to $6.9 million for the three months ended March 31, 2000. This increase was due to additional interest expense for higher working capital borrowings necessitated by the higher cost of product as well as for additional interest expense for the financing of propane and heating oil acquisitions.

Income Tax Expense (Benefit)

For the three months ended March 31, 2001, income tax expense increased $0.7 million to $0.9 million, as compared to $0.2 million for the three months ended March 31, 2000. This increase was due to additional state income taxes for higher pretax earnings achieved for the three months ended March 31, 2001.


Net Income

For the three months ended March 31, 2001, net income increased $12.4 million, or 24.0%, to $64.1 million, as compared to $51.7 million for the three months ended March 31, 2000. The increase was due to an additional $5.7 million of net income at the heating oil segment, $0.7 million of TG&E net income and a $7.1 million increase in net income at the propane segment. The improvement in the net income for these segments was largely due to colder weather, acquisitions and a per gallon improvement in gross profit margins. Partially offsetting these increases in net income were $1.1 million more of net loss at the Partnership level, largely the result of the increase in unit compensation expense recorded at the Partnership level.


Earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of equipment (EBITDA)

For the three months ended March 31, 2001, earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of assets (EBITDA) increased $18.9 million, or 28.1% to $86.0 million as compared to $67.1 million, for the three months ended March 31, 2000. This increase was due to $9.0 million of additional EBITDA generated by the heating oil segment, $2.5 million of TG&E EBITDA, a $8.4 million increase in the propane segment EBITDA partially offset
by $0.9 million of additional expenses at the Partnership level.   The increase
in the heating oil and propane segments was due to additional EBITDA provided by the impact of colder temperatures, acquisitions and by higher per gallon gross profit margins. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies. The extent to which TG&E customer acquisition expense is not deducted in arriving at "EBITDA" is currently being reviewed by the Partnership.

SIX MONTHS ENDED MARCH 31, 2001
COMPARED TO SIX MONTHS ENDED MARCH 31, 2000
-------------------------------------------


Volume

For the six months ended March 31, 2001, retail volume of home heating oil and propane increased 89.4 million gallons, or 25.9%, to 434.3 million gallons, as compared to 344.9 million gallons for the six months ended March 31, 2000. This increase was due to an additional 66.6 million gallons provided by the heating oil segment and a 22.8 million gallon increase in the propane segment. Volume increased in the heating oil and propane segments largely due to the impact of colder temperatures and as a result of additional volume provided by acquisitions. Temperatures in the Partnership's areas of operations were an average of 16.1% colder than in the prior year's comparable period and approximately 3% colder than normal.


Sales

For the six months ended March 31, 2001, sales increased $285.4 million, or 56.1%, to $794.0 million, as compared to $508.6 million for the six months ended March 31, 2000. This increase was attributable to $156.7 million provided by the home heating oil segment, $65.5 million of TG&E sales and a $63.2 million increase in the propane segment. Sales rose in both the heating oil and propane segments due to increased retail volume and to a lesser extent from increased selling prices. Selling prices increased versus the prior year's comparable period in response to higher supply costs. Sales also increased in the heating oil division by $9.5 million and by $4.1 million in the propane division due to increases in the sales of rationally related products including heating equipment installation and service and water softeners.


Cost of Product

For the six months ended March 31, 2001, cost of product increased $214.1 million, or 81.8%, to $475.9 million, as compared to $261.8 million for the six months ended March 31, 2000. This increase was due to $114.7 million of additional cost of product at the home heating segment, $58.3 million of TG&E cost of product and a $41.1 million increase in the propane segment. The cost of product for both the heating oil and propane segments increased due to the impact of higher retail volumes sales and as a result of higher supply cost. While both selling prices and supply cost increased on a per gallon basis, the increase in selling prices was equal to the increase in supply costs, which resulted in six months ended March 31, 2001 having approximately the same per gallon margins as were achieved in six months ended March 31, 2000.


Cost of Installation, Service and Appliances

For the six months ended March 31, 2001, cost of installation, service and appliances increased $13.0 million, or 21.6%, to $73.4 million, as compared to $60.3 million for the six months ended March 31, 2000. This increase was primarily due to $11.6 million of expenses for the heating oil segment and a $1.4 million increase in cost for the propane segment. The cost of installation, service and appliances for both the heating oil and propane segments increased due to the additional sales of rationally related products and as a result of additional service cost due to the colder temperatures.


Delivery and Branch Expenses

For the six months ended March 31, 2001, delivery and branch expenses increased $21.6 million, or 25.2%, to $107.2 million, as compared to $85.6 million for the six months ended March 31, 2000. This increase was due to an additional $15.3 million of delivery and branch expenses at the heating oil segment and a $6.3 million increase in delivery and branch expenses for the propane segment. Delivery and branch expenses increased both at the heating oil and propane segments due to additional operating cost associated with higher retail volume sales, inflation and for additional operating cost of acquired companies.

Depreciation and Amortization

For the six months ended March 31, 2001, depreciation and amortization expenses increased $3.4 million, or 20.6%, to $20.0 million, as compared to $16.6 million for the six months ended March 31, 2000. This increase was primarily due to $0.5 million of depreciation and amortization expenses for TG&E and additional depreciation and amortization for heating oil and propane acquisitions.


General and Administrative Expenses

For the six months ended March 31, 2001, general and administrative expenses increased $6.3 million, or 67.8%, to $15.6 million, as compared to $9.3 million for the six months ended March 31, 2000. This increase was primarily due to $4.3 million of TG&E general and administrative expenses and a $1.5 million increase in general and administrative expenses at the Partnership level. The Partnership level increase was primarily due to an accrual for compensation earned for unit appreciation rights previously granted and for professional fees incurred for the recruitment of certain executive positions.


TG&E Customer Acquisition Expense

For the six months ended March 31, 2001, TG&E customer acquisition expense was $1.4 million. This TG&E segment expense is for the cost of acquiring new accounts through the services of a third party direct marketing company.


Unit Compensation Expense

For the six months ended March 31, 2001, unit compensation expense was $1.2 million. This expense was incurred under the Partnership's Unit Incentive Plan whereby certain employees and outside directors were granted senior subordinated units as an incentive for increased efforts during employment and as an inducement to remain in the service of the Partnership.


Interest Expense, net

For the six months ended March 31, 2001, net interest expense increased $3.7 million, or 28.0%, to $17.1 million, as compared to $13.4 million for the six months ended March 31, 2000. This increase was due to additional interest expense for higher working capital borrowings necessitated by the higher cost of product as well as for additional interest expense for the financing of propane and heating oil acquisitions.


Income Tax Expense

For the six months ended March 31, 2001, income tax expense increased $1.3 million to $1.6 million, as compared to $0.3 million for the six months ended March 31, 2000. This increase was due to additional state income taxes for higher pretax earnings achieved for the six months ended March 31, 2001.


Cumulative Effect of Adoption of Accounting Principle

For the six months ended March 31, 2001, the Partnership recorded a $1.5 million increase in net income arising from the adoption of SFAS No. 133.


Net Income

For the six months ended March 31, 2001, net income increased $20.7 million, or 34.0%, to $81.8 million, as compared to $61.1 million for the six months ended March 31, 2000. The increase was due to an additional $11.1 million of net income at the heating oil segment and a $12.2 million increase in net income at the propane segment. The improvement in the net income for these segments was largely due to colder weather and as a result of acquisitions. Partially offsetting these increases in net income were $0.7 million of net loss for TG&E and $1.9 million of additional net loss at the Partnership level, largely the result of the increase in unit compensation expense recorded at the Partnership level.

Earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of equipment (EBITDA)

For the six months ended March 31, 2001, earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of assets (EBITDA) increased $30.4 million, or 33.2%, to $121.9 million as compared to $91.6 million, for the six months ended March 31, 2000. This increase was due to $14.8 million of additional EBITDA generated by the heating oil segment, $2.9 million of TG&E EBITDA, a $14.2 million increase in the propane segment EBITDA partially offset by $1.5 million of additional expenses at the Partnership level. The increase in the heating oil and propane segments was largely due to additional EBITDA provided by the impact of colder temperatures and acquisitions. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies. The extent to which TG&E customer acquisition expense is not deducted in arriving at "EBITDA" is currently being reviewed by the Partnership.



Liquidity and Capital Resources
-------------------------------

During the six months ended March 31, 2001, the Partnership sold 3.7 million common units (including 0.5 million of overallotment units exercised), the net proceeds of which, net of underwriter's discount, commission, and offering expenses was $59.3 million. These funds combined with net cash provided by $66.3 million in net working capital and acquisition facility borrowings, $69.6 million of long-term debt borrowings ($40.0 million of senior secured notes issued by the heating oil segment, $29.5 million of senior notes issued by the propane segment and $0.1 million of acquisition related notes) and $0.2 million in proceeds from the sale of fixed assets amounted to $195.4 million. Such funds were used for operating activities of $28.3 million, acquisitions of $70.2 million, distributions of $24.0 million, debt and acquisition facility repayment of $58.4 million, capital expenditures of $7.1 million and other financing activities of $1.4 million. As a result of the above activity, cash increased by $6.0 million to $16.9 million.

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

The $29.5 million of senior notes mentioned above were issued to several institutional lenders by the propane segment to complete a refinancing of $25.0 million of indebtedness incurred under its bank acquisition facility. The balance of the proceeds, $4.5 million, will be used to fund future acquisition activity and to refinance maturities of senior notes. The senior notes bear interest at the rate of 7.89% per year and have an average life of nine years with a final maturity date of April 1, 2011.

For the remainder of fiscal 2001, the Partnership anticipates paying interest of approximately $15 million and anticipates growth and maintenance capital additions of approximately $7 million. In addition, the Partnership plans to pay distributions on its units in accordance with the partnership agreement.
The Partnership also plans to pursue strategic acquisitions as part of its business strategy and to prudently fund such acquisitions through a combination of debt and equity. Based on its current cash position, bank credit availability and net cash from operating activities, the Partnership expects to be able to meet all of its obligations for fiscal 2001.

Item. 3.        Quantitive and Qualitative Disclosures About Market Risk
                --------------------------------------------------------


The Partnership is exposed to interest rate risk primarily through its bank credit facilities. The Partnership utilizes these borrowings to meet its working capital needs and also to fund the short-term needs of its acquisition program.

At March 31, 2001, the Partnership had outstanding borrowings of approximately $80.0 million under its Bank Credit Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $0.8 million annually.

The Partnership also selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and future market price of home heating oil, propane and natural gas. The Partnership does not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Partnership would pay for the product being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at March 31, 2001, the potential gain on the Partnership's hedging activity would be to increase the fair market value of these outstanding derivatives by $2.5 million to a fair market value $4.8 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $2.5 million to a fair market value of ($0.2) million.



                            PART II OTHER INFORMATION
                            -------------------------


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits Included Within:
       ------------------------

       10.23 Note Purchase Agreement for $7,500,000 - 7.62% First Mortgage Notes, Series A, due April 1, 2008 and $22,000,000 - 7.95%
              First Mortgage Notes, Series B, due April 1, 2011.

       10.24 Credit Agreement, dated as of March 30, 2001, by Total Gas & Electric, Inc. and Chase Manhattan Bank, as agent.

       27.0   Financial Data Schedule

(b)    Reports on Form 8-K:
       -------------------

       1/22/01 - This Form 8-K consists of the following two historical press releases; Star Gas Partners, L.P. Reports Fiscal 2000 Year-End and Fourth Quarter Results and Completion of Seven Acquisitions (Released December 14, 2000), Star Gas Partners, L.P. Reports Record Q1 FY '01 Earnings Announces Significant Increase in Senior Subordinated Unit Distribution and Declares Regular Common Unit Distribution (Released January 18,
       2001).

       1/26/01 - This Form 8-K consists of a copy of the underwriting agreement for a firm commitment public offering of up to 1,900,000 common units of the registrant that were previously registered pursuant to a shelf registration statement on Form S-3 (SEC File No. 333-94031).

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:




Star Gas Partners, L.P.
By:  Star Gas LLC (General Partner)



              Signature                 Title                           Date
              ---------                 -----                           ----



/s/  George Leibowitz            Chief Financial Officer           May 10, 2001
     -------------------------   Star Gas LLC
     George Leibowitz            (Principal Financial Officer)


/s/  James J. Bottiglieri        Vice President                    May 10, 2001
     -------------------------   Star Gas LLC
     James J. Bottiglieri