Form 10-Q
period 2001-06-30
STAR GAS PARTNERS LP
filed 2001-08-13
CIK 1002590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                                   (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                       Commission File Number:  33-98490
                                                --------


                            STAR GAS PARTNERS, L.P.
                            -----------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                 06-1437793
-------------------------------               -------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

              2187 Atlantic Street, Stamford, Connecticut  06902
            -------------------------------------------------------
                    (Address of principal executive office)

                                (203) 328-7300
            -------------------------------------------------------
             (Registrant's telephone number, including area code)


            -------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X       No
                                         -------       --------

Indicate the number of shares outstanding of each issuer's classes of common stock, as of August 3, 2001:


19,724,967  Common Units
 2,708,946  Senior Subordinated Units
   345,364  Junior Subordinated Units
   325,729  General Partner Units

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


                                                                                                               PAGE
                                                                                                             --------
PART I Financial Information

       Item 1 - Condensed Consolidated Financial Statements Condensed Consolidated Balance Sheets as of
                September 30, 2000 and June 30, 2001                                                             3

                Condensed Consolidated Statements of Operations for the Three months ended June 30, 2000
                and June 30, 2001 and for the Nine months ended June 30, 2000 and June 30, 2001                  4

                Condensed Consolidated Statements of Comprehensive Income for the Three months ended
                June 30, 2000 and June 30, 2001 and for the Nine months ended June 30, 2000
                and June 30, 2001                                                                                5

                Condensed Consolidated Statement of Partners' Capital for the nine months ended
                June 30, 2001                                                                                    6

                Condensed Consolidated Statements of Cash Flows for the nine months ended
                June 30, 2000 and June 30, 2001                                                                  7

             Notes to Condensed Consolidated Financial Statements                                             8-16

       Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations        17-24

       Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                      25

PART II  Other Information:

       Item 5 - Other Information                                                                               25

       Item 6 - Exhibits and Reports on Form 8-K                                                                25

       Signature                                                                                                26

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                                  June 30,
                                                                                         September 30,              2001
                                                                                             2000                (unaudited)
                                                                                        --------------          -------------
Assets
Current assets:
   Cash and cash equivalents                                                               $ 10,910                $  9,390
   Receivables, net of allowance of $1,956 and $5,443 respectively                           66,858                 116,354
   Inventories                                                                               34,407                  28,237
   Prepaid expenses and other current assets                                                 14,815                  19,773
                                                                                           --------                --------
       Total current assets                                                                 126,990                 173,754
                                                                                           --------                --------
Property and equipment, net                                                                 171,300                 205,934
Long-term portion of accounts receivable                                                      7,282                   6,950
Intangibles and other assets, net                                                           313,404                 340,547
                                                                                           --------                --------
       Total assets                                                                        $618,976                $727,185
                                                                                           ========                ========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Accounts payable                                                                        $ 27,874                $ 25,854
   Working capital facility borrowings                                                       24,400                  17,210
   Current maturities of long-term debt                                                      16,515                  18,037
   Accrued expenses                                                                          42,410                  48,755
   Unearned service contract revenue                                                         15,654                  16,303
   Customer credit balances                                                                  37,943                  21,272
                                                                                           --------                --------
       Total current liabilities                                                            164,796                 147,431
                                                                                           --------                --------
Long-term debt                                                                              310,414                 363,374
Other long-term liabilities                                                                   4,588                   5,015

Partners' Capital:
   Common unitholders                                                                       134,672                 203,604
   Subordinated unitholders                                                                   6,090                  10,947
   General partner                                                                           (1,584)                 (1,213)
   Accumulated other comprehensive income                                                         -                  (1,973)
                                                                                           --------                --------
       Total Partners' Capital                                                              139,178                 211,365
                                                                                           --------                --------

       Total Liabilities and Partners' Capital                                             $618,976                $727,185
                                                                                           ========                ========

    See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                           Three Months Ended June 30,    Nine Months Ended June 30,
                                                          -----------------------------   --------------------------
(in thousands, except per unit data)                           2000             2001            2000          2001
                                                          -------------     -----------   --------------   ---------
Sales:
   Product                                                    $104,243        $134,089        $562,795      $864,403
   Installation, service and appliances                         25,920          31,963          75,949        95,600
                                                              --------        --------        --------      --------
       Total sales                                             130,163         166,052         638,744       960,003

Costs and expenses:
   Cost of product                                              66,204          88,711         328,038       564,626
   Cost of installation, service and appliances                 28,552          34,558          88,886       107,915
   Delivery and branch                                          35,410          46,923         120,987       155,528
   Depreciation and amortization                                 8,847          11,031          25,447        31,050
   General and administrative                                    5,073           7,140          14,349        21,270
   TG&E customer acquisition expense                               932             525             932         1,896
   Unit compensation expense                                       599             772             599         1,991
   Net gain (loss) on sales of assets                                6             (21)             56            21
                                                              --------        --------        --------      --------
       Operating income (loss)                                 (15,448)        (23,629)         59,562        75,748
Interest expense, net                                            6,608           7,887          19,981        25,007
Amortization of debt issuance costs                                141             161             398           457
                                                              --------        --------        --------      --------
       Income (loss) before income taxes, minority
        interest and cumulative effect of change in
        accounting principle                                   (22,197)        (31,677)         39,183        50,284

Minority interest in net loss of TG&E                              251               -             251             -
Income tax expense                                                  45             114             373         1,753
                                                              --------        --------        --------      --------
       Income (loss) before cumulative change in
        accounting principle                                   (21,991)        (31,791)         39,061        48,531
Cumulative effect of change in accounting principle
  for adoption of SFAS No. 133, net of income taxes                  -               -               -         1,466
                                                              --------        --------        --------      --------

       Net income (loss)                                      $(21,991)       $(31,791)       $ 39,061      $ 49,997
                                                              ========        ========        ========      ========

       General Partner's interest in net income (loss)        $   (374)       $   (449)       $    691      $    745
                                                              --------        --------        --------      --------

Limited Partners' interest in net income (loss)               $(21,617)       $(31,342)       $ 38,370      $ 49,252
                                                              ========        ========        ========      ========

Net income (loss) per Limited Partner unit:
   Basic                                                        $(1.15)         $(1.38)          $2.13         $2.28
                                                              ========        ========        ========      ========
   Diluted                                                      $(1.15)         $(1.38)          $2.13         $2.27
                                                              ========        ========        ========      ========
Weighted average number of Limited Partner
  units outstanding:
   Basic                                                        18,872          22,767          18,056        21,603
                                                              ========        ========        ========      ========
   Diluted                                                      18,872          22,767          18,056        21,716
                                                              ========        ========        ========      ========


    See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)


                                                              Three Months Ended June 30,    Nine Months Ended June 30,
                                                             -----------------------------   ---------------------------
(in thousands)                                                    2000            2001             2000          2001
                                                             ------------      -----------       ---------     ---------
Net income (loss)                                                $(21,991)       $(31,791)        $39,061      $ 49,997

Other comprehensive income (loss)
   Unrealized loss on derivative instruments                            -          (1,975)              -       (10,083)
                                                             ------------        --------    ------------      --------
Comprehensive income (loss)                                      $(21,991)       $(33,766)        $39,061      $ 39,914
                                                             ============        ========    ============      ========

Reconciliation of Accumulated Other Comprehensive
  Income

Balance, beginning of period                                 $          -        $    159    $          -   $         -
   Cumulative effect of the adoption of SFAS No. 133                    -               -               -        10,544
   Current period reclassification to earnings                          -            (157)              -        (2,434)
   Current period other comprehensive loss                              -          (1,975)              -       (10,083)
                                                             ------------        --------    ------------      --------
Balance, end of period                                       $          -        $ (1,973)   $          -      $ (1,973)
                                                             ============        ========    ============      ========


    See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                  (UNAUDITED)

(in thousands)


                                      Number of Units                                                          Other
                           ----------------------------------                                                  Compre-      Total
                                    Senior   Junior   General                Senior    Junior     General      hensive     Partners'
                           Common    Sub.     Sub.    Partner     Common      Sub.      Sub.      Partner      Income      Capital
                           ------   ------   ------   -------   ----------  --------   -------   ---------    --------- ----------

Balance as of
  September 30, 2000       16,045    2,587      345       326    $134,672   $ 6,125     $ (35)    $(1,584)     $     -    $139,178

Issuance of Common
  Units                     3,680                                  59,314                                                   59,314

Issuance of Senior
  Subordinated Units                   110                                    2,160                                          2,160

Net income                                                         42,378     6,088       786         745                   49,997

Other comprehensive
  Income                                                                                                        (1,973)    (1,973)
   Net change

Distributions:
   ($1.725 per common
     unit)                                                        (32,760)                                                (32,760)
   ($1.400 per senior
     subordinated unit)                                                      (3,779)                                       (3,779)
   ($1.150 per junior
     subordinated unit)                                                                  (398)                               (398)
   ($1.150 per general
     partner unit)                                                                                   (374)                   (374)
                           ------    -----      ---       ---    --------   -------     -----     -------      -------   --------
Balance as of
  June 30, 2001            19,725    2,697      345       326    $203,604   $10,594     $ 353     $(1,213)     $(1,973)  $211,365
                           ======    =====      ===       ===    ========   =======     =====     =======      =======   ========

    See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                            Nine Months Ended
                                                                                                 June 30,
                                                                                         -----------------------
(in thousands)                                                                             2000           2001
                                                                                         --------      ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                                               $ 39,061      $  49,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                              25,447         31,050
Amortization of debt issuance cost                                                            398            457
Minority interest in net loss of TG&E                                                        (251)             -
Unit compensation expense                                                                     599          1,991
Provision for losses on accounts receivable                                                 1,425          6,998
Gain on sales of assets                                                                       (56)           (21)
Cumulative effect of change in accounting principle for the adoption
  of SFAS No. 133                                                                               -         (1,466)
Other                                                                                         (11)            (7)
Changes in operating assets and liabilities:
   Increase in receivables                                                                (33,700)       (52,428)
   Decrease in inventories                                                                  8,580          8,348
   Increase in other assets                                                                  (946)        (1,711)
   Decrease in accounts payable                                                            (2,802)        (2,076)
   Decrease in other current and long-term liabilities                                    (23,177)       (13,217)
                                                                                         --------      ---------
       Net cash provided by operating activities                                           14,567         27,915
                                                                                         --------      ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures                                                                       (4,634)       (12,291)
Proceeds from sales of fixed assets                                                           360            368
Cash acquired in acquisitions                                                                 876              -
Acquisitions                                                                              (49,162)       (85,084)
                                                                                         --------      ---------
       Net cash used in investing activities                                              (52,560)       (97,007)
                                                                                         --------      ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Working capital facility borrowings                                                        75,000        122,850
Working capital facility repayments                                                       (69,352)      (130,040)
Acquisition facility borrowings                                                            49,350         68,700
Acquisition facility repayments                                                           (36,000)       (79,600)
Proceeds from issuance of debt                                                             28,029         72,585
Repayment of debt                                                                          (1,239)        (7,203)
Increase in deferred charges                                                                 (551)          (837)
Proceeds from issuance of Common Units, net                                                22,611         59,314
Distributions                                                                             (25,746)       (37,311)
Other                                                                                        (952)          (886)
                                                                                         --------      ---------
       Net cash provided by financing activities                                           41,150         67,572
                                                                                         --------      ---------

       Net increase (decrease) in cash                                                      3,157         (1,520)
Cash at beginning of period                                                                 4,492         10,910
                                                                                         --------      ---------
Cash at end of period                                                                    $  7,649      $   9,390
                                                                                         ========      =========

         See accompanying notes to condensed consolidated statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1)   PARTNERSHIP ORGANIZATION

     Star Gas Partners, L.P. ("Star Gas Partners" or the "Partnership") is a diversified home energy distributor and services provider, specializing in heating oil, propane, natural gas and electricity. Star Gas Partners is a Master Limited Partnership that at June 30, 2001 had 19.7 million common limited partner units (trading symbol "SGU" representing a 85.4% limited partner interests in Star Gas Partners) and 2.7 million senior subordinated units (trading symbol "SGH" representing an 11.7% limited partnership interest in Star Gas Partners) which are traded on the New York Stock Exchange. Additional interest in Star Gas Partners are represented by 0.3 million junior subordinated units (representing a 1.5% limited partner interest in Star Gas Partners) and 0.3 million general partner units (representing a 1.4% general partner interest in Star Gas Partners).

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

     . Total Gas and Electric ("TG&E" or the "natural gas and electric reseller segment") is an energy reseller that markets natural gas and electricity to residential homeowners in deregulated energy markets in the Northeast and Mid-Atlantic states of New York, New Jersey, Pennsylvania, Maryland and Florida. As of June 30, 2001, TG&E served approximately 70,000 residential customers, which customer base has since decreased to 55,000 residential customers due to a turnback of 15,000 electric customers to the utilities for economic reasons. TG&E is a 72.7% owned subsidiary of Star Gas Partners.

2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The Consolidated Financial Statements for the period October 1, 1999 through April 6, 2000 include the accounts of Star Gas Partners, L.P., and subsidiaries, principally Petro and Star Gas Propane. Beginning April 7, 2000, the Consolidated Financial Statements also include the accounts and results of operations of TG&E and reflect the amounts related to the 27.3% minority interest holders.

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. The results of operations for the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     Inventories

     Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. At the dates indicated, the components of inventory were as follows:

                                                  September 30,        June 30,
                                                       2000              2001
                                                  -------------       ----------
           (in thousands)
            Propane gas                               $ 6,323           $ 9,853
            Propane appliances and equipment            2,313             3,583
            Fuel oil                                   14,263             4,298
            Fuel oil parts and equipment                7,374             8,694
            Natural gas                                 4,134             1,809
                                                      -------           -------
                                                      $34,407           $28,237
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

     The Partnership periodically hedges a portion of its oil, propane and natural gas purchases through the use of futures, options, collars and swap agreements. The purpose of the hedges is to provide a measure of price stability in the volatile markets of oil, propane and natural gas and to manage its exposure to commodity price risk under certain existing sales commitments. The Partnership also has derivative agreements that management has decided not to treat as hedge transactions for accounting purposes and as such, mark-to-market adjustments are recognized currently in earnings.

     The Partnership adopted SFAS No. 133 on October 1, 2000, and records its derivatives at fair market value. As a result of adopting the Standard, the Partnership recognized current assets of $12.0 million, a $1.5 million increase in net income and a $10.5 million increase in additional other comprehensive income which were recorded as cumulative effect of a change in accounting principle.

     For the three and nine month periods ended June 30, 2001, the Partnership recorded a net decrease to other comprehensive income of $2.1 million and $12.5 million respectively, representing in part cash flow hedges reclassified into earnings totaling $0.2 million and $2.4 million for the three and nine month period ended March 31, 2001, respectively. The estimated net amount of existing unrealized losses currently within other comprehensive income are expected to be reclassified into earnings within the next twelve months.

     Impact of Recently Issued Accounting Standards

     In July 2001, the FASB issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as for all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

     The Partnership is required to adopt the provisions of Statement No. 141 effective July 1, 2001 and Statement No. 142 effective October 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142.

     Statement No. 141 will require upon adoption of Statement No. 142, that the Partnership evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, the Partnership will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Partnership will be required to test the intangible asset for impairment in accordance with the provisions of Statement No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement No. 142 will require the Partnership to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Partnership must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Partnership will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Partnership must perform the second step of the transitional impairment test. In the second step, the Partnership must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Partnership's statement of operations.

     As of June 30, 2001, the Partnership had unamoritized goodwill in the amount of $186.1 million and unamortized identifiable intangible assets in the amount of $154.4, of which $150.1 will be subject to the transition provisions of SFAS No. 141 and No. 142. Amortization expense related to goodwill was $7.3 million and $5.8 million for the year ended September 30, 2000 and the nine-month period ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Partnership's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of change in accounting principle.

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

     On March 29, 2001, the propane division issued $29.5 million of senior notes to refinance $25.0 million of indebtedness incurred under its bank acquisition facility. The balance of the proceeds, $4.5 million, were used to fund acquisition activity and to refinance maturities of senior notes. The senior notes bear an average interest rate of 7.89% per year and have an average life of nine years. The senior notes require two equal prepayments of $2.5 million on April 1, 2006 and April 1, 2007. The first maturity date of these notes is April 1, 2008 with a final maturity date of April 1, 2011.

     In March 2001, the natural gas and electric reseller segment replaced its existing revolving credit facility with a new revolving credit facility comprised of a $15.4 million working capital facility and a $3.0 million acquisition facility.

     In June 2001, the heating oil division replaced its existing bank credit facilities with a new bank credit facility consisting of a $123.0 million working capital facility, a $50.0 million revolving credit facility for the financing of acquisitions and capital expenditures and a $20.0 million facility for the issuance of standby letters of credit.

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

                                                                                Three Months Ended
                                                            ---------------------------------------------------------
                                                                             June 30, 2000 (unaudited)
                                                            ---------------------------------------------------------
                                                             Heating
                                                               Oil        Propane      TG&E      Partners    Consol.
                                                            --------     -------     -------    --------     --------
STATEMENTS OF OPERATIONS
----------------------------
Sales:
   Product                                                  $ 72,049     $20,946     $11,248    $      -     $104,243
   Installation, service, and appliance                       23,253       2,667           -           -       25,920
                                                            --------     -------     -------    --------     --------
       Total sales                                            95,302      23,613      11,248           -      130,163
Cost and expenses:
   Cost of product                                            45,442      10,595      10,167           -       66,204
   Cost of installation, service, and appliances              27,806         746           -           -       28,552
   Delivery and branch                                        25,011      10,399           -           -       35,410
   Depreciation and amortization                               5,704       2,983         160           -        8,847
   General and administrative                                  2,166       1,586         743         578        5,073
   TG&E customer acquisition expense                               -           -         932           -          932
   Unit compensation expense                                       -           -           -         599          599
   Net gain (loss) on sales of assets                             (6)         12           -           -            6
                                                            --------     -------     -------    --------     --------
       Operating loss                                        (10,833)     (2,684)       (754)     (1,177)     (15,448)
Interest expense (income), net                                 4,072       2,491         237        (192)       6,608
Amortization of debt issuance costs                               91          50           -           -          141
                                                            --------     -------     -------    --------     --------
       Loss before income taxes and minority interest        (14,996)     (5,225)       (991)       (985)     (22,197)
Minority interest in net loss of TG&E                              -           -         251           -          251
Income tax expense                                                25          17           3           -           45
                                                            --------     -------     -------    --------     --------
       Net loss                                             $(15,021)    $(5,242)    $  (743)    $  (985)    $(21,991)
                                                            ========     =======     =======    ========     ========
Capital expenditures                                        $    740     $   593     $     7     $     -     $  1,340
                                                            ========     =======     =======    ========     ========

                                                                                Three Months Ended
                                                            ---------------------------------------------------------
                                                                             June 30, 2001 (unaudited)
                                                            ---------------------------------------------------------
                                                             Heating
                                                               Oil        Propane      TG&E      Partners    Consol.
                                                            --------     -------     -------    --------     --------
STATEMENTS OF OPERATIONS
----------------------------
Sales:
   Product                                                  $ 89,450     $28,202     $16,437    $      -     $134,089
   Installation, service, and appliance                       27,747       4,216           -           -       31,963
                                                            --------     -------     -------     -------     --------
       Total sales                                           117,197      32,418      16,437           -      166,052
Cost and expenses:
   Cost of product                                            57,588      15,259      15,864           -       88,711
   Cost of installation, service, and appliances              33,194       1,364           -           -       34,558
   Delivery and branch                                        30,785      13,552       2,586           -       46,923
   Depreciation and amortization                               7,017       3,720         292           2       11,031
   General and administrative                                  2,426       1,954       1,257       1,503        7,140
   TG&E customer acquisition expense                               -           -         525           -          525
   Unit compensation expense                                       -           -           -         772          772
   Net gain (loss) on sales of assets                            (13)         (8)          -           -          (21)
                                                            --------     -------     -------     -------     --------
       Operating loss                                        (13,826)     (3,439)     (4,087)     (2,277)     (23,629)
Interest expense (income), net                                 4,540       3,041         780        (474)       7,887
Amortization of debt issuance costs                               98          63           -           -          161
                                                            --------     -------     -------     -------     --------
       Loss before income taxes and minority
        interest                                             (18,464)     (6,543)     (4,867)     (1,803)     (31,677)
Minority interest in net loss of TG&E                              -           -           -           -            -
Income tax expense                                                25          89           -           -          114
                                                            --------     -------     -------     -------     --------
       Net loss                                             $(18,489)    $(6,632)    $(4,867)    $(1,803)    $(31,791)
                                                            --------     -------     -------     -------     --------
Capital expenditures                                        $  3,598     $ 1,381     $   247     $     -     $  5,226
                                                            ========     =======     =======     =======     ========


                                                                                Nine Months Ended
                                                ----------------------------------------------------------------------
                                                                                  June 30, 2000
                                                                                   (unaudited)
                                               -----------------------------------------------------------------------
                                                Heating
                                                  Oil          Propane          TG&E          Partners         Consol.
                                                --------      --------        -------         --------        --------
STATEMENTS OF OPERATIONS
Sales:
  Product                                       $436,791      $114,756        $11,248         $     -         $562,795
  Installation, service, and appliance            66,479         9,470              -               -           75,949
                                                --------      --------        -------         -------         --------
       Total sales                               503,270       124,226         11,248               -          638,744
Costs and expenses:
  Cost of product                                259,322        58,549         10,167               -          328,038
  Cost of installation,
   service, and appliances                        85,879         3,007              -               -           88,886
  Delivery and branch                             87,406        33,581              -               -          120,987
  Depreciation and amortization                   16,369         8,918            160               -           25,447
  General and administrative                       7,169         4,611            743           1,826           14,349
  TG&E customer acquisition expense                    -             -            932               -              932
  Unit compensation expense                            -             -              -             599              599
  Net gain (loss) on sales of assets                   8            48              -               -               56
                                                --------      --------        -------         -------         --------
  Operating income (loss)                         47,133        15,608           (754)         (2,425)          59,562
  Interest expense (income), net                  12,982         6,964            237            (202)          19,981
  Amortization of debt issuance costs                258           140              -               -              398
                                                --------      --------        -------         -------         --------
    Income (loss) before income taxes and
     minority interest                            33,893         8,504           (991)         (2,223)          39,183
Minority interest in net loss of TG&E                  -             -            251               -              251
Income tax expense                                   300            70              3               -              373
                                                --------      --------        -------         -------         --------
  Income (loss) before cumulative effect of
   adoption of accounting principle               33,593         8,434           (743)         (2,223)          39,061
  Cumulative effect of adoption of
   accounting principle                                -             -              -               -                -
                                                --------      --------        -------         -------         --------

    Net income (loss)                           $ 33,593      $  8,434        $  (743)        $(2,223)        $ 39,061
                                                ========      ========        =======         =======         ========

Capital expenditures                            $  1,752      $  2,875        $     7         $     -         $  4,634
                                                ========      ========        =======         =======         ========


                                                                                Nine Months Ended
                                                ----------------------------------------------------------------------
                                                                                  June 30, 2000
                                                                                   (unaudited)
                                               -----------------------------------------------------------------------
                                                Heating
                                                  Oil          Propane          TG&E          Partners         Consol.
                                                --------      --------        -------         --------        --------
STATEMENTS OF OPERATIONS
Sales:
  Product                                       $601,356      $181,097        $81,950         $     -         $864,403
  Installation, service, and appliance            80,516        15,084              -               -           95,600
                                                --------      --------        -------         -------         --------
       Total sales                               681,872       196,181         81,950               -          960,003
Costs and expenses:
  Cost of product                                386,188       104,278         74,160               -          564,626
  Cost of installation,
   service, and appliances                       102,876         5,039              -               -          107,915
  Delivery and branch                            108,518        42,992          4,018               -          155,528
  Depreciation and amortization                   20,128        10,147            769               6           31,050
  General and administrative                       7,704         5,239          4,127           4,200           21,270
  TG&E customer acquisition expense                    -             -          1,896               -            1,896
  Unit compensation expense                            -             -              -           1,991            1,991
  Net gain (loss) on sales of assets                 (21)           42              -               -               21
                                                --------      --------        -------         -------         --------
  Operating income (loss)                         56,437        28,528         (3,020)         (6,197)          75,748
  Interest expense (income), net                  15,451         8,734          2,111          (1,289)          25,007
  Amortization of debt issuance costs                290           167              -               -              457
                                                --------      --------        -------         -------         --------
    Income (loss) before income taxes and
     minority interest                            40,696        19,627         (5,131)         (4,908)          50,284
Minority interest in net loss of TG&E                  -             -              -               -                -
Income tax expense                                 1,550           202              1               -            1,753
                                                --------      --------        -------         -------         --------
  Income (loss) before cumulative effect of
   adoption of accounting principle               39,146        19,425         (5,132)         (4,908)          48,531
  Cumulative effect of adoption of
   accounting principle                            2,093          (229)          (398)              -            1,466
                                                --------      --------        -------         -------         --------

    Net income (loss)                           $ 41,239      $ 19,196        $(5,530)        $(4,908)        $ 49,997
                                                ========      ========        =======         =======         ========
Capital expenditures                            $  8,059      $  3,916        $   316         $     -         $ 12,291
                                                ========      ========        =======         =======         ========

                                                                                                June 30, 2001
                                 September 30, 2000                                               (unaudited)
                     -------------------------------------------------------------------------------------------------------------
                     Heating                                        (1)      Heating                                      (1)
(in thousands)         Oil        Propane      TG&E     Partners   Consol.     Oil      Propane    TG&E    Partners      Consol.
                     -------      -------      ----     --------   -------   -------    -------    ----    --------      -------
BALANCE SHEETS
--------------
ASSETS
Current assets:
   Cash and cash
    equivalents      $  6,288     $  2,765     $   222  $  1,635  $ 10,910   $  1,062  $  5,762  $     7   $  2,559     $  9,390
   Receivables, net    51,475        9,976       5,407         -    66,858     81,737    13,453   21,164          -      116,354
   Inventories         21,637        8,636       4,134         -    34,407     12,992    13,436    1,809          -       28,237
   Prepaid expenses
    and other
    current asses      12,502        1,017       2,157         -    14,815     17,705       637    2,199         94       19,773
                     --------     --------     -------   -------- --------   --------  --------  -------   --------     --------
       Total current
        assets         91,902       22,394      11,920     1,635   126,990    113,496    33,288   25,179      2,653      173,754
   Property and
    equipment, net     39,026      132,008         266         -   171,300     45,582   159,835      517          -      205,934
   Long-term portion
    of accounts
    receivable          7,282            -           -         -     7,282      6,950         -        -          -        6,950
   Investment in
    subsidiaries            -       69,309           -   143,036         -          -   107,167        -    210,080            -
   Intangibles and
    other
    assets, net       236,069       63,003      14,174       158   313,404    253,437    73,639   13,249        222      340,547
                     --------     --------     -------  --------  --------   --------  --------  -------   --------     --------
       Total assets  $374,279     $286,714     $26,360  $144,829  $618,976   $419,465  $373,929  $38,945   $212,955     $727,185
                     ========     ========     =======  ========  ========   ========  ========  =======   ========     ========
                     Heating                                        (1)      Heating                                      (1)
                       Oil        Propane      TG&E     Partners   Consol.     Oil      Propane    TG&E    Partners      Consol.
                     -------      -------      ----     --------   -------   -------    -------    ----    --------      -------
LIABILITIES AND
 PARTNERS'  CAPITAL
Current Liabilities:
   Accounts payable  $ 11,887     $  7,436     $ 8,551  $      -  $ 27,874   $ 12,197  $  2,785  $10,872   $      -     $ 25,854
   Working capital
    facility
    borrowings         17,000          800       6,600         -    24,400      8,000         -    9,210          -       17,210
   Current maturities
    of long- term debt  7,669        8,846           -         -    16,515     13,181     4,856        -          -       18,037
   Accrued expenses
    and other
    current
    liabilities        36,882        4,006       1,521         -    42,410     35,161     9,204    2,829      1,561       48,755
   Due to affiliate    (1,115)      (3,674)          -     4,789         -        283      (860)   1,410       (833)           -
   Unearned service
    contract  revenue  15,654            -           -         -    15,654     16,303         -        -          -       16,303
   Customer credit
     balances          26,101        9,805       2,037         -    37,943      9,835     9,574    1,863          -       21,272
                     --------     --------     -------  --------  --------   --------  --------  -------   --------     --------
       Total current
        liabilities   114,078       27,219      18,709     4,789   164,796     94,960    25,559   26,184        728      147,431
Long-term debt        186,397      122,154       1,863         -   310,414    213,124   147,687    2,563          -      363,374
Other long-term
 liabilities            4,495           93           -         -     4,588      4,214       761       40          -        5,015
Partners' Capital:
   Equity Capital      69,309      137,248       5,788   140,040   139,178    107,167   199,922   10,158    212,227      211,365
                     --------     --------     -------  --------  --------   --------  --------  -------   --------     --------
Total liabilities
 and Partners'
 Capital             $374,279     $286,714     $26,360  $144,829  $618,976   $419,465  $373,929  $38,945   $212,955     $727,185
                     ========     ========     =======  ========  ========   ========  ========  =======   ========     ========

(1) The consolidated amounts include the necessary entries to eliminate the investment in Petro Holdings, Star Gas Propane and TG&E.

5)   ACQUISITIONS

     During the nine-month period ending June 30, 2001, the Partnership acquired ten unaffiliated retail heating oil dealers and seven unaffiliated retail propane dealers. The aggregate consideration for these acquisitions accounted for by the purchase method of accounting was approximately $85.1 million. Purchase prices have been allocated to the acquired assets and liabilities based on their respective fair market values on the dates of acquisition. The purchase prices in excess of the fair values of net assets acquired were classified as intangibles in the Condensed Consolidated Balance Sheets.

     The following table indicates the allocation of the aggregate purchase price paid for these acquisitions and the respective periods of amortization assigned:


(in thousands)                                           USEFUL LIVES
                                                    ----------------------
Land                                  $ 2,098       -
Buildings                               1,757       30 years
Furniture & fixtures                      565       10 years
Fleet                                   7,190       5 - 30 years
Tanks and equipment                    22,946       5 - 30 years
Customer lists                         28,771       7 - 15 years
Restrictive covenants                   3,942       5 years
Goodwill                               12,511       25 years
Working capital                         5,304       -
                                      -------
       Total                          $85,084
                                      =======


     Sales and net income have been included in the Condensed Consolidated Statements of Operations from the respective dates of acquisition. The following pro forma information presents the results of operations for the nine months ending June 30, 2001 of the Partnership and the acquisitions previously described, as if the acquisitions had taken place on October 1, 2000.


(in thousands, except per share data)
Sales                                                         $1,023,203
Net income                                                    $   56,239
General Partner's interest in net income                      $      838
Limited Partners' interest in net income                      $   55,401
Basic net income per limited partner unit                     $     2.56
Diluted net income per limited partner unit                   $     2.55


6)   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(in thousands)                                         Nine Months Ended June 30,
                                                    --------------------------------
                                                      2000                     2001
                                                    -------                  -------
Cash paid during the period for:
   Income taxes                                     $ 3,643                  $   796
   Interest                                         $27,490                  $25,631

7)   EARNINGS PER LIMITED PARTNER UNIT

(in thousands, except per unit data)                              Three Months Ended       Nine Months Ended
                                                                       June 30,                June 30,
                                                                -----------------------   -------------------
                                                                     2000         2001        2000       2001
                                                                 --------     --------     -------    -------
Income (loss)  before cumulative effect of change in
  accounting principle per Limited Partner unit
  Basic                                                          $  (1.15)    $  (1.38)    $  2.13    $  2.21
  Diluted                                                        $  (1.15)    $  (1.38)    $  2.13    $  2.20

Cumulative effect of change in accounting principle per
  Limited Partner unit
  Basic                                                         $  -         $  -         $  -        $  0.07
  Diluted                                                       $  -         $  -         $  -        $  0.07

Net income (loss) per Limited Partner unit
  Basic                                                          $  (1.15)    $  (1.38)    $  2.13    $  2.28
  Diluted                                                        $  (1.15)    $  (1.38)    $  2.13    $  2.27

Basic Earnings Per Unit:
Net income (loss)                                                $(21,991)    $(31,791)    $39,061    $49,997
Less:  General Partner's interest in net income (loss)               (374)        (449)        691        745
                                                                 --------     --------     -------    -------
  Limited Partners' interest in net income (loss)                $(21,617)    $(31,342)    $38,370    $49,252
                                                                 ========     ========     =======    =======


Common Units                                                       16,045       19,725      15,233     18,588
Senior Subordinated Units                                           2,482        2,697       2,478      2,670
Junior Subordinated Units                                             345          345         345        345
                                                                 --------     --------     -------    -------
  Weighted average number of Limited Partner units
     Outstanding                                                   18,872       22,767      18,056     21,603
                                                                 ========     ========     =======    =======
  Basic earnings per unit                                        $  (1.15)    $  (1.38)    $  2.13    $  2.28
                                                                 ========     ========     =======    =======

Diluted Earnings Per Unit:
  Limited Partners' interest in net income (loss)                $(21,617)    $(31,342)    $38,370    $49,252
                                                                 ========     ========     =======    =======

  Weighted average number of Limited Partner units
     outstanding                                                   18,872       22,767      18,056     21,603
  Senior subordinated units anticipated to be issued under
     employee incentive plan                                            -            -           -        113
                                                                 --------     --------     -------    -------
    Diluted number of Limited Partner units                        18,872       22,767      18,056     21,716
                                                                 ========     ========     =======    =======
     Diluted earnings per unit                                   $  (1.15)    $  (1.38)    $  2.13    $  2.27
                                                                 ========     ========     =======    =======

8)   SUBSEQUENT EVENTS

     In July 2001, the Partnership signed a contract to purchase the equity interests of Meenan Oil Co., Inc. ("Meenan"), believed to be the third largest home heating oil distributor in the United States, for a purchase price of approximately $120 million. Meenan has aggregate annual sales of approximately 129.4 million gallons of heating oil and serves approximately 110,000 home heating oil customers from eight branch locations in New York, New Jersey and Pennsylvania. All of these branches are either within or contiguous to the Partnership's existing area of operations for the heating oil division. This acquisition will be funded through the combination of the proceeds from a 3.2 million unit equity offering and a $103.0 million private placement of senior notes to institutional purchasers. The Partnership intends to use $63 million of the proceeds from the private placement to pay a portion of the purchase price for Meenan, $32 million to repay its indebtedness under the heating oil operation's bank acquisition facilities and the balance of the proceeds to repay other long-term heating oil indebtedness. The acquisition and related financings are expected to close simultaneously in mid-August.

     Cash Distributions - On August 1, 2001, the Partnership announced that it would pay a cash distribution of $0.575 per unit on all units for the three months ended June 30, 2001. The distribution will be paid on August 14, 2001, to unitholders of record on August 6, 2001.

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

The Total Gas and Electric (TG&E) acquisition was made on April 7, 2000. Accordingly, the results of operations for the nine month periods ended June 30, 2001 include TG&E's results for the entire period whereas the results for the previous corresponding nine month period only include TG&E's results of operations for only approximately one quarter. Since the TG&E acquisition was included for the most part in both periods, the results for the three month period ended June 30, 2001 are comparable to the three month period ended June 30, 2000.

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

The Partnership adopted SFAS No. 133 on October 1, 2000 and records its derivatives at fair market value. As a result of adopting the Standard, the Partnership's net income for the three and nine month periods ended June 30, 2001 were $2.2 million and $1.8 million less respectively, than what they would have been had the Standard not been adopted. The effect of the Standard will have no impact in how the Partnership will evaluate its ability to make the minimum quarterly distribution.

THREE MONTHS ENDED JUNE 30, 2001
COMPARED TO THREE MONTHS ENDED JUNE 30, 2000
--------------------------------------------


VOLUME

For the three months ended June 30, 2001, retail volume of home heating oil and propane increased 10.8 million gallons, or 16.5%, to 76.1 million gallons, as compared to 65.4 million gallons for the three months ended June 30, 2000. This increase was due to an additional 8.9 million gallons provided by the heating oil segment and a 1.8 million gallon increase in the propane segment. Volume increased in the heating oil and propane segments largely due to the impact of additional volume provided by acquisitions. Temperatures in the Partnership's areas of operations were an average of 11.6% warmer than in the prior year's comparable quarter and approximately 12% warmer than normal.


SALES

For the three months ended June 30, 2001, sales increased $35.9 million, or 27.6%, to $166.1 million, as compared to $130.2 million for the three months ended June 30, 2000. This increase was due to an additional $21.9 million provided by the home heating oil segment, a $8.8 million increase in the propane segment and a $5.2 million increase in TG&E sales. Sales rose in all three segments largely due to increased volume sales and to a much lesser extent from increased selling prices. Selling prices increased versus the prior year's comparable period in response to higher supply costs. Sales also increased in the heating oil division by $4.5 million and by $1.5 million in the propane division due to an increased focus on the sales of rationally related products including heating, air conditioning and water softening equipment installation and service.


COST OF PRODUCT

For the three months ended June 30, 2001, cost of product increased $22.5 million, or 34.0%, to $88.7 million, as compared to $66.2 million for the three months ended June 30, 2000. This increase was due to an additional $12.1 million of cost of product at the home heating segment, $5.7 million of increased TG&E cost of product and a $4.7 million increase in the propane segment. The cost of product for all three segments increased due to the impact of higher volume sales and as a result of higher supply cost. While selling prices and supply cost increased on a per gallon basis the increase in selling prices was greater than the increase in supply costs, which resulted in an increase in per gallon margins.


COST OF INSTALLATION, SERVICE AND APPLIANCES

For the three months ended June 30, 2001, cost of installation, service and appliances increased $6.0 million, or 21.0%, to $34.6 million, as compared to $28.5 million for the three months ended June 30, 2000. This increase was due to an additional $5.4 million of expenses for the heating oil segment and a $0.6 million increase in cost for the propane segment. The cost of installation, service and appliances for both the heating oil and propane segments increased due to the additional sales of rationally related products and as a result of additional service cost for the larger base of business resulting primarily from acquisitions.

DELIVERY AND BRANCH EXPENSES

For the three months ended June 30, 2001, delivery and branch expenses increased $11.5 million, or 32.5%, to $46.9 million, as compared to $35.4 million for the three months ended June 30, 2000. This increase was due to an additional $5.8 million of delivery and branch expenses at the heating oil segment, a $3.1 million increase in delivery and branch expenses for the propane segment and for a $2.6 million provision for bad debts expense at TG&E. Delivery and branch expenses increased both at the heating oil and propane segments due to additional operating cost associated with higher retail volume sales, inflation and for additional operating cost of acquired companies.


DEPRECIATION AND AMORTIZATION EXPENSES

For the three months ended June 30, 2001, depreciation and amortization expenses increased $2.2 million, or 24.7%, to $11.0 million, as compared to $8.8 million for the three months ended June 30, 2000. This increase was primarily due to additional depreciation and amortization for heating oil and propane acquisitions and $0.1 million of increased depreciation and amortization expense for TG&E.


GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended June 30, 2001, general and administrative expenses increased $2.1 million, or 40.8%, to $7.1 million, as compared to $5.1 million for the three months ended June 30, 2000. The increase was due to $0.5 million of increased TG&E general and administrative expenses reflecting the expense for increased staffing levels and higher legal and professional fees, a $0.7 million increase in the heating oil and propane segments largely due to increased incentive compensation and acquisition related expenditures and a $0.9 million increase in general and administrative expenses at the Partnership level. The Partnership level increase was primarily due to an accrual for compensation earned for unit appreciation rights previously granted.


TG&E CUSTOMER ACQUISITION EXPENSE

For the three months ended June 30, 2001, TG&E customer acquisition expense decreased $0.4 million, or 43.7% to $0.5 million, as compared to $0.9 million for the three months ended June 30, 2000. This TG&E segment expense is for the cost of acquiring new accounts through the services of a third party direct marketing company.


UNIT COMPENSATION EXPENSE

For the three months ended June 30, 2001, unit compensation expense increased $0.2 million, or 28.9%, to $0.8 million, as compared to $0.6 million for the three months ended June 30, 2000. These expenses were incurred under the Partnership's Unit Incentive Plan whereby certain employees were granted senior subordinated units as an incentive for increased efforts during employment and as an inducement to remain in the service of the Partnership.


INTEREST EXPENSE, NET

For the three months ended June 30, 2001, net interest expense increased $1.3 million, or 19.4%, to $7.9 million, as compared to $6.6 million for the three months ended June 30, 2000. This increase was due to additional interest expense for higher working capital borrowings and for additional interest expense for the financing of propane and heating oil acquisitions.

NET LOSS

For the three months ended June 30, 2001, net loss increased $9.8 million, or 44.6%, to $31.8 million, as compared to a net loss of $22.0 million for the three months ended June 30, 2000. The increase was due to $4.3 million of additional TG&E net loss, an additional $3.5 million of net loss at the heating oil segment and a $1.2 million increase in the net loss at the propane segment. Since the fiscal third quarter is a non-heating season period, acquisition activity would have the impact of further increasing the net loss for the quarter. Warmer weather and increased bad debt provisions also further negatively impacted the quarter. These segment losses were further increased by $0.8 million more of a net loss at the Partnership level, largely the result of the increase in unit compensation expense recorded at the Partnership level.


EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION, TG&E CUSTOMER ACQUISITION EXPENSE AND UNIT COMPENSATION EXPENSE, LESS NET GAIN (LOSS) ON SALES OF EQUIPMENT (EBITDA)

For the three months ended June 30, 2001, earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of assets (EBITDA) decreased $6.2 million, or 122.2% to a loss of $11.3 million as compared to a loss of $5.1 million, for the three months ended June 30, 2000. This decrease was due to $1.7 million of less EBITDA generated by the heating oil segment, the $0.9 million of additional expenses at the Partnership level and a $3.8 million greater EBITDA loss at TG&E. The decrease in the heating oil segment was due to the impact of warmer weather and SFAS No. 133. The TG&E segment decrease was largely due to the $2.6 million provision for bad debt expense and for lower product margins experienced in this quarter. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies. The extent to which TG&E customer acquisition expense is not deducted in arriving at "EBITDA" is currently being reviewed by the Partnership.

NINE MONTHS ENDED JUNE 30, 2001
COMPARED TO NINE MONTHS ENDED JUNE 30, 2000
-------------------------------------------


VOLUME

For the nine months ended June 30, 2001, retail volume of home heating oil and propane increased 100.2 million gallons, or 24.4%, to 510.4 million gallons, as compared to 410.2 million gallons for the nine months ended June 30, 2000. This increase was due to an additional 75.5 million gallons provided by the heating oil segment and a 24.7 million gallon increase in the propane segment. Volume increased in the heating oil and propane segments largely due to the impact of colder temperatures and as a result of additional volume provided by acquisitions. Temperatures in the Partnership's areas of operations were an average of 12.6% colder than in the prior year's comparable period and approximately 2% colder than normal.


SALES

For the nine months ended June 30, 2001, sales increased $321.3 million, or 50.3%, to $960.0 million, as compared to $638.7 million for the nine months ended June 30, 2000. This increase was attributable to $178.6 million provided by the home heating oil segment, a $72.0 million increase in the propane segment and by $70.7 million of increased TG&E sales. Sales rose in both the heating oil and propane segments due to increased retail volume and to a lesser extent from increased selling prices. Selling prices increased versus the prior year's comparable period in response to higher supply costs. Sales also increased in the heating oil division by $14.0 million and by $5.6 million in the propane division due to increases in the sales of rationally related products including heating, air conditioning and water softening equipment installation and service.


COST OF PRODUCT

For the nine months ended June 30, 2001, cost of product increased $236.6 million, or 72.1%, to $564.6 million, as compared to $328.0 million for the nine months ended June 30, 2000. This increase was due to $126.9 million of additional cost of product at the home heating segment, $64.0 million of increased TG&E cost of product and a $45.7 million increase in the propane segment. The cost of product for both the heating oil and propane segments increased due to the impact of higher retail volumes sales and as a result of higher supply cost. While both selling prices and supply cost increased on a per gallon basis, the increase in selling prices was greater than the increase in supply costs, which resulted in an increase in per gallon margins.


COST OF INSTALLATION, SERVICE AND APPLIANCES

For the nine months ended June 30, 2001, cost of installation, service and appliances increased $19.0 million, or 21.4%, to $107.9 million, as compared to $88.9 million for the nine months ended June 30, 2000. This increase was due to $17.0 million of increased expenses for the heating oil segment and a $2.0 million increase in cost for the propane segment. The cost of installation, service and appliances for both the heating oil and propane segments increased due to the additional sales of rationally related products and as a result of additional service cost due to the colder temperatures.


DELIVERY AND BRANCH EXPENSES

For the nine months ended June 30, 2001, delivery and branch expenses increased $34.5 million, or 28.5%, to $155.5 million, as compared to $121.0 million for the nine months ended June 30, 2000. This increase was due to an additional $21.1 million of delivery and branch expenses at the heating oil segment, a $9.4 million increase in delivery and branch expenses for the propane segment and a $4.0 million increase at TG&E for a provision for bad debts expense. Delivery and branch expenses increased both at the heating oil and propane segments due to additional operating cost associated with higher retail volume sales, inflation and for additional operating cost of acquired companies.

DEPRECIATION AND AMORTIZATION

For the nine months ended June 30, 2001, depreciation and amortization expenses increased $5.6 million, or 22.0%, to $31.0 million, as compared to $25.4 million for the nine months ended June 30, 2000. This increase was primarily due to additional depreciation and amortization for heating oil and propane acquisitions and $0.6 million of increased depreciation and amortization expenses for TG&E.


GENERAL AND ADMINISTRATIVE EXPENSES

For the nine months ended June 30, 2001, general and administrative expenses increased $6.9 million, or 48.2%, to $21.3 million, as compared to $14.3 million for the nine months ended June 30, 2000. This increase was primarily due to $3.4 million of additional TG&E general and administrative expenses and a $2.3 million increase in general and administrative expenses at the Partnership level. The Partnership level increase was primarily due to an accrual for compensation earned for unit appreciation rights previously granted and for professional fees incurred for the recruitment of certain executive positions. General and administrative expenses increased $1.2 million in total for the heating oil and propane segments due to increased incentive compensation and for acquisition related expenditures.


TG&E CUSTOMER ACQUISITION EXPENSE

For the nine months ended June 30, 2001, TG&E customer acquisition expense increased $1.0 million, or 103.4%, to $1.9 million, as compared to $0.9 million for the nine months ended June 30, 2000. This TG&E segment expense is for the cost of acquiring new accounts through the services of a third party direct marketing company.


UNIT COMPENSATION EXPENSE

For the nine months ended June 30, 2001, unit compensation expense increased $1.4 million, or 232.4%, to $2.0 million, as compared to $0.6 million for the nine months ended June 30, 2000. These expenses were incurred under the Partnership's Unit Incentive Plan whereby certain employees and outside directors were granted senior subordinated units as an incentive for increased efforts during employment and as an inducement to remain in the service of the Partnership.


INTEREST EXPENSE, NET

For the nine months ended June 30, 2001, net interest expense increased $5.0 million, or 25.2%, to $25.0 million, as compared to $20.0 million for the nine months ended June 30, 2000. This increase was due to additional interest expense for higher working capital borrowings necessitated by the higher cost of product and additional interest expense for the financing of propane and heating oil acquisitions.


INCOME TAX EXPENSE

For the nine months ended June 30, 2001, income tax expense increased $1.4 million, or 370.0%, to $1.8 million, as compared to $0.4 million for the nine months ended June 30, 2000. This increase was due to additional state income taxes for higher pretax earnings achieved for the nine months ended June 30, 2001.


CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE

For the nine months ended June 30, 2001, the Partnership recorded a $1.5 million increase in net income arising from the adoption of SFAS No. 133.


NET INCOME

For the nine months ended June 30, 2001, net income increased $10.9 million, or 28.0%, to $50.0 million, as compared to $39.1 million for the nine months ended June 30, 2000. The increase was due to a $10.9 million increase in net income at the propane segment and an additional $7.6 million of net income at the heating oil segment. The improvement in the net income for these segments was largely due to colder weather and as a result of acquisitions. Partially offsetting these increases in net income were $5.0 million of additional net loss for TG&E and $2.6 million of additional net loss at the Partnership level, largely the result of the increase in unit compensation expense recorded at the Partnership level.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION, TG&E CUSTOMER ACQUISITION EXPENSE AND UNIT COMPENSATION EXPENSE, LESS NET GAIN (LOSS) ON SALES OF EQUIPMENT (EBITDA)

For the nine months ended June 30, 2001, earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of assets (EBITDA) increased $24.2 million, or 28.0%, to $110.7 million as compared to $86.5 million, for the nine months ended June 30, 2000. This increase was due to a $14.3 million increase in the propane segment EBITDA, $13.1 million of additional EBITDA generated by the heating oil segment partially offset by $2.4 million of additional expenses at the Partnership level and by $0.7 million of lower TG&E EBITDA. The increase in the heating oil and propane segments was largely due to additional EBITDA provided by the impact of colder temperatures and acquisitions. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies. The extent to which TG&E customer acquisition expense is not deducted in arriving at "EBITDA" is currently being reviewed by the Partnership.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the nine months ended June 30, 2001, the Partnership sold 3.7 million common units (including 0.5 million of overallotment units exercised), the net proceeds of which, net of underwriter's discount, commission, and offering expenses was $59.3 million. These funds combined with net cash provided by $61.5 million in net working capital and acquisition facility borrowings, $27.9 million generated by operating activities, $72.6 million of long-term debt borrowings ($40.0 million of senior secured notes issued by the heating oil segment, $29.5 million of senior notes issued by the propane segment and $3.1 million of acquisition related notes) and $0.4 million in proceeds from the sale of fixed assets amounted to $221.7 million. Such funds were used for acquisitions of $85.1 million, distributions of $37.3 million, debt and acquisition facility repayment of $86.8 million, capital expenditures of $12.3 million and other financing activities of $1.7 million. As a result of the above activity, cash decreased by $1.5 million to $9.4 million.

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

The $29.5 million of senior notes mentioned above were issued to several institutional lenders by the propane segment to complete a refinancing of $25.0 million of indebtedness incurred under its bank acquisition facility. The balance of the proceeds, $4.5 million, were used to fund acquisition activity and to refinance maturities of senior notes. The senior notes bear interest at the rate of 7.89% per year and have an average life of nine years with a final maturity date of April 1, 2011.

For the remainder of fiscal 2001, the Partnership anticipates paying interest of approximately $7.6 million and anticipates growth and maintenance capital additions of approximately $4.1 million. In addition, the Partnership plans to pay distributions on its units in accordance with the partnership agreement.
The Partnership also plans to pursue strategic acquisitions as part of its business strategy and to prudently fund such acquisitions through a combination of debt and equity. Based on its current cash position, bank credit availability and net cash from operating activities, the Partnership expects to be able to meet all of its obligations for the next twelve months.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as for all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No.
142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

The Partnership is required to adopt the provisions of Statement No. 141 effective July 1, 2001 and Statement No. 142 effective October 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142.

Statement No. 141 will require upon adoption of Statement No. 142, that the Partnership evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, the Partnership will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Partnership will be required to test the intangible asset for impairment in accordance with the provisions of Statement No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement No. 142 will require the Partnership to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Partnership must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Partnership will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Partnership must perform the second step of the transitional impairment test. In the second step, the Partnership must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Partnership's statement of operations.

As of June 30, 2001, the Partnership had unamoritized goodwill in the amount of $186.1 million and unamortized identifiable intangible assets in the amount of $154.4, of which $150.1 will be subject to the transition provisions of SFAS No. 141 and No. 142. Amortization expense related to goodwill was $7.3 million and $5.8 million for the year ended September 30, 2000 and the nine-month period ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Partnership's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of change in accounting principle.

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to interest rate risk primarily through its bank credit facilities. The Partnership utilizes these borrowings to meet its working capital needs and also to fund the short-term needs of its acquisition program.

At June 30, 2001, the Partnership had outstanding borrowings of approximately $49.2 million under its Bank Credit Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $0.5 million annually.

The Partnership also selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and future market price of home heating oil, propane and natural gas. The Partnership does not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Partnership would pay for the product being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at June 30, 2001, the potential gain on the Partnership's hedging activity would be to increase the fair market value of these outstanding derivatives by $7.3 million to a fair market value $10.2 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $7.3 million to a fair market value of ($4.4) million.



                           PART II OTHER INFORMATION
                           -------------------------

ITEM 5.  OTHER INFORMATION

Star's Partnership Agreement provides that 303,000 Senior Subordinated Units are to be distributed proportionally to holders of its Senior Subordinated (NYSE:SGH), Junior Subordinated and General Partner Units, at the end of any twelve month period in which its heating oil division has an Adjusted Operating Surplus in excess of $2.90 per unit. This will take place for a maximum of three non-overlapping twelve-month periods ending December 31, 2003. While Star's heating oil division generated an Adjusted Operating Surplus of $3.37 per unit, on an accrual basis, for the twelve months ended June 30, 2001, on a cash basis its Adjusted Operating Surplus for the period was below the $2.90 per unit necessary to distribute the 303,000 Senior Subordinated units referred to above. It is expected however, that the cash receipts and disbursements resulting from this past year's performance will result in those units being distributed after completion of the quarter ending September 30, 2001. While the Partnership currently believes this distribution will be undertaken at that time, there can be no guarantee of that future event.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)    EXHIBITS INCLUDED WITHIN:

       10.25 Credit agreement dated as of June 15, 2001 by Petroleum Heat and Power Co., Inc. and Bank of America, N.A., as agent.

       27.0  Financial Data Schedule

(B)    REPORTS ON FORM 8-K:

       4/16/01 - Filing of Unitholders rights agreement adopted by the Partnership.

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:




Star Gas Partners, L.P.
By:  Star Gas LLC (General Partner)



              SIGNATURE                                   Title                                     Date
              ----------                                 -------                                   -------
/s/  George Leibowitz                      Chief Financial Officer                       August 13, 2001
-----------------------------              Star Gas LLC
George Leibowitz                           (Principal Financial Officer)


/s/  James J. Bottiglieri                  Vice President                                August 13, 2001
------------------------------             Star Gas LLC
   James J. Bottiglieri