Form 10-K405
period 2001-09-30
STAR GAS PARTNERS LP
filed 2001-12-20
CIK 1002590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2001

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
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
-----------------------------------    -----------------------------------------
      Common Units                             New York Stock Exchange
      Senior Subordinated Units                New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ________
                                      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Star Gas Partners, L.P. Common Units held by non-affiliates of Star Gas Partners, L.P. on December 18, 2001 was approximately $448,100,000. As of December 18, 2001 the number of Star Gas Partners, L.P. shares outstanding for each class of common stock was:

      23,393,946      Common Units
       3,019,653      Senior Subordinated Units
         345,364      Junior Subordinated Units
         325,729      General Partner Units

Documents Incorporated by Reference:  None

                            STAR GAS PARTNERS, L.P.
                          2001 FORM 10-K ANNUAL REPORT
                              TABLE OF CONTENTS

                                     PART I

                                                                                                           Page
Item  1.     Business                                                                                        3
Item  2.     Properties                                                                                     14
Item  3.     Legal Proceedings - Litigation                                                                 14
Item  4.     Submission of Matters to a Vote of Security Holders                                            14


                                    PART II

Item  5.     Market for the Registrant's Units and Related Matters                                          15
Item  6.     Selected Historical Financial and Operating Data                                               16
Item  7.     Management's Discussion and Analysis of Financial Condition and Results of Operations          18
Item  7A.    Quantitative and Qualitative Disclosures about Market Risk                                     25
Item  8.     Financial Statements and Supplementary Data                                                    25
Item  9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           25


                                    PART III

Item 10.     Directors and Executive Officers of the Registrant                                             26
Item 11.     Executive Compensation                                                                         30
Item 12.     Security Ownership of Certain Beneficial Owners and Management                                 32
Item 13.     Certain Relationships and Related Transactions                                                 32


                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               33

                                     PART I
                                ITEM 1. BUSINESS

Structure

Star Gas Partners, L.P. ("Star Gas" or the "Partnership") is a diversified home energy distributor and services provider, specializing in heating oil, propane, natural gas and electricity. Star Gas is a master limited partnership, which at September 30, 2001 had 23.4 million common limited partner units (NYSE: "SGU" representing a 87.4% limited partner interest in Star Gas Partners) and 2.7 million senior subordinated units (NYSE: "SGH" representing a 10.1% limited partner interest in Star Gas Partners) outstanding. Additional Partnership interests include 0.3 million junior subordinated units (representing a 1.3% limited partner interest) and 0.3 million general partner units (representing a 1.2% general partner interest).

Operationally the Partnership is organized as follows:

 .    Star Gas Propane, L.P., ("Star Gas Propane" or the "propane segment") is a wholly owned subsidiary of Star Gas. Star Gas Propane markets and distributes propane gas and related products to approximately 280,000 customers in the Midwest, Northeast, Florida and Georgia.

 .    Petro Holdings, Inc. ("Petro" or the "heating oil segment"), is the nation's largest distributor of home heating oil and serves approximately 530,000 customers in the Northeast and Mid-Atlantic. Petro is an indirect wholly owned subsidiary of Star Gas Propane, L.P.

 .    Total Gas and Electric ("TG&E" or the "natural gas and electric reseller segment") is an energy reseller that markets natural gas and electricity to residential homeowners in deregulated energy markets in New York, New Jersey, Florida, Maryland and the District of Columbia and serves approximately 50,000 residential customers. TG&E is currently an 80% owned subsidiary of Star Gas Partners.

 .    Star Gas Partners ("Partners" or the "Public Master Limited Partnership")
     includes the office of the Chief Executive Officer and in addition has the responsibility for maintaining investor relations and investor reporting for the Partnership.

Seasonality

The Partnership's fiscal year ends on September 30th. All references in this document are to fiscal years unless otherwise noted. The seasonal nature of the Partnership's business results in the sale of approximately 30% of its volume in the first quarter (October through December) and 45% of its volume in the second quarter (January through March) of each year, the peak heating season, because propane, heating oil and natural gas are primarily used for space heating in residential and commercial buildings. The Partnership generally realizes net income in both of these quarters and net losses during the quarters ending June and September. In addition, sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices and other factors.

Propane
-------

The propane segment is primarily engaged in the retail distribution of propane and related supplies and equipment to residential, commercial, industrial, agricultural and motor fuel customers. Customers are served from 112 branch locations and 54 satellite storage facilities in the Midwest, Northeast, Florida and Georgia. In addition to its retail business, the segment serves wholesale customers from its underground cavern and storage facilities in Seymour, Indiana. Based on sales dollars, approximately 90% of propane sales were to retail customers and approximately 10% were to wholesale customers. Retail sales have historically had a greater profit margin, more stable customer base and less price sensitivity as compared to the wholesale business.

Propane is used primarily for space and water heating, clothes drying and cooking. Residential customers are typically homeowners, while commercial customers include motels, restaurants, retail stores and laundromats. Industrial users, such as manufacturers, use propane as a heating and energy source in manufacturing and drying processes. In addition, propane is used to supply heat for drying crops and as a fuel source for certain vehicles.

Propane is extracted from natural gas at processing plants or separated from crude oil during the refining process. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration for ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, propane is usable as a flammable gas. Propane is colorless and odorless; an odorant is added to allow its detection. Propane is clean-burning, producing negligible amounts of pollutants when consumed. According to the American Petroleum Institute, the domestic retail market for propane is approximately 9.4 billion gallons annually. As of 1997, propane accounted for approximately 3.5% of household energy consumption in the United States.

Home Heating Oil
----------------

Home heating oil customers are served from 35 branch locations in the Northeast and Mid-Atlantic regions, from which the heating oil segment installs and repairs heating equipment 24 hours a day, seven days a week, 52 weeks a year, generally within four hours of request. These services are an integral part of its basic heating oil business, and are designed to maximize customer satisfaction and loyalty. In 2001, the heating oil segment's sales were comprised of approximately 79% from sales of home heating oil; 15% from the installation and repair of heating and air conditioning equipment; and 6% from the sale of other petroleum products, including diesel fuel and gasoline, to commercial customers.

Home heating oil is a primary source of home heat in the Northeast. The region accounts for approximately two-thirds of the demand for home heating oil in the United States. During 1997, approximately 6.9 million homes, or approximately 36% of all homes in the Northeast, were heated by oil. In recent years, demand for home heating oil has been affected by conservation efforts and conversions to natural gas. In addition, as the number of new homes that use oil heat has not been significant, there has been virtually no increase in the customer base due to housing starts. As a result, according to the most recent available data, residential heating oil consumption in the Northeast has declined from approximately 5.3 billion gallons in 1982 to 4.6 billion gallons in 1993.

Natural Gas and Electricity
---------------------------

The Partnership is an independent reseller of natural gas and electricity to households and small commercial customers in deregulated markets, through its 80% controlling interest in TG&E. In the markets in which TG&E operates, natural gas and electricity are available from wholesalers. Substantially all of TG&E's natural gas purchases were from major wholesalers in fiscal 2001. Natural gas is transported to the local utility, through purchased or assigned capacity on pipelines. All of TG&E's electricity in fiscal 2001 was purchased from a major New York State wholesaler which delivers the electricity to the local utility company. The utility then delivers the gas and electricity to TG&E customers using their distribution system. The utility and TG&E coordinate delivery and billing, and also compete to sell natural gas and electricity to the ultimate consumer. Generally, TG&E pays the local utility a service charge to provide certain customer related costs like billing. Customers pay a separate delivery charge to the utility for bringing the natural gas or electricity from the customer's chosen supplier. In all but two of the markets in which TG&E operates, TG&E and local utility charges are itemized on one customer energy bill generated by the utility. For the remaining markets, TG&E bills its customers directly.

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

In regard to our natural gas and electricity reselling segment, historically the local utility provided its customers with all three aspects of electric and natural gas service: generation, transmission and distribution of natural gas and electricity. However, under deregulation, state Public Utility Commissions throughout the country are licensing Energy Supply Companies ("ESCs"), such as TG&E, to be approved as alternative suppliers of the commodity portion to end-users. ESCs will provide the "generation" function, supplying electricity to specific delivery points. ESCs are essentially the "manufacturers" of the electricity. ESCs also act as natural gas distributors, as they bring natural gas to the local utility for redistribution on the utility system to the ultimate end-user, the customer. The local utility companies will continue to provide the "transmission" and "distribution" function, acting as the distributor of the electricity and natural gas. Restructuring (commonly called deregulation) means that consumers now have the option to select a new provider for the commodity portion of their bill - a new supplier of electricity or natural gas. ESCs are often able to supply electricity or natural gas to end users at discounts when compared to what is paid to the current local utility.

Business Strategy

The Partnership's primary objective is to increase cash flow on a per unit basis. The Partnership intends to pursue this objective principally through (i) the pursuit of strategic acquisitions which capitalize on the Partnership's acquisition expertise in the highly fragmented propane and home heating oil distribution industries, (ii) the realization of operating efficiencies in existing and acquired operations, (iii) a focus on customer growth and retention, (iv) the continued enhancement in public awareness of the Partnership's quality brands and (v) the sale of rationally related products.

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

Recent Acquisitions

In August 2001, the Partnership completed the purchase of Meenan Oil Co., Inc., believed to be the third largest home heating oil dealer in the United States for $131.8 million. During 2001, the Partnership also purchased twelve other heating oil dealers for $52.0 million. In addition, the Partnership also acquired nine retail propane dealers for $60.8 million.

Propane

Operations
----------

Retail propane operations are located in the following states:

Connecticut                   Illinois                   Kentucky                   Ohio (continued)           Florida
Stamford                      Scales Mound               Dry Ridge                  Kenton                     Bronson
Hartford                                                 Glencoe                    Lancaster                  Chiefland
                              Indiana                    Prospect                   Lewisburg                  Crystal River
Maine                         Batesville                 Shelbyville                Lynchburg                  High Springs
Fairfield                     Bedford                                               Macon                      Melbourne
Fryeburg                      Bluffton                   Michigan                   Maumee                     New Smyrna Beach
Wells                         College Corner             Big Rapids                 Mt. Orab                   Old Town
Windham                       Columbia City              Charlotte                  Mt. Vernon                 Silver Spring
                              Decatur                    Chassell                   North Star
Massachusetts                 Ferdinand                  Coleman                    Ripley
Belchertown                   Germfask                   Hillsdale                  Sabina                     GEORGIA
                                                                                                               -------
Rochdale                      Greencastle                Kalamazoo                  Waverly                    Blakely
Westfield                     Jeffersonville             Marquete                   West Union
Swansea                       Lawrence                   Munising
                              Linton                     Owosso                     West Virginia
New Hampshire                 Madison                    Somerset Center            (from Ironton, OH)
(from Fryeburg, ME)           New Salisbury              Vassar
                              N. Manchester                                         Wisconsin
New Jersey                    N. Webster                 Minnesota                  Block River Falls
Maple Shade                   Orland                     Minnesota City             Blair
Tuckahoe                      Portland                                              Caledonia
                              Remington                  Ohio                       Chetek
New York                      Richmond                   Bowling Green              Eau Claire
Addison                       Rushville                  Cincinnati                 LaCrosse
Poughkeepsie                  Seymour                    Columbiana                 Mauston
Washingtonville               Shirley                    Columbus                   Minocqua
Bridgehampton                 Steffen                    Defiance                   Mondoui
                              Sulphur Springs            Deshler                    Owen
Pennsylvania                  Versailles                 Dover                      Prairie Du Chien
Hazleton                      Warren                     Hebron                     Richland Cenre
Wellsboro                     Waterloo                   Ironton                    Shell Lake
Wind Gap                      Winamac                    Jamestown                  Tomah

Rhode Island
Davisville

In addition to selling propane, the segment also sells, installs and services equipment related to propane distribution, including heating and cooking appliances. At several Midwest locations bottled water is sold and water conditioning equipment is either sold or leased. Typical branch locations consist of an office, an appliance showroom and a warehouse and service facility, with one or more 12,000 to 30,000 gallon bulk storage tanks. Satellite facilities typically contain only storage tanks. The distribution of propane at the retail level for the most part involves large numbers of small deliveries averaging 100 to 150 gallons to each customer. Retail deliveries of propane are usually made to customers by means of the propane segment's fleet of bobtail and rack trucks.

Currently the propane segment has 550 bobtail and rack trucks. Propane is pumped from a bobtail truck, which generally holds 2,000 to 3,000 gallons, into a stationary storage tank at the customer's premises. The capacity of these tanks ranges from approximately 24 gallons to approximately 1,000 gallons. The propane segment also delivers propane to retail customers in portable cylinders, which typically are picked up and replenished at distribution locations, then returned to the retail customer. To a limited extent, the propane segment also delivers propane to certain end-users of propane in larger trucks known as transports. These trucks have an average capacity of approximately 9,000 gallons. End-users receiving transport deliveries include industrial customers, large-scale heating accounts, such as local gas utilities that use propane as a supplemental fuel to meet peak demand requirements, and large agricultural accounts that use propane for crop drying and space heating.

Customers
---------

During 2001, the propane segment grew its residential customer base by less than 0.5% through internal marketing. In addition, the propane segment completed nine acquisitions with approximately 63,000 customers with annual volumes of 34.7 million gallons. Approximately 65% of the propane segment's retail sales are made to residential customers and 35% of retail sales are made to commercial and agricultural customers. Sales to residential customers in 2001 accounted for approximately 71% of propane gross profit on propane sales, reflecting the higher-margin nature of this segment of the market. In excess of 95% of the retail propane customers lease their tanks from the propane segment. In most states, due to fire safety regulations, a leased tank may only be refilled by the propane distributor that owns that tank. The inconvenience associated with switching tanks greatly reduces a propane customer's tendency to change distributors. Over half of the propane segment's residential customers receive their propane supply under an automatic delivery system. The amount delivered is based on weather and historical consumption patterns. Thus, the automatic delivery system eliminates the customer's need to make an affirmative purchase decision. The propane segment provides emergency service 24 hours a day, seven days a week, 52 weeks a year.

Competition
-----------

The propane industry is highly competitive; however, long-standing customer relationships are typical of the retail propane industry. The ability to compete effectively within the propane industry depends on the reliability of service, responsiveness to customers and the ability to maintain competitive prices. The propane segment believes that its superior service capabilities and customer responsiveness differentiates it from many of its competitors. Branch operations offer emergency service 24 hours a day, seven days a week, 52 weeks a year. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, smaller local independent marketers and farm cooperatives. Based on industry publications, the Partnership believes that the ten largest multi-state marketers, including its propane segment, account for approximately 35% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of the propane segment's branches compete with five or more marketers or distributors. The principal factors influencing competition among propane marketers are price and service. Each retail distribution outlet operates in its own competitive environment. While retail marketers locate in close proximity to customers to lower the cost of providing delivery and service, the typical retail distribution outlet has an effective marketing radius of approximately 35 miles.

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

Home Heating Oil

Operations
----------

The Partnership's heating oil segment serves approximately 530,000 customers in the Northeast and Mid-Atlantic states. In addition to selling home heating oil, the heating oil segment installs and repairs heating and air conditioning equipment. To a limited extent, it also markets other petroleum products. During the twelve months ended September 30, 2001, the total sales in the heating oil segment were comprised of approximately 79% from sales of home heating oil; 15% from the installation and repair of heating equipment; and 6% from the sale of other petroleum products. The heating oil segment provides home heating equipment repair service 24 hours a day, seven days a week, 52 weeks a year, generally within four hours of a request. It also regularly provides various service incentives to obtain and retain customers. The heating oil segment is consolidating its operations under one brand name, which it is building by employing an upgraded, professionally trained and managed sales force, together with a professionally developed marketing campaign, including radio and print advertising media. The heating oil segment has a nationwide toll free telephone number, 1-800-OIL-HEAT, which it believes helps build customer awareness and brand identity.

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

As part of the implementation of this operational restructuring program, in April 1996 the heating oil segment opened a regional customer service center on Long Island, New York. This state-of-the-art facility currently conducts all activities that interface with its approximately 125,000 Long Island and New York City home heating oil customers, including sales, customer service, credit and accounting. Since the establishment of this customer service center, eight full-function branches were consolidated into four strategically located delivery and service depots to serve the heating oil segment's customers more efficiently. Furthermore, in keeping with the focus of its operating strategy, the heating oil segment has continued to reorganize select branch and corporate responsibilities in order to eliminate redundant functions and regionalize responsibilities where they can best serve customers and the home heating oil business.

Customers
---------

The heating oil segment currently markets in the following states:

New York                              Massachusetts                      New Jersey
Bronx, Queens and Kings Counties      Boston (Metropolitan)              Camden
Dutchess County                       Northeastern Massachusetts         Lakewood
Staten Island                          (Centered in Lawrence)            Newark (Metropolitan)
Eastern Long Island                   Worcester                          North Brunswick
Western Long Island                                                      Rockaway
Westchester/Putnam Counties                                              Trenton
Orange County

Connecticut                           Pennsylvania                       Rhode Island
Bridgeport--New Haven                 Allentown                          Providence
Litchfield County                     Berks County                       Newport
Fairfield County                       (Centered in Reading)
                                      Bucks County                       Maryland/Virginia/D.C.
                                       (Centered in Southampton)         Arlington
                                      Lebanon County                     Baltimore
                                       (Centered in Palmyra)             Washington, D.C. (Metropolitan)
                                      Philadelphia

During the twelve months ended September 30, 2001, approximately 86% of the heating oil segment's heating oil sales were made to homeowners, with the remainder to industrial, commercial and institutional customers. In 2001, the heating oil segment experienced net attrition of 0.7%, representing gains of approximately 13.1% and losses of 13.8%. Net account growth for the heating oil segment for fiscal 2000 was 1.3%. Attrition of existing customers had averaged approximately 5% per year over the five years through 1999. Gross customer losses are the result of various factors, including customer relocation, price, natural gas conversions and credit problems. Customer gains are a result of marketing and service programs and other incentives. While the heating oil segment often loses customers when they move from their homes, it is able to retain a majority of these homes by obtaining the purchaser as a customer. Approximately 90% of the heating oil customers receive their home heating oil under an automatic delivery system without the customer having to make an affirmative purchase decision. These deliveries are scheduled by computer, based upon each customer's historical consumption patterns and prevailing weather conditions. The heating oil segment delivers home heating oil approximately six times during the year to the average customer. The segment's practice is to bill customers promptly after delivery. Approximately 33% of its customers are on a budget payment plan, whereby their estimated annual oil purchases and service contract are paid for in a series of equal monthly payments over a twelve month period.

Approximately 39% of the heating oil sales are made to individual customers under agreements pre-establishing a fixed or maximum price per gallon over a twelve month period. The fixed or maximum price at which home heating oil is sold to these price plan customers is generally renegotiated prior to the heating season of each year based on current market conditions. The segment currently enters into derivative instruments (futures, options, collars and swaps) covering a substantial majority of the heating oil it sells to these price plan customers in advance and at a fixed cost. Should events occur after a price plan customer's price is established that increases the cost of home heating oil above the amount anticipated, margins for the price plan customers whose heating oil was not purchased in advance would be lower than expected, while those customers whose heating oil was purchased in advance would be unaffected. Conversely, should events occur during this period that decrease the cost of heating oil below the amount anticipated, margins for the price plan customers whose heating oil was purchased in advance could be lower than expected, while those customers whose heating oil was not purchased in advance would be unaffected or higher than expected.

Competition
-----------

The heating oil segment competes with distributors offering a broad range of services and prices, from full service distributors, like itself, to those offering delivery only. Long-standing customer relationships are typical in the industry. Like most companies in the home heating oil business, the heating oil segment provides home heating equipment repair service on a 24-hour a day basis. This tends to build customer loyalty. As a result of these factors, it may be difficult for the heating oil segment to acquire new retail customers, other than through acquisitions. In some instances homeowners have formed buying cooperatives that seek to purchase fuel oil from distributors at a price lower than individual customers are otherwise able to obtain. The heating oil segment also competes for retail customers with suppliers of alternative energy products, principally natural gas, propane, and electricity. The rate of conversion from the use of home heating oil to natural gas is primarily affected by the relative prices of the two products and the cost of replacing an oil fired heating system with one that uses natural gas. The heating oil segment believes that approximately 1% of its home heating oil customer base annually converts from home heating oil to natural gas.

Natural Gas and Electricity

Operations
----------

The Partnership's natural gas and electricity segment serves approximately 50,000 customers in four states and the District of Columbia. In 2001, the sales were comprised of 81% from sales of approximately 66.5 million therms of natural gas and 19% from sales of approximately 232 million kilowatts of electricity.

The initial business strategy of TG&E was to increase its market share in deregulated natural gas and electricity. Its current business plan is to expand its market share by concentrating on obtaining new natural gas customers in areas where it believes they will be profitable and stable. As a result, TG&E ceased serving approximately 25,000 customers who bought only electricity. TG&E will continue to market the resale of electricity to existing natural gas customers while continuing to look for future opportunities.

Customers
---------

TG&E currently markets in the following states:

       New York                   New Jersey                    Maryland
       --------                   ----------                    --------

       Buffalo                    Central New Jersey            Baltimore
       Orange County              Southern New Jersey
       Rockland County                                          Washington, D.C.
       Westchester County         Florida                       ----------------
       New York City              -------



In 2001, approximately 98% of TG&E sales were made to households, with the remainder to industrial and commercial customers. New accounts are currently obtained through the utilization of a third party telemarketing firm on a commission basis. Approximately 55% of TG&E's customers are on a budget plan, whereby their estimated purchases are paid for in a series of equal monthly payments over a twelve month period.

Competition
-----------

TG&E's primary competition is with the local utility company. In many markets, however, the utility prefers that a customer buys from an independent reseller in that the utility tariff structure is commodity neutral. The utility makes its money by transporting the commodity and not from the sale of the commodity. Other competitors fall into two distinct categories; national or local marketing companies. National marketing companies are generally pipeline, producer or utility subsidiaries. These companies have mainly focused their attention on large commercial and industrial customers. Local companies typically only service one or two utility markets. These companies generally do not have the ability to offer equipment service and may be capital constrained.

Suppliers and Supply Arrangements
---------------------------------

Propane Segment
---------------

The propane segment obtains propane from over 20 sources, all of which are domestic or Canadian companies, including BP Canada Energy Marketing Corp., Chevron-Texaco, Dynegy Inc., Ferrell North America, Gas Supply Resources, Inc., Kinetic Resources, U.S.A., Marathon Oil Company, Markwest Hydrocarbons, ExxonMobil LPG, Sea-3 Inc., Shell Canada Limited, Sun Mid America Marketing & Refining, Enterprise Products Partners, and Phillips. Supplies from these sources have traditionally been readily available, although there is no assurance that supplies of propane will continue to be readily available.

Substantially all of the propane supply for the Northeast retail operations is purchased under annual or longer term supply contracts that generally provide for pricing in accordance with market prices at the time of delivery. Some of the contracts provide for minimum and maximum amounts of propane to be purchased. During 2001, none of the propane segment's Northeast suppliers accounted for more than 10% of its Northeast volume. The propane segment typically supplies its Midwest retail and wholesale operations by a combination of: (1) spot purchases from suppliers at Mont Belvieu, Texas, that are transported by pipeline to the propane segment's 21 million gallon underground storage facility in Seymour, Indiana, and then delivered to the Midwest branches; and (2) purchases from a number of Midwest refineries that are transported by truck to the branches either directly or via the Seymour facility. Most of the refinery and terminal purchases are purchased under market based contracts. The Seymour facility is located on the TEPPCO Partners, L.P. pipeline system. The pipeline is connected to the Mont Belvieu, Texas storage facilities and is one of the largest conduits of supply for the U.S. propane industry. The Seymour facility allows the propane segment to buy and store large quantities of propane during periods of low demand that generally occur during the summer months. The Partnership believes that this ability allows it to achieve cost savings to an extent generally not available to competitors in the propane segment's Midwest markets and provides the Partnership with a security of supply in times of high demand that is not available to the competition. The Partnership believes that its diversification of suppliers will enable it to purchase all of its supply needs at market prices if supplies are interrupted from any of these sources without a material disruption of its operations.

The propane segment's Florida and Georgia operations are supplied by annual contracts at market pricing. Suppliers there are the same as some of the above, including Dynegy Inc., Sea-3 Inc. and Chevron-Texaco.

The financial hedging instruments of Star Gas Propane are limited to major companies. One of the companies contracted to provide Star Gas Propane with hedging instruments, Enron has filed for bankruptcy on December 2, 2001. Star Gas has contracts with Enron to hedge 19.2 million gallons of propane purchases through March, 2002. The market value of these contracts, on December 1, 2001, would have resulted in Star Gas Propane owing Enron approximately $2.4 million. The market price per gallon of propane would have to increase almost 73% or 20.6(cent) per gallon in order for the company to be in a position of creditor with Enron.

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

Natural Gas and Electricity Operations
--------------------------------------

The TG&E segment purchases natural gas at either the well-head, the pipeline pooling point or delivered to the city gate. Purchases are at market based pricing from a variety of different suppliers. The segment's current suppliers are: Crown Energy Services, Inc., Duke Energy Trading & Marketing, Inc., Equitable Energy, LLC., Mirant Americas Energy Marketing, L.P., Sempra Energy Trading Corp., Scana Energy Marketing, Inc., Sprague Energy Corp. and Texaco Natural Gas, Inc. All of the segment's electricity requirements are currently purchased at market from Niagara Mohawk Energy Marketing, Inc. and New York Independent System Operator. During fiscal 2001, the majority of TG&E's electric purchases were made under fixed price arrangements.

Employees

As of September 30, 2001, the propane segment had 915 full-time employees, of whom 63 were employed by the corporate office and 852 were located in branch offices. Of these 852 branch employees, 286 were managerial and administrative; 393 were engaged in transportation and storage and 173 were engaged in field servicing. Approximately 69 of the segment's employees are represented by six different local chapters of labor unions. Management believes that its relations with both its union and non-union employees are satisfactory.

As of September 30, 2001, the home heating oil segment had 3,155 employees, of whom 879 were office, clerical and customer service personnel; 1,146 were heating equipment repairmen; 472 were oil truck drivers and mechanics; 343 were management and staff and 315 were employed in sales. In addition, approximately 350 seasonal employees are rehired annually to support the requirements of the heating season. The heating oil segment has approximately 1,100 employees, which are represented by 16 different local chapters of labor unions. Management believes that its relations with both its union and non-union employees are satisfactory.

As of September 30, 2001, the TG&E segment had 49 employees, of whom 37 were office, clerical and customer service personnel; 10 were management and staff and 2 were employed in sales.

Government Regulations

The Partnership is subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the "Superfund" law, imposes joint and several liabilities without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a hazardous substance into the environment. Propane is not a hazardous substance within the meaning of CERCLA. However, certain automotive waste products generated by the Partnership's fleet could subject the Partnership to liability under CERCLA. These laws and regulations could result in civil or criminal penalties in cases of non-compliance or impose liability for remediation costs. To date, the Partnership has not been named as a party to any litigation in which it is alleged to have violated or otherwise incurred liability under any of the above laws and regulations.

National Fire Protection Association Pamphlets No. 54 and 58, which establish rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in all of the states in which the Partnership operates. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation. The Partnership conducts ongoing training programs to help ensure that its operations are in compliance with applicable regulations. The Partnership maintains various permits that are necessary to operate some of its facilities, some of which may be material to its operations. The Partnership believes that the procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable laws and regulations.

For acquisitions that involve the purchase of real estate, the Partnership conducts a due diligence investigation to attempt to determine whether any regulated substance has been sold from or stored on, any of that real estate prior to its purchase. This due diligence includes questioning the seller, obtaining representations and warranties concerning the seller's compliance with environmental laws and performing site assessments. During this due diligence the Partnership's employees, and, in certain cases, independent environmental consulting firms review historical records and databases and conduct physical investigations of the property to look for evidence of hazardous substances, compliance violations and the existence of underground storage tanks.

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

Total Gas & Electric is an authorized supplier of electric and/or gas in the states of New York, New Jersey, Maryland, Connecticut, Florida, Pennsylvania and the District of Columbia, which allow consumers to choose their electric and/or gas supplier. TG&E is either licensed and/or registered to serve as an alternative competitive supplier in each state. The incumbent utility continues to serve as the transmission and distribution company, which delivers the commodity, and in many instances continues to send customers the monthly bill for the energy delivered. However, TG&E offers an alternative for the commodity portion of the consumers bill. As an alternative supplier, TG&E is subject to oversight by state public utility commissions, including licensing or registration requirements, information regarding rates and conditions of service, and in some instances annual filing requirements regarding numbers of customers, numbers of complaints, energy portfolio components, and other information relative to the company's conduct of operations. Total Gas & Electric currently has been subject to investigations by the Attorneys General of New York and New Jersey and an informal investigation by the Pennsylvania Public Utility Commission into its practices for soliciting customers. Total Gas & Electric has been in discussions with these agencies to resolve their investigations, has settled the New Jersey investigation and anticipates that the remaining investigations will be satisfactorily resolved. Total Gas & Electric has adopted a comprehensive sales compliance program to comply with applicable regulations.

                               ITEM 2. PROPERTIES

Propane Segment
---------------

As of September 30, 2001, the propane segment owned 93 of its 112 branch locations and 47 of its 54 satellite storage facilities and leased the balance. In addition, it owns the Seymour facility, in which it stores propane for itself and third parties. The propane segment's corporate headquarters are located in Stamford, Connecticut and is leased.

The transportation of propane requires specialized equipment. The trucks used for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2001, Star Gas Propane had a fleet of 17 tractors, 28 transport trailers, 550 bobtail and rack trucks and 507 other service and pick-up trucks, the majority of which are owned.

As of September 30, 2001, the propane segment owned 389 bulk storage tanks with typical capacities of 12,000 to 35,000 gallons; approximately 280,000 stationary customer storage tanks with typical capacities of 24 to 1,000 gallons; and 35,000 portable propane cylinders with typical capacities of 5 to 24 gallons. The Partnership's obligations under its borrowings are secured by liens and mortgages on all of its real and personal property.

Heating Oil Segment
-------------------

The heating oil segment provides services to its customers from 35 branches/depots and 31 satellites, 27 of which are owned and 39 of which are leased, in 29 marketing areas in the Northeast and Mid-Atlantic Regions of the United States. The heating oil's corporate headquarters is located in Stamford, Connecticut and is leased. As of September 30, 2001, the heating oil segment had a fleet of 1,239 truck and transport vehicles the majority of which are owned and 1,444 services vans the majority of which are leased. The Partnership's obligations under its borrowings are secured by liens and mortgages on all of its real and personal property.

TG&E Segment
------------

The natural gas and electric reseller segment provides services to its customers from its Fort Lauderdale, Florida corporate headquarters which is leased. This segment does not have any vehicles.

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

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Partnership during the fourth quarter ended September 30, 2001.

                                    PART II
           ITEM 5. MARKET FOR REGISTRANT'S UNITS AND RELATED MATTERS

The common units, representing common limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange, Inc. ("NYSE") under the symbol "SGU". The common units began trading on the NYSE on May 29, 1998. Previously, the common units had traded on the NASDAQ National Market under the symbol "SGASZ."

The Partnership's senior subordinated units began trading on the NYSE on March 29, 1999 under the symbol "SGH." The Senior Subordinated Units became eligible to receive distributions in February 2000, and the first distribution was made in August 2000. The following tables set forth the high and low closing price ranges for the common and senior subordinated units and the cash distribution declared on each unit for the fiscal 2000 and 2001 quarters indicated.

                             SGU - Common Unit Price Range
                             -----------------------------                      Distributions
                             High                        Low                  Declared Per Unit
                      ------------------          -----------------           -----------------
Quarter Ended         2000          2001          2000         2001          2000          2001
                      ----          ----          ----         ----          ----          ----
December 31,         $16.88       $17.81         $12.88       $15.50        $0.575        $0.575
March 31,            $15.88       $19.00         $13.25       $16.94        $0.575        $0.575
June 30,             $16.00       $21.68         $13.00       $18.70        $0.575        $0.575
September 30,        $17.94       $21.45         $15.19       $18.20        $0.575        $0.575


                             SGH - Senior Subordinated Unit Price Range
                      -------------------------------------------------         Distributions
                             High                             Low             Declared Per Unit
                      --------------------            -----------             -----------------
Quarter Ended         2000         2001           2000         2001          2000          2001
                      ----         ----           ----         ----          ----          ----
December 31,         $ 9.00       $ 9.13         $ 4.88       $ 8.00             -        $0.250
March 31,            $ 6.12       $17.10         $ 4.38       $ 9.19             -        $0.575
June 30,             $ 6.75       $18.85         $ 4.50       $16.85             -        $0.575
September 30,        $ 9.19       $22.50         $ 6.06       $19.25        $0.250        $0.575


As of September 30, 2001, there were approximately 755 holders of record of common units, and approximately 111 holders of record of senior subordinated units.

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

The general partner may not establish cash reserves for distributions to the senior subordinated units unless the general partner has determined that the establishment of reserves will not prevent it from distributing the minimum quarterly distribution on all common units and any common unit arrearages for the next four quarters. The full definition of Available Cash is set forth in the Agreement of Limited Partnership of the Partnership. The information concerning restrictions on distributions required in this section is incorporated herein by reference to the Partnership's Consolidated Financial Statements, which begin on page F-1 of this Form 10-K.

            ITEM 6. SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

The following table sets forth selected historical and other data of the Partnership and should be read in conjunction with the more detailed financial statements included elsewhere in this report. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Selected Financial Data is derived from the financial information of the Partnership and should be read in conjunction therewith.

(in thousands, except per unit data)

                                                                                   Fiscal Year Ended September 30,
                                                               ------------------------------------------------------------------
Statement of Operations Data:                                     1997          1998         1999/(c)/     2000           2001
                                                                  ----          ----         ------        ----           ----
Sales                                                          $ 135,159    $ 111,685     $ 224,020     $ 744,664     $ 1,085,973
Costs and expenses:
     Cost of sales                                                72,211       49,498       131,649       501,589         771,317
     Delivery and branch                                          36,427       37,216        86,489       156,862         200,059
     General and administrative                                    7,113        6,336        11,717        19,862          35,771
     TG&E customer acquisition                                         -            -             -         2,082           1,868
     Unit compensation                                                 -            -             -           649           3,315
     Depreciation and amortization                                10,242       11,462        22,713        34,708          44,396
                                                               ---------    ---------     ---------     ---------     -----------
Operating income (loss)                                            9,166        7,173       (28,548)       28,912          29,247
     Interest expense, net                                         6,966        7,927        15,435        26,784          33,727
     Amortization of debt issuance costs                             163          176           347           534             737
                                                               ---------    ---------     ---------     ---------     -----------
Income (loss) before income taxes, minority interest and
   cumulative effect of change in accounting principle             2,037         (930)      (44,330)        1,594          (5,217)
     Minority interest in net loss of TG&E                             -            -             -           251               -
     Income tax expense (benefit)                                     25           25       (14,780)          492           1,498
                                                               ---------    ---------     ---------     ---------     -----------
Income (loss) before cumulative change in accounting
  principle                                                        2,012         (955)      (29,550)        1,353          (6,715)
Cumulative effect of change in accounting principle for
  adoption of SFAS No. 133, net of income taxes                        -            -             -             -           1,466
                                                               ---------    ---------     ---------     ---------     -----------
     Net income (loss)                                         $   2,012    $    (955)    $ (29,550)    $   1,353     $    (5,249)
                                                               =========    =========     =========     =========     ===========

Weighted average number of limited partner units                   5,271        6,035        11,447        18,288          22,439

Per Unit Data:
  Net income (loss) per unit/(a)/                              $    0.37    $   (0.16)    $   (2.53)    $    0.07     $     (0.23)
  Cash distribution declared per common unit                   $    2.20    $    2.20     $    2.25     $    2.30     $      2.30
  Cash distribution declared per senior sub. unit              $       -    $       -     $       -     $    0.25     $     1.975

Balance Sheet Data (end of period):
     Current assets                                            $  14,165    $  17,947     $  86,868     $ 126,990     $   185,262
     Total assets                                                147,469      179,607       539,344       618,976         898,819
     Long-term debt                                               85,000      104,308       276,638       310,414         457,086
     Partners' Capital                                            51,578       57,347       150,176       139,178         198,264

Summary Cash Flow Data:

     Net Cash provided by operating activities                 $  18,964    $   9,264     $  10,795     $  20,364     $    63,144
     Net Cash used in investing activities                        (4,905)     (13,276)       (2,977)      (65,172)       (256,134)
     Net Cash provided by (used in) financing activities         (14,276)       4,238        (4,441)       51,226         199,308

Other Data:
     Earnings before interest, taxes, depreciation and
      amortization, TG&E customer acquisition expense
      and unit compensation expense, less net gain
      (loss) on sales of fixed assets (EBITDA) before
      the impact of SFAS No. 133/(b)/                          $  19,703    $  18,906     $  (5,752)    $  66,210     $    85,004
     Retail propane gallons sold                                  94,893       98,870        99,457       107,557         137,031
     Heating oil gallons sold                                          -            -        74,039       345,684         427,168

(a) Net income (loss) per unit is computed by dividing the limited partners' interest in net income (loss) by the weighted average number of limited partner units outstanding.

(b) EBITDA is defined as operating income (loss) plus depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of fixed assets before the impact of SFAS No. 133. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies. EBITDA is calculated for the fiscal years ended September 30 as follows:


                                                           1997           1998            1999            2000           2001
                                                           ----           ----            ----            ----           ----
       Operating income (loss)                          $   9,166      $   7,173     $  (28,548)     $  28,912      $   29,247
       Plus:
         Depreciation and amortization                     10,242         11,462         22,713         34,708          44,396
         TG&E customer acquisition expense                      -              -              -          2,082           1,868
         Unit compensation expense                              -              -              -            649           3,315
         Net (gain) loss on sales of fixed assets             295            271             83           (141)             26
         Impact of SFAS No. 133                                 -              -              -              -           6,152
                                                       ----------      ---------     ----------      ---------      ----------

            EBITDA                                      $  19,703      $  18,906     $   (5,752)     $  66,210      $   85,004
                                                       ==========      =========     ==========      =========      ==========




(c) The results of operations for the year ended September 30, 1999 include Petro's results of operations from March 26, 1999. Since Petro was acquired after the heating season, the results for the year ended September 30, 1999 include expected third and fourth fiscal quarters losses but do not include the profits from the heating season. Accordingly, results of operations for the year ended September 30, 1999 presented are not indicative of the results to be expected for a full year.

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

The Petro acquisition was made on March 26, 1999. Accordingly, the results of operations for the year ended September 30, 1999 only include Petro's results from March 26, 1999. Since Petro was acquired after the heating season, the results for the year ended September 30, 1999 include expected third and fourth fiscal quarters losses but do not include the profits from the heating season.

The Total Gas and Electric (TG&E) acquisition was made on April 7, 2000. Accordingly, the results of operations for the year ended September 30, 2001 include TG&E's results for the entire period whereas the results for the previous corresponding fiscal year only include TG&E's results of operations for only approximately six months.

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

The Partnership adopted SFAS No. 133 on October 1, 2000 and has since recorded its derivatives at fair market value. As a result, net income for 2001 was $4.7 million less than what it would have been had the Standard not been adopted. The $4.7 million is comprised of $6.2 million additional cost of goods sold offset by $1.5 million of net income attributable to the cumulative effect of change in accounting principle. The effect of the Standard has no impact in how the Partnership evaluates its ability to make the minimum quarterly distribution.

FISCAL YEAR ENDED SEPTEMBER 30, 2001
COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2000
------------------------------------------------

Volume

For fiscal 2001, retail volume of home heating oil and propane increased 111.0 million gallons, or 24.5%, to 564.2 million gallons, as compared to 453.2 million gallons for the fiscal 2000. This increase was due to an additional 81.5 million gallons provided by the heating oil segment and a 29.5 million gallon increase in the propane segment. Volume increased in the heating oil and propane segments largely due to the impact of colder temperatures and as a result of additional volume provided by acquisitions. The propane segment estimates that its volume was adversely impacted by approximately 7.5 million gallons due to consumer conservation. Temperatures in the Partnership's areas of operations were an average of 12.0% colder than in the prior year and approximately 2% colder than normal.

Sales

For fiscal 2001, sales increased $341.3 million, or 45.8%, to $1.1 billion, as compared to $744.7 million for fiscal 2000. This increase was attributable to $197.1 million provided by the home heating oil segment, a $76.2 million increase in the propane segment and by a $68.1 million of increased TG&E sales. Sales rose in both the heating oil and propane segments due to increased retail volume and to a lesser extent from increased selling prices. Selling prices increased versus the prior year's comparable period in response to higher supply costs. Sales also increased in the heating oil division by $22.7 million and by $7.1 million in the propane division due to increases in the sales of rationally related products including heating, air conditioning and water softening equipment installation and service.

Cost of Sales

For fiscal 2001, cost of product increased $269.7 million, or 53.8%, to $771.3 million, as compared to $501.6 million for fiscal 2001. This increase was due to $160.5 million of additional cost of product at the home heating segment, $61.3 million of increased TG&E cost of product and a $47.9 million increase in the propane segment. The cost of product for both the heating oil and propane segments increased due to the impact of higher retail volumes sales and as a result of higher supply cost. In addition, cost of product increased by $6.2 million due to the impact of SFAS No. 133 on 2001 results. While both selling prices and supply cost increased on a per gallon basis, the increase in selling prices was greater than the increase in supply costs (excluding the impact of SFAS #133), which resulted in an increase in per gallon margins. Cost of sales for both the heating oil and propane segments also increased due to additional sales of rationally related products and as a result of additional service cost due to the colder temperatures.

Delivery and Branch Expenses

For fiscal 2001, delivery and branch expenses increased $43.2 million, or 27.5%, to $200.1 million, as compared to $156.9 million for fiscal 2000. This increase was due to an additional $30.1 million of delivery and branch expenses at the heating oil segment, and a $13.0 million increase in delivery and branch expenses for the propane segment. Delivery and branch expenses increased both at the heating oil and propane segments due to additional operating cost associated with higher retail volume sales, inflation and for additional operating cost of acquired companies.

Depreciation and Amortization

For fiscal 2001, depreciation and amortization expenses increased $9.7 million, or 27.9%, to $44.4 million, as compared to $34.7 million for fiscal 2000. This increase was primarily due to additional depreciation and amortization for heating oil and propane acquisitions and $1.5 million of increased depreciation and amortization expenses for TG&E.

General and Administrative Expenses

For fiscal 2001, general and administrative expenses increased $15.9 million, or 80.0%, to $35.8 million, as compared to $19.9 million for fiscal 2000. This increase was primarily due to $10.7 million of additional TG&E general and administrative expenses and a $3.3 million increase in general and administrative expenses at the Partnership level. The Partnership level increase was primarily due to an accrual for compensation earned for unit appreciation rights previously granted and for professional fees incurred for the recruitment of certain executive positions. General and administrative expenses increased $1.9 million in total for the heating oil and propane segments due to increased incentive compensation and for acquisition related expenditures.

The $10.7 million increase in expenses at TG&E was largely due to a $6.4 million provision to increase its allowance for bad debts (representing a $6.0 million increase over the prior year provision), $2.4 million of start up and organizational expenses and inclusion of a full year of general and administration expense. Since its acquisition, TG&E has struggled with customer credit deficiencies and problems collecting its receivables. TG&E currently has more than 50,000 terminated customers who collectively owe $15.5 million, virtually all of which is greater than 90 days old. This balance includes $5.3 million of accounts receivable that predated TG&E's acquisition by the Partnership. These pre-acquisition receivables were assigned no value and are not reflected on TG&E's books. Consequently, the gross amount of receivables from terminated accounts on the Company's books before bad debt reserves currently approximates $10 million.

The Partnership has recently allocated substantial resources to a collection effort targeting these terminated accounts. Based on a sample group of accounts' preliminary collection results, the Partnership added $5.7 million to TG&E's bad debt provision for the year ended September 30, 2001. This brought the total bad debt reserve on terminated accounts to $6.0 million. Consequently, out of the roughly $15 million owed TG&E by terminated accounts, all but $4 million has been reserved. In addition, TG&E provided a $0.7 million bad debt provision against its active accounts receivable for the year ended September 30, 2001 bringing the total allowances to $0.9 million for active accounts at that time.

In the course of 2001, TG&E has instituted entirely new credit policies including a detailed procedure to approve new accounts. Simultaneously, new information systems have been purchased and adopted to TG&E's needs. The new systems are currently being implemented at TG&E. As a result, TG&E believes its delinquency levels and bad debt experience will improve. Once the system enhancements are fully in place and all of TG&E's customers have gone through the new credit approval procedures, bad debt losses should approximate the experience of the Partnership's other two operating segments.

TG&E incurred approximately $2.4 million of start up and organizational expenses involving compliance, legal and data processing costs, which were included in general and administrative expenses in 2001.

TG&E Customer Acquisition Expense

For fiscal 2001, TG&E customer acquisition expense decreased $0.2 million, or 10.3%, to $1.9 million, as compared to $2.1 million for fiscal 2000. This TG&E segment expense is for the cost of acquiring new accounts through the services of a third party direct marketing company.

Unit Compensation Expense

For fiscal 2001, unit compensation expense increased $2.7 million, or 410.8%, to $3.3 million, as compared to $0.6 million for fiscal 2000. These expenses were incurred under the Partnership's Unit Incentive Plan whereby certain employees and outside directors were granted senior subordinated units as an incentive for increased efforts during employment and as an inducement to remain in the service of the Partnership. The increase in fiscal 2001 resulted from the increased market price of the Subordinated Units, which was the basis for calculating unit compensation expense as well as for additional units that vested during fiscal 2001.

Interest Expense, net

For fiscal 2001, net interest expense increased $6.9 million, or 25.9%, to $33.7 million, as compared to $26.8 million for fiscal 2000. This increase was due to additional interest expense for higher working capital borrowings necessitated by the higher cost of product and additional interest expense for the financing of propane and heating oil acquisitions.

Income Tax Expense

For fiscal 2001, income tax expense increased $1.0 million, or 204.5%, to $1.5 million, as compared to $0.5 million for fiscal 2000. This increase was due to additional state income taxes for certain higher pretax earnings achieved for fiscal 2001.

Cumulative Effect of Adoption of Accounting Principle

For fiscal 2001, the Partnership recorded a $1.5 million increase in net income arising from the adoption of SFAS No. 133.

Net Income (loss)

For fiscal 2001, net income decreased $6.6 million to a loss of $5.2 million, as compared to net income of $1.4 million for fiscal 2000. The decrease was due to a $9.6 million increase in net income at the propane segment offset by $3.6 million of less income at the heating oil segment, $8.2 million of additional net loss for TG&E and a $4.5 million additional net loss at the Partnership level, largely the result of the increase in unit compensation expense recorded at the Partnership level. The increase in net income for the propane segment was largely due to colder weather and as a result of acquisitions. The decrease in net income for the heating oil segment was largely due to the timing of when acquisitions were completed.

Earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of equipment (EBITDA)

For the fiscal 2001, earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of assets (EBITDA) increased $18.8 million, or 28.4%, to $85.0 million as compared to $66.2 million, for fiscal 2000. This increase was due to a $14.9 million increase in the propane segment EBITDA, $11.3 million of additional EBITDA generated by the heating oil segment partially offset by $3.3 million of additional expenses at the Partnership level and by $4.1 million of lower TG&E EBITDA. The increase in the heating oil and propane segments was largely due to additional EBITDA provided by the impact of colder temperatures and acquisitions. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies.

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

Cost of Sales

For fiscal 2000, cost of product increased $369.9 million, or 281.0%, to $501.6 million, as compared to $131.6 million for fiscal 1999. This increase was due to $247.0 million of additional costs attributable to the heating oil cost of product, $22.0 million of TG&E cost of product and for higher propane supply cost of $34.7 million. While both propane selling prices and propane supply costs increased on a per gallon basis, the increase in selling prices was more than the increase in supply costs, which resulted in an increase in per gallon margins. Cost of sales also increased due to the inclusion of $66.2 million of additional costs relating to the heating oil segment's cost of installation and service.

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

General and Administrative Expenses

For fiscal 2000, general and administrative expenses increased $8.1 million, or 69.5%, to $19.9 million, as compared to $11.7 million for fiscal 1999. This increase was due to the inclusion of an additional $4.3 million of general and administrative expenses for the heating oil segment, $2.0 million of TG&E general and administrative expenses, a $1.1 million increase in general and administrative expenses at the Partnership level and a $0.7 million increase for the propane segment. The increase in expenses at the Partnership level was primarily due to a full year inclusion of expenses for the office of the chief executive officer. The $0.7 million increase in general and administrative expenses at the propane segment was largely due to an increase in acquisition travel related expenditures as well as for normal inflationary increases.

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

Liquidity and Capital Resources

During the year ended September 30, 2001, the Partnership sold 7.3 million common units, the net proceeds of which, was $123.8 million. These funds combined with net cash provided by operating activities of $63.1 million, $175.9 million of long-term debt borrowings ($143.0 million of senior secured notes issued by the heating oil segment, $29.5 million of senior notes issued by the propane segment and $3.4 million of acquisition related notes) and $0.6 million in proceeds from the sale of fixed assets amounted to $363.4 million. Such funds were used for acquisitions of $239.0 million, distributions of $50.6 million, debt repayment of $9.0 million and net working capital and acquisition facility repayment of $35.4 million, capital expenditures of $17.7 million and other financing activities of $5.4 million. As a result of the above activity, cash increased by $6.3 million to $17.2 million.

The $143.0 million of senior secured notes mentioned above represent two separate issuances of notes by the heating oil segment. The first was a $40.0 million series of notes issued to three institutional lenders to refinance $40.0 million of indebtedness incurred under its bank acquisition facility. The senior notes bear interest at the rate of 8.96% per year and have an average life of five and three-quarter years with a final maturity date of November 1, 2010. The second was a $103.0 million series of notes issued to institutional lenders to complete a refinancing of $36.0 million of indebtedness incurred under its bank acquisition facility with the remaining proceeds of $67.0 million used to partially fund the Meenan acquisition. The Senior Notes bear interest at the rate of 8.25% and have an average life of seven years with a final maturity of August 1, 2013.

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

For fiscal 2002, the Partnership anticipates paying interest of approximately $43.0 million and anticipates growth and maintenance capital additions of approximately $15 million. In addition, the Partnership plans to pay distributions on its units in accordance with the partnership agreement. The Partnership also plans to pursue strategic acquisitions as part of its business strategy and to prudently fund such acquisitions through a combination of debt and equity. Based on its current cash position, bank credit availability and net cash from operating activities, the Partnership expects to be able to meet all of its obligations for fiscal 2002.

Accounting Principles Not Yet Adopted

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

The Partnership adopted the provisions of Statement No. 141 effective July 1, 2001 and Statement No. 142 is required to be adopted effective October 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142.

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

As of September 30, 2001, the Partnership had unamortized goodwill in the amount of $263.3 million. The Partnership also had $207.4 million of unamortized identifiable intangible assets, of which $201.2 will be subject to the transition provisions of SFAS No. 141 and No. 142. Amortization expense related to goodwill was $7.4 million and $7.9 million for the years ended September 30, 2000 and 2001, respectively. Because of the extensive effort needed to comply with adopting Statements No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Partnership's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of change in accounting principle.

                                    ITEM 7A.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to interest rate risk primarily through its bank credit facilities. The Partnership utilizes these borrowings to meet its working capital needs and also to fund the short-term needs of its acquisition program.

At September 30, 2001, the Partnership had outstanding borrowings of approximately $31.9 million under its Bank Credit Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a $0.3 million annually.

The Partnership also selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and futures market price of home heating oil, propane and natural gas. The Partnership does not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Partnership would pay for the home heating oil, propane or natural gas being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at September 30, 2001, the potential impact on the Partnership's hedging activity would be to increase the fair market value of these outstanding derivatives by $5.0 million to a fair market value loss of $(1.0) million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $4.0 million to a fair market value loss of $(10.0) million.

                                    ITEM 8.
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   SEE INDEX TO FINANCIAL STATEMENTS PAGE F-1

                                    ITEM 9.
                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                                      NONE

                                    PART III
                                    ITEM 10.
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Partnership Management

Star Gas LLC is the general partner of the Partnership. The membership interests in Star Gas LLC are owned by Audrey L. Sevin, Irik P. Sevin and Hanseatic Americas Inc. The General Partner manages and operates the activities of the Partnership. Unitholders do not directly or indirectly participate in the management or operation of the Partnership. The General Partner owes a fiduciary duty to the Unitholders. However, the Partnership agreement contains provisions that allow the General Partner to take into account the interest of parties other than the Limited Partners' in resolving conflict of interest, thereby limiting such fiduciary duty. Notwithstanding any limitation on obligations or duties, the General Partner will be liable, as the general partner of the Partnership, for all debts of the Partnership (to the extent not paid by the Partnership), except to the extent that indebtedness or other obligations incurred by the Partnership are made specifically non-recourse to the General Partner.

William P. Nicoletti, Thomas J. Edelman and I. Joseph Massoud, who are neither officers nor employees of the General Partner nor directors, officers or employees of any affiliate of the General Partner, have been appointed to serve on the Audit Committee of the General Partner's Board of Directors. The Audit Committee has the authority to review, at the request of the General Partner, specific matters as to which the General Partner believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the General Partner is fair and reasonable to the Partnership. Any matters approved by the Audit Committee will be conclusively deemed fair and reasonable to the Partnership, approved by all partners of the Partnership and not a breach by the General Partner of any duties it may owe the Partnership or the holders of Common Units. In addition, the Audit Committee reviews the external financial reporting of the Partnership, recommends engagement of the Partnership's independent accountants and reviews the Partnership's procedures for internal auditing and the adequacy of the Partnership's internal accounting controls. With respect to the additional matters, the Audit Committee may act on its own initiative to question the General Partner and, absent the delegation of specific authority by the entire Board of Directors, its recommendations will be advisory.

As is commonly the case with publicly traded limited partnerships, the Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. The management and workforce of Star Gas Propane and certain employees of Petro manage and operate the Partnership's business as officers of the General Partner and its Affiliates. See Item 1 -
Business--Employees.

Directors and Executive Officers of the General Partner

Directors are elected for one-year terms. The following table shows certain information for directors and executive officers of the general partner:

Name                                              Age        Position with the General Partner
----                                              ---        ---------------------------------
Irik P. Sevin/(b)/ .............................  54         Chairman of the Board and Chief
                                                               Executive Officer
William G. Powers, Jr. .........................  48         Executive Vice President - Heating Oil
                                                               and Member of the Office of President
Joseph P. Cavanaugh ............................  64         Executive Vice President - Propane
                                                               and Member of the Office of President
Ami Trauber ....................................  62         Chief Financial Officer
Carolyn LoGalbo ................................  51         Executive Vice President
Richard F. Ambury ..............................  44         Vice President and Treasurer
James Bottiglieri ..............................  45         Vice President
Audrey L. Sevin ................................  75         Secretary
Paul Biddelman/(a)//(b)/ .......................  55         Director
Thomas J. Edelman/(c)/ .........................  50         Director
I. Joseph Massoud/(c)/ .........................  33         Director
William P. Nicoletti/(c)/ ......................  56         Director
Stephen Russell/(a)/ ...........................  61         Director

____________________________________________
/(a)/  Member of the Compensation Committee
/(b)/  Member of the Distribution Committee
/(c)/  Member of the Audit Committee

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

Ami Trauber has been Chief Financial Officer of Star Gas LLC since November 2001. From 1996 to 2001, Mr. Trauber was the Chief Financial Officer of Syratech Corporation, a consumer goods company. From 1991 to 1995, Mr. Trauber was the President, Chief Operating Officer and part owner of Ed's West, Inc., an apparel company. From 1978 to 1990, Mr. Trauber was Corporate Vice President - Finance and Controller of Harcourt General, Inc., a fortune 500 conglomerate.

Carolyn LoGalbo has been Executive Vice President of Star Gas LLC since November 2000. Ms. LoGalbo was Chief Marketing Officer at MetLife in the institutional business prior to joining Star Gas. Previously she was Chief Marketing Officer for MFS Communications, a start up telecommunications company and from 1980-1993, she held various positions at Kraft Foods in general management and marketing.

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

Paul Biddelman has been a Director of Star Gas LLC since March 1999 and was a Director of Star Gas Corporation, the predecessor general partner from December 1993 to March 1999. Mr. Biddelman had been a director of Petro since October 1994. Mr. Biddelman has been President of Hanseatic Corporation since December 1997. From April 1992 through December 1997, he was Treasurer of Hanseatic Corporation. Mr. Biddelman is a director of Celadon Group, Inc., Insituform Technologies, Inc., Six Flags, Inc. and System One Technologies, Inc.

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

I. Joseph Massoud has been a Director of Star Gas LLC since October 1999. Since 1998 he has been President of The Compass Group International LLC, a private equity investment firm based in Westport, CT. From 1995 to 1998, Mr. Massoud was employed by Petro as a Vice President. From 1993 to 1995, Mr. Massoud was a Vice President of Colony Capital, Inc., a Los Angeles based private equity firm specializing in acquiring distressed real estate and corporate assets. Mr. Massoud is also a director of CBS Personnel and CPM Acquisition Corp.

William P. Nicoletti has been a Director of Star Gas LLC since March 1999 and was a Director of Star Gas Corporation, the predecessor general partner from November 1995 to March 1999. Mr. Nicoletti is Managing Director of Nicoletti & Company Inc., a private investment banking firm servicing clients in the energy and transportation industries. In addition, Mr. Nicoletti serves as a Senior Advisor to the Energy Investment Banking Group of McDonald Investments Inc. From March 1998 until July 1999, Mr. Nicoletti was a Managing Director and co-head of Energy Investment Banking for McDonald Investments Inc. Prior to forming Nicoletti & Company Inc. in 1991, Mr. Nicoletti was a Managing Director and head of Energy Investment Banking for PaineWebber Incorporated. Previously, he held a similar position at E.F. Hutton & Company Inc. He is chairman of the board of directors of Russell-Stanley Holdings, Inc., a manufacturer and marketer of plastic and steel industrial containers and a director of StatesRail, Inc., a short-line railroad holding company.

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

Meetings and Compensation of Directors

During fiscal 2001, the Board of Directors met six times. All Directors attended each meeting except that Mr. Russell and Mr. Massoud did not attend one meeting and Mr. Nicoletti did not attend one other meeting. Star Gas LLC pays each director including the chairman, an annual fee of $27,000. Members of the audit committee receive an additional $5,000 per annum.

Committees of the Board of Directors

Star Gas LLC's Board of Directors has an Audit Committee, a Compensation Committee and a Distribution Committee. The members of each committee are appointed by the Board of Directors for a one-year term and until their respective successors are elected.

Audit Committee

The duties of the Audit Committee are described above under "Partnership Management".

The current members of the Audit Committee are William P. Nicoletti, Thomas J. Edelman and I. Joseph Massoud. During fiscal 2001, the audit committee met six times. Members of the Audit Committee may not be employees of Star Gas LLC or its affiliated companies.

Compensation Committee

The current members of the Compensation Committee are Paul Biddelman and Stephen Russell. The duties of the Compensation Committee are (i) to determine the annual salary, bonus and other benefits, direct and indirect, of any and all named executive officers (as defined under Regulation S-K promulgated by the Securities and Exchange Commission) and (ii) to review and recommend to the full Board any and all matters related to benefit plans covering the foregoing officers and any other employees. During fiscal 2001, the Compensation Committee met five times.

Distribution Committee

The current members of the Distribution Committee are Irik Sevin and Paul Biddelman. The duties of the Distribution Committee are to discuss and review the Partnership's distributions. During fiscal 2001, the Distribution Committee met four times.

Reimbursement of Expenses of the General Partner

The General Partner does not receive any management fee or other compensation for its management of Star Gas Partners. The general partner is reimbursed at cost for all expenses incurred on the behalf of Star Gas Partners, including the cost of compensation, which is properly allocable to Star Gas Partners. The partnership agreement provides that the general partner shall determine the expenses that are allocable to Star Gas Partners in any reasonable manner determined by the general partner in its sole discretion. In addition, the general partner and its affiliates may provide services to Star Gas Partners for which a reasonable fee would be charged as determined by the general partner.

                        ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the annual salary, bonuses and all other compensation awards and payouts to the President and Chief Executive Officer and to certain named executive officers of the General Partner for services rendered to Star Gas Partners and its subsidiaries during the fiscal years ended September 30, 2001, 2000 and 1999.

                                                    Summary Compensation Table                     Long-Term
                                                    --------------------------
                                                       Annual Compensation                        Compensation
                                        ------------------------------------------------ -------------------------------
                                                                            Other         Restricted          Securities
                                                                            Annual          Stock             Underlying
Name and Principal Position      Year    Salary             Bonus        Compensation       Awards               UARs
---------------------------      ----    ------             -----        ------------     ----------          ----------
Irik P. Sevin,                   2001   $550,000       $1,137,200/(5)/   $ 7,966/(8)/   $495,000/(10)(11)/
Chairman of the Board and        2000   $500,000       $  511,250/(6)/   $11,650/(8)/   $723,188/(9)/         400,000/(12)/
Chief Executive Officer          1999   $325,000/(1)/  $  225,000        $ 2,900/(8)/

William G. Powers, Jr.,          2001   $325,000       $  346,250/(5)/   $15,965/(8)/
Executive Vice President/(2)/    2000   $250,000       $  182,750/(6)/   $12,900/(8)/
                                 1999   $125,000/(3)/  $   75,000        $ 3,900/(8)/         _/(11)/

Joseph P. Cavanaugh,             2001   $245,200       $  300,150/(5)/   $18,768/(7)/
Executive Vice President         2000   $225,000       $   89,250/(6)/   $18,768/(7)/
                                 1999   $225,000       $   50,000        $18,768/(7)/         _/(11)/

George Leibowitz,                2001   $172,500       $  246,200/(5)/   $ 8,950/(8)/
Chief Financial Officer/(4)/     2000   $292,500/(5)/  $   37,625/(6)/   $10,225/(8)/
                                 1999   $202,500/(5)/  $  100,000        $ 2,150/(8)/         _/(11)/

Richard F. Ambury                2001   $183,950       $  169,375/(5)/   $27,657/(7)/
Vice President and Treasurer     2000   $180,000       $   83,375/(6)/   $27,657/(7)/         _/(11)/
                                 1999   $160,000       $   70,000        $26,022/(7)/

/(1)/ Amount does not include $175,000 of compensation paid by Petro prior to its acquisition by the Partnership.
/(2)/  Mr. Powers assumed the position of President of Petro on November 30,
       1997.
/(3)/ Amount does not include $125,000 of compensation paid by Petro prior to its acquisition by the Partnership.
/(4)/ Mr. Trauber replaced Mr. Leibowitz who will be retiring on December 31, 2001, as the Chief Financial Officer effective November 1, 2001.
/(5)/ Fiscal 2001 bonus amount includes the value of Senior Subordinated Units vested in fiscal 2001 under the Partnership's Employee Unit Incentive Plan as follows: Irik P. Sevin - $400,000, William G. Powers, Jr. - $160,000, Joseph P. Cavanaugh - $120,000, George Leibowitz - $226,200 and Richard F. Ambury - $100,000. Mr. Sevin was also granted 8,250 Common Units (vesting as of January 2002) in lieu of cash compensation for his 2001 bonus performance at a value of $165,000.
/(6)/ Fiscal 2000 bonus amount includes the value of Senior Subordinated Units granted and vested in fiscal 2000 under the Partnership's Employee Unit Incentive Plan as follows; Irik P. Sevin - $117,500, William G. Powers, Jr. - $47,000, Joseph P. Cavanaugh - $35,250, George Leibowitz - $17,625 and Richard F. Ambury - $29,375. Mr. Sevin was also granted 20,149 Senior Subordinated Units in December 2000 in lieu of cash compensation for his 2000 bonus performance at a value of $168,750 on the grant date.
/(7)/ These amounts represent funds paid in lieu of contributions to the Partnership's retirement plans.
/(8)/ These amounts represent contributions under Petro's defined contribution retirement plan.
/(9)/ This award represents the granting of 87,000 Restricted Senior Subordinated units that vest equally in four installments on December 1, 2001, December 1, 2002, December 1, 2003 and December 1, 2004. Distributions on the restricted units will accrue (to the extend declared) from June 30, 2000.
/(10)/ This award represents the granting of 24,750 Restricted Common Units that vest equally in three installments on January 1, 2003, January 1, 2004 and January 1, 2005. Distributions on these units will accrue to the extent declared.
/(11)/ As of September 30, 2001, the following Restricted grants of Senior
       Subordinated Units granted under the Partnership's Employee Unit Incentive Plan valued at the September 30, 2001 closing price were outstanding as follows: Irik P. Sevin - $1,335,000 (60,000 units), William G. Powers, Jr. - $534,000 (24,000 units), Joseph P. Cavanaugh - $400,500 (18,000 units), and Richard F. Ambury - $333,750 (15,000 units).
/(12)/ Mr. Sevin was also granted an option to acquire shares in TG&E equal to approximately three percent of TG&E's outstanding shares as of March 21, 2001.

                     Option/UAR Grants in Last Fiscal Year

                                      None

              Aggregated Option/UAR Exercises in Last Fiscal Year
                     and Fiscal Year End Option/UAR Values

                     Number of Unexercised UARs at
                           September 30, 2001         Value of In the Money UARs
      Name           Exercisable(E)/Unexercisable(U)     at September 30, 2001
      ----           -------------------------------     ---------------------
      Irik P. Sevin           400,223 (U)                     $5,465,594

               Long-Term Incentive Plans - Awards in Last Fiscal

                                      None

Employment Contracts

Agreement with Irik Sevin
-------------------------

The Partnership entered into an employment agreement (the "Employment Agreement") with Mr. Sevin effective October 1, 2001. Mr. Sevin's Employment Agreement has an initial term of five years, and automatically renews for successive one-year periods, unless earlier terminated by the Partnership or by Mr. Sevin or otherwise terminated in accordance with the Employment Agreement. The Employment Agreement for Mr. Sevin provides for an annual base salary of $600,000 which shall increase at the rate of $25,000 per year commencing in fiscal 2003. In addition, Mr. Sevin may earn a bonus of up to 80% of his annual base salary (the "Targeted Bonus") for services rendered based upon certain performance criteria. Mr. Sevin can also earn certain equity incentives if the Partnership meets certain performance criteria specified in the Employment Agreement. In addition, Mr. Sevin is entitled to certain supplemental executive retirement benefits ("SERP") if he retires after age 65. If a "change of control" (as defined in the Employment Agreement) of the Partnership occurs and prior thereto or at any time within two years subsequent to such change of control the Partnership terminates the Executive's employment without "cause" or the Executive resigns with "good reason" or the Executive terminates his employment during the thirty day period commencing on the first anniversary of a change of control, then Mr. Sevin will be entitled to (i) a lump sum payment equal to Mr. Sevin's anticipated annual basic salaries, Targeted Bonuses and equity incentives for the three year following the termination date; (ii) the continuation of Mr. Sevin's group insurance benefits for two years following the termination date; (iii) a cash payment equal to the value of 325,000 senior subordinated units; and (iv) the acceleration of Mr. Sevin's SERP benefits. The Employment Agreement provides that if any payment received by Mr. Sevin is subject to a federal excise tax under Section 4999 of the Internal Revenue Code, the payment will be grossed up to permit Mr. Sevin to retain a net amount on an after-tax basis equal to what he would have received had the excise tax not been payable.

Agreement with George Leibowitz
--------------------------------

Petro entered into an employment agreement with Mr. Leibowitz, effective April 1, 1997 as modified, which provides (i) for an indefinite period, but ending not earlier than June 30, 2001 for 60% employment at an annual salary of $180,000. Upon termination of this agreement, there will be a final period of 6 months at an annual salary of $135,000 for 45% employment. In addition, if terminated by the Partnership, all remaining senior subordinated unit grants will vest and
(ii) payments of $18,750 per month for April 1997 to March 2000 were made. This contract was terminated by mutual agreement effective July 1, 2001.

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

Messrs. Sevin, Powers and Leibowitz are covered under a 401(K) defined contribution plan maintained by Petro. Participants in the plan may elect to contribute a sum not to exceed 17% of a participant's compensation or $10,500. Under this plan, Petro makes a 4% core contribution of a participant's compensation up to $170,000 and matches 2/3 of each amount that a participant contributes with a maximum employer match of 2%.

                                    ITEM 12.
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership as of November 15, 2001 of common units, senior subordinated units, junior subordinated units and general partner units by:

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

                                                           Senior                      Junior
                                                           ------                      ------
                               Common Units          Subordinated Units          Subordinated Units       General Partner Units/(a)/
                               ------------          ------------------          ------------------       --------------------------
Name                     Number       Percentage   Number        Percentage     Number      Percentage    Number          Percentage
------------------       ------       ----------   ------        ----------     ------      ----------    ------          ----------
Star Gas LLC                     -         -  %    29,133           -    %           -         -   %      325,729            100%
Irik P. Sevin                    -         -       55,699(b)       1.8          53,426          15.5      325,729(b)         100
Audrey L. Sevin                  -         -       29,133(b)        -          153,131          44.3      325,729(b)         100
Hanseatic Americas, Inc.   350,000         1.5%    29,133(b)        -          138,807          40.2      325,729(b)         100
Paul Biddelman                   -         -        2,157           *                -            -             -              -
Thomas Edelman                   -         -       97,801(c)(d)    3.2               -            -             -              -
I. Joseph Massoud              519         *        1,852           *                -            -             -              -
William P. Nicoletti             -         -        1,852           *                -            -             -              -
Stephen Russell                  -         -        1,852           *                -            -             -              -
Richard F. Ambury            2,125         *        5,489           *                -            -             -              -
Ami Trauber                      -         -            -           -                -            -             -              -
Carolyn LoGalbo                  -         -        2,724           *                -            -             -              -
James Bottiglieri            1,500         *        1,634           *                -            -             -              -
Joseph P. Cavanaugh          1,000         *        6,600           *                -            -             -              -
William G. Powers, Jr.       1,000         *        8,715           *                -            -             -              -
All officers and
directors and
Star Gas LLC as a group
(13 persons)                 6,144         *      186,375          6.2         206,557          59.8%     325,729            100%

(a) For purpose of this table, the number of General Partner Units is deemed to include the 0.01% General Partner interest in Star Gas Propane.
(b) Assumes each of Star Gas LLC owners may be deemed to beneficially own all of Star Gas LLC's general partner units and senior subordinated units, however, they disclaim beneficial ownership of these units.
(c) Includes senior subordinated units owned by Mr. Edelman's wife and trust for the benefit of his minor children.
(d) Includes 6,000 senior subordinated units owned by trusts for the benefit of Mr. Edelman's siblings for which Mr. Edelman serves as Trustee. Mr. Edelman disclaims beneficial ownership of these units.

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

Based solely on its review of the copies of such forms received by the General Partner, or written representations from certain reporting persons that no Form 5's were required for those persons, the General Partner believes that during fiscal year 2001 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were met in a timely manner.

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

The Partnership has agreed to pay Mr. Edelman a finder's fee of 1% of the purchase price if the Partnership acquires a company that Mr. Edelman has introduced to the Partnership. The Partnership is under no obligation to pursue this acquisition and the terms of such acquisition have not yet been determined.

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

                    See "Index to Consolidated Financial Statements and Financial Statement Schedule" set forth on page F-1.

             2.     Financial Statement Schedule.

                    See "Index to Consolidated Financial Statements and Financial Statement Schedule" set forth on page F-1.

             3.     Exhibits.

                    See "Index to Exhibits" set forth on page 34.

    (b)             Reports on Form 8-K.

                    The Partnership did not file a Form 8-K during the quarter ended September 30, 2001.

                               INDEX TO EXHIBITS

Exhibit
Number   Description
-------  -----------
4.2      Form of Agreement of Limited Partnership of Star Gas Partners, L.P.(2)
4.3      Form of Agreement of Limited Partnership of Star Gas Propane, L.P.(2)
4.4 Amendment No. 1 dated as of April 17, 2001 to Amended and Restated Agreement of Limited Partnership of Star Gas Partners, L.P. (18)
4.5      Unit Purchase Rights Agreement dated April 17, 2001(19)
10.1     Form of Credit Agreement among Star Gas Propane, L.P. and certain banks(3)
10.2 Form of Conveyance and Contribution Agreement among Star Gas Corporation, the Partnership and the Operating Partnership.(3)
10.3 Form of First Mortgage Note Agreement among certain insurance companies, Star Gas Corporation and Star Gas Propane L.P.(3)
10.4     Intercompany Debt(3)
10.5     Form of Non-competition Agreement between Petro and the Partnership(3)
10.6     Form of Star Gas Corporation 1995 Unit Option Plan(3)(17)
10.7     Amoco Supply Contract(3)
10.8 Stock Purchase Agreement dated October 20, 1997 with respect to the Pearl Gas Acquisition(4)
10.9 Conveyance and Contribution Agreement with respect to the Pearl Gas Acquisition(4)
10.10 Second Amendment dated as of October 21, 1997 to the Credit Agreement dated as of December 13, 1995 among the Operating Partnership, Bank Boston, N.A. and NationsBank, N.A.(4)
10.11 Note Agreement, dated as of January 22, 1998, by and between Star Gas and The Northwestern Mutual Life Insurance Company(6)
10.12    Third Amendment dated April 15, 1998 to the Bank Credit Agreement (8)
10.13    Fourth Amendment dated November 3, 1998 to the Bank Credit Agreement
         (9)
10.14 Agreement and Plan of Merger by and among Petroleum Heat and Power Co., Inc., Star Gas Partners, L.P., Petro/Mergeco, Inc., and Star Gas Propane, L.P. (2)
10.15    Exchange Agreement (2)
10.16    Amendment to the Exchange Agreement dated as of February 10, 1999 (2)
10.17 Seventh amendment dated June 18, 1999 to the Credit Agreement dated December 13, 1995, between Star Gas Propane, L.P. and BankBoston, N.A. and NationsBank, N.A.(10)
10.18 Amendment No. 2 dated as of February 15, 2000, to the Credit Agreement, dated as of March 15.
10.19 $12,500,000 8.67% First Mortgage Notes, Series A, due March 30, 2012 $15,000,000 8.72% First Mortgage Notes, Series B, due March 30, 2015 dated as of March 30, 2000 (12)
10.20 Eighth amendment dated June 30, 2000 to the Credit Agreement dated December 13, 1995, between Star Gas Propane, L.P. and Fleet National Bank formerly known as BankBoston, N.A., and Bank of America, N.A. formerly known as NationsBank, N.A.(13)
10.21    June 2000 Star Gas Employee Unit Incentive Plan (13)(17)
10.22    $40,000,000 Senior Secured Note Agreement (14)
10.23    Note Purchase Agreement for $7,500,000 - 7.62% First
         Mortgage Notes, Series A, due April 1, 2008 and $22,000,000 - 7.95% First Mortgage Notes, Series B, due April 1, 2011. (15)
10.24 Credit Agreement, dated as of March 30, 2001, by Total Gas & Electric, Inc. and Chase Manhattan Bank, as agent. (15)
10.25 Credit Agreement dated as of June 15, 2001 by Petroleum Heat and Power Co., Inc., and Bank of America N.A. as agent. (16)
10.26 Credit Agreement dated as of July 30, 2001 by Star Gas Partners, L.P., Petro Holdings, Inc., Petroleum Heat and Power Co., Inc., and the agents Bank of America, N.A. and First Union Securities, Inc.(1)
10.27 Employment agreement dated as of September 30, 2001 between Star Gas LLC, and Irik P. Sevin.(1)(17)
10.28    Equity Purchase Agreement dated July 31, 2001(20)
21       Subsidiaries of the Registrant (6)
23.1     Consent of KPMG LLP (1)

(1)      Filed herewith.
(2) Incorporated by reference to an Exhibit to the Registrant's Registration Statement on Form S-4, File No. 333-66005, filed with the Commission on October 22, 1998.
(3) Incorporated by reference to the same Exhibit to Registrant's Registration Statement on Form S-1, File No. 33-98490, filed with the Commission on December 13, 1995.
(4) Incorporated by reference to the same Exhibit to Registrant's Periodic Report on Form 8-K, as amended, as filed with the Commission on October 23 and 29, 1997.
(5) Incorporated by reference to the same Exhibit to Registrant's Registration Statement on Form S-1, File No. 333-40855, filed with the Commission on December 11, 1997.
(6) Incorporated by reference to the same Exhibit to Registrant's Registration Statement on Form S-3, File No. 333-47295, filed with the Commission on March 4, 1998.
(7) Incorporated by reference to the same Exhibit to Registrant's Statement on Form S-4, File No. 333-49751, filed with the Commission on April 9, 1998.
(8) Incorporated by reference to the same Exhibit to Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 7, 1998.
(9) Incorporated by reference to the same Exhibit to Registrant's Annual Report on Form 10-K filed with the Commission on November 24, 1998.
(10) Incorporated by reference to the same Exhibit to Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 11, 1999.
(11)     [Intentionally Omitted]
(12) Incorporated by reference to the same Exhibit to Registrant's Quarterly Report on Form 10-Q filed with the Commission on April 26, 2000.
(13) Incorporated by reference to the same Exhibit to Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 10, 2000.
(14) In Accordance with item 601(B)(4)(iii) of Regulation S-K, the Partnership will provide a copy of this document to the SEC upon request.
(15) Incorporated by reference to the same Exhibit to Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 10, 2001
(16) Incorporated by reference to the same Exhibit to Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 13, 2001
(17)     Management compensation agreement
(18) Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated April 16, 2001.
(19) Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A filed with the Commission on April 18, 2001.
(20) Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 31, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the General Partner has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                         Star Gas Partners, L.P.
                                    By:  Star Gas LLC (General Partner)

                                         /s/Irik P. Sevin
                                         ---------------------------------------
                                    By:     Irik P. Sevin
                                            Chairman of the Board and Chief
                                            Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature                                                 Title                                               Date
---------                                                 -----                                               ----
/s/  Irik P. Sevin                                        Chairman of the Board, Chief Executive              December 20, 2001
-----------------------------------------------           Officer and Director
     Irik P. Sevin
     Star Gas LLC

/s/  Ami Trauber                                          Chief Financial Officer                             December 20, 2001
-----------------------------------------------           Star Gas LLC
     Ami Trauber
    (Principal Financial and Accounting Officer)

/s/  Audrey L. Sevin                                      Director                                            December 20, 2001
-----------------------------------------------           Star Gas LLC
     Audrey L. Sevin

/s/  Paul Biddelman                                       Director                                            December 20, 2001
-----------------------------------------------           Star Gas LLC
     Paul Biddelman

/s/  Thomas J. Edelman                                    Director                                            December 20, 2001
-----------------------------------------------           Star Gas LLC
     Thomas J. Edelman

/s/  I. Joseph Massoud                                    Director                                            December 20, 2001
-----------------------------------------------           Star Gas LLC
     I. Joseph Massoud

/s/  William P. Nicoletti                                 Director                                            December 20, 2001
-----------------------------------------------           Star Gas LLC
     William P. Nicoletti

/s/  Stephen Russell                                      Director                                            December 20, 2001
-----------------------------------------------           Star Gas LLC
     Stephen Russell

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                     PAGE
                                                                                     ----
Part II   Financial Information:

          Item 8 - Financial Statements

             Independent Auditors' Report ......................................     F-2

             Consolidated Balance Sheets as of September 30, 2000 and 2001 .....     F-3

             Consolidated  Statements of Operations for the years ended
             September 30, 1999, 2000 and 2001 .................................     F-4

             Consolidated Statements of Comprehensive Income for the
             years ended September 30, 1999, 2000 and 2001 .....................     F-5

             Consolidated Statement of Partners' Capital for the years ended
             September 30, 1999, 2000 and 2001 .................................     F-6

             Consolidated Statements of Cash Flows for the years ended
             September 30, 1999, 2000 and 2001 .................................     F-7

             Notes to Consolidated Financial Statements ........................     F-8 - F-30

             Schedule for the years ended September 30, 1999, 2000 and 2001

                   II.  Valuation and Qualifying Accounts ......................     F-31

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

   We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Star Gas Partners, L.P. and Subsidiaries as of September 30, 2000 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Stamford, Connecticut                                                  KPMG LLP
December 20, 2001

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                                 September 30,
                                                                                       ----------------------------------
(in thousands)                                                                             2000                 2001
                                                                                       -------------        -------------

Assets
Current assets:

    Cash and cash equivalents                                                          $      10,910        $      17,228
    Receivables, net of allowance of $1,956 and $11,364, respectively                         66,858              104,973
    Inventories                                                                               34,407               41,130
    Prepaid expenses and other current assets                                                 14,815               21,931
                                                                                       -------------        -------------
           Total current assets                                                              126,990              185,262
                                                                                       -------------        -------------

Property and equipment, net                                                                  171,300              235,371
Long-term portion of accounts receivable                                                       7,282                6,752
Intangibles and other assets, net                                                            313,404              471,434
                                                                                       -------------        -------------
           Total assets                                                                $     618,976        $     898,819
                                                                                       =============        =============
Liabilities and Partners' Capital
Current liabilities:

    Accounts payable                                                                   $      27,874        $      35,800
    Working capital facility borrowings                                                       24,400               13,866
    Current maturities of long-term debt                                                      16,515               11,886
    Accrued expenses                                                                          42,410               77,678
    Unearned service contract revenue                                                         15,654               24,575
    Customer credit balances                                                                  37,943               65,207
                                                                                       -------------        -------------
           Total current liabilities                                                         164,796              229,012
                                                                                       -------------        -------------

Long-term debt                                                                               310,414              457,086
Other long-term liabilities                                                                    4,588               14,457

Partners' Capital:
    Common unitholders                                                                       134,672              209,911
    Subordinated unitholders                                                                   6,090                2,772
    General partner                                                                           (1,584)              (2,220)
    Accumulated other comprehensive income                                                         -              (12,199)
                                                                                       -------------        -------------
           Total Partners' Capital                                                           139,178              198,264
                                                                                       -------------        -------------

           Total Liabilities and Partners' Capital                                     $     618,976        $     898,819
                                                                                       =============        =============



See accompanying notes to consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Years Ended September 30,
                                                                          --------------------------------------------------------
(in thousands, except per unit data)                                           1999                  2000                 2001
                                                                          -------------         -------------        -------------
Sales                                                                     $     224,020         $     744,664        $   1,085,973

Costs and expenses:
   Cost of sales                                                                131,649               501,589              771,317
   Delivery and branch expenses                                                  86,489               156,862              200,059
   Depreciation and amortization                                                 22,713                34,708               44,396
   General and administrative expenses                                           11,717                19,862               35,771
   TG&E customer acquisition expense                                                  -                 2,082                1,868
   Unit compensation expense                                                          -                   649                3,315
                                                                          -------------         -------------        -------------
       Operating income (loss)                                                  (28,548)               28,912               29,247
Interest expense, net                                                            15,435                26,784               33,727
Amortization of debt issuance costs                                                 347                   534                  737
                                                                          -------------         -------------        -------------
       Income (loss) before income taxes, minority
           interest and cumulative effect of change
           in accounting principle                                             (44,330)                 1,594               (5,217)
Minority interest in net loss of TG&E                                                 -                   251                    -
Income tax expense (benefit)                                                    (14,780)                  492                1,498
                                                                          -------------         -------------        -------------
       Income (loss) before cumulative change in
         accounting principle                                                   (29,550)                1,353               (6,715)
Cumulative effect of change in accounting principle for
  adoption of SFAS No. 133, net of income taxes                                       -                     -                1,466
                                                                          -------------         -------------        -------------
       Net income (loss)                                                  $     (29,550)        $       1,353        $      (5,249)
                                                                          =============         =============        =============

       General Partner's interest in net income (loss)                    $        (587)        $          24        $         (75)
                                                                          -------------         -------------        -------------

Limited Partners' interest in net income (loss)                           $     (28,963)        $       1,329        $      (5,174)
                                                                          =============         =============        =============

Basic and diluted net income (loss) per Limited Partner unit              $       (2.53)        $          07        $        (.23)
                                                                          =============         =============        =============

Basic and diluted weighted average number of Limited
  Partner units outstanding                                                      11,447                18,288               22,439
                                                                          =============         =============        =============


See accompanying notes to consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                      Years Ended September 30,
                                                                            --------------------------------------------
      (in thousands)                                                           1999            2000               2001
                                                                               ----            ----               ----

      Net income (loss)                                                     $ (29,550)       $   1,353          $ (5,249)

      Other comprehensive income (loss)
         Unrealized loss on derivative instruments                                  -                -           (16,121)
         Unrealized loss on pension plan obligations                                -                -            (4,149)
                                                                            ---------        ---------          --------
      Comprehensive income (loss)                                           $ (29,550)       $   1,353          $(25,519)
                                                                            =========        =========          ========



      Reconciliation of Accumulated Other Comprehensive
        Income

      Balance, beginning of period                                          $       -        $       -          $      -
         Cumulative effect of the adoption of SFAS No. 133                          -                -            10,544
         Current period reclassification to earnings                                -                -            (2,473)
         Current period other comprehensive loss                                    -                -           (20,270)
                                                                            ---------        ---------          --------
      Balance, end of period                                                $       -        $       -          $(12,199)
                                                                            =========        =========          ========

See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  Years Ended September 30, 1999, 2000 and 2001

(in thousands, except per unit amounts)

                                         Number of Units
                            -------------------------------------------
                                                Senior Junior  General                       Senior   Junior    General
                              Common   Sub.     Sub.   Sub.    Partner    Common    Sub.      Sub.      Sub.    Partner
                              ------   ----     ----   ----    -------    ------    ----      ----      ----    -------

                            ---------------------------------------------------------------------------------------------
Balance  as of
     September 30, 1998       3,859   2,396        -      -          - $  58,686 $ (1,446) $       - $      -   $   107
Exchange of ownership in
   connection with the Star
   Gas / Petro Transaction           (2,396)   2,477    345        326    (8,958)  (2,754)    11,903      797      (988)
Issuance of Units in
   equity offerings          10,076                                      135,816
Issuance of Units in
   redemption of Petro's
   12 7/8% Preferred Stock      401                                        5,399
Issuance of Units in
   redemption of Petro's
   Junior Preferred Stock       103                                        1,459
Net loss                                                                 (26,141)   4,200     (6,165)    (857)     (587)
Distributions
  ($2.25 per common unit)                                                (19,484)                                  (140)
Other                           (61)                                        (871)                200
                            ---------------------------------------------------------------------------------------------
   Balance as of
     September 30, 1999      14,378       -    2,477    345        326   145,906        -      5,938      (60)   (1,608)

Issuance of Common Units      1,667                                       22,611
Issuance of Senior
  Subordinated Units                             110                                             649
Net income                                                                 1,122                 182       25        24
Distributions:
  ($2.30 per common unit)                                                (34,967)
  ($0.25 per senior Sub.                                                                        (644)
unit)
                            ---------------------------------------------------------------------------------------------
   Balance as of
     September 30, 2000      16,045       -    2,587    345        326   134,672        -      6,125      (35)   (1,584)


Issuance of Common Units      7,349                                      123,846
Issuance of Senior
  Subordinated Units                             130                                           3,319
Net loss                                                                  (4,475)               (620)     (79)      (75)
Other Comprehensive
  loss, net
Distributions:
  ($2.300 per common unit)                                               (44,132)
  ($1.975 per senior sub.                                                                     (5,341)
unit)
  ($1.725 per junior sub.                                                                                (597)
unit)
  ($1.725 per general
    partner unit)                                                                                                  (561)
                            ---------------------------------------------------------------------------------------------
   Balance as of
     September 30, 2001      23,394       -    2,717    345        326 $ 209,911   $    -  $   3,483 $   (711)  $(2,220)
                            =============================================================================================

                                      Other
                                      Compre-     Total
                                      hensive    Partners'
                                      Income     Capital
                                      ------     -------

                                     ---------------------
Balance  as of
     September 30, 1998               $     -    $  57,347

Exchange of ownership in
   connection with the Sta
   Gas / Petro Transaction                               -


Issuance of Units in

   equity offerings                                135,816
Issuance of Units in
   redemption of Petro's

   12 7/8% Preferred Stock                           5,399
Issuance of Units in
   redemption of Petro's

   Junior Preferred Stock                            1,459
Net loss                                           (29,550)
Distributions
  ($2.25 per common unit)                          (19,624)
Other                                                 (671)
                                     ---------------------
   Balance as of
     September 30, 1999                     -      150,176


Issuance of Common Units                            22,611
Issuance of Senior
  Subordinated Units                                   649
Net income                                           1,353
Distributions:
  ($2.30 per common unit)                          (34,967)
  ($0.25 per senior Sub.                              (644)
unit)

                                     ---------------------
   Balance as of
     September 30, 2000                     -      139,178


Issuance of Common Units                           123,846
Issuance of Senior
  Subordinated Units                                 3,319
Net loss                                            (5,249)

Other Comprehensive
  loss, net                           (12,199)     (12,199)
Distributions:

  ($2.300 per common unit)                         (44,132)
  ($1.975 per senior sub.                           (5,341)
unit)
  ($1.725 per junior sub.                             (597)
unit)
  ($1.725 per general
    partner unit)                                     (561)
                                     ---------------------

   Balance as of
     September 30, 2001               $(12,199)  $ 198,264
                                     =====================




See accompanying notes to consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                                                 Years Ended September 30,
                                                                                      -----------------------------------------
                                                                                         1999            2000            2001
                                                                                      ---------       ---------       ---------
Cash flows provided by (used in) operating activities:
Net income (loss)                                                                     $ (29,550)      $   1,353       $  (5,249)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
Depreciation and amortization                                                            22,713          34,708          44,396
Amortization of debt issuance cost                                                          347             534             737
Minority interest in net loss of TG&E                                                         -            (251)              -
Unit compensation expense                                                                     -             649           3,315
Provision for losses on accounts receivable                                                 371           2,669          10,624
(Gains) loss on sales of fixed assets                                                        83            (143)             26
Deferred tax benefit                                                                    (14,946)              -               -
Cumulative effect of change in accounting principle for the adoption of
 SFAS No. 133                                                                                 -               -          (1,466)
Changes in operating assets and liabilities:
     Decrease (increase) in receivables                                                  27,954         (22,327)        (44,905)
     Increase in inventories                                                             (1,962)         (6,272)         (3,824)
     Increase in other assets                                                            (8,460)         (3,134)        (15,066)
     Increase (decrease) in accounts payable                                             (1,922)          6,589          10,942
     Increase in other current and long-term liabilities                                 16,167           5,989          63,614
                                                                                      ---------       ---------       ---------
              Net cash provided by operating activities                                  10,795          20,364          63,144
                                                                                      ---------       ---------       ---------

Cash flows provided by (used in) investing activities:
Capital expenditures                                                                     (7,383)         (7,560)        (17,687)
Proceeds from sales of fixed assets                                                         207           1,136             596
Cash acquired in acquisitions                                                            19,151             876               5
Acquisitions                                                                            (14,952)        (59,624)       (239,048)
                                                                                      ---------       ---------       ---------
              Net cash used in investing activities                                      (2,977)        (65,172)       (256,134)
                                                                                      ---------       ---------       ---------

Cash flows provided by (used in) financing activities:
Working capital facility borrowings                                                      20,350         104,450         114,250
Working capital facility repayments                                                     (21,970)        (85,801)       (124,784)
Acquisition facility borrowings                                                          21,000          65,800          70,700
Acquisition facility repayments                                                         (16,700)        (36,200)        (95,600)
Repayment of debt, net                                                                 (198,062)         (9,426)         (8,980)
Proceeds from issuance of debt                                                           87,552          28,726         175,923
Distributions                                                                           (19,624)        (35,611)        (50,631)
Increase in deferred charges                                                               (944)           (442)         (5,527)
Proceeds from issuance of Common Units, net                                             136,065          22,611         123,846
Redemption of preferred stock                                                           (11,746)              -               -
Other                                                                                      (362)         (2,881)            111
                                                                                      ---------       ---------       ---------
              Net cash provided by (used in) financing activities                        (4,441)         51,226         199,308
                                                                                      ---------       ---------       ---------

              Net increase in cash                                                        3,377           6,418           6,318
Cash at beginning of period                                                               1,115           4,492          10,910
                                                                                      ---------       ---------       ---------
Cash at end of period                                                                 $   4,492       $  10,910       $  17,228
                                                                                      =========       =========       =========

See accompanying notes to consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)   Partnership Organization

     Star Gas Partners, L.P. ("Star Gas Partners" or the "Partnership") is a diversified home energy distributor and services provider, specializing in heating oil, propane, natural gas and electricity. Star Gas Partners is a Master Limited Partnership, which at September 30, 2001 had 23.4 million common limited partner units (trading symbol "SGU" representing a 87.4% limited partner interest in Star Gas Partners) and 2.7 million senior subordinated units (trading symbol "SGH" representing a 10.1% limited partner interest in Star Gas Partners), which are traded on the New York Stock Exchange. Additional interest in Star Gas Partners are comprised of
     0.3 million junior subordinated units (representing a 1.3% limited partner interest in Star Gas Partners) and 0.3 million general partner units (representing a 1.2% general partner interest in Star Gas Partners).

     The Partnership acquired Petro on March 26, 1999 in a series of transactions, which closed concurrently (see footnote 7). This acquisition was accounted for under the purchase method of accounting. Petro, Star Gas Partners and Star Gas Propane entered into a merger agreement. Under the terms of this agreement, a newly formed subsidiary of Star Gas Propane was merged with Petro, with Petro surviving the merger as a wholly-owned indirect subsidiary of Star Gas Propane.

     Operationally the Partnership is organized as follows:

     . Star Gas Propane, L.P., ("Star Gas Propane" or the "propane segment") is a wholly owned subsidiary of Star Gas. Star Gas Propane markets and distributes propane gas and related products to more than 280,000 customers in the Midwest, Northeast, Florida and Georgia.

     . Petro Holdings, Inc. ("Petro" or the "heating oil segment"), is the nation's largest distributor of home heating oil and serves approximately 530,000 customers in the Northeast and Mid-Atlantic. Petro is an indirect wholly owned subsidiary of Star Gas Propane, L.P.

     . Total Gas and Electric ("TG&E" or the "natural gas and electric reseller segment") is an energy reseller that markets natural gas and electricity to residential households in deregulated energy markets in the states of New York, New Jersey, Florida, Maryland and the District of Columbia and serves approximately 50,000 residential customers. TG&E is an 80% owned subsidiary of the Partnership.

     . Star Gas Partners ("Partners" or the "Public Master Limited Partnership") includes the office of the Chief Executive Officer and in addition has the responsibility for maintaining investor relations and investor reporting for the Partnership.

2)   Summary of Significant Accounting Policies

     Basis of Presentation

     The Consolidated Financial Statements for the period October 1, 1998 through March 25, 1999 include the accounts of Star Gas Partners, L.P., and subsidiaries, principally Star Gas Propane. Beginning March 26, 1999, the Consolidated Financial Statements also include the accounts and results of operations of Petro. Beginning April 7, 2000, the Consolidated Financial Statements also include the accounts and results of operations of TG&E. The Partnership consolidates 80% of TG&E's balance sheet. Revenue and expenses are also consolidated with the Partnership with a deduction for the net loss allocable to the minority interest, which amount has been limited based upon the equity of the minority interest. All material intercompany items and transactions have been eliminated in consolidation.

     Reclassification

     Certain prior year amounts have been reclassified to conform with the current year presentation.

     Use of Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition

     Sales of propane, heating oil, natural gas, electricity, propane/heating oil and air conditioning equipment are recognized at the time of delivery of the product to the customer or at the time of sale or installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating oil equipment service contracts are deferred and amortized into income over the terms of the respective service contracts, on a straight-line basis, which generally do not exceed one year.

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

     Goodwill is the excess of cost over the fair value of net assets in the acquisition of a company. The Partnership amortizes goodwill using the straight-line method over a twenty-five year period for goodwill acquired prior to July 1, 2001. In accordance with SFAS No. 142, goodwill acquired after June 30, 2001 is not amortized.

     Covenants not to compete are non-compete agreements established with the owners of an acquired company and are amortized over the respective lives of the covenants, which are generally five years.

     Customer lists are the names and addresses of the acquired company's patrons. Based on the historical retention experience of these lists, Star Gas Propane amortizes customer lists on a straight-line method over fifteen years, Petro amortizes customer lists on a straight-line method over seven to ten years and TG&E amortizes customer lists on a accelerated method over six years.

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

     TG&E Customer Acquisition Expense

     TG&E customer acquisition expense represents the purchase of new accounts from a third party direct marketing company for the Partnership's natural gas and electric reseller division. Such costs are charged as incurred upon acquisition of new customers.

     Employee Unit Incentive Plan

     When applicable, the Partnership accounts for stock-based compensation arrangements in accordance with APB No. 25. Compensation costs for fixed awards on pro-rata vesting are recognized straight-line over the vesting period. The Partnership adopted an employee unit incentive plan to grant certain employees senior subordinated units of limited partner interest of the Partnership ("incentive units"), as an incentive for increased efforts during employment and as an inducement to remain in the service of the Partnership. Grants of incentive units vest twenty percent immediately, with the remaining amount vesting over four consecutive installments if the Partnership achieves annual targeted distributable cash flow. The Partnership records an expense for the incentive units granted, which require no cash contribution, over the vesting period for those units, which are probable of being issued.

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

     Concentration of Revenue with Price Plan Customers

     Approximately 45% of the volume sold in the Partnership's heating oil segment is sold to individual customers under an agreement pre-establishing a fixed or maximum sales price of home heating oil over a twelve month period. The fixed or maximum price at which home heating oil is sold to these price plan customers is generally renegotiated prior to the heating season of each year based on current market conditions. The heating oil segment currently enters into derivative instruments (futures, options, collars and swaps) for a substantial majority of the heating oil it sells to these price plan customers in advance and at a fixed cost. Should events occur after a price plan customer's price is established that increases the cost of home heating oil above the amount anticipated, margins for the price plan customers whose heating oil was not purchased in advance would be lower than expected, while those customers whose heating oil was purchased in advance would be unaffected. Conversely, should events occur during this period that decrease the cost of heating oil below the amount anticipated, margins for the price plan customers whose heating oil was purchased in advance could be lower than expected, while those customers whose heating oil was not purchased in advance would be unaffected or higher than expected.

     Derivatives and Hedging

     Prior to October 2000 and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 80. "Accounting for Futures Contracts," futures contracts were classified as a hedge when the item to be hedged exposed the Partnership to price risk and the futures contract reduced that risk exposure. Future contracts that related to transactions that were expected to occur were accounted for as a hedge when the significant characteristics and expected terms of the anticipated transactions were identified and it was probable that the anticipated transaction would occur. If a transaction did not meet the criteria to qualify as a hedge, it was considered to be speculative. Any gains or losses associated with futures contracts which were classified as speculative were recognized in the current period. If a futures contract that had been accounted for as a hedge was closed or matured before the date of the anticipated transaction, the accumulated change in value of the contract was carried forward and included in the measurement of the related transaction. Option contracts were accounted for in the same manner as futures contracts.

     To hedge a substantial portion of the purchase price associated with heating oil gallons being sold to its price plan customers, the heating oil segment at September 30, 2000 had outstanding 88 million gallons of futures contracts to buy heating oil with a notional value of $71 million and a fair market value of $79.4 million; 62.6 million gallons of futures contracts to sell heating oil with a notional value of $49.7 million and a fair market value of $55.7 million; 101 million gallons of option contracts to buy heating oil with a notional value of $57.9 million and a fair market value of $68.3 million and 108 million gallons of option contracts to sell heating oil. None of the heating oil segment's outstanding options to sell heating oil, which allow the Partnership the right to sell heating oil at a fixed price, were in the money at September 30, 2000. The contracts expired at various times with no contract expiring later than June 2001.

     To hedge a substantial portion of the purchase price associated with propane gallons anticipated to be sold to its fixed price customers, the propane segment at September 30, 2000 had outstanding futures contracts to buy 7.6 million gallons of propane with a notional value of $3.2 million and a fair market value totaling $3.0 million. The contracts expired at various times with no contracts expiring later than March 2001.

     To hedge a substantial portion of its natural gas inventories, the TG&E segment at September 30, 2000, had outstanding futures contracts to sell 670,000 dekatherms of natural gas with a notional value of $2.8 million and fair market value of $3.4 million.

     At September 30, 2000, the unrealized gain (losses) on the heating oil segment's, propane segment's and TG&E's hedging activity was approximately $12.7 million, $(0.2) million and $(0.6) million, respectively. The heating oil segment's hedging activity was designed to help it achieve its planned margins and represented approximately 52% of the expected total home heating oil volume sold in a twelve month period. The propane segment's hedging activity was also designed to help it achieve its planned margins and represented approximately 5% of the expected total propane volume sold in a twelve month period. TG&E's hedging activity was also designed to help achieve its planned margins and represents a hedge on 100% of its required physical inventory of natural gas at September 30, 2000.

     The carrying amount of all hedging financial instruments at September 30, 2000, was approximately $1.7 million and was included in Prepaid expenses on the Consolidated Balance Sheet at that date. The risk that counterparties to such instruments may be unable to perform is minimized by limiting the counterparties to major oil companies and major financial institutions, including the New York Mercantile Exchange. The Partnership did not incur any losses due to counterparty default.

     In October 2000, the Partnership adopted the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Partnership's balance sheet and measurement of those instruments at fair value and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     The Partnership periodically hedges a portion of its home heating oil, propane and natural gas purchases through futures, options, collars and swap agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of home heating oil, propane and natural gas and to manage its exposure to commodity price risk under certain existing sales commitments. The Partnership also has derivitive agreements that management has decided not to treat as hedge transactions for accounting purposes and as such, mark-to-market adjustments are recognized currently in earnings.

     Upon adoption of SFAS No. 133 on October 1, 2000, the Partnership recognized current assets of $12.0 million, a $1.5 million increase in net income and a $10.5 million increase in additional other comprehensive income all of which were recorded as cumulative effect of a change in accounting principle.

     The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. All of the Partnership's derivative instruments entered into for the purchase of heating oil, propane and natural gas to be sold to price plan customers are designated as cash flow hedges. For derivatives recognized as fair value hedges, changes in fair value are recognized in the statement of operations and are offset by related results of the hedged item. Substantially all of the derivative instruments entered into in order to mitigate the price exposure for firm commitments relating to the purchase of heating oil, propane and natural gas to be sold to price plan customers are designated as fair value hedges. Changes in the fair value of derivative instruments, which are not designated as hedges or which do not qualify for hedge accounting are recognized currently in earnings.

     For the year ended September 30, 2001, the Partnership has recognized the following for derivative instruments designated as cash flow hedges: $11.1 million gain due to instruments expiring during the current year, $8.1 million loss in other comprehensive income due to the effective portion of derivative instruments outstanding at September 30, 2001, $4.2 million loss due to hedge ineffectiveness for derivative instruments outstanding at September 30, 2001 and $1.0 million loss relating to the time value writeoff of outstanding option agreements at September 30, 2001. For derivative instruments accounted for as fair value hedges, the Partnership has recognized a $3.3 million loss due to instruments expiring during the current year, and a $0.2 million gain for the change in the fair market value of derivative instruments outstanding at September 30, 2001. For derivative instruments not designated as hedging instruments, the Partnership recognized a $0.2 million gain due to instruments expiring during the year, and a $0.4 million gain for the change in fair market value of derivative instruments outstanding at September 30, 2001.

     All of the existing losses in accumulated other comprehensive income are expected to be reclassified into earnings over the next 12 months.

     Accounting Principles Not Yet Adopted

     In July 2001, the FASB issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as for all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     The Partnership adopted the provisions of Statement No. 141 effective July 1, 2001 and Statement No. 142 is required to be adopted effective October 1, 2002. Futhermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142.

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

     As of September 30, 2001, the Partnership had unamortized goodwill in the amount of $263.3 million. The Partnership also had $207.4 million of unamortized identifiable intangible assets, of which $201.2 will be subject to the transition provisions of SFAS No. 141 and No. 142. Amortization expense related to goodwill was $7.4 million and $7.9 million for the year ended September 30, 2000 and 2001, respectively. Because of the extensive effort needed to comply with adopting Statements No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Partnership's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of change in accounting principle.

     In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred. SFAS No. 143 also requires recording the contra asset to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is then increased at the end of each period to reflect the passage of time and changes in the initial fair value measurement. The Partnership is required to adopt the provisions of SFAS No. 143, effective October 1, 2002 and has not yet determined the extent of its impact, if any.

     In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the improvement or disposal of long-lived assets. It also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. The Partnership is required to adopt the provisions of SFAS No. 144, effective October 1, 2002 and has not yet determined the extent of its impact, if any.

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

     In August 2000, the Partnership commenced quarterly distributions on its senior subordinated units at an initial rate of $0.25 per unit. In February 2001, the Partnership decided to increase the quarterly distributions on its senior subordinated units, junior subordinated units and general partner units to $0.575 per unit.

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

         The natural gas and electric reseller segment is primarily engaged in offering natural gas and electricity to residential consumers in deregulated energy markets. In deregulated energy markets, customers have a choice in selecting energy suppliers to power and / or heat their homes; as a result, a significant portion of this segment's revenue is directly related to weather conditions. TG&E operates in ten markets in the Northeast, Mid-Atlantic, Florida and the District of Columbia, where competition for energy suppliers range from independent resellers, like TG&E, to large public utilities.

         The public master limited partnership segment includes the office of the Chief Executive Officer and has the responsibility for maintaining investor relations and investor reporting for the Partnership.

         The following are the statements of operations and balance sheets for each segment as of and for the periods indicated. The heating oil segment was consolidated with the propane ent beginning March 26, 1999, and the electric and natural gas resng segment (TG&E) was added beginning April 7, 2000. There were nter-segment sales.

     (in thousands)                               Years Ended September 30,
                                 -------------------------------------------------------------
                                                             2000
                                 -------------------------------------------------------------
     Statements of                Heating
     Operations                     Oil        Propane       TG&E      Partners      Consol.
     ----------                     ---        -------       ----      --------      -------
     Sales                       $ 570,877    $ 150,184   $   23,603   $     --    $   744,664
     Cost of sales                 403,260       76,303       22,026         --        501,589
     Delivery and branch           112,820       44,042           --         --        156,862
     Deprec. and amort              22,373       11,916          416          3         34,708
     G & A expense                   9,196        6,129        2,041      2,496         19,862
     TG&E customer
       acquisition expense              --           --        2,082         --          2,082
     Unit compensation                  --           --           --        649            649
                                 ---------    ---------   ----------   --------    -----------
            Operating
            income (loss)           23,228       11,794       (2,962)    (3,148)        28,912
     Net interest expense           17,069        9,509          635       (429)        26,784
     Amortization of debt
       issuance costs                  343          191           --         --            534
                                 ---------    ---------   ----------   --------    -----------
       Income (loss)
       before income taxes
       & minority interest           5,816        2,094       (3,597)    (2,719)         1,594
     Minority interest in
       net loss of TG&E                 --           --          251         --            251
     Income tax expense                400           90            2         --            492
                                 ---------    ---------   ----------   --------    -----------
       Income (loss) before
        cumulative change in         5,416        2,004       (3,348)    (2,719)         1,353
        accounting principle
       Cumulative change in
        accounting principle            --           --           --         --             --
                                 ---------    ---------   ----------   --------    -----------
             Net income (loss)   $   5,416    $   2,004   $   (3,348)  $ (2,719)   $     1,353
                                 =========    =========   ==========   ========    ===========

     Capital expenditures        $   3,478    $   3,927   $      155   $     --    $     7,560
                                 =========    =========   ==========   ========    ===========



     (in thousands)                               Years Ended  September 30,
                                 -------------------------------------------------------------
                                                             2001
                                 -------------------------------------------------------------
     Statements of                Heating
     Operations                     Oil        Propane       TG&E      Partners      Consol.
     ----------                     ---        -------       ----      --------      -------
     Sales                       $ 767,959    $ 226,340   $   91,674   $     --    $ 1,085,973
     Cost of sales                 563,803      124,164       83,350         --        771,317
     Delivery and branch           142,968       57,091           --         --        200,059
     Deprec. and amort              28,586       13,867        1,934          9         44,396
     G & A expense                  10,240        6,992       12,720      5,819         35,771
     TG&E customer
       acquisition expense              --           --        1,868         --          1,868
     Unit compensation                  --           --           --      3,315          3,315
                                 ---------    ---------   ----------   --------    -----------
            Operating
            income (loss)           22,362       24,226       (8,198)    (9,143)        29,247
     Net interest expense           20,891       11,863        2,934     (1,961)        33,727
     Amortization of debt
       issuance costs                  506          231           --         --            737
                                 ---------    ---------   ----------   --------    -----------
       Income (loss)
       before income taxes
       & minority interest             965       12,132      (11,132)    (7,182)        (5,217)
     Minority interest in
       net loss of TG&E                 --           --           --         --             --
     Income tax expense              1,200          297            1         --          1,498
                                 ---------    ---------   ----------   --------    -----------
       Income (loss) before
        cumulative change in          (235)      11,835      (11,133)    (7,182)        (6,715)
        accounting principle
       Cumulative change in
        accounting principle         2,093         (229)        (398)        --          1,466
             Net income (loss)   $   1,858    $  11,606   $  (11,531)  $ (7,182)   $    (5,249)
                                 =========    =========   ==========   ========    ===========

     Capital expenditures        $  11,979    $   5,390   $      318   $     --    $    17,687
                                 =========    =========   ==========   ========    ===========

     (in thousands)                                  Year Ended September 30, 1999
                                               -------------------------------------------------
     Statement of Operations                   Heating Oil    Propane     Partners      Consol.
     -----------------------                   -----------    -------     --------      -------
     Sales                                      $ 116,399    $ 107,621    $      --    $ 224,020
       Cost of sales                               90,070       41,579           --      131,649
       Delivery and branch                         45,470       41,019           --       86,489
       Depreciation and amortization               10,531       12,182           --       22,713
       General and administrative                   4,882        5,395        1,440       11,717
                                                ---------    ---------    ---------    ---------
            Operating income (loss)               (34,554)       7,446       (1,440)     (28,548)
     Interest expense, net                          7,128        8,307           --       15,435
     Amortization of debt issuance cos                167          180           --          347
                                                ---------    ---------    ---------    ----------
            Loss before income taxes              (41,849)      (1,041)      (1,440)     (44,330)
      Income tax expense (benefit)                (11,900)      (2,880)          --      (14,780)
                                                ---------    ---------    ---------    ---------

             Net income (loss)                  $ (29,949)   $   1,839    $  (1,440)   $ (29,550)
                                                =========    =========    =========    ---------

     Capital expenditures                       $   2,323    $   5,060    $      --    $   7,383
                                                =========    =========    =========    =========

           (in thousands)

                                                         September 30, 2000
                                        ----------------------------------------------------
                                         Heating                                     (1)
      Balance Sheets                       Oil      Propane     TG&E    Partners    Consol.
      --------------                       ---      -------     ----    --------    -------
      Assets
      Current assets:
        Cash and cash
          equivalents                   $   6,288  $   2,765  $    222  $   1,635  $  10,910
        Receivables, net                   51,475      9,976     5,407          -     66,858
        Inventories                        21,637      8,636     4,134          -     34,407
        Prepaid expenses and
          other current assets             12,502      1,017     2,157          -     14,815
                                        ---------  ---------  --------  ---------  ---------
           Total current assets            91,902     22,394    11,920      1,635    126,990
      Property and
        equipment, net                     39,026    132,008       266          -    171,300
      Long-term portion of
        accounts receivable                 7,282          -         -          -      7,282
      Investment in
        subsidiaries                            -     69,309         -    143,036          -
      Intangibles and
        other assets, net                 236,069     63,003    14,174        158    313,404
                                        ---------  ---------  --------  ---------  ---------
               Total assets             $ 374,279  $ 286,714  $ 26,360  $ 144,829  $ 618,976
                                        =========  =========  ========  =========  =========

      Liabilities and                    Heating                                     (1)
        Partners' Capital                 Oil       Propane     TG&E     Partners   Consol.
                                          ---       -------     ----     --------   -------
       Current Liabilities:
        Accounts payable                $  11,887  $   7,436  $  8,551  $       -  $  27,874
        Working capital
          Facility  borrowings             17,000        800     6,600          -     24,400
        Current maturities of
            of long-term debt               7,669      8,846         -          -     16,515
        Accrued expenses and
          other current liabilities        36,882      4,006     1,521          -     42,410
        Due to affiliate                   (1,115)    (3,674)        -      4,789          -
        Unearned service
          contract revenue                 15,654          -         -          -     15,654
        Customer credit
          balances                         26,101      9,805     2,037          -     37,943
                                        ---------  ---------  --------  ---------  ---------
               Total current
                 liabilities              114,078     27,219    18,709      4,789    164,796
      Long-term debt                      186,397    122,154     1,863          -    310,414
      Other long-term
         liabilities                        4,495         93         -          -      4,588
      Partners' Capital:
        Equity Capital                     69,309    137,248     5,788    140,040    139,178
                                        ---------  ---------  --------  ---------  ---------

      Total liabilities and
        Partners' Capital               $ 374,279  $ 286,714  $ 26,360  $ 144,829  $ 618,976
                                        =========  =========  ========  =========  =========

           (in thousands)
                                                         September 30, 2001
                                        ----------------------------------------------------

                                         Heating                                     (1)
      Balance Sheets                       Oil      Propane     TG&E    Partners    Consol.
      --------------                       ---      -------     ----    --------    -------
      Assets
      Current assets:
        Cash and cash
          equivalents                   $   7,181  $   3,655  $    102  $   6,290  $  17,228
        Receivables, net                   82,484     12,002    10,487          -    104,973
        Inventories                        24,735     13,181     3,214          -     41,130
        Prepaid expenses and
          other current assets             16,921      3,523     2,349          -     21,931
                                        ---------  ---------  --------  --------- ----------
           Total current asset            131,321     32,361    16,152      6,290    185,262
       Property and
        equipment, net                     72,204    162,680       487          -    235,371
      Long-term portion of
        accounts receivable                 6,752          -         -          -      6,752
      Investment in
        subsidiaries                            -    108,035         -    194,647          -
      Intangibles and
        other assets, net                 381,348     77,750    12,117        219    471,434
                                        ---------  ---------  --------  ---------  ---------
               Total assets             $ 591,625  $ 380,826  $ 28,756  $ 201,156  $ 898,819
                                        =========  -========  ========  =========  =========

      Liabilities and                    Heating                                      (1)
        Partners' Capital                 Oil       Propane     TG&E    Partners    Consol.
                                          ---       -------     ----    --------    -------
      Current Liabilities:
        Accounts payable                $  22,407   $  5,682  $  7,711  $       -  $  35,800
        Working capital
          Facility  borrowings                  -      8,400     5,466          -     13,866
        Current maturities of
            of long-term debt               1,184      8,702     2,000          -     11,886
        Accrued expenses and
          other current liabilities        63,895     10,267     1,052      2,464     77,678
        Due to affiliate                     (185)    (1,450)    2,069       (434)         -
        Unearned service
          contract revenue                 24,575          -         -          -     24,575
        Customer credit
          balances                         45,456     18,053     1,698          -     65,207
                                        ---------  ---------  --------  ---------  ---------
               Total current
                 liabilities              157,332     49,654    19,996      2,030    229,012
      Long-term debt                      314,148    142,375       563          -    457,086
      Other long-term
         liabilities                       12,110      2,307        40          -     14,457
      Partners' Capital:
        Equity Capital                    108,035    186,490     8,157    199,126    198,264
                                        ---------  ---------  --------  ---------  ---------

      Total liabilities and
        Partners' Capital               $ 591,625  $ 380,826  $ 28,756  $ 201,156  $ 898,819
                                        =========  =========  ========  =========  =========

           (1) The consolidated amounts include the necessary entries to eliminate the investment in Petro Holdings, Star Gas Propane and TG&E.

      The $10.7 million increase in expenses at TG&E was largely due to a $6.4 million provision to increase its allowance for bad debts (representing a $6.0 million increase over the prior year provision), $2.4 million of start up and organizational expenses and inclusion of a full year of general and administration expense. Since its acquisition, TG&E has struggled with customer credit deficiencies and problems collecting its receivables. TG&E currently has more than 50,000 terminated customers who collectively owe $15.5 million, virtually all of which is greater than 90 days old. This balance includes $5.3 million of accounts receivable that predated TG&E's acquisition by the Partnership. These pre-acquisition receivables were assigned no value and are not reflected on TG&E's books. Consequently, the gross amount of receivables from terminated accounts on the Company's books before bad debt reserves currently approximates $10 million.

      The Partnership has recently allocated substantial resources to a collection effort targeting these terminated accounts. Based on a sample group of accounts' preliminary collection results, the Partnership added $5.7 million to TG&E's bad debt provision for the year ended September 30, 2001. This brought the total bad debt reserve on terminated accounts to $6.0 million. Consequently, out of the roughly $15 million owed TG&E by terminated accounts, all but $4 million has been reserved. In addition, TG&E provided a $0.7 million bad debt provision against its active accounts receivable for the year ended September 30, 2001 bringing the total allowances to $0.9 million for active accounts at that time.

      In the course of 2001, TG&E has instituted entirely new credit policies including a detailed procedure to approve new accounts. Simultaneously, new information systems have been purchased and adopted to TG&E's needs. The new systems are currently being implemented at TG&E. As a result, TG&E believes its delinquency levels and bad debt experience will improve. Once the system enhancements are fully in place and all of TG&E's customers have gone through the new credit approval procedures, bad debt losses should approximate the experience of the Partnership's other two operating segments.

      TG&E incurred approximately $2.4 million of start up and organizational expenses involving compliance, legal and data processing costs, which were included in gerneral administrative expenses in 2001.

5)   Inventories

         The components of inventory were as follows:

         (in thousands)
                                        September 30, 2000    September 30, 2001
                                        ------------------    ------------------

     Propane gas                             $  6,323            $  9,546
     Propane appliances and equipment           2,313               3,635
     Fuel oil                                  14,263              12,403
     Fuel oil parts and equipment               7,374              12,332
     Natural gas                                4,134               3,214
                                             --------            --------
                                             $ 34,407            $ 41,130
                                             ========            ========

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

     The Partnership is an independent reseller of natural gas and electricity to residential homeowners in deregulated markets, through its 80% controlling interest in TG&E. In the markets in which TG&E operates, natural gas and electricity are available from wholesale natural gas producers and electricity generating companies. Substantially all purchases were from major US wholesalers, who transport the natural gas to the incumbent utility company for TG&E, through purchased or assigned capacity using existing pipelines. Additionally, all of TG&E's electricity was purchased from a major New York State wholesaler, who transports the electricity to the incumbent utility company, through scheduled deliveries using existing electric lines.

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

6)   Property, Plant and Equipment

     The components of property, plant and equipment and their estimated useful lives were as follows:

     (in thousands)

                                                   September 30, 2000        September 30, 2001     Estimated Useful Lives
                                                   ------------------        ------------------     ----------------------
     Land                                                  $ 10,688                  $ 17,872
     Buildings and leasehold improvements                    22,295                    32,662            4 - 30 years
     Fleet and other equipment                               39,600                    56,359            3 - 30 years
     Tanks and equipment                                    131,901                   165,275            8 - 30 years
     Furniture and fixtures                                  17,500                    30,265            5 - 12 years
                                                           --------                  --------
       Total                                                221,984                   302,433
     Less accumulated depreciation                           50,684                    67,062
                                                           --------                  --------
       Total                                               $171,300                  $235,371
                                                           ========                  ========

7)   Intangibles and Other Assets

     The components of intangibles and other assets were as follows at the indicated dates:

     (in thousands)

                                        September 30, 2000                                           September 30, 2001
                         ----------------------------------------------------   ---------------------------------------------------
                                     Heating                                               Heating
                          Propane       Oil       TG&E    Partners    Total     Propane      Oil       TG&E      Partners    Total
                          -------       ---       ----    --------    -----     -------      ---       ----      --------    -----

     Goodwill            $ 36,622   $150,807   $  6,629   $      -   $194,058   $ 35,223   $238,377   $ 10,036   $      -   $283,636
     Covenants not to
        compete             3,586      3,314          -          -      6,900      6,966      4,725          -          -     11,691
     Customer lists        41,272    102,759      6,077          -    150,108     59,475    174,594      2,670          -    236,739
     Deferred charges       3,546      3,300          -        161      7,007      4,244      7,990        170        231     12,635
                         --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
       Total intangibles   85,026    260,180     12,706        161    358,073    105,908    425,686     12,876        231    544,701
     Less accumulated
       amortization        22,290     24,430        361          3     47,084     28,320     44,841      2,198         12     75,371
                         --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
       Net intangibles     62,736    235,750     12,345        158    310,989     77,588    380,845     10,678        219    469,330
     Other assets             267        319      1,829          -      2,415        162        503      1,439          -      2,104
                         --------   --------   --------   --------   --------   --------   --------   --------   --------   --------

       Intangibles and
        other assets     $ 63,003   $236,069   $ 14,174   $    158   $313,404   $ 77,750   $381,348   $ 12,117   $    219   $471,434
                         ========   ========   ========   ========   ========   ========   ========   ========   ========   ========

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

     The table below summarizes the allocation by the Partnership of the excess of purchase price over book value related to the 1999 acquisition of Petro. The allocation of the purchase price was based on the results of an appraisal of property, plant and equipment, customer lists and the March 26, 1999 recorded values for tangible assets and liabilities as follows:

                                                                                               (in thousands)
     Consideration given for the exchange of Petro shares                                         $  20,822

     Fair market value of Petro's assets and liabilities as of March 26, 1999:
          Current assets                                                                           (107,102)
          Property, plant and equipment                                                             (40,109)
          Value of Petro's investment in the Partnership                                            (21,864)
          Current liabilities                                                                        78,792
          Long-term debt                                                                            276,568
          Deferred income taxes                                                                      12,000
          Other liabilities                                                                           7,251
          Preferred stock                                                                            12,978
          Junior preferred stock                                                                      1,459
                                                                                                  ---------
             Sub-total                                                                              219,973
                                                                                                  ---------

          Total value assigned to intangibles and other assets                                    $ 240,795
                                                                                                  =========

          Consisting of:  Customer lists                                                          $  94,000
                          Goodwill                                                                  146,080
                          Other assets                                                                  715
                                                                                                  ---------
                               Total                                                              $ 240,795
                                                                                                  =========

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

8)   Long-Term Debt and Bank Facility Borrowings

     Long-term debt consisted of the following at the indicated dates:

                                                                                   September 30,         September 30,
     (in thousands)                                                                    2000                  2001
                                                                                   -------------         -------------
     Propane Segment:
     8.04% First Mortgage Notes (a)                                                 $  85,000            $  83,077
     7.17% First Mortgage Notes (a)                                                    11,000               11,000
     8.70% First Mortgage Notes (a)                                                    27,500               27,500
     7.89% First Mortgage Notes (a)                                                         -               29,500
     Acquisition Facility Borrowings (b)                                                7,500                    -
     Working Capital Facility Borrowings (b)                                              800                8,400

     Heating Oil Segment:
     7.92% Senior Notes (c)                                                            90,000               90,000
     9.0% Senior Notes (d)                                                             61,779               57,170
     8.25% Senior Notes (e)                                                                 -              103,000
     10.25% Senior and Subordinated Notes (f)                                           4,137                2,000
     8.96% Senior Notes (g)                                                                 -               40,000
     Acquisition Facility Borrowings (h)                                               34,000               16,000
     Working Capital Facility Borrowings(h)                                            17,000                    -
     Acquisition Notes Payable (i)                                                      1,135                4,147
     Subordinated Debentures (j)                                                        3,015                3,015


     TG&E Segment:
     Working Capital Facility Borrowings (k)                                            6,600                5,466
     Acquisition Facility Borrowings (k)                                                1,400                2,000
     14.5% Junior Convertible Subordinated Notes Payable (l)                              463                  563
                                                                                    ---------            ---------
                                                                                      351,329              482,838
     Less current maturities                                                          (16,515)             (11,886)
     Less working capital facility borrowings                                         (24,400)             (13,866)
                                                                                    ---------            ---------
              Total                                                                 $ 310,414            $ 457,086
                                                                                    =========            =========

     (a) In December 1995, Star Gas Propane assumed $85.0 million of first mortgage notes (the "First Mortgage Notes") with an annual interest rate of 8.04% in connection with the initial Partnership formation. In January 1998, Star Gas Propane issued an additional $11.0 million of First Mortgage Notes with an annual interest rate of 7.17%. In March 2000, the Star Gas Propane segment issued $27.5 million of 8.70% First Mortgage Notes. In March 2001, the Star Gas segment issued $29.5 million of senior notes with an average annual interest rate of 7.89% per year. Obligations under the First Mortgage Note Agreements are secured, on an equal basis with Star Gas Propane's obligations under the Star Gas Propane Bank Credit Facilities, by a mortgage on substantially all of the real property and liens on substantially all of the operating facilities, equipment and other assets of Star Gas Propane. The First Mortgage Notes will require semiannual prepayments, without premium on the principal thereof, beginning on March 15, 2001 and have a final maturity of March 30, 2015. Interest on the Notes is payable semiannually in March and September. The First Mortgage Note Agreements contain various restrictive and affirmative covenants applicable to Star Gas Propane; the most restrictive of these covenants relate to the incurrence of additional indebtedness and restrictions on dividends, certain investments, guarantees, loans, sales of assets and other transactions.

     (b) The Star Gas Propane Bank Credit Facilities currently consist of a $25.0 million Acquisition Facility and a $18.0 million Working Capital Facility. At September 30, 2001, $8.4 million was borrowed under the Working Capital Facility. The agreement governing the Bank Credit Facilities contains covenants and default provisions generally similar to those contained in the First Mortgage Note Agreements. The Bank Credit Facilities bear interest at a rate based upon, at the Partnership's option, either the London Interbank Offered Rate plus a margin or a Base Rate (each as defined in the Bank Credit Facilities). The Partnership is required to pay a fee for unused commitments which amounted to $0.1 million in each of fiscal years ending September 30, 1999, through September 30, 2001. For fiscal 2000 and 2001, the weighted average interest rate on borrowings under these facilities was 8.68% and 8.0%, respectively. At September 30, 2001 the interest rate on the borrowings outstanding was 6.825%.

     The Working Capital Facility expires on June 30, 2003, but may be extended annually thereafter with the consent of the banks. Borrowings under the Acquisition Facility will revolve until September 30, 2002, after which time any outstanding loans thereunder, will amortize in quarterly principal payments with a final payment due on September 30, 2005. However, there must be no amount outstanding under the Working Capital Facility for at least 30 consecutive days during each fiscal year.

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

     (d) The Petro 9.0% Senior Secured Notes, which pay interest semiannually, were issued under agreements that are substantially identical to the agreements under which the $90.0 million of Senior Secured Notes were issued, including negative and affirmative covenants. The 9.0% Senior Notes are guaranteed by Star Gas Partners. The notes have various sinking fund payments of which the largest are $11.6 million due on October 1, 2001, and a final maturity payment of $45.3 million due on October 1, 2002. All such notes are redeemable at the option of the Partnership, in whole or in part upon payment of a premium as defined in the note agreement. The holders of these notes have the right to extend $30.0 million of the maturity due on October 1, 2002 for a one year period at an annual rate of 10.9%. In August 2001, the holders of these notes exercised their option to extend $15.0 million of the original maturities due on October 1, 2001 to October 1, 2002.

     (e) The Petro 8.25% Senior Notes which pay interest semiannually also were issued under agreements that are substantially identical to the agreement under which the $90.0 million and 9.0% Senior Notes were issued. These notes are also guaranteed by Star Gas Partners. The largest series has a maturity date of August 1, 2006 in the amount of $73.0 million. The remaining series are due in equal sinking fund payments due August 1, 2009 and ending on August 1, 2013.

     (f) The Petro 10.25% Senior and Subordinated Notes which pay interest quarterly also were issued under agreements that are substantially identical to the agreements under which the $90.0 million and the 9.0% Senior Notes were issued. These notes are also guaranteed by Star Gas Partners. Petro is required to make a final maturity payment of $2.0 million on January 15, 2002. No premium is payable in connection with these required payments. In connection with a one year extension exercised by the noteholders the interest rate increased to 14.1%.

     (g) The Petro 8.96% Senior Notes which pay interest semiannually, were issued under agreements that are substantially identical to the agreements under which the Partnership's other Senior Notes were issued. These notes are also guaranteed by Star Gas Partners. These notes were issued in three separate series. The largest series has annual sinking fund payments of $2.8 million due beginning November 1, 2004 and ending November 1, 2010. The other two series are due on November 1, 2004 and November 1, 2005.

     (h) The Petro Bank Facilities consist of three separate facilities; a $123 million working capital facility, a $20 million insurance letter of credit facility and a $50 million acquisition facility. At September 30, 2001 there was no outstanding borrowings under the working capital facility, $18.1 million of the insurance letter of credit facility was used, $16.0 million was outstanding under the acquisition facility, along with an additional $4.0 million outstanding from the acquisition facility in the form of letter of credits (see footnote i below). The working capital facility and letter of credit facility will expire on June 30, 2004. The acquisition facility will convert to a term loan on June 30, 2004 which will be payable in eight equal quarterly principal payments. Amounts borrowed under the working capital facility are subject to a requirement to maintain a zero balance for 45 consecutive days during the period from April 1 to September 30 of each year. In addition, each facility will bear an interest rate that is based on either the London Interbank Offer Rate or another base rate plus a set percentage. The bank facilities agreement contains covenants and default provisions generally similar to those contained in the note agreement for the senior secured notes. The Partnership is required to pay a commitment fee, which amounted to $0.5 million for both of the years ended September 30, 2000 and 2001. For the years ended September 30, 2000 and 2001, the weighted average interest rate for borrowings under these facilities was 8.15% and 8.46%, respectively. As of September 30, 2001, the interest rate on the borrowings outstanding was 5.87%

     (i) These Petro notes were issued in connection with the purchase of fuel oil dealers and other notes payable and are due in monthly and quarterly installments. Interest is at various rates ranging from 7% to 15% per annum, maturing at various dates through 2007. Approximately $4.0 million of letter of credits issued under the Petro Bank Acquisition Facility are issued to support these notes.

     (j) Petro also has outstanding $1.3 million of 10 1/8% Subordinated Debentures due 2003, $0.7 million of 9 3/8% Subordinated Notes due 2006 and $1.1 million of 12 1/4% Subordinated Notes due 2005. In October 1998, the indentures under which the 10 1/8%, 9 3/8% and 12 1/4% subordinated notes were issued were amended to eliminate substantially all of the covenants provided by the indentures.

     (k) The TG&E Bank Facilities currently consist of a $3.0 million Acquisition Facility and a $15.4 million Working Capital Facility and are secured by substantially all of the assets of TG&E. At September 30, 2001, $2.0 million and $5.5 million was borrowed under the Acquisition Facility and Working Capital Facility, respectively. These facilities are guaranteed by Star Gas Partners. The agreement covering the Bank Credit Facilities contains various restrictive and affirmative covenants and default provisions applicable to TG&E; the most restrictive of these covenants relate to the incurrence of additional indebtedness and restrictions on certain investments, guarantees, loans, sale of assets and other transactions. The Bank Credit Facilities bear interest at a rate based upon, at the Partnership's option, either the London Interbank Offered Rate plus a margin or a Base Rate (each as defined in the Bank Credit Facilities). The Partnership is required to pay a fee for unused commitments, which amounts to less than $0.1 million for fiscal 2000 and 2001. For fiscal 2001, the weighted average interest rate on borrowings under these facilities was 8.6%. At September 30, 2001 the interest rate on the borrowings outstanding was 5.67%.

     The Working Capital Facility will expire on March 30, 2002. The Acquisition Facility will revolve until March 30, 2002, after which time any outstanding loans thereunder; will be due as a single payment on September 30, 2002.

     (l) These TG&E notes were issued to the minority interest equity holders of TG&E and are due on December 31, 2005. These notes bear interest at a rate of 14.5% and are convertible, at the option of the holder, into common shares of TG&E at the rate of one share for each $23.333 in principal amount of the convertible notes.

     As of September 30, 2001, the Partnership was in compliance with all debt covenants. As of September 30, 2001, the maturities during fiscal years ending September 30 are set forth in the following table:

                                                         (in thousands)
                                         2002              $ 25,752
                                         2003                71,410
                                         2004                22,516
                                         2005                49,224
                                         2006               114,197
                                        Thereafter          199,739
                                                           --------
                                                           $482,838
                                                           ========

9)   Acquisitions

     In August 2001, the Partnership completed the purchase of Meenan Oil Co., Inc., believed to be the third largest home heating oil dealer in the United States; for $131.8 million. During fiscal 2001, the Partnership also purchased twelve other unaffiliated heating oil dealers for $52.2 million. In addition to these thirteen unaffiliated oil dealers, acquired during fiscal 2001, the Partnership also acquired nine unaffiliated retail propane dealers for $60.8 million.

     During fiscal 2000, the Partnership acquired nine unaffiliated retail heating oil dealers, five unaffiliated retail propane dealers and a 72.7% controlling interest in an electricity and natural gas reseller (see footnote 1). The aggregate consideration for these acquisitions accounted for by the purchase method of accounting was approximately $59.6 million.

     The following table indicates the allocation of the aggregate purchase price paid and the respective periods of amortization assigned for the 2000 and 2001 acquisitions.

     (in thousands)                               2000                   2001           Useful Lives
                                                --------               --------         ------------
     Land                                       $  1,794               $  7,002                     -
     Buildings                                       650                  8,816              30 years
     Furniture and equipment                         679                  2,236              10 years
     Fleet                                         4,103                 14,995            5-30 years
     Tanks and equipment                          16,049                 30,753            5-30 years
     Customer lists                               17,458                 84,976            6-15 years
     Restrictive covenants                         4,539                  4,742               5 years
     Goodwill                                     18,170                 84,401              25 years
     Minority interest                             1,578                      -                     -
     Working capital                              (5,396)                 6,911                     -
                                                --------               --------
         Total                                  $ 59,624               $244,832
                                                ========               ========

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

     (in thousands)

                                                                          Years Ended September 30,
                                                                   -------------------------------------
                                                                         2000                   2001
                                                                   -------------             -----------
     Sales                                                         $   1,187,261             $1,418,876
                                                                   =============             ==========

     Net income                                                    $      11,228             $   11,497
                                                                   =============             ==========

     General Partner's interest in net income                      $         161             $      164
                                                                   =============             ==========

     Limited Partners' interest in net income                      $      11,067             $   11,333
                                                                   =============             ==========

     Basic net income per limited partner unit                     $        0.42             $     0.43
                                                                   =============             ==========

     Diluted net income per limited partner unit                   $        0.41             $     0.42
                                                                   =============             ==========


10)  Employee Benefit Plans

     Propane Segment

     The propane segment has a 401(k) plan, which covers certain eligible non-union and union employees. Subject to IRS limitations, the 401(k) plan provides for each employee to contribute from 1.0% to 15.0% of compensation. The propane segment contributes to non-union participants a matching amount up to a maximum of 3.0% of compensation. Aggregate matching contributions made to the 401(k) plan during fiscal 1999, 2000 and 2001 were $0.3 million, $0.4 million and $0.4 million, respectively. For the fiscal years 1999, 2000 and 2001 the propane segment made monthly contributions on behalf of its union employees to union sponsored defined benefit plans of $0.4 million, $0.4 million and $0.5 million, respectively.

     Heating Oil Segment

     The heating oil segment has a 401(k) plan, which covers certain eligible non-union and union employees. Subject to IRS limitations, the 401(k) plan provides for each employee to contribute from 1.0% to 17.0% of compensation. The Partnership makes a 4% core contribution of a participant's compensation and matches 2/3 of each amount a participant contributes up to a maximum of 2.0% of a participant's compensation. The Partnership's aggregate contributions to the heating oil segment's 401(k) plan during fiscal 1999, 2000 and 2001 were $1.5 million, $2.7 million and $2.7 million, respectively.

     As a result of the Petro acquisition, the Partnership assumed Petro's pension liability. Effective December 31, 1996, the heating oil segment consolidated all of its defined contribution pension plans and froze the benefits for non-union personnel covered under defined benefit pension plans. In 1997, the heating oil segment froze the benefits of its New York City union defined benefit pension plan as a result of operation consolidations. Benefits under the frozen defined benefit plans were generally based on years of service and each employee's compensation. As part of the Meenan acquisition, the Partnership assumed the pension plan obligations and assets for Meenan's company sponsored plan. This plan will be frozen and merged into the Partnership's defined benefit pension for non-union personnel as of January 1, 2002. The Partnership's pension expense for all defined benefit plans during fiscal 1999, 2000 and 2001 were $0.2 million, $0.3 million and $0.2 million, respectively.

     The following tables provide a reconciliation of the changes in the heating oil segment's plan benefit obligations, fair value of assets, and a statement of the funded status at the indicated dates:

     (in thousands)                                                                Year Ended          Year Ended
                                                                                 September 30,        September 30,
     Reconciliation of Benefit Obligations                                            2000                 2001
     -------------------------------------                                       -------------        -------------
     Benefit obligations at beginning of year                                        $ 24,486             $ 24,021
     Service cost                                                                           -                   36
     Interest cost                                                                      1,778                1,720
     Actuarial loss                                                                       624                  694
     Benefit payments                                                                  (1,524)              (2,242)
     Settlements                                                                       (1,343)                   -
     Meenan's benefit obligations assumed                                                   -               32,914
                                                                                     --------             --------
     Benefit obligation at end of year                                               $ 24,021             $ 57,143
                                                                                     ========             ========

     Reconciliation of Fair Value of Plan Assets
     -------------------------------------------
     Fair value of plan assets at beginning of year                                  $ 21,069             $ 21,473
     Actual return on plan assets                                                       1,217               (1,079)
     Employer contributions                                                             2,054                2,090
     Benefit payments                                                                  (1,524)              (2,241)
     Settlements                                                                       (1,343)                   -
     Meenan's asset assumed                                                                 -               27,130
                                                                                     --------             --------
     Fair value of plan assets at end of year                                        $ 21,473             $ 47,373
                                                                                     ========             ========

     Funded Status
     -------------
     Benefit obligation                                                              $ 24,021             $ 57,143
     Fair value of plan assets                                                         21,473               47,373
     Amount included in comprehensive income                                                -               (4,149)
     Unrecognized net actuarial (gain) loss                                              (659)               4,025
                                                                                     --------             --------
     Prepaid (accrued) benefit cost                                                  $ (3,207)            $ (9,894)
                                                                                     ========             ========

     Components of Net Periodic Benefit Cost
     ---------------------------------------
     Service cost                                                                    $      -             $     36
     Interest cost                                                                      1,778                1,720
     Expected return on plan assets                                                     1,745                1,795
     Net amortization                                                                      87                  240
     Settlement loss                                                                      210                    -
                                                                                     --------             --------
     Net periodic benefit cost                                                       $    330             $    201
                                                                                     --------             --------

     Weighted-Average Assumptions Used in the Measurement of the
     -----------------------------------------------------------
     Partnership's Benefit Obligation as of the period indicated
     -----------------------------------------------------------
     Discount rate                                                                       7.50%                7.25%
     Expected return on plan assets                                                      8.50%                8.50%
     Rate of compensation increase                                                        N/A                  N/A

     In addition, the heating oil segment made contributions to union-administered pension plans of $1.1 million for fiscal 1999, $3.5 million for fiscal 2000 and $4.6 million for fiscal 2001.

     The Partnership recorded an additional minimum pension liability for underfunded plans of $4.1 million as of September 30, 2001, representing the excess of unfunded accumulated benefit obligations over plan assets. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed the related unrecognized prior service costs and net transition obligation, in which case the increase in liabilities is charged as a reduction of partner's capital of $4.1 million as of September 30, 2001.

11)  Income Taxes

     Income tax expense (benefit) was comprised of the following for the indicated periods:

          (in thousands)                    Years Ended September 30,
                                    ---------------------------------------
                                      1999            2000           2001
                                      ----            ----           ----
          Current:
             Federal                $      -        $      -       $      -
             State                       166             492          1,498
          Deferred                   (14,946)              -              -
                                    --------        --------       --------
                                    $(14,780)       $    492       $  1,498
                                    ========        ========       ========


     The sources of the deferred income tax expense (benefit) and the tax effects of each were as follows:

          (in thousands)                                                                  Years Ended September 30,
                                                                                         ---------------------------
                                                                                            2000               2001
                                                                                            ----               ----
          Excess of tax over book (book over tax) depreciation                            $  (619)           $    77
          Excess of (book over tax) amortization expense                                   (2,252)            (2,616)
          Excess of book over tax vacation expense                                           (172)               (98)
          Excess of tax over book restructuring expense                                       212                 68
          Excess of book over tax bad debt expense                                           (118)            (5,233)
          Excess of tax over book hedge accounting                                              -                782
          Excess of tax over book supplemental benefit expense                                262                200
          Excess of tax over book pension contribution                                        692                726
          Other, net                                                                           12                  -
          Utilization of (increase in) net operating loss carryforward                      2,054                  -
          Recognition of tax benefit of net operating loss to the extent
            of current and previous recognized temporary differences                            -             (1,862)
          Change in valuation allowance                                                       (71)             7,956
                                                                                          -------            -------
                                                                                          $     -            $     -
                                                                                          =======            =======

     The components of the net deferred taxes and the related valuation allowance for the years ended September 30, 2000 and September 30, 2001 using current rates are as follows:

                  (in thousands)                                                           Years Ended September 30,
                                                                                        -----------------------------
                  Deferred Tax Assets:                                                     2000                 2001
                  --------------------                                                     ----                 ----
          Net operating loss carryforwards                                               $ 26,471            $ 28,333
          Excess of book over tax vacation expense                                          1,929               2,027
          Excess of book over tax restructuring expense                                       322                 254
          Excess of book over tax bad debt expense                                            388               5,621
          Excess of book over tax supplemental benefit expense                                447                 247
          Other, net                                                                          309                 309
                                                                                         --------            --------
            Total deferred tax assets                                                      29,866              36,791
          Valuation allowance                                                             (16,377)            (24,333)
                                                                                         --------            --------
              Net deferred tax assets                                                    $ 13,489            $ 12,458
                                                                                         ========            ========

           Deferred Tax Liabilities:
           ------------------------
          Excess of tax over book depreciation                                           $  6,977            $  7,054
          Excess of tax over book amortization                                              4,762               2,146
          Excess of tax over book pension contribution                                      1,750               2,476
          Excess of tax over book hedge accounting                                              -                 782
                                                                                         --------            --------
            Total deferred tax liabilities                                               $ 13,489            $ 12,458
                                                                                         ========            ========

            Net deferred taxes                                                           $      -            $       -
                                                                                         ========            ========

     In order to fully realize the net deferred tax assets the Partnership's corporate subsidiaries will need to generate future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based upon the level of current taxable income and projections of future taxable income of the Partnership's corporate subsidiaries over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Partnership will realize the benefits of these deductible differences, net of existing valuation allowance at September 30, 2001. The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

     At September 30, 2001, the Partnership had net income tax loss carryforwards for Federal income tax reporting purposes of approximately $69 million of which approximately $18.6 million are limited in accordance with Federal income tax law. The losses are available to offset future Federal taxable income through 2021.

12)  Lease Commitments

     The Partnership has entered into certain operating leases for office space, trucks and other equipment.

     The future minimum rental commitments at September 30, 2001 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

       (in thousands)                           Heating Oil          Propane
                                                  Segment            Segment           TG&E                Total
                                                -----------        ----------         -------            ---------
       2002                                     $     5,888         $   1,751         $   119            $   7,758
       2003                                           6,163             1,464             107                7,734
       2004                                           5,619             1,177              18                6,814
       2005                                           4,196               524               -                4,720
       2006                                           3,455               305               -                3,760
       Thereafter                                    14,158               993               -               15,151
                                                -----------         ---------         -------            ---------
       Total minimum lease payments             $    39,479         $   6,214         $   244            $  45,937
                                                ===========         =========         =======            =========

     The Partnership's rent expense was $4.4 million, $8.0 million and $9.0 million in 1999, 2000 and 2001, respectively.

13)  Unit Grants

     In June 2000, the Partnership granted 552 thousand restricted senior subordinated units to senior management and outside directors. These units were granted under the Partnership's Employee and Director Incentive Unit Plans. One-fifth of the units immediately vested with the remaining units vesting annually in four equal installments if the Partnership achieves specified performance objectives for each of the respective fiscal years. The Partnership recognized $.6 million and $2.7 million of unit compensation expense for these units for the years ended September 30, 2000 and 2001, respectively.

     In September 2000, the Partnership granted 350 thousand unit appreciation rights and 87 thousand restricted senior subordinated units to Irik P. Sevin. The unit appreciation rights vest in four equal installments on January 31, 2001, December 1, 2001, December 1, 2002 and December 1, 2003. The exercise price for these unit appreciation rights is $8.625. Mr. Sevin will be entitled to receive payment in cash for these rights equal to the excess of the fair market value of a senior subordinated unit on the vesting date over the exercise price. The grant of restricted senior subordinated units will vest in four equal installments on December 1 of 2001 through 2004. Distributions on the restrictive units will accrue to the extent declared. The Partnership recognized $476 of unit compensation expense for the restricted senior subordinated units and $2,448 of compensation expense for the unit appreciation rights for the year ended September 30, 2001.

14)  Supplemental Disclosure of Cash Flow Information

           (in thousands)                                                Years Ended September 30,
                                                               ---------------------------------------------
                                                                 1999               2000              2001
                                                                 ----               ----              ----
           Cash paid during the period for:
             Income taxes                                      $    106           $  4,047          $  1,298
             Interest                                          $ 15,703           $ 28,912          $ 31,145

           Non-cash investing activities:
           Acquisitions:
             Net long-term assets                              $ (2,945)          $      -          $(12,526)
             Increase in assumed pension obligation            $      -           $      -          $  5,784
             Accrued expense                                   $      -           $      -          $  6,742
             Deferred income tax liability                     $  2,945           $      -          $      -
           Non-cash financing activities:
             Issuance of Common Units                          $  6,858           $      -          $      -
             Redemption of preferred stock                     $ (6,858)          $      -          $      -

15)  Commitments and Contingencies

     In the ordinary course of business, the Partnership is threatened with, or is named in, various lawsuits. The Partnership is not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on the Partnership.

16)  Related Party Transactions

     Prior to March 26, 1999, the Partnership was managed by the Star Gas Corporation, a wholly owned subsidiary of Petro. Pursuant to the Partnership Agreement that was in effect at the time, Star Gas Corporation was entitled to reimbursement for all direct and indirect expenses incurred or payments it made on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by Star Gas Corporation in connection with operating the Partnership's business. Indirect expenses were allocated to the Partnership on a basis consistent with the type of expense incurred. For example, services performed by employees of Star Gas Corporation on behalf of the Partnership were reimbursed on the basis of hours worked and rent expense was reimbursed on the proportion of the square footage leased by the Partnership. For the fiscal year ended September 30, 1999 (until the Star Gas / Petro Transaction resulting in Star Gas Corporation being replaced as the General Partner by Star Gas LLC), the Partnership reimbursed Star Gas Corporation and Petro $10.2 million, representing salary, payroll tax and other compensation paid to the employees of the Star Gas Corporation. In addition, the Partnership reimbursed Petro $0.4 million for the fiscal year ended September 30, 1999, relating to the Partnership's share of the costs incurred by Petro in conducting the operations of a certain shared branch location, which included managerial services.

17)  Subsequent Events

     Cash Distribution

     On October 26, 2001, the Partnership announced that it would pay cash distributions of $0.575 per unit on all units for the quarter ended September 30, 2001. The distributions were paid on November 14, 2001 to holders of record as of November 5, 2001. Additionally, as a result of the heating oil segment achieving certain financial test specified in the Partnership agreement - 303,000 Senior Subordinated Units were distributed proportionally to the Senior Subordinated, Junior Subordinated and General Partner Unitholders of record as of November 5, 2001. Holders of Senior Subordinated, Junior Subordinated and General Partner units received one additional Senior Subordinated unit for every 11.1807 Senior Subordinated, Junior Subordinated or General Partner unit held as of the November 5/th/ record date.

     Acquisitions

     On October 23, 2001, the Partnership completed the acquisition of certain assets of a retail propane distributor located in New York, with annual propane sales of approximately six million gallons.

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

     The estimated fair value of the Partnership's long-term debt is summarized as follows:

     (in thousands)           At September 30, 2000       At September 30, 2001
                            -----------------------     ------------------------
                             Carrying    Estimated      Carrying     Estimated
                             Amount      Fair Value      Amount      Fair Value
                             ------      ----------      ------      ----------
     Long-term debt         $326,929      $320,540      $468,972     $470,371

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

19)  Earnings Per Limited Partner Units

     (in thousands, except per unit data)                                                             September 30,
                                                                                       -----------------------------------------
                                                                                           1999           2000         2001
                                                                                           ----           ----         ----
     Income (loss) before cumulative effect of change in accounting
      Principle per Limited Partner unit:
        Basic                                                                          $  (2.53)       $    .07       $   (.30)
        Diluted                                                                        $  (2.53)       $    .07       $   (.30)

     Cumulative effect of change in accounting principle per
     Limited Partner unit:
        Basic                                                                                 -               -       $    .07
        Diluted                                                                               -               -       $    .07

     Net income (loss) per Limited Partner unit:
        Basic                                                                          $  (2.53)       $    .07       $   (.23)
        Diluted                                                                        $  (2.53)       $    .07       $   (.23)

     Basic Earnings Per Unit:
     -----------------------
     Net income (loss)                                                                 $(29,550)       $  1,353       $ (5,249)
     Less:  General Partner's interest in net income (loss)                                (587)             24            (75)
                                                                                       --------        --------       --------
      Limited Partner's interest in net income (loss)                                  $(28,963)       $  1,329       $ (5,174)
                                                                                       ========        ========       ========

     Common Units                                                                         8,830          15,438         19,406
     Senior Subordinated Units                                                            1,283           2,505          2,688
     Junior Subordinated Units                                                              179             345            345
     Subordinated Units                                                                   1,155               -              -
                                                                                       --------        --------       --------
      Weighted average number of Limited Partner units outstanding                       11,447          18,288         22,439
                                                                                       ========        ========       ========

     Basic earnings (losses) per unit                                                  $  (2.53)       $    .07       $   (.23)
                                                                                       ========        ========       ========

     Diluted Earnings Per Unit:
     -------------------------
     Effect of dilutive securities                                                     $      -        $      -       $      -
                                                                                       --------        --------       --------
      Limited Partner's interest in net income (loss)                                  $(28,963)       $  1,329       $ (5,174)
                                                                                       ========        ========       ========

     Effect of dilutive securities                                                            -               -              -
                                                                                       --------        --------       --------
      Weighted average number of Limited Partner units outstanding                       11,447          18,288         22,439
                                                                                       ========        ========       ========

     Diluted earnings (losses) per unit                                                $  (2.53)       $    .07       $   (.23)
                                                                                       ========        ========       ========

         Fiscal 2001 fully diluted per unit does not include 33 common units granted to Mr. Sevin in December 2001 as well as the 110 subordinated units that vested pursuant to the employee incentive plan in December 2001 and the 303 senior subordinated units distributed in November 2001 pursuant to the heating oil segment achieving certain financial test because the impact of these issuances are antidilutive.

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

     The results of operations for the year ended September 30, 1999, include Petro's results of operations from March 26, 1999. Since the heating oil division was acquired after the heating season, the results for the year ended September 30, 1999 include expected third and fourth fiscal quarter losses but do not include the profits from the heating season. Accordingly, results of operations for the year ended September 30, 1999 presented are not indicative of the results to be expected for full year. The TG&E acquisition was made on April 7, 2000. Accordingly, the results of operations for the year ended September 30, 2000 only include TG&E's results from April 7, 2000.


     (in thousands)                                                     Three Months Ended
                                         -------------------------------------------------------------------------
                                           December 31, 2000     March 31, 2001  June 30, 2001  September 30, 2001      Total
                                           -----------------     --------------  -------------  ------------------   -----------
     Sales                                 $ 323,504             $  470,447       $  166,052      $   125,970        $ 1,085,973
     Operating income (loss)                  25,186                 74,191          (23,629)         (46,501)            29,247
     Income (loss) before taxes,
       minority interest and
       cumulative effect of change
       in accounting principle                16,924                 65,037          (31,677)         (55,501)            (5,217)
     Net income (loss)                        17,674                 64,114          (31,791)         (55,246)            (5,249)
     Limited Partner interest in
       net income (loss)                      17,391                 63,150          (31,342)         (54,373)            (5,174)
     Net income (loss) per
       Limited Partner Unit Basic/(a)/     $    0.87             $     2.86       $    (1.38)     $     (2.18)       $     (0.23)
       Limited Partner Unit Diluted/(a)/   $    0.86             $     2.85       $    (1.38)     $     (2.18)       $     (0.23)

                                                                        Three Months Ended
                                             ------------------------------------------------------------------------
                                             December 31, 1999     March 31, 2000   June 30, 2000  September 30, 2000    Total
                                             -----------------     --------------   -------------  ------------------ ---------
       Sales                                       $ 186,886          $ 321,695       $ 130,163        $ 105,920      $ 744,664
       Operating income (loss)                        16,080             58,930         (15,448)         (30,650)        28,912
       Income (loss) before taxes
         and minority interest                         9,478             51,902         (22,197)         (37,589)         1,594
       Net income (loss)                               9,365             51,687         (21,991)         (37,708)         1,353
       Limited Partner interest in
         net income (loss)                             9,191             50,772         (21,617)         (37,017)         1,329
     Net income (loss) per
         Limited Partner Unit Basic
         and Diluted/(a)/                          $    0.53          $    2.80       $   (1.15)       $   (1.95)     $     .07

                                                                        Three Months Ended
                                         -----------------------------------------------------------------------------
                                         December 31, 1998    March 31, 1999       June 30, 1999    September 30, 1999    Total
                                         -----------------    ---------------    ----------------   ------------------- ---------
     Sales                                    $  30,237           $  52,101          $  79,092       $  62,590          $ 224,020
     Operating income (loss)                      3,523              14,753            (18,226)        (28,598)           (28,548)
     Income (loss) before taxes                   1,300              12,347            (23,575)        (34,402)           (44,330)
     Net income (loss)                            1,294              12,315            (18,213)        (24,946)           (29,550)
     Limited Partner interest in
          net income (loss)                       1,268              12,069            (17,849)        (24,451)           (28,963)
     Net income (loss) per
         Limited Partner Unit Basic
         and Diluted/(a)/                     $    0.20           $    1.75          $   (1.11)      $   (1.47)         $   (2.53)

     (a) The sum of the quarters do not add-up to the total due to the weighting of Limited Partner Units outstanding.

                                                                     Schedule II
                            Star Gas Partners, L.P.
                       VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended September 30, 1999, 2000 and 2001
                                 (in thousands)

                                                                            Additions
                                                                  ------------------------------------
                                                  Balance at
                                                Beginning of         Charged to     Other Changes           Balance at
     Year              Description                  Year          Costs & Expenses   Add(Deduct)           End of Year
     ----              -----------                  ----          ----------------   -----------           -----------
                                                                                      $ 1,437/(b)/
     1999    Allowance for doubtful accounts       $   252              $   371        (1,112)/(a)/          $   948
                                                   =======              =======       =======                =======

                                                                                      $ 5,330/(c)/
     2000    Allowance for doubtful accounts       $   948              $ 2,669        (6,991)/(a)/          $ 1,956
                                                   =======              =======       =======                =======

                                                                                      $ 2,203/(d)/
     2001    Allowance for doubtful accounts       $ 1,956              $10,624       $(3,419)/(a)/          $11,364
                                                   =======              =======       =======                =======

(a)  Bad debts written off (net of recoveries).
(b)  Amount acquired as part of the Petro acquisition.
(c)  Amount acquired as part of the TG&E acquisition.
(d)  Amount acquired as part of the Meenan and Midwest Bottle Gas acquisitions.