Form 10-Q
period 2001-12-31
STAR GAS PARTNERS LP
filed 2002-01-31
CIK 1002590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001
                                               -----------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                        Commission File Number: 33-98490
                                                --------

                             STAR GAS PARTNERS, L.P.
                             -----------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                                        06-1437793
----------------------------------------------------------------------          -------------------------------------------
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)

2187 Atlantic Street, Stamford, Connecticut                   06902
---------------------------------------------------------------------------------------------------------------------------
(Address of principal executive office)

(203) 328-7300
---------------------------------------------------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

---------------------------------------------------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes     X         No
                                                 -------          -------

Indicate the number of shares outstanding of each issuer's classes of common stock, as of January 25, 2002:

25,151,946    Common Units
 3,134,110    Senior Subordinated Units
   345,364    Junior Subordinated Units
   325,729    General Partner Units

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                                                          Page
                                                                                                                         ------

Part I    Financial Information

          Item 1 - Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets as of
                      September 30, 2001 and December 31, 2001                                                              3

                 Condensed Consolidated Statements of Operations for the
                      Three months ended December 31, 2000 and December 31, 2001                                            4

                 Condensed Consolidated Statements of Comprehensive Income for the
                      Three months ended December 31, 2000 and December 31, 2001                                            5

                 Condensed Consolidated Statement of Partners' Capital for the three months ended
                      December 31, 2001                                                                                     6

                 Condensed Consolidated Statements of Cash Flows for the three months ended
                      December 31, 2000 and December 31, 2001                                                               7

                 Notes to Condensed Consolidated Financial Statements                                                       8-14

          Item 2 - Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                                                 15-20

          Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                               20

Part II   Other Information:

          Item 6 - Exhibits and Reports on Form 8-K                                                                         20

          Signature                                                                                                         21

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                     September 30,        December 31,
                                                                                         2001                 2001
                                                                                     ------------        -------------
                                                                                                          (unaudited)
Assets
Current assets:

    Cash and cash equivalents                                                         $     17,228        $      22,719
    Receivables, net of allowance of $11,364 and $12,731, respectively                     104,973              129,206
    Inventories                                                                             41,130               52,638
    Prepaid expenses and other current assets                                               21,931               27,644
                                                                                      ------------        -------------
           Total current assets                                                            185,262              232,207
                                                                                      ------------        -------------

Property and equipment, net                                                                235,371              238,225
Long-term portion of accounts receivable                                                     6,752                7,324
Intangibles and other assets, net                                                          471,434              480,353
                                                                                      ------------        -------------
           Total assets                                                               $    898,819        $     958,109
                                                                                      ============        =============
Liabilities and Partners' Capital
Current liabilities:

    Accounts payable                                                                  $     35,800        $      41,467
    Working capital facility borrowings                                                     13,866               61,822
    Current maturities of long-term debt                                                    11,886               45,613
    Accrued expenses                                                                        77,678               72,623
    Unearned service contract revenue                                                       24,575               28,375
    Customer credit balances                                                                65,207               73,693
                                                                                      ------------        -------------
           Total current liabilities                                                       229,012              323,593
                                                                                      ------------        -------------

Long-term debt                                                                             457,086              422,327
Other long-term liabilities                                                                 14,457               14,682

Partners' Capital:
    Common unitholders                                                                     209,911              206,646
    Subordinated unitholders                                                                 2,772                9,728
    General partner                                                                         (2,220)              (2,268)
    Accumulated other comprehensive income                                                 (12,199)             (16,599)
                                                                                      ------------        -------------
           Total Partners' Capital                                                         198,264              197,507
                                                                                      ------------        -------------

           Total Liabilities and Partners' Capital                                    $    898,819        $     958,109
                                                                                      ============        =============

See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                      Three Months Ended December 31,
                                                                                    ------------------------------------
(in thousands, except per unit data)                                                      2000                 2001
                                                                                    -------------          -------------
Sales                                                                               $     323,504          $     286,223

Costs and expenses:
   Cost of sales                                                                          231,302                184,247
   Delivery and branch expenses                                                            49,334                 56,321
   Depreciation and amortization                                                            9,647                 14,503
   General and administrative expenses                                                      6,882                  8,185
   TG&E customer acquisition expense                                                          653                    221
   Unit compensation expense                                                                  500                    640
                                                                                    -------------          -------------
       Operating income                                                                    25,186                 22,106
Interest expense, net                                                                       8,117                 10,144
Amortization of debt issuance costs                                                           145                    312
                                                                                    -------------          -------------
       Income before income taxes and cumulative effect of
          change in accounting principle                                                   16,924                 11,650
Income tax expense                                                                            716                    147
                                                                                    -------------          -------------
       Income before cumulative change in accounting principle                             16,208                 11,503
Cumulative effect of change in accounting principle for
  adoption of SFAS No. 133, net of income taxes                                             1,466                      -
                                                                                    -------------          -------------

       Net income                                                                   $      17,674          $      11,503
                                                                                    =============          =============

       General Partner's interest in net income                                     $         283          $         139
                                                                                    -------------          -------------

Limited Partners' interest in net income                                            $      17,391          $      11,364
                                                                                    =============          =============

Net income per Limited Partner Unit:
   Basic                                                                            $        0.87          $        0.42
                                                                                    =============          =============
   Diluted                                                                          $        0.86          $        0.42
                                                                                    =============          =============


   Basic weighted average number of Limited Partner Units
     outstanding                                                                            20,073                26,760
                                                                                    ==============         =============
   Diluted number of Limited Partner Units                                                  20,186                26,988
                                                                                    ==============         =============

See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                                       Three Months Ended December 31,
                                                                      ---------------------------------
(in thousands)                                                             2000                2001
                                                                      -------------       -------------
Net income                                                            $      17,674       $      11,503

Other comprehensive loss
Installation, service and appliances
   Unrealized loss on derivative instruments                                 (6,305)             (9,065)
                                                                      -------------       -------------
Total sales

Comprehensive income                                                  $      11,369       $       2,438
                                                                      =============       =============


Reconciliation of Accumulated Other Comprehensive
  Income

Balance, beginning of period                                          $           -       $     (12,199)
   Cumulative effect of the adoption of SFAS No. 133                         10,544                   -
   Current period reclassification to earnings                                 (350)              4,665
   Current period other comprehensive loss                                   (6,305)             (9,065)
                                                                      -------------       -------------
Balance, end of period                                                $       3,889       $     (16,599)
                                                                      =============       =============

See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)

(in thousands, except per unit amounts)

                                               Number of Units                                                Other
                                      --------------------------------                                        Compre-      Total
                                               Senior  Junior General              Senior   Junior  General   hensive    Partners'
                                      Common   Sub.    Sub.   Partner    Common     Sub.     Sub.   Partner   Income      Capital
                                      -------- ------- ------ -------- ---------- --------- ------- --------- ---------- -----------
Balance as of September 30, 2001       23,394    2,717    345      326   $209,911   $3,483    $(711)  $(2,220)  $(12,199)  $198,264

Issuance of common units                   33                                 207                                               207
Issuance of senior subordinated                   303                                7,339                                    7,339
units
Net income

                                                                            9,979    1,238      147     139                  11,503
Other comprehensive loss, net                                                                                     (4,400)    (4,400)
Distributions:

  ($0.575 per unit)                                                     (13,451)  (1,569)      (199)   (187)                (15,406)
                                      -------- ------- ------ -------- ---------- --------- ------- --------- ---------- -----------
Balance as of December 31, 2001         23,427   3,020    345      326   $206,646   $10,491   $(763)  $(2,268)  $(16,599)   $197,507
                                      ======== ======= ====== ======== ========== ========= ======= ========= ========== ===========

See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

(in thousands)                                                                          Three Months Ended December 31,
                                                                                       --------------------------------
                                                                                         2000                     2001
                                                                                       ----------             ---------
Cash flows provided by (used in) operating activities:
Net income                                                                             $  17,674              $  11,503
Adjustments to reconcile net income to net cash provided by
 operating activities:
Depreciation and amortization                                                              9,647                 14,503
Amortization of debt issuance cost                                                           145                    312
Unit compensation expense                                                                    500                    640
Provision for losses on accounts receivable                                                1,337                  1,237
Gains on sales of fixed assets                                                               (11)                   (19)
Cumulative effect of change in accounting principle for the adoption of
 SFAS No. 133                                                                             (1,466)                     -
Changes in operating assets and liabilities:
     Increase in receivables                                                             (86,467)               (25,858)
     Increase in inventories                                                             (16,322)               (10,881)
     Increase in other assets                                                            (10,155)               (18,051)
     Increase in accounts payable                                                         33,726                  6,284
     (Decrease) increase in other current and long-term liabilities                       (6,067)                21,253
                                                                                       ----------             ---------
              Net cash provided by (used in) operating activities                        (57,459)                   923
                                                                                       ----------             ---------

Cash flows provided by (used in) investing activities:
Capital expenditures                                                                      (4,118)                (5,381)
Proceeds from sales of fixed assets                                                          127                  1,128
Acquisitions                                                                             (19,621)               (22,531)
                                                                                       ----------             ----------
              Net cash used in investing activities                                      (23,612)               (26,784)
                                                                                       ----------             ----------

Cash flows provided by (used in) financing activities:
Working capital facility borrowings                                                       79,190                 60,850
Working capital facility repayments                                                       (8,657)               (12,894)
Acquisition facility borrowings                                                           11,700                 28,650
Acquisition facility repayments                                                          (41,800)               (16,000)
Repayment of debt                                                                         (4,258)               (13,682)
Proceeds from issuance of debt                                                            40,292                      -
Distributions                                                                            (10,749)               (15,406)
Increase in deferred charges                                                                 (97)                  (120)
Proceeds from issuance of Common Units, net                                               23,364                      -
Other                                                                                       (539)                   (46)
                                                                                       ----------             ---------
              Net cash provided by financing activities                                    88,446                31,352
                                                                                       ---------              ---------

              Net increase in cash                                                         7,375                  5,491
Cash at beginning of period                                                               10,910                 17,228
                                                                                       ---------              ---------
Cash at end of period                                                                  $  18,285              $  22,719
                                                                                       =========              =========

See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)       Partnership Organization

         Star Gas Partners, L.P. ("Star Gas Partners" or the "Partnership") is a diversified home energy distributor and services provider, specializing in heating oil, propane, natural gas and electricity. Star Gas Partners is a Master Limited Partnership, which at December 31, 2001 had 23.4 million common limited partner units (trading symbol "SGU" representing a 86.4% limited partner interest in Star Gas Partners) and 3.0 million senior subordinated units (trading symbol "SGH" representing a 11.1% limited partner interest in Star Gas Partners), which are traded on the New York Stock Exchange. Additional interest in Star Gas Partners are comprised of 0.3 million junior subordinated units (representing a 1.3% limited partner interest in Star Gas Partners) and 0.3 million general partner units (representing a 1.2% general partner interest in Star Gas Partners).

         Operationally, the Partnership is organized as follows:

            . Petro Holdings, Inc. ("Petro" or the "heating oil segment"), is the nation's largest distributor of home heating oil and serves approximately 525,000 customers in the Northeast and Mid-Atlantic. Petro is an indirect wholly owned subsidiary of Star Gas Propane, L.P.

            . Star Gas Propane, L.P., ("Star Gas Propane" or the "propane segment") is a wholly owned subsidiary of the Partnership. Star Gas Propane markets and distributes propane gas and related products to more than 280,000 customers in the Midwest, Northeast, Florida and Georgia.

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

2)       Summary of Significant Accounting Policies

         Basis of Presentation
         The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P., and its subsidiaries. The Partnership consolidates 80% of TG&E's balance sheet. Revenue and expenses are also consolidated with the Partnership with a deduction for the net loss allocable to the minority interest, which amount has been limited based upon the equity of the minority interest. All material intercompany items and transactions have been eliminated in consolidation

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. The results of operations for the three month periods ended December 31, 2000 and December 31, 2001 are not necessarily indicative of the results to be expected for the full year.

         Inventories
         Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. At the dates indicated, the components of inventory were as follows:


                                                                 September 30, 2001           December 31, 2001
                                                                 ------------------           -----------------
                 (in thousands)
                 Propane gas                                         $    9,546                    $    11,489
                 Propane appliances and equipment                         3,635                          3,622
                 Fuel oil                                                12,403                         20,919
                 Fuel oil parts and equipment                            12,332                         12,241
                 Natural gas                                              3,214                          4,367
                                                                     ----------                    -----------
                                                                     $   41,130                    $    52,638
                                                                     ==========                    ===========

         Reclassifications
         Certain prior year amounts have been reclassified to conform with the current year presentations.

         Derivatives and Hedging

         The Partnership periodically hedges a portion of its home heating oil, propane and natural gas purchases through the use of futures, options, collars and swap agreements. The purpose of the hedges is to provide a measure of stability in the volatile market of home heating oil, propane and natural gas prices and to manage its exposure to commodity price risk under certain existing sales commitments. The Partnership also has derivative agreements that management has decided not to treat as hedge transactions for accounting purposes and as such, mark-to-market adjustments are recognized currently in earnings.

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

         For the three month period ended December 31, 2001, the Partnership recorded a net decrease to accumulated other comprehensive income of $4.4 million, principally representing an increase in the effective portion of cash flow hedges. In addition, the Partnership reclassified approximately $4.7 million of other comprehensive income into earnings in order to offset gains resulting from changes in the fair market value of fair value hedges.

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

2)       Summary of Significant Accounting Policies - (continued)

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

         As of December 31, 2001, the Partnership had unamortized goodwill in the amount of $267.9 million. The Partnership also had $211.8 million of unamortized identifiable intangible assets, of which $205.9 will be subject to the transition provisions of SFAS No. 141 and No. 142. Amortization expense related to goodwill was $1.9 million and $2.1 million for the three months ended December 31, 2000 and 2001, respectively. Because of the extensive effort needed to comply with adopting Statements No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Partnership's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of change in accounting principle.

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

         In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. The Partnership is required to adopt the provisions of SFAS No. 144, effective October 1, 2002 and has not yet determined the extent of its impact, if any.

3)       Segment Reporting

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

         The natural gas and electric reseller segment is primarily engaged in offering natural gas and electricity to residential consumers in deregulated energy markets. In deregulated energy markets, customers have a choice in selecting energy suppliers to power and / or heat their homes. As a result, a significant portion of this segment's revenue is directly related to weather conditions. TG&E operates in ten markets in the Northeast, Mid-Atlantic, Florida and the District of Columbia, where competition for energy suppliers range from independent resellers, like TG&E, to large public utilities. TG&E is currently instituting new credit policies and installing new information systems which hopefully will improve TG&E's credit deficiency and collection problems.

         The public master limited partnership segment includes the office of the Chief Executive Officer and has the responsibility for maintaining investor relations and investor reporting for the Partnership.

         The following are the statements of operations and balance sheets for each segment as of and for the periods indicated. There were no inter-segment sales.

(in thousands)                                                   Three Months Ended
                          -------------------------------------------------------------------------------------------------------
                                           December 31, 2000                                        December 31, 2001
                                             (unaudited)                                              (unaudited)
                          ---------------------------------------------------  --------------------------------------------------
                           Heating                                             Heating
Statements of Operations    Oil     Propane     TG&E      Partners    Consol.    Oil      Propane    TG&E     Partners    Consol.
------------------------  --------  --------   --------   --------   --------  --------  --------  --------   --------   --------
 Sales                    $232,063  $ 71,443   $ 19,998   $      -   $323,504  $222,403  $ 54,375  $  9,445   $      -   $286,223
 Cost of sales             172,036    41,391     17,875          -    231,302   150,369    25,614     8,264          -    184,247
 Delivery and branch        35,677    13,657          -          -     49,334    42,452    13,869         -          -     56,321
 Deprec.and
  amortization               6,273     3,133        239          2      9,647    10,247     3,903       351          2     14,503
 G & A expense               2,403     1,646      1,692      1,141      6,882     2,713     1,621     2,468      1,383      8,185
 TG&E customer
   acquisition expense           -         -        653          -        653         -         -       221          -        221
 Unit compensation               -         -          -        500        500         -         -         -        640        640
                          --------  --------   --------   --------   --------  --------  --------  --------   --------   --------
      Operating
        income (loss)       15,674    11,616       (461)    (1,643)    25,186    16,622     9,368    (1,859)    (2,025)    22,106
 Net interest expense
  (income)                   5,164     2,726        526       (299)     8,117     6,658     3,373       875       (762)    10,144
Amortization of debt
  issuance costs                 -        94         51          -          -       145       248        64          -        312
                          --------  --------   --------   --------   --------  --------  --------  --------   --------   --------
 Income (loss)
  before income taxes       10,416     8,839       (987)    (1,344)    16,924     9,716     5,931    (2,734)    (1,263)    11,650

Income tax expense             675        41          -          -        716       100        47         -          -        147
                          --------  --------   --------   --------   --------  --------  --------  --------   --------   --------
  Income (loss) before
   cumulative change in
   accounting principle      9,741     8,798       (987)    (1,344)    16,208     9,616     5,884    (2,734)    (1,263)    11,503
  Cumulative change in
   accounting principle      2,093      (229)      (398)         -      1,466         -         -         -          -          -
                          --------  --------   --------   --------   --------  --------  --------  --------   --------   --------
       Net income (loss)  $ 11,834  $  8,569   $ (1,385)  $ (1,344)  $ 17,674  $  9,616  $  5,884  $ (2,734)  $ (1,263)  $ 11,503
                          ========  ========   ========   ========   ========  ========  ========  ========   ========   ========
Capital expenditures      $  2,440  $  1,621   $     57   $      -   $  4,118  $  3,128  $  1,893  $    360   $      -   $  5,381
                          ========  ========   ========   ========   ========  ========  ========  ========   ========   ========

(in thousands)
                                              September 30, 2001                                    December 31, 2001
                                                                                                       (unaudited)
                            ---------------------------------------------------- ---------------------------------------------------
                             Heating                                       (1)    Heating                                      (1)
Balance Sheets                 Oil      Propane     TG&E     Partners    Consol.    Oil     Propane      TG&E    Partners    Consol.
--------------              ---------  ---------  --------- ---------  --------- --------- ---------  --------- ---------  ---------
Assets
Current assets:
  Cash and cash
    equivalents             $   7,181  $   3,655  $     102 $   6,290  $  17,228 $   8,664 $  13,973  $       - $      82  $  22,719
  Receivables, net             82,484     12,002     10,487         -    104,973   101,868    16,767     10,571         -    129,206
  Inventories                  24,735     13,181      3,214         -     41,130    33,160    15,111      4,367         -     52,638
  Prepaid expenses and
    other current assets       16,921      3,523      2,349         -     21,931    22,465     4,011      2,030         -     27,644
                            ---------  ---------  --------- ---------  --------- --------- ---------  --------- ---------  ---------
       Total current
         assets               131,321     32,361     16,152     6,290    185,262   166,157    49,862     16,968        82    232,207
Property and
  equipment, net               72,204    162,680        487         -    235,371    69,400   168,029        796         -    238,225
Long-term portion of
  accounts receivable           6,752          -          -         -      6,752     7,324         -          -         -      7,324
Investment in
  subsidiaries                      -    108,035          -   194,647          -         -   109,410          -   200,155          -
Intangibles and
  other assets, net           381,348     77,750     12,117       219    471,434   377,366    90,953     11,817       217    480,353
                            ---------  ---------  --------- ---------  --------- --------- ---------  --------- ---------  ---------
         Total assets       $ 591,625  $ 380,826  $  28,756 $ 201,156  $ 898,819 $ 620,247 $ 418,254  $  29,581 $ 200,454  $ 958,109
                            =========  =========  ========= =========  ========= ========= =========  ========= =========  =========

Liabilities and              Heating                                       (1)    Heating                                      (1)
Partners' Capital              Oil      Propane     TG&E     Partners    Consol.    Oil     Propane      TG&E    Partners    Consol.
-----------------           ---------  ---------  --------- ---------  --------- --------- ---------  --------- ---------  ---------
Current Liabilities:
  Accounts payable          $  22,407  $   5,682  $   7,711   $     -  $  35,800 $  27,813 $   6,766  $   6,888  $      -  $  41,467
  Working capital
    Facility borrowings             -      8,400      5,466         -     13,866    49,000     8,600      4,222         -     61,822
  Current maturities of
      of long-term debt         1,184      8,702      2,000         -     11,886    26,911    16,702      2,000         -     45,613
  Accrued expenses and
    other current
    liabilities                63,895     10,267      1,052     2,464     77,678    54,595    14,270      1,311     2,447     72,623

  Due to affiliate               (185)    (1,450)     2,069      (434)         -       930    (3,788)     3,220      (362)         -
  Unearned service
    contract revenue           24,575          -          -         -     24,575    28,375         -          -         -     28,375
  Customer credit
    balances                   45,456     18,053      1,698         -     65,207    52,167    16,113      5,413         -     73,693
                            ---------  ---------  --------- ---------  --------- --------- ---------  --------- ---------  ---------
         Total current
           liabilities        157,332     49,654     19,996     2,030    229,012   239,791    58,663     23,054     2,085    323,593
Long-term debt                314,148    142,375        563         -    457,086   258,739   163,025        563         -    422,327
Other long-term
   liabilities                 12,110      2,307         40         -     14,457    12,307     2,335         40         -     14,682
Partners' Capital:
  Equity Capital              108,035    186,490      8,157   199,126    198,264   109,410   194,231      5,924   198,369    197,507
                            ---------  ---------  --------- ---------  --------- --------- ---------  --------- ---------  ---------
Total liabilities and
  Partners' Capital         $ 591,625  $ 380,826  $  28,756 $ 201,156  $ 898,819 $ 620,247 $ 418,254  $  29,581 $ 200,454  $ 958,109
                            =========  =========  ========= =========  ========= ========= =========  ========= =========  =========

(1) The consolidated amounts include the necessary entries to eliminate the investment in Petro Holdings, Star Gas Propane and TG&E.

4)       Acquisitions

         During the three-month period ending December 31, 2001, the Partnership acquired one unaffiliated retail heating oil dealer and three unaffiliated retail propane dealers. The aggregate consideration for these acquisitions accounted for by the purchase method of accounting was approximately $22.5 million. Purchase prices have been allocated to the acquired assets and liabilities based on their respective fair market values on the dates of acquisition. The purchase prices in excess of the fair values of net assets acquired were classified as intangibles in the Condensed Consolidated Balance Sheets.

         The following table indicates the allocation of the aggregate purchase price paid for these acquisitions and the respective periods of amortization assigned:

             (in thousands)                                         Useful Lives
                                                                    ------------
             Land                              $        80          -
             Buildings                                 120          30 years
             Furniture & fixtures                      400          10 years
             Fleet                                   1,056          5 - 30 years
             Tanks and equipment                     4,216          5 - 30 years
             Customer lists                         11,144          7 - 15 years
             Restrictive covenants                      10          5 years
             Goodwill                                4,879          -
             Working capital                           626          -
                                               -----------
                                               $    22,531
                                               ===========
             Total

         Sales and net income have been included in the Condensed Consolidated Statements of Operations from the respective dates of acquisition. The following pro forma information presents the results of operations for the three months ending December 31, 2001 of the Partnership and the acquisitions previously described, as if the acquisitions had taken place on October 1, 2001.

             (in thousands, except per unit data)
             Sales                                                    $ 286,829
             Net income                                               $  11,571
             General Partner's interest in net income                 $     140
             Limited Partners' interest in net income                 $  11,431
             Basic net income per limited partner unit                $    0.43
             Diluted net income per limited partner unit              $    0.42

5)       Supplemental Disclosure of Cash Flow Information

             (in thousands)                      Three Months Ended December 31,
                                                 -------------------------------
                                                    2000                 2001
                                                 ----------          -----------
             Cash paid during the period for:

                  Income taxes                   $       16          $       349
                  Interest                       $   10,187          $     9,356

6)       Earnings Per Limited Partner Unit


                                                                 Three Months Ended December 31,
                                                                 -------------------------------
             (in thousands, except per unit data)                        (unaudited)
                                                                         -----------
                                                                   2000                2001
                                                                 -------             -------
Income  before cumulative effect of change in
  accounting principle per Limited Partner unit
  Basic                                                          $  0.80             $  0.42
  Diluted                                                        $  0.79             $  0.42

Cumulative effect of change in accounting principle per Limited Partner unit

  Basic                                                          $  0.07             $     -
  Diluted                                                        $  0.07             $     -

Net income per Limited Partner unit

  Basic                                                          $  0.87             $  0.42
  Diluted                                                        $  0.86             $  0.42

Basic Earnings Per Unit:
-----------------------
Net income                                                       $17,674             $11,503
Less:  General Partner's interest in net income                      283                 139
                                                                 -------             -------
  Limited Partners' interest in net income                       $17,391             $11,364
                                                                 =======             =======


Common Units                                                      17,052              23,395
Senior Subordinated Units                                          2,676               3,020
Junior Subordinated Units                                            345                 345
                                                                 -------             -------
  Weighted average number of Limited Partner units
     Outstanding                                                  20,073              26,760
                                                                 =======             =======
  Basic earnings per unit                                        $  0.87             $  0.42
                                                                 =======             =======

Diluted Earnings Per Unit:
                                                                                     -------
  Limited Partners' interest in net income                       $17,391             $11,364
                                                                 =======             =======

  Weighted average number of Limited Partner units
     outstanding                                                  20,073              26,760
  Senior  subordinated  units  anticipated  to be  issued
     under  employee incentive plan                                  113                 228
                                                                 -------             -------
    Diluted number of Limited Partner units                       20,186              26,988
                                                                 =======             =======
     Diluted earnings per unit                                   $  0.86             $  0.42
                                                                 =======             =======

7)       Subsequent Events

         Cash Distributions - On January 31, 2002, the Partnership announced that it would pay a cash distribution of $0.575 per unit on all units for the quarter ended December 31, 2001. The distribution will be paid on February 14, 2002, to unitholders of record on February 11, 2002.

         Equity Offering - On January 7, 2002, the Partnership sold 1.7 million Common Units (including the exercise of the over-allotment option) of limited partner interests in a publicly underwritten offering. The offering price was $21.10 per unit. A portion of the net proceeds of $34.2 million were used to repay $18.7 million of the propane operations' revolving acquisition line of credit. The remaining net proceeds will be used to fund acquisitions and growth capital expenditures. Pending such uses, the funds will be used to finance seasonal working capital requirements and for general partnership purposes.

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

The Partnership adopted SFAS No. 133 on October 1, 2000 and has since recorded its derivatives at fair market value. As a result, net income for the quarter ended December 31, 2000 was $1.2 million more than it would have been had the Standard not been adopted and net income for the quarter ended December 31, 2001 was $6.2 million more than it would have been had the Standard not been adopted. The effect of the Standard has no impact in how the Partnership evaluates its ability to make the minimum quarterly distribution.

THREE MONTHS ENDED DECEMBER 2001
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000
------------------------------------------------

Volume

For the three months ended December 31, 2001, retail volume of home heating oil and propane decreased 4.2 million gallons, or 2.4%, to 170.7 million gallons, as compared to 174.9 million gallons for the three months ended December 31, 2000. This decrease was due to a 4.5 million gallon decrease in the propane segment partially offset by a 0.3 million gallon increase in the heating oil segment. The impact of additional volume provided by acquisitions was offset by the impact of significantly warmer temperatures. Temperatures in the Partnership's areas of operations were an average of 29.1% warmer than in the prior year's comparable quarter and approximately 16% warmer than normal.

Sales

For the three months ended December 31, 2001, sales decreased $37.3 million, or 11.5%, to $286.2 million, as compared to $323.5 million for the three months ended December 31, 2000. This decrease was due to $9.7 million lower home heating oil sales, $17.1 million lower propane segment sales and a $10.6 million decrease in TG&E sales. Sales decreased largely as a result of lower selling prices and from a lesser extent due to the lower retail volume. Selling prices decreased versus the prior year's comparable period in response to lower supply costs. These decreases were partially offset in the heating oil segment by $7.2 million and by $1.1 million in the propane segment due to an increase in the sales of rationally related products including heating equipment installation and service and water softeners.

Cost of Sales

For the three months ended December 31, 2001, cost of sales decreased $47.1 million, or 20.3%, to $184.2 million, as compared to $231.3 million for the three months ended December 31, 2000. This decrease was due to $21.7 million of lower cost of sales at the home heating oil segment, $15.8 million lower propane segment cost of sales and a $9.6 million decrease in TG&E cost of sales. Cost of sales decreased due to the impact of lower supply cost and to a lesser extent as a result of lower retail volume sales. In addition, cost of sales decreased by $6.5 million due to the impact of SFAS No. 133. While selling prices and supply cost decreased on a per gallon basis for all three business segments, the decrease in selling prices was less than the decrease in supply costs (excluding the impact of SFAS No. 133), which resulted in an increase in per gallon margins.

Delivery and Branch Expenses

For the three months ended December 31, 2001, delivery and branch expenses increased $7.0 million, or 14.2%, to $56.3 million, as compared to $49.3 million for the three months ended December 31, 2000. This increase was due to an additional $6.8 million of delivery and branch expenses at the heating oil segment and a $0.2 million increase in delivery and branch expenses for the propane segment. Delivery and branch expenses increased both at the heating oil and propane segments due to additional operating cost associated with acquired companies and for the impact of inflation. The increase in delivery and branch expenses was mitigated due to the purchase of weather insurance that allowed the Partnership to record approximately $6.1 million of net weather insurance recoveries.

Depreciation and Amortization Expenses

For the three months ended December 31, 2001, depreciation and amortization expenses increased $4.9 million, or 50.3%, to $14.5 million, as compared to $9.6 million for the three months ended December 31, 2000. This increase was primarily due to additional depreciation and amortization related to heating oil and propane acquisitions.

General and Administrative Expenses

For the three months ended December 31, 2001, general and administrative expenses increased $1.3 million, or 18.9%, to $8.2 million, as compared to $6.9 million for the three months ended December 31, 2000. The increase was due to additional general and administration expenses for the acquisition of Meenan Oil Co., Inc. and other acquisitions as well as for increased compensation expense for TG&E staff additions.

TG&E Customer Acquisition Expense

For the three months ended December 31, 2001, TG&E customer acquisition expense decreased $0.4 million, or 66.2% to $0.2 million, as compared to $0.7 million for the three months ended December 31, 2000. This TG&E segment expense is for the cost of acquiring new accounts through the services of a third party direct marketing company.

Unit Compensation Expense

For the three months ended December 31, 2001, unit compensation expense increased $0.1 million, or 28.0%, to $0.6 million, as compared to $0.5 million for the three months ended December 31, 2000. This expense was incurred under the Partnership's Unit Incentive Plan pursuant to which certain employees were granted senior subordinated units as an incentive for increased efforts during employment and as an inducement to remain in the service of the Partnership.

Interest Expense, net

For the three months ended December 31, 2001, interest expense net increased $2.0 million, or 25.0%, to $10.1 million, as compared to $8.1 million for the three months ended December 31, 2000. This increase was due to additional interest expense for the financing of propane and heating oil acquisitions partially offset by lower interest expense for working capital borrowings.

Income Tax Expense

For the three months ended December 31, 2001, income tax expense decreased $0.6 million to $0.1 million, as compared to $0.7 million for the three months ended December 31, 2000. This decrease was due to lower state income taxes based upon the lower pretax earnings achieved for the three months ended December 31, 2001.

Cumulative Effect of Adoption of Accounting Principle

For the three months ended December 31, 2000, the Partnership recorded a $1.5 million increase in income arising from the adoption of SFAS No. 133.

Net Income

For the three months ended December 31, 2001, net income decreased $6.2 million, or 34.9%, to $11.5 million, as compared to $17.7 million for the three months ended December 31, 2000. The decrease was due to $2.2 million decrease in net income at the heating oil segment, a $2.7 million decrease in net income at the propane segment and $1.3 million increase in the net loss at TG&E. The reduction in the net income for these segments was due to the impact of the warmer weather, partially offset by a per gallon improvement in gross profit margins, net weather insurance recoveries and from net income generated by acquisitions.

Earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of fixed assets and before the impact of SFAS No. 133 (EBITDA)

For the three months ended December 31, 2001, earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of fixed assets and before the impact of SFAS No. 133 (EBITDA) decreased $5.0 million, or 13.8% to $31.3 million as compared to $36.3 million, for the three months ended December 31, 2000. This decrease was due to $2.6 million of less EBITDA generated by the heating oil segment, a $0.9 million decrease in the propane segment EBITDA and a $1.3 million decrease in the TG&E segment's EBITDA. The decrease in EBITDA was due to the impact of warmer temperatures, partially offset by higher per gallon gross profit margins, net weather insurance recoveries and EBITDA generated by acquisitions. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies.

Liquidity and Capital Resources

During the three months ended December 31, 2001, net cash was provided by $60.6 million in net working capital and acquisition facility borrowings, $1.1 million in proceeds from the sale of fixed assets, and $0.9 million from operating activities, totaling $62.6 million. Such funds were used for acquisitions of $22.5 million, distributions of $15.4 million, debt repayment of $13.7 million, capital expenditures of $5.4 million and other financing activities of $0.1 million. As a result of the above activity cash increased by $5.5 million to $22.7 million.

On January 7, 2002, the Partnership sold 1.7 million Common Units (including the exercise of the over-allotment option) of limited partner interests in a publicly underwritten offering. The offering price was $21.10 per unit. A portion of the net proceeds of $34.2 million were used to repay $18.7 million of the propane operations' revolving acquisition line of credit. The balance of the net proceeds will be used to fund acquisitions and for growth capital expenditures. Pending such uses, the funds will be used to finance seasonal working capital requirements and for general partnership purposes.

For the remainder of fiscal 2002, the Partnership anticipates paying interest of approximately $30 million and anticipates growth and maintenance capital additions of approximately $12 million. In addition, the Partnership plans to pay distributions on its units to the extent there is sufficient available cash in accordance with the partnership agreement. The Partnership also plans to pursue strategic acquisitions as part of its business strategy and to prudently fund such acquisitions through a combination of debt and equity. The Partnership's note and bank facility agreements contain various restrictive and affirmative covenants that could negatively impact the Partnership's availability to incur additional debt, pay distributions and cause certain debt to become currently payable, if such covenants are not complied with. Based on its current cash position, proceeds from the above mentioned common unit offering, bank credit availability and anticipated net cash to be generated from operating activities, the Partnership expects to be able to meet all of its obligations for the next twelve months.

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

As of December 31, 2001, the Partnership had unamortized goodwill in the amount of $267.9 million. The Partnership also had $211.8 million of unamortized identifiable intangible assets, of which $205.9 will be subject to the transition provisions of SFAS No. 141 and No. 142. Amortization expense related to goodwill was $1.9 million and $2.1 million for the three months ended December 31, 2000 and 2001, respectively. Because of the extensive effort needed to comply with adopting Statements No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Partnership's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of change in accounting principle.

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

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. The Partnership is required to adopt the provisions of SFAS No. 144, effective October 1, 2002 and has not yet determined the extent of its impact, if any.

Item. 3.        Quantitive and Qualitative Disclosures About Market Risk
                --------------------------------------------------------

The Partnership is exposed to interest rate risk primarily through its bank credit facilities. The Partnership utilizes these borrowings to meet its working capital needs and also to fund the short-term needs of its acquisition program.

At December 31, 2001, the Partnership had outstanding borrowings of approximately $92.5 million under its Bank Credit Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $0.9 million annually.

The Partnership also selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and future market price of home heating oil, propane and natural gas. The Partnership does not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Partnership would pay for the product being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at December 31, 2001, the potential gain on the Partnership's hedging activity would be to increase the fair market value of these outstanding derivatives by $1.9 million to a fair market value of a negative $5.2 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $1.9 million to a fair market value of negative $9.0 million.

                            PART II OTHER INFORMATION
                            -------------------------

Item 6.         Exhibits and Reports on Form 8-K
                --------------------------------

(a)      Exhibits Included Within:
         -------------------------

         None

(b)      Reports on Form 8-K:
         -------------------------

         None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.
By:      Star Gas LLC (General Partner)



    Signature                          Title                          Date
    ---------                          -----                          ----

/s/ Ami Trauber                 Chief Financial Officer         January 31, 2002
    --------------------------
    Ami Trauber                 Star Gas LLC
                                (Principal Financial Officer)

/s/ James J. Bottiglieri        Vice President                  January 31, 2002
    --------------------------
    James J. Bottiglieri        Star Gas LLC