Form 10-Q
period 2002-03-31
STAR GAS PARTNERS LP
filed 2002-04-30
CIK 1002590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission File Number: 33-98490
                                                --------

                             STAR GAS PARTNERS, L.P.
                             -----------------------
             (Exact name of registrant as specified in its charter)


Delaware                                            06-1437793
--------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)


2187 Atlantic Street, Stamford, Connecticut                   06902
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
Indicate the number of shares outstanding of each issuer's classes of common stock, as of April 23, 2002:

    25,151,946    Common Units
     3,134,110    Senior Subordinated Units
       345,364    Junior Subordinated Units
       325,729    General Partner Units

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

Part I   Financial Information                                           Page

         Item 1 - Condensed Consolidated Financial Statements
                    Condensed Consolidated Balance Sheets as of
                    September 30, 2001 and March 31, 2002                  3

                  Condensed Consolidated Statements of Operations
                    for the Three months ended March 31, 2001
                    and March 31, 2002 and for the
                    Six months ended March 31, 2001 and March 31, 2002     4

                  Condensed Consolidated Statements of Comprehensive
                    Income for the Three months ended March 31, 2001
                    and March 31, 2002 and for the
                    Six months ended March 31, 2001 and March 31, 2002     5

                  Condensed Consolidated Statement of Partners'
                    Capital for the six months ended March 31, 2002        6

                  Condensed Consolidated Statements of Cash Flows
                    for the six months ended March 31, 2001
                    and March 31, 2002                                     7

                  Notes to Condensed Consolidated Financial Statements     8-15

         Item 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    16-21

         Item 3 - Quantitative and Qualitative Disclosures About
                    Market Risk                                            22

Part II  Other Information:

         Item 6 - Exhibits and Reports on Form 8-K                         22

         Signatures                                                        23

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                 September 30,       March 31,
                                                     2001              2002
                                              -----------------   --------------
                                                                   (unaudited)
Assets
Current assets
Cash and equivalents                             $   17,228       $   38,243
Receivables, net of allowance of
    $11,364 and $8,465, respectively                104,973          141,899
Inventories                                          41,130           36,607
Prepaid expenses and other current assets            21,931           23,417
                                               ------------     ------------
       Total current assets                         185,262          240,166
                                               ------------     ------------

Property and equipment, net                         235,371          240,469
Long-term portion of accounts receivable              6,752            6,672
Intangibles and other                               471,434          481,918
                                                 ----------       ----------
           Total assets                          $  898,819       $  969,225
                                                 ==========       ==========

Liabilities and Partners' Capital
Current liabilities
    Accounts payable                             $   35,800       $   34,783
    Working capital facility borrowings              13,866           35,222
    Current maturities of long-term debt             11,886           39,265
    Accrued expenses                                 77,678           63,571
    Unearned service contract revenue                24,575           25,500
    Customer credit balances                         65,207           46,159
                                                 ----------       ----------
           Total current liabilities                229,012          244,500
                                                 ----------       ----------

Long-term debt                                      457,086          422,859
Other                                                14,457           14,332

Partners' Capital

    Common unitholders                              209,911          278,745
    Subordinated unitholders                          2,772           14,462
    General partner                                  (2,220)          (1,774)
    Accumulated other comprehensive
        income (loss)                               (12,199)          (3,899)
                                                 ----------       ----------
           Total Partners' Capital                  198,264          287,534
                                                 ----------       ----------

           Total Liabilities and
                Partners' Capital                $  898,819       $  969,225
                                                 ==========       ==========


See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Three Months Ended March 31,               Six Months Ended March 31,
                                                    ----------------------------------------   -------------------------------------
(in thousands, except per unit data)                        2001                 2002                 2001             2002
                                                    ------------------   -------------------   ----------------   ------------------

Sales                                                 $     470,447        $     411,285         $     793,951     $     697,508

Costs and expenses:
    Cost of sales                                           317,970              251,982               549,272           436,229
    Delivery and branch expenses                             57,839               67,589               107,173           123,910
    Depreciation and amortization                            10,372               14,509                20,019            29,012
    General and administrative expenses                       8,638                9,167                15,520            17,352
    TG&E customer acquisition expense                           718                  185                 1,371               406
    Unit compensation expense                                   719                 (475)                1,219               165
                                                      -------------        --------------        -------------     -------------
       Operating income                                      74,191               68,328                99,377            90,434
Interest expense, net                                         9,003                9,757                17,120            19,901
Amortization of debt issuance costs                             151                  307                   296               619
                                                      -------------        -------------         -------------     -------------
        Income before income taxes and
        cumulative effect of change in
        accounting principle                                 65,037               58,264                81,961            69,914
Income tax expense (benefit)                                    923               (1,952)                1,639            (1,805)
                                                      -------------        -------------         -------------     -------------
        Income before cumulative change in
        accounting principle                                 64,114               60,216                80,322            71,719
Cumulative effect of change in accounting
    principle for adoption of SFAS No. 133,
    net of income taxes                                           -                    -                 1,466                 -
                                                      -------------        -------------         -------------     -------------

       Net income                                     $      64,114        $      60,216         $      81,788     $      71,719
                                                      =============        =============         =============     =============

        General Partner's interest in net
        income                                        $         964        $         681         $       1,247     $         820
                                                      -------------        -------------         -------------     -------------

Limited Partners' interest in net income              $      63,150        $      59,535         $      80,541     $      70,899
                                                      =============        =============         =============     =============

Net income per Limited Partner Unit:
    Basic                                             $        2.86        $        2.09         $        3.83     $        2.57
                                                      =============        =============         =============     =============
    Diluted                                           $        2.85        $        2.09         $        3.81     $        2.56
                                                      =============        =============         =============     =============


    Basic weighted average number of
      Limited Partner Units outstanding                      22,063               28,506                21,022            27,623
                                                      =============        =============         =============     =============
    Diluted weighted average number of
      Limited Partner Units                                  22,176               28,506                21,135            27,686
                                                      =============        =============         =============     =============






See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                                 Three Months Ended March 31,        Six Months Ended March 31,
                                                            ---------------------------------     -------------------------------
  (in thousands)                                                  2001              2002              2001              2002
                                                            --------------    ---------------     -------------   ---------------



  Net income                                                  $      64,114     $      60,216     $      81,788    $      71,719

  Other comprehensive income (loss)
    Unrealized gain (loss) on derivative instruments                 (1,803)              725            (8,108)          (8,340)
                                                              --------------    -------------     --------------   -------------
  Comprehensive income                                        $      62,311     $      60,941     $      73,680    $      63,379
                                                              =============     =============     =============    =============


  Reconciliation of Accumulated Other Comprehensive
    Income (loss)

  Balance, beginning of period                                $       3,889     $     (16,599)    $           -    $     (12,199)
     Cumulative effect of the adoption of SFAS No. 133                    -                 -            10,544                -
     Current period reclassification to earnings                     (1,927)           11,975            (2,277)          16,640
     Current period other comprehensive income (loss)                (1,803)              725            (8,108)          (8,340)
                                                              --------------    -------------     --------------   --------------
  Balance, end of period                                      $         159     $      (3,899)    $         159    $      (3,899)
                                                              ==============    ==============    ==============   ==============





See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)

(in thousands, except per unit amounts)

                                      Number of Units
                           ---------------------------------------                                              Other        Total
                                      Senior    Junior   General               Senior    Junior    General  Comprehensive  Partners'
                           Common      Sub.      Sub.    Partner    Common      Sub.      Sub.     Partner      Income      Capital
                           ------      ----      ----    -------    ------      ----      ----     -------      ------      -------
Balance as of
 September 30, 2001      23,394        2,717      345       326    $209,911  $  3,483   $ (711)  $ (2,220)    $(12,199)    $198,264

Issuance of units:
  Common                  1,758                                      34,483                                                  34,483
  Senior subordinated                    417                                    6,824                                         6,824

Net income                                                           62,264     7,765      870        820                    71,719
Other comprehensive
  income, net                                                                                                    8,300        8,300
Distributions:
  ($1.150 per unit)                                                 (27,913)   (3,371)    (398)      (374)                  (32,056)
                        -------      -------   ------  --------    --------  --------   ------   --------     --------     --------
Balance as
  of March 31, 2002      25,152        3,134      345       326    $278,745  $ 14,701   $ (239)  $ (1,774)    $ (3,899)    $287,534
                        =======      =======   ======  ========    ========  ========   ======   ========     ========     ========
















See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

(in thousands)                                                                             Six Months Ended March 31,
                                                                                  ----------------------------------------
                                                                                         2001                   2002
                                                                                  --------------------  ------------------
Cash flows provided by (used in) operating activities:

Net income                                                                             $  81,788             $  71,719
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
Depreciation and amortization                                                             20,019                29,012
Amortization of debt issuance cost                                                           296                   619
Unit compensation expense                                                                  1,219                   165
Provision for losses on accounts receivable                                                3,747                 2,861
(Gains) loss on sales of fixed assets                                                        (42)                   59
Cumulative effect of change in accounting principle for the adoption of
 SFAS No. 133                                                                             (1,466)                    -
Changes in operating assets and liabilities:
     Increase in receivables                                                            (132,641)              (39,087)
     Decrease in inventories                                                              12,594                 5,381
     Decrease (increase) in other assets                                                     727                  (380)
     Increase in accounts payable                                                          9,137                   702
     Decrease in other current and long-term liabilities                                 (23,656)              (20,426)
                                                                                       ---------             ---------
              Net cash provided by (used in) operating activities                        (28,278)               50,625
                                                                                       ---------             ---------

Cash flows provided by (used in) investing activities:

Capital expenditures                                                                      (7,065)               (8,180)
Proceeds from sales of fixed assets                                                          207                 1,290
Acquisitions                                                                             (70,210)              (38,566)
                                                                                       ----------            ----------
              Net cash used in investing activities                                      (77,068)              (45,456)
                                                                                       ----------            ----------

Cash flows provided by (used in) financing activities:

Working capital facility borrowings                                                      120,850                70,850
Working capital facility repayments                                                      (86,297)              (49,494)
Acquisition facility borrowings                                                           31,700                55,150
Acquisition facility repayments                                                          (51,600)              (44,650)
Repayment of debt                                                                         (6,834)              (17,348)
Proceeds from issuance of debt                                                            69,647                     -
Distributions                                                                            (24,032)              (32,056)
Increase in deferred charges                                                                (415)                 (812)
Proceeds from issuance of Common Units, net                                               59,314                34,236
Other                                                                                       (989)                  (30)
                                                                                       ---------             ---------
              Net cash provided by financing activities                                  111,344                15,846
                                                                                       ---------             ---------

              Net increase in cash                                                         5,998                21,015
Cash at beginning of period                                                               10,910                17,228
                                                                                       ---------             ---------
Cash at end of period                                                                  $  16,908             $  38,243
                                                                                       =========             =========







See accompanying notes to condensed consolidated financial statements.

                    STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)   Partnership Organization

     Star Gas Partners, L.P. ("Star Gas Partners" or the "Partnership") is a diversified home energy distributor and services provider, specializing in heating oil, propane, natural gas and electricity. Star Gas Partners is a Master Limited Partnership, which at March 31, 2002 had outstanding 25.2 million common limited partner units (trading symbol "SGU" representing a 86.9% limited partner interest in Star Gas Partners) and 3.1 million senior subordinated units (trading symbol "SGH" representing a 10.8% limited partner interest in Star Gas Partners), which are traded on the New York Stock Exchange. Additional interest in Star Gas Partners are comprised of
     0.3 million junior subordinated units (representing a 1.2% limited partner interest in Star Gas Partners) and 0.3 million general partner units (representing a 1.1% general partner interest in Star Gas Partners).

     Operationally, the Partnership is organized as follows:

          o Petro Holdings, Inc. ("Petro" or the "heating oil segment"), is the nation's largest retail distributor of home heating oil and serves approximately 515,000 customers in the Northeast and Mid-Atlantic. Petro is an indirect wholly owned subsidiary of Star Gas Propane, L.P.

          o Star Gas Propane, L.P., ("Star Gas Propane" or the "propane segment") is a wholly owned subsidiary of the Partnership. Star Gas Propane markets and distributes propane gas and related products to more than 280,000 customers in the Midwest, Northeast, Florida and Georgia.

          o Total Gas and Electric ("TG&E" or the "natural gas and electric reseller segment") is an energy reseller that markets natural gas and electricity to residential households in deregulated energy markets in the states of New York, New Jersey, Florida, Maryland and the District of Columbia and serves approximately 50,000 residential customers. TG&E is an 80% owned subsidiary of the Partnership.

          o Star Gas Partners includes the office of the Chief Executive Officer and in addition has the responsibility for maintaining investor relations and investor reporting for the Partnership.

2)   Summary of Significant Accounting Policies

     Basis of Presentation

     The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P., and its subsidiaries. TG&E's revenue and expenses are also consolidated with the Partnership with a deduction for the net loss allocable to the minority interest, which amount has been limited based upon the equity of the minority interest. All material intercompany items and transactions have been eliminated in consolidation.

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. The results of operations for the three and six month periods ended March 31, 2001 and March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

     Inventories

     Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. At the dates indicated, the components of inventory were as follows:

                                            September 30, 2001   March 31, 2002
                                            ------------------   --------------
              (in thousands)
              Propane gas                        $ 9,546            $ 5,288
              Propane appliances and equipment     3,635              4,032
              Fuel oil                            12,403             13,002
              Fuel oil parts and equipment        12,332             12,255
              Natural gas                          3,214              2,030
                                                 -------            -------
                                                 $41,130            $36,607
                                                 =======            =======
     Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentations.

     TG&E Valuation Allowance on Terminated Accounts

     Since the acquisition of TG&E, the Partnership has encountered customer credit deficiencies and problems with collecting TG&E receivables. At September 30, 2001, TG&E had more than 50,000 terminated customers who collectively owed $15.5 million, virtually all of which were greater than 90 days old. The September 30, 2001 balance included $5.3 million of accounts receivable that predated TG&E's acquisition by the Partnership, which were assigned no value and were not reflected in the financial statements. At September 30, 2001, the gross amount of receivables from terminated accounts on the Partnership's books (before bad debt reserves) was approximately $10.0 million, against which the Partnership has a bad debt reserve of $6.0 million. Consequently, out of approximately $15.0 million owed TG&E by terminated accounts all but $4.0 million has been reserved.

     During fiscal 2002, TG&E implemented the personnel and systems necessary to proceed with a collection effort targeting these terminated accounts during fiscal 2002. This effort included reconstructing account history and implementing software enhancements that will allow TG&E to fully pursue the collection of these terminated accounts during the third fiscal quarter. Based upon preliminary collection information and results obtained to date, the reserve established at September 30, 2001 appears appropriate in light of the circumstances and will continue to be reviewed as we obtain further information.

     Derivatives and Hedging

     The Partnership periodically hedges a portion of its home heating oil, propane and natural gas purchases through the use of futures, options, collars and swap agreements. The purpose of the hedges is to provide a measure of stability in the volatile market of home heating oil, propane and natural gas prices and to manage its exposure to commodity price risk under certain existing sales commitments. The Partnership also has derivative agreements that management has decided not to designate as hedge transactions for accounting purposes and as such, mark-to-market adjustments are recognized currently in earnings.

     The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge, and if so, the type of hedge. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. All of the Partnership's derivative instruments entered into for the purchase of heating oil, propane and natural gas to be sold to price plan customers are designated as cash flow hedges. For derivatives recognized as fair value hedges, changes in fair value are recognized in the statement of operations and are offset by related changes in fair value of the hedged item. Substantially all of the derivative instruments entered into in order to mitigate the price exposure for firm commitments relating to the purchase of heating oil, propane and natural gas to be sold to price plan customers are designated as fair value hedges. Changes in the fair value of derivative instruments, which are not designated as hedges or which do not qualify for hedge accounting are recognized currently in earnings.

     For the three months ended March 31, 2002, the increase in accumulated other comprehensive income is principally attributable to the reclassification to current period income of accumulated losses on cash flow hedges that settled during the period. For the six month period ended March 31, 2002, the increase is attributable to those same reclassifications of accumulated losses on cash flow hedges that settled during the period offset in part by the increase in the effective portion of certain cash flow hedges from the first fiscal quarter.

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

     The Partnership adopted the provisions of Statement No. 141 effective July 1, 2001 and Statement No. 142 is required to be adopted effective October 1, 2002. Futhermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase method business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142.

     Statement No. 141 will require upon adoption of Statement No. 142, that the Partnership evaluate its existing intangible assets and goodwill that were acquired in a prior purchase method business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, the Partnership will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Partnership will be required to test the intangible asset for impairment in accordance with the provisions of Statement No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of change in accounting principle in the first interim period.

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

     As of March 31, 2002, the Partnership had unamortized goodwill in the amount of $275.9 million. The Partnership also has $199.3 million of unamortized identifiable intangible assets, which will be subject to the transition provisions of Statements No. 141 and No. 142. Amortization expense related to goodwill was $3.9 million and $4.1 million for the six months ended March 31, 2001 and 2002, respectively. Since July 1, 2001, the Partnership's adoption date of Statement No. 141, the Partnership acquired $79.4 million of goodwill subject to this Statement. As a result, these assets were not amortized by $0.8 million and $1.5 million, for the three and six months ended March 31, 2002, respectively. Because of the extensive effort needed to comply with adopting Statements No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Partnership's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of change in accounting principle.

     In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). Statement No. 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred. Statement No. 143 also requires recording a corresponding asset, and to depreciate that amount over the life of the asset. The liability is then increased at the end of each period to reflect the passage of time and changes in the initial fair value measurement. The Partnership is required to adopt the provisions of Statement No. 143, effective October 1, 2002 and has not yet determined the extent of its impact, if any.

     In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. The Partnership is required to adopt the provisions of Statement No. 144, effective October 1, 2002 and has not yet determined the extent of its impact, if any.

3)   Interest Rate Swaps

     Effective March 26, 2002, the heating oil segment entered into two interest rate swap agreements ("Swap Agreement") with Bank of America and JP Morgan, related to the semi-annual interest payments due on the $73.0 million fixed rate Senior Note due 2006 ("Senior Note"). The Swap Agreements, which expire August 1, 2006, require both the Bank of America and JP Morgan to each pay an amount based on the stated fixed interest rate (annual rate 8.05%) pursuant to the Senior Notes for an aggregate $2.9 million due every six months on August 1 and February 1. In exchange, the heating oil segment is required to make semi-annual floating interest rate payments on the 1st of August and February based on an annual interest rate equal to the 6 month LIBOR interest rate plus 2.83% applied to the same notional amount of $73.0 million.

4)   Segment Reporting

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has four reportable segments: a retail distributor of heating oil, a retail distributor of propane, a reseller of natural gas and electricity and the public master limited partnership, Star Gas Partners. Management has chosen to organize the enterprise under these four segments in order to leverage the expertise it has in each industry, allow each segment to continue to strengthen its core competencies and provide a clear means for evaluation of operating results.

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

     The natural gas and electric reseller segment is primarily engaged in offering natural gas and electricity to residential consumers in deregulated energy markets. In deregulated energy markets, customers have a choice in selecting energy suppliers to power and / or heat their homes. As a result, a significant portion of this segment's revenue is directly related to weather conditions. TG&E operates in ten markets in the Northeast, Mid-Atlantic, Florida and the District of Columbia, where competitors range from independent resellers, like TG&E, to large public utilities. TG&E has been instituting new credit policies and installing new information systems, which are designed to improve TG&E's credit approval process deficiency and collection problems.

     The public master limited partnership segment includes the office of the Chief Executive Officer and has the responsibility for maintaining investor relations and investor reporting for the Partnership.

     The following are the statements of operations and balance sheets for each segment as of and for the periods indicated. There were no inter-segment sales.

(in thousands)                                                        Three Months Ended
                           -------------------------------------------------------------------------------------------------------
                                              March 31, 2001                                          March 31, 2002
                                                (unaudited)                                             (unaudited)
                           ----------------------------------------------------    -----------------------------------------------
                           Heating                                               Heating
Statements of Operations     Oil      Propane     TG&E  Partners    Consol.        Oil       Propane     TG&E     Partners   Consol.
------------------------     ---      -------     ----  --------    -------        ---       -------     ----     --------- --------
 Sales                     $332,612    $92,320   $45,515   $     -  $470,447     $322,620   $ 74,636   $ 14,029   $    -   $411,285
 Cost of sales              226,246     51,303    40,421         -   317,970      211,850     29,400     10,732        -    251,982
 Delivery and branch         42,056     15,783         -         -    57,839       51,717     15,872          -        -     67,589
 Deprec. and amortization     6,838      3,294       238         2    10,372       10,011      4,143        353        2     14,509
 G & A expense                2,883      1,589     2,610     1,556     8,638        4,118      1,780      2,928      341      9,167
 TG&E customer
   acquisition expense            -          -       718         -       718            -          -        185        -        185
 Unit compensation expense        -          -         -       719       719            -          -          -     (475)      (475)
                           --------    -------   -------   -------  --------     --------   --------   --------   ------   --------
   Operating
        income (loss)        54,589     20,351     1,528    (2,277)   74,191       44,924     23,441       (169)     132     68,328
 Net interest expense
  (income)                    5,747      2,967       805      (516)    9,003        6,455      3,228        835     (761)     9,757
Amortization of debt
  issuance costs                 98         53         -         -       151          243         64          -        -        307
                           --------    -------   -------   -------  --------     --------   --------   --------   ------   --------
  Income (loss)
   before income taxes       48,744     17,331       723    (1,761)   65,037       38,226     20,149     (1,004)     893     58,264

 Income tax (benefit)           850         72         1         -       923       (2,000)        48          -        -     (1,952)
                           --------    -------   -------   -------  --------     --------   --------   --------   ------   --------
       Net income (loss)   $ 47,894    $17,259   $   722   $(1,761) $ 64,114     $ 40,226   $ 20,101   $ (1,004)  $  893   $ 60,216
                           ========    =======   =======   =======  ========     ========   ========   ========   ======   ========

Capital expenditures       $  2,021    $   914   $    12   $     -  $  2,947     $  1,492   $  1,089   $    218   $    -   $  2,799
                           ========    =======   =======   =======  ========     ========   ========   ========   ======   ========


(in thousands)                                                         Six Months Ended
                           -----------------------------------------------------------------------------------------------------
                                              March 31, 2001                                        March 31, 2002
                                                (unaudited)                                           (unaudited)
                           ----------------------------------------------------  -----------------------------------------------
                             Heating                                               Heating
Statements of Operations       Oil      Propane     TG&E  Partners    Consol.        Oil      Propane     TG&E     Partners Consol.
------------------------       ---      -------     ----  --------    -------        ---      -------     ----    --------- -------
 Sales                     $564,675   $163,763   $65,513   $     -   $793,951     $545,023   $129,011   $ 23,474   $     - $697,508
 Cost of sales              398,282     92,694    58,296         -    549,272      362,219     55,014     18,996         -  436,229
 Delivery and branch         77,733     29,440         -         -    107,173       94,169     29,741          -         -  123,910
 Deprec. and amortization    13,111      6,427       477         4     20,019       20,258      8,046        704         4   29,012
 G & A expense                5,286      3,235     4,302     2,697     15,520        6,831      3,401      5,396      1,724  17,352
 TG&E customer
   acquisition expense            -          -     1,371         -      1,371            -          -        406          -     406
 Unit compensation expense        -          -         -     1,219      1,219            -          -          -        165     165
                           --------   --------   -------   -------   --------     --------  --------   --------    -------- -------
      Operating
        income (loss)        70,263     31,967     1,067    (3,920)    99,377       61,546     32,809     (2,028)    (1,893) 90,434
 Net interest expense
  (income)                   10,911      5,693     1,331      (815)    17,120       13,113      6,601      1,710     (1,523) 19,901
Amortization of debt
  issuance costs                192        104         -         -        296          491        128          -         -      619
                           ---------  --------   -------   -------   --------     --------  ---------   ---------- -------- -------
 Income (loss)
  before income taxes        59,160     26,170      (264)   (3,105)    81,961       47,942     26,080     (3,738)      (370) 69,914

Income tax (benefit)          1,525        113         1         -      1,639       (1,900)        95          -          -  (1,805)
                           --------   --------   -------   -------   --------     --------  ---------   ---------- -------- -------
  Income (loss) before
   cumulative change in
   accounting principle      57,635     26,057      (265)   (3,105)    80,322       49,842     25,985     (3,738)      (370) 71,719

  Cumulative change in
   accounting principle       2,093       (229)     (398)        -      1,466            -          -          -          -       -
                           --------   --------  --------   -------   --------     --------  ---------   --------   -------- -------
       Net income (loss)   $ 59,728   $ 25,828  $   (663)  $(3,105)    81,788     $ 49,842  $ 25,985   $ (3,738)   $   (370)$71,719
                           ========   ========  ========   =======   ========     ========    ========  =========  ======== =======
Capital expenditures       $   4,461  $  2,535  $     69   $     -   $  7,065     $  4,620   $  2,982   $    578   $      - $ 8,180
                           =========  ========  ========   =======   ========     ========   ========   ========   ======== =======

(in thousands)
                                                                                                       March 31, 2002
                                             September 30, 2001                                          (unaudited)
                           -------------------------------------------------    ---------------------------------------------------
                          Heating                                      (1)      Heating                                       (1)
Balance Sheets              Oil      Propane     TG&E    Partners    Consol.      Oil      Propane     TG&E     Partners    Consol.
--------------              ---      -------     ----   ---------    -------      ---      -------     ----    ---------    -------
Assets
Current assets
  Cash and equivalents   $  7,181  $   3,655  $    102  $  6,290   $  17,228  $  15,782  $  18,969  $   1,241  $   2,251  $  38,243
  Receivables, net         82,484     12,002    10,487         -     104,973    114,029     17,335     10,535          -    141,899
  Inventories              24,735     13,181     3,214         -      41,130     25,257      9,320      2,030          -     36,607
  Prepaid expenses and
   other current assets    16,921      3,523     2,349         -      21,931     16,581      6,703        995          -     23,417
                         --------   --------   -------  --------    --------   --------   --------   --------   --------   --------
      Total current
        assets            131,321     32,361    16,152     6,290     185,262    171,649     52,327     14,801      2,251    240,166

Property and
  equipment, net           72,204    162,680       487         -     235,371     67,497    172,055        917          -    240,469
Long-term portion of
  accounts receivable       6,752          -         -         -       6,752      6,672          -          -          -      6,672
Investment in
  subsidiaries                  -    108,035         -   194,647           -          -    156,615          -    286,828          -
Intangibles and other     381,348     77,750    12,117       219     471,434    370,483     99,659     11,561        215    481,918
                         --------   --------   -------   -------    --------   --------   --------   --------   --------   --------
         Total assets    $591,625   $380,826   $28,756  $201,156    $898,819   $616,301  $ 480,656   $ 27,279   $289,294   $969,225
                         ========   ========   =======  ========    ========   ========   ========   ========   ========   ========

Liabilities and           Heating                                      (1)      Heating                                       (1)
  Partners' Capital         Oil      Propane     TG&E    Partners    Consol.      Oil      Propane     TG&E     Partners    Consol.
                            ---      -------     ----   ---------    -------      ---      -------     ----    ---------    -------
Current Liabilities
  Accounts payable       $ 22,407   $  5,682   $ 7,711   $     -    $ 35,800   $ 21,512   $  5,766   $  7,505   $      -   $ 34,783
  Working capital
    Facility borrowings         -      8,400     5,466         -      13,866     32,000          -      3,222          -     35,222
  Current maturities of
      of long-term debt     1,184      8,702     2,000         -      11,886     26,641     10,624      2,000          -     39,265
  Accrued expenses and
    other current
    liabilities            63,895     10,267     1,052     2,464      77,678     50,081     10,616      1,020      1,854     63,571
  Due to affiliate           (185)    (1,450)    2,069      (434)          -     (1,546)       938      1,564       (956)         -
  Unearned service
    contract revenue       24,575          -         -         -      24,575     25,500          -          -          -     25,500
  Customer credit
    balances               45,456     18,053     1,698         -      65,207     34,657      7,056      4,446          -     46,159
                         --------   --------   -------   -------    --------   --------   --------   --------   --------   --------
         Total current
           liabilities    157,332     49,654    19,996     2,030     229,012    188,845     35,000     19,757        898    244,500
Long-term debt            314,148    142,375       563         -     457,086    258,732    163,564        563          -    422,859
Other                      12,110      2,307        40         -      14,457     12,109      2,183         40          -     14,332
Partners' Capital
  Equity Capital          108,035    186,490     8,157   199,126     198,264    156,615    279,909      6,919    288,396    287,534
                         --------  ---------  --------  --------   ---------  ---------  ---------  ---------  ---------  ---------

Total liabilities and
  Partners' Capital      $591,625  $ 380,826  $ 28,756  $201,156   $ 898,819   $616,301  $ 480,656  $  27,279  $ 289,294  $ 969,225
                         ========  =========  ========  ========   =========   ========  =========  =========  =========  =========










(1) The consolidated amounts include the necessary entries to eliminate the investment in Petro Holdings, Star Gas Propane and TG&E.

5)   Acquisitions

     During the six-month period ending March 31, 2002, the Partnership acquired one retail heating oil dealer and four retail propane dealers. The aggregate consideration for these acquisitions accounted for by the purchase method of accounting was approximately $38.6 million. Purchase prices have been allocated to the acquired assets and liabilities based on their respective fair market values on the dates of acquisition. The purchase prices in excess of the fair values of net assets acquired are classified as intangibles in the Condensed Consolidated Balance Sheets.

     The following table indicates the allocation of the aggregate purchase price paid for these acquisitions and the respective periods of amortization assigned:

                   (in thousands)                          Useful Lives
                                                           ------------
              Land                           $   522       --
              Buildings                          490       30 years
              Furniture & fixtures               459       10 years
              Fleet                            1,535       5 - 30 years
              Tanks and equipment              8,259       5 - 30 years
              Customer lists                  18,027       7 - 15 years
              Restrictive covenants               10       5 years
              Goodwill                         7,706       --
              Working capital                  1,558       --
                                             -------
                      Total                  $38,566
                                             =======


     Sales and net income have been included in the Condensed Consolidated Statements of Operations from the respective dates of acquisition. The following pro forma information presents the results of operations for the six months ending March 31, 2002 of the Partnership, including the acquisitions previously described, as if the acquisitions had taken place on October 1, 2001.

              (in thousands, except per unit data)
              Sales                                             $      707,108
              Net income                                        $       72,799
              General Partner's interest in net income          $          832
              Limited Partners' interest in net income          $       71,967
              Basic net income per limited partner unit         $         2.51
              Diluted net income per limited partner unit       $         2.51


6)   Supplemental Disclosure of Cash Flow Information

        (in thousands)                            Six Months Ended March 31,

                                                  2001                 2002
                                                  ----                 ----
        Cash paid during the period for:

             Income taxes                       $      577          $       747
             Interest                           $   15,460          $    22,932

7)   Earnings Per Limited Partner Unit

                                                              Three Months Ended March 31,       Six Months Ended March 31,
    (in thousands, except per unit data)                               (unaudited)                      (unaudited)
                                                                       -----------                      -----------
                                                                  2001            2002              2001             2002
                                                                  ----            ----              ----             ----
    Income before cumulative effect of change in
      accounting principle per Limited Partner unit
      Basic                                                    $      2.86     $      2.09      $      3.76       $      2.57
      Diluted                                                  $      2.85     $      2.09      $      3.74       $      2.56

    Cumulative effect of change in accounting principle per Limited Partner unit

      Basic                                                    $         -     $         -      $      0.07       $         -
      Diluted                                                  $         -     $         -      $      0.07       $         -

    Net income per Limited Partner unit

      Basic                                                    $      2.86     $      2.09      $      3.83       $      2.57
      Diluted                                                  $      2.85     $      2.09      $      3.81       $      2.56

    Basic Earnings Per Unit:
    -----------------------
    Net income                                                 $    64,114     $    60,216      $    81,788       $    71,719
    Less:  General Partner's interest in net income                    964             681            1,247               820
                                                               -----------     -----------      -----------       -----------
      Limited Partners' interest in net income                 $    63,150     $    59,535      $    80,541       $    70,899
                                                               ===========     ===========      ===========       ===========


    Common Units                                                    19,021          25,037           18,020            24,207
    Senior Subordinated Units                                        2,697           3,124            2,657             3,071
    Junior Subordinated Units                                          345             345              345               345
                                                               -----------     -----------      -----------       -----------
      Weighted average number of Limited Partner units
         Outstanding                                                22,063          28,506           21,022            27,623
                                                               ===========     ===========      ===========       ===========
      Basic earnings per unit                                  $      2.86     $      2.09      $      3.83       $      2.57
                                                               ===========     ===========      ===========       ===========

    Diluted Earnings Per Unit:
    -------------------------
      Limited Partners' interest in net income                 $    63,150     $    59,535      $    80,541       $    70,899
                                                               ===========     ===========      ===========       ===========

      Weighted average number of Limited Partner units
         outstanding                                                22,063          28,506           21,022            27,623
      Senior  subordinated  units  anticipated to be issued
         under employee incentive plan                                 113               -              113                63
                                                               -----------     -----------      -----------       -----------
         Diluted weighted average number of Limited
           Partner units                                            22,176          28,506           21,135            27,686
                                                               ===========     ===========      ===========       ===========
         Diluted earnings per unit                             $      2.85     $      2.09      $      3.81       $      2.56
                                                               ===========     ===========      ===========       ===========



8)   Subsequent Events

     Amendment to Bank Agreement - On April 25, 2002, the heating oil segment amended its bank facilities to modify certain financial covenant and default provisions for the period January 1, 2002 through December 31, 2002. This amendment also waived any failure of the heating oil segment to comply with its financial covenants for the period January 1, 2002 to the amendment effective date.

     Cash Distributions - On April 30, 2002, the Partnership announced that it would pay a cash distribution of $0.575 per Common Unit and $0.2500 per Senior Subordinated Unit, for the quarter ended March 31, 2002. The distribution will be paid on May 15, 2002, to unitholders of record on May 6, 2002.

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

The Partnership adopted SFAS No. 133 on October 1, 2000 and has since recorded its derivatives at fair market value. As a result, net income for the six months ended March 31, 2001 was $0.4 million more than it would have been had the Standard not been adopted and net income for the six months ended March 31, 2002 was $3.8 million more than it would have been had the Standard not been adopted. Net income for the quarter ended March 31, 2001 was $0.7 million less than it would have been had the Standard not been adopted and net income for the quarter ended March 31, 2002 was $2.4 million less than it would have been had the Standard not been adopted. The effect of the Standard has no impact in how the Partnership evaluates its ability to make the minimum quarterly distribution.

THREE MONTHS ENDED MARCH 31, 2002
COMPARED TO THREE MONTHS ENDED MARCH 31, 2001
---------------------------------------------

For the three months ended March 31, 2002, retail volume of home heating oil and propane increased 12.4 million gallons, or 4.8%, to 271.7 million gallons, as compared to 259.4 million gallons for the three months ended March 31, 2001. This increase was due to a 10.1 million gallon increase in the heating oil segment and by a 2.3 million gallon increase in the propane segment. The impact of additional volume provided as a result of acquisitions was largely offset by the impact of significantly warmer temperatures and to a much lesser extent by customer attrition in the heating oil segment. Temperatures in the Partnership's areas of operations were an average of 16.1% warmer than in the prior year's comparable quarter and approximately 17% warmer than normal.

Sales

For the three months ended March 31, 2002, sales decreased $59.2 million, or 12.6%, to $411.3 million, as compared to $470.4 million for the three months ended March 31, 2001. This decrease was due to $10.0 million lower home heating oil segment sales, $17.7 million lower propane segment sales and a $31.5 million decrease in TG&E sales. Sales decreased largely as a result of lower selling prices which were only partially offset by sales from the higher retail volume in the heating oil and propane segments. Selling prices decreased versus the prior year's comparable period in response to lower supply costs. Sales of rationally related products including heating equipment installation and service and water softeners increased in the heating oil segment by $9.3 million and by $0.5 million in the propane segment from the prior year's comparable quarter due to acquisitions and organic growth.

Cost of Sales

For the three months ended March 31, 2002, cost of sales decreased $66.0 million, or 20.8%, to $252.0 million, as compared to $318.0 million for the three months ended March 31, 2001. This decrease was due to $14.4 million of lower cost of sales at the home heating oil segment, $21.9 million lower propane segment cost of sales and a $29.7 million decrease in TG&E cost of sales. Cost of sales decreased due to the impact of lower supply cost partially offset by the cost of sales for the higher retail volume. While selling prices and supply cost decreased on a per gallon basis, the decrease in selling prices was less than the decrease in supply costs, which resulted in an increase in per gallon margins for heating oil, propane and an overall Partnership wide margin increase. TG&E's margins for the quarter ended March 31, 2002 were lower than the margins experienced for the prior comparable quarter.

Delivery and Branch Expenses

For the three months ended March 31, 2002, delivery and branch expenses increased $9.8 million, or 16.9%, to $67.6 million, as compared to $57.8 million for the three months ended March 31, 2001. This increase was due to an additional $9.7 million of delivery and branch expenses at the heating oil segment and a $0.1 million increase in delivery and branch expenses for the propane segment. Delivery and branch expenses increased both at the heating oil and propane segments due to additional operating cost associated with acquired companies and for the impact of inflation.

Depreciation and Amortization Expenses

For the three months ended March 31, 2002, depreciation and amortization expenses increased $4.1 million, or 39.9%, to $14.5 million, as compared to $10.4 million for the three months ended March 31, 2001. This increase was primarily due to additional depreciation and amortization related to heating oil and propane acquisitions.

General and Administrative Expenses

For the three months ended March 31, 2002, general and administrative expenses increased $0.5 million, or 6.1%, to $9.2 million, as compared to $8.6 million for the three months ended March 31, 2001. The increase was due to additional general and administration expenses for the acquisition of Meenan Oil Co., Inc. and other acquisitions partially offset by lower general and administrative expenses at the Partnership level. The Partnership level decrease was primarily due to a reduction in the accrual for compensation earned for unit appreciation rights previously granted.

TG&E Customer Acquisition Expense

For the three months ended March 31, 2002, TG&E customer acquisition expense decreased $0.5 million, or 74.2% to $0.2 million, as compared to $0.7 million for the three months ended March 31, 2001. This TG&E expense is for the cost of acquiring new accounts through the services of a third party direct marketing company.

Unit Compensation Expense

For the three months ended March 31, 2002, unit compensation expense decreased $1.2 million, or 166.1%, to a negative $0.5 million, as compared to $0.7 million for the three months ended March 31, 2001. The decrease was due to a reduction in the accrual for units expected to be earned versus the prior year under the Partnership's Unit Incentive Plan pursuant to which certain employees were granted senior subordinated units as an incentive for increased efforts during employment and as an inducement to remain in the service of the Partnership. The Partnership believes that these contingent units will not vest for fiscal 2002.

Interest Expense, net

For the three months ended March 31, 2002, interest expense net increased $0.8 million, or 8.4%, to $9.8 million, as compared to $9.0 million for the three months ended March 31, 2001. This increase was due to additional interest expense for the financing of propane and heating oil acquisitions partially offset by lower interest expense for working capital borrowings.

Income Tax Expense (benefit)

For the three months ended March 31, 2002, income tax expense decreased $2.9 million, or 311.5%, to a tax benefit of $2.0 million, as compared to an expense of $0.9 million for the three months ended March 31, 2001. This decrease was due to the availability of carrying back certain Federal tax losses resulting from a change in the tax laws enacted in this quarter of approximately $2.2 million and for lower state income taxes based upon the lower pretax earnings achieved for the three months ended March 31, 2002.

Net Income

For the three months ended March 31, 2002, net income decreased $3.9 million, or 6.1%, to $60.2 million, as compared to $64.1 million for the three months ended March 31, 2001. The decrease was due to a $7.7 million decrease in net income at the heating oil segment and a $1.7 million decrease in net income at TG&E partially offset by a $2.8 million increase in net income at the propane segment and a $2.7 million reduction in the net loss at the Partnership level. The reduction in the net income was primarily due to the impact of the warmer weather, partially offset by a per gallon improvement in gross profit margins, a reduction in unit compensation and unit appreciation rights accruals, the tax benefit of the loss carryback and from net income generated by acquisitions.

Earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of fixed assets and before the impact of SFAS No. 133 (EBITDA)

For the three months ended March 31, 2002, earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of fixed assets and before the impact of SFAS No. 133 (EBITDA) decreased $1.7 million, or 1.9% to $85.0 million as compared to $86.7 million, for the three months ended March 31, 2001. This decrease was due to $3.6 million less EBITDA generated by the heating oil segment and a $2.4 million decrease in the TG&E segment's EBITDA partially offset by a $3.1 million increase in the propane segment and a $1.2 million increase at the Partnership level. The decrease in EBITDA was largely due to the impact of warmer temperatures, partially offset by higher per gallon gross profit margins and EBITDA generated by acquisitions. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies.

SIX MONTHS ENDED MARCH 31, 2002
COMPARED TO SIX MONTHS ENDED MARCH 31, 2001
-------------------------------------------

Volume

For the six months ended March 31, 2002, retail volume of home heating oil and propane increased 8.2 million gallons, or 1.9%, to 442.5 million gallons, as compared to 434.3 million gallons for the six months ended March 31, 2001. This increase was due to a 10.4 million gallon increase in the heating oil segment partially offset by a 2.2 million decrease in the propane segment. The impact of additional volume provided by acquisitions was offset by the impact of significantly warmer temperatures and to a much lesser extent by customer attrition in the heating oil segment. Temperatures in the Partnership's areas of operations were an average of 21.6% warmer than in the prior year's comparable period and approximately 19% warmer than normal.

Sales

For the six months ended March 31, 2002, sales decreased $96.4 million, or 12.1%, to $697.5 million, as compared to $794.0 million for the six months ended March 31, 2001. This decrease was due to $19.7 million lower home heating oil segment sales, $34.8 million lower propane segment sales and a $42.0 million decrease in TG&E sales. Sales decreased largely as a result of lower selling prices which were only partially offset by sales from the higher retail volume in the heating oil and propane segments. Selling prices decreased versus the prior year's comparable period in response to lower supply costs. Sales of rationally related products including heating equipment installation and service and water softeners increased in the heating oil segment by $24.0 million and by $1.5 million in the propane segment from the prior year's comparable six months due to acquisitions and organic growth.

Cost of Sales

For the six months ended March 31, 2002, cost of sales decreased $113.0 million, or 20.6%, to $436.2 million, as compared to $549.3 million for the six months ended March 31, 2001. This decrease was due to $36.1 million of lower cost of sales at the home heating oil segment, $37.7 million lower propane segment cost of sales and a $39.3 million decrease in TG&E cost of sales. Cost of sales decreased due to the impact of lower supply cost partially offset by the cost of sales for the higher retail volume sales. While selling prices and supply cost decreased on a per gallon basis, the decrease in selling prices was less than the decrease in supply costs, which resulted in an increase in per gallon margins.

Delivery and Branch Expenses

For the six months ended March 31, 2002, delivery and branch expenses increased $16.7 million, or 15.6%, to $123.9 million, as compared to $107.2 million for the six months ended March 31, 2001. This increase was due to an additional $16.4 million of delivery and branch expenses at the heating oil segment and a $0.3 million increase in delivery and branch expenses for the propane segment. Delivery and branch expenses increased both at the heating oil and propane segments due to additional operating cost associated with acquired companies and for the impact of inflation. The increase in delivery and branch expenses was mitigated due to the purchase of weather insurance that allowed the Partnership to record approximately $6.4 million of net weather insurance recoveries.

Depreciation and Amortization Expenses

For the six months ended March 31, 2002, depreciation and amortization expenses increased $9.0 million, or 44.9%, to $29.0 million, as compared to $20.0 million for the six months ended March 31, 2001. This increase was primarily due to additional depreciation and amortization related to heating oil and propane acquisitions.

General and Administrative Expenses

For the six months ended March 31, 2002, general and administrative expenses increased $1.8 million, or 11.8%, to $17.4 million, as compared to $15.5 million for the six months ended March 31, 2001. The increase was due to additional general and administration expenses for the acquisition of Meenan Oil Co., Inc. and other acquisitions as well as for increased compensation expense for TG&E. The increased compensation for TG&E was incurred for professional staff additions, hiring of personnel for its collection project and for severances paid to former employees in connection with the relocation if its corporate office to New Jersey. General and administrative expense were lower at the Partnership level due to a reduction in the accrual for compensation earned for unit appreciation rights previously granted.

TG&E Customer Acquisition Expense

For the six months ended March 31, 2002, TG&E customer acquisition expense decreased $1.0 million, or 70.4% to $0.4 million, as compared to $1.4 million for the six months ended March 31, 2001. This TG&E segment expense is for the cost of acquiring new accounts through the services of a third party direct marketing company.

Unit Compensation Expense

For the six months ended March 31, 2002, unit compensation expense decreased $1.1 million, or 86.5%, to $0.2 million, as compared to $1.2 million for the six months ended March 31, 2001. The decrease was due to a reduction in the accrual for units expected to be earned versus the prior year under the Partnership's Unit Incentive Plan pursuant to which certain employees were granted senior subordinated units as an incentive for increased efforts during employment and as an inducement to remain in the service of the Partnership. The Partnership believes that these contingent units will not vest for fiscal 2002.

Interest Expense, net

For the six months ended March 31, 2002, interest expense net increased $2.8 million, or 16.2%, to $19.9 million, as compared to $17.1 million for the six months ended March 31, 2001. This increase was due to additional interest expense for the financing of propane and heating oil acquisitions partially offset by lower interest expense for working capital borrowings.

Income Tax Expense (benefit)

For the six months ended March 31, 2002, income tax expense decreased $3.4 million, or 210.1%, to a tax benefit of $1.8 million, as compared to an expense of $1.6 million for the six months ended March 31, 2001. This decrease was due to the availability of carrying back certain Federal tax losses resulting from a change in the tax laws enacted during the current six months of approximately $2.2 million and for lower state income taxes based upon the lower pretax earnings achieved for the six months ended March 31, 2002.

Cumulative Effect of Adoption of Accounting Principle

For the six months ended March 31, 2001, the Partnership recorded a $1.5 million increase in income arising from the adoption of SFAS No. 133.

Net Income

For the six months ended March 31, 2002, net income decreased $10.1 million, or 12.3%, to $71.7 million, as compared to $81.8 million for the six months ended March 31, 2001. The decrease was due to a $9.9 million decrease in net income at the heating oil segment and a $3.1 million increase in the net loss at TG&E partially offset by a $0.2 million increase in net income at the propane segment and a $2.7 million reduction in the net loss at the Partnership level. The reduction in the net income was primarily due to the impact of the warmer weather, partially offset by a per gallon improvement in gross profit margins, net weather insurance recoveries, the tax benefit of the tax loss carryback and from net income generated by acquisitions.

Earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of fixed assets and before the impact of SFAS No. 133 (EBITDA)

For the six months ended March 31, 2002, earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of fixed assets and before the impact of SFAS No. 133 (EBITDA) decreased $6.7 million, or 5.4% to $116.3 million as compared to $123.0 million, for the six months ended March 31, 2001. This decrease was due to $6.2 million of less EBITDA generated by the heating oil segment and a $3.6 million decrease in the TG&E segment's EBITDA partially offset by a $2.1 million increase in the propane segment and a $1.0 million increase at the Partnership level. The decrease in EBITDA was largely due to the impact of warmer temperatures, partially offset by higher per gallon gross profit margins, net weather insurance recoveries and EBITDA generated by acquisitions. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. The definition of "EBITDA" set forth above may be different from that used by other companies.

Liquidity and Capital Resources

During the six months ended March 31, 2002, the Partnership sold 1.7 million Common Units (including the exercise of the over-allotment option), the net proceeds of which, net of underwriter's discount, commission, and offering expenses was $34.2 million. These funds combined with net cash provided by $31.9 million in net working capital and acquisition facility borrowings, $1.3 million in proceeds from the sale of fixed assets, and $50.6 million generated from operating activities, totaled $118.0 million. Such funds were used for acquisitions of $38.6 million, distributions of $32.1 million, debt repayment of $17.3 million, capital expenditures of $8.2 million and other financing activities of $0.8 million. As a result of the above activity cash increased by $21.0 million to $38.2 million.

Due to the impact on operations of the extremely warm weather conditions experienced during the six months ended March 31, 2002, the Partnership's heating oil segment was not able to comply with certain of its bank facility agreement covenants. The noncompliance was resolved with an amendment to the heating oil segment's bank facility agreements, signed on April 25, 2002. The agreement amended the financial covenants through December 31, 2002 and waived any non compliance with these covenants for the period January 1, 2002 to the amendment's effective date. As a result, the heating oil segment is currently in compliance with these covenants. However, any future failure to comply with the various restrictive and affirmative covenants of the Partnership's various bank and note facility agreements could negatively impact the Partnership's ability to incur additional debt, pay distributions and cause certain debt to become currently payable.

For the remainder of fiscal 2002, the Partnership anticipates paying interest of approximately $19 million and anticipates growth and maintenance capital additions of approximately $8 million. In addition, the Partnership plans to pay distributions on its units to the extent there is sufficient available cash in accordance with the partnership agreement. The Partnership also plans to pursue strategic acquisitions as part of its business strategy and to prudently fund such acquisitions through a combination of debt and equity. Based on its current cash position, proceeds from the above mentioned common unit offering, bank credit availability and anticipated net cash to be generated from operating activities, the Partnership expects to be able to meet all of its obligations for the next twelve months.

Item. 3.   Quantitive and Qualitative Disclosures About Market Risk
           --------------------------------------------------------

The Partnership is exposed to interest rate risk primarily through its bank credit facilities. The Partnership utilizes these borrowings to meet its working capital needs and also to fund the short-term needs of its acquisition program.

At March 31, 2002, the Partnership had outstanding borrowings of approximately $63.7 million under its Bank Credit Facilities. The Partnership also has an interest rate swap for $73.0 million of fixed rate borrowings. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $1.4 million annually.

The Partnership also selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and future market price of home heating oil, propane and natural gas. The Partnership does not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Partnership would pay for the product being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at March 31, 2002, the potential gain on the Partnership's hedging activity would be to increase the fair market value of these outstanding derivatives by $0.7 million to a fair market value of $1.2 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $0.4 million to a fair market value of $0.2 million.

                            PART II OTHER INFORMATION
                            -------------------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)      Exhibits Included Within:
         ------------------------

         10.29 - Parity debt credit agreement, dated as of February 22, 2002 between Star Gas Propane, L.P., Fleet National Bank, as Administrative Agent, and Bank of America, N.A., as Documentation Agent.


         10.30 - Waiver and third amendment to second amended and restated credit agreement, dated as of April 25, 2002 between Petroleum Heat and Power Co., Inc., and Bank of America, N.A., as Agent.



(b)      Reports on Form 8-K:
         -------------------

         1/7/02 - This Form 8-K consists of a copy of the underwriting agreement for a firm commitment public offering of up to 1,500,000 common units of the registrant that were previously registered pursuant to a shelf registration statement on Form S-3 (SEC File No. 333-57994).

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:


Star Gas Partners, L.P.
By:      Star Gas LLC (General Partner)



            Signature                  Title                           Date
            ---------                  -----                           ----

/s/  Ami Trauber               Chief Financial Officer            April 30, 2002
     ----------------------
     Ami Trauber               Star Gas LLC
                               (Principal Financial Officer)

/s/  James J. Bottiglieri      Vice President                     April 30, 2002
     ----------------------
     James J. Bottiglieri      Star Gas LLC