Form 10-Q
period 2002-06-30
STAR GAS PARTNERS LP
filed 2002-08-01
CIK 1002590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 33-98490

STAR GAS PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware	06-1437793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2187 Atlantic Street, Stamford, Connecticut 06902
(Address of principal executive office)

(203) 328-7300
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of July 25, 2002:

27,130,446	Common Units
3,134,110	Senior Subordinated Units
345,364	Junior Subordinated Units
325,729	General Partner Units

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

INDEX TO FORM 10-Q

Page

Part I Financial Information

Item 1—Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2001 and June 30, 2002	3

Condensed Consolidated Statements of Operations for the Three months ended June 30, 2001 and June 30, 2002 and for the Nine months ended June 30, 2001 and June 30, 2002	4

Condensed Consolidated Statements of Comprehensive Income (loss) for the Three months ended June 30, 2001 and June 30, 2002 and for the Nine months ended June 30, 2001 and June 30, 2002	5

Condensed Consolidated Statement of Partners’ Capital for the nine months ended June 30, 2002	6

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2001 and June 30, 2002	7

Notes to Condensed Consolidated Financial Statements	8-15

Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-21

Item 3— Quantitative and Qualitative Disclosures About Market Risk	22

Part II Other Information:

Item 6— Exhibits and Reports on Form 8-K	22

Signatures	23

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2001	June 30, 2002
		(unaudited)
ASSETS
Current assets
Cash and equivalents	$17,228	$53,493
Receivables, net of allowance of $11,364 and $10,336, respectively	104,973	91,495
Inventories	41,130	32,442
Prepaid expenses and other current assets	21,931	25,129

Total current assets	185,262	202,559

Property and equipment, net	235,371	239,065
Long-term portion of accounts receivable	6,752	6,753
Intangibles and other	471,434	476,075

Total assets	$898,819	$924,452

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$35,800	$23,835
Working capital facility borrowings	13,866	3,672
Current maturities of long-term debt	11,886	71,502
Accrued expenses	77,678	64,932
Unearned service contract revenue	24,575	25,728
Customer credit balances	65,207	54,295

Total current liabilities	229,012	243,964

Long-term debt	457,086	392,357
Other	14,457	9,796
Partners’ Capital
Common unitholders	209,911	273,751
Subordinated unitholders	2,772	10,184
General partner	(2,220)	(2,106)
Accumulated other comprehensive income (loss)	(12,199)	(3,494)

Total Partners’ Capital	198,264	278,335

Total Liabilities and Partners’ Capital	$898,819	$924,452

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2002	2001	2002
	(in thousands, except per unit data)
Sales	$166,052	$188,725	$960,003	$886,233
Costs and expenses:
Cost of sales	123,269	127,012	672,541	563,241
Delivery and branch expenses	44,337	57,150	151,510	180,964
Depreciation and amortization	11,031	15,027	31,050	44,039
General and administrative expenses	9,747	9,768	25,267	27,216
TG&E customer acquisition expense	525	350	1,896	756
Unit compensation expense	772	74	1,991	239

Operating income (loss)	(23,629)	(20,656)	75,748	69,778
Interest expense, net	7,887	8,767	25,007	28,668
Amortization of debt issuance costs	161	417	457	1,036

Income (loss) before income taxes and cumulative effect of change in accounting principle	(31,677)	(29,840)	50,284	40,074
Income tax expense (benefit)	114	98	1,753	(1,707)

Income (loss) before cumulative change in accounting principle	(31,791)	(29,938)	48,531	41,781
Cumulative effect of change in accounting principle for adoption of SFAS No. 133, net of income taxes	—	—	1,466	—

Net income (loss)	$(31,791)	$(29,938)	$49,997	$41,781

General Partner’s interest in net income (loss)	$(449)	$(331)	$745	$488

Limited Partners’ interest in net income (loss)	$(31,342)	$(29,607)	$49,252	$41,293

Net income (loss) per Limited Partner Unit:
Basic	$(1.38)	$(1.02)	$2.28	$1.47

Diluted	$(1.38)	$(1.02)	$2.27	$1.47

Basic weighted average number of Limited Partner Units outstanding	22,767	28,957	21,603	28,068

Diluted weighted average number of Limited Partner Units	22,767	28,957	21,716	28,110

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2002	2001	2002
(in thousands)
Net income (loss)	$(31,791)	$(29,938)	$49,997	$41,781
Other comprehensive income (loss)
Unrealized gain (loss) on derivative instruments	(1,975)	538	(10,083)	(7,802)

Comprehensive income (loss)	$(33,766)	$(29,400)	$39,914	$33,979

Reconciliation of Accumulated Other Comprehensive Income (loss)
Balance, beginning of period	$159	$(3,899)	$—	$(12,199)
Cumulative effect of the adoption of SFAS No. 133	—	—	10,544	—
Current period reclassification to earnings	(157)	(133)	(2,434)	16,507
Current period other comprehensive income (loss)	(1,975)	538	(10,083)	(7,802)

Balance, end of period	$(1,973)	$(3,494)	$(1,973)	$(3,494)

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(unaudited)

	Number of Units								Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
	Common	Senior Sub	Junior Sub	General Partner	Common	Senior Sub	Junior Sub	General Partner
(in thousands, except per unit amounts)
Balance as of September 30, 2001	23,394	2,717	345	326	$209,911	$3,483	$(711)	$(2,220)	$(12,199)	$198,264
Issuance of units:	3,736
Common					70,021					70,021
Senior subordinated		417				6,866				6,866
Net income					36,194	4,580	519	488		41,781
Other comprehensive income, net									8,705	8,705
Distributions:
($1.725 per unit) ($1.400 per unit) ($1.150 per unit)					(42,375)	(4,155)	(398)	(374)		(42,375 (4,155 (772	) ) )

Balance as of June 30, 2002	27,130	3,134	345	326	$273,751	$10,774	$(590)	$(2,106)	$(3,494)	$278,335

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended June 30,
	2001	2002
	(in thousands)
Cash flows provided by (used in) operating activities:
Net income	$49,997	$41,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,050	44,039
Amortization of debt issuance cost	457	1,036
Unit compensation expense	1,991	239
Provision for losses on accounts receivable	6,998	5,596
(Gains) loss on sales of fixed assets	(21)	181
Cumulative effect of change in accounting principle for the adoption of SFAS No. 133	(1,466)	—
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(52,428)	8,524
Decrease in inventories	8,348	9,607
Decrease (increase) in other assets	(1,711)	6,089
Decrease in accounts payable	(2,076)	(12,097)
Decrease in other current and long-term liabilities	(13,224)	(19,985)

Net cash provided by operating activities	27,915	85,010

Cash flows provided by (used in) investing activities:
Capital expenditures	(12,291)	(11,654)
Proceeds from sales of fixed assets	368	1,496
Acquisitions	(85,084)	(41,883)

Net cash (used in) investing activities	(97,007)	(52,041)

Cash flows provided by (used in) financing activities:
Working capital facility borrowings	122,850	76,300
Working capital facility repayments	(130,040)	(86,494)
Acquisition facility borrowings	68,700	58,250
Acquisition facility repayments	(79,600)	(47,750)
Repayment of debt	(7,203)	(17,484)
Proceeds from issuance of debt	72,585	—
Distributions	(37,311)	(47,302)
Increase in deferred charges	(837)	(2,064)
Proceeds from issuance of Common Units, net	59,314	69,742
Other	(886)	98

Net cash provided by financing activities	67,572	3,296

Net increase (decrease) in cash	(1,520)	36,265
Cash at beginning of period	10,910	17,228

Cash at end of period	$9,390	$53,493

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)    Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners” or the “Partnership”) is a diversified home energy distributor and services provider, specializing in heating oil, propane, natural gas and electricity. Star Gas Partners is a Master Limited Partnership, which at June 30, 2002 had outstanding 27.1 million common limited partner units (trading symbol “SGU”) representing an 87.7% limited partner interest in Star Gas Partners and 3.1 million senior subordinated units (trading symbol “SGH”) representing a 10.1% limited partner interest in Star Gas Partners, which are traded on the New York Stock Exchange. Additional interest in Star Gas Partners is comprised of 0.3 million junior subordinated units (representing a 1.1% limited partner interest in Star Gas Partners) and 0.3 million general partner units (representing a 1.1% general partner interest in Star Gas Partners).

Operationally, the Partnership is organized as follows:

•
Petro Holdings, Inc. (“Petro” or the “heating oil segment”), is the nation’s largest retail distributor of home heating oil and serves approximately 510,000 customers in the Northeast and Mid-Atlantic. Petro is an indirect wholly owned subsidiary of Star Gas Propane, L.P.

•
Star Gas Propane, L.P., (“Star Gas Propane” or the “propane segment”) is a wholly owned subsidiary of the Partnership. Star Gas Propane markets and distributes propane gas and related products to more than 280,000 customers in the Midwest, Northeast, Florida and Georgia.

•
Total Gas and Electric (“TG&E” or the “natural gas and electric reseller segment”) is an energy reseller that markets natural gas and electricity to residential households in deregulated energy markets in the states of New York, New Jersey, Florida and Maryland and serves approximately 50,000 residential customers. TG&E is a wholly owned subsidiary of the Partnership.

•	Star Gas Partners includes the office of the Chief Executive Officer and in addition has the responsibility for maintaining investor relations and investor reporting for the Partnership.

2)    Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P., and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

In June 2002, the Partnership entered into an agreement that resolved certain disputes between the Partnership and the minority interest shareholders of TG&E relating to the initial purchase of TG&E by the Partnership. This agreement provided for the transfer of the entire minority shareholder’s equity interest in TG&E and the surrender to the Partnership of certain notes payable to the minority shareholders in the amount of $0.6 million. This transaction was accounted for as the acquisition of a minority interest and the result was to reduce recorded goodwill by $0.6 million. The book value of all other assets and liabilities of TG&E approximated their fair values.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. The results of operations for the three and nine month periods ended June 30, 2001 and June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. At the dates indicated, the components of inventory were as follows:

	September 30, 2001	June 30, 2002
(in thousands)
Propane gas	$9,546	$5,025
Propane appliances and equipment	3,635	3,941
Fuel oil	12,403	9,772
Fuel oil parts and equipment	12,332	12,193
Natural gas	3,214	1,511

	$41,130	$32,442

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

TG&E Valuation Allowance on Terminated Accounts

Since the acquisition of TG&E, the Partnership has encountered customer credit deficiencies and problems with collecting TG&E receivables. At September 30, 2001, TG&E had more than 50,000 terminated customers who collectively owed $16.2 million, virtually all of which was greater than 90 days old. The September 30, 2001 balance included $5.3 million of accounts receivable that predated TG&E’s acquisition by the Partnership, which were assigned no value and were not reflected in the financial statements. At September 30, 2001, the gross amount of receivables from terminated accounts on the Partnership’s books (before bad debt reserves) was approximately $10.9 million, against which the Partnership has a bad debt reserve of $6.2 million. Consequently, out of approximately $16.2 million owed TG&E by terminated accounts all but $4.7 million had been reserved, or assigned no value at the date of the acquisition.

During fiscal 2002, TG&E implemented the personnel and systems necessary to proceed with a collection effort targeting these terminated accounts. This effort included reconstructing account histories and implementing software enhancements that allowed TG&E to fully pursue the collection of these terminated accounts during the third fiscal quarter. Based upon collection information and results obtained to date, an additional $0.9 million of reserve was provided during the fiscal third quarter for those terminated accounts, leaving an unreserved accounts receivable balance of approximately $2.4 million. The Partnership believes that the reserve established as of June 30, 2002 is appropriate but will continue to review it as further information becomes available.

Inventory Derivatives and Hedging

The Partnership periodically hedges a portion of its home heating oil, propane and natural gas purchases through the use of futures, options, collars and swap agreements. The purpose of the hedges is to provide a measure of stability in the volatile markets for home heating oil, propane and natural gas prices and to manage its exposure to commodity price risk under certain existing sales commitments. The Partnership also has derivative agreements that management has decided not to designate as hedge transactions for accounting purposes and as such, mark-to-market adjustments are recognized currently in earnings.

The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge, and if so, the type of hedge. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. All of the Partnership’s derivative instruments entered into for the purchase of heating oil, propane and natural gas to be sold to price plan customers are designated as cash flow hedges. For derivatives recognized as fair value hedges, changes in fair value are recognized in the statement of operations and may be offset by related changes in fair value of the hedged item. Substantially all of the derivative instruments entered into in order to mitigate the price exposure for firm commitments relating to the purchase of heating oil, propane and natural gas to be sold to price plan customers are designated as fair value hedges. The ineffective portion of changes in a hedge’s fair value, together with changes in the fair value of derivative instruments that are not designated as hedges or which do not qualify for hedge accounting are recognized currently in earnings.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended June 30, 2002, the change in accumulated other comprehensive income (loss) is principally attributable to the increase in fair value of additional hedging instruments entered into during the period, designated as cash flow hedges. For the nine month period ended June 30, 2002, the change is principally attributable to the reclassification of accumulated losses on cash flow hedges that settled during the period offset in part by the increase in the effective portion of certain cash flow hedges in the first fiscal quarter.

Accounting Principles Not Yet Adopted

In July 2001, the FASB issued Statement No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangible Assets.” Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as for all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Partnership adopted the provisions of Statement No. 141 effective July 1, 2001 and Statement No. 142 is required to be adopted effective October 1, 2002. Futhermore, any goodwill or any intangible asset determined to have an indefinite useful life that are acquired in a purchase method business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142.

Statement No. 141 will require upon adoption of Statement No. 142, that the Partnership evaluate its existing intangible assets and goodwill that were acquired in a prior purchase method business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, the Partnership will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Partnership will be required to test the intangible asset for impairment in accordance with the provisions of Statement No. 142 within the first quarter of fiscal 2003. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in that period.

In connection with the transitional goodwill impairment evaluation, Statement No. 142 will require the Partnership to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Partnership must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Partnership will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it with the reporting unit’s carrying amount.

To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Partnership must perform the second step of the transitional impairment test. In the second step, the Partnership must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement No. 141, with its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Partnership’s statement of operations.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2002, the Partnership had unamortized goodwill in the amount of $266.0 million. The Partnership also has $200.6 million of unamortized identifiable intangible assets, which will be subject to the transition provisions of Statements No. 141 and No. 142. Amortization expense related to goodwill was $5.9 million and $6.2 million for the nine months ended June 30, 2001 and 2002, respectively. Since July 1, 2001, the Partnership’s adoption date of Statement No. 141, the Partnership acquired $87.3 million of goodwill subject to Statement No. 142. As a result, these assets were not amortized; however, amortization expense would have been increased approximately $0.9 million and $2.5 million, if this goodwill had been amortized for the three and nine months ended June 30, 2002, respectively. Because of the extensive effort needed to comply with adopting Statements No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Partnership’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations”. Statement No. 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred. Statement No. 143 also requires the recording of a corresponding asset, and to depreciate that amount over the life of the asset. The liability is then increased at the end of each period to reflect the passage of time and changes in the initial fair value measurement. The Partnership is required to adopt the provisions of Statement No. 143, effective October 1, 2002 and has not yet determined the extent of its impact, if any.

In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. The Partnership is required to adopt the provisions of Statement No. 144, effective October 1, 2002 and has not yet determined the extent of its impact, if any.

3)    Interest Rate Swaps

In March 2002, the heating oil segment entered into two interest rate swap agreements designed to hedge $73.0 million in underlying fixed rate senior note obligations, in order to reduce overall interest expense. The swap agreements, which expire August 1, 2006, require the counterparties to pay an amount based on the stated fixed interest rate (annual rate 8.05%) pursuant to the senior notes for an aggregate $2.9 million due every six months on August 1 and February 1. In exchange, the heating oil segment is required to make semi-annual floating interest rate payments on the first of August and February based on an annual interest rate equal to the 6 month LIBOR interest rate plus 2.83% applied to the same notional amount of $73.0 million. The swap agreements have been recognized as fair value hedges. Amounts to be paid or received under the interest rate swap agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. At June 30, 2002, the Partnership recognized an approximate $2.3 million increase in the fair market value of its interest rate swaps which is recorded in other assets. In addition, the fair value of long term debt increased by a corresponding amount.

4)    Segment Reporting

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Partnership has four reportable segments: a retail distributor of heating oil, a retail distributor of propane, a reseller of natural gas and electricity and the public master limited partnership, Star Gas Partners. Management has chosen to organize the enterprise under these four segments in order to leverage the expertise it has in each industry, allow each segment to continue to strengthen its core competencies and provide a clear means for evaluation of operating results.

The heating oil segment is primarily engaged in the retail distribution of home heating oil, related equipment services, and equipment sales to residential and commercial customers. It operates primarily in the Northeast and Mid-Atlantic states. Home heating oil is principally used by the Partnership’s residential and commercial customers to heat their homes and buildings, and as a result, weather conditions have a significant impact on the demand for home heating oil.

The propane segment is primarily engaged in the retail distribution of propane and related supplies and equipment to residential, commercial, industrial, agricultural and motor fuel customers, in the Midwest, Northeast, Florida and Georgia. Propane is used primarily for space heating, water heating and cooking by the Partnership’s residential and commercial customers and as a result, weather conditions also have a significant impact on the demand for propane.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The natural gas and electric reseller segment is primarily engaged in offering natural gas and electricity to residential consumers in deregulated energy markets. In deregulated energy markets, customers have a choice in selecting energy suppliers to power and / or heat their homes. As a result, a significant portion of this segment’s revenue is directly related to weather conditions. TG&E operates in nine markets in the Northeast, Mid-Atlantic and Florida, where competitors range from independent resellers, like TG&E, to large public utilities.

The public master limited partnership segment includes the office of the Chief Executive Officer and has the responsibility for maintaining investor relations and investor reporting for the Partnership.

The following are the condensed statements of operations and balance sheets for each segment as of and for the periods indicated. There were no inter-segment sales.

	Three Months Ended
	June 30, 2001					June 30, 2002
	(unaudited)					(unaudited)
(in thousands)
Statements of Operations	Heating Oil	Propane	TG&E	Partners	Consol.	Heating Oil	Propane	TG&E	Partners	Consol.
Sales	$117,197	$32,418	$16,437	$—	$166,052	$145,243	$34,313	$9,169	$—	$188,725
Cost of sales	90,782	16,623	15,864	—	123,269	104,859	14,359	7,794	—	127,012
Delivery and branch	30,785	13,552	—	—	44,337	41,248	15,902	—	—	57,150
Deprec. and amortization	7,017	3,720	292	2	11,031	10,059	4,339	626	3	15,027
G & A expense	2,439	1,962	3,843	1,503	9,747	3,257	1,962	4,019	530	9,768
TG&E customer acquisition expense	—	—	525	—	525	—	—	350	—	350
Unit compensation expense	—	—	—	772	772	—	—	—	74	74

Operating loss	(13,826)	(3,439)	(4,087)	(2,277)	(23,629)	(14,180)	(2,249)	(3,620)	(607)	(20,656)
Net interest expense (income)	4,540	3,041	780	(474)	7,887	5,418	3,263	925	(839)	8,767
Amortization of debt issuance costs	98	63	—	—	161	353	64	—	—	417

Income (loss) before income taxes	(18,464)	(6,543)	(4,867)	(1,803)	(31,677)	(19,951)	(5,576)	(4,545)	232	(29,840)
Income tax (benefit)	25	89	—	—	114	50	48	—	—	98

Net income (loss)	$(18,489)	$(6,632)	$(4,867)	$(1,803)	$(31,791)	$(20,001)	$(5,624)	$(4,545)	$232	$(29,938)

Capital expenditures	$3,598	$1,381	$247	$—	$5,226	$2,136	$1,253	$85	$—	$3,474

	Nine Months Ended
	June 30, 2001					June 30, 2002
	(unaudited)					(unaudited)
(in thousands)
Statements of Operations	Heating Oil	Propane	TG&E	Partners	Consol.	Heating Oil	Propane	TG&E	Partners	Consol.
Sales	$681,872	$196,181	$81,950	$—	$960,003	$690,266	$163,324	$32,643	$—	$886,233
Cost of sales	489,064	109,317	74,160	—	672,541	467,078	69,373	26,790	—	563,241
Delivery and branch	108,518	42,992	—	—	151,510	135,417	45,547	—	—	180,964
Deprec. and amortization	20,128	10,147	769	6	31,050	30,317	12,385	1,330	7	44,039
G & A expense	7,725	5,197	8,145	4,200	25,267	10,088	5,459	9,415	2,254	27,216
TG&E customer acquisition expense	—	—	1,896	—	1,896	—	—	756	—	756
Unit compensation expense	—	—	—	1,991	1,991	—	—	—	239	239

Operating income (loss)	56,437	28,528	(3,020)	(6,197)	75,748	47,366	30,560	(5,648)	(2,500)	69,778
Net interest expense (income)	15,451	8,734	2,111	(1,289)	25,007	18,531	9,864	2,635	(2,362)	28,668
Amortization of debt issuance costs	290	167	—	—	457	844	192	—	—	1,036

Income (loss) before income taxes	40,696	19,627	(5,131)	(4,908)	50,284	27,991	20,504	(8,283)	(138)	40,074
Income tax (benefit)	1,550	202	1	—	1,753	(1,850)	143	—	—	(1,707)

Income (loss) before cumulative change in accounting principle	39,146	19,425	(5,132)	(4,908)	48,531	29,841	20,361	(8,283)	(138)	41,781
Cumulative change in accounting principle	2,093	(229)	(398)	—	1,466	—	—	—	—	—

Net income (loss)	$41,239	$19,196	$(5,530)	$(4,908)	$49,997	$29,841	$20,361	$(8,283)	$(138)	$41,781

Capital expenditures	$8,059	$3,916	$316	$—	$12,291	$6,756	$4,235	$663	$—	$11,654

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30, 2001					June 30, 2002 (unaudited)
Balance Sheets	Heating Oil	Propane	TG&E	Partners	(1) Consol.	Heating Oil	Propane	TG&E	Partners	(1) Consol.

(in thousands)
ASSETS
Current assets
Cash and equivalents	$7,181	$3,655	$102	$6,290	$17,228	$7,400	$10,248	$—	$35,845	$53,493
Receivables, net	82,484	12,002	10,487	—	104,973	72,813	11,606	7,076	—	91,495
Inventories	24,735	13,181	3,214	—	41,130	21,965	8,966	1,511	—	32,442
Prepaid expenses and other current assets	16,921	3,523	2,349	—	21,931	20,820	3,193	1,894	84	25,129

Total current assets	131,321	32,361	16,152	6,290	185,262	122,998	34,013	10,481	35,929	202,559
Property and equipment, net	72,204	162,680	487	—	235,371	66,383	171,844	838	—	239,065
Long-term portion of accounts receivable	6,752	—	—	—	6,752	6,753	—	—	—	6,753
Investment in subsidiaries	—	108,035	—	194,647	—	—	137,019	—	246,429	—
Intangibles and other	381,348	77,750	12,117	219	471,434	366,736	98,381	10,958	—	476,075

Total assets	$591,625	$380,826	$28,756	$201,156	$898,819	$562,870	$441,257	$22,277	$282,358	$924,452

LIABILITIES AND PARTNERS’ CAPITAL	Heating Oil	Propane	TG&E	Partners	(1) Consol.	Heating Oil	Propane	TG&E	Partners	(1) Consol.
Current liabilities
Accounts payable	$22,407	$5,682	$7,711	$—	$35,800	$14,790	$3,849	$5,196	$—	$23,835
Working capital Facility borrowings	—	8,400	5,466	—	13,866	—	—	3,672	—	3,672
Current maturities of of long-term debt	1,184	8,702	2,000	—	11,886	58,783	10,624	2,095	—	71,502
Accrued expenses and other current liabilities	63,895	10,267	1,052	2,464	77,678	49,583	12,798	1,186	1,365	64,932
Due to affiliate	(185)	(1,450)	2,069	(434)	—	(1,815)	(2,576)	2,595	1,796	—
Unearned service contract revenue	24,575	—	—	—	24,575	25,728	—	—	—	25,728
Customer credit balances	45,456	18,053	1,698	—	65,207	41,946	7,903	4,446	—	54,295

Total current liabilities	157,332	49,654	19,996	2,030	229,012	189,015	32,598	19,190	3,161	243,964
Long-term debt	314,148	142,375	563	—	457,086	228,793	163,564	—	—	392,357
Other	12,110	2,307	40	—	14,457	8,043	1,753	—	—	9,796
Partners’ capital equity capital	108,035	186,490	8,157	199,126	198,264	137,019	243,342	3,087	279,197	278,335

Total liabilities and Partners’ Capital	$591,625	$380,826	$28,756	$201,156	$898,819	$562,870	$441,257	$22,277	$282,358	$924,452

(1)	The consolidated amounts include the necessary entries to eliminate the investment in Petro Holdings, Star Gas Propane and TG&E.

5)    Acquisitions

During the nine month period ending June 30, 2002, the Partnership acquired three retail heating oil dealers and five retail propane dealers. The aggregate consideration for these acquisitions accounted for by the purchase method of accounting was approximately $41.9 million. Purchase prices have been allocated to the acquired assets and liabilities based on their respective fair market values on the dates of acquisition. The purchase prices in excess of the fair values of net assets acquired are classified as intangibles in the Condensed Consolidated Balance Sheets.

The following table indicates the allocation of the aggregate purchase price paid for these acquisitions and the respective periods of amortization assigned:

	Useful Lives
(in thousands)
Land	$762	—
Buildings	660	30 years
Furniture & fixtures	510	10 years
Fleet	1,812	5-30 years
Tanks and equipment	8,784	5-30 years
Customer lists	18,981	7-15 years
Restrictive covenants	10	5 years
Goodwill	8,951	—
Working capital	1,413	—

Total	$41,883

Sales and net income have been included in the Condensed Consolidated Statements of Operations from the respective dates of acquisition. The following unaudited pro forma information presents the results of operations of the Partnership, including acquisitions, as if the acquisitions had taken place on October 1, 2000.

	Nine Months Ended June 30,
	2001	2002
(in thousands, except per unit data)
Sales	$1,276,857	$897,509
Net income	$70,974	$43,063
General Partner’s interest in net income	$1,058	$503
Limited Partners’ interest in net income	$69,916	$42,560
Basic net income per limited partner unit	$2.45	$1.49
Diluted net income per limited partner unit	$2.45	$1.49

6)    Supplemental Disclosure of Cash Flow Information

	Nine Months Ended June 30,
	2001	2002
(in thousands)
Cash paid during the period for:
Income taxes	$796	$1,007
Interest	$25,631	$31,086
Non-cash investing activities: Acquisitions:
Decrease in intangibles and other assets	$—	$943
Decrease in accrued expenses	$—	$(943)
Non-cash financing activities:
Increase in long-term debt	$—	$1,774
Increase in other assets	$—	$(2,337)
Decrease in intangibles and other assets	$—	$563

7)    Earnings Per Limited Partner Unit

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2002	2001	2002
	(unaudited)		(unaudited)
(in thousands, except per unit data)
Income (loss) before cumulative effect of change in accounting principle per Limited Partner unit
Basic	$(1.38)	$(1.02)	$2.21	$1.47
Diluted	$(1.38)	$(1.02)	$2.20	$1.47
Cumulative effect of change in accounting principle per Limited Partner unit
Basic	$—	$—	$0.07	$—
Diluted	$—	$—	$0.07	$—
Net income (loss) per Limited Partner unit
Basic	$(1.38)	$(1.02)	$2.28	$1.47
Diluted	$(1.38)	$(1.02)	$2.27	$1.47
Basic Earnings Per Unit:
Net income (loss)	$(31,791)	$(29,938)	$49,997	$41,781
Less: General Partner’s interest in net income (loss)	(449)	(331)	745	488

Limited Partners’ interest in net income (loss)	$(31,342)	$(29,607)	$49,252	$41,293

Common Units	19,725	25,478	18,588	24,631
Senior Subordinated Units	2,697	3,134	2,670	3,092
Junior Subordinated Units	345	345	345	345

Weighted average number of Limited Partner units Outstanding	22,767	28,957	21,603	28,068

Basic earnings per unit	$(1.38)	$(1.02)	$2.28	$1.47

Diluted Earnings Per Unit:
Limited Partners’ interest in net income (loss)	$(31,342)	$(29,607)	$49,252	$41,293

Weighted average number of Limited Partner units outstanding	22,767	28,957	21,603	28,068
Senior subordinated units anticipated to be issued under employee incentive plan	—	—	113	42

Diluted weighted average number of Limited Partner units	22,767	28,957	21,716	28,110

Diluted earnings per unit	$(1.38)	$(1.02)	$2.27	$1.47

8)    Subsequent Event

Cash Distributions—On August 1, 2002, the Partnership announced that it would pay a cash distribution of $0.575 per Common Unit and $0.250 per Senior Subordinated Unit, for the quarter ended June 30, 2002. The distribution will be paid on August 14, 2002, to unitholders of record on August 9, 2002.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which represent the Partnership’s expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on the Partnership’s financial performance, the price and supply of home heating oil, propane, electricity and natural gas and the ability of the Partnership to obtain new accounts and retain existing accounts. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Partnership’s expectations (“Cautionary Statements”) are disclosed in this Report, including without limitation, in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

The Partnership adopted SFAS No. 133 on October 1, 2000 and has since recorded its derivatives at fair market value. As a result, net income for the nine months ended June 30, 2001 was $1.8 million less than it would have been had the Standard not been adopted and net income for the nine months ended June 30, 2002 was $5.0 million more than it would have been had the Standard not been adopted. Net income for the quarter ended June 30, 2001 was $2.2 million less than it would have been had the Standard not been adopted and net income for the quarter ended June 30, 2002 was $1.2 million more than it would have been had the Standard not been adopted. The effect of the Standard has no impact in how the Partnership evaluates its ability to make the minimum quarterly distribution.

THREE MONTHS ENDED JUNE 30, 2002
COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Volume

For the three months ended June 30, 2002, retail volume of heating oil and propane increased 19.0 million gallons, or 24.9%, to 95.1 million gallons, as compared to 76.1 million gallons for the three months ended June 30, 2001. This increase was due to a 14.2 million gallon increase in the heating oil segment and by a 4.8 million gallon increase in the propane segment. The increase in volume was due to the impact of additional volume provided as a result of acquisitions and to a lesser extent by the impact of colder temperatures. Customer attrition in the heating oil segment partially offset these volume increases. Temperatures in the Partnership’s areas of operations were an average of 15.6% colder than in the prior year’s comparable quarter and approximately 9% colder than normal.

Sales

For the three months ended June 30, 2002, sales increased $22.7 million, or 13.7%, to $188.7 million, as compared to $166.1 million for the three months ended June 30, 2001. This increase was due to $28.0 million higher heating oil segment sales, $1.9 million higher propane segment sales, partially offset by a $7.3 million decrease in TG&E sales. Sales increased largely as a result of the higher retail volume in the heating oil and propane segments partially offset by lower selling prices. Selling prices, in all segments, decreased versus the prior year’s comparable period in response to lower product commodity costs. Sales of rationally related products including heating equipment installation and service and water softeners increased in the heating oil segment by $10.3 million and by $1.2 million in the propane segment from the prior year’s comparable quarter due to acquisitions and internal growth. TG&E’s sales also decreased as a result of lower electricity sales from the segment’s strategic decision made during fiscal 2001 to redirect its resources toward the natural gas and deregulated energy markets offering greater potential for new opportunities and profitability.

Cost of Sales

For the three months ended June 30, 2002, cost of sales increased $3.7 million, or 3.0%, to $127.0 million, as compared to $123.3 million for the three months ended June 30, 2001. This increase was due to $14.1 million of higher cost of sales at the heating oil segment, partially offset by a $2.3 million lower propane segment cost of sales and a $8.1 million decrease in TG&E cost of sales. Cost of sales increased at the heating oil segment due to the cost of sales for the higher retail volume partially offset by the impact of lower supply cost. Cost of sales was lower at the propane segment due to lower product commodity costs on a per gallon basis. Lower electricity sales at TG&E also contributed to the reduction of TG&E’s cost of sales. While selling prices and supply cost decreased on a per gallon basis, the decrease in selling prices was less than the decrease in supply costs, which resulted in an increase in per gallon margins.

Delivery and Branch Expenses

For the three months ended June 30, 2002, delivery and branch expenses increased $12.8 million, or 28.9%, to $57.2 million, as compared to $44.3 million for the three months ended June 30, 2001. This increase was due to an additional $10.5 million of delivery and branch expenses at the heating oil segment and a $2.3 million increase in delivery and branch expenses for the propane segment. Delivery and branch expenses increased both at the heating oil and propane segments due to additional operating cost associated with acquired companies’ increased volumes and for the impact of inflation which was mitigated by a concerted cost reduction effort at both business segments. The heating oil segment’s delivery and branch expense also increased by approximately $1.3 million due to an increase in the estimate of the accrual required to cover certain insurance reserves.

Depreciation and Amortization Expenses

For the three months ended June 30, 2002, depreciation and amortization expenses increased $4.0 million, or 36.2%, to $15.0 million, as compared to $11.0 million for the three months ended June 30, 2001. This increase was primarily due to additional depreciation and amortization related to heating oil and propane acquisitions.

General and Administrative Expenses

For the three months ended June 30, 2002, general and administrative expenses increased $0.1 million, or 0.2%, to $9.8 million, as compared to $9.7 million for the three months ended June 30, 2001. The increase was due to additional general and administration expenses for the acquisition of Meenan Oil Co., Inc. and other acquisitions partially offset by lower general and administrative expenses at the Partnership level. General and administrative expenses also increased $0.2 million at TG&E. This increase was largely due to increased compensation incurred for professional staff additions and for the personnel hired for its collection project and was partially offset by approximately $0.8 million due to a lower provision for bad debts. The Partnership level decrease was primarily due to a reduction in the accrual for compensation earned for unit appreciation rights previously granted.

Approximately $0.5 million of expenses associated with the heating oil segment’s business process redesign project are included in general and administrative expenses for the three months ended June 30, 2002. One of the heating oil segment’s primary business strategies is to capitalize on its unique size in the home heating oil industry by accessing technological developments to operate more effectively. Preliminary observations indicate that improved process and technology can have a meaningful impact on reducing the heating oil division’s annual operating cost. The $0.5 million of expense incurred for this project largely consisted of consultant fees and travel related expenditures.

TG&E Customer Acquisition Expense

For the three months ended June 30, 2002, TG&E customer acquisition expense decreased $0.2 million, or 33.3% to $0.3 million, as compared to $0.5 million for the three months ended June 30, 2001. This TG&E expense is for the cost of acquiring new accounts through the services of a third party direct marketing company.

Unit Compensation Expense

For the three months ended June 30, 2002, unit compensation expense decreased $0.7 million, or 90.4%, to $0.1 million, as compared to $0.8 million for the three months ended June 30, 2001. The decrease was due to a reduction in the accrual for units expected to be earned versus the prior year under the Partnership’s Unit Incentive Plan pursuant to which certain employees were granted senior subordinated units as an incentive for increased efforts during employment and as an inducement to remain in the service of the Partnership. The Partnership believes that these contingent units will not vest for fiscal 2002.

Interest Expense, net

For the three months ended June 30, 2002, interest expense, net increased $0.9 million, or 11.1%, to $8.8 million, as compared to $7.9 million for the three months ended June 30, 2001. This increase was due to additional interest expense for the financing of propane and heating oil acquisitions partially offset by lower interest expense for working capital borrowings and for approximately $0.5 million of interest savings from the heating oil segment’s interest rate swap.

Net Loss

For the three months ended June 30, 2002, the net loss decreased $1.9 million, or 5.8%, to $29.9 million, as compared to $31.8 million for the three months ended June 30, 2001. The decrease was due to a $1.0 million decrease in the net loss at the propane segment, a $0.3 million decrease in the net loss at TG&E and a $2.0 million reduction in the net loss at the Partnership level offset partially by an increase in the net loss of $1.5 million at the heating oil segment. The reduction in the net loss was primarily due to the impact of a per gallon improvement in gross profit margins, a reduction in unit compensation and unit appreciation rights accruals and from an increase in volume due to colder weather.

Earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of fixed assets and before the impact of SFAS No. 133 (EBITDA)

For the three months ended June 30, 2002, earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of fixed assets and before the impact of SFAS No. 133 (EBITDA) increased $2.7 million, or 30.0% to a loss of $6.3 million as compared to a loss of $9.0 million, for the three months ended June 30, 2001. This increase was due to a $2.0 million increase at the propane segment, a $0.7 million increase in TG&E’s EBITDA and a $1.0 million increase at the Partnership level partially offset by a $0.8 million decrease at the heating oil segment. The increase in EBITDA was largely due to the impact of higher per gallon gross profit margins, increased volume due to colder weather and EBITDA generated by acquisitions. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership’s ability to make the Minimum Quarterly Distribution. The definition of “EBITDA” set forth above may be different from that used by other companies.

NINE MONTHS ENDED JUNE 30, 2002

COMPARED TO NINE MONTHS ENDED JUNE 30, 2001

Volume

For the nine months ended June 30, 2002, retail volume of home heating oil and propane increased 27.2 million gallons, or 5.3%, to 537.6 million gallons, as compared to 510.4 million gallons for the nine months ended June 30, 2001. This increase was due to a 24.5 million gallon increase in the heating oil segment and a 2.6 million increase in the propane segment. The increase in volume reflects the impact of additional volume provided by acquisitions, which was offset by the impact of significantly warmer temperatures and to a much lesser extent by customer attrition in the heating oil segment. Temperatures in the Partnership’s areas of operations were an average of 17.8% warmer than in the prior year’s comparable period and approximately 19% warmer than normal. The abnormally warm weather made the past heating season the warmest in over a hundred years with temperatures approximately 6% higher than the next warmest year in the century.

Sales

For the nine months ended June 30, 2002, sales decreased $73.8 million, or 7.7%, to $886.2 million, as compared to $960.0 million for the nine months ended June 30, 2001. This decrease was due to $32.9 million lower propane segment sales and $49.3 million lower TG&E sales partially offset by a $8.4 million increase in sales at the heating oil segment. Sales decreased largely as a result of lower selling prices which were only partially offset by sales from the higher retail volume in the heating oil and propane segments. Selling prices, in all segments, decreased versus the prior year’s comparable period in response to lower product commodity costs. Sales also decreased at the TG&E segment due to lower electricity sales as previously mentioned in the three month analysis. Sales of rationally related products, including heating and air conditioning equipment installation and service and water softeners increased in the heating oil segment by $34.3 million and by $2.7 million in the propane segment from the prior year’s comparable nine months due to acquisitions and internal growth.

Cost of Sales

For the nine months ended June 30, 2002, cost of sales decreased $109.3 million, or 16.3%, to $563.2 million, as compared to $672.5 million for the nine months ended June 30, 2001. This decrease was due to $22.0 million of lower cost of sales at the heating oil segment, $39.9 million lower propane segment cost of sales and a $47.4 million decrease in TG&E cost of sales. Cost of sales decreased due to the impact of lower product commodity cost partially offset by the cost of sales for the higher retail volume sales. TG&E cost of sales also decreased due to the lower electricity sales. While selling prices and supply cost decreased on a per gallon basis, the decrease in selling prices was less than the decrease in supply costs, which resulted in an increase in per gallon margins.

Delivery and Branch Expenses

For the nine months ended June 30, 2002, delivery and branch expenses increased $29.5 million, or 19.4%, to $181.0 million, as compared to $151.5 million for the nine months ended June 30, 2001. This increase was due to an additional $26.9 million of delivery and branch expenses at the heating oil segment and a $2.6 million increase in delivery and branch expenses for the propane segment. Delivery and branch expenses increased both at the heating oil and propane segments largely due to additional operating costs associated with acquired companies’ increased volumes and due to the impact of inflation. The increase in delivery and branch expenses was mitigated by the purchase of weather insurance that allowed the Partnership to record approximately $6.4 million of net weather insurance recoveries.

Depreciation and Amortization Expenses

For the nine months ended June 30, 2002, depreciation and amortization expenses increased $13.0 million, or 41.8%, to $44.0 million, as compared to $31.0 million for the nine months ended June 30, 2001. This increase was primarily due to additional depreciation and amortization related to heating oil and propane acquisitions, which was partially offset by the effects of the adoption of SFAS No. 141 on July 1, 2001.

General and Administrative Expenses

For the nine months ended June 30, 2002, general and administrative expenses increased $1.9 million, or 7.7%, to $27.2 million, as compared to $25.3 million for the nine months ended June 30, 2001. The increase was due to additional general and administration expenses for the acquisition of Meenan Oil Co., Inc. and other acquisitions, $1.4 million for business process redesign expenses at the heating oil segment and for increased compensation expense for TG&E. The increased compensation for TG&E was incurred for professional staff additions, hiring of personnel for its collection project and for severances paid to former employees in connection with the relocation of its corporate office to New Jersey. General and administrative expense were lower at the Partnership level due to a reduction in the accrual for compensation earned for unit appreciation rights previously granted.

TG&E Customer Acquisition Expense

For the nine months ended June 30, 2002, TG&E customer acquisition expense decreased $1.1 million, or 60.1% to $0.8 million, as compared to $1.9 million for the nine months ended June 30, 2001. This TG&E segment expense is for the cost of acquiring new accounts through the services of a third party direct marketing company. The number of accounts acquired in fiscal 2002 through third party direct marketing was lower than in the previous fiscal period due to a more stringent profile for accepting new customers than was in place for fiscal 2001.

Unit Compensation Expense

For the nine months ended June 30, 2002, unit compensation expense decreased $1.8 million, or 88.0%, to $0.2 million, as compared to $2.0 million for the nine months ended June 30, 2001. The decrease was due to a reduction in the accrual for units expected to be earned versus the prior year under the Partnership’s Unit Incentive Plan pursuant to which certain employees were granted senior subordinated units as an incentive for increased efforts during employment and as an inducement to remain in the service of the Partnership. The Partnership believes that these contingent units will not vest for fiscal 2002.

Interest Expense, net

For the nine months ended June 30, 2002, interest expense, net increased $3.7 million, or 14.6%, to $28.7 million, as compared to $25.0 million for the nine months ended June 30, 2001. This increase was due to additional interest expense for the financing of propane and heating oil acquisitions partially offset by lower interest expense for working capital borrowings.

Income Tax Expense (benefit)

For the nine months ended June 30, 2002, income tax expense decreased $3.5 million, or 197.4%, to a tax benefit of $1.7 million, as compared to an expense of $1.8 million for the nine months ended June 30, 2001. This decrease was due to the availability of carrying back certain Federal tax losses resulting from a change in the tax laws enacted during the current nine months of approximately $2.2 million and for lower state income taxes based upon the lower pretax earnings achieved for the nine months ended June 30, 2002.

Cumulative Effect of Adoption of Accounting Principle

For the nine months ended June 30, 2001, the Partnership recorded a $1.5 million increase in net income arising from the adoption of SFAS No. 133.

Net Income

For the nine months ended June 30, 2002, net income decreased $8.2 million, or 16.4%, to $41.8 million, as compared to $50.0 million for the nine months ended June 30, 2001. The decrease was due to a $11.4 million decrease in net income at the heating oil segment and a $2.8 million increase in the net loss at TG&E partially offset by a $1.2 million increase in net income at the propane segment and a $4.8 million reduction in the net loss at the Partnership level. The reduction in the net income was primarily due to decreased volume from the impact of the warmer weather, partially offset by a per gallon improvement in gross profit margins, net weather insurance recoveries, the tax benefit of the tax loss carryback and by net income generated from acquisitions.

Earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of fixed assets and before the impact of SFAS No. 133 (EBITDA)

For the nine months ended June 30, 2002, earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of fixed assets and before the impact of SFAS No. 133 (EBITDA) decreased $4.0 million, or 3.5% to $110.0 million as compared to $113.9 million, for the nine months ended June 30, 2001. This decrease was due to $7.0 million of less EBITDA generated by the heating oil segment and a $3.0 million decrease in TG&E’s EBITDA partially offset by a $4.0 million increase in the propane segment and a $1.9 million increase at the Partnership level. The decrease in EBITDA was largely due to the impact on volume of warmer temperatures, partially offset by higher per gallon gross profit margins, net weather insurance recoveries and EBITDA generated by acquisitions. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership’s ability to make the Minimum Quarterly Distribution. The definition of “EBITDA” set forth above may be different from that used by other companies.

Liquidity and Capital Resources

During the nine months ended June 30, 2002, the Partnership sold 3.7 million Common Units, the net proceeds of which, net of underwriter’s discount, commission, and offering expenses was $69.7 million. These funds combined with net cash provided by $0.3 million in net working capital and acquisition facility borrowings, $1.5 million in proceeds from the sale of fixed assets, and $85.0 million generated from operating activities, totaled $156.5 million. Such funds were used for acquisitions of $41.9 million, distributions of $47.3 million, debt repayment of $17.5 million, capital expenditures of $11.7 million and other financing activities of $1.8 million. As a result of the above activity, cash increased by $36.3 million to $53.5 million as of June 30, 2002. The Partnership has bank working capital facilities of $156.4 million, of which $3.7 million was outstanding as of June 30, 2002. Available borrowing capacity under these working capital facilities as of June 30, 2002 was $72.8 million.

Due to the impact on operations of the record warm weather conditions experienced during the 2001-2002 heating season, the Partnership’s heating oil segment did not meet certain of its bank facility agreement covenants. The noncompliance was resolved with an amendment to the heating oil segment’s bank facility agreements, signed on April 25, 2002. As a result, the heating oil segment is currently in compliance with these covenants. Future failure to comply with the various restrictive and affirmative covenants of the Partnership’s various bank and note facility agreements could negatively impact the Partnership’s ability to incur additional debt and/or pay distributions and could cause certain debt to become currently payable.

The heating oil segment has $45.3 million of senior secured notes coming due on October 1, 2002. The Partnership plans to meet this obligation through a combination of proceeds to be raised from a new debt issuance as well as using a portion of the proceeds received from the above mentioned equity offerings. The segment’s ability to incur indebtedness is dependent upon obtaining a technical modification to its existing intercreditor agreement. The Partnership expects to get the required approvals to complete this modification. If the approvals were not obtained, the Partnership would then intend to repay the debt with $45.3 million of equity offering proceeds, a portion of which is currently being used to finance working capital needs. The heating oil segment also has $11.0 million of senior secured notes maturing in April 2003. The intention of the segment, barring any limitation of debt incurrence ability, would be to refinance this maturity with a new debt issuance. In addition, in June 2002, the credit rating service, Fitch Ratings, reaffirmed its “BBB” rating on the propane segment’s notes while it placed on rating watch negative its “BBB” rating of the heating oil segment’s senior secured notes.

For the remainder of fiscal 2002, the Partnership anticipates paying interest of approximately $10 million and anticipates growth and maintenance capital additions of approximately $4 million. In addition, the Partnership plans to pay distributions on its units to the extent there is sufficient available cash in accordance with the partnership agreement. The Partnership expects that its acquisition activity through the upcoming heating season will be temporarily curtailed as compared to prior periods. The Partnership will, however, prudently fund any acquisitions made through a combination of debt and equity. Based on its current cash position, proceeds from the above mentioned common unit offering, bank credit availability and anticipated net cash to be generated from operating activities, the Partnership expects to be able to meet all of its obligations for the next twelve months.

Item. 3.     Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to interest rate risk primarily through its Bank Credit Facilities due to the fact that they are subject to variable interest rates. The Partnership utilizes these borrowings to meet its working capital needs and also to fund the short-term needs of its acquisition program.

At June 30, 2002, the Partnership had outstanding borrowings totaling $467.5 million, of which approximately $32.2 million is subject to variable interest rates under its Bank Credit Facilities. The Partnership also has an interest rate swap for $73.0 million of fixed rate borrowings. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $1.1 million annually.

The Partnership also selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and future market price of home heating oil, propane and natural gas. The Partnership does not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Partnership would pay for the product being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at June 30, 2002, the potential gain on the Partnership’s hedging activity would be to increase the fair market value of these outstanding derivatives by $1.8 million to a fair market value of $4.1 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $1.8 million to a fair market value of $0.5 million.

PART II OTHER INFORMATION

Item	6. Exhibits and Reports on Form 8-K

(a)  Exhibits Included Within:

(None)

(b)  Reports on Form 8-K:

6/5/02—
This Form 8-K consists of a copy of the underwriting agreement for a firm commitment public offering of up to 1,800,000 common units (plus a 15% over-allotment option) of the registrant that were previously registered pursuant to a shelf registration statement on Form S-3 (SEC File No. 333-57994)

6/6/02—
This Form 8-K consists of the following historical press release: Star Gas Partners, L.P. (the “Partnership”) (NYSE: SGU, SGH), a diversified energy distributor and services provider—specializing in heating oil, propane, natural gas and electricity, announced today that Fitch Rating Service has reaffirmed its (BBB) rating on the First Mortgage Notes issued by Star’s subsidiary Star Gas Propane. At the same time, Fitch has placed on rating watch negative its (BBB) rating of the Senior Secured Notes of Star’s subsidiary, Petro.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

STAR GAS PARTNERS, L.P.

By:	/s/ STAR GAS LLC (GENERAL PARTNER)

Signature	Title	Date

/s/ AMI TRAUBER Ami Trauber	Chief Financial Officer Star Gas LLC(Principal Financial Officer)	August 1, 2002

/s/ JAMES J. BOTTIGLIERI James J. Bottiglieri	Vice President Star Gas LLC	August 1, 2002