Form 10-Q/A
period 2002-06-30
STAR GAS PARTNERS LP
filed 2002-08-01
CIK 1002590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of July 25, 2002:

27,130,446	Common Units
3,134,110	Senior Subordinated Units
345,364	Junior Subordinated Units
325,729	General Partner Units

PART II OTHER INFORMATION

Item	6. Exhibits and Reports on Form 8-K

(a)    Exhibits Included Within:

99.1 Certification	of Chief Executive Officer

99.2 Certification	of Chief Financial Officer

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

2

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

STAR GAS PARTNERS, L.P.

By:	/s/ STAR GAS LLC (GENERAL PARTNER)

Signature	Title	Date

/s/ AMI TRAUBER Ami Trauber	Chief Financial Officer Star Gas LLC (Principal Financial Officer)	August 1, 2002

/s/ JAMES J. BOTTIGLIERI James J. Bottiglieri	Vice President Star Gas LLC	August 1, 2002

Exhibit List

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

3