Form 10-K
period 2002-09-30
STAR GAS PARTNERS LP
filed 2002-12-23
CIK 1002590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 33-98490

STAR GAS PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware	06-1437793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2187 Atlantic Street, Stamford, Connecticut	06902
(Address of principal executive office)	(Zip Code)

(203) 328-7300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units	New York Stock Exchange
Senior Subordinated Units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of Star Gas Partners, L.P. Common Units held by non-affiliates of Star Gas Partners, L.P. on December 9, 2002 was approximately $513,500,000. As of December 9, 2002 the number of Star Gas Partners, L.P. shares outstanding for each class of common stock was:

28,970,446	Common Units
3,134,110	Senior Subordinated Units
345,364	Junior Subordinated Units
325,729	General Partner Units

Documents Incorporated by Reference: None

STAR GAS PARTNERS, L.P.
2002 FORM 10-K ANNUAL REPORT

PART I
ITEM 1. BUSINESS

Structure

Star Gas Partners, L.P. (“Star Gas” or the “Partnership”) is a diversified home energy distributor and services provider, specializing in heating oil, propane, natural gas and electricity. Star Gas is a master limited partnership, which at September 30, 2002 had outstanding 29.0 million common units (NYSE: “SGU” representing an 88.4% limited partner interest in Star Gas Partners) and 3.1 million senior subordinated units (NYSE: “SGH” representing a 9.5% limited partner interest in Star Gas Partners) outstanding. Additional Partnership interests include 0.3 million junior subordinated units (representing a 1.1% limited partner interest) and 0.3 million general partner units (representing a 1.0% general partner interest).

Operationally the Partnership was organized at September 30, 2002 as follows:

•
Star Gas Propane, L.P., (“Star Gas Propane” or the “propane segment”) is a wholly owned subsidiary of Star Gas. Star Gas Propane markets and distributes propane gas and related products to approximately 300,000 customers in the Midwest, Northeast, Florida and Georgia.

•
Petro Holdings, Inc. (“Petro” or the “heating oil segment”), is the nation’s largest retail distributor of home heating oil and serves approximately 510,000 customers in the Northeast and Mid-Atlantic. Petro is an indirect wholly owned subsidiary of Star Gas Propane.

•
Total Gas and Electric (“TG&E” or the “natural gas and electric reseller segment”) is an energy reseller that markets natural gas and electricity to residential households in deregulated energy markets in New York, New Jersey, Florida and Maryland and serves over 55,000 residential customers. TG&E was formerly a wholly owned subsidiary of Star Gas, but subsequent to September 30, 2002, it became a wholly owned indirect subsidiary of Petro.

•
Star Gas Partners (“Partners” or the “Public Master Limited Partnership”) includes the office of the Chief Executive Officer and in addition has the responsibility for maintaining investor relations and investor reporting for the Partnership.

Seasonality

The Partnership’s fiscal year ends on September 30th. All references in this document are to fiscal years unless otherwise noted. The seasonal nature of the Partnership’s business results in the sale of approximately 35% of its volume in the first quarter (October through December) and 45% of its volume in the second quarter (January through March) of each year, the peak heating season, because propane, heating oil and natural gas are primarily used for space heating in residential and commercial buildings. The Partnership generally realizes net income in both of these quarters and net losses during the quarters ending June and September. In addition, sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices and other factors.

Gross profit is not only affected by weather patterns but also by changes in customer mix. For example, sales to residential customers ordinarily generate higher margins than sales to other customer groups, such as commercial or agricultural customers. In addition, gross profit margins vary by geographic region. Accordingly, gross profit margins could vary significantly from year to year in a period of identical sales volumes.

Propane

The propane segment is primarily engaged in the retail distribution of propane and related supplies and equipment to residential, commercial, industrial, agricultural and motor fuel customers. Customers are served from 116 branch locations and 64 satellite storage facilities in the Midwest, Northeast, Florida and Georgia. In addition to its retail business, the segment serves wholesale customers from its underground cavern and storage facilities in Seymour, Indiana. Based on sales dollars, approximately 95% of propane sales were to retail customers and approximately 5% were to wholesale customers. Retail sales have historically had a greater profit margin, more stable customer base and less price sensitivity as compared to the wholesale business.

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

Home Heating Oil

Home heating oil customers are served from 32 branch locations in the Northeast and Mid-Atlantic regions, from which the heating oil segment delivers heating oil and other petroleum products and installs and repairs heating equipment 24 hours a day, seven days a week, 52 weeks a year, generally within four hours of request. These services are an integral part of its basic heating oil business, and are designed to maximize customer satisfaction and loyalty. In 2002, the heating oil segment’s sales were derived of approximately 73% from sales of home heating oil; 19% from the installation and repair of heating and air conditioning equipment; and 8% from the sale of other petroleum products, including diesel fuel and gasoline, to commercial customers. In 2002, sales to residential customers represented 82% of the retail heating oil gallons sold and 92% of heating oil gross profits.

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

Natural Gas and Electricity

The Partnership is an independent reseller of natural gas and electricity to households and small commercial customers in deregulated markets. In the markets in which TG&E operates, natural gas and electricity are available from wholesalers. Substantially all of TG&E’s natural gas purchases were from major wholesalers in fiscal 2002. Natural gas is transported to the local utility, through purchased or assigned capacity on pipelines. In fiscal 2002, all of TG&E’s electricity requirements were purchased at market from the New York Independent System which delivers the electricity to the local utility company. The utility then delivers the gas and electricity to TG&E customers using their distribution system. The utility and TG&E coordinate delivery and billing, and also compete to sell natural gas and electricity to the ultimate consumer. Generally, TG&E pays the local utility a charge to provide certain customer related services like billing. Customers pay a separate delivery charge to the utility for bringing the natural gas or electricity from the customer’s chosen supplier. In the case of all but three of the utilities where TG&E currently sells energy, TG&E and local utility charges are itemized on one customer energy bill generated by the utility. For the remaining utilities, TG&E bills its customers directly.

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

In regard to our natural gas and electricity reselling segment, historically the local utility provided its customers with all three aspects of electric and natural gas service: generation or production, transmission and distribution of natural gas and electricity. However, under deregulation, state Public Utility Commissions throughout the country are licensing energy service companies (“ESCOs”), such as TG&E, to be approved as alternative suppliers of the commodity portion to end-users. ESCs will provide the “generation” function, supplying electricity to specific delivery points. ESCOs are essentially the “producers” of the electricity. ESCOs also act as natural gas distributors, as they bring natural gas to the local utility for redistribution on the utility system to the ultimate end-user, the customer. The local utility companies will continue to provide the “distribution” function, acting as the distributor of the electricity and natural gas. Restructuring (commonly called deregulation) means that consumers now have the option to select a new provider for the commodity portion of their bill—a new supplier of electricity or natural gas. ESCOs are often able to supply electricity or natural gas to end users at discounts when compared to what is paid to the current local utility.

Business Strategy

The Partnership’s primary objective is to increase cash flow on a per unit basis. The Partnership pursues this objective principally through (i) the pursuit of strategic acquisitions which capitalize on the Partnership’s acquisition expertise in the highly fragmented propane and home heating oil distribution industries, (ii) the realization of operating efficiencies in existing and acquired operations, (iii) a focus on customer growth and retention, (iv) the continued enhancement in public awareness of the Partnership’s quality brands and (v) the sale of rationally related products.

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

Recent Acquisitions

In fiscal 2002, the Partnership completed the purchase of four retail heating oil dealers for $4.7 million and eight retail propane dealers for $44.5 million.

Propane Segment

Operations

Retail propane operations are located in the following states:

Connecticut	Indiana (continued)	Michigan	Ohio	Rhode Island
Stamford	Nashville	Big Rapids	Bowling Green	Davisville
Hartford	New Salisbury	Charlotte	Cincinnati
	N. Manchester	Chassell	Columbiana	West Virginia
Florida	Portland	Coleman	Columbus	(from Ironton, OH)
Bronson	Remington	Hillsdale	Defiance
Chiefland	Richmond	Kalamazoo	Deshler
Crystal River	Rushville	Marquette	Dover	Wisconsin
High Springs	Seymour	Munising	Hebron	Black River Falls
Kissimmee	Sulphur Springs	Owosso	Ironton	Blair
Melbourne	Versailles	Somerset Center	Jamestown	Caledonia
New Smyrna Beach	Warren	Vassar	Kenton	Chetek
Pompano Beach	Waterloo		Lancaster	Eau Claire
	Winamac	Minnesota	Lewisburg	La Crosse
Georgia		Minnesota City	Lynchburg	Mauston
Blakely	Kentucky		Macon	Minocqua
	Dry Ridge	New Hampshire	Maumee	Mondovi
Illinois	Glencoe	Ossipee	Mt. Orab	Owen
Scales Mound	Prospect		Mt. Vernon	Prairie Du Chien
	Shelbyville	New Jersey	North Star	Richland Centre
Indiana		Bridgeton	Ripley	Shell Lake
Batesville	Maine	Maple Shade	Sabina	Tomah
Bedford	Fairfield	Pleasantville	Waverly
Bluffton	Fryeburg	Woodbine	West Union
College Corner	Wells
Columbia City	Windham	New York	Pennsylvania
Decatur		Addison	Hazleton
Ferdinand	Massachusetts	Bridgehampton	Mt. Pocono
Germfask	Belchertown	Penn Yan	Wellsboro
Greencastle	Rochdale	Poughkeepsie	Wind Gap
Jeffersonville	Westfield	Washingtonville
Lawrence	Swansea
Linton
Madison

In addition to selling propane, the segment also sells, installs and services equipment related to propane distribution, including heating and cooking appliances. At several locations, bottled water is sold and water conditioning equipment is either sold or leased. Typical branch locations consist of an office, an appliance showroom and a warehouse and service facility, with one or more 12,000 to 30,000 gallon bulk storage tanks. Satellite facilities typically contain only storage tanks. The distribution of propane at the retail level for the most part involves large numbers of small deliveries averaging 100 to 150 gallons to each customer. Retail deliveries of propane are usually made to customers by means of the propane segment’s fleet of bobtail and rack trucks.

Currently the propane segment has 573 bobtail and rack trucks. Propane is pumped from a bobtail truck, which generally holds 2,000 to 3,000 gallons, into a stationary storage tank at the customer’s premises. The capacity of these tanks ranges from approximately 24 gallons to approximately 1,000 gallons. The propane segment also delivers propane to retail customers in portable cylinders, which typically are picked up and replenished at distribution locations, then returned to the retail customer. To a limited extent, the propane segment also delivers propane to certain end-users of propane in larger trucks known as transports. These trucks have an average capacity of approximately 9,000 gallons. End-users receiving transport deliveries include industrial customers, large-scale heating accounts, such as local gas utilities that use propane as a supplemental fuel to meet peak demand requirements, and large agricultural accounts that use propane for crop drying and space heating.

Customers

Over the last three fiscal years, the propane segment’s residential customer base, excluding the impact of new customers obtained through acquisitions, remained flat as gains obtained through internal marketing offset customer losses. However, the propane segment has continued to grow through acquisitions and it completed eight acquisitions with approximately 31,000 customers with total annual volumes of 17.3 million gallons during fiscal 2002. Approximately 70% of the propane segment’s retail sales are made to residential customers and 30% of retail sales are made to commercial and agricultural customers. Sales to residential customers in 2002 accounted for approximately 75% of propane gross profit on propane sales, reflecting the higher-margin nature of this segment of the market. In excess of 95% of the retail propane customers lease their tanks from the propane segment. In most states, due to fire safety regulations, a leased tank may only be refilled by the propane distributor that owns that tank. The inconvenience associated with switching tanks greatly reduces a propane customer’s tendency to change distributors. Over half of the propane segment’s residential customers receive their propane supply under an automatic delivery system. The amount delivered is based on weather and historical consumption patterns. Thus, the automatic delivery system eliminates the customer’s need to make an affirmative purchase decision. The propane segment provides emergency service 24 hours a day, seven days a week, 52 weeks a year.

Competition

The propane industry is highly competitive; however, long-standing customer relationships are typical of the retail propane industry. The ability to compete effectively within the propane industry depends on the reliability of service, responsiveness to customers and the ability to maintain competitive prices. The propane segment believes that its superior service capabilities and customer responsiveness differentiates it from many of its competitors. Branch operations offer emergency service 24 hours a day, seven days a week, 52 weeks a year. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, smaller local independent marketers and farm cooperatives. Based on industry publications, the Partnership believes that the ten largest multi-state marketers, including its propane segment, account for approximately 35% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of the propane segment’s branches compete with five or more marketers or distributors. The principal factors influencing competition among propane marketers are price and service. Each retail distribution outlet operates in its own competitive environment. While retail marketers locate in close proximity to customers to lower the cost of providing delivery and service, the typical retail distribution outlet has an effective marketing radius of approximately 35 miles.

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

Home Heating Oil Segment

Operations

The Partnership’s heating oil segment serves approximately 515,000 customers in the Northeast and Mid-Atlantic states. In addition to selling home heating oil, the heating oil segment installs and repairs heating and air conditioning equipment. To a limited extent, it also markets other petroleum products. During the twelve months ended September 30, 2002, the total sales in the heating oil segment were comprised of approximately 73% from sales of home heating oil; 19% from the installation and repair of heating equipment; and 8% from the sale of other petroleum products. The heating oil segment provides home heating equipment repair service 24 hours a day, seven days a week, 52 weeks a year, generally within four hours of a request. It also regularly provides various service incentives to obtain and retain customers. The heating oil segment is consolidating its operations under two brand names, which it is building by employing an upgraded, professionally trained and managed sales force, together with a professionally developed marketing campaign, including radio and print advertising media. The heating oil segment has a nationwide toll free telephone number,  1-800-OIL-HEAT, which it believes helps build customer awareness and brand identity.

The heating oil segment is seeking to take advantage of its large size and to utilize modern technology to increase the efficiency and quality of services provided to its customers. The segment is seeking to create a more customer oriented service approach to significantly differentiate itself from its competitors. A core business process redesign project began this past fiscal year with an exhaustive effort to identify customer expectations and document existing business processes. The customer remains the focal point for change, although significant improvement in operational efficiency is also a goal. While the critical analysis and redesign of existing business processes continues, the segment has already documented near term opportunities for productivity and cost improvement. Preliminary conclusions indicate that improved processes and related technology investments could have a meaningful impact on reducing the heating oil segment’s annual operating costs and while also improving customer service.

The heating oil segment operates and markets in the following states:

New York	Massachusetts	New Jersey
Bronx, Queens and Kings Counties	Boston (Metropolitan)	Camden
Dutchess County	Northeastern Massachusetts	Lakewood
Staten Island	(Centered in Lawrence)	Newark (Metropolitan)
Eastern Long Island	Worcester	North Brunswick
Western Long Island		Rockaway
Westchester/Putnam Counties		Trenton
Orange County

Connecticut	Pennsylvania	Rhode Island
Bridgeport—New Haven	Allentown	Providence
Litchfield County Fairfield County	Berks County (Centered in Reading)	Newport
	Bucks County (Centered in Southampton)	Maryland/Virginia/D.C. Arlington
	Lebanon County (Centered in Palmyra)	Baltimore Washington, D.C. (Metropolitan)
Philadelphia

Customers

During the twelve months ended September 30, 2002, approximately 88% of the heating oil segment’s heating oil sales were made to homeowners, with the remainder to industrial, commercial and institutional customers. Over the last three fiscal years, the heating oil segment experienced average annual attrition of 0.4%. Customer losses are the result of various factors, including customer relocation, price, natural gas conversions and credit problems. Customer gains are a result of marketing and service programs. While the heating oil segment often loses customers when they move from their homes, it is able to retain a majority of these homes by obtaining the purchaser as a customer. Approximately 90% of the heating oil customers receive their home heating oil under an automatic delivery system without the customer having to make an affirmative purchase decision. These deliveries are scheduled by computer, based upon each customer’s historical consumption patterns and prevailing weather conditions. The heating oil segment delivers home heating oil approximately six times during the year to the average customer. The segment’s practice is to bill customers promptly after delivery. Approximately 33% of its customers are on a budget payment plan, whereby their estimated annual oil purchases and service contract are paid for in a series of equal monthly payments over a twelve month period.

At September 30, 2002, approximately 17% of the heating oil sales are made to individual customers under agreements pre-establishing a fixed or maximum price per gallon over a twelve month period. This percentage is lower than the 39% at September 30, 2001, but it could increase during fiscal 2003 based upon market conditions. The fixed or maximum price at which home heating oil is sold to these price plan customers is generally renegotiated based on current market conditions. The segment currently enters into derivative instruments (futures, options, collars and swaps) covering a substantial majority of the heating oil it expects to sell to these price plan customers in advance and at a fixed cost. Should events occur after a price plan customer’s price is established that increases the cost of home heating oil above the amount anticipated, margins for the price plan customers whose heating oil was not purchased in advance would be lower than expected, while those customers whose heating oil was purchased in advance would be unaffected. Conversely, should events occur during this period that decrease the cost of heating oil below the amount anticipated, margins for the price plan customers whose heating oil was purchased in advance could be lower than expected, while those customers whose heating oil was not purchased in advance would be unaffected or higher than expected.

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

Natural Gas and Electricity

Operations

The Partnership’s natural gas and electricity segment serves over 55,000 residential customers in four states. In fiscal 2002, the sales were comprised of 81% from sales of approximately 47.9 million therms of natural gas and 19% from sales of approximately 102 million kilowatts of electricity.

The initial business strategy of TG&E was to increase its market share in deregulated natural gas and electricity. Its current business plan is to expand its market share by concentrating on obtaining new natural gas customers in areas where it believes they will be profitable and stable. As a result, TG&E ceased serving approximately 25,000 customers who bought only electricity. TG&E will continue to resell electricity to existing natural gas customers while seeking to develop future opportunities.

Customers

TG&E currently sells energy in the following utility areas:

New York	New Jersey	Maryland	Florida
KeySpan	PSE&G	BG&E	City Gas
Con Edison	New Jersey Natural		Peoples Gas
Orange & Rockland	South Jersey
National Fuel	Elizabethtown
Niagara Mohawk

In fiscal 2002, approximately 85% of TG&E sales were made to households, with the remainder to industrial and commercial customers. New accounts are obtained through the utilization of third party telemarketing firms on a commission basis. Approximately 58% of TG&E’s customers are on a budget plan, whereby their estimated purchases are paid for in a series of equal monthly payments over a twelve month period.

Competition

TG&E’s primary competition is with the local utility company. In many markets, however, the utility is indifferent as to whether a customer buys from an independent reseller in that the utility tariff structure is commodity neutral. The utility makes its money by transporting the commodity and not from the sale of the commodity. Other competitors fall into two distinct categories; national or local marketing companies. National marketing companies are generally pipeline, producer or utility subsidiaries. These companies have mainly focused their attention on large commercial and industrial customers. Local companies typically only service one or two utility markets. These companies generally do not have the ability to offer equipment service and may be capital constrained.

Suppliers and Supply Arrangements

Propane Segment

The propane segment obtains propane from over 30 sources, all of which are domestic or Canadian companies, including BP Canada Energy Marketing Corp., Country Energy LLC, Dawson Oil Company LTD., Duke Energy NGL Services, LP, Dynegy Inc., Enterprise Products Partners, Ferrell North America, Kinetic Resources, U.S.A., Marathon Oil Company and Markwest Hydrocarbons. Supplies from these sources have traditionally been readily available, although there is no assurance that supplies of propane will continue to be readily available.

The majority of the propane supply for the propane segment is purchased under annual or longer term supply contracts that generally provide for pricing in accordance with market prices at the time of delivery. Some of the contracts provide for minimum and maximum amounts of propane to be purchased. The product supplied for the contracts come from a mixture of production from refineries, gas processing plants and bulk purchases at the Mont Belvieu trading and storage complex. The bulk purchases at Mont Belvieu are physically moved through the TEPPCO Partners, L.P. pipeline system, to both the Seymour underground storage facility, which the Partnership owns and operates in southern Indiana, and north into the Pennsylvania and New York area to supplement purchases of either produced or imported product in the Northeast area. The Seymour facility is located on the TEPPCO Partners, L.P. pipeline system. The pipeline is connected to the Mont Belvieu, Texas storage facilities and is one of the largest conduits of supply for the U.S. propane industry. The Seymour facility allows the propane segment to buy and store large quantities of propane during periods of low demand that generally occur during the summer months. The Partnership believes that this ability allows it to achieve cost savings to an extent generally not available to competitors in the propane segment’s Midwest markets and provides the Partnership with a security of supply in times of high demand that is not available to its competition. The Partnership believes that its diversification of suppliers will enable it to purchase all of its supply needs at market prices if supplies are interrupted from any of these sources without a material disruption of its operations. The Partnership also believes that relations with its current suppliers are satisfactory.

The propane segment’s Florida and Georgia operations are supplied by annual contracts at market pricing. Suppliers there are the same as some of the above, including Dynegy Inc. and Sea-3 Inc.

The financial hedging instruments of Star Gas Propane are limited to major companies such as Kinetics Resources USA and Morgan Stanley Capital Group Inc. The propane segment is able to effectively hedge, when required, without incurring unnecessary basis risk since both the contracted price of product and the financial instruments the propane segment uses are tied to the Mont Belvieu trading hub index.

Heating Oil Segment

The heating oil segment obtains fuel oil in either barge, pipeline, or truckload quantities, and has contracts with over 80 terminals for the right to temporarily store heating oil at facilities it does not own. Purchases are made under supply contracts or on the spot market. The home heating oil segment has market price based contracts for substantially all of its petroleum requirements with 12 different suppliers, the majority of which have significant domestic sources for their product, and many of which have been suppliers for over 10 years. The segment’s current suppliers are: Amerada Hess Corporation, Citgo Petroleum Corp., Exxon / Mobil Oil Corporation, George E. Warren Corp., Global Companies, LLC, Transmontaigne Product Services Inc., Mieco, Inc., Northville Industries, Shell Trading Co., Sprague Energy, Sun Oil Company, and Tosco Refining Co. Supply contracts typically have terms of 12 months. All of the supply contracts provide for maximum and in some cases minimum quantities. In most cases the supply contracts do not establish in advance the price of fuel oil. This price, like the price to most of its home heating oil customers, is based upon market prices at the time of delivery. The Partnership believes that its policy of contracting for substantially all of its supply needs with diverse and reliable sources will enable it to obtain sufficient product should unforeseen shortages develop in worldwide supplies. The Partnership also believes that relations with its current suppliers are satisfactory.

Natural Gas and Electricity Reseller Segment

The TG&E segment purchases natural gas at either the well-head, the pipeline pooling point or delivered to the city gate. Purchases are at market based pricing. The segment’s current supplier is Sempra Energy Trading Corp. All of the segment’s electricity requirements are currently purchased at market from New York Independent System Operator.

Employees

As of September 30, 2002, the propane segment had 960 full-time employees, of whom 53 were employed by the corporate office and 907 were located in branch offices. Of these 907 branch employees, 331 were managerial and administrative; 400 were engaged in transportation and storage and 176 were engaged in field servicing. Approximately 120 of the segment’s employees are represented by six different local chapters of labor unions. Management believes that its relations with both its union and non-union employees are satisfactory.

As of September 30, 2002, the home heating oil segment had 2,956 employees, of whom 842 were office, clerical and customer service personnel; 1,045 were heating equipment repairmen; 432 were oil truck drivers and mechanics; 329 were management and staff and 308 were employed in sales. In addition, approximately 500 seasonal employees are rehired annually to support the requirements of the heating season. Included within the heating oil segment’s employees are approximately 1,000 employees, that are represented by 16 different local chapters of labor unions. Management believes that its relations with both its union and non-union employees are satisfactory.

As of September 30, 2002, the TG&E segment had 28 employees, of whom 18 were office, clerical and customer service personnel and 10 were management. Management believes that its relation with its employees is satisfactory.

Government Regulations

The Partnership is subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the “Superfund” law, imposes joint and several liabilities without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a hazardous substance into the environment. Heating oils and certain automotive waste products generated by the Partnership’s fleet are hazardous substances within the meaning of CERCLA. These laws and regulations could result in civil or criminal penalties in cases of non-compliance or impose liability for remediation costs. The Heating Oil Segment is currently a named “potentially responsible party” in four CERCLA civil enforcement actions. Star Gas has agreed to de minimus settlements in three of the four actions totaling approximately $0.1 million. The remaining action is in its early stages of litigation with preliminary discovery activities taking place. The Partnership believes that all four of these actions will have no material impact on its financial condition or results of operations. Propane is not considered a hazardous substance within the meaning of CERCLA.

National Fire Protection Association Pamphlets No. 54 and 58, which establish rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in all of the states in which the Partnership operates. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. With respect to the transportation of heating oils, gasoline and propane by truck, the Partnership is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation. The Partnership conducts ongoing training programs to help ensure that its operations are in compliance with applicable regulations. The Partnership maintains various permits that are necessary to operate some of its facilities, some of which may be material to its operations. The Partnership believes that the procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable laws and regulations.

For acquisitions that involve the purchase or leasing of real estate, the Partnership conducts a due diligence investigation to attempt to determine whether any regulated substance has been sold from or stored on, any of that real estate prior to its purchase. This due diligence includes questioning the seller, obtaining representations and warranties concerning the seller’s compliance with environmental laws and performing site assessments. During this due diligence the Partnership’s employees, and, in certain cases, independent environmental consulting firms review historical records and databases and conduct physical investigations of the property to look for evidence of hazardous substances, compliance violations and the existence of underground storage tanks.

Future developments, such as stricter environmental, health or safety laws and regulations thereunder, could affect Partnership operations. It is not anticipated that the Partnership’s compliance with or liabilities under environmental, health and safety laws and regulations, including CERCLA, will have a material adverse effect on the Partnership. To the extent that there are any environmental liabilities unknown to the Partnership or environmental, health or safety laws or regulations are made more stringent, there can be no assurance that the Partnership’s results of operations will not be materially and adversely affected.

Total Gas & Electric is an authorized supplier of electric and/or gas in the states of New York, New Jersey, Maryland and Florida, which allow consumers to choose their electric and/or gas supplier. TG&E is either licensed and/or registered to serve as a supplier in each state. The incumbent utility continues to serve as the local distribution company, which delivers the commodity, and in most cases continues to send customers their monthly invoices for the energy delivered. However, TG&E offers an alternative to the commodity portion of the consumers bill. As an alternative supplier, TG&E is subject to oversight by state public utility commissions, including licensing or registration requirements, information regarding rates and conditions of service, and in some instances annual filing requirements regarding numbers of customers, numbers of complaints, energy portfolio components, and other information relative to the company’s conduct of operations. Total Gas & Electric has adopted a comprehensive sales compliance program to comply with applicable regulations.

ITEM 2. PROPERTIES

Propane Segment

As of September 30, 2002, the propane segment owned 89 of its 116 branch locations and 54 of its 64 satellite storage facilities and leased the balance. In addition, it owns the Seymour facility, in which it stores propane for itself and third parties. The propane segment’s corporate headquarters are located in Stamford, Connecticut and is leased.

The transportation of propane requires specialized equipment. The trucks used for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2002, Star Gas Propane had a fleet of 12 tractors, 35 transport trailers, 573 bobtail and rack trucks and 468 other service and pick-up trucks, the majority of which are owned.

As of September 30, 2002, the propane segment owned or leased 376 bulk storage tanks with typical capacities of 12,000 to 35,000 gallons the majority of which are owned; approximately 290,000 stationary customer storage tanks with typical capacities of 24 to 1,000 gallons; and 35,000 portable propane cylinders with typical capacities of 5 to 24 gallons. The propane segment’s obligations under its borrowings are secured by liens and mortgages on all of its real and personal property.

Heating Oil Segment

The heating oil segment provides services to its customers from 32 branches/depots and 27 satellites, 23 of which are owned and 36 of which are leased, in 29 marketing areas in the Northeast and Mid-Atlantic Regions of the United States. The heating oil’s corporate headquarters is located in Stamford, Connecticut and is leased. As of September 30, 2002, the heating oil segment had a fleet of 1,136 truck and transport vehicles the majority of which are owned and 1,382 services vans the majority of which are leased. The heating oil segment’s obligations under its borrowings are secured by liens and mortgages on all of its real and personal property.

TG&E Segment

The natural gas and electric reseller segment provides services to its customers from its Matawan, New Jersey corporate headquarters which is leased. This segment does not have any vehicles.

The Partnership believes its existing facilities are maintained in good condition and are suitable and adequate for its present needs. In addition, there are numerous comparable facilities available at similar rentals in each of its marketing areas should they be required.

ITEM 3. LEGAL PROCEEDINGS—LITIGATION

Litigation

The Partnership’s operations are subject to all operating hazards and risks normally incidental to handling, storing and transporting and otherwise providing for use by consumers of combustible liquids such as propane and home heating oil. As a result, at any given time the Partnership is a defendant in various legal proceedings and litigation arising in the ordinary course of business. The Partnership maintains insurance policies with insurers in amounts and with coverages and deductibles as the general partner believes are reasonable and prudent. However, the Partnership cannot assure that this insurance will be adequate to protect it from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. In addition, the occurrence of an explosion may have an adverse effect on the public’s desire to use the Partnership’s products. In the opinion of management, the Partnership is not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on the Partnership’s results of operations, financial position or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Partnership during the fourth quarter ended September 30, 2002.

PART II
ITEM 5. MARKET FOR REGISTRANT’S UNITS AND RELATED MATTERS

The common units, representing common limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “SGU”. The common units began trading on the NYSE on May 29, 1998. Previously, the common units had traded on the NASDAQ National Market under the symbol “SGASZ.”

The Partnership’s senior subordinated units began trading on the NYSE on March 29, 1999 under the symbol “SGH.” The Senior Subordinated Units became eligible to receive distributions in February 2000, and the first distribution was made in August 2000. The following tables set forth the high and low closing price ranges for the common and senior subordinated units and the cash distribution declared on each unit for the fiscal 2001 and 2002 quarters indicated.

	SGU – Common Unit Price Range				Distributions Declared Per Unit
	High		Low
Quarter Ended	Fiscal Year 2001	Fiscal Year 2002	Fiscal Year 2001	Fiscal Year 2002	Fiscal Year 2001	Fiscal Year 2002
December 31,	$17.81	$21.99	$15.50	$19.41	$0.575	$0.575
March 31,	$19.00	$21.53	$16.94	$17.94	$0.575	$0.575
June 30,	$21.68	$19.95	$18.70	$18.38	$0.575	$0.575
September 30,	$21.45	$18.42	$18.20	$14.85	$0.575	$0.575

	SGH – Senior Subordinated Unit Price Range				Distributions Declared Per Unit
	High		Low
Quarter Ended	Fiscal Year 2001	Fiscal Year 2002	Fiscal Year 2001	Fiscal Year 2002	Fiscal Year 2001	Fiscal Year 2002
December 31,	$9.13	$24.10	$8.00	$17.85	$0.250	$0.575
March 31,	$17.10	$20.20	$9.19	$9.80	$0.575	$0.575
June 30,	$18.85	$13.90	$16.85	$10.35	$0.575	$0.250
September 30,	$22.50	$10.55	$19.25	$8.60	$0.575	$0.250

As of September 30, 2002, there were approximately 808 holders of record of common units, and approximately 124 holders of record of senior subordinated units.

There is no established public trading market for the Partnership’s 345,364 Junior Subordinated Units and 325,729 general partner units.

In general, the Partnership distributes to its partners on a quarterly basis, all of its Available Cash in the manner described below. Available Cash is defined for any of the Partnership’s fiscal quarters, as all cash on hand at the end of that quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the general partner to (i) provide for the proper conduct of the business; (ii) comply with applicable law, any of its debt instruments or other agreements; or (iii) provide funds for distributions to the common unitholders and the senior subordinated unitholders during the next four quarters, in some circumstances.

The general partner may not establish cash reserves for distributions to the senior subordinated units unless the general partner has determined that the establishment of reserves will not prevent it from distributing the minimum quarterly distribution on any common unit arrearages and for the next four quarters. The full definition of Available Cash is set forth in the Agreement of Limited Partnership of the Partnership. The information concerning restrictions on distributions required in this section is incorporated herein by reference to the Partnership’s Consolidated Financial Statements, which begin on page F-1 of this Form 10-K.

ITEM 6. SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

The following table sets forth selected historical and other data of the Partnership and should be read in conjunction with the more detailed financial statements included elsewhere in this report. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Selected Financial Data is derived from the financial information of the Partnership and should be read in conjunction therewith.

	Fiscal Year Ended September 30,
	1998	1999(c)	2000	2001	2002
	(in thousands, except per unit data)
Statement of Operations Data:
Sales	$111,685	$224,020	$744,664	$1,085,973	$1,025,058
Costs and expenses:
Cost of sales	49,498	131,649	501,589	771,317	661,978
Delivery and branch	37,216	86,489	156,862	200,059	235,708
General and administrative	6,336	11,717	20,511	39,086	40,771
TG&E customer acquisition	—	—	2,082	1,868	1,228
Depreciation and amortization	11,462	22,713	34,708	44,396	59,049

Operating income (loss)	7,173	(28,548)	28,912	29,247	26,324
Interest expense, net	7,927	15,435	26,784	33,727	37,502
Amortization of debt issuance costs	176	347	534	737	1,447

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	(930)	(44,330)	1,594	(5,217)	(12,625)
Minority interest in net loss of TG&E	—	—	251	—	—
Income tax expense (benefit)	25	(14,780)	492	1,498	(1,456)

Income (loss) before cumulative change in accounting principle	(955)	(29,550)	1,353	(6,715)	(11,169)
Cumulative effect of change in accounting principle for adoption of SFAS No. 133, net of income taxes	—	—	—	1,466	—

Net income (loss)	$(955)	$(29,550)	$1,353	$(5,249)	$(11,169)

Weighted average number of limited partner units	6,035	11,447	18,288	22,439	28,790
Per Unit Data:
Net income (loss) per unit (a)	$(0.16)	$(2.53)	$0.07	$(0.23)	$(0.38)
Cash distribution declared per common unit	$2.20	$2.25	$2.30	$2.30	$2.30
Cash distribution declared per senior sub. unit	$—	$—	$0.25	$1.975	$1.65
Balance Sheet Data (end of period):
Current assets	$17,947	$86,868	$126,990	$185,262	$222,201
Total assets	179,607	539,344	618,976	898,819	943,766
Long-term debt	104,308	276,638	310,414	457,086	396,733
Partners’ Capital	57,347	150,176	139,178	198,264	232,264
Summary Cash Flow Data:
Net Cash provided by operating activities	$9,264	$10,795	$20,364	$63,144	$65,455
Net Cash used in investing activities	(13,276)	(2,977)	(65,172)	(256,134)	(62,412)
Net Cash provided by (used in) financing activities	4,238	(4,441)	51,226	199,308	41,210
Other Data:
Earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of fixed assets before the impact of SFAS No. 133 (EBITDA) (b)	$18,906	$(5,752)	$66,208	$85,004	$82,325
Retail propane gallons sold	98,870	99,457	107,557	137,031	140,324
Heating oil gallons sold	—	74,039	345,684	427,168	457,749

ITEM 6. SELECTED HISTORICAL FINANCIAL AND OPERATING DATA (Continued)

(a)	Net income (loss) per unit is computed by dividing the limited partners’ interest in net income (loss) by the weighted average number of limited partner units outstanding.

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

	1998	1999	2000	2001	2002
Operating income (loss)	$7,173	$(28,548)	$28,912	$29,247	$26,324
Plus:
Depreciation and amortization	11,462	22,713	34,708	44,396	59,049
TG&E customer acquisition expense	—	—	2,082	1,868	1,228
Unit compensation expense	—	—	649	3,315	367
Net (gain) loss on sales of fixed assets	271	83	(143)	26	336
Impact of SFAS No. 133	—	—	—	6,152	(4,979)

EBITDA	$18,906	$(5,752)	$66,208	$85,004	$82,325

(c)
The results of operations for the year ended September 30, 1999 include Petro’s results of operations from March 26, 1999. Since Petro was acquired after the heating season, the results for the year ended September 30, 1999 include typical third and fourth fiscal quarters losses but do not include the profits from the heating season. Accordingly, results of operations for the year ended September 30, 1999 presented are not indicative of the results to be expected for a full year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which represent the Partnership’s expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on the Partnership’s financial performance, the price and supply of home heating oil, propane, natural gas and electricity and the ability of the Partnership to obtain new accounts and retain existing accounts. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere herein, are forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Partnership’s expectations (“Cautionary Statements”) are disclosed in this Report, including without limitation and in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Overview

In analyzing the financial results of the Partnership, the following matters should be considered.

The Total Gas and Electric (TG&E) acquisition was made on April 7, 2000. Accordingly, the results of operations for the years ended September 30, 2001 and 2002 include TG&E’s results for the entire period whereas the results for fiscal year 2000 only include TG&E’s results of operations for approximately six months.

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

The following is a discussion of the historical condition and results of operations of Star Gas Partners, L.P. and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this annual report on Form 10K.

FISCAL YEAR ENDED SEPTEMBER 30, 2002
COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2001

Volume

For fiscal 2002, retail volume of home heating oil and propane increased 33.9 million gallons, or 6.0%, to 598.1 million gallons, as compared to 564.2 million gallons for fiscal 2001. This increase was due to a 30.6 million gallon increase in the heating oil segment and a 3.3 million gallon increase in the propane segment. The increase in volume reflects the impact of an additional 135.4 million gallons provided by acquisitions, which was largely offset by the impact of significantly warmer temperatures and to a much lesser extent by customer attrition in the heating oil segment. The Partnership also believes that a shift in the delivery pattern at the heating oil segment increased volume in fiscal 2002 by an estimated 11.0 million gallons. Temperatures in the Partnership’s areas of operations were an average of 18.4% warmer than in the prior year’s comparable period and approximately 18% warmer than normal. The abnormally warm weather made the past heating season the warmest in over a hundred years with temperatures approximately 6% higher than the next warmest year in the century.

Sales

For fiscal 2002, sales decreased $60.9 million, or 5.6%, to approximately $1.0 billion, as compared to approximately $1.1 billion for fiscal 2001. This decrease was due to $30.8 million lower propane segment sales and $52.5 million lower TG&E sales partially offset by a $22.4 million increase in sales at the heating oil segment. Sales decreased largely as a result of lower selling prices which were only partially offset by sales from the higher retail volume in the heating oil and propane segments. Selling prices, in all segments, decreased versus the prior year’s comparable period in response to lower product commodity costs. Sales of rationally related products, including heating and air conditioning equipment installation and service and water softeners increased in the heating oil segment by $40.6 million and by $4.2 million in the propane segment from the prior year’s comparable period due to acquisitions. TG&E’s sales also decreased as a result of lower electricity sales from the segment’s strategic decision made during fiscal 2001 to redirect its resources toward the natural gas deregulated energy markets which TG&E believes offers greater potential for new opportunities and profitability.

Cost of Sales

For fiscal 2002, cost of sales decreased $109.3 million, or 14.2%, to $662.0 million, as compared to $771.3 million for fiscal 2001. This decrease was due to $17.3 million of lower cost of sales at the heating oil segment, $41.3 million lower propane segment cost of sales and a $50.7 million lower cost of sales in TG&E. Cost of sales decreased due to the impact of lower product commodity cost partially offset by the cost of sales for the higher retail volume sales. Rationally related product cost of sales increased by $37.9 million in the heating oil segment and by $1.8 million in the propane segment from the prior year’s comparable period due to the increase in sales of rationally related products. TG&E cost of sales also decreased due to the lower electricity sales. While selling prices and supply cost decreased on a per gallon basis, the decrease in selling prices was less than the decrease in supply costs, which resulted in an increase in per gallon margins.

Delivery and Branch Expenses

For fiscal 2002, delivery and branch expenses increased $35.6 million, or 17.8%, to $235.7 million, as compared to $200.1 million for fiscal 2001. This increase was due to an additional $31.1 million of delivery and branch expenses at the heating oil segment and a $4.6 million increase in delivery and branch expenses for the propane segment. Delivery and branch expenses increased both at the heating oil and propane segments largely due to additional operating costs associated with increased volumes delivered by acquired companies and due to the impact of price and wage increases. Due to the fixed component of the Partnership’s cost structure, the significant reduction in volume caused by the extremely warm weather conditions didn’t allow the Partnership to completely reduce operating expenses in direct proportion to the volume reduction. The heating oil segment’s delivery and branch expense also increased by approximately $2.8 million due to an increase in the estimate of the accrual required to cover certain insurance reserves. The increase in delivery and branch expenses was mitigated by the purchase of weather insurance that allowed the Partnership to record approximately $6.4 million of net weather insurance recoveries.

Depreciation and Amortization Expenses

For fiscal 2002, depreciation and amortization expenses increased $14.7 million, or 33.0%, to $59.0 million, as compared to $44.4 million for fiscal 2001. This increase was primarily due to additional depreciation and amortization on fixed assets and intangibles (other than goodwill) related to heating oil and propane acquisitions. Amortization expense would be approximately $3.4 million higher in fiscal 2002 if Statement No. 141 was not implemented. See “Accounting Principles Not Yet Adopted” for a further discussion of the effects of Statement No. 141.

General and Administrative Expenses

For fiscal 2002, general and administrative expenses increased $1.7 million, or 4.3%, to $40.8 million, as compared to $39.1 million for fiscal 2001. The increase was due to additional general and administration expenses for acquisitions, and for increased compensation expense for TG&E. The increase was partially offset by lower general and administrative expenses at the Partnership level. The increased compensation for TG&E was incurred for professional staff additions, hiring of personnel for collection efforts and for severance paid to former employees in connection with the relocation of its corporate office to New Jersey. TG&E’s charge to bad debt expense was approximately $6 million in both periods. Based upon TG&E’s implementation of new information systems and more stringent credit policies, the Partnership believes that TG&E’s bad debt losses should approximate the experience of the Partnership’s other two operating segments going forward. General and administrative expenses were lower at the Partnership level due to a reduction in the accrual for compensation earned for unit appreciation rights previously granted as well as for a $2.9 million decrease in unit compensation expense. The decrease in unit compensation expense was due to a reduction in the accrual for units expected to be earned versus the prior year under the Partnership’s Unit Incentive Plan pursuant to which certain employees were granted senior subordinated units as an incentive for achieving specified objectives which were not achieved in fiscal 2002. The Partnership has determined that these contingent units will not vest for fiscal 2002.

General and administrative expenses also included approximately $2.0 million of incremental expense related to an on-going business process redesign project in the heating oil segment. The heating oil segment is seeking to take advantage of its large size and utilize modern technology to increase the efficiency and quality of services provided to its customers. The segment is seeking to create a more customer oriented service company to significantly differentiate itself from its competitive peers. A core business process redesign project began this past fiscal year with an exhaustive effort to identify customer expectations and document existing business processes.

The customer remains the focal point for change, although significant improvement in operational efficiency is also a goal. While the critical analysis and redesign of existing business processes continues, the segment has already documented near term opportunities for productivity and cost improvement. Preliminary conclusions indicate that improved processes and related technology investments could have a meaningful impact on reducing the heating oil segment’s annual operating costs. The $2.0 million incremental expense in the 2002 fiscal year largely consisted of consulting fees and travel related expenditures. The expenses related to the on-going business process redesign project will continue into fiscal 2003.

TG&E Customer Acquisition Expense

For fiscal 2002, TG&E customer acquisition expense decreased $0.6 million, or 34.3% to $1.2 million, as compared to $1.9 million for fiscal 2001. This TG&E segment expense is the cost of acquiring new accounts through the services of a third party direct marketing company. The number of accounts acquired in fiscal 2002 through third party direct marketing was lower than in the previous fiscal period due to a more stringent credit profile for accepting new customers than was in place for fiscal 2001.

Interest Expense, net

For fiscal 2002, net interest expense, increased $3.8 million, or 11.2%, to $37.5 million, as compared to $33.7 million for fiscal 2001. This increase was due to additional interest expense for the financing of propane and heating oil acquisitions partially offset by lower interest expense for working capital borrowings.

Income Tax Expense (benefit)

For fiscal 2002, income tax expense decreased $3.0 million, or 197.2%, to a tax benefit of $1.5 million, as compared to an expense of $1.5 million for fiscal 2001. This decrease was due to the availability of carrying back certain Federal tax losses resulting from a change in the tax laws enacted during fiscal year 2002 of approximately $2.2 million and due to lower state income taxes based upon the lower pretax earnings achieved for fiscal year 2002.

Cumulative Effect of Adoption of Accounting Principle

For fiscal 2001, the Partnership recorded a $1.5 million increase in net income arising from the adoption of SFAS No. 133.

Net Loss

For fiscal 2002, net loss increased $5.9 million, or 112.8%, to $11.2 million, as compared to $5.2 million for fiscal 2001. The increased net loss was due to a $9.7 million decrease in net income at the heating oil segment and a $3.0 million increase in the net loss at TG&E partially offset by a $0.3 million increase in net income at the propane segment and a $6.4 million reduction in the net loss at the Partnership level. The increase in the net loss was primarily due to decreased volume from the impact of the warmer weather, partially offset by a per gallon improvement in gross profit margins, net weather insurance recoveries, the tax benefit of the tax loss carryback and by net income generated from acquisitions.

Earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of fixed assets and before the impact of SFAS No. 133 (EBITDA)

For fiscal 2002, EBITDA decreased $2.7 million, or 3.2% to $82.3 million as compared to $85.0 million for fiscal 2001. This decrease was due to $4.8 million of less EBITDA generated by the heating oil segment and a $3.6 million decrease in TG&E’s EBITDA partially offset by a $3.6 million increase in the propane segment and a $2.1 million increase at the Partnership level. The decrease in EBITDA was largely due to the impact on volume of warmer temperatures, partially offset by higher per gallon gross profit margins, net weather insurance recoveries, cost reductions and EBITDA generated by acquisitions. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership’s ability to make the Minimum Quarterly Distribution. The definition of “EBITDA” set forth above may be different from that used by other companies.

FISCAL YEAR ENDED SEPTEMBER 30, 2001
COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2000

Volume

For fiscal 2001, retail volume of home heating oil and propane increased 111.0 million gallons, or 24.5%, to 564.2 million gallons, as compared to 453.2 million gallons for the fiscal 2000. This increase was due to an additional 81.5 million gallons provided by the heating oil segment and a 29.5 million gallon increase in the propane segment. Volume increased in the heating oil and propane segments largely due to the impact of colder temperatures and as a result of additional volume provided by acquisitions. The propane segment estimates that its volume was adversely impacted by approximately 7.5 million gallons due to consumer conservation. Temperatures in the Partnership’s areas of operations were an average of 12.0% colder than in the prior year and approximately 2% colder than normal.

Sales

For fiscal 2001, sales increased $341.3 million, or 45.8%, to $1.1 billion, as compared to $744.7 million for fiscal 2000. This increase was attributable to $197.1 million provided by the home heating oil segment, a $76.2 million increase in the propane segment and by a $68.1 million of increased TG&E sales. Sales rose in both the heating oil and propane segments due to increased retail volume and to a lesser extent from increased selling prices. Selling prices increased versus the prior year’s comparable period in response to higher supply costs. Sales also increased in the heating oil division by $22.7 million and by $7.1 million in the propane division due to increases in the sales of rationally related products including heating, air conditioning and water softening equipment installation and service.

Cost of Sales

For fiscal 2001, cost of sales increased $269.7 million, or 53.8%, to $771.3 million, as compared to $501.6 million for fiscal 2000. This increase was due to $160.5 million of additional cost of sales at the heating oil segment, $61.3 million of increased TG&E cost of sales and a $47.9 million increase in the propane segment. The cost of sales for both the heating oil and propane segments increased due to the impact of higher retail volumes sales and as a result of higher supply cost. In addition, cost of sales increased by $6.2 million due to the impact of SFAS No. 133 on 2001 results. While both selling prices and supply cost increased on a per gallon basis, the increase in selling prices was greater than the increase in supply costs (excluding the impact of SFAS No. 133), which resulted in an increase in per gallon margins. Cost of sales for both the heating oil and propane segments also increased due to additional sales of rationally related products and as a result of additional service cost due to the colder temperatures.

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

General and Administrative Expenses

For fiscal 2001, general and administrative expenses increased $18.6 million, or 90.6%, to $39.1 million, as compared to $20.5 million for fiscal 2000. This increase was primarily due to $10.7 million of additional TG&E general and administrative expenses, and a $6.0 million increase in general and administrative expenses at the Partnership level. The Partnership level increase was primarily due to an accrual for compensation earned for unit appreciation rights previously granted, a $2.7 million increase in unit compensation expense and for professional fees incurred for the recruitment of certain executive positions. The $2.7 million increase in unit compensation expense was incurred under the Partnership’s Unit Incentive Plan whereby certain employees and outside directors were granted senior subordinated units as an incentive for increased efforts during employment and as an inducement to remain in the service of the Partnership. The increase in fiscal 2001 resulted from the increased market price of the Subordinated Units, which was the basis for calculating unit compensation expense as well as for additional units that vested during fiscal 2001. General and administrative expenses increased $1.9 million in total for the heating oil and propane segments due to increased incentive compensation and for acquisition related expenditures.

The $10.7 million increase in expenses at TG&E was largely due to a $6.4 million provision to increase its allowance for bad debts (representing a $6.0 million increase over the prior year provision), $2.4 million of start up and organizational expenses and inclusion of a full year of general and administration expense. Since its acquisition, TG&E has struggled with customer credit deficiencies and problems collecting its receivables. As of September 30, 2001, TG&E had more than 50,000 terminated customers who collectively owe $15.5 million, virtually all of which is greater than 90 days old. This balance includes $5.3 million of accounts receivable that predated TG&E’s acquisition by the Partnership. These pre-acquisition receivables were assigned no value and are not reflected on TG&E’s books.

The Partnership allocated substantial resources to a collection effort targeting these terminated accounts. Based on a sample group of accounts’ preliminary collection results, the Partnership added $5.7 million to TG&E’s bad debt provision for the year ended September 30, 2001. This brought the total bad debt reserve on terminated accounts to $6.0 million. Consequently, out of the roughly $15 million owed TG&E by terminated accounts, all but $4 million had been reserved at September 30, 2001. In addition, TG&E provided a $0.7 million bad debt provision against its active accounts receivable for the year ended September 30, 2001 bringing the total allowances to $0.9 million for active accounts at that time.

In the course of 2001, TG&E instituted entirely new credit policies including a detailed procedure to approve new accounts. Simultaneously, new information systems were purchased and adopted to TG&E’s needs. The new systems are currently being implemented at TG&E. As a result, TG&E believes its delinquency levels and bad debt experience will improve. Once the system enhancements are fully in place and all of TG&E’s customers have gone through the new credit approval procedures, bad debt losses should approximate the experience of the Partnership’s other two operating segments. TG&E incurred approximately $2.4 million of start up and organizational expenses involving compliance, legal and data processing costs, which were included in general and administrative expenses in 2001.

TG&E Customer Acquisition Expense

For fiscal 2001, TG&E customer acquisition expense decreased $0.2 million, or 10.3%, to $1.9 million, as compared to $2.1 million for fiscal 2000. This TG&E segment expense is the cost of acquiring new accounts through the services of a third party direct marketing company.

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

Net Income (loss)

For fiscal 2001, net income decreased $6.6 million to a loss of $5.2 million, as compared to net income of $1.4 million for fiscal 2000. The decrease was due to a $9.6 million increase in net income at the propane segment offset by $3.6 million of less income at the heating oil segment, $8.2 million of additional net loss for TG&E and a $4.5 million additional net loss at the Partnership level, largely the result of the increase in unit compensation expense recorded at the Partnership level. The increase in net income for the propane segment was largely due to colder weather and as a result of acquisitions. The decrease in net income for the heating oil segment was largely due to the timing of its acquisitions.

Earnings before interest, taxes, depreciation and amortization, TG&E customer acquisition expense and unit compensation expense, less net gain (loss) on sales of fixed assets and before the impact of SFAS No. 133 (EBITDA)

For the fiscal 2001, EBITDA increased $18.8 million, or 28.4%, to $85.0 million as compared to $66.2 million, for fiscal 2000. This increase was due to a $14.9 million increase in the propane segment EBITDA, $11.3 million of additional EBITDA generated by the heating oil segment partially offset by $3.3 million of additional expenses at the Partnership level and by $4.1 million of lower TG&E EBITDA. The increase in the heating oil and propane segments was largely due to additional EBITDA provided by the impact of colder temperatures and acquisitions. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership’s ability to make the Minimum Quarterly Distribution. The definition of “EBITDA” set forth above may be different from that used by other companies.

Liquidity and Capital Resources

The ability of Star Gas to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business, and weather conditions, and other factors, most of which are beyond its control. Future capital requirements of Star Gas are expected to be provided by cash flows from operating activities and cash on hand at September 30, 2002. To the extent future capital requirements exceed cash flows from operating activities:

a)	working capital will be financed by the Partnership’s working capital lines of credit and repaid from subsequent seasonal reductions in inventory and accounts receivable;

b)
growth capital expenditures, mainly for customer tanks and expenditures incurred in connection with the heating oil segment’s business process redesign program will be financed, in fiscal 2003, by a combination of the proceeds received from the equity offerings completed during fiscal 2002 and the use of the Partnership’s credit facilities; and

c)	acquisition capital expenditures will be financed by the revolving acquisition lines of credit, long-term debt, the issuance of additional Common Units or a combination thereof.

Cash Flows

Operating Activities.  Cash provided by operating activities for fiscal year ended September 30, 2002 was $65.5 million as compared to cash provided by operating activities of $63.1 million for fiscal year 2001. The net cash provided from operations of $65.5 million for fiscal 2002 consisted of noncash charges of $71.7 million, primarily depreciation and amortization of $60.5 million, a decrease in operating assets and liabilities of $5.0 million partially offset by the net loss of $11.2 million. Operating assets and liabilities have decreased in fiscal year 2002 from fiscal year 2001, due to the collection of high accounts receivable balances from the cold winter of fiscal year 2001.

Investing Activities.  Star Gas completed twelve acquisitions during the fiscal year ended September 30, 2002 investing $49.2 million. This expenditure for acquisitions is reflected in the cash used in investing activities of $62.4 million along with $15.1 million invested for capital expenditures. The $15.1 million for capital expenditures is comprised of $6.3 million of capital additions needed to sustain operations at current levels and $8.8 million for capital expenditures incurred in connection with the heating oil segment’s business process redesign program and for customer tanks and other capital expenditures to support growth of operations. The capital expenditures made for the business process redesign program were largely for the purchase of modern technology to increase the efficiency and quality of services provided to its customers. Investing activities also includes proceeds from the sale of fixed assets of $1.9 million largely from the sale of idle properties.

Financing Activities.  During fiscal 2002, net proceeds of $100.2 million was raised from the sale of 5.6 million common units. In addition, increased bank working capital and acquisition facility borrowings provided funds of $29.6 million. Cash distributions paid to Unitholders of $63.7 million, debt repayments of $22.9 million and other financing activities of $2.0 million reduced the net cash provided by financing activities to $41.2 million.

As a result of the above activity, cash increased by $44.3 million to $61.5 million as of September 30, 2002.

Financing and Sources of Liquidity

The Partnership’s heating oil segment has a bank credit facility, which includes a working capital facility, providing for up to $123.0 million of borrowings to be used for working capital purposes, an acquisition facility, providing for up to $50.0 million of borrowings to be used for acquisitions and for certain improvements and a $20.0 million insurance letter of credit facility. The working capital facility and letter of credit facility will expire on June 30, 2004. The acquisition facility will convert to a term loan for any outstanding borrowings on June 30, 2004, which balance will be payable in eight equal quarterly principal payments. At September 30, 2002, $23.0 million of working capital borrowings were outstanding.

Financing and Sources of Liquidity (continued)

The Partnership’s propane segment has a bank credit facility, which consists of a $25.0 million acquisition facility, a $25.0 million parity debt facility that can be used to fund maintenance and growth capital expenditures and an $18.0 million working capital facility. The working capital facility expires on September 30, 2003. Borrowings under the acquisition and parity debt facilities will revolve until September 30, 2003, after which time any outstanding loans thereunder, will amortize in quarterly principal payments with a final payment due on September 30, 2005. At September 30, 2002, $20.4 million of acquisition facility borrowings and $14.2 million of parity debt facility borrowings were outstanding.

The Partnership’s TG&E segment had a bank credit facility, which consisted of a $3.0 million acquisition facility and a $15.4 million working capital facility. The TG&E bank facility agreements were terminated in October 2002 as a result of the contribution of the stock of TG&E to the heating oil segment as of October 31, 2002. This transfer made TG&E a wholly owned subsidiary of the heating oil segment. TG&E’s future working capital requirements will be financed by the heating oil segment. At September 30, 2002, $0.7 million and $3.2 million were outstanding under the acquisition facility and working capital facility, respectively. These borrowings were repaid by TG&E prior to the stock transfer.

The Partnership’s bank credit facilities and debt agreements contain several financial tests and covenants restricting the various segments and Partnership’s ability to pay distributions, incur debt and engage in certain other business transactions. In general these tests are based upon achieving certain debt to cash flow ratios and cash flow to interest expense ratios. In addition, amounts borrowed under the working capital facility are subject to a requirement to maintain a zero balance for at least forty-five consecutive days. Due to the impact on operations of the record warm weather conditions experienced during the 2001-2002 heating season, the Partnership’s heating oil segment did not meet certain of its bank facility agreement covenants. The noncompliance was resolved with an amendment to the heating oil segment’s bank facility agreements, signed on April 25, 2002. As a result, the heating oil segment is currently in compliance with these covenants. Future failure to comply with the various restrictive and affirmative covenants of the Partnership’s various bank and note facility agreements could negatively impact the Partnership’s ability to incur additional debt and/or pay distributions and could cause certain debt to become currently payable.

The Partnership had $468.8 million of debt outstanding as of September 30, 2002 (amount does not include working capital borrowings), with significant maturities occurring over the next five years. The following summarizes the Partnership’s long-term debt maturities during fiscal years ending September 30:

2003	$72.1 million
2004	$36.2 million
2005	$52.0 million
2006	$108.8 million
2007	$54.1 million
Thereafter	$145.7 million

The largest maturity for fiscal 2003 was a $45.3 million payment due on October 1, 2002 under one of the heating oil segment’s senior secured notes. This payment was made on October 1, from a portion of the equity proceeds raised in fiscal 2002. The heating oil segment also has $11.0 million of senior secured notes maturing in April 2003 and the propane segment has $10.6 million of first mortgage notes maturing in two equal installments in March 2003 and September 2003. The intention of the Partnership, barring any limitation of debt incurrence ability, would be to refinance these maturities along with the other $5.2 million of debt maturing during fiscal 2003, with a new debt issuance. The Partnership believes that it has available sufficient proceeds from its 2002 equity offerings and availability to borrow under its propane acquisition facility to refinance the 2003 maturities if a new debt issuance were unsuccessful. However, funding for future year’s debt maturities would be largely dependent upon new debt or equity issuances.

See Note 8 – “Long-Term Debt and Bank Facility Borrowings” to the Consolidated Financial Statements beginning on Page F-1 of this report for a description of the Partnership’s banking and long-term debt agreements and see Note 12 – “Lease Commitments” for a description of the Partnership’s operating lease commitments.

Financing and Sources of Liquidity (continued)

In general, the Partnership distributes to its partners on a quarterly basis, all of its Available Cash in the manner described below. Available cash is defined for any of the Partnership’s fiscal quarters, as all cash on hand at the end of that quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the general partner to (i) provide for the proper conduct of the business; (ii) comply with applicable law, any of its debt instruments or other agreements; or (iii) provide funds for distributions to the common unitholders and the senior subordinated unitholders during the next four quarters, in some circumstances.

The Partnership believes that the purchase of weather insurance could be an important element in the Partnership’s ability to maintain the stability of its cash flows. In August 2002, the Partnership purchased weather insurance that could provide up to $20.0 million of coverage for the impact of warm weather on the Partnership’s operating results for the 2002 – 2003 heating season. In addition, the Partnership purchased a base of $12.5 million of weather insurance coverage for each year from 2004 – 2007. The amount of insurance proceeds that could be realized under these policies is calculated by multiplying a fixed dollar amount by the degree day deviation from an agreed upon cumulative degree day strike price.

For fiscal 2003, the Partnership anticipates paying interest of approximately $36.7 million and anticipates growth and maintenance capital additions of approximately $13.5 million. In addition, the Partnership plans to pay distributions on its units to the extent there is sufficient available cash in accordance with the partnership agreement. The Partnership plans to prudently fund any acquisitions made through a combination of debt and equity. Based on its current cash position, proceeds from the fiscal 2002 common unit offerings, bank credit availability and anticipated net cash to be generated from operating activities, the Partnership expects to be able to meet all of its obligations for fiscal 2003.

Accounting Principles Not Yet Adopted

In June 2001, the FASB issued Statement No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangible Assets.” Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as for all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Partnership adopted the applicable provisions of Statement No. 141 related to acquisitions completed after June 30, 2001.

The Partnership will apply the transitional provisions (related to classification of intangibles) of Statement No. 141 and the provisions of Statement No. 142 beginning the first fiscal quarter of 2003. The Partnership has evaluated its existing intangible assets and will make any necessary reclassifications in order to conform to the provisions of Statement No. 141. In accordance with Statement No. 142, the Partnership will reassess the useful lives of its intangible assets and will test its goodwill and intangible assets for impairment and recognize any impairment loss as a cumulative effect of change in accounting principle in fiscal 2003.

As of September 30, 2002, the Partnership had unamortized goodwill in the amount of $264.6 million. The Partnership also has $194.2 million of unamortized identifiable intangible assets, which will be subject to the transition provisions of Statements No. 141 and No. 142. Amortization expense related to goodwill was $7.9 million and $8.3 million for the years ended September 30, 2001 and 2002, respectively. Since July 1, 2001, the Partnership’s adoption date of Statement No. 141, the Partnership acquired $87.8 million of goodwill subject to Statement No. 142. As a result, these assets were not amortized; however, amortization expense would have been increased approximately $3.4 million, if this goodwill had been amortized for the twelve months ended September 30, 2002. In accordance with FASB Statement No. 142, the Partnership is currently evaluating the fair value of its goodwill that arose in connection with its acquisitions, to determine if the value of these assets are impaired. It is likely that during the first fiscal quarter of 2003, the Partnership will record a charge between $3.5 million and $4.0 million to write-off a portion of TG&E’s goodwill pursuant to Statement No. 142. At September 30, 2002, TG&E had approximately $10.0 million of goodwill subject to the provisions of Statement No. 142. The Partnership will record the charge, net of taxes, as a cumulative effect of change in accounting principle.

Accounting Principles Not Yet Adopted (continued)

In August 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations.” Statement No. 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred. Statement No. 143 also requires the recording of a corresponding asset, and to depreciate that amount over the life of the asset. The liability is then increased at the end of each period to reflect the passage of time and changes in the initial fair value measurement. The Partnership is required to adopt the provisions of Statement No. 143, effective October 1, 2002 and has determined that the provisions of this Statement will have no material impact on its financial condition or results of operations.

In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. The Partnership is required to adopt the provisions of Statement No. 144 effective October 1, 2002 and has determined that the provisions of this Statement will have no material impact on its financial condition or results of operations.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Partnership does not expect the adoption to have a material impact to the Partnership’s financial position or results of operations.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. Interpretation No. 45 also requires additional disclosures related to guarantees. The disclosure requirements are effective for interim and annual financial statements for periods ending after December 15, 2002. The recognition and measurement provisions of Interpretation No. 45 are effective for all guarantees entered into or modified after December 31, 2002. The Partnership is in the process of evaluating the effect of this Interpretation on its financial statements and disclosures.

New Federal Legislation

The Public Company Accounting Reform and Investor Protection Act of 2002 was enacted by the United States Congress in July 2002. This Act covers a wide variety of issues and its provisions will become effective at 30, 60, 180 or 360 days after enactment depending on the specific provision. It is important to note, however, that a number of the Act’s provisions became effective on July 30, 2002.

Highlights of this legislation as it applies to the Partnership include:

•	certification of the periodic reports by the chief executive officer and chief financial officer;
•	restrictions on insider trading of our partnership units and quicker reporting of insider trades in our partnership units;
•	prohibition of company loans to executives;
•	future periodic reporting containing an internal control assessment by management and the independent public accountants attesting to this assessment;
•	adoption of a code of ethics for senior financial officers;
•	the establishment by the audit committee of procedures to handle complaints about accounting matters, including the confidential submission by employees;
•	the prohibition of the independent public accountants to provide certain non-audit related activities to the Partnership;
•	the preapproval of all audit and non-audit services provided to the Partnership by its independent public accountant by the audit committee; and
•	increased communication between the audit committee and the independent public accountants.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to establish accounting policies and make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the Consolidated Financial Statements. Star Gas evaluates its policies and estimates on an on-going basis. The Partnership’s Consolidated Financial Statements may differ based upon different estimates and assumptions.

The Partnership’s significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements. Star Gas believes the following are its critical accounting policies:

Goodwill Intangible Assets

The FASB issued Statement No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangible Assets” in June 2001. Statement No. 141 specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives, such as customer lists, continue to be amortized over their respective estimated useful lives.

Upon adoption of Statement No. 142 on October 1, 2002, Star Gas will be calculating amortization using the straight-line method over periods ranging from 5 to 15 years for intangible assets with definite useful lives. Star Gas uses amortization methods and determines asset values based on its best estimates using reasonable and supportable assumptions and projections. Star Gas assesses the useful lives of intangible assets based on the estimated period over which Star Gas will receive benefit from such intangible assets such as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. Changes in the amortization methods or asset values could have a material effect on results of operations.

Statement No. 142 also requires goodwill and intangible assets with indefinite lives to be assessed annually for impairment. These assessments involve management’s estimates of future cash flows, market trends and other factors. If goodwill is determined to be impaired, a loss is recorded in accordance with Statement No. 142. Intangible assets with finite lives must be assessed for impairment whenever changes in circumstances indicate that the assets may be impaired. Similar to goodwill, the assessment for impairment requires estimates of future cash flows related to the intangible asset. To the extent the carrying value of the assets exceeds it future cash flows, an impairment loss is recorded based on the fair value of the asset.

Critical Accounting Policies and Estimates (continued)

Depreciation of Property, Plant and Equipment

Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from 3 to 30 years. Changes in the estimated useful lives of the assets could have a material effect on results of operations.

Assumption Used in the Measurement of the Partnership’s Defined Benefit Obligations

SFAS No. 87, “Employers’ Accounting for Pensions” require the Partnership to make an assumption as to the expected long-term rate of return that could be achieved on defined benefit plan assets and discount rates to determine the present value of the plans’ pension obligations. The Partnership is currently assuming an 8.5% rate of return on plan assets and a discount rate of 6.75%. The return on plan assets is based, in part, on the underlying asset portfolio and the estimated market returns thereon. The discount rate is based on long-term rates of return on high quality debt securities. Actual results could differ materially from these assumptions which could have a material effect on results of operations and or on the minimum pension obligation that would be required to be recorded.

Insurance Reserves

The Partnership’s heating oil segment has in the past and is currently self-insuring a portion of workers’ compensation and general liability claims. In addition, the segment in the past also self-insured for certain auto claims. The Partnership establishes reserves based upon expectations as to what its ultimate liability will be for these claims. The Partnership uses outside actuarial and insurance advisors to help develop the appropriate reserves for its claims which are developed based on historical actual claim data. The ultimate settlement of these claims could differ materially from the assumptions used to calculate the reserves which could have a material effect on results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to interest rate risk primarily through its bank credit facilities. The Partnership utilizes these borrowings to meet its working capital needs and also to fund the short-term needs of its acquisition program.

At September 30, 2002, the Partnership had outstanding borrowings totaling $495.0 million, of which approximately $61.5 million is subject to variable interest rates under its Bank Credit Facilities. The Partnership also has interest rate swaps with a notional value of $73.0 million which swap fixed rate borrowings of 8.05% to variable rate borrowings based on the six month LIBOR interest rate plus 2.83%. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $1.3 million annually. On October 17, 2002, Petro signed mutual termination agreements of its interest rate swap transactions. Petro terminated these obligations and liabilities in advance of its scheduled termination date, August 1, 2006, and received $4.8 million.

The Partnership also selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and future market price of home heating oil, propane and natural gas. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Partnership would pay for the home heating oil, propane or natural gas being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at September 30, 2002, the potential impact on the Partnership’s hedging activity would be to increase the fair market value of these outstanding derivatives by $6.4 million to a fair market value of $15.1 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $5.4 million to a fair market value of $3.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SEE INDEX TO FINANCIAL STATEMENTS PAGE F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
NONE

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Partnership Management

Star Gas LLC is the general partner of the Partnership. The membership interests in Star Gas LLC are owned by Audrey L. Sevin, Irik P. Sevin and Hanseatic Americas, Inc. The General Partner manages and operates the activities of the Partnership. Unitholders do not directly or indirectly participate in the management or operation of the Partnership. The General Partner owes a fiduciary duty to the Unitholders. However, the Partnership agreement contains provisions that allow the General Partner to take into account the interest of parties other than the Limited Partners’ in resolving conflict of interest, thereby limiting such fiduciary duty. Notwithstanding any limitation on obligations or duties, the General Partner will be liable, as the general partner of the Partnership, for all debts of the Partnership (to the extent not paid by the Partnership), except to the extent that indebtedness or other obligations incurred by the Partnership are made specifically non-recourse to the General Partner.

William P. Nicoletti, Paul Biddelman and Steven Russell, who are neither officers nor employees of the General Partner nor directors, officers or employees of any affiliate of the General Partner, have been appointed to serve on the Audit Committee of the General Partner’s Board of Directors. The Audit Committee has the authority to review, at the request of the General Partner, specific matters as to which the General Partner believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the General Partner is fair and reasonable to the Partnership. Any matters approved by the Audit Committee will be conclusively deemed fair and reasonable to the Partnership, approved by all partners of the Partnership and not a breach by the General Partner of any duties it may owe the Partnership or the holders of Limited Partnership Units. In addition, the Audit Committee reviews the external financial reporting of the Partnership, selects and engages the Partnership’s independent accountants and approves all non audit engagements of the independent accountants. With respect to the additional matters, the Audit Committee may act on its own initiative to question the General Partner and, absent the delegation of specific authority by the entire Board of Directors, its recommendations will be advisory.

As is commonly the case with publicly traded limited partnerships, the Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. The management and workforce of Star Gas Propane and certain employees of Petro manage and operate the Partnership’s business as officers of the General Partner and its Affiliates. See Item 1 – Business –Employees.

Directors and Executive Officers of the General Partner

Directors are elected for one-year terms. The following table shows certain information for directors and executive officers of the general partner:

Name	Age	Position with the General Partner
Irik P. Sevin(b)	55	Chairman of the Board and Chief Executive Officer
Joseph P. Cavanaugh	65	Chief Executive Officer—Propane and Member of the Office of President
Angelo J. Catania	53	Executive Vice President—Heating Oil and Member of the Office of President
Ami Trauber	63	Chief Financial Officer
Carolyn LoGalbo	52	Executive Vice President
Richard F. Ambury	45	Vice President and Treasurer
James Bottiglieri	46	Vice President
Audrey L. Sevin	76	Secretary
Paul Biddelman(b)(c)	56	Director
Thomas J. Edelman(a)	51	Director
I. Joseph Massoud(a)	34	Director
William P. Nicoletti(c)	57	Director
Stephen Russell(c)	62	Director

(a)	Member of the Compensation Committee
(b)	Member of the Distribution Committee
(c)	Member of the Audit Committee

Irik P. Sevin has been the Chairman of the Board of Directors of Star Gas LLC since March 1999. From December 1993 to March 1999, Mr. Sevin served as Chairman of the Board of Directors of Star Gas Corporation, the predecessor general partner. Mr. Sevin has been a Director of Petro since its organization in October 1979, and Chairman of the Board of Petro since January 1993 and served as President of Petro from 1979 through January 1997. Mr. Sevin was an associate in the investment banking division of Kuhn Loeb & Co. and then Lehman Brothers Kuhn Loeb Incorporated from February 1975 to December 1978.

Joseph P. Cavanaugh has been Chief Executive Officer of the propane segment and member of the Office of the President of Star Gas LLC since March 1999. From December 1997 to March 1999 Mr. Cavanaugh served as President and Chief Executive Officer of Star Gas Corporation, the predecessor general partner. From October 1979 to December 1997, Mr. Cavanaugh held various financial and management positions with Petro. Prior to his current appointment Mr. Cavanaugh was also active in the Partnership’s management with the development of safety/compliance programs, assisting with acquisitions and their subsequent integration into the Partnership.

Angelo J. Catania has been Executive Vice President of the heating oil segment and member of the Office of the President of Star Gas LLC since April 2002. From March 1999 to April 2002, he served as Vice President and General Manager of the heating oil segment’s Mid-Atlantic region. From 1990 to 1999, Mr. Catania was employed by Petro where he served in various capacities, including Vice President of Acquisitions, General Manager, Regional Operations Manager and Co-Director of Acquisitions. From 1984 to 1990 he served as Chief Financial Officer and Vice President of Acme Oil Co., Inc.

Ami Trauber has been Chief Financial Officer of Star Gas LLC since November 2001. From 1996 to 2001, Mr. Trauber was the Chief Financial Officer of Syratech Corporation, a consumer goods company. From 1991 to 1995, Mr. Trauber was the President, Chief Operating Officer and part owner of Ed’s West, Inc., an apparel company. From 1978 to 1990, Mr. Trauber was Corporate Vice President – Finance and Controller of Harcourt General, Inc., a fortune 500 conglomerate.

Carolyn LoGalbo has been Executive Vice President of Star Gas LLC since November 2000. Ms. LoGalbo was Chief Marketing Officer at MetLife in the institutional business prior to joining Star Gas. Previously she was Chief Marketing Officer for MFS Communications, a start up telecommunications company and from 1980- 1993, she held various positions at Kraft Foods in general management and marketing.

Richard F. Ambury has been Vice President and Treasurer of Star Gas LLC since March 1999. From February 1996 to March 1999, Mr. Ambury served as Vice President—Finance of Star Gas Corporation, the predecessor general partner. Mr. Ambury was employed by Petro from June 1983 through February 1996, where he served in various accounting/finance capacities. From 1979 to 1983, Mr. Ambury was employed by a predecessor firm of KPMG, a public accounting firm. Mr. Ambury has been a Certified Public Accountant since 1981.

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

Paul Biddelman has been a Director of Star Gas LLC since March 1999 and was a Director of Star Gas Corporation, the predecessor general partner from December 1993 to March 1999. Mr. Biddelman was a director of Petro since October 1994. Mr. Biddelman has been President of Hanseatic Corporation since December 1997. From April 1992 through December 1997, he was Treasurer of Hanseatic Corporation. Mr. Biddelman is a director of Celadon Group, Inc., Insituform Technologies, Inc., Six Flags, Inc. and System One Technologies, Inc.

Thomas J. Edelman has been a Director of Star Gas LLC since March 1999 and was a Director of Star Gas Corporation, the predecessor general partner from December 1993 to March 1999. Mr. Edelman was a Director of Petro since its organization in October 1983. Mr. Edelman has been Chairman of Patina Oil & Gas Corporation since its formation in May 1996. Mr. Edelman also serves as Chairman of Range Resources Corporation and Bear Cub Energy, LLC. He co-founded Snyder Oil Corporation and was its President and a Director from 1981 through February 1997. From 1975 to 1981, he was a Vice President of The First Boston Corporation.

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

William P. Nicoletti has been a Director of Star Gas LLC since March 1999 and was a Director of Star Gas Corporation, the predecessor general partner from November 1995 to March 1999. He is Managing Director of Nicoletti & Company, Inc., a private investment banking firm. Mr. Nicoletti was formerly a senior officer and head of Energy Investment Banking for E. F. Hutton & Company, Inc., PaineWebber Incorporated and McDonald Investments, Inc. He is non-executive Chairman of the Board of Directors of Russell-Stanley Holdings, Inc. and is also a director of MarkWest Energy Partners, L.P. and Southwest Royalties, Inc.

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

Meetings and Compensation of Directors

During fiscal 2002, the Board of Directors met four times. All Directors attended each meeting except that Mr. Edelman did not attend one meeting. Star Gas LLC pays each director including the chairman, an annual fee of $27,000. Members of the Audit and Compensation Committees receive an additional $5,000 per annum.

Committees of the Board of Directors

Star Gas LLC’s Board of Directors has an Audit Committee, a Compensation Committee and a Distribution Committee. The members of each committee are appointed by the Board of Directors for a one-year term and until their respective successors are elected.

Audit Committee

The duties of the Audit Committee are described above under “Partnership Management.”

The current members of the Audit Committee are William P. Nicoletti, Paul Biddelman and Stephen Russell. During fiscal 2002, the audit committee met six times. Members of the Audit Committee may not be employees of Star Gas LLC or its affiliated companies and must otherwise meet the New York Stock Exchange requirements for service on the Audit Committee.

Compensation Committee

The current members of the Compensation Committee are Thomas J. Edelman and I. Joseph Massoud. The duties of the Compensation Committee are (i) to determine the annual salary, bonus and other benefits, direct and indirect, of any and all named executive officers (as defined under Regulation S-K promulgated by the Securities and Exchange Commission) and (ii) to review and recommend to the full Board any and all matters related to benefit plans covering the foregoing officers and any other employees. During fiscal 2002, the Compensation Committee met two times.

Distribution Committee

The current members of the Distribution Committee are Irik Sevin and Paul Biddelman. The duties of the Distribution Committee are to discuss and review the Partnership’s distributions. During fiscal 2002, the Distribution Committee met four times.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the annual salary, bonuses and all other compensation awards and payouts to the Chief Executive Officer and to certain named executive officers for services rendered to Star Gas Partners and its subsidiaries during the fiscal years ended September 30, 2002, 2001 and 2000.

		Summary Compensation Table
		Annual Compensation								Long-Term Compensation
Name and Principal Position	Year	Salary		Bonus			Other Annual Compensation			Restricted Stock Awards			Securities Underlying UARs
Irik P. Sevin, Chairman of the Board and Chief Executive Officer	2002 2001 2000	$ $ $	596,250 550,000 500,000	$ $ $	— 1,137,200 511,250	(4) (5)	$ $ $	14,600 7,966 11,650	(6) (6) (6)	$ $	— 495,000 723,188	(10) (9) (8)	436,019	(11)
Joseph P. Cavanaugh, Executive Vice President	2002 2001 2000	$ $ $	257,100 245,200 225,000	$ $ $	95,000 300,150 89,250	(4) (5)	$ $ $	18,755 18,768 18,768	(7) (7) (7)		—	(10)
Angelo J. Catania Executive Vice President of the Heating Oil Segment(1)	2002		$272,880		$—			$14,661	(6)		—	(10)
Ami Trauber, Chief Financial Officer(2)	2002		$327,000		$—								54,472
Carolyn LoGalbo Executive Vice President(3)	2002 2001	$ $	225,000 206,250	$ $	— 49,964			$6,750	(6)		—	(10)

(1)	Mr. Catania assumed the position of Executive Vice President effective March 1, 2002. Mr. Catania’s base annual salary is $325,000.
(2)	Mr. Trauber assumed the position of the Chief Financial Officer effective November 1, 2001. Mr. Trauber’s base annual salary is $360,000.
(3)	Ms. LoGalbo assumed the position of Executive Vice President effective November 1, 2000.
(4)
Fiscal 2001 bonus amount includes the value as of the vesting date of Senior Subordinated Units vested in fiscal 2001 under the Partnership’s Employee Unit Incentive Plan as follows: Irik P. Sevin—$400,000 and Joseph P. Cavanaugh—$120,000. Mr. Sevin was also granted 8,250 Common Units in lieu of cash compensation for his 2001 bonus performance at a value of $165,000 on the date of the grant.

(5)
Fiscal 2000 bonus amount includes the value as of the vesting date of Senior Subordinated Units granted and vested in fiscal 2000 under the Partnership’s Employee Unit Incentive Plan as follows; Irik P. Sevin—$117,500 and Joseph P. Cavanaugh—$35,250. Mr. Sevin was also granted 20,149 Senior Subordinated Units in December 2000 in lieu of cash compensation for his 2000 bonus performance at a value of $168,750 on the grant date.

(6)	These amounts represent company paid contributions under Petro’s defined contribution retirement plan.
(7)	These amounts represent funds paid in lieu of company paid contributions to the Partnership’s retirement plans.
(8)
This award represents the granting of 87,000 Restricted Senior Subordinated units that vest equally in four installments on December 1, 2001, December 1, 2002, December 1, 2003 and December 1, 2004. Distributions on the restricted units will accrue (to the extend declared) from June 30, 2000.

(9)
This award represents the granting of 24,750 Restricted Common Units that vest equally in three installments on January 1, 2003, January 1, 2004 and January 1, 2005. Distributions on these units will accrue to the extent declared.

(10)
As of September 30, 2002, the following Restricted grants of Senior Subordinated Units granted under the Partnership’s Employee Unit Incentive Plan valued at the September 30, 2002 closing price were outstanding as follows: Irik P. Sevin—$404,000 (40,000 units), Joseph P. Cavanaugh—$121,200 (12,000 units), Angelo J. Catania—$101,000 (10,000 units) and Carolyn LoGalbo—$50,500 (5,000 units).

(11)	Mr. Sevin was also granted an option to acquire shares in TG&E equal to approximately three percent of TG&E’s outstanding shares as of March 21, 2001.

Option/UAR Grants in Last Fiscal Year

Name	Number of Securities Underlying UAR’s Granted	Percent of Total UAR’s Granted to Employees in Fiscal Year	Exercise Price	Potential Realizable Value at Assumed Annual Rates of Unit Price Appreciation for Option Term
				Expiration Date		5%	10%
Ami Trauber	54,472	100%	$20.90	(a	)	$88,267	$182,439

(a)
The Restricted Unit Appreciation Rights vest in four equal installments November 1, 2001, November 1, 2002, November 1, 2003 and November 1, 2004. The grantee will be entitled to receive payment in cash for these UARs equal to the excess of the fair market value (as defined) of a Senior Subordinated Unit on November 1, 2004 over the exercise price.

Aggregated Option/UAR Exercises in Last Fiscal Year
and Fiscal Year End Option/UAR Values

Name	Number of Unexercised UARs at September 30, 2002 Exercisable(E)/Unexercisable(U)	Value of In the Money UARs at September 30, 2002
Irik P. Sevin	436,019 (U)	$991,936
Ami Trauber	54,472 (U)	—

Long-Term Incentive Plans – Awards in Last Fiscal

None

Equity Compensation Plan Information

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	229,000(1)

Total	—	—	229,000

1.	Represents senior subordinated units that could vest under the Partnership’s Employee and Director Unit Incentive Plan during fiscal 2003 and fiscal 2004.

Employment Contracts

Agreement with Irik Sevin

The Partnership entered into an employment agreement (the “Employment Agreement”) with Mr. Sevin effective October 1, 2001. Mr. Sevin’s Employment Agreement has an initial term of five years, and automatically renews for successive one-year periods, unless earlier terminated by the Partnership or by Mr. Sevin or otherwise terminated in accordance with the Employment Agreement. The Employment Agreement for Mr. Sevin provides for an annual base salary of $600,000 which shall increase at the rate of $25,000 per year commencing in fiscal 2003. In addition, Mr. Sevin may earn a bonus of up to 80% of his annual base salary (the “Targeted Bonus”) for services rendered based upon certain performance criteria. Mr. Sevin can also earn certain equity incentives if the Partnership meets certain performance criteria specified in the Employment Agreement. In addition, Mr. Sevin is entitled to certain supplemental executive retirement benefits (“SERP”) if he retires after age 65. If a “change of control” (as defined in the Employment Agreement) of the Partnership occurs and prior thereto or at any time within two years subsequent to such change of control the Partnership terminates the Executive’s employment without “cause” or the Executive resigns with “good reason” or the Executive terminates his employment during the thirty day period commencing on the first anniversary of a change of control, then Mr. Sevin will be entitled to (i) a lump sum payment equal to Mr. Sevin’s anticipated annual basic salaries, Targeted Bonuses and equity incentives for the three years following the termination date; (ii) the continuation of Mr. Sevin’s group insurance benefits for two years following the termination date; (iii) a cash payment equal to the value of 325,000 senior subordinated units; and (iv) the acceleration of Mr. Sevin’s SERP benefits. The Employment Agreement provides that if any payment received by Mr. Sevin is subject to a federal excise tax under Section 4999 of the Internal Revenue Code, the payment will be grossed up to permit Mr. Sevin to retain a net amount on an after-tax basis equal to what he would have received had the excise tax not been payable.

401(k) Plans

The Star Gas Employee Savings Plan is a voluntary defined contribution plan covering non-union and union employees who have attained the age of 21 and who have completed one year of service. Participants in the plan may elect to contribute a sum not to exceed 15% of a participant’s compensation. For non-union employees, Star Gas Propane contributes a matching amount equaling the participant’s contribution not to exceed 3% of the participant’s compensation. In addition, the plan allows Star Gas Propane to contribute an additional discretionary amount, which will be allocated to each participant based on such participant’s compensation as a percentage of total compensation of all participants.

Mr. Sevin, Mr. Catania and Ms. LoGalbo are covered under a 401(K) defined contribution plan maintained by Petro. Participants in the plan may elect to contribute a sum not to exceed 17% of a participant’s compensation or $11,000. Under this plan, Petro makes a 4% core contribution of a participant’s compensation up to $200,000 and matches 2/3 of each amount that a participant contributes with a maximum employer match of 2%.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership as of November 22, 2002 of common units, senior subordinated units, junior subordinated units and general partner units by:

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

	Common Units		Senior Subordinated Units			Junior Subordinated Units		General Partner Units(a)
Name	Number	Percentage	Number		Percentage	Number	Percentage	Number		Percentage
Star Gas LLC	—	—%	29,133		—%	—	—%	325,729		100%
Irik P. Sevin	—	—	52,171	(b)	1.7	53,426	15.5	325,729	(b)	100
Audrey L. Sevin	6,000	*	42,829	(b)	—	153,131	44.3	325,729	(b)	100
Hanseatic Americas, Inc.	350,000	1.2%	29,133	(b)	—	138,807	40.2	325,729	(b)	100
Paul Biddelman	—	—	6,357		*	—	—	—		—
Thomas Edelman	—	—	109,501	(c)(d)	3.5	—	—	—		—
I. Joseph Massoud	519	*	3,552		*	—	—	—		—
William P. Nicoletti	—	—	3,552		*	—	—	—		—
Stephen Russell	—	—	3,552		*	—	—	—		—
Richard F. Ambury	2,125	*	—		*	—	—	—		—
Ami Trauber	—	—	—		—	—	—	—		—
Carolyn LoGalbo	—	—	5,224		*	—	—	—		—
James Bottiglieri	1,500	*	634		*	—	—	—		—
Joseph P. Cavanaugh	1,000	*	12,669		*	—	—	—		—
Angelo J. Catania	—	—	10,447		*	—	—	—		—
All officers and directors and Star Gas LLC as a group (13 persons)	11,144	*	221,355		7.1%	206,557	59.8%	325,729		100%

(a)	For purpose of this table, the number of General Partner Units is deemed to include the 0.01% General Partner interest in Star Gas Propane.
(b)
Assumes each of Star Gas LLC owners may be deemed to beneficially own all of Star Gas LLC’s general partner units and senior subordinated units, however, they disclaim beneficial ownership of these units.

(c)	Includes senior subordinated units owned by Mr. Edelman’s wife and trust for the benefit of his minor children.
(d)	Includes 6,536 senior subordinated units owned by trusts for the benefit of Mr. Edelman’s siblings for which Mr. Edelman serves as Trustee. Mr. Edelman disclaims beneficial ownership of these units.

* Amount represents less than 1%.

Section 16(a) of the Securities Exchange Act of 1934 requires the General Partner’s officers and directors, and persons who own more than 10% of a registered class of the Partnership’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than 10 percent unitholders are required by SEC regulation to furnish the General Partner with copies of all Section 16(a) forms.

Based solely on its review of the copies of such forms received by the General Partner, or written representations from certain reporting persons that no Form 5’s were required for those persons, the General Partner believes that during fiscal year 2002 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were met in a timely manner.

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

ITEM 14.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Partnership’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

2. Financial Statement Schedule.

See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

3. Exhibits.

See “Index to Exhibits” set forth on page 41.

(b) Reports on Form 8-K.

9/17/02 -This Form 8-K consists of a copy of the underwriting agreement for a firm commitment public offering of up to 1,600,000 common units (plus a 15% over-allotment option) of the registrant that were previously registered pursuant to a shelf registration statement on Form S-3 (SEC File No. 333-57994), together with an opinion of counsel relating thereto.

INDEX TO EXHIBITS

Exhibit Number	Description
4.2	Form of Agreement of Limited Partnership of Star Gas Partners, L.P.(2)
4.3	Form of Agreement of Limited Partnership of Star Gas Propane, L.P.(2)
4.4	Amendment No. 1 dated as of April 17, 2001 to Amended and Restated Agreement of Limited Partnership of Star Gas Partners, L.P. (18)
4.5	Unit Purchase Rights Agreement dated April 17, 2001(19)
10.1	Form of Credit Agreement among Star Gas Propane, L.P. and certain banks(3)
10.2	Form of Conveyance and Contribution Agreement among Star Gas Corporation, the Partnership and the Operating Partnership.(3)
10.3	Form of First Mortgage Note Agreement among certain insurance companies, Star Gas Corporation and Star Gas Propane L.P.(3)
10.4	Intercompany Debt(3)
10.5	Form of Non-competition Agreement between Petro and the Partnership(3)
10.6	Form of Star Gas Corporation 1995 Unit Option Plan(3)(17)
10.7	Amoco Supply Contract(3)
10.10	Second Amendment dated as of October 21, 1997 to the Credit Agreement dated as of December 13, 1995 among the Operating Partnership, Bank Boston, N.A. and NationsBank, N.A.(4)
10.11	Note Agreement, dated as of January 22, 1998, by and between Star Gas and The Northwestern Mutual Life Insurance Company(6)
10.12	Third Amendment dated April 15, 1998 to the Bank Credit Agreement(8)
10.13	Fourth Amendment dated November 3, 1998 to the Bank Credit Agreement(9)
10.14	Agreement and Plan of Merger by and among Petroleum Heat and Power Co., Inc., Star Gas Partners, L.P., Petro/Mergeco, Inc., and Star Gas Propane, L.P.(2)
10.15	Exchange Agreement (2)
10.16	Amendment to the Exchange Agreement dated as of February 10, 1999(2).
10.17	Seventh amendment dated June 18, 1999 to the Credit Agreement dated December 13, 1995, between Star Gas Propane, L.P. and BankBoston, N.A. and NationsBank, N.A.(10).
10.18	Amendment No. 2 dated as of February 15, 2000, to the Credit Agreement, dated as of March 15.
10.19	$12,500,000 8.67% First Mortgage Notes, Series A, due March 30, 2012. $15,000,000 8.72% First Mortgage Notes, Series B, due March 30, 2015 dated as of March 30, 2000(12)
10.20
Eighth amendment dated June 30, 2000 to the Credit Agreement dated December 13, 1995, between Star Gas Propane, L.P. and Fleet National Bank formerly known as BankBoston, N.A., and Bank of America, N.A. formerly known as NationsBank, N.A.(13)

10.21	June 2000 Star Gas Employee Unit Incentive Plan(13) (17)
10.22	$40,000,000 Senior Secured Note Agreement(14)
10.23	Note Purchase Agreement for $7,500,000 – 7.62% First Mortgage Notes, Series A, due April 1, 2008 and $22,000,000 – 7.95% First Mortgage Notes, Series B, due April 1, 2011.(15)
10.24	Credit Agreement, dated as of March 30, 2001, by Total Gas & Electric, Inc. and Chase Manhattan Bank, as agent.(15)
10.25	Credit Agreement dated as of June 15, 2001 by Petroleum Heat and Power Co., Inc., and Bank of America N.A. as agent.(16)
10.26
Note Agreement dated as of July 30, 2001 for $103,000,000 by Star Gas Partners, L.P., Petro Holdings, Inc., Petroleum Heat and Power Co., Inc., and the agents Bank of America, N.A. and First Union Securities, Inc.(21)

10.27	Employment agreement dated as of September 30, 2001 between Star Gas LLC, and Irik P. Sevin.(17)(21)
10.28	Meenan Equity Purchase Agreement dated July 31, 2001(20)
10.29	Parity debt credit agreement, dated as of February 22, 2002 between Star Gas Propane, L.P., Fleet National Bank, as Administrative Agent, and Bank of America, N.A., as Documentation Agent.(22)
10.30	Waiver and third amendment to second amended and restated credit agreement, dated as of April 25, 2002 between Petroleum Heat and Power Co., Inc., and Bank of America, N.A., as Agent.(22)
21	Subsidiaries of the Registrant(1)
23.1	Consent of KPMG LLP(1)
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

INDEX TO EXHIBITS (continued)

(1)	Filed herewith.
(2)	Incorporated by reference to an Exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-66005, filed with the Commission on October 22, 1998.
(3)	Incorporated by reference to the same Exhibit to Registrant’s Registration Statement on Form S-1, File No. 33-98490, filed with the Commission on December 13, 1995.
(4)	Incorporated by reference to the same Exhibit to Registrant’s Periodic Report on Form 8-K, as amended, as filed with the Commission on October 23 and 29, 1997.
(5)	Incorporated by reference to the same Exhibit to Registrant’s Registration Statement on Form S-1, File No. 333-40855, filed with the Commission on December 11, 1997.
(6)	Incorporated by reference to the same Exhibit to Registrant’s Registration Statement on Form S-3, File No. 333-47295, filed with the Commission on March 4, 1998.
(7)	Incorporated by reference to the same Exhibit to Registrant’s Statement on Form S-4, File No. 333-49751, filed with the Commission on April 9, 1998.
(8)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 1998.
(9)	Incorporated by reference to the same Exhibit to Registrant’s Annual Report on Form 10-K filed with the Commission on November 24, 1998.
(10)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 1999.
(11)	[Intentionally Omitted]
(12)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 26, 2000.
(13)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2000.
(14)	In Accordance with item 601(B)(4)(iii) of Regulation S-K, the Partnership will provide a copy of this document to the SEC upon request.
(15)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2001.
(16)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2001.
(17)	Management compensation agreement.
(18)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 16, 2001.
(19)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on April 18, 2001.
(20)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 31, 2001.
(21)	Incorporated by reference to the same Exhibit to Registrant’s Annual Report on Form 10-K filed with the Commission on December 20, 2001.
(22)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q with the Commission on April 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the General Partner has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

By:	Star Gas Partners, L.P.
Star Gas LLC (General Partner)

By:	/s/ Irik P. Sevin
Irik P. Sevin Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Name	Title	Date

/s/ Irik P. Sevin Irik P. Sevin	Chairman of the Board, Chief Executive Officer and Director Star Gas LLC	December 23, 2002

/s/ Ami Trauber Ami Trauber	Chief Financial Officer (Principal Financial and Accounting Officer) Star Gas LLC	December 23, 2002

/s/ Audrey L. Sevin Audrey L. Sevin	Director Star Gas LLC	December 23, 2002

/s/ Paul Biddelman Paul Biddelman	Director Star Gas LLC	December 23, 2002

/s/ Thomas J. Edelman Thomas J. Edelman	Director Star Gas LLC	December 23, 2002

/s/ I. Joseph Massoud I. Joseph Massoud	Director Star Gas LLC	December 23, 2002

/s/ William P. Nicoletti William P. Nicoletti	Director Star Gas LLC	December 23, 2002

/s/ Stephen Russell Stephen Russell	Director Star Gas LLC	December 23, 2002

CERTIFICATIONS

I, Irik P. Sevin, certify that:

1.	I have reviewed this annual report on Form 10-K of Star Gas Partners, L.P.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

/s/ Irik P. Sevin
Irik P. Sevin
Chief Executive Officer

CERTIFICATIONS

I, Ami Trauber, certify that:

1.	I have reviewed this annual report on Form 10-K of Star Gas Partners, L.P.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

/s/ Ami Trauber
Ami Trauber
Chief Financial Officer

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Part II	Financial Information:	Page

Item 8 - Financial Statements

	Independent Auditors’ Report	F-2

	Consolidated Balance Sheets as of September 30, 2001 and 2002	F-3

	Consolidated Statements of Operations for the years ended September 30, 2000, 2001 and 2002	F-4

	Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2000, 2001 and 2002	F-5

	Consolidated Statements of Partners’ Capital for the years ended September 30, 2000, 2001 and 2002	F-6

	Consolidated Statements of Cash Flows for the years ended September 30, 2000, 2001 and 2002	F-7

	Notes to Consolidated Financial Statements	F-8 - F-29

Schedule for the years ended September 30, 2000, 2001 and 2002

	II. Valuation and Qualifying Accounts	F-30

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes therein.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
INDEPENDENT AUDITORS’ REPORT

The Partners of Star Gas Partners, L.P.:

We have audited the consolidated financial statements of Star Gas Partners, L.P. and Subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Gas Partners, L.P. and Subsidiaries as of September 30, 2001 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Stamford, Connecticut
November 26, 2002

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30,
	2001	2002
Assets
Current assets
Cash and cash equivalents	$17,228	$61,481
Receivables, net of allowance of $11,364 and $8,282, respectively	104,973	83,452
Inventories	41,130	39,453
Prepaid expenses and other current assets	21,931	37,815

Total current assets	185,262	222,201

Property and equipment, net	235,371	241,892
Long-term portion of accounts receivables	6,752	6,672
Intangibles and other assets, net	471,434	473,001

Total Assets	$898,819	$943,766

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$35,800	$20,360
Working capital facility borrowings	13,866	26,195
Current maturities of long-term debt	11,886	72,113
Accrued expenses	77,678	69,444
Unearned service contract revenue	24,575	30,549
Customer credit balances	65,207	70,583

Total current liabilities	229,012	289,244

Long-term debt	457,086	396,733
Other long-term liabilities	14,457	25,525

Partners’ capital
Common unitholders	209,911	242,696
Subordinated unitholders	2,772	3,105
General partner	(2,220)	(2,710)
Accumulated other comprehensive loss	(12,199)	(10,827)

Total Partners’ capital	198,264	232,264

Total Liabilities and Partners’ Capital	$898,819	$943,766

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
(in thousands, except per unit data)	2000	2001	2002
Sales	$744,664	$1,085,973	$1,025,058
Costs and expenses:
Cost of sales	501,589	771,317	661,978
Delivery and branch expenses	156,862	200,059	235,708
Depreciation and amortization expenses	34,708	44,396	59,049
General and administrative expenses	20,511	39,086	40,771
TG&E customer acquisition expense	2,082	1,868	1,228

Operating income	28,912	29,247	26,324
Interest expense, net	26,784	33,727	37,502
Amortization of debt issuance costs	534	737	1,447

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	1,594	(5,217)	(12,625)
Minority interest in net loss of TG&E	251	—	—
Income tax expense (benefit)	492	1,498	(1,456)

Income (loss) before cumulative change in accounting principle	1,353	(6,715)	(11,169)
Cumulative effect of change in accounting principle for adoption of SFAS No. 133, net of income taxes	—	1,466	—

Net income (loss)	$1,353	$(5,249)	$(11,169)

General Partner’s interest in net income (loss)	$24	$(75)	$(116)

Limited Partners’ interest in net income (loss)	$1,329	$(5,174)	$(11,053)

Basic and diluted net income (loss) per Limited Partner unit	$.07	$(.23)	$(.38)

Basic and diluted weighted average number of Limited Partner units outstanding	18,288	22,439	28,790

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended September 30,
(in thousands)	2000	2001	2002

Net income (loss)	$1,353	$(5,249)	$(11,169)
Other comprehensive income (loss)
Unrealized gain (loss) on derivative instruments	—	(18,594)	12,968
Unrealized loss on pension plan obligations	—	(4,149)	(11,596)

Comprehensive income (loss)	$1,353	$(27,992)	$(9,797)

(in thousands)
Reconciliation of Accumulated Other Comprehensive Income (Loss)
	Pension Plan Obligations	Derivative Instruments	Total

Balance as of September 30, 2000	$—	$—	$—
Cumulative effect of the adoption of SFAS No. 133	—	10,544	10,544
Reclassification to earnings	—	(2,473)	(2,473)
Other comprehensive loss	(4,149)	(16,121)	(20,270)

Balance as of September 30, 2001	(4,149)	(8,050)	(12,199)
Reclassification to earnings	—	16,252	16,252
Other comprehensive loss	(11,596)	(3,284)	(14,880)

Balance as of September 30, 2002	$(15,745)	$4,918	$(10,827)

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
Years Ended September 30, 2000, 2001 and 2002

(in thousands, except per unit amounts)

	Number of Units								Accumulative Other Comprehensive Income (loss)
	Common	Senior Sub.	Junior Sub.	General Partner	Common	Senior Sub.	Junior Sub.	General Partner		Total Partners’ Capital
Balance as of September 30, 1999	14,378	2,477	345	326	$145,906	$5,938	$(60)	$(1,608)	$—	$150,176

Issuance of units: Common	1,667				22,611					22,611
Senior Subordinated		110				649				649
Net Income					1,122	182	25	24		1,353
Distributions: ($2.30 per unit)					(34,967)					(34,967)
($0.25 per unit)						(644)				(644)

Balance as of September 30, 2000	16,045	2,587	345	326	134,672	6,125	(35)	(1,584)	—	139,178

Issuance of units:
Common	7,349				123,846					123,846
Senior Subordinated		130				3,319				3,319
Net Loss					(4,475)	(620)	(79)	(75)		(5,249)
Other Comprehensive Loss, net									(12,199)	(12,199)
Distributions: ($2.300 per unit)					(44,132)					(44,132)
($1.975 per unit)						(5,341)				(5,341)
($1.725 per unit)							(597)	(561)		(1,158)

Balance as of September 30, 2001	23,394	2,717	345	326	209,911	3,483	(711)	(2,220)	(12,199)	198,264

Issuance of units:
Common	5,576				100,610					100,610
Senior Subordinated		417				6,908				6,908
Net Loss					(9,815)	(1,115)	(123)	(116)		(11,169)
Other Comprehensive Income, net									1,372	1,372
Distributions: ($2.30 per unit)					(58,010)					(58,010)
($1.65 per unit)						(4,939)				(4,939)
($1.15 per unit)							(398)	(374)		(772)

Balance as of September 30, 2002	28,970	3,134	345	326	$242,696	$4,337	$(1,232)	$(2,710)	$(10,827)	$232,264

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Years Ended September 30,
	2000	2001	2002
Cash flows provided by (used in) operating activities:
Net income (loss)	$1,353	$(5,249)	$(11,169)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,708	44,396	59,049
Amortization of debt issuance cost	534	737	1,447
Minority interest in net loss of TG&E	(251)	—	—
Unit compensation expense	649	3,315	367
Provision for losses on accounts receivable	2,669	10,624	10,459
(Gain) loss on sales of fixed assets	(143)	26	336
Cumulative effect of change in accounting principle for the adoption of SFAS No. 133	—	(1,466)	—
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(22,327)	(44,905)	11,314
Decrease (increase) in inventories	(6,272)	(3,824)	2,805
Increase in other assets	(3,134)	(15,066)	(16,167)
Increase (decrease) in accounts payable	6,589	10,942	(15,591)
Increase in other current and long-term liabilities	5,989	63,614	22,605

Net cash provided by operating activities	20,364	63,144	65,455

Cash flows provided by (used in) investing activities:
Capital expenditures	(7,560)	(17,687)	(15,070)
Proceeds from sales of fixed assets	1,136	596	1,882
Cash acquired in acquisitions	876	5	—
Acquisitions	(59,624)	(239,048)	(49,224)

Net cash used in investing activities	(65,172)	(256,134)	(62,412)

Cash flows provided by (used in) financing activities:
Working capital facility borrowings	104,450	114,250	90,123
Working capital facility repayments	(85,801)	(124,784)	(77,794)
Acquisition facility borrowings	65,800	70,700	74,250
Acquisition facility repayments	(36,200)	(95,600)	(56,950)
Repayment of debt	(9,426)	(8,980)	(22,931)
Proceeds from issuance of debt	28,726	175,923	—
Distributions	(35,611)	(50,631)	(63,721)
Increase in deferred charges	(442)	(5,527)	(2,103)
Proceeds from issuance of Common Units, net	22,611	123,846	100,244
Other	(2,881)	111	92

Net cash provided by financing activities	51,226	199,308	41,210

Net increase in cash	6,418	6,318	44,253
Cash at beginning of period	4,492	10,910	17,228

Cash at end of period	$10,910	$17,228	$61,481

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)	Partnership Organization

Star Gas Partners, L.P. (“Star Gas” or the “Partnership”) is a diversified home energy distributor and services provider, specializing in heating oil, propane, natural gas and electricity. Star Gas is a master limited partnership, which at September 30, 2002 had outstanding 29.0 million common units (NYSE: “SGU” representing an 88.4% limited partner interest in Star Gas Partners) and 3.1 million senior subordinated units (NYSE: “SGH” representing a 9.5% limited partner interest in Star Gas Partners) outstanding. Additional Partnership interests include 0.3 million junior subordinated units (representing a 1.1% limited partner interest) and 0.3 million general partner units (representing a 1.0% general partner interest).

Operationally the Partnership was organized at September 30, 2002 as follows:
•
Star Gas Propane, L.P., (“Star Gas Propane” or the “propane segment”) is a wholly owned subsidiary of Star Gas. Star Gas Propane markets and distributes propane gas and related products to approximately 300,000 customers in the Midwest, Northeast, Florida and Georgia.

•
Petro Holdings, Inc. (“Petro” or the “heating oil segment”), is the nation’s largest retail distributor of home heating oil and serves approximately 510,000 customers in the Northeast and Mid-Atlantic. Petro is an indirect wholly owned subsidiary of Star Gas Propane.

•
Total Gas and Electric (“TG&E” or the “natural gas and electric reseller segment”) is an energy reseller that markets natural gas and electricity to residential households in deregulated energy markets in New York, New Jersey, Florida and Maryland and serves over 55,000 residential customers. TG&E was formerly a wholly owned subsidiary of Star Gas, but subsequent to September 30, 2002, it became a wholly owned indirect subsidiary of Petro.

•
Star Gas Partners (“Partners” or the “Public Master Limited Partnership”) includes the office of the Chief Executive Officer and in addition has the responsibility for maintaining investor relations and investor reporting for the Partnership.

2)	Summary of Significant Accounting Policies

Basis of Presentation
Beginning April 7, 2000, the Consolidated Financial Statements also include the accounts and results of operations of TG&E. As of September 30, 2000 and September 30, 2001, the Partnership owned 72.7% and 80.0% of TG&E. Revenue and expenses were also consolidated with the Partnership with a deduction for the net loss allocable to the minority interest, which amount was limited based upon the equity of the minority interest. All material intercompany items and transactions have been eliminated in consolidation.

In June 2002, the Partnership entered into an agreement that resolved certain disputes between the Partnership and the minority interest shareholders of TG&E relating to the initial purchase of TG&E by the Partnership. This agreement provided for the transfer of the entire minority shareholders’ equity interest in TG&E and the surrender to the Partnership of certain notes payable to the minority shareholders in the amount of $0.6 million. This transaction was accounted for as the acquisition of a minority interest and the result was to reduce recorded goodwill by $0.6 million. The book value of all other assets and liabilities of TG&E approximated their fair values.

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

2)    Summary of Significant Accounting Policies—(continued)

Basic and Diluted Net Income (Loss) per Limited Partner Unit
Net Income (Loss) per Limited Partner Unit is computed by dividing net income (loss), after deducting the General Partner’s interest, by the weighted average number of Common Units, Senior Subordinated Units and Junior Subordinated Units outstanding.

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

Intangible and Other Assets
Intangible and other assets include goodwill, covenants not to compete, customer lists and deferred charges.

Goodwill is the excess of cost over the fair value of net assets in the acquisition of a company. The Partnership amortizes goodwill using the straight-line method over a twenty-five year period for goodwill acquired prior to July 1, 2001. In accordance with SFAS No. 141, goodwill acquired after June 30, 2001 is not amortized.

Covenants not to compete are non-compete agreements established with the owners of an acquired company and are amortized over the respective lives of the covenants, which are generally five years.

Customer lists are the names and addresses of the acquired company’s patrons. Based on the historical retention experience of these lists, Star Gas Propane amortizes customer lists on a straight-line method over fifteen years, Petro amortizes customer lists on a straight-line method over seven to ten years and TG&E amortizes customer lists on an accelerated method over six years.

Deferred charges represent the costs associated with the issuance of debt instruments and are amortized using the interest method over the lives of the related debt instruments.

It is the Partnership’s policy to review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership determines that the carrying values of intangible assets are recoverable over their remaining estimated lives through undiscounted future cash flow analysis. If such a review should indicate that the carrying amount of the intangible assets is not recoverable, it is the Partnership’s policy to reduce the carrying amount of such assets to fair value.

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

2)	Summary of Significant Accounting Policies—(continued)

Insurance Reserves
The Partnership accrues for workers’ compensation, general liability and auto claims not covered under its insurance policies based upon expectations as to what its ultimate liability will be for these claims.

TG&E Customer Acquisition Expense
TG&E customer acquisition expense represents the purchase of new accounts from a third party direct marketing company for the Partnership’s natural gas and electric reseller segment. Such costs are expensed as incurred upon acquisition of new customers.

Employee Unit Incentive Plan
When applicable, the Partnership accounts for stock-based compensation arrangements in accordance with APB No. 25. Compensation costs for fixed awards on pro-rata vesting are recognized straight-line over the vesting period. The Partnership adopted an employee unit incentive plan to grant certain employees senior subordinated limited partner units (“incentive units”), as an incentive for increased efforts during employment and as an inducement to remain in the service of the Partnership. Grants of incentive units vest twenty percent immediately, with the remaining amount vesting over four consecutive installments if the Partnership achieves annual targeted distributable cash flow. The Partnership records an expense for the incentive units granted, which require no cash contribution, over the vesting period for those units which are probable of being issued.

Income Taxes
The Partnership is a master limited partnership. As a result, for Federal income tax purposes, earnings or losses are allocated directly to the individual partners. Except for the Partnership’s corporate subsidiaries, no recognition has been given to Federal income taxes in the accompanying financial statements of the Partnership. While the Partnership’s corporate subsidiaries will generate non-qualifying Master Limited Partnership revenue, dividends from the corporate subsidiaries to the Partnership are generally included in the determination of qualified Master Limited Partnership income. In addition, a portion of the dividends received by the Partnership from the corporate subsidiaries will be taxable to the partners. Net earnings for financial statement purposes will differ significantly from taxable income reportable to partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and due to the taxable income allocation requirements of the Partnership agreement.

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

Concentration of Revenue with Price Plan Customers
At September 30, 2002, approximately 17% of the volume sold in the Partnership’s heating oil segment is sold to individual customers under an agreement pre-establishing a fixed or maximum sales price of home heating oil over a twelve month period. The fixed or maximum price at which home heating oil is sold to these price plan customers is generally renegotiated prior to the heating season of each year based on current market conditions. The heating oil segment currently enters into derivative instruments (futures, options, collars and swaps) for a substantial majority of the heating oil it sells to these price plan customers in advance and at a fixed cost. Should events occur after a price plan customer’s price is established that increases the cost of home heating oil above the amount anticipated, margins for the price plan customers whose heating oil was not purchased in advance would be lower than expected, while those customers whose heating oil was purchased in advance would be unaffected. Conversely, should events occur during this period that decrease the cost of heating oil below the amount anticipated, margins for the price plan customers whose heating oil was purchased in advance could be lower than expected, while those customers whose heating oil was not purchased in advance would be unaffected or higher than expected.

Derivatives and Hedging
The Partnership uses derivative financial instruments to manage its exposure to market risk related to changes in the current and future market price of home heating oil, propane, and natural gas. The Partnership believes it is prudent to minimize the variability and price risk associated with the purchase of home heating oil and propane, accordingly, it is the Partnership’s objective to hedge the cash flow variability associated with forecasted purchases of its inventory held for resale through the use of derivative instruments when appropriate. To a lesser extent, the Partnership also hedges the fair value of inventory on hand or firm commitments to purchase inventory. To meet these objectives, it is the Partnership’s policy to enter into various types of derivative instruments to (i) manage the variability of cash flows resulting from the price risk associated with forecasted purchases of home heating oil, propane, and natural gas and (ii) hedge the downside price risk of firm purchase commitments and in some cases physical inventory on hand.

2)	Summary of Significant Accounting Policies — (continued)

In October 2000, the Partnership adopted the provisions of Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (Statement No. 133) as amended by Statement No. 137 and No. 138. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Partnership’s balance sheet and measurement of those instruments at fair value and requires that a company formally document, designate and assess the effectiveness and ineffectiveness of transactions that receive hedge accounting. Derivatives that are not designated as hedges must be adjusted to fair value through income. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Upon adoption of Statement No. 133 on October 1, 2000, the Partnership recognized current assets of $12.0 million, a $1.5 million increase in net income and a $10.5 million increase in accumulated other comprehensive income all of which were recorded as a cumulative effect of a change in accounting principle.

All derivative instruments are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Partnership designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The Partnership formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Partnership also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that is has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the Partnership continues to carry the derivative on the balance sheet at its fair value, and recognized changes in the fair value of the derivative through current-period earnings.

Accounting Principles Not Yet Adopted

In June 2001, the FASB issued Statement No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangible Assets.” Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as for all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Partnership adopted the applicable provisions of Statement No. 141 related to acquisitions completed after June 30, 2001.

The Partnership will apply the transitional provisions (related to classification of intangibles) of Statement No. 141 and the provisions of Statement No. 142 beginning the first fiscal quarter of 2003. The Partnership has evaluated its existing intangible assets and will make any necessary reclassifications in order to conform to the provisions of Statement No. 141. In accordance with Statement No. 142, the Partnership will reassess the useful lives of its intangible assets and will test its goodwill and intangible assets for impairment and recognize any impairment loss as a cumulative effect of change in accounting principle in fiscal 2003.

2)	Summary of Significant Accounting Policies—(continued)

As of September 30, 2002, the Partnership had unamortized goodwill in the amount of $264.6 million. The Partnership also has $194.2 million of unamortized identifiable intangible assets, which will be subject to the transition provisions of Statements No. 141 and No. 142. Amortization expense related to goodwill was $7.9 million and $8.3 million for the years ended September 30, 2001 and 2002, respectively. Since July 1, 2001, the Partnership’s adoption date of Statement No. 141, the Partnership acquired $87.8 million of goodwill subject to Statement No. 142. As a result, these assets were not amortized; however, amortization expense would have been increased approximately $3.4 million, if this goodwill had been amortized for the twelve months ended September 30, 2002. In accordance with FASB Statement No. 142, the Partnership is currently evaluating the fair value of its goodwill that arose in connection with its acquisitions, to determine if the value of these assets are impaired. It is likely that during the first fiscal quarter of 2003, the Partnership will record a charge between $3.5 million and $4.0 million to write-off a portion of TG&E’s goodwill pursuant to Statement No. 142. At September 30, 2002, TG&E had approximately $10.0 million of goodwill subject to the provisions of Statement No. 142. The Partnership will record the charge, net of taxes, as a cumulative effect of change in accounting principle.

In August 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations.” Statement No. 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred. Statement No. 143 also requires the recording of a corresponding asset, and to depreciate that amount over the life of the asset. The liability is then increased at the end of each period to reflect the passage of time and changes in the initial fair value measurement. The Partnership is required to adopt the provisions of Statement No. 143, effective October 1, 2002 and has determined that the provisions of this Statement will have no material impact on its financial condition or results of operations.

In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. The Partnership is required to adopt the provisions of Statement No. 144 effective October 1, 2002 and has determined that the provisions of this Statement will have no material impact on its financial condition or results of operations.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Partnership does not expect the adoption to have a material impact to the Partnership’s financial position or results of operations.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. Interpretation No. 45 also requires additional disclosures related to guarantees. The disclosure requirements are effective for interim and annual financial statements for periods ending after December 15, 2002. The recognition and measurement provisions of Interpretation No. 45 are effective for all guarantees entered into or modified after December 31, 2002. The Partnership is in the process of evaluating the effect of this Interpretation on its financial statements and disclosures.

3)    Quarterly Distribution of Available Cash

In general, the Partnership distributes to its partners on a quarterly basis all “Available Cash.” Available Cash generally means, with respect to any fiscal quarter, all cash on hand at the end of such quarter less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the General Partner to (1) provide for the proper conduct of the Partnership’s business, (2) comply with applicable law or any of its debt instruments or other agreements or (3) in certain circumstances provide funds for distributions to the common unitholders and the senior subordinated unitholders during the next four quarters. The General Partner may not establish cash reserves for distributions to the senior subordinated units unless the General Partner has determined that in its judgment the establishment of reserves will not prevent the Partnership from distributing the Minimum Quarterly Distribution (“MQD”) on all common units and any common unit arrearages thereon with respect to the next four quarters. Certain restrictions on distributions on senior subordinated units, junior subordinated units and general partner units could result in cash that would otherwise be Available Cash being reserved for other purposes. Cash distributions will be characterized as distributions from either Operating Surplus or Capital Surplus as defined in the Partnership agreement.

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

The Partnership intends to distribute to the extent there is sufficient Available Cash, at least a MQD of $0.575 per common unit, or $2.30 per common unit on a yearly basis. In general, Available Cash will be distributed per quarter based on the following priorities:

•	First, to the common units until each has received $0.575, plus any arrearages from prior quarters.
•	Second, to the senior subordinated units until each has received $0.575.
•	Third, to the junior subordinated units and general partner units until each has received $0.575.
•	Finally, after each has received $0.575, available cash will be distributed proportionately to all units until target levels are met.

If distributions of Available Cash exceed target levels greater than $0.604, the senior subordinated units, junior subordinated units and general partner units will receive incentive distributions.

In August 2000, the Partnership commenced quarterly distributions on its senior subordinated units at an initial rate of $0.25 per unit. From February 2001 to July 2002, the Partnership increased the quarterly distributions on its senior subordinated units, junior subordinated units and general partner units to $0.575 per unit. In August 2002, the Partnership announced that it would decrease distributions to its senior subordinated units to $0.25 and would eliminate the distributions to its junior subordinated units and general partner units.

The subordination period will end once the Partnership has met the financial tests stipulated in the partnership agreement, but it generally cannot end before December 31, 2005. However, if the general partner is removed under some circumstances, the subordination period will end. When the subordination period ends, all senior subordinated units and junior subordinated units will convert into Class B common units on a one-for-one basis, and each common unit will be redesignated as a Class A common unit. The main difference between the Class A common units and Class B common units is that the Class B common units will continue to have the right to receive incentive distributions and additional units.

The subordination period will generally extend until the first day of any quarter beginning after December 31, 2005 that each of the following three events occur:

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

4)    Segment Reporting

The Partnership has three reportable operating segments: retail distribution of heating oil, retail distribution of propane, reselling of natural gas and electricity. The administrative expenses for the public master limited partnership, Star Gas Partners, have not been allocated to the segments. Management has chosen to organize the enterprise under these three segments in order to leverage the expertise it has in each industry, allow each segment to continue to strengthen its core competencies and provide a clear means for evaluation of operating results.

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

The natural gas and electric reseller segment is primarily engaged in offering natural gas and electricity to residential consumers in deregulated energy markets. In deregulated energy markets, customers have a choice in selecting energy suppliers to power and / or heat their homes; as a result, a significant portion of this segment’s revenue is directly related to weather conditions. TG&E operates in the New York, New Jersey, Maryland and Florida, where competitors range from independent resellers, like TG&E, to large public utilities.

The public master limited partnership includes the office of the Chief Executive Officer and has the responsibility for maintaining investor relations and investor reporting for the Partnership.

4) Segment Reporting – (continued)

The following are the statements of operations and balance sheets for each segment as of and for the periods indicated. The electric and natural gas reselling segment (TG&E) was added beginning April 7, 2000, the date of acquisition. There were no inter-segment sales.

(in thousands)	Years Ended September 30,
	2001					2002
Statements of Operations	Heating Oil	Propane	TG&E	Partners & Other	Consol.	Heating Oil	Propane	TG&E	Partners & Other	Consol.
Sales	$767,959	$226,340	$91,674	$—	$1,085,973	$790,378	$195,517	$39,163	$—	$1,025,058
Cost of sales	563,803	124,164	83,350	—	771,317	546,495	82,865	32,618	—	661,978
Delivery and branch	142,968	57,091	—	—	200,059	174,030	61,678	—	—	235,708
Deprec. and amort	28,586	13,867	1,934	9	44,396	40,437	16,783	1,822	7	59,049
G & A expense	10,240	6,992	12,720	9,134	39,086	13,630	8,526	14,500	4,115	40,771
TG&E customer acquisition expense	—	—	1,868	—	1,868	—	—	1,228	—	1,228

Operating income (loss)	22,362	24,226	(8,198)	(9,143)	29,247	15,786	25,665	(11,005)	(4,122)	26,324
Net interest expense (income)	20,891	11,863	2,934	(1,961)	33,727	24,087	13,227	3,530	(3,342)	37,502
Amortization of debt issuance costs	506	231	—	—	737	1,197	250	—	—	1,447

Income (loss) before income taxes	965	12,132	(11,132)	(7,182)	(5,217)	(9,498)	12,188	(14,535)	(780)	(12,625)
Income tax expense (benefit)	1,200	297	1	—	1,498	(1,700)	244	—	—	(1,456)

Income (loss) before cumulative change in accounting principle	(235)	11,835	(11,133)	(7,182)	(6,715)	(7,798)	11,944	(14,535)	(780)	(11,169)
Cumulative change in accounting principle	2,093	(229)	(398)	—	1,466	—	—	—	—	—

Net income (loss)	$1,858	$11,606	$(11,531)	$(7,182)	$(5,249)	$(7,798)	$11,944	$(14,535)	$(780)	$(11,169)

Capital expenditures	$11,979	$5,390	$318	$—	$17,687	$9,105	$5,235	$730	$—	$15,070

Total Assets	$591,625	$380,826	$28,756	$(102,388)	$898,819	$619,742	$442,318	$17,570	$(135,864)	$943,766

(in thousands)	Year Ended September 30, 2000
Statements of Operations	Heating Oil	Propane	TG&E	Partners & Other	Consol.
Sales	$570,877	$150,184	$23,603	$—	$744,664
Cost of sales	403,260	76,303	22,026	—	501,589
Delivery and branch	112,820	44,042	—	—	156,862
Depreciation and amortization	22,373	11,916	416	3	34,708
G & A expense	9,196	6,129	2,041	3,145	20,511
TG&E customer acquisition expense	—	—	2,082	—	2,082

Operating income (loss)	23,228	11,794	(2,962)	(3,148)	28,912
Net interest expense (income)	17,069	9,509	635	(429)	26,784
Amortization of debt issuance costs	343	191	—	—	534

Income (loss) before income taxes & minority interest	5,816	2,094	(3,597)	(2,719)	1,594
Minority interest in net loss of TG&E	—	—	251	—	251
Income tax expense	400	90	2	—	492
Net income (loss)	$5,416	$2,004	$(3,348)	$(2,719)	$1,353

Capital expenditures	$3,478	$3,927	$155	$—	$7,560

Total Assets	$374,279	$286,714	$26,360	$(68,377)	$618,976

4) Segment Reporting—(continued)

(in thousands)

	September 30, 2001					September 30, 2002
Balance Sheets	Heating Oil	Propane	TG&E	Partners & Other (1)	Consol.	Heating Oil	Propane	TG&E	Partners & Other (1)	Consol.

Assets
Current assets:
Cash and cash equivalents	$7,181	$3,655	$102	$6,290	$17,228	$49,474	$8,904	$474	$2,629	$61,481
Receivables, net	82,484	12,002	10,487	—	104,973	70,063	10,669	2,720	—	83,452
Inventories	24,735	13,181	3,214	—	41,130	27,301	10,156	1,996	—	39,453
Prepaid expenses and other current assets	16,921	3,523	2,349	(862)	21,931	34,817	2,793	1,009	(804)	37,815

Total current assets	131,321	32,361	16,152	5,428	185,262	181,655	32,522	6,199	1,825	222,201
Property and equipment, net	72,204	162,680	487	—	235,371	66,854	174,298	740	—	241,892
Long-term portion of accounts receivable	6,752	—	—	—	6,752	6,672	—	—	—	6,672
Investment in subsidiaries	—	108,035	—	(108,035)	—	—	137,689	—	(137,689)	—
Intangibles and other assets, net	381,348	77,750	12,117	219	471,434	364,561	97,809	10,631	—	473,001

Total assets	$591,625	$380,826	$28,756	$(102,388)	$898,819	$619,742	$442,318	$17,570	$(135,864)	$943,766

Liabilities and Partners’ Capital	Heating Oil	Propane	TG&E	Partners & Other (1)	Consol.	Heating Oil	Propane	TG&E	Partners & Other (1)	Consol.

Current Liabilities:
Accounts payable	$22,407	$5,682	$7,711	$—	$35,800	$11,070	$5,725	$3,565	$—	$20,360
Working capital Facility borrowings	—	8,400	5,466	—	13,866	23,000	—	3,195	—	26,195
Current maturities of long-term debt	1,184	8,702	2,000	—	11,886	60,787	10,626	700	—	72,113
Accrued expenses and other current liabilities	63,895	10,267	1,052	2,464	77,678	53,754	12,633	1,170	1,887	69,444
Due to affiliate	(185)	(1,450)	2,069	(434)	—	(293)	(3,321)	2,855	759	—
Unearned service contract revenue	24,575	—	—	—	24,575	30,549	—	—	—	30,549
Customer credit balances	45,456	18,053	1,698	—	65,207	49,346	16,487	4,750	—	70,583

Total current liabilities	157,332	49,654	19,996	2,030	229,012	228,213	42,150	16,235	2,646	289,244
Long-term debt	314,148	142,375	563	—	457,086	230,384	166,349	—	—	396,733
Other long-term liabilities	12,110	2,307	40	—	14,457	23,456	2,069	—	—	25,525
Partners’ Capital: Equity Capital	108,035	186,490	8,157	(104,418)	198,264	137,689	231,750	1,335	(138,510)	232,264

Total liabilities and Partners’ Capital	$591,625	$380,826	$28,756	$(102,388)	$898,819	$619,742	$442,318	$17,570	$(135,864)	$943,766

(1)
The Partner and Other amounts include the balance sheet of the Public Master Limited Partnership, as well as the necessary consolidation entries to eliminate the investment in Petro Holdings, Star Gas Propane and TG&E.

5) Inventories
The components of inventory were as follows:

(in thousands)

	September 30, 2001	September 30, 2002
Propane gas	$9,546	$6,175
Propane appliances and equipment	3,635	3,981
Fuel oil	12,403	15,555
Fuel oil parts and equipment	12,332	11,746
Natural gas	3,214	1,996

	$41,130	$39,453

Propane

The Partnership obtains its propane supply through a rail transportation system, through an outside trucking network and through inland terminals. In addition to these supply networks, Star Gas Propane’s operations are also supplied through bulk purchases at Mont Belvieu, Texas, which are physically transported to multiple points along the TEPPCO Partners, L.P. pipeline system and a drop point at Star Gas Propane’s Seymour Indiana underground storage facility. The pipeline is connected to the Mont Belvieu, Texas storage facilities and is one of the largest conduits of supply for the U.S. propane industry. The Seymour facility allows the propane segment to store a volume of propane equal to approximately 13% of its annual purchases. Substantially all of the Partnership’s propane supplies for the retail operations are purchased under annual or longer term supply contracts that generally provide for pricing in accordance with market prices at the time of delivery from over 20 suppliers. Star Gas Propane’s three single largest suppliers in the aggregate account for approximately 40% of Star Gas Propane’s total annual propane purchases. Certain of the contracts provide for minimum and maximum amounts of propane to be purchased and provide for pricing in accordance with posted prices at the time of delivery or include a pricing formula that typically is based on current market prices.

Heating Oil

The Partnership obtains home heating oil in either barge or truckload quantities, and has contracts with approximately 80 third party owned terminals for the right to temporarily store its heating oil. Purchases are made pursuant to supply contracts or on the spot market. The Partnership has market price based contracts for substantially all its petroleum requirements with 12 different suppliers, the majority of which have significant domestic sources for their product, and many of which have been suppliers for over 10 years. Typically supply contracts have terms of 12 months. All of the supply contracts provide for maximum and in some cases minimum quantities, and in most cases the price is based upon the market price at the time of delivery.

Natural Gas and Electricity

The Partnership is an independent reseller of natural gas and electricity to residential homeowners in deregulated markets. In the markets in which TG&E operates, natural gas and electricity are available from wholesale natural gas producers and electricity generating companies. Substantially all purchases were from major US wholesalers, who transport the natural gas to the incumbent utility company for TG&E, through purchased or assigned capacity using existing pipelines. Additionally, all of TG&E’s electricity requirements are currently purchased at market from a New York Independent System operator, who transports the electricity to the incumbent utility company, through scheduled deliveries using existing electric lines.

The incumbent utility company then delivers the natural gas and electricity to TG&E customers using existing pipelines and electric lines. The incumbent utility and TG&E coordinate delivery and billing, and also compete to sell the natural gas and electricity to the ultimate consumer. Generally, customers pay the incumbent utility a service charge to cover customer related costs like meter readings, billing, equipment and maintenance. Customers also pay a separate delivery charge to the incumbent utility for bringing the natural gas or electricity from the customer’s chosen supplier. The energy service company is then paid by the customer for the natural gas or electricity that was supplied. In most markets in which TG&E operates, these charges are itemized on one customer energy bill from the utility company. In other markets, TG&E directly bills the customer for the natural gas or electricity supplied.

The Partnership may enter into forward contracts with Mont Belvieu suppliers, heating oil suppliers or refineries which call for a fixed price for the product to be purchased based on current market conditions, with delivery occurring at a later date. In most cases the Partnership has entered into similar agreements to sell this product to customers for a fixed price based on market conditions. In the event that the Partnership enters into these types of contracts without a subsequent sale, it is exposed to some market risk. Currently, the Partnership does not have any forward contracts that if market conditions were to change, would have a material effect on its financial statements.

5) Inventories (continued)

Inventory Derivative Instruments

The Partnership periodically hedges a portion of its home heating oil, propane and natural gas purchases and sales through futures, options, collars and swap agreements.

To hedge a substantial portion of the purchase price associated with heating oil gallons anticipated to be sold to its price plan customers, the heating oil segment at September 30, 2002 had outstanding 19.1 million gallons of futures contracts to buy heating oil with a notional value of $13.0 million and a fair value of $2.0 million; 73.5 million gallons of option contracts to buy heating oil with a notional value of $54.4 million and a fair value of $6.1 million and 2.9 million gallons of option contracts to sell heating oil. None of the heating oil segment’s outstanding options to sell heating oil, which allow the Partnership the right to sell heating oil at a fixed price, were in the money at September 30, 2002. The contracts expire at various times with no contract expiring later than June 30, 2003.

To hedge a substantial portion of the purchase price associated with propane gallons anticipated to be sold to its fixed price customers, the propane segment at September 30, 2002 had outstanding swap contracts to buy 3.2 million gallons of propane with a notional value of $1.3 million and a fair value totaling $0.2 million; 3.4 million gallons of option contracts to buy propane with a notional value of $1.6 million and a fair value of $0.1 million and 3.2 million gallons of option contracts to sell propane. None of the propane segment’s outstanding options to sell propane, which allow the Partnership the right to sell propane at a fixed price, were in the money at September 30, 2002. The contracts expire at various times with no contracts expiring later than March 2003.

To hedge a substantial portion of the purchase price associated with natural gas dekatherms anticipated to be sold to its fixed price customers, TG&E at September 30, 2002 had outstanding option contracts to buy 0.1 million dekatherms of natural gas. None of TG&E’s outstanding options to buy natural gas, which allow TG&E the right to buy natural gas at a fixed price, were in the money at September 30, 2002. The contracts expire at various times with no contract expiring later than December 2002.

For the year ended September 30, 2001, the Partnership had recognized the following for derivative instruments designated as cash flow hedges: $11.1 million gain in earnings due to instruments which expired during the fiscal year ended September 30, 2001, $8.1 million loss in accumulated other comprehensive income due to the effective portion of derivative instruments outstanding at September 30, 2001, $4.2 million loss due to hedge ineffectiveness for derivative instruments outstanding at September 30, 2001 and $1.0 million loss relating to the time value writeoff of outstanding option agreements at September 30, 2001. For derivative instruments accounted for as fair value hedges, the Partnership recognized a $3.3 million loss in earnings due to instruments which expired during the fiscal year ended September 30, 2001, and a $0.2 million gain in earnings for the change in the fair value of derivative instruments outstanding at September 30, 2001. For derivative instruments not designated as hedging instruments, the Partnership recognized a $0.2 million gain in earnings due to instruments which expired during the fiscal year ended September 30, 2001, and a $0.4 million gain for the change in fair value of derivative instruments outstanding at September 30, 2001.

For the year ended September 30, 2002, the Partnership has recognized the following for derivative instruments designated as cash flow hedges: $29.3 million loss in earnings due to instruments expiring during the current year, $4.9 million gain in accumulated other comprehensive income due to the effective portion of derivative instruments outstanding at September 30, 2002, and less than $0.1 million gain in earnings due to hedge ineffectiveness for derivative instruments outstanding at September 30, 2002. For derivative instruments accounted for as fair value hedges, the Partnership recognized a $2.2 million gain in earnings due to instruments expiring during the current year, and a $0.1 million loss in earnings for the change in the fair value of derivative instruments outstanding at September 30, 2002. For derivative instruments not designated as hedging instruments, the Partnership recognized a $0.4 million gain in earnings due to instruments expiring during the year, and a $0.1 million gain for the change in fair value of derivative instruments outstanding at September 30, 2002.

The Partnership recorded $8.7 million for the fair value of its derivative instruments, to other current assets, at September 30, 2002. The balance in accumulated other comprehensive income for effective cash flow hedges are expected to be reclassified into earnings, through cost of goods sold, over the next 12 months.

6)	Property, Plant and Equipment

The	components of property, plant and equipment and their estimated useful lives were as follows:

(in thousands)

	September 30, 2001	September 30, 2002	Estimated Useful Lives
Land	$17,872	$20,620
Buildings and leasehold improvements	32,662	32,427	4-30 years
Fleet and other equipment	56,359	61,194	3-30 years
Tanks and equipment	165,275	178,612	8-30 years
Furniture and fixtures	30,265	38,309	3-12 years

Total	302,433	331,162
Less accumulated depreciation	67,062	89,270

Property and equipment, net	$235,371	$241,892

7)	Intangibles and Other Assets

The	components of intangibles and other assets were as follows at the indicated dates:

(in thousands)

	September 30, 2001					September 30, 2002
	Propane	Heating Oil	TG&E	Partners	Total	Propane	Heating Oil	TG&E	Partners	Total

Goodwill	$35,223	$238,377	$10,036	$—	$283,636	$42,834	$240,653	$11,132	$—	$294,619
Covenants not to compete	6,966	4,725	—	—	11,691	7,616	4,725	—	—	12,341
Customer lists	59,475	174,594	2,670	—	236,739	78,186	176,209	2,890	—	257,285
Deferred charges	4,244	7,990	170	231	12,635	5,157	9,238	170	—	14,565

Total intangibles and deferred charges	105,908	425,686	12,876	231	544,701	133,793	430,825	14,192	—	578,810
Less accumulated amortization	28,320	44,841	2,198	12	75,371	36,211	72,682	3,561	—	112,454

Net intangibles and deferred charges	77,588	380,845	10,678	219	469,330	97,582	358,143	10,631	—	466,356
Other assets	162	503	1,439	—	2,104	227	6,418	—	—	6,645

Intangibles and other assets, net	$77,750	$381,348	$12,117	$219	$471,434	$97,809	$364,561	$10,631	$—	$473,001

8)	Long-Term Debt and Bank Facility Borrowings

Long-term debt consisted of the following at the indicated dates:

(in thousands)	September 30, 2001	September 30, 2002
Propane Segment:
8.04% First Mortgage Notes (a)	$83,077	$74,375
7.17% First Mortgage Notes (a)	11,000	11,000
8.70% First Mortgage Notes (a)	27,500	27,500
7.89% First Mortgage Notes (a)	29,500	29,500
Acquisition Facility Borrowings (b)	—	20,400
Parity Debt Facility Borrowings (b)	—	14,200
Working Capital Facility Borrowings (b)	8,400	—

Heating Oil Segment:
7.92% Senior Notes (c)	90,000	90,000
9.0% Senior Notes (d)	57,170	45,273
8.25% Senior Notes (e)	103,000	109,068
10.25% Senior and Subordinated Notes (f)	2,000	—
8.96% Senior Notes (g)	40,000	40,000
Acquisition Facility Borrowings (h)	16,000	—
Working Capital Facility Borrowings (h)	—	23,000
Acquisition Notes Payable (i)	4,147	3,815
Subordinated Debentures (j)	3,015	3,015

TG&E Segment:
Working Capital Facility Borrowings (k)	5,466	3,195
Acquisition Facility Borrowings (k)	2,000	700
14.5% Junior Convertible Subordinated Notes Payable (l)	563	—

	482,838	495,041
Less current maturities	(11,886)	(72,113)
Less working capital facility borrowings	(13,866)	(26,195)

Long-term debt	$457,086	$396,733

8)	Long-Term Debt and Bank Facility Borrowings (continued)

(a)
In December 1995, Star Gas Propane assumed $85.0 million of first mortgage notes (the “First Mortgage Notes”) with an annual interest rate of 8.04% in connection with the initial Partnership formation. In January 1998, Star Gas Propane issued an additional $11.0 million of First Mortgage Notes with an annual interest rate of 7.17%. In March 2000, Star Gas Propane issued $27.5 million of 8.70% First Mortgage Notes. In March 2001, Star Gas issued $29.5 million of senior notes with an average annual interest rate of 7.89% per year. Obligations under the First Mortgage Note Agreements are secured, on an equal basis with Star Gas Propane’s obligations under the Star Gas Propane Bank Credit Facilities, by a mortgage on substantially all of the real property and liens on substantially all of the operating facilities, equipment and other assets of Star Gas Propane. The First Mortgage Notes requires semiannual payments, without premium on the principal thereof, which began on March 15, 2001 and have a final maturity of March 30, 2015. Interest on the First Mortgage Notes is payable semiannually in March and September. The First Mortgage Note Agreements contain various restrictive and affirmative covenants applicable to Star Gas Propane; the most restrictive of these covenants relate to the incurrence of additional indebtedness and restrictions on dividends, certain investments, guarantees, loans, sales of assets and other transactions.

(b)
The Star Gas Propane Bank Credit Facilities currently consist of a $25.0 million Acquisition Facility, a $25.0 million Parity Debt Facility that can be used to fund maintenance and growth capital expenditures and an $18.0 million Working Capital Facility. At September 30, 2002, there was $20.4 million of borrowings outstanding under its Acquisition Facility and $14.2 million of borrowings outstanding under its Parity Debt Facility. The agreement governing the Bank Credit Facilities contains covenants and default provisions generally similar to those contained in the First Mortgage Note Agreements. The Bank Credit Facilities bear interest at a rate based upon, at the Partnership’s option, either the London Interbank Offered Rate plus a margin or a Base Rate (each as defined in the Bank Credit Facilities). The Partnership is required to pay a fee for unused commitments which amounted to $0.1 million, $0.1 million and $0.2 million during fiscal 2000, 2001 and 2002, respectively. For fiscal 2001 and 2002, the weighted average interest rate on borrowings under these facilities was 8.0% and 4.2%, respectively. At September 30, 2002, the interest rate on the borrowings outstanding was 4.2%.

The Working Capital Facility expires on September 30, 2003, but may be extended annually thereafter with the consent of the banks. However, there must be no amount outstanding under the Working Capital Facility for at least 30 consecutive days during each fiscal year. Borrowings under the Acquisition and Parity Debt Facilities will revolve until September 30, 2003, after which time any outstanding loans thereunder, will amortize in quarterly principal payments with a final payment due on September 30, 2005.

(c)
Petro issued $90.0 million of 7.92% senior secured notes in six separate series in a private placement to institutional investors as part of its acquisition by the Partnership. The Senior Secured Notes are guaranteed by Star Gas Partners and are secured equally and ratably with Petro’s existing senior debt and bank credit facilities by Petro’s cash, accounts receivable, notes receivable, inventory and customer list. Each series of Senior Secured Notes will mature between April 1, 2003 and April 1, 2014. Only interest on each series is due semiannually. On the last interest payment date for each series, the outstanding principal amount is due and payable in full.

The note agreements for the senior secured notes contain various negative and affirmative covenants. The most restrictive of the covenants include restrictions on payment of dividends or other distributions by Star Gas Partners if certain ratio tests as defined in the note agreement are not achieved.

(d)
The Petro 9.0% Senior Secured Notes, which pay interest semiannually, were issued under agreements that are substantially identical to the agreements under which the $90.0 million of Senior Secured Notes were issued, including negative and affirmative covenants. The 9.0% Senior Notes are guaranteed by Star Gas Partners. The notes have a final maturity payment of $45.3 million which was paid on October 1, 2002. All such notes are redeemable at the option of the Partnership, in whole or in part upon payment of a premium as defined in the note agreement.

(e)
The Petro Senior Notes bear an average interest rate of 8.25%. These Senior Notes pay interest semiannually and were issued under agreements that are substantially identical to the agreement under which the 7.92% and 9.0% Senior Notes were issued. These notes are also guaranteed by Star Gas Partners. The largest series has an annual interest rate of 8.05% and a maturity date of August 1, 2006 in the amount of $73.0 million. The remaining series bear an annual interest rate of 8.73% and are due in equal annual sinking fund payments due August 1, 2009 and ending on August 1, 2013.

In March 2002, the heating oil segment entered into two interest rate swap agreements designed to hedge $73.0 million in underlying fixed rate senior note obligations, in order to reduce overall interest expense. The swap agreements, which expire August 1, 2006, require the counterparties to pay an amount based on the stated fixed interest rate (annual rate 8.05%) pursuant to the senior notes for an aggregate $2.9 million due every six months on August 1 and February 1. In exchange, the heating oil segment is required to make semi-annual floating interest rate payments on August 1st and February 1st based on an annual interest rate equal to the 6 month LIBOR interest rate plus 2.83% applied to the same notional amount of $73.0 million. The swap agreements have been recognized as fair value hedges. Amounts to be paid or received under the interest

8)	Long-Term Debt and Bank Facility Borrowings (continued)

rate swap agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. At September 30, 2002, Petro recognized a $6.1 million increase in the fair market value of its interest rate swaps which is recorded in other assets with the fair value of long term debt increasing by a corresponding amount. On October 17, 2002, Petro signed mutual termination agreements of its interest rate swap transactions. Petro terminated these obligations and liabilities in advance of its scheduled termination date, August 1, 2006, and received $4.8 million. The $4.8 million is reflected as a basis adjustment to the fair values of the related debt and will be amortized using the effective yield over the remaining lives of the swap agreements as a reduction of interest expense.

(f)
The Petro 10.25% Senior and Subordinated Notes which pay interest quarterly also were issued under agreements that are substantially identical to the agreements under which the $90.0 million and the 9.0% Senior Notes were issued. These notes were also guaranteed by Star Gas Partners. In connection with a one year extension exercised by the noteholders in fiscal 2000, the interest rate increased to 14.1%. Petro made a final maturity payment of $2.0 million on January 15, 2002.

(g)
The Petro 8.96% Senior Notes which pay interest semiannually, were issued under agreements that are substantially identical to the agreements under which the Partnership’s other Senior Notes were issued. These notes are also guaranteed by Star Gas Partners. These notes were issued in three separate series. The largest series has annual sinking fund payments of $2.9 million due beginning November 1, 2004 and ending November 1, 2010. The other two series are due on November 1, 2004 and November 1, 2005.

(h)
The Petro Bank Facilities consist of three separate facilities; a $123.0 million working capital facility, a $20.0 million insurance letter of credit facility and a $50.0 million acquisition facility. At September 30, 2002, there was $23.0 million of borrowings under the working capital facility, $17.5 million of the insurance letter of credit facility was used, and there were no borrowings outstanding under the acquisition facility, along with an additional $3.1 million outstanding from the acquisition facility in the form of letters of credit (see footnote i below). The working capital facility and letter of credit facility will expire on June 30, 2004. Amounts outstanding under the acquisition facility on June 30, 2004 will convert to a term loan which will be payable in eight equal quarterly principal payments. Amounts borrowed under the working capital facility are subject to a requirement to maintain a zero balance for 45 consecutive days during the period from April 1 to September 30 of each year. In addition, each facility will bear an interest rate that is based on either the LIBOR or another base rate plus a set percentage. The bank facilities agreement contains covenants and default provisions generally similar to those contained in the note agreement for the senior secured notes with additional covenants. Due to the impact on operations of the record warm weather conditions experienced during the 2001-2002 heating season, Petro did not meet one of these additional facility covenants. The noncompliance was resolved with an amendment to Petro’s bank facility agreements, signed on April 25, 2002. As a result, the heating oil segment is currently in compliance with these covenants. The Partnership is required to pay a commitment fee, which amounted to $0.5 million and $1.0 million for the years ended September 30, 2001 and 2002, respectively. For the years ended September 30, 2001 and 2002, the weighted average interest rate for borrowings under these facilities was 8.46% and 4.09%, respectively. As of September 30, 2002, the interest rate on the borrowings outstanding was 3.55%

(i)
These Petro notes were issued in connection with the purchase of fuel oil dealers and other notes payable and are due in monthly and quarterly installments. Interest is at various rates ranging from 7% to 15% per annum, maturing at various dates through 2007. Approximately $3.1 million of letters of credit issued under the Petro Bank Acquisition Facility are issued to support these notes.

(j)
Petro also has outstanding $1.3 million of 10 1/8% Subordinated Debentures due April 1, 2003, $0.7 million of 9 3/8% Subordinated Notes due February 1, 2006 and $1.1 million of 12 1/4% Subordinated Notes due February 1, 2005. In October 1998, the indentures under which the 10 1/8%, 9 3/8% and 12 1/4% subordinated notes were issued were amended to eliminate substantially all of the covenants provided by the indentures.

(k)
At September 30, 2002, TG&E’s Bank Facilities consisted of a $3.0 million Acquisition Facility and a $15.4 million Working Capital Facility and were secured by substantially all of the assets of TG&E. At September 30, 2002, $0.7 million and $3.2 million was borrowed under the Acquisition Facility and Working Capital Facility, respectively. The Partnership was required to pay a fee for unused commitments, which amounted to less than $0.1 million for fiscal 2001 and 2002. For fiscal 2002, the weighted average interest rate on borrowings under these facilities was 5.1%. At September 30, 2002, the interest rate on the borrowings outstanding was 4.8%. In October 2002, TG&E repaid the Bank Facility borrowings. On October 31, 2002, the Partnership contributed the stock of TG&E to Petro, thus making TG&E a wholly owned subsidiary of Petro. As of October 31, 2002, all of TG&E’s bank facility borrowing agreements were terminated.

8) Long-Term Debt and Bank Facility Borrowings (continued)

(l)
These TG&E notes were issued to the minority interest equity holders of TG&E and were due on December 31, 2005. The annual interest rates were 14.5% and the notes were convertible, at the option of the holder, into common shares of TG&E at the rate of one share for each $23.333 in principal amount of the convertible notes. In June 2002, the Partnership entered into an agreement that resolved certain disputes between the Partnership and the minority interest shareholders of TG&E relating to the initial purchase of TG&E by the Partnership. This agreement provided for the transfer of the entire minority shareholder’s equity interest in TG&E and the surrender to the Partnership of certain notes payable to the minority shareholders in the amount of $0.6 million. This transaction was accounted for as the acquisition of a minority interest and the result was to reduce recorded goodwill by $0.6 million.

As of September 30, 2002, the Partnership was in compliance with all debt covenants. As of September 30, 2002, the maturities including working capital borrowings during fiscal years ending September 30 are set forth in the following table:

(in thousands)
2003	$ 98,308
2004	36,194
2005	51,993
2006	108,797
2007	54,051
Thereafter	145,698

9) Acquisitions

During fiscal 2002, the Partnership acquired four retail heating oil dealers and eight retail propane dealers. The aggregate purchase price was approximately $48.4 million.

In August 2001, the Partnership completed the purchase of Meenan Oil Co., Inc., believed to be the third largest home heating oil dealer in the United States for $131.8 million. During fiscal 2001, the Partnership also purchased twelve other heating oil dealers for $52.2 million. In addition to these thirteen unaffiliated oil dealers, acquired during fiscal 2001, the Partnership also acquired nine retail propane dealers for $60.8 million.

The following table indicates the allocation of the aggregate purchase price paid and the respective periods of amortization assigned for the 2001 and 2002 acquisitions.

(in thousands)	2001	2002	Useful Lives
Land	$7,002	$1,466	-
Buildings	8,816	1,950	30 years
Furniture and equipment	2,236	750	10 years
Fleet	14,995	2,919	3-30 years
Tanks and equipment	30,753	10,583	5-30 years
Customer lists	84,976	20,603	7-15 years
Restrictive covenants	4,742	650	5 years
Goodwill	84,401	8,429	0-25 years
Working capital	6,911	1,024	-

Total	$244,832	$48,374

The acquisitions were accounted for under the purchase method of accounting. Purchase prices have been allocated to the acquired assets and liabilities based on their respective fair values on the dates of acquisition. The purchase prices in excess of the fair values of net assets acquired were classified as intangibles in the Consolidated Balance Sheets. Sales and net income have been included in the Consolidated Statements of Operations from the respective dates of acquisition.

The following unaudited pro forma information presents the results of operations of the Partnership, including the acquisitions previously described, as if the acquisitions had taken place on October 1, 2000. This pro forma information is presented for informational purposes, it is not indicative of future operating performance.

in thousands (except per unit data)	Years Ended September 30,
	2001	2002
Sales	$1,502,271	$1,045,517

Net income (loss)	$20,859	$(10,331)

General Partner’s interest in net income (loss)	$262	$(107)

Limited Partners’ interest in net income (loss)	$20,597	$(10,224)

Basic and diluted net income (loss) per limited partner unit	$0.63	$(0.32)

10) Employee Benefit Plans

Propane Segment

The propane segment has a 401(k) plan, which covers certain eligible non-union and union employees. Subject to IRS limitations, the 401(k) plan provides for each employee to contribute from 1.0% to 15.0% of compensation. The propane segment contributes to non-union participants a matching amount up to a maximum of 3.0% of compensation. Aggregate matching contributions made to the 401(k) plan during fiscal 2000, 2001 and 2002 were $0.4 million, $0.4 million and $0.5 million, respectively. For the fiscal years 2000, 2001 and 2002 the propane segment made contributions on behalf of its union employees to union sponsored defined benefit plans of $0.4 million, $0.5 million and $0.8 million, respectively.

Heating Oil Segment

The heating oil segment has a 401(k) plan, which covers certain eligible non-union and union employees. Subject to IRS limitations, the 401(k) plan provides for each employee to contribute from 1.0% to 17.0% of compensation. The Partnership makes a 4% core contribution of a participant’s compensation and matches 2/3 of each amount a participant contributes up to a maximum of 2.0% of a participant’s compensation. The Partnership’s aggregate contributions to the heating oil segment’s 401(k) plan during fiscal 2000, 2001 and 2002 were $2.7 million, $3.4 million and $4.6 million, respectively.

As a result of the Petro acquisition, the Partnership assumed Petro’s pension liability. Effective December 31, 1996, the heating oil segment consolidated all of its defined contribution pension plans and froze the benefits for non-union personnel covered under defined benefit pension plans. In 1997, the heating oil segment froze the benefits of its New York City union defined benefit pension plan as a result of operation consolidations. Benefits under the frozen defined benefit plans were generally based on years of service and each employee’s compensation. As part of the Meenan acquisition, the Partnership assumed the pension plan obligations and assets for Meenan’s company sponsored plan. This plan was frozen and merged into the Partnership’s defined benefit pension for non-union personnel as of January 1, 2002. The Partnership’s pension expense for all defined benefit plans during fiscal 2000, 2001 and 2002 were $0.3 million, $0.2 million and $0.1 million, respectively.

10) Employee Benefit Plans (continued)

The following tables provide a reconciliation of the changes in the heating oil segment’s plan benefit obligations, fair value of assets, and a statement of the funded status at the indicated dates:

(in thousands)

	Year Ended September 30,	Year Ended September 30,
Reconciliation of Benefit Obligations	2001	2002
Benefit obligations at beginning of year	$24,021	$57,143
Service cost	36	—
Interest cost	1,720	3,893
Actuarial loss	694	5,579
Benefit payments	(2,242)	(4,452)
Settlements	—	(22)
Meenan’s benefit obligations assumed	32,914	(3,977)

Benefit obligation at end of year	$57,143	$58,164

Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$21,473	$47,373
Actual return on plan assets	(1,079)	(3,025)
Employer contributions	2,090	2,973
Benefit payments	(2,241)	(4,452)
Settlements	—	(22)
Meenan’s asset assumed	27,130	—

Fair value of plan assets at end of year	$47,373	$42,847

Funded Status
Benefit obligation	$57,143	$58,164
Fair value of plan assets	47,373	42,847
Amount included in accumulated other comprehensive income	(4,149)	(15,745)
Unrecognized net actuarial loss	4,025	15,745

Accrued benefit cost	$(9,894)	$(15,317)

Components of Net Periodic Benefit Cost
Service cost	$36	$—
Interest cost	1,720	3,893
Expected return on plan assets	1,795	4,085
Net amortization	240	291
Settlement loss	—	22

Net periodic benefit cost	$201	$121

Weighted-Average Assumptions Used in the Measurement of the Partnership’s Benefit Obligation as of the period indicated
Discount rate	7.25%	6.75%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	N/A	N/A

The Partnership recorded an additional minimum pension liability for underfunded plans of $15.7 million and $4.1 million as of September 30, 2002, and September 30, 2001, respectively, representing the excess of unfunded accumulated benefit obligations over plan assets. A corresponding amount is recognized as a reduction of partner’s capital through a charge to accumulated other comprehensive income.

In addition, the heating oil segment made contributions to union-administered pension plans of $3.5 million for fiscal 2000, $4.6 million for fiscal 2001 and $5.8 million for fiscal 2002.

11) Income Taxes

Income tax expense (benefit) was comprised of the following for the indicated periods:

(in thousands )	Years Ended September 30,
	2000	2001	2002
Current:
Federal	$—	$—	$(2,200)
State	492	1,498	744
Deferred	—	—	—

	$492	$1,498	$(1,456)

The passage of the “Job Creation and Worker Assistance Act of 2002”, increased the Alternative Minimum Tax Net Operating Loss Deduction limitation from 90% to 100% for net operating losses generated in 2001 and 2002. The tax law change will result in the recovery of alternative minimum taxes previously paid in the amount of approximately $2.2 million.

The sources of the deferred income tax expense (benefit) and the tax effects of each were as follows:

(in thousands)	Years Ended September 30,
	2001	2002

Depreciation	$77	$1,071
Amortization expense	(2,616)	(3,379)
Vacation expense	(98)	(47)
Restructuring expense	68	81
Bad debt expense	(5,233)	1,030
Hedge accounting	782	(772)
Supplemental benefit expense	200	120
Pension contribution	726	973
Other, net	—	6
Recognition of tax benefit of net operating loss to the extent of current and previous recognized temporary differences	(1,862)	(13,570)
Change in valuation allowance	7,956	14,487

	$—	$—

The components of the net deferred taxes and the related valuation allowance for the years ended September 30, 2001 and September 30, 2002 using current rates are as follows:

(in thousands)	Years Ended September 30,
Deferred Tax Assets:	2001	2002

Net operating loss carryforwards	$28,333	$41,903
Vacation accrual	2,027	2,074
Restructuring accrual	254	173
Bad debt expense	5,621	4,591
Supplemental benefit expense	247	127
Amortization	—	1,233
Other, net	309	303

Total deferred tax assets	36,791	50,404
Valuation allowance	(24,333)	(38,820)

Net deferred tax assets	$12,458	$11,584

Deferred Tax Liabilities:
Depreciation	$7,054	$8,125
Amortization	2,146	—
Pension contribution	2,476	3,449
Hedge accounting	782	10

Total deferred tax liabilities	$12,458	$11,584

Net deferred taxes	$—	$—

11)	Income Taxes—(continued)

In order to fully realize the net deferred tax assets the Partnership’s corporate subsidiaries will need to generate future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based upon the level of current taxable income and projections of future taxable income of the Partnership’s corporate subsidiaries over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Partnership will not realize the full benefit of its deferred tax assets, at September 30, 2002 and 2001.

At September 30, 2002, the Partnership had net income tax loss carryforwards for Federal income tax reporting purposes of approximately $104.7 million of which approximately $35.9 million are limited in accordance with Federal income tax law. The losses are available to offset future Federal taxable income through 2022.

12)	Lease Commitments

The Partnership has entered into certain operating leases for office space, trucks and other equipment.

The future minimum rental commitments at September 30, 2002, under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

(in thousands)	Heating Oil Segment	Propane Segment	TG&E	Total
2003	$6,649	$653	$116	$7,418
2004	6,577	514	26	7,117
2005	5,289	440	—	5,729
2006	4,484	411	—	4,895
2007	2,728	379	—	3,107
Thereafter	13,566	3,101	—	16,667

Total minimum lease payments	$39,293	$5,498	$142	$44,933

The Partnership’s rent expense was $8.0 million, $9.0 million and $13.0 million in 2000, 2001 and 2002, respectively.

13)	Unit Grants

In June 2000, the Partnership granted 565 thousand restricted senior subordinated units to management and outside directors. These units were granted under the Partnership’s Employee and Director Incentive Unit Plans. One-fifth of the units immediately vested with the remaining units vesting annually in four equal installments if the Partnership achieves specified performance objectives for each of the respective fiscal years. The Partnership recognized $0.6 million and $2.7 million of unit compensation expense for these units for the years ended September 30, 2000 and 2001, respectively. The Partnership did not record any expense for these units in fiscal 2002 since the specified performance objectives were not achieved in fiscal 2002.

In September 2000, the Partnership granted 381 thousand unit appreciation rights and 87 thousand restricted senior subordinated units to Irik P. Sevin. The unit appreciation rights vest in four equal installments on January 31, 2001, December 1, 2001, December 1, 2002 and December 1, 2003. The exercise price for these unit appreciation rights is $7.8536 Mr. Sevin will be entitled to receive payment in cash for these rights equal to the excess of the fair market value of a senior subordinated unit on the date exercisable over the exercise price. The grant of restricted senior subordinated units will vest in four equal installments on December 1 of 2001 through 2004. Distributions on the restrictive units will accrue to the extent declared. The Partnership recognized $0.5 million of unit compensation expense for the restricted senior subordinated units and $2.4 million of compensation expense for the unit appreciation rights for the year ended September 30, 2001. For the year ended September 30, 2002, the Partnership recognized $0.2 million of unit compensation expense for the restricted subordinated units. The Partnership also recorded a $1.3 million reduction in compensation expense for the reduction in the accrual for compensation earned for unit appreciation rights resulting from the lower unit price for the subordinated units.

In December 2001, the Partnership granted 24.75 thousand restricted common units to Mr. Sevin. The grant of restricted common units will vest in four equal installments on January 1 of 2002 through 2005. Distributions on the restrictive units will accrue to the extent declared. The Partnership recorded $0.2 million of unit compensation expense for these units for the year ended September 30, 2002.

14) Supplemental Disclosure of Cash Flow Information

(in thousands)

	Years Ended September 30,
	2001	2002

Cash paid during the period for:
Income taxes	$1,298	$1,869
Interest	$31,145	$36,962

Non-cash investing activities:

Acquisitions:
Increase in property and equipment, net	$—	$(95)
(Increase) decrease in intangibles and other asset	$(12,526)	$945
Increase (decrease) in assumed pension obligation	$5,784	$(3,977)
Increase (decrease) in accrued expense	$6,742	$(3,615)
Increase of subordinated unitholders capital	$—	$6,742

Non-cash financing activities:
Increase in other asset for interest rate swaps	$—	$(6,068)
Increase in long-term debt for interest rate swaps	$—	$6,068
Decrease in long-term debt in connection with TG&E’s minority interest transfer	$—	$(563)
Decrease in intangibles in connection with TG&E’s minority interest transfer	$—	$563

15) Commitments and Contingencies

In the ordinary course of business, the Partnership is threatened with, or is named in, various lawsuits. In the opinion of management, the Partnership is not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on the Partnership’s result of operations, financial position or liquidity.

16) Disclosures About the Fair Value of Financial Instruments

Cash, Accounts Receivable, Notes Receivable, Inventory Derivative Instruments, Working Capital Facility Borrowings, and Accounts Payable

The carrying amount approximates fair value because of the short maturity of these instruments.

Long-Term Debt

The fair values of each of the Partnership’s long-term financing instruments, including current maturities and interest rate swap agreements, are based on the amount of future cash flows associated with each instrument, discounted using the Partnership’s current borrowing rate for similar instruments of comparable maturity.

The estimated fair value of the Partnership’s long-term debt is summarized as follows:

(in thousands)

	At September 30, 2001		At September 30, 2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$468,972	$470,371	$468,846	$475,795

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

17)	Subsequent Events

Long-term Debt Payments
The heating oil segment had 9.0% senior secured notes with an outstanding principle balance of $45.3 million due on October 1, 2002. On October 1, 2002, the heating oil segment paid its obligation of $45.3 million to the holders of the senior secured notes.

Cash Distribution
On October 30, 2002, the Partnership announced that it would pay cash distributions of $0.575 per Common Unit and $0.25 per Senior Subordinated unit for the quarter ended September 30, 2002. The distributions, totaling $17.4 million, were paid on November 14, 2002 to holders of record as of November 8, 2002.

18)	Earnings Per Limited Partner Units
(in thousands, except per unit data)
	September 30,
	2000	2001	2002
Income (loss) before cumulative effect of change in accounting principle per Limited Partner unit:
Basic	$.07	$(.30)	$(.38)
Diluted	$.07	$(.30)	$(.38)
Cumulative effect of change in accounting principle per Limited Partner unit:
Basic	—	$.07	$—
Diluted	—	$.07	$—
Net income (loss) per Limited Partner unit:
Basic	$.07	$(.23)	$(.38)
Diluted	$.07	$(.23)	$(.38)
Basic Earnings Per Unit:
Net income (loss)	$1,353	$(5,249)	$(11,169)
Less: General Partners’ interest in net income (loss)	24	(75)	(116)

Limited Partner’s interest in net income (loss)	$1,329	$(5,174)	$(11,053)

Common Units	15,438	19,406	25,342
Senior Subordinated Units	2,505	2,688	3,103
Junior Subordinated Units	345	345	345

Weighted average number of Limited Partner units outstanding	18,288	22,439	28,790

Basic earnings (losses) per unit	$.07	$(.23)	$(.38)

Diluted Earnings Per Unit:
Effect of dilutive securities	$—	$—	$—

Limited Partners’ interest in net income (loss)	$1,329	$(5,174)	$(11,053)

Effect of dilutive securities	—	—	—

Weighted average number of Limited Partner units outstanding	18,288	22,439	28,790

Diluted earnings (losses) per unit	$.07	$(.23)	$(.38)

Fiscal 2001 and 2002, fully diluted per unit does not include any amount prior to the date of issuance of 24 thousand common units granted to Mr. Sevin in December 2001 as well as the 110 thousand subordinated units that vested pursuant to the employee incentive plan in December 2001 and the 303 thousand senior subordinated units distributed in November 2001 pursuant to the heating oil segment achieving certain financial test because the impact of these issuances were antidilutive.

19)	Selected Quarterly Financial Data (unaudited)

The seasonal nature of the Partnership’s business results in the sale by the Partnership of approximately 35% of its volume in the first fiscal quarter and 45% of its volume in the second fiscal quarter of each year. The Partnership generally realizes net income in both of these quarters and net losses during the quarters ending June and September.

(in thousands-except per unit data)	Three Months Ended
	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002	Total
Sales	$286,223	$411,285	$188,725	$138,825	$1,025,058
Operating income (loss)	22,106	68,328	(20,656)	(43,454)	26,324
Income (loss) before income tax expense (benefit)	11,650	58,264	(29,840)	(52,699)	(12,625)
Net income (loss)	11,503	60,216	(29,938)	(52,950)	(11,169)
Limited Partner interest in net income (loss)	11,364	59,535	(29,607)	(52,345)	(11,053)
Net income (loss) per
Limited Partner Unit Basic and Diluted (a)	$0.42	$2.09	$(1.02)	$(1.70)	$(0.38)

(in thousands-except per unit data)	Three Months Ended
	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001	Total
Sales	$323,504	$470,447	$166,052	$125,970	$1,085,973
Operating income (loss)	25,186	74,191	(23,629)	(46,501)	29,247
Income (loss) before taxes and cumulative effect of change in accounting principle	16,924	65,037	(31,677)	(55,501)	(5,217)
Net income (loss)	17,674	64,114	(31,791)	(55,246)	(5,249)
Limited Partner interest in net income (loss)	17,391	63,150	(31,342)	(54,373)	(5,174)
Net income (loss) per
Limited Partner Unit Basic(a)	$0.87	$2.86	$(1.38)	$(2.18)	$(0.23)
Limited Partner Unit Diluted(a)	$0.86	$2.85	$(1.38)	$(2.18)	$(0.23)

(a)	The sum of the quarters do not add-up to the total due to the weighting of Limited Partner Units outstanding.

Schedule II

Star Gas Partners, L.P.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended September 30, 2000, 2001 and 2002
(in thousands)

Year	Description	Balance at Beginning of Year	Additions
			Charged to Costs & Expenses	Other Changes Add (Deduct)		Balance at End of Year
				$5,330	(b)
2000	Allowance for doubtful accounts	$948	$2,669	(6,991	)(a)	$1,956

2001	Allowance for doubtful accounts	$1,956	$10,624	$2,203 (3,419	(c) )(a)	$11,364

2002	Allowance for doubtful accounts	$11,364	$10,459	$(13,541	)(a)	$8,282

(a)	Bad debts written off (net of recoveries).
(b)	Amount acquired as part of the TG&E acquisition.
(c)	Amount acquired as part of the Meenan and Midwest Bottle Gas acquisitions.