Form 10-Q
period 2002-12-31
STAR GAS PARTNERS LP
filed 2003-01-21
CIK 1002590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Yes ☒                              No ☐

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of January 10, 2003:

28,970,446              Common Units
  3,134,110              Senior Subordinated Units
     345,364              Junior Subordinated Units
     325,729              General Partner Units

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
INDEX TO FORM 10-Q

Part I	Financial Information	Page
	Item 1 – Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2002	3

	Condensed Consolidated Statements of Operations for the three months ended December 31, 2001 and December 31, 2002	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended December 31, 2001 and December 31, 2002	5

	Condensed Consolidated Statement of Partners’ Capital for the three months ended December 31, 2002	6

	Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2001 and December 31, 2002	7

	Notes to Condensed Consolidated Financial Statements	8-16

	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-24

	Item 3 – Quantitative and Qualitative Disclosures About Market Risk	25

	Item 4 – Controls and Procedures	25

Part II	Other Information:

	Item 6 – Exhibits and Reports on Form 8-K	26

	Signatures	27

	Certifications	28-29

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2002	December 31, 2002
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$61,481	$10,524
Receivables, net of allowance of $8,282 and $9,683, respectively	83,452	170,838
Inventories	39,453	55,137
Prepaid expenses and other current assets	37,815	33,950

Total current assets	222,201	270,449

Property and equipment, net of accumulated depreciation of $89,270 and $95,094, respectively	241,892	240,734
Long-term portion of accounts receivables	6,672	7,232
Goodwill	264,551	260,650
Intangibles, net of accumulated amortization of $76,257 and $82,887, respectively	193,370	186,845
Deferred charges and other assets, net	15,080	9,041

Total Assets	$943,766	$974,951

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$20,360	$50,272
Working capital facility borrowings	26,195	92,000
Current maturities of long-term debt	72,113	29,467
Accrued expenses	69,444	73,148
Unearned service contract revenue	30,549	34,377
Customer credit balances	70,583	49,068

Total current liabilities	289,244	328,332

Long-term debt	396,733	386,336
Other long-term liabilities	25,525	28,477

Partners’ capital
Common unitholders	242,696	240,317
Subordinated unitholders	3,105	4,387
General partner	(2,710)	(2,551)
Accumulated other comprehensive loss	(10,827)	(10,347)

Total Partners’ capital	232,264	231,806

Total Liabilities and Partners’ Capital	$943,766	$974,951

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31,
(in thousands, except per unit data)	2001	2002
Sales	$286,223	$384,980

Costs and expenses:
Cost of sales	184,247	255,347
Delivery and branch expenses	56,321	74,514
Depreciation and amortization expenses	14,503	12,848
General and administrative expenses	8,825	12,235
TG&E customer acquisition expense	221	614

Operating income	22,106	29,422
Interest expense, net	10,144	8,370
Amortization of debt issuance costs	312	437

Income before income taxes and cumulative effect of change in accounting principle	11,650	20,615
Income tax provision	147	675

Income before cumulative effect of change in accounting principle	11,503	19,940
Cumulative effect of change in accounting principle for adoption of SFAS No. 142	—	(3,901)

Net income	$11,503	$16,039

General Partner’s interest in net income	$139	$159

Limited Partners’ interest in net income	$11,364	$15,880

Basic and diluted net income per Limited Partner unit	$0.42	$0.49

Basic weighted average number of Limited Partner units outstanding	26,760	32,449

Diluted number of Limited Partner units	26,988	32,564

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended December 31,
(in thousands)	2001	2002
Net income	$11,503	$16,039
Other comprehensive income (loss) Installation, service and appliances
Unrealized gain (loss) on derivative instruments Total sales	(4,400)	480

Comprehensive income	$7,103	$16,519

Reconciliation of Accumulated Other Comprehensive Income (Loss)
(in thousands)	Pension Plan Obligations	Derivative Instruments	Total
Balance as of September 30, 2001	$(4,149)	$(8,050)	$(12,199)
Reclassification to earnings	—	4,665	4,665
Other comprehensive loss	—	(9,065)	(9,065)

Balance as of December 31, 2001	$(4,149)	$(12,450)	$(16,599)

Balance as of September 30, 2002	$(15,745)	$4,918	$(10,827)
Reclassification to earnings	—	(2,702)	(2,702)
Other comprehensive income	—	3,182	3,182

Balance as of December 31, 2002	$(15,745)	$5,398	$(10,347)

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(unaudited)

	Number of Units
(in thousands, except per unit amounts)	Common	Senior Sub.	Junior Sub.	General Partner	Common	Senior Sub.	Junior Sub.	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2002	28,970	3,134	345	326	$242,696	$4,337	$(1,232)	$(2,710)	$(10,827)	$232,264
Net income					14,177	1,534	169	159		16,039
Other comprehensive income, net							480	480
Unit compensation expense:
Common					102					102
Senior subordinated						370				370
Distributions:
($0.575 per unit)					(16,658)					(16,658)
($0.250 per unit)						(791)				(791)

Balance as of December 31, 2002	28,970	3,134	345	326	$240,317	$5,450	$(1,063)	$(2,551)	$(10,347)	$231,806

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended December 31,
(in thousands)	2001	2002
Cash flows provided by (used in) operating activities:
Net income	$11,503	$16,039
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,503	12,848
Amortization of debt issuance cost	312	437
Unit compensation expense	640	472
Provision for losses on accounts receivable	1,237	1,383
Gain on sales of fixed assets, net	(19)	(16)
Cumulative effect of change in accounting principle for the adoption of SFAS No. 142	—	3,901
Changes in operating assets and liabilities:
Increase in receivables	(25,858)	(89,325)
Increase in inventories	(10,881)	(15,564)
Decrease (increase) in other assets	(18,051)	1,493
Increase in accounts payable	6,284	29,746
Increase (decrease) in other current and long-term liabilities	21,253	(8,162)

Net cash provided by (used in) operating activities	923	(46,748)

Cash flows provided by (used in) investing activities:
Capital expenditures	(5,381)	(4,522)
Proceeds from sales of fixed assets	1,128	192
Acquisitions	(22,531)	(512)

Net cash used in investing activities	(26,784)	(4,842)

Cash flows provided by (used in) financing activities:
Working capital facility borrowings	60,850	69,000
Working capital facility repayments	(12,894)	(3,195)
Acquisition facility borrowings	28,650	—
Acquisition facility repayments	(16,000)	(700)
Repayment of debt	(13,682)	(46,277)
Distributions	(15,406)	(17,449)
Increase in deferred charges	(120)	(746)
Other	(46)	—

Net cash provided by financing activities	31,352	633

Net increase (decrease) in cash	5,491	(50,957)
Cash at beginning of period	17,228	61,481

Cash at end of period	$22,719	$10,524

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1)	Partnership Organization

Star Gas Partners, L.P. (“Star Gas” or the “Partnership”) is a diversified home energy distributor and services provider, specializing in heating oil, propane, natural gas and electricity. Star Gas is a master limited partnership, which at December 31, 2002 had outstanding 29.0 million common units (NYSE: “SGU” representing an 88.4% limited partner interest in Star Gas Partners) and 3.1 million senior subordinated units (NYSE: “SGH” representing a 9.5% limited partner interest in Star Gas Partners) outstanding. Additional Partnership interests include 0.3 million junior subordinated units (representing a 1.1% limited partner interest) and 0.3 million general partner units (representing a 1.0% general partner interest).

Operationally the Partnership is organized as follows:

•
Star Gas Propane, L.P. (“Star Gas Propane” or the “propane segment”) is a wholly owned subsidiary of Star Gas. Star Gas Propane markets and distributes propane gas and related products to over 300,000 customers in the Midwest, Northeast, Florida and Georgia.

•
Petro Holdings, Inc. (“Petro” or the “heating oil segment”) is the nation’s largest retail distributor of home heating oil and serves approximately 510,000 customers in the Northeast and Mid-Atlantic. Petro is an indirect wholly owned subsidiary of Star Gas Propane.

•
Total Gas and Electric (“TG&E” or the “natural gas and electric reseller segment”) is an energy reseller that markets natural gas and electricity to residential households in deregulated energy markets in New York, New Jersey, Florida and Maryland and serves over 70,000 residential customers. TG&E is a wholly owned indirect subsidiary of Petro.

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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. The results of operations for the three month periods ended December 31, 2001 and December 31, 2002 are not necessarily indicative of the results to be expected for the full year.

2)	Summary of Significant Accounting Policies – (continued)

Inventories
Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. At the dates indicated, the components of inventory were as follows:

(in thousands)	September 30, 2002	December 31, 2002
Propane gas	$6,175	$8,748
Propane appliances and equipment	3,981	4,276
Fuel oil	15,555	26,910
Fuel oil parts and equipment	11,746	12,197
Natural gas	1,996	3,006

	$39,453	$55,137

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

All derivative instruments are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Partnership designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The Partnership formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Partnership also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the Partnership continues to carry the derivative on the balance sheet at its fair value, and recognizes changes in the fair value of the derivative through current-period earnings.

2)	Summary of Significant Accounting Policies—(continued)

For the three months ended December 31, 2002, the change in accumulated other comprehensive income (loss) is principally attributable to the increase in fair value of existing cash flow hedges offset in part by the reclassification of accumulated gains on cash flow hedges that settled during the period.

Goodwill and Other Intangible Assets

Statement No. 142, “Goodwill and Other Intangible Assets” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Partnership adopted the applicable provisions of Statement No. 142 on October 1, 2002, and recorded a non-cash charge of $3.9 million to reduce the carrying value of the TG&E segment’s goodwill. This charge is reflected as a cumulative effect of change in accounting principle in the Partnership’s condensed consolidated statement of operations for the quarter ended December 31, 2002. The Partnership will perform its annual impairment review during the fourth fiscal quarter of each year, commencing in the fourth quarter of fiscal 2003.

Accounting Policies not yet Adopted

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

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This Statement amends Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Partnership does not anticipate changing to the fair value based method of accounting for stock-based employee compensation and therefore expects that the provisions of this Statement will have no material impact on its financial condition or results of operations.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The interpretation requires consolidation of variable interest entities if certain conditions are met. The requirements are effective immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Partnership does not expect the adoption to have a material impact to the Partnership’s financial position or results of operations.

3)	Long-term Debt

On October 1, 2002, the heating oil segment repaid an outstanding principle balance of $45.3 million to the holders of its 9.0% senior secured notes that were then due.

In March 2002, the heating oil segment entered into two interest rate swap agreements designed to hedge $73.0 million in underlying fixed rate senior note obligations, in order to reduce overall interest expense. The swap agreements would have expired August 1, 2006, and required the counterparties to pay an amount based on the stated fixed interest rate (annual rate 8.05%) pursuant to the senior notes for an aggregate $2.9 million due every six months on August 1 and February 1. In exchange, the heating oil segment was required to make semi-annual floating interest rate payments on the first of August and February based on an annual interest rate equal to the 6 month LIBOR interest rate plus 2.83% applied to the same notional amount of $73.0 million. The swap agreements were recognized as fair value hedges. Amounts to be paid or received under the interest rate swap agreements were accrued and recognized over the life of the agreements as an adjustment to interest expense. On October 17, 2002, Petro and the counterparties signed mutual termination agreements relating to its interest rate swap transactions. Petro terminated these obligations and liabilities in advance of its scheduled termination date, August 1, 2006, and received $4.8 million which $4.8 million was reflected as a basis adjustment to the fair values of the related debt and is being amortized using the effective yield over the remaining lives of the swap agreements as a reduction of interest expense.

4)	Segment Reporting

The Partnership has three reportable operating segments: retail distribution of heating oil, retail distribution of propane and reselling of natural gas and electricity. The administrative expenses for the public master limited partnership, Star Gas Partners, have not been allocated to the segments. Management has chosen to organize the enterprise under these three segments in order to leverage the expertise it has in each industry, allow each segment to continue to strengthen its core competencies and provide a clear means for evaluation of operating results.

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

The natural gas and electric reseller segment is primarily engaged in offering natural gas and electricity to residential consumers in deregulated energy markets. In deregulated energy markets, customers have a choice in selecting energy suppliers to power and / or heat their homes; as a result, a significant portion of this segment’s revenue is directly related to weather conditions. TG&E operates in New York, New Jersey, Maryland and Florida.

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

	Three Months Ended December 31,
(in thousands)	2001					2002
Statements of Operations	Heating Oil	Propane	TG&E	Partners & Other	Consol.	Heating Oil	Propane	TG&E	Partners & Other	Consol.
Sales	$222,403	$54,375	$9,445	$—	$286,223	$294,986	$76,345	$13,649	$—	$384,980
Cost of sales	150,369	25,614	8,264	—	184,247	206,918	36,568	11,861	—	255,347
Delivery and branch	42,452	13,869	—	—	56,321	55,574	18,940	—	—	74,514
Deprec. and amort	10,247	3,903	351	2	14,503	8,567	4,157	124	—	12,848
G & A expense	2,713	1,621	2,468	2,023	8,825	4,381	2,220	2,078	3,556	12,235
TG&E customer acquisition expense	—	—	221	—	221	—	—	614	—	614

Operating income (loss)	16,622	9,368	(1,859)	(2,025)	22,106	19,546	14,460	(1,028)	(3,556)	29,422
Net interest expense (income)	6,658	3,373	875	(762)	10,144	4,994	3,299	81	(4)	8,370
Amortization of debt issuance costs	248	64	—	—	312	385	52	—	—	437

Income (loss) before income taxes	9,716	5,931	(2,734)	(1,263)	11,650	14,167	11,109	(1,109)	(3,552)	20,615
Income tax expense	100	47	—	—	147	600	75	—	—	675

Income (loss) before cumulative change in accounting principle	9,616	5,884	(2,734)	(1,263)	11,503	13,567	11,034	(1,109)	(3,552)	19,940
Cumulative change in accounting principle	—	—	—	—	—	—	—	(3,901)	—	(3,901)

Net income (loss)	$9,616	$5,884	$(2,734)	$(1,263)	$11,503	$13,567	$11,034	$(5,010)	$(3,552)	$16,039

Capital expenditures	$3,128	$1,893	$360	$—	$5,381	$2,657	$1,840	$25	$—	$4,522

4)    Segment Reporting – (continued)

(in thousands)	September 30, 2002					December 31, 2002
Balance Sheets	Heating Oil	Propane	TG&E	Partners & Other (1)	Consol.	Heating Oil	Propane	TG&E	Partners & Other (1)	Consol.
ASSETS
Current assets:
Cash and cash equivalents	$49,474	$8,904	$474	$2,629	$61,481	$2,673	$7,821	$—	$30	$10,524
Receivables, net	70,063	10,669	2,720	—	83,452	140,627	24,164	6,047	—	170,838
Inventories	27,301	10,156	1,996	—	39,453	39,107	13,024	3,006	—	55,137
Prepaid expenses and other current assets	34,817	2,793	1,009	(804)	37,815	31,832	2,167	715	(764)	33,950

Total current assets	181,655	32,522	6,199	1,825	222,201	214,239	47,176	9,768	(734)	270,449
Property and equipment, net	66,854	174,298	740	—	241,892	65,971	174,092	671	—	240,734
Long-term portion of accounts receivable	6,672	—	—	—	6,672	7,232	—	—	—	7,232
Investment in subsidiaries	—	137,689	—	(137,689)	—	1,882	143,639	—	(145,521)	—
Goodwill	219,031	35,502	10,018	—	264,551	219,031	35,502	6,117	—	260,650
Intangibles, net	132,628	60,129	613	—	193,370	127,303	58,989	553	—	186,845
Deferred charges and other assets, net	12,902	2,178	—	—	15,080	7,118	1,923	—	—	9,041

Total assets	$619,742	$442,318	$17,570	$(135,864)	$943,766	$642,776	$461,321	$17,109	$(146,255)	$974,951

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$11,070	$5,725	$3,565	$—	$20,360	$29,717	$12,536	$8,019	$—	$50,272
Working capital facility borrowings	23,000	—	3,195	—	26,195	84,000	8,000	—	—	92,000
Current maturities of long-term debt	60,787	10,626	700	—	72,113	14,516	14,951	—	—	29,467
Accrued expenses and other current liabilities	53,754	12,633	1,170	1,887	69,444	54,435	13,674	1,072	3,967	73,148
Due to affiliate	(293)	(3,321)	2,855	759	—	(3,600)	(3,423)	2,698	4,325	—
Unearned service contract revenue	30,549	—	—	—	30,549	34,377	—	—	—	34,377
Customer credit balances	49,346	16,487	4,750	—	70,583	34,919	10,330	3,819	—	49,068

Total current liabilities	228,213	42,150	16,235	2,646	289,244	248,364	56,068	15,608	8,292	328,332
Long-term debt	230,384	166,349	—	—	396,733	224,312	162,024	—	—	386,336
Other long-term liabilities	23,456	2,069	—	—	25,525	26,461	2,016	—	—	28,477
Partners’ Capital: Equity Capital	137,689	231,750	1,335	(138,510)	232,264	143,639	241,213	1,501	(154,547)	231,806

Total liabilities and Partners’ Capital	$619,742	$442,318	$17,570	$(135,864)	$943,766	$642,776	$461,321	$17,109	$(146,255)	$974,951

(1)
The Partner and Other amounts include the balance sheet of the Public Master Limited Partnership, as well as the necessary consolidation entries to eliminate the investment in Petro Holdings, Star Gas Propane and TG&E.

5)    Goodwill and Other Intangible Assets

On October 1, 2002, Star Gas adopted Statement No. 142, which required the Partnership to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Statement No. 142 also requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of Statement No. 142 and annually thereafter. The Partnership will perform its annual impairment review during the fourth fiscal quarter of each year, commencing in the fourth quarter of 2003.

Under Statement No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. If goodwill of a reporting unit is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill. The Partnership’s reporting units are consistent with the operating segments identified in Note 4 – Segment Reporting.

Upon adoption of Statement No. 142 in the first fiscal quarter of 2003, the Partnership recorded a non-cash charge of approximately $3.9 million to reduce the carrying value of its goodwill for its TG&E segment. This charge is reflected as a cumulative effect of change in accounting principle in the Partnership’s condensed consolidated statement of operations for the three month period ended December 31, 2002. In calculating the impairment charge, the fair value of the reporting units were estimated using a discounted cash flow methodology.

The Partnership’s results for the three months ended December 31, 2001 on a historic basis did not reflect the impact of the provisions of Statement No. 142. Had the Partnership adopted Statement No. 142 on October 1, 2001, the unaudited pro forma effect on Basic and Diluted net income and Limited Partners’ interest in net income would have been as follows:

	Three Months Ended December 31, 2002
(in thousands, except per unit data)	Net income	Basic and diluted net income per Limited Partner unit
As reported: Net income	$11,503	$0.43
Add: Goodwill amortization	2,069	0.08
Income tax impact	—	—

Adjusted: Net income	$13,572	$0.51

General Partner’s interest in net income	$164	$0.01

Adjusted: Limited Partners’ interest in net income	$13,408	$0.50

Amortization expense for intangible assets was $6.6 million for the three months ended December 31, 2002 compared to $6.4 million for the three months ended December 31, 2001. Total estimated amortization expense related to intangible assets for the year ended September 30, 2003 and the five succeeding fiscal years ended September 30, is as follows:

(in thousands)	Estimated Annual Amortization Expense
2003	$26,505
2004	26,504
2005	26,010
2006	24,847
2007	24,197
2008	22,266

6)    Acquisitions

During the three month period ended December 31, 2002, the Partnership acquired two retail propane dealers. The aggregate consideration for these acquisitions accounted for by the purchase method of accounting was approximately $0.5 million. Purchase prices have been allocated to the acquired assets and liabilities based on their respective fair market values on the dates of acquisition. The purchase prices in excess of the fair values of net assets acquired are classified as goodwill in the Condensed Consolidated Balance Sheets.

The following table indicates the allocation of the aggregate purchase price paid for these acquisitions and the respective periods of amortization assigned:

(in thousands)		Useful Lives
Tanks and equipment	$425	5-30 years
Restrictive covenants	107	5 years
Working capital	(20)	—

Total	$512

Sales and net income have been included in the Condensed Consolidated Statements of Operations from the respective dates of acquisition. The following unaudited pro forma information presents the results of operations of the Partnership, including the fourteen acquisitions completed since October 1, 2001, as if the acquisitions had taken place on October 1, 2001. This pro forma information is presented for informational purposes; it is not indicative of future operating performance.

	Three Months Ended December 31,
(in thousands, except per unit data)	2001	2002
Sales	$292,634	$384,980
Net income	$11,953	$16,039
General Partner’s interest in net income	$144	$159
Limited Partners’ interest in net income	$11,809	$15,880
Basic net income per limited partner unit	$0.40	$0.49
Diluted net income per limited partner unit	$0.40	$0.49

7)    Supplemental Disclosure of Cash Flow Information

	Three Months Ended December 31,
(in thousands)	2001	2002
Cash paid during the period for:
Income taxes	$349	$329
Interest	$9,356	$9,530

Non-cash financing activities:
Decrease in long-term debt for the termination of interest rate swap	$—	$(6,068)
Decrease in other assets	$—	$6,068

8)    Guarantees

Star Gas Partners, L.P. guarantees the payments required under the heating oil segment’s bank credit facilities, which at December 31, 2002 consisted of a $123.0 million working capital facility, a $20.0 million insurance letter of credit facility and a $50.0 million acquisition facility. In addition, Star Gas Partners, L.P. also guarantees the payments required for the heating oil segment’s senior notes, which at December 31, 2002 consisted of $233.0 million of principal obligations. Star Gas Partners, L.P. also guarantees payments required under supply contracts with natural gas and electricity suppliers for its TG&E segment that total approximately $9.9 million.

9)    Earnings Per Limited Partner Unit

	Three Months Ended December 31,
(in thousands, except per unit data)	2001	2002
Income before cumulative effect of change in accounting principle per Limited Partner unit:
Basic	$0.42	$0.61
Diluted	$0.42	$0.61

Cumulative effect of change in accounting principle per Limited Partner unit:
Basic	$—	$(0.12)
Diluted	$—	$(0.12)

Net income per Limited Partner unit:
Basic	$0.42	$0.49
Diluted	$0.42	$0.49

Basic Earnings Per Unit:
Net income	$11,503	$16,039
Less: General Partner’s interest in net income	139	159

Limited Partners’ interest in net income	$11,364	$15,880

Common Units	23,395	28,970
Senior Subordinated Units	3,020	3,134
Junior Subordinated Units	345	345

Weighted average number of Limited Partner units outstanding	26,760	32,449

Basic earnings per unit	$0.42	$0.49

Diluted Earnings Per Unit:
Effect of diluted securities	$—	$—

Limited Partners’ interest in net income	$11,364	$15,880

Weighted average number of Limited Partner units outstanding	26,760	32,449
Senior subordinated units anticipated to be issued under employee incentive plan	228	115

Diluted weighted average number of Limited Partner units	26,988	32,564

Diluted earnings per unit	$0.42	$0.49

10)    Subsequent Event

Cash Distributions—On January 21, 2003, the Partnership announced that it would pay a cash distribution of $0.575 per Common Unit and $0.250 per Senior Subordinated Unit for the quarter ended December 31, 2002. The distribution will be paid on February 14, 2003, to unitholders of record on February 7, 2003.

Item 2.

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

The following is a discussion of the historical condition and results of operations of Star Gas Partners, L.P. and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this quarterly report on Form 10-Q.

THREE MONTHS ENDED DECEMBER 31, 2002
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

Volume

For the three months ended December 31, 2002, retail volume of home heating oil and propane increased 49.3 million gallons, or 28.9%, to 220.0 million gallons, as compared to 170.7 million gallons for the three months ended December 31, 2001. This increase was due to a 36.3 million gallon increase in the heating oil segment and a 12.9 million gallon increase in the propane segment. The increase in volume reflects the impact of significantly colder temperatures and the impact of an additional 4.0 million gallons provided by acquisitions. The Partnership also believes that a shift in the delivery pattern at the heating oil segment decreased volume for the quarter ended December 31, 2002 by an estimated 11.0 million gallons. Typical delivery patterns would have resulted in these gallons being delivered in in the three months ended December 31, 2002 but were actually delivered in the three months ended September 30, 2002. Temperatures in the Partnership’s areas of operations were an average of 34.9% colder than in the prior year’s comparable quarter and approximately 7.5% colder than normal.

Sales

For the three months ended December 31, 2002, sales increased $98.8 million, or 34.5%, to $385.0 million, as compared to $286.2 million for the three months ended December 31, 2001. This increase was due to $72.6 million higher home heating oil sales, $22.0 million higher propane segment sales and a $4.2 million increase in TG&E sales. Sales increased largely due to the higher retail volume and to a lesser extent, as a result of higher selling prices. Selling prices increased versus the prior year’s comparable period in response to higher supply costs. Sales of rationally related products, including heating and air conditioning equipment installation and service and water softeners increased $2.3 million in the heating oil segment and by $2.3 million in the propane segment from the prior year’s comparable period due to acquisitions and from colder temperatures. TG&E’s sales also increased as a result of the colder weather.

Cost of Sales

For the three months ended December 31, 2002, cost of sales increased $71.1 million, or 38.6%, to $255.3 million, as compared to $184.2 million for the three months ended December 31, 2001. This increase was due to $56.5 million of higher cost of sales at the home heating oil segment, $11.0 million higher cost of sales at the propane segment and a $3.6 million increase in TG&E cost of sales. Cost of sales increased largely due to the higher retail volume sold and to a lesser extent from higher supply cost. Rationally related product cost of sales increased by $1.4 million in the heating oil segment and by $1.5 million in the propane segment from the prior year’s comparable period due to the increase in sales of these products.

Delivery and Branch Expenses

For the three months ended December 31, 2002, delivery and branch expenses increased $18.2 million, or 32.3%, to $74.5 million, as compared to $56.3 million for the three months ended December 31, 2001. This increase was due to an additional $13.1 million of delivery and branch expenses at the heating oil segment and a $5.1 million increase in delivery and branch expenses for the propane segment. The period to period comparison was impacted from the purchase of weather insurance that allowed the Partnership to record approximately $6.1 million of net weather insurance recoveries in fiscal 2002 versus a $1.5 million expense in fiscal 2003 for weather insurance premiums paid. Excluding the impact of weather insurance, delivery and branch expenses would have increased $10.6 million for the three months ended December 31, 2002, which was largely due to the additional operating cost associated with increased volumes delivered and to the impact of operating expense and wage increases.

Depreciation and Amortization Expenses

For the three months ended December 31, 2002, depreciation and amortization expenses decreased $1.7 million, or 11.4%, to $12.8 million, as compared to $14.5 million for the three months ended December 31, 2001. This decrease was primarily due to the impact of the provisions of Statement No. 142 which required the Partnership to stop amortizing goodwill effective October 1, 2002. Approximately $2.1 million of goodwill amortization was included in depreciation and amortization expense for the three months ended December 31, 2001.

General and Administrative Expenses

For the three months ended December 31, 2002, general and administrative expenses increased $3.4 million, or 38.6%, to $12.2 million, as compared to $8.8 million for the three months ended December 31, 2001. This increase was largely due to the inclusion of $1.1 million of incremental expense related to the on-going business process redesign project in the heating oil segment, a $0.9 million increase in the accrual for compensation earned for unit appreciation rights previously granted and for increased bonus compensation based upon results for the fiscal 2003 quarter. The increase was partially offset by lower general and administrative expenses at TG&E due to lower bad debt expense of approximately $0.5 million. Based upon TG&E’s implementation of new information systems and more stringent credit policies, the Partnership believes that TG&E’s bad debt losses will be lower than the prior years.

The heating oil segment continues to progress with its on-going business process redesign project during the quarter ended December 31, 2002. The heating oil segment is seeking to take advantage of its large size and utilize modern technology to increase the efficiency and quality of services provided to its customers. The segment is seeking to create a more customer oriented service company to significantly differentiate itself from its competitive peers. A core business process redesign project began in fiscal 2002 with an exhaustive effort to identify customer expectations and document existing business processes.

Preliminary conclusions indicate that improved processes and related technology investments could have a meaningful impact on reducing the heating oil segment’s annual operating costs. Technology investments in particular are a critical element of our strategy to improve the efficiency and quality of services provided to our customers. To this end, we are now testing second generation hand-held technology for the automation of our service workforce. These wireless hand held data terminals will allow our service and installation professionals on demand access to customer repair history, data to provide instant part and repair quotations, and capabilities to invoice at the completion of service. The $1.1 million incremental expense in fiscal 2003 for this project largely consisted of consulting fees and travel related expenditures. The expenses related to the on-going business process redesign project will continue throughout fiscal 2003.

TG&E Customer Acquisition Expense

For the three months ended December 31, 2002, TG&E customer acquisition expense increased $0.4 million, or 177.8% to $0.6 million, as compared to $0.2 million for the three months ended December 31, 2001. This TG&E segment expense is the cost of acquiring new accounts through the services of a third party direct marketing company.

Interest Expense, net

For the three months ended December 31, 2002, net interest expense decreased $1.8 million, or 17.5%, to $8.4 million, as compared to $10.1 million for the three months ended December 31, 2001. This decrease was largely due to a lower weighted average balance of long-term debt outstanding during the three months ended December 31, 2002 compared to the three month period ended December 31, 2001. This decrease resulted from the repayment of debt since December 31, 2001.

Income Tax Expense

For the three months ended December 31, 2002, income tax expense increased $0.5 million to $0.7 million, as compared to $0.1 million for the three months ended December 31, 2001. This increase was due to higher state income taxes based upon the higher pretax earnings achieved for the three months ended December 31, 2002.

Cumulative Effect of Change in Accounting Principle

For the three months ended December 31, 2002, the Partnership recorded a $3.9 million decrease in net income arising from the adoption of Statement No. 142 to reflect the impairment of its goodwill for its TG&E segment.

Net Income

For the three months ended December 31, 2002, net income increased $4.5 million, or 39.4%, to $16.0 million, as compared to $11.5 million for the three months ended December 31, 2001. The increase was due to a $4.0 million increase in net income at the heating oil segment and from a $5.2 million increase in net income at the propane segment partially offset by a $2.3 million increase in the net loss at TG&E and a $2.3 million increase in the net loss at the Partnership level. The increase in net income was primarily due to the impact of colder weather and lower interest expense partially offset by the $3.9 million decrease in net income at the TG&E segment for the adoption of Statement No. 142.

Liquidity and Capital Resources

The ability of Star Gas to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business, and weather conditions, and other factors, most of which are beyond its control. Future capital requirements of Star Gas are expected to be provided by cash flows from operating activities and cash on hand at December 31, 2002. To the extent future capital requirements exceed cash flows from operating activities:

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

Cash Flows

Operating Activities.    Cash used in operating activities for the quarter ended December 31, 2002 was $46.7 million as compared to cash provided by operating activities of $0.9 million for the quarter ended December 31, 2001. The net cash used in operations of $46.7 million for fiscal 2003 consisted of net income of $16.0 million, noncash charges of $19.0 million, primarily depreciation and amortization of $13.3 million, which were offset by an increase in operating assets and liabilities of $81.7 million. Operating assets and liabilities have increased in fiscal year 2003 from fiscal year 2002, primarily due to a $63.6 million increase in accounts receivable resulting from the increase in sales largely due to the colder weather experienced for the quarter ended December 31, 2002.

Liquidity and Capital Resources (continued)

Investing Activities.    Star Gas completed two acquisitions during the fiscal quarter ended December 31, 2002, investing $0.5 million. This expenditure for acquisitions is reflected in the cash used in investing activities of $4.8 million along with $4.5 million invested for capital expenditures. The $4.5 million for capital expenditures is comprised of $2.3 million of capital additions needed to sustain operations at current levels and $2.2 million for capital expenditures incurred in connection with the heating oil segment’s business process redesign program and for customer tanks and other capital expenditures to support growth of operations. The capital expenditures made for the business process redesign program were largely for the purchase of modern technology to increase the efficiency and quality of services provided to its customers. Investing activities also includes proceeds from the sale of fixed assets of $0.2 million.

Financing Activities.    During the quarter ended December 31, 2002, increased bank working capital borrowings provided funds of $65.8 million. Cash distributions paid to Unitholders of $17.5 million, debt repayments of $47.0 million and other financing activities of $0.7 million reduced the net cash provided by financing activities to $0.6 million.

As a result of the above activity, cash decreased by $51.0 million to $10.5 million as of December 31, 2002.

Earnings before interest, taxes, depreciation and amortization (EBITDA)

For the three months ended December 31, 2002, EBITDA increased $5.7 million, or 15.5% to $42.3 million as compared to $36.6 million for the three months ended December 31, 2001. This increase was due to $1.2 million of more EBITDA generated by the heating oil segment, a $5.4 million increase in the propane segment EBITDA and a $0.6 million increase in the TG&E segment’s EBITDA partially offset by a $1.5 million reduction in EBITDA at the Partnership level. The increase in EBITDA was largely due to the impact of colder temperatures in our areas of operations. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership’s ability to make the Minimum Quarterly Distribution. In order to comply with recent SEC rules, the Partnership no longer adjusts for unit compensation expense, TG&E customer acquisition expense, net gain (loss) on sales of fixed assets and the impact of Statement No. 133 in its of EBITDA. EBITDA is calculated for the fiscal quarters ended December 31 as follows:

	Three Months Ended December 31,
(in thousands)	2001	2002
Operating income	$22,106	$29,422
Plus depreciation and amortization expenses	14,503	12,848

EBITDA	$36,609	$42,270

Financing and Sources of Liquidity

The Partnership’s heating oil segment has a bank credit facility, which includes a working capital facility, providing for up to $123.0 million of borrowings to be used for working capital purposes, an acquisition facility, providing for up to $50.0 million of borrowings to be used for acquisitions and for certain improvements and a $20.0 million insurance letter of credit facility. The working capital facility and letter of credit facility will expire on June 30, 2004. The acquisition facility will convert to a term loan for any outstanding borrowings on June 30, 2004, which balance will be payable in eight equal quarterly principal payments. At December 31, 2002, $84.0 million of working capital borrowings were outstanding.

The Partnership’s propane segment has a bank credit facility, which consists of a $25.0 million acquisition facility, a $25.0 million parity debt facility that can be used to fund maintenance and growth capital expenditures and an $18.0 million working capital facility. The working capital facility expires on September 30, 2003. Borrowings under the acquisition and parity debt facilities will revolve until September 30, 2003, after which time any outstanding loans thereunder, will amortize in quarterly principal payments with a final payment due on September 30, 2005. At December 31, 2002, $20.4 million of acquisition facility borrowings, $14.2 million of Parity Debt Facility borrowings and $8.0 million of working capital borrowings were outstanding.

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

For the remainder of fiscal 2003, the Partnership anticipates paying interest of approximately $27.9 million and anticipates growth and maintenance capital additions of approximately $9.2 million. In addition, the Partnership plans to pay distributions on its units to the extent there is sufficient available cash in accordance with the partnership agreement. The Partnership plans to fund acquisitions made through a combination of debt and equity. Based on its current cash position, proceeds from the fiscal 2002 common unit offerings, bank credit availability and anticipated net cash to be generated from operating activities, the Partnership expects to be able to meet all of its obligations for fiscal 2003.

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

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This Statement amends Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Partnership does not anticipate changing to the fair value based method of accounting for stock-based employee compensation and therefore expects that the provisions of this Statement will have no material impact on its financial condition or results of operations.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The interpretation requires consolidation of variable interest entities if certain conditions are met. The requirements are effective immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Partnership does not expect the adoption to have a material impact to the Partnership’s financial position or results of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to establish accounting policies and make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the Consolidated Financial Statements. Star Gas evaluates its policies and estimates on an on-going basis. The Partnership’s Consolidated Financial Statements may differ based upon different estimates and assumptions. Star Gas believes the following are its critical accounting policies:

Goodwill and Other Intangible Assets

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

Statement No. 142 was adopted on October 1, 2002, with the Partnership now calculating amortization using the straight-line method over periods ranging from 5 to 15 years for intangible assets with definite useful lives. Star Gas uses amortization methods and determines asset values based on its best estimates using reasonable and supportable assumptions and projections. Star Gas assesses the useful lives of intangible assets based on the estimated period over which Star Gas will receive benefit from such intangible assets such as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. Changes in the amortization methods or asset values could have a material effect on results of operations.

Critical Accounting Policies and Estimates (continued)

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

Assumptions Used in the Measurement of the Partnership’s Defined Benefit Obligations

SFAS No. 87, “Employers’ Accounting for Pensions” requires the Partnership to make assumptions as to the expected long-term rate of return that could be achieved on defined benefit plan assets and discount rates to determine the present value of the plans’ pension obligations. The Partnership assumed an 8.5% rate of return on plan assets and a discount rate of 6.75% for its fiscal 2002 financials. The return on plan assets is based, in part, on the underlying asset portfolio and the estimated market returns thereon. The discount rate is based on long-term rates of return on high quality debt securities. Actual returns results could differ materially from these assumptions which could have a material effect on results of operations and or on the minimum pension obligation that would be required to be recorded.

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

At December 31, 2002, the Partnership had outstanding borrowings totaling $507.8 million, of which approximately $126.6 million is subject to variable interest rates under its Bank Credit Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $1.3 million annually.

The Partnership also selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and future market price of home heating oil, propane and natural gas. The Partnership does not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Partnership would pay for the product being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at December 31, 2002, the potential gain on the Partnership’s hedging activity would be to increase the fair market value of these outstanding derivatives by $2.8 million to a fair market value of $8.0 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $2.6 million to a fair market value of $2.7 million.

Item 4.

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

PART II OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

(a)	Exhibits Included Within:

99.1 Section 906 Certificate
99.2 Section 906 Certificate

(b)	Reports on Form 8-K:

11/04/02 —
Filing for a subsidiary of Star Gas Partners, L.P., for the completion of the purchase of Meenan Oil Co., Inc., a Delaware corporation (“Meenan”) and its affiliates for a purchase price of approximately $131.8 million, payable in cash. The transaction was originally reported by the Partnership pursuant to a Current Report on Form 8-K dated July 31, 2001. The purpose of this Form 8-K is to update the previously filed historical and pro forma financial information relating to Meenan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.

By: Star Gas LLC (General Partner)

Signature	Title	Date

/S/ AMI TRAUBER	Chief Financial Officer	January 21, 2003

Ami Trauber	Star Gas LLC
(Principal Financial Officer)

/S/ JAMES J. BOTTIGLIERI	Vice President	January 21, 2003

James J. Bottiglieri	Star Gas LLC

CERTIFICATIONS

I, Irik P. Sevin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Star Gas Partners, L.P.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 21, 2003

/S/    IRIK P. SEVIN

Irik P. Sevin
Chief Executive Officer

CERTIFICATIONS

I, Ami Trauber, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Star Gas Partners, L.P.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 21, 2003

/S/    AMI TRAUBER

Ami Trauber
Chief Financial Officer