Form 10-Q
period 2003-03-31
STAR GAS PARTNERS LP
filed 2003-04-30
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(203) 328-7310

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒        No  ☐

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of April 23, 2003:

28,970,446	Common Units
3,139,110	Senior Subordinated Units
345,364	Junior Subordinated Units
325,729	General Partner Units

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

INDEX TO FORM 10-Q

Part I Financial Information:	Page

Item 1—Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2002 and March 31, 2003	3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and March 31, 2003 and six months ended March 31, 2002 and March 31, 2003	4

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2002 and March 31, 2003 and six months ended March 31, 2002 and March 31, 2003	5

Condensed Consolidated Statement of Partners’ Capital for the six months ended March 31, 2003	6

Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2002 and March 31, 2003	7

Notes to Condensed Consolidated Financial Statements	8-17

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-28

Item 3—Quantitative and Qualitative Disclosures About Market Risk	29

Item 4—Controls and Procedures	29

Part II Other Information:

Item 6—Exhibits and Reports on Form 8-K	30

Signatures	31

Certifications	32-33

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2002	March 31, 2003
		(unaudited)
ASSETS Current assets
Cash and cash equivalents	$61,481	$69,142
Receivables, net of allowance of $8,282 and $11,428, respectively	83,452	260,101
Inventories	39,453	56,826
Prepaid expenses and other current assets	37,815	39,020

Total current assets	222,201	425,089

Property and equipment, net	241,892	239,275
Long-term portion of accounts receivables	6,672	6,892
Goodwill	264,551	260,650
Intangibles, net	193,370	180,219
Deferred charges and other assets, net	15,080	14,192

Total Assets	$943,766	$1,126,317

LIABILITIES AND PARTNERS’ CAPITAL Current liabilities
Accounts payable	$20,360	$53,520
Working capital facility borrowings	26,195	135,600
Current maturities of long-term debt	72,113	23,759
Accrued expenses	69,444	78,408
Unearned service contract revenue	30,549	27,655
Customer credit balances	70,583	18,125

Total current liabilities	289,244	337,067

Long-term debt	396,733	470,301
Other long-term liabilities	25,525	27,340

Partners’ capital
Common unitholders	242,696	297,200
Subordinated unitholders	3,105	12,942
General partner	(2,710)	(1,718)
Accumulated other comprehensive loss	(10,827)	(16,815)

Total Partners’ capital	232,264	291,609

Total Liabilities and Partners’ Capital	$943,766	$1,126,317

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per unit data)	2002	2003	2002	2003
Sales:
Product	$372,243	$623,703	$611,078	$958,415
Installations, service and appliances	39,042	45,117	86,430	95,385

Total sales	411,285	668,820	697,508	1,053,800
Costs and expenses:
Cost of sales	206,572	407,080	338,456	608,407
Cost of installations, service and appliances	45,410	52,181	97,773	106,201
Delivery and branch expenses	67,589	86,644	123,910	161,158
Depreciation and amortization expenses	14,509	12,885	29,012	25,733
General and administrative expenses	8,877	14,034	17,923	26,883

Operating income	68,328	95,996	90,434	125,418
Interest expense	(10,600)	(11,494)	(21,503)	(20,525)
Interest income	843	856	1,602	1,517
Amortization of debt issuance costs	(307)	(554)	(619)	(991)
Loss on redemption of debt	—	(181)	—	(181)

Income before income taxes and cumulative effect of change in accounting principle	58,264	84,623	69,914	105,238
Income tax expense (benefit)	(1,952)	1,460	(1,805)	2,135

Income before cumulative effect of change in accounting principle	60,216	83,163	71,719	103,103
Cumulative effect of change in accounting principle for adoption of SFAS No. 142	—	—	—	(3,901)

Net income	$60,216	$83,163	$71,719	$99,202

General Partner’s interest in net income	$681	$832	$820	$992

Limited Partners’ interest in net income	$59,535	$82,331	$70,899	$98,210

Net income per Limited Partner unit:
Basic	$2.09	$2.54	$2.57	$3.03

Diluted	$2.09	$2.53	$2.56	$3.02

Basic weighted average number of Limited Partner units outstanding	28,506	32,453	27,623	32,452

Diluted number of Limited Partner units	28,506	32,561	27,686	32,560

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2002	2003	2002	2003

Net income	$60,216	$83,163	$71,719	$99,202

Other comprehensive income (loss) Net unrealized gain (loss) on derivative instruments	12,700	(6,468)	8,300	(5,988)

Comprehensive income	$72,916	$76,695	$80,019	$93,214

Reconciliation of Accumulated Other Comprehensive Income (Loss)

(in thousands)	Pension Plan Obligations	Derivative Instruments	Total

Balance as of September 30, 2001	$(4,149)	$(8,050)	$(12,199)

Reclassification to earnings	—	16,640	16,640
Unrealized holding loss arising during the period	—	(8,340)	(8,340)

Other comprehensive income	—	8,300	8,300
Balance as of March 31, 2002	$(4,149)	$250	$(3,899)

Balance as of September 30, 2002	$(15,745)	$4,918	$(10,827)

Reclassification to earnings	—	(7,685)	(7,685)
Unrealized holding gain arising during the period	—	1,697	1,697

Other comprehensive loss	—	(5,988)	(5,988)
Balance as of March 31, 2003	$(15,745)	$(1,070)	$(16,815)

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(unaudited)

(in thousands, except per unit amounts)

	Number of Units
	Common	Senior Sub.	Junior Sub.	General Partner	Common	Senior Sub.	Junior Sub.	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2002	28,970	3,134	345	326	$242,696	$4,337	$(1,232)	$(2,710)	$(10,827)	$232,264
Issuance of senior subordinated units		5				70				70
Net income					87,685	9,484	1,041	992		99,202
Other comprehensive loss, net									(5,988)	(5,988)
Unit compensation expense:
Common					135					135
Senior subordinated						818				818
Distributions:
($1.15 per unit)					(33,316)					(33,316)
($0.50 per unit)						(1,576)				(1,576)

Balance as of March 31, 2003	28,970	3,139	345	326	$297,200	$13,133	$(191)	$(1,718)	$(16,815)	$291,609

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)	Six Months Ended March 31,
	2002	2003
Cash flows provided by (used in) operating activities:
Net income	$71,719	$99,202
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,012	25,733
Amortization of debt issuance cost	619	991
Unit compensation expense	165	1,023
Loss on redemption of debt	—	181
Provision for losses on accounts receivable	2,861	3,526
Loss on sales of fixed assets, net	59	54
Cumulative effect of change in accounting principle for the adoption of SFAS No. 142	—	3,901
Changes in operating assets and liabilities:
Increase in receivables	(39,087)	(180,418)
Decrease (increase) in inventories	5,381	(17,253)
Increase in other assets	(380)	(5,220)
Increase in accounts payable	702	32,824
Decrease in other current and long-term liabilities	(20,426)	(40,629)

Net cash provided by (used in) operating activities	50,625	(76,085)

Cash flows provided by (used in) investing activities:
Capital expenditures	(8,180)	(7,990)
Proceeds from sales of fixed assets	1,290	367
Acquisitions	(38,566)	(1,837)

Net cash used in investing activities	(45,456)	(9,460)

Cash flows provided by (used in) financing activities:
Working capital facility borrowings	70,850	179,000
Working capital facility repayments	(49,494)	(69,595)
Acquisition facility borrowings	55,150	—
Acquisition facility repayments	(44,650)	(33,300)
Proceeds from the issuance of debt	—	196,932
Repayment of debt	(17,348)	(137,226)
Distributions	(32,056)	(34,892)
Increase in deferred charges	(812)	(7,713)
Proceeds from issuance of Common Units, net	34,236	—
Other	(30)	—

Net cash provided by financing activities	15,846	93,206

Net increase in cash	21,015	7,661
Cash at beginning of period	17,228	61,481

Cash at end of period	$38,243	$69,142

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1)	Partnership Organization

Star Gas Partners, L.P. (“Star Gas” or the “Partnership”) is a diversified home energy distributor and services provider, specializing in heating oil, propane, natural gas and electricity. Star Gas is a master limited partnership, which at March 31, 2003 had outstanding 29.0 million common units (NYSE: “SGU” representing an 88.4% limited partner interest in Star Gas Partners) and 3.1 million senior subordinated units (NYSE: “SGH” representing a 9.5% limited partner interest in Star Gas Partners) outstanding. Additional Partnership interests include 0.3 million junior subordinated units (representing a 1.1% limited partner interest) and 0.3 million general partner units (representing a 1.0% general partner interest).

Star Gas Propane, L.P. (“Star Gas Propane”) is the Partnership’s operating subsidiary and, together with its direct and indirect subsidiaries, accounts for substantially all of the Partnership’s Assets, sales and earnings. Both the Partnership and Star Gas Propane are Delaware limited partnerships that were formed in October 1995 in connection with the Partnership’s initial public offering. The Partnership is the sole limited partner of Star Gas Propane with a 99% limited partnership interest.

The general partner of both the Partnership and Star Gas Propane is Star Gas LLC, a Delaware limited liability company. The Board of Directors of Star Gas LLC is appointed by its members. For information concerning the members of Star Gas LLC and its Board of Directors see “Item 10. Directors and Executive Officers of the Registrant” in the registrant’s annual report Form 10-K for fiscal year ended September 30, 2002. Star Gas LLC owns an approximate 1% general partner interest in the Partnership and also owns an approximate 1% general partner interest in Star Gas Propane.

The Partnership’s propane operations (the “propane segment”) are conducted through Star Gas Propane and its subsidiaries. Star Gas Propane markets and distributes propane gas and related products to over 300,000 customers in the Midwest, Northeast, Florida and Georgia.

The Partnership’s heating oil operations (the “heating oil segment”) are conducted through Petro Holdings, Inc. (“Petro”) and its direct and indirect subsidiaries. Petro is a Minnesota corporation that is an indirect wholly owned subsidiary of Star Gas Propane. Petro is the nation’s largest retail distributor of home heating oil and serves approximately 500,000 customers in the Northeast and Mid-Atlantic.

The Partnership’s electricity and natural gas operations (the “natural gas and electric reseller segment” are conducted through Total Gas & Electric, Inc. (“TG&E”), a Florida corporation, that is an indirect wholly-owned subsidiary of Petro. TG&E is an energy reseller that markets natural gas and electricity to residential households in deregulated energy markets in New York, New Jersey, Florida and Maryland and serves over 70,000 residential customers. TG&E was formerly a wholly owned subsidiary of the Partnership, but subsequent to September 30, 2002, it became a wholly owned indirect subsidiary of Petro.

Star Gas Finance Company is a direct wholly-owned subsidiary of the Partnership that has no material assets or operations and was formed for the sole purpose of being a corporate co-issuer of certain of the Partnership’s indebtedness.

2)	Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Star Gas Partners, L.P., and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. The results of operations for the three and six month periods ended March 31, 2002 and March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our annual report on Form 10-K for the year ended September 30, 2002.

2)	Summary of Significant Accounting Policies—(continued)

Inventories

Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. At the dates indicated, the components of inventory were as follows:

	September 30, 2002	March 31, 2003
(in thousands)
Propane gas	$6,175	$8,574
Propane appliances and equipment	3,981	4,279
Fuel oil	15,555	25,299
Fuel oil parts and equipment	11,746	12,141
Natural gas	1,996	6,533

	$39,453	$56,826

Property, plant and equipment, consists of the following:

	September 30, 2002	March 31, 2003
(in thousands)
Property, plant and equipment	$331,162	$339,590
Less: accumulated depreciation	89,270	100,315

	$241,892	$239,275

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Derivatives and Hedging

The Partnership uses derivative financial instruments to manage its exposure to market risk related to changes in the current and future market price of home heating oil, propane, and natural gas. The Partnership believes it is prudent to minimize the variability and price risk associated with the purchase of home heating oil and propane. Accordingly, it is the Partnership’s objective to hedge the cash flow variability associated with forecasted purchases of its inventory held for resale through the use of derivative instruments when appropriate. To a lesser extent, the Partnership also hedges the fair value of inventory on hand or firm commitments to purchase inventory. To meet these objectives, it is the Partnership’s policy to enter into various types of derivative instruments to (i) manage the variability of cash flows resulting from the price risk associated with forecasted purchases of home heating oil, propane, and natural gas and (ii) hedge the downside price risk of firm purchase commitments and in some cases physical inventory on hand.

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

For the three and six months ended March 31, 2003, the change in accumulated other comprehensive income (loss) is principally attributable to the increase in fair value of existing cash flow hedges more than offset by the reclassification to net income of accumulated gains on cash flow hedges that settled during the period.

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

The Partnership adopted the applicable provisions of Statement No. 142 on October 1, 2002, and recorded a non-cash charge of $3.9 million to reduce the carrying value of the TG&E segment’s goodwill. This charge is reflected as a cumulative effect of change in accounting principle in the Partnership’s condensed consolidated statement of operations for the six months ended March 31, 2003. The Partnership will perform its annual impairment review during the fourth fiscal quarter of each year, commencing in the fourth quarter of fiscal 2003.

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

On October 1, 2002, the heating oil segment repaid an outstanding principal balance of $45.3 million to the holders of its 9.0% senior secured notes that were then due.

In March 2002, the heating oil segment entered into two interest rate swap agreements designed to hedge $73.0 million in underlying fixed rate senior note obligations, in order to reduce overall interest expense. The swap agreements would have expired August 1, 2006, but were terminated by mutual agreement on October 17, 2002. The swaps required the counterparties to pay an amount based on the stated fixed interest rate (annual rate 8.05%) pursuant to the senior notes for an aggregate $2.9 million due every six months on August 1 and February 1. In exchange, the heating oil segment was required to make semi-annual floating interest rate payments on the first of August and February based on an annual interest rate equal to the 6 month LIBOR interest rate plus 2.83% applied to the same notional amount of $73.0 million. The swap agreements were recognized as fair value hedges. Amounts to be paid or received under the interest rate swap agreements were accrued and recognized over the life of the agreements as an adjustment to interest expense. Upon termination on October 17, 2002, Petro received $4.8 million which was reflected as a basis adjustment to the fair values of the related debt and is being amortized using the effective yield over the remaining lives of the swap agreements as a reduction of interest expense.

On February 6, 2003, Star Gas and Star Gas Finance Company, a wholly owned subsidiary of Star Gas, jointly issued $200.0 million face value Senior Notes due on February 15, 2013. These notes accrue interest at an annual rate of 10.25% and require semi-annual interest payments on February 15 and August 15 of each year commencing on August 15, 2003. These notes are redeemable at the option of the Partnership, in whole or in part, from time to time by payment of a premium as defined. These notes were priced at 98.466% for total gross proceeds of $196.9 million. The Partnership also incurred $7.2 million of fees and expenses in connection with the issuance of these notes resulting in net proceeds of $189.7 million. During the quarter ended March 31, 2003, Star Gas used $131.0 million from the proceeds of the 10.25% Senior Notes to repay existing long-term debt and working capital facility borrowings and recognized a $0.2 million loss on redemption of debt. The debt discount related to the issuance of the 10.25% Senior Notes was $3.1 million and will be amortized to interest expense through February 2013.

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

The heating oil segment is primarily engaged in the retail distribution of home heating oil, related equipment services and equipment sales to residential and commercial customers. It operates primarily in the Northeast and Mid-Atlantic states. Home heating oil is principally used by the Partnership’s residential and commercial customers to heat their homes and buildings, and as a result, weather conditions have a significant impact on the demand for home heating oil.

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

(4)	Segment Reporting—(continued)

The following are the condensed statements of operations and balance sheets for each segment as of and for the periods indicated. There were no inter-segment sales.

	Three Months Ended March 31,
(in thousands)	2002					2003
Statements of Operations	Heating Oil	Propane	TG&E	Partners & Other	Consol.	Heating Oil	Propane	TG&E	Partners & Other	Consol.
Sales:
Product	$287,722	$70,492	$14,029	$—	$372,243	$470,969	$112,618	$40,116	$—	$623,703
Installation, service, and appliance	34,898	4,144	—	—	39,042	40,100	5,017	—	—	45,117

Total sales	322,620	74,636	14,029	—	411,285	511,069	117,635	40,116	—	668,820
Cost and expenses:
Cost of product	167,342	28,498	10,732	—	206,572	308,305	63,330	35,445	—	407,080
Cost of installation, service and appliances	44,508	902	–	—	45,410	51,163	1,018	—	—	52,181
Delivery and branch	51,717	15,872	—	—	67,589	66,506	20,138	—	—	86,644
Deprec. and amort	10,011	4,143	353	2	14,509	8,604	4,184	97	—	12,885
G & A expense	4,118	1,780	3,113	(134)	8,877	5,039	2,695	2,286	4,014	14,034

Operating income (loss)	44,924	23,441	(169)	132	68,328	71,452	26,270	2,288	(4,014)	95,996
Interest (expense) income, net	(6,455)	(3,228)	(835)	761	(9,757)	(5,671)	(2,878)	(101)	(1,988)	(10,638)
Amortization of debt issuance costs	(243)	(64)	—	—	(307)	(429)	(49)	—	(76)	(554)
Loss on redemption of debt	—	—	—	—	—	212	(393)	—	—	(181)

Income (loss) before income taxes	38,226	20,149	(1,004)	893	58,264	65,564	22,950	2,187	(6,078)	84,623
Income tax expense (benefit)	(2,000)	48	—	—	(1,952)	1,385	75	—	—	1,460

Net income (loss)	$40,226	$20,101	$(1,004)	$893	$60,216	$64,179	$22,875	$2,187	$(6,078)	$83,163

Capital expenditures	$1,492	$1,089	$218	$—	$2,799	$2,278	$1,119	$71	$—	$3,468

	Six Months Ended March 31,
(in thousands)	2002					2003
Statements of Operations	Heating Oil	Propane	TG&E	Partners & Other	Consol.	Heating Oil	Propane	TG&E	Partners & Other	Consol.
Sales:
Product	$468,247	$119,357	$23,474	$—	$611,078	$721,824	$182,826	$53,765	$—	$958,415
Installation, service, and appliance	76,776	9,654	—	—	86,430	84,231	11,154	—	—	95,385

Total sales	545,023	129,011	23,474	—	697,508	806,055	193,980	53,765	—	1,053,800
Cost and expenses:
Cost of product	266,688	52,772	18,996	—	338,456	462,837	98,264	47,306	—	608,407
Cost of installation, service and appliances	95,531	2,242	—	—	97,773	103,549	2,652	—	—	106,201
Delivery and branch	94,169	29,741	—	—	123,910	122,080	39,078	—	—	161,158
Deprec. and amort.	20,258	8,046	704	4	29,012	17,171	8,341	221	—	25,733
G & A expense	6,831	3,401	5,802	1,889	17,923	9,420	4,915	4,978	7,570	26,883

Operating income (loss)	61,546	32,809	(2,028)	(1,893)	90,434	90,998	40,730	1,260	(7,570)	125,418
Interest (expense) income, net	(13,113)	(6,601)	(1,710)	1,523	(19,901)	(10,665)	(6,177)	(182)	(1,984)	(19,008)
Amortization of debt issuance costs	(491)	(128)	—	—	(619)	(814)	(101)	—	(76)	(991)
Loss on redemption of debt	—	—	—	—	—	212	(393)	—	—	(181)

Income (loss) before income taxes	47,942	26,080	(3,738)	(370)	69,914	79,731	34,059	1,078	(9,630)	105,238
Income tax expense (benefit)	(1,900)	95	—	—	(1,805)	1,985	150	—	—	2,135

Income (loss) before cumulative change in accounting principle	49,842	25,985	(3,738)	(370)	71,719	77,746	33,909	1,078	(9,630)	103,103
Cumulative change in accounting principle	—	—	—	—	—	—	—	(3,901)	—	(3,901)

Net income (loss)	$49,842	$25,985	$(3,738)	$(370)	$71,719	$77,746	$33,909	$(2,823)	$(9,630)	$99,202

Capital expenditures	$4,620	$2,982	$578	$—	$8,180	$4,935	$2,959	$96	$—	$7,990

(4)	Segment Reporting—(continued)

(in thousands)
	September 30, 2002					March 31, 2003
Balance Sheets	Heating Oil	Propane	TG&E	Partners & Other (1)	Consol.	Heating Oil	Propane	TG&E	Partners & Other (1)	Consol.
ASSETS
Current assets:
Cash and cash equivalents	$49,474	$8,904	$474	$2,629	$61,481	$19,555	$14,717	$164	$34,706	$69,142
Receivables, net	70,063	10,669	2,720	—	83,452	211,241	31,303	17,557	—	260,101
Inventories	27,301	10,156	1,996	—	39,453	37,440	12,853	6,533	—	56,826
Prepaid expenses and other current assets	34,817	2,793	1,009	(804)	37,815	36,338	3,094	264	(676)	39,020

Total current assets	181,655	32,522	6,199	1,825	222,201	304,574	61,967	24,518	34,030	425,089
Property and equipment, net	66,854	174,298	740	—	241,892	64,695	173,874	706	—	239,275
Long-term portion of accounts receivable	6,672	—	—	—	6,672	6,892	—	—	—	6,892
Investment in subsidiaries	—	137,689	—	(137,689)	—	4,112	191,834	—	(195,946)	—
Goodwill	219,031	35,502	10,018	—	264,551	219,031	35,502	6,117	—	260,650
Intangibles, net	132,628	60,129	613	—	193,370	122,314	57,411	494	—	180,219
Deferred charges and other assets, net	12,902	2,178	—	—	15,080	6,218	1,457	—	6,517	14,192

Total assets	$619,742	$442,318	$17,570	$(135,864)	$943,766	$727,836	$522,045	$31,835	$(155,399)	$1,126,317

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$11,070	$5,725	$3,565	$—	$20,360	$23,595	$9,567	$20,3588	$—	$53,520
Working capital facility borrowings	23,000	—	3,195	—	26,195	126,000	9,600	—	—	135,600
Current maturities of long-term debt	60,787	10,626	700	—	72,113	13,259	10,500	—	—	23,759
Accrued expenses and other current liabilities	53,754	12,633	1,170	1,887	69,444	58,541	8,930	2,410	8,527	78,408
Due to affiliates	(293)	(3,321)	2,855	759	—	(3,904)	(5,412)	3,101	6,215	—
Unearned service contract revenue	30,549	—	—	—	30,549	27,655	—	—	—	27,655
Customer credit balances	49,346	16,487	4,750	—	70,583	12,339	3,508	2,278	—	18,125

Total current liabilities	228,213	42,150	16,235	2,646	289,244	257,485	36,693	28,147	14,742	337,067
Long-term debt	230,384	166,349	—	—	396,733	170,218	103,125	—	196,958	470,301
Due to affiliate	—	—	—	—	—	81,842	—	—	(81,842)	—
Other long-term liabilities	23,456	2,069	—	—	25,525	25,501	1,839	—	—	27,340
Partners’ Capital: Equity Capital	137,689	231,750	1,335	(138,510)	232,264	192,790	380,388	3,688	(285,257)	291,609

Total liabilities and Partners’ Capital	$619,742	$442,318	$17,570	$(135,864)	$943,766	$727,836	$522,045	$31,835	$(155,399)	$1,126,317

(1)	The Partner and Other amounts include the balance sheet of the Public Master Limited Partnership, Star Gas Finance Company, as well as the necessary consolidation entries to eliminate the investment in Petro Holdings, Star Gas Propane and TG&E.

(5)	Goodwill and Other Intangible Assets

On October 1, 2002, Star Gas adopted Statement No. 142, which required the Partnership to discontinue amortizing goodwill. Statement No. 142 also requires that goodwill be reviewed for impairment upon adoption of Statement No. 142 and annually thereafter. The Partnership will perform its annual impairment review during the fourth fiscal quarter of each year, commencing in the fourth quarter of 2003.

(5)	Goodwill and Other Intangible Assets—(continued)

Under Statement No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. If goodwill of a reporting unit is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill. The Partnership’s reporting units are consistent with the operating segments identified in Note 4—Segment Reporting.

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

A summary of changes in the Partnership’s goodwill during the six month period ended March 31, 2003, by business segment is as follows (in thousands):

	Heating Oil Segment	Propane Segment	TG&E Segment	Total
Balance as of October 1, 2002	$219,031	$35,502	$10,018	$264,551
First fiscal quarter impairment charge	—	—	(3,901)	(3,901)

Balance as of March 31, 2003	$219,031	$35,502	$6,117	$260,650

Intangible assets subject to amortization consist of the following (in thousands):

	September 30, 2002			March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer lists	$257,284	$70,332	$186,952	$257,284	$82,580	$174,704
Covenants not to compete	12,343	5,925	6,418	12,449	6,934	5,515

	$269,627	$76,257	$193,370	$269,733	$89,514	$180,219

The Partnership’s results for the three months and six months ended March 31, 2002 on a historic basis did not reflect the impact of the provisions of Statement No. 142. Had the Partnership adopted Statement No. 142 on October 1, 2001, the unaudited pro forma effect on Basic and Diluted net income and Limited Partners’ interest in net income would have been as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2003	2002	2003
(in thousands except per unit data)

As reported net income	$60,216	$83,163	$71,719	$99,202
Add: Goodwill amortization, net of income taxes	2,043	—	4,112	—

Adjusted net income	$62,259	$83,163	$75,831	$99,202

General Partner’s interest in net income	$704	$832	$867	$992

Adjusted Limited Partners’ interest in net income	$61,555	$82,331	$74,964	$98,210

Net income per Limited Partner unit: Basic Basic & Diluted
As reported net income	$2.11	$2.56	$2.59	$3.06
Add: Goodwill amortization, net of income taxes	0.07	—	0.15	—

Adjusted net income	$2.18	$2.56	$2.74	$3.06

General Partner’s interest in net income	$0.02	$0.02	$0.03	$0.03

Adjusted Limited Partners’ interest in net income	$2.16	$2.54	$2.71	$3.03

Net income per Limited Partner unit: Diluted
As reported net income	$2.11	$2.55	$2.59	$3.05
Add: Goodwill amortization, net of income taxes	0.07	—	0.15	—

Adjusted net income	$2.18	$2.55	$2.74	$3.05

General Partner’s interest in net income	$0.02	$0.02	$0.03	$0.03

Adjusted Limited Partners’ interest in net income	$2.16	$2.53	$2.71	$3.02

(5)	Goodwill and Other Intangible Assets—(continued)

Amortization expense for intangible assets was $12.9 million for the six months ended March 31, 2002 compared to $13.3 million for the six months ended March 31, 2003. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ended September 30, 2003 and the five succeeding fiscal years ended September 30, is as follows (in thousands of dollars):

Amount
2003	$26,505
2004	26,504
2005	26,010
2006	24,847
2007	24,197
2008	22,266

6)	Acquisitions

During the six month period ended March 31, 2003, the Partnership acquired two retail propane dealers. The aggregate consideration for these acquisitions accounted for by the purchase method of accounting was approximately $1.8 million. Purchase prices have been allocated to the acquired assets and liabilities based on their respective fair market values on the dates of acquisition. The purchase prices in excess of the fair values of net assets acquired are classified as goodwill in the Condensed Consolidated Balance Sheets.

The following table indicates the allocation of the aggregate purchase price paid for these acquisitions and the respective periods of amortization assigned:

(in thousands)		Useful Lives
Land	$1,325	—
Tanks and equipment	425	5-30 years
Restrictive covenants	107	5 years
Working capital	(20)	—

Total	$1,837

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

	Six Months Ended March 31,
(in thousands, except per unit data)	2002	2003
Sales	$715,281	$1,053,800
Net income	$74,093	$99,202
General Partner’s interest in net income	$846	$992
Limited Partners’ interest in net income	$73,247	$98,210
Basic net income per limited partner unit	$2.50	$3.03
Diluted net income per limited partner unit	$2.49	$3.02

7)	Supplemental Disclosure of Cash Flow Information

(in thousands)	Six Months Ended March 31,
	2002	2003
Cash paid during the period for:
Income taxes	$577	$698
Interest	$15,460	$20,218
Non-cash financing activities:
Decrease in long-term debt for the termination of interest rate swap	$—	$(1,219)
Increase in long-term debt for amortization of debt discount cost	$—	$27
Decrease in other assets	$—	$1,192

8)	Guarantees

Star Gas Partners, L.P. guarantees the payments required under the heating oil segment’s bank credit facilities, which at March 31, 2003 consisted of a $123.0 million working capital facility, a $20.0 million insurance letter of credit facility and a $50.0 million acquisition facility. In addition, Star Gas Partners, L.P. also guarantees the payments required for the heating oil segment’s senior notes, which at March 31, 2003 consisted of $179.0 million of principal obligations. Star Gas Partners, L.P. also guarantees payments required under supply contracts with natural gas and electricity suppliers for its TG&E segment that total approximately $13.3 million and also guarantees approximately $4.4 million of Petro performance bonds.

9)	Earnings Per Limited Partner Unit

(in thousands, except per unit data)	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2003	2002	2003
Income before cumulative effect of change in accounting principle per Limited Partner unit:
Basic	$2.09	$2.54	$2.57	$3.15
Diluted	$2.09	$2.53	$2.56	$3.14
Cumulative effect of change in accounting principle per Limited Partner unit:
Basic	$—	$—	$—	$(0.12)
Diluted	$—	$—	$—	$(0.12)
Net income per Limited Partner unit:
Basic	$2.09	$2.54	$2.57	$3.03
Diluted	$2.09	$2.53	$2.56	$3.02
Basic Earnings Per Unit:
Net income	$60,216	$83,163	$71,719	$99,202
Less: General Partner’s interest in net income	681	832	820	992

Limited Partners’ interest in net income	$59,535	$82,331	$70,899	$98,210

Common Units	25,037	28,970	24,207	28,970
Senior Subordinated Units	3,124	3,138	3,071	3,137
Junior Subordinated Units	345	345	345	345

Weighted average number of Limited Partner units outstanding	28,506	32,453	27,623	32,452

Basic earnings per unit	$2.09	$2.54	$2.57	$3.03

Diluted Earnings Per Unit:
Effect of diluted securities	$—	$—	$—	$—

Limited Partners’ interest in net income	$59,535	$82,331	$70,899	$98,210

Weighted average number of Limited Partner units outstanding	28,506	32,453	27,623	32,452
Senior subordinated units anticipated to be issued under employee incentive plan	—	108	63	108

Diluted weighted average number of Limited Partner units	28,506	32,561	27,686	32,560

Diluted earnings per unit	$2.09	$2.53	$2.56	$3.02

10)	Subsequent Event

Cash Distributions—On April 30, 2003, the Partnership announced that it would pay a cash distribution of $0.575 per Common Unit and $0.575 per Senior Subordinated Unit, Junior Subordinated Unit and General Partner Interest for the quarter ended March 31, 2003. The distribution will be paid on May 15, 2003, to unitholders of record on May 13, 2003.

Acquisitions—On April 8, 2003, the Partnership completed the acquisition of a distributor of home heating oil located in Pennsylvania with annual sales of approximately 12 million gallons of home heating oil and 4 million gallons of commercial fuels.

Heating Oil Segment Reorganization —In connection with the heating oil segment’s business reorganization project, the Partnership announced its reorganization plan to its impacted employees in April 2003 and will recognize a liability of approximately $2.0 million related to certain employee termination benefits and separation costs. This total amount of approximately $2.0 million will be incurred and recorded throughout the remainder of fiscal 2003.

Item 2.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Report includes “forward-looking statements” which represent the Partnership’s expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on the Partnership’s financial performance, the price and supply of home heating oil, propane, electricity and natural gas and the ability of the Partnership to obtain new accounts and retain existing accounts. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Partnership’s expectations (“Cautionary Statements”) are disclosed in this Report, including without limitation and in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

The heating oil, propane and natural gas industries are seasonal in nature with peak activity occurring during the winter months. Therefore, results of operations for the periods presented are not indicative of the results to be expected for a full year.

The following is a discussion of the historical condition and results of operations of Star Gas Partners, L.P. and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this quarterly report on Form 10-Q.

THREE MONTHS ENDED MARCH 31, 2003

COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Volume

For the three months ended March 31, 2003, retail volume of home heating oil and propane increased 74.9 million gallons, or 27.6%, to 346.6 million gallons, as compared to 271.7 million gallons for the three months ended March 31, 2002. This increase was due to a 61.5 million gallon increase in the heating oil segment and a 13.4 million gallon increase in the propane segment. The increase in volume reflects the impact of significantly colder temperatures and the impact of an additional 5.8 million gallons provided by acquisitions. Customer attrition, largely in the home heating oil segment’s lower margin commercial business, partially offset these volume increases. Temperatures in the Partnership’s areas of operations were an average of 29.6% colder than in the prior year’s comparable quarter and approximately 9.0% colder than the thirty year average for the period July 1, 1971 through June 30, 2000, “normal” as reported by the National Oceanic and Atmospheric Administration (“NOAA”).

Sales

For the three months ended March 31, 2003, sales increased $257.5 million, or 62.6%, to $668.8 million, as compared to $411.3 million for the three months ended March 31, 2002. This increase was due to $188.4 million higher home heating oil sales, $43.0 million higher propane segment sales and a $26.1 million increase in TG&E sales. Sales increased largely due to the higher retail volume sold and as a result of higher selling prices. Selling prices increased versus the prior year’s comparable period in response to higher supply costs. Sales of rationally related products, including heating and air conditioning equipment installation and service and water softeners increased by $5.2 million in the heating oil segment and by $0.9 million in the propane segment from the prior year’s comparable period due to acquisitions and from colder temperatures.

Cost of Product

For the three months ended March 31, 2003, cost of product increased $200.5 million, or 97.1%, to $407.1 million, as compared to $206.6 million for the three months ended March 31, 2002. This increase was due to $141.0 million of higher cost of product at the home heating oil segment, $34.8 million higher cost of product at the propane segment and a $24.7 million increase in TG&E cost of product. Cost of product increased largely due to the higher retail volume sold and from higher supply cost.

Cost of Installations, Service and Appliances

For the three months ended March 31, 2003, cost of installations, service and appliances increased $6.8 million, or 14.9%, to $52.2 million, as compared to $45.4 million for the three months ended March 31, 2002. This increase was due to an additional $6.7 million in the heating oil segment and by $0.1 million in the propane segment from the prior year’s comparable period due to the increase in sales of these products and from additional cost of service expenses resulting from the colder temperatures.

Delivery and Branch Expenses

For the three months ended March 31, 2003, delivery and branch expenses increased $19.1 million, or 28.2%, to $86.6 million, as compared to $67.6 million for the three months ended March 31, 2002. This increase was due to an additional $14.8 million of delivery and branch expenses at the heating oil segment and a $4.3 million increase in delivery and branch expenses for the propane segment. The period to period comparison was impacted by the purchase of weather insurance that allowed the Partnership to record approximately $0.3 million of net weather insurance recoveries in the fiscal 2002 period versus a $2.1 million expense in the fiscal 2003 period for weather insurance premiums paid. Excluding the impact of weather insurance, delivery and branch expenses would have increased $16.7 million, or 24.7%, for the three months ended March 31, 2003, which was largely due to the additional operating cost associated with increased volumes delivered and to the impact of operating expense and wage increases.

Depreciation and Amortization Expenses

For the three months ended March 31, 2003, depreciation and amortization expenses decreased $1.6 million, or 11.2%, to $12.9 million, as compared to $14.5 million for the three months ended March 31, 2002. This decrease was primarily due to the impact of the Partnership’s adoption of Statement No. 142 which required the Partnership to stop amortizing goodwill effective October 1, 2002. Approximately $2.0 million of goodwill amortization was included in depreciation and amortization expense for the three months ended March 31, 2002.

General and Administrative Expenses

For the three months ended March 31, 2003, general and administrative expenses increased $5.2 million, or 58.1%, to $14.0 million, as compared to $8.9 million for the three months ended March 31, 2002. This increase was largely due to the inclusion of $0.4 million of incremental expense related to the on-going business reorganization project in the heating oil segment, a $3.2 million increase in the accrual for compensation earned for unit appreciation rights and restricted stock awards previously granted and for other increases of $2.3 million largely due to increased bonus compensation based upon results for the fiscal 2003 quarter. The increase was partially offset by lower general and administrative expenses at TG&E of approximately $0.8 million largely due to lower bad debt and collection expenses.

Interest Expense

For the three months ended March 31, 2003, interest expense increased $0.9 million, or 8.4%, to $11.5 million, as compared to $10.6 million for the three months ended March 31, 2002. This increase was largely due to additional interest expense for higher average outstanding working capital borrowings and to the impact of the $200 million 10.25% senior note issuance.

Loss on Redemption of Debt

For the three months ended March 31, 2003, the Partnership recorded a $0.2 million expense largely consisting of the unamortized deferred debt issuance cost associated with long-term debt repaid with the proceeds of the $200 million senior note issuance partially offset by the gain on extinguishment applicable to the portion of the related debt that was repaid with the proceeds of the $200 million senior note issuance.

Income Tax Expense

For the three months ended March 31, 2003, income tax expense increased $3.4 million to $1.5 million, as compared to a tax benefit of $2.0 million for the three months ended March 31, 2002. This increase was due to higher state income taxes based upon the higher pretax earnings achieved for the three months ended March 31, 2003 and the absence in fiscal 2003 of the tax benefit from federal tax loss carryback of $2.2 million recorded in fiscal 2002.

Net Income

For the three months ended March 31, 2003, net income increased $22.9 million, or 38.1%, to $83.2 million, as compared to $60.2 million for the three months ended March 31, 2002. The increase was due to a $24.0 million increase in net income at the heating oil segment income, a $2.8 million increase in net income at the propane segment and a $3.2 million increase in the net income at TG&E partially offset by a $7.0 million increase in the net loss at the Partnership level. The increase in net income was primarily due to the impact of colder weather.

SIX MONTHS ENDED MARCH 31, 2003

COMPARED TO SIX MONTHS ENDED MARCH 31, 2002

Volume

For the six months ended March 31, 2003, retail volume of home heating oil and propane increased 124.1 million gallons, or 28.1%, to 566.6 million gallons, as compared to 442.5 million gallons for the six months ended March 31, 2002. This increase was due to a 97.8 million gallon increase in the heating oil segment and a 26.3 million gallon increase in the propane segment. The increase in volume reflects the impact of significantly colder temperatures and the impact of an additional 11.0 million gallons provided by acquisitions. Customer attrition, largely in the home heating oil segment’s lower margin commercial business, partially offset these volume increases. The Partnership also believes that a shift in the delivery pattern at the heating oil segment decreased volume for the six months ended March 31, 2003 by an estimated 11.0 million gallons. Typical delivery patterns would have resulted in these gallons being delivered in the first six months of 2003 but were actually delivered in the three months ended September 30, 2002. Temperatures in the Partnership’s areas of operations were an average of 31.5% colder than in the prior year’s comparable six months and approximately 8.5% colder than normal as reported by NOAA.

Sales

For the six months ended March 31, 2003, sales increased $356.3 million, or 51.1%, to $1,053.8 million, as compared to $697.5 million for the six months ended March 31, 2002. This increase was due to $261.0 million higher home heating oil sales, $65.0 million higher propane segment sales and a $30.3 million increase in TG&E sales. Sales increased largely due to the higher retail volume sold and as a result of higher selling prices. Selling prices increased versus the prior year’s comparable period in response to higher supply costs. Sales of rationally related products, including heating and air conditioning equipment installation and service and water softeners increased by $7.5 million in the heating oil segment and by $1.5 million in the propane segment from the prior year’s comparable period due to acquisitions and from colder temperatures.

Cost of Product

For the six months ended March 31, 2003, cost of product increased $270.0 million, or 79.8%, to $608.4 million, as compared to $338.5 million for the six months ended March 31, 2002. This increase was due to $196.1 million of higher cost of product at the home heating oil segment, $45.5 million higher cost of product at the propane segment and a $28.3 million increase in TG&E cost of product. Cost of product increased largely due to the higher retail volume sold and from higher supply cost.

Cost of Installations, Service and Appliances

For the six months ended March 31, 2003, cost of installations, service and appliances increased $8.4 million, or 8.6%, to $106.2 million, as compared to $97.8 million for the three months ended March 31, 2002. This increase was due to an additional $8.0 million in the heating oil segment and by $0.4 million in the propane segment from the prior year’s comparable period due to the increase in sales of these products and from additional cost of service expenses resulting from the colder temperatures.

Delivery and Branch Expenses

For the six months ended March 31, 2003, delivery and branch expenses increased $37.2 million, or 30.1%, to $161.2 million, as compared to $123.9 million for the six months ended March 31, 2002. This increase was due to an additional $27.9 million of delivery and branch expenses at the heating oil segment and a $9.3 million increase in delivery and branch expenses for the propane segment. The period to period comparison was impacted by the purchase of weather insurance that allowed the Partnership to record approximately $6.4 million of net weather insurance recoveries in the fiscal 2002 period versus a $3.6 million expense in the fiscal 2003 period for weather insurance premiums paid. Excluding the impact of weather insurance, delivery and branch expenses would have increased $27.1 million, or 21.9%, for the six months ended March 31, 2003, which was largely due to the additional operating cost associated with increased volumes delivered and to the impact of operating expense and wage increases.

Depreciation and Amortization Expenses

For the six months ended March 31, 2003, depreciation and amortization expenses decreased $3.3 million, or 11.3%, to $25.7 million, as compared to $29.0 million for the six months ended March 31, 2002. This decrease was primarily due to the impact of the Partnership’s adoption of Statement No. 142 which required the Partnership to stop amortizing goodwill effective October 1, 2002. Approximately $4.1 million of goodwill amortization was included in depreciation and amortization expense for the six months ended March 31, 2002.

General and Administrative Expenses

For the six months ended March 31, 2003, general and administrative expenses increased $9.0 million, or 50.0%, to $26.9 million, as compared to $17.9 million for the six months ended March 31, 2002. This increase was largely due to the inclusion of $1.5 million of incremental expense related to the on-going business process redesign project in the heating oil segment, a $3.9 million increase in the accrual for compensation earned for unit appreciation rights and restricted stock awards previously granted and for other increases of $4.4 million largely due to increased bonus compensation based upon results for the fiscal 2003 six months. The increase was partially offset by lower general and administrative expenses at TG&E of approximately $0.8 million largely due to lower bad debt and collection expenses.

Business Process Redesign—Heating Oil Division

The heating oil segment continues to progress with its on-going business reorganization project during the six months ended March 31, 2003. The heating oil segment is seeking to take advantage of its large size and utilize modern technology to increase the efficiency and quality of services provided to its customers. The segment is seeking to create a more customer oriented service company to significantly differentiate itself from its competitive peers. A core business process redesign project began in fiscal 2002 with an exhaustive effort to identify customer expectations and document existing business processes. During fiscal 2002, the Partnership recorded $2.0 million in expenses relating to this project.

Preliminary conclusions indicate that improved processes and related technology investments could have a meaningful impact on reducing the heating oil segment’s annual operating costs. Technology investments in particular are a critical element of our strategy to improve the efficiency and quality of services provided to our customers. To this end, the heating oil segment is now testing second generation hand-held technology for the automation of our service workforce. These wireless hand held data terminals will allow our service and installation professionals on demand access to customer repair history, data to provide instant part and repair quotations, and capabilities to invoice at the completion of service.

The comprehensive process redesign efforts led the Partnership to a conclusion that regional and corporate consolidation of certain operational activities is expected to create operating efficiencies and cost savings for heating oil customers. Selective outsourcing in the areas of customer relationship management will be undertaken as both a business improvement and a cost reduction strategy. The Partnership believes that outsourcing customer inquiries are expected to improve performance and leverage the technology and system redundancy. In addition, the Partnership believes an outsourcing partner has more flexibility to manage extreme seasonal volume spikes while providing a consistent and guaranteed level of quality service. Technology benefits are expected to include enhanced capabilities for customer inquiries via automated interactive telephone response and the web. Outsourcing is expected to both dramatically improve customer services while reducing annual operating costs.

The $1.8 million incremental expense in the first six months of fiscal 2003 related to this redesign project largely consisted of consulting fees and travel related expenditures. The expenses related to the on-going business implementation redesign project will continue throughout fiscal 2003. In connection with this plan, the Partnership announced its reorganization plan to the impacted employees in April 2003 and will recognize a liability of approximately $2.0 million related to certain employee termination benefits and separation costs. This total amount of approximately $2.0 million will be incurred and recorded throughout the remainder of fiscal 2003. The Partnership also expects to expend an additional $3.1 million for non-separation cost for the remainder of fiscal 2003 related to the reorganization. These expenditures will consist of truck rebranding, consulting and duplicative salaries during the transition period. For fiscal 2004, the Partnership expects additional expenses related to this program of $1.9 million.

By the completion of the program, total expenditures will be $25.9 million of which $15.1 million will be for investments in technology. Through March 31, 2003, $8.3 million was spent with the balance to be purchased over the remainder of fiscal 2003 and into fiscal 2004. It is anticipated that the program will improve operating income by approximately $15.0 million annually of which $9.0 million is expected to be realized in fiscal 2004 and with the remainder in fiscal 2005 and fiscal 2006. The Partnership believes that these levels of savings will be realized, there can be no assurance that these amounts will actually be forthcoming, nor that other events will offset the expected benefits.

Interest Expense

For the six months ended March 31, 2003, interest expense decreased $1.0 million, or 4.5%, to $20.5 million, as compared to $21.5 million for the six months ended March 31, 2002. This decrease was largely due to a lower weighted average balance of long-term debt outstanding during the six months ended March 31, 2003 compared to the six month period ended March 31, 2002. This decrease resulted from the repayment of debt since March 31, 2002.

Income Tax Expense

For the six months ended March 31, 2003, income tax expense increased $3.9 million to $2.1 million, as compared to a tax benefit of $1.8 million for the six months ended March 31, 2002. This increase was due to higher state income taxes based upon the higher pretax earnings achieved for the six months ended March 31, 2003 and the absence in fiscal 2003 of the tax benefit from a federal tax loss carryback of $2.2 million recorded in fiscal 2002.

Cumulative Effect of Change in Accounting Principle

For the six months ended March 31, 2003, the Partnership recorded a $3.9 million decrease in net income arising from the adoption of Statement No. 142 to reflect the impairment of its goodwill for its TG&E segment.

Net Income

For the six months ended March 31, 2003, net income increased $27.5 million, or 38.3%, to $99.2 million, as compared to $71.7 million for the six months ended March 31, 2002. The increase was due to a $27.9 million increase in net income at the heating oil segment, from a $7.9 million increase in net income at the propane segment and by a $0.9 million decrease in the net loss at TG&E partially offset by a $9.3 million increase in the net loss at the Partnership level. The increase in net income was primarily due to the impact of colder weather and lower depreciation and amortization partially offset by the $3.9 million decrease in net income at the TG&E segment resulting from the adoption of Statement No. 142.

Liquidity and Capital Resources

The ability of Star Gas to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business, and weather conditions, and other factors, most of which are beyond its control. Future capital requirements of Star Gas are expected to be provided by cash flows from operating activities and cash on hand at March 31, 2003. To the extent future capital requirements exceed cash flows from operating activities:

a)	working capital will be financed by the Partnership’s working capital lines of credit and repaid from subsequent seasonal reductions in inventory and accounts receivable;

b)	growth capital expenditures, mainly for customer tanks and expenditures incurred in connection with the heating oil segment’s business process redesign program will be financed in fiscal 2003, by a combination of the proceeds received from the $200 million Senior Note issuance and the use of the Partnership’s credit facilities; and

c)	acquisition capital expenditures will be financed by the revolving acquisition lines of credit, $40.0 million of unapplied proceeds from the $200 million Senior Note issuance, long-term debt issuance, the issuance of additional Common Units or a combination thereof.

Cash Flows

Operating Activities.    Cash used in operating activities for the six months ended March 31, 2003 was $76.1 million as compared to cash provided by operating activities of $50.6 million for the six months ended March 31, 2002. The net cash used in operations of $76.1 million for fiscal 2003 consisted of net income of $99.2 million, noncash charges of $35.4 million, primarily depreciation and amortization of $26.7 million, which were offset by an increase in operating assets and liabilities of $210.7 million. Operating assets and liabilities have increased in fiscal year 2003 from fiscal year 2002, primarily due to a $141.3 million increase in accounts receivable resulting from the higher sales largely due to the colder weather experienced for the six months ended March 31, 2003.

Investing Activities.    Star Gas completed two acquisitions during the six months ended March 31, 2003, investing $1.8 million. This expenditure for acquisitions is reflected in the cash used in investing activities of $9.5 million along with the $8.0 million invested for capital expenditures. The $8.0 million for capital expenditures is comprised of $4.0 million of capital additions needed to sustain operations at current levels and $4.0 million for capital expenditures incurred in connection with the heating oil segment’s business process redesign program and for customer tanks and other capital expenditures to support growth of operations. The capital expenditures made for the business process redesign program were largely for the purchase of modern technology to increase the efficiency and quality of services provided to its customers. Investing activities also includes proceeds from the sale of fixed assets of $0.4 million.

Financing Activities.    During the six months ended March 31, 2003, funds were provided by $189.7 million of net proceeds from the Partnership’s $200 million senior note offering in February 2003 and from increased bank working capital borrowings of $109.4 million. Cash distributions paid to Unitholders of $34.9 million, debt repayments of $170.6 million and other financing activities of $0.4 million reduced the net cash provided by financing activities to $93.2 million.

As a result of the above activity, cash increased by $7.7 million to $69.1 million as of March 31, 2003.

Earnings before interest, taxes, depreciation and amortization (EBITDA)

For the six months ended March 31, 2003, EBITDA increased $27.6 million, or 23.1% to $147.1 million as compared to $119.4 million for the six months ended March 31, 2002. This increase was due to $26.6 million of more EBITDA generated by the heating oil segment, a $7.9 million increase in the propane segment EBITDA partially offset by $1.1 million lower TG&E EBITDA and by a $5.7 million reduction in EBITDA at the Partnership level. The increase in EBITDA was largely due to the impact of colder temperatures in our areas of operations as reported by the National Oceanic and Atmospheric Administration. TG&E’s EBITDA was negatively impacted by the inclusion of a non-cash $3.9 million decrease in net income for the cumulative effect of a change in accounting principle arising from the adoption of Statement No. 142 to reflect the impairment of its goodwill. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership’s ability to make the Minimum Quarterly Distribution. EBITDA is calculated for the fiscal six months ended March 31 as follows:

	Six Months Ended March 31,
(in thousands)	2002	2003
Net income	$71,719	$99,202
Plus:
Income tax expense (benefit)	(1,805)	2,135
Amortization of debt issuance costs	619	991
Interest expense, net	19,901	19,008
Depreciation and amortization	29,012	25,733

EBITDA	$119,446	$147,069

Financing and Sources of Liquidity

The Partnership’s heating oil segment has a bank credit facility, which includes a working capital facility, providing for up to $123.0 million of borrowings to be used for working capital purposes, an acquisition facility, providing for up to $50.0 million of borrowings to be used for acquisitions and for capital expenditures and a $20.0 million insurance letter of credit facility. The working capital facility and letter of credit facility will expire on June 30, 2004. The acquisition facility will convert to a term loan for any outstanding borrowings on June 30, 2004, which balance will be payable in eight equal quarterly principal payments. To provide additional working capital capacity for the past heating season, the Partnership temporarily converted $20.0 million of its heating oil segment’s acquisition facility to a working capital facility which will expire on April 30, 2003. At March 31, 2003, $126.0 million of working capital borrowings were outstanding.

The Partnership’s propane segment has a bank credit facility, which consists of a $25.0 million acquisition facility, a $25.0 million parity debt facility that can be used to fund maintenance and growth capital expenditures and an $18.0 million working capital facility. The working capital facility expires on September 30, 2003. Borrowings under the acquisition and parity debt facilities will revolve until September 30, 2003, after which time any outstanding loans thereunder, will amortize in quarterly principal payments with a final payment due on September 30, 2005. At March 31, 2003, $2.0 million of Parity Debt Facility borrowings and $9.6 million of working capital borrowings were outstanding.

The Partnership’s bank credit facilities and debt agreements contain several financial tests and covenants restricting the various segments and Partnership’s ability to pay distributions, incur debt and engage in certain other business transactions. In general these tests are based upon achieving certain debt to cash flow ratios and cash flow to interest expense ratios. In addition, amounts borrowed under the working capital facilities are subject to a requirement to maintain a zero balance for at least forty-five consecutive days. Failure to comply with the various restrictive and affirmative covenants of the Partnership’s various bank and note facility agreements could negatively impact the Partnership’s ability to incur additional debt and/or pay distributions and could cause certain debt to become currently payable.

As of March 31, 2003, the Partnership was in compliance with all debt covenants.

On February 6, 2003, Star Gas and Star Gas Finance Company, a wholly owned subsidiary of Star Gas, jointly issued $200.0 million face value Senior Notes due on February 15, 2013. These notes accrue interest at an annual rate of 10.25% and require semi-annual interest payments on February 15 and August 15 of each year commencing on August 15, 2003. These notes are redeemable at the option of the Partnership, in whole or in part, from time to time by payment of a premium as defined. These notes were priced at 98.466% for total gross proceeds of $196.9 million. The Partnership also incurred $7.2 million of fees and expenses in connection with the issuance of these notes resulting in net proceeds of $189.7 million. During the quarter ended March 31, 2003, Star Gas used $131.0 million from the proceeds of the 10.25% Senior Notes to repay existing long-term debt and working capital facility borrowings and has designated an additional $18.3 million of the proceeds to repay existing long-term debt by September 30, 2003. The remaining proceeds of $40.4 million will be used for general Partnership purposes including acquisitions.

The Partnership has $494.1 million of debt outstanding as of March 31, 2003 (amount does not include working capital borrowings), with significant maturities occurring over the next five years. The following summarizes the Partnership’s long-term debt maturities during fiscal years ending September 30, exclusive of amounts that have been repaid through March 31, 2003:

2003	$18.3 million
2004	$19.5 million
2005	$25.3 million
2006	$81.4 million
2007	$38.7 million
Thereafter	$310.9 million

The remaining fiscal 2003 maturities will be refinanced with a portion of the proceeds from the issuance of the $200 million 10.25% senior notes. However, funding for future year’s debt maturities will largely be dependent upon new debt or equity issuances.

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

The Partnership believes that the purchase of weather insurance could be an important element in the Partnership’s ability to maintain the stability of its cash flows. In August 2002, the Partnership purchased weather insurance that could have provided up to $20.0 million of coverage for the impact of warm weather on the Partnership’s operating results for the 2002—2003 heating season. No amounts were received under the policies during fiscal 2003 due to the colder than normal temperatures. In addition, the Partnership purchased a base of $12.5 million of weather insurance coverage for each year from 2004—2007. The amount of insurance proceeds that could be realized under these policies is calculated by multiplying a fixed dollar amount by the degree day deviation from an agreed upon cumulative degree day strike price.

For the remainder of fiscal 2003, the Partnership anticipates paying interest of approximately $23.6 million and anticipates growth and maintenance capital additions of approximately $9.5 million. In addition, the Partnership plans to pay distributions on its units to the extent there is sufficient Available Cash in accordance with the partnership agreement. The Partnership plans to fund acquisitions made through a combination of debt and equity. Based on its current cash position, proceeds from the fiscal 2002 common unit offerings and from the $200 million 10.25% senior notes, bank credit availability and anticipated net cash to be generated from operating activities, the Partnership expects to be able to meet all of its obligations for fiscal 2003.

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

Statement No. 142 was adopted on October 1, 2002, with the Partnership now calculating amortization using the straight-line method over periods ranging from 5 to 15 years for intangible assets with definite useful lives. Star Gas uses amortization methods and determines asset values based on its best estimates using reasonable and supportable assumptions and projections. Star Gas assesses the useful lives of intangible assets based on the estimated period over which Star Gas will receive benefit from such intangible assets such as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. At March 31, 2003, the Partnership had $180.2 million of net intangible assets subject to amortization. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, the Partnership estimates that amortization for these assets for the six month period ended March 31, 2003 would have increased by approximately $1.4 million.

Statement No. 142 also requires the Partnership’s goodwill to be assessed annually for impairment. These assessments involve management’s estimates of future cash flows, market trends and other factors. If goodwill is determined to be impaired, a loss is recorded in accordance with Statement No. 142. At March 31, 2003, the Partnership had $260.7 million of goodwill. Intangible assets with finite lives must be assessed for impairment whenever changes in circumstances indicate that the assets may be impaired. Similar to goodwill, the assessment for impairment requires estimates of future cash flows related to the intangible asset. To the extent the carrying value of the assets exceeds it future cash flows, an impairment loss is recorded based on the fair value of the asset.

Critical Accounting Policies and Estimates (continued)

Depreciation of Property, Plant and Equipment

Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from 3 to 30 years. Net property, plant and equipment was $239.3 million for the Partnership at March 31, 2003. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, the Partnership estimates that depreciation for the six month period ended March 31, 2003 would have increased by approximately $2.0 million.

Assumptions Used in the Measurement of the Partnership’s Defined Benefit Obligations

SFAS No. 87, “Employers’ Accounting for Pensions” requires the Partnership to make assumptions as to the expected long-term rate of return that could be achieved on defined benefit plan assets and discount rates to determine the present value of the plans’ pension obligations. The Partnership evaluates these critical assumptions at least annually.

The discount rate enables the Partnership to state expected future cash flows at a present value on the measurement date. The rate is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. A 25 basis point decrease in the discount rated used for fiscal 2002 would have increased pension expense by approximately $0.1 million and would have increased the minimum pension liability by another $1.7 million. The Partnership assumed a discount rate of 6.75% for its fiscal 2002 financials.

The Partnership considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets to determine its expected long-term rate of return on pension plan assets. A 25 basis point decrease in the expected return on assets would have increased pension expense in fiscal 2002 by approximately $0.1 million. The Partnership assumed an 8.5% rate of return on plan assets for its 2002 financials.

Insurance Reserves

The Partnership’s heating oil segment has in the past and is currently self-insuring a portion of workers’ compensation, auto and general liability claims. In February 2003, the propane segment also began self-insuring a portion of its workers’ compensation, auto and general liability claims. The Partnership establishes reserves based upon expectations as to what its ultimate liability will be for these claims. The Partnership continually evaluates the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2002, the heating oil segment had approximately $25.1 million of insurance reserves. The ultimate settlement of these claims could differ materially from the assumptions used to calculate the reserves which could have a material effect on results of operations.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to interest rate risk primarily through its Bank Credit Facilities due to the fact that they are subject to variable interest rates. The Partnership utilizes these borrowings to meet its working capital needs and also to fund the short-term needs of its acquisition program.

At March 31, 2003, the Partnership had outstanding borrowings totaling $629.7 million, of which approximately $137.6 million is subject to variable interest rates under its Bank Credit Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $1.4 million annually.

The Partnership also selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and future market price of home heating oil, propane and natural gas. The Partnership does not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Partnership would pay for the product being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at March 31, 2003, the potential gain on the Partnership’s hedging activity would be to increase the fair market value of these outstanding derivatives by $4.8 million to a fair market value of $11.1 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $4.8 million to a fair market value of $1.5 million.

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

PART II OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

(a)	Exhibits Included Within:

99.1    Section 906 Certificate

99.2    Section 906 Certificate

(b)	Reports on Form 8-K:

1.	Current report on Form 8-K, dated March 17, 2003, announced Star Gas Partners, L.P., and its wholly-owned subsidiary, Star Gas Finance Company, a Delaware corporation, completed a Rule 144A offering of $200 million of debt securities. The purpose of the Form 8-K was to update the previously filed historical financial statements of the Partnership to note the formation of Star Gas Finance Company as well as to provide additional disclosures as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, to refile the historical financial statements of Meenan Oil Co., L.P., a Delaware limited partnership (“Meenan”), previously filed on the Partnership’s Form 8-K dated November 4, 2002, without the inclusion of Meenan’s pro forma financial information and to file the balance sheets of Star Gas LLC, a Delaware limited liability company and the sole general partner of the Partnership.

2.	Current report on Form 8-K, dated February 4, 2003, announced the pricing of Star Gas Partners, L.P., previously announced offering of $200 million Senior Notes due 2013 (the “Notes”). The Notes will accrue interest at a rate of 10.25% and were priced at 98.466% for total gross proceeds of $196,932,000. The net proceeds from the offering will be used to repay senior secured indebtedness as well as provide for general Partnership purposes including acquisitions.

3.	Current report on Form 8-K, dated January 29, 2003, consists of a copy of Star Gas Partners, L.P., press release announcing that the Fitch Rating Service placed the ratings of its Petro and Star Gas Propane subsidiaries on Ratings Watch Negative pending a review of the proposed $200 million of senior notes offering by the Partnership.

4.	Current report on Form 8-K, dated January 22, 2003, consists of a copy of Star Gas Partners, L.P., press release announcing a proposed Rule 144A offering of Senior Notes due 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.

By:    Star Gas LLC (General Partner)

	Signature	Title	Date

/S/	AMI TRAUBER	Chief Financial Officer	April 30, 2003
	Ami Trauber	Star Gas LLC
(Principal Financial Officer)

/S/	JAMES J. BOTTIGLIERI	Vice President	April 30, 2003
	James J. Bottiglieri	Star Gas LLC

CERTIFICATIONS

I, Irik P. Sevin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Star Gas Partners, L.P.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date:  April 30, 2003

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

Date:  April 30, 2003

/s/    AMI TRAUBER

Ami Trauber

Chief Financial Officer