Form 10-K/A
period 2002-09-30
STAR GAS PARTNERS LP
filed 2003-05-08
CIK 1002590

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

Home Heating Oil Segment

Operations

The Partnership’s heating oil segment serves approximately 510,000 customers in the Northeast and Mid-Atlantic states. In addition to selling home heating oil, the heating oil segment installs and repairs heating and air conditioning equipment. To a limited extent, it also markets other petroleum products. During the twelve months ended September 30, 2002, the total sales in the heating oil segment were comprised of approximately 73% from sales of home heating oil; 19% from the installation and repair of heating equipment; and 8% from the sale of other petroleum products. The heating oil segment provides home heating equipment repair service 24 hours a day, seven days a week, 52 weeks a year, generally within four hours of a request. It also regularly provides various service incentives to obtain and retain customers. The heating oil segment is consolidating its operations under two brand names, which it is building by employing an upgraded, professionally trained and managed sales force, together with a professionally developed marketing campaign, including radio and print advertising media. The heating oil segment has a nationwide toll free telephone number,  1-800-OIL-HEAT, which it believes helps build customer awareness and brand identity.

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

The Selected Financial Data is derived from the financial information of the Partnership and should be read in conjunction therewith.

	Fiscal Year Ended September 30,
	1998	1999(c)	2000	2001	2002
	(in thousands, except per unit data)
Statement of Operations Data:
Sales	$111,685	$224,020	$744,664	$1,085,973	$1,025,058
Costs and expenses:
Cost of sales	49,498	131,649	501,589	771,317	661,978
Delivery and branch	37,216	86,489	156,862	200,059	235,708
General and administrative	6,336	11,717	20,511	39,086	40,771
TG&E customer acquisition	—	—	2,082	1,868	1,228
Depreciation and amortization	11,462	22,713	34,708	44,396	59,049

Operating income (loss)	7,173	(28,548)	28,912	29,247	26,324
Interest expense, net	7,927	15,435	26,784	33,727	37,502
Amortization of debt issuance costs	176	347	534	737	1,447

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	(930)	(44,330)	1,594	(5,217)	(12,625)
Minority interest in net loss of TG&E	—	—	251	—	—
Income tax expense (benefit)	25	(14,780)	492	1,498	(1,456)

Income (loss) before cumulative change in accounting principle	(955)	(29,550)	1,353	(6,715)	(11,169)
Cumulative effect of change in accounting principle for adoption of SFAS No. 133, net of income taxes	—	—	—	1,466	—

Net income (loss)	$(955)	$(29,550)	$1,353	$(5,249)	$(11,169)

Weighted average number of limited partner units	6,035	11,447	18,288	22,439	28,790
Per Unit Data:
Net income (loss) per unit (a)	$(0.16)	$(2.53)	$0.07	$(0.23)	$(0.38)
Cash distribution declared per common unit	$2.20	$2.25	$2.30	$2.30	$2.30
Cash distribution declared per senior sub. unit	$—	$—	$0.25	$1.975	$1.65
Balance Sheet Data (end of period):
Current assets	$17,947	$86,868	$126,990	$185,262	$222,201
Total assets	179,607	539,344	618,976	898,819	943,766
Long-term debt	104,308	276,638	310,414	457,086	396,733
Partners’ Capital	57,347	150,176	139,178	198,264	232,264
Summary Cash Flow Data:
Net Cash provided by operating activities	$9,264	$10,795	$20,364	$63,144	$65,455
Net Cash used in investing activities	(13,276)	(2,977)	(65,172)	(256,134)	(62,412)
Net Cash provided by (used in) financing activities	4,238	(4,441)	51,226	199,308	41,210
Other Data:
Earnings before interest, taxes, depreciation and amortization (EBITDA) (b)	$18,635	$(5,835)	$63,871	$75,109	$85,373
Retail propane gallons sold	98,870	99,457	107,557	137,031	140,324
Heating oil gallons sold	—	74,039	345,684	427,168	457,749

ITEM 6. SELECTED HISTORICAL FINANCIAL AND OPERATING DATA (Continued)

(a)	Net income (loss) per unit is computed by dividing the limited partners’ interest in net income (loss) by the weighted average number of limited partner units outstanding.

(b)	EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership’s ability to make the Minimum Quarterly Distribution. The definition of “EBITDA” set forth above may be different from that used by other companies. EBITDA is calculated for the fiscal years ended September 30 as follows:

	1998	1999	2000	2001	2002
Net income (loss)	$(955)	$(29,550)	$1,353	$(5,249)	$(11,169)
Plus:
Income tax expense (benefit)	25	(14,780)	492	1,498	(1,456)
Amortization of debt issuance cost	176	347	534	737	1,447
Interest expense, net	7,927	15,435	26,784	33,727	37,502
Depreciation and amortization	11,462	22,713	34,708	44,396	59,049

EBITDA	$18,635	$(5,835)	$63,871	$75,109	$85,373

(c)	The results of operations for the year ended September 30, 1999 include Petro’s results of operations from March 26, 1999. Since Petro was acquired after the heating season, the results for the year ended September 30, 1999 include typical third and fourth fiscal quarters losses but do not include the profits from the heating season. Accordingly, results of operations for the year ended September 30, 1999 presented are not indicative of the results to be expected for a full year.

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

Sales

For fiscal 2002, sales decreased $60.9 million, or 5.6%, to approximately $1.0 billion, as compared to approximately $1.1 billion for fiscal 2001. This decrease was due to $30.8 million lower propane segment sales and $52.5 million lower TG&E sales partially offset by a $22.4 million increase in sales at the heating oil segment. Sales decreased largely as a result of lower selling prices which were only partially offset by sales from the higher retail volume in the heating oil and propane segments. Selling prices, in all segments, decreased versus the prior year’s comparable period in response to lower product commodity costs. Sales of rationally related products, including heating and air conditioning equipment installation and service and water softeners increased in the heating oil segment by $40.6 million and by $3.8 million in the propane segment from the prior year’s comparable period due to acquisitions. TG&E’s sales also decreased as a result of lower electricity sales from the segment’s strategic decision made during fiscal 2001 to redirect its resources toward the natural gas deregulated energy markets which TG&E believes offers greater potential for new opportunities and profitability.

Cost of Product

For fiscal 2002, cost of product decreased $149.0 million, or 23.7%, to $479.2 million, as compared to $628.2 million for fiscal 2001. This decrease was due to $55.2 million of lower cost of product at the heating oil segment, $43.1 million lower propane segment cost of product and a $50.7 million lower cost of product in TG&E. Cost of product decreased due to the impact of lower product commodity cost partially offset by the cost of product for the higher retail volume sales. TG&E cost of product also decreased due to the lower electricity sales. While selling prices and supply cost decreased on a per gallon basis, the decrease in selling prices was less than the decrease in supply costs, which resulted in an increase in per gallon margins.

Cost of Installations, Service and Appliances

For fiscal 2002, cost of installations, service and appliances increased $39.7 million or 27.7% to $182.8 million as compared to $143.1 million for fiscal 2001. This increase was due to an additional $37.9 million in the heating oil segment and by $1.8 million in the propane segment from the prior years comparable period due to the increase in sales of these products.

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

General and Administrative Expenses

For fiscal 2002, general and administrative expenses increased $1.7 million, or 4.3%, to $40.8 million, as compared to $39.1 million for fiscal 2001. The increase was due to additional general and administration expenses for acquisitions of approximately $2.1 million, and for increased compensation expense of approximately $1.7 million for TG&E. The increase was partially offset by lower general and administrative expenses at the Partnership level of $5.0 million. The increased compensation for TG&E was incurred for professional staff additions, hiring of personnel for collection efforts and for severance paid to former employees in connection with the relocation of its corporate office to New Jersey. TG&E’s charge to bad debt expense was approximately $6 million in both periods. Based upon TG&E’s implementation of new information systems and more stringent credit policies, the Partnership believes that TG&E’s bad debt losses should approximate the experience of the Partnership’s other two operating segments going forward. General and administrative expenses were lower at the Partnership level due to a reduction in the accrual for compensation earned for unit appreciation rights previously granted as well as for a $2.9 million decrease in unit compensation expense. The decrease in unit compensation expense was due to a reduction in the accrual for units expected to be earned versus the prior year under the Partnership’s Unit Incentive Plan pursuant to which certain employees were granted senior subordinated units as an incentive for achieving specified objectives which were not achieved in fiscal 2002. The Partnership has determined that these contingent units will not vest for fiscal 2002.

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

Interest Expense

For fiscal 2002, interest expense, increased $3.6 million, or 9.7%, to $40.9 million, as compared to $37.3 million for fiscal 2001. This increase was due to additional interest expense for the financing of propane and heating oil acquisitions partially offset by lower interest expense for working capital borrowings.

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

Earnings before interest, taxes, depreciation and amortization (EBITDA)

For fiscal 2002, EBITDA increased $10.3 million, or 13.7% to $85.4 million as compared to $75.1 million for fiscal 2001. This increase was due to $3.2 million of more EBITDA generated by the heating oil segment, a $4.6 million increase in the propane segment and a $5.0 million increase at the Partnership level partially offset by a $2.5 million decrease in TG&E’s EBITDA. The increase in EBITDA was largely due to the impact on volume of warmer temperatures being offset by higher per gallon gross profit margins, net weather insurance recoveries, cost reductions and EBITDA generated by acquisitions. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership’s ability to make the Minimum Quarterly Distribution. The definition of “EBITDA” set forth above may be different from that used by other companies.

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

Sales

For fiscal 2001, sales increased $341.3 million, or 45.8%, to $1.1 billion, as compared to $744.7 million for fiscal 2000. This increase was attributable to $197.1 million provided by the home heating oil segment, a $76.2 million increase in the propane segment and by a $68.1 million of increased TG&E sales. Sales rose in both the heating oil and propane segments due to increased retail volume and to a lesser extent from increased selling prices. Selling prices increased versus the prior year’s comparable period in response to higher supply costs. Sales also increased in the heating oil division by $22.8 million and by $3.6 million in the propane division due to increases in the sales of rationally related products including heating, air conditioning and water softening equipment installation and service.

Cost of Product

For fiscal 2001, cost of product increased $243.5 million, or 63.3%, to $628.2 million, as compared to $384.8 million for fiscal 2000. This increase was due to $134.2 million of additional cost of product at the heating oil segment, $61.3 million of increased TG&E cost of product and a $48.0 million increase in the propane segment. The cost of product for both the heating oil and propane segments increased due to the impact of higher retail volumes sales and as a result of higher supply cost. In addition, cost of product increased by $6.2 million due to the impact of SFAS No. 133 on 2001 results. While both selling prices and supply cost increased on a per gallon basis, the increase in selling prices was greater than the increase in supply costs (excluding the impact of SFAS No. 133), which resulted in an increase in per gallon margins.

Costs of Installations, Service and Appliances

For Fiscal 2001, cost of installations, service and appliances increased $26.3 million or 22.5% to $143.1 million as compared to $116.8 million for fiscal 2000. This increase was due to an additional $26.4 million at the heating oil segment from the prior years comparable period due to increased sales of these products and as a result of additional service costs due to colder temperatures.

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

Interest Expense

For fiscal 2001, interest expense increased $8.0 million, or 27.3%, to $37.3 million, as compared to $29.3 million for fiscal 2000. This increase was due to additional interest expense for higher working capital borrowings necessitated by the higher cost of product and additional interest expense for the financing of propane and heating oil acquisitions.

Interest Income

For fiscal 2001, interest income increased by $1.1 million, or 41.5%, to $3.6 million, as compared to $2.5 million for fiscal 2000. This increase was largely due to higher finance charges on accounts receivable balances at the heating oil segment.

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

Earnings before interest, taxes, depreciation and amortization (EBITDA)

For fiscal 2001, EBITDA increased $11.3 million, or 17.8%, to $75.1 million as compared to $63.8 million for fiscal 2000. This increase was due to $7.4 million of more EBITDA generated by the heating oil segment, a $14.2 million increase in the propane segment partially offset by $4.4 million less EBITDA at TG&E and a $6.0 million increase in the negative EBITDA at the Partnership level. The increase in the heating oil and propane segments was largely due to additional EBITDA provided by the impact of colder temperatures and acquisitions. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership’s ability to make the Minimum Quarterly Distribution. The definition of “EBITDA” set forth above may be different from that used by other companies.

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

The Partnership’s results for the fiscal years ended September 30, 2000, 2001 and 2002 on a historic basis did not reflect the impact of the provisions of Statement No. 142. Had the Partnership adopted Statement No. 142 on October 1, 1999, the unaudited pro forma effect on Basic and Diluted net income (loss) and Limited Partners’ interest in net income (loss) would have been as follows:

	Net Income (Loss)			Basic and Diluted Net Income (Loss) Per Unit
	2000	2001	2002	2000	2001	2002
(in thousands, except per unit data)
As reported: Net Income (loss)	$1,353	$(5,249)	$(11,169)	$0.07	$(0.23)	$(0.39)
Add: Goodwill amortization	7,419	7,887	8,275	0.41	0.35	0.29
Income tax impact	—	—	—	—	—	—

Adjusted: Net Income (loss)	$8,772	$2,638	$(2,894)	$0.48	$0.12	$(0.10)

General Partner’s interest in net income (loss)	$156	$38	$(30)	$0.01	$—	$—

Adjusted: Limited Partners’ interest in net income	$8,616	$2,600	$(2,864)	$0.47	$0.12	$(0.10)

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

Goodwill and Intangible Assets

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

Upon adoption of Statement No. 142 on October 1, 2002, Star Gas will be calculating amortization using the straight-line method over periods ranging from 5 to 15 years for intangible assets with definite useful lives. Star Gas uses amortization methods and determines asset values based on its best estimates using reasonable and supportable assumptions and projections. Star Gas assesses the useful lives of intangible assets based on the estimated period over which Star Gas will receive benefit from such intangible assets such as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. At September 30, 2002, the Partnership had $193.4 million of net intangible assets subject to amortization. If circumstances required a change in estimated lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, the Partnership estimates that amortization for these assets for fiscal year ended September 30, 2002 would have increased by approximately $2.7 million.

Statement No. 142 also requires goodwill to be assessed annually for impairment. These assessments involve management’s estimates of future cash flows, market trends and other factors. If goodwill is determined to be impaired, a loss is recorded in accordance with Statement No. 142. At September 30, 2002, the Partnership had $264.6 million of goodwill. Intangible assets with finite lives must be assessed for impairment whenever changes in circumstances indicate that the assets may be impaired. Similar to goodwill, the assessment for impairment requires estimates of future cash flows related to the intangible asset. To the extent the carrying value of the assets exceeds it future cash flows, an impairment loss is recorded based on the fair value of the asset.

Critical Accounting Policies and Estimates (continued)

Depreciation of Property, Plant and Equipment

Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from 3 to 30 years. Net property, plant and equipment was $241.9 million for the Partnership at September 30, 2002. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, the Partnership estimates that depreciation for fiscal year ended September 30, 2002 would have increased by approximately $4.0 million.

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

	Common Units		Senior Subordinated Units			Junior Subordinated Units		General Partner Units(a)
Name	Number	Percentage	Number		Percentage	Number	Percentage	Number		Percentage
Star Gas LLC	—	—%	29,133		—%	—	—%	325,729		100%
Irik P. Sevin	—	—	52,171	(b)	1.7	53,426	15.5	325,729	(b)	100
Audrey L. Sevin	6,000	*	42,829	(b)	—	153,131	44.3	325,729	(b)	100
Hanseatic Americas, Inc.	—	1.2%	29,133	(b)	—	138,807	40.2	325,729	(b)	100
Paul Biddelman	—	—	6,357		*	—	—	—		—
Thomas Edelman	—	—	109,501	(c)(d)	3.5	—	—	—		—
I. Joseph Massoud	519	*	3,552		*	—	—	—		—
William P. Nicoletti	—	—	3,552		*	—	—	—		—
Stephen Russell	—	—	3,552		*	—	—	—		—
Richard F. Ambury	2,125	*	—		*	—	—	—		—
Ami Trauber	—	—	—		—	—	—	—		—
Carolyn LoGalbo	—	—	5,224		*	—	—	—		—
James Bottiglieri	1,500	*	634		*	—	—	—		—
Joseph P. Cavanaugh	1,000	*	12,669		*	—	—	—		—
Angelo J. Catania	—	—	10,447		*	—	—	—		—
All officers and directors and Star Gas LLC as a group (13 persons)	11,144	*	221,355		7.1%	206,557	59.8%	325,729		100%

(a)	For purpose of this table, the number of General Partner Units is deemed to include the 0.01% General Partner interest in Star Gas Propane.
(b)	Assumes each of Star Gas LLC owners may be deemed to beneficially own all of Star Gas LLC’s general partner units and senior subordinated units, however, they disclaim beneficial ownership of these units.
(c)	Includes senior subordinated units owned by Mr. Edelman’s wife and trust for the benefit of his minor children.
(d)	Includes 6,536 senior subordinated units owned by trusts for the benefit of Mr. Edelman’s siblings for which Mr. Edelman serves as Trustee. Mr. Edelman disclaims beneficial ownership of these units.

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

INDEX TO EXHIBITS

Exhibit Number	Description
4.2	Form of Agreement of Limited Partnership of Star Gas Partners, L.P.(2)
4.3	Form of Agreement of Limited Partnership of Star Gas Propane, L.P.(2)
4.4	Amendment No. 1 dated as of April 17, 2001 to Amended and Restated Agreement of Limited Partnership of Star Gas Partners, L.P. (18)
4.5	Unit Purchase Rights Agreement dated April 17, 2001(19)
10.1	Form of Credit Agreement among Star Gas Propane, L.P. and certain banks(3)
10.2	Form of Conveyance and Contribution Agreement among Star Gas Corporation, the Partnership and the Operating Partnership.(3)
10.3	Form of First Mortgage Note Agreement among certain insurance companies, Star Gas Corporation and Star Gas Propane L.P.(3)
10.4	Intercompany Debt(3)
10.5	Form of Non-competition Agreement between Petro and the Partnership(3)
10.6	Form of Star Gas Corporation 1995 Unit Option Plan(3)(17)
10.7	Amoco Supply Contract(3)
10.10	Second Amendment dated as of October 21, 1997 to the Credit Agreement dated as of December 13, 1995 among the Operating Partnership, Bank Boston, N.A. and NationsBank, N.A.(4)
10.11	Note Agreement, dated as of January 22, 1998, by and between Star Gas and The Northwestern Mutual Life Insurance Company(6)
10.12	Third Amendment dated April 15, 1998 to the Bank Credit Agreement(8)
10.13	Fourth Amendment dated November 3, 1998 to the Bank Credit Agreement(9)
10.14	Agreement and Plan of Merger by and among Petroleum Heat and Power Co., Inc., Star Gas Partners, L.P., Petro/Mergeco, Inc., and Star Gas Propane, L.P.(2)
10.15	Exchange Agreement (2)
10.16	Amendment to the Exchange Agreement dated as of February 10, 1999(2).
10.17	Seventh amendment dated June 18, 1999 to the Credit Agreement dated December 13, 1995, between Star Gas Propane, L.P. and BankBoston, N.A. and NationsBank, N.A.(10).
10.18	Amendment No. 2 dated as of March 15, 2002, to the Second Amended and Restated Credit Agreement between Petroleum Heat and Power Co., Inc. and Bank of America, N.A. as Agent(22)
10.19	$12,500,000 8.67% First Mortgage Notes, Series A, due March 30, 2012. $15,000,000 8.72% First Mortgage Notes, Series B, due March 30, 2015 dated as of March 30, 2000(12)
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
Irik P. Sevin Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Name	Title	Date

/s/ Irik P. Sevin Irik P. Sevin	Chairman of the Board, Chief Executive Officer and Director Star Gas LLC	May 8, 2003

/s/ Ami Trauber Ami Trauber	Chief Financial Officer (Principal Financial and Accounting Officer) Star Gas LLC	May 8, 2003

/s/ Audrey L. Sevin Audrey L. Sevin	Director Star Gas LLC	May 8, 2003

/s/ Paul Biddelman Paul Biddelman	Director Star Gas LLC	May 8, 2003

/s/ Thomas J. Edelman Thomas J. Edelman	Director Star Gas LLC	May 8, 2003

/s/ I. Joseph Massoud I. Joseph Massoud	Director Star Gas LLC	May 8, 2003

/s/ William P. Nicoletti William P. Nicoletti	Director Star Gas LLC	May 8, 2003

/s/ Stephen Russell Stephen Russell	Director Star Gas LLC	May 8, 2003

CERTIFICATIONS

I, Irik P. Sevin, certify that:

1.	I have reviewed this annual report on Form 10-K of Star Gas Partners, L.P.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
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

Date: May 8, 2003

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

Date: May 8, 2003

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

KPMG LLP

Stamford, Connecticut

November 26, 2002, except as to Note 20, which is as of February 3, 2003

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

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
(in thousands, except per unit data)	2000	2001	2002
Sales:
Product	$643,940	$958,846	$853,523
Installation, service and appliances	100,724	127,127	171,535

Total sales	744,664	1,085,973	1,025,058
Costs and expenses:
Cost of product	384,761	628,215	479,169
Cost of installation, service and appliances	116,828	143,102	182,809
Delivery and branch expenses	156,862	200,059	235,708
Depreciation and amortization expenses	34,708	44,396	59,049
General and administrative expenses	20,511	39,086	40,771
TG&E customer acquisition expense	2,082	1,868	1,228

Operating income	28,912	29,247	26,324
Interest expense	(29,304)	(37,293)	(40,927)
Interest income	2,520	3,566	3,425
Amortization of debt issuance costs	(534)	(737)	(1,447)

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	1,594	(5,217)	(12,625)
Minority interest in net loss of TG&E	251	—	—
Income tax expense (benefit)	492	1,498	(1,456)

Income (loss) before cumulative change in accounting principle	1,353	(6,715)	(11,169)
Cumulative effect of change in accounting principle for adoption of SFAS No. 133, net of income taxes	—	1,466	—

Net income (loss)	$1,353	$(5,249)	$(11,169)

General Partner’s interest in net income (loss)	$24	$(75)	$(116)

Limited Partners’ interest in net income (loss)	$1,329	$(5,174)	$(11,053)

Basic and diluted net income (loss) per Limited Partner unit	$.07	$(.23)	$(.38)

Basic and diluted weighted average number of Limited Partner units outstanding	18,288	22,439	28,790

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

Advertising Expenses

Advertising costs are expensed as they are incurred. Advertising expenses was $3.7 million, $4.6 million and $6.8 million in 2000, 2001 and 2002, respectively.

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

The Partnership’s results for the fiscal years ended September 30, 2000, 2001 and 2002 on a historic basis did not reflect the impact of the provisions of Statement No. 142. Had the Partnership adopted Statement No. 142 on October 1, 1999, the unaudited pro forma effect on Basic and Diluted net income (loss) and Limited Partners’ interest in net income (loss) would have been as follows:

	Net Income (Loss)			Basic and Diluted Net Income (Loss) Per Unit
	2000	2001	2002	2000	2001	2002
(in thousands, except per unit data)
As reported: Net Income (loss)	$1,353	$(5,249)	$(11,169)	$0.07	$(0.23)	$(0.39)
Add: Goodwill amortization	7,419	7,887	8,275	0.41	0.35	0.29
Income tax impact	—	—	—	—	—	—

Adjusted: Net Income (loss)	$8,772	$2,638	$(2,894)	$0.48	$0.12	$(0.10)

General Partner’s interest in net income (loss)	$156	$38	$(30)	$0.01	$—	$—

Adjusted: Limited Partners’ interest in net income	$8,616	$2,600	$(2,864)	$0.47	$0.12	$(0.10)

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

in thousands (except per unit data)	Years Ended September 30,
	2000	2001	2002
Sales	$1,187,261	$1,502,271	$1,045,517

Net income (loss)	$11,228	$20,859	$(10,331)

General Partner’s interest in net income (loss)	$161	$262	$(107)

Limited Partners’ interest in net income (loss)	$11,067	$20,597	$(10,224)

Basic net income (loss) per limited partner unit	$0.42	$0.63	$(0.32)

Diluted net income (loss) per limited partner unit	$0.41	$0.63	$(0.32)

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

The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets determined using fair value.

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

(in thousands-except per unit data)	Three Months Ended
	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002	Total
Sales	$286,223	$411,285	$188,725	$138,825	$1,025,058
Operating income (loss)	22,106	68,328	(20,656)	(43,454)	26,324
Income (loss) before income tax expense (benefit)	11,650	58,264	(29,840)	(52,699)	(12,625)
Net income (loss)	11,503	60,216	(29,938)	(52,950)	(11,169)
Limited Partner interest in net income (loss)	11,364	59,535	(29,607)	(52,345)	(11,053)
Net income (loss) per
Limited Partner Unit Basic and Diluted (a)	$0.42	$2.09	$(1.02)	$(1.70)	$(0.38)

(in thousands-except per unit data)	Three Months Ended
	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001	Total
Sales	$323,504	$470,447	$166,052	$125,970	$1,085,973
Operating income (loss)	25,186	74,191	(23,629)	(46,501)	29,247
Income (loss) before taxes and cumulative effect of change in accounting principle	16,924	65,037	(31,677)	(55,501)	(5,217)
Net income (loss)	17,674	64,114	(31,791)	(55,246)	(5,249)
Limited Partner interest in net income (loss)	17,391	63,150	(31,342)	(54,373)	(5,174)
Net income (loss) per
Limited Partner Unit Basic(a)	$0.87	$2.86	$(1.38)	$(2.18)	$(0.23)
Limited Partner Unit Diluted(a)	$0.86	$2.85	$(1.38)	$(2.18)	$(0.23)

(a)	The sum of the quarters do not add-up to the total due to the weighting of Limited Partner Units outstanding.

20)	Star Gas Finance Company

On January 15, 2003, Star Gas Finance Company was incorporated as a wholly-owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $200 million 10 1/4% Senior Notes issued February 6, 2003, which are due in 2013. The Partnership will use the net proceeds of $189.7 million to repay senior secured indebtedness as well as for general partnership purposes including acquisitions. The Senior Notes are fully and unconditionally guaranteed by the Partnership. The Partnership is dependent on distributions from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain subsidiary loan restrictions. As of September 30, 2002, there were no such restrictions. Star Gas Finance Company has nominal assets and conducts no business operations.

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