Form 10-Q/A
period 2002-12-31
STAR GAS PARTNERS LP
filed 2003-05-08
CIK 1002590

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

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per unit data)	Three Months Ended December 31,
	2001	2002
Sales:
Product	$238,835	$334,712
Installations, service and appliances	47,388	50,268

Total sales	286,223	384,980

Costs and expenses:
Cost of product	131,884	201,327
Cost of installation, service and appliances	52,363	54,020
Delivery and branch expenses	56,321	74,514
Depreciation and amortization expenses	14,503	12,848
General and administrative expenses	8,825	12,235
TG&E customer acquisition expense	221	614

Operating income	22,106	29,422
Interest expense	(10,903)	(9,031)
Interest income	759	661
Amortization of debt issuance costs	(312)	(437)

Income before income taxes and cumulative effect of change in accounting principle	11,650	20,615
Income tax provision	147	675

Income before cumulative effect of change in accounting principle	11,503	19,940
Cumulative effect of change in accounting principle for adoption of SFAS No. 142	—	(3,901)

Net income	$11,503	$16,039

General Partner’s interest in net income	$139	$159

Limited Partners’ interest in net income	$11,364	$15,880

Basic and diluted net income per Limited Partner unit	$0.42	$0.49

Basic weighted average number of Limited Partner units outstanding	26,760	32,449

Diluted number of Limited Partner units	26,988	32,564

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

Sales

For the three months ended December 31, 2002, sales increased $98.8 million, or 34.5%, to $385.0 million, as compared to $286.2 million for the three months ended December 31, 2001. This increase was due to $72.6 million higher heating oil segment sales, $22.0 million higher propane segment sales and a $4.2 million increase in TG&E sales. Sales increased largely due to the higher retail volume and to a lesser extent, as a result of higher selling prices. Selling prices increased versus the prior year’s comparable period in response to higher supply costs. Sales of rationally related products, including heating and air conditioning equipment installation and service and water softeners increased $2.3 million in the heating oil segment and by $0.6 million in the propane segment from the prior year’s comparable period due to acquisitions and from colder temperatures. TG&E’s sales also increased as a result of the colder weather.

Cost of Product

For the three months ended December 31, 2002, cost of sales increased $69.4 million, or 52.7%, to $201.3 million, as compared to $131.9 million for the three months ended December 31, 2001. This increase was due to $55.2 million of higher cost of product at the home heating oil segment, $10.7 million higher cost of product at the propane segment and a $3.6 million increase in TG&E cost of product. Cost of product increased largely due to the higher retail volume sold and to a lesser extent from higher supply cost.

Cost of Installations, Service and Appliances

For the three months ended December 31, 2002, cost of installations, service and appliances increased $1.7 million, or 3.2%, to $54.0 million, as compared to $52.4 million for the three months ended December 31, 2001. This increase was due to an additional $1.4 million at the heating oil segment and by an additional $0.3 million at the propane segment from the prior years comparable period due to increased sales of these products.

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

General and Administrative Expenses

For the three months ended December 31, 2002, general and administrative expenses increased $3.4 million, or 38.6%, to $12.2 million, as compared to $8.8 million for the three months ended December 31, 2001. This increase was largely due to the inclusion of $1.1 million of incremental expense related to the on-going business process redesign project in the heating oil segment, a $0.9 million increase in the accrual for compensation earned for unit appreciation rights previously granted and for other increases of $1.9 million largely due to increased bonus compensation based upon results for the fiscal 2003 quarter. The increase was partially offset by lower general and administrative expenses at TG&E due to lower bad debt expense of approximately $0.5 million. Based upon TG&E’s implementation of new information systems and more stringent credit policies, the Partnership believes that TG&E’s bad debt losses will be lower than the prior years.

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

Interest Expense

For the three months ended December 31, 2002, interest expense decreased $1.9 million, or 17.2%, to $9.0 million, as compared to $10.9 million for the three months ended December 31, 2001. This decrease was largely due to a lower weighted average balance of long-term debt outstanding during the three months ended December 31, 2002 compared to the three month period ended December 31, 2001. This decrease resulted from the repayment of debt since December 31, 2001.

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

Earnings before interest, taxes, depreciation and amortization (EBITDA)

For the three months ended December 31, 2002, EBITDA increased $1.8 million, or 4.8%, to $38.4 million as compared to $36.6 million for the three months ended December 31, 2001. This increase was due to $1.2 million of more EBITDA generated by the heating oil segment and a $5.3 million increase in the propane segment partially offset by $3.3 million less EBITDA at TG&E and by a $1.5 million reduction in EBITDA at the Partnership level. TG&E’s EBITDA was negatively impacted by the inclusion of a non-cash $3.9 million decrease in net income for the cumulative effect of a change in accounting principle arising from the adoption of Statement No. 142 to reflect the impairment of its goodwill. The increase in EBITDA was largely due to the impact of colder temperatures in our areas of operations. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership’s ability to make the Minimum Quarterly Distribution. EBITDA is calculated for the fiscal quarters ended December 31 as follows:

	Three Months Ended December 31,
(in thousands)	2001	2002
Net income	$11,503	$16,039
Plus:
Income tax expense	147	675
Amortization of debt issuance costs	312	437
Interest expense, net	10,144	8,370
Depreciation and amortization	14,503	12,848

EBITDA	$36,609	$38,369

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

Statement No. 142 was adopted on October 1, 2002, with the Partnership now calculating amortization using the straight-line method over periods ranging from 5 to 15 years for intangible assets with definite useful lives. Star Gas uses amortization methods and determines asset values based on its best estimates using reasonable and supportable assumptions and projections. Star Gas assesses the useful lives of intangible assets based on the estimated period over which Star Gas will receive benefit from such intangible assets such as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. At December 31, 2002, the Partnership had $186.8 million of net intangible assets subject to amortization. If circumstances required a change in estimated lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, the Partnership estimates that amortization for these assets for the three month period ended December 31, 2002 would have increased by approximately $0.7 million.

Critical Accounting Policies and Estimates (continued)

Statement No. 142 also requires goodwill to be assessed annually for impairment. These assessments involve management’s estimates of future cash flows, market trends and other factors. If goodwill is determined to be impaired, a loss is recorded in accordance with Statement No. 142. At December 31, 2002, the Partnership had $260.7 million of goodwill. Intangible assets with finite lives must be assessed for impairment whenever changes in circumstances indicate that the assets may be impaired. Similar to goodwill, the assessment for impairment requires estimates of future cash flows related to the intangible asset. To the extent the carrying value of the assets exceeds it future cash flows, an impairment loss is recorded based on the fair value of the asset.

Depreciation of Property, Plant and Equipment

Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from 3 to 30 years. Net property, plant and equipment was $240.7 million for the Partnership at December 31, 2002. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, the Partnership estimates that depreciation for the three month period ended December 31, 2002 would have increased by approximately $1.0 million.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.

By: Star Gas LLC (General Partner)

Signature	Title	Date

/S/ AMI TRAUBER	Chief Financial Officer	May 8, 2003

Ami Trauber	Star Gas LLC
(Principal Financial Officer)

/S/ JAMES J. BOTTIGLIERI	Vice President	May 8, 2003

James J. Bottiglieri	Star Gas LLC

CERTIFICATIONS

I, Irik P. Sevin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Star Gas Partners, L.P.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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