Form 10-Q
period 2006-06-30
STAR GAS PARTNERS LP; STAR GAS FINANCE CO
filed 2006-08-09
CIK 1002590, 1223037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At August 7, 2006, the registrants had units and shares of each issuer’s classes of common stock outstanding as follows:

Star Gas Partners, L.P.	Common Units	75,774,336
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	Sept. 30, 2005	June 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$99,148	$66,429
Receivables, net of allowances of $8,433 and $8,142, respectively	89,703	111,478
Inventories	52,461	66,717
Prepaid expenses and other current assets	70,120	48,176

Total current assets	311,432	292,800

Property and equipment, net	50,022	42,939
Long-term portion of accounts receivables	3,788	3,831
Goodwill	166,522	166,522
Intangibles, net	82,345	66,000
Deferred charges and other assets, net	15,152	11,561
Long-term assets held for sale	—	1,091

Total assets	$629,261	$584,744

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$19,807	$16,007
Working capital facility borrowings	6,562	—
Current maturities of long-term debt	796	97
Accrued expenses	56,553	67,923
Unearned service contract revenue	36,602	36,254
Customer credit balances	65,287	39,596

Total current liabilities	185,607	159,877

Long-term debt	267,417	174,155
Other long-term liabilities	31,129	31,535

Partners’ capital (deficit)
Common unitholders	144,312	233,972
Subordinated unitholders	(8,930)	—
General partner	(3,936)	(101)
Accumulated other comprehensive income (loss)	13,662	(14,694)

Total partners’ capital	145,108	219,177

Total liabilities and partners’ capital	$629,261	$584,744

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2006	2005	2006
Sales:
Product	$157,870	$148,742	$965,858	$1,003,408
Installations and service	44,898	42,772	142,921	141,607

Total sales	202,768	191,514	1,108,779	1,145,015
Cost and expenses:
Cost of product	117,803	114,900	703,448	744,741
Cost of installations and service	44,522	41,112	153,231	146,468
Delivery and branch expenses	47,285	46,543	183,408	163,458
Depreciation and amortization expenses	8,773	8,436	26,916	24,846
General and administrative expenses	7,833	4,853	36,593	17,647
Goodwill impairment loss	—	—	67,000	—

Operating income (loss)	(23,448)	(24,330)	(61,817)	47,855
Interest expense	(8,777)	(5,787)	(28,723)	(21,285)
Interest income	1,531	1,704	2,966	3,411
Amortization of debt issuance costs	(623)	(595)	(1,928)	(1,868)
Loss on redemption of debt	—	(6,603)	(42,082)	(6,603)

Income (loss) from continuing operations before income taxes	(31,317)	(35,611)	(131,584)	21,510
Income tax expense (benefit)	(2,400)	468	(1,400)	1,158

Income (loss) from continuing operations,	(28,917)	(36,079)	(130,184)	20,352
Loss from discontinued operations, net of taxes	—	—	(4,552)	—
Gain (loss) on sale of discontinued operations, net of taxes	(404)	—	155,760	—

Income (loss) before cumulative effect of changes in accounting principles	(29,321)	(36,079)	21,024	20,352
Cumulative effect of changes in accounting principles-change in inventory pricing method	—	—	—	(344)

Net income (loss)	$(29,321)	$(36,079)	$21,024	$20,008

General Partner’s interest in net income (loss)	$(265)	$(200)	$189	$305

Limited Partners’ interest in net income (loss)	$(29,056)	$(35,879)	$20,835	$19,703

Basic and Diluted Income (loss) per Limited Partner Unit:
Continuing operations	$(0.80)	$(0.56)	$(3.60)	$0.44
Discontinued operations	—	—	(0.13)	—
Gain (loss) on sale of discontinued operations	(0.01)	—	4.31	—

Income (loss) before cumulative effect of changes in accounting principles	(0.81)	(0.56)	0.58	0.44
Cumulative effect of changes in accounting principles-change in inventory pricing method	—	—	—	(0.01)

Net income (loss)	$(0.81)	$(0.56)	$0.58	$0.43

Weighted average number of Limited Partner units outstanding	35,857	63,944	35,799	45,250

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2006	2005	2006
Net income (loss)	$(29,321)	$(36,079)	$21,024	$20,008
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(8,023)	2,003	(17,047)	(28,356)
Other comprehensive loss from discontinued operations	—	—	(1,637)	—

Other comprehensive income (loss)	(8,023)	2,003	(18,684)	(28,356)

Comprehensive income (loss)	$(37,344)	$(34,076)	$2,340	$(8,348)

Reconciliation of Accumulated Other Comprehensive Income (Loss)

(in thousands)	Pension Plan Obligations	Derivative Instruments	Total
Balance as of September 30, 2004	$(16,055)	$28,929	$12,874
Reclassification to earnings	—	(31,653)	(31,653)
Unrealized gain on derivative instruments	—	14,606	14,606
Other comprehensive loss from discontinued operations	—	(1,637)	(1,637)

Other comprehensive loss	—	(18,684)	(18,684)

Balance as of June 30, 2005	$(16,055)	$10,245	$(5,810)

Balance as of September 30, 2005	$(19,758)	$33,420	$13,662
Reclassification to earnings	—	(16,042)	(16,042)
Unrealized loss on derivative instruments	—	(12,314)	(12,314)

Other comprehensive loss	—	(28,356)	(28,356)

Balance as of June 30, 2006	$(19,758)	$5,064	$(14,694)

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands, except per unit amounts)	Units
	Common	Sr. Sub.	Jr. Sub.	General Partner	Common	Senior Sub.	Junior Sub.	General Partner	Accum. Other Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2005	32,166	3,392	345	326	$144,312	$(6,403)	$(2,527)	$(3,936)	$13,662	$145,108
Net income					15,057	4,217	429	305		20,008
Other comprehensive loss, net									(28,356)	(28,356)
Issuance of units(1)	39,871			326	82,417					82,417
Exchange / retirement of units(1)	3,737	(3,392)	(345)	(326)	(7,814)	2,186	2,098	3,530

Balance as of June 30, 2006	75,774	—	—	326	$233,972	$—	$—	$(101)	$(14,694)	$219,177

(1)	See Note 2 – Recapitalization.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Nine Months Ended June 30,
	2005	2006
Cash flows provided by (used in) operating activities:
Net income	$21,024	$20,008
Deduct: Loss from discontinued operations	4,552	—
Deduct: Gain on sale of discontinued operations	(155,760)	—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,916	24,846
Amortization of debt issuance cost	1,928	1,868
Cumulative effect of change in accounting principle	—	344
Unit compensation expense	(2,104)	—
Provision for losses on accounts receivable	6,231	6,310
Gain on sales of fixed assets, net	(20)	(804)
Loss on redemption of debt	42,082	6,603
Unrealized (gain) loss on derivative instruments, net	(1,322)	929
Goodwill impairment charge	67,000	—
Changes in operating assets and liabilities:
Increase in receivables	(48,141)	(28,350)
Increase in inventories	(3,441)	(14,688)
Increase in other assets	(12,481)	(5,334)
Decrease in accounts payable	(3,393)	(3,773)
Decrease in other current and long-term liabilities	(23,598)	(14,712)
Increase in assets held for sale, net	—	(1,091)

Net cash used in operating activities	(80,527)	(7,844)

Cash flows (used in) investing activities:
Capital expenditures	(1,785)	(3,690)
Proceeds from sale of discontinued operations	467,186	—
Proceeds from sales of fixed assets	3,323	1,925

Net cash provided by (used in) investing activities	468,724	(1,765)

Cash flows provided by (used in) financing activities:
Working capital facility borrowings	292,200	46,336
Working capital facility repayments	(268,563)	(52,898)
Repayment of debt	(259,507)	(66,128)
Debt repayment costs	(37,688)	—
Proceeds from the issuance of common units, net	—	50,174
Increase in deferred charges	(8,026)	(594)

Net cash used in financing activities	(281,584)	(23,110)

Cash flows of discontinued operations:
Operating activities	(21,402)	—
Investing activities	(664)	—
Financing activities	10,700	—

Net cash used in discontinued operations	(11,366)	—
Net increase (decrease) in cash	95,247	(32,719)
Cash and equivalent at beginning of period	4,692	99,148

Cash and equivalent at end of period	$99,939	$66,429

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners” or the “Partnership”) is a home heating oil distributor and services provider. Star Gas Partners is a master limited partnership, which at June 30, 2006 had outstanding 75.8 million common units (NYSE: “SGU” representing an 99.6% limited partner interest in Star Gas Partners) and 0.3 million general partner units (representing an 0.4% general partner interest in Star Gas Partners).

The Partnership is organized as follows:

•	The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•	The Partnership’s heating oil operations (the “heating oil segment”) are conducted through Petro Holdings, Inc. (“Petro”) and its subsidiaries. Petro is a Minnesota corporation that is an indirect wholly-owned subsidiary of Star/Petro, Inc., which is a wholly-owned subsidiary of the Partnership. Petro is a retail distributor of home heating oil that as of June 30, 2006 served approximately 447,000 customers in the Northeast and Mid-Atlantic regions.

•	Star Gas Finance Company is a direct wholly owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $172.8 million 10 1/4% Senior Notes, which are due in 2013. The Partnership is dependent on distributions including intercompany interest payments from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations.

2) Recapitalization

Effective as of April 28, 2006 the Partnership completed a recapitalization of the Partnership pursuant to the terms of a unit purchase agreement dated as of December 5, 2005, as amended (the “unit purchase agreement”), by and among, the Partnership, Star Gas LLC (“Star Gas”), Kestrel and its wholly owned subsidiaries, Kestrel Heat, and KM2, LLC, a Delaware limited liability company. In connection with the recapitalization:

•	The Partnership received an aggregate of $57.7 million in new equity financing through (i) the sale of an aggregate of 6,750,000 common units to Kestrel Heat and KM2, LLC at a purchase price of $2.50 per unit and (ii) the sale of 19,687,500 common units in a rights offering to common unitholders at a subscription price of $2.00 per common unit ($2.25 per unit in the case of 5,972,523 units purchased by KM2, LLC pursuant to a standby commitment). Proceeds net of $7.5 million in related capitalization costs were $50.2 million.

•	The Partnership (i) repurchased $65.3 million in face amount of its existing notes, (ii) converted $26.9 million in face amount of existing notes into 13.4 million common units at a conversion price of $2.00 per unit and (iii) exchanged $165.3 million in principal amount of existing notes for a like amount of new notes that were issued under a new indenture. (See Note 6 – Long-term Debt)

•	The Partnership also entered into an amended indenture for the $7.6 million in face amount of existing notes that remained outstanding that removed the restrictive covenants from the existing indenture (See Note 6 – Long-term Debt):

•	The Partnership entered into an amended and restated partnership agreement pursuant to which, among other things:

•	Star Gas LLC withdrew as the general partner of the Partnership and Kestrel Heat was appointed the general partner of the Partnership and received 325,729 general partner units in the Partnership;

•	each outstanding senior subordinated unit and each junior subordinated unit was converted into one common unit, as a result of which the subordination period has ended;

•	the minimum quarterly distribution on the common units was reduced from $0.575 per unit per quarter, or $2.30 per year, to $0.0 per unit through September 30, 2008. Beginning October 1, 2008, minimum quarterly distributions will start accruing at a rate of $0.0675 per quarter ($0.27 on an annual basis). If the Partnership elects to commence making distributions of available cash before October 1, 2008, minimum quarterly distributions will start accruing at that earlier date;

•	all previously accrued cumulative distribution arrearages, which aggregated $111.0 million at February 14, 2006, were eliminated;

•	the target distribution levels for the incentive distribution rights were reduced so that, commencing with the quarter beginning October 1, 2008, or, if the Partnership elects to commence making distributions sooner, the quarter in which any distribution of available cash is made, the new general partner units in the aggregate will be entitled to receive 10% of the cash distributions (subject to a Management Incentive Plan—see Note 13) in a quarter once each common unit and general partner unit has received $0.0675 for that quarter, plus any arrearages on the common units from prior quarters, and 20% of the cash distributions in a quarter once each common unit and general partner unit has received $0.1125 for that quarter, plus any arrearages on the common units from prior quarters;

•	the Partnership is not required to distribute available cash through the quarter ending September 30, 2008.

Restriction on Use of NOLs. The issuance of units in our recapitalization may result in an “ownership change” of our corporate subsidiary, Star/Petro, Inc. (“Star/Petro”) under the Internal Revenue Code of 1986, as amended (“Tax Code”). As a result of this ownership change, Star/Petro would be materially restricted in its ability to use its net operating loss carryforwards to reduce its future taxable income. As of the calendar tax year ended December 31, 2005, Star/Petro had a federal net operating loss carryforward of approximately $165.0 million. The net operating loss carryforwards (prior to an “ownership change”) will begin to expire in 2025 and are generally available to reduce future taxable income that would otherwise be subject to federal income taxes. As a result of the ownership change, Star/Petro may be restricted annually in its ability to use its net operating loss carryforwards to reduce its federal taxable income. Such restriction may entirely eliminate Star/Petro’s ability to use its net operating loss carryforwards. Any restriction on Star/Petro’s ability to use net operating loss carryforwards to reduce its federal tax liability may reduce the amount of cash Star/Petro has available to make distributions to the Partnership. Consequently, the restriction would reduce the amount of cash the Partnership has available to distribute to our unitholders. The determination of whether or not an ownership change has occurred requires that the Partnership evaluate certain acquisitions and dispositions of units that have occurred over a rolling three year period. The Partnership is in the process of conducting such an evaluation.

The following table shows the amount of units before and after the April 28, 2006 recapitalization described above.

(in thousands)	Before Recapitalization*		After Recapitalization**
	Number	Percentage	Number	Percentage
Common Units
Existing common units	32,166	88.8%	32,166	42.3%
Issued to Kestrel entities	—	—	6,750	8.9%
Issued in rights offering (1)	—	—	19,687	25.9%
Issued to senior noteholders	—	—	13,434	17.6%
Issued to subordinated unitholders	—	—	3,737	4.9%

Subtotal	32,166	88.8%	75,774	99.6%

Subordinated Units
Senior subordinated units	3,392	9.4%	—	—
Junior subordinated units	345	0.9%	—	—

Subtotal	3,737	10.3%	—	—

General Partner Units	326	0.9%	326	0.4%

Total	36,229	100%	76,100	100%

*	As of March 31, 2006
**	As of April 28, 2006
(1)	Includes 6.0 million common units issued to Kestrel at $2.25 per share, pursuant to its standby commitment. As part of the recapitalization a total of 12.7 million common units were issued to Kestrel entities, representing approximately 16.7% of total units after the recapitalization.

3) Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Star Gas Partners and its subsidiaries. All material inter-company items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. The results of operations for the three and nine-month periods ended June 30, 2005 and June 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

These interim financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission and should be read in conjunction with the Partnership’s Annual Report on Form 10-K/A for the year ended September 30, 2005.

The Partnership completed the sale of its propane segment on December 17, 2004. As a result of the sale of the propane segment, the Partnership has included the results of the propane segment as a component of discontinued operations for the nine months ended June 30, 2005, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Revenue Recognition

Sales of heating oil and heating oil and air conditioning equipment are recognized at the time of delivery of the product to the customer or at the time of sale or installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating oil equipment service contracts are deferred and amortized into income over the terms of the respective service contract, on a straight-line basis, which generally do not exceed one year. To the extent that the Partnership anticipates that future costs for fulfilling its contractual obligations under its service maintenance contracts will exceed the amount of deferred revenue currently attributable to these contracts, the Partnership would recognize a loss in current period earnings equal to the amount that anticipated future costs exceed related deferred revenues.

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

Revised Consolidated Statement of Cash Flows

The Partnership has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, in accordance with SFAS No. 95, “Statement of Cash Flows” for the nine month period ended June 30, 2005, which were previously reported on a combined basis as a single amount.

Inventories (in thousands)

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

	Sept. 30, 2005	June 30, 2006
Heating oil and other fuels	$39,858	$54,163
Fuel oil parts and equipment	12,603	12,554

	$52,461	$66,717

Property, plant and equipment, consists of the following (in thousands):

	Sept. 30, 2005	June 30, 2006
Property, plant and equipment	$120,844	$121,044
Less: accumulated depreciation and amortization	70,822	78,105

Property and equipment, net	$50,022	$42,939

Prepaid expenses and other current assets

The Partnership recorded $35.1 million and $5.8 million for the fair value of its derivative instruments to prepaid expenses and other current assets at September 30, 2005 and June 30, 2006, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Derivatives and Hedging

The Partnership uses derivative instruments to manage the majority of its exposure to market risk related to changes in the current and future market price of home heating oil purchased for resale to protected-price customers. It is the Partnership’s objective to hedge the cash flow variability associated with forecasted purchases of its inventory held for resale to protected-price customers through the use of derivative instruments when appropriate. To a lesser extent, the Partnership may hedge the fair value of inventory on hand or firm commitments to purchase inventory. To meet these objectives, it is the Partnership’s policy to enter into various types of derivative instruments to (i) manage the variability of cash flows resulting from the price risk associated with forecasted purchases of home heating oil purchased for resale to protected-price customers, and (ii) hedge the downside price risk of firm purchase commitments and in some cases physical inventory on hand.

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

For each of the nine-month periods ended June 30, 2005 and 2006, the change in accumulated other comprehensive income (loss) is principally attributable to the change in fair value of existing cash flow hedges and the reclassification to earnings of accumulated gains on cash flow hedges that settled during the period.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

4) Change in Accounting Principle

At September 30, 2005, the Partnership’s inventory of heating oil and other fuels were stated at the lower of cost or market computed on the first-in, first-out (FIFO) method.

Effective October 1, 2005, the Partnership changed from the FIFO method to the weighted average cost (WAC) method for its inventory of heating oil and other fuels. All other inventories, representing parts and equipment, have been and continue to be stated at the lower of cost or market using the FIFO method. The Partnership believes that the WAC methodology is preferable in the circumstances because it reflects a more accurate correlation between revenues and product costs experienced in the Partnerships business environment by normalizing the carrying cost of heating oil and other fuels given the increasing short-term volatility in the marketplace for these products. The cumulative effect of this change as of October 1, 2005 decreased net income by $0.3 million for the nine months ended June 30, 2006.

Pro forma amounts assuming the change in accounting principle is applied retroactively are:

In thousands except per share data	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2006	2005	2006
Net income (loss) as previously reported	$(29,321)	$(36,079)	$21,024	$20,008
Pro forma net income (loss)	$(27,706)	$(36,079)	$21,545	$20,352
General Partners interests in pro forma net income (loss)	$(249)	$(200)	$194	$309
Limited Partners interests in pro forma net income (loss)	$(27,457)	$(35,879)	$21,351	$20,043
Basic and fully diluted earnings per unit as previously reported	$(0.81)	$(0.56)	$0.58	$0.43
Pro forma basic and fully diluted earnings per unit	$(0.77)	$(0.56)	$0.60	$0.44

5) Long-term assets Held for Sale

Prior to December 31, 2005, the Partnership received two separate offers to sell certain net assets of two separate heating oil locations in New England. The Partnership determined at that time that the assets being offered in these pending sales met the criteria as “Assets Held for Sale” in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, in contemplation of the future sale of these heating oil locations, the carrying value of the assets and liabilities were reclassified on the Partnership’s Condensed Consolidated Balance Sheet. The sale of one heating oil location closed on January 18, 2006 and the Partnership recognized a gain of approximately $0.8 million. In June 2006, the Partnership decided to retain the other heating oil location and no longer hold it out for sale. The Partnership has reclassified this heating oil location from assets held for sale and has resumed normal depreciation and amortization of these assets.

Prior to June 30, 2006, the Partnership authorized the sale of three facilities located in New Jersey, Massachusetts and Rhode Island with a total net book value of $1.1 million. The Partnership has determined that these facilities meet the criteria as “Assets Held for Sale” in accordance with SFAS No. 144 . Accordingly, in contemplation of the future sale of these facilities, the carrying value of the assets and liabilities were reclassified on the Partnership’s Condensed Consolidated Balance Sheet. The sale of the Rhode Island facility was finalized in July 2006 and the Partnership recognized a gain of approximately $0.1 million. The other two facilities are still on the market and the Partnership is negotiating with suitable buyers. The Partnership cannot provide any assurance that these activities will ultimately lead to a sale. In the event that suitable buyers cannot be found, the Partnership will reclassify these assets from assets held for sale and will resume normal depreciation of the assets. No impairment has been recorded in connection with the contemplated sale, as it is anticipated that proceeds from any future sale will exceed the net book value of the assets sold.

6) Long-term Debt

On November 3, 2005, the Partnership’s revolving credit facility was amended to increase the facility size by $50 million, from $260 million to $310 million, for the peak winter months from December through March of each year. Obligations under the revolving credit facility are secured by liens on substantially all of the assets of the Partnership, the heating oil segment and its subsidiaries.

The revolving credit facility provides the Partnership with the ability to borrow up to $260 million ($310 million during the peak winter months) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $75 million in letters of credit. The facility expires in December 2009. In December 2004, this facility replaced the former credit facilities entered into in December 2003, which totaled $235 million. The former credit facilities consisted of a working capital facility, a letter of credit facility, and an acquisition facility. The Partnership borrowed an initial $119 million under the new revolving credit facility on December 17, 2004, which it used to repay amounts outstanding under the heating oil segment’s former credit facilities. The Partnership recognized a loss of approximately $3.0 million in the quarter ended December 31, 2004 as a result of the early redemption of this debt. The Partnership had no outstanding borrowings under this facility at June 30, 2006. Letters of credit under this facility outstanding at June 30, 2006 were $52.4 million.

On February 3, 2006, the Partnership signed an amendment (the “Amendment”) to its revolving credit facility agreement that became effective as of April 28, 2006, upon the closing of the unit purchase agreement. (See Note 2—Recapitalization).

The principal changes to the Credit Agreement included in the Amendment are as follows:

•	The definition of “Change of Control” was amended to replace the term “Sevin Group” with the term “Kestrel Group” and to define “Kestrel Group” to include Kestrel Energy Partners LLC and any officers, directors or employees of the general partner owning interests in the general partner.

•	The dividend covenant was amended to permit the payment of a dividend of $38 million as necessary to purchase senior notes, including accrued interest, and to pay expenses in connection with the transactions contemplated by the unit purchase agreement and by the individual agreements between the Partnership and certain holders of senior notes dated as of December 5, 2005.

•	The definition of “Permitted Acquisitions,” which requires as a condition to making an acquisition, among other things, $40 million of availability (plus unexpended proceeds from the sale of the Partnership’s propane segment) during a 12-month look back period, was amended to eliminate the need to increase availability by the unexpended amounts from the sale of the Partnership’s propane segment, while including in the calculation of availability such unexpended proceeds as were invested in the Partnership.

Prior to April 28, 2006 the Partnership had $265 million in 10 1/4% senior notes due 2013 outstanding (the “existing notes”). On April 28, 2006 in connection with the closing of the recapitalization of the Partnership, (see Note 2), the Partnership (i) repurchased $65.3 million of existing notes at face value, (ii) converted $26.9 million in face amount of existing notes into 13.4 million common units at a conversion price of $2.00 per unit and (iii) exchanged $165.3 million in principal amount of existing notes for a like amount of new 10 1/4% senior notes due 2013 (the “new notes”) that were issued under an indenture dated as of April 28, 2006 (the “new indenture”). The existing notes conversion price was $2.00 per unit while the closing price of the Partnership’s units on April 27, 2006 was $2.40 per unit. As such, the Partnership recorded a loss on the conversion of the existing debt in the amount of $6.6 million, consisting of $5.4 million attributable to the difference between the above unit prices, $2.0 million due to the write off of previously capitalized net deferred financing costs reduced by a $0.8 million basis adjustment to the carrying value of long-term debt.

The terms of the new indenture are substantially the same as the terms of the indenture under which the existing notes were issued (the “existing indenture”), except that the new indenture permits restricted payments of $22 million and allows the Partnership to make acquisitions of up to $60 million without passing certain financial tests. In addition, the new indenture provides that proceeds of asset sales may not be invested in current assets for purposes of the “asset sale” covenant. The repurchase, conversion and exchange of the existing notes in connection with the recapitalization has resolved any claims of the participating noteholders resulting from the sale of the Partnership’s propane business in December 2004, including the Partnership’s use of such proceeds to purchase working capital inventory and Star Gas Partners’ determination that “excess proceeds” (as defined in the existing indenture) did not include any amounts invested in such inventory and the granting of liens or collateral to the lenders pursuant to the credit facility.

The Partnership also entered into an amended and restated indenture (the “amended indenture”) for $7.6 million in face amount of existing notes that remained outstanding that removed the following restrictive covenants from the existing indenture:

•	the limitation on restricted payments;

•	the limitation on dividends and other payment restrictions affecting restricted subsidiaries;

•	the limitation on indebtedness;

•	the limitation on transactions with affiliates;

•	the limitation on liens;

•	the limitation on the sale of assets;

•	the limitation on sale and leaseback transactions;

•	the limitation on other lines of business; and

•	the limitation on co-issuers.

The closing of the recapitalization was deemed to be a “change of control” under the existing indenture for the remaining $7.6 million in face amount of existing notes that were not repurchased, converted into common units or exchanged for new notes in connection with the recapitalization. Consequently, the Partnership was required to make an offer to repurchase such existing notes at a purchase price equal to 101% of their face value. The Partnership completed such offer on June 22, 2006, at which time the Partnership purchased $0.1 million in face amount of the existing notes.

7) Discontinued Operations

The Partnership was formerly engaged in the retail distribution of propane and related supplies and equipment to residential and commercial customers in the Midwest and Northeast regions of the United States and Florida and Georgia (the “propane segment”). In December 2004, the Partnership completed the sale of its propane segment to Inergy Propane LLC (“Inergy”) for a cash purchase price of $481.3 million and recognized a gain of approximately $157 million (net of income taxes of $1.3 million). $311 million of the proceeds from the sale were used to repurchase senior secured notes and first mortgage notes of the heating oil segment and propane segment, together with associated prepayment premiums, accrued interest and the amounts then outstanding under the propane segment’s working capital facility. The remainder of the proceeds were contributed to the heating oil segment (Petro Holdings, Inc.) as a capital contribution and to pay the expenses of the transaction. In accordance with the purchase agreement, the effective date of the disposition was November 30, 2004. The historical results of the propane segment are reflected as discontinued operations in the Partnership’s consolidated financial statements.

The components of discontinued operations of the propane segment for the nine-month period ended June 30, 2005 is as follows (in thousands):

Sales	$58,722
Cost of sales	38,442
Delivery and branch	17,796
Depreciation and amortization	3,481
General and administrative expenses	2,096

Operating loss	(3,093)
Net interest expense	1,384
Amortization of debt issuance costs	27

Loss before income taxes	(4,504)
Income tax expense	48

Net loss	$(4,552)

8) Segment Reporting

As of June 30, 2006, the Partnership has one reportable operating segment: retail distribution of heating oil. The administrative expenses for Star Gas Partners have not been allocated to the segment. The heating oil segment is engaged in the retail distribution of home heating oil, related equipment services and equipment sales to residential and commercial customers. It operates primarily in the Northeast and Mid-Atlantic states. Home heating oil is principally used by the Partnership’s residential and commercial customers to heat their homes and buildings, as a result, weather conditions have a significant impact on the demand for home heating oil.

The public master limited partnership includes the office of the Chief Executive Officer and has the responsibility for maintaining investor relations and investor reporting for the Partnership and providing strategic direction to the heating oil segment.

The following are the condensed statements of operations and balance sheets for the heating oil segment as of and for the periods indicated. There were no inter-segment sales.

(in thousands)	For the Three Months Ended June 30,
	2005			2006
Statements of Operations	Heating Oil	Partners & Others	Consol.	Heating Oil	Partners & Others	Consol.
Sales:
Product	$157,870	$—	$157,870	$148,742	$—	$148,742
Installations and service	44,898	—	44,898	42,772	—	42,772

Total sales	202,768	—	202,768	191,514	—	191,514
Cost of product	117,803	—	117,803	114,900	—	114,900
Cost of installation and service	44,522	—	44,522	41,112	—	41,112
Delivery and branch	47,285	—	47,285	46,543	—	46,543
Depreciation & amortization	8,773	—	8,773	8,436	—	8,436
General & administrative expenses	3,325	4,508	7,833	2,827	2,026	4,853

Operating (loss)	(18,940)	(4,508)	(23,448)	(22,304)	(2,026)	(24,330)
Interest expense	(6,236)	(2,541)	(8,777)	(4,956)	(831)	(5,787)
Interest income	1,531	—	1,531	1,641	63	1,704
Amortization of debt issuance costs	(417)	(206)	(623)	(437)	(158)	(595)
Loss on redemption of debt	—	—	—	—	(6,603)	(6,603)

Loss from continuing operations before income taxes	(24,062)	(7,255)	(31,317)	(26,056)	(9,555)	(35,611)
Income tax expense (benefit)	—	(2,400)	(2,400)	468	—	468

Loss from continuing operations	(24,062)	(4,855)	(28,917)	(26,524)	(9,555)	(36,079)
Loss on sales of discontinued operations, net of income taxes	(4)	(400)	(404)	—	—	—

Net Loss	$(24,066)	$(5,255)	$(29,321)	$(26,524)	$(9,555)	$(36,079)

Capital expenditures	$353	$—	$353	$599	$—	$599

(in thousands)	For the Nine Months Ended June 30,
	2005			2006
Statements of Operations	Heating Oil	Partners & Others	Consol.	Heating Oil	Partners & Others	Consol.
Sales:
Product	$965,858	$—	$965,858	$1,003,408	$—	$1,003,408
Installations and service	142,921	—	142,921	141,607	—	141,607

Total sales	1,108,779	—	1,108,779	1,145,015	—	1,145,015
Cost of product	703,448	—	703,448	744,741	—	744,741
Cost of installation and service	153,231	—	153,231	146,468	—	146,468
Delivery and branch	183,408	—	183,408	163,458	—	163,458
Depreciation & amortization	26,916	—	26,916	24,846	—	24,846
General & administrative expenses	15,227	21,366	36,593	9,706	7,941	17,647
Goodwill impairment charge	67,000	—	67,000	—	—	—

Operating income (loss)	(40,451)	(21,366)	(61,817)	55,796	(7,941)	47,855
Interest expense	(21,171)	(7,552)	(28,723)	(15,520)	(5,765)	(21,285)
Interest income	2,963	3	2,966	3,348	63	3,411
Amortization of debt issuance costs	(1,311)	(617)	(1,928)	(1,299)	(569)	(1,868)
Loss on redemption of debt	(24,192)	(17,890)	(42,082)	—	(6,603)	(6,603)

Income (loss) from continuing operations before income taxes	(84,162)	(47,422)	(131,584)	42,325	(20,815)	21,510
Income tax expense (benefit)	1,000	(2,400)	(1,400)	1,158	—	1,158

Income (loss) from continuing operations	(85,162)	(45,022)	(130,184)	41,167	(20,815)	20,352
Loss from discontinued operations before gain (loss) on sale of segments	—	(4,552)	(4,552)	—	—	—
Gain on sales of discontinued operations, net of income taxes	757	155,003	155,760	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(84,405)	105,429	21,024	41,167	(20,815)	20,352
Cumulative effect of change in accounting principle-change in inventory pricing method	—	—	—	(344)	—	(344)

Net income (loss)	$(84,405)	$105,429	$21,024	$40,823	$(20,815)	$20,008

Capital expenditures	$1,785	$—	$1,785	$3,690	$—	$3,690

(in thousands)	September 30, 2005			June 30, 2006
Balance Sheets	Heating Oil	Partners & Others (1)	Consol.	Heating Oil	Partners & Others (1)	Consol.
ASSETS
Current assets:
Cash and cash equivalents	$99,102	$46	$99,148	$58,516	$7,913	$66,429
Receivables, net	89,703	—	89,703	111,478	—	111,478
Inventories	52,461	—	52,461	66,717	—	66,717
Prepaid expenses and other current assets	67,908	2,212	70,120	45,572	2,604	48,176

Total current assets	309,174	2,258	311,432	282,283	10,517	292,800

Property and equipment, net	50,022	—	50,022	42,939	—	42,939
Long-term portion of accts. receivable	3,788	—	3,788	3,831	—	3,831
Goodwill	166,522	—	166,522	166,522	—	166,522
Intangibles, net	82,345	—	82,345	66,000	—	66,000
Deferred charges & other assets, net	9,021	6,131	15,152	7,976	3,585	11,561
Long term assets held for sale	—	—	—	1,091	—	1,091

Total assets	$620,872	$8,389	$629,261	$570,642	$14,102	$584,744

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$19,807	$—	$19,807	$16,007	$—	$16,007
Working capital facility borrowings	6,562	—	6,562	—	—	—
Current maturities of long-term debt	796	—	796	97	—	97
Accrued expenses and other current liabilities	50,348	6,205	56,553	58,672	9,251	67,923
Due to affiliates	(8,667)	8,667	—	(19,259)	19,259	—
Unearned service contract revenue	36,602	—	36,602	36,254	—	36,254
Customer credit balances	65,287	—	65,287	39,596	—	39,596

Total current liabilities	170,735	14,872	185,607	131,367	28,510	159,877

Long-term debt	95	267,322	267,417	48	174,107	174,155
Due to affiliate	165,684	(165,684)	—	165,684	(165,684)	—
Other long-term liabilities	27,377	3,752	31,129	27,947	3,588	31,535
Partners’ capital:
Equity capital (deficit)	256,981	(111,873)	145,108	245,596	(26,419)	219,177

Total liabilities and partners’ capital	$620,872	$8,389	$629,261	$570,642	$14,102	$584,744

(1)	The Partner and Other amounts include the balance sheet of the public master limited partnership, Star Gas Finance Company, as well as the necessary consolidation entries to eliminate the investment in Petro Holdings.

9) Goodwill and Other Intangible Assets

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. If goodwill of a reporting unit is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill. The Partnership has one reporting unit, which is consistent with the operating segments identified in Note 8—Segment Reporting.

Intangible assets subject to amortization consist of the following (in thousands):

	September 30, 2005			June 30, 2006
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists	$189,559	$107,265	$82,294	$187,455	$121,455	$66,000
Covenants not to compete	4,755	4,704	51	4,755	4,755	—

	$194,314	$111,969	$82,345	$192,210	$126,210	$66,000

Amortization expense for intangible assets was $16.3 million for the nine months ended June 30, 2005 compared to $15.7 million for the nine months ended June 30, 2006. Total estimated annual amortization expense related to intangible assets subject to amortization, for the fiscal year ending September 30, 2006, and the four succeeding fiscal years ending September 30, is as follows (in thousands):

Estimated Annual Amortization Expense
2006	$20,801
2007	$20,129
2008	$18,345
2009	$11,601
2010	$6,418

10) Employee Pension Plan

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2006	2005	2006
Components of net periodic benefit cost
Service cost	$—	$—	$—	$—
Interest cost	876	843	2,627	2,529
Expected return on plan assets	(1,020)	(989)	(3,060)	(2,967)
Net amortization	359	404	1,077	1,212

Net periodic benefit cost	$215	$258	$644	$774

The heating oil segment does not expect to make a contribution to its plans during fiscal 2006 to fund its pension obligations.

11) Supplemental Disclosure of Cash Flow Information

(in thousands)	Nine Months Ended June 30,
	2005	2006
Cash paid (received) during the period for:
Income taxes, net	$2,651	$(123)
Interest, net	$22,975	$14,851
Non-cash financing activities:
Decrease in long-term debt – exchange Existing Notes	$—	$(165,250)
Increase in long-term debt – exchange New Notes	$—	$165,250
Decrease in long-term debt	$(223)	$(27,085)
Increase Partners’ Capital – exchange debt for Common Units	$—	$26,868
Decrease in interest expense – amortization of debt discount	$223	$217
Increase in other current and long-term liabilities for capital leases	$—	$(969)
Increase in fixed assets for capital leases	$—	$969

12) Earnings Per Limited Partner Unit

(in thousands, except per unit data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2006	2005	2006
Income (loss) from continuing operations per limited partner unit:
Basic and diluted	$(0.80)	$(0.56)	$(3.60)	$0.44
Loss from discontinued operations, before gain on sale of propane segment, net of income taxes per limited partner unit:
Basic and diluted	—	—	(0.13)	—
Gain (loss) on sale of propane segment, net of income taxes per limited partner unit:
Basic and diluted	(0.01)	—	4.31	—

Income (loss) before cumulative effect of changes in accounting principles:
Basic and diluted	(0.81)	(0.56)	0.58	0.44
Cumulative effect on changes in accounting principles: Basic and diluted	—	—	—	(0.01)

Net income (loss) per limited partner unit: Basic and diluted	$(0.81)	$(0.56)	$0.58	$0.43

Basic and Diluted Earnings Per Limited Partner Unit:
Net income (loss)	(29,321)	(36,079)	21,024	20,008
Less: general partner’s interest in net income (loss)	(265)	(200)	189	305

Limited partners’ interest in net income (loss)	$(29,056)	$(35,879)	$20,835	$19,703

Common units	32,166	62,836	32,166	42,389
Senior subordinated units	3,346	1,006	3,288	2,597
Junior subordinated units	345	102	345	264

Weighted average number of limited partner units outstanding	35,857	63,944	35,799	45,250

Basic and diluted earnings per limited partner unit	$(0.81)	$(0.56)	$0.58	$0.43

13) Subsequent Events

Management Incentive Compensation Plan

On July 20, 2006, the Board of Directors of Kestrel Heat adopted a Management Incentive Compensation Plan (the “Plan”) for the Partnership. Under the Plan, certain management employees of the Partnership and its direct and indirect subsidiaries that are selected by the Board to participate in the Plan shall be entitled to receive a pro rata share of an amount in cash up to:

•	50% of the Incentive Distributions (as defined in the Partnership Agreement) otherwise distributable to Kestrel Heat pursuant to the Partnership Agreement; and

•	50% of the cash proceeds (the “Gains Interest”) which Kestrel Heat may receive from the sale of its General Partner Units (as defined in the Partnership Agreement), less expenses and applicable taxes.

To fund the benefits under the Plan, Kestrel Heat has agreed to forego receipt of up to 50% of all distributions to which it would become entitled in excess of minimum quarterly distributions. Amounts payable to management under this Plan will be treated as compensation and will reduce both EBITDA and net income. Kestrel Heat has also agreed to contribute to the Partnership, as a contribution to capital, an amount equal to the Gains Interest payable to participants in the Plan by the Partnership.

The Plan shall be administered by the Partnership’s Chief Financial Officer under the direction of the Board or by such other officer as the Board may from time to time direct.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on our financial performance, the price and supply of home heating oil, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new customers and retain existing customers, our ability to effect strategic acquisitions or redeploy assets, the impact of litigation, the ongoing impact of the business process redesign project at the heating oil segment and our ability to address issues related to that project, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of future environmental, health, and safety regulations, customer credit worthiness, and marketing plans. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth under the heading Risk Factors. Without limiting the foregoing the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report.

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

In analyzing our financial results, the following matters should be considered. Our fiscal year ends on September 30. All references to quarters and years respectively in this document are to fiscal quarters and years unless otherwise noted. The seasonal nature of our business results in the sale of approximately 30% of our volume of home heating oil in the first fiscal quarter (October through December) and 45% of our volume in the second fiscal quarter (January through March) of each year, the peak heating season, because heating oil is primarily used for space heating in residential and commercial buildings. We generally realize net income in both of these quarters and net losses during the quarters ending June and September. In addition, sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices and other factors. Gross profit is not only affected by weather patterns but also by changes in customer mix. For example, sales to our residential variable customers ordinarily generate higher margins than sales to our other customer groups, such as residential price-protected or commercial customers. In addition, our gross profit margins vary by geographic region. Accordingly, gross profit margins could vary significantly from year to year in a period of identical sales volumes.

The home heating oil segment’s customer base is comprised of three types of customers, residential variable, residential price-protected and commercial/industrial. The selling price for a residential variable customer is established by senior operating management from time to time based on market conditions and generally has the highest per gallon gross profit margin. A residential price-protected heating oil customer enters into an agreement to purchase home heating oil at a fixed or maximum price per gallon generally over a 12-month period. Due to the greater price sensitivity of residential price-protected customers, the per gallon margins realized from that customer segment generally are less than variable priced residential customers. Commercial/industrial customers are characterized as large volume users and contribute the lowest per gallon margin.

Summary of Significant Events and Developments

•	Recapitalization

•	Home heating oil price volatility

•	Customer attrition

Recapitalization

Effective as of April 28, 2006 we completed a recapitalization of the Partnership pursuant to the terms of the unit purchase agreement. In connection with the recapitalization:

•	We received an aggregate of $57.7 million in new equity financing (i) through the sale of an aggregate of 6,750,000 common units to Kestrel Heat and KM2 LLC at a purchase price of $2.50 per unit and (ii) pursuant to the sale of 19,687,500 common units in a rights offering to common unitholders at a subscription price of $2.00 per common unit ($2.25 per unit in the case of units purchased by KM2 LLC pursuant to a standby commitment).

•	We (i) repurchased $65.3 million in face amount of our existing notes, (ii) converted $26.9 million in face amount of existing notes into 13.4 million common units at a conversion price of $2.00 per unit and (iii) exchanged $165.3 million in principal amount of existing notes for a like amount of new notes that were issued under the new indenture.

•	We also entered into an amended indenture for $7.6 million in face amount of existing notes that remain outstanding that removed the restrictive covenants from the existing indenture (See Note 6 – Long-term Debt).

•	We entered into an amended partnership agreement pursuant to which, among other things:

•	Star Gas LLC withdrew as the general partner, and Kestrel Heat was appointed the new general partner and received 325,729 general partner units;

•	each outstanding senior subordinated unit and each junior subordinated unit was converted into one common unit, as a result of which the subordination period has ended;

•	all previously accrued cumulative distribution arrearages, which aggregated $111.0 million at February 14, 2006, were eliminated;

•	The timing and amount of the minimum quarterly distributions and incentive distributions on our partnership units were revised. See “Partnership Distribution Provisions.”

Restriction on Use of NOLs. The issuance of units in our recapitalization may result in an “ownership change” of our corporate subsidiary, Star/Petro, Inc. (“Star/Petro”) under the Internal Revenue Code of 1986, as amended (“Tax Code”). As a result of this ownership change, Star/Petro would be materially restricted in its ability to use its net operating loss carryforwards to reduce its future taxable income. As of the last calendar tax year ended December 31, 2005, Star/Petro had a federal net operating loss carryforward of approximately $165.0 million. The net operating loss carryforwards (prior to an “ownership change”) will begin to expire in 2025 and are generally available to reduce future taxable income that would otherwise be subject to federal income taxes. As a result of the ownership change, Star/Petro may be restricted annually in its ability to use its net operating loss carryforwards to reduce its federal taxable income. We believe that the restriction may entirely eliminate Star/Petro’s ability to use its net operating loss carryforwards. Any restriction on Star/Petro’s ability to use net operating loss carryforwards to reduce its federal tax liability will reduce the amount of cash Star/Petro has available to make distributions to us. Consequently, the restriction would reduce the amount of cash we have available to distribute to our unitholders. The determination of whether or not an ownership change has occurred requires that the Partnership evaluate certain acquisitions and dispositions of units that have occurred over a rolling three year period. The Partnership is in the process of conducting such an evaluation.

Home Heating Oil Price Volatility

The wholesale price of heating oil, like any other market commodity, is generally set by the economic forces of supply and demand. Rapid global economic expansion is fueling an ever-increasing demand for oil. Home heating oil prices are closely linked to the price refiners pay for crude oil because crude oil is the principal cost component of home heating oil. Crude oil is bought and sold in the international marketplace and as such is subject to the economic forces of worldwide supply and demand. The United States imports more than 60% of the petroleum products it consumes. The average per-

gallon wholesale cost of home heating oil as measured by the New York Mercantile Exchange (“Nymex”) for fiscal 2003, 2004, 2005 and 2006 by quarter is as follows:

Quarter Ended	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006
December 31	$.7757	$.8562	$1.396		$1.804
March 31.9620		.9351	1.408		1.753
June 30.7452		.9786	1.517		1.978
September 30.7858		1.182	1.835		1.995	(a)

Year Average	$.8172	$.9880	$1.539	$

(a)	For the month of July 2006 only.

The market for petroleum products, including home heating oil, has been extremely volatile for the past several years. In a volatile market even small changes in supply or demand can dramatically affect prices. Heating oil prices are subject to price fluctuations if demand rises sharply because of excessively cold weather and/or disruptions at refineries and instability in key oil producing regions. For the fiscal year ended September 30, 2005, over 75% of our revenue was attributable to the retail sale and delivery of home heating oil. As of June 30, 2006, approximately 40% of our retail home heating oil accounts are customers who agree to pay a fixed or maximum price per gallon for each delivery over the next twelve months (price-protected customers). The remaining retail sales are to customers who pay a variable price, based principally on the daily cost plus our profit margin.

We mitigate our exposure to our price-protected customers by hedging our anticipated purchase of inventory for fixed and maximum price sales through the purchase of exchange traded options and futures and over the counter options and swaps, and we attempt to mitigate our exposure to variable priced customers, in most instances, by passing through higher home heating oil costs directly to such customers.

Customer Attrition – Historical Perspective

Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of net customer attrition. The gain of a new customer does not fully compensate for the loss of an existing customer because of the expenses that must be incurred during the first year to acquire a new customer and the higher attrition rate associated with new customers. Gross customer losses are the result of a number of factors, including price competition, move-outs, service issues and credit losses. When a customer moves out of an existing home we count the “move-out” as a loss and if we are successful in signing up the new homeowner, the “move-in” is treated as a gain.

Our net attrition rate of home heating oil customers for fiscal 2003, 2004 and 2005 was approximately 1.5%, 6.4% and 7.1%, respectively. This rate represents the net of our annual customer loss rate after customer gains. For fiscal 2003, 2004 and 2005, gross customer losses were 16.4%, 19.5% and 20%, respectively. For fiscal 2003, 2004 and 2005, gross customer gains were 14.9%, 13.1% and 12.9%, respectively. Customer losses are the result of various factors, including:

•	supplier changes based primarily on price competition, particularly during periods of high energy costs;

•	customer relocations;

•	credit problems; and

•	quality of service issues, including those related to our centralized call center.

For additional information concerning the Partnership’s customer attrition rates during fiscal 2003, 2004 and 2005, see the Partnership’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005.

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

We believe we have identified the problems associated with the past centralization efforts and continue to address these issues by structuring the customer call center into work groups that parallel Petro’s district structure, adding customer service specialists at the district level, providing continuous in-house training at the customer care center, and establishing a general manager of customer retention.

Over the last twelve months we began shifting customer service back towards a more traditional customer service model wherein the majority of the customer service calls would be handled locally in each district. We started this change by doing a test in several districts to measure the impact on retention of customers as well as get a better understanding of what our needs would be to do this properly to maintain the quality of the customer service calls as well as minimize the expense. Based on the results of trials in Rhode Island and Baltimore, we have begun to move forward more aggressively. We presently have six districts answering a high volume of their district customer calls locally. At this point approximately 35% of the customer service calls previously answered by our customer call center are now being answered locally.

Customer Attrition—Three and Nine Months Ended June 30, 2006 Compared to Three and Nine Months Ended June 30, 2005 and Twelve Months Ended June 30, 2006

Gross customer gains and gross customer losses for the three and nine months ended June 30, 2005 and June 30, 2006 and the twelve months ended June 30, 2006 are found below:

	Nine Months Ended		Three Months Ended		Twelve Months Ended 6/30/06
Description	6/30/05	6/30/06	6/30/05	6/30/06
Gross customer gains	50,200	43,200	7,900	6,900	56,800
Gross customer losses	(69,500)	(65,900)	(15,300)	(12,700)	(95,400)

Net Customer Loss	(19,300)	(22,700)	(7,400)	(5,800)	(38,600)

Net customer attrition as a percent of the home heating oil customer base for the three and nine months ended June 30, 2005 and June 30, 2006 and the twelve months ended June 30, 2006 are found below:

	Nine Months Ended		Three Months Ended		Twelve Months Ended 6/30/06
Description	6/30/05	6/30/06	6/30/05	6/30/06
Gross customer gains	10.2%	9.6%	1.6%	1.5%	12.2%
Gross customer losses	(14.1)%	(14.7)%	(3.1)%	(2.8)%	(20.4)%

Net Customer Attrition	(3.9)%	(5.1)%	(1.5)%	(1.3)%	(8.3)%

During the three months ended June 30, 2006, we lost 5,800 accounts (net) or 1.3% of our home heating oil customer base, as compared to the three months ended June 30, 2005 in which we lost 7,400 accounts (net) or 1.5% of our home heating oil customer base. This reduction in net customers lost of 1,600 was due to fewer customer losses (2,600) offset by a lower level of new customer gains (1,000). Continued customer losses can be attributed to: (i) a premium service/premium price strategy with the discipline to let unprofitable customers depart (ii) reduced customer focus on premium service due to moderate temperatures and reduced heating system stress and demand (iii) increased customer price sensitivity due to high energy prices; (iv) continued customer dissatisfaction with the centralization of customer care; (v) tightened customer credit standards; and (vi) the lag effect of customer attrition and lost new customer referrals related to service and delivery problems experienced in prior fiscal years.

During the nine months ended June 30, 2006, we lost 22,700 accounts (net) or 5.1% of our home heating oil customer base, as compared to the nine months ended June 30, 2005 in which we lost 19,300 accounts (net) or 3.9% of our home heating oil customer base. This increase in net customers lost of 3,400 was due to a lower level of new customer gains (7,000) and less customer losses (3,600). The reduction in new customer gains can be attributed to: (i) higher minimum profitability standards for new customers in fiscal 2005 and fiscal 2006; (ii) a reduction in mass market advertising spending, which attracted transient customers in the past; (iii) continued customer price sensitivity due to high energy prices; and (iv) increased new customer credit quality standards. We expect that net customer attrition may continue through the balance of fiscal 2006 and perhaps beyond.

We cannot predict whether this trend will continue. In order to reduce net customer attrition, we will have to reduce gross customer losses.

Our gross customer loss rate for the following twelve-month periods is found below:

Period	Loss Rate
June 30, 2006	(20.4)%
March 31, 2006	(21.0)%
December 31, 2005	(20.9)%
September 30, 2005	(20.0)%
June 30, 2005	(19.7)%
March 31, 2005	(20.3)%
September 30, 2004	(19.5)%
September 30, 2003	(16.4)%

For the six months ended June 30, 2006, our gross customer losses were 6,100 fewer than in the same period in fiscal 2005. We believe that this is a preliminary indication that the measures we are taking to reduce gross customer losses may be starting to take hold. For the same periods, gross customer gains were 4,300 less, due to the reasons listed above. We believe that the current volatility and high cost of home heating oil will continue to have an adverse impact on our ability to attract new customers and retain existing customers. Even to the extent that the existing rate of attrition can be reduced, the current reduced customer base will impact net income in the future.

For the month of July 2006, we lost 1,600 accounts (net) or 0.4% of our home heating oil customer base, as compared to the month of July 2005 in which we lost 2,600 accounts (net) or 0.5% of our home heating oil customer base. Both our gross customer loss rate and net customer attrition have increased since fiscal 2003 (the fiscal year ended September 30, 2003). We do not know if the acceleration in our rate of gross customer losses and net customer attrition can be halted.

We believe that the continued price volatility and high cost of home heating oil will adversely impact our ability to attract customers and retain existing customers. Even to the extent that the rate of attrition can be reduced, the current reduced customer base will adversely impact net income in the future.

Results of Operations

The following is a discussion of the results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Quarterly Report. We completed the sale of the propane segment in December 2004. The following discussion reflects the historical results for the propane segment as discontinued operations.

Three Months Ended June 30, 2006

Compared to Three Months Ended June 30, 2005

Volume

For the three months ended June 30, 2006, retail volume of home heating oil declined by 19.8 million gallons, or 30.1%, to 46.0 million gallons, as compared to 65.8 million gallons for the three months ended June 30, 2005. Volume of other petroleum products declined by 1.9 million gallons, or 13%, to 12.8 million gallons for the three months ended June 30, 2006, as compared to 14.8 million gallons for the three months ended June 30, 2005. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil Segment
Volume—Three Months Ended June 30, 2005	65.8
Impact of warmer temperatures	(12.5)
Net customer attrition	(5.5)
Asset sale	(0.9)
Other, net	(0.9)

Change	(19.8)

Volume—Three Months Ended June 30, 2006	46.0

We believe that this 19.8 million gallon home heating oil decline was due to the impact of warmer temperatures, the ongoing cumulative effect of net customer attrition (see discussion of customer attrition in the beginning of this section), which occurred in fiscal 2005 and continued through fiscal 2006, and continued customer conservation efforts. Temperatures (measured on a degree day basis) in our geographic areas of operations for the three months ended June 30, 2006 were approximately 22.3% warmer than the three months ended June 30, 2005 and approximately 20.4% warmer than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). Due to the significant increase in the price per gallon of home heating oil, we believe that customers are using less home heating oil given similar temperatures when compared to prior periods. Indications based on internal studies suggest that in fiscal 2005 customers reduced their consumption by approximately 4.4%. To a certain extent, we believe that our customers in fiscal 2006 have further increased their conservation efforts. We cannot determine if conservation is a permanent or temporary phenomenon. In addition, home heating oil volume declined by approximately 0.9 million gallons due to the sale of certain assets in New England.

For July 2006, retail volume of home heating oil declined by 1.2 million gallons, or 13.2%, to 7.9 million gallons, as compared to 9.1 million gallons for July 2005, primarily due to net customer attrition. We expect that home heating oil volume sold for the fiscal quarter ending September 30, 2006 will be less than in the comparable period in fiscal 2005 due to net customer attrition.

Product Sales

For the three months ended June 30, 2006, product sales declined $9.1 million, or 5.8%, to $148.7 million, as compared to $157.9 million for the three months ended June 30, 2005 due to a decrease in home heating oil volume, which more than offset an increase in home heating oil selling prices. Selling prices were higher in response to the increase in wholesale supply costs noted below of $0.4713 per gallon and our decision to achieve higher per gallon gross profit margins, especially from our price-protected customers. Average home heating oil prices increased by $0.5750 per gallon, or 28.7%, from $2.0002 per gallon for the three months ended June 30, 2005 to $2.5752 for the three months ended June 30, 2006.

Installation and Service Sales

For the three months ended June 30, 2006, service and installation sales decreased $2.1 million, or 4.7%, to $42.8 million, as compared to $44.9 million for the three months ended June 30, 2005. Installation sales declined by $1.9 million due to the 8.3% reduction in our customer base for the twelve months ended June 30, 2006.

Cost of Product

For the three months ended June 30, 2006, cost of product decreased $2.9 million, or 2.5%, to $114.9 million, as compared to $117.8 million for the three months ended June 30, 2005, as the impact of higher wholesale product cost was reduced by 30.1% lower home heating oil volume. Average wholesale product cost for home heating oil increased by $0.4713 per gallon, or 32.9%, to an average of $1.9019 per gallon for the three months ended June 30, 2006, from an average of $1.4306 for the three months ended June 30, 2005.

Home heating oil per gallon margins for the three months ended June 30, 2006 increased by 10.4 cents per gallon, as compared to the three months ended June 30, 2005 due to an increase in the margin realized on price-protected customers, an increase in the percentage of volume sold to higher margin residential variable customers, an increase in the home heating oil margins realized on new accounts, the loss of some of our less profitable accounts and our decision in the summer of fiscal 2005 and fiscal 2006 to maintain reasonable profit margins going forward in spite of competitors’ aggressive pricing tactics.

During the heavy renewal period for price-protected customers in fiscal 2004, which was a period of rising heating oil prices, a number of residential variable consumers migrated to price protection plans. This shift resulted in an increase in volume sold to residential price-protected customers for the heating season of fiscal 2005. During the renewal period for price-protected customers in fiscal 2005, a period with even higher average heating oil prices than the renewal period in fiscal 2004, a number of residential price-protected customers elected variable pricing or failed to respond to our price protection programs, which resulted in a shift back to variable pricing. The percentage of home heating oil volume sold to residential variable price customers increased to 42.1% of total home heating oil volume sales for the three months ended June 30, 2006, as compared to 35.5% for the three months ended June 30, 2005. Accordingly, the percentage of home heating oil volume sold to residential price-protected customers decreased to 38.6% for the three months ended June 30, 2006, as compared to 47.7% for the three months ended June 30, 2005. For the three months ended June 30, 2006, sales to commercial/industrial customers represented 19.3% of total home heating oil volume sales, compared to 16.7% for the three months ended June 30, 2005.

For the three months ended June 30, 2006, product gross profit decreased by $6.2 million, or 15.5%, as compared to the three months ended June 30, 2005, as the percentage decline in home heating oil volume (30.1%) more than offset the percentage increase in home heating oil per gallon margins (18.2%).

Cost of Installations and Service

For the three months ended June 30, 2006, costs of installations, service and appliances decreased $3.4 million, or 7.7%, to $41.1 million, as compared to $44.5 million for the three months ended June 30, 2005. The net profit realized from service (including installations) increased by $1.3 million, from a $0.4 million profit for the three months ended June 30, 2005 to a $1.7 million profit for the three months ended June 30, 2006. When measured on a per gallon of home heating oil sold, the profit from service and installations improved by 3.0 cents per gallon to 3.6 cents per gallon for the three months ended June 30, 2006, as compared to a profit of 0.6 cents per gallon from the three months ended June 30, 2005.

Delivery and Branch Expenses

For the three months ended June 30, 2006, delivery and branch expenses decreased $0.8 million, or 1.6%, to $46.5 million, as compared to $47.3 million for the three months ended June 30, 2005. Delivery and branch expenses were favorably impacted by a reduction in marketing expenses of $0.7 million and an estimated $3.3 million decrease in certain variable operating expenses directly associated with the 30.1% decline in home heating oil volume. These improvements were reduced by an increase in insurance expense of $3.2 million approximately 38% of which is attributable to significant reserve changes in two workers compensation claims. On a cents per gallon basis, delivery and branch expenses increased 29.4 cents per gallon, or 40.9%, from 71.9 cents per gallon for the three months ended June 30, 2005 to $1.01 per gallon for the three months ended June 30, 2006, as the improvements from the reduction in expenses outlined above was more than offset by wage and benefit increases, the inability to reduce fixed expenses in direct proportion to the reduction in home heating oil volume of 30.1% during this non heating season period and the impact of the increase in insurance expense.

Depreciation and Amortization

For the three months ended June 30, 2006, depreciation and amortization expenses declined by $0.4 million, or 3.8%, to $8.4 million, as compared to $8.8 million for the three months ended June 30, 2005 as certain assets, that were not replaced, became fully depreciated.

General and Administrative Expenses

For the three months ended June 30, 2006, general and administrative expenses decreased by $3.0 million, or 37.9%, to $4.9 million, as compared to $7.8 million for the three months ended June 30, 2005. During the three months ended June 30, 2005, the Partnership incurred certain expenses, which were not repeated in the three months ended June 30, 2006, such as professional expenses of $1.4 million relating to first-year compliance with Sarbanes-Oxley and severance costs of $0.6 million. Partnership legal and other expenses were also $0.6 million lower in the three months ended June 30, 2006 when compared to the three months ended June 30, 2005.

Operating Loss

For the three months ended June 30, 2006, the operating loss increased $0.9 million to $24.3 million, as compared to an operating loss of $23.4 million for the three months ended June 30, 2005 as the reduction in total operating expenses of $7.3 million and increase in net service profitability of $1.3 million were more than offset by a decrease in product gross profit of $6.2 million and an increase in insurance expense of $3.2 million.

Loss on Redemption of Debt

For the three months ended June 30, 2006, we recorded a $6.6 million loss on the early redemption and conversion of our 10.25% senior subordinated notes (See Notes 2 and 6). The loss consists of $5.4 million attributable to the difference between the value of Star’s common units ($32.2 million) exchanged for debt ($26.9 million) and the write-off of previously capitalized net deferred financing costs of $2.0 million reduced in part by a $0.8 million basis adjustment to the carrying value of long-term debt.

Interest expense

For the three months ended June 30, 2006, interest expense decreased $3.0 million, or 34.1%, to $5.8 million, as compared to $8.8 million for the three months ended June 30, 2005. This decline resulted from a lower principal amount in total debt outstanding of approximately $148.8 million, which was offset in part by an increase in the Partnership’s weighted average interest rate from 9.4% during the three months ended June 30, 2005, to 10.2% for the three months ended June 30, 2006.

Total debt outstanding declined by $148.8 million due to the recapitalization (see Notes 2 and 6) and lower working capital borrowings, as a portion of the proceeds from the sale of the propane segment was used to fund working capital.

Interest Income

For the three months ended June 30, 2006, interest income increased by $0.2 million, or 11.3%, to $1.7 million, as compared to $1.5 million for the three months ended June 30, 2005.

Amortization of Debt Issuance Costs

For the three months ended June 30, 2006, amortization of debt issuance costs were $0.6 million, unchanged from the three months ended June 30, 2005.

Income Tax Expense (Benefit)

Income tax expense for the three months ended June 30, 2006 was $0.5 million and represents certain state income and capital taxes. During the three months ended June 30, 2005, we recorded a $2.4 million tax benefit as we revised our estimated tax provision relating to the deductibility of certain current tax benefits attributed to losses resulting from the early extinguishment of debt that were incurred in the first quarter of fiscal 2005 in connection with the Partnership’s refinancing of its credit facilities and the sale of the propane segment. The tax benefit for the three months ended June 30, 2005 was fully utilized against the tax expense associated with the gain on the sale of the propane segment.

Loss from Continuing Operations

For the three months ended June 30, 2006, the loss from continuing operations increased $7.2 million to a loss of $36.1 million, as compared to a loss of $28.9 million for the three months ended June 30, 2005 as lower net interest expense of $3.2 million was more than offset by the $6.6 million charge attributable to the loss on redemption of debt, a decline in operating income of $0.9 million, and the change in income taxes of $2.9 million.

Loss on Sales of Discontinued Operations

During the three months ended June 30, 2005, the Partnership recorded $0.4 million representing additional expenses associated with the sale of the propane segment.

Net Loss

For the three months ended June 30, 2006, the net loss increased by $6.8 million, to $36.1 million, as compared to a $29.3 million net loss for the three months ended June 30, 2005.

Earnings From Continuing Operations Before Interest, Taxes, Depreciation and Amortization (EBITDA)

For the three months ended June 30, 2006, EBITDA loss increased $7.8 million to $22.5 million, as compared to an EBITDA loss of $14.7 million for the three months ended June 30, 2005, as the lower volume resulted in a decline in home heating oil gross profit of $11.4 million (of which approximately $7.1 million is weather-related), an increase in insurance expense of $3.2 million and a $6.6 million charge recorded for early debt redemption more than offset the impact of 10.4 cents per gallon higher home heating oil margins ($4.8 million), a reduction in total operating expenses of $6.9 million and an increase in service and installation profitability of $1.3 million. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership’s ability to make the Minimum Quarterly Distribution. EBITDA is calculated for the three months ended June 30 as follows:

	Three Months Ended June 30,
	2005	2006
(in thousands)
Income (loss) from continuing operations	$(28,917)	$(36,079)
Plus:
Income tax expense (benefit)	(2,400)	468
Amortization of debt issuance costs	623	595
Interest expense, net	7,246	4,083
Depreciation and amortization expense	8,773	8,436

EBITDA	$(14,675)	$(22,497	)(a)

Add/(subtract)
Income tax expense	2,400	(468)
Interest expense, net	(7,246)	(4,083)
Provision for losses on accounts receivable	1,824	1,851
Unrealized loss on derivative instruments	(4,494)	780
Loss on redemption of debt	—	6,603
(Gain) loss on sales of fixed assets, net	(78)	(353)
Change in operating assets and liabilities	119,555	90,573

Net cash provided by operating activities	$97,286	$72,406

(a)	Includes a net non-cash charge of $6.6 million related to early debt redemption.

Nine Months Ended June 30, 2006

Compared to Nine Months Ended June 30, 2005

Volume

For the nine months ended June 30, 2006, retail volume of home heating oil declined by 93.3 million gallons, or 20.6%, to 359.7 million gallons, as compared to 453.1 million gallons for the nine months ended June 30, 2005. Volume of other petroleum products declined by 9.8 million gallons, or 16.4%, to 50.0 million gallons for the nine months ended June 30, 2006, as compared to 59.8 million gallons for the nine months ended June 30, 2006. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil Segment
Volume—Nine Months Ended June 30, 2005	453.1
Impact of warmer temperatures	(48.5)
Net customer attrition	(35.2)
Asset sale	(2.3)
Conservation and other, net	(7.3)

Change	(93.3)

Volume—Nine Months Ended June 30, 2006	359.7

We believe that this 93.3 million gallon home heating oil decline was due primarily to the impact of warmer temperatures, net customer attrition (see discussion of customer attrition in the beginning of this section), which occurred in fiscal 2005 and continued through fiscal 2006, and continued customer conservation efforts. Temperatures in our geographic areas of operations for the nine months ended June 30, 2006 were 11.6% warmer than the nine months ended June 30, 2005 and approximately 10.4% warmer than normal, as reported by the NOAA. Due to the significant increase in the price per gallon of home heating oil, we believe that customers are using less home heating oil given similar temperatures when compared to prior periods. Indications based on internal studies suggest that in fiscal 2005 customers reduced their consumption by approximately 4.4%. To a certain extent, we believe that our customers have increased their conservation efforts in fiscal 2006. We cannot determine if conservation is a permanent or temporary phenomenon.

Home heating oil volume declined by 2.3 million gallons due to the sale of certain of our assets in New England. We expect that home heating oil volume for the fiscal quarter ended September 30, 2006 will be substantially less than the comparable period in fiscal 2005 due to warmer weather, net customer attrition, conservation and other factors such as delivery scheduling.

Product Sales

For the nine months ended June 30, 2006, product sales increased $37.5 million, or 3.9%, to $1,003.4 million, as compared to $965.9 million for the nine months ended June 30, 2005 due to an increase in selling prices, which more than offset a decline in home heating oil volume sold. Selling prices were higher in response to the increase in wholesale supply costs noted below of $0.4481 per gallon and our decision to achieve higher per gallon gross profit margins, especially from our price-protected customers. Average home heating oil prices increased by $0.5820 per gallon from $1.9184 per gallon for the nine months ended June 30, 2005 to $2.5004 for the nine months ended June 30, 2006. In an effort to reduce net customer attrition, we delayed increasing our selling price to customers whose price plan agreements expired during the July to September 2004 time period. This decision negatively impacted product sales by an estimated $1.7 million for the nine months ended June 30, 2005.

Installation and Service Sales

For the nine months ended June 30, 2006, service and installation sales decreased $1.3 million, or 0.9%, to $141.6 million, as compared to $142.9 million for the nine months ended June 30, 2005. Service and installation revenue decreased slightly in fiscal 2006 due to a reduction in installation sales of $1.6 million. Despite a decline in customer base, service revenues increased $0.3 million due to measures taken in the last several years to increase service billing and service contract rates.

Cost of Product

For the nine months ended June 30, 2006, cost of product increased $41.3 million, or 5.9%, to $744.7 million, as compared to $703.4 million for the nine months ended June 30, 2005, as the impact of higher wholesale product cost was reduced by lower home heating oil volume of 20.6%. Average wholesale product cost for home heating oil increased by $0.4481 per gallon, or 32.9%, to an average of $1.8108 per gallon for the nine months ended June 30, 2006, from an average of $1.3627 for the nine months ended June 30, 2005.

Home heating oil per gallon margins for the nine months ended June 30, 2006 increased by 13.4 cents per gallon, as compared to the nine months ended June 30, 2005 due largely to an increase in the margin realized on price-protected customers, an increase in the percentage of volume sold to higher margin residential variable customers, an increase on the home heating oil margins realized on new accounts, the loss of some of our less profitable accounts and our decision in the summer of fiscal 2005 and fiscal 2006 to maintain reasonable profit margins going forward in spite of competitors’ aggressive pricing tactics. During the renewal period for price-protected customers in fiscal 2004, which was a period of rising heating oil prices, a number of residential variable consumers migrated to price protection plans. This shift resulted in an increase in volume sold to residential price-protected customers for the heating season of fiscal 2005. During the renewal period for price-protected customers in fiscal 2005, a period with even higher average heating oil prices than the renewal period in fiscal 2004, a number of residential price-protected customers elected variable pricing or failed to respond to our price-protected programs, which resulted in a shift back to variable pricing. The percentage of home heating oil volume sold to residential variable price customers increased to 45.1% of total home heating oil volume sales for the nine months ended June 30, 2006, as compared to 35.6% for the nine months ended June 30, 2005. Accordingly, the percentage of home heating oil volume sold to residential price-protected customers decreased to 38.7% for the nine months ended June 30, 2006, as compared to 48.8% for the nine months ended June 30, 2005. For the nine months ended June 30, 2006, sales to commercial/industrial customers represented 16.2% of total home heating oil volume sales, as compared to 15.6% for the nine months ended June 30, 2005.

Also contributing to the increase in home heating oil per gallon margins was the favorable market conditions experienced during the first quarter of fiscal 2006, as compared to the first quarter of fiscal 2005. During the three months ended December 31, 2004, home heating oil prices spiked by over 20 cents a gallon from the beginning of the period and contributed to margin compression experienced during the three months ended December 31, 2004. Conversely, during the three months ended December 31, 2005, home heating oil prices declined by over 30 cents per gallon from the beginning of the period, which contributed to the expansion of home heating oil margins during this period. During the summer of 2005, we experienced record wholesale prices for home heating oil due to the numerous hurricanes in Florida and the Gulf Coast. Subsequently, during the three months ended December 31, 2005, we were able to lag the reduction in our variable selling prices as the wholesale cost of heating oil declined.

In addition, the nine month comparison was favorably impacted by $2.9 million due to a delay in hedging the price of product for certain residential price-protected customers during the nine months ended June 30, 2005, as well as an additional $0.8 million associated with not hedging until December 2004 the price of product for certain residential price-protected customers that were incorrectly coded as variable customers.

For the nine months ended June 30, 2006, product gross profit decreased by $3.7 million, as compared to the nine months ended June 30, 2005, as the decline in home heating oil volume more than offset the increase in home heating oil per gallon margins.

Cost of Installations and Service

For the nine months ended June 30, 2006, cost of installations, service and appliances decreased $6.8 million, or 4.4%, to $146.5 million, as compared to $153.2 million for the nine months ended June 30, 2005. The 4.4% decrease in cost of installation and service was less than the 8.3% decrease in customers for the twelve months ended June 30, 2006 due to the fixed nature of these expenses. The net loss realized from service (including installations) improved by $5.4 million, from a $10.3 million loss for the nine months ended June 30, 2005 to a $4.9 million loss for the nine months ended June 30, 2006. When measured on a per gallon of home heating oil sold basis, the loss from service improved by 0.9 cents per gallon, from 2.3 cents per gallon for the nine months ended June 30, 2005 to 1.4 cents for the nine months ended June 30, 2006.

Delivery and Branch Expenses

For the nine months ended June 30, 2006, delivery and branch expenses decreased $20.0 million, or 10.9%, to $163.5 million, as compared to $183.4 million for the nine months ended June 30, 2005. This decrease was due to a reduction in marketing expenses of $6.1 million, an estimated $7.8 million decrease in certain variable operating expenses directly associated with the 20.6% decline in home heating oil volume, $4.4 million received under our weather insurance policy and other expense reductions of $1.7 million, net of wage and benefit increases. On a cents per gallon basis (excluding the proceeds received from weather insurance), delivery and branch expenses increased 6.2 cents per gallon, or 15.2%, from 40.5 cents per gallon for the nine months ended June 30, 2005 to 46.7 cents per gallon for the nine months ended June 30, 2006.

Depreciation and Amortization

For the nine months ended June 30, 2006, depreciation and amortization expenses declined by $2.1 million, or 7.8%, to $24.8 million, as compared to $26.9 million for the nine months ended June 30, 2005 as certain assets, which were not replaced, became fully depreciated.

General and Administrative Expenses

For the nine months ended June 30, 2006, general and administrative expenses decreased by $18.9 million, or 51.8%, to $17.6 million, as compared to $36.6 million for the nine months ended June 30, 2005. At the Partnership level, general and administrative expenses decreased by $13.4 million, from $21.4 million in the nine months ended June 30, 2005, to $7.9 million in the nine months ended June 30, 2006 due to the absence of bridge financing expenses of $7.5 million which were incurred in the nine months ended June 30, 2005 but were not incurred during the nine months ended June 30, 2006, lower compensation expense attributable to staff reductions of $0.8 million, $0.3 million lower Partnership administrative costs, a $3.1 million decline in legal expenses related to defending several purported class action lawsuits, $3.0 million less in first year Sarbanes-Oxley compliance cost, $0.7 million lower severance expense and a $3.1 million reduction in compensation expense related to a separation agreement recorded in the prior period with the former CEO. Offsetting these reductions was an increase in directors and officers liability insurance expense of $1.1 million and $1.4 million of legal and professional expenses relating to our exploring our financial options. In addition, the fiscal 2005 results were positively impacted by a reversal of previously recorded compensation expenses of $2.2 million due to the decline in the price of senior subordinated units. At the heating oil segment, general and administrative expenses decreased by $5.5 million, or 36.2%, to $9.7 million for the nine months ended June 30, 2006, from $15.2 million for the nine months ended June 30, 2005 due to staff reductions of $0.3 million, reductions in legal and professional expenses of $1.3 million, lower fees and expenses totaling $3.4 million associated with certain amendments and waivers on our previous bank credit facility obtained during the first fiscal quarter of 2005 and a gain on the sale of certain assets of $0.8 million.

Goodwill Impairment Charge

During the fiscal second quarter of 2005, a number of events occurred that indicated a possible impairment of goodwill might exist. These events included our determination in February 2005 of significantly lower than expected operating results for the heating oil segment for the year and a significant decline in the Partnership’s unit price. As a result of these triggering events and circumstances, the Partnership completed an additional SFAS 142 impairment review with the assistance of a third party valuation firm at February 28, 2005. This review resulted in a non-cash goodwill impairment charge of approximately $67.0 million, which reduced the carrying amount of goodwill of the heating oil segment. There was no goodwill impairment charge recorded during the nine months ended June 30, 2006.

Operating Income (Loss)

For the nine months ended June 30, 2006 operating income increased $109.7 million to $47.9 million, as compared to an operating loss of $61.8 million for the nine months ended June 30, 2005. This increase was due to improvements in net service and installation profitability of $5.4 million, lower delivery, a $38.9 million decline in branch and general and administrative expenses, $2.1 million of lower depreciation and amortization, and the non-recurrence during the nine months ended June 30, 2006 of a $67.0 million goodwill impairment charge recorded in the nine months ended June 30, 2005 reduced by lower product gross profit of $3.7 million.

Loss on Redemption of Debt

For the nine months ended June 30, 2006, we recorded a $6.6 million loss on the early redemption and conversion of our 10.25% senior subordinated notes (See Notes 2 and 6). The loss consists of the $5.4 million attributable to the difference between the value of Star’s common units ($32.2 million) exchanged for debt ($26.9 million), and the write-off of previously capitalized net deferred financing costs of $2.0 million reduced in part by a $0.8 million basis adjustment to the carrying value of long-term debt.

For the nine months ended June 30, 2005, we recorded a $42.1 million loss on the early redemption of certain notes at the heating oil and propane segments in connection with the sale of the propane segment. The loss consisted of cash premiums paid of $37 million for early redemption, the write-off of previously capitalized net deferred financing costs of $6.1 million and legal expenses of $0.7 million, reduced in part by a $1.7 million basis adjustment to the carrying value of long-term debt.

Interest expense

For the nine months ended June 30, 2006, interest expense decreased $7.4 million, or 25.8%, to $21.3 million, as compared to $28.7 million for the nine months ended June 30, 2005. This decrease resulted from a lower principal amount in total debt outstanding of approximately $152.9 million, which was offset in part by an increase in the Partnership’s weighted average interest rate from 8.8% during the nine months ended June 30, 2005, to 10.1% for the nine months ended June 30, 2006.

Total debt outstanding declined by $152.9 million due to the recapitalization (see Notes 2 and 6) and lower working capital borrowings as a portion of the proceeds from the sale of the propane segment was used to fund working capital.

Interest Income

For the nine months ended June 30, 2006, interest income increased by $0.4 million, or 15.0%, to $3.4 million, as compared to $3.0 million for the nine months ended June 30, 2005 due to higher average cash balances and higher yields on invested cash.

Amortization of Debt Issuance Costs

For the nine months ended June 30, 2006, amortization of debt issuance costs was $1.9 million, unchanged from the nine months ended June 30, 2005.

Income Tax Expense

Income tax expense for the nine months ended June 30, 2006 was $1.2 million and represents certain state income and capital taxes. Income tax expense for the nine months ended June 30, 2005 was a benefit of $1.4 million.

Income (Loss) From Continuing Operations

For the nine months ended June 30, 2006, income (loss) from continuing operations increased $150.5 million to $20.4 million, as compared to a loss of $130.2 million for the nine months ended June 30, 2005. This increase was due to the $109.7 million increase in operating income, a $7.4 million decline in interest expense, and a $0.4 million increase in interest income reduced by a decline in income tax benefits of $2.6 million. The nine-month comparison was favorably impacted by a $35.5 million change in the loss on redemption of debt.

Loss From Discontinued Operations

For the nine months ended June 30, 2005, the discontinued propane segment, which was sold on December 17, 2004, generated a $4.6 million loss.

Gains On Sale of Segments

During the nine months ended June 30, 2005, the purchase price for the TG&E segment was finalized and a positive adjustment of $0.8 million was recorded. In addition, during the nine months ended June 30, 2005, the Partnership recorded a gain on the sale of the propane segment of $155.0 million.

Cumulative Effect of Change in Accounting Principle

Effective October 1, 2005, we changed our method of accounting from the first-in, first-out method to the weighted average cost method for heating oil and other fuels. This change resulted in recording a charge of $0.3 million.

Net Income

For the nine months ended June 30, 2006, net income decreased by $1.0 million, to $20.0 million, as compared to $21.0 million in net income for the nine months ended June 30, 2005, as a $150.5 million increase in income from continuing operations and a $4.6 million decline in the loss from discontinued operations in the 2005 fiscal first quarter was offset by the gains on the sale of discontinued operations recorded in the year ago period of $155.8 million.

Earnings From Continuing Operations Before Interest, Taxes, Depreciation and Amortization (EBITDA)

For the nine months ended June 30, 2006, EBITDA increased $143.1 million, to $66.1 million, as compared to an EBITDA loss of $77.0 million for the nine months ended June 30, 2005. This increase was due to the 13.4 cents increase in home heating oil gross profit margins ($48.1 million), an improvement in net service loss of $5.4 million, and a $38.9 million decline in operating expenses, reduced in part by the impact of the reduction in home heating oil volume ($51.8 million). The nine-month comparison was also favorably impacted by a change in loss on redemption in debt of $35.5 million and the non-recurrence of a $67.0 million goodwill impairment charge recorded in the nine months ended June 30, 2005. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA is calculated for the nine months ended June 30 as follows:

(in thousands)	Nine Months Ended June 30,
	2005	2006
Income (loss) from continuing operations	$(130,184)	$20,352
Plus:
Income tax expense (benefit)	(1,400)	1,158
Amortization of debt issuance costs	1,928	1,868
Interest expense, net	25,757	17,874
Depreciation and amortization	26,916	24,846

EBITDA	(76,983) (a)	66,098 (b)

Add/(subtract)
Income tax (expense) benefit	1,400	(1,158)
Interest expense, net	(25,757)	(17,874)
Unit compensation expense	(2,104)	—
Provision for losses on accounts receivable	6,231	6,310
Unrealized loss on derivative instruments	(1,322)	929
Loss on redemption of debt	42,082	6,603
(Gain) loss on sales of fixed assets, net	(20)	(804)
Goodwill impairment loss	67,000	—
Change in operating assets and liabilities	(91,054)	(67,948)

Net cash used in operating activities	$(80,527)	$(7,844)

(a)	Includes expenses of $42.1 million related to early debt redemption and a non-cash goodwill impairment charge of $67.0 million.
(b)	Includes a net non-cash charge of $6.6 million related to early debt redemption.

Liquidity and Capital Resources

Our ability to satisfy our obligations depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high wholesale heating oil prices to customers, the effects of high net customer attrition, conservation and other factors, most of which are beyond our control. See “Risk Factors.” Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand at June 30, 2006 or a combination thereof. To the extent future capital requirements exceed cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility as discussed below and repaid from subsequent seasonal reductions in inventory and accounts receivable. See “Recapitalization.”

Operating Activities

For the nine months ended June 30, 2006, net cash used in operating activities was $7.8 million, or $72.7 million lower than net cash used in operating activities of $80.5 million for the nine months ended June 30, 2005 due largely to an increase in operating income of $42.7 million (before the non cash goodwill impairment charge of $67.0 million recorded in June 2005), and lower cash requirements to finance accounts receivable of $19.8 million. During the nine months ended June 30, 2006, the increase in accounts receivable was $21.8 million or $20.2 million less than the comparable increase in accounts receivable at June 30, 2005 of $42.0 million, due principally to a decline in total sales for the three months ended June 30, 2006 of $11.3 million. Despite an increase in home heating oil average selling prices of 28.7%, days sales outstanding for accounts receivable decreased from 56.6 days at June 30, 2005 to 52.8 days at June 30, 2006. Generally, accounts receivable collections were favorably impacted by warmer temperatures, which mitigated the impact of the increase in selling prices. Net cash used in operating activities on a comparable basis was negatively impacted by $11.2 million primarily due to an increase in the quantity of home heating oil on hand at June 30, 2006. We decided to increase our quantity of home heating oil inventory on hand at June 30, 2006 to take advantage of certain physical storage opportunities. Cash flow from operating activities was positively impacted by increasing the monthly budget payments for those customers participating in our budget payment plan and the warmer temperatures (which reduced consumption) and resulted in $2.9 million more in cash received (net of deliveries) as of June 30, 2006 when compared to June 30, 2005. On a comparable basis, operating activities were favorably impacted by $6.8 million due to the change in our insurance reserve. We have recently accrued several large claims which will paid out over time.

Investing Activities

During the nine months ended June 30, 2006, we spent $3.7 million for fixed assets and received $1.9 million from the sale of certain fixed assets as cash flows used in investing activities was $1.8 million for the nine months ended June 30, 2006. Cash flow provided by investing activities was $468.7 million for the nine months ended June 30, 2005, primarily due to the sale of the propane segment in December 2004.

Financing Activities

For the nine months ended June 30, 2006, cash flows used in financing activities were $23.1 million, as the $50.2 million (net of expenses) raised in our recapitalization along with $46.3 under our revolving credit facility, was used to repay $52.9 million previously borrowed under the revolving credit facility, repay long-term debt of $66.1 million, and pay $0.6 million to amend our bank facility. Cash flows used in financing activities were $281.6 million for the nine months ended June 30, 2005. During the nine months ended June 30, 2005, $292.2 million of cash was provided from borrowings under our new revolving credit facility, which was used to repay $119.0 million borrowed under our previous credit agreement and $149.6 million borrowed under the new agreement. Also, during the nine months ended June 30, 2005, we repaid $259.5 million in long-term debt, paid $37.7 million in debt prepayment premiums and expenses and paid $8.0 million in fees and expenses related to refinancing our bank credit facilities.

As a result of the above activity, cash decreased by $33.5 million, to $66.4 million as of June 30, 2006.

Financing and Sources of Liquidity

We have $174.2 million of long-term debt outstanding as of June 30, 2006 which includes $174.1 million of 10 1/4% notes due 2013. The following summarizes our long-term debt maturities occurring over the next five years as of June 30, 2006:

(in millions)
2006	$0.1
2007	$0.1
2008	$—
2009	$—
2010	$—
Thereafter	$174.1

On December 17, 2004 we entered into a $260 million asset based revolving credit facility with a group of lenders led by JP Morgan Chase Bank, which was amended in November 2005. The revolving credit facility provides us with the ability to borrow up to $260 million for working capital purposes (subject to certain borrowing base limitations and coverage ratios) including the issuance of up to $75 million in letters of credit. From December through March of each year, the heating oil segment can borrow up to $310.0 million. Obligations under the revolving credit facility are secured by liens on substantially all of the assets of the heating oil segment, including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

Under the terms of the revolving credit facility, we must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $25.0 million or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 to 1.0. As of June 30, 2006, availability was $150.9 million and the fixed charge coverage ratio (as defined in the credit agreement) was 2.09 to 1.0. As of June 30, 2006, $52.4 million in letters of credit were outstanding, primarily for current and future insurance reserves. For the balance of fiscal 2006, we expect to issue an additional $1.5 million in letters of credit in connection with our insurance program and we expect to issue additional letters of credit in fiscal 2007.

Over the past twelve months, we have purchased futures to manage the majority of our exposure to market risk related to changes in the current and future market price of home heating oil purchased for resale to our fixed price customers. To a certain extent, availability must be set aside to respond to the volatile home heating oil markets. Futures contracts are marked to market on a daily basis and require an initial cash margin deposit and potentially require a daily adjustment to such cash deposit (maintenance margin). For example, assuming 100 million gallons, a 30-cent per gallon decline in the market value of these hedged instruments (as we experienced from September 2005 to October 2005) would create an additional cash margin requirement of approximately $30.0 million (while a 30 cent per gallon increase in market value would provide $30.0 million in available margin). In this example, availability in the short-term is reduced, as we fund the margin call.

This availability reduction should be temporary, as we should be able to purchase product at a later date for 30 cents a gallon less than the anticipated strike price when the agreement with the price-protected customer was entered into. A spike in wholesale heating oil prices could also reduce availability, as we must finance a portion of our inventory and accounts receivable with internally generated cash as the net advance for eligible accounts receivable is 85% and 40% to 80% of eligible inventory. Availability includes our ability to borrow up to $35 million against fixed assets and customer lists, which is reduced by $7.0 million each year over the life of the agreement. As of June 30, 2006, the amount included in the borrowing base for fixed assets and customer lists was $26.3 million.

During the quarter ended June 30, 2006, we entered into forward swaps with members of our bank group and a major oil company to manage our exposure to market risk for our protected-price customers rather than purchase futures contracts. As of August 7, 2006, these institutions have not required an initial cash margin deposit or any mark to market maintenance margin for these swaps. For members of our bank group, any mark to market exposure will be reserved against our borrowing base. As a result of this strategy, our borrowing availability will be increased and the cost to finance our protected-price program will be reduced.

Prior to October 18, 2004, we were generally able to obtain trade credit from home heating oil suppliers of two to three business days. Since October 18, 2004, we have been required to prepay for our heating oil supply by approximately two days. The loss of trade credit has reduced availability. As a result of the recapitalization, our financial flexibility has increased. We are exploring alternatives to prepayment of our heating oil supply, which should also increase availability and reduce finance costs.

As of June 30, 2006, our accounts receivable balance net of allowances totaled $111.5 million , and represents an increase of $21.8 million when compared to the balance as of September 30, 2005 of $89.7 million. Our ability to collect these receivables over the upcoming months will impact our borrowing base availability, as the borrowing base, which is used to measure availability, does not include accounts receivable over 60 days past due. At June 30, 2006, accounts receivable over 60 days past due were approximately $33.7 million, compared to $37.4 million as of June 30, 2005, or a decrease of $3.7 million. A component of accounts receivable at June 30, 2006 represents amounts due from customers under a budget payment plan, which permits a customer to pay for their annual consumption ratably over the year. As of June 30, 2006, the aggregate amount due from budget customers over 60 days past due whose billings exceeded their payments was $12.5 million, compared to $16.2 million at June 30, 2005. In addition, we have $4.5 million of accounts receivable over 60 days past due at June 30, 2006 for certain commercial accounts, compared to $5.8 million at June 30, 2005.

Included in our accounts receivable is $21.0 million related to the sale of heating and air-conditioning equipment that is payable on a short-term installment basis. In July 2006 we entered into a preferred arrangement with a financial institution that will finance future installations for our customers. Over time, we anticipate that these short-term installation receivables will be reduced and both liquidity and availability will be increased.

For the majority of our fiscal year, the amount of cash received from customers with a budget payment plan is greater than actual billings. This amount is reflected on the balance sheet under the caption “customer credit balances.” At June 30, 2006, customer credit balances aggregated $39.6 million. Generally, customer credit balances are at their low point after the end of the heating season and peak prior to the beginning of the heating season. At June 30, 2005, customer credit balances were $25.4 million. During the non-heating season, cash is provided from customer credit balances to fund operating activities. If net receipts from budget customers are reduced, cash availability in the non-heating season would be reduced and we would need to borrow under the revolving credit facility to fund operations.

Before August 2007, we must implement certain changes to ensure compliance with amended Environmental Protection Agency regulations. We currently estimate that the capital required to effectuate these requirements will range from $1.0 to $1.5 million. Annual maintenance capital expenditures are estimated to be approximately $3.5 million, excluding the capital requirements for environmental compliance.

Partnership Distribution Provisions

There will be no mandatory distributions of available cash by us to the holders of our common units and general partner units through the fiscal quarter ending September 30, 2008. Beginning October 1, 2008, minimum quarterly distributions on the common units will start accruing at the rate of $0.0675 per quarter ($0.27 on an annual basis). If the Partnership elects to commence making distributions of available cash before October 1, 2008, minimum quarterly distributions will begin to accrue at such earlier date. Thereafter, in general, we intend to distribute to our partners on a quarterly basis, all of our available cash, if any, in the manner described below. “Available cash” generally means, for any of our fiscal quarters, all cash on hand at the end of that quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the general partners to:

•	provide for the proper conduct of our business;

•	comply with applicable law, any of our debt instruments or other agreements; or

•	provide funds for distributions to the common unitholders during the next four quarters, in some circumstances.

Available cash will generally be distributed as follows:

•	first, 100% to the common units, pro rata, until we distribute to each common unit the minimum quarterly distribution of $0.0675;

•	second, 100% to the common units, pro rata, until we distribute to each common unit any arrearages in payment of the minimum quarterly distribution on the common units for prior quarters;

•	third, 100% to the general partner units, pro rata, until we distribute to each general partner unit the minimum quarterly distribution of $0.0675;

•	fourth, 90% to the common units, pro rata, and 10% to the general partner units, pro rata (subject to the Management Incentive Plan – see Note 13), until we distribute to each common unit the first target distribution of $0.1125; and

•	thereafter, 80% to the common units, pro rata, and 20% to the general partner units, pro rata.

The revolving credit facility and the indenture for the new notes both impose certain restrictions on our ability to pay distributions to unitholders.

Management Incentive Compensation Plan

On July 20, 2006, the Board of Directors of Kestrel Heat adopted a Management Incentive Compensation Plan (the “Plan”) for the Partnership. Under the Plan, certain management employees of the Partnership and its direct and indirect subsidiaries that are selected by the Board to participate in the Plan shall be entitled to receive a pro rata share of an amount in cash up to:

•	50% of the Incentive Distributions (as defined in the Partnership Agreement) otherwise distributable to Kestrel Heat pursuant to the Partnership Agreement; and

•	50% of the cash proceeds (the “Gains Interest”) which Kestrel Heat shall receive from the sale of its General Partner Units (as defined in the Partnership Agreement), less expenses and applicable taxes.

To fund the benefits under the Plan, Kestrel Heat has agreed to forego receipt of up to 50% of all distributions to which it would be entitled in excess of minimum quarterly distributions. Amounts payable to management under this Plan will be treated as compensation and will reduce both EBITDA and net income. Kestrel Heat has also agreed to contribute to the Partnership, as a contribution to capital, an amount equal to the Gains Interest payable to participants in the Plan by the Partnership.

The Plan shall be administered by the Partnership’s Chief Financial Officer under the direction of the Board or by such other officer as the Board may from time to time direct.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no special purpose entities or off balance sheet debt, other than operating leases entered into in the ordinary course of business.

Long-term contractual obligations, except for our long-term debt obligations, are not recorded in our consolidated balance sheet. Non-cancelable purchase obligations are obligations we incur during the normal course of business, based on projected needs.

The table below summarizes the payment schedule of our contractual obligations at June 30, 2006 (in thousands):

	Payments Due by Year
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt obligations (a)	$174,155	$—	$48	$—	$174,107
Capital lease obligations (b)	807	237	470	100	—
Operating lease obligations (c)	50,374	7,682	13,847	9,880	18,965
Purchase obligations (d)	13,490	8,201	3,671	1,456	162
Interest obligations Senior Notes (e)	123,949	17,707	35,414	35,414	35,414
Long-term liabilities reflected on the balance sheet (f)	5,998	395	790	263	4,550

	$368,773	$34,222	$54,240	$47,113	$233,198

(a)	Excludes current maturities of long-term debt of $0.1 million, which are classified within current liabilities.
(b)	Represents various capital leases for trucks and vans from third parties.
(c)	Represents various operating leases for office space, trucks, vans and other equipment from third parties.
(d)	Represents non-cancelable commitments as of June 30, 2006, including amounts due under employment agreements.
(e)	Reflects 10 1/4% interest obligations on our $173 million Senior Notes due February 2013.
(f)	Reflects long-term liabilities excluding a pension accrual of approximately $27.4 million. Under current prescribed regulatory minimum funding requirements, we have satisfied the minimum funding obligations related to our pension plans for fiscal 2006 and therefore no contributions are required. The remaining long-term liabilities reflected on the balance sheet represent the present value of amounts due subsequent to June 30, 2006 per the separation agreement entered into with the former CEO in March 2005. At June 30, 2006, approximately $6.0 million is scheduled to be paid out to the former CEO over the term of the separation agreement as follows: (i) $395,000 per year for five years following the termination date in March 2005, and (ii) $350,000 per year for 13 years beginning with the month following the five-year anniversary of the termination date. The payments scheduled by year in the tabular presentation above, totaling $6.0 million, represents undiscounted payments and are therefore greater than the amount reflected in long-term liabilities at June 30, 2006, totaling approximately $3.8 million, which reflects the present value of those payments.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through our bank credit facility due to the fact that we are subject to variable interest rates. We utilized these borrowings to meet our working capital needs and also to fund the short-term needs of our acquisition program.

At June 30, 2006, we did not have any outstanding borrowings under our bank credit facility.

We selectively uses derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. We do not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price we would pay for the product being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at June 30, 2006, the potential gain on our hedging activity would be to increase the fair value of these outstanding derivatives by $2.0 million to a fair value of $7.8 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair value of these outstanding derivatives by $1.5 million to a fair value of $4.3 million.

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

Item 1.

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

The class action plaintiffs generally allege that the Partnership violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated hereunder, by purportedly failing to disclose, among other things: (1) problems with the restructuring of Star Gas’s dispatch system and customer attrition related thereto; (2) that Star Gas’ heating oil segment’s business process improvement program was not generating the benefits allegedly claimed; (3) that Star Gas was struggling to maintain its profit margins in its heating oil segment; (4) that Star Gas’s fiscal 2004 second quarter profit margins were not representative of its ability to pass on heating oil price increases; and (5) that Star Gas was facing an inability to pay its debts and that, as a result, its credit rating and ability to obtain future financing was in jeopardy. The class action plaintiffs seek an unspecified amount of compensatory damages including interest against the defendants jointly and severally and an award of reasonable costs and expenses. On February 23, 2005, the Court consolidated the Class Action Complaints and heard argument on motions for the appointment of lead plaintiff. On April 8, 2005, the Court appointed the lead plaintiff. Pursuant to the Court’s order, the lead plaintiff filed a consolidated amended complaint on June 20, 2005 (the “Consolidated Amended Complaint”). The Consolidated Amended Complaint named: (a) Star Gas Partners, L.P.; (b) Star Gas LLC; (c) Irik Sevin; (d) Audrey Sevin; (e) Hanseatic Americas, Inc.; (f) Paul Biddelman; (g) Ami Trauber; (h) A.G. Edwards & Sons Inc.; (i) UBS Investment Bank; and (j) RBC Dain Rauscher Inc. as defendants. The Consolidated Amended Complaint added claims arising out of two registration statements and the same transactions under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as well as certain allegations concerning the Partnership’s hedging practices. On September 23, 2005, defendants filed motions to dismiss the Consolidated Amended Complaint for failure to state a claim under the federal securities laws and failure to satisfy the applicable pleading requirements of the Private Securities Litigation Reform Act of 1995 or PSLRA, and the Federal Rules of Civil Procedure. Plaintiffs filed their response to defendants’ motions to dismiss on or about November 23, 2005 and defendants filed their reply briefs on December 20, 2005. On July 27, 2006, the Court heard oral argument on the pending motions to dismiss, and has taken the motions under advisement. In the interim, discovery in the matter remains stayed pursuant to the mandatory stay provisions of the PSLRA. While no prediction may be made as to the outcome of litigation, we intend to defend against this class action vigorously.

In the event that the above action is decided adversely to us, it could have a material effect on our results of operations, financial condition and liquidity.

Item 1A.

RISK FACTORS

You should carefully consider and evaluate all of the information in this report, including the risk factors listed below as well as the risk factors listed in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006. Risks and uncertainties in addition to those we describe below, that may not be presently known to us, or that we currently believe are immaterial, may also harm our business and operations. If any of these risks occurs, our business, results of operations and financial condition could be adversely affected, the price of our common units could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this report.

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

Recent dynamics of the heating oil industry have adversely impacted working capital requirements, principally as follows:

•	High selling prices require additional borrowing to finance accounts receivable; however, we may borrow only approximately 85% against eligible accounts receivable and 40% to 80% of eligible inventory. In addition we may borrow up to $35 million against fixed assets and customer lists, which is reduced by $7.0 million each year over the life of the credit agreement. As of June 30, 2006, the amount included in the borrowing base for fixed assets and customer lists was $26.3 million.

•	At present, suppliers are not providing credit terms to us, requiring us to pay in advance for product. Historically, we have enjoyed, on average, two-to three-day credit terms providing additional credit support during the heating season.

•	In addition to the foregoing, there is a risk that accounts receivable collection experience may not equal that of prior periods since customers are owing larger amounts which could be outstanding for longer periods of time.

If our credit requirements should exceed the amounts available under our revolving credit facility or should we fail to maintain the required availability, we would not have sufficient working capital to operate our business, which could have a material adverse effect on our financial condition and results of operations.

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our debt obligations. (see Recapitalization)

We had total debt, exclusive of our working capital facility, of approximately $174.3 million as of June 30, 2006. Our substantial indebtedness and other financial obligations could:

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

Our operating results will be adversely affected if we continue to experience significant net attrition in our home heating oil customer base.

Our net attrition rate of home heating oil customers for fiscal 2003, 2004, 2005 and twelve months ended June 30, 2006 was approximately 1.5%, 6.4%, 7.1% and 8.3%, respectively. This rate represents the net of our annual gross customer losses after gross customer gains. For fiscal 2003, 2004, 2005 and twelve months ended June 30, 2006 we had gross customer losses of 16.4%, 19.5%, 20.0% and 20.4%, respectively, which were partially offset by gross customer gains during these periods of 14.9%, 13.1%, 12.9% and 12.2%, respectively. The gain of a new customer does not fully compensate for the loss of an existing customer because of the expenses incurred during the first year to acquire a new customer and the higher attrition rate associated with new customers. Customer losses are the result of various factors, including:

•	supplier changes based primarily on price competition, particularly during periods of high energy costs;

•	customer relocations;

•	credit problems; and

•	quality of service issues, including those related to our centralized call center.

The continuing unprecedented rise and volatility in the price of heating oil has intensified price competition, which has adversely impacted our margins and added to our difficulty in reducing customer attrition. We believe our attrition rate has risen not only because of increased price competition related to the rise in oil prices but also because of operational problems. Prior to the 2004 winter heating season, we attempted to develop a competitive advantage in customer service and, as part of that effort, centralized a majority of our heating equipment service dispatch and engaged a centralized call center to fulfill telephone requirements for a majority of our home heating oil customers. We experienced difficulties in advancing this initiative during fiscal 2004, which adversely impacted our customer base and costs. In fiscal 2004, 2005 and twelve months ended June 30, 2006 the customer experience was below the level associated with other premium service providers and below the level of service provided by us in prior years.

We believe that we have identified the problems associated with the centralization efforts and are taking steps to address these issues. We expect that high net attrition rates may continue through fiscal 2006 and perhaps beyond and even to the extent the rate of attrition can be halted, attrition from prior fiscal years will adversely impact net income in the future.

We believe that the increase in net customer attrition over the past several years can be attributed to: (i) a combination of the effect of our premium service/premium price strategy when customer price sensitivity increased due to high energy prices; (ii) our decision in fiscal 2005 to maintain reasonable profit margins going forward in spite of competitors’ aggressive pricing tactics; (iii) the lag effect of customer attrition related to service and delivery problems experienced by customers in prior fiscal years; (iv) continued customer dissatisfaction with the centralization of customer care; and (v) tightened customer credit standards.

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

The retail home heating oil industry is a “margin-based” business in which gross profit depends on the excess of retail sales prices over supply costs. Consequently, our profitability is sensitive to changes in the wholesale price of home heating oil caused by changes in supply or other market conditions. These factors are beyond our control and thus, when there are sudden and sharp increases in the wholesale cost of home heating oil, we may not be able to pass on these increases to customers through increased retail sales prices. As of June 30, 2006, the wholesale cost of home heating oil, as measured by the closing price on the New York Mercantile Exchange (“Nymex”), had increased by 21.3% to $1.9642 per gallon from $1.6191 per gallon as of June 30, 2005. During fiscal 2005, per gallon wholesale home heating oil prices peaked at $2.18 on September 1, 2005. Wholesale price increases could reduce our gross profits and could, if continuing over an extended period of time reduce demand by encouraging conservation or conversion to alternative energy sources. In an effort to retain existing accounts and attract new customers, we may offer discounts, which will impact the net per gallon gross margin realized.

A significant portion of our home heating oil volume is sold to price-protected customers and our gross margins could be adversely affected if we are not able to effectively hedge against fluctuations in the volume and cost of product sold to these customers.

A significant portion of our home heating oil volume is sold to individual customers under an agreement pre-establishing the maximum sales price or a fixed price of home heating oil over a 12-month period. For the fiscal year ended September 30, 2005 and the nine months ended June 30, 2006, approximately 48.0% and 35.6%, respectively, of our retail home heating oil volume sales were under a price-protected plan. The price at which home heating oil is sold to these price-protected customers is generally renegotiated prior to the beginning of the heating season of each year based on current market conditions. We currently purchase futures contracts, swaps and option contracts for a substantial majority of the heating oil that we expect to sell to these price-protected customers that have agreements in place in advance and at a fixed or maximum cost per gallon. We purchase these positions when a price-protected customer renews his purchase commitment for the next 12 months. We utilize various hedging strategies in order to “lock in” the per gallon margin for price-protected customers. The amount of home heating oil volume that we hedge per price-protected customer is based upon the estimated fuel consumption per customer, per month. In the event that the actual usage exceeds the amount of the hedged volume on a monthly basis, we could be required to obtain additional volume at unfavorable margins. In addition, should actual usage be less than the hedged volume we may have excess inventory on hand at unfavorable costs.

We are subject to the following additional risk factors that are discussed more fully in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005.

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

Our insurance reserves may not be adequate to cover actual losses.

We are the subject of a number of class action lawsuits alleging violation of the federal securities laws, which if decided adversely, could have a material adverse effect on our financial condition.

Our results of operations and financial condition may be adversely affected by governmental regulation and associated environmental and regulatory costs.

In our acquisition of Meenan Oil Co. L.P., we assumed all of Meenan’s environmental liabilities.

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

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

The Partnership held a special meeting of the holders of its Common Units, Senior Subordinated Units and Junior Subordinated Units on April 6, 2006. The following matters were voted on and approved at the special meeting and received the votes set forth below, in each case representing a majority of the votes eligible to be cast:

(1)	A proposal to approve the issuance of approximately 43,608,808 new common units in accordance with the recapitalization.

Common Units (not held by the general partner or its affiliates):

Number of Votes in Favor	Number of Votes in Against	Number of Votes in Abstaining
20,378,589	1,089,333	1,833,282

Senior Subordinated Units and Junior Subordinated Units (not held by the general partner or its affiliates):

Number of Votes in Favor	Number of Votes in Against	Number of Votes in Abstaining
1,637,386	251,723	46,171

(2)	A proposal to approve the election of Kestrel Heat as successor general partner upon the withdrawal of Star Gas.

Common Units (not held by the general partner or affiliates):

Number of Votes in Favor	Number of Votes in Against	Number of Votes in Abstaining
20,428,018	1,024,575	1,848,609

Senior Subordinated Units and Junior Subordinated Units (not held by the general partner or its affiliates):

Number of Votes in Favor	Number of Votes in Against	Number of Votes in Abstaining
1,653,270	244,392	37,617

(3)	A proposal to approve the adoption of a second amended and restated agreement of limited partnership of the Partnership.

Common Units (not held by the general partner or its affiliates):

Number of Votes in Favor	Number of Votes in Against	Number of Votes in Abstaining
20,375,851	1,051,247	1,874,102

Senior Subordinated Units and Junior Subordinated Units (not held by the general partner or its affiliates):

Number of Votes in Favor	Number of Votes in Against	Number of Votes in Abstaining
1,638,446	251,109	45,724

Item 6.

EXHIBITS

Exhibits Included Within:

31.1	Rule 13a-14(a) Certification.

31.2	Rule 13a-14(a) Certification.

31.3	Rule 13a-14(a) Certification.

31.4	Rule 13a-14(a) Certification.

32.1	Section 906 Certification.

32.2	Section 906 Certification.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.

(Registrant)

By: Kestrel Heat LLC, as General Partner

Signature	Title	Date

/S/ RICHARD F. AMBURY Richard F. Ambury	Chief Financial Officer Kestrel Heat LLC (Principal Financial Officer)	August 9, 2006

Star Gas Finance Company

(Registrant)

Signature	Title	Date

/s/ RICHARD F. AMBURY Richard F. Ambury	Chief Financial Officer (Principal Financial Officer)	August 9, 2006