Form 10-Q
period 2006-12-31
STAR GAS PARTNERS LP; STAR GAS FINANCE CO
filed 2007-02-09
CIK 1002590, 1223037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At January 31, 2007 the registrants had units and shares of each issuer’s classes of common stock outstanding as follows:

Star Gas Partners, L.P.	Common Units	75,774,336
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2006	September 30, 2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$69,736	$91,121
Receivables, net of allowance of $7,854 and $6,532, respectively	136,064	87,393
Inventories	76,139	75,859
Fair asset value of derivative instruments	1,639	3,766
Weather insurance contract	7,200	—
Prepaid expenses and other current assets	35,472	37,741

Total current assets	326,250	295,880

Property and equipment, net	41,351	42,377
Long-term portion of accounts receivables	3,381	3,513
Goodwill	166,522	166,522
Intangibles, net	55,875	61,007
Deferred charges and other assets, net	10,259	10,899
Long-term assets held for sale	648	1,010

Total assets	$604,286	$581,208

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$23,655	$21,544
Fair liability value of derivative instruments	17,354	13,790
Current maturities of long-term debt	96	96
Accrued expenses and other current liabilities	69,657	62,651
Unearned service contract revenue	43,567	36,634
Customer credit balances	72,778	73,863

Total current liabilities	227,107	208,578

Long-term debt	174,005	174,056
Other long-term liabilities	25,133	25,249

Partners’ capital (deficit)
Common unitholders	199,514	194,818
General partner	(273)	(293)
Accumulated other comprehensive loss	(21,200)	(21,200)

Total partners’ capital	178,041	173,325

Total liabilities and partners’ capital	$604,286	$581,208

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
(in thousands, except per unit data - unaudited)	2006	2005
		(restated)
Sales:
Product	$280,402	$358,869
Installations and service	49,842	55,512

Total sales	330,244	414,381
Cost and expenses:
Cost of product	206,236	262,280
Cost of installations and service	50,474	57,695
Change in the fair value of derivative instruments	6,315	40,563
Delivery and branch expenses	46,832	58,998
Depreciation and amortization expenses	7,372	8,485
General and administrative expenses	4,350	6,794

Operating income (loss)	8,665	(20,434)
Interest expense	(5,108)	(7,540)
Interest income	1,794	858
Amortization of debt issuance costs	(570)	(631)

Income (loss) before income taxes and cumulative effect of changes in accounting principles	4,781	(27,747)
Income tax expense	65	250

Income (loss) before cumulative effect of changes in accounting principles	4,716	(27,997)
Cumulative effect of changes in accounting principles - change in inventory pricing method	—	(344)

Net income (loss)	$4,716	$(28,341)

General Partner’s interest in net income (loss)	20	(259)

Limited Partners’ interest in net income (loss)	$4,696	$(28,082)

Basic and diluted income (loss) per Limited Partner Unit:
Net income (loss) before cumulative effect of changes in accounting principles	$0.06	$(0.77)

Net income (loss)	$0.06	$(0.78)

Weighted average number of Limited Partner units outstanding:
Basic	75,774	35,903

Diluted	75,774	35,903

See accompanying notes to condensed consolidated financial statements.

S TAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

AND COMPREHENSIVE INCOME

	Number of Units
(in thousands, except per unit amounts)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2006	75,774	326	$194,818	$(293)	$(21,200)	$173,325

Comprehensive Income:
Net income (unaudited)			4,696	20	—	4,716

Total Comprehensive Income			4,696	20	—	4,716

Balance as of December 31, 2006 (unaudited)	75,774	326	$199,514	$(273)	$(21,200)	$178,041

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
(in thousands - unaudited)	2006	2005
		(restated)
Cash flows provided by (used in) operating activities:
Net income (loss)	$4,716	$(28,341)

Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of derivative instruments	6,315	40,563
Depreciation and amortization	7,942	9,116
Cumulative effect of change in accounting principle	—	344
Provision for losses on accounts receivable	1,952	1,977
Loss (gain) on sales of fixed assets, net	(247)	427
Changes in operating assets and liabilities:
Increase in receivables	(50,490)	(93,381)
Increase in inventories	(280)	(14,005)
Increase in weather insurance contract	(7,200)	—
Decrease (increase) in other assets and assets held for sale, net	1,620	(30,624)
Increase in accounts payable	2,084	2,495
Increase (decrease) in other current and long-term liabilities	12,703	(2,009)

Net cash used in operating activities	(20,885)	(113,438)

Cash flows provided by (used in) investing activities:
Capital expenditures	(1,124)	(2,600)
Proceeds from sales of fixed assets	624	54

Net cash used in investing activities	(500)	(2,546)

Cash flows provided by (used in) financing activities:
Working capital facility borrowings	—	33,251
Working capital facility repayments	—	(6,562)
Repayment of debt	—	(42)
Increase in deferred charges	—	(594)

Net cash provided by financing activities	—	26,053

Net decrease in cash and cash equivalents	(21,385)	(89,931)

Cash and cash equivalents at beginning of period	91,121	99,148

Cash and cash equivalents at end of period	$69,736	$9,217

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil distributor and services provider. Star Gas Partners is a master limited partnership, which at December 31, 2006 had outstanding 75.8 million common units (NYSE: “SGU” representing an 99.6% limited partner interest in Star Gas Partners) and 0.3 million general partner units (representing an 0.4% general partner interest in Star Gas Partners).

The Partnership is organized as follows:

•

The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership’s operations are conducted through Petro Holdings, Inc. (“Petro”) and its subsidiaries. Petro is a Minnesota corporation that is a wholly-owned subsidiary of Star/Petro, Inc., which is a wholly-owned subsidiary of the Partnership. Petro is a retail distributor of home heating oil that as of December 31, 2006 served approximately 440,000 total customers in the Northeast and Mid-Atlantic regions.

•

Star Gas Finance Company is a wholly-owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $172.8 million 10 1/4% Senior Notes, which are due in 2013. The Partnership is dependent on distributions including intercompany interest payments from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations.

2) Restatement of Financial Information

On December 26, 2006, our management and the audit committee of our general partner determined that it was necessary to amend and restate the Partnership’s financial statements prior to September 30, 2006 with respect to the accounting and disclosures for certain derivative transactions under Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and for the amortization of an unrecognized gain in the calculation of pension expense. As reported in the Partnership’s September 30, 2006 Form 10-K, we restated our historical balance sheet as of September 30, 2005; our statements of operations, cash flows and partners’ capital for fiscal 2005 and 2004; and financial information for the fiscal quarters ended June 30, 2006, March 31, 2006, December 31, 2005, September 30, 2005, June 30, 2005, March 31, 2005 and December 31, 2004.

Prior to the restatement, the changes in fair value of derivative instruments that were designated as cash flow hedges were recorded in accumulated other comprehensive income until the forecasted transaction affected earnings. As a result of the restatement, those changes in fair value of derivative instruments are recorded in change in the fair value of derivative instruments in the statements of operations. In addition, the change in fair value of derivative instruments that were not designated as a hedge pursuant to SFAS 133, were previously classified in cost of product. The fair value of derivative instruments were previously classified in prepaid expenses and other current assets. The Partnership has reclassified these amounts to fair asset value of derivative instruments and fair liability value of derivative instruments in the consolidated balance sheets for all periods presented.

For three months ended December 31, 2005, net income was reduced by $40.9 million due to the effect of derivative transactions, which negatively impacted the change in the fair value of derivative instruments by $40.6 million and increased cost of product by $0.3 million. As of December 31, 2005, the balance in prepaid expenses and other current assets was reduced by $0.4 million to reflect a reclassification of $1.3 million to fair asset value of derivative instruments, a reclassification of $7.0 million to fair liability value of derivative instruments and a reduction to prepaid pension expense of $6.1 million. Long-term liabilities were reduced by $6.1 million, as the $6.1 million reclassification from prepaid pension expense was netted against the minimum pension obligation. Partners’ capital decreased by $5.9 million and accumulated other comprehensive (loss) decreased by $5.9 million to reflect the cumulative effect relating to derivative transactions of $7.4 million and the cumulative unrecognized pension gain of $1.5 million.

The following tables set forth the effects of the restatement relating to derivatives transactions on affected line items within our previously reported financial statements for the fiscal quarter ended December 31, 2005.

	Quarter Ending December 31, 2005
(In thousands except per unit amounts)	As Previously Reported	Restated
Statement of Operations
Cost of product	$261,972	$262,280
Change in the fair value of derivative instruments	—	40,563
Operating income (loss)	20,437	(20,434)
Income (loss) before cumulative effect of changes in accounting principles	12,874	(27,997)
Net income (loss)	12,530	(28,341)
Basic and diluted loss from continuing operations per unit	0.36	(0.77)
Basic and diluted net income loss per unit	0.35	(0.78)
Consolidated Balance Sheets
Fair asset value of derivative instruments	—	1,258
Prepaid expenses and other current assets	62,806	62,445
Current assets	322,026	322,923
Fair liability value of derivative instruments	—	7,010
Total current liabilities	218,316	225,326
Other long-term liabilities	31,756	25,643
Partners’ capital	143,976	138,030
Partners’ capital accumulated other comprehensive loss	$(27,209)	$(21,263)

3) Recapitalization

Effective as of April 28, 2006 the Partnership completed a recapitalization of the Partnership pursuant to the terms of a unit purchase agreement dated as of December 5, 2005, as amended (the “unit purchase agreement”), by and among, the Partnership, Star Gas LLC (“Star Gas”), Kestrel and its wholly owned subsidiaries, Kestrel Heat, and KM2, LLC, a Delaware limited liability company.

In connection with the recapitalization, the Partnership received an aggregate of $50.2 million, after expenses of $7.5 million, in new equity financing through the sale of an aggregate of 26.4 million common units. The Partnership also repurchased $65.3 million in face amount of its existing notes, and converted $26.9 million in face amount of existing notes into 13.4 million common units at a conversion price of $2.00 per unit and exchanged $165.3 million in principal amount of existing notes for a like amount of new notes that were issued under a new indenture. The Partnerships’ senior and junior subordinated units were converted into common units.

In addition, the Partnership entered into an amended indenture for the $7.6 million in face amount of existing notes that remained outstanding that removed the restrictive covenants from the existing indenture.

4) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P. and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. The results of operations for the three- month periods ended December 31, 2006 and December 31, 2005 are not necessarily indicative of the results to be expected for the full year.

These interim financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission and should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended September 30, 2006.

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

Revenue Recognition

Sales of heating oil and other fuels are recognized at the time of delivery of the product to the customer and sales of heating and air conditioning equipment are recognized at the time of installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating oil equipment service contracts are deferred and amortized into income over the terms of the respective service contracts, on a straight-line basis, which generally do not exceed one year. To the extent that the Partnership anticipates that future costs for fulfilling its contractual obligations under its service maintenance contracts will exceed the amount of deferred revenue currently attributable to these contracts, the Partnership recognizes a loss in current period earnings equal to the amount that anticipated future costs exceed related deferred revenues.

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

Inventories

At September 30, 2005, the Partnership’s inventory of heating oil and other fuels were stated at the lower of cost or market computed on the first-in, first-out (FIFO) method. Effective October 1, 2005, the Partnership changed from the FIFO method to the weighted average cost (WAC) method for heating oil and other fuels. All other inventories, representing parts and equipment have been and continue to be stated at the lower of cost or market using the FIFO method. (See Note 6 Change in Accounting Principle)

(in thousands)	Dec. 31, 2006	Sept. 30, 2006
Heating oil and other fuels	$63,936	$63,618
Fuel oil parts and equipment	12,203	12,241

	$76,139	$75,859

Weather Insurance Contract

Weather insurance contract is recorded in accordance with the intrinsic value method defined by the Emerging Issues Task Force (“EITF”) 99-2, “Accounting for Weather Derivatives.” The premium paid is amortized over the life of the contract and the intrinsic value method is applied at each interim period.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method.

(in thousands)	Dec. 31, 2006	Sept. 30, 2006
Property, plant and equipment	$123,379	$122,502
Less: accumulated depreciation	82,028	80,125

Property, plant and equipment, net	$41,351	$42,377

Goodwill and Intangible Assets

Goodwill and intangible assets include goodwill, customer lists and covenants not to compete.

Goodwill is the excess of cost over the fair value of net assets in the acquisition of a company. In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized, but instead are annually tested for impairment. Also in accordance with this standard, intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Customer lists are the names and addresses of the acquired company’s customers. Based on the historical retention experience, these lists are amortized on a straight-line basis over seven to ten years.

Covenants not to compete are agreements established with the owners of an acquired company and are amortized over the respective lives of the covenants on a straight-line basis, which are generally five years.

Partners’ Capital

Comprehensive income (loss) includes net income (loss), plus certain other items that are recorded directly to partners’ capital. Accumulated other comprehensive loss reported on the Partnerships’ consolidated balance sheets consists of unrealized losses on pension plan obligations. For the three months ended December 31, 2006 and 2005, comprehensive income (loss) was comprised of net income (loss) of $4,716 and $(28,341) respectively.

Sales, Use and Value Added Taxes

Taxes are assessed by various governmental authorities on many different types of transactions. Sales reported for product, installation and service excludes taxes.

Derivatives and Hedging

SFAS 133 established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective and SFAS 133 documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. Currently, none of the Partnership’s derivatives qualify for hedge accounting treatment.

5) Segment Reporting

The Partnership has one reportable operating segment, the retail distribution of heating oil. The Partnership operates primarily in the Northeast and Mid-Atlantic regions, and its residential and commercial customers principally use heating oil to heat their homes and buildings.

6) Change in Accounting Principle

At September 30, 2005, the Partnership’s inventory of heating oil and other fuels were stated at the lower of cost or market computed on the first-in, first-out (FIFO) method.

Effective October 1, 2005, the Partnership changed from the FIFO method to the weighted average cost (WAC) method for its inventory of heating oil and other fuels. All other inventories, representing parts and equipment, have been and continue to be stated at the lower of cost or market using the FIFO method. The Partnership believes that the WAC methodology is preferable in the circumstances because it reflects a more accurate correlation between revenues and product costs experienced in the Partnerships business environment by normalizing the carrying cost of heating oil and other fuels given the increasing short-term volatility in the marketplace for these products. The cumulative effect of this change as of October 1, 2005 decreased net income by $0.3 million for fiscal year ended September 30, 2006.

Pro forma amounts assuming the change in accounting principle is applied retroactively are:

in thousands except per unit data	Three Months Ended December 31, 2005 (restated)
Net loss as previously reported	$(28,341)

Pro forma net loss	$(27,997)
General Partners interests in pro forma net loss	(258)

Limited Partners interests in pro forma net loss	$(27,739)

Basic and fully diluted loss per Limited Partner unit as previously reported	$(0.78)

Pro forma basic and fully diluted loss per Limited Partner unit	$(0.78)

7) Intangibles, net

Intangible assets subject to amortization consist of the following (in thousands):

	December 31, 2006			September 30, 2006
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists	$187,604	$131,733	$55,871	$187,604	$126,601	$61,003
Covenants not to compete	4,755	4,751	4	4,755	4,751	4

	$192,359	$136,484	$55,875	$192,359	$131,352	$61,007

Amortization expense for intangible assets was $5.2 million for the three months ended December 31, 2006 compared to $5.3 million for the three months ended December 31, 2005. Total estimated annual amortization expense related to intangible assets subject to amortization, for the fiscal year ending September 30, 2007, and the four succeeding fiscal years ending September 30, is as follows (in thousands):

Estimated Annual Amortization Expense
2007	$20,171
2008	$18,386
2009	$11,641
2010	$6,442
2011	$4,367

8) Employee Pension Plan

	Three Months Ended December 31,
(in thousands)	2006	2005
Components of net periodic benefit cost
Service cost	$—	$—
Interest cost	873	843
Expected return on plan assets	(966)	(989)
Net amortization	345	404

Net periodic benefit cost	$252	$258

The Partnership is not required to contribute to its plans during fiscal 2007 to fund its pension obligations.

9) Supplemental Disclosure of Cash Flow Information

	Three Months Ended December 31,
(in thousands)	2006	2005
Cash paid (received) during the period for:
Income taxes, net	$473	$(382)
Interest, net	$(1,172)	$118
Non-cash financing activities:
Decrease in long-term debt—amortization of debt discount	$51	$78
Decrease in interest expense	$(51)	$(78)
Increase in fixed assets	$—	$969
Increase in other current and long-term liabilities for capital leases	$—	$(969)

10) Commitments and Contingencies

On or about October 21, 2004, a purported class action lawsuit on behalf of a purported class of unitholders was filed against the Partnership and various subsidiaries and officers and directors in the United States District Court of the District of Connecticut entitled Carter v. Star Gas Partners, L.P., et al, No. 3:04-cv-01766-IBA, et al. Subsequently, 16 additional class action complaints, alleging the same or substantially similar claims, were filed in the same district court collectively referred to herein as the “Class Action Complaints”). The class actions have been consolidated into one action entitled In re Star Gas Securities Litigation, No 3:04cv1766 (JBA).

The class action plaintiffs generally allege that the Partnership violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated hereunder, by purportedly failing to disclose, among other things: (1) problems with the restructuring of Star Gas’s dispatch system and customer attrition related thereto; (2) that Star Gas’ business process improvement program was not generating the benefits allegedly claimed; (3) that Star Gas was struggling to maintain its profit margins; (4) that Star Gas’s fiscal 2004 second quarter profit margins were not representative of its ability to pass on heating oil price increases; and (5) that Star Gas was facing an inability to pay its debts and that, as a result, its credit rating and ability to obtain future financing was in jeopardy. The class action plaintiffs seek an unspecified amount of compensatory damages including interest against the defendants jointly and severally and an award of reasonable costs and expenses. On February 23, 2005, the Court consolidated the Class Action Complaints and heard argument on motions for the appointment of lead plaintiff. On April 8, 2005, the Court appointed the lead plaintiff. Pursuant to the Court’s order, the lead plaintiff filed a consolidated amended complaint on June 20, 2005 (the “Consolidated Amended Complaint”). The Consolidated Amended Complaint named: (a) Star Gas Partners, L.P.; (b) Star Gas LLC; (c) Irik Sevin; (d) Audrey Sevin; (e) Hanseatic Americas, Inc.; (f) Paul Biddelman; (g) Ami Trauber; (h) A.G. Edwards & Sons Inc.; (i) UBS Investment Bank; and (j) RBC Dain Rauscher Inc. as defendants. The Consolidated Amended Complaint added claims arising out of two registration statements and the same transactions under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as well as certain allegations concerning the Partnership’s hedging practices. On September 23, 2005, defendants filed motions to dismiss the Consolidated Amended Complaint for failure to state a claim under the federal securities laws and failure to satisfy the applicable pleading requirements of the Private Securities Litigation Reform Act of 1995 or PSLRA, and the Federal Rules of Civil Procedure. On July 27, 2006, the Court heard oral argument on the pending motions to dismiss. On August 21, 2006, the court issued its rulings on defendants’ motions to dismiss, granting the motions and dismissing the consolidated amended complaint in its entirety. On August 23, 2006, the court entered a judgment of dismissal. On September 7, 2006, the plaintiffs moved for reconsideration and to alter and reopen the court’s August 23, 2006 judgment of dismissal and for leave to file a second consolidated amended complaint. On October 20, 2006, defendants filed their memorandum of law in opposition to the plaintiffs’ motion. Plaintiffs filed their reply brief on or about November 20, 2006. The matter is now fully briefed by the parties and under consideration by the court. In the interim, discovery in the matter remains stayed pursuant to the mandatory stay provisions of the PSLRA. While no prediction may be made as to the outcome of litigation, we intend to defend against this class action vigorously.

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

11) Earnings Per Limited Partner Units

	Three Months Ended December 31,
(in thousands, except per unit data)	2006	2005
		(restated)
Income (loss) before cumulative effect of changes in accounting principles per Limited Partner unit:
Basic and Diluted	$0.06	$(0.77)
Cumulative effect of change in accounting principles-change in inventory pricing method per Limited Partner unit:
Basic and Diluted	—	(0.01)

Net income (loss) per Limited Partner unit:
Basic and Diluted	$0.06	$(0.78)

Basic and Diluted Earnings Per Limited Partner:
Net income (loss)	$4,716	$(28,341)
Less: General Partners’ interest in net income (loss)	20	(259)

Limited Partner’s interest in net income (loss)	$4,696	$(28,082)

Common Units	75,774	32,166
Senior Subordinated Units	—	3,392
Junior Subordinated Units	—	345

Weighted average number of Limited Partner units outstanding	75,774	35,903

12) Subsequent Events

In January 2007, the Partnership purchased the customer lists and assets of a heating oil dealership in Westchester County New York for $0.5 million.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with, the effect of weather conditions on our financial performance, the price and supply of home heating oil, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new accounts and retain existing accounts, our ability to effect strategic acquisitions or redeploy assets, the impact of litigation, the continuing impact of the business process redesign project and our ability to address issues related to that project, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and outcome of current and future union negotiations, the impact of future environmental, health, and safety regulations, customer credit worthiness, and marketing plans. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth under the heading “Risk Factors” and “Business Initiatives and Strategy” in the Partnership’s Annual Report on From 10-K for the fiscal year ended September 30, 2006. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Overview

The following is a discussion of the historical condition and results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the description of our business in Item 1. “Business” and the historical Financial and Operating Data and Notes thereto included elsewhere in this Report.

Restatement

On December 26, 2006, our management and the audit committee of our general partner determined that it was necessary to amend and restate the Partnership’s previously issued financial statements with respect to the accounting and disclosures for certain derivative transactions under Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and for the amortization of an unrecognized gain in the calculation of pension expense. See Note 2 Restatement of Financial Information.

The Partnership has been contacted informally by the Boston District Office of the SEC requesting the voluntary provision of documents and related information concerning the Partnership’s use of derivatives and hedge accounting. The SEC has advised the Partnership that the inquiry should not be construed as an indication by the SEC or its staff that any violations of the law have occurred, nor should it be considered a reflection upon any person, entity or security. The Partnership is fully cooperating with this inquiry.

Seasonality

In analyzing our financial results, the following matters should be considered. Our fiscal year ends on September 30. All references to quarters and years respectively in this document are to fiscal quarters and years unless otherwise noted. The seasonal nature of our business results in the sale of approximately 30% of our volume of home heating oil in the first fiscal quarter and 45% of our volume in the second fiscal quarter of each fiscal year, the peak heating season. Sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices and other factors. Gross profit is not only affected by weather patterns but also by changes in customer mix. In addition, our gross profit margins vary by geographic region. Accordingly, gross profit margins could vary significantly from year to year in a period of identical sales volumes.

Derivatives

SFAS No. 133, established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective, changes in fair value are recognized in other comprehensive income until the forecasted hedged item is recognized in earnings. Currently, none of our derivative instruments have been designated for hedge accounting treatment. Therefore, we could experience great volatility in earnings as these currently outstanding derivative instruments are marked to market. To the extent that the partnership continues to have derivative instruments that do not qualify for hedge accounting treatment, the volatility in any given period related to unrealized gains or losses on derivative instruments can be significant to the overall results of the Partnership, however, we ultimately expect those gains and losses to be offset when they become realized. The Partnership is currently evaluating whether to elect hedge accounting in future periods.

Weather Insurance Contract – Warm Weather

Weather conditions have a significant impact on the demand for home heating oil because our customers depend on this product principally for space heating purposes. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. Furthermore, warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized on those sales and, consequently, our results of operations. We have purchased weather insurance to help mitigate the adverse effect of weather volatility on our cash flows. This current weather insurance contract covers the period from November 1, 2006 to February 28, 2007, taken as a whole. The strike or “pay-off” price is based on the 10-year moving average of degree days for the contract period and has been set at approximately 3% less than the 10-year moving average. For every degree day not realized below the strike-price we will receive $35,000, up to a maximum of $12.5 million. Based on estimates of accumulated degree days from November 1, 2006 to December 31, 2006, we have recorded approximately $7.2 million under this weather insurance contract. If January and February 2007 are colder and thus result in more degree days than the 10 year average, the projected proceeds under this contract would be reduced and could be reduced to zero.

Customer Attrition

	Three Months Ended
	12/31/06	12/31/05
Gross customer gains	21,500	25,000

Gross customer losses	(25,600)	(32,200)

Net customer loss	(4,100)	(7,200)

During the three months ended December 31, 2006, we lost 4,100 accounts (net) or 1.0% of our home heating oil customer base, as compared to the three months ended December 31, 2005 in which we lost 7,200 accounts (net) or 1.6% of our home heating oil customer base. This reduction in net losses of 3,100 accounts was due to a reduction in gross customer gains of 3,500 accounts and a reduction in customer losses of 6,600.

Results of Operations

The following is a discussion of the results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Quarterly Report.

Three Months Ended December 31, 2006

Compared to the Three Months Ended December 31, 2005

Volume

For the three months ended December 31, 2006, retail volume of home heating oil declined by 32.0 million gallons, or 24.4%, to 99.3 million gallons, as compared to 131.3 million gallons for the three months ended December 31, 2005 due to warmer weather, net customer attrition and other factors. Volume of other petroleum products declined by 1.9 million gallons, or 10.8%, to 15.7 million gallons for the three months ended December 31, 2006, as compared to 17.6 million gallons for the three months ended December 31, 2005. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil
Volume—Three months ended December 31, 2005	131.3

Impact of warmer temperatures	(25.9)
Net customer attrition	(7.9)
Asset sale	(1.7)
Delivery scheduling and other	3.5

Change	(32.0)

Volume—Three months ended December 31, 2006	99.3

Temperatures in our geographic areas of operations for the three months ended December 31, 2006 were 17.8% warmer than the three months ended December 31, 2005 and approximately 19.6% warmer than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). For the twelve months ended December 31, 2006, net customer attrition was 6.0%. Home heating oil volume declined by 1.7 million gallons due to the sale of certain of our assets in New England. Excluding the impact of weather, we expect that home heating oil volume for the remainder of fiscal 2007 will be substantially less than the comparable period in fiscal 2006 due to net customer attrition, conservation and other factors.

Product Sales

For the three months ended December 31, 2006, product sales decreased $78.5 million, or 21.9%, to $280.4 million, as compared to $358.9 million for the three months ended December 31, 2005 primarily due to the 24.4% decline in home heating oil volume sold. Selling prices were slightly higher in response to the increase in wholesale home heating oil supply costs noted below of $0.039 per gallon. Average home heating oil prices increased by $0.0477 per gallon from $2.4641 per gallon for the three months ended December 31, 2005 to $2.5118 for the three months ended December 31, 2006.

Installation and Service Sales

For the three months ended December 31, 2006, service and installation sales decreased $5.7 million, or 10.2%, to $49.8 million, as compared to $55.5 million for the three months ended December 31, 2005 primarily due to a decline in installation sales of $5.1 million. The decline in installation sales was affected by the warmer weather as well as increased customer credit standards.

Cost of Product

For the three months ended December 31, 2006, cost of product decreased $56.0 million, or 21.4%, to $206.2 million, as compared to $262.3 million for the three months ended December 31, 2005, primarily due to the decline in home heating oil volume of 24.4%. Average wholesale product cost for home heating oil increased by $0.039 per gallon, or 2.2%, to an average of $1.7949 per gallon for the three months ended December 31, 2006, from an average of $1.7561 for the three months ended December 31, 2005.

We believe that the change in home heating oil margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil margins for the three months ended December 31, 2006 increased by $0.009 per gallon to $0.7170 per gallon in the three months ended December 31, 2006 from $0.7080 per gallon in the three months ended December 31, 2005. The percentage of home heating oil volume sold to residential variable price customers increased to 47.1% of total home heating oil volume sales for the three months ended December 31, 2006, as compared to 45.6% for the three months ended December 31, 2005. Accordingly, the percentage of home heating oil volume sold to residential price-protected customers decreased to 36.4% for the three months ended December 31, 2006, as compared to 38.2% for the three months ended December 31, 2005. For the three months ended December 31, 2006, sales to commercial/industrial customers represented 16.5% of total home heating oil volume sales, as compared to 16.2% for the three months ended December 31, 2005.

For the three months ended December 31, 2006, total product gross profit decreased by $22.4 million, as compared to the three months ended December 31, 2005, as the increase in realized home heating oil per gallon margins of $0.9 million was more than offset by the decline of $22.6 million attributable to the decline in home heating oil volume.

Change in the Fair Value of Derivative Instruments

During the three months ended December 31, 2006, a $6.3 million charge was recorded relating to the change in fair value of derivative instruments, of which $3.0 million is due to a $0.04 per gallon decline in the market value for certain instruments, as compared to its strike price, $2.5 million resulted from increasing our net long position for our price protected customers in a declining market and $1.4 million is the net change in the value of options. The change in value of short futures to economically hedge inventory and forward commitments resulted in a gain of $0.5 million for the three months ended December 31, 2006.

During the three months ended December 31, 2005, a $40.6 million charge was recorded relating to the change in fair value of derivative instruments of which $39.1 million is due to a $0.42 per gallon decline in the market value for certain instruments, as compared to their strike prices, $0.9 million resulted from increasing our net long position for our price protected customers in a declining market and $2.0 million is the net change in the value of options. The change in the value of short futures to economically hedge inventory resulted in a gain of $1.5 million for the three months ended December 31, 2005.

Cost of Installations and Service

For the three months ended December 31, 2006, cost of installations and service decreased $7.2 million, or 12.5%, to $50.5 million, as compared to $57.7 million for the three months ended December 31, 2005 due to a decline in installation costs of $3.8 million and lower service expenses of $3.4 million. Installation costs were lower due to the previously noted decline in installation sales. Service expenses were lower due to the warmer weather and our continued efforts to right size our service department. The net loss realized from service (including installations) was reduced by $1.6 million, from a $2.2 million loss for the three months ended December 31, 2005 to a $0.6 million loss for the three months ended December 31, 2006.

Delivery and Branch Expenses

For the three months ended December 31, 2006, delivery and branch expenses decreased $12.2 million, or 20.6%, to $46.8 million, as compared to $59.0 million for the three months ended December 31, 2005. During the three months ended December 31, 2006, the Partnership recorded $7.2 million under its weather insurance contract, which reduced insurance expense. The balance of the change, or $5.0 million, is largely due to the 24.4% decline in home heating oil volume. On a cents per gallon basis (excluding the impact of weather insurance), these expenses increased 9.5 cents per gallon, or 21.1%, from 45.0 cents per gallon for the three months ended December 31, 2005 to 54.4 cents per gallon for the three months ended December 31, 2006 due to the fixed nature of certain delivery and branch expenses.

Depreciation and Amortization

For the three months ended December 31, 2006, depreciation and amortization expenses declined by $1.1 million, or 13.1%, to $7.4 million, as compared to $8.5 million for the three months ended December 31, 2005 as certain assets, which were not replaced, became fully depreciated.

General and Administrative Expenses

For the three months ended December 31, 2006, general and administrative expenses decreased by $2.4 million, or 36.0%, to $4.4 million, as compared to $6.8 million for the three months ended December 31, 2005 largely due to a reduction in legal and professional expenses.

Operating Income (Loss)

For the three months ended December 31, 2006 operating income increased $29.1 million to a $8.7 million profit, as compared to an operating loss of $20.4 million for the three months ended December 31, 2005. This increase was due to a $34.2 million reduction in the impact of derivative instruments, a $14.6 million decline in branch and general and administrative expenses, a decline in the net service and installation loss of $1.6 million, lower depreciation and amortization expense of $1.1 million, partially offset by a decrease in product gross profit of $22.4 million.

Interest expense

For the three months ended December 31, 2006, interest expense decreased $2.4 million, or 32.3%, to $5.1 million, as compared to $7.5 million for the three months ended December 31, 2005. This decrease resulted from a lower average principal amount in total debt outstanding of approximately $100.7 million. Total debt outstanding declined by $100.7 million due to the recapitalization ($92.5 million) (see Note 3 to the Condensed Consolidated Financial Statements) and lower working capital borrowings ($7.5 million).

Interest Income

For the three months ended December 31, 2006, interest income increased by $0.9 million, or 109.2%, to $1.8 million, as compared to $0.9 million for the three months ended December 31, 2005.

Amortization of Debt Issuance Costs

For the three months ended December 31, 2006, amortization of debt issuance costs was $0.6 million, unchanged from the three months ended December 31, 2005.

Income Tax Expense

For the three months ended December 31, 2006, income tax expense was $0.1 million and represents certain state income tax, alternative minimum federal tax and capital taxes. Income tax expense for the three months ended December 31, 2005 was $0.3 million.

Cumulative Effect of Change in Accounting Principle

Effective October 1, 2005, we changed our method of accounting from the first-in, first-out method to the weighted average cost method for heating oil and other fuel inventory. This change resulted in the recording of a charge of $0.3 million.

Net Income (Loss)

For the three months ended December 31, 2006, net income of $4.7 million was recorded as compared to a net loss of $28.3 million for the three months ended December 31, 2005. This change of $33.1 million was due to a $29.1 million increase in operating income, lower net interest expense of $3.4 million and the $0.3 million charge for the change in accounting principle recorded in the three months ended December 31, 2005.

Earnings From Continuing Operations Before Interest, Taxes, Depreciation and Amortization (EBITDA)

For the three months ended December 31, 2006, EBITDA increased $28.0 million, to $16.0 million, as compared to an EBITDA loss of $11.9 million for the three months ended December 31, 2005. For the three months ended December 31, 2006, EBITDA was reduced by the non-cash change in the fair value of derivative instruments of $6.3 million in the three months ended December 31, 2006. For the three months ended December 31, 2005, EBITDA was negatively impacted by $40.6 million due to the change in the fair value of derivative instruments.

EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA is calculated as follows:

	Three Months Ended December 31,
(in thousands)	2006	2005
		(restated)
Income (loss) before cumulative effect of changes in accounting principle	$4,716	$(27,997)
Plus:
Income tax expense	65	250
Amortization of debt issuance costs	570	631
Interest expense, net	3,314	6,682
Depreciation and amortization	7,372	8,485

EBITDA	16,037	(11,949)

Add/(subtract)
Income tax expense	(65)	(250)
Interest expense, net	(3,314)	(6,682)
Provision for losses on accounts receivable	1,952	1,977
Loss (gain) on sales of fixed assets, net	(247)	427
Change in the fair value of derivative instruments	6,315	40,563
Increase in weather insurance contract	(7,200)	—
Change in operating other assets and liabilities	(34,363)	(137,524)

Net cash used in operating activities	$(20,885)	$(113,438)

DISCUSSION OF CASH FLOWS

Operating Activities

For the three months ended December 31, 2006, cash used in operating activities was $20.9 million, as compared to cash used in operating activities of $113.4 million for the three months ended December 31, 2005. The change of $92.5 million was largely due to lower cash requirements to finance accounts receivable of $42.9 million resulting from a decline in sales of $84.1 million. The change in inventory levels during the quarter ended December 31, 2005 was greater than the change during the quarter ended December 31, 2006, which favorably impacted net cash used in operating activities on a comparable basis by $13.7 million. Since the recapitalization in April 2006, we have obtained more favorable credit terms from our home heating oil suppliers and hedging counterparties. As a result of these new credit terms, cash from operating activities was favorably impacted by $32.2 million during the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.

Investing Activities

During the three months ended December 31, 2006, we spent $1.1 million for fixed assets and received $0.6 million from the sale of certain fixed assets. Cash flow used in investing activities was $2.6 million for the three months ended December 31, 2005.

Financing Activities

For the three months ended December 31, 2006, cash from financing activities was zero. For the three months ended December 31, 2005, cash flows from financing activities were $26.1 million, as we borrowed $33.3 million under our revolving credit facility, repaid $6.6 million under the revolving credit facility, repaid long-term debt of $0.04 million, and paid $0.6 million to amend our bank facility.

As a result of the above activity, cash decreased by $21.4 million, to $69.7 million as of December 31, 2006.

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources

Our ability to satisfy our financial obligations depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high wholesale heating oil prices to customers, the effects of high net customer attrition, conservation and other factors, most of which are beyond our control. In the near term, capital requirements are expected to be provided by cash flows from operating activities, cash on hand at December 31, 2006 or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility and repaid from subsequent seasonal reductions in inventory and accounts receivable.

We have an asset based revolving credit facility with a group of lenders, which provides us with the ability to borrow up to $260 million for working capital purposes (subject to certain borrowing base limitations and coverage ratios) including the issuance of up to $95 million in letters of credit. From December through March of each year, we can borrow up to $310.0 million. Obligations under the revolving credit facility are secured by liens on substantially all of our assets including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

Under the terms of the revolving credit facility, we must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $25.0 million or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 to 1.0. As of December 31, 2006, availability was $151.0 million and the fixed charge coverage ratio was 2.94 to 1.0. As of December 31, 2006, $72.0 million in letters of credit were outstanding, of which $51.2 million are for current and future insurance reserves and $20.8 million are for future inventory purchases. There were no outstanding working capital borrowings as of December 31, 2006 or February 8, 2007.

Before October 2007, we must implement certain changes to ensure compliance with amended Environmental Protection Agency regulations. We currently estimate that the capital required to effectuate these requirements will range from $1.0 to $1.5 million. Annual maintenance capital expenditures are estimated to be approximately $4 to $6 million, excluding the capital requirements for environmental compliance. Our business strategy is to increase unitholder value through increased market share through the acquisition of other home heating oil distributors. These acquisitions will be funded from cash or through our revolving credit facility.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At December 31, 2006, we had outstanding borrowings totaling $174.1 million, none of which is subject to variable interest rates.

We also selectively use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at December 31, 2006, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $5.2 million to a fair market value of $(10.5) million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $4.8 million to a fair market value of $(20.5) million.

Item 4.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The General Partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2006, to ensure that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2006.

(b)	Change in Internal Control over Financial Reporting.

No change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

(c)	The general partner and the Partnership believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(d)	The Partnership disclosed in its annual report on Form 10-K for the fiscal year ended September 30, 2006, a material weakness in internal control over financial reporting relating to the Partnership’s accounting for certain derivative transactions. The Partnership determined that certain derivative transactions did not comply with the technical requirements of the Statement of Financial Accounting Standards “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) to qualify for hedge accounting. For the first fiscal quarter ended December 31, 2006, the Partnership did not designate any of its derivative instruments for hedge accounting treatment, which eliminated the need to remediate the previously reported material weakness. The Partnership is currently evaluating the accounting technical expertise necessary for compliance with SFAS 133 and considering whether to elect hedge accounting in future periods.

PART II OTHER INFORMATION

Item 1

Legal Proceedings

On or about October 21, 2004, a purported class action lawsuit on behalf of a purported class of unitholders was filed against the Partnership and various subsidiaries and officers and directors in the United States District Court of the District of Connecticut entitled Carter v. Star Gas Partners, L.P., et. al., No. 3:04-cv-01766-IBA, et. al. Subsequently, 16 additional class action complaints, alleging the same or substantially similar claims, were filed in the same district court. The class actions were consolidated into one consolidated amended complaint.

On September 23, 2005, defendants filed motions to dismiss the consolidated amended complaint for failure to state a claim under the federal securities laws and failure to satisfy the applicable pleading requirements of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), and the Federal Rules of Civil Procedure. On August 21, 2006, the court issued its rulings on defendants’ motions to dismiss, granting the motions and dismissing the consolidated amended complaint in its entirety. On August 23, 2006, the court entered a judgment of dismissal. On September 7, 2006, the plaintiffs moved for reconsideration and to alter and reopen the court’s August 23, 2006 judgment of dismissal and for leave to file a second consolidated amended complaint. On October 20, 2006, defendants filed their memorandum of law in opposition to the plaintiffs’ motion. Plaintiffs filed their reply brief on or about November 20, 2006. The matter is now fully briefed by the parties and under consideration by the Court. In the interim, discovery in the matter remains stayed pursuant to the mandatory stay provisions of the PSLRA. (See Note 10 – Commitments and Contingencies)

Our operations are subject to all operating hazards and risks normally incidental to handling, storing and transporting and otherwise providing for use by consumers of combustible liquids such as propane and home heating oil. As a result, at any given time we are a defendant in various legal proceedings and litigation arising in the ordinary course of business. We maintain insurance policies with insurers in amounts and with coverages and deductibles we believe are reasonable and prudent. However, we cannot assure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. In addition, the occurrence of an explosion may have an adverse effect on the public’s desire to use our products. In the opinion of management, except as described above we are not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on our results of operations, financial position or liquidity. (See Note 10 – Commitments and Contingencies)

Item 1A

Risk Factors

An investment in the Partnership involves a high degree of risk.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Partnership. Other unknown or unpredictable factors could also have material adverse effects on future results

Item 5.

Other Information

(a)	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

(i) On February 8, 2007, Mr. Joseph Cavanaugh announced his retirement as the Chief Executive Officer of the Partnership, effective as of May 31, 2007. Mr. Cavanaugh will continue to serve as a director of the general partner of the Partnership.

(ii) Simultaneously with Mr. Cavanaugh’s retirement, Mr. Daniel P. Donovan was named Chief Executive Officer of the Partnership, effective as of May 31, 2007. In addition to serving as the Chief Executive Officer, Mr. Donovan will continue to hold the position of President of the Partnership. Mr. Donovan is also a director of the general partner. Information required by Item 401(b), (d) and (e) of Regulation S-K is incorporated herein by reference to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, Part III, Item 10, “Directors and Executive Officers of the General Partner.” Information required by Item 404(a) of Regulation S-K and Item 5.02(c)(3) of Form 8-K is incorporated herein by reference to the Partnership’s Annual Report on from 10-K for the fiscal year ended September 30, 2006, Part III, Item 11, “Executive Compensation – Employment Contracts and -Management Incentive Compensation Plan.”

Item 6.

Exhibits

(a)	Exhibits Included Within:

31.1	Rule 13a-14(a) Certification, Star Gas Partners, L.P.

31.2	Rule 13a-14(a) Certification., Star Gas Finance Company

31.3	Rule 13a-14(a) Certification, Star Gas Partners, L.P.

31.4	Rule 13a-14(a) Certification, Star Gas Finance Company

32.1	Section 906 Certification.

32.2	Section 906 Certification.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.
(Registrant)

By:	STAR GAS LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ RICHARD F. AMBURY	Chief Financial Officer	February 9, 2007
Richard F. Ambury	Star Gas LLC
(Principal Financial Officer)

Signature	Title	Date

/s/ RICHARD G. Oakley	Vice President - Controller	February 9, 2007
Richard G. Oakley	Star Gas LLC
(Principal Accounting Officer)

Star Gas Finance Company

(Registrant)

Signature	Title	Date

/s/ RICHARD F. AMBURY	Chief Financial Officer	February 9, 2007
Richard F. Ambury	(Principal Financial Officer)

Signature	Title	Date

/s/ RICHARD G. Oakley	Vice President - Controller	February 9, 2007
Richard G. Oakley	(Principal Accounting Officer)