Form 10-Q
period 2007-03-31
STAR GAS PARTNERS LP; STAR GAS FINANCE CO
filed 2007-05-09
CIK 1002590, 1223037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At April 30, 2007 the registrants had units and shares of each issuer’s classes of common stock outstanding as follows:

Star Gas Partners, L.P.	Common Units	75,774,336
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
(in thousands )	2007	2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$59,715	$91,121
Receivables, net of allowance of $9,811 and $6,532, respectively	200,142	87,393
Inventories	48,814	75,859
Fair asset value of derivative instruments	4,030	3,766
Weather insurance contract	4,305	—
Prepaid expenses and other current assets	32,749	37,741

Total current assets	349,755	295,880

Property and equipment, net	40,881	42,377
Long-term portion of accounts receivables	2,600	3,513
Goodwill	166,926	166,522
Intangibles, net	51,499	61,007
Deferred charges and other assets, net	9,694	10,899
Long-term assets held for sale	648	1,010

Total assets	$622,003	$581,208

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$21,725	$21,544
Fair liability value of derivative instruments	3,523	13,790
Current maturities of long-term debt	49	96
Accrued expenses and other current liabilities	74,083	62,651
Unearned service contract revenue	39,079	36,634
Customer credit balances	31,588	73,863

Total current liabilities	170,047	208,578

Long-term debt	173,954	174,056
Other long-term liabilities	25,082	25,249

Partners’ capital (deficit)
Common unitholders	274,073	194,818
General partner	47	(293)
Accumulated other comprehensive loss	(21,200)	(21,200)

Total partners’ capital	252,920	173,325

Total liabilities and partners’ capital	$622,003	$581,208

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per unit data - unaudited)	2007	2006	2007	2006
		(restated)		(restated)
Sales:
Product	$534,856	$495,797	$815,258	$854,666
Installations and service	42,068	43,324	91,910	98,836

Total sales	576,924	539,121	907,168	953,502
Cost and expenses:
Cost of product	385,922	368,588	592,158	630,868
Cost of installations and service	44,384	47,661	94,858	105,356
Change in the fair value of derivative instruments	(18,462)	(11,230)	(12,147)	29,333
Delivery and branch expenses	68,988	57,917	115,820	116,915
Depreciation and amortization expenses	7,316	7,924	14,688	16,409
General and administrative expenses	5,924	6,001	10,274	12,795

Operating income	82,852	62,260	91,517	41,826
Interest expense	(5,136)	(7,958)	(10,244)	(15,498)
Interest income	1,579	849	3,373	1,707
Amortization of debt issuance costs	(571)	(642)	(1,141)	(1,273)

Income before income taxes and cumulative effect of change in accounting principles	78,724	54,509	83,505	26,762
Income tax expense	3,845	440	3,910	690

Income before cumulative effect of change in accounting principles	74,879	54,069	79,595	26,072
Cumulative effect of change in accounting principles - change in inventory pricing method	—	—	—	(344)

Net income	$74,879	$54,069	$79,595	$25,728

General Partner’s interest in net income	320	488	340	229

Limited Partners’ interest in net income	$74,559	$53,581	$79,255	$25,499

Basic and diluted income per Limited Partner Unit:
Net income before cumulative effect of change in accounting principles	$0.98	$1.49	$1.05	$0.72

Net income	$0.98	$1.49	$1.05	$0.71

Weighted average number of Limited Partner units outstanding:
Basic	75,774	35,903	75,774	35,903

Diluted	75,774	35,903	75,774	35,903

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

AND COMPREHENSIVE INCOME

	Number of Units
(in thousands)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2006	75,774	326	$194,818	$(293)	$(21,200)	$173,325

Comprehensive Income:
Net income (unaudited)			79,255	340	—	79,595

Total comprehensive income			79,255	340	—	79,595

Balance as of March 31, 2007 (unaudited)	75,774	326	$274,073	$47	$(21,200)	$252,920

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
(in thousands - unaudited)	2007	2006
		(restated)
Cash flows provided by (used in) operating activities:
Net income	$79,595	$25,728

Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of derivative instruments	(12,147)	29,333
Depreciation and amortization	15,829	17,682
Cumulative effect of change in accounting principle	—	344
Provision for losses on accounts receivable	4,605	4,459
Gain on sales of fixed assets, net	(339)	(451)
Changes in operating assets and liabilities:
Increase in receivables	(115,576)	(127,177)
Decrease in inventories	27,210	8,253
Increase in weather insurance contract	(4,305)	—
Decrease (increase) in other assets and assets held for sale, net	6,487	(4,863)
Increase (decrease) in accounts payable	181	(2,359)
Decrease in other current and long-term liabilities	(28,985)	(31,200)

Net cash used in operating activities	(27,445)	(80,251)

Cash flows provided by (used in) investing activities:
Capital expenditures	(2,492)	(3,090)
Proceeds from sales of fixed assets	733	1,295
Cash paid for acquisitions	(2,155)	—

Net cash used in investing activities	(3,914)	(1,795)

Cash flows provided by (used in) financing activities:
Working capital facility borrowings	—	46,336
Working capital facility repayments	—	(52,898)
Repayment of debt	(47)	(748)
Increase in deferred charges	—	(594)

Net cash used in financing activities	(47)	(7,904)

Net decrease in cash and cash equivalents	(31,406)	(89,950)

Cash and cash equivalents at beginning of period	91,121	99,148

Cash and cash equivalents at end of period	$59,715	$9,198

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMNTS (UNAUDITED)

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat their homes and buildings. Star Gas Partners is a master limited partnership, which at March 31, 2007 had outstanding 75.8 million common units (NYSE: “SGU” representing an 99.6% limited partner interest in Star Gas Partners) and 0.3 million general partner units (representing an 0.4% general partner interest in Star Gas Partners).

The Partnership is organized as follows:

•

The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership’s operations are conducted through Petro Holdings, Inc. (“Petro”) and its subsidiaries. Petro is a Minnesota corporation that is a wholly-owned subsidiary of Star/Petro, Inc., which is a wholly-owned subsidiary of the Partnership. Petro is a retail distributor of home heating oil that as of March 31, 2007 served approximately 438,000 total customers in the Northeast and Mid-Atlantic regions.

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

As a result of the restatement for the three months ended March 31, 2006, net income increased by $10.5 million due to the effect of derivative transactions, which positively impacted the change in the fair value of derivative instruments by $11.2 million and increased cost of product by $0.7 million. For the six months ended March 31, 2006, net income was reduced by $30.4 million due to the effect of derivative transactions, which negatively impacted the change in the fair value of derivative instruments by $29.3 million and increased cost of product by $1.0 million.

As of March 31, 2006, the balance in prepaid expenses and other current assets was reduced by $9.4 million to reflect a reclassification of $3.3 million to fair asset value of derivative instruments and a reduction to prepaid pension expense of $6.1 million. Long-term liabilities were reduced by $6.1 million, as the $6.1 million reclassification from prepaid pension expense was netted against the minimum pension obligation. Partners’ capital increased by $4.6 million and accumulated other comprehensive (loss) increased by $4.6 million to reflect the effects relating to derivative transactions of $3.1 million and the cumulative unrecognized pension gain of $1.5 million.

The following tables set forth the effects of the restatement relating to derivatives transactions on affected line items within our previously reported financial statements for the three and six months ended March 31, 2006.

	Three Months Ending March 31, 2006		Six Months Ending March 31, 2006
(In thousands except per unit amounts)	As Previously Reported	Restated	As Previously Reported	Restated
Statement of Operations
Cost of product	$367,870	$368,588	$629,841	$630,868
Change in the fair value of derivative instruments	—	(11,230)	—	29,333
Operating income	51,748	62,260	72,185	41,826
Income before cumulative effect of changesin accounting principles	43,557	54,069	56,431	26,072
Net income	43,557	54,069	56,087	25,728
Basic and diluted income from continuing operationsper unit	1.20	1.49	1.55	0.72
Basic and diluted net income loss per unit	$1.20	$1.49	$1.54	$0.71
Consolidated Balance Sheets
Fair asset value of derivative instruments	$—	$3,331	$—	$3,331
Prepaid expenses and other current assets	47,058	37,614	47,058	37,614
Current assets	314,043	307,930	314,043	307,930
Fair liability value of derivative instruments	—	—	—	—
Total current liabilities	147,462	not restated	147,462	not restated
Other long-term liabilities	31,645	25,532	31,645	25,532
Partners’ capital	187,533	192,099	187,533	192,099
Partners’ capital accumulated other comprehensive loss	$(16,697)	$(21,263)	$(16,697)	$(21,263)

3) Recapitalization

Effective as of April 28, 2006, the Partnership completed a recapitalization of the Partnership.

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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. The results of operations for the three and six month periods ended March 31, 2007 and March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Basic and Diluted Net Income per Limited Partner Unit

Net income per limited partner unit is computed by dividing net income, after deducting the general partner’s interest, by the weighted average number of common units, senior subordinated units and junior subordinated units outstanding. Each unit in each of the partnership’s ownership classes participates in net income equally.

Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

Inventories

At September 30, 2005, the Partnership’s inventory of heating oil and other fuels were stated at the lower of cost or market computed on the first-in, first-out (FIFO) method. Effective October 1, 2005, the Partnership changed from the FIFO method to the weighted average cost (WAC) method for heating oil and other fuels. All other inventories, representing parts and equipment have been and continue to be stated at the lower of cost or market using the FIFO method. (See Note 5 Change in Accounting Principle)

(in thousands)	Mar. 31, 2007	Sept. 30, 2006
Heating oil and other fuels	$36,505	$63,618
Fuel oil parts and equipment	12,309	12,241

	$48,814	$75,859

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

(in thousands)	Mar. 31, 2007	Sept. 30, 2006
Property, plant and equipment	$124,623	$122,502
Less: accumulated depreciation	83,742	80,125

Property, plant and equipment, net	$40,881	$42,377

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

Partners’ Capital

Comprehensive income includes net income, plus certain other items that are recorded directly to partners’ capital. Accumulated other comprehensive income reported on the Partnerships’ consolidated balance sheets consists of unrealized losses on pension plan obligations. For the three months ended March 31, 2007 and 2006, comprehensive income was comprised of net income of $74,879 and $54,069 respectively. For the six months ended March 31, 2007 and 2006, comprehensive income was comprised of net income of $79,595 and $25,728 respectively.

Income Taxes

The Partnership is a master limited partnership and is not subject to tax at the entity level for federal and state income tax purposes. Rather, any income and losses of the Partnership are allocated directly to the individual partners. Except for the Partnership’s corporate subsidiaries, no recognition has been given to federal income taxes in the accompanying financial statements of the Partnership. While the Partnership’s corporate subsidiaries will generate non-qualifying Master Limited Partnership revenue, distributions from the corporate subsidiaries to the Partnership are generally included in the determination of qualified Master Limited Partnership income. All or a portion of the distributions received by the Partnership from the corporate subsidiaries could be taxable as either a dividend or capital gain to the partners.

The accompanying financial statements are reported on a fiscal year basis, however, the Partnership and its Corporate subsidiaries file state and federal income tax returns on a calendar year basis.

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

5) Change in Accounting Principle

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

6) Goodwill and Intangibles, net

A summary of changes in the Partnership’s goodwill is as follows (in thousands):

Balance as of September 30, 2006	$166,522
Fiscal 2007 acquisitions	404

Balance as of March 31, 2007	$166,926

Intangible assets subject to amortization consist of the following (in thousands):

	March 31, 2007			September 30, 2006
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists	$188,347	$136,851	$51,496	$187,604	$126,601	$61,003
Covenants not to compete	4,755	4,752	3	4,755	4,751	4

	$193,102	$141,603	$51,499	$192,359	$131,352	$61,007

Amortization expense for intangible assets was $10.3 million for the six months ended March 31, 2007 compared to $10.2 million for the six months ended March 31, 2006. Total estimated annual amortization expense related to intangible assets subject to amortization, for the fiscal year ending September 30, 2007, and the four succeeding fiscal years ending September 30, is as follows (in thousands):

Estimated Annual Amortization Expense

2007	$20,208
2008	$18,471
2009	$11,728
2010	$6,546
2011	$4,494

7) Acquisitions

During fiscal year 2007, the Partnership acquired two retail heating oil dealers. The aggregate purchase price was approximately $2.2 million.

The Partnership made no acquisitions in fiscal 2006.

The acquired assets and assumed liabilities were recorded at fair value based on valuations and estimates. The excess of the cost of acquired net assets over fair value was recorded as goodwill. Estimates used to determine fair value may be subject to change.

The following table indicates the allocation of the aggregate purchase price paid and the respective periods of amortization assigned for fiscal 2007 acquisitions (in thousands):

	2007	Useful Lives
Furniture and equipment	$7	7 years
Fleet	281	1 -10 years
Customer lists	743	7 years
Goodwill	404	—
Working Capital	851	—
Other Liabilities	(131)	—

Total	$2,155

8) Employee Pension Plan

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2007	2006	2007	2006
Components of net periodic benefit cost
Service cost	$—	$—	$—	$—
Interest cost	873	843	1,746	1,686
Expected return on plan assets	(966)	(989)	(1,932)	(1,978)
Net amortization	345	404	690	808

Net periodic benefit cost	$252	$258	$504	$516

The Partnership is not required to contribute to its plans during fiscal 2007 to fund its pension obligations.

9) Supplemental Disclosure of Cash Flow Information

	Six Months Ended March 31,
(in thousands)	2007	2006
Cash paid (received) during the period for:
Income taxes, net	$(92)	$(303)
Interest, net	$6,851	$13,904
Non-cash financing activities:
Decrease in long-term debt—amortization of debt discount	$102	$156
Decrease in interest expense	$(102)	$(156)
Increase in fixed assets	$—	$874
Increase in other current and long-term liabilities for capital leases	$—	$(874)

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

The class action plaintiffs generally allege that the Partnership violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated hereunder, by purportedly failing to disclose, among other things: (1) problems with the restructuring of Star Gas’s dispatch system and customer attrition related thereto; (2) that Star Gas’ business process improvement program was not generating the benefits allegedly claimed; (3) that Star Gas was struggling to maintain its profit margins; (4) that Star Gas’s fiscal 2004 second quarter profit margins were not representative of its ability to pass on heating oil price increases; and (5) that Star Gas was facing an inability to pay its debts and that, as a result, its credit rating and ability to obtain future financing was in jeopardy. The class action plaintiffs seek an unspecified amount of compensatory damages including interest against the defendants jointly and severally and an award of reasonable costs and expenses. On February 23, 2005, the Court consolidated the Class Action Complaints and heard argument on motions for the appointment of lead plaintiff. On April 8, 2005, the Court appointed the lead plaintiff. Pursuant to the Court’s order, the lead plaintiff filed a consolidated amended complaint on June 20, 2005 (the “Consolidated Amended Complaint”). The Consolidated Amended Complaint named: (a) Star Gas Partners, L.P.; (b) Star Gas LLC; (c) Irik Sevin; (d) Audrey Sevin; (e) Hanseatic Americas, Inc.; (f) Paul Biddelman; (g) Ami Trauber; (h) A.G. Edwards & Sons Inc.; (i) UBS Investment Bank; and (j) RBC Dain Rauscher Inc. as defendants. The Consolidated Amended Complaint added claims arising out of two registration statements and the same transactions under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as well as certain allegations concerning the Partnership’s hedging practices. On September 23, 2005, defendants filed motions to dismiss the Consolidated Amended Complaint for failure to state a claim under the federal securities laws and failure to satisfy the applicable pleading requirements of the Private Securities Litigation Reform Act of 1995 or PSLRA, and the Federal Rules of Civil Procedure. On July 27, 2006, the Court heard oral argument on the pending motions to dismiss. On August 21, 2006, the court issued its rulings on defendants’ motions to dismiss, granting the motions and dismissing the consolidated amended complaint in its entirety. On August 23, 2006, the court entered a judgment of dismissal. On September 7, 2006, the plaintiffs moved for reconsideration and to alter and reopen the court’s August 23, 2006 judgment of dismissal and for leave to file a second consolidated amended complaint (“Plaintiffs’ Post-Judgment Motion”). On October 20, 2006, defendants filed their memorandum of law in opposition to the Plaintiffs’ Post-Judgment Motion. Plaintiffs filed their reply brief on or about November 20, 2006. On March 22, 2007 the Court issued its decision denying Plaintiffs’ Post-Judgment Motion.

On April 3, 2007, the Star Gas Defendants filed a Motion for a Mandatory Rule 11 Inquiry and fee shifting which seeks recovery of Defendants’ legal fees pursuant to the PSLRA. On April 24, 2007, class plaintiffs filed their opposition to that motion. The Star Gas Defendants’ reply is due on May 8, 2007.

On April 20, 2007, class plaintiffs filed a notice of appeal to the Court of Appeals for the Second Court of Judge Arterton’s decisions dismissing the amended complaint and denying Plaintiffs’ Post-Judgment Motion. In the interim, discovery in the matter remains stayed pursuant to the mandatory stay provisions of the PSLRA. While no prediction may be made as to the outcome of litigation, we intend to defend against this class action vigorously.

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

11) Earnings Per Limited Partner Units

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per unit data)	2007	2006	2007	2006
		(restated)		(restated)
Income before cumulative effect of changes in accounting principles per Limited Partner unit:
Basic and Diluted	$0.98	$1.49	$1.05	$0.72
Cumulative effect of change in accounting principles—change in inventory pricing method per Limited Partner unit:
Basic and Diluted	—	—	—	(0.01)

Net income per Limited Partner unit:
Basic and Diluted	$0.98	$1.49	$1.05	$0.71

Basic and Diluted Earnings Per Limited Partner:
Net income	$74,879	$54,069	$79,595	$25,728
Less: General Partners’ interest in net income	320	488	340	229

Limited Partner’s interest in net income	$74,559	$53,581	$79,255	$25,499

Common Units	75,774	32,166	75,774	32,166
Senior Subordinated Units	—	3,392	—	3,392
Junior Subordinated Units	—	345	—	345

Weighted average number of Limited Partner units outstanding	75,774	35,903	75,774	35,903

12) Subsequent Events

In May 2007, the Partnership purchased the customer lists and assets of a heating oil dealership in New York for $3.8 million.

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

Overview

During March 2007, we completed our transition from a centralized customer service model to a more traditional customer service model in which the majority of our customer service calls are answered locally. We intend to utilize the centralized call center for certain off-peak and weekend hours.

The following is a discussion of the historical condition and results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the description of our business in Item 1. “Business” (in the Partnership’s Annual Report on From 10-K for the fiscal year ended September 30, 2006) and the historical Financial and Operating Data and Notes thereto included elsewhere in this Report.

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

Derivatives

SFAS No. 133, established accounting and reporting standards requiring that our derivative instruments be recorded at fair value. As the Partnership does not designate its derivatives for hedge accounting treatment, we could experience significant volatility in earnings as these outstanding derivatives are market to market. The volatility in any given period related to unrealized gains or losses on derivative instruments can be material to the overall results of the Partnership.

Seasonality

In analyzing our financial results, the following matters should be considered. Our fiscal year ends on September 30. All references to quarters and years respectively in this document are to fiscal quarters and years unless otherwise noted. The seasonal nature of our business results in the sale of approximately 30% of our volume of home heating oil in the first fiscal quarter and 45% of our volume in the second fiscal quarter of each fiscal year, the peak heating season. Sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices and other factors. Gross profit is affected not only by weather patterns but also by changes in customer mix. In addition, our gross profit margins vary by geographic region. Accordingly, gross profit margins could vary significantly from year to year in a period of identical sales volumes.

Weather Insurance Contract – Warm Weather

Weather conditions have a significant impact on the demand for home heating oil because our customers depend on this product principally for space heating purposes. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. Furthermore, warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized on those sales and, consequently, our results of operations. We have purchased weather insurance to help mitigate the adverse effect of warm weather on our cash flows. The most recent current weather insurance contract covered the period from November 1, 2006 to February 28, 2007, taken as a whole. The strike or “pay-off” price is based on the 10 year moving average of degree days for the contract period and has been set at approximately 3% less than the 10 year moving average. For every degree day not realized below the strike-price we will receive $35,000, up to a maximum of $12.5 million. At December 31, 2006, we recorded a $7.2 million asset under this weather insurance contract in accordance with EITF 99-2. Temperatures in January and February 2007 were colder than the 10 year average and we lowered the expected proceeds under this contract by $2.9 million to $4.3 million at March 31, 2007. As of March 31, 2007, we recorded a receivable of $4.3 million for weather insurance, which was paid on April 12, 2007.

Customer Attrition

	Three Months Ended			Six Months Ended
	03/31/07	03/31/06	12/31/06	12/31/05	03/31/07	03/31/06
Gross customer gains	13,900	11,300	21,500	25,000	35,400	36,300
Gross customer losses	(19,200)	(21,800)	(25,600)	(32,200)	(44,800)	(54,000)

Net customer loss	(5,300)	(10,500)	(4,100)	(7,200)	(9,400)	(17,700)

For the three months ended March 31, 2007, we lost 5,300 accounts (net) or 1.3% of our home heating oil customer base, as compared to the three months ended March 31, 2006 in which we lost 10,500 accounts (net) or 2.4% of our home heating oil customer base. This reduction in net losses of 5,200 accounts was due to an increase in gross customer gains of 2,600 accounts and a reduction in customer losses of 2,600.

For the six months ended March 31, 2007, we lost 9,400 accounts (net) or 2.3% of our home heating oil customer base, as compared to the six months ended March 31,2006 in which we lost 17,700 accounts (net) or 4.0% of our home heating oil customer base. This reduction in net losses of 8,300 accounts was due to a decrease in gross customer gains of 900 accounts and a reduction in gross customer losses of 9,200 accounts.

Results of Operations

The following is a discussion of the results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Quarterly Report.

Three Months Ended March 31, 2007

Compared to the Three Months Ended March 31, 2006

Volume

For the three months ended March 31, 2007, retail volume of home heating oil increased by 12.6 million gallons, or 6.9%, to 195.1 million gallons, as compared to 182.5 million gallons for the three months ended March 31, 2006, as the impact of colder weather and acquisitions was reduced by net customer attrition and other factors. Volume of other petroleum products increased by 1.4 million gallons, or 7.3%, to 20.9 million gallons for the three months ended March 31, 2007, as compared to 19.5 million gallons for the three months ended March 31, 2006. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil
Volume—Three months ended March 31, 2006	182.5
Impact of colder temperatures	25.8
Net customer attrition	(9.1)
Acquisitions	0.5
Delivery scheduling and other	(4.6)

Change	12.6

Volume—Three months ended March 31, 2007	195.1

Temperatures in our geographic areas of operations for the three months ended March 31, 2007 were 14.1% colder than the three months ended March 31, 2006 and were 0.9% warmer than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). For the twelve months ended March 31, 2007, net customer attrition was 5.0%. Home heating oil volume increased by 0.5 million gallons due to two acquisitions completed in fiscal 2007. Excluding the impact of weather, we expect that home heating oil volume for the remainder of fiscal 2007 will be less than the comparable period in fiscal 2006 due to net customer attrition, conservation and other factors.

The percentage of home heating oil volume sold to residential variable price customers increased to 46.5% of total home heating oil volume sales for the three months ended March 31, 2007, as compared to 45.5% for the three months ended March 31, 2006. Accordingly, the percentage of home heating oil volume sold to residential price-protected customers decreased to 38.3% for the three months ended March 31, 2007, as compared to 39.1% for the three months ended March 31, 2006. For the three months ended March 31, 2007, sales to commercial/industrial customers represented 15.2% of total home heating oil volume sales, as compared to 15.4% for the three months ended March 31, 2006.

Product Sales

For the three months ended March 31, 2007, product sales increased $39.1 million, or 7.9%, to $534.9 million, as compared to $495.8 million for the three months ended March 31, 2006 primarily due to the 6.9% increase in home heating oil volume sold and to a lesser extent, a 1.2% increase in selling prices. Average home heating oil selling prices increased by $0.0291 per gallon from $2.5076 per gallon for the three months ended March 31, 2006 to $2.5367 for the three months ended March 31, 2007.

Installation and Service Sales

For the three months ended March 31, 2007, service and installation sales decreased $1.3 million, or 2.9%, to $42.1 million, as compared to $43.3 million for the three months ended March 31, 2006, as a decline in installation sales of $2.4 million was reduced by a $1.1 million increase in service revenue. The decline in installation sales was affected by the warmer weather experienced in the fiscal first quarter and in January 2007, as well as increased customer credit standards.

Cost of Product

For the three months ended March 31, 2007, cost of product increased $17.3 million, or 4.7%, to $385.9 million, as compared to $368.6 million for the three months ended March 31, 2006, as the 6.9% increase in home heating oil volume was partially offset by a decrease in wholesale product cost. Average wholesale product cost for home heating oil decreased by $0.038 per gallon, or 2.1%, to an average of $1.7945 per gallon for the three months ended March 31, 2007, from an average of $1.8329 for the three months ended March 31, 2006.

We believe that the change in home heating oil margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil margins for the three months ended March 31, 2007 increased by $0.068 per gallon, to $0.7423 per gallon in the three months ended March 31, 2007 from $0.6748 per gallon in the three months ended March 31, 2006.

For the three months ended March 31, 2007, total product gross profit increased by $21.7 million, as compared to the three months ended March 31, 2006, due to the increase in realized home heating oil per gallon margins of $13.2 million and an increase of $8.5 million attributable to the increase in home heating oil volume.

Change in the Fair Value of Derivative Instruments

During the three months ended March 31, 2007, the change in the fair value of derivative instruments resulted in the recording of an $18.5 million net credit due to the expiration of certain hedged positions ($13.8 million), and an increase in market value for unexpired hedges ($4.7 million). During the three months ended March 31, 2006, the change in fair value of derivative instruments also resulted in the recording of an $11.2 million net credit due to the expiration of certain hedged positions ($6.2 million) and an increase in market value for unexpired hedges ($5.0 million).

Cost of Installations and Service

For the three months ended March 31, 2007, cost of installations and service decreased $3.3 million, or 6.9%, to $44.4 million, as compared to $47.7 million for the three months ended March 31, 2006, due to a decline in installation costs of $1.9 million and lower service expenses of $1.4 million. Installation costs were lower due to the previously noted decline in installation sales. Service expenses were lower despite colder weather due to our continued efforts to control our service department. The net loss realized from service (including installations) was reduced by $2.0 million, from $4.3 million for the three months ended March 31, 2006 to $2.3 million for the three months ended March 31, 2007.

Delivery and Branch Expenses

For the three months ended March 31, 2007, delivery and branch expenses increased $11.1 million, or 19.1%, to $69.0 million, as compared to $57.9 million for the three months ended March 31, 2006. The accounting of our weather insurance contract drove $7.3 million of this change. Due to the warmer temperatures experienced in November and December 2006, we recorded $7.2 million due under our weather insurance contract, which covers the period from November 1, 2006 to February 28, 2007, taken as a whole. (See Weather Insurance Contract discussion.) Temperatures in January and February 2007 were colder than the base temperatures under the contract and we lowered the expected proceeds which increased delivery and branch expenses by $2.9 million during the three months ended March 31, 2007. During the three months ended March 31, 2006, we recorded $4.4 million due under our weather insurance contract due to the warm temperatures experienced during that period, which lowered delivery and branch expenses. As a result, delivery and branch expenses increased by $7.3 million during the three months ended March 31, 2007. Excluding the impact of weather insurance, delivery and branch expenses increased $3.8 million, or 6.1%, slightly less than the 6.9% increase in home heating oil volume. On a cents per gallon basis (excluding the impact of weather insurance), these expenses declined slightly from 34.1 cents per gallon for the three months ended March 31, 2006 to 33.9 cents per gallon for the three months ended March 31, 2007.

Depreciation and Amortization

For the three months ended March 31, 2007, depreciation and amortization expenses declined by $0.6 million, or 7.7%, to $7.3 million, as compared to $7.9 million for the three months ended March 31, 2006 as certain assets, which were not replaced, became fully depreciated.

General and Administrative Expenses

For the three months ended March 31, 2007, general and administrative expenses decreased by $0.1 million, or 1.3%, to $5.9 million, as compared to $6.0 million for the three months ended March 31, 2006.

Operating Income

For the three months ended March 31, 2007, operating income increased $20.6 million to $82.9 million , as compared to $62.3 million for the three months ended March 31, 2006, as an increase in product gross profit of $21.7 million, a decline in net service and installation expense of $2.0 million, a favorable change in the impact of derivative instruments of $7.2 million and lower depreciation and amortization of $0.6 million was reduced by a volume driven $3.7 million increase in operating costs and the comparable period decrease in the weather insurance contract of $7.3 million.

Interest expense

For the three months ended March 31, 2007, interest expense decreased $2.8 million, or 35.5%, to $5.1 million, as compared to $8.0 million for the three months ended March 31, 2006. This decrease resulted from a lower average principal amount in total debt outstanding of approximately $124.3 million. Total debt outstanding declined by $92.5 million due to the recapitalization (see Note 3 to the Condensed Consolidated Financial Statements) and lower working capital borrowings of $31.5 million.

Interest Income

For the three months ended March 31, 2007, interest income increased by $0.7 million, or 86.2%, to $1.6 million, as compared to $0.9 million for the three months ended March 31, 2006 due to higher invested cash balances.

Amortization of Debt Issuance Costs

For the three months ended March 31, 2007, amortization of debt issuance costs was $0.6 million, unchanged from the three months ended March 31, 2006.

Income Tax Expense

For the three months ended March 31, 2007, income tax expense was $3.8 million, an increase of $3.4 million as compared to $0.4 million for the three months ended March 31, 2006, and represents certain state income tax, alternative minimum federal tax and capital taxes. Income taxes are recorded based on an annual effective rate (including any benefit of Net Operating Loss carry forwards), which is then applied to book income (or loss) before taxes, resulting in a quarterly tax charge (or benefit). The $3.4 million increase is due to the increase in 2007’s estimated taxable income by jurisdiction versus 2006.

Net Income

For the three months ended March 31, 2007, net income of $74.9 million was recorded as compared to net income of $54.1 million for the three months ended March 31, 2006. This increase in net income of $20.8 million was due to a $20.6 million increase in operating income and lower net interest expense of $3.6 million partially offset by an increase in income tax expense of $3.4 million.

Earnings From Continuing Operations Before Interest, Taxes, Depreciation and Amortization (EBITDA)

For the three months ended March 31, 2007, EBITDA increased $20.0 million, to $90.2 million, as compared to $70.2 million for the three months ended March 31, 2006 as the impact of the additional volume sold and higher margins resulted in an increase in EBITDA of $20.1 million and a $7.2 million increase relating to the change in fair value of derivative instruments was reduced by $7.3 million due to the difference in weather insurance. For the three months ended March 31, 2007 and 2006, EBITDA increased by the non-cash change in the fair value of derivative instruments of $18.5 million and $11.2 million, respectively.

EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA is calculated as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006
		(restated)
Income before cumulative effect of changes in accounting principle	$74,879	$54,069
Plus:
Income tax expense	3,845	440
Amortization of debt issuance costs	571	642
Interest expense, net	3,557	7,109
Depreciation and amortization	7,316	7,924

EBITDA(a)	90,168	70,184

Add/(subtract)
Income tax expense	(3,845)	(440)
Interest expense, net	(3,557)	(7,109)
Provision for losses on accounts receivable	2,653	2,482
Gain on sales of fixed assets, net	(92)	(878)
Change in the fair value of derivative instruments	(18,462)	(11,230)
Change in weather insurance contract	2,895	—
Change in operating other assets and liabilities	(76,320)	(19,822)

Net cash provided by (used in) operating activities	$(6,560)	$33,187

(a)	EBITDA was increased for the change in fair value of derivative instruments by $18.5 million and $11.2 million, respectively, for the three months ended March 31, 2007 and March 31, 2006.

Six Months Ended March 31, 2007

Compared to the Six Months Ended March 31, 2006

Volume

For the six months ended March 31, 2007, retail volume of home heating oil decreased by 19.4 million gallons, or 6.2%, to 294.3 million gallons, as compared to 313.7 million gallons for the six months ended March 31, 2006 largely due to net customer attrition. Volume of other petroleum products declined by 0.5 million gallons, or 1.3%, to 36.7 million gallons for the six months ended March 31, 2007, as compared to 37.1 million gallons for the six months ended March 31, 2006. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil
Volume—Six months ended March 31, 2006	313.7
Impact of colder temperatures	2.0
Net customer attrition	(15.6)
Acquisitions	0.5
Delivery scheduling and other	(6.3)

Change	(19.4)

Volume—Six months ended March 31, 2007	294.3

Temperatures in our geographic areas of operations for the six months ended March 31, 2007 were 0.6% colder than the six months ended March 31, 2006 and 8.3% warmer than normal, as reported by the NOAA. For the twelve months ended March 31, 2007, net customer attrition was 5.0%.

The percentage of home heating oil volume sold to residential variable price customers increased to 46.7% of total home heating oil volume sales for the six months ended March 31, 2007, as compared to 45.5% for the six months ended March 31, 2006. Accordingly, the percentage of home heating oil volume sold to residential price-protected customers decreased to 37.6% for the six months ended March 31, 2007, as compared to 38.7% for the six months ended March 31, 2006. For the six months ended March 31, 2007, sales to commercial/industrial customers represented 15.7% of total home heating oil volume sales, unchanged from the six months ended March 31, 2006.

Product Sales

For the six months ended March 31, 2007, product sales decreased $39.4 million, or 4.6%, to $815.3 million, as compared to $854.7 million for the six months ended March 31, 2006 as a 1.6% increase in home heating oil selling prices was reduced by the 6.2% decrease in home heating oil volume. Average home heating oil selling prices increased by $0.0389 per gallon from $2.4894 per gallon for the six months ended March 31, 2006 to $2.5283 for the six months ended March 31, 2007.

Installation and Service Sales

For the six months ended March 31, 2007, service and installation sales decreased $6.9 million, or 7.0%, to $91.9 million, as compared to $98.8 million for the six months ended March 31, 2006 as a decline in installation sales of $7.4 million was reduced by an increase in service revenue of $0.5 million. The decline in installation sales was affected by the warmer weather experienced during the first fiscal quarter of 2007, increased customer credit standards, and net customer attrition.

Cost of Product

For the six months ended March 31, 2007, cost of product decreased $38.7 million, or 6.1%, to $592.2 million, as compared to $630.9 million for the six months ended March 31, 2006 due to the 6.2% decrease in home heating oil volume and slightly lower wholesale product cost for home heating oil. Average wholesale product cost for home heating oil decreased by $0.0062 per gallon, or 0.3%, to an average of $1.7946 per gallon for the six months ended March 31, 2007, from an average of $1.8008 for the six months ended March 31, 2006.

Home heating oil margins for the six months ended March 31, 2007 increased by $0.0451 per gallon to $0.7338 per gallon in the six months ended March 31, 2007 from $0.6887 per gallon in the six months ended March 31, 2006.

For the six months ended March 31, 2007, total product gross profit decreased by $0.7 million, as compared to the six months ended March 31, 2006, as the increase due to higher home heating oil per gallon margins of $13.3 million was reduced by the impact of lower home heating oil volume of $13.4 million and a reduction in gross profit from petroleum products of $0.6 million.

Change in the Fair Value of Derivative Instruments

During the six months ended March 31, 2007, the change in fair value of derivative instruments resulted in the recording of a $12.1 million net credit due to the expiration of certain hedged positions ($11.3 million), and an increase in market value for unexpired hedges ($0.8 million). During the six months ended March 31, 2006, the change in fair value of derivative transactions resulted in the recording of a $29.3 million charge due to the expiration of certain hedged positions ($27.9 million), and a decrease in market value for unexpired hedges ($1.4 million).

Cost of Installations and Service

For the six months ended March 31, 2007, cost of installations and service decreased $10.5 million, or 10.0%, to $94.9 million, as compared to $105.4 million for the six months ended March 31, 2006 due to a decline in installation costs of $5.7 million and lower service expenses of $4.8 million. Installation costs were lower due to the previously noted decline in installation sales. Service expenses were lower due to our continued efforts to control our service department. The net loss realized from service (including installations) was reduced by $3.6 million, from a $6.5 million loss for the six months ended March 31, 2006 to a $3.0 million for the six months ended March 31, 2007.

Delivery and Branch Expenses

For the six months ended March 31, 2007, delivery and branch expenses decreased $1.1 million, or 0.9%, to $115.8 million, as compared to $116.9 million for the six months ended March 31, 2006. During the six months ended March 31, 2007, we recorded $4.3 million under our weather insurance contract, which lowered delivery and branch expenses. In the six months ended March 31, 2006, delivery and branch expenses were reduced by $4.4 million recorded under our weather insurance contract. On a cents per gallon basis (excluding the impact of weather insurance), these expenses increased 2.1 cents per gallon, or 5.6%, from 38.7 cents per gallon for the six months ended March 31, 2006 to 40.8 cents per gallon for the six months ended March 31, 2007, due to the fixed nature of certain delivery and branch expenses.

Depreciation and Amortization

For the six months ended March 31, 2007, depreciation and amortization expenses declined by $1.7 million, or 10.5%, to $14.7 million, as compared to $16.4 million for the six months ended March 31, 2006 as certain assets, which were not replaced, became fully depreciated.

General and Administrative Expenses

For the six months ended March 31, 2007, general and administrative expenses decreased by $2.5 million, or 19.7%, to $10.3 million, as compared to $12.8 million for the six months ended March 31, 2006 largely due to a reduction in legal and professional expenses.

Operating Income

For the six months ended March 31, 2007, operating income increased $49.7 million to a $91.5 million, as compared to $41.8 million for the six months ended March 31, 2006. The majority of this increase relates to the changes in the fair value of derivative instruments of $41.5 million. The balance of the change, or $8.2 million, was due to lower operating costs including net service and installation totaling $7.2 million, and lower depreciation and amortization expense of $1.7 million, partially offset by a decrease in product gross profit of $0.7 million.

Interest expense

For the six months ended March 31, 2007, interest expense decreased $5.3 million, or 33.9%, to $10.2 million, as compared to $15.5 million for the six months ended March 31, 2006. This decrease resulted from a lower average principal amount in total debt outstanding of approximately $112.4 million. Total debt outstanding declined due to the recapitalization ($92.5 million) (see Note 3 to the Condensed Consolidated Financial Statements) and lower working capital borrowings ($19.4 million).

Interest Income

For the six months ended March 31, 2007, interest income increased by $1.7 million to $3.4 million, as compared to $1.7 million for the six months ended March 31, 2006 due to higher invested cash balances.

Amortization of Debt Issuance Costs

For the six months ended March 31, 2007, amortization of debt issuance costs was $1.1 million slightly lower than the $1.3 million for the six months ended March 31, 2006.

Income Tax Expense

For the six months ended March 31, 2007, income tax expense was $3.9 million and represents certain state income tax, alternative minimum federal tax and capital taxes. Income taxes are recorded based on an annual effective rate (including any benefit of Net Operating Loss carry forwards), which is then applied to book income (loss) before taxes, resulting in a tax charge (or benefit). Income tax expense for the six months ended March 31, 2006 was $0.7 million.

Cumulative Effect of Change in Accounting Principle

Effective October 1, 2005, we changed our method of accounting from the first-in, first-out method to the weighted average cost method for heating oil and other fuel inventory. This change resulted in the recording of a charge of $0.3 million during the six months ended March 31, 2006.

Net Income

For the six months ended March 31, 2007, net income of $79.6 million was recorded as compared to a net income of $25.7 million for the six months ended March 31, 2006. This change of $53.9 million was due to a $49.7 million increase in operating income and lower net interest expense of $6.9 million, reduced by higher income tax expense of $3.2 million.

Earnings From Continuing Operations Before Interest, Taxes, Depreciation and Amortization (EBITDA)

For the six months ended March 31, 2007, EBITDA increased $48.0 million, to $106.2 million, as compared to $58.2 million for the six months ended March 31, 2006, of which $41.5 million relates to the change in fair value of derivative instruments and $6.5 is largely due to lower operating expenses. For the six months ended March 31, 2007, EBITDA was increased by the non-cash change in the fair value of derivative instruments of $12.1 million. For the six months ended March 31, 2006, EBITDA was negatively impacted by $29.3 million due to the non-cash change in the fair value of derivative instruments.

EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA is calculated as follows:

	Six Months Ended March 31,
(in thousands)	2007	2006
		(restated)
Income before cumulative effect of changes in accounting principle	$79,595	$26,072
Plus:
Income tax expense	3,910	690
Amortization of debt issuance costs	1,141	1,273
Interest expense, net	6,871	13,791
Depreciation and amortization	14,688	16,409

EBITDA (a)	106,205	58,235

Add/(subtract)
Income tax expense	(3,910)	(690)
Interest expense, net	(6,871)	(13,791)
Provision for losses on accounts receivable	4,605	4,459
Gain on sales of fixed assets, net	(339)	(451)
Change in the fair value of derivative instruments	(12,147)	29,333
Increase in weather insurance contract	(4,305)	—
Change in operating other assets and liabilities	(110,683)	(157,346)

Net cash used in operating activities	$(27,445)	$(80,251)

(a)	EBITDA was increased for the change in the fair value of derivative instruments by $12.1 million for the six months ended March 31, 2007 and was reduced for the change in fair value of derivative instruments by $29.3 million for the six months ended March 31, 2006.

DISCUSSION OF CASH FLOWS

Operating Activities

For the six months ended March 31, 2007, cash used in operating activities was $27.4 million, as compared to cash used in operating activities of $80.3 million for the six months ended March 31, 2006. The change of $52.8 million was largely due to lower cash requirements to finance accounts receivable of $11.6 million resulting from a decline in sales of $46.3 million, an increase in cash flow generated from operations of $10.5 million, and an $11.3 million decline in other assets and assets held for sale, primarily reflecting a reduction in cash deposits for future inventory purchases and insurance claims. In addition, the change in inventory levels during the six months ended March 31, 2007 was greater than the change during the six months ended March 31, 2006, which favorably impacted net cash used in operating activities on a comparable basis by $18.9 million.

Investing Activities

During the six months ended March 31, 2007, we spent $2.5 million for fixed assets, completed two acquisitions for $2.2 million and received $0.7 million from the sale of certain fixed assets. Cash flow used in investing activities was $1.8 million for the six months ended March 31, 2006.

Financing Activities

For the six months ended March 31, 2007, cash used in financing activities was $0.1 million. For the six months ended March 31, 2006, cash flows used in financing activities were $7.9 million, as we borrowed $46.3 million under our revolving credit facility, repaid $52.9 million under the revolving credit facility, repaid long-term debt of $0.7 million, and paid $0.6 million to amend our bank facility.

As a result of the above activity, cash decreased by $31.4 million, to $59.7 million as of March 31, 2007.

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources

Our ability to satisfy our financial obligations depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high wholesale heating oil prices to customers, the effects of high net customer attrition, conservation and other factors, most of which are beyond our control. In the near term, capital requirements are expected to be provided by cash flows from operating activities, cash on hand at March 31, 2007 or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility and repaid from subsequent seasonal reductions in inventory and accounts receivable.

We have an asset based revolving credit facility with a group of lenders, which provides us with the ability to borrow up to $260 million for working capital purposes (subject to certain borrowing base limitations and coverage ratios) including the issuance of up to $95 million in letters of credit. From December through March of each year, we can borrow up to $310.0 million. During this past heating season, we did not borrow under this facility. Obligations under the revolving credit facility are secured by liens on substantially all of our assets including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

Under the terms of the revolving credit facility, we must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $25.0 million or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 to 1.0. As of March 31, 2007, availability was $172.7 million and the fixed charge coverage ratio was 3.1 to 1.0. As of March 31, 2007, $67.5 million in letters of credit were outstanding, of which $51.2 million are for current and future insurance reserves and $16.3 million are for seasonal inventory purchases and other working capital purposes. There were no outstanding working capital borrowings as of March 31, 2007 or May 8, 2007.

Effective as of April 17, 2007, we amended the terms of the revolving credit facility agreement. Under the amendment, we are no longer restricted in the number of individual acquisitions we may make in any fiscal year, the dollar limit on individual acquisitions is increased from $10.0 million to $25.0 million and there is no longer a $25.0 million limit on the aggregate dollar amount of the acquisitions we may make in any fiscal year as long as we maintain certain financial ratios. In addition, to make an acquisition, the Partnership is now only required to have Availability (as defined in the credit agreement) of $30.0 million (reduced from $40.0 million), on a pro forma basis, during the last 12-month period ending on the date of such acquisition.

Before October 2007, we must implement certain changes to ensure compliance with amended Environmental Protection Agency regulations. We currently estimate that the capital required to effectuate these requirements will range from $1.0 to $1.5 million. Annual maintenance capital expenditures for fixed assets are estimated to be approximately $5 to $7 million, excluding the capital requirements for environmental compliance.

Our business strategy is to increase unitholder value through increased market share and we are actively pursuing the acquisition of other home heating oil distributors. These acquisitions will be funded from cash or through our revolving credit facility.

As of May 9, 2007, we have completed three acquisitions with expected annual volumes of 5.7 million gallons this fiscal year at a cost of $5.4 million for their long term assets. At March 31, 2007, we had over $179.7 million in working capital and are considering various alternatives for the use of our excess liquidity, primarily the purchase of additional home heating oil distributors.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At March 31, 2007, we had outstanding borrowings totaling $172.8 million, none of which is subject to variable interest rates.

We also selectively use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at March 31, 2007, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $4.6 million to a fair market value of $5.1 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $3.4 million to a fair market value of $(2.9) million.

Item 4.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The General Partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2007, to ensure that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2007.

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

On September 23, 2005, defendants filed motions to dismiss the Consolidated Amended Complaint for failure to state a claim under the federal securities laws and failure to satisfy the applicable pleading requirements of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), and the Federal Rules of Civil Procedure. On July 27, 2006, the Court heard oral argument on the pending motion to dismiss. On August 21, 2006, the court issued its rulings on defendants’ motions to dismiss, granting the motions and dismissing the consolidated amended complaint in its entirety On August 23, 2006, the court entered a judgment of dismissal. On September 7, 2006, the plaintiffs moved for reconsideration and to alter and reopen the court’s August 23, 2006 judgment of dismissal and for leave to file a second consolidated amended complaint (“Plaintiffs’ Post-Judgment Motion”). On October 20, 2006, defendants filed their memorandum of law in opposition to the Plaintiffs’ Post-Judgment Motion. Plaintiffs filed their reply brief on or about November 20, 2006. On March 22, 2007 the Court issued its decision denying Plaintiffs’ Post-Judgment Motion.

On April 3, 2007, the Star Gas Defendants filed a Motion for a Mandatory Rule 11 Inquiry and fee shifting which seeks recovery of Defendants’ legal fees pursuant to the PSLRA. On April 24, 2007, class plaintiffs filed their opposition to that motion. The Star Gas Defendants’ reply is due on May 8, 2007.

On April 20, 2007, class plaintiffs filed a notice of appeal to the Court of Appeals for the Second Court of Judge Arterton’s decisions dismissing the amended complaint and denying Plaintiffs’ Post-Judgment Motion. In the interim, discovery in the matter remains stayed pursuant to the mandatory stay provisions of the PSLRA. (See Note 10 – Commitments and Contingencies)

Our operations are subject to all operating hazards and risks normally incidental to handling, storing and transporting and otherwise providing for use by consumers of combustible liquids such as propane and home heating oil. As a result, at any given time we are a defendant in various legal proceedings and litigation arising in the ordinary course of business. We maintain insurance policies with insurers in amounts and with coverages and deductibles we believe are reasonable and prudent. However, we cannot assure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. In addition, the occurrence of an explosion may have an adverse effect on the public’s desire to use our products. In the opinion of management, except as described above we are not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on our results of operations, financial position or liquidity. (See Note 10 – Commitments and Contingencies)

Item 1A

Risk Factors

An investment in the Partnership involves a high degree of risk.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Partnership. Other unknown or unpredictable factors could also have material adverse effects on future results.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.

(Registrant)

By:	STAR GAS LLC AS GENERAL PARTNER

Signature		Title	Date
/s/ RICHARD F. AMBURY		Chief Financial Officer	May 9, 2007
Richard F. Ambury		Star Gas LLC
(Principal Financial Officer)

Signature		Title	Date
/s/ RICHARD G. Oakley		Vice President - Controller	May 9, 2007
Richard G. Oakley		Star Gas LLC
(Principal Accounting Officer)

Star Gas Finance Company (Registrant)

Signature		Title	Date
/s/ RICHARD F. AMBURY		Chief Financial Officer	May 9, 2007
Richard F. Ambury		(Principal Financial Officer)

Signature		Title	Date
/s/ RICHARD G. Oakley		Vice President - Controller	May 9, 2007
Richard G. Oakley		(Principal Accounting Officer)