Form 10-Q
period 2007-06-30
STAR GAS PARTNERS LP; STAR GAS FINANCE CO
filed 2007-08-09
CIK 1002590, 1223037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐        Accelerated filer   ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At July 31, 2007 the registrants had units and shares of each issuer’s classes of common stock outstanding as follows:

Star Gas Partners, L.P.	Common Units	75,774,336
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2007	September 30, 2006

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$132,837	$91,121
Receivables, net of allowance of $9,474 and $6,532, respectively	112,100	87,393
Inventories	60,214	75,859
Fair asset value of derivative instruments	8,534	3,766
Prepaid expenses and other current assets	28,167	37,741

Total current assets	341,852	295,880

Property and equipment, net	40,386	42,377
Long-term portion of accounts receivables	1,884	3,513
Goodwill	170,719	166,522
Intangibles, net	52,401	61,007
Deferred charges and other assets, net	9,137	10,899
Long-term assets held for sale	—	1,010

Total assets	$616,379	$581,208

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$17,552	$21,544
Fair liability value of derivative instruments	1,762	13,790
Current maturities of long-term debt	49	96
Accrued expenses and other current liabilities	72,533	62,651
Unearned service contract revenue	36,216	36,634
Customer credit balances	44,746	73,863

Total current liabilities	172,858	208,578

Long-term debt	173,903	174,056
Other long-term liabilities	24,966	25,249
Partners’ capital
Common unitholders	265,840	194,818
General partner	12	(293)
Accumulated other comprehensive loss	(21,200)	(21,200)

Total partners’ capital	244,652	173,325

Total liabilities and partners’ capital	$616,379	$581,208

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per unit data - unaudited)	2007	2006	2007	2006
		(restated)		(restated)
Sales:
Product	$178,971	$148,742	$994,229	$1,003,408
Installations and service	43,481	42,772	135,391	141,608

Total sales	222,452	191,514	1,129,620	1,145,016
Cost and expenses:
Cost of product	137,922	115,154	730,080	746,022
Cost of installations and service	40,624	41,112	135,482	146,468
(Increase) decrease in the fair value of derivative instruments	(4,857)	(2,257)	(17,004)	27,076
Delivery and branch expenses	44,073	46,543	159,893	163,458
Depreciation and amortization expenses	7,234	8,436	21,922	24,845
General and administrative expenses	3,887	4,853	14,161	17,648

Operating income (loss)	(6,431)	(22,327)	85,086	19,499
Interest expense	(5,037)	(5,787)	(15,281)	(21,285)
Interest income	2,953	1,704	6,326	3,411
Amortization of debt issuance costs	(571)	(595)	(1,712)	(1,868)
Loss on redemption of debt	—	(6,603)	—	(6,603)

Income (loss) before income taxes and cumulative effect of change in accounting principles	(9,086)	(33,608)	74,419	(6,846)
Income tax expense (benefit)	(818)	468	3,092	1,158

Income (loss) before cumulative effect of change in accounting principles	(8,268)	(34,076)	71,327	(8,004)
Cumulative effect of change in accounting principles - change in inventory pricing method	—	—	—	(344)

Net income (loss)	$(8,268)	$(34,076)	$71,327	$(8,348)

General Partner’s interest in net income (loss)	(35)	(189)	305	40

Limited Partners’ interest in net income (loss)	$(8,233)	$(33,887)	$71,022	$(8,388)

Basic and diluted income per Limited Partner Unit:
Net income (loss) before cumulative effect of change in accounting principles	$(0.11)	$(0.53)	$0.94	$(0.18)

Net income (loss)	$(0.11)	$(0.53)	$0.94	$(0.19)

Weighted average number of Limited Partner units outstanding:
Basic	75,774	63,944	75,774	45,250

Diluted	75,774	63,944	75,774	45,250

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

AND COMPREHENSIVE INCOME

(in thousands)	Number of Units		Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
	Common	General Partner
Balance as of September 30, 2006	75,774	326	$194,818	$(293)	$(21,200)	$173,325
Comprehensive Income:
Net income (unaudited)			71,022	305	—	71,327

Total comprehensive income			71,022	305	—	71,327

Balance as of June 30, 2007 (unaudited)	75,774	326	$265,840	$12	$(21,200)	$244,652

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
(in thousands - unaudited)	2007	2006
		(restated)
Cash flows provided by (used in) operating activities:
Net income (loss)	$71,327	$(8,348)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(17,004)	27,076
Depreciation and amortization	23,634	26,713
Cumulative effect of change in accounting principle	—	344
Loss on redemption of debt	—	6,603
Provision for losses on accounts receivable	5,463	6,310
Gain on sales of fixed assets, net	(756)	(807)
Changes in operating assets and liabilities:
Increase in receivables	(27,676)	(28,350)
Decrease (increase) in inventories	16,971	(14,688)
Decrease (increase) in other assets and assets held for sale, net	9,794	(11,258)
Decrease in accounts payable	(4,411)	(3,773)
Decrease in other current and long-term liabilities	(21,861)	(7,666)

Net cash provided by (used in) operating activities	55,481	(7,844)

Cash flows provided by (used in) investing activities:
Capital expenditures	(3,246)	(3,690)
Proceeds from sales of fixed assets	1,824	1,925
Cash paid for acquisitions	(12,296)	—

Net cash used in investing activities	(13,718)	(1,765)

Cash flows provided by (used in) financing activities:
Working capital facility borrowings	—	46,336
Working capital facility repayments	—	(52,898)
Repayment of debt	(47)	(66,128)
Proceeds from the issuance of common units, net	—	50,174
Increase in deferred charges	—	(594)

Net cash used in financing activities	(47)	(23,110)

Net increase (decrease) in cash and cash equivalents	41,716	(32,719)
Cash and cash equivalents at beginning of period	91,121	99,148

Cash and cash equivalents at end of period	$132,837	$66,429

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMNTS (UNAUDITED)

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat their homes and buildings. Star Gas Partners is a master limited partnership, which at June 30, 2007 had outstanding 75.8 million common units (NYSE: “SGU” representing 99.6% limited partner interest in Star Gas Partners) and 0.3 million general partner units (representing 0.4% general partner interest in Star Gas Partners).

The Partnership is organized as follows:

•

The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership’s operations are conducted through Petro Holdings, Inc. (“Petro”) and its subsidiaries. Petro is a Minnesota corporation that is a wholly-owned subsidiary of Star/Petro, Inc., which is a wholly-owned subsidiary of the Partnership. Petro is a retail distributor of home heating oil that as of June 30, 2007 served approximately 452,000 total customers in the Northeast and Mid-Atlantic regions.

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

2) Restatement of Financial Information

On December 26, 2006, our management and the audit committee of our general partner determined that it was necessary to amend and restate the Partnership’s financial statements prior to September 30, 2006 with respect to the accounting and disclosures for certain derivative transactions under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and for the amortization of an unrecognized gain in the calculation of pension expense. As reported in the Partnership’s September 30, 2006 Form 10-K, we restated our historical balance sheet as of September 30, 2005; our statements of operations, cash flows and partners’ capital for fiscal 2005 and 2004; and financial information for the fiscal quarters ended June 30, 2006, March 31, 2006, December 31, 2005, September 30, 2005, June 30, 2005, March 31, 2005 and December 31, 2004.

Prior to the restatement, the increases or decreases in fair value of derivative instruments that were designated as cash flow hedges were recorded in accumulated other comprehensive income until the forecasted transaction affected earnings. As a result of the restatement, those increases or decreases in fair value of derivative instruments are recorded in (increase) decrease in the fair value of derivative instruments in the statements of operations. In addition, the increases or decreases in fair value of derivative instruments that were not designated as a hedge pursuant to SFAS 133, were previously classified in cost of product. The fair value of derivative instruments were previously classified in prepaid expenses and other current assets. The Partnership has reclassified these amounts to fair asset value of derivative instruments and fair liability value of derivative instruments in the consolidated balance sheets for all periods presented.

As a result of the restatement for the three months ended June 30, 2006, the net loss declined due to the effect of derivative transactions by $2.0 million, as the increase in the fair value of derivative instruments was positively impacted by $2.3 million and cost of product increased by $0.3 million. For the nine months ended June 30, 2006, net income was reduced $28.4 million due to the effect of derivative transactions, which negatively impacted the decrease in the fair value of derivative instruments by $27.1 million and increased the cost of product by $1.3 million.

As of June 30, 2006, the balance in prepaid expenses and other current assets was reduced by $11.9 million to reflect a reclassification of $5.9 million to fair asset value of derivative instruments, a reclassification of $0.1 million to fair liability value of derivative instruments and a reduction to prepaid pension expense of $6.1 million. Long-term liabilities were reduced by $6.1 million, as the $6.1 million reclassification from prepaid pension expense was netted against the minimum pension obligation. Partners’ capital increased by $6.6 million and accumulated other comprehensive (loss) increased by $6.6 million to reflect the effects relating to derivative transactions of $5.1 million and the cumulative unrecognized pension gain of $1.5 million.

The following tables set forth the effects of the restatement relating to derivatives transactions on affected line items within our previously reported financial statements for the three and nine months ended June 30, 2006.

	Three Months Ending June 30, 2006		Nine Months Ending June 30, 2006
(In thousands except per unit amounts)	As Previously Reported	Restated	As Previously Reported	Restated
Statement of Operations
Cost of product	$114,900	$115,154	$744,741	$746,022
(Increase) decrease in the fair value of derivative instruments	—	(2,257)	—	27,076
Operating income (loss)	(24,330)	(22,327)	47,855	19,499
Income (loss) before cumulative effect of changes in accounting principles	(36,079)	(34,076)	20,352	(8,004)
Net income (loss)	(36,079)	(34,076)	20,008	(8,348)
Basic and diluted income (loss) from continuing operations per unit	(0.56)	(0.53)	0.44	(0.18)
Basic and diluted net income (loss) per unit	$(0.56)	$(0.53)	$0.43	$(0.19)
Consolidated Balance Sheets
Fair asset value of derivative instruments	$—	$5,856	$—	$5,856
Prepaid expenses and other current assets	48,176	36,262	48,176	36,262
Current assets	292,800	286,742	292,800	286,742
Fair liability value of derivative instruments	—	55	—	55
Total current liabilities	159,877	159,932	159,877	159,932
Other long-term liabilities	31,535	25,422	31,535	25,422
Partners’ capital	233,871	240,440	233,871	240,440
Partners’ capital accumulated other comprehensive loss	$(14,694)	$(21,263)	$(14,694)	$(21,263)

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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. The results of operations for the three and nine month periods ended June 30, 2007 and June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

(in thousands)	Jun. 30, 2007	Sept. 30, 2006
Heating oil and other fuels	$46,717	$63,618
Fuel oil parts and equipment	13,497	12,241

	$60,214	$75,859

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

(in thousands)	Jun. 30, 2007	Sept. 30, 2006
Property, plant and equipment	$125,897	$122,502
Less: accumulated depreciation	85,511	80,125

Property, plant and equipment, net	$40,386	$42,377

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

Partners’ Capital

Comprehensive income includes net income, plus certain other items that are recorded directly to partners’ capital. Accumulated other comprehensive income reported on the Partnerships’ consolidated balance sheets consists of unrealized losses on pension plan obligations. For the three months ended June 30, 2007 and 2006, comprehensive income was comprised of a net loss of $8.3 million and $34.1 million respectively. For the nine months ended June 30, 2007 and 2006, comprehensive income was comprised of net income of $71.3 million and a net loss of $8.3 million respectively.

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

Sales, Use and Value Added Taxes

Taxes are assessed by various governmental authorities on many different types of transactions. Sales reported for product, installation and service exclude taxes.

Derivatives and Hedging

SFAS 133 established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective and SFAS 133 documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. Currently, the Partnership has elected not to qualify for hedge accounting treatment.

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

6) Goodwill and Intangibles, net

A summary of changes in the Partnership’s goodwill is as follows (in thousands):

Balance as of September 30, 2006	$166,522
Fiscal 2007 acquisitions	4,197

Balance as of June 30, 2007	$170,719

Intangible assets subject to amortization consist of the following (in thousands):

	June 30, 2007			September 30, 2006
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists	$194,345	$141,947	$52,398	$187,604	$126,601	$61,003
Covenants not to compete	4,755	4,752	3	4,755	4,751	4

	$199,100	$146,699	$52,401	$192,359	$131,352	$61,007

Amortization expense for intangible assets was $15.4 million for the nine months ended June 30, 2007 compared to $15.7 million for the nine months ended June 30, 2006. Total estimated annual amortization expense related to intangible assets subject to amortization, for the fiscal year ending September 30, 2007, and the four succeeding fiscal years ending September 30, is as follows (in thousands):

Estimated Annual Amortization Expense
2007	$20,410
2008	$19,086
2009	$12,342
2010	$7,159
2011	$5,108

7) Acquisitions

During the nine months ended June 30, 2007, the Partnership acquired five retail heating oil dealers. The aggregate purchase price was approximately $12.3 million.

The Partnership made no acquisitions in fiscal 2006.

The acquired assets and assumed liabilities were recorded at fair value based on valuations and estimates. The excess of the cost of acquired net assets over fair value was recorded as goodwill. Estimates used to determine fair value may be subject to change.

The following table indicates the allocation of the aggregate purchase price paid and the respective periods of amortization assigned for acquisitions made in for the nine months ended June 30, 2007 (in thousands):

	Nine Months Ended June 30
	2007	Useful Lives
Furniture and equipment	$103	7 years
Fleet	1,003	1 - 10 years
Customer lists	6,741	7 - 10 years
Goodwill	4,197	—
Working Capital	382	—
Other Liabilities	(130)	—

Total	$12,296

8) Employee Pension Plan

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Components of net periodic benefit cost
Service cost	$—	$—	$—	$—
Interest cost	873	843	2,619	2,529
Expected return on plan assets	(966)	(989)	(2,898)	(2,967)
Net amortization	344	404	1,032	1,212

Net periodic benefit cost	$251	$258	$753	$774

The Partnership is not required to contribute to its plans during fiscal 2007 to fund its pension obligations.

9) Supplemental Disclosure of Cash Flow Information

	Nine Months Ended June 30,
(in thousands)	2007	2006
Cash paid (received) during the period for:
Income taxes, net	$605	$(123)
Interest, net	$4,529	$14,851
Non-cash financing activities:
Decrease in long-term debt—exchange Existing Notes	$—	$(165,250)
Increase in long-term debt—exchange New Notes	$—	$165,250
Decrease in long-term debt	$(153)	$(27,085)
Increase in Partners’ Capital—exchange debt for Common Units	$—	$32,242
Decrease in interest expense—amortization of debt discount	$153	$217
Increase in other current and long-term liabilities for capital leases	$—	$(969)
Increase in fixed assets	$—	$969

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

The class action plaintiffs generally allege that the Partnership violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated hereunder, by purportedly failing to disclose, among other things: (1) problems with the restructuring of Star Gas’ dispatch system and customer attrition related thereto; (2) that Star Gas’ business process improvement program was not generating the benefits allegedly claimed; (3) that Star Gas was struggling to maintain its profit margins; (4) that Star Gas’s fiscal 2004 second quarter profit margins were not representative of its ability to pass on heating oil price increases; and (5) that Star Gas was facing an inability to pay its debts and that, as a result, its credit rating and ability to obtain future financing was in jeopardy. The class action plaintiffs seek an unspecified amount of compensatory damages including interest against the defendants jointly and severally and an award of reasonable costs and expenses. On February 23, 2005, the Court consolidated the Class Action Complaints and heard argument on motions for the appointment of lead plaintiff. On April 8, 2005, the Court appointed the lead plaintiff. Pursuant to the Court’s order, the lead plaintiff filed a consolidated amended complaint on June 20, 2005 (the “Consolidated Amended Complaint”). The Consolidated Amended Complaint named: (a) Star Gas Partners, L.P.; (b) Star Gas LLC; (c) Irik Sevin; (d) Audrey Sevin; (e) Hanseatic Americas, Inc.; (f) Paul Biddelman; (g) Ami Trauber; (h) A.G. Edwards & Sons Inc.; (i) UBS Investment Bank; and (j) RBC Dain Rauscher Inc. as defendants. The Consolidated Amended Complaint added claims arising out of two registration statements and the same transactions under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as well as certain allegations concerning the Partnership’s hedging practices. On September 23, 2005, defendants filed motions to dismiss the Consolidated Amended Complaint for failure to state a claim under the federal securities laws and failure to satisfy the applicable pleading requirements of the Private Securities Litigation Reform Act of 1995 or PSLRA, and the Federal Rules of Civil Procedure. On July 27, 2006, the Court heard oral argument on the pending motions to dismiss. On August 21, 2006, the court issued its rulings on defendants’ motions to dismiss, granting the motions and dismissing the consolidated amended complaint in its entirety. On August 23, 2006, the court entered a judgment of dismissal. On September 7, 2006, the plaintiffs moved for reconsideration and to alter and reopen the court’s August 23, 2006 judgment of dismissal and for leave to file a second consolidated amended complaint (“Plaintiffs’ Post-Judgment Motion”). On October 20, 2006, defendants filed their memorandum of law in opposition to the Plaintiffs’ Post-Judgment Motion. Plaintiffs filed their reply brief on or about November 20, 2006. On March 22, 2007 the Court issued its decision denying Plaintiffs’ Post-Judgment Motion.

On April 3, 2007, the Star Gas Defendants filed a Motion for a Mandatory Rule 11 Inquiry and fee shifting which seeks recovery of Defendants’ legal fees pursuant to the PSLRA. On April 24, 2007, class plaintiffs filed their opposition to that motion. The Star Gas Defendants’ reply was filed on May 8, 2007. The matter is now under consideration by the Court.

On April 20, 2007, class plaintiffs filed a notice of appeal to the Court of Appeals for the Second Court of Judge Arterton’s decisions dismissing the amended complaint and denying Plaintiffs’ Post-Judgment Motion. Subsequent to the filing of the notice of appeal, class plaintiffs stipulated to the dismissal of the appeal as against Hanseatic Americas, Inc., Paul Biddelman, A.G. Edwards & Sons, Inc., RBC Dain Rauscher Inc., UBS Investment Bank, and Audrey Sevin. On July 6, 2007, class plaintiffs filed their brief on appeal. The Star Gas Defendants’ opposition brief is due on August 21, 2007, and class plaintiffs’ reply brief is due on September 11, 2007. Oral argument on the appeal is scheduled to take place after October 1, 2007. In the interim, discovery in the matter remains stayed pursuant to the mandatory stay provisions of the PSLRA. While no prediction may be made as to the outcome of litigation, we intend to defend against this class action vigorously.

In the event that the above action is decided adversely to us, it could have a material effect on our results of operations, financial condition and liquidity. The Partnership has not accrued any amount for this action because, based on the court’s judgment of dismissal, we believe an unfavorable outcome is not probable.

The Partnership’s operations are subject to all operating hazards and risks normally incidental to handling, storing and transporting and otherwise providing for use by consumers of combustible liquids such as home heating oil and propane. As a result, at any given time the Partnership is a defendant in various legal proceedings and litigation arising in the ordinary course of business. The Partnership maintains insurance policies with insurers in amounts and with coverages and deductibles we believe are reasonable and prudent. However, the Partnership cannot assure that this insurance will be adequate to protect it from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. In addition, the occurrence of an explosion may have an adverse effect on the public’s desire to use the Partnership products. In the opinion of management, except as described above the Partnership is not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on the Partnership’s results of operations, financial position or liquidity.

11) Earnings Per Limited Partner Units

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per unit data)	2007	2006	2007	2006
		(restated)		(restated)
Income (loss) before cumulative effect of changes in accounting principles per Limited Partner unit:
Basic and Diluted	$(0.11)	$(0.53)	$0.94	$(0.18)
Cumulative effect of change in accounting principles—change in inventory pricing method per Limited Partner unit:
Basic and Diluted	—	—	—	(0.01)

Net income (loss) per Limited Partner unit—Basic and Diluted	$(0.11)	$(0.53)	$0.94	$(0.19)

Basic and Diluted Earnings Per Limited Partner:
Net income (loss)	$(8,268)	$(34,076)	$71,327	$(8,348)
Less: General Partners’ interest in net income (loss)	(35)	(189)	305	40

Limited Partner’s interest in net income (loss)	$(8,233)	$(33,887)	$71,022	$(8,388)

Common Units	75,774	62,836	75,774	42,389
Senior Subordinated Units	—	1,006	—	2,597
Junior Subordinated Units	—	102	—	264

Weighted average number of Limited Partner units outstanding	75,774	63,944	75,774	45,250

12) Subsequent Events

In July 2007, the Partnership purchased the customer lists and assets of a heating oil dealership for $2.0 million.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with, the effect of weather conditions on our financial performance, the price and supply of home heating oil, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new accounts and retain existing accounts, our ability to effect strategic acquisitions or redeploy assets, the impact of litigation, the continuing residual impact of the business process redesign project and our ability to address issues related to that project, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and outcome of current and future union negotiations, the impact of future environmental, health, and safety regulations, customer credit worthiness, and marketing plans. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth under the heading “Risk Factors” and “Business Initiatives and Strategy” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Overview

During March 2007, we completed our transition from a centralized customer service model to a more traditional customer service model in which the majority of our customer service calls are answered locally. We are utilizing a US based centralized call center for certain off-peak and weekend hours, but our plan is by January, 2008 to have an employee staffed centralized call center to handle these and additional overflow calls.

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

Derivatives

SFAS No. 133 establishes accounting and reporting standards requiring that our derivative instruments be recorded at fair value. As the Partnership does not designate its derivatives for hedge accounting treatment, we could experience significant volatility in earnings as these outstanding derivatives are marked to market. The volatility in any given period related to unrealized gains or losses on derivative instruments can be material to the overall results of the Partnership.

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

Weather Insurance Contract – Warm Weather

Weather conditions have a significant impact on the demand for home heating oil because our customers depend on this product principally for space heating purposes. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. Furthermore, warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized on those sales and, consequently, our results of operations. We have purchased weather insurance to help mitigate the adverse effect of warm weather on our cash flows. The most recent weather insurance contract covered the period from November 1, 2006 to February 28, 2007, taken as a whole. The strike or “pay-off” price is based on the 10 year moving average of degree days for the contract period and has been set at approximately 3% less than the 10 year moving average. For every degree day not realized below the strike-price we were entitled to receive $35,000, up to a maximum of $12.5 million. At December 31, 2006, we recorded a $7.2 million asset under this weather insurance contract in accordance with EITF 99-2. Temperatures in January and February 2007 were colder than the 10 year average. We lowered the expected proceeds under this contract by $2.9 million to $4.3 million as of March 31, 2007. We received payment of that amount on April 12, 2007. We have a similar weather insurance contract in place for the period from November 1, 2007 to February 28, 2008, and for the period November 1, 2008 to February 28, 2009.

Customer Attrition

Gross gains and gross losses include gains and losses from acquisitions subsequent to the date of acquisition. The percentage gains and losses and net attrition is based upon a pro rated account base.

	Three Months Ended		Nine Months Ended
	06/30/07	06/30/06	06/30/07	06/30/06
Gross customer gains	6,900	6,900	42,300	43,200
Gross customer losses	12,900	13,400	57,800	67,400

Net customer loss	6,000	6,500	15,500	24,200

For the three months ended June 30, 2007, we lost 6,000 accounts (net) or 1.4% of our home heating oil customer base, as compared to the six months ended June 30, 2006 in which we lost 6,500 accounts (net) or 1.4% of our home heating oil customer base. This reduction in net losses of 500 accounts was due to gross customer gain remaining constant at 6,900 accounts and a reduction in customer losses of 500.

For the nine months ended June 30, 2007, we lost 15,500 accounts (net) or 3.7% of our home heating oil customer base, as compared to the nine months ended June 30, 2006 in which we lost 24,200 accounts (net) or 5.4% of our home heating oil customer base. This reduction in net losses of 8,700 accounts was due to a decrease in gross customer gains of 900 accounts and a reduction in gross customer losses of 9,600 accounts.

Results of Operations

The following discussion of the results of operations of the Partnership and its subsidiaries should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Quarterly Report.

Three Months Ended June 30, 2007

Compared to the Three Months Ended June 30, 2006

Volume

For the three months ended June 30, 2007, retail volume of home heating oil increased by 10.9 million gallons, or 23.8%, to 56.9 million gallons, as compared to 46.0 million gallons for the three months ended June 30, 2006, as the impact of colder weather and acquisitions was reduced by net customer attrition and other factors. Volume of other petroleum products was 12.8 million gallons for the three months ended June 30, 2007, unchanged from the three months ended June 30, 2006. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil
Volume—Three months ended June 30, 2006	46.0
Impact of colder temperatures	13.9
Net customer attrition	(2.3)
Acquisitions	0.7
Other	(1.4)

Change	10.9

Volume—Three months ended June 30, 2007	56.9

Temperatures in our geographic areas of operations for the three months ended June 30, 2007 were 30.3% colder than the three months ended June 30, 2006 and were 3.9% colder than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). For the twelve months ended June 30, 2007, net customer attrition was 5.0%. Home heating oil volume increased by 0.7 million gallons due to five acquisitions completed in the nine months ending June 30, 2007. Excluding the impact of weather and acquisitions, we expect that home heating oil volume for the remainder of fiscal 2007 will be less than the comparable period in fiscal 2006 due to net customer attrition, conservation and other factors.

The percentage of home heating oil volume sold to residential variable price customers increased to 43.2% of total home heating oil volume sales for the three months ended June 30, 2007, as compared to 42.1% for the three months ended June 30, 2006. The percentage of home heating oil volume sold to residential price-protected customers was 38.6% for the three months ended June 30, 2007, unchanged from the three months ended June 30, 2006. For the three months ended June 30, 2007, sales to commercial/industrial customers represented 18.2% of total home heating oil volume sales, as compared to 19.3% for the three months ended June 30, 2006.

Product Sales

For the three months ended June 30, 2007, product sales increased $30.2 million, or 20.3%, to $179.0 million, as compared to $148.7 million for the three months ended June 30, 2006 primarily due to the 23.8% increase in home heating oil volume sold and to a lesser extent, a 1.9% increase in selling prices. Sales of other petroleum products, which is a component of product sales, declined by 2.7%.

Installation and Service Sales

For the three months ended June 30, 2007, service and installation sales increased $0.7 million, or 1.7% to $43.5 million, as compared to $42.8 million for the three months ended June 30, 2006, as a $1.4 million increase in service revenue was reduced by a decline in installation sales of $0.7 million. The decline in installation sales was affected by the warmer weather experienced in the fiscal first quarter and in January 2007, as well as increased customer credit standards.

Cost of Product

For the three months ended June 30, 2007, cost of product increased $22.8 million, or 19.8% to $137.9 million, as compared to $115.2 million for the three months ended June 30, 2006, primarily due to the 23.8% increase in home heating oil volume and to a lesser extent a 2.2% increase in wholesale product cost.

We believe that the change in home heating oil margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil margins for the three months ended June 30, 2007 increased by $0.0068 per gallon, to $0.6746 per gallon in the three months ended June 30, 2007 from $0.6678 per gallon in the three months ended June 30, 2006.

For the three months ended June 30, 2007, total product gross profit increased by $7.5 million, as compared to the three months ended June 30, 2006, largely due to the increase in realized home heating oil per gallon margins of $0.4 million and an increase of $7.3 million attributable to the increase in home heating oil volume.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended June 30, 2007, the increase in the fair value of derivative instruments resulted in the recording of a $4.9 million net credit due to the expiration of certain hedged positions ($2.6 million), and an increase in market value for unexpired hedges ($2.3 million). During the three months ended June 30, 2006, the increase in fair value of derivative instruments resulted in the recording of a $2.3 million net credit due to the expiration of certain hedged positions ($0.7 million charge) and an increase in market value for unexpired hedges ($3.0 million credit).

Cost of Installations and Service

For the three months ended June 30, 2007, cost of installations and service decreased $0.5 million, or 1.2% to $40.6 million, as compared to $41.1 million for the three months ended June 30, 2006, due to a decline in installation costs of $0.3 million and lower service expenses of $0.2 million. Installation costs were lower due to the previously noted decline in installation sales. Service expenses were lower despite colder weather due to our continued efforts to control our service department expenses. The gross profit realized from service (including installations) improved by $1.2 million, from $1.7 million for the three months ended June 30, 2006 to $2.9 million for the three months ended June 30, 2007.

Delivery and Branch Expenses

For the three months ended June 30, 2007, delivery and branch expenses decreased $2.5 million, or 5.3%, to $44.1 million, as compared to $46.6 million for the three months ended June 30, 2006. Higher delivery and branch expenses were favorably impacted by a $4.7 million reduction in insurance expenses, primarily due to the non-recurrence of several significant reserve increases that occurred in the three months ended June 30, 2006. This savings was offset by $2.2 million, or 4.7%, of increased expenses largely due to the 23.8% increase in delivered volume. On a cents per gallon basis these expenses declined $0.2385 from $1.0127 cents per gallon for the three months ended June 30, 2006 to 0.7742 cents per gallon for the three months ended June 30, 2007.

Depreciation and Amortization

For the three months ended June 30, 2007, depreciation and amortization expenses declined by $1.2 million, or 14.3%, to $7.2 million, as compared to $8.4 million for the three months ended June 30, 2006 as certain assets, which were not replaced, became fully depreciated.

General and Administrative Expenses

For the three months ended June 30, 2007, general and administrative expenses decreased by $1.0 million, or 19.8%, to $3.9 million, as compared to $4.9 million for the three months ended June 30, 2006. This decrease was largely due to lower legal and professional fees and a reduction in the cost of directors’ and officers’ insurance expense.

Operating Income

For the three months ended June 30, 2007, operating income improved by $15.9 million to a loss of $6.4 million , as compared to a loss of to $22.3 million for the three months ended June 30, 2006, due to an increase in product gross profit of $7.5 million, an increase in net service and installation gross profit of $1.2 million, a favorable change in the impact of derivative instruments of $2.6 million, lower depreciation and amortization of $1.2 million and a $3.4 million decrease in operating costs.

Interest expense

For the three months ended June 30, 2007, interest expense decreased $0.8 million, or 13.0% to $5.0 million, as compared to $5.8 million for the three months ended June 30, 2006. This decrease resulted from a lower average principal amount in total debt outstanding of approximately $28.1 million. Total debt outstanding declined by $27.8 million due to the recapitalization (see Note 3 to the Condensed Consolidated Financial Statements).

Interest Income

For the three months ended June 30, 2007, interest income increased by $1.2 million, or 73.3%, to $2.9 million, as compared to $1.7 million for the three months ended June 30, 2006 due to higher invested cash balances.

Amortization of Debt Issuance Costs

For the three months ended June 30, 2007, amortization of debt issuance costs was $0.6 million, unchanged from the three months ended June 30, 2006.

Loss on Redemption of Debt

For the three months ended June 30, 2006, we recorded a $6.6 million loss on the early redemption and conversion of our 10.25% senior notes. The loss consists of the $5.4 million attributable to the difference between the value of the Partnership’s common units ($32.2 million) exchanged for debt ($26.9 million), and the write-off of previously capitalized net deferred financing costs of $2.0 million, reduced in part by a $0.8 million basis adjustment to the carrying value of long-term debt.

Income Tax Expense

For the three months ended June 30, 2007, the income tax benefit was $0.8 million, a decrease of $1.3 million as compared to income tax expense of $0.5 million for the three months ended June 30, 2006, and represents certain state income tax, alternative minimum federal tax and capital taxes. Income taxes are recorded based on an annual effective rate (including any benefit of Net Operating Loss carry forwards), which is then applied to book income (or loss) before taxes, resulting in a quarterly tax charge (or benefit).

Net Loss

For the three months ended June 30, 2007, net loss of $8.3 million was recorded as compared to a net loss of $34.1 million for the three months ended June 30, 2006. This reduction in net loss of $25.8 million was due to a $15.9 million increase in operating income, lower net interest expense of $2.0 million, a decrease in income tax expense of $1.3 million and the non-recurrence of a $6.6 million loss on the redemption of debt recorded in the three months ended June 30, 2006.

Earnings From Continuing Operations Before Interest, Taxes, Depreciation and Amortization (EBITDA)

For the three months ended June 30, 2007, EBITDA increased $21.3 million, to $0.8 million, as compared to an EBITDA loss of $20.5 million for the three months ended June 30, 2006 due to the impact of the additional volume sold and higher margins resulting in an increase in EBITDA from operations of $12.1 million and the non-recurrence of a $6.6 million loss on the redemption of debt recorded in the three months ended June 30, 2006. For the three months ended June 30, 2007 and 2006, EBITDA was favorably impacted by the non-cash increase in the fair value of derivative instruments of $4.9 million and $2.3 million, respectively.

EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA is calculated as follows:

	Three months Ended June 30,
(in thousands)	2007	2006
		(restated)
Loss before cumulative effect of changes in accounting principle	$(8,268)	$(34,076)
Plus:
Income tax expense (benefit)	(818)	468
Amortization of debt issuance costs	571	595
Interest expense, net	2,084	4,083
Depreciation and amortization	7,234	8,436

EBITDA(a)(b)	$803	$(20,494)
Add/(subtract)
Income tax (expense) benefit	818	(468)
Interest expense, net	(2,084)	(4,083)
Provision for losses on accounts receivable	858	1,851
Gain on sales of fixed assets, net	(417)	(356)
Increase in the fair value of derivative instruments	(4,857)	(2,257)
Loss on redemption of debt	—	6,603
Decrease in weather insurance contract	4,305	—
Change in operating assets and liabilities	83,500	91,611

Net cash provided by operating activities	$82,926	$72,407

(a)	EBITDA was favorably impacted by the increase in fair value of derivative instruments of $4.9 million and $2.3 million, respectively, for the three months ended June 30, 2007 and June 30, 2006.
(b)	EBITDA for the three months ended June 30, 2006 was reduced by a $6.6 million loss on redemption of debt.

Nine Months Ended June 30, 2007

Compared to the Nine Months Ended June 30, 2006

Volume

For the nine months ended June 30, 2007, retail volume of home heating oil decreased by 8.4 million gallons, or 2.4%, to 351.3 million gallons, as compared to 359.7 million gallons for the nine months ended June 30, 2006. Volume of other petroleum products declined by 0.5 million gallons, or 1.0%, to 49.5 million gallons for the nine months ended June 30, 2007, as compared to 50.0 million gallons for the nine months ended June 30, 2006. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil
Volume—Nine months ended June 30, 2006	359.7
Impact of colder temperatures	13.0
Net customer attrition	(17.8)
Asset sale	(1.7)
Acquisitions	1.1
Other	(3.0)

Change	(8.4)

Volume—Nine months ended June 30, 2007	351.3

Temperatures in our geographic areas of operations for the nine months ended June 30, 2007 were 3.6% colder than the nine months ended June 30, 2006 and 6.9% warmer than normal, as reported by the NOAA. For the twelve months ended June 30, 2007, net customer attrition was 5.0%.

The percentage of home heating oil volume sold to residential variable price customers increased to 46.1% of total home heating oil volume sales for the nine months ended June 30, 2007, as compared to 45.1% for the nine months ended June 30, 2006. Accordingly, the percentage of home heating oil volume sold to residential price-protected customers decreased to 37.8% for the nine months ended June 30, 2007, as compared to 38.7% for the nine months ended June 30, 2006. For the nine months ended June 30, 2007, sales to commercial/industrial customers represented 16.1% of total home heating oil volume sales as compared to 16.2% for the nine months ended June 30, 2006.

Product Sales

For the nine months ended June 30, 2007, product sales decreased $9.2 million, or 0.9%, to $994.2 million, as compared to $1,003.4 million for the nine months ended June 30, 2006 as a 1.7% increase in home heating oil selling prices was reduced by the 2.4% decrease in home heating oil volume.

Installation and Service Sales

For the nine months ended June 30, 2007, service and installation sales decreased $6.2 million, or 4.4%, to $135.4 million, as compared to $141.6 million for the nine months ended June 30, 2006 as a decline in installation sales of $8.2 million was reduced by an increase in service revenue of $2.0 million. The decline in installation sales was affected by the warmer weather experienced during the first fiscal quarter of 2007, increased customer credit standards, and net customer attrition.

Cost of Product

For the nine months ended June 30, 2007, cost of product decreased $15.9 million, or 2.1%, to $730.1 million, as compared to $746.0 million for the nine months ended June 30, 2006 as the 2.4% decrease in home heating oil volume was slightly offset by higher wholesale product cost for home heating oil.

Home heating oil margins for the nine months ended June 30, 2007 increased by $0.0382 per gallon to $0.7242 per gallon in the nine months ended June 30, 2007 from $0.6860 per gallon in the nine months ended June 30, 2006.

For the nine months ended June 30, 2007, total product gross profit increased by $6.8 million, as compared to the nine months ended June 30, 2006, as the increase due to higher home heating oil per gallon margins of $13.4 million was reduced by the impact of lower home heating oil volume of $5.8 million and a reduction in gross profit from petroleum products of $0.8 million.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the nine months ended June 30, 2007, the increase in fair value of derivative instruments resulted in the recording of a $17.0 million net credit due to the expiration of certain hedged positions ($13.8 million), and an increase in market value for unexpired hedges ($3.2 million). During the nine months ended June 30, 2006, the decrease in fair value of derivative transactions resulted in the recording of a $27.1 million charge due to the expiration of certain hedged positions ($28.0 million charge), partially off-set by an increase in market value for unexpired hedges ($0.9 million).

Cost of Installations and Service

For the nine months ended June 30, 2007, cost of installations and service decreased $11.0 million, or 7.5%, to $135.5 million, as compared to $146.5 million for the nine months ended June 30, 2006 due to a decline in installation costs of $6.0 million and lower service expenses of $5.0 million. Installation costs were lower due to the previously noted decline in installation sales. Service expenses were lower due to our continued efforts to control our service department expenses. The net loss realized from service (including installations) was reduced by $4.8 million, from a loss of $4.9 million for the nine months ended June 30, 2006 to a $0.1 million loss for the nine months ended June 30, 2007.

Delivery and Branch Expenses

For the nine months ended June 30, 2007, delivery and branch expenses decreased $3.6 million, or 2.2%, to $159.9 million, as compared to $163.5 million for the nine months ended June 30, 2006 largely due to lower insurance expense. During the nine months ended June 30, 2007, we recorded payment of $4.3 million under our weather insurance contract, which lowered delivery and branch expenses. In the nine months ended June 30, 2006, delivery and branch expenses were reduced by $4.4 million recorded under our weather insurance contract. On a cents per gallon basis (excluding the impact of weather insurance), these expenses were 46.7 cents per gallon for the nine months ended June 30, 2007, unchanged from the nine months ended June 30, 2006.

Depreciation and Amortization

For the nine months ended June 30, 2007, depreciation and amortization expenses declined by $2.9 million, or 11.8%, to $21.9 million, as compared to $24.8 million for the nine months ended June 30, 2006 as certain assets, which were not replaced, became fully depreciated.

General and Administrative Expenses

For the nine months ended June 30, 2007, general and administrative expenses decreased by $3.5 million, or 19.7%, to $14.2 million, as compared to $17.6 million for the nine months ended June 30, 2006 largely due to lower legal and professional fees and a reduction in the cost of directors’ and officers’ insurance expense.

Operating Income

For the nine months ended June 30, 2007, operating income increased $65.6 million to $85.1 million, as compared to $19.5 million for the nine months ended June 30, 2006. The majority of this increase relates to the changes in the fair value of derivative instruments of $44.1 million. The balance of the change, or $21.5 million, was due largely to lower operating costs including the cost of service and installation, totaling $18.0 million, and lower depreciation and amortization expense of $2.9 million.

Interest expense

For the nine months ended June 30, 2007, interest expense decreased $6.0 million, or 28.2%, to $15.3 million, as compared to $21.3 million for the nine months ended June 30, 2006. This decrease resulted from a lower average principal amount in total debt outstanding of approximately $84.3 million. Total debt outstanding declined due to the recapitalization ($70.7 million) (see Note 3 to the Condensed Consolidated Financial Statements) and lower working capital borrowings ($12.9 million).

Interest Income

For the nine months ended June 30, 2007, interest income increased by $2.9 million to $6.3 million, as compared to $3.4 million for the nine months ended June 30, 2006 due to higher invested cash balances.

Amortization of Debt Issuance Costs

For the nine months ended June 30, 2007, amortization of debt issuance costs was $1.7 million slightly lower than the $1.9 million for the nine months ended June 30, 2006.

Loss on Redemption of Debt

For the nine months ended June 30, 2006, we recorded a $6.6 million loss on the early redemption and conversion of our 10.25% senior notes. The loss consists of the $5.4 million attributable to the difference between the value of the Partnership’s common units ($32.2 million) exchanged for debt ($26.9 million), and the write-off of previously capitalized net deferred financing costs of $2.0 million, reduced in part by a $0.8 million basis adjustment to the carrying value of long-term debt.

Income Tax Expense

For the nine months ended June 30, 2007, income tax expense was $3.1 million, an increase of $1.9 million as compared to the income tax expense for the nine months ended June 30, 2006 of $1.2 million and represents certain state income tax, alternative minimum federal tax and capital taxes. Income taxes are recorded based on an annual effective rate (including any benefit of Net Operating Loss carry forwards), which is then applied to book income (loss) before taxes, resulting in a tax charge (or benefit). The $1.9 million increase is due to the increase in 2007’s estimated taxable income versus 2006.

Cumulative Effect of Change in Accounting Principle

Effective October 1, 2005, we changed our method of accounting from the first-in, first-out method to the weighted average cost method for heating oil and other fuel inventory. This change resulted in the recording of a charge of $0.3 million during the nine months ended June 30, 2006.

Net Income

For the nine months ended June 30, 2007, net income of $71.3 million was recorded as compared to a net loss of $8.4 million for the nine months ended June 30, 2006. This change of $79.7 million was due to a $65.6 million increase in operating income, lower net interest expense of $8.9 million, and the non-recurrence of a $6.6 million loss on the redemption of debt recorded in the three months ended June 30, 2006, reduced by higher income tax expense of $1.9 million.

Earnings From Continuing Operations Before Interest, Taxes, Depreciation and Amortization (EBITDA)

For the nine months ended June 30, 2007, EBITDA increased $69.3 million, to $107.0 million, as compared to $37.7 million for the nine months ended June 30, 2006, of which $44.1 million relates to the increase in fair value of derivative instruments, $18.6 million from operations, including the cost of service and installation and $6.6 million is due to the non-recurrence of the loss on redemption of debt recorded in the nine months ended June 30, 2006. For the nine months ended June 30, 2007, EBITDA was favorably impacted by the non-cash increase in the fair value of derivative instruments of $17.0 million. For the nine months ended June 30, 2006, EBITDA was negatively impacted by $27.1 million due to the non-cash decrease in the fair value of derivative instruments.

EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA is calculated as follows:

	Nine months Ended June 30,
(in thousands)	2007	2006
		(restated)
Income (loss) before cumulative effect of changes in accounting principle	$71,327	$(8,004)
Plus:
Income tax expense	3,092	1,158
Amortization of debt issuance costs	1,712	1,868
Interest expense, net	8,955	17,874
Depreciation and amortization	21,922	24,845

EBITDA (a)(b)	$107,008	$37,741
Add/(subtract)
Income tax expense	(3,092)	(1,158)
Interest expense, net	(8,955)	(17,874)
Provision for losses on accounts receivable	5,463	6,310
Gain on sales of fixed assets, net	(756)	(807)
(Increase)/decrease in the fair value of derivative instruments	(17,004)	27,076
Loss on redemption of debt	—	6,603
Change in operating assets and liabilities	(27,183)	(65,735)

Net cash provided by (used in) operating activities	$55,481	$(7,844)

(a)	EBITDA was favorably impacted by the increase in the fair value of derivative instruments of $17.0 million for the nine months ended June 30, 2007 and was reduced by the decrease in fair value of derivative instruments of $27.1 million for the nine months ended June 30, 2006.
(b)	EBITDA for the nine months ended June 30, 2006 was reduced by a $6.6 million loss on redemption of debt.

DISCUSSION OF CASH FLOWS

Operating Activities

For the nine months ended June 30, 2007, cash provided by operating activities was $55.5 million, as compared to cash used in operating activities of $7.8 million for the nine months ended June 30, 2006. The change of $63.3 million was largely due to lower cash requirements of $31.7 million due to a decrease in inventory levels during the nine months ended June 30, 2007 of $17.0 million as compared to an increase in inventory levels during the nine months ended June 30, 2006 of $14.7 million. In addition, cash requirements were positively impacted by a $21.1 million decline in other assets and assets held for sale, primarily reflecting a reduction in cash deposits for future inventory purchases and insurance claims, an increase in cash flow generated from operations of $9.8 million and lower cash requirements to finance accounts receivable of $0.7 million resulting from a decline in sales of $15.4 million.

Investing Activities

During the nine months ended June 30, 2007, we spent $3.2 million for fixed assets, completed five acquisitions for $12.3 million and received $1.8 million from the sale of certain fixed assets. Cash flow used in investing activities was $1.8 million for the nine months ended June 30, 2006.

Financing Activities

For the nine months ended June 30, 2007, cash used in financing activities was $0.1 million. For the nine months ended June 30, 2006, cash flows used in financing activities were $23.1 million, as we borrowed $46.3 million under our revolving credit facility, repaid $52.9 million under the revolving credit facility, repaid long-term debt of $66.1 million, paid $0.6 million to amend our bank facility and received $50.2 million from the issuance of common units.

As a result of the above activity, cash increased by $41.7 million, to $132.8 million as of June 30, 2007.

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources

Our ability to satisfy our financial obligations depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high wholesale heating oil prices to customers, the effects of high net customer attrition, conservation and other factors, most of which are beyond our control. In the near term, capital requirements are expected to be provided by cash flows from operating activities, cash on hand at June 30, 2007 or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility and repaid from subsequent seasonal reductions in inventory and accounts receivable.

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

Under the terms of the revolving credit facility, we must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $25.0 million or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 to 1.0. As of June 30, 2007, availability was $175.5 million and the fixed charge coverage ratio was 3.8 to 1.0. As of June 30, 2007, $60.3 million in letters of credit were outstanding, of which $51.2 million were for current and future insurance reserves and $9.1 million were for seasonal inventory purchases and other working capital purposes. There were no outstanding working capital borrowings as of June 30, 2007 or August 8, 2007.

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

Before July 2009, we must implement certain changes to ensure compliance with amended Environmental Protection Agency regulations. We currently estimate that the capital required to effectuate these requirements will range from $1.0 to $1.5 million. Annual maintenance capital expenditures for fixed assets are estimated to be approximately $5 to $7 million, excluding the capital requirements for environmental compliance.

Our business strategy is to increase unit holder value through increased market share and we are actively pursuing the acquisition of other home heating oil distributors. These acquisitions will be financed or funded from available cash on hand or cash generated by operations.

Through August 8, 2007 of this fiscal year, we have completed six acquisitions with expected annual volumes of 16.9 million gallons at a cost of $14.0 million for their long-term assets. At June 30, 2007, we had over $168.9 million in working capital and are considering various alternatives for the use of our excess liquidity, primarily the purchase of additional home heating oil distributors.

Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. Using a two-step approach, FIN 48 requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are required to adopt FIN 48 in fiscal 2008. The Partnership is currently assessing the impact of adopting FIN 48.

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. We are required to adopt SFAS 157 in fiscal 2009. It is expected that adoption of this standard will not have a significant impact on the Partnership’s financial statements.

In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires an employer to (i) measure the funded status of a defined benefit postretirement plan as of the date of its fiscal year-end statement of financial position, (ii) to recognize the overfunded or underfunded status of this plan as an asset or liability in its statement of financial position and (iii) to recognize changes in that funded status in the year which the changes occur through comprehensive income. The required date of adoption of the recognition and disclosure provisions of SFAS 158 differs for an employer that is an issuer of publicly traded equity securities and an employer that is not. An employer with publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We are required to adopt this provision of SFAS 158 in fiscal 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are required to adopt this provision of SFAS 158 in fiscal 2009. The Partnership will adopt both provisions of SFAS 158 in the fourth quarter of fiscal 2007, and it is expected that adoption will not have a significant impact on the Partnership’s financial statements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At June 30, 2007, we had outstanding borrowings totaling $172.8 million, none of which is subject to variable interest rates.

We also selectively use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at June 30, 2007, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $4.9 million to a fair market value of $11.7 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $2.2 million to a fair market value of $4.6 million.

Item 4.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The General Partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2007, to ensure that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2007.

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

On April 3, 2007, the Star Gas Defendants filed a Motion for a Mandatory Rule 11 Inquiry and fee shifting which seeks recovery of Defendants’ legal fees pursuant to the PSLRA. On April 24, 2007, class plaintiffs filed their opposition to that motion. The Star Gas Defendants’ reply was filed on May 8, 2007. The matter is now under consideration by the Court.

On April 20, 2007, class plaintiffs filed a notice of appeal to the Court of Appeals for the Second Court of Judge Arterton’s decisions dismissing the amended complaint and denying Plaintiffs’ Post-Judgment Motion. Subsequent to the filing of the notice of appeal, class plaintiffs stipulated to the dismissal of the appeal as against Hanseatic Americas, Inc., Paul Biddelman, A.G. Edwards & Sons, Inc., RBC Dain Rauscher Inc., UBS Investment Bank, and Audrey Seven. On July 6, 2007, class plaintiffs filed their brief on appeal. The Star Gas Defendants’ opposition brief is due on August 21, 2007, and class plaintiffs’ reply brief is due on September 11, 2007. Oral argument on the appeal is scheduled to take place after October 1, 2007. In the interim, discovery in the matter remains stayed pursuant to the mandatory stay provisions of the PSLRA. While no prediction may be made as to the outcome of litigation, we intend to defend against this class action vigorously.

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

Item 6.

Exhibits

(a)	Exhibits Included Within:

31.1	Rule 13a-14(a) Certification, Star Gas Partners, L.P.

31.2	Rule 13a-14(a) Certification, Star Gas Finance Company

31.3	Rule 13a-14(a) Certification, Star Gas Partners, L.P.

31.4	Rule 13a-14(a) Certification, Star Gas Finance Company

32.1	Section 906 Certification.

32.2	Section 906 Certification.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.

(Registrant)

By: Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/S/ RICHARD F. AMBURY Richard F. Ambury	Chief Financial Officer Kestrel Heat LLC (Principal Financial Officer)	August 8, 2007

Signature	Title	Date

/s/ RICHARD G. OAKLEY Richard G. Oakley	Vice President - Controller Kestrel Heat LLC (Principal Accounting Officer)	August 8, 2007

Star Gas Finance Company (Registrant)

Signature	Title	Date

/S/ RICHARD F. AMBURY Richard F. Ambury	Chief Financial Officer (Principal Financial Officer)	August 8, 2007

Signature	Title	Date

/S/ RICHARD G. OAKLEY Richard G. Oakley	Vice President - Controller (Principal Accounting Officer)	August 8, 2007