Form 10-K
period 2007-09-30
STAR GAS PARTNERS LP; STAR GAS FINANCE CO
filed 2007-12-07
CIK 1002590, 1223037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Star Gas Partners, L.P. Common Units held by non-affiliates of Star Gas Partners, L.P. on March 31, 2007 was approximately $245,969,000. As of November 30, 2007, the registrants had units and shares outstanding for each of the issuers’ classes of common stock as follows:

Star Gas Partners, L.P.	Common Units	75,774,336
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

Documents Incorporated by Reference: None

STAR GAS PARTNERS, L.P.

2007 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions, on our financial performance, the price and supply of home heating oil, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new accounts and retain existing accounts, our ability to effect strategic acquisitions or redeploy assets, the impact of litigation, the continuing residual impact of the business process redesign project and our ability to address issues related to that project, our ability to contract for our future supply needs, natural gas conversions, future union relations and outcome of current and future union negotiations, the impact of current and future environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness and marketing plans. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth under the heading “Risk Factors” and “Business Initiatives and Strategy.” Without limiting the foregoing, the words “believe”, “anticipate”, “plan”, “expect”, “seek”, “estimate” and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Structure

Star Gas Partners, L.P. (“Star Gas Partners”, the “Partnership”, “we,” “us” or “our”) is a home heating oil distributor and services provider. Star Gas Partners is a master limited partnership, which at September 30, 2007 had outstanding 75.8 million common units (NYSE: “SGU” representing an 99.6% limited partner interest in Star Gas Partners) and 0.3 million general partner units (representing an 0.4% general partner interest in Star Gas Partners).

The Partnership is organized as follows:

•

The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership’s heating oil operations are conducted through Petro Holdings, Inc. (“Petro”) and its subsidiaries. Petro is a Minnesota corporation that is a wholly-owned subsidiary of Star/Petro, Inc. (“Star/Petro”) a Minnesota corporation, which is a wholly-owned subsidiary of the Partnership.

•

Star Gas Finance Company is a wholly owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $172.8 million 10 1/4% Senior Notes, which are due in 2013. The Partnership is dependent on distributions including intercompany interest payments from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations.

We file annual, quarterly, current and other reports and information with the SEC. These filings can be viewed and downloaded from the Internet at the SEC’s website at www.sec.gov. In addition, these SEC filings are available at no cost as soon as reasonably practicable after the filing thereof on our website at www.star-gas.com/Edgar.cfm. These reports are also available to be read and copied at the SEC’s public reference room located at Judiciary Plaza, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of these filings and other information at the offices of the New York Stock Exchange located at 11 Wall Street, New York, New York 10005.

Business Overview

As of September 30, 2007, we serviced approximately 416,000 residential and commercial home heating oil customers and 7,000 propane customers. We believe we are the largest retail distributor of home heating oil in the United States. We also sell home heating oil, gasoline and diesel fuel to approximately 27,000 customers on a delivery only basis. We install, maintain, and repair heating and air conditioning equipment for our customers, and provide ancillary home services, including home security and plumbing, to approximately 11,000 customers. During fiscal year 2007, total sales were comprised of approximately 76% from sales of home heating oil; 14% from the installation and repair of heating and air conditioning equipment; and 10% from the sale of other petroleum products. We provide home heating equipment repair service 24 hours a day, seven days a week, 52 weeks a year. These services are an integral part of our heating oil business, and are intended to maximize customer satisfaction and loyalty.

In fiscal 2007, sales to residential customers represented 86% of the retail heating oil gallons sold and 93% of heating oil gross profits.

We have operations and markets in the following states:

Connecticut	Massachusetts	New York	Rhode Island
Fairfield	Suffolk	Dutchess	Providence
New Haven	Norfolk	Ulster	Kent
Middlesex	Essex	Orange	Washington
Litchfield	Bristol	Westchester	Newport
Hartford	Middlesex	Putnam	Bristol
	Barnstable	Nassau
Maryland	Plymouth	Suffolk	Virginia
Baltimore	Worcester	Bronx	Loudoun
Harford		Queens	Prince William
Cecil	New Jersey	Kings	Fauquier
Anne Arundel	Salem	Richmond	Stafford
Carroll	Gloucester	New York	Arlington
Howard	Camden		Fairfax
Montgomery	Burlington	Pennsylvania
Prince George’s	Ocean	Philadelphia	Washington, D.C.
Calvert	Monmouth	Bucks	District of Columbia
Charles	Somerset	Montgomery
Frederick	Middlesex	Chester
	Mercer	Lancaster
	Hunterdon	Lebanon
	Union	Lehigh
	Hudson	Northampton
	Bergen	Berks
	Essex	Monroe
	Passaic	Dauphin
	Sussex	Cumberland
	Morris	York
Warren

Industry Characteristics

Home heating oil is primarily used as a source of fuel to heat residences and businesses in the New England and Mid-Atlantic regions. According to the U.S. Department of Energy—Energy Information Administration, 2001 Residential Energy Consumption Survey (the latest survey published), these regions account for 77% of the households in the United States where heating oil is the main space-heating fuel and 31% of the homes in these regions use home heating oil as their main space-heating fuel. In recent years, as the price of home heating oil increased, customers have tended to increase their conservation efforts, which has decreased their consumption of home heating oil.

The retail home heating oil industry is mature, with total market demand expected to decline in the foreseeable future due to conversions to natural gas. We have lost an estimated average of one percent of our customers per year over the last five years due to conversions to natural gas. Therefore, our ability to maintain our business or grow within the industry is dependent on the acquisition of other retail distributors as well as the success of our marketing programs. It is common practice in our business to price products to customers based on a per gallon margin over wholesale costs. As a result, we believe distributors such as ourselves generally seek to maintain their per gallon margins by passing wholesale price increases through to customers, thus insulating themselves from the volatility in wholesale heating oil prices. However, distributors may be unable or unwilling to pass the entire product cost increases through to customers. In these cases, significant decreases in per gallon margins may result. The timing of cost pass-throughs can also significantly affect margins. The retail home heating oil industry is highly fragmented, characterized by a large number of relatively small, independently owned and operated local distributors. Some dealers provide full service, as we do, and others offer delivery only on a cash on delivery basis. The industry is becoming more complex and costly due to increasing regulations, working capital requirements and the need to hedge. We utilize derivative instruments (futures, options and swaps) in order to hedge a substantial majority of the heating oil volume we expect to sell to protected-price customers that have renewed their price plans, mitigating our exposure to changing commodity prices. We also use derivative instruments as a hedge against our physical inventory and priced purchase commitments.

Business Initiatives and Strategy

Prior to the fiscal 2004 winter heating season, we attempted to develop a competitive advantage in customer service through a business process redesign project and, as part of that effort, centralized our heating equipment service and oil dispatch functions and engaged a centralized customer care center to fulfill our telephone requirements for a majority of our home heating oil customers. We experienced difficulties in advancing this initiative, which adversely impacted the customer base in fiscal years 2004 through 2006 and continues to adversely impact the customer base.

In March 2007, we completed our transition from a centralized customer service model to a more traditional customer service model in which the majority of our customer service calls are answered locally. We have implemented an employee staffed centralized call center to augment our internal staffing requirements for certain overflow, off-peak and weekend hours that is being supported by a very small U.S. based outsourced call center, but our plan is to have our internal center handle all of these calls by January 2008. This transition has been completed on or ahead of schedule in most of our locations. In addition, to reduce gross customer losses, we require all employees to attend a team-building and role-playing program that we call Boot Camp. The goal of this program is to train and retrain all employees toward a customer service focus and to reinforce an environment of continual improvement.

We are committed to our strategy to increase unit-holder value through (i) reduced net customer attrition, (ii) operational efficiencies and productivity improvements, and (iii) increased market share through the acquisition of other heating oil distributors or the possible expansion into other energy or petroleum-related businesses.

Customers and Pricing

Our full service home heating oil customer base is comprised of 96% residential customers and 4% commercial customers. Our residential customer receives small deliveries on average of 170 gallons per delivery and our commercial accounts receive larger deliveries on average of 425 gallons. Typically, we make four to six deliveries per customer per year. Deliveries are scheduled based on each customer’s historical consumption pattern and prevailing weather conditions. Currently, 89% of our deliveries are scheduled automatically and 11% of our home heating oil customer base call from time to time to schedule a delivery. Our practice is to bill customers promptly after delivery. We also offer a balanced payment plan in which a customer’s estimated annual oil purchases and service contract fees are paid for in a series of equal monthly payments. As of September 30, 2007 approximately 26% of our residential home heating oil customers have elected this option.

We offer several pricing alternatives to our customers. Our variable pricing program allows the price to float with the home heating oil market and generally move up or down in response to market changes and other factors. In addition, we offer price protection programs, which establish either a fixed or a ceiling per gallon price that the customer would pay over the following 12-month period. At September 30, 2007, 39% of our total home heating oil customer base had a price protection plan as compared to 41% at September 30, 2006, and at September 30, 2007, approximately 62% of our price protected customers were on the ceiling plan, as compared to 31% at September 30, 2006.

Sales to residential customers ordinarily generate higher per gallon margins than sales to commercial customers. Due to the greater price sensitivity of residential protected price customers, the per gallon margins realized from these customers generally are less than variable priced residential customers. Per gallon gross profit margins can also vary by geographic region. Accordingly, per gallon gross profit margins could vary significantly from year to year in a period of identical sales volumes.

Customer Attrition

We measure net customer attrition for our full service residential and commercial home heating oil customers. Net customer attrition is the difference between gross customer losses and customers added through internal marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. Gross customer losses are the result of a number of factors, including price competition, move outs, service issues and credit losses. When a customer moves out of an existing home we count the “move out” as a loss and if we are successful in signing up the new homeowner, the “move in” is treated as a gain.

For fiscal 2007, we lost 21,300 accounts (net) or 5.0% of our home heating oil customer base, as compared to fiscal 2006 in which we lost 29,600 accounts (net) or 6.6% of our home heating oil customer base. In fiscal 2005, we lost 35,100 accounts (net) or 7.1% of our home heating oil customer base. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Customer Attrition)

Suppliers and Supply Arrangements

We purchase home heating oil for delivery in either barge, pipeline or truckload quantities, and have contracts with approximately 70 terminals for the right to temporarily store heating oil at facilities we do not own. Purchases are made under supply contracts or on the spot market. We enter into market price based contracts in excess of 70% of our home heating oil requirements. During fiscal 2007, Sunoco Inc., NIC Holding Corp. (Northville Industries), and Global Companies provided 19.2%, 18.3% and 11.7% respectively, of our product purchases. Aside from these three suppliers, no single supplier provided more than 10% of our product supply during fiscal 2007. Supply contracts typically have terms of 6 to 12 months. All of the supply contracts provide for minimum quantities. In all cases, the supply contracts do not establish in advance the price of fuel oil. This price is based upon a published market index price at the time of delivery or pricing plus an agreed upon differential. We believe that our policy of contracting for the majority of our anticipated supply needs with diverse and reliable sources will enable us to obtain sufficient product should unforeseen shortages develop in worldwide supplies.

Derivatives

We use derivative instruments in order to mitigate our exposure to market risk associated with the purchase of home heating oil for our protected price customers, physical inventory on hand, inventory in transit and priced purchase commitments. At September 30, 2007, we had outstanding derivative instruments with the following counterparties: LaSalle Bank, NA, JPMorgan Chase Bank, NA, Societe Generale and its subsidiary Fimat, Wachovia Bank, NA, Cargill, Inc., Bank of America, N.A., Citibank, N.A., Morgan Stanley, and BP North America Petroleum.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. Currently, the Partnership’s derivative instruments do not qualify for hedge accounting treatment and we have experienced great volatility in earnings as these outstanding home heating oil derivative instruments are marked to market and non-cash gains or losses are recorded in the statement of operations. While we largely expect our realized derivative gains and losses to be offset by increases or decreases in the value of our physical purchases, we will experience volatility in reported earnings due to the recording of unrealized non-cash gains and losses on our derivative instruments prior to their maturity.

Subsequent to the Partnership’s fiscal year 2006 restatement of its financial statements, primarily due to issues regarding hedge accounting, we were contacted informally by the Boston District Office of the SEC requesting the voluntary provision of documents and related information concerning the Partnership’s use of derivatives and hedge accounting. The Partnership complied with this request in or about April 2007 and has not received any additional information requests. The SEC has advised the Partnership that the inquiry should not be construed as an indication by the SEC or its staff that any violations of the law have occurred, nor should it be considered a reflection upon any person, entity or security.

Home Heating Oil Price Volatility

In recent years, the wholesale price of home heating oil has been extremely volatile resulting in increased consumer price sensitivity to heating costs and increased net customer attrition. Like any other market commodity, the price of home heating oil is generally set by many factors including economic and geopolitical forces. Global economic expansion is fueling an ever-increasing demand for oil. The price of home heating oil is closely linked to the price refiner’s pay for crude oil, which is the principal cost component of home heating oil. Crude oil is bought and sold in the international marketplace and as such is significantly affected by the economic forces of worldwide supply and demand. The volatility in home heating oil wholesale cost, as measured by the New York Mercantile Exchange (“Nymex”) for fiscal 2007, 2006 and 2005 by quarter, is illustrated by the following chart:

	Fiscal 2007		Fiscal 2006		Fiscal 2005
	Low	High	Low	High	Low	High
Quarter Ended
December 31	$1.5869	$1.8477	$1.6097	$2.0809	$1.2108	$1.5944
March 31	1.4707	1.8794	1.6075	1.8843	1.1922	1.6576
June 30	1.7978	2.0424	1.8558	2.0964	1.3508	1.6761
September 30	1.9393	2.2609	1.6472	2.1435	1.5609	2.1985

On November 26, 2007 heating oil prices reached $2.71 per gallon (the highest price per gallon since the beginning of fiscal 2007 through the date of this Report).

Competition

Most of our district locations compete with numerous distributors, primarily on the basis of reliability of service, price, and response to customer needs. Each district location operates in its own competitive environment.

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

Seasonality

Our fiscal year ends on September 30. All references to quarters and years in this document are to fiscal quarters and years unless otherwise noted. The seasonal nature of our business results in the sale of approximately 30% of our volume in the first quarter and 45% of our volume in the second quarter of each fiscal year, the peak heating season. We generally realize net income the first and second fiscal quarters and net losses during the third and fourth fiscal quarter.

Acquisitions

In fiscal 2007, we completed the purchase of seven retail heating oil dealers with approximately 19,400 home heating oil customers and several thousand plumbing customers for an aggregate cost of $26.4 million. We made no acquisitions in fiscal 2006 and 2005. Under the terms of our revolving credit facility, there are limitations on the size of individual acquisitions in addition to financial tests that must be satisfied before an acquisition can be consummated (See Item 1A. Risk Factors for acquisitions).

Employees

As of September 30, 2007, we had 2,817 employees, of whom 877 were office, clerical and customer service personnel; 1,012 were equipment repairmen; 362 were oil truck drivers and mechanics; 374 were management and 192 were employed in sales. Of these employees 1,262 are represented by 20 different local chapters of labor unions. Some of these unions have union administered pension plans that have significant unfunded liabilities, a portion of which could be assessed to us should we withdraw from these plans. In addition, approximately 280 seasonal employees are rehired annually to support the requirements of the heating season. We are currently involved in two union negotiations. We believe that our relations with both our union and non-union employees are generally satisfactory.

Government Regulations

We are subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response,

Compensation and Liability Act (“CERCLA”), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the “Superfund” law, imposes joint and several liabilities without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a hazardous substance into the environment. Heating oils and certain automotive waste products generated by the Partnership’s fleet are hazardous substances within the meaning of CERCLA. These laws and regulations could result in civil or criminal penalties in cases of non-compliance or impose liability for remediation costs. The Partnership is currently a named “potentially responsible party” in one CERCLA civil enforcement action. This action is still in litigation. We do not believe that this action will have a material impact on our financial condition or results of operations.

With respect to the transportation of distillates and gasoline by truck, we are subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation or similar state agencies. We conduct ongoing training programs to help ensure that our operations are in compliance with applicable safety regulations. We maintain various permits that are necessary to operate some of our facilities, some of which may be material to our operations.

Trademarks and Service Marks

We market our products and services under various trademarks, which we own. They include marks such as Petro and Meenan. We believe that the Petro, Meenan and other trademarks and service marks are an important part of our ability to attract new customers and to effectively maintain and service our customer base.

ITEM 1A.	RISK FACTORS

An investment in the Partnership involves a high degree of risk. Security holders and Investors should carefully review the following risk factors.

Unitholders May Have to Report Income for Federal Income Tax Purposes on Their Investment in the Partnership Without Receiving Any Cash Distributions From Us.

Star Gas Partners is a master limited partnership. Our unitholders are required to report for federal income tax purposes their allocable share of our income, gains, losses, deductions and credits, regardless of whether we make cash distributions. We expect that an investor will be allocated taxable income (mostly dividend and interest income) regardless of whether a cash distribution has been paid. Mandatory distributions of available cash by us to unitholders will not commence before February 2009.

Our corporate subsidiary Star/Petro Inc. and its subsidiaries (“Star/Petro”) are subject to federal and state income taxes. See the following risk factor regarding net operating loss availability.

A change in ownership for Star Gas Partners may result in the limitation of the potential utilization of net operating loss carryforwards by our corporate subsidiary and our ability to pay cash distributions.

If Star Gas Partners were to experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended, its corporate subsidiary, Star/Petro may be materially restricted in the potential utilization of its net operating loss carryforwards to offset future taxable income. A restriction on Star/Petro’s ability to use its net operating loss carryforwards to reduce its federal taxable income would reduce the amount of cash Star/Petro has available to make distributions to the Partnership, which would consequently reduce the amount of cash the Partnership has available to make distributions to its unitholders.

As of the calendar tax year ended December 31, 2006, Star/Petro, Inc., had a federal net operating loss carryforward (“NOL”) of approximately $160.8 million, of which approximately $43.5 million is limited in accordance with Federal income tax law as a result of prior transactions. The NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income. In general, the Partnership would be deemed to have an “ownership change” under Section 382 if, immediately after any owner shift involving a 5% unitholder or any equity structure shift, the percentage of units of the Partnership owned by one or more 5% unitholder has increased by more than 50% over the lowest percentage of units of the Partnership (or any predecessor entity) owned by such unitholder at any time during the three-year testing period.

The high wholesale energy costs may adversely affect our liquidity.

Our business requires a significant investment in working capital to finance accounts receivable and inventory during the heating season. Under our revolving credit facility, as amended, we may borrow up to $260 million, which increases to $360 million during the peak winter months from December through April of each year, (subject to borrowing base limitations and a coverage ratio) for working capital purposes subject to maintaining availability (as defined in the credit agreement) of $25 million or a fixed charge coverage ratio of not less than 1.1 to 1.0.

If our credit requirements should exceed the amounts available under our revolving credit facility or should we fail to maintain the required availability, we would not have sufficient working capital to operate our business, which could have a material adverse effect on our financial condition and results of operations.

From time to time, we utilize futures contracts for our price fixed customers to manage market risk related to changes in the current and future market price of home heating oil. To a certain extent, availability must be set aside to respond to the volatile home heating oil markets. Futures contracts are marked to market on a daily basis and require an initial cash margin deposit and potentially require a daily adjustment to such cash deposit (maintenance margin). For example, assuming 100 million gallons are hedged with a futures contract, a 30-cent per gallon decline in the market value of these derivative instruments (as we experienced from time-to-time) would create an additional cash margin requirement of approximately $30 million. In this example, availability in the short-term is reduced, as we fund the margin call. This availability reduction should be temporary, as we should be able to purchase product at a later date for 30 cents a gallon less than the anticipated strike price when the agreement with the price-protected customer was entered into. A spike in wholesale heating oil prices could also reduce availability, as we must finance a portion of our inventory and accounts receivable with internally generated cash, as the net advance for eligible accounts receivable is 85% and from 40% to 80% of eligible inventory. Generally, we are required to either prepay or issue letters of credit for inventory purchases, which impacts our liquidity.

We also utilize forward swaps for our fixed price customers with members of our bank group to manage market risk rather than purchase futures contracts. These institutions have not required an initial cash margin deposit or any mark to market maintenance margin for these swaps. Any mark to market exposure is reserved against our borrowing base and can thus reduce the amount available to us under our revolving credit facility.

For our ceiling customers, we purchase call options, which require an upfront cash payment. This reduces our liquidity, as we must pay for the option before any sales are made to the customer.

For certain of our supply contracts, we are required to establish the purchase price in advance of receiving the physical product. This occurs at the end of the month and is usually no more than 20 days prior to receipt of the product. We use futures contracts or swaps to “short” the purchase commitment such that the commitment floats with the market. As a result, any upward movement in the market for home heating oil would reduce our liquidity, as we would be required to post additional cash collateral for a futures contract or our availability to borrow under our bank facility would be reduced in the case of a swap. We also short the majority of our physical product and priced purchase commitments with either a futures contract or a swap. At December 31, 2007, we expect to have 73 million gallons of purchase commitments and physical inventory shorted with a futures contract or swap. Assuming a 30 cent per gallon increase in price, our near term liquidity would be reduced by $22 million.

For the majority of our fiscal year, the amount of cash received from customers with a balanced payment plan is greater than actual billings. This amount is reflected on the balance sheet under the caption “customer credit balances.” At September 30, 2007, customer credit balances aggregated $71.1 million. Generally, customer credit balances are at their low point after the end of the heating season and peak prior to the beginning of the heating season. We have approximately 110,000 customers, or 26% of our customer base, on the balanced payment plan. If home heating oil prices increased by 30 cents per gallon and we failed to recalculate the balanced payments to reflect current heating oil prices, our liquidity could also be reduced by as much as $30 million.

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our debt obligations.

We had total debt, exclusive of borrowings under our working capital facility, of approximately $172.8 million as of September 30, 2007. Our substantial indebtedness and other financial obligations could:

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

If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all.

Since weather conditions may adversely affect the demand for home heating oil, our financial condition is vulnerable to warm winters.

Weather conditions have a significant impact on the demand for home heating oil because our customers depend on this product principally for space heating purposes. As a result, weather conditions may materially adversely impact our operating results and financial condition. During the peak-heating season of October through March, sales of home heating oil historically have represented approximately 75% to 80% of our annual home heating oil volume. Actual weather conditions can vary substantially from year to year or from month to month, significantly affecting our financial performance. Furthermore, warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized on those sales and, consequently, our results of operations. For example, in fiscal 2002 and fiscal 2006, temperatures were significantly warmer than normal for the areas in which we sell home heating oil, which adversely affected the amount of net income, EBITDA and adjusted EBITDA that we generated during these periods. In fiscal 2002, temperatures in our areas of operation were an average of 18.4% warmer than in fiscal 2001 and 18.0% warmer than normal. For fiscal 2008 and fiscal 2009, we have purchased weather insurance to help minimize the adverse effect of weather volatility on our cash flows. This current weather insurance contract covers the period from November 1 to February 28, taken as a whole in each of the fiscal years covered. The strike or “pay-off” price is based on the 10-year moving average of degree- days for the contract period and has been set at approximately 3% less than the 10-year moving average. For every degree-day not realized below the strike-price we will receive $35,000, up to a maximum of $12.5 million.

However, there can be no assurance that this insurance will be adequate to protect us from adverse effects of weather conditions or that we may be able to obtain a similar policy in the future.

Our operating results will be adversely affected if we continue to experience significant net attrition in our home heating oil customer base.

Our net attrition rate of home heating oil customers for fiscal 2007, 2006 and 2005 was approximately 5.0%, 6.6% and 7.1%, respectively. This rate represents the net of our annual gross customer losses after gross customer gains. For fiscal 2007, 2006 and 2005 we had gross customer losses of 17.6%, 19.6% and 20%, respectively, which were partially offset by gross customer gains during these periods of 12.6%, 13% and 12.9%, respectively. The gain of a new customer does not fully compensate for the loss of an existing customer because of the expenses incurred during the first year to acquire a new customer and the higher attrition rate associated with new customers. Customer losses are the result of various factors, including but not limited to:

•	price competition;

•	customer relocations;

•	credit problems; and

•	quality of service issues,

The continuing unprecedented rise and volatility in the price of heating oil has intensified price competition and added to our difficulty in reducing net customer attrition.

High net customer attrition rates may continue or increase through fiscal 2008 and perhaps beyond. Our net attrition rate of home heating oil customers from October 1, 2007 to November 30, 2007 was approximately 0.95%. Even if the rate of attrition can be reduced, attrition from prior fiscal years will adversely impact net income in the future.

For additional information about customer attrition, See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Customer Attrition.”

Sudden and sharp oil price increases that cannot be passed on to customers may adversely affect our operating results.

The retail home heating oil industry is a “margin-based” business in which gross profit depends on the excess of retail sales prices per gallon over supply costs per gallon. Consequently, our profitability is sensitive to changes in the wholesale price of home heating oil caused by changes in supply or other market conditions. These factors are beyond our control and thus, when there are sudden and sharp increases in the wholesale cost of home heating oil, we may not be able to pass on these increases to customers through increased retail sales prices. Wholesale price increases could reduce our gross profits and could, if continuing over an extended period of time reduce demand by encouraging conservation or conversion to alternative energy sources. In an effort to retain existing accounts and attract new customers we may offer discounts, which will impact the net per gallon gross margin realized.

A significant portion of our home heating oil volume is sold to price-protected customers and our gross margins could be adversely affected if we are not able to effectively hedge against fluctuations in the volume and cost of product sold to these customers.

A significant portion of our home heating oil volume is sold to individual customers under an agreement pre-establishing the ceiling sales price or a fixed price of home heating oil over a 12-month period. For the fiscal years ended September 30, 2007 and 2006, approximately 38% of the total home heating oil volume sold was under a price-protected plan. We currently purchase option contracts, swaps and futures contracts for a substantial majority of the heating oil that we expect to sell to these price-protected customers when the customer renews his purchase commitment for the next 12 months. We generally get a signed agreement or a voice recording from these price-protected customers acknowledging the fixed or ceiling price per gallon. The amount of home heating oil volume that we hedge per price-protected customer is based upon the estimated fuel consumption per average customer, per month. In the event that the actual usage exceeds the amount of the hedged volume on a monthly basis, we could be required to obtain additional volume at unfavorable margins. In addition, should actual usage in any month be less than the hedged volume, our hedging losses could be greater. None of our derivative instruments qualify for hedge accounting treatment. Therefore, to the extent we continue to have derivative instruments that do not qualify for hedge accounting treatment, we could experience great volatility in earnings as these currently outstanding derivative contracts are marked to market and non-cash gains or losses are recorded.

If we do not make acquisitions on economically acceptable terms, our future growth will be limited.

The home heating oil industry is not a growth industry because, where natural gas is available, new housing generally does not use oil heat and increased competition exists from alternative energy sources. Accordingly, future growth will depend on our ability to make acquisitions at attractive prices. We cannot assure that we will be able to identify attractive acquisition candidates in the home heating oil sector in the future or that we will be able to acquire businesses on economically acceptable terms. Factors that may adversely affect home heating oil operating and financial results may limit our access to capital and adversely affect our ability to make acquisitions. Under the terms of our revolving credit facility, our most restrictive agreement, as long as we maintain certain financial ratios, we are not limited on the number of individual acquisitions or aggregate dollar amount of acquisitions we make in any fiscal year, but we are restricted from making any individual acquisition in excess of $25.0 million. In addition, to make an acquisition, the Partnership is required to have Availability (as defined in the credit agreement) of $30.0 million, on a pro forma basis, during the last 12-month period ending on the date of such acquisition. These restrictions may limit our ability to make acquisitions. Any acquisition may involve potential risks to us and ultimately to our unitholders, including:

•	an increase in our indebtedness;

•	an increase in our working capital requirements

•	our inability to integrate the operations of the acquired business;

•	our inability to successfully expand our operations into new territories;

•	the diversion of management’s attention from other business concerns;

•	an excess of customer loss or loss of key employees from the acquired business; and

•	the assumption of additional liabilities including environmental liabilities

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

If we were unable to compete effectively, we may lose existing customers or fail to acquire new customers, which would have a material adverse effect on our results of operations and financial condition.

We can make no assurances that we will be able to compete successfully. If competitors continue to increase market share by reducing their prices, as we believe occurred recently, our operating results and financial condition could be materially and adversely affected. We also compete for customers with suppliers of alternative energy products, principally natural gas. We face competition from electricity and natural gas. Over the past five years, approximately 1% our customers converted annually from heating oil to natural gas. This is consistent with the average ten-year data calculated from the 2000 U.S. Bureau of Census for the markets in which we operate, with specific markets converting to natural gas up to a 6% rate.

The continuing unprecedented rise in the price of heating oil has intensified price competition, and as consumers become more price sensitive, added to our difficulty in reducing customer attrition.

We are subject to operating and litigation risks that could adversely affect our operating results whether or not covered by insurance.

Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing customers with our products. As a result, we may be a defendant in legal proceedings and litigation arising in the ordinary course of business.

We maintain insurance policies with insurers in amounts and with coverage and deductibles that we believe are reasonable. However, there can be no assurance that this insurance will be adequate to protect us from all material expenses related to potential future claims for remediation costs and personal and property damage or that these levels of insurance will be available in the future at economical prices.

Our operations are subject to operational hazards and our insurance reserves may not be adequate to cover actual losses.

We self-insure workers’ compensation, automobile and general liability claims up to a pre-established limit. In storing and delivering product to our customers, our operations are subject to operational hazards such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures and other events beyond our control. If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations.

We establish reserves based upon expectations as to what our ultimate liability will be for claims using our historical developmental factors. We evaluate on an annual basis the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2007, we had approximately $41.1 million of insurance reserves and had issued $51.5 million in letters of credit for past and future claims. The ultimate settlement of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material effect on our results of operations.

We are the subject of a consolidated class action lawsuit alleging violation of the federal securities laws, which if decided adversely, could have a material adverse effect on our financial condition.

On or about October 21, 2004, a purported class action lawsuit on behalf of a purported class of unitholders was filed against the Partnership and various subsidiaries and officers and directors in the United States District Court of the District of Connecticut entitled Carter v. Star Gas Partners, L.P., et. al., No. 3:04-cv-01766-IBA, et. al. Subsequently, 16 additional class action complaints, alleging the same or substantially similar claims, were filed in the same district court. The class actions were consolidated into one consolidated amended complaint. For information concerning the procedural history and current status of this lawsuit, see “Item 3. Legal Proceedings.”

In the event the above action is decided adversely to us, it could have a material adverse effect on our results of operations, financial condition and liquidity.

Our results of operations and financial condition may be adversely affected by governmental regulation and associated environmental and regulatory costs.

The home heating oil business is subject to a wide range of federal and state laws and regulations related to environmental and other matters. We have implemented environmental programs and policies designed to avoid potential liability and costs under applicable environmental laws. It is possible, however, that we will experience increased costs due to stricter pollution control requirements or liabilities resulting from noncompliance with operating or other regulatory permits. New environmental regulations might adversely impact operations, including underground storage and transportation of home heating oil. In addition, there are environmental risks inherently associated with home heating oil operations, such as the risks of accidental release or spill. It is possible that material costs and liabilities will be incurred, including those relating to claims for damages to property and persons.

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

Conflicts of interest have arisen and could arise in the future as a result of relationships between the general partner and its affiliates, on the one hand, and the Partnership or any of the limited partners, on the other hand. As a result of these conflicts the general partner may favor its own interests and those of its affiliates over the interests of the unitholders. The nature of these conflicts is ongoing and includes the following considerations:

•	The general partner’s affiliates are not prohibited from engaging in other business or activities, including direct competition with us.

•

The general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings and reserves, each of which can impact the amount of cash, if any, available for distribution to unitholders, and available to pay principal and interest on debt.

•	The general partner controls the enforcement of obligations owed to the Partnership by the general partner.

•	The general partner decides whether to retain separate counsel or others to perform services for the Partnership.

•	In some instances the general partner may borrow funds in order to permit the payment of distributions to unitholders.

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

•	The general partner is allowed to take into account the interests of parties in addition to the Partnership in resolving conflicts of interest, thereby limiting its fiduciary duty to the unitholders.

•	The general partner determines whether to issue additional units or other securities of the Partnership.

•	The general partner determines which costs are reimbursable by us.

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

Terrorist attacks and political unrest may adversely impact the price and availability of home heating oil, our results of operations, our ability to raise capital and our future growth. The impact that the foregoing may have on the heating oil industry in general, and on our business in particular, is not known at this time. An act of terror could result in disruptions of crude oil supplies and markets, the source of home heating oil, and its facilities could be direct or indirect targets. Terrorist activity may also hinder our ability to transport home heating oil if our normal means of transportation become damaged as a result of an attack. Instability in the financial markets as a result of terrorism could also affect our ability to raise capital. Terrorist activity could likely lead to increased volatility in prices for home heating oil. Insurance carriers are routinely excluding coverage for terrorist activities from their normal policies, but are required to offer such coverage as a result of new federal legislation. We have opted to purchase this coverage with respect to our property and casualty insurance programs. This additional coverage has resulted in additional insurance premiums.

The impact of hurricanes and other natural disasters could cause disruptions in supply and have a material adverse effect on our business, financial condition and results of operations.

Hurricanes, particularly in the Gulf of Mexico, and other natural disasters may cause disruptions in the supply chains for home heating oil and other products that we sell. Disruptions in supply could have a material adverse effect on our business, financial condition and results of operations, causing an increase in wholesale prices and decrease in supply.

Cash distributions (if any) are not guaranteed and may fluctuate with performance and reserve requirements.

Mandatory distributions of available cash by us to unitholders will not commence before February 2009. Thereafter, distributions on the common units will depend on the amount of cash generated, and distributions may fluctuate based on our performance. The actual amount of cash that is available will depend upon numerous factors, including:

•	profitability of operations;

•	required principal and interest payments on debt;

•	debt covenants

•	margin account requirements;

•	cost of acquisitions;

•	issuance of debt and equity securities;

•	fluctuations in working capital;

•	capital expenditures;

•	adjustments in reserves;

•	prevailing economic conditions;

•	financial, business and other factors; and

•	increased pension funding requirements

•	preserving our net operating loss carryforwards

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

We provide services to our customers in the Northeast and Mid-Atlantic regions of the United States from 25 principal operating locations and 47 depots, 28 of which are owned and 44 of which are leased. As of September 30, 2007, we had a fleet of 982 truck and transport vehicles, the majority of which were owned and 1,136 service vans, the majority of which are leased. We lease our corporate headquarters in Stamford, Connecticut. Our obligations under our credit facility are secured by liens and mortgages on substantially all of the Partnership’s and subsidiaries real and personal property.

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

On April 20, 2007, class plaintiffs filed a notice of appeal to the Court of Appeals for the Second Court of Judge Arterton’s decisions dismissing the amended complaint and denying Plaintiffs’ Post-Judgment Motion. Subsequent to the filing of the notice of appeal, class plaintiffs stipulated to the dismissal of the appeal as against Hanseatic Americas, Inc., Paul Biddelman, A.G. Edwards & Sons, Inc., RBC Dain Rauscher Inc., UBS Investment Bank, and Audrey Sevin. On or about July 6, 2007, class plaintiffs filed their brief on appeal. The Star Gas Defendants filed their opposition brief on or about August 21, 2007, and class plaintiffs filed their reply brief on or about September 11, 2007. Oral argument on the appeal has not yet been scheduled. In the interim, discovery in the matter remains stayed pursuant to the mandatory stay provisions of the PSLRA. While no prediction may be made as to the outcome of litigation, we intend to defend against this class action vigorously.

In the event that the above action is decided adversely to us, it could have a material effect on our results of operations, financial condition and liquidity. The Partnership has not accrued any amount for this action because, based on the court’s judgment of dismissal, we believe an unfavorable outcome is not probable.

Our operations are subject to all operating hazards and risks normally incidental to handling, storing and transporting and otherwise providing for use by consumers of combustible liquids such as propane and home heating oil. As a result, at any given time we are a defendant in various legal proceedings and litigation arising in the ordinary course of business. We maintain insurance policies with insurers in amounts and with coverages and deductibles we believe are reasonable and prudent. However, we cannot assure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. In addition, the occurrence of an explosion may have an adverse effect on the public’s desire to use our products. In the opinion of management, except as described above we are not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on our results of operations, financial position or liquidity. (See Note 20 – Commitments and Contingencies)

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS AND RELATED MATTERS

The common units, representing common limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “SGU”.

The following tables set forth the high and low closing price ranges for the common units for the fiscal 2007 and 2006 quarters indicated. There were no cash distributions declared on the common units during these periods.

	SGU – Common Unit Price Range
	High		Low
	Fiscal Year 2007	Fiscal Year 2006	Fiscal Year 2007	Fiscal Year 2006
Quarter Ended
December 31,	$3.84	$2.39	$2.28	$1.05
March 31,	$3.99	$2.97	$3.30	$1.84
June 30,	$4.94	$2.98	$4.00	$2.26
September 30,	$4.95	$2.62	$3.95	$2.24

As of September 30, 2007, there were approximately 580 holders of record of common units.

There is no established public trading market for the Partnership’s 0.3 million general partner units.

Partnership Distribution Provisions

Beginning October 1, 2008, minimum quarterly distributions on the common units will start accruing at the rate of $0.0675 per quarter ($0.27 on an annual basis). There will be no mandatory distributions of available cash by us to the holders of our common units and general partner units before February 2009. The information concerning restrictions on distributions required by Item 5. of this report is incorporated by reference to Note 5. Quarterly Distribution of Available Cash, of the Partnership’s consolidated financial statements.

The revolving credit facility and the indenture for the new notes both impose certain restrictions on our ability to pay distributions to unitholders.

ITEM 6.	SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

The selected financial data as of September 30, 2007 and 2006, and for the years ended September 30, 2007 and 2006 is derived from the financial statements of the Partnership included elsewhere in this Report. The selected financial data as of September 30, 2005, 2004 and 2003 is derived from financial statements of the Partnership not included elsewhere in this Report. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Years Ended September 30,
(in thousands, except per unit data)	2007	2006	2005	2004	2003
Statement of Operations Data:
Sales	$1,267,175	$1,296,512	$1,259,478	$1,105,091	$1,102,968
Costs and expenses:
Cost of sales	981,875	1,014,908	983,732	797,330	793,134
(Increase) decrease in the fair value of derivative instruments	(15,664)	45,677	(6,081)	(25,811)	5,299
Delivery and branch expenses	199,090	205,037	231,581	232,985	217,244
Depreciation and amortization expenses	28,995	32,415	35,480	37,313	35,535
General and administrative expenses	17,768	21,673	43,190	19,537	39,413
Goodwill impairment charge	—	—	67,000	—	—

Operating income (loss)	55,111	(23,198)	(95,424)	43,737	12,343
Interest expense, net	(11,525)	(21,203)	(31,838)	(36,682)	(29,530)
Amortization of debt issuance costs	(2,282)	(2,438)	(2,540)	(3,480)	(2,038)
Gain (loss) on redemption of debt	—	(6,603)	(42,082)	—	212

Income (loss) from continuing operations before income taxes	41,304	(53,442)	(171,884)	3,575	(19,013)
Income tax expense (benefit)	2,002	477	696	1,240	1,200

Income (loss) from continuing operations	39,302	(53,919)	(172,580)	2,335	(20,213)
Income (loss) from discontinued operations, net of income taxes	—	—	(6,189)	22,176	19,523
Gain (loss) on sales of discontinued operations, net of income taxes	(1,061)	—	157,560	(538)	—
Cumulative effects of changes in accounting principles for discontinued operations— Adoption of SFAS No. 142	—	—	—	—	(3,901)

Income (loss) before cumulative effects of changes in accounting principle for continuing operations	38,241	(53,919)	(21,209)	23,973	(4,591)
Cumulative effects of changes in accounting principles-change in inventory pricing method	—	(344)	—	—	—

Net income (loss)	$38,241	$(54,263)	$(21,209)	$23,973	$(4,591)

Weighted average number of limited partner units:
Basic	75,774	52,944	35,821	35,205	32,659

Diluted	75,774	52,944	35,821	35,205	32,767

	Fiscal Years Ended September 30,
(in thousands, except per unit data)	2007	2006	2005	2004	2003
Per Unit Data:
Basic and diluted income (loss) from continuing operations per unit (a)	$0.52	$(1.01)	$(4.77)	$0.07	$(0.61)
Basic and diluted net income (loss) per unit (a)	$0.51	$(1.02)	$(0.59)	$0.67	$(0.14)
Cash distribution declared per common unit	$—	$—	$—	$2.30	$2.30
Cash distribution declared per senior sub. unit	$—	$—	$—	$1.73	$1.65
Cash distribution declared per junior sub. unit	$—	$—	$—	$—	$1.15
Cash distribution declared per general partner unit	$—	$—	$—	$—	$1.15
Balance Sheet Data (end of period):
Current assets	$320,503	$295,880	$305,319	$228,053	$204,417
Total assets	$602,104	$581,208	$623,148	$954,858	$968,918
Long-term debt	$173,941	$174,056	$267,417	$503,668	$499,341
Partners’ Capital	$216,331	$173,325	$145,108	$169,771	$189,776
Summary Cash Flow Data:
Net Cash provided by (used in) operating activities	$51,115	$18,364	$(54,915)	$13,669	$15,365
Net Cash provided by (used in) investing activities	$(29,254)	$(3,271)	$467,431	$6,447	$(48,395)
Net Cash provided by (used in) financing activities	$(96)	$(23,120)	$(306,694)	$(19,874)	$48,049
Other Data:
Earnings from continuing operations before interest, taxes, depreciation and amortization (EBITDA)	$84,106	$2,614	$(102,026)	$81,050	$48,090
Adjusted EBITDA (b)	$68,442	$54,894	$975	$55,239	$53,177
Retail gallons sold	376,645	389,921	487,300	551,612	567,024

(a)	Income (loss) from continuing operations per unit is computed by dividing the limited partners’ interest in income (loss) from continuing operations by the weighted average number of limited partner units outstanding. Net income (loss) per unit is computed by dividing the limited partners’ interest in net income (loss) by the weighted average number of limited partner units outstanding.
(b)	Adjusted EBITDA is calculated as earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses, and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated and investors measure its overall performance and liquidity, including its ability to pay quarterly equity distributions, service its long-term debt and other fixed obligations and fund its capital expenditures and working capital requirements.

The definition of EBITDA and Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

EBITDA and adjusted EBITDA is calculated for the fiscal years ended September 30 as follows:

(in thousands)	2007	2006	2005	2004	2003
Income (loss) from continuing operations	$39,302	$(53,919)	$(172,580)	$2,335	$(20,213)
Plus:
Income tax expense	2,002	477	696	1,240	1,200
Amortization of debt issuance cost	2,282	2,438	2,540	3,480	2,038
Interest expense, net	11,525	21,203	31,838	36,682	29,530
Depreciation and amortization	28,995	32,415	35,480	37,313	35,535

EBITDA from continuing operations	84,106	2,614	(102,026)	81,050	48,090
(Increase) / decrease in the fair value of derivative instruments	(15,664)	45,677	(6,081)	(25,811)	5,299
(Gain) loss on redemption of debt	—	6,603	42,082	—	(212)
Goodwill impairment charge	—	—	67,000	—	—

Adjusted EBITDA	68,442	54,894	975	55,239	53,177

Add / (subtract)
Income tax expense	(2,002)	(477)	(696)	(1,240)	(1,200)
Interest expense, net	(11,525)	(21,203)	(31,838)	(36,682)	(29,530)
Unit compensation expense (income)	—	—	(2,185)	(4,382)	9,001
Provision for losses on accounts receivable	5,726	6,105	9,817	7,646	6,601
Gain on sales of fixed assets, net	(864)	(956)	(43)	(281)	(52)
Change in operating assets and liabilities	(8,662)	(19,999)	(30,945)	(6,631)	(22,632)

Net cash provided by (used in) operating activities	$51,115	$18,364	$(54,915)	$13,669	$15,365

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with, the effect of weather conditions on our financial performance, the price and supply of home heating oil, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new accounts and retain existing accounts, our ability to effect strategic acquisitions or redeploy assets, the impact of litigation, the continuing residual impact of the business process redesign project and our ability to address issues related to that project, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and outcome of current and future union negotiations, the impact of future environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counter party credit worthiness, and marketing plans. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth under the heading “Risk Factors” and “Business Initiatives and Strategy.” Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Overview

The following is a discussion of the historical condition and results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the description of our business in Item 1. “Business” and the historical Financial and Operating Data and Notes thereto included elsewhere in this Report.

During March 2007, we completed our transition from a centralized customer service model to a more traditional customer service model in which the majority of our customer service calls are answered locally. We have implemented an employee staffed centralized call center to augment our internal staffing requirements for certain overflow, off-peak and weekend hours that is being supported by a very small US based outsourced call center, but our plan is to have our internal center handle all of these calls by January 2008. This transition has been completed on or ahead of schedule in most of our locations.

Seasonality

In analyzing our financial results, the following matters should be considered. Our fiscal year ends on September 30. All references to quarters and years respectively in this document are to fiscal quarters and years unless otherwise noted. The seasonal nature of our business results in the sale of approximately 30% of our volume of home heating oil in the first fiscal quarter and 45% of our volume in the second fiscal quarter of each fiscal year, the peak heating season. We generally realize net income in the first and second fiscal quarters and net losses during the third and fourth fiscal quarters. In addition, sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices and other factors. Gross profit is not only affected by weather patterns but also by changes in customer mix. In addition, our gross profit margins vary by geographic region. Accordingly, gross profit margins could vary significantly from year to year in a period of identical sales volumes.

Degree Day

A “degree day” is an industry measurement of temperature designed to evaluate energy demand and consumption. Degree days are based on how far the average temperature departs from 65°F. Each degree of temperature above 65°F is counted as one cooling day, and each degree of temperature below 65°F is counted as one heating degree day. Degree days are accumulated each day over the course of a year and can be compared to a monthly or a long-term (multi-year) average, or normal, to see if a month or a year was warmer or cooler than usual. Degree days are officially observed by the National Weather Service and officially archived by the National Climatic Data Center. For purposes of evaluating our results of operations, we use the normal heating degree day amount as reported by the National Weather Service in our operating areas.

EBITDA and Adjusted EBITDA

EBITDA (Earnings from continuing operations before interest, taxes, depreciation and amortization) and adjusted EBITDA are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

•

our operating performance and return on invested capital as compared to those of other companies in the retail distribution of refined petroleum products business, without regard to financing methods and capital structure; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

Adjusted EBITDA is calculated as earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses, and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated and investors measure its overall performance and liquidity, including its ability to pay quarterly equity distributions, service its long-term debt and other fixed obligations and fund its capital expenditures and working capital requirements. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Per Gallon Gross Profit Margins

We believe the change in home heating oil margins should be evaluated on a cents per gallon basis, before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction.

Derivatives

SFAS No. 133, established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective, as defined in SFAS No. 133, changes in fair value are recognized in other comprehensive income until the forecasted hedged item is recognized in earnings. The Partnership’s derivative instruments do not qualify for hedge accounting treatment. Therefore, we could experience great volatility in earnings as outstanding home heating oil derivative instruments are marked to market and non-cash gains and losses are recorded prior to the sale of the commodity to the customer. To the extent that the Partnership continues this accounting treatment, the volatility in any given period related to unrealized non-cash gains or losses on derivative home heating oil instruments can be significant to the overall results of the Partnership, however, we ultimately expect those gains and losses to be offset when they become realized.

Amendment to Amended and Restated Unit Purchase Rights

Agreement to Preserve Net Operating Loss Carryforwards (NOLs)

In June 2007, the Partnership amended its Amended and Restated Unit Purchase Rights Agreement dated as of July 20, 2006 in order to protect the Partnership’s Net Operating Loss Carryforwards (“NOLs”) for federal income tax purposes by adding provisions which would have the effect of deterring any person or group from acquiring more than 5% (reduced from 15% prior to the amendment) of the Partnership’s issued and outstanding common units. The amendment also discourages existing 5% or greater unitholders (including the General Partner) from acquiring additional common units equal to 1% or more of the outstanding common units. A person or group that acquires units in excess of these amounts would be subject to substantial dilution under the Rights Agreement.

As of the calendar tax year ended December 31, 2006, Star/Petro, Inc., a wholly owned subsidiary of the Partnership, had aggregate federal NOLs of approximately $160.8 million, of which approximately $43.5 million is limited in accordance with federal income tax law as a result of prior transactions. The NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income. In the event that the Partnership experiences an “ownership change” for federal income tax purposes under Internal Revenue Code Section 382 (“Section 382”), Star/Petro may be restricted annually in its ability to use its NOLs to reduce its federal taxable income.

In general, the Partnership would be deemed to have an “ownership change” under Section 382 if, immediately after any owner shift involving a 5% unitholder, or any equity structure shift, the percentage of units of the Partnership owned by one or more 5% unitholder has increased by more than 50%, over the lowest percentage of units of the Partnership (or any predecessor entity) owned by such unitholder at any time during the three-year testing period. The recapitalization of the Partnership on April 28, 2006 materially contributed towards the cumulative ownership change. This, combined with the acquisition in May 2007 of a 5.6% interest in the Partnership by an investment fund, has caused the Partnership to take this action in order to seek to preserve its NOLs in the interest of all unit holders. Once the effect of the Partnership’s recapitalization is no longer included in the three-year testing period, the Partnership will consider whether this restrictive deterrence remains necessary.

Home Heating Oil Price Volatility

The wholesale price of home heating oil has been extremely volatile over the last several years and has resulted in increased consumer awareness of heating costs and increased net customer attrition. Like any other market commodity, the price of home heating oil is subject to the economic forces of supply and demand. Global economic expansion is fueling an ever-increasing demand for oil. The price of home heating oil is closely linked to the price refiners pay for crude oil, which is the principal cost component of home heating oil. Crude oil is bought and sold in the international marketplace and as such is significantly affected by the economic forces of worldwide supply and demand. On November 26, 2007 heating oil prices reached $2.71 per gallon (the highest price per gallon since the beginning of fiscal 2007 through the date of this Report). We believe that this increase in home heating oil prices could adversely impact liquidity, our bad debt rate and net customer attrition in fiscal 2008.

Weather Insurance Contract – Warm, Weather

Weather conditions have a significant impact on the demand for home heating oil because our customers depend on this product principally for space heating purposes. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. Furthermore, warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized on those sales and, consequently, our results of operations. We have purchased weather insurance to help mitigate the adverse effect of warm weather on our cash flows. The most recent weather insurance contract covered the period from November 1, 2006 to February 28, 2007, taken as a whole. The strike or “pay-off” price is based on the 10 year moving average of degree days for the contract period and has been set at approximately 3% less than the 10 year moving average. For every degree day not realized below the strike-price we were entitled to received $35,000 up to a maximum of $12.5 million. At December 31, 2006, we recorded a $7.2 million asset under this weather insurance contract in accordance with EITF 99-2. Temperatures in January and February 2007 were colder than the 10 year average. We lowered the expected proceeds under this contract by $2.9 million to $4.3 million as of March 31, 2007, and we received payment in April 2007. We have a similar weather insurance contract in place for the period from November 1, 2007 to February 28, 2008, and for the period November 1, 2008 to February 28, 2009.

Customer Attrition

We lost 21,300 accounts in fiscal 2007 (net) or 5.0% of our home heating oil customer base, as compared to fiscal 2006 in which we lost 29,600 accounts (net), or 6.6%, of our home heating oil customers. This decrease in net customers lost of 8,300 was due to a combination of fewer gross customer gains (4,700) and fewer gross customer losses (13,000). In fiscal 2007, 23,100 of the homes we serviced changed ownership compared to 26,200 homes in the prior year. In fiscal 2007, we were able to retain 12,300 of those homes, versus 13,600 retained in fiscal 2006. In addition to the reduction in gross losses due to 3,100 fewer move-outs in fiscal 2007, we also experienced 9,600 fewer losses relating to price. Gross gains were negatively impacted by (i) the continuation of our higher minimum profitability standards for new customers, (ii) continued customer price sensitivity due to the increased level and volatility of energy prices and (iii) increased minimum credit standards for customers.

For fiscal 2006, we lost 29,600 accounts (net) or 6.6% of our home heating oil customer base, as compared to fiscal 2005 in which we lost 35,100 accounts (net) or 7.1% of our home heating oil customer base. This decrease in net customers lost of 5,500 was due to a combination of fewer gross customer gains (5,600) and fewer gross customer losses (11,100). In fiscal 2006, 26,200 of the homes we serviced changed ownership, compared to 34,200 homes in the prior year. In 2006, we were able to retain 13,600 of those homes, versus 15,800 retained in fiscal 2005.

In addition to the reduction in gross losses due to 8,100 fewer move-outs in fiscal 2006, we also experienced fewer losses relating to price (2,500), service (1,000) and other factors.

Gross customer gains and gross customer losses

	Fiscal Year Ended
Description	2007	2006	2005
Gross Customer Gains	53,500	58,200	63,800
Gross Customer Losses	(74,800)	(87,800)	(98,900)

Net Customer Loss	(21,300)	(29,600)	(35,100)

Net customer attrition as a percent of the home heating oil customer base

	Fiscal Year Ended
Description	2007	2006	2005
Gross Customer Gains	12.6%	13.0%	12.9%
Gross Customer Losses	(17.6)%	(19.6)%	(20.0)%

Net Customer Attrition	(5.0)%	(6.6)%	(7.1)%

Net home heating oil customers accounts (lost) by quarter

	Fiscal Year Ended
Quarter Ended	2007	2006	2005
December 31	(4,100)	(7,200)	(2,000)
March 31	(5,300)	(10,600)	(9,900)
June 30	(6,100)	(6,300)	(7,400)
September 30	(5,800)	(5,500)	(15,800)

Total	(21,300)	(29,600)	(35,100)

We have continued to experience net customer attrition during fiscal 2008. For the period from October 1 to November 30, 2007, we lost 4,000 accounts (net), or 0.95% of our home heating oil customer base as compared to the period from October 1 to November 30, 2006 in which we lost 2,300 accounts (net) or 0.54% of our customer base.

We believe that the continued price volatility and high cost of home heating oil will adversely impact our ability to attract customers and retain existing customers in the future.

Results of Operations

The following is a discussion of the results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Annual Report.

Fiscal Year Ended September 30, 2007

Compared to Fiscal Year Ended September 30, 2006

Volume

For fiscal 2007, retail volume of home heating oil decreased by 13.3 million gallons, or 3.4%, to 376.6 million gallons, as compared to 389.9 million gallons for fiscal 2006. Volume of other petroleum products declined by 1.8 million gallons, or 2.9%, to 60.2 million gallons for fiscal 2007, as compared to 62.0 million gallons for fiscal 2006. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil
Volume—Fiscal 2006	389.9
Impact of colder temperatures	12.2
Net customer attrition	(23.0)
Asset sale	(1.7)
Acquisitions	2.2
Other	(3.0)

Change	(13.3)

Volume—Fiscal 2007	376.6

Temperatures in our geographic areas of operations for fiscal 2007 were 3.1% colder than fiscal 2006 and 7.4% warmer than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). For fiscal 2007, net customer attrition was 5.0%. Due to the significant increase in the price per gallon of home heating oil over the last several years, we believe that customers are using less home heating oil given similar temperatures when compared to prior periods and this decrease is reflected in the “Other” heading in the above table.

The percentage of home heating oil volume sold to residential variable price customers increased to 45.9% of total home heating oil volume sales for fiscal 2007, as compared to 45.0% for fiscal 2006. The percentage of home heating oil volume sold to residential price-protected customers decreased to 37.7% for fiscal 2007, as compared to 38.3% for fiscal 2006. For fiscal 2007, sales to commercial/industrial customers represented 16.5% of total home heating oil volume sales, as compared to 16.7% for fiscal 2006.

Product Sales

For fiscal 2007, product sales decreased $20.7 million, or 1.9%, to $1,088.6 million, as compared to $1,109.3 million for fiscal 2006 as a 1.9% ($17.8 million) increase in home heating oil selling prices was reduced by a 3.4% ($33.2 million) decrease due to volume reduction and a $5.3 million decrease in other petroleum product sales.

Installation and Service Sales

For fiscal 2007, service and installation sales decreased $8.6 million, or 4.6%, to $178.6 million, as compared to $187.2 million for fiscal 2006, as a decline in installation sales of $11.2 million to $70.4 million from $81.6 million was reduced by an increase in service revenue of $2.5 million to $108.1 million from $105.6 million. The decline in installation sales was due to a reduction in equipment installations as a result of the warmer weather experienced during the first fiscal quarter of 2007, increased customer credit standards, net customer attrition and other factors.

Cost of Product

For fiscal 2007, cost of product decreased $20.8 million, or 2.5%, to $804.9 million, as compared to $825.7 million for fiscal 2006, as a 3.4% decrease ($24.1 million) in home heating oil volume and a $4.0 million decrease in other petroleum products was reduced by an increase in wholesale product cost of 1.1% ($7.3 million). Average wholesale product cost for home heating oil increased by $0.0193 per gallon to an average of $1.8330 for fiscal 2007, from an average of $1.8137 for fiscal 2006.

Home heating oil gross profit margins for fiscal 2007 increased by $0.0280 per gallon, excluding the (increase) decrease in the fair value of derivative instruments, to $0.7210 per gallon in fiscal 2007 from $0.6930 per gallon in fiscal 2006. We believe the change in home heating oil margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction.

For fiscal 2007, total product gross profit was $283.7 million, excluding the (increase) decrease in the fair value of derivative instruments of $(15.7) million, unchanged from fiscal 2006, as the increase in gross profit due to higher home heating oil per gallon margins ($10.5 million) was offset by the impact of lower home heating oil volume ($9.2 million) and a reduction in gross profit from other petroleum products ($1.3 million).

(Increase) Decrease in the Fair Value of Derivative Instruments

During fiscal 2007, the increase in fair value of derivative instruments resulted in the recording of a $15.7 million net credit due to the expiration of certain hedged positions or their realization to cost of product ($14.4 million), and an increase in market value for unexpired hedges ($1.3 million). For fiscal 2007 the net change in the fair value of derivatives on the balance sheet is $19.2 million which consists of the non-cash portion described above of $15.7 million and a net cash component of $3.5 million relating to the historic cost of purchased options.

During fiscal 2006, the decrease in fair value of derivative transactions resulted in the recording of a $45.7 million charge due to the expiration of certain hedged positions or their realization to cost of product ($31.3 million), and a charge due to a decrease in the market value for unexpired hedges ($14.4 million). For fiscal 2006 the net change in the fair value of derivatives on the balance sheet was $45.2 million which consists of the non-cash portion described above of $45.7 million and a net cash component of $0.5 million relating to the historic cost of purchased options.

Cost of Installations and Service

For fiscal 2007, cost of installations and service decreased $12.3 million, or 6.5%, to $176.9 million, as compared to $189.2 million for fiscal 2006, due to a decline in installation costs of $9.1 million and lower service expenses of $3.2 million. Installation costs were lower due to the previously noted decline in installation sales. Installation costs were $59.5 million, or 84.5% of installation sales in fiscal 2007, and were $68.6 million, or 84.1% of installation sales in fiscal 2006. Service expenses declined to $117.4 million, or 108.6% of service sales in fiscal 2007, from $120.6 million in fiscal 2006, or $114.2% of sales. Service costs as a percentage of total service revenue declined as the Partnership increased its rates for service billings and continues to further reduce its service costs. The Partnership has discontinued certain unprofitable service lines, will continue to raise its service rates and monitor its service costs. Management views the service and installation department on a combined basis because many expenses cannot be separated or allocated to either service or installations billings. Many overhead functions and direct expenses such as servicemen time cannot be precisely allocated. The net profit realized from service and installations was $1.6 million, as compared to a loss of $2.0 million for fiscal 2006. The Partnership expects that the service and installation department will generate a profit in the future.

Delivery and Branch Expenses

For fiscal 2007, delivery and branch expenses decreased $5.9 million, or 2.9%, to $199.1 million, as compared to $205.0 million for fiscal 2006 largely due to lower casualty insurance expense of $4.7 million. This lower insurance expense was primarily due to the non-recurrence of several significant reserve increases that occurred during fiscal 2006. During fiscal 2007 and fiscal 2006, we recorded receipt of payments of $4.3 million and $4.4 million, respectively, under our weather insurance contract, which lowered delivery and branch expenses. If temperatures were colder, our operating expenses would have been higher in each of the last two fiscal years by the above amounts and we would have generated higher revenues from increased sales volume. On a cents per gallon basis these expenses were $0.5287 per gallon for fiscal 2007, or approximately one-half percent higher than fiscal 2006.

Depreciation and Amortization

For fiscal 2007, depreciation and amortization expenses declined by $3.4 million, or 10.6%, to $29.0 million, as compared to $32.4 million for fiscal 2006 as certain assets, primarily information and telephone systems, became fully depreciated.

General and Administrative Expenses

For fiscal 2007, general and administrative expenses decreased by $3.9 million, or 18.0%, to $17.8 million, as compared to $21.7 million for fiscal 2006, largely due to lower legal and professional fees of $2.0 million and a $1.2 million reduction in the cost of directors’ and officers’ insurance expense. Legal expenses were higher in fiscal 2006 due to the recapitalization.

Operating Income

For fiscal 2007, operating income increased $78.3 million to $55.1 million, as compared to an operating loss of $23.2 million for fiscal 2006. The majority of this increase relates to the changes in the fair value of derivative instruments of $61.3 million. The balance of the increase, or $17.0 million, was due largely to lower operating costs of $9.9 million, an improvement in service and installation profitability of $3.7 million and lower depreciation and amortization expense of $3.4 million.

Interest expense

For fiscal 2007, interest expense decreased $5.9 million, or 22.2%, to $20.4 million, as compared to $26.3 million for fiscal 2006. This decrease resulted from lower average debt outstanding of approximately $63.3 million. Total debt outstanding declined due to the Partnership’s April 2006 recapitalization ($53.6 million) (see Note 2. to the Consolidated Financial Statements) and lower working capital borrowings ($9.7 million).

Interest Income

For fiscal 2007, interest income increased by $3.8 million to $8.9 million, as compared to $5.1 million for fiscal 2006 due to higher invested cash balances.

Amortization of Debt Issuance Costs

For fiscal 2007, amortization of debt issuance costs was $2.3 million, slightly lower than the $2.4 million for fiscal 2006.

Loss on Redemption of Debt

For fiscal 2006, we recorded a $6.6 million loss on the early redemption and conversion of our 10.25% senior notes. The loss consists of the $5.3 million attributable to the difference between the value of the Partnership’s common units ($32.2 million) exchanged for debt ($26.9 million), and the write-off of previously capitalized net deferred financing costs of $2.0 million, reduced in part by a $0.7 million basis adjustment to the carrying value of long-term debt. There was no similar expense in 2007.

Income Tax Expense

For fiscal 2007, income tax expense was $2.0 million, an increase of $1.5 million as compared to the income tax expense for fiscal 2006 of $0.5 million, and represents certain state income tax, capital taxes, and federal alternative minimum tax. The $1.5 million increase is due to the increase in 2007’s estimated taxable income versus 2006.

Cumulative Effect of Change in Accounting Principle

Effective October 1, 2005, we changed our method of accounting from the first-in, first-out method to the weighted average cost method for heating oil and other fuel inventory. This change resulted in the recording of a charge of $0.3 million during fiscal 2006.

Loss on Sale of Segments

For fiscal 2007, we recorded a charge of $1.1 million relating to a disputed purchase price adjustment for the sale of the propane segment.

Net Income

For fiscal 2007, net income of $38.2 million was recorded as compared to a net loss of $54.3 million for fiscal 2006. This change of $92.5 million was due to a $78.3 million increase in operating income, lower net interest expense of $9.7 million, the non-recurrence of a $6.6 million loss on the redemption of debt recorded in the fiscal 2006, and the $1.1 million loss on sale of discontinued operations reduced by higher income tax expense of $1.5 million.

Adjusted EBITDA

For fiscal 2007, Adjusted EBITDA increased by $13.6 million to $68.4 million, as compared to $54.8 million in fiscal 2006, as an increase in Adjusted EBITDA in the base business was slightly reduced by the impact of acquisitions completed after the heating season. In fiscal 2007, we were able to increase our per gallon margins and reduce our operating expenses, which more than offset the impact of lower sales volumes and resulted in an increase in Adjusted EBITDA of $14.4 million. Our acquisitions, which were completed after the heating season adversely impacted the year-over-year comparison by $0.8 million, as we experienced normal summertime losses without the benefit of heating season profits.

Adjusted EBITDA is calculated as earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses, and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated and investors measure its overall performance and liquidity, including its ability to pay quarterly equity distributions, service its long-term debt and other fixed obligations and fund its capital expenditures and working capital requirements. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Reconciliation of net income (loss) to EBITDA and Adjusted EBITDA

	Fiscal Year Ended September 30,
(in thousands)	2007	2006
Income (loss) from continuing operations before cumulative effect of changes in account principle	$39,302	$(53,919)
Plus:
Income tax expense	2,002	477
Amortization of debt issuance cost	2,282	2,438
Interest expense, net	11,525	21,203
Depreciation and amortization	28,995	32,415

EBITDA	84,106	2,614
(Increase) decrease in the fair value derivatives	(15,664)	45,677
Loss on debt redemption	—	6,603

Adjusted EBITDA	$68,442	$54,894

Reconciliation of Adjusted EBITDA to cash flow provided by operating activities

	Fiscal Year Ended September 30,
(in thousands)	2007	2006
Adjusted EBITDA	$68,442	$54,894
Income tax expense	(2,002)	(477)
Interest expense, net	(11,525)	(21,203)
Provision for losses on accounts receivable	5,726	6,105
Gain on sales of fixed assets, net	(864)	(956)
Change in operating assets and liabilities	(8,662)	(19,999)

Net cash provided by operating activities	$51,115	$18,364

Fiscal Year Ended September 30, 2006

Compared to Fiscal Year Ended September 30, 2005

Volume

For fiscal 2006, retail volume of home heating oil declined by 97.4 million gallons, or 20.0%, to 389.9 million gallons, as compared to 487.3 million gallons for fiscal 2005. Volume of other petroleum products declined by 11.5 million gallons, or 15.8%, to 62.0 million gallons for fiscal 2006, as compared to 73.5 million gallons for fiscal 2005. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil
Volume—Fiscal 2005	487.3
Impact of warmer temperatures	(53.6)
Net customer attrition	(36.0)
Asset sale	(2.3)
Conservation and other, net	(5.5)

Change	(97.4)

Volume—Fiscal 2006	389.9

Temperatures in our geographic areas of operations for fiscal 2006 were 11.0% warmer than fiscal 2005 and approximately 10.4% warmer than normal. Due to the significant increase in the price per gallon of home heating oil, we believe that customers are using less home heating oil given similar temperatures when compared to prior periods. We cannot determine if conservation is a permanent or temporary phenomenon. Home heating oil volume declined by 2.3 million gallons due to the sale of certain of our assets in New England.

Product Sales

For fiscal 2006, product sales increased $38.1 million, or 3.6%, to $1,109.3 million, as compared to $1,071.3 million for fiscal 2005 due to an increase in selling prices, which more than offset a decline in home heating oil volume sold. Selling prices were higher in response to the increase in wholesale home heating oil supply costs noted below of $0.4307 per gallon and our decision to pursue higher per gallon gross profit margins, particularly from our price-protected customers. Average home heating oil prices increased from $1.9405 per gallon for fiscal 2005 to $2.5067 for fiscal 2006.

In an effort to reduce net customer attrition, we delayed increasing our selling price to certain customers whose price plan agreements expired during the July to September 2004 time period. This decision negatively impacted sales by an estimated $2.8 million in fiscal 2005, primarily during the first quarter of fiscal 2005.

Installation and Service Sales

For fiscal 2006, service and installation sales decreased $1.0 million, or 0.5%, to $187.2 million, as compared to $188.2 million for fiscal 2005. Installation sales decreased by $2.1 million; however, despite a decline in the customer base, service revenues increased $1.1 million due to measures taken in the last several years to increase service billing and service contract rates.

Cost of Product

For fiscal 2006, cost of product increased $39.4 million, or 5.0%, to $825.7 million, as compared to $786.3 million for fiscal 2005, as the effect of higher wholesale product costs was only partially offset by lower home heating oil volume of 20.0%. Average wholesale product cost for home heating oil increased by $0.4307 per gallon, or 30.0%, to an average of $1.8137 per gallon for fiscal 2006, from an average of $1.3831 for fiscal 2005.

We believe that the change in home heating oil margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. Home heating oil margins for fiscal 2006 increased by $0.1355 per gallon to $0.6930 per gallon in fiscal 2006 from $0.5575 per gallon in fiscal 2005 due largely to an increase in the margin realized on price-protected customers, an increase in the percentage of volume sold to higher margin residential variable customers, an increase in home heating oil margins realized on new accounts, the loss of some of our less profitable accounts and our decision in the summer of fiscal 2005 and fiscal 2006 to maintain profit margins going forward in spite of competitors’ aggressive pricing tactics. During the renewal period for price-protected customers in fiscal 2004, which was a period of rising heating oil prices, a number of residential variable consumers migrated to price protected plans. This shift resulted in an increase in volume sold to residential price-protected customers for the heating season of fiscal 2005. During the renewal period for price-protected customers in fiscal 2005, a period with even higher average heating oil prices than the renewal period in fiscal 2004, a number of residential price-protected customers elected variable pricing or failed to respond to our price-protected programs, which resulted in a shift back to variable pricing for these customers. The percentage of home heating oil volume sold to residential variable price customers increased to 45.0% of total home heating oil volume sales for fiscal 2006, as compared to 36.0% for fiscal 2005. Accordingly, the percentage of home heating oil volume sold to residential price-protected customers decreased to 38.3% for fiscal 2006, as compared to 48.0% for fiscal 2005. For fiscal 2006, sales to commercial/industrial customers represented 16.7% of total home heating oil volume sales, as compared to 16.0% for fiscal 2005.

Also contributing to the increase in home heating oil per gallon margins were the favorable market conditions experienced during the first quarter of fiscal 2006, as compared to the first quarter of fiscal 2005. During the three months ended December 31, 2004, home heating oil prices spiked by over 20 cents a gallon from the beginning of the period and contributed to margin compression experienced during the three months ended December 31, 2004. Conversely, during the three months ended December 31, 2005, home heating oil prices declined by over 30 cents per gallon from the beginning of the period, which contributed to the expansion of home heating oil margins during this period, as we were able to lag the reduction in our variable selling prices as the wholesale cost of heating oil declined.

In addition, the year-over-year comparison was favorably impacted by $3.4 million of expenses that we incurred in fiscal 2005 due to a delay in hedging the price of product for certain residential price-protected customers, as well as an additional $1.6 million of expenses associated with not hedging until December 2004 the price of product for certain residential price-protected customers that were incorrectly coded as variable customers.

For fiscal 2006, total product gross profit decreased by $1.3 million, as compared to fiscal 2005, as the increase in realized home heating oil per gallon margins of $52.8 million was more than offset by the decline of $54.3 million attributable to the decline in home heating oil volume.

(Increase) Decrease in the Fair Value of Derivative Instruments

Home heating oil prices increased in the fourth quarter of fiscal 2005 in response to the numerous hurricanes in the Gulf Coast and we recorded a significant mark to market gain. In September 2006, the home heating prices collapsed and we recorded a mark to market loss. As a result of these events, the impact on the (increase) decrease in the fair value of derivative instruments was $45.7 million for fiscal 2006. In the summers of fiscal 2005 and fiscal 2004, home heating oil prices increased, which resulted in the recording of unrealized gains at the close of both fiscal 2005 and fiscal 2004. The net gain for fiscal 2005 exceeded the gain for fiscal 2004 by $6.1 million.

Cost of Installations and Service

For fiscal 2006, cost of installations, service and appliances decreased $8.2 million, or 4.2%, to $189.2 million, as compared to $197.4 million for fiscal 2005. Installation costs were $68.6 million in fiscal 2006, or 84.1% of installation sales and in fiscal 2005 installation costs were $70.8 million or 84.6% of installation sales. Service expenses declined to $120.6 million, or 114.2% of service sales in fiscal 2006 from $126.6 million or 121.1% of service sales in fiscal 2005. For fiscal 2006, service costs as a percentage of total revenue declined to 114.2%, as compared to 121.1% in fiscal 2005, due to increased revenues of 1.0% and more importantly, a 5% reduction in the cost of service. Service costs as a percentage of total service declined as the company increased its rates for service billings and continues to reduce its service costs. Management views the service and installation department on a combined basis because certain expenses cannot be separated or allocated to either service or installation billings. Many overhead functions and direct expenses such as servicemen time cannot be precisely allocated. The net loss realized from service and installations improved by $7.2 million, from a $9.2 million loss for fiscal 2005 to a $2.0 million loss for fiscal 2006.

Delivery and Branch Expenses

For fiscal 2006, delivery and branch expenses decreased $26.5 million, or 11.5%, to $205.0 million, as compared to $231.6 million for fiscal 2005. This decrease was due to a reduction in marketing expenses of $6.0 million, an estimated $15.2 million decrease in certain variable operating expenses directly associated with the 20.0% decline in home heating oil volume, $4.4 million received under our weather insurance policy, lower bad debt expense and collection costs of $4.7 million due in part to more stringent credit terms and other expense reductions of $0.7 million, offset by wage and benefit increases of approximately $4.4 million. On a cents per gallon basis (excluding the proceeds received from weather insurance), delivery and branch expenses increased 6.2 cents per gallon, or 13%, from 47.5 cents per gallon for fiscal 2005 to 53.7 cents per gallon for fiscal 2006 due to the fixed nature of certain delivery and branch expenses.

Depreciation and Amortization

For fiscal 2006, depreciation and amortization expenses declined by $3.1 million, or 8.7%, to $32.4 million, as compared to $35.5 million for fiscal 2005 as certain assets, which were not replaced, became fully depreciated.

General and Administrative Expenses

For fiscal 2006, general and administrative expenses decreased by $21.5 million, or 49.8%, to $21.7 million, as compared to $43.2 million for fiscal 2005 due to the absence of bridge financing expenses of $7.5 million, which were incurred in fiscal 2005, lower fees and expenses totaling $3.4 million associated with certain amendments and waivers on our previous bank credit facility obtained during the first fiscal quarter of 2005, lower compensation expense of $0.9 million attributable to staff reductions, a $5.6 million decline in legal expenses related to defending several purported class action lawsuits and exploring financing options in fiscal 2005, $3.3 million less in first year Sarbanes-Oxley compliance cost, a $3.8 million reduction in compensation expense related to separation agreements recorded in the prior period with certain former executives, other expense reductions of $0.6 million, and a gain on the sale of certain assets of $0.9 million. Partially offsetting these reductions was an increase in directors and officers liability insurance expense of $0.7 million and $1.4 million of legal and professional expenses incurred in fiscal 2006 relating to the exploration of our financial options. In addition, the fiscal 2005 results were positively impacted by a reversal of previously recorded compensation expenses of $2.2 million due to the decline in the price of senior subordinated units.

Goodwill Impairment Charge

During the fiscal second quarter of 2005, a number of events occurred that indicated a possible impairment of goodwill might exist. These events included our determination in February 2005 of significantly lower than expected operating results for the year and a significant decline in the Partnership’s unit price. As a result of these triggering events and circumstances, the Partnership completed an additional SFAS 142 impairment review with the assistance of a third party valuation firm at February 28, 2005. This review resulted in a non-cash goodwill impairment charge of approximately $67.0 million, which reduced the carrying amount of goodwill. There was no goodwill impairment charge recorded during fiscal 2006.

Operating Income (Loss)

For fiscal 2006, operating income increased $72.2 million to a $23.2 million loss, as compared to an operating loss of $95.4 million in fiscal 2005. This increase was due to the non-recurrence during fiscal 2006 of a $67.0 million goodwill impairment charge recorded in fiscal 2005, a $52.8 million increase in heating oil gross profit due to higher home heating oil margins, a $48.1 million decline in branch and general and administrative expenses, a reduction in the net service and installation loss of $7.2 million, lower depreciation and amortization expense of $3.1 million, reduced by a decrease in heating oil gross profit of $54.3 million due to lower volume and the impact of a comparative (increase) decrease in the fair value of derivative instruments of $51.8 million.

Loss on Redemption of Debt

For fiscal 2006, we recorded a $6.6 million loss on the early redemption and conversion of our 10.25% senior notes (See Notes 2 and 13 of the Consolidated Financial Statements). The loss consists of the $5.4 million attributable to the difference between the value of the Partnership’s common units ($32.2 million) exchanged for debt ($26.9 million), and the write-off of previously capitalized net deferred financing costs of $2.0 million, reduced in part by a $0.8 million basis adjustment to the carrying value of long-term debt.

For fiscal 2005, we recorded a $42.1 million loss on the early redemption of certain notes in connection with the sale of the propane segment. The loss consisted of cash premiums paid of $37 million for early redemption, the write-off of previously capitalized net deferred financing costs of $6.1 million and legal expenses of $0.7 million, reduced in part by a $1.7 million basis adjustment to the carrying value of long-term debt.

Interest expense

For fiscal 2006, interest expense decreased $9.9 million, or 27.3%, to $26.3 million, as compared to $36.2 million for fiscal 2005. This decrease resulted from a lower principal amount in total debt outstanding of approximately $142.5 million, which was offset in part by an increase in the Partnership’s weighted average interest rate of 1.2% from 8.9% during fiscal 2005 to 10.1% for fiscal 2006.

Total debt outstanding declined by $142.5 million due to the recapitalization (see Notes 2 and 13 to the Consolidated Financial Statements) and lower working capital borrowings as a portion of the proceeds from the sale of the propane segment was used to fund working capital.

Interest Income

For fiscal 2006, interest income increased by $0.8 million, or 17.9%, to $5.1 million, as compared to $4.3 million for fiscal 2005.

Amortization of Debt Issuance Costs

For fiscal 2006, amortization of debt issuance costs was $2.4 million, $0.1 million less than fiscal 2005.

Income Tax Expense

Income tax expense for fiscal 2006 was $0.5 million and represents certain state income tax, capital taxes, and federal alternative minimum tax. Income tax expense for fiscal 2005 was $0.7 million. The decrease in state taxes for 2006 as compared to 2005 was largely attributable to an election made at the state level during the fourth quarter of 2006.

Loss From Continuing Operations

For fiscal 2006, the loss from continuing operations decreased $118.7 million to $53.9 million, as compared to a loss of $172.6 million for fiscal 2005. This change was due to the $72.2 million increase in operating income, a $9.9 million decline in interest expense and a $0.8 million increase in interest income. The year-over-year comparison was favorably impacted by a $35.5 million reduction in the loss on redemption of debt.

Loss From Discontinued Operations

The discontinued propane segment was sold on December 17, 2004 and it generated a $6.2 million loss in fiscal 2005.

Gains On Sale of Segments

During fiscal 2005, the Partnership recorded a gain on the sale of the propane segment of $156.8 million. Additionally, the purchase price for the TG&E segment was finalized and a positive adjustment of $0.8 million was recorded in fiscal 2005. There were no similar transactions in fiscal 2006.

Cumulative Effect of Change in Accounting Principle

Effective October 1, 2005, we changed our method of accounting from the first-in, first-out method to the weighted average cost method for heating oil and other fuels. This change resulted in the recording of a charge of $0.3 million.

Net Loss

For fiscal 2006, net loss increased by $33.1 million to $54.3 million as a $118.7 million increase in income from continuing operations and a $6.2 million decline in the loss from discontinued operations in the 2005 fiscal first quarter were offset by the gains on the sale of discontinued operations recorded in the year ago period of $157.6 million and the $0.3 million charge for the change in accounting principle.

Adjusted EBITDA

For fiscal 2006, Adjusted EBITDA increased by $53.9 million to $54.9 million as compared to $1.0 million of Adjusted EBITDA generated in fiscal 2005. In fiscal 2006, the Partnership was able to reduce its branch and general and administrative expenses by $48.2 million and reduced the loss in service and installation by $7.2 million, which more than offset a decline in product gross profit of $1.5 million.

Adjusted EBITDA is calculated as earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses, and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated and investors measure its overall performance and liquidity, including its ability to pay quarterly equity distributions, service its long-term debt and other fixed obligations and fund its capital expenditures and working capital requirements. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Reconciliation of loss from continuing operations to EBITDA and Adjusted EBITDA

	Fiscal Year Ended September 30,
(in thousands)	2006	2005
Loss from continuing operations	$(53,919)	$(172,580)
Plus:
Income tax expense	477	696
Amortization of debt issuance costs	2,438	2,540
Interest expense, net	21,203	31,838
Depreciation and amortization	32,415	35,480

EBITDA	2,614	(102,026)
(Increase) decrease in the fair value of derivatives	45,677	(6,081)
Loss on debt redemption	6,603	42,082
Goodwill Impairment	—	67,000

Adjusted EBITDA	$54,894	$975

Reconciliation of Adjusted EBITDA to cash flow (used in) provided by operating activities

	Fiscal Year Ended September 30,
(in thousands)	2006	2005
Adjusted EBITDA	$54,894	$975
Add/(subtract)
Income tax expense	(477)	(696)
Interest expense, net	(21,203)	(31,838)
Unit compensation income	—	(2,185)
Provision for losses on accounts receivable	6,105	9,817
Gain on sales of fixed assets, net	(956)	(43)
Change in operating other assets and liabilities	(19,999)	(30,945)

Net cash provided by (used in) operating activities	$18,364	$(54,915)

LIQUIDITY AND CAPITAL RESOURCES

Our ability to satisfy our obligations depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high wholesale heating oil prices to customers, the effects of high net customer attrition, conservation and other factors, most of which are beyond our control. See Item 1A—“Risk Factors.” Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand at September 30, 2007 or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility as discussed below and repaid from subsequent seasonal reductions in inventory and accounts receivable.

DISCUSSION OF CASH FLOWS

Operating Activities

For fiscal 2007, cash provided by operating activities was $51.1 million, as compared to cash provided by operating activities of $18.4 million for fiscal 2006. The change of $32.7 million was due to an increase in cash from operations before changes in operating assets and liabilities of $21.4 million, lower cash requirements to finance accounts receivable of $9.6 million, and a positive change of $15.6 million relating to comparative inventory levels reduced by $13.9 million in other operating asset changes. In July 2006, we entered into a preferred arrangement with a financial institution to finance our short-term installations, which accounted for the reduction in accounts receivable. On a comparable basis, operating activities were favorably impacted as we increased our inventory levels in fiscal 2006 versus fiscal 2005 while inventory levels were only slightly higher at close of fiscal 2007. During the fourth quarter of fiscal 2006 and again in the fourth quarter of fiscal 2007, we increased our quantity of home heating oil inventory on hand to take advantage of favorable prices in the spot delivery and futures markets. As a result, at September 30, 2006 inventory increased by 11.2 million gallons to 32.5 million gallons as compared to September 30, 2005. At September 30, 2007 we had 34.8 million gallons of inventory or 2.3 million gallons greater than September 30, 2006.

For fiscal 2006, cash provided by operating activities was $18.4 million, as compared to cash used in operating activities of $54.9 million for fiscal 2005. The change of $73.3 million was due to an increase in cash from operations before changes in operating assets and liabilities of $62.3 million, lower cash requirements to finance accounts receivable of $10.0 million and other net changes in operating assets and liabilities of $6.6 million. Net cash used in operating activities on a comparable basis was negatively impacted by $5.6 million primarily due to an increase in quantity of home heating oil on hand at September 30, 2006 versus September 30, 2005.

Investing Activities

During fiscal 2007, we completed eight acquisitions with a total aggregate purchase price of $26.4 million and spent $4.9 million for fixed assets. We received $1.9 million from the sale of certain assets.

During fiscal 2006, we spent $5.4 million for fixed assets and received $2.2 million from the sale of certain fixed assets. Cash flow provided by investing activities was $467.3 million for fiscal 2005, primarily due to the sale of the propane segment in December 2004.

During fiscal 2005, we completed the sale of the propane segment. The net proceeds, after deducting expenses, were approximately $466.4 million. In addition, we also finalized the sale of TG&E and recorded an additional $0.8 million in proceeds. During fiscal 2005, the heating oil segment spent $3.2 million for capital expenditures and received proceeds from the sale of certain assets of $3.4 million. As a result, cash flow provided by investing activities was $467.2 million. For fiscal 2004, cash flows provided by investing activities were $6.4 million as the heating oil segment received $1.5 million from the sale of certain assets, spent $4.0 million capital expenditure, completed acquisitions totaling $3.5 million and received $12.5 million in cash from the sale of the TG&E segment.

Financing Activities

For fiscal 2007, cash flows used in financing activities were $0.1 million.

For fiscal 2006, cash flows used in financing activities were $23.1 million, as the $50.2 million (net of expenses) raised in our recapitalization along with $46.3 million borrowed under our revolving credit facility, was used to repay $52.9 million previously borrowed under the revolving credit facility, repay long-term debt of $66.1 million, and pay $0.6 million to amend our bank facility.

Cash flows used in financing activities were $306.7 million for fiscal 2005. During fiscal 2005, $292.2 million of cash was provided from borrowings under our new revolving credit facility ($181.2 million) and previous credit facility ($111.0 million), which was used to repay $119.0 million borrowed under our previous credit agreement and $174.6 million borrowed under the new agreement. Also, during fiscal 2005, we repaid $259.5 million in long-term debt, paid $37.7 million in debt prepayment premiums and expenses and paid $8.0 million in fees and expenses related to refinancing our bank credit facilities.

FINANCING AND SOURCES OF LIQUIDITY

We have an asset-based revolving credit facility with a group of lenders, which provides us with the ability to borrow up to $260 million for working capital purposes (subject to certain borrowing base limitations and coverage ratios) including the issuance of up to $95 million in letters of credit. From December through April of each year, we can borrow up to $360 million. Obligations under the revolving credit facility are secured by liens on substantially all of our assets including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

Under the terms of the revolving credit facility, we must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $25 million or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 to 1.0. As of September 30, 2007, availability was $173.5 million and the fixed charge coverage ratio was 3.7 to 1.0. As of September 30, 2007, $60.2 million in letters of credit were outstanding, primarily for current and future insurance reserves.

The revolving credit facility does not restrict the number of individual acquisitions we may make in any fiscal year and there is no limit on the aggregate dollar amount of the acquisitions we may make in any fiscal year as long as we maintain certain financial ratios. Acquisitions in excess of $25 million must be approved by the bank group. The Partnership’s borrowings under the revolving credit facility will largely depend upon the price of home heating oil the volume sold during the heating season, and the derivative instruments used to hedge physical inventory, purchase commitments and anticipated volume to be sold to price protected customers. See Item 1A. Risk Factors – the high wholesale energy costs may adversely affect our liquidity.

Annual maintenance capital expenditures are estimated to be approximately $5 to $7 million. We also have $172.8 million 10 1/4% senior notes due 2013 outstanding as of September 30, 2007.

As mentioned in Item 1.—Business Initiatives and Strategy, we plan to continue seeking to acquire other heating oil distributors. Currently we are reviewing several acquisition candidates.

Partnership Distribution Provisions

There will be no mandatory distributions of available cash by us to the holders of our common units and general partner units before February 2009. (See Part II—Item 5. Market for Registrant’s Units and Related Matters—Partnership Distribution Provisions and Note 5 Quarterly Distribution of Available Cash)

Contractual Obligations and Off-Balance Sheet Arrangements

We have no special purpose entities or off balance sheet debt, other than operating leases entered into in the ordinary course of business.

Long-term contractual obligations, except for our long-term debt obligations, are not recorded in our consolidated balance sheet. Non-cancelable purchase obligations are obligations we incur during the normal course of business, based on projected needs.

The table below summarizes the payment schedule of our contractual obligations at September 30, 2007 (in thousands):

	Payments Due by Year
	Total	1 Year	Years 2 and 3	Years 4 and 5	More Than 5 Years
Long-term debt obligations	$172,750	$—	$—	$—	$172,750
Capital lease obligations (a)	510	230	280	—	—
Operating lease obligations (b)	51,525	8,119	14,559	9,354	19,493
Purchase obligations (c)	9,873	6,467	2,699	635	72
Interest obligations Senior Notes (d)	97,388	17,707	35,414	35,414	8,853
Long-term liabilities reflected on the balance sheet (e)	5,505	395	764	700	3,646

	$337,551	$32,918	$53,716	$46,103	$204,814

(a)	Represents various third party capital leases for trucks.
(b)	Represents various operating leases for office space, trucks, vans and other equipment from third parties.
(c)	Represents non-cancelable commitments as of September 30, 2007, including amounts due under employment agreements.
(d)	Reflects 10 1/4% interest obligations on our $172.8 million senior notes due February 2013.
(e)	Reflects long-term liabilities excluding a pension accrual of approximately $10.4 million. Under current prescribed regulatory minimum funding requirements, we have satisfied the minimum funding obligations related to our pension plans for fiscal 2007 and we estimate minimum cash contributions of $2.4 million, $2.1 million, and $2.1 million for fiscal 2008, 2009 and 2010 respectively. The remaining long-term liabilities reflected on the balance sheet represent the present value of amounts due subsequent to September 30, 2007 per the separation agreement entered into with a former CEO in March 2005. At September 30, 2007, approximately $5.5 million is scheduled to be paid out to a former CEO over the term of the separation agreement as follows: (i) $395,000 per year for five years following the termination date in March 2005, and (ii) $350,000 per year for 13 years beginning with the month following the five-year anniversary of the termination date. The payments included by year in the tabular presentation above, totaling $5.5 million, represents undiscounted payments and are therefore greater than the present value of these payments totaling $3.5 million at September 30, 2007, which is part of the other long-term liabilities amount on the Balance Sheet.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements.” In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” (See Note 3. Summary of Significant Accounting Policies – Recent Accounting Pronouncements)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, which addresses the process of quantifying financial statement misstatements. The cumulative effect, if any, of applying the provisions of SAB No. 108 is reported as an adjustment to the beginning of the year retained earnings. SAB No. 108 is effective for fiscal years ending after November 15, 2006, our fiscal year 2007. We adopted SAB 108 during the fourth quarter of fiscal year 2007. The adoption of SAB No. 108 did not have an impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), which requires an employer to (i) measure the funded status of a defined benefit postretirement plan as of the date of its fiscal year-end statement of financial position, (ii) to recognize the overfunded or underfunded status of this plan as an asset or liability in its statement of financial position and (iii) to recognize changes in that funded status in the year which the changes occur through comprehensive income. We adopted SFAS No. 158 during the fourth quarter of fiscal year 2007. Since the Partnership in prior years consolidated and froze its defined benefit pension plans and recorded an additional pension liability for their unfunded status and because we have historically measured the plan assets and benefit obligations as of our balance sheet date, the adoption of SFAS No. 158 did not have an impact on our consolidated financial position, results of operations or cash flows. (See Note 15. Employee Benefit Plan)

Critical Accounting Estimates

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

Our significant accounting policies are discussed in Note 3 to the Consolidated Financial Statements. We believe the following are our critical accounting policies and estimates:

Goodwill and Other Intangible Assets

We calculate amortization using the straight-line method over periods ranging from five to ten years for intangible assets with definite useful lives based on historical statistics. We use amortization methods and determine asset values based on our best estimates using reasonable and supportable assumptions and projections. From time to time, we engage a third party valuation firm to ascertain asset values for intangible assets. We assess the useful lives of intangible assets based on the estimated period over which we will receive benefit from such intangible assets such as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. At September 30, 2007, we had $48.5 million of net intangible assets subject to amortization. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, we estimate that amortization for these assets for fiscal 2007 would have increased by approximately $2.5 million.

SFAS No. 142 requires goodwill to be assessed at least annually for impairment. These assessments involve management’s estimates of future cash flows, market trends and other factors to determine the fair value of the reporting unit, which includes the goodwill to be assessed. If the carrying amount of goodwill exceeds its implied fair value and is determined to be impaired, an impairment charge is recorded to write-down goodwill to its fair value. At September 30, 2007, we had $181.5 million of goodwill. Intangible assets with finite lives must be assessed for impairment whenever changes in circumstances indicate that the assets may be impaired. Similar to goodwill, the assessment for impairment requires estimates of future cash flows related to the intangible asset. To the extent the carrying value of the assets exceeds its future undiscounted cash flows, an impairment loss is recorded based on the fair value of the asset.

We test the carrying amount of goodwill annually during the fourth fiscal quarter. During the second quarter of fiscal 2005, a number of events occurred that indicated a possible impairment of goodwill. These events included: the determination in February 2005 that we could expect to generate significantly lower than expected operating results for the year and a significant decline in the Partnership’s unit price. As a result of these triggering events and circumstances, we completed an interim SFAS No. 142 impairment review with the assistance of a third party valuation firm as of February 28, 2005. The evaluation utilized both an income and market valuation approach and contained reasonable assumptions and reflected management’s best estimate of projected future cash flows. This review resulted in a non-cash goodwill impairment charge of approximately $67 million, which reduced the carrying amount of goodwill in fiscal year 2005. As of August 31, 2007 and 2006, we performed our annual goodwill impairment valuation. Based upon the analysis performed, we determined that there is no additional goodwill impairment as of August 31, 2007 and 2006.

Depreciation of Property, Plant and Equipment

Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from 1 to 40 years. Net property, plant and equipment was $41.7 million at September 30, 2007. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if the remaining estimated useful lives of these assets were shortened by one year, we estimate that depreciation for fiscal 2007 would have increased by approximately $2.0 million.

Fair Values of Derivatives

SFAS 133 established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective and SFAS 133 documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. Currently, the Partnership’s derivative instruments do not qualify for hedge accounting treatment.

We have established the fair value of our derivative instruments using estimates determined by our counterparties and subsequently evaluated them internally using established index prices and other sources. These values are based upon, among other things, future prices, volatility, time-to-maturity value and credit risk. The values we report in our financial statements change as these estimates are revised to reflect actual results, changes in market conditions, or other factors, many of which are beyond our control. The factors underlying our estimates of fair value are impacted by actual results and changes in conditions, market and otherwise, which may be beyond our control.

Defined Benefit Obligations

In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R)” (“SFAS No. 158”), which requires an employer to (i) measure the funded status of a defined benefit postretirement plan as of the date of its fiscal year-end statement of financial position, (ii) to recognize the overfunded or underfunded status of this plan as an asset or liability in its statement of financial position and (iii) to recognize changes in that funded status in the year which the changes occur through comprehensive income. We adopted SFAS No. 158 during the fourth quarter of fiscal year 2007. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

Under SFAS No. 87, “Employers’ Accounting for Pensions” as amended by SFAS No. 132 “Employers Disclosure about Pensions and Other Postretirement Benefits” the Partnership is required to make assumptions as to the expected long-term rate of return that could be achieved on defined benefit plan assets and discount rates to determine the present value of the plans’ pension obligations. The Partnership evaluates these critical assumptions at least annually.

The discount rate enables the Partnership to state expected future cash flows at a present value on the measurement date. The rate is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense in the following fiscal year. A 25 basis point decrease in the discount rated used for fiscal 2007 would have increased pension expense by approximately $0.2 million and would have increased the pension liability by another $1.8 million. The discount rate used to determine net periodic pension expense was 5.75% in 2007, 5.5% in 2006 and 6.0% in 2005. The discount rate used in determining end of year pension obligations was 6.20% in 2007, 5.75% in 2006, and 5.5% in 2005. These rates reflect the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of future benefit payments.

We consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets to determine our expected long-term rate of return on pension plan assets. The expected long-term rate of return on assets is developed with input from the Partnership’s qualified actuaries. The long-term rate of return assumption used for determining net periodic pension expense for fiscals 2007 and 2006 was 8.25%. A further 25 basis point decrease in the expected return on assets would have increased pension expense in fiscal 2007 by approximately $0.1 million.

Over the life of the plans, both gains and losses have been recognized by the plans in the calculation of annual pension expense. As of September 30, 2007, $16.4 million of unrecognized losses remain to be recognized by the plans. These losses may result in increases in future pension expense as they are recognized.

In addition, we participate in a number of trustee-managed multi-employer pension and health and welfare plans for employees covered under collective bargaining agreements. The Partnership makes timely contributions as required by the plans. Several factors could result in potentially higher future contributions to these plans, including unfavorable investment performance, changes in demographics, and increased benefits to participants.

Allowance for Doubtful Accounts

We periodically review past due customer accounts receivable balances. After giving consideration to economic conditions, overdue status and other factors, we establish an allowance for doubtful accounts, which is deemed sufficient to cover future potential losses. Actual losses could differ from management’s estimates

Insurance Reserves

We currently self-insure a portion of workers’ compensation, auto and general liability claims. We establish reserves based upon expectations as to what our ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience, supplemented by a third-party actuary. We periodically evaluate the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2007, we had approximately $41.1 million of insurance reserves. The ultimate resolution of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material adverse effect on results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs. During fiscal 2007, we did not borrow under this facility.

At September 30, 2007, we had outstanding borrowings totaling $173.9 million, none of which is subject to variable interest rates.

We also selectively use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at September 30, 2007, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $12.7 million to a fair market value of $21.9 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $3.3 million to a fair market value of $5.9 million.

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

The General Partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2007. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2007. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term in defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation of internal Control over financial reporting, our management concluded that our internal control over financial reporting was effective as of September 30, 2007. The effectiveness of our internal control over financial reporting as of September 30, 2007 has been audited by our independent registered public accounting firm, as stated in their report which is included herein.

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

Effective as of December 3, 2007, the Partnership entered into an employment agreement with Mr. Steven J. Goldman, confirming his May 31, 2007 promotion to Senior Vice President of Operations. Pursuant to this agreement Mr. Goldman will receive a salary of $275,000 per annum. The agreement may be terminated at any time by either party. If the Partnership terminates Mr. Goldman’s employment for reasons other than cause or if Mr. Goldman terminates his employment for good reason, he will be entitled to one year’s salary as severance.

Effective as of December 4, 2007, the Partnership entered into a Change in Control Agreement dated December 3, 2007 with Daniel P. Donovan, Chief Executive Officer and Richard F. Ambury, Chief Financial Officer. Under the terms of each agreement, if the above mentioned executive officer’s employment with the Partnership is terminated as a result of a change in control (as defined in the agreement) that executive officer will be entitled to a payment equal to two times their base annual salary in the year of such termination plus two times the average amount paid as a bonus and/or as profit sharing during the three years preceding the year of such termination.

Effective as of December 5, 2007, Petroleum Heat and Power Co., Inc., an indirect subsidiary of the Partnership, entered into a sixth amendment to its revolving credit facility agreement with its bank lenders, which increased the aggregate commitment to $360,000,000 during the seasonal availability period, defined as December 1 of each year through April 30 of the following year.

The descriptions of these agreement are qualified in their entirety to the text of the actual form of the agreements that are filed as exhibits hereto.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Partnership Management

The general partner of the Partnership is Kestrel Heat, LLC. The Board of Directors of Kestrel Heat, LLC is appointed by its sole member, Kestrel Energy Partners, LLC. Kestrel Energy Partners, LLC is a private equity investment partnership formed by Yorktown Energy Partners VI, L.P., Paul A. Vermylen and other investors.

The Partnership’s operations are conducted through Petro Holdings, Inc. and its subsidiaries. Petro Holdings, Inc. is a corporation that is a wholly-owned subsidiary of Star/Petro, Inc., which is a wholly-owned subsidiary of the Partnership.

Kestrel Heat, LLC as the general partner of the Partnership, oversees the activities of the Partnership. Unitholders do not directly or indirectly participate in the management or operation of the Partnership or elect the directors of the general partner. The Board of Directors of the general partner has adopted a set of Partnership Governance Guidelines in accordance with the requirements of the New York Stock Exchange. A copy of these Guidelines is available on the Partnership’s website at www.Star-Gas.com or a copy may be obtained without charge by contacting Richard F. Ambury, (203) 328-7300.

As of November 29, 2007, Kestrel Heat, LLC and its affiliates owned an aggregate of 12,803,128 common units, representing 16.9% of the issued and outstanding common units, and Kestrel Heat, LLC owned 325,729 general partner units.

The general partner owes a fiduciary duty to the unitholders. However, our partnership agreement contains provisions that allow the general partner to take into account the interests of parties other than the Limited Partners in resolving conflict of interest, thereby limiting such fiduciary duty. Notwithstanding any limitation on obligations or duties, the general partner will be liable, as the general partner of the Partnership, for all debts of the Partnership (to the extent not paid by the Partnership), except to the extent that indebtedness or other obligations incurred by the Partnership are made specifically non-recourse to the general partner.

As is commonly the case with publicly traded limited partnerships, the general partner does not directly employ any of the persons responsible for managing or operating the Partnership.

Directors and Executive Officers of the General Partner

Directors are appointed for one-year terms. The following table shows certain information for directors and executive officers of the general partner as of November 29, 2007:

Name	Age	Position
Paul A. Vermylen, Jr.	60	Chairman, Director
Daniel P. Donovan	61	President, Chief Executive Officer and Director
Richard F. Ambury	50	Chief Financial Officer
Steven J. Goldman	47	Senior Vice President of Operations
Richard G. Oakley	47	Vice President and Controller
Henry D. Babcock (1)	67	Director
C. Scott Baxter (1)	46	Director
Joseph P. Cavanaugh	70	Director
Bryan H. Lawrence	65	Director
Sheldon B. Lubar	78	Director
William P. Nicoletti (1)	62	Director

(1)	Audit Committee member

Paul A. Vermylen, Jr. Mr. Vermylen has been the Chairman and a director of Kestrel Heat since April 28, 2006. Mr. Vermylen is a founder of Kestrel and has served as its President and as a manager since July, 2005. Mr. Vermylen had been employed since 1971, serving in various capacities, including as a Vice President of Citibank N.A. and Vice President-Finance of Commonwealth Oil Refining Co. Inc. Mr. Vermylen served as Chief Financial Officer of Meenan Oil Co., L.P. from 1982 until 1992 and as President of Meenan Oil Co., L.P. until 2001, when Meenan was acquired by the Partnership. Since 2001, Mr. Vermylen has pursued private investment opportunities. Mr. Vermylen serves as a director of certain non-public companies in the energy industry in which Kestrel holds equity interests including Downeast LNG, Inc. and Moneta Energy Services Ltd. Mr. Vermylen is a graduate of Georgetown University and has a M.B.A. from Columbia University.

Daniel P. Donovan. Mr. Donovan has been Chief Executive Officer of Kestrel Heat since May 31, 2007 and has been President and director since April 28, 2006. From April 28, 2006 to May 30, 2007 Mr. Donovan was also the Chief Operating Officer of Kestrel Heat. Mr. Donovan was President and Chief Operating Officer of Star Gas from March 2005 until April 28, 2006. From May 2004 to March 2005 he was President and Chief Operating Officer of the Star Gas heating oil segment. Mr. Donovan held various management positions with Meenan Oil Co. LP, from January 1980 to May 2004, including Vice President and General Manager from 1998 to 2004. Mr. Donovan worked for Mobil Oil Corp. from 1971 to 1980. His last position with Mobil was President and General Manager of its heating oil subsidiary in New York City and Long Island. Mr. Donovan is a graduate of St. Francis College in Brooklyn, New York and received an M.B.A. from Iona College.

Richard F. Ambury. Mr. Ambury has been Chief Financial Officer, Treasurer and Secretary of Kestrel Heat since April 28, 2006. Mr. Ambury was Chief Financial Officer, Treasurer and Secretary of Star Gas from May 2005 until April 28, 2006. From November 2001 to May 2005, Mr. Ambury was Vice President and Treasurer of Star Gas. From March 1999 to November 2001, Mr. Ambury was Vice President of Star Gas Propane, L.P. From February 1996 to March 1999, Mr. Ambury served as Vice President—Finance of Star Gas Corporation, the predecessor general partner. Mr. Ambury was employed by Petro from June 1983 through February 1996, where he served in various accounting/finance capacities. From 1979 to 1983, Mr. Ambury was employed by a predecessor firm of KPMG, a public accounting firm. Mr. Ambury has been a Certified Public Accountant since 1981 and is a graduate of Marist College.

Steven J. Goldman. Mr. Goldman has been Senior Vice President of Operations of the Partnership since May 31, 2007. Mr. Goldman was Vice President of Operations of Petro Holdings, Inc. from July 2004 until May 31, 2007. From February 2000 to June 2004, Mr. Goldman held various operating management positions with Petro Holdings, Inc. Prior to joining Petro Holdings, Inc. as a General Manager in 2000, Mr. Goldman worked for United Parcel Service from 1982 to 2000. Mr. Goldman has also held various positions within the management of companies in industrial engineering and those with international operations. Mr. Goldman is a graduate of the State University of New York at Stony Brook.

Richard G. Oakley. Mr. Oakley has been Vice President and Controller of Kestrel Heat since May 22, 2006. From September 1982 until May 2006 he held various positions with Meenan Oil Co. LP, most recently that of Controller since 1993. Mr. Oakley is a graduate of Long Island University.

Henry D. Babcock. Mr. Babcock has been a director of Kestrel Heat since April 28, 2006. Mr. Babcock is Chairman of Train, Babcock Advisors LLC, a privately-owned registered investment advisor. He joined the firm in 1976, became a partner in 1980 and CEO in 1999. Prior to this, he ran an affiliated venture capital company that was active the in the U.S. and abroad. Mr. Babcock is a graduate of Yale University and received an MBA from Columbia University. He serves on the Education Leadership Council of Save the Children and is a director of the Caumsett Foundation.

C. Scott Baxter. Mr. Baxter has been a director of Kestrel Heat since April 28, 2006. Mr. Baxter is currently the Managing Director & Head of Global Energy Group for Houlihan Lokey Howard & Zukin, headquartered in New York City. Prior to Houlihan, he was the Managing Partner for Green River Energy Partners, LLC. Green River was a principal investing firm, which invests in public and private equity in energy and was founded in 2005. From 2002 to 2005, he was a founding partner of Baxter Bold & Company, a corporate energy M&A and private equity advisory firm. From 1999 through 2001, he was Head of Americas for the Global Energy Investment Banking Group of JPMorgan. From 1989 to 1999, Mr. Baxter worked for Salomon Smith Barney’s Global Energy Investment Banking Group where he was a Managing Director. Mr. Baxter holds a B.S. degree in Economics from Weber State University where he graduated cum laude, and received an MBA degree from the University of Chicago Graduate School of Business. From 2002 to 2005 Mr. Baxter was also an adjunct professor of finance at Columbia University’s Graduate School of Business.

Joseph P. Cavanaugh. Mr. Cavanaugh has been a director of Kestrel Heat since April 28, 2006 and was Chief Executive Officer from April 28, 2006 to May 31, 2007. Mr. Cavanaugh was Chief Executive Officer and a director of Star Gas from March 2005 until April 28, 2006. From December 2004, after the sale of the Partnership’s propane segment to Inergy L.P. to

March 2005, Mr. Cavanaugh was employed by Inergy to direct the transition of the business to them. From March 1999 to December 2004 Mr. Cavanaugh was Chief Executive Officer of the Partnership’s propane segment. From December 1997 to March 1999, Mr. Cavanaugh served as President and Chief Executive Officer of Star Gas Corporation, a predecessor general partner. From October 1969 to December 1997, Mr. Cavanaugh held various financial and management positions with Petro. Mr. Cavanaugh is a graduate of Iona College and received an MS from Pace University.

Bryan H. Lawrence. Mr. Lawrence has been a director of Kestrel Heat since April 28, 2006 and as a manager of Kestrel since July, 2005. Mr. Lawrence is a founder and senior manager of Yorktown, the manager of the Yorktown group of investment partnerships, which make investments in companies engaged in the energy industry. The Yorktown partnerships were formerly affiliated with the investment firm of Dillon, Read & Co. Inc., where Mr. Lawrence had been employed since 1966, serving as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997. Mr. Lawrence also serves as a director of Approach Resources, Inc., Crosstex Energy, Inc., Hallador Petroleum Company (each a United States publicly traded company), Winstar Resources Ltd. (a Canadian public company) and certain non-public companies in the energy industry in which Yorktown partnerships hold equity interests. Mr. Lawrence also serves as a director of Crosstex Energy GP, LLC, the general partner of Crosstex Energy, L.P. (a United States publicly traded company). Mr. Lawrence is a graduate of Hamilton College and received an M.B.A. from Columbia University.

Sheldon B. Lubar. Mr. Lubar has been a director of Kestrel Heat since April 28, 2006 and a manager of Kestrel since July, 2005. Mr. Lubar has been Chairman of the board of Lubar & Co. Incorporated, a private investment and venture capital firm he founded, since 1977. He was Chairman of the board of Christiana Companies, Inc., a logistics and manufacturing company, from 1987 until its merger with Weatherford International in 1995. Mr. Lubar had also been Chairman of Total Logistics, Inc., a logistics and manufacturing company until its acquisition in 2005 by SuperValu Inc. He has served as a director of Grant Prideco, Inc., an energy services company, since 2000; Weatherford International, Inc., an energy services company, since 1995; Crosstex Energy, Inc. since January 2004; Approach Resources, Inc. since June 2007 and Crosstex Energy GP, LLC, the General Partner of Crosstex Energy, L.P. He is also a director of several private companies. Mr. Lubar holds a bachelor’s degree in Business Administration and a Law degree from the University of Wisconsin-Madison. He was awarded an honorary Doctor of Commercial Science degree from the University of Wisconsin-Milwaukee.

William P. Nicoletti. Mr. Nicoletti has been a director of Kestrel Heat since April 28, 2006. Mr. Nicoletti was the non-executive chairman of the board of Star Gas from March 2005 until April 28, 2006. Mr. Nicoletti was a director of Star Gas from March 1999 until April 28, 2006 and was a director of Star Gas Corporation, the predecessor general partner from November 1995 until March 1999. He is Managing Director of Nicoletti & Company, Inc., a private investment banking firm. Mr. Nicoletti was formerly a senior officer and head of Energy Investment Banking for E. F. Hutton & Company, Inc., PaineWebber Incorporated and McDonald Investments, Inc. Mr. Nicoletti is a director of MarkWest Energy Partners, L.P. Mr. Nicoletti is a graduate of Seton Hall University and received an M.B.A. from Columbia University.

Director Independence

It is the policy of the Board of Directors that the number of independent Directors that comprise the Board shall at all times equal at least three Directors or such higher number as may be necessary to comply with the applicable federal securities law requirements. For the purposes of this policy, “independent director” shall have the meaning set forth in Section 10A(m) of the Securities Exchange Act of 1934, as amended, any applicable stock exchange rules and the rules and regulations promulgated in the Partnership governance guidelines available on its webpage www.Star-Gas.com. Messrs. Nicoletti, Babcock, and Baxter are independent Directors.

Meetings of Directors

During fiscal 2007, the Board of Directors of Kestrel Heat, LLC met eight times. All directors attended each meeting except for one meeting where three directors did not attend.

Committees of the Board of Directors

Kestrel Heat, LLC’s Board of Directors has one standing committee, the Audit Committee. Its members are appointed by the Board of Directors for a one-year term and until their respective successors are elected. The NYSE corporate governance standards do not require limited partnerships to have a Nominating or Compensation Committee.

Audit Committee

William P. Nicoletti, Henry D. Babcock and C. Scott Baxter have been appointed to serve on the Audit Committee of the general partner’s Board of Directors. Kestrel Heat, LLC’s Board of Directors has adopted an Audit Committee Charter. A copy of this charter is available on the Partnership’s website at www.Star-Gas.com or a copy may be obtained without charge by contacting Richard F. Ambury (203)328-7300. The Audit Committee reviews the external financial reporting of the Partnership, selects and engages the Partnership’s independent registered public accountants and approves all non-audit engagements of the independent registered public accountants.

Members of the Audit Committee may not be employees of Kestrel Heat, LLC’s or its affiliated companies and must otherwise meet the New York Stock Exchange and SEC independence requirements for service on the Audit Committee. The Board of Directors has determined that Messrs. Nicoletti, Babcock and Baxter are independent directors in that they do not have any material relationships with the Partnership (either directly, or as a partner, shareholder or officer of an organization that has a relationship with the Partnership) and they otherwise meet the independence requirements of the NYSE and the SEC. The Partnership’s Board of Directors has also determined that at least one member of the Audit Committee, Mr. Nicoletti, meets the SEC criteria of an “audit committee financial expert.”

During fiscal 2007, the Audit Committee of Kestrel Heat, LLC met eleven times. All members attended each meeting.

Reimbursement of Expenses of the General Partner

The general partner does not receive any management fee or other compensation for its management of the Partnership. The general partner is reimbursed for all expenses incurred on behalf of the Partnership, including the cost of compensation, which is properly allocable to the Partnership. The Partnership’s partnership agreement provides that the general partner shall determine the expenses that are allocable to the Partnership in any reasonable manner determined by the general partner in its sole discretion. In addition, the general partner and its affiliates may provide services to the Partnership for which a reasonable fee would be charged as determined by the general partner. There were no reimbursements in fiscal year 2007.

Adoption of Code of Business Conduct and Ethics

The Partnership has adopted a written Code of Business Conduct and Ethics that applies to the Partnership’s officers, directors and employees. A copy of the Code of Business Conduct and Ethics is available on the Partnership’s website at www.Star-Gas.com or a copy may be obtained without charge, by contacting Richard F. Ambury, (203) 328-7300.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on copies of reports furnished to us, except as set forth below, we believe that during fiscal year 2007, all reporting persons complied with the Section 16(a) filing requirements applicable to them. Due to a delay in receiving an SEC electronic ID number, a Form 3 was filed late on behalf of Steven J. Goldman on June 20, 2007.

Non-Management Directors and Shareholder Communications

The non-management directors on the Board of Directors of the general partner are Messrs. Cavanaugh, Babcock, Baxter, Lawrence, Lubar, Nicoletti and Vermylen. The non-management directors have selected Mr. Vermylen, the Chairman of the Board, to serve as lead director to chair executive sessions of the non-management directors. Unitholders interested in contacting the non-management directors as a group may do so by contacting Paul A. Vermylen, Jr. c/o Star Gas Partners, L.P., 2187 Atlantic Street, Stamford, CT 06902.

Officer Certification Requirements

The Partnership’s chief executive officer submitted to the NYSE the CEO certification required pursuant to Section 303A 12(a) of the NYSE rules for the fiscal year ended September 30, 2006.

This annual report on Form 10-K includes as exhibits the certifications of the Partnership’s chief executive officer and chief financial officer required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated there under.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Partnership’s Amended and Restated Agreement of Limited Partnership provides that the general partner of the Partnership, Kestrel Heat, LLC, shall conduct, direct and manage all activities of the Partnership. The limited liability company agreement of the general partner provides that the business of the general partner shall be managed by a Board of Directors. The responsibility of the Board is to supervise and direct the management of the Partnership in the interest and for the benefit of the Partnership’s unitholders. Among the Board’s responsibilities is to regularly evaluate the performance and to approve the compensation of the Chief Executive Officer and, with the advice of the Chief Executive Officer, regularly evaluate the performance of key executives.

As a limited partnership that is listed on the New York Stock Exchange, the Partnership is not required to have a Compensation Committee. Since the Chairman of the general partner and the majority of the Board are not employees, the Board determined that it has adequate independence to act in the capacity of a Compensation Committee to establish and review the compensation of the Partnership’s executive officers and directors. The Board is comprised of Paul A. Vermylen Jr. (Chairman), Daniel P. Donovan (President and Chief Executive Officer), Henry D. Babcock, C. Scott Baxter, Joseph P. Cavanaugh (Former Chief Executive Officer), Bryan H. Lawrence, Sheldon B. Lubar, and William P. Nicoletti.

Throughout this Report, each person who served as chief executive officer (“CEO”) during fiscal 2007, each person who served as chief financial officer (“CFO”) during fiscal 2007 and the two other most highly compensated executive officers serving at September 30, 2007 (there being no other executive officers who earned more than $100,000 during fiscal 2007) are referred to as the “named executive officers” and are included in the Summary Compensation Table below.

Compensation Philosophy and Policies

The primary objectives of the Partnership’s compensation program, including compensation of the named executive officers, are to attract and retain highly qualified officers, employees and directors and to reward individual contributions to our success. The Board of Directors considers the following policies in determining the compensation of the named executive officers:

•	compensation should be related to the performance of the individual executive and the performance measured against both financial and non-financial achievements;

•	compensation levels should be competitive to ensure that we will be able to attract, motivate and retain highly qualified executive officers; and

•	compensation should be related to improving unitholder value.

Compensation Methodology

The elements of the Partnership’s compensation program for named executive officers are intended to provide a total incentive package designed to drive performance and reward contributions in support of business strategies at the Partnership and operating unit level. Subject to the terms of employment agreements that have been entered into with the named executive officers, all compensation determinations are discretionary and subject to the decision-making authority of the Board of Directors. The Partnership benchmarks its compensation program against its peer group, which includes Amerigas Partners, L.P., Suburban Propane Partners, L.P., Inergy Holdings, L.P. and Ferrellgas Partners, L.P.

Elements of Executive Compensation

For the fiscal year ended September 30, 2007, the principal components of compensation for the named executive officers were:

•	base salary;

•	annual discretionary profit sharing allocation;

•	long-term management incentive compensation plan;

•	retirement and health benefits.

Base Salary

The Board of Directors establishes base salaries for the named executive officers based on:

•	The historical salaries for services rendered to the Partnership and responsibilities of the named executive officer.

•	The salaries of equivalent executive officers in other energy related master limited partnerships.

•	The prevailing levels of compensation and cost of living in which the named executive officer works.

Annual Discretionary Profit Sharing Allocations

Annual discretionary profit sharing allocations are determined based on the Partnership’s performance relative to its annual profit plan and other quantitative and qualitative goals.

At the end of each year, our CEO performs a quantitative and qualitative assessment of the Partnership’s performance relative to its budget. Key quantitative measures include earnings before interest, taxes, depreciation and amortization, excluding items affecting comparability (“adjusted EBITDA”) and customer attrition, relative to the budgeted amounts.

Based on such assessment, our CEO submits recommendations to the Board of Directors for bonuses to named executive officers, taking into account the relative contribution of the individual officer. There are no set formulas for determining the annual discretionary bonus for named executive officers. Factors considered by our CEO in determining the level of bonus in general include (i) whether or not we achieved the budgeted goals for the year and any material shortfalls or superior performances relative to expectations; (ii) the level of difficulty associated with achieving such objectives based on the opportunities and challenges encountered during the year; (iii) significant transactions or accomplishments for the period not included in the goals for the year. Our CEO takes these factors into consideration as well as the relative contributions of each of the named executive officers to the year’s performance in developing his recommendations for bonus amounts.

These recommendations are submitted to the Board for its review and approval. Similarly, the Board of Directors assesses the CEO’s contribution toward meeting the Partnership’s goals, and determines a bonus for the CEO it believes to be commensurate with such contribution.

Long-Term Management Incentive Compensation Plan

The long-term compensation structure is intended to align the employee’s performance with the long-term performance of our unitholders. The Board of Directors of Kestrel Heat adopted the Management Incentive Compensation Plan (the “Plan”) for employees of the Partnership. Under the Plan, employees who participate shall be entitled to receive a pro rata share of an amount in cash up to:

•	50% of the Incentive Distributions (as defined in the Partnership Agreement) otherwise distributable to Kestrel Heat pursuant to the Partnership Agreement; and

•

50% of the cash proceeds (the “Gains Interest”) which Kestrel Heat shall receive from the sale of its General Partner Units (as defined in the Partnership Agreement), less expenses and applicable taxes.

To fund the benefits under the Plan, Kestrel Heat has agreed to forego receipt of up to 50% of incentive distributions to which it would be entitled in excess of minimum quarterly distributions. Amounts payable to management under this Plan will be treated as compensation and will reduce both EBITDA and net income. Kestrel Heat has also agreed to contribute to the Partnership, as a contribution to capital, an amount equal to the Gains Interest payable to participants in the Plan by the Partnership. The Partnership is not required to reimburse Kestrel Heat for amounts payable pursuant to the Plan.

The Plan is administered by the Partnership’s Chief Financial Officer under the direction of the Board or by such other officer as the Board may from time to time direct. Employees that participate in the Plan is under the sole discretion of the Board of Directors.

The Partnership is not required under its partnership agreement to make any distributions until after September 30, 2008. The amount of any future distribution is based on the results of each future fiscal quarter. While certain management employees have already been allocated participation points, the Plan’s value attributable to the Incentive Distributions cannot be determined until fiscal 2009, the first year distributions begin to accrue and when (if any) Incentive Distributions (distributions in excess of the minimum quarterly distributions) can be calculated and expected to be made. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its General Partner Units within the next twelve months, and its value has not been determined. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

Retirement and Health Benefits

The Partnership offers a health and welfare and retirement program to all eligible employees. The named executive officers are generally eligible for the same programs on the same basis as other employees of the Partnership. The Partnership maintains a tax-qualified 401(k) retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantage basis. Under the Partnership’s 401(k) plan, subject to IRS limitations, each participant can contribute from 1.0% to 17.0% of compensation. The Partnership makes a 4% (to a maximum of 5.5% for participants who had 10 or more years of service at the time the Defined Benefit Plans were frozen and who have reached the age 55) core contribution of a participant’s compensation and matches 2/3 of each amount a participant contributes up to a maximum of 2.0% of a participant’s compensation, also subject to IRS limitations.

In addition, the Partnership has two frozen defined benefit pension plans that were maintained for all its eligible employees, including the named executive officers. The present value of accumulated benefits under these frozen defined benefit pension plans for each named executive officer is provided in the table labeled, Pension Plans Pursuant to Which Named Executive Officers Have an Accumulated Benefit But Are Not Currently Accruing Benefits.

Fiscal 2007 Compensation Decisions

For fiscal 2007, the foregoing elements of compensation were applied as follows:

Base Salary

In fiscal 2007, Mr. Donovan’s salary was increased from $300,000 to $375,000 in connection with his appointment as the Partnership’s Chief Executive Officer and Mr. Goldman’s salary was increased from $237,500 to $275,000 in connection with his appointment as Senior Vice President Operations. These increases reflected an increase in the responsibilities of these officers as well as the Board’s satisfaction with the performances of these officers and were determined in accordance with the previously discussed compensation methodology. Changes to the salaries of other named executive officers are as follows: Mr. Oakley’s salary was increased from $190,000 to $195,700 reflecting his performance based merit increase for fiscal year 2007.

Annual Discretionary Profit Sharing Allocation

Based on our CEO’s annual performance review and the individual performance of each of our named executive officers, our board approved the annual profit sharing allocation reflected in the “Summary Compensation Table” and notes thereto. The aggregate bonus amounts reflected in the Summary Compensation Table are approximately 51% to 92% higher than amounts for fiscal 2006. The Partnership’s primary performance measure is adjusted EBITDA. Adjusted EBITDA for profit sharing allocation purposes in fiscal year 2007 exceed fiscal year 2006 by $14.3 million or 26% and exceeded internal expectations by $17.6 million or 34%

Long-Term Management Incentive Compensation Plan

In October 2006, the Board awarded 1,000 participation points in the Plan to certain officers, including the following points to the following current and former named executive officers: Joseph Cavanaugh-233  1/ 3, Dan Donovan-233  1/3, Richard Ambury-233  1/3, and Steven Goldman-100.

In fiscal year 2007, Mr. Cavanaugh’s points were reallocated as provided for in the Plan and additional participation points were given to certain officers, increasing the Plan’s total participation points to 1,025. The named executive officers have participation points in the Plan as follows: Dan Donovan-300, Richard Ambury-235, Steven Goldman-150, and Richard Oakley-30.

Retirement and Health Benefits.

There were no changes to the retirement and health benefits applicable to the named executive officers in fiscal 2007.

Employment Contracts and Service Agreements

Agreement with Daniel P. Donovan

The Partnership entered into an employment agreement with Mr. Donovan effective as of May 31, 2007. Mr. Donovan’s employment agreement has a term of three-years ending on May 31, 2010, or unless otherwise terminated in accordance with the employment agreement. Mr. Donovan will serve as President and Chief Executive Officer of the

Partnership and its subsidiaries. The employment agreement provides for an annual base salary of $375,000. The employment agreement provides for one year’s salary as severance if Mr. Donovan’s employment is terminated without cause or by Mr. Donovan for good reason.

Agreement with Richard F. Ambury

Effective May 4, 2005, Petro entered into an employment agreement with Richard F. Ambury pursuant to which Mr. Ambury will be employed by Petro for a three-year term ending on May 3, 2008. Mr. Ambury will serve as Vice President and Chief Financial Officer of both Petro and the general partner of the Partnership. The agreement provides for an annual base salary of $236,333 and a performance-based bonus of up to 40% of his base salary or such higher percentage as shall be applicable to Petro’s chief operating officer. In addition to the performance-based bonus, Mr. Ambury will receive a payment of $50,000 on the last day of each 12-month period during the term. If Mr. Ambury’s employment is terminated without cause or Mr. Ambury terminates his employment for good reason, Mr. Ambury would be entitled to severance compensation of $286,333.

Agreement with Steven Goldman

Effective May 31, 2007 Steven Goldman was appointed the Senior Vice President of Operations of the Partnership. Mr. Goldman’s annual base salary is $275,000. On December 3, 2007 Mr. Goldman entered into an employment agreement that provides for one year’s salary as severance if his employment is terminated without cause or by Mr. Goldman for good reason.

Agreement with Richard G. Oakley

Effective May 22, 2006, the Partnership entered into an employment agreement with Mr. Richard G. Oakley pursuant to which Mr. Oakley will be employed for a three-year term ending on May 21, 2009. Mr. Oakley will serve as Vice President – Controller of the Partnership. The agreement provides for an annual base salary of $190,000 and a performance-based bonus of up to 25% of his base salary or such higher percentage as may be applicable. If the Partnership terminates Mr. Oakley’s employment for reasons other than cause, he will be entitled to one year’s salary as severance.

Change In Control Agreement

On December 4, 2007, the Board of Directors authorized us and our general partner to enter into a Change In Control Agreement with the following executive officers: Mr. Donovan, Chief Executive Officer and Mr. Ambury, Chief Financial Officer. Under the terms of each agreement, if the above mentioned executive officer’s employment with us is terminated as a result of a change in control (as defined in the agreement) that executive officer will be entitled to a payment equal to two times their base annual salary in the year of such termination plus two times the average amount paid as a bonus and/or as profit sharing during the three years preceding the year of such termination. The term change in control means the present equity owners of Kestrel and their affiliates collectively cease to beneficially own equity interests having the voting power to elect at least a majority of the members of the board of directors or other governing board of the general partner of the Partnership or any successor entity to the Partnership. If a change in control were to have occurred as of September 30, 2007, Mr. Donovan would have received a payment of $1.2 million and Mr. Ambury would have received a payment of $0.9 million.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and senior executives. These agreements provide for us to, among other things, indemnify such persons against certain liabilities that may arise by reason of their status or service as directors or officers, to advance their expenses incurred as a result of a proceeding as to which they may be indemnified and to cover such person under any directors’ and officers’ liability insurance policy we choose, in our discretion, to maintain. These indemnification agreements are intended to provide indemnification rights to the fullest extent permitted under applicable indemnification rights statutes in the State of Delaware and are in addition to any other rights such person may have under our partnership agreement and the operating agreement of our general partner, and applicable law. We believe these indemnification agreements enhance our ability to attract and retain knowledgeable and experienced executives and independent, non-management directors.

Fiscal 2008 Profit Sharing Pool

In October 2007, the Board of Directors authorized a profit sharing pool equal to 6% of Adjusted EBITDA (as defined below) for fiscal year 2008 to be allocated by a Profit Sharing Committee (as defined below) among and paid to certain employees of the Partnership’s direct and indirect subsidiaries to be selected by the Profit Sharing Committee based upon achievement of company goals as well as divisional and/or individual performance goals and financial targets to be established by the Profit Sharing Committee, subject to the following:

(A) No profit sharing will be paid with respect to fiscal 2008 unless the Partnership achieves actual Adjusted EBITDA for fiscal 2008 of at least 70% of the amount of budgeted Adjusted EBITDA for fiscal 2008.

(B) (i) The Term “Adjusted EBITDA” means EBITDA of the Partnership as reported in its Form 10-K plus to the extent deducted from revenues in determining consolidated net income (loss) (i) any expense attributable to payments under the authority of this resolution (ii) any expense attributable to the Management Incentive Plan (iii) any negative EBITDA attributable to Negative Acquisitions; (iv) any extraordinary losses (v) any Attrition Adjustment and (vi) any non-cash charges (including any non-cash impact of FASB 133) minus to the extent included in consolidated net income (loss) (i) any gain attributable to the non-cash impact of FASB 133 and (ii) any extraordinary gains.

(ii) The term “Negative Acquisitions” means an acquisition made during the fiscal year that, as a result of the timing of the acquisition resulted in negative EBITDA for such acquisition for the fiscal year.

(iii) The term “Attrition Adjustment” means the Net Account Attrition for the Partnership multiplied by the weighted average of EBITDA per account for the entire Partnership as determined by the Profit Sharing Committee times 4.5.

(iv) The term “Net Account Attrition” means the excess if any of the number of residential and commercial #2 oil accounts on the first day of the fiscal year reduced by budgeted account attrition for the fiscal year over the actual number of such accounts on the last day of the fiscal year, excluding acquisitions, as determined by the Profit Sharing Committee.

(C) The Profit Sharing Committee shall consist of the Chief Executive Officer, the Chief Financial Officer of the Partnership and such other members of senior management as may be designated by them.

(D) No officer of the Partnership will participate in the profit sharing pool and no profit sharing payment will be paid to any officer, without prior approval of the Board of Directors. The term “Officer” shall mean any person elected by the Board of Directors, or the board of directors of any subsidiary of the Partnership, to the position of Vice President or a higher position.

Any profit sharing payment will be made no later than March 15 of the calendar year subsequent to the calendar year in which it is determined.

Board of Directors Report

The Board of Directors of the general partner of the Partnership does not have a separate compensation committee. Executive compensation is determined by the Board of Directors. Mr. Donovan is President, Chief Executive Officer and a Director. Mr. Cavanaugh is a Director and a Former Chief Executive Officer who retired on May 31, 2007.

The Board of Directors reviewed and discussed with the Partnership’s management the Compensation Discussion and Analysis contained in this annual report on Form 10-K. Based on that review and discussion, the Board of Directors recommends that the Compensation Discussion and Analysis be included in the Partnership’s annual report on Form 10-K for the year ended September 30, 2007.

Paul A. Vermylen, Jr.

Daniel P. Donovan

Henry D. Babcock

C. Scott Baxter

Joseph P. Cavanaugh

Bryan H. Lawrence

Sheldon B. Lubar

William P. Nicoletti

Executive Compensation Table

The following table sets forth the annual salary, bonus and all other compensation awards earned and accrued by the named executive officers in the fiscal year.

	Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus (1)	Unit Awards	Option Awards	Non-Equity Incentive Plan Comp.	Change in Pension Value and Nonqualified Deferred Comp. Earnings	All Other Comp. (6)	Total
Daniel P. Donovan (2)	2007	$325,288	$375,000	—	—	—	$6,665	$32,905	$739,858
President and Chief Executive Officer

Joseph P. Cavanaugh (3)	2007	$190,295	$—	—	—	—	$22,120	$9,579	$221,994
Former Chief Executive Officer

Richard F. Ambury (4)	2007	$286,333	$286,000	—	—	—	$(4,043)	$22,624	$590,914
Chief Financial Officer

Steven J. Goldman (5)	2007	$244,561	$200,000	—	—	—	$—	$29,415	$473,976
Senior Vice President of Operations

Richard G. Oakley	2007	$190,000	$96,000	—	—	—	$(6,595)	$26,703	$306,108
Vice President - Controller

(1)	Amounts represent Annual Discretionary Profit Sharing Allocation earned during the fiscal year.
(2)	In connection with Mr. Donovan’s appointment to Chief Executive Officer on May 31, 2007, his annual base salary was increased to $375,000.
(3)	Mr. Cavanaugh retired on May 31, 2007. He continues to serve as a director of the general partner of the Partnership.
(4)	Mr. Ambury’s base salary includes a $50,000 retention payment as per his employment agreement.
(5)	In connection with Mr. Goldman’s appointment to Senior Vice President of Operations on May 31, 2007, his annual base salary was increased to $275,000.
(6)	All other compensation is subdivided as follows:

Name	Company Match and Core Contribution to 401 (K) Plan ($)	Car Allowance or Monetary Value for Personal Use of Company Owned Vehicle ($)	Total ($)
Daniel P. Donovan	16,775	16,130	32,905
Joseph P. Cavanaugh	9,579	—	9,579
Richard F. Ambury	13,399	9,225	22,624
Steven J. Goldman	13,466	15,949	29,415
Richard G. Oakley	13,803	12,900	26,703

Grants of Plan-Based Awards

None

Outstanding Equity Awards at Fiscal Year-End

None

Option Exercises and Stock Vested

None

Pension Plans Pursuant to Which Named Executive Officers Have an Accumulated Benefit But Are Not Currently Accruing Benefits

Name and Principal Position	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Daniel P. Donovan,	Retirement Plan	21	$556,830	$—
Joseph P. Cavanaugh*	Retirement Plan	27	$1,032,412	$38,991
Richard F. Ambury	Retirement Plan	13	$88,603	$—
	Supplemental Employee Retirement Plan		$16,957	$—
Steve Goldman	Retirement Plan	—	$—	$—
Richard G. Oakley	Retirement Plan	19	$129,484	$—

*	Mr. Cavanaugh retired on May 31, 2007. He continues to serve as a director of the general partner of the Partnership.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

None

Potential Payments upon Termination

If Mr. Donovan’s employment is terminated by the Partnership for reasons other than for cause or if Mr. Donovan terminates his employment for good reason prior to May 31, 2010, he will be entitled to receive one-year’s salary as severance. For 12 months following the termination of his employment, Mr. Donovan is prohibited from competing with the Partnership or from becoming involved either as an employee, as a consultant or in any other capacity, in the sale of heating oil or propane on a retail basis.

If Mr. Ambury’s employment is terminated for cause or if Mr. Ambury terminates his employment because the Partnership has committed a material breach of his employment agreement, prior to May 3, 2008, he will be entitled to receive a severance payment of $286,333.

If Mr. Goldman’s employment is terminated by the Partnership for reasons other than for cause, or if Mr. Goldman terminates his employment for good reason prior to May 21, 2009, he will be entitled to receive one-years salary as severance. For 12 months following the termination of his employment, Mr. Goldman is prohibited from competing with the Partnership or from becoming involved either as an employee, as a consultant or in any other capacity, in the sale of heating oil or propane on a retail basis.

If Mr. Oakley’s employment is terminated by the Partnership without cause, prior to May 21, 2009, he will be entitled to receive one-year’s salary as severance. For 12 months following the termination of his employment, Mr. Oakley is prohibited from competing with the Partnership or from becoming involved either as an employee, as a consultant or in any other capacity, in the sale of heating oil or propane on a retail basis.

The employment agreements of the foregoing officers also require that they not reveal confidential information of the Partnership and that they not (except in the case of Mr. Ambury) seek to solicit employees of the Partnership within twelve months following the termination of their employment.

Compensation of Directors

	Director Compensation Table
Name	Fees Earned or Paid in Cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Paul A. Vermylen, Jr. (1)	$129,000	—	—	—	$5,232	—	$134,232
Joseph P. Cavanaugh (2)	$11,250	—	—	—	—	—	$11,250
Daniel P. Donovan (3)	—	—	—	—	—	—	$—
Henry D. Babcock (4)	$51,750	—	—	—	—	—	$51,750
C. Scott Baxter (4)	$51,750	—	—	—	—	—	$51,750
Bryan H. Lawrence (5)	—	—	—	—	—	—	$—
Sheldon B. Lubar	$33,750	—	—	—	—	—	$33,750
William P. Nicoletti (6)	$58,500	—	—	—	—	—	$58,500

(1)	Mr. Vermylen is non-executive Chairman of the Board.
(2)	Mr. Cavanaugh was a management director until May 31, 2007, when he retired and was not compensated as a director prior to this date. Beginning June 1, 2007, Mr. Cavanaugh is compensated as a director of the general partner of the Partnership and since the fee earned as a director are paid subsequent to his retirement, they are not included on the summary compensation table.
(3)	Mr. Donovan is a management director the change in his pension value is already included in the summary compensation table.
(4)	Mr. Babcock and Mr. Baxter are Audit Committee members.
(5)	Mr. Lawrence has chosen not to receive any fees as a director of the general partner of the Partnership.
(6)	Mr. Nicoletti is Chairman of the Audit Committee.

Each non-management director receives an annual fee of $27,000 plus $1,500 for each regular meeting attended and $750 for each telephonic meeting attended. The Chairman of the Audit Committee receives an annual fee of $12,000 while other Audit Committees members receive an annual fee of $6,000. Each member of the Audit Committee receives $1,500 for every regular meeting attended and $750 for every telephonic meeting attended. The non-executive chairman of the Board receives an annual fee of $120,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership as of November 30, 2007 of common units and general partner units by:

(1) Kestrel and certain beneficial owners;

(2) each of the named executive officers and directors of Kestrel Heat;

(3) all directors and executive officers of Kestrel Heat as a group; and

(4) each person the Partnership knows to hold 5% or more of the Partnership’s units.

Except as indicated, the address of each person is c/o Star Gas Partners, L.P. at 2187 Atlantic Street, Stamford, Connecticut 06902-0011.

	Common Units		General Partner Units
Name	Number	Percentage	Number	Percentage
Kestrel (a)	12,803,128	16.90%	325,729	100.00%
Paul A. Vermylen, Jr.	—	—
Daniel P. Donovan	—	—
Steven J. Goldman	—
Richard F. Ambury	2,125	*
Richard G. Oakley	—	—
Henry D. Babcock	41,121	*
C. Scott Baxter	—	—
Joseph P. Cavanaugh	—	—
Bryan H. Lawrence	—	—
Sheldon B. Lubar	—	—
William P. Nicoletti	20,252	*

All officers and directors and Kestrel Heat, LLC as a group (11 persons)	12,866,626	16.98%	325,729	100.00%
MacKay Shields, LLC (b)	8,538,240	11.27%
Bandera Partners LLC (c)	4,265,550	5.63%

(a)	Includes (i) 500,000 common units and 325,729 general partner units owned by Kestrel Heat, and (ii) 12,303,128 common units owned by KM2, as to which Kestrel, in its capacity as sole member of Kestrel Heat and KM2, may be deemed to share beneficial ownership.
(b)	According to a Schedule 13G/A filed with the SEC on December 31, 2006, MacKay Shields, LLC an investment adviser for various clients registered under Section 203 of the Investment Advisers Act of 1940, is deemed to be the beneficial owner of the common units.
(c)	According to a Schedule 13G filed with the SEC on May 10, 2007, Bandera Partners LLC is the investment manager of Bandera Master Fund and may be deemed to have beneficial ownership of the common units.
*	Amount represents less than 1%.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has a written conflict of interest policy and procedure that requires all officers, directors and employees to report to senior corporate management or the board of directors, all personal, financial or family interest in transactions that involve the individual and the Partnership. In addition, the Partnership Governance Guidelines provide that any monetary arrangement between a director and his or her affiliates (including any member of a director’s immediate family) and the Partnership or any of its affiliates for goods or services shall be subject to approval by the full Board of Directors.

The general partner does not receive any management fee or other compensation for its management of the Partnership. The general partner is reimbursed for all expenses incurred on behalf of the Partnership, including the cost of compensation, which is properly allocable to the Partnership. The Partnership’s partnership agreement provides that the general partner shall determine the expenses that are allocable to the Partnership in any reasonable manner determined by the general partner in its sole discretion. In addition, the general partner and its affiliates may provide services to the Partnership for which a reasonable fee would be charged as determined by the general partner.

Kestrel has the ability to elect the Board of Directors of Kestrel Heat, including Messrs. Vermylen, Lawrence and Lubar. Messrs. Vermylen, Lawrence and Lubar are also members of the board of managers of Kestrel and, either directly or through affiliated entities, own equity interests in Kestrel. Kestrel owns all of the issued and outstanding membership interests of Kestrel Heat and KM2, LLC, a Delaware limited liability company (“M2”).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents the aggregate fees for professional audit services rendered by KPMG LLP including fees for the audit of the Partnership’s annual financial statements for the fiscal years 2007 and 2006, and for fees billed and accrued for other services rendered by KPMG LLP (in thousands).

	2007	2006
Audit Fees (1)	$1,450	$1,540
Audit-Related Fees (2)	70	65

Audit and Audit-Related Fees	1,520	1,605
Tax Fees (3)	486	653

Total Fees	$2,006	$2,258

(1)

Audit fees were for professional services rendered in connection with audits and quarterly reviews of the consolidated financial statements of the Partnership, review of and preparation of consents for registration statements filed with the Securities and Exchange Commission. Audit fees incurred in connection with registration statements were $0 and $90,000 for fiscal years 2007 and 2006, respectively.

(2)	Audit-related fees were principally for audits of financial statements of certain employee benefit plans.
(3)	Tax fees related to services for tax consultation and tax compliance.

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

1. Financial Statements

See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

2. Financial Statement Schedule.

See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

3. Exhibits.

See “Index to Exhibits” set forth on the following page.

INDEX TO EXHIBITS

Exhibit Number	Incorp by Ref. to Exh.	Description
3.1	3.1(1)	Amended and Restated Certificate of Limited Partnership

4.1	99.1(2)	Second Amended and Restated Agreement of Limited Partnership

4.2	99.3(3)	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership

4.3	99.1(3)	Amended and Restated Unit Purchase Rights Agreement dated as of July 20, 2006

10.1	10.21(4)	June 2000 Star Gas Employee Unit Incentive Plan†

10.2	10.41(5)	Employment Agreement between Petro Holdings, Inc. and Daniel P. Donovan.†

10.3	10.1(6)	Interest Purchase Agreement for the sale of the propane operations

10.4	10.2(6)	Non-Competition Agreement with Inergy

10.5	10.35(7)	Credit Agreement dated December 17, 2004, between Petroleum Heat and Power Co., Inc. and JPMorgan Chase Bank, N.A., Bank of America, N.A., Wachovia Bank, National Association, General Electric Capital Corporation, Citizens Bank of Massachusetts and J. P. MorganSecurities, Inc.

10.6	99.1(8)	Amendment, dated as of November 2, 2005, to the Credit Agreement, dated as of December 17, 2004 among Petroleum Heat and Power Co., Inc. and JPMorgan Chase Bank, N.A., Bank of America, N.A., Wachovia Bank, National Association, General Electric Capital Corporation, and Citizens Bank of Massachusetts

10.7	99.2(9)	Letter Agreement and general release dated March 7, 2005 between Star Gas Partners L.P. and Irik P. Sevin †

10.8	10.1(10)	Employment Agreement dated May 4, 2005 between the Registrant and Richard F. Ambury†

10.9	99.1(11)	Unit Purchase Agreement dated as of December 5, 2005 among Star Gas Partners, L.P., Star Gas LLC, Kestrel Energy Partners, LLC, Kestrel Heat, LLC and KM2, LLC

10.10	99.2(2)	Indenture for the new senior notes

10.11	99.3(2)	Amended and Restated Indenture for the existing senior notes

10.12	10.60(12)	Second Amendment dated as of February 3, 2006 to Credit Agreement

10.13	99.2(3)	Management Incentive Compensation Plan†

10.14	99.4(3)	Form of Indemnification Agreement for Officers and Directors.

10.15	(14)	Approved Dealer / Contractor Agreement dated as of July 11, 2006 by and between AFC First Financial Corporation and Petro Holdings, Inc.

10.16	(14)	Employment Agreement dated May 17, 2006 between Star Gas Partners, L.P. and Richard G. Oakley. †

10.17	(14)	Third Amendment dated as of October 30, 2006 to the Credit Agreement.

10.18	99.4(13)	Form of Amendment No. 1 to Indemnification Agreement.

10.19	(14)	Fourth Amendment and Waiver dated as of December 28, 2006 to the Credit Agreement.

10.20	99.1(15)	Fifth Amendment dated as of April 13, 2007 to the Credit Agreement.

10.21	99.1(16)	Employment Agreement between Star Gas Partners, L.P. and Daniel P. Donovan.†

10.22	4.4(17)	First Amendment to Amended and Restated Unit Purchase Rights Agreement dated as of June 7, 2007.

10.23	(18)	Description of 2008 Profit Sharing Plan. †

10.24	*	Employment Agreement dated December 3, 2007 between Star Gas Partners, L.P. and Steven J. Goldman. †

10.25	*	Change in Control Agreement dated December 4, 2007 between Star Gas Partners, L.P. and Daniel P. Donovan. †

10.26	*	Change in Control Agreement dated December 4, 2007 between Star Gas Partners, L.P. and Richard F. Ambury. †

10.27	*	Sixth Amendment dated as of December 5, 2007 to the Credit Agreement.

14	*	Code of Business Conduct and Ethics

21	*	Subsidiaries of the Registrant

23.1	*	Consent of KPMG LLP

31.1	*	Certification of Chief Executive Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).(1)

31.2	*	Certification of Chief Financial Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).(1)

31.3	*	Certification of Chief Executive Officer, Star Gas Finance Company, pursuant to Rule 13a-14(a)/15d-14(a).(1)

31.4	*	Certification of Chief Financial Officer, Star Gas Finance Company, pursuant to Rule 13a-14(a)/15d-14(a).(1)

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

*	Filed herewith.

†	Employee compensation plan.
(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2006.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K dated April 28, 2006.
(3)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K dated July 20, 2006.
(4)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2000.
(5)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed with the Commission on December 14, 2004.
(6)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 18, 2004.
(7)	Incorporated by reference to an exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2005.
(8)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 4, 2005.
(9)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2005.
(10)	Incorporated by reference to an exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2005.
(11)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated December 5, 2005.
(12)	Incorporated by reference to an exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 7, 2006.
(13)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated October 19, 2006.
(14)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the Commission on January 17, 2007.
(15)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated April 19, 2007.
(16)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2007.
(17)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated June 8, 2007.
(18)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated October 22, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the General Partner has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

STAR GAS PARTNERS, L.P.

By:	KESTREL HEAT, LLC (General Partner)

By:	/s/ Daniel P. Donovan
Daniel P. Donovan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Daniel P. Donovan Daniel P. Donovan	President and Chief Executive Officer and Director Kestrel Heat, LLC	December 7, 2007

/s/ Richard F. Ambury Richard F. Ambury	Chief Financial Officer (Principal Financial Officer) Kestrel Heat, LLC	December 7, 2007

/s/ Richard G. Oakley Richard G. Oakley	Vice President – Controller (Principal Accounting Officer) Kestrel Heat, LLC	December 7, 2007

/s/ Paul A. Vermylen, Jr. Paul A. Vermylen, Jr.	Non-Executive Chairman of the Board and Director Kestrel Heat, LLC	December 7, 2007

/s/ Henry D. Babcock Henry D. Babcock	Director Kestrel Heat, LLC	December 7, 2007

/s/ C. Scott Baxter C. Scott Baxter	Director Kestrel Heat, LLC	December 7, 2007

/s/ Joseph P. Cavanaugh Joseph P. Cavanaugh	Director Kestrel Heat, LLC	December 7, 2007

/s/ Bryan H. Lawrence Bryan H. Lawrence	Director Kestrel Heat, LLC	December 7, 2007

/s/ Sheldon B. Lubar Sheldon B. Lubar	Director Kestrel Heat, LLC	December 7, 2007

/s/ William P. Nicoletti William P. Nicoletti	Director Kestrel Heat, LLC	December 7, 2007

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

STAR GAS FINANCE COMPANY
By:	(Registrant)

By:	/s/ Daniel P. Donovan
Daniel P. Donovan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Daniel P. Donovan Daniel P. Donovan	President, Chief Executive Officer and Director (Principal Executive Officer) Star Gas Finance Company	December 7, 2007

/s/ RICHARD F. AMBURY Richard F. Ambury	Chief Financial Officer (Principal Financial Officer) Star Gas Finance Company	December 7, 2007

/s/ RICHARD G. OAKLEY Richard G. Oakley	Vice President - Controller (Principal Accounting Officer) Star Gas Finance Company	December 7, 2007

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page
Part II Financial Information:

Item 8—Financial Statements

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 30, 2007 and September 30, 2006	F-3

Consolidated Statements of Operations for the years ended September 30, 2007, September 30, 2006 and September 30, 2005	F-4

Consolidated Statements of Partners’ Capital and Comprehensive Income (Loss) for the years ended September 30, 2007, September 30, 2006 and September 30, 2005	F-5

Consolidated Statements of Cash Flows for the years ended September 30, 2007, September 30, 2006 and September 30, 2005	F-6

Notes to Consolidated Financial Statements	F-7 – F-26

Schedules for the years ended September 30, 2007, September 30, 2006 and September 30, 2005

I. Condensed Financial Information of Registrant	F-27 – F-29

II. Valuation and Qualifying Accounts	F-30

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes therein.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of Star Gas Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Star Gas Partners, L.P. and Subsidiaries (the “Partnership”) as of September 30, 2007 and 2006, and the related consolidated statements of operations, partners’ capital and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. We also have audited the Partnership’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these consolidated financial statements, the financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial schedules and an opinion on the Partnership’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Gas Partners, L.P. and Subsidiaries as of September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, Star Gas Partners, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

Stamford, Connecticut

December 6, 2007

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Years Ended September 30,
(in thousands)	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$112,886	$91,121
Receivables, net of allowance of $7,645 and $6,532, respectively	78,923	87,393
Inventories	85,968	75,859
Fair asset value of derivative instruments	14,510	3,766
Prepaid expenses and other current assets	28,216	37,741

Total current assets	320,503	295,880

Property and equipment, net	41,721	42,377
Long-term portion of accounts receivables	1,362	3,513
Goodwill	181,496	166,522
Intangibles, net	48,468	61,007
Deferred charges and other assets, net	8,554	10,899
Long-term assets held for sale	—	1,010

Total assets	$602,104	$581,208

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$18,797	$21,544
Fair liability value of derivative instruments	5,312	13,790
Current maturities of long-term debt	—	96
Accrued expenses and other current liabilities	65,444	62,651
Unearned service contract revenue	37,219	36,634
Customer credit balances	71,109	73,863

Total current liabilities	197,881	208,578

Long-term debt	173,941	174,056
Other long-term liabilities	13,951	25,249
Partners’ capital
Common unitholders	232,895	194,818
General partner	(129)	(293)
Accumulated other comprehensive income (loss)	(16,435)	(21,200)

Total partners’ capital	216,331	173,325

Total liabilities and partners’ capital	$602,104	$581,208

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
(in thousands, except per unit data)	2007	2006	2005
Sales:
Product	$1,088,610	$1,109,332	$1,071,270
Installations and service	178,565	187,180	188,208

Total sales	1,267,175	1,296,512	1,259,478
Cost and expenses:
Cost of product	804,928	825,694	786,302
Cost of installations and service	176,947	189,214	197,430
(Increase) decrease in the fair value of derivative instruments	(15,664)	45,677	(6,081)
Delivery and branch expenses	199,090	205,037	231,581
Depreciation and amortization expenses	28,995	32,415	35,480
General and administrative expenses	17,768	21,673	43,190
Goodwill impairment charge	—	—	67,000

Operating income (loss)	55,111	(23,198)	(95,424)
Interest expense	(20,448)	(26,288)	(36,152)
Interest income	8,923	5,085	4,314
Amortization of debt issuance costs	(2,282)	(2,438)	(2,540)
Loss on redemption of debt	—	(6,603)	(42,082)

Income (loss) from continuing operations before income taxes	41,304	(53,442)	(171,884)
Income tax expense	2,002	477	696

Income (loss) from continuing operations	39,302	(53,919)	(172,580)
Income (loss) from discontinued operations, net of income taxes	—	—	(6,189)
Gain (loss) on sale of discontinued operations, net of income taxes	(1,061)	—	157,560

Income (loss) before cumulative effect of change in accounting principles	38,241	(53,919)	(21,209)
Cumulative effect of change in accounting principles — change in inventory pricing method	—	(344)	—

Net income (loss)	$38,241	$(54,263)	$(21,209)

General Partner’s interest in net income (loss)	164	(160)	(191)

Limited Partners’ interest in net income (loss)	$38,077	$(54,103)	$(21,018)

Basic and diluted income (loss) per Limited Partner Unit:
Continuing operations	$0.51	$(1.01)	$(4.77)

Net income (loss)	$0.50	$(1.02)	$(0.59)

Weighted average number of Limited Partner units outstanding:
Basic	75,774	52,944	35,821

Diluted	75,774	52,944	35,821

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)

Years Ended September 30, 2007, 2006 and 2005

	Number of Units				Common	Sr. Sub.	Jr. Sub.	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
(in thousands)	Common	Sr. Sub.	Jr. Sub.	General Partner
Balance as of September 30, 2004	32,166	3,245	345	326	$194,317	$(1,789)	$(1,995)	$(3,430)	$(17,332)	$169,771
Net loss					(18,874)	(1,943)	(201)	(191)		(21,209)
Unrealized loss on pension plan obligation									(3,931)	(3,931)

Total comprehensive loss					(18,874)	(1,943)	(201)	(191)	(3,931)	(25,140)
Issuance of units		147				459				459
Unit compensation expense					18					18

Balance as of September 30, 2005	32,166	3,392	345	326	175,461	(3,273)	(2,196)	(3,621)	(21,263)	145,108
Net income (loss)					(55,619)	1,376	140	(160)		(54,263)
Unrealized gain on pension plan obligation									63	63

Total comprehensive loss					(55,619)	1,376	140	(160)	63	(54,200)
Issuance of units (1)	39,871			326	82,417					82,417
Exchange / retirement of units (1)	3,737	(3,392)	(345)	(326)	(7,441)	1,897	2,056	3,488		—

Balance as of September 30, 2006	75,774	—	—	326	194,818	—	—	(293)	(21,200)	173,325
Net income					38,077			164		38,241
Unrealized gain on pension plan obligation									4,765	4,765

Total comprehensive income					38,077	—	—	164	4,765	43,006

Balance as of September 30, 2007	75,774	—	—	326	$232,895	$—	$—	$(129)	$(16,435)	$216,331

(1)	See Note 2—Recapitalization.

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2007	2006	2005
Cash flows provided by (used in) operating activities of continuing operations:
Net income (loss)	$38,241	$(54,263)	$(21,209)
Deduct: (Income) loss from discontinued operations		—	6,189
(Gain) loss on sale of discontinued operations	1,061	—	(157,560)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(15,664)	45,677	(6,081)
Depreciation and amortization	31,277	34,853	38,020
Cumulative effect of change in accounting principle	—	344	—
Loss on redemption of debt	—	6,603	42,082
Unit compensation expense	—	—	(2,185)
Provision for losses on accounts receivable	5,726	6,105	9,817
Goodwill impairment charge	—	—	67,000
Gain on sales of fixed assets, net	(864)	(956)	(43)
Changes in operating assets and liabilities net of amounts related to acquisitions:
(Increase) decrease in receivables	5,761	(3,809)	(13,845)
Increase in inventories	(8,222)	(23,830)	(18,248)
(Increase) decrease in other assets and assets held for sale, net	6,070	(8,833)	(5,574)
Increase (decrease) in accounts payable	(2,747)	1,764	(5,230)
Increase (decrease) in other current and long-term liabilities	(9,524)	14,709	11,952

Net cash provided by (used in) operating activities of continuing operations	51,115	18,364	(54,915)

Cash flows provided by (used in) investing activities of continuing operations:
Capital expenditures	(4,850)	(5,433)	(3,153)
Proceeds from sales of fixed assets	1,948	2,162	3,398
Cash proceeds from sale of discontinued operations	—	—	467,186
Acquisitions	(26,352)	—	—

Net cash provided by (used in) investing activities of continuing operations	(29,254)	(3,271)	467,431

Cash flows provided by (used in) financing activities of continuing operations:
Working capital facility borrowings	—	46,336	292,200
Working capital facility repayments	—	(52,898)	(293,638)
Repayment of debt	(96)	(66,138)	(259,559)
Debt extinguishment costs	—	—	(37,688)
Proceeds from the issuance of common units, net	—	50,174	—
Increase in deferred charges	—	(594)	(8,009)

Net cash used in financing activities of continuing operations	(96)	(23,120)	(306,694)

Cash flows of discontinued operations:
Operating activities	—	—	(21,402)
Investing activities	—	—	(664)
Financing activities	—	—	10,700

Net cash provided by (used in) discontinued operations	—	—	(11,366)

Net increase (decrease) in cash	21,765	(8,027)	94,456
Cash and equivalent at beginning of period	91,121	99,148	4,692

Cash and equivalent at end of period	$112,886	$91,121	$99,148

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat their homes and buildings. Star Gas Partners is a master limited partnership, which at September 30, 2007 had outstanding 75.8 million common units (NYSE: “SGU” representing 99.6% limited partner interest in Star Gas Partners) and 0.3 million general partner units (representing 0.4% general partner interest in Star Gas Partners).

The Partnership is organized as follows:

•

The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership’s operations are conducted through Petro Holdings, Inc. (“Petro”) and its subsidiaries. Petro is a Minnesota corporation that is a wholly-owned subsidiary of Star/Petro, Inc., which is a wholly-owned subsidiary of the Partnership. Petro is a retail distributor of home heating oil that serves residential and commercial customers in the Northeast and Mid-Atlantic regions.

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

In December 2004, the Partnership sold all of its interests in its propane operations to Inergy Propane, LLC (“Inergy”) for a purchase price of $481.3 million. The Partnership recorded a gain on this sale of approximately $157 million.

2) Fiscal Year 2006 Recapitalization

In fiscal year 2006, effective as of April 28, 2006, the Partnership completed a recapitalization of the Partnership.

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

The Partnership completed the sale of its propane operations on December 17, 2004. The results of operations for the sale of this segment has been classified as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Allowance for Doubtful Accounts

The Partnership periodically reviews past due customer accounts receivable balances. After giving consideration to economic conditions, overdue status and other factors, it establishes an allowance for doubtful accounts, representing the Partnership’s best estimate of amounts that may not be collectible.

Basic and Diluted Net Income (Loss) per Limited Partner Unit

Net income (loss) per limited partner unit is computed by dividing net income (loss), after deducting the general partner’s interest, by the weighted average number of common units, senior subordinated units (fiscal year 2006 and 2005) and junior subordinated units (fiscal year 2006 and 2005) outstanding. Each unit in each of the partnership’s ownership classes participates in net income (loss) equally.

Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

Inventories

At September 30, 2005, the Partnership’s inventory of heating oil and other fuels were stated at the lower of cost or market computed on the first-in, first-out (FIFO) method. Effective October 1, 2005, the Partnership changed from the FIFO method to the weighted average cost (WAC) method. All other inventories, representing parts and equipment have been and continue to be stated at the lower of cost or market using the FIFO method. (See Note 6. Fiscal Year 2006 Change in Accounting Principle and Note 8. Inventories)

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method.

Goodwill and Intangible Assets

Goodwill and intangible assets include goodwill, customer lists and covenants not to compete.

Goodwill is the excess of cost over the fair value of net assets in the acquisition of a company. In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized, but instead are annually tested for impairment. Also in accordance with this standard, intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Partnership performs its annual impairment review during its fiscal fourth quarter or more frequently if events or circumstances indicate that the value of goodwill might be impaired. During its interim review during the second quarter of 2005, the Partnership wrote-down goodwill by $67 million. See Note 10.

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

Impairment of Long-lived Assets

It is the Partnership’s policy to review intangible assets and other long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership determines whether the carrying values of such assets are recoverable over their remaining estimated lives through undiscounted future cash flow analysis. If such a review should indicate that the carrying amount of the assets is not recoverable, it is the Partnership’s policy to reduce the carrying amount of such assets to fair value.

Deferred Charges

Deferred charges represent the costs associated with the issuance of debt instruments and are amortized over the lives of the related debt instruments.

Advertising Expense

Advertising costs are expensed as they are incurred. Advertising expenses were $7.1 million, $5.9 million, and $9.2 million in 2007, 2006, and 2005, respectively and are recorded in delivery and branch expenses.

Customer Credit Balances

Customer credit balances represent payments received in advance from customers pursuant to a balanced payment plan (whereby customers pay on a fixed monthly basis) and the payments made have exceeded the charges for heating oil deliveries.

Environmental Costs

Costs associated with managing hazardous substances and pollution are expensed on a current basis. Accruals are made for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount can be reasonably estimated.

Insurance Reserves

The Partnership accrues for workers’ compensation, general liability and automobile claims not covered under its insurance policies and establishes estimates based upon actuarial assumptions as to what its ultimate liability will be for these claims.

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

For corporate subsidiaries of the Partnership, a consolidated Federal income tax return is filed. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recognized if based on the weight of available evidence it is more likely than not that some or all of deferred tax asset will not be realized.

Sales, Use and Value Added Taxes

Taxes are assessed by various governmental authorities on many different types of transactions. Sales reported for product, installation and service excludes taxes.

Derivatives and Hedging

SFAS 133 established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective and SFAS 133 documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. Currently, the Partnership’s derivative instruments do not qualify for hedge accounting treatment.

Weather Insurance Contract

Weather insurance contract is recorded in accordance with the intrinsic value method defined by the Emerging Issues Task Force (“EITF”) 99-2, “Accounting for Weather Derivatives.” The premium paid is amortized over the life of the contract and the intrinsic value method is applied at each interim period.

Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. Using a two-step approach, FIN 48 requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership is required to adopt FIN 48 in fiscal 2008. The Partnership is currently assessing the impact of adopting FIN 48.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, which addresses the process of quantifying financial statement misstatements. The cumulative effect, if any, of applying the provisions of SAB No. 108 is reported as an adjustment to the beginning of the year retained earnings. SAB No. 108 is effective for fiscal years ending after November 15, 2006, our fiscal year 2007. We adopted SAB 108 during the fourth quarter of fiscal year 2007. The adoption of SAB No. 108 did not have an impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. We are required to adopt SFAS 157 in fiscal 2009. The Partnership is currently assessing the impact of adopting SFAS No. 157.

In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), which requires an employer to (i) measure the funded status of a defined benefit postretirement plan as of the date of its fiscal year-end statement of financial position, (ii) to recognize the overfunded or underfunded status of this plan as an asset or liability in its statement of financial position and (iii) to recognize changes in that funded status in the year which the changes occur through comprehensive income. We adopted SFAS No. 158 during the fourth quarter of fiscal year 2007. Since the Partnership in prior years consolidated and froze its defined benefit pension plans and recorded an additional pension liability for their unfunded status and because we have historically measured the plan assets and benefit obligations as of our balance sheet date, the adoption of SFAS No. 158 did not have an impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) which provides companies an option to report eligible financial assets and liabilities at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are required to adopt SFAS No. 159 in fiscal 2009. The Partnership is currently assessing the impact of adopting SFAS No. 159.

4) Discontinued Operations

In the fourth quarter of fiscal year 2007, the Partnership recorded an approximate $1.1 million expense for a claim notice received in connection with its propane operations sold to Inergy in fiscal year 2005. This Inergy claim notice purports reimbursement by the Partnership for additional taxes, interest and penalties relating to pre-closing tax returns.

On December 17, 2004 of fiscal year 2005, the Partnership completed the sale of all of its interests in its propane operations to Inergy for a net purchase price of approximately $481.3 million. Closing and other settlement costs totaled approximately $14 million and approximately $311 million was used to repay outstanding debt. In accordance with the purchase agreement, the effective date of the disposition was November 30, 2004. The Partnership recognized a gain on the sale of the propane operations totaling approximately $157 million net of income taxes of $1.3 million.

The components of discontinued operations for the year ended September 30 2005, are as follows (in thousands):

Sales	$58,722
Cost of sales	40,079
Delivery and branch expenses	17,796
Depreciation & amortization expenses	3,481
General & administrative expenses	2,096

(4,730)
Net interest expense	1,384
Other loss	27

Loss from discontinued operations before income taxes	(6,141)
Income tax expense	48

Loss from discontinued operations	$(6,189)

5) Quarterly Distribution of Available Cash

Partnership Distribution Provisions

Beginning October 1, 2008, minimum quarterly distributions on the common units will start accruing at the rate of $0.0675 per quarter ($0.27 on an annual basis). There will be no mandatory distributions of available cash by us before February 2009. Thereafter, in general, the Partnership intends to distribute to its partners on a quarterly basis, all of its available cash, if any, in the manner described below. “Available cash” generally means, for any of its fiscal quarters, all cash on hand at the end of that quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the general partners to:

•	provide for the proper conduct of the Partnership’s business;

•	comply with applicable law, any of its debt instruments or other agreements; or

•	provide funds for distributions to the common unitholders during the next four quarters, in some circumstances.

Available cash will generally be distributed as follows:

•	first, 100% to the common units, pro rata, until the Partnership distributes to each common unit the minimum quarterly distribution of $0.0675;

•

second, 100% to the common units, pro rata, until the Partnership distributes to each common unit any arrearages in payment of the minimum quarterly distribution on the common units for prior quarters;

•	third, 100% to the general partner units, pro rata, until the Partnership distributes to each general partner unit the minimum quarterly distribution of $0.0675;

•

fourth, 90% to the common units, pro rata, and 10% to the general partner units, pro rata (subject to the Management Incentive Plan See Item 11), until the Partnership distributes to each common unit the first target distribution of $0.1125; and

•	thereafter, 80% to the common units, pro rata, and 20% to the general partner units, pro rata.

The revolving credit facility and the indenture for the new notes both impose certain restrictions on the Partnership’s ability to pay distributions to unitholders.

6) Fiscal Year 2006 Change in Accounting Principle

At September 30, 2005, the Partnership’s inventory of heating oil and other fuels were stated at the lower of cost or market computed on the first-in, first-out (FIFO) method.

Effective October 1, 2005 of fiscal year 2006, the Partnership changed from the FIFO method to the weighted average cost (WAC) method for its inventory of heating oil and other fuels. All other inventories, representing parts and equipment, have been and continue to be stated at the lower of cost or market using the FIFO method. The Partnership believes that the WAC methodology is preferable in the circumstances because it reflects a more accurate correlation between revenues and product costs experienced in the Partnerships business environment by normalizing the carrying cost of heating oil and other fuels given the increasing short-term volatility in the marketplace for these products. The cumulative effect of this change as of October 1, 2005 decreased net income by $0.3 million for fiscal year ended September 30, 2006.

At September 30, 2005 pro forma amounts assuming the change in accounting principle was applied retroactively is as follows:

in thousands except per unit data	Year Ended September 30, 2005
Net loss as previously reported	$(21,209)
Pro forma net loss	$(21,346)
General Partners interests in pro forma net loss	$(192)
Limited Partners interests in pro forma net loss	$(21,154)
Basic and fully diluted loss per Limited Partner unit as previously reported	$(0.59)
Pro forma basic and fully diluted loss per Limited Partner unit	$(0.59)

7) Derivative Instruments—Inventory

The Partnership periodically uses derivative instruments such as futures, options, and swap agreements, in order to mitigate our exposure to market risk associated with the purchase of home heating oil for our protected price customers, physical inventory on hand, inventory in transit and priced purchase commitments. Depending upon the fair value of these instruments by counterparty, the amount can be included in fair asset value of derivative instruments or fair liability value of derivative instruments. At September 30, 2007, $14.5 million was carried as a current asset in fair asset value of derivative instruments and $5.3 million carried as a current liability in fair liability value of derivative instruments. At September 30, 2006, $3.8 million was carried as a current asset in fair asset value of derivative instruments and $13.8 million carried as a current liability in fair liability value of derivative instruments. The Partnership’s derivative instruments do not qualify for hedge accounting treatment, consequently the increase or decrease in the fair value of derivative instruments are recorded in the statement of operations.

To economically hedge a substantial portion of the purchase price associated with heating oil gallons anticipated to be sold to its price plan customers under contract as of September 30, 2007, the Partnership had outstanding 23.9 million gallons of swap contracts to buy heating oil with a notional value of $47.7 million and a fair value of $5.4 million; 0.08 million gallons of futures contracts to buy heating oil with a notional value of $0.2 million and a fair value of $0.03 million; and 58.9 million gallons of purchased call option contracts to buy heating oil with a notional value of $128.9 million and a fair value of $9.2 million.

To economically hedge its physical inventory on hand, inventory in transit and priced purchase commitments, the Partnership at September 30, 2007 had outstanding 6.6 million gallons of future contracts to buy heating oil with a notional value of $14.3 million and a fair value of $0.4 million; 43.3 million gallons of future contracts to sell heating oil with a notional value of $91.6 million and a fair value of $(5.9) million. In addition, to economically hedge its internal fuel usage the Partnership had outstanding 1.1 million gallons of future contracts to buy gasoline with a notional value of $2.1 million and a fair value of $0.1 million. The contracts expire at various times with no contract expiring later than October 31, 2008.

To economically hedge a substantial portion of the purchase price associated with heating oil gallons anticipated to be sold to its price plan customers under contract as of September 30, 2006, the Partnership had outstanding 44.9 million gallons of swap contracts to buy heating oil with a notional value of $97.8 million and a fair value of $(13.7) million; 23.7 million gallons of futures contracts to buy heating oil with a notional value of $47.9 million and a fair value of $(4.1) million; and 35.0 million gallons of purchased call option contracts to buy heating oil with a notional value of $77.5 million and a fair value of $1.7 million.

To economically hedge its physical inventory on hand, inventory in transit and priced purchase commitments, the Partnership at September 30, 2006 had outstanding 4.9 million gallons of future contracts to buy heating oil with a notional value of $8.3 million and a fair value of $0.4 million; 38.5 million gallons of future contracts to sell heating oil with a notional value of $75.5 million and a fair value of $6.1 million. In addition, to economically hedge its internal fuel usage the Partnership had outstanding 1.9 million gallons of future contracts to buy gasoline with a notional value of $3.9 million and a fair value of $(0.4) million. The contracts expire at various times with no contract expiring later than October 31, 2007.

Given the staggered renewals of price plan contracts, the derivative instruments associated with price plan customers described in the previous paragraphs represent a substantial majority of the volume anticipated to be required to satisfy the Partnership’s then established fixed and ceiling price obligations for the twelve months following September 30, 2007 and 2006, respectively.

Since the Partnership’s derivative instruments do not qualify for hedge accounting treatment, changes in the fair value of derivative instruments are recorded in the statement of operations in the line item (increase) decrease in the fair value of derivative instruments. Realized gains and losses are recorded in cost of product with the related purchase of home heating oil for price protected customers.

8) Inventories

The components of inventory were as follows (in thousands):

	September 30,
	2007	2006
Heating oil and other fuels	$72,309	$63,618
Fuel oil parts and equipment	13,659	12,241

	$85,968	$75,859

Heating oil and other fuel inventories were comprised of 34.8 million gallons and 32.5 million gallons on September 30, 2007 and September 30, 2006, respectively. The Partnership has market price based product supply contracts for approximately 270 million home heating oil gallons, that it expects to fully utilize to meet its requirements over the next twelve months.

During fiscal year 2007, Sunoco Inc., NIC Holding Corp. (Northville Industries), and Global Companies provided 19.2%, 18.3% and 11.7% respectively, of our product purchases. During fiscal year 2006, Sunoco Inc., NIC Holding Corp., and Global Companies provided 21.4%, 16.8% and 12.3% respectively, of our product purchases.

9) Property, Plant and Equipment

The components of property, plant and equipment and their estimated useful lives were as follows (in thousands):

	September 30,
	2007	2006	Useful Estimated Lives
Land and land improvements	$10,717	$10,476	Land improvements - 30 years
Buildings and leasehold improvements	22,523	21,534	1 -40 years
Fleet and other equipment	38,683	36,487	1 -16 years
Tanks and equipment	8,683	7,786	8 -35 years
Furniture, fixtures and office equipment	48,169	46,219	3 -12 years

Total	128,775	122,502
Less accumulated depreciation	87,054	80,125

Property and equipment, net	$41,721	$42,377

Depreciation expense was $8.2 million, $11.2 million, and $13.5 million for the fiscal years ended September 30, 2007, 2006, and 2005 respectively.

10) Goodwill and Other Intangible Assets

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. If goodwill of a reporting unit is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill.

The Partnership has selected August 31 of each year to perform its annual impairment review under SFAS No. 142. The evaluations utilize both an income and market valuation approach and contain reasonable and supportable assumptions and projections and reflect management’s best estimate of projected future cash flows. During the second fiscal quarter of 2005, a number of events occurred that indicated a possible impairment of goodwill might exist. These events included: the Partnership’s determination in February 2005 that the Partnership could expect to generate significantly lower than expected operating results for the year and a significant decline in the Partnership’s unit price. As a result of these triggering events and circumstances, the Partnership completed an additional SFAS No. 142 impairment review with the assistance of a third party valuation firm as of February 28, 2005. The evaluation utilized both an income and market valuation approach and contained reasonable assumptions and reflected management’s best estimate of projected future cash flows. This review resulted in a non-cash goodwill impairment charge of approximately $67 million for fiscal year 2005, which reduced the carrying amount of goodwill. On August 31, 2005, the Partnership performed its annual goodwill impairment valuation with the assistance of a third party valuation firm and it was determined based on this analysis that there was no additional goodwill impairment.

The Partnership performed its annual goodwill impairment valuation as of August 31, 2006, and it was determined based on this analysis that there was no goodwill impairment.

The Partnership performed its annual goodwill impairment valuation as of August 31, 2007 with the assistance of a third party valuation firm, and it was determined based on this analysis that there was no goodwill impairment.

A summary of changes in the Partnership’s goodwill during the fiscal years ended September 30, 2007 and 2006 are as follows (in thousands):

Balance as of September 30, 2005	$166,522
Fiscal year 2006 activity	—

Balance as of September 30, 2006	166,522
Fiscal year 2007 activity (Acquisitions see Note 14)	14,974

Balance as of September 30, 2007	181,496

Intangible assets subject to amortization consist of the following (in thousands):

	September 30, 2007			September 30, 2006
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists and other intangibles	$195,454	$146,988	$48,466	$187,604	$126,601	$61,003
Covenants not to compete	4,755	4,753	2	4,755	4,751	4

	$200,209	$151,741	$48,468	$192,359	$131,352	$61,007

Amortization expense for intangible assets was $20.8 million, $21.2 million, and $21.6 million for the fiscal years ended September 30, 2007, 2006, and 2005, respectively. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ended September 30, 2008 and the four succeeding fiscal years ended September 30, is as follows (in thousands):

Amount
2008	$19,184
2009	$12,441
2010	$7,258
2011	$5,208
2012	$840

11) Long-Term Assets Held for Sale

At September 30, 2007 there were no long-term assets held for sale.

At September 30, 2006, the Partnership had the authority to sell two facilities located in New Jersey and Massachusetts with a total net book value of $1.0 million. The Partnership determined that these facilities met the criteria as “Assets Held for Sale” in accordance with SFAS No. 144. Accordingly, in contemplation of the future sale of these facilities, the carrying value of the assets and liabilities were reclassified on the Partnership’s Consolidated Balance Sheet. The Massachusetts facility was sold in December 2006 and the Partnership recognized a gain of approximately $0.2 million. The New Jersey facility was sold in May 2007 and the Partnership recognized a gain of approximately $0.4 million.

12) Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows (in thousands):

	September 30,
	2007	2006
Accrued wages and benefits	$13,295	$12,731
Accrued workers’ compensation, general liability and auto claims (anticipated liability for claims not covered under the Partnership’s insurance policies, exclusive of $51.5 million and $47.8 million for 2007 and 2006 respectively, in letters of credit for past and future claims)	41,149	38,808
Other accrued expenses and other current liabilities	11,000	11,112

	$65,444	$62,651

13) Long-Term Debt and Bank Facility Borrowings

The Partnership’s long-term debt at September 30, 2007 and 2006 is as follows (in thousands):

	September 30,
	2007	2006
10.25% Senior Notes (a)	$173,941	$174,056
Working Capital Facility Borrowings (b)	—	—
Acquisition Notes Payable and other	—	96

Total debt	173,941	174,152
Less current maturities	—	(96)
Less working capital facility borrowings	—	—

Total long-term portion debt	$173,941	$174,056

(a)	These notes mature in February 2013 and accrue interest at an annual rate of 10.25% requiring semi-annual interest payments on February 15 and August 15 of each year. These notes are redeemable at the option of the Partnership, in whole or in part, from time to time by payment of a premium.

On April 28, 2006, in connection with the closing of the recapitalization of the Partnership, (see Note 2), the Partnership (i) repurchased $65.3 million of Senior Notes at face value, (ii) converted $26.9 million in face amount of Senior Notes into 13.4 million common units at a conversion price of $2.00 per unit and (iii) exchanged $165.3 million in principal amount of Senior Notes for a like amount of new 10.25% senior notes due 2013 (the “new notes”) that were issued under an indenture dated as of April 28, 2006 (the “new indenture”). The Senior Notes conversion price was $2.00 per unit while the closing price of the Partnership’s units on April 27, 2006 was $2.40 per unit. As such, the Partnership recorded a loss on the conversion of the existing debt in the amount of $6.6 million, consisting of $5.4 million attributable to the difference between the above unit prices, $2.0 million due to the write off of previously capitalized net deferred financing costs reduced by a $0.8 million basis adjustment to the carrying value of long-term debt.

The terms of the new indenture are substantially the same as the terms of the indenture under which the Senior Notes were issued (the “existing indenture”), except that the new indenture permits restricted payments of $22 million and allows the Partnership to make acquisitions of up to $60 million without passing certain financial tests. In addition, the new indenture provides that proceeds of asset sales may not be invested in current assets for purposes of the “asset sale” covenant. The repurchase, conversion and exchange of the existing notes in connection with the recapitalization has resolved any claims of the participating noteholders resulting from the sale of the Partnership’s propane business in December 2004, including the Partnership’s use of such proceeds to purchase working capital inventory and Star Gas Partners’ determination that “excess proceeds” (as defined in the existing indenture) did not include any amounts invested in such inventory and the granting of liens or collateral to the lenders pursuant to the credit facility.

The Partnership also entered into an amended and restated indenture (the “amended indenture”) for $7.6 million in face amount of Senior Notes that remained outstanding that removed most of the restrictive covenants from the existing indenture.

The closing of the recapitalization was deemed to be a “change of control” under the existing indenture for the remaining $7.6 million in face amount of Senior Notes that were not repurchased, converted into common units or exchanged for new notes in connection with the recapitalization. Consequently, the Partnership was required to make an offer to repurchase such Senior Notes at a purchase price equal to 101% of their face value. The Partnership completed such offer on June 22, 2006, at which time the Partnership purchased $0.1 million in face amount of the Senior Notes.

(b)	In December 2004, Petro entered into a $260 million revolving credit facility agreement with a group of lenders which expires in December 2009. In December 2007, Petro entered into a sixth amendment to this revolving credit facility which increased the aggregate commitment to $360 million during the peak winter months. This revolving credit facility, as amended, provides the Partnership with the ability to borrow up to $260 million for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $95 million in letters of credit. For the peak winter months from December through April, Petro can borrow up to $360 million. Obligations under the revolving credit facility are secured by liens on substantially all assets and are guaranteed by Petro and by the Partnership. On December 28, 2006, the Partnership obtained a waiver from the lender group which extended the date for the delivery of financial statements for fiscal 2006 to February 15, 2007.

The revolving credit facility as amended effective April 17, 2007, imposes certain restrictions on Petro, including restrictions on its ability to incur additional indebtedness, to pay distributions, make investments, grant liens, sell assets, make acquisitions and engage in certain other activities. The revolving credit facility also requires Petro to maintain certain financial ratios, and contains borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events. The occurrence of an event of default or an acceleration under the revolving credit facility would result in the Partnership’s inability to obtain further borrowings under that facility, which could adversely affect its results of operations. An acceleration under the revolving credit facility would result in a default under the Partnership’s other funded debt.

Under the terms of the revolving credit facility, the Partnership must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $25.0 million or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 to 1.0. As of September 30, 2007, availability was $173 million and the fixed charge coverage ratio (as defined in the credit agreement) was 3.7 to 1.0. At September 30, 2007, restricted net assets of Petro totaled approximately $241 million. As of September 30, 2006, availability was $140 million and the fixed charge coverage ratio (as defined in the credit agreement) was 2.7 to 1.0. At September 30, 2006, restricted net assets of Petro totaled approximately $224 million.

On December 17, 2004, Petro borrowed $119 million under this revolving credit facility, which was used to repay amounts outstanding under its previous credit facilities and recognized a loss of approximately $3 million in fiscal year 2005, as a result of the early redemption of this debt. At September 30, 2005, $6.6 million was borrowed at an average interest rate of 6.0%. At September 30, 2007 and 2006, there were no amounts outstanding under this credit facility.

As of September 30, 2007, the maturities including working capital borrowings during fiscal years ending September 30, are set forth in the following table:

(in thousands)
2008	$—
2009	$—
2010	$—
2011	$—
2012	$—
Thereafter	$172,750

14) Acquisitions

During fiscal 2007, the Partnership acquired seven retail heating oil dealers, including one that has a related plumbing business. The aggregate purchase price was approximately $26.4 million. Two of the acquired companies have potential contingent consideration based on their individual future performance. In accordance with SFAS No. 141 “Business Combinations” no liability will be recorded until the contingency is determinable beyond a reasonable doubt.

The Partnership made no acquisitions in fiscal 2006 and 2005.

The following table indicates the allocation of the aggregate purchase price paid and the respective periods of amortization assigned for acquisitions made during fiscal 2007 (in thousands):

	September 30, 2007	Useful Lives
Furniture and equipment	$331	7 years
Fleet	2,472	1 - 10 years
Customer lists and other intangibles	7,850	7 - 10 years
Goodwill	14,974	—
Working Capital	856	—
Other Liabilities	(131)	—

Total	$26,352

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

15) Employee Benefit Plans

Defined Contribution Plans

The Partnership has a 401(k) plan which covers eligible non-union and union employees. Subject to IRS limitations, the 401(k) plan provides for each participant to contribute from 1.0% to 17.0% of compensation. The Partnership makes a 4% (to a maximum of 5.5% for participants who had 10 or more years of service at the time the Defined Benefit Plans were frozen and who have reached the age 55) core contribution of a participant’s compensation and matches 2/3 of each amount a participant contributes up to a maximum of 2.0% of a participant’s compensation. The Partnership’s aggregate contributions to the 401(k) plan during fiscal 2007, 2006, and 2005 were $4.5 million, $4.4 million, and $5.1 million, respectively.

Union-Administered Pension Plans

The Partnership’s contributions to union-administered pension plans were $6.1 million for fiscal 2007, $6.0 million for fiscal 2006, and $7.9 million for fiscal 2005.

Defined Benefit Plans

Effective September 30, 2007, we adopted Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). The Partnership has two frozen defined benefit pension plans and no post-retirement benefit plans. The provisions of SFAS No. 158 require that the funded status of our pension plans be recognized in our balance sheet. The provisions of SFAS No. 158 also revise employer’s disclosure about pension and other post-retirement benefit plans. SFAS No. 158 does not change the measurement or recognition of these plans, although it does require that plan assets and benefit obligations be measured as of the balance sheet date. We have historically measured the plan assets and benefit obligations as of our balance sheet date.

In prior years the Partnership consolidated and froze its defined benefit pension plans and recorded an additional pension liability for their unfunded status. Benefits under the two frozen defined benefit plans were generally based on years of service and each employee’s compensation. Being that these plans are frozen, the projected benefit obligation and the accumulated benefit obligation are the same. Since the Partnership originally recorded an additional pension liability for the plan’s unfunded status when they were frozen and because the plan assets and benefit obligations have historically been measured as of the Partnership’s fiscal year-end, there is no incremental effect of initially applying SFAS No. 158.

The following table provides the net periodic benefit cost for the period, a reconciliation of the changes in the plan assets, projected benefit obligations, and the amounts recognized in other comprehensive income and accumulated other comprehensive income at the dates indicated using a measurement date of September 30:

(in thousands) Debit / (Credit)	Net Periodic Pension Cost in Income Statement	Cash	Fair Value of Pension Plan Assets	Projected Benefit Obligation	Other Comprehensive Income	Pension Related Accumulated Other Comprehensive Income
Fiscal Year 2005
Beginning balance			$51,363	$(60,321)		$17,332

Interest cost	3,501			(3,501)
Actual return on plan assets	(4,327)		4,327
Employer contributions		(19)	19
Benefit payments			(5,627)	5,627
Difference between actual and expected return on plan assets	265				(265)
Actuarial loss				(5,286)	5,286
Amortization of unrecognized net actuarial loss	1,090				(1,090)

Annual cost/change	$529	$(19)	(1,281)	(3,160)	$3,931	3,931

Ending balance			$50,082	$(63,481)		$21,263

Funded status at the end of the year				$(13,399)

Fiscal Year 2006
Interest cost	3,382			(3,382)
Actual return on plan assets	(2,484)		2,484
Employer contributions		(400)	400
Benefit payments			(3,979)	3,979
Investment and other expenses	(248)			248
Difference between actual and expected return on plan assets	(1,181)				1,181
Actuarial loss				(203)	203
Amortization of unrecognized net actuarial loss	1,447				(1,447)

Annual cost/change	$916	$(400)	(1,095)	642	$(63)	(63)

Ending balance			$48,987	$(62,839)		$21,200

Funded status at the end of the year				$(13,852)

Fiscal Year 2007
Interest cost	3,461			(3,461)
Actual return on plan assets	(4,223)		4,223
Employer contributions		(19)	19
Benefit payments			(4,011)	4,011
Investment and other expenses	(487)			487
Difference between actual and expected return on plan assets	910				(910)
Anticipated expenses	244			(244)
Actuarial gain				2,419	(2,419)
Amortization of unrecognized net actuarial loss	1,436				(1,436)

Annual cost/change	$1,341	$(19)	231	3,212	$(4,765)	(4,765)

Ending balance			$49,218	$(59,627)		$16,435

Funded status at the end of the year				$(10,409)

The $16.4 million net actuarial loss balance for the two frozen defined benefit pension plans in accumulated other comprehensive income, will be recognized and amortized into net periodic pension costs as an actuarial loss in future years. The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year is $1 million.

	Years Ended September 30,
(in thousands) Debit / (Credit)	2007	2006 *
Amounts included in the Consolidated Balance Sheets
Prepaid expenses and other current assets (Prepaid benefit cost)	$—	$7,348
Other long-term liabilities (Accrued benefit liability)	(10,409)	(21,200)

Funded status at the end of the year	$(10,409)	$(13,852)

*	Fiscal Year 2006 account balances are before the Partnership’s adoption of SFAS No. 158.

	Years Ended September 30,
	2007	2006	2005
Weighted-Average Assumptions Used in the Measurement of the Partnership’s Benefit Obligation as of the period indicated
Discount rate	6.20%	5.75%	5.50%
Expected return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	N/A	N/A	N/A

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

The discount rate used to determine net periodic pension expense was 5.75% in 2007, 5.5% in 2006, and 6.0% in 2005. The discount rate used by the Partnership in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments.

The Partnership’s Pension Plan assets by category are as follows (in thousands):

	Years Ended September 30,
	2007	2006
Asset Categories:
Equity Securities	$28,735	$29,147
Debt Securities	20,319	19,477
Cash Equivalents	164	363

	$49,218	$48,987

The Plan’s objectives are to have the ability to pay benefit and expense obligations when due, to maintain the funded ratio of the Plan, to maximize return within reasonable and prudent levels of risk in order to minimize contributions and charges to the profit and loss statement, and to control costs of administering the Plan and managing the investments of the Plan. The strategic asset allocation of the Plan (currently 58% domestic equities and 42% domestic fixed income) is based on a long-term perspective and the premise that the Plan can tolerate some interim fluctuations in market value and rates of return in order to achieve long-term objectives.

Expected benefit payments over each of the next five years will total approximately $4.4 million per year. Expected benefit payments for the five years thereafter will aggregate approximately $22 million.

16) Income Taxes

Income tax expense is comprised of the following for the indicated periods (in thousands):

	Years Ended September 30,
	2007	2006	2005
Current:
Federal	$758	$112	$—
State	1,244	365	696
Deferred	—	—	—

	$2,002	$477	$696

The components of the net deferred taxes and the related valuation allowance for the years ended September 30, 2007 and September 30, 2006 using current tax rates are as follows (in thousands):

	Years Ended September 30,
	2007	2006
Deferred Tax Assets:
Net operating loss carryforwards	$50,338	$65,072
Vacation accrual	2,219	2,237
Bad debt expense	3,135	2,613
Amortization	9,466	11,262
Excess of book over tax hedge accounting	—	5,747
Insurance accrual	9,807	6,098
Inventory valuation	763	947
Pension	4,268	5,541
Other, net	2,225	1,633

Total deferred tax assets	82,221	101,150
Valuation allowance	(80,068)	(98,433)

Net deferred tax assets	$2,153	$2,717

Deferred Tax Liabilities:
Depreciation	$1,621	$2,717
Excess of tax over book hedge accounting	532	—

Total deferred tax liabilities	$2,153	$2,717

Net deferred taxes	$—	$—

In order to fully realize the net deferred tax assets, the Partnership’s corporate subsidiaries will need to generate future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on the corporate subsidiaries’ history of taxable losses, projections of their current year’s taxable income, and projections of their future taxable income over the periods where the deferred tax assets are deductible, management believes it more likely than not that the Partnership will not realize the full benefit of its deferred tax assets at September 30, 2007 and 2006.

As of the calendar tax year ended December 31, 2006, Star/Petro, Inc., a wholly-owned subsidiary of the Partnership, had a federal net operating loss carryforward (“NOL”) of approximately $160.8 million, of which approximately $43.5 million is limited in accordance with Federal income tax law as a result of prior transactions. The NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income. In the event that the Partnership experiences an “ownership change” for federal income tax purposes under Internal Revenue Code Section 382 (“Section 382”), Star/Petro may be restricted annually in its ability to use its NOLs to reduce its federal taxable income. In general, the Partnership would be deemed to have an “ownership change” under Section 382 if, immediately after any owner shift involving a 5% unitholder or any equity structure shift, the percentage of units of the Partnership owned by one or more 5% unitholder has increased by more than 50% over the lowest percentage of units of the Partnership (or any predecessor entity) owned by such unitholder at any time during the three-year testing period.

Following an evaluation, the Partnership has determined that the issuance of units in its April 2006 recapitalization and subsequent ownership changes should not have resulted in an “ownership change” of Star/Petro under Section 382 of the Internal Revenue Code of 1986. The determination of whether or not an ownership change under Section 382 has occurred requires that the Partnership evaluate certain acquisitions and dispositions of units that have occurred over a rolling three-year period. As a result, future acquisitions and dispositions of units could result in an ownership change of Star/Petro.

In June 2007, the Partnership amended its Amended and Restated Unit Purchase Rights Agreement dated as of July 20, 2006 in order to protect the Partnership’s Net Operating Loss Carryforwards (“NOLs”) for federal income tax purposes by adding provisions which would have the effect of deterring any person or group from acquiring more than 5% (reduced from 15% prior to the amendment) of the Partnership’s issued and outstanding common units. The amendment also discourages existing 5% or greater unitholders (including the General Partner) from acquiring additional common units equal to 1% or more of the outstanding common units. A person or group that acquires units in excess of these amounts would be subject to substantial dilution under the Rights Agreement.

17) Lease Commitments

The Partnership has entered into certain operating leases for office space, trucks and other equipment. The future minimum rental commitments at September 30, 2007, under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2008	$8,119
2009	8,121
2010	6,438
2011	5,176
2012	4,178
Thereafter	19,493

Total future minimum lease payments	$51,525

Rent expense for the fiscal years ended September 30, 2007, 2006, and 2005 was $13.3 million, $13.4 million, and $14.7 million, respectively.

18) Unit Incentive Plans

The Partnership recorded income of $2.2 million for unit appreciation rights during fiscal year 2005. Subsequent to fiscal year 2005 there were no outstanding unit appreciation rights.

19) Supplemental Disclosure of Cash Flow Information

	Years Ended September 30,
(in thousands)	2007	2006	2005
Cash paid during the period for:
Income taxes, net	$947	$1,335	$3,022
Interest, net	$11,525	$22,392	$36,345
Non-cash financing activities:
Decrease in long-term debt—exchange Existing Notes	$—	$(165,250)	$—
Increase in long-term debt—exchange New Notes	$—	$165,250	$—
Decrease in long-term debt	$—	$(27,135)	$(314)
Increase Partner’s Capital—exchange debt for Common Units	$—	$32,242	$—
Decrease in interest expense—amortization of debt discount	$115	$267	$314
Increase in other current and long-term liabilities for capital leases	$—	$(969)	$—
Increase in fixed assets for capital leases	$—	$969	$—

20) Commitments and Contingencies

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

On April 20, 2007, class plaintiffs filed a notice of appeal to the Court of Appeals for the Second Court of Judge Arterton’s decisions dismissing the amended complaint and denying Plaintiffs’ Post-Judgment Motion. Subsequent to the filing of the notice of appeal, class plaintiffs stipulated to the dismissal of the appeal as against Hanseatic Americas, Inc., Paul Biddelman, A.G. Edwards & Sons, Inc., RBC Dain Rauscher Inc., UBS Investment Bank, and Audrey Sevin. On or about July 6, 2007, class plaintiffs filed their brief on appeal. The Star Gas Defendants filed their opposition brief on or about August 21, 2007, and class plaintiffs filed their reply brief on or about September 11, 2007. Oral argument on the appeal has not yet been scheduled. In the interim, discovery in the matter remains stayed pursuant to the mandatory stay provisions of the PSLRA. While no prediction may be made as to the outcome of litigation, we intend to defend against this class action vigorously.

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

21) Disclosures About the Fair Value of Financial Instruments

Cash, Accounts Receivable, Notes Receivable, Working Capital Facility Borrowings, and Accounts Payable

The carrying amount of cash, accounts receivable, notes receivable, working capital facility borrowings, and accounts payable approximates fair value because of the short maturity of these instruments.

Derivative Instruments and Long-Term Debt

For fiscal 2007 and 2006, the fair value is based on open market or counterparty quotations. The estimated fair value of the Partnership’s derivative instruments and long-term debt is summarized as follows (in thousands):

	At September 30, 2007		At September 30, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Derivative instruments included in fair asset value of derivative instruments	$14,510	$14,510	$3,766	$3,766
Derivative instruments included in fair liability value of derivative instruments	$5,312	$5,312	$13,790	$13,790
Long-term debt	$173,941	$182,251	$174,152	$178,460

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

22) Earnings Per Limited Partner Units

	Years Ended September 30,
(in thousands, except per unit data)	2007	2006	2005
Income (loss) from continuing operations per Limited Partner unit:
Basic and Diluted	$0.51	$(1.01)	$(4.77)
Income (loss) from discontinued operations, net of income taxes per Limited Partner Unit:
Basic and Diluted	$—	$—	$(0.18)
Gain (loss) on sale of discontinued operations, net of income taxes per Limited Partner unit:
Basic and Diluted	$(0.01)	$—	$4.36
Cumulative effect of change in accounting principles-change in inventory pricing method per Limited Partner unit:
Basic and Diluted	$—	$(0.01)	$—
Net income (loss) per Limited Partner unit:

Basic and Diluted	$0.50	$(1.02)	$(0.59)

Basic and Diluted Earnings Per Limited Partner Unit:
Net income (loss)	$38,241	$(54,263)	$(21,209)
Less: General Partners’ interest in net income (loss)	$164	$(160)	$(191)

Limited Partner’s interest in net income (loss)	$38,077	$(54,103)	$(21,018)

Common Units	75,774	50,804	32,166
Senior Subordinated Units	—	1,942	3,310
Junior Subordinated Units	—	198	345

Weighted average number of Limited Partner units outstanding	75,774	52,944	35,821

23) Selected Quarterly Financial Data (unaudited)

The seasonal nature of the Partnership’s business results in the sale by the Partnership of approximately 30% of its volume in the first fiscal quarter and 45% of its volume in the second fiscal quarter of each year. The Partnership generally realizes net income in both of these quarters and net losses during the quarters ending June and September.

	Three Months Ended				Total
(in thousands - except per unit data)	Dec. 31, 2006	Mar. 31, 2007	Jun. 30, 2007	Sep. 30, 2007
Sales	$330,244	$576,924	$222,452	$137,555	$1,267,175
Operating income (loss)	8,665	82,852	(6,431)	(29,975)	55,111
Income (loss) before income taxes and cumulative effect of changes in accounting principles	4,781	78,724	(9,086)	(33,115)	41,304
Cumulative effect of changes in accounting principles—change in inventory pricing method	—	—	—	—	—
Loss on sale of discontinued operations, net	—	—	—	(1,061)	(1,061)
Net income (loss)	4,716	74,879	(8,268)	(33,086)	38,241
Limited Partner interest in net income (loss)	4,696	74,559	(8,233)	(32,945)	38,077
Net income (loss) per Limited Partner unit:
Basic and diluted	$0.06	$0.98	$(0.11)	$(0.43)	$0.50

	Three Months Ended				Total
(in thousands - except per unit data)	Dec. 31, 2005	Mar. 31, 2006	Jun. 30, 2006	Sep. 30, 2006
Sales	$414,381	$539,121	$191,514	$151,496	$1,296,512
Operating income (loss)	(20,434)	62,260	(22,327)	(42,697)	(23,198)
Income (loss) before income taxes and cumulative effect of changes in accounting principles	(27,747)	54,509	(33,608)	(46,596)	(53,442)
Cumulative effect of changes in accounting principles—change in inventory pricing method	(344)	—	—	—	(344)
Net income (loss)	(28,341)	54,069	(34,076)	(45,915)	(54,263)
Limited Partner interest in net income (loss)	(28,082)	53,581	(33,887)	(45,715)	(54,103)
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$(0.78)	$1.49	$(0.53)	$(0.60)	$(1.02)

(a)	The sum of the quarters do not add-up to the total due to the weighting of Limited Partner Units outstanding.

Schedule I

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in thousands)	Sept. 30, 2007	Sept. 30, 2006
Balance Sheets

ASSETS
Current assets
Cash and cash equivalents	$428	$8,009
Prepaid expenses and other current assets	2,665	3,026

Total current assets	3,093	11,035

Investment in subsidiaries (a)	392,041	340,632
Deferred charges and other assets, net	2,916	3,450

Total Assets	$398,050	$355,117

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accrued expenses	$4,581	$4,198

Total current liabilities	4,581	4,198

Long-term debt (b)	173,941	174,056
Other long-term liabilities	3,197	3,538
Partners’ capital	216,331	173,325

Total Liabilities and Partners’ Capital	$398,050	$355,117

(a)	Investments in Star Petro, Inc. and subsidiaries are recorded in accordance with the equity method of accounting.
(b)	Scheduled principal repayments of long-term debt during each of the next five fiscal years ending September 30, are as follows: 2008—$0; 2009—$0; 2010—$0; 2011—$0; 2012—$0 thereafter $172,750 due February 2013 excluding the net premium being amortized.

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2007	2006	2005
Statements of Operations
Revenues	$—	$—	$—
General and administrative expenses	3,605	9,403	26,042

Operating loss	(3,605)	(9,403)	(26,042)
Net interest expense	17,578	22,720	27,041
Amortization of debt issuance costs	534	702	822
Loss on redemption of debt	—	6,603	2,053

Loss from continuing operations	(21,717)	(39,428)	(55,958)
Income (loss) from discontinued operations, net of income taxes	—	—	(3,171)
Gain (loss) on sale of discontinued operations, net of income taxes	(890)	—	156,803

Net income (loss) before equity income (loss)	(22,607)	(39,428)	97,674
Equity income (loss) of Star Petro Inc. and subs	60,848	(14,835)	(118,883)

Net income (loss)	$38,241	$(54,263)	$(21,209)

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2007	2006	2005
Statements of Cash Flows

Cash flows provided by operating activities:
Net cash provided by (used in) operating activities of continuing operations (a)	$(7,581)	$23,171	$(11,262)

Cash flows provided by (used in) investing activities:
Cash proceeds from sale of discontinued operations	—	—	466,424
Contributions to subsidiaries	—	—	(441,881)

Net cash provided by (used in) investing activities of continuing operations	—	—	24,543

Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt	—	—	—
Repayment of debt	—	(65,382)	(2,000)
Proceeds from the issuance of common units, net	—	50,174	—
Increase in deferred charges	—	—	—

Net cash provided by (used in) financing activities of continuing operations	—	(15,208)	(2,000)

Cash flows of discontinued operations:
Operating activities	—	—	(21,402)
Investing activities	—	—	(664)
Financing activities	—	—	10,700

Net cash provided by (used in) discontinued operations	—	—	(11,366)

Net increase (decrease) in cash	(7,581)	7,963	(85)
Cash and cash equivalents at beginning of period	8,009	46	131

Cash and cash equivalents at end of period	$428	$8,009	$46

(a) Includes distributions from subsidiaries	$14,205	$59,038	$42,820

Schedule II

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2007, 2006 and 2005

(in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs & Expenses	Other Changes Add (Deduct)		Balance at End of Year
2007	Allowance for doubtful accounts	$6,532	$5,726	$(4,613	)(a)	$7,645
2006	Allowance for doubtful accounts	$8,433	$6,104	$(8,005	)(a)	$6,532
2005	Allowance for doubtful accounts	$5,622	$9,817	$(7,006	)(a)	$8,433

(a)	Bad debts written off (net of recoveries).