Form 10-Q
period 2008-06-30
STAR GAS PARTNERS LP; STAR GAS FINANCE CO
filed 2008-08-06
CIK 1002590, 1223037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At July 31, 2008, the registrants had units and shares of each issuer’s classes of common stock outstanding as follows:

Star Gas Partners, L.P.	Common Units	75,774,336
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2008	September 30, 2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$90,925	$112,886
Receivables, net of allowance of $13,678 and $7,645, respectively	152,530	78,923
Inventories	55,253	85,968
Fair asset value of derivative instruments	59,887	14,510
Prepaid expenses and other current assets	19,966	28,216

Total current assets	378,561	320,503

Property and equipment, net	38,336	41,721
Long-term portion of accounts receivables	742	1,362
Goodwill	181,897	181,496
Intangibles, net	34,787	48,468
Deferred charges and other assets, net	6,967	8,554

Total assets	$641,290	$602,104

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$15,815	$18,797
Fair liability value of derivative instruments	—	5,312
Accrued expenses and other current liabilities	71,446	65,444
Unearned service contract revenue	36,878	37,219
Customer credit balances	32,246	71,109

Total current liabilities	156,385	197,881

Long-term debt	173,801	173,941
Other long-term liabilities	15,535	13,951

Partners’ capital
Common unitholders	311,060	232,895
General partner	207	(129)
Accumulated other comprehensive loss	(15,698)	(16,435)

Total partners’ capital	295,569	216,331

Total liabilities and partners’ capital	$641,290	$602,104

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per unit data - unaudited)	2008	2007	2008	2007
Sales:
Product	$212,229	$178,971	$1,234,185	$994,229
Installations and service	45,838	43,481	143,112	135,391

Total sales	258,067	222,452	1,377,297	1,129,620
Cost and expenses:
Cost of product	174,979	137,922	985,425	730,080
Cost of installations and service	40,451	40,624	138,313	135,482
Increase in the fair value of derivative instruments	(30,043)	(4,857)	(45,983)	(17,004)
Delivery and branch expenses	47,231	43,771	171,985	158,917
Depreciation and amortization expenses	6,703	7,234	20,573	21,922
General and administrative expenses	4,944	4,189	13,983	15,137

Operating income (loss)	13,802	(6,431)	93,001	85,086
Interest expense	(5,189)	(5,037)	(15,910)	(15,281)
Interest income	2,131	2,953	4,984	6,326
Amortization of debt issuance costs	(592)	(571)	(1,747)	(1,712)

Income (loss) before income taxes	10,152	(9,086)	80,328	74,419
Income tax expense (benefit)	(1,695)	(818)	1,827	3,092

Net income (loss)	$11,847	$(8,268)	$78,501	$71,327

General Partner’s interest in net income (loss)	51	(35)	336	305

Limited Partners’ interest in net income (loss)	$11,796	$(8,233)	$78,165	$71,022

Basic and Diluted income (loss) per Limited Partner Unit	$0.16	$(0.11)	$1.03	$0.94

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	75,774	75,774	75,774	75,774

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

AND COMPREHENSIVE INCOME

	Number of Units		Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
(in thousands)	Common	General Partner
Balance as of September 30, 2007	75,774	326	$232,895	$(129)	$(16,435)	$216,331

Comprehensive Income (unaudited):
Net income			78,165	336	—	78,501
Unrealized gain on pension plan obligation			—	—	737	737

Total comprehensive income			78,165	336	737	79,238

Balance as of June 30, 2008 (unaudited)	75,774	326	$311,060	$207	$(15,698)	$295,569

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
(in thousands - unaudited)	2008	2007
Cash flows provided by (used in) operating activities:
Net income	$78,501	$71,327

Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Increase in fair value of derivative instruments	(45,983)	(17,004)
Depreciation and amortization	22,320	23,634
Provision for losses on accounts receivable	10,988	5,463
Changes in operating assets and liabilities:
Increase in receivables	(83,976)	(27,676)
Decrease in inventories	30,895	16,971
Decrease in other assets and assets held for sale, net	3,084	9,038
Decrease in accounts payable	(3,009)	(4,411)
Decrease in customer credit balances	(38,960)	(29,117)
Increase in other current and long-term liabilities	7,795	7,256

Net cash provided by (used in) operating activities	(18,345)	55,481

Cash flows provided by (used in) investing activities:
Capital expenditures	(2,213)	(3,246)
Proceeds from sales of fixed assets	426	1,824
Cash paid for acquisitions	(1,685)	(12,296)

Net cash used in investing activities	(3,472)	(13,718)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	57,161	—
Revolving credit facility repayments	(57,161)	—
Repayment of debt	—	(47)
Increase in deferred charges	(144)	—

Net cash used in financing activities	(144)	(47)

Net increase (decrease) in cash and cash equivalents	(21,961)	41,716

Cash and cash equivalents at beginning of period	112,886	91,121

Cash and cash equivalents at end of period	$90,925	$132,837

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMNTS (UNAUDITED)

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat their homes and buildings. Star Gas Partners is a master limited partnership, which at June 30, 2008, had outstanding 75.8 million common units (NYSE: “SGU”) representing 99.6% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.4% general partner interest in Star Gas Partners.

The Partnership is organized as follows:

•

The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership’s operations are conducted through Petro Holdings, Inc. and its subsidiaries (“Petro”). Petro is a Minnesota corporation that is an indirect wholly-owned subsidiary of the Partnership. Petro is a Northeast and Mid-Atlantic region retail distributor of home heating oil that at June 30, 2008 served approximately 401,000 residential and commercial customers, and 7,000 propane customers. Petro also sold home heating oil, gasoline and diesel fuel to approximately 28,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers, and provided ancillary home services, including home security and plumbing, to approximately 11,000 customers.

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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Partnership’s business, the results of operations for the three and nine month periods ended June 30, 2008 and June 30, 2007 are not indicative of the results to be expected for the full year.

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

Revenue Recognition

Sales of heating oil and other fuels are recognized at the time of delivery of the product to the customer and sales of heating and air conditioning equipment are recognized at the time of installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating oil equipment service contracts are deferred and amortized into income over the terms of the respective service contracts, on a straight-line basis, which generally do not exceed one year. To the extent that the Partnership anticipates that future costs for fulfilling its contractual obligations under its service maintenance contracts will exceed the amount of deferred revenue currently attributable to these contracts, the Partnership recognizes a loss in current period earnings equal to the amount that anticipated future costs are estimated to exceed related deferred revenues.

Allowance for Doubtful Accounts

The Partnership periodically reviews past due customer accounts receivable balances. After giving consideration to historical collection patterns, overdue status, economic conditions and other factors, it establishes an allowance for doubtful accounts, representing the Partnership’s best estimate of amounts that may not be collectible.

Basic and Diluted Net Income per Limited Partner Unit

Net income per limited partner unit is computed by dividing net income, after deducting the general partner’s interest, by the weighted average number of common units outstanding. Each unit in each of the partnership’s ownership classes participates in net income equally.

Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

Inventories

The Partnership’s inventories of heating oil and other fuels are stated at the lower of cost or market computed on the weighted average cost (WAC) method. All other inventories, representing parts and equipment are stated at the lower of cost or market using the FIFO method.

(in thousands)	June 30, 2008	September 30, 2007
Heating oil and other fuels	$41,236	$72,309
Fuel oil parts and equipment	14,017	13,659

	$55,253	$85,968

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

(in thousands)	June 30, 2008	September 30, 2007
Property, plant and equipment	$129,368	$128,775
Less: accumulated depreciation	91,032	87,054

Property, plant and equipment, net	$38,336	$41,721

Goodwill and Intangible Assets

Goodwill and intangible assets include goodwill, customer lists, trade names and covenants not to compete.

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

Customer lists are the names and addresses of an acquired company’s customers. Based on historical retention experience, these lists are amortized on a straight-line basis over seven to ten years.

Trade names are the names of acquired companies. Based on the economic benefit expected and historical retention experience of customers, trade names are amortized on a straight-line basis over seven to ten years.

Covenants not to compete are agreements with the owners of acquired companies and are amortized over the respective lives of the covenants on a straight-line basis, which are generally five years.

Partners’ Capital

Comprehensive income includes net income, plus certain other items that are recorded directly to partners’ capital. Accumulated other comprehensive income reported on the Partnerships’ consolidated balance sheets consists of unrealized losses on pension plan obligations. For the three months ended June 30, 2008, comprehensive income was $12.1 million, comprised of net income of $11.8 million and an unrealized gain on pension plan obligation of $0.3 million. For the three months ended June 30, 2007, comprehensive income and net income was $(8.3) million. For the nine months ended June 30, 2008, comprehensive income was $79.2 million, comprised of net income of $78.5 million and an unrealized gain on pension plan obligation of $0.7 million. For the nine months ended June 30, 2007 comprehensive income and net income was $71.3 million.

Income Taxes

The Partnership is a master limited partnership and is not subject to tax at the entity level for federal and state income tax purposes. Rather, income and losses of the Partnership are allocated directly to the individual partners. Except for the Partnership’s corporate subsidiaries, no recognition has been given to federal income taxes in the accompanying financial statements of the Partnership. While the Partnership will generate non-qualifying Master Limited Partnership revenue, distributions from the corporate subsidiaries to the Partnership are generally included in the determination of qualified Master Limited Partnership income. All or a portion of the distributions received by the Partnership from the corporate subsidiaries could be a dividend or capital gain to the partners.

The accompanying financial statements are reported on a fiscal year, however, the Partnership and its Corporate subsidiaries file Federal and State income tax returns on a calendar year.

For corporate subsidiaries of the Partnership, a consolidated Federal income tax return is filed. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recognized if, based on the weight of available evidence including historical tax losses, it is more likely than not that some or all of deferred tax assets will not be realized.

In the first quarter of fiscal 2008, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (As amended) – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and requires that we recognize in our financial statements the impact of a tax position taken or expected to be taken in a tax return, if that position is more likely than not to be sustained under audit, based on the technical merits of the position.

The implementation of FIN 48 had no effect on Partners’ Capital, deferred tax assets or deferred tax liabilities. At June 30, 2008, we had unrecognized income tax benefits totaling $0.6 million and related accrued interest and penalties of $0.1 million. These unrecognized tax benefits are primarily the result of state and local income tax uncertainties. If recognized, essentially all of the tax benefits and related interest and penalties would be recorded as a benefit to the effective tax rate.

We believe that it is reasonably possible that the total liability for unrecognized tax benefits will decrease by as much as $0.1 million during the next 12 months ending June 30, 2009, as a result of settling audits in one of the jurisdictions in which we pay taxes. Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.

We file U.S. federal income tax returns and various state and local returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. For our Federal income tax returns we have four tax years subject to examination. In our major state tax jurisdictions of New York, Pennsylvania and New Jersey, we have four, five, and five tax years, respectively, that are subject to examination. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, based on our assessment of many factors including past experience and interpretation of tax law, we believe that our provision for income taxes reflect the most probable outcome. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

The Contractual Obligations and Off-Balance Sheet Arrangements disclosed in our Form 10-K for the year ended September 30, 2007 did not include any provision for income taxes because we cannot reasonably predict the ultimate amount or timing of settlement of our provision for income taxes with the respective taxing authorities, and we expect that our net deferred tax assets will offset our deferred tax liabilities. There has been no material change to Contractual Obligations and Off-Balance Sheet Arrangements table since September 30, 2007, and therefore, the table has not been included in this Form 10-Q.

Sales, Use and Value Added Taxes

Taxes are assessed by various governmental authorities on many different types of transactions. Sales reported for product, installation and service exclude taxes.

Derivatives and Hedging

SFAS No. 133 established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective and SFAS No. 133 documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. Currently, the Partnership’s derivative instruments do not qualify for hedge accounting treatment.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. In November 2007, the FASB issued a one-year deferral of SFAS No. 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We are required to adopt SFAS No. 157 in fiscal 2009. The Partnership is currently assessing the impact of adopting SFAS No. 157.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) which provides companies an option to report eligible financial assets and liabilities at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are required to adopt SFAS No. 159 in fiscal 2009. The Partnership is currently assessing the impact of adopting SFAS No. 159.

In December 2007, the FASB issued Statement No. 141(revised 2007), "Business Combinations" (“SFAS No. 141R”). SFAS No. 141R establishes in a business combination principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, goodwill acquired, liabilities assumed, and any noncontrolling interests. SFAS No. 141R is effective in fiscal years beginning after December 15, 2008. The Partnership is required to adopt SFAS No. 141R in fiscal 2010. The Partnership is currently assessing the impact of adopting SFAS No. 141R.

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”) which amends and expands the disclosure requirements of Statement No. 133. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are required to adopt SFAS No. 161 in fiscal 2010. The Partnership is currently assessing the impact of adopting SFAS No. 161.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS No. 162 is effective sixty days following the SEC’s approval of The Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards. We do not expect adoption of SFAS No. 162 will have a material impact on our Consolidated Financial Statements.

3) Goodwill and Intangibles, net

Goodwill

A summary of changes in the Partnership’s goodwill is as follows (in thousands):

Balance as of September 30, 2007	$181,496
Fiscal year 2008 acquisitions	401

Balance as of June 30, 2008	$181,897

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization is as follows:

	June 30, 2008			September 30, 2007
(in thousands)	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists and other intangibles	$201,218	$166,431	$34,787	$200,209	$151,741	$48,468

Amortization expense for intangible assets and deferred charges was $14.9 million for the nine months ended June 30, 2008 compared to $15.6 million for the nine months ended June 30, 2007. Total estimated annual amortization expense related to intangible assets subject to amortization and deferred charges, for the fiscal year ending September 30, 2008, and the four succeeding fiscal years ending September 30, is as follows (in thousands):

Estimated Annual Amortization Expense
2008	$19,144
2009	$12,476
2010	$7,293
2011	$5,242
2012	$875

4) Acquisitions

For the nine months ended June 30, 2008 the Partnership acquired four retail heating oil dealers. The aggregate purchase price was approximately $1.7 million.

For the nine months ended June 30, 2007 the Partnership acquired five retail heating oil dealers. The aggregate purchase price was approximately $12.3 million.

The acquired assets and assumed liabilities were recorded at fair value based on valuations and estimates. The excess of the cost of acquired net assets over fair value was recorded as goodwill. Estimates used to determine the fair value of acquisitions made within the previous twelve months may be subject to change.

The following table indicates the allocation of the aggregate purchase price paid and the respective periods of amortization assigned for the acquisitions made as of June 30, 2008 (in thousands):

	June 30, 2008	Useful Lives
Fleet	$258	1 -10 years
Customer lists and other intangibles	950	7 -10 years
Goodwill	401	—
Trade names	60	7 -10 years
Working capital	16	—

Total	$1,685

5) Employee Pension Plan

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	893	873	2,679	2,619
Expected return on plan assets	(916)	(966)	(2,748)	(2,898)
Net amortization	245	344	735	1,032

Net periodic benefit cost	$222	$251	$666	$753

The Partnership estimates minimum cash contributions of $1.5 million to fund its pension obligations for fiscal 2008, of which $0.9 million has been paid as of June 30, 2008.

6) Supplemental Disclosure of Cash Flow Information

	Nine Months Ended June 30,
(in thousands)	2008	2007
Cash paid (received) during the period for:
Income taxes, net	$1,389	$605
Interest	$11,317	$10,855
Non-cash financing activities:
Decrease in interest expense—amortization of debt discount	$140	$153

7) Commitments and Contingencies

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

8) Earnings Per Limited Partner Units

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per unit data)	2008	2007	2008	2007
Net income (loss) per Limited Partner unit—Basic and Diluted	$0.16	$(0.11)	$1.03	$0.94

Basic and Diluted Earnings Per Limited Partner:
Net income (loss)	$11,847	$(8,268)	$78,501	$71,327
Less: General Partners’ interest in net income (loss)	51	(35)	336	305

Limited Partner’s interest in net income (loss)	$11,796	$(8,233)	$78,165	$71,022

Weighted average number of Limited Partner units outstanding	75,774	75,774	75,774	75,774

9) Subsequent Events

In July 2008, the Partnership purchased the customer lists and assets of a heating oil dealership for approximately $0.4 million.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on our financial performance, the price and supply of home heating oil, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new accounts and retain existing accounts, our ability to make strategic acquisitions, the impact of litigation, the continuing residual impact of the business process redesign project and our ability to address issues related to that project, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and outcome of current and future union negotiations, the impact of future environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counter party credit worthiness, marketing plans and general economic conditions. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) include, but are not limited to, those set forth under the heading “Risk Factors” and “Business Initiatives and Strategy” in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended September 30, 2007 and under the heading “Risk Factors” in this Quarterly Report on Form 10-Q. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Overview

The following is a discussion of the historical financial condition and results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the description of our business in Item 1. “Business” of the Form 10-K and the historical Financial and Operating Data and Notes thereto included elsewhere in this Report.

During March 2007, we completed our transition from a centralized customer service model to a more traditional customer service model in which most of our customer service calls are answered locally. We have implemented employee staffed centralized call centers to augment our internal staffing requirements for certain overflow, off-peak and weekend hours.

Seasonality

In analyzing our financial results, the following matters should be considered. Our fiscal year ends on September 30. All references to quarters and years respectively in this document are to fiscal quarters and years unless otherwise noted. The seasonal nature of our business results in the sale of approximately 30% of our volume of home heating oil in the first fiscal quarter and 45% of our volume in the second fiscal quarter of each fiscal year, the peak heating season. We generally realize net income in the first and second fiscal quarters and net losses in the third and fourth fiscal quarters. In addition, sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices and other factors. Gross profit is not only affected by weather patterns but also by changes in customer mix. In addition, our gross profit margins vary by geographic region. Accordingly, gross profit margins could vary significantly from year to year in a period of identical sales volumes.

Degree Day

A “degree day” is an industry measurement of temperature designed to evaluate energy demand and consumption. Degree-days are based on how far the average temperature departs from 65°F. Each degree of temperature above 65°F is counted as one cooling day, and each degree of temperature below 65°F is counted as one heating degree-day. Degree-days are accumulated each day over the course of a year and can be compared to a monthly or a long-term (multi-year) average, or normal, to see if a month or a year was warmer or cooler than usual. Degree-days are officially observed by the National Weather Service and officially archived by the National Climatic Data Center. For purposes of evaluating our results of operations, we use the normal heating degree-day amount as reported by the National Weather Service in our operating areas.

EBITDA and Adjusted EBITDA

EBITDA (Earnings from continuing operations before interest, taxes, depreciation and amortization) and Adjusted EBITDA (defined in the next paragraph) are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

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

Adjusted EBITDA is calculated as EBITDA before (increase) decrease in the fair value of derivatives, loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses, and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated and investors measure its overall performance and liquidity, including its ability to pay quarterly equity distributions, service its long-term debt and other fixed obligations and fund its capital expenditures and working capital requirements. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP. (See the three and nine month Adjusted EBITDA tables.)

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

Derivatives

SFAS No. 133, established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective, as defined in SFAS No. 133, changes in fair value are recognized in other comprehensive income until the forecasted hedged item is recognized in earnings. The Partnership’s derivative instruments do not qualify for hedge accounting treatment. Therefore, we could experience great volatility in earnings as outstanding home heating oil derivative instruments are marked to market and non-cash gains and losses are recorded prior to the sale of the commodity to the customer. To the extent that the Partnership continues this accounting treatment, the volatility in any given period related to unrealized non-cash gains or losses on derivative home heating oil instruments can be significant to the overall results of the Partnership. However, we ultimately expect those gains and losses to be offset by a change in the underlying commodity when they become realized.

Counterparty Credit Risk

The counterparties to our derivative instruments are large financial institutions, mostly banks. At June 30, 2008, we recorded an asset of $60.0 million for the fair value of derivative instruments. Approximately $47.4 million of this amount represents an increase in value of our hedging instruments. In recent months, the financial sector has experienced difficulty with the sub-prime loan market and many institutions have been required to raise additional capital. If one or more of our counterparties cannot honor their commitments, we may not be able to collect under the derivative contracts, which could result in losses to us.

Increase in Home Heating Oil Prices

        The wholesale price of home heating oil has been extremely volatile and has increased dramatically over the last several years. During the nine months ended June 30, 2008, new record highs for home heating oil were achieved 45 times and subsequent to June 30, 2008, new record highs were also reached in July 2008. As a result of this volatility, the cost to purchase derivative instruments to hedge our home heating oil sales has increased over 250% from a year ago and the margin requirement to hedge futures contracts on the New York Mercantile Exchange has doubled. Our liquidity also has been adversely impacted by the increase in heating oil prices as the Partnership must use cash to pay for its hedging requirements and to fund a portion of the increased level of accounts receivable and inventory. Consumer awareness of all energy costs, including home heating oil, is increasing. This heightened awareness has increased customer losses through attrition and reduced our ability to attract new customers as customers seek out the lowest price providers regardless of the level of service they provide or their financial stability. We also have experienced a reduction in volume of home heating oil sold due to conservation efforts by our customers, and we expect that this trend will continue. The dollar amount of our sales has risen in response to the increase in heating oil prices and we expect that our bad debt expense will continue to be higher due to the increased sales level.

Weather Insurance Contract – Warm Weather

Weather conditions have a significant impact on the demand for home heating oil because our customers depend on this product principally for space heating purposes. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. Furthermore, warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized on those sales and, consequently, our results of operations. We purchased weather insurance to help mitigate the adverse effect of warm weather on our cash flows for the period from November 1, 2007 to February 29, 2008, taken as a whole and for the period November 1, 2008 to February 28, 2009, taken as a whole. The strike or “pay-off” price is based on the 10 year moving average of degree-days for the contract period and has been set at approximately 3% less than the 10 year moving average. For every degree-day not realized below the strike-price we are entitled to receive $35,000 up to a maximum of $12.5 million

Bank Refinancing

The Partnership’s current bank facility expires in December 2009. Based on home heating oil prices as of August 4, 2008, the Partnership believes that this facility will be sufficient to provide for its seasonal working capital needs. If heating oil prices continue to escalate, the current bank facility will have to be increased, or the Partnership may need to seek alternative sources of financing. Given current credit conditions in the United States, the Partnership believes that any renewal, extension or increase in the size of the facility will be at higher spreads over LIBOR that is currently paid by the Partnership.

Protected Price Account Renewals

Approximately 55% of the Partnership’s price protection customers renew in the period from August through November. If the Partnership cannot renew most of its price protected customers at attractive per gallon gross profit margins due to increases in the cost of home heating oil, the Partnership’s near term profitability, liquidity and cash flow will be adversely impacted. Alternatively, efforts to achieve these gross profit margins may negatively impact net customer attrition.

Accounts Receivable

As of June 30, 2008, the Partnership’s accounts receivable balance was $152.5 million and represents an increase of 36% when compared to the balance as of June 30, 2007 of $112.1 million. Day’s sales outstanding have also increased to 58 days as of June 30, 2008, versus 50 days as of June 30, 2007. Included in the accounts receivable balance as of June 30, 2008 are amounts due from non budget customers that are 90 days in arrears of $35.6 million and amounts from budget customers of $23.5 million, whose deliveries have exceeded their budget payments and are aged at 90 days. (As of June 30, 2007, the comparable amounts due from non budget customers 90 days in arrears was $24.4 million and 90 day aged budget amounts were $13.2 million.) While the budget amounts are aged at 90 days, they are not considered past due, as these customers have been making their monthly budget payments. A final invoice will be submitted for payment to these budget customers at the end of the budget cycle, which is typically in the fourth fiscal quarter. The Partnership has provided a reserve for these accounts based on historical payment patterns, which assumes that the majority of the amounts outstanding will be paid prior to the fiscal 2009 heating season.

Customer Attrition

The following table summarizes the Partnership’s customer gains and losses for the three and nine months ended June 30, 2008 versus the prior year’s comparable period.

	Three Months Ended		Favorable (Unfavorable)	Nine Months Ended		Favorable (Unfavorable)
	06/30/08	06/30/07		06/30/08	06/30/07
Gross customer gains	8,100	6,800	1,300	42,500	42,300	200
Gross customer losses	(13,700)	(12,900)	(800)	(60,200)	(57,800)	(2,400)

Net customer loss	(5,600)	(6,100)	500	(17,700)	(15,500)	(2,200)

Percent of Home Heating
Oil Customer Base	(1.3)%	(1.4)%		(4.1)%	(3.7)%

During the nine months ended June 30, 2008, the weak housing market resulted in 5,100 less customer losses versus the prior year’s comparable period, attributable to fewer customers moving from one home to another. We also experienced lower customer gains from new homeowners moving into our former customers’ homes by 1,700 accounts and our new customer real estate gains were less by 900 accounts. While our net customer attrition improved by 2,500 due to the poor housing market, customer losses increased due to additional price losses of 5,300, higher credit losses of 1,500 and an increase in fuel conversions of 1,000 accounts. Gross customer gains were favorably impacted by an increase in referrals of 1,100 and other net gains of 2,000, mostly from acquisitions. The dramatic increase in the price of home heating oil drove both the increase in price losses and conversions to alternative fuels. In addition, our ability to sign new customers was diminished by the current economic conditions in the United States, which led to a 25% increase in our new customer rejection rate due to unacceptable credit scores of potential customers.

Results of Operations

The following is a discussion of the results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Quarterly Report.

Three Months Ended June 30, 2008

Compared to the Three Months Ended June 30, 2007

Volume

For the three months ended June 30, 2008, retail volume of home heating oil decreased by 10.9 million gallons, or 19.3%, to 46.0 million gallons, as compared to 56.9 million gallons for the three months ended June 30, 2007, as the impact of acquisitions was reduced by net customer attrition, warmer temperatures, conservation and other factors. Volume of other petroleum products was 9.7 million gallons for the three months ended June 30, 2008, or 3.1 million gallons less then the three months ended June 30, 2007. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil
Volume—Three months ended June 30, 2007	56.9

Impact of warmer temperatures	(6.2)
Net customer attrition - retail/commercial	(3.2)
Acquisitions	1.9
Conservation/Other	(3.4	) (a)

Change	(10.9)

Volume—Three months ended June 30, 2008	46.0

(a)	Includes an estimated 0.9 million gallons reclassified to other petroleum product sales.

Temperatures in our geographic areas of operations for the three months ended June 30, 2008 were 13.8% warmer than the three months ended June 30, 2007 and were 6.5% warmer than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). For the twelve months ended June 30, 2008, net customer attrition was 5.8%. Excluding the impact of weather and acquisitions, we expect that home heating oil volume for the remainder of fiscal 2008 will be less than the comparable period in fiscal 2007 due to net customer attrition, conservation and other factors. The percentage of home heating oil volume sold to residential variable price customers decreased to 39.3% of total home heating oil volume sales for the three months ended June 30, 2008, as compared to 43.2% for the three months ended June 30, 2007. The percentage of home heating oil volume sold to residential price-protected customers was 45.7% for the three months representing an increase from 38.6% for the three months ended June 30, 2007. For the three months ended June 30, 2008, sales to commercial/ industrial customers represented 15.0% of total home heating oil volume sales, as compared to 18.2% for the three months ended June 30, 2007.

Product Sales

For the three months ended June 30, 2008, product sales increased $33.2 million, or 18.6%, to $212.2 million, as compared to $179.0 million for the three months ended June 30, 2007, as an increase in home heating oil selling prices of 45.5% was reduced by a decline in volume of 19.3%. Sales of other petroleum products, which is a component of product sales, increased by $7.1 million largely due to higher selling prices.

Installation and Service Sales

For the three months ended June 30, 2008, installation and service sales increased $2.3 million, or 5.4%, to $45.8 million, as compared to $43.5 million for the three months ended June 30, 2007, due to a $1.2 million increase in service revenue and a $1.2 million increase in installation sales largely due to the additional revenues from acquisitions.

Cost of Product

For the three months ended June 30, 2008, cost of product increased $37.1 million, or 26.9% to $175.0 million, as compared to $137.9 million for the three months ended June 30, 2007, as a 57.1% increase in home heating oil wholesale product cost was reduced by the 19.3% decline in home heating oil volume.

We believe that the change in home heating oil margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil margins for the three months ended June 30, 2008 increased by $0.0805 per gallon, to $0.7550 per gallon in the three months ended June 30, 2008 from $0.6746 per gallon in the three months ended June 30, 2007. This increase is largely due to the favorable impact in the current quarter of using the weighted average cost method of valuing inventory.

For the three months ended June 30, 2008, total product gross profit declined by $3.8 million, as compared to the three months ended June 30, 2007, as the increase in realized home heating oil per gallon margins of $3.7 million was more than offset by the reduction of $7.4 million attributable to the decrease in home heating oil volume.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended June 30, 2008, the change in the fair value of derivative instruments resulted in the recording of a $30.0 million net credit due to the expiration of certain hedged positions ($7.6 million debit), and an increase in the market value of unexpired hedges ($37.6 million credit). During the three months ended June 30, 2008, the net change in the fair value of derivatives on the balance sheet was $37.7 million, which consisted of the non-cash portion described above of $30.0 million and a net cash component of $7.7 million relating to the historic cost of purchased options.

During the three months ended June 30, 2007, the change in the fair value of derivative instruments resulted in the recording of a $4.9 million net credit due to the expiration of certain hedged positions ($2.6 million credit), and an increase in the market value for unexpired hedges ($2.3 million credit). During the three months ended June 30, 2007, the net change in the fair value of derivatives on the balance sheet was $6.3 million, which consisted of the non-cash portion described above of $4.9 million and a net cash component of $1.4 million relating to the historic cost of purchased options.

Cost of Installations and Service

For the three months ended June 30, 2008, cost of installations and service decreased $0.2 million, or 0.4% to $40.4 million, as compared to $40.6 million for the three months ended June 30, 2007, as a decline in service costs of $1.7 million was reduced by higher installation expenses of $1.5 million. Installation costs were higher, largely due to the increase in installation sales from acquisitions. Service expenses were lower due to our continued efforts to control our service department expenses and a reduction in the number of customers we serve. The gross profit realized from service (including installations) improved by $2.5 million, from $2.9 million for the three months ended June 30, 2007 to $5.4 million for the three months ended June 30, 2008. Installation costs were $15.3 million, or 87.5% of installation sales during the three months ended June 30, 2008, and were $13.8 million, or 84.3% of installation sales during the three months ended June 30, 2007. Service expenses decreased to $25.1 million, or 88.7% of service sales during the three months ended June 30, 2008, from $26.9 million in the three months ended June 30, 2007, or 98.9% of service sales. Service costs as a percentage of total service revenue declined, as the Partnership continued to increase its rates for service billings and further reduced its service costs.

Delivery and Branch Expenses

For the three months ended June 30, 2008, delivery and branch expenses increased $3.4 million, or 7.9%, to $47.2 million, as compared to $43.8 million for the three months ended June 30, 2007, primarily due to an increase in bad debt expenses and credit card fees of $3.3 million and an estimated $2.2 million in costs associated with our stand-alone acquisitions. We generally were able to reduce certain expenses to compensate for the decline in home heating oil volume.

Depreciation and Amortization

For the three months ended June 30, 2008, depreciation and amortization expenses declined by $0.5 million, or 7.3%, to $6.7 million, as compared to $7.2 million for the three months ended June 30, 2008 as certain assets became fully depreciated.

General and Administrative Expenses

For the three months ended June 30, 2008, general and administrative expenses increased by $0.7 million, or 18.0%, to $4.9 million, as compared to $4.2 million for the three months ended June 30, 2007.

Operating Income

For the three months ended June 30, 2008, operating income increased by $20.2 million to $13.8 million, as compared to a loss of to $6.4 million for the three months ended June 30, 2007, as a favorable change in the impact of derivative instruments of $25.2 million, lower depreciation and amortization of $0.5 million and an improvement in installations and service profitability of $2.5 million were reduced by an increase in bad debt expense of $3.3 million, lower product gross profit of $3.8 million, and an increase in general and administrative expenses of $0.7 million.

Interest expense

For the three months ended June 30, 2008, interest expense increased $0.2 million, or 3.0%, to $5.2 million, as compared to $5.0 million for the three months ended June 30, 2007.

Interest Income

For the three months ended June 30, 2008, interest income decreased by $0.8 million, or 27.8%, to $2.1 million, as compared to $2.9 million for the three months ended June 30, 2007, as a reduction in interest income due to lower invested cash balances more than offset an increase in finance charge income on higher past due accounts receivable balances.

Amortization of Debt Issuance Costs

For the three months ended June 30, 2008, amortization of debt issuance costs was $0.6 million, unchanged from the three months ended June 30, 2007.

Income Tax Expense

For the three months ended June 30, 2008, the income tax benefit was $1.7 million, an increase of $0.9 million when compared to the income tax benefit of $0.8 million for the three months ended June 30, 2007. The increase in the income tax benefit is attributable to the decrease in 2008’s estimated taxable income versus 2007. Income taxes are recorded based on an annual effective rate (including any benefit of Net Operating Loss carry forwards), which is then applied to book income (or loss) before taxes, resulting in a quarterly tax charge (or benefit).

Net Income (Loss)

For the three months ended June 30, 2008, net income of $11.8 million was recorded, as compared to a net loss of $8.3 million for the three months ended June 30, 2007. This change of $20.1 million was due to a $20.2 million increase in operating income and an increase in the income tax benefit of $0.9 million, reduced by an increase in net interest expense of $1.0 million.

Adjusted EBITDA

For the three months ended June 30, 2008, the Adjusted EBITDA loss increased $5.5 million to $9.5 million, as the impact of higher per gallon margins and an improvement in installation and service profitability was more than offset by the increase in bad debt expense and the decline in home heating oil volume.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended June 30,
(in thousands)	2008	2007
Income (loss) from continuing operations	$11,847	$(8,268)
Plus:
Income tax benefit	(1,695)	(818)
Amortization of debt issuance cost	592	571
Interest expense, net	3,058	2,084
Depreciation and amortization	6,703	7,234

EBITDA from continuing operations	20,505	803

(Increase) / decrease in the fair value of derivative instruments	(30,043)	(4,857)

Adjusted EBITDA (a)	(9,538)	(4,054)

Add / (subtract)
Income tax benefit	1,695	818
Interest expense, net	(3,058)	(2,084)
Provision for losses on accounts receivable	4,131	858
Decrease in weather insurance contract receivable	—	4,305
Decrease in accounts receivables	109,025	87,900
Decrease (increase) in inventories	9,366	(10,239)
Increase in customer credit balances	10,590	13,158
Change in other operating assets and liabilities	4,685	(7,736)

Net cash provided by operating activities	$126,896	$82,926

(a)	Adjusted EBITDA is calculated as earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses, and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated and investors measure its overall performance and liquidity, including its ability to pay quarterly equity distributions, service its long-term debt and other fixed obligations and fund its capital expenditures and working capital requirements. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Nine Months Ended June 30, 2008

Compared to the Nine Months Ended June 30, 2007

Volume

For the nine months ended June 30, 2008, retail volume of home heating oil decreased by 22.8 million gallons, or 6.5%, to 328.5 million gallons, as compared to 351.3 million gallons for the nine months ended June 30, 2007. Volume of other petroleum products declined by 9.5 million gallons, or 19.2%, to 40.0 million gallons for the nine months ended June 30, 2008, as compared to 49.5 million gallons for the nine months ended June 30, 2007. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil
Volume—Nine months ended June 30, 2007	351.3
Impact of warmer temperatures	(2.7)
Net customer attrition—retail/commercial	(19.6)
Acquisitions	12.7
Conservation/Other	(13.2	) (a)

Change	(22.8)

Volume-Nine months ended June 30, 2008	328.5

(a)	Includes an estimated 2.3 million gallons reclassified to other petroleum product sales.

Temperatures in our geographic areas of operations for the nine months ended June 30, 2008 were 0.8% warmer than the nine months ended June 30, 2007 and 5.9% warmer than normal, as reported by the NOAA. For the twelve months ended June 30, 2008, net customer attrition was 5.8%.

The percentage of home heating oil volume sold to residential variable price customers decreased to 43.5% of total home heating oil volume sales for the nine months ended June 30, 2008, as compared to 46.1% for the nine months ended June 30, 2007. Accordingly, the percentage of home heating oil volume sold to residential price-protected customers increased to 42.0% for the nine months ended June 30, 2008, as compared to 37.8% for the nine months ended June 30, 2007. For the nine months ended June 30, 2008, sales to commercial/industrial customers represented 14.5% of total home heating oil volume sales, as compared to 16.1% for the nine months ended June 30, 2007.

Product Sales

For the nine months ended June 30, 2008, product sales increased $240.0 million, or 24.1%, to $1.234 billion, as compared to $994 million for the nine months ended June 30, 2007 as a 32.9% increase in home heating oil selling prices was reduced by the 6.5% decrease in home heating oil volume.

Installation and Service Sales

For the nine months ended June 30, 2008, installation and service sales increased $7.7 million, or 5.7%, to $143.1 million, as compared to $135.4 million for the nine months ended June 30, 2007, due to an increase in installation sales of $4.4 million and an increase in service revenue of $3.2 million, largely from acquisitions.

Cost of Product

For the nine months ended June 30, 2008, cost of product increased $255.3 million, or 35.0%, to $985.4 million, as compared to $730.1 million for the nine months ended June 30, 2007, as the 6.5 % decrease in home heating oil volume was more than offset by higher per gallon wholesale product cost for home heating oil of 45.8%.

Home heating oil margins for the nine months ended June 30, 2008 increased by $0.0043 per gallon to $0.7284 per gallon from $0.7242 per gallon in the nine months ended June 30, 2007.

For the nine months ended June 30, 2008, total product gross profit decreased by $15.4 million to $248.8 million, as compared to $264.2 million for the nine months ended June 30, 2007, as the increase due to higher home heating oil per gallon margins of $1.4 million was reduced by the impact of lower home heating oil volume of $16.5 million and a reduction in gross profit from other petroleum products of $0.3 million.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the nine months ended June 30, 2008, the change in the fair value of derivative instruments resulted in the recording of a $46.0 million net credit due to the expiration of certain hedged positions ($1.1 million debit), and an increase in market value for unexpired hedges ($47.1 million credit). During the nine months ended June 30, 2008, the net change in the fair value of derivatives on the balance sheet is $50.7 million, which consisted of the non-cash portion described above of $46.0 million and a net cash component of $4.7 million relating to the historic cost of purchased options.

During the nine months ended June 30, 2007, the change in the fair value of derivative instruments resulted in the recording of a $17.0 million net credit due to the expiration of certain hedged positions ($13.8 million credit), and an increase in the market value for unexpired hedges ($3.2 million credit). During the nine months ended June 30, 2007, the net change in the fair value of derivatives on the balance sheet was $16.8 million, which consisted of the non-cash portion described above of $17.0 million and a net cash component of $0.2 million relating to the historic cost of purchased options.

Cost of Installations and Service

For the nine months ended June 30, 2008, cost of installations and service increased $2.8 million, or 2.1%, to $138.3 million, as compared to $135.5 million for the nine months ended June 30, 2007 as an increase in installation costs of $3.5 million was reduced by lower service expenses of $0.4 million. Installation costs were higher largely due to acquisition installation sales. Service expenses were lower due to our continued efforts to control our service department expenses and a reduction in our customer base. The gross profit realized from service and installations was $4.8 million for the nine months ended June 30, 2008, as compared to a loss of $0.1 million for the nine months ended June 30, 2007. Installation costs were $48.8 million, or 85.7% of installation sales during the nine months ended June 30, 2008, and were $45.2 million, or 84.3% of installation sales during the nine months ended June 30, 2007. Service expenses decreased to $89.6 million, or 103.9% of service sales during the nine months ended June 30, 2008, from $90.2 million in the nine months ended June 30, 2007, or 110.4% of service sales. Service costs as a percentage of total service revenue declined, as the Partnership continued to increase its rates for service billings and further reduced its service costs.

Delivery and Branch Expenses

For the nine months ended June 30, 2008, delivery and branch expenses increased $13.1 million, or 8.2%, to $172.0 million, as compared to $158.9 million for the nine months ended June 30, 2007. During the nine months ended June 30, 2007, the Partnership recorded $4.3 million of proceeds received under our weather insurance contract, which reduced operating expenses. While temperatures for the nine months ended June 30, 2008 were similar to the nine months ended June 30, 2007, no weather insurance benefit was recorded during the nine months ended June 30, 2008. The Partnership’s weather insurance contract covers the period from November to February 28/29, as one period taken as a whole. Temperatures for the four months ended February 28, 2007 were approximately 4.0% warmer than the weather insurance contract strike price, which triggered a pay-off. For the four months ended February 29, 2008, temperatures were colder than the weather insurance contract strike price, which resulted in no payoff.

Exclusive of the weather insurance benefit, operating expenses increased $8.8 million, or 5.4%. Operating expenses were reduced by an estimated $4.8 million due to the volume decline, but were more than offset by increased delivery and branch expenses from the stand-alone acquisitions ($7.5 million) and higher bad debt expense ($5.5 million). On a cents per gallon basis (excluding the impact of weather insurance and acquisitions), delivery and branch expenses increased 5.9 cents per gallon, or 12.7%, from 46.5 cents per gallon for the nine months ended June 30, 2007 to 52.4 cents per gallon for the nine months ended June 30, 2008, due to the fixed nature of certain delivery and branch expenses, the disproportionate increase in bad debt expense and wage and benefit increases.

Depreciation and Amortization

For the nine months ended June 30, 2008, depreciation and amortization expenses declined by $1.3 million, or 6.2%, to $20.6 million, as compared to $21.9 million for the nine months ended June 30, 2007 as certain assets became fully depreciated.

General and Administrative Expenses

For the nine months ended June 30, 2008, general and administrative expenses decreased by $1.1 million, or 7.6%, to $14.0 million, as compared to $15.1 million for the nine months ended June 30, 2007 largely due to lower compensation expense relating to the Partnership’s profit sharing plan.

Operating Income

For the nine months ended June 30, 2008, operating income increased $7.9 million to $93.0 million, as compared to $85.1 million for the nine months ended June 30, 2007 as the increase in the fair value of derivative instruments of $29.0 million, lower depreciation and amortization expense of $1.3 million and an increase in installation and service profitability of $4.9 million was reduced by the decline in product gross profit of $15.4 million, an increase in bad debt expense of $5.5 million, an increase in other operating expenses of $2.1 million, and the absence of a weather insurance benefit of $4.3 million.

Interest expense

For the nine months ended June 30, 2008, interest expense increased $0.6 million, or 4.1%, to $15.9 million, as compared to $15.3 million for the nine months ended June 30, 2007. This increase resulted from higher average working capital borrowings of $15.3 million.

Interest Income

For the nine months ended June 30, 2008, interest income decreased by $1.3 million to $5.0 million, as compared to $6.3 million for the nine months ended June 30, 2007, as a reduction in interest income, due to lower invested cash balances, was partially offset by an increase in finance charge income on higher past due accounts receivable balances.

Amortization of Debt Issuance Costs

For the nine months ended June 30, 2008, amortization of debt issuance costs was $1.7 million unchanged from the nine months ended June 30, 2007.

Income Tax Expense

For the nine months ended June 30, 2008, income tax expense decreased by $1.3 million to $1.8 million, as compared to income tax expense of $3.1 million for the nine months ended June 30, 2007. The $1.3 million decrease is due to the decrease in estimated taxable income for 2008 versus 2007.

Net Income

For the nine months ended June 30, 2008, net income of $78.5 million was recorded as compared to net income of $71.3 million for the nine months ended June 30, 2007. This increase of $7.2 million was due to a $7.9 million increase in operating income, and lower income tax expense of $1.3 million reduced by higher net interest expense of $2.0 million.

Adjusted EBITDA

For the nine months ended June 30, 2008, Adjusted EBITDA decreased by $22.4 million, to $67.6 million, as compared to $90.0 million for the nine months ended June 30, 2007, due to the decline in volume, the absence of a weather insurance benefit and higher bad debt expense.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Nine Months Ended June 30,
(in thousands)	2008	2007
Income from continuing operations	$78,501	$71,327
Plus:
Income tax expense	1,827	3,092
Amortization of debt issuance cost	1,747	1,712
Interest expense, net	10,926	8,955
Depreciation and amortization	20,573	21,922

EBITDA from continuing operations	113,574	107,008

(Increase) / decrease in the fair value of derivative instruments	(45,983)	(17,004)

Adjusted EBITDA (a)	67,591	90,004

Add / (subtract)
Income tax expense	(1,827)	(3,092)
Interest expense, net	(10,926)	(8,955)
Provision for losses on accounts receivable	10,988	5,463
Increase in accounts receivables	(83,976)	(27,676)
Decrease in inventories	30,895	16,971
Increase in customer credit balances	(38,960)	(29,117)
Change in other operating assets and liabilities	7,870	11,883

Net cash provided by (used in) operating activities	$(18,345)	$55,481

(a)	Adjusted EBITDA is calculated as earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses, and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated and investors measure its overall performance and liquidity, including its ability to pay quarterly equity distributions, service its long-term debt and other fixed obligations and fund its capital expenditures and working capital requirements. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

DISCUSSION OF CASH FLOWS

Operating Activities

For the nine months ended June 30, 2008, cash used in operating activities aggregated $18.3 million, as compared to cash provided by operating activities of $55.5 million for the nine months ended June 30, 2007. This change of $73.8 million was largely due to higher cash requirements of $66.1 million to finance the increased level of accounts receivable (including budget payment customers) and lower cash flow generated from operations of $13.9 million. The Partnership’s day’s sales outstanding (DSO’s) increased to 58 days as of June 30, 2008, as compared to 50 days as of June 30, 2007. The increases in accounts receivable balances and in DSO’s was largely driven by the increase in the price of home heating oil.

Investing Activities

During the nine months ended June 30, 2008, we spent $2.2 million for fixed assets, completed four home heating oil acquisitions for $1.7 million and received $0.4 million from the sale of certain fixed assets. Cash flow used in investing activities was $13.7 million for the nine months ended June 30, 2007, as we spent $12.3 million for acquisitions, $3.2 million for fixed assets and $1.8 million was received from the sale of certain assets.

Financing Activities

For the nine months ended June 30, 2008, cash flows used in financing activities was $0.1 million, as we borrowed $57.2 million under our revolving credit facility, repaid $57.2 million and paid $0.1 for legal costs related to completed acquisitions.

As a result of the above activity, cash decreased by $22.0 million, to $90.9 million as of June 30, 2008.

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources

Our ability to satisfy our financial obligations depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high wholesale heating oil prices to customers, the effects of high net customer attrition, conservation, our ability to hedge effectively and other factors, most of which are beyond our control. In the near term, capital requirements are expected to be provided by cash flows from operating activities (primarily collections on our $152.5 million in accounts receivable), cash on hand at June 30, 2008 of $90.9 million or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility and repaid from subsequent seasonal reductions in inventory and accounts receivable. If home heating oil prices continue to escalate, we will have to increase the size of our revolving credit facility or seek other sources of capital.

At June 30, 2008, we recorded an asset of $60.0 million for the fair value of derivative instruments. Approximately $47.4 million of this amount represents an increase in value of our hedging instruments. If one or more of our counterparties cannot honor their commitments, we may not be able to collect under the derivative contracts, which could result in losses to us.

We have an asset-based revolving credit facility with a group of lenders, which provides us with the ability to borrow up to $260.0 million for working capital purposes (subject to certain borrowing base limitations and coverage ratios) including the issuance of up to $95.0 million in letters of credit. From December through April of each year, we can borrow up to $360 million. Obligations under the revolving credit facility are secured by liens on substantially all of our assets including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

Under the terms of the revolving credit facility, we must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $25.0 million or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 to 1.0. As of June 30, 2008, availability was $149.0 million and the fixed charge coverage ratio was 2.3x to 1.0x. As of June 30, 2008, $56.5 million in letters of credit were outstanding, of which $51.1 million were for current and future insurance reserves and $5.4 million were for inventory purchases and other working capital purposes.

At June 30, 2008, we had over $162.3 million in working capital, excluding the fair value of derivative instruments, and are considering various alternatives for the use of our liquidity, primarily the purchase of additional home heating oil distributors. In the event of a significant increase in home heating oil prices from current levels, a portion of our liquidity will be set aside to fund future purchases of home heating oil and various hedging instruments. Annual maintenance capital expenditures for fixed assets are estimated to be approximately $3.0 to $5.0 million, excluding the capital requirements for leased fleet.

Based on the funding levels required by the Pension Protection Act of 2006 (effective January 1, 2008), and on actuarial assumptions in the Partnership’s fiscal year 2007 actuarial report, we estimate that the Partnership will be required to make minimum cash contributions to fund its pension obligations of at least $9.0 million over the next four years.

Partnership Distribution Provisions

Beginning October 1, 2008, minimum quarterly distributions on the common units will start accruing at the rate of $0.0675 per quarter ($0.27 on an annual basis). There will be no mandatory distributions of available cash by us before February 2009. Thereafter, in general, the Partnership intends to distribute to its partners on a quarterly basis, all of its available cash, if any, in the manner described below. "Available cash" generally means, for any of its fiscal quarters, all cash on hand at the end of that quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the general partners to:

•	provide for the proper conduct of the Partnership's business;

•	comply with applicable law, any of its debt instruments or other agreements; or

•	provide funds for distributions to the common unitholders during the next four quarters, in some circumstances.

Available cash will generally be distributed as follows:

•	first, 100% to the common units, pro rata, until the Partnership distributes to each common unit the minimum quarterly distribution of $0.0675;

•

second, 100% to the common units, pro rata, until the Partnership distributes to each common unit any arrearages in payment of the minimum quarterly distribution on the common units for prior quarters;

•	third, 100% to the general partner units, pro rata, until the Partnership distributes to each general partner unit the minimum quarterly distribution of $0.0675;

•

fourth, 90% to the common units, pro rata, and 10% to the general partner units, pro rata (subject to the Management Incentive Plan), until the Partnership distributes to each common unit the first target distribution of $0.1125; and

•	thereafter, 80% to the common units, pro rata, and 20% to the general partner units, pro rata.

The revolving credit facility and the indenture for the 10 1/4% Senior Notes both impose certain restrictions on the Partnership's ability to pay distributions to unitholders.

Recent Accounting Pronouncements

In the first quarter of fiscal 2008, the Partnership adopted the provisions of FIN 48 (As amended), see Note 2. Summary of Significant Accounting Policies – Income Taxes, of the consolidated financial statements.

The following new accounting standards are currently being evaluated by the Partnership, and are more fully described in Note 2. Summary of Significant Accounting Policies – Recent Accounting Pronouncements, of the consolidated financial statements:

•	Statement No. 157, as amended, Fair Value Measurements

•	Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities

•	Statement No. 141(revised 2007), Business Combinations

•	Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities

•	Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At June 30, 2008, we had outstanding borrowings totaling $172.8 million (excluding discounts and premiums), none of which is subject to variable interest rates.

We also selectively use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at June 30, 2008, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $18.2 million to a fair market value of $78.1 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $16.0 million to a fair market value of $43.8 million.

Item 4.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The General Partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2008. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

Item 1

Legal Proceedings

On or about October 21, 2004, a purported class action lawsuit on behalf of a purported class of unitholders was filed against the Partnership and various subsidiaries and officers and directors in the United States District Court of the District of Connecticut entitled Carter v. Star Gas Partners, L.P., et. al., No. 3:04-cv-01766-IBA, et. al. Subsequently, 16 additional class action complaints, alleging the same or substantially similar claims, were filed in the same district court. The class actions were consolidated into one consolidated amended complaint. For information concerning the procedural history and current status of this lawsuit, see Note 7—Commitments and Contingencies, of the consolidated financial statements.

In the event that the above action is decided adversely to us, it could have a material effect on our results of operations, financial condition and liquidity. The Partnership has not accrued any amount for this action because, based on the court’s judgment of dismissal, we believe an unfavorable outcome is not probable.

In the opinion of management, except as described above we are not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on our results of operations, financial position or liquidity. (See Note 7 – Commitments and Contingencies, of the consolidated financial statements)

Item 1A

Risk Factors

An investment in the Partnership involves a high degree of risk, including the following factors:

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Partnership. Other unknown or unpredictable factors could also have material adverse effects on future results.

The maintenance of oil prices at their current level or their increase beyond current levels may have adverse effects on our business, financial condition and results of operations.

Existing or even higher oil prices may have multiple negative impacts on various aspects of our business that we may, or may not be able to pass on to our customers, including:

•	higher bad debt expense as a function of higher selling prices;

•	higher receivables and/or inventory balances increasing working capital borrowings and thus increasing interest expense;

•

higher receivables and/or inventory balances reducing liquidity that would otherwise be available for other purposes as the partnership must fund a portion of any increase in receivables, inventory and hedging costs.

The Partnership relies on the continued solvency of our derivative counterparties. The Partnership periodically uses derivative instruments such as futures, options, and swap agreements, in order to mitigate our exposure to market risk associated with the purchase of home heating oil for our protected price customers, physical inventory on hand, inventory in transit and priced purchase commitments.

If counterparties to our derivative instruments were to fail the Partnership’s liquidity, results of operations and financial condition could be materially impacted, as we would be obligated to fulfill our operational requirement of purchasing, storing and selling home heating oil, while losing the mitigating benefits of economic hedges with a failed counterparty. Currently we have outstanding derivative instruments with the following counterparties: Wachovia Bank, NA, Societe Generale, Newedge USA, LLC, JPMorgan Chase Bank, NA, Cargill, Inc., Bank of America, N.A., Credit Suisse, Morgan Stanley, Citibank, N.A., and BP North America Petroleum.

The Partnership principally serves residential and commercial customers and is affected by economic conditions that negatively impact these type of customers.

If tighter lending practices persist the Partnership could experience an increase in bad debts from financially distressed customers and accounts whose home was foreclosed or business failed, which would have a negative effect on our liquidity, results of operations and financial condition. In addition, our ability to sign new accounts is diminished by the current financial conditions in the United States, which increase our rejection rate of potential accounts due to unacceptable credit scores.

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

In addition, our results of operations and ability to issue distributions may be negatively impacted by significant changes in federal and state tax law.

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our debt obligations. Any refinancing of this substantial debt could be at significantly higher interest rates.

As of June 30, 2008, we had total debt, exclusive of borrowings under our revolving credit facility, of approximately $172.8 million (excluding discounts and premiums). Our substantial indebtedness and other financial obligations could:

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

If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Any refinancing of our indebtedness could be at significantly higher interest rates, and/or incur significant transaction fees.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.

(Registrant)

By: Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ RICHARD F. AMBURY	Chief Financial Officer	August 6, 2008
Richard F. Ambury	Kestrel Heat LLC
(Principal Financial Officer)

Signature	Title	Date

/s/ RICHARD G. OAKLEY	Vice President - Controller	August 6, 2008
Richard G. Oakley	Kestrel Heat LLC
(Principal Accounting Officer)

Star Gas Finance Company (Registrant)

Signature	Title	Date

/s/ RICHARD F. AMBURY	Chief Financial Officer	August 6, 2008
Richard F. Ambury	(Principal Financial Officer)

Signature	Title	Date

/s/ RICHARD G. OAKLEY	Vice President - Controller	August 6, 2008
Richard G. Oakley	(Principal Accounting Officer)