Form 10-K
period 2008-09-30
STAR GAS PARTNERS LP; STAR GAS FINANCE CO
filed 2008-12-10
CIK 1002590, 1223037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act (check one).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Star Gas Partners, L.P. Common Units held by non-affiliates of Star Gas Partners, L.P. on March 31, 2008 was approximately $188,723,000. As of November 30, 2008, the registrants had units and shares outstanding for each of the issuers’ classes of common stock as follows:

Star Gas Partners, L.P.	Common Units	75,774,336
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

Documents Incorporated by Reference: None

STAR GAS PARTNERS, L.P.

2008 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on our financial performance, the price and supply of home heating oil, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new accounts and retain existing accounts, our ability to make strategic acquisitions, the impact of litigation, the continuing residual impact of the business process redesign project and our ability to address issues related to that project, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of union negotiations, the impact of current and future environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, and general economic conditions. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to becorrect and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth under the heading “Risk Factors” and “Business Initiatives and Strategy.” Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Structure

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat their homes and buildings. Star Gas Partners is a master limited partnership, which at September 30, 2008, had outstanding 75.8 million common units (NYSE: “SGU”) representing a 99.6% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing a 0.4% general partner interest in Star Gas Partners.

The Partnership is organized as follows:

•

The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership’s operations are conducted through Petro Holdings, Inc. and its subsidiaries (“Petro”). Petro is a Minnesota corporation that is an indirect wholly owned subsidiary of the Partnership. Petro is a Northeast and Mid-Atlantic region retail distributor of home heating oil and related services.

•

Star Gas Finance Company is a wholly owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $172.8 million 10 1/4% Senior Notes, which are due in 2013. The Partnership is dependent on distributions including inter-company interest payments from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations.

We file annual, quarterly, current and other reports and information with the SEC. These filings can be viewed and downloaded from the Internet at the SEC’s website at www.sec.gov. In addition, these SEC filings are available at no cost as soon as reasonably practicable after the filing thereof on our website at www.star-gas.com/sec.cfm. These reports are also available to be read and copied at the SEC’s public reference room located at Judiciary Plaza, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of these filings and other information at the offices of the New York Stock Exchange located at 11 Wall Street, New York, New York 10005.

Business Overview

As of September 30, 2008, we sold product to approximately 402,000 full service residential and commercial home heating oil customers and 7,000 propane customers. We believe we are the largest retail distributor of home heating oil in the United States. We also sell home heating oil, gasoline and diesel fuel to approximately 28,000 customers on a delivery only basis. We install, maintain, and repair heating and air conditioning equipment for our customers and provide ancillary home services, including home security and plumbing, to approximately 11,000 customers. During fiscal 2008, total sales were comprised approximately 78% from sales of home heating oil; 12% from the installation and repair of heating and air conditioning equipment and ancillary services; and 10% from the sale of other petroleum products. We provide home heating equipment repair service 24 hours a day, seven days a week, 52 weeks a year. These services are an integral part of our heating oil business, and are intended to maximize customer satisfaction and loyalty.

In fiscal 2008, sales to residential customers represented 87% of the retail heating oil gallons sold and 94% of heating oil gross profits.

We have operations and markets in the following states, regions and counties:

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
Warren

Industry Characteristics

Home heating oil is primarily used as a source of fuel to heat residences and businesses in the Northeast and Mid-Atlantic regions. According to the U.S. Department of Energy—Energy Information Administration, 2005 Residential Energy Consumption Survey (the latest survey published), these regions account for 81% of the households in the United States where heating oil is the main space-heating fuel and 31% of the homes in these regions use home heating oil as their main space-heating fuel. In recent years, as the price of home heating oil increased, customers have tended to increase their conservation efforts, which has decreased their consumption of home heating oil.

The retail home heating oil industry is mature, with total market demand expected to decline in the foreseeable future due to conversions to natural gas. Our customer losses to natural gas have recently increased. In fiscal 2008, we lost 1.6% of our home heating oil customer base to natural gas conversions, which compares to an approximate 1.0% per annum loss in prior years. Therefore, our ability to maintain our business or grow within the industry is dependent on the acquisition of other retail distributors as well as the success of our marketing programs. It is common practice in our business to price products to customers based on a per gallon margin over wholesale costs. As a result, we believe distributors such as ourselves generally seek to maintain their per gallon margins by passing wholesale price increases through to customers, thus insulating themselves from the volatility in wholesale heating oil prices. However, distributors may be unable or unwilling to pass the entire product cost increases through to customers. In these cases, significant decreases in per gallon margins may result. The timing of cost pass-throughs can also significantly affect margins. The retail home heating oil industry is highly fragmented, characterized by a large number of relatively small, independently owned and operated local distributors. Some dealers provide full service, as we do, and others offer delivery only on a cash-on-delivery basis, which we also do to a significantly lesser extent. The industry is becoming more complex and costly due to increasing regulations, working capital requirements and the need to hedge. We utilize derivative instruments in order to hedge a substantial majority of the heating oil volume we expect to sell to protected-price customers that have renewed their price plans, mitigating our exposure to changing commodity prices. We also use derivative instruments as a hedge against our physical inventory and priced purchase commitments.

Business Initiatives and Strategy

Prior to the fiscal 2004 winter heating season, we attempted to develop a competitive advantage in customer service through a business process redesign project and, as part of that effort, centralized our heating equipment service and oil dispatch functions and engaged a centralized customer care center to fulfill our telephone requirements for a majority of our home heating oil customers. We experienced difficulties in advancing this initiative, which adversely impacted our customer base in fiscal years 2004 through 2006.

In fiscal 2008, we completed our transition from a centralized customer service model to a more traditional customer service model in which all of our customer service calls are answered locally. We have implemented an employee staffed centralized call center to augment our internal staffing requirements for certain overflow, off-peak and weekend hours. In addition, to reduce gross customer losses, we require all employees to attend a team-building and role-playing program that we call Boot Camp. The goal of this program is to train and retrain all employees toward a customer service focus and to reinforce an environment of continual improvement.

We are committed to our strategy to increase unit-holder value through (i) reduced net customer attrition, (ii) operational efficiencies and productivity improvements, and (iii) increased market share through the acquisition of other heating oil distributors or the possible expansion into other energy or petroleum-related businesses.

Customers and Pricing

Our full service home heating oil customer base is comprised of 96% residential customers and 4% commercial customers. Our residential customer receives small deliveries on average of 170 gallons and our commercial accounts receive larger deliveries on average of 425 gallons. Typically, we make four to six deliveries per customer per year. Deliveries are scheduled based on each customer’s historical consumption pattern and prevailing weather conditions. Currently, 92% of our deliveries are scheduled automatically and 8% of our home heating oil customer base call from time to time to schedule a delivery. Our practice is to bill customers promptly after delivery. We also offer a balanced payment plan in which a customer’s estimated annual oil purchases and service contract fees are paid for in a series of equal monthly payments. Approximately 36% of our residential home heating oil customers have selected this billing option.

We offer several pricing alternatives to our customers. Our variable pricing program allows the price to float with the home heating oil market and generally move up or down in response to market changes and other factors. In addition, we offer price protection programs, which establish either a fixed or a ceiling per gallon price that the customer would pay over a fixed period.

We have recently experienced a shift in the number of residential customers seeking a price protection plan:

	As of September 30th
	2008	2007
Variable	48.6%	61.0%
Ceiling	34.4%	23.2%
Fixed	17.0%	15.8%

	100.0%	100.0%

Sales to residential customers ordinarily generate higher per gallon margins than sales to commercial customers. Due to greater price sensitivity and hedging complexities of residential protected price customers, the per gallon margins realized from price protected customers generally are less than variable priced residential customers. Per gallon gross profit margins can also vary by geographic region. Accordingly, per gallon gross profit margins could vary significantly from year to year in a period of identical sales volumes.

Customer Attrition

We measure net customer attrition for our full service residential and commercial home heating oil customers. Net customer attrition is the difference between gross customer losses and customers added through internal marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. Gross customer losses are the result of a number of factors, including price competition, move outs, service issues, credit losses and conversions to natural gas. When a customer moves out of an existing home we count the “move out” as a loss and if we are successful in signing up the new homeowner, the “move in” is treated as a gain.

For fiscal 2008, we lost 18,300 accounts (net), or 4.4% of our home heating oil customer base, as compared to fiscal 2007 in which we lost 21,300 accounts (net), or 5.0% of our home heating oil customer base. In fiscal 2006, we lost 29,600 accounts (net), or 6.6% of our home heating oil customer base. While our net customer attrition improved in fiscal 2008 when compared to fiscal 2007, our gross losses (which is reflective of customer turn-over) increased to 19.1% in fiscal 2008, as compared to 17.6% in fiscal 2007. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Customer Attrition)

Suppliers and Supply Arrangements

We purchase home heating oil for delivery in either barge, pipeline or truckload quantities, and have contracts with approximately 70 third-party terminals for the right to temporarily store heating oil at their facilities. Purchases are made under supply contracts or on the spot market. We enter into market price based contracts for approximately 70% of our home heating oil requirements. During fiscal 2008, Global Companies, Sunoco Inc., and NIC Holding Corp. (Northville Industries) provided 15.6%, 15.2% and 15% respectively, of our product purchases. Aside from these three suppliers, no single supplier provided more than 10% of our product supply during fiscal 2008. For fiscal 2009, we have supply contracts for similar quantities with Global, Sunoco and Northville. Supply contracts typically have terms of 6 to 12 months. All of the supply contracts provide for minimum quantities. In all cases, the supply contracts do not establish in advance the price of fuel oil. This price is based upon a published market index price at the time of delivery or pricing date plus an agreed upon differential. We believe that our policy of contracting for the majority of our anticipated supply needs with diverse and reliable sources will enable us to obtain sufficient product should unforeseen shortages develop in worldwide supplies.

Derivatives

We use derivative instruments in order to mitigate our exposure to market risk associated with the purchase of home heating oil for our protected price customers, physical inventory on hand, inventory in transit and priced purchase commitments.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. Currently, the Partnership has elected not to designate its derivative instruments as hedging instruments under SFAS 133, and the change in fair value of the derivative instruments are recognized in our statement of operations. While we largely expect our realized derivative gains and losses to be offset by increases or decreases in the value of our physical purchases, we will experience volatility in reported earnings due to the recording of unrealized non-cash gains and losses on our derivative instruments prior to their maturity.

On August 12, 2008, the Partnership was informed by the Securities and Exchange Commission, Boston Regional Office that its investigation concerning the use of derivatives and hedge accounting has been completed, and that it does not intend to recommend any enforcement action.

Home Heating Oil Price Volatility

In recent years, the wholesale price of home heating oil has been extremely volatile, resulting in increased consumer price sensitivity to heating costs and increased gross customer attrition. Like any other market commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces. The price of home heating oil is closely linked to the price refiners pay for crude oil, which is the principal cost component of home heating oil. The volatility in the wholesale cost of home heating oil, as measured by the New York Mercantile Exchange (“Nymex”) for fiscal 2008, 2007 and 2006 by quarter, is illustrated by the following chart:

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	Low	High	Low	High	Low	High
Quarter Ended
December 31	$2.1596	$2.7066	$1.5869	$1.8477	$1.6097	$2.0809
March 31	2.4188	3.1483	1.4707	1.8794	1.6075	1.8843
June 30	2.8797	3.9748	1.7978	2.0424	1.8558	2.0964
September 30	2.7197	4.1060	1.9393	2.2609	1.6472	2.1435

Since the end of fiscal 2008, home heating oil prices have continued to decline to $1.67 as of November 30, 2008. The recent decline in home heating oil prices from the peak in July 2008 has resulted in some of our fixed price customers seeking to terminate or renegotiate their respective arrangements. The Partnership’s policy is to enforce its contract rights vigorously while attempting to retain these fixed price customers.

Competition

Most of our district locations compete with numerous distributors, primarily on the basis of reliability of service, price, and response to customer needs. Each district location operates in its own competitive environment.

We compete with distributors offering a broad range of services and prices, from full-service distributors, like ourselves, to those offering delivery only. Like many companies in the home heating oil business, we provide home heating equipment repair service on a 24-hour-a-day, seven-day-a-week, 52 weeks a year basis. We believe that this level of service tends to help build customer loyalty. In some instances homeowners have formed buying cooperatives that seek to purchase fuel oil from distributors at a price lower than individual customers are otherwise able to obtain. We also compete for retail customers with suppliers of alternative energy products, principally natural gas, propane and electricity. The expansion of natural gas into traditional home heating oil markets in the Northeast has historically been inhibited by the capital costs required to expand distribution and pipeline systems.

Seasonality

Our fiscal year ends September 30. All references to quarters and years in this document are to fiscal quarters and years unless otherwise noted. The seasonal nature of our business results in the sale of approximately 30% of our volume in the first quarter and 45% of our volume in the second quarter of each fiscal year, the peak heating season. We generally realize net income the first and second fiscal quarters and net losses during the third and fourth fiscal quarters.

Acquisitions

In fiscal 2008, we completed the purchase of seven retail heating oil dealers with approximately 5,700 home heating oil customers and one small home security business for an aggregate cost of approximately $2.6 million, reduced by $0.7 million of working capital credits and closed one home heating oil acquisition in October 2008, with approximately 3,800 accounts for an aggregate cost of approximately $3.9 million, reduced by $0.7 of working capital credits. In fiscal 2007, we completed the purchase of seven retail heating oil dealers with approximately 19,400 home heating oil customers and several thousand plumbing customers for an aggregate cost of $26.4 million. We made no acquisitions in fiscal 2006. Under the terms of our revolving credit facility, there are limitations on the size of individual acquisitions in addition to financial tests that must be satisfied before an acquisition can be consummated (See Item 1A. Risk Factors for acquisitions).

Employees

As of September 30, 2008, we had 2,692 employees, of whom 778 were office, clerical and customer service personnel; 967 were equipment technicians; 366 were oil truck drivers and mechanics; 378 were management and 203 were employed in sales. Of these employees 1,245 are represented by 17 different local chapters of labor unions. Some of these unions have union administered pension plans that have significant unfunded liabilities, a portion of which could be assessed to us should we withdraw from these plans. The Partnership does not expect to withdraw from these plans. In addition, approximately 394 seasonal employees are rehired annually to support the requirements of the heating season. We are currently involved in six union negotiations. We believe that our relations with both our union and non-union employees are generally satisfactory.

Government Regulations

We are subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the “Superfund” law, imposes joint and several liabilities without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a hazardous substance into the environment. Products stored and/or delivered by the Partnership and certain automotive waste products generated by the Partnership’s fleet are hazardous substances within the meaning of CERCLA. These laws and regulations could result in civil or criminal penalties in cases of non-compliance or impose liability for remediation costs. The Partnership is currently a named “potentially responsible party” in one CERCLA civil enforcement action. This action is still in litigation. We do not believe that this action will have a material impact on our financial condition or results of operations.

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

Current economic conditions could adversely affect our results of operations and financial condition.

In 2008, economic conditions in the United States have experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, the general unavailability of financing, collateral effects on the finance and banking industries, volatile energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns.

Uncertainty about current economic conditions poses a risk as our customers may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for the Partnership’s equipment and services and could lead to increased conservation and the possibility of certain of our customers seeking lower cost providers. If adverse economic conditions persist, the Partnership could experience an increase in bad debts from financially distressed customers, which would have a negative effect on our liquidity, results of operations and financial condition. In addition, the current economic environment has increased our rejection rate of potential accounts due to unacceptable credit scores.

The Partnership relies on the continued solvency of our derivative and insurance counterparties. The Partnership regularly uses derivative instruments such as futures, options, and swap agreements, in order to mitigate our exposure to market risk associated with the purchase of home heating oil for our protected price customers, physical inventory on hand, inventory in transit and priced purchase commitments. The Partnership insures itself against catastrophic property and other losses with insurance companies.

The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets that may also adversely affect the Partnership’s results of operations and financial conditions. There could be a number of follow-on effects from the credit crisis on the Partnership’s business, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of the Partnership’s products and/or increased bad debt expense due to customer insolvencies; and failure of derivative counterparties and other financial institutions negatively impacting the Partnership’s liquidity and financial condition.

If counterparties to our derivative instruments were to fail, the Partnership’s liquidity, results of operations and financial condition could be materially impacted, as we would be obligated to fulfill our operational requirement of purchasing, storing and selling home heating oil, while losing the mitigating benefits of economic hedges with a failed counterparty. If one of our insurance carriers should fail, the Partnership’s liquidity results of operations and financial condition could be materially impacted, as we would have to fund any catastrophic loss. Currently, we have outstanding derivative instruments with the following counterparties: Wachovia Bank, NA, Societe Generale, Newedge USA, LLC, JPMorgan Chase Bank, NA, Cargill, Inc., Bank of America, N.A., Credit Suisse, Citibank, N.A., Key Bank National Association and RBS Sempra. Our primary insurance carrier is a subsidiary of American International Group. Wachovia Corporation and Wells Fargo & Company plan to merge by the end of 2008.

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our debt obligations. Any refinancing of this substantial debt could be at significantly higher interest rates.

As of September 30, 2008, we had total debt, exclusive of borrowings under our revolving credit facility, of approximately $172.8 million (excluding discounts and premiums). Our substantial indebtedness and other financial obligations could:

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

In light of the current financial turmoil, there can be no assurance that the lenders within our lending group will fund a borrowing request.

From time to time, the Partnership borrows to meet its seasonal working capital needs. In light of the current financial turmoil affecting the banking system and financial markets, there can be no assurances that all of the lending institutions within our lending group will have the ability to fund their pro rata portion of a borrowing request. Our lending group includes JP Morgan Chase, Bank of America, Wachovia Bank, General Electric Capital Corporation, RBS Citizens, Wells Fargo Foothill, Societe Generale, Allied Irish Banks, PNC Bank, Citibank, Israel Discount Bank, RZB Finance, and Bank Leumi. Wachovia Corporation and Wells Fargo & Company plan to merge by the end of 2008.

Our credit facility expires in December 2009 and if the current adverse conditions in the credit markets continue, it may be more difficult and/or expensive to renew, extend or increase our credit facility.

The Partnership’s current credit facility expires in December 2009. Based on home heating oil prices as of November 30, 2008, the Partnership believes that this facility will be sufficient to provide for its seasonal working capital needs in fiscal 2009. However, if heating oil prices escalate, the current facility may have to be increased, or the Partnership may need to seek alternative sources of financing.

If the current adverse conditions in the credit markets continue, it may be more difficult for the Partnership to renew, extend or increase our credit facility and any such renewal, extension or increase in the size of the facility may be at higher spreads over LIBOR than is currently paid by the Partnership, and/or require us to incur significant transaction fees.

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

A change in ownership of Star Gas Partners may result in the limitation of the potential utilization of net operating loss carryforwards by our corporate subsidiary may impact our ability to pay cash distributions.

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

As of the calendar tax year ended December 31, 2007, Star/Petro, Inc., had a federal net operating loss carryforward (“NOL”) of approximately $112 million, of which approximately $29.3 million is limited in accordance with Federal income tax law as a result of prior transactions. The NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income. In general, the Partnership would be deemed to have an “ownership change” under Section 382 if, immediately after any owner shift involving a 5% unitholders or any equity structure shift, the percentage of units of the Partnership owned by one or more 5% unitholder has increased by more than 50% over the lowest percentage of units of the Partnership (or any predecessor entity) owned by such unitholder at any time during the three-year testing period.

In June 2007, the Partnership amended its Amended and Restated Unite Purchase Rights Agreement dated as of July 20, 2006 in order to protect the NOLs by deterring any person or group from acquiring more than 5% (reduced from 15% prior to the amendment) of the Partnership’s issued and outstanding common units. The amendment also discourages existing 5% or greater unitholders (including the general partner) from acquiring additional common units equal to 1% or more of the outstanding common units. A person or group that acquires units in excess of these amounts would be subject to substantial dilution under the Rights Agreement. However, there can be no assurance that the Partnership will not experience an ownership change under Section 382.

Since weather conditions may adversely affect the demand for home heating oil, our financial condition is vulnerable to warm winters.

Weather conditions have a significant impact on the demand for home heating oil because our customers depend on this product principally for space heating purposes. As a result, weather conditions may materially adversely impact our operating results and financial condition. During the peak-heating season of October through March, sales of home heating oil historically have represented approximately 75% to 80% of our annual home heating oil volume. Actual weather conditions can vary substantially from year to year or from month to month, significantly affecting our financial performance. Furthermore, warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized and, consequently, our results of operations. For example, in fiscal 2002 and fiscal 2006, temperatures were significantly warmer than normal for the areas in which we sell home heating oil, which adversely affected the amount of net income, EBITDA and adjusted EBITDA (see Item 6. EBITDA and Adjusted EBITDA calculation) that we generated during these periods. In fiscal 2002, temperatures in our areas of operation were an average of 18.4% warmer than in fiscal 2001 and 18.0% warmer than normal. For fiscal 2009, we have purchased weather insurance of $12.5 million to help minimize the adverse effect of warmer weather on our cash flows. This current weather insurance contract covers the period from November 1 to February 28, taken as a whole in each of the fiscal years covered. The strike or “pay-off” price is based on the 10-year moving average of degree- days for the contract period and has been set at approximately 3% less than the 10-year moving average. For every degree-day not realized below the strike-price we will receive $35,000, up to a maximum of $12.5 million. The Partnership does not have any weather insurance past February 2009.

However, there can be no assurance that this insurance will be adequate to protect us from adverse effects of weather conditions or that we may be able to obtain a similar policy in the future.

Our operating results will be adversely affected if we continue to experience significant net attrition in our home heating oil customer base.

Our net attrition rate of home heating oil customers for fiscal 2008, 2007, and 2006 was approximately 4.4%, 5.0%, and 6.6%, respectively. This rate represents the net of our annual gross customer losses after gross customer gains. For fiscal 2008, 2007, and 2006 we had gross customer losses of 19.1%, 17.6%, and 19.6%, respectively, which were partially offset by gross customer gains during these periods of 14.7%, 12.6%, and 13%, respectively. The gain of a new customer does not fully compensate for the loss of an existing customer because of the expenses incurred during the first year to acquire a new customer and the higher attrition rate associated with new customers. Customer losses are the result of various factors, including but not limited to:

•	price competition;

•	customer relocations;

•	credit problems;

•	quality of service issues; and

•	conversions to natural gas.

The continuing unprecedented volatility in the price of heating oil has intensified price competition and added to our difficulty in reducing net customer attrition.

For additional information about customer attrition, See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Customer Attrition.”

Increases in home heating oil prices beyond current levels may have adverse effects on our business, financial condition and results of operations.

Increases in home heating oil prices beyond current levels may have adverse effects on our business, financial condition and results of operations, including the following:

•	higher bad debt expense as a result of higher selling prices;

•	higher interest expense as a result of increased working capital borrowing to finance higher receivables and/or inventory balances; and

•

reduced liquidity as a result of higher receivables and/or inventory balances as the Partnership must fund a portion of any increase in receivables, inventory and hedging costs from its own resources thereby tying up funds that would otherwise be available for other purposes.

The volatility in wholesale energy costs may adversely affect our liquidity.

Our business requires a significant investment in working capital to finance accounts receivable and inventory during the heating season. Under our revolving credit facility, which expires in December 2009, we may borrow up to $260 million, which increases to $360 million during the peak winter months from December through April of each year (subject to borrowing base limitations and a coverage ratio) for working capital purposes subject to maintaining availability (as defined in the credit agreement) of $25 million or a fixed charge coverage ratio of not less than 1.1 to 1.0.

If increases in home heating oil costs cause our working capital requirements to exceed the amounts available under our revolving credit facility or should we fail to maintain the required availability, we would not have sufficient working capital to operate our business, which could have a material adverse effect on our financial condition and results of operations.

We also utilize futures contracts to manage market risk related to changes in the current and future market price of home heating oil sold to our fixed price customers. To a certain extent, availability must be set aside to respond to the volatile home heating oil markets. Futures contracts are marked to market on a daily basis and require an initial cash margin deposit and potentially require a daily adjustment to such cash deposit (maintenance margin). For example, assuming 50 million gallons are hedged with a futures contract, a $1.00 per gallon decline in the market value of these derivative instruments (as we experience from time-to-time) would create an additional cash margin requirement of approximately $50 million. In this example, availability in the short-term is reduced, as we fund the margin call. This availability reduction should be temporary, as we should be able to purchase product at a later date for $1.00 a gallon less than the anticipated strike price when the agreement with the price-protected customer was entered into. A spike in wholesale heating oil prices could also reduce availability, as we must finance a portion of our inventory and accounts receivable with internally generated cash, as the net advance for eligible accounts receivable is 85% and from 40% to 80% of eligible inventory. Generally, we are required to either prepay or issue letters of credit for inventory purchases, which impacts our liquidity.

We utilize forward swaps with members of our lending group to manage market risk associated with our fixed price customers rather than purchase futures contracts. These institutions have not required an initial cash margin deposit or any mark to market maintenance margin for these swaps. Any mark to market exposure is reserved against our borrowing base and can thus reduce the amount available to us under our revolving credit facility. The mark to market reserve against our borrowing base for swap derivative instruments with our lending group was $13.2 million as of September 30, 2008 and $54.9 million as of November 30, 2008. Our revolving credit facility expires in December 2009 and we must refinance the facility before the 2009-2010 heating season. For positions that exceed the term of our credit facility, we will hedge this exposure with futures contracts which will reduce our liquidity, as the Partnership will be required to cash collateralize a portion of these contracts.

For our ceiling price customers, we purchase call options, which usually requires the Partnership to pay an up front cash payment. This reduces our liquidity, as we must pay for the option before any sales are made to the customer.

For certain of our supply contracts, we are required to establish the purchase price in advance of receiving the physical product. This occurs at the end of the month and is usually no more than 20 days prior to receipt of the product. We use futures contracts or swaps to “short” the purchase commitment such that the commitment floats with the market. As a result, any upward movement in the market for home heating oil would reduce our liquidity, as we would be required to post additional cash collateral for a futures contract or our availability to borrow under our bank facility would be reduced in the case of a swap. At December 31, 2008, we expect to have approximately 35 million gallons of purchase commitments and physical inventory shorted with a futures contract or swap. Assuming a $1.00 per gallon increase in price, our near term liquidity would be reduced by $35.0 million.

For the majority of our fiscal year, the amount of cash received from customers with a balanced payment plan is greater than actual billings. This amount is reflected on the balance sheet under the caption “customer credit balances.” At September 30, 2008, customer credit balances aggregated $85.4 million. Generally, customer credit balances are at their low point after the end of the heating season and at their peak prior to the beginning of the heating season. We have approximately 145,000 customers, or 36% of our residential customer base, on the balanced payment plan. If home heating oil prices increased and we failed to recalculate the balanced payments to reflect current heating oil prices, our liquidity could also be reduced.

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

A significant portion of our home heating oil volume is sold to price-protected customers (fixed and ceiling) and our gross margins could be adversely affected if we are not able to effectively hedge against fluctuations in the volume and cost of product sold to these customers.

A significant portion of our home heating oil volume is sold to individual customers under an arrangement pre-establishing the ceiling sales price or a fixed price of home heating oil over a fixed period. When the customer makes a purchase commitment for the next period we currently purchase option contracts, swaps and futures contracts for a substantial majority of the heating oil that we expect to sell to these price-protected customers. The amount of home heating oil volume that we hedge per price-protected customer is based upon the estimated fuel consumption per average customer, per month. In the event that the actual usage exceeds the amount of the hedged volume on a monthly basis, we could be required to obtain additional volume at unfavorable margins. In addition, should actual usage in any month be less than the hedged volume, (including, for example, as a result of early terminations by fixed price customers) our hedging losses could be greater. Currently, the Partnership has elected not to designate its derivative instruments as hedging instruments under SFAS 133, and the change in fair value of the derivative instruments are recognized in our statement of operations. Therefore, we could experience great volatility in earnings as these currently outstanding derivative contracts are marked to market and non-cash gains or losses are recorded in the statement of operations.

Significant declines in the wholesale price of home heating oil may cause fixed price customers to renegotiate or terminate their arrangements which may adversely impact our gross profit and net income.

As of September 30, 2008, approximately 17% of our residential customers had a fixed price arrangement. We hedge the cost of the anticipated sales to these customers through the use of various heating oil derivatives. In addition, the majority of these customers are subject to a termination fee should they end their arrangement prior to its expiration date. In general, approximately 41% of our fixed price arrangements (equal to approximately 7% of our home heating oil customer base) are renewed during the period from April 1 to September 30, each year.

When the wholesale price of home oil declines significantly after a customer enters into a fixed price arrangement with us, some customers elect to renegotiate their arrangement in order to enter into a lower cost pricing plan with us or terminate their arrangement and switch to a competitor. Even when we are able to collect a termination fee from such customers, in most instances, the termination fee does not cover the entire exposure of a severe market decline such as experienced since March 2008.

As of December 1, 2008, approximately 20% of our fixed price customers (equal to approximately 1.4% of our home heating oil customer base) that entered into a fixed price arrangement during the period from April 1, 2008 to September 30, 2008 have either renegotiated their fixed price or switched to a competitor. Based on renegotiations and terminations through December 1, 2008, we estimate that our net income in fiscal 2009 will be adversely impacted by approximately $3.0 million by this development. If home heating oil prices continue to fall and/or more fixed price customers decide to renegotiate their fixed price arrangement or seek another supplier, we expect that our profitability would be further reduced. However, due to the numerous variables and uncertainties involved we cannot reasonably estimate at this time how much that reduction would be, although such reduction could be material.

If we do not make acquisitions on economically acceptable terms, our future growth will be limited.

The home heating oil industry is not a growth industry because new housing generally uses natural gas when it is available, and competition has also increased from alternative energy sources. Accordingly, future growth will depend on our ability to make acquisitions at attractive prices. We cannot assure that we will be able to identify attractive acquisition candidates in the home heating oil sector in the future or that we will be able to acquire businesses on economically acceptable terms. Factors that may adversely affect home heating oil operating and financial results may limit our access to capital and adversely affect our ability to make acquisitions. Under the terms of our revolving credit facility, our most restrictive agreement, as long as we maintain certain financial ratios, we are not limited on the number of individual acquisitions or aggregate dollar amount of acquisitions we make in any fiscal year, but we are restricted from making any individual acquisition in excess of $25.0 million without the lenders’ approval. In addition, to make an acquisition, the Partnership is required to have Availability (as defined in the credit agreement) of $30.0 million, on a pro forma basis, during the last 12-month period ending on the date of such acquisition. These restrictions may limit our ability to make acquisitions. Any acquisition may involve potential risks to us and ultimately to our unitholders, including:

•	an increase in our indebtedness;

•	an increase in our working capital requirements;

•	our inability to integrate the operations of the acquired business;

•	our inability to successfully expand our operations into new territories;

•	the diversion of management’s attention from other business concerns;

•	an excess of customer loss or loss of key employees from the acquired business; and

•	the assumption of additional liabilities including environmental liabilities.

In addition, acquisitions may be dilutive to earnings and distributions to unitholders, and any additional debt incurred to finance acquisitions may among other things, affect our ability to make distributions to our unitholders.

Because of the highly competitive nature of the home heating oil business, we may not be able to retain existing customers or acquire new customers, which would have an adverse impact on our operating results and financial condition.

Our home heating oil business is subject to substantial competition. Most of our district locations compete with numerous distributors, primarily on the basis of reliability of service, price, and response to customer needs. Each district location operates in its own competitive environment.

We compete with distributors offering a broad range of services and prices, from full-service distributor, like ourselves, to those offering delivery only. Like many companies in the home heating oil business, we provide home heating equipment repair service on a 24-hour-a-day, seven-day-a-week, 52 weeks a year basis. We believe that this tends to build customer loyalty. In some instances homeowners have formed buying cooperatives that seek to purchase fuel oil from distributors at a price lower than individual customers are otherwise able to obtain. We also compete for retail customers with suppliers of alternative energy products, principally natural gas, propane and electricity.

If we are unable to compete effectively, we may lose existing customers or fail to acquire new customers, which would have a material adverse effect on our operating results and financial condition.

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

We self-insure workers’ compensation, automobile and general liability claims up to pre-established limits. In storing and delivering product to our customers, our operations are subject to operational hazards such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures and other events beyond our control. If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations.

We establish reserves based upon expectations as to what our ultimate liability will be for claims using our historical developmental factors. We evaluate on an annual basis the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2008, we had approximately $38.8 million of insurance reserves and had issued $45.6 million in letters of credit for past and future claims. The ultimate settlement of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material effect on our results of operations.

We are the subject of a consolidated class action lawsuit alleging violation of the federal securities laws, which if decided adversely, could have a material adverse effect on our financial condition.

On or about October 21, 2004, a purported class action lawsuit on behalf of a purported class of unit-holders was filed against the Partnership and various subsidiaries and officers and directors in the United States District Court of the District of Connecticut entitled Carter v. Star Gas Partners, L.P., et. al., No. 3:04-cv-01766-IBA, et. al. Subsequently, 16 additional class action complaints, alleging the same or substantially similar claims, were filed in the same district court. The class actions were consolidated into one consolidated amended complaint. For information concerning the procedural history and current status of this lawsuit, see “Item 3. Legal Proceedings.”

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

Distributions of available cash by us to unitholders will not commence before February 2009. Thereafter, distributions on the common units will depend on the amount of cash generated, and distributions may fluctuate based on our performance. The actual amount of cash that is available will depend upon numerous factors, including:

•	profitability of operations;

•	required principal and interest payments on debt or debt prepayments;

•	debt covenants;

•	margin account requirements;

•	cost of acquisitions;

•	issuance of debt and equity securities;

•	fluctuations in working capital;

•	capital expenditures;

•	adjustments in reserves;

•	prevailing economic conditions;

•	financial, business and other factors;

•	increased pension funding requirements; and

•	preserving our net operating loss carry forwards.

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

We provide services to our customers in the Northeast and Mid-Atlantic regions of the United States from 25 principal operating locations and 47 depots, 28 of which are owned and 44 of which are leased. As of September 30, 2008, we had a fleet of 879 truck and transport vehicles, the majority of which were owned and 1,084 service vans, the majority of which were leased. We lease our corporate headquarters in Stamford, Connecticut. Our obligations under our credit facility are secured by liens and mortgages on substantially all of the Partnership’s and subsidiaries real and personal property.

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

On September 23, 2005, defendants filed motions to dismiss the Consolidated Amended Complaint for failure to state a claim under the federal securities laws and failure to satisfy the applicable pleading requirements of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), and the Federal Rules of Civil Procedure. On July 27, 2006, the Court heard oral argument on the pending motion to dismiss. On August 21, 2006, the court issued its rulings on defendants’ motions to dismiss, granting the motions and dismissing the consolidated amended complaint in its entirety On August 23, 2006; the court entered a judgment of dismissal. On September 7, 2006, the plaintiffs moved for reconsideration and to alter and reopen the court’s August 23, 2006 judgment of dismissal and for leave to file a second consolidated amended complaint (“Plaintiffs’ Post-Judgment Motion”). On October 20, 2006, defendants filed their memorandum of law in opposition to the Plaintiffs’ Post-Judgment Motion. Plaintiffs filed their reply brief on or about November 20, 2006. On March 22, 2007 the Court issued its decision denying Plaintiffs’ Post-Judgment Motion.

On April 3, 2007, the Star Gas Defendants filed a Motion for a Mandatory Rule 11 Inquiry and fee shifting which seeks recovery of Defendants’ legal fees pursuant to the PSLRA. On April 24, 2007, class plaintiffs filed their opposition to that motion. The Star Gas Defendants’ reply was filed on May 8, 2007. The matter is now under consideration by the Court.

On April 20, 2007, class plaintiffs filed a notice of appeal to the Court of Appeals for the Second Circuit of Judge Arterton’s decisions dismissing the amended complaint and denying Plaintiffs’ Post-Judgment Motion. Subsequent to the filing of the notice of appeal, class plaintiffs stipulated to the dismissal of the appeal as against Hanseatic Americas, Inc., Paul Biddelman, A.G. Edwards & Sons, Inc., RBC Dain Rauscher Inc., UBS Investment Bank, and Audrey Sevin. On or about July 6, 2007, class plaintiffs filed their brief on appeal. The Star Gas Defendants filed their opposition brief on or about August 21, 2007, and class plaintiffs filed their reply brief on or about September 11, 2007. Oral argument on the appeal has been scheduled to be held in December 2008. In the interim, discovery in the matter remains stayed pursuant to the mandatory stay provisions of the PSLRA. While no prediction may be made as to the outcome of litigation, we intend to defend against this class action vigorously.

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

The following tables set forth the high and low closing price ranges for the common units for the fiscal 2008 and 2007 quarters indicated. There were no cash distributions declared on the common units during these periods.

	SGU – Common Unit Price Range
	High		Low
	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2008	Fiscal Year 2007
Quarter Ended
December 31,	$4.82	$3.84	$3.62	$2.28
March 31,	$3.97	$3.99	$2.79	$3.30
June 30,	$3.45	$4.94	$2.55	$4.00
September 30,	$2.90	$4.95	$2.05	$3.95

As of September 30, 2008, there were approximately 529 holders of record of common units.

There is no established public trading market for the Partnership’s 0.3 million general partner units.

Partnership Distribution Provisions

Beginning October 1, 2008, minimum quarterly distributions on the common units will start accruing at the rate of $0.0675 per quarter ($0.27 on an annual basis) according to the terms of our partnership agreement. There will be no distributions of available cash by us to the holders of our common units and general partner units before February 2009. The information concerning restrictions on distributions required by Item 5 of this report is incorporated by reference to Note 5. Quarterly Distribution of Available Cash, of the Partnership’s consolidated financial statements.

The revolving credit facility and the indenture for the new notes both impose certain restrictions on our ability to pay distributions to unitholders.

ITEM 6.	SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

The selected financial data as of September 30, 2008 and 2007, and for the years ended September 30, 2008, 2007 and 2006 is derived from the financial statements of the Partnership included elsewhere in this Report. The selected financial data as of September 30, 2006, 2005 and 2004 and for the years ended September 30, 2005 and 2004 is derived from financial statements of the Partnership not included elsewhere in this Report. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Years Ended September 30,
(in thousands, except per unit data)	2008	2007	2006	2005	2004
Statement of Operations Data:
Sales	$1,543,093	$1,267,175	$1,296,512	$1,259,478	$1,105,091
Costs and expenses:
Cost of sales	1,257,849	981,875	1,014,908	983,732	797,330
(Increase) decrease in the fair value of derivative instruments	25,467	(15,664)	45,677	(6,081)	(25,811)
Delivery and branch expenses	212,125	197,829	203,878	231,086	232,985
Depreciation and amortization expenses	26,784	28,995	32,415	35,480	37,313
General and administrative expenses	17,563	19,029	22,832	43,685	19,537
Goodwill impairment charge	—	—	—	67,000	—

Operating income (loss)	3,305	55,111	(23,198)	(95,424)	43,737
Interest expense, net	13,808	11,525	21,203	31,838	36,682
Amortization of debt issuance costs	2,339	2,282	2,438	2,540	3,480
Loss on redemption of debt	—	—	6,603	42,082	—

Income (loss) from continuing operations before income taxes	(12,842)	41,304	(53,442)	(171,884)	3,575
Income tax expense	566	2,002	477	696	1,240

Income (loss) from continuing operations	(13,408)	39,302	(53,919)	(172,580)	2,335
Income (loss) from discontinued operations, net of income taxes	—	—	—	(6,189)	22,176
Gain (loss) on sales of discontinued operations, net of income taxes	—	(1,061)	—	157,560	(538)

Income (loss) before cumulative effects of changes in accounting principle for continuing operations	(13,408)	38,241	(53,919)	(21,209)	23,973
Cumulative effects of changes in accounting principles-change in inventory pricing method	—	—	(344)	—	—

Net income (loss)	$(13,408)	$38,241	$(54,263)	$(21,209)	$23,973

Weighted average number of limited partner units:
Basic	75,774	75,774	52,944	35,821	35,205

Diluted	75,774	75,774	52,944	35,821	35,205

	Fiscal Years Ended September 30,
(in thousands, except per unit data)	2008	2007	2006	2005	2004
Per Unit Data:
Basic and diluted income (loss) from continuing operations per unit (a)	$(0.18)	$0.51	$(1.01)	$(4.77)	$0.07
Basic and diluted net income (loss) per unit (a)	$(0.18)	$0.50	$(1.02)	$(0.59)	$0.67
Cash distribution declared per common unit	$—	$—	$—	$—	$2.30
Cash distribution declared per senior sub. unit	$—	$—	$—	$—	$1.73
Balance Sheet Data (end of period):
Current assets	$344,299	$320,503	$295,880	$305,319	$228,053
Total assets	$605,433	$602,104	$581,208	$623,148	$954,858
Long-term debt	$173,752	$173,941	$174,056	$267,417	$503,668
Partners’ Capital	$199,977	$216,331	$173,325	$145,108	$169,771
Summary Cash Flow Data:
Net Cash provided by (used in) operating activities	$71,555	$51,115	$18,364	$(54,915)	$13,669
Net Cash provided by (used in) investing activities	$(5,488)	$(29,254)	$(3,271)	$467,431	$6,447
Net Cash provided by (used in) financing activities	$(145)	$(96)	$(23,120)	$(306,694)	$(19,874)
Other Data:
Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization (EBITDA)	$30,089	$84,106	$2,614	$(102,026)	$81,050
Adjusted EBITDA (b)	$55,556	$68,442	$54,894	$975	$55,239
Retail gallons sold	351,128	376,645	389,920	487,300	551,612

(a)	Income (loss) from continuing operations per unit is computed by dividing the limited partners’ interest in income (loss) from continuing operations by the weighted average number of limited partner units outstanding. Net income (loss) per unit is computed by dividing the limited partners’ interest in net income (loss) by the weighted average number of limited partner units outstanding.
(b)	Adjusted EBITDA is calculated as earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated and investors measure its overall performance and liquidity, including its ability to pay quarterly equity distributions, service its long-term debt and other fixed obligations and fund its capital expenditures and working capital requirements.

The definition of EBITDA and Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

EBITDA and adjusted EBITDA is calculated for the fiscal years ended September 30 as follows:

(in thousands)	2008	2007	2006	2005	2004
Income (loss) from continuing operations	$(13,408)	$39,302	$(53,919)	$(172,580)	$2,335
Plus:
Income tax expense	566	2,002	477	696	1,240
Amortization of debt issuance cost	2,339	2,282	2,438	2,540	3,480
Interest expense, net	13,808	11,525	21,203	31,838	36,682
Depreciation and amortization	26,784	28,995	32,415	35,480	37,313

EBITDA from continuing operations	30,089	84,106	2,614	(102,026)	81,050
(Increase) / decrease in the fair value of derivative instruments	25,467	(15,664)	45,677	(6,081)	(25,811)
(Gain) loss on redemption of debt	—	—	6,603	42,082	—
Goodwill impairment charge	—	—	—	67,000	—

Adjusted EBITDA	55,556	68,442	54,894	975	55,239

Add / (subtract)
Income tax expense	(566)	(2,002)	(477)	(696)	(1,240)
Interest expense, net	(13,808)	(11,525)	(21,203)	(31,838)	(36,682)
Unit compensation income	—	—	—	(2,185)	(4,382)
Provision for losses on accounts receivable	11,961	5,726	6,105	9,817	7,646
(Increase) decrease in accounts receivables	(28,002)	5,761	(3,809)	(13,845)	(6,178)
(Increase) decrease in inventories	41,368	(8,222)	(23,830)	(18,248)	(10,067)
Increase (decrease) in customer credit balances	13,390	(3,724)	8,576	11,360	9,446
Change in other operating assets and liabilities	(8,344)	(3,341)	(1,892)	(10,255)	(113)

Net cash provided by (used in) operating activities	$71,555	$51,115	$18,364	$(54,915)	$13,669

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with, the effect of weather conditions on our financial performance, the price and supply of home heating oil, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new accounts and retain existing accounts, our ability to make strategic acquisitions, the impact of litigation, the continuing residual impact of the business process redesign project and our ability to address issues related to that project, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of future environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counter party credit worthiness, marketing plans, and general economic conditions. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth under the heading “Risk Factors” and “Business Initiatives and Strategy.” Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Overview

The following is a discussion of the historical financial condition and results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the description of our business in Item 1. “Business” and the historical Financial and Operating Data and Notes thereto included elsewhere in this Report.

In fiscal 2008, we completed our transition from a centralized customer service model to a more traditional customer service model in which the majority of our customer service calls are answered locally. We have implemented an employee staffed centralized call center to augment our internal staffing requirements for certain overflow, off-peak and weekend hours.

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

Degree Day

A “degree day” is an industry measurement of temperature designed to evaluate energy demand and consumption. Degree days are based on how far the average temperature departs from 65°F. Each degree of temperature above 65°F is counted as one cooling degree day, and each degree of temperature below 65°F is counted as one heating degree day. Degree days are accumulated each day over the course of a year and can be compared to a monthly or a long-term (multi-year) average, or normal, to see if a month or a year was warmer or cooler than usual. Degree days are officially observed by the National Weather Service and officially archived by the National Climatic Data Center. For purposes of evaluating our results of operations, we use the normal heating degree day amount as reported by the National Weather Service in our operating areas.

EBITDA and Adjusted EBITDA

EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and adjusted EBITDA are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

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

A significant portion of our home heating oil volume is sold to individual customers under an arrangement pre-establishing the ceiling sales price or a fixed price of home heating oil over a fixed period. We currently purchase option contracts, swaps and futures contracts for a substantial majority of the heating oil that we expect to sell to these price-protected customers when the customer makes a purchase commitment for the next period. The amount of home heating oil volume that we hedge per price-protected customer is based upon the estimated fuel consumption per average customer, per month. In the event that the actual usage exceeds the amount of the hedged volume on a monthly basis, we could be required to obtain additional volume at unfavorable margins. In addition, should actual usage in any month be less than the hedged volume, our hedging losses could be greater.

As of December 1, 2008, approximately 20% of our fixed price customers (equal to approximately 1.4% of our home heating oil customer base) that entered into a fixed price arrangement during the period from April 1, 2008 to September 30, 2008 have either renegotiated their fixed price or switched to a competitor. Based on renegotiations and terminations through December 1, 2008, we estimate that our net income in fiscal 2009 will be adversely impacted by approximately $3.0 million by this development. If home heating oil prices continue to fall and/or more fixed price customers decide to renegotiate their fixed price arrangement or seek another supplier, we expect that our profitability would be further reduced and such reduction could be material. However, due to the numerous variables and uncertainties involved we cannot reasonably estimate at this time how much that reduction would be, although such reduction could be material.

See “Item 1A – Risk Factors – If fixed price customers renegotiate their plans for a lower price or terminate their plans, our gross profit and net income (loss) could be adversely affected.”

Derivatives

SFAS No. 133, established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective, as defined in SFAS No. 133, changes in fair value are recognized in other comprehensive income until the forecasted hedged item is recognized in earnings. Currently, the Partnership has elected not to designate its derivative instruments as hedging instruments under SFAS 133, and the change in fair value of the derivative instruments are recognized in our statement of operations. Therefore, we experience great volatility in earnings as outstanding home heating oil derivative instruments are marked to market and non-cash gains and losses are recorded prior to the sale of the commodity to the customer. To the extent that the Partnership continues this accounting treatment, the volatility in any given period related to unrealized non-cash gains or losses on derivative home heating oil instruments can be significant to the overall results of the Partnership. However, we ultimately expect those gains and losses to be offset when they become realized.

Volatility in Home Heating Oil Prices

The wholesale price of home heating oil has been extremely volatile over the last several years. During fiscal 2008, new record highs for home heating oil were achieved many times. Home heating oil prices in the last sixteen months have both increased and decreased by over $2.00 per gallon. As a result of this volatility, the cost to purchase certain derivative instruments has increased, and the margin requirement to hedge futures contracts on the New York Mercantile Exchange has increased as well. Our liquidity is adversely impacted in times of increasing heating oil prices, as the Partnership must use cash to pay for its hedging requirements and to fund a portion of the increased levels of accounts receivable and inventory. Our liquidity is adversely impacted at times of decreasing heating oil prices due to the increased margin requirements of the futures contracts and swaps that we use to manage market risks related to our fixed price customers. Consumer awareness of all energy costs, including home heating oil, is increasing. This heightened awareness has increased customer losses and reduced our ability to attract new customers, as customers seek out the lowest price providers regardless of the level of service they provide or their financial stability. We also have experienced a reduction in volume of home heating oil sold due to conservation efforts by our customers, and we expect that this trend will continue.

Weather Insurance Contract – Warm Weather

Weather conditions have a significant impact on the demand for home heating oil because our customers depend on this product principally for space heating purposes. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. Furthermore, warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized on those sales and, consequently, our results of operations. We purchased weather insurance to help mitigate the adverse effect of warm weather on our cash flows for the period from November 1, 2007 to February 29, 2008, taken as a whole and for the period November 1, 2008 to February 28, 2009, taken as a whole. The strike or “pay-off” price is based on the 10 year moving average of degree-days for the contract period and has been set at approximately 3% less than the 10 year moving average. For every degree-day not realized below the strike-price we are entitled to receive $35,000 up to a maximum of $12.5 million.

Accounts Receivable

As of September 30, 2008, the Partnership’s accounts receivable balance was $95.7 million (net of allowance) and represents an increase of 21% when compared to the balance as of September 30, 2007 of $78.9 million (net of allowance). The increase in accounts receivables correlates to an approximate 22% increase in total sales for the three and twelve months ended September 30, 2008. Day’s sales outstanding as of September 30, 2008, (when measured on a three-month basis) remained unchanged at 57 days when compared to the level at September 30, 2007. Included in the gross accounts receivable balance as of September 30, 2008 are amounts due from non budget customers that are 90-days in arrears of $27.7 million and amounts from budget customers of $7.6 million, whose deliveries have exceeded their budget payments and are aged at least 90-days. (As of September 30, 2007, the comparable amounts due from non-budget customers 90-days in arrears was $19.0 million and budget customers 90-days in arrears was $5.1 million.)

Customer Attrition

We measure net customer attrition for our full service residential and commercial home heating oil customers. Net customer attrition is the difference between gross customer losses and customers added through internal marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. Gross customer losses are the result of a number of factors, including price competition, move-outs, service issues, credit losses and conversions to natural gas. When a customer moves out of an existing home we count the “move out” as a loss and if we are successful in signing up the new homeowner, the “move in” is treated as a gain.

Gross customer gains and gross customer losses

	Fiscal Year Ended
Description	2008	2007	2006
Gross Customer Gains	61,200	53,500	58,200
Gross Customer Losses	(79,500)	(74,800)	(87,800)

Net Customer Loss	(18,300)	(21,300)	(29,600)

We lost 18,300 accounts in fiscal 2008 (net), or 4.4% of our home heating oil customer base, as compared to fiscal 2007 in which we lost 21,300 accounts (net), or 5.0%, of our home heating oil customers. The increase in gross customer gains of 7,700 was due to the success of our customer and employee referral programs and selective media advertising, which highlighted the stability of our operations. In fiscal 2008, 17,400 of the homes we serviced changed ownership, compared to 23,100 homes in the prior year. In fiscal 2008, we were able to retain 9,700 of those homes, versus 12,300 retained in fiscal 2007. Offsetting the reduction in gross losses due to move-outs in fiscal 2008, were increases in losses relating to price (6,300), credit (2,500) and conversions to natural gas (2,400).

We lost 21,300 accounts in fiscal 2007 (net), or 5.0% of our home heating oil customer base, as compared to fiscal 2006 in which we lost 29,600 accounts (net), or 6.6% of our home heating oil customers. In fiscal 2007, 23,100 of the homes we serviced changed ownership compared to 26,200 homes in the prior year. In fiscal 2007, we were able to retain 12,300 of those homes, versus 13,600 retained in fiscal 2006. In addition to the reduction in gross losses due to move-outs in fiscal 2007, we also experienced fewer losses related to price. Gross gains were negatively impacted by (i) the continuation of our higher minimum profitability standards for new customers, (ii) continued customer price sensitivity due to the increased level and volatility of energy prices and (iii) increased minimum credit standards for customers.

Net customer attrition as a percentage of the home heating oil customer base

In fiscal 2008, gross losses increased to 19.1% versus 17.6% in fiscal 2007, primarily due to heightened consumer price awareness.

	Fiscal Year Ended
Description	2008	2007	2006
Gross Customer Gains	14.7%	12.6%	13.0%
Gross Customer Losses	(19.1)%	(17.6)%	(19.6)%

Net Customer Attrition	(4.4)%	(5.0)%	(6.6)%

Net home heating oil customers accounts (lost) by quarter

	Fiscal Year Ended
Quarter Ended	2008	2007	2006
December 31	(5,500)	(4,100)	(7,200)
March 31	(6,600)	(5,300)	(10,600)
June 30	(5,600)	(6,100)	(6,300)
September 30	(600)	(5,800)	(5,500)

Total	(18,300)	(21,300)	(29,600)

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

Fiscal Year Ended September 30, 2008

Compared to the Fiscal Year Ended September, 2007

Volume

For 2008, retail volume of home heating oil decreased by 25.5 million gallons, or 6.8%, to 351.1 million gallons, as compared to 376.6 million gallons for fiscal 2007. Volume of other petroleum products declined by 11.3 million gallons, or 18.8%, to 48.9 million gallons for fiscal 2008, as compared to 60.2 million gallons for fiscal 2007. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil
Volume—Fiscal 2007	376.6
Impact of warmer temperatures	(2.3)
Net customer attrition—retail/commercial	(22.1)
Acquisitions	13.4
Conservation/Other	(14.5	)(a)

Change	(25.5)

Volume—Fiscal 2008	351.1

(a)	Includes an estimated 3.0 million gallons reclassified to other petroleum product sales.

Temperatures in our geographic areas of operations for 2008 were 0.5% warmer than fiscal 2007 and 6.2% warmer than normal, as reported by the National Oceanic Administration (“NOAA”). For fiscal 2008, net customer attrition was 4.4%. Due to the significant increase in the price per gallon of home heating oil over the last several years, we believe that customers are using less home heating oil given similar temperatures when compared to prior periods and this decrease is reflected in the “Conservation/Other” heading in the above table.

The percentage of home heating oil volume sold to our highest margin residential variable price customers decreased to 42.9% of total home heating oil volume sales for fiscal 2008, as compared to 45.9% for fiscal 2007. Accordingly, the percentage of home heating oil volume sold to residential price-protected customers increased to 42.4% for fiscal 2008, as compared to 37.7% for fiscal 2007. For fiscal 2008, sales to commercial/industrial customers represented 14.7% of total home heating oil volume sales, as compared to 16.5% for fiscal 2007.

Product Sales

For fiscal 2008, product sales increased $265.3 million, or 24.4%, to $1.354 billion, as compared to $1.089 billion for fiscal 2007, as a 33.7% increase in home heating oil selling prices was reduced by the 6.8% decrease in home heating oil volume.

Installation and Service Sales

For fiscal 2008, installation and service sales increased $10.6 million, or 5.9%, to $189.1 million, as compared to $178.5 million for fiscal 2007, due to an increase in installation sales of $4.6 million and an increase in service revenue of $6.0 million, largely from acquisitions.

Cost of Product

For fiscal 2008, cost of product increased $276.4 million, or 34.3%, to $1.081 billion, as compared to $804.9 million for fiscal 2007, as the 6.8 % decrease in home heating oil volume was more than offset by higher per gallon wholesale product cost for home heating oil of 45.7%.

Home heating oil margins for fiscal 2008 increased by $.0218 per gallon, or 3.0%, to $0.7428 per gallon, from $0.7210 per gallon in fiscal 2007. We believe the change in home heating oil margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction.

For fiscal 2008, total product gross profit decreased by $11.1 million to $272.6 million, as compared to $283.7 million for fiscal 2007, as the increase due to higher home heating oil per gallon margins of $7.6 million was reduced by the impact of lower home heating oil volume of $18.4 million and a reduction in gross profit from other petroleum products of $0.3 million.

(Increase) Decrease in the Fair Value of Derivative Instruments

During fiscal 2008, the change in the fair value of derivative instruments resulted in the recording of a $25.5 million charge due to the expiration of certain hedged positions ($1.3 million charge), and a decrease in market value for unexpired hedges ($24.2 million charge).

During fiscal 2007, the increase in the fair value of derivative instruments resulted in the recording of a $15.7 million net credit due to the expiration of certain hedged positions or their realization to cost of product ($14.4 million), and an increase in market value for unexpired hedges ($1.3 million).

Cost of Installations and Service

For fiscal 2008, cost of installations and service decreased $0.4 million, or 0.2%, to $176.5 million, as compared to $176.9 million for fiscal 2007, as an increase in installation costs of $5.0 million was reduced by lower service expenses of $5.4 million. Installation costs were higher largely due to acquisition installation sales. Service expenses were lower due to our continued efforts to control our service department expenses and a reduction in our customer base. The gross profit realized from service and installations was $12.6 million for fiscal 2008, as compared to $1.6 million for fiscal 2007. Installation costs were $64.5 million, or 86.0% of installation sales during fiscal 2008, and were $59.5 million, or 84.5% of installation sales during fiscal 2007. Service expenses decreased to $112.0 million, or 98.1% of service sales during fiscal 2008, from $117.4 million in fiscal 2007, or 108.6% of service sales. Service costs as a percentage of total service revenue declined, as the Partnership continued to increase its rates for service billings and further reduced its service costs.

Delivery and Branch Expenses

For fiscal 2008, delivery and branch expenses increased $14.3 million, or 7.2%, to $212.1 million, as compared to $197.8 million for fiscal 2007. During fiscal 2007, the Partnership recorded $4.3 million of proceeds received under our weather insurance contract, which reduced operating expenses. While temperatures for fiscal 2008 were similar to fiscal 2007, we did not record any weather insurance benefit during fiscal 2008. The Partnership’s weather insurance contract covers the period from November to February 28/29, as one period taken as a whole. Temperatures for the four months ended February 28, 2007 were approximately 4.0% warmer than the weather insurance contract strike price, which triggered a pay-off. For the four months ended February 29, 2008, temperatures were colder than the weather insurance contract strike price, which resulted in no pay-off.

Exclusive of the weather insurance benefit in 2007, delivery and branch expenses increased $10.0 million, or 4.9%. Delivery and branch expenses were reduced by an estimated $5.7 million due to the volume decline before acquisitions, but were more than offset by increased delivery and branch expenses from the stand-alone acquisitions ($9.5 million) and higher bad debt expense ($6.2 million). Bad debt expense rose due to a higher level of sales, a modest increase in the write-off rates, lower recoveries on accounts previously written off and an increase in the reserve for future write-offs. On a cents per gallon basis, (excluding the impact of weather insurance and acquisitions), delivery and branch expenses increased 6.3 cents per gallon, or 11.8%, from 53.7 cents per gallon for fiscal 2007 to 60.0 cents per gallon for fiscal 2008, due to the fixed nature of certain delivery and branch expenses, the increase in bad debt expense and wage and benefit increases.

Depreciation and Amortization

For fiscal 2008, depreciation and amortization expenses declined $2.2 million, or 7.6%, to $26.8 million, as compared to $29.0 million for fiscal 2007, as certain assets became fully depreciated.

General and Administrative Expenses

For fiscal 2008, general and administrative expenses decreased $1.5 million, or 7.7%, to $17.5 million, as compared to $19.0 million for fiscal 2007 largely due to lower compensation expense relating to the Partnership’s profit sharing plan.

Operating Income

For fiscal 2008, operating income decreased $51.8 million to $3.3 million, as compared to $55.1 million for fiscal 2007, as an improvement in service profitability of $11.0 million was reduced by the decrease in the fair value of derivative instruments of $41.2 million, an increase in bad debt expense of $6.2 million, the absence of a weather insurance benefit of $4.3 million and a decline in product gross profit of $11.1 million.

Interest Expense

For fiscal 2008, interest expense increased $0.2 million, or 1.0%, to $20.7 million, as compared to $20.5 million in fiscal 2007. This increase resulted from higher average working capital borrowings.

Interest Income

For fiscal 2008, interest income decreased $2.0 million to $6.9 million, as compared to $8.9 million for fiscal 2007, as a reduction in interest income due to lower invested cash balances and lower interest rates were partially offset by an increase in finance charge income on higher past due accounts receivable balances.

Amortization of Debt Issuance Costs

For fiscal 2008, amortization of debt issuance costs was $2.3 million, unchanged from fiscal 2007.

Income Tax Expense

For fiscal 2008, income tax expense decreased by $1.4 million to $0.6 million, as compared to income tax expense of $2.0 million for fiscal 2007. The $1.4 million decrease is due to the decline in estimated taxable income for 2008, versus 2007.

Loss on Sale of Segments

For fiscal 2007, we recorded a charge of $1.1 million relating to a purchase price adjustment for the sale of the propane segment. There was no similar charge recorded in fiscal 2008.

Net Income (Loss)

For fiscal 2008, a net loss of $13.4 million was recorded, as compared to net income of $38.2 million for fiscal 2007. This decrease of $51.6 million was due to a $51.8 million decrease in operating income and an increase in net interest expense of $2.3, million reduced by lower income tax expense of $1.4 million and the change in loss on sale of discontinued operations of $1.1 million. The decrease in operating income largely resulted from a $41.2 million change in the fair value of derivative instruments from a $15.7 million non-cash gain in fiscal 2007 to a $25.5 million non-cash loss in fiscal 2008.

Adjusted EBITDA

For fiscal 2008, Adjusted EBITDA decreased by $12.9 million, to $55.5 million, as compared to $68.4 million for fiscal 2007, due to the decline in volume, the absence of a weather insurance benefit ($4.3 million) and higher bad debt expense ($6.2 million).

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Fiscal Year Ended September 30,
(in thousands)	2008	2007
Income (loss) from continuing operations	$(13,408)	$39,302
Plus:
Income tax expense	566	2,002
Amortization of debt issuance cost	2,339	2,282
Interest expense, net	13,808	11,525
Depreciation and amortization	26,784	28,995

EBITDA from continuing operations	30,089	84,106

(Increase) / decrease in the fair value of derivative instruments	25,467	(15,664)

Adjusted EBITDA (a)	55,556	68,442

Add / (subtract)
Income tax expense	(566)	(2,002)
Interest expense, net	(13,808)	(11,525)
Provision for losses on accounts receivable	11,961	5,726
(Increase) decrease in accounts receivables	(28,002)	5,761
(Increase) decrease in inventories	41,368	(8,222)
Increase (decrease) in customer credit balances	13,390	(3,724)
Change in other operating assets and liabilities	(8,344)	(3,341)

Net cash provided by (used in) operating activities	$71,555	$51,115

(a)	Adjusted EBITDA is calculated as earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses, and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated and investors measure its overall performance and liquidity, including its ability to pay quarterly equity distributions, service its long-term debt and other fixed obligations and fund its capital expenditures and working capital requirements. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Fiscal Year Ended September 30, 2007

Compared to Fiscal Year Ended September 30, 2006

Volume

For fiscal 2007, retail volume of home heating oil decreased by 13.3 million gallons, or 3.4%, to 376.6 million gallons, as compared to 389.9 million gallons for fiscal 2006. Volume of other petroleum products declined 1.8 million gallons, or 2.9%, to 60.2 million gallons for fiscal 2007, as compared to 62.0 million gallons for fiscal 2006. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil
Volume—Fiscal 2006	389.9
Impact of colder temperatures	12.2
Net customer attrition	(23.0)
Asset sale	(1.7)
Acquisitions	2.2
Other	(3.0)

Change	(13.3)

Volume—Fiscal 2007	376.6

Temperatures in our geographic areas of operations for fiscal 2007 were 3.1% colder than fiscal 2006 and 7.4% warmer than normal, as reported by the NOAA. For fiscal 2007, net customer attrition was 5.0%.

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

Product Sales

For fiscal 2007, product sales decreased $20.7 million, or 1.9%, to $1,088.6 million, as compared to $1,109.3 million for fiscal 2006, as a 1.9% ($17.8 million) increase in home heating oil selling prices was reduced by a 3.4% ($33.2 million) decrease due to volume reduction and a $5.3 million decrease in other petroleum product sales.

Installation and Service Sales

For fiscal 2007, installation and service sales decreased $8.6 million, or 4.6%, to $178.6 million, as compared to $187.2 million for fiscal 2006, as a decline in installation sales of $11.2 million was reduced by an increase in service revenue of $2.5 million to $108.1 million. The decline in installation sales was due to a reduction in equipment installations as a result of the warmer weather experienced during the first quarter of fiscal 2007, increased customer credit standards, net customer attrition and other factors.

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

For fiscal 2007, total product gross profit was $283.7 million, excluding the (increase) decrease in the fair value of derivative instruments of ($15.7) million, unchanged from fiscal 2006, as the increase in gross profit due to higher home heating oil per gallon margins ($10.5 million) was offset by the impact of lower home heating oil volume ($9.2 million) and a reduction in gross profit from other petroleum products ($1.3 million).

(Increase) Decrease in the Fair Value of Derivative Instruments

During fiscal 2007, the increase in the fair value of derivative instruments resulted in the recording of a $15.7 million net credit due to the expiration of certain hedged positions or their realization to cost of product ($14.4 million), and an increase in market value for unexpired hedges ($1.3 million).

During fiscal 2006, the decrease in fair value of derivative transactions resulted in the recording of a $45.7 million charge due to the expiration of certain hedged positions or their realization to cost of product ($31.3 million), and a charge due to a decrease in the market value for unexpired hedges ($14.4 million).

Cost of Installations and Service

For fiscal 2007, cost of installations and service decreased $12.3 million, or 6.5%, to $176.9 million, as compared to $189.2 million for fiscal 2006, due to a decline in installation costs of $9.1 million and lower service expenses of $3.2 million. Installation costs were lower due to the previously noted decline in installation sales. Installation costs were $59.5 million, or 84.5% of installation sales in fiscal 2007, and were $68.6 million, or 84.1% of installation sales in fiscal 2006. Service expenses declined to $117.4 million, or 108.6% of service sales in fiscal 2007, from $120.6 million in fiscal 2006, or $114.2% of sales. Service costs as a percentage of total service revenue declined as the Partnership increased its rates for service billings and continues to further reduce its service costs. The Partnership has discontinued certain unprofitable service lines, and will continue to raise its service rates and monitor its service costs. Management views the service and installation department on a combined basis because many expenses cannot be separated or allocated to either service or installations billings. Many overhead functions and direct expenses, such as servicemen time, cannot be precisely allocated. The net profit realized from service and installations was $1.6 million, as compared to a loss of -$2.0 million for fiscal 2006.

Delivery and Branch Expenses

For fiscal 2007, delivery and branch expenses decreased $6.1 million, or 3.0%, to $197.8 million, as compared to $203.9 million for fiscal 2006, largely due to lower casualty insurance expense of $4.7 million. This lower insurance expense was primarily due to the non-recurrence of several significant reserve increases that occurred during fiscal 2006. During fiscal 2007 and fiscal 2006, we recorded receipt of payments of $4.3 million and $4.4 million, respectively, under our weather insurance contract, which lowered delivery and branch expenses. If temperatures were colder, our operating expenses would have been higher in each of the last two fiscal years by the above amounts and we would have generated higher revenues from increased sales volume. On a cents per gallon basis, these expenses were $0.5287 per gallon for fiscal 2007, or approximately one-half percent higher than in fiscal 2006.

Depreciation and Amortization

For fiscal 2007, depreciation and amortization expenses declined by $3.4 million, or 10.6%, to $29.0 million, as compared to $32.4 million for fiscal 2006, as certain assets, primarily information and telephone systems, became fully depreciated.

General and Administrative Expenses

For fiscal 2007, general and administrative expenses decreased by $3.8 million, or 16.7%, to $19.0 million, as compared to $22.8 million for fiscal 2006, largely due to lower legal and professional fees of $2.0 million and a $1.2 million reduction in the cost of directors’ and officers’ insurance expense. Legal expenses were higher in fiscal 2006 due to the recapitalization.

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

Interest Income

For fiscal 2007, interest income increased by $3.8 million to $8.9 million, as compared to $5.1 million for fiscal 2006, due to higher invested cash balances.

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

Income Tax Expense

For fiscal 2007, income tax expense was $2.0 million, an increase of $1.5 million as compared to the income tax expense for fiscal 2006 of $0.5 million, and represents certain state income tax, capital taxes, and federal alternative minimum tax. The $1.5 million increase is due to the increase in 2007’s taxable income versus 2006.

Cumulative Effect of Change in Accounting Principle

Effective October 1, 2005, we changed our method of accounting from the first-in, first-out method to the weighted average cost method for heating oil and other fuel inventory. This change resulted in the recording of a charge of $0.3 million during fiscal 2006.

Loss on Sale of Segments

For fiscal 2007, we recorded a charge of $1.1 million relating to a purchase price adjustment for the sale of the propane segment.

Net Income

For fiscal 2007, net income of $38.2 million was recorded, as compared to a net loss of $54.3 million for fiscal 2006. This change of $92.5 million was due to a $78.3 million increase in operating income, lower net interest expense of $9.7 million, the non-recurrence of a $6.6 million loss on the redemption of debt recorded in fiscal 2006, and the $1.1 million loss on the sale of discontinued operations, reduced by higher income tax expense of $1.5 million.

Adjusted EBITDA

For fiscal 2007, Adjusted EBITDA increased by $13.6 million to $68.4 million, as compared to $54.8 million in fiscal 2006, , as an increase in Adjusted EBITDA in the base business was slightly reduced by the impact of acquisitions completed after the heating season. In fiscal 2008, we were able to increase our per gallon margins and reduce our operating expenses, which more than offset the impact of lower sales volumes and resulted in an increase in Adjusted EBITDA of $14.4 million. Our acquisitions, which were completed after the heating season, adversely impacted the year-over-year comparison by $0.8 million, as we experienced normal summertime losses without the benefit of heating season profits.

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

	Fiscal Year End September 30,
(in thousands)	2007	2006
Adjusted EBITDA	$68,442	$54,894
Income tax expense	(2,002)	(477)
Interest expense, net	(11,525)	(21,203)
Provision for losses on accounts receivable	5,726	6,105
Gain on sales of fixed assets, net	(864)	(956)
Change in operating assets and liabilities	(8,662)	(19,999)

Net cash provided by operating activities	$51,115	$18,364

LIQUIDITY AND CAPITAL RESOURCES

Our ability to satisfy our obligations depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high wholesale heating oil prices to customers, the effects of high net customer attrition, conservation and other factors, most of which are beyond our control. See Item 1A—”Risk Factors.” Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand at September 30, 2008 or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and repaid from subsequent seasonal reductions in inventory and accounts receivable.

DISCUSSION OF CASH FLOWS

Operating Activities

For fiscal 2008, cash provided by operating activities was $71.6 million, as compared to cash provided by operating activities of $51.1 million for fiscal 2007. This increase of $20.4 million was due to a positive change of $49.6 million relating to inventory levels and $17.1 million in cash provided by customers on the Partnership’s balanced payment plan, reduced by a decrease in cash from operations before changes in operating assets and liabilities of $12.5 million and higher cash requirements to finance accounts receivable of $33.8 million.

For fiscal 2007, cash provided by operating activities was $51.1 million, as compared to cash provided by operating activities of $18.4 million for fiscal 2006. The change of $32.7 million was due to an increase in cash from operations before changes in operating assets and liabilities of $21.4 million, lower cash requirements to finance accounts receivable of $9.6 million, and a positive change of $15.6 million relating to comparative inventory levels, reduced by $13.9 million in other operating asset changes. In July 2006, we entered into a preferred arrangement with a financial institution to finance our short-term installations, which accounted for the reduction in accounts receivable. On a comparable basis, operating activities were favorably impacted as we increased our inventory levels in fiscal 2006 versus fiscal 2005 while inventory levels were only slightly higher at the close of fiscal 2007. During the fourth quarter of fiscal 2006 and again in the fourth quarter of fiscal 2007, we increased our quantity of home heating oil inventory on hand to take advantage of favorable prices in the spot delivery and futures markets. As a result, at September 30, 2006 inventory increased by 11.2 million gallons to 32.5 million gallons as compared to September 30, 2005. At September 30, 2007 we had 34.8 million gallons of inventory, or 2.3 million gallons more than we had at September 30, 2006.

Investing Activities

During fiscal 2008, we spent $4.1 million for fixed assets and received $0.5 million from the sale of certain fixed assets. We completed eight acquisitions with a total cash outlay of $1.9 million. The purchase price of the businesses acquired was $2.6 million, reduced by $0.7 million in net liabilities assumed.

During fiscal 2007, we spent $4.9 million for fixed assets and received $1.9 million from the sale of certain assets. We completed eight acquisitions with a total cash outlay of $26.4 million. The purchase price of the businesses acquired was $26.5 million, less $0.1 million in net liabilities assumed.

During fiscal 2006, we spent $5.4 million for fixed assets and received $2.2 million from the sale of certain fixed assets. There were no businesses acquired in fiscal 2006.

Financing Activities

For fiscal 2008, we borrowed and repaid $57.2 million under our revolving credit facility.

For fiscal 2007, cash flows used in financing activities were $0.1 million.

For fiscal 2006, cash flows used in financing activities were $23.1 million, as the $50.2 million (net of expenses) raised in our recapitalization along with $46.3 million borrowed under our revolving credit facility, were used to repay $52.9 million previously borrowed under the revolving credit facility, repay long-term debt of $66.1 million, and pay $0.6 million to amend our bank facility.

FINANCING AND SOURCES OF LIQUIDITY

We have an asset based revolving credit facility with a group of lenders that provides us with the ability to borrow up to $260 million for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $95 million in letters of credit. From December through April of each year, we can borrow up to $360 million. Obligations under the revolving credit facility are secured by liens on substantially all of our assets including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

Under the terms of the revolving credit facility, we must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $25 million or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 to 1.0. As of September 30, 2008, availability was $171.7 million and the fixed charge coverage ratio was 2.79 to 1.0. As of September 30, 2008, $56.1 million in letters of credit were outstanding, primarily for current and future insurance reserves.

The revolving credit facility does not restrict the number of individual acquisitions we may make in any fiscal year and there is no limit on the aggregate dollar amount of the acquisitions we may make in any fiscal year as long as we maintain certain financial ratios. Acquisitions in excess of $25 million must be approved by the lender group. The Partnership’s borrowings under the revolving credit facility will largely depend upon the price of home heating oil, the volume sold during the heating season, the derivative instruments used to hedge physical inventory, purchase commitments and anticipated volume to be sold to price protected customers. See Item 1A. Risk Factors –high wholesale energy costs may adversely affect our liquidity.

From time to time, the Partnership borrows to meet its seasonal working capital needs. In light of the current financial turmoil affecting the banking system and financial markets, there can be no assurances that all of the lending institutions within our lending group will have the ability to fund their pro rata portion of a borrowing request. Our lending group includes JP Morgan Chase, Bank of America, Wachovia Bank, General Electric Capital Corporation, RBS Citizens, Wells Fargo Foothill, Societe Generale, Allied Irish Banks, PNC Bank, Citibank, Israel Discount Bank, RZB Finance, and Bank Leumi. Wachovia Corporation and Wells Fargo & Company plan to merge by the end of 2008.

The Partnership’s current credit facility expires in December 2009. Based on home heating oil prices as of November 30, 2008, the Partnership believes that this facility will be sufficient to provide for its seasonal working capital needs. If heating oil prices escalate, the current facility may have to be increased, or the Partnership may need to seek alternative sources of financing.

If the current adverse conditions in the credit markets continue, it may be more difficult for the Partnership to renew, extend or increase our credit facility and any such renewal, extension or increase in the size of the facility may be at higher spreads over LIBOR than is currently paid by the Partnership, and/or require us to incur significant transaction fees. We currently intend to either extend or refinance this credit facility in the spring/summer of 2009.

In addition to seasonal borrowings, we utilize the borrowing capacity under the credit facility, subject to limitations, as credit support for swaps entered into with members of our lending group. A swap cannot have a maturity date that falls after the December 2009 expiration date of our credit facility so to the extent that we need to hedge a position that matures after this date, we will need to hedge this exposure with futures contracts that will reduce our immediate liquidity, as the Partnership will be required to cash collateralize a portion of these contracts. In addition, these future contracts will be subject to daily margin calls if heating oil prices rise that will reduce our liquidity.

Annual maintenance capital expenditures are estimated to be approximately $5 million. We also have $172.8 million 10 1/4% senior notes due 2013 outstanding as of September 30, 2008. For fiscal 2009, we expect to make pension payments of $2.2 million. We may from time to time in the future make optional repayments on our debt obligations, which may include the repurchasing of our outstanding public notes, depending upon various factors, such as market conditions.

As mentioned in Item 1,—Business Initiatives and Strategy, we plan to continue seeking to acquire other heating oil distributors. We are currently reviewing several acquisition candidates.

Partnership Distribution Provisions

There will be no distributions of available cash by us to the holders of our common units and general partner units before February 2009. (See Part II—Item 5. Market for Registrant’s Units and Related Matters—Partnership Distribution Provisions and Note 5 Quarterly Distribution of Available Cash)

Contractual Obligations and Off-Balance Sheet Arrangements

We have no special purpose entities or off balance sheet debt, other than operating leases entered into in the ordinary course of business.

Long-term contractual obligations, except for our long-term debt obligations, are not recorded in our consolidated balance sheet. Non-cancelable purchase obligations are obligations we incur during the normal course of business, based on projected needs.

Reserves for income taxes under FIN 48 are not included in the table because we cannot reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes with the respective taxing authorities, and we expect that our net deferred tax assets will offset our deferred tax liabilities.

The table below summarizes the payment schedule of our contractual obligations at September 30, 2008 (in thousands):

	Payments Due by Fiscal Year
	Total	2009	2010 and 2011	2012 and 2013	Thereafter
Long-term debt obligations	$173,752	$—	$—	$173,752	$—
Capital lease obligations (a)	283	230	53	—	—
Operating lease obligations (b)	53,823	11,391	14,674	10,788	16,970
Purchase obligations (c)	13,337	7,148	6,176	13	—
Interest obligations Senior Notes (d)	79,681	17,707	35,414	26,560	—
Long-term liabilities reflected on the balance sheet (e)	5,110	395	719	700	3,296

	$325,986	$36,871	$57,036	$211,813	$20,266

(a)	Represents various third party capital leases for trucks.
(b)	Represents various operating leases for office space, trucks, vans and other equipment with third parties.
(c)	Represents non-cancelable commitments as of September 30, 2008
(d)	Reflects 10 1/4% interest obligations on our $173.8 million senior notes due February 2013.
(e)	Reflects long-term liabilities excluding a pension accrual of approximately $12.7 million. Under current prescribed regulatory minimum funding requirements, we have satisfied the minimum funding obligations related to our pension plans for fiscal 2008 and we estimate minimum cash contributions of $2.2 million, $4.3 million, $3.9 million and $4.1 million for fiscal 2009, 2010, 2011 and 2012 respectively. The remaining long-term liabilities on this table reflect the undiscounted amounts due to a former CEO pursuant to a separation agreement. The present value of these payments total $3.0 million at September 30, 2008 and are included in the balances of accrued expenses and other current liabilities, and other long-term liabilities amount on the Balance Sheet.

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

Our significant accounting policies are discussed in Note 3 to the Consolidated Financial Statements. We believe the following are our critical accounting policies and estimates:

Goodwill and Other Intangible Assets

We calculate amortization using the straight-line method over periods ranging from five to ten years for intangible assets with definite useful lives based on historical statistics. We use amortization methods and determine asset values based on our best estimates using reasonable and supportable assumptions and projections. From time to time, we engage a third party valuation firm to ascertain asset values for intangible assets. We assess the useful lives of intangible assets based on the estimated period over which we will receive benefit from such intangible assets such as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. At September 30, 2008, we had $30.9 million of net intangible assets subject to amortization. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, we estimate that amortization for these assets for fiscal 2008 would have increased by approximately $2.1 million.

SFAS No. 142 requires goodwill to be assessed at least annually for impairment. These assessments involve management’s estimates of future cash flows, market trends and other factors to determine the fair value of the reporting unit, which includes the goodwill to be assessed. If the carrying amount of goodwill exceeds its implied fair value and is determined to be impaired, an impairment charge is recorded to write-down goodwill to its fair value. At September 30, 2008, we had $182 million of goodwill. Intangible assets with finite lives must be assessed for impairment whenever changes in circumstances indicate that the assets may be impaired. Similar to goodwill, the assessment for impairment requires estimates of future cash flows related to the intangible asset. To the extent the carrying value of the assets exceeds its future undiscounted cash flows, an impairment loss is recorded based on the fair value of the asset.

We test the carrying amount of goodwill annually during the fourth fiscal quarter and utilize an independent third party valuation firm. Since as of September 30, 2008 the Partnership’s book value was greater than its market capitalization (as was also the case at August 31, 2008), the Partnership reviewed its annual goodwill impairment valuation. It was determined based on this analysis that there was no goodwill impairment. The preparation of this analysis was based upon management’s estimates and assumptions, and future impairment calculations would be affected by actual results that are materially different from projected amounts.

Depreciation of Property, Plant and Equipment

Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from 1 to 40 years. Net property, plant and equipment was $38.8 million at September 30, 2008. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if the remaining estimated useful lives of these assets were shortened by one year, we estimate that depreciation for fiscal 2008 would have increased by approximately $1.6 million.

Fair Values of Derivatives

SFAS 133 established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective and SFAS 133 documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. Currently, the Partnership has elected not to designate its derivative instruments as hedging instruments under SFAS 133, and the change in fair value of the derivative instruments are recognized in our statement of operations.

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

The discount rate enables the Partnership to state expected future cash flows at a present value on the measurement date. The rate is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense in the following fiscal year. A 25 basis point decrease in the discount rated used for fiscal 2008 would have increased pension expense by approximately $0.2 million and would have increased the pension liability by another $1.4 million. The discount rate used to determine net periodic pension expense was 6.2% in 2008, 5.75% in 2007, and 5.5% in 2006. The discount rate used in determining end of year pension obligations was 7.6% in 2008, 6.2% in 2007, and 5.75% in 2006. These rates reflect the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of future benefit payments.

We consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets to determine our expected long-term rate of return on pension plan assets. The expected long-term rate of return on assets is developed with input from the Partnership’s qualified actuaries. The long-term rate of return assumption used for determining net periodic pension expense for fiscal 2008 and 2007 was 8.25%. A further 25 basis point decrease in the expected return on assets would have increased pension expense in fiscal 2008 by approximately $0.1 million.

Over the life of the plans, both gains and losses have been recognized by the plans in the calculation of annual pension expense. As of September 30, 2008, $19.4 million of unrecognized losses remain to be recognized by the plans. These losses may result in increases in future pension expense as they are recognized.

Recent market conditions have resulted in an unusually high degree of volatility and increased the risks associated with certain investments held by the plans that could impact the value of investments after the date of these financial statements.

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

Allowance for Doubtful Accounts

We periodically review past due customer accounts receivable balances. After giving consideration to economic conditions, overdue status and other factors, we establish an allowance for doubtful accounts, which is deemed sufficient to cover future potential losses. Actual losses could differ from management’s estimates.

Insurance Reserves

We currently self-insure a portion of workers’ compensation, auto and general liability claims. We establish reserves based upon expectations as to what our ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience, supplemented by a third-party actuary. We periodically evaluate the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2008, we had approximately $38.8 million of insurance reserves. The ultimate resolution of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material adverse effect on results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At September 31, 2008, we had outstanding borrowings totaling $172.8 million (excluding discounts and premiums), none of which is subject to variable interest rates.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at September 30, 2008, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $19.8 million to a fair market value of $22.7 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $17.9 million to a fair market value of $(15.0) million.

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

The General Partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2008. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation of internal Control over financial reporting, our management concluded that our internal control over financial reporting was effective as of September 30, 2008. The effectiveness of our internal control over financial reporting as of September 30, 2008 has been audited by our independent registered public accounting firm, as stated in their report which is included herein.

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

Not applicable.

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

Kestrel Heat, LLC as the general partner of the Partnership, oversees the activities of the Partnership. Unitholders do not directly or indirectly participate in the management or operation of the Partnership or elect the directors of the general partner. The Board of Directors of the general partner has adopted a set of Partnership Governance Guidelines in accordance with the requirements of the New York Stock Exchange. A copy of these Guidelines is available on the Partnership’s website at www.Star-Gas.com or a copy may be obtained without charge by contacting Richard F. Ambury, (203) 328-7310.

As of November 30, 2008, Kestrel Heat, LLC and its affiliates owned an aggregate of 12,803,128 common units, representing 16.9% of the issued and outstanding common units, and Kestrel Heat, LLC owned 325,729 general partner units.

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

Directors and Executive Officers of the General Partner

Directors are appointed for one-year terms. The following table shows certain information for directors and executive officers of the general partner as of November 30, 2008:

Name	Age	Position
Paul A. Vermylen, Jr.	61	Chairman, Director
Daniel P. Donovan	62	President, Chief Executive Officer and Director
Richard F. Ambury	51	Chief Financial Officer
Steven J. Goldman	48	Senior Vice President of Operations
Richard G. Oakley	48	Vice President and Controller
Henry D. Babcock (1)	68	Director
C. Scott Baxter (1)	47	Director
Bryan H. Lawrence	66	Director
Sheldon B. Lubar	79	Director
William P. Nicoletti (1)	63	Director

(1)	Audit Committee member

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

Richard F. Ambury. Mr. Ambury has been Chief Financial Officer, Treasurer and Secretary of Kestrel Heat since April 28, 2006. Mr. Ambury was Chief Financial Officer, Treasurer and Secretary of Star Gas from May 2005 until April 28, 2006. From November 2001 to May 2005, Mr. Ambury was Vice President and Treasurer of Star Gas. From March 1999 to November 2001, Mr. Ambury was Vice President of Star Gas Propane, L.P. From February 1996 to March 1999, Mr. Ambury served as Vice President—Finance of Star Gas Corporation, predecessor general partner. Mr. Ambury was employed by Petro from June 1983 through February 1996, where he served in various accounting/finance capacities. From 1979 to 1983, Mr. Ambury was employed by a predecessor firm of KPMG, a public accounting firm. Mr. Ambury has been a Certified Public Accountant since 1981 and is a graduate of Marist College.

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

Henry D. Babcock. Mr. Babcock has been a director of Kestrel Heat since April 28, 2006. Mr. Babcock is Chairman of Train, Babcock Advisors LLC, a privately owned registered investment advisor. He joined the firm in 1976, became a partner in 1980 and CEO in 1999. Prior to this, he ran an affiliated venture capital company that was active the in the U.S. and abroad. Mr. Babcock is a graduate of Yale University and received an MBA from Columbia University. He serves on the Education Leadership Council of Save the Children and is a director of the Caumsett Foundation.

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

Bryan H. Lawrence. Mr. Lawrence has been a director of Kestrel Heat since April 28, 2006 and as a manager of Kestrel since July, 2005. Mr. Lawrence is a founder and senior manager of Yorktown, the manager of the Yorktown group of investment partnerships, which make investments in companies engaged in the energy industry. The Yorktown partnerships were formerly affiliated with the investment firm of Dillon, Read & Co. Inc., where Mr. Lawrence was employed beginning in 1966, serving as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997. Mr. Lawrence also serves as a director of Approach Resources, Inc., Crosstex Energy, Inc., Hallador Petroleum Company (each a United States publicly traded company), Winstar Resources Ltd. (a Canadian public company) and certain non-public companies in the energy industry in which Yorktown partnerships hold equity interests. Mr. Lawrence also serves as a director of Crosstex Energy GP, LLC, the general partner of Crosstex Energy, L.P. (a United States publicly traded company). Mr. Lawrence is a graduate of Hamilton College and received an M.B.A. from Columbia University.

Sheldon B. Lubar. Mr. Lubar has been a director of Kestrel Heat since April 28, 2006 and a manager of Kestrel since July, 2005. Mr. Lubar has been Chairman of the board of Lubar & Co. Incorporated, a private investment and venture capital firm he founded, since 1977. He was Chairman of the board of Christiana Companies, Inc., a logistics and manufacturing company, from 1987 until its merger with Weatherford International in 1995. Mr. Lubar had also been Chairman of Total Logistics, Inc., a logistics and manufacturing company until its acquisition in 2005 by SuperValu Inc. He has served as a director of Crosstex Energy, Inc. since January 2004; Approach Resources, Inc. since June 2007 and Crosstex Energy GP, LLC, the General Partner of Crosstex Energy, L.P. He is also a director of several private companies. Mr. Lubar holds a bachelor’s degree in Business Administration and a Law degree from the University of Wisconsin-Madison. He was awarded an honorary Doctor of Commercial Science degree from the University of Wisconsin-Milwaukee.

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

Meetings of Directors

During fiscal 2008, the Board of Directors of Kestrel Heat, LLC met seven times. All directors attended each meeting except for two meetings where one director did not attend.

Committees of the Board of Directors

Kestrel Heat, LLC’s Board of Directors has one standing committee, the Audit Committee. Its members are appointed by the Board of Directors for a one-year term and until their respective successors are elected. The NYSE corporate governance standards do not require limited partnerships to have a Nominating or Compensation Committee.

Audit Committee

William P. Nicoletti, Henry D. Babcock and C. Scott Baxter have been appointed to serve on the Audit Committee of the general partner’s Board of Directors, which has adopted an Audit Committee Charter. Mr. Nicoletti serves as chairman of the Audit Committee. A copy of this charter is available on the Partnership’s website at www.Star-Gas.com or a copy may be obtained without charge by contacting Richard F. Ambury (203) 328-7310. The Audit Committee reviews the external financial reporting of the Partnership, selects and engages the Partnership’s independent registered public accountants and approves all non-audit engagements of the independent registered public accountants.

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

During fiscal 2008, the Audit Committee of Kestrel Heat, LLC met five times. All members attended each meeting.

Reimbursement of Expenses of the General Partner

The general partner does not receive any management fee or other compensation for its management of the Partnership. The general partner is reimbursed for all expenses incurred on behalf of the Partnership, including the cost of compensation, which is properly allocable to the Partnership. The Partnership’s partnership agreement provides that the general partner shall determine the expenses that are allocable to the Partnership in any reasonable manner determined by the general partner in its sole discretion. In addition, the general partner and its affiliates may provide services to the Partnership for which a reasonable fee would be charged as determined by the general partner. There were no reimbursements in fiscal year 2008.

Adoption of Code of Business Conduct and Ethics

The Partnership has adopted a written Code of Business Conduct and Ethics that applies to the Partnership’s officers, directors and employees. A copy of the Code of Business Conduct and Ethics is available on the Partnership’s website at www.Star-Gas.com or a copy may be obtained without charge, by contacting Investor Relations, (203) 328-7310.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on copies of reports furnished to us, except as set forth below, we believe that during fiscal year 2008, all reporting persons complied with the Section 16(a) filing requirements applicable to them. Due to a delay in receiving an SEC electronic ID number, a Form 4 was filed late on behalf of William P. Nicoletti on May 28, 2008.

Non-Management Directors and Interested Party Communications

The non-management directors on the Board of Directors of the general partner are Messrs. Babcock, Baxter, Lawrence, Lubar, Nicoletti and Vermylen. The non-management directors have selected Mr. Vermylen, the Chairman of the Board, to serve as lead director to chair executive sessions of the non-management directors. Interested parties who wish to contact the non-management directors as a group may do so by contacting Paul A. Vermylen, Jr. c/o Star Gas Partners, L.P., 2187 Atlantic Street, Stamford, CT 06902.

Officer Certification Requirements

The Partnership’s chief executive officer submitted to the NYSE the CEO certification required pursuant to Section 303A 12(a) of the NYSE rules for the fiscal year ended September 30, 2007.

This annual report on Form 10-K includes as exhibits the certifications of the Partnership’s chief executive officer and chief financial officer required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated there under.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Partnership’s Amended and Restated Agreement of Limited Partnership provides that the general partner of the Partnership, Kestrel Heat, LLC, shall conduct, direct and manage all activities of the Partnership. The limited liability company agreement of the general partner provides that the business of the general partner shall be managed by a Board of Directors. The responsibility of the Board is to supervise and direct the management of the Partnership in the interest and for the benefit of the Partnership’s unit-holders. Among the Board’s responsibilities is to regularly evaluate the performance and to approve the compensation of the Chief Executive Officer and, with the advice of the Chief Executive Officer, regularly evaluate the performance of key executives.

As a limited partnership that is listed on the New York Stock Exchange, the Partnership is not required to have a Compensation Committee. Since the Chairman of the general partner and the majority of the Board are not employees, the Board determined that it has adequate independence to act in the capacity of a Compensation Committee to establish and review the compensation of the Partnership’s executive officers and directors. The Board is comprised of Paul A. Vermylen Jr. (Chairman), Daniel P. Donovan (President and Chief Executive Officer), Henry D. Babcock, C. Scott Baxter, Bryan H. Lawrence, Sheldon B. Lubar, and William P. Nicoletti.

Throughout this Report, each person who served as chief executive officer (“CEO”) during fiscal 2008, each person who served as chief financial officer (“CFO”) during fiscal 2008 and the two other most highly compensated executive officers serving at September 30, 2008 (there being no other executive officers who earned more than $100,000 during fiscal 2008) are referred to as the “named executive officers” and are included in the Summary Compensation Table below. In this Compensation Discussion and Analysis, we address the compensation paid or awarded to Messrs. Donovan, Ambury, Goldman, and Oakley. We refer to these executive officers as our “named executive officers.”

Compensation decisions for the above officers were made by the Board of Directors of the Partnership.

Compensation Philosophy and Policies

The primary objectives of the Partnership’s compensation program, including compensation of the named executive officers, are to attract and retain highly qualified officers, employees and directors and to reward individual contributions to our success. The Board of Directors considers the following policies in determining the compensation of the named executive officers:

•	compensation should be related to the performance of the individual executive and the performance measured against both financial and non-financial achievements;

•	compensation levels should be competitive to ensure that we will be able to attract, motivate and retain highly qualified executive officers; and

•	compensation should be related to improving unit-holder value.

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

Elements of Executive Compensation

For the fiscal year ended September 30, 2008, the principal components of compensation for the named executive officers were:

•	base salary;

•	annual discretionary profit sharing allocation;

•	long-term management incentive compensation plan; and

•	retirement and health benefits.

Base Salary

The Board of Directors establishes base salaries for the named executive officers based on:

•	The historical salaries for services rendered to the Partnership and responsibilities of the named executive officer.

•	The salaries of equivalent executive officers in other energy related master limited partnerships.

•	The prevailing levels of compensation and cost of living in which the named executive officer works.

Profit Sharing Allocations

Profit sharing allocations are determined based on the Partnership’s performance relative to its annual profit plan and other quantitative and qualitative goals. The profit sharing pool is equal to approximately 6.0% of adjusted EBITDA.

At the end of each year, our CEO performs a quantitative and qualitative assessment of the Partnership’s performance relative to its budget. Key quantitative measures include earnings before interest, taxes, depreciation and amortization, excluding items affecting comparability (“adjusted EBITDA”) and customer attrition, relative to the budgeted amounts.

Based on such assessment, our CEO submits recommendations to the Board of Directors for profit sharing amounts to named executive officers, taking into account the relative contribution of the individual officer. There are no set formulas for determining the annual discretionary bonus for named executive officers. Factors considered by our CEO in determining the level of bonus in general include (i) whether or not we achieved the budgeted goals for the year and any material shortfalls or superior performances relative to expectations; (ii) the level of difficulty associated with achieving such objectives based on the opportunities and challenges encountered during the year and; (iii) significant transactions or accomplishments for the period not included in the goals for the year. Our CEO takes these factors into consideration as well as the relative contributions of each of the named executive officers to the year’s performance in developing his recommendations for bonus amounts.

These recommendations are submitted to the Board for its review and approval. Similarly, the Board of Directors assesses the CEO’s contribution toward meeting the Partnership’s goals, and determines a bonus for the CEO it believes to be commensurate with such contribution.

Long-Term Management Incentive Compensation Plan

The long-term compensation structure is intended to align the employee’s performance with the long-term performance of our unit-holders. The Board of Directors of Kestrel Heat adopted the Management Incentive Compensation Plan (the “Plan”) for employees of the Partnership. Under the Plan, employees who participate shall be entitled to receive a pro rata share of an amount in cash up to:

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

Retirement and Health Benefits

The Partnership offers a health and welfare and retirement program to all eligible employees. The named executive officers are generally eligible for the same programs on the same basis as other employees of the Partnership. The Partnership maintains a tax-qualified 401(k) retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Under the Partnership’s 401(k) plan, subject to IRS limitations, each participant can contribute from 1.0% to 17.0% of compensation. The Partnership makes a 4% (to a maximum of 5.5% for participants who had 10 or more years of service at the time the Defined Benefit Plans were frozen and who have reached the age 55) core contribution of a participant’s compensation and matches  2/3 of each amount a participant contributes up to a maximum of 2.0% of a participant’s compensation, also subject to IRS limitations.

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

Fiscal 2008 Compensation Decisions

For fiscal 2008, the foregoing elements of compensation were applied as follows:

Base Salary

Salary is designed to compensate executives for their level of responsibility and sustained individual performance as executive officers a salary that is competitive with that of other executive officers providing comparable services, taking into account the size and nature of the business of Star Gas Partners, as the case may be.

The following table sets forth each named executive officer’s current salary as of October 1, 2008 and the percentage increase in his base salary over October 1, 2007, which were generally intended to reflect increases in the cost of living.

Name	Salary	Percentage Over Prior Year
Daniel P. Donovan	$383,000	2.1
Richard R. Ambury	$300,000	4.8	(a)
Steven Goldman	$281,000	2.2
Richard G. Oakley	$199,600	2.0

(a)	Mr. Ambury’s last salary increase was on May 4, 2005

Annual Discretionary Profit Sharing Allocation

Based on our CEO’s annual performance review and the individual performance of each of our named executive officers, our board approved the annual profit sharing allocation reflected in the “Summary Compensation Table” and notes thereto. The aggregate profit sharing amounts reflected in the Summary Compensation Table are approximately 10% lower than the bonus amounts for fiscal 2007. One of the partnership’s primary performance measure is adjusted EBITDA. Adjusted EBITDA for profit sharing calculation purposes in fiscal year 2008 declined by 20.4% versus fiscal 2007 but exceeded fiscal 2006 by 1.3%. Net customer attrition is also used to measure the Partnership’s performance. Net customer attrition improved by 12% and 33%, respectively, as compared to fiscal 2007 and fiscal 2006.

Long-Term Management Incentive Compensation Plan

In October 2006, the Board awarded 1,000 participation points in the Plan to certain officers, including the following points to the following current and former named executive officers: Joseph Cavanaugh-233 1/3, Dan Donovan-233 1/3, Richard Ambury-233 1/3, and Steven Goldman-100.

In fiscal year 2007, Mr. Cavanaugh’s points were reallocated upon his retirement as provided for in the Plan and additional participation points were given to certain officers, increasing the Plan’s total participation points to 1,025. The named executive officers have participation points in the Plan are as follows: Dan Donovan-300, Richard Ambury-235, Steven Goldman-150, and Richard Oakley-30.

In fiscal 2008, no additional participation points were awarded under the Plan.

Retirement and Health Benefits.

There were no changes to the retirement and health benefits applicable to the named executive officers in fiscal 2008.

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

Agreement with Richard F. Ambury

The Partnership entered into an employment agreement with Mr. Ambury effective as of April 28, 2008. Mr. Ambury will serve as Chief Financial Officer and Treasurer of the Partnership and its subsidiaries. The employment agreement provides for one year’s salary as severance if Mr. Ambury’s employment is terminated without cause or by Mr. Ambury for good reason.

Agreement with Steven Goldman

Effective May 31, 2007 Steven Goldman was appointed the Senior Vice President of Operations of the Partnership. On December 3, 2007 Mr. Goldman entered into an employment agreement that provides for one year’s salary as severance if his employment is terminated without cause or by Mr. Goldman for good reason.

Agreement with Richard G. Oakley

Effective May 22, 2006, the Partnership entered into an employment agreement with Mr. Richard G. Oakley pursuant to which Mr. Oakley will be employed for a three-year term ending on May 21, 2009. Mr. Oakley will serve as Vice President – Controller of the Partnership. The agreement provides for an annual base salary and a performance-based bonus of up to 25% of his base salary or such higher percentage as may be applicable. If the Partnership terminates Mr. Oakley’s employment for reasons other than cause, he will be entitled to one year’s salary as severance.

Change In Control Agreements

On December 4, 2007, the Board of Directors authorized us and our general partner to enter into a Change In Control Agreement with the following executive officers: Mr. Donovan, Chief Executive Officer and Mr. Ambury, Chief Financial Officer. Under the terms of each agreement, if the above mentioned executive officer’s employment with us is terminated as a result of a change in control (as defined in the agreement) that executive officer will be entitled to a payment equal to two times their base annual salary in the year of such termination plus two times the average amount paid as a bonus and/or as profit sharing during the three years preceding the year of such termination. The term change in control means the present equity owners of Kestrel and their affiliates collectively cease to beneficially own equity interests having the voting power to elect at least a majority of the members of the board of directors or other governing board of the general partner of the Partnership or any successor entity to the Partnership. If a change in control were to have occurred as of September 30, 2008, Mr. Donovan would have received a payment of $1.3 million and Mr. Ambury would have received a payment of $1.0 million.

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

The Board of Directors reviewed and discussed with the Partnership’s management the Compensation Discussion and Analysis contained in this annual report on Form 10-K. Based on that review and discussion, the Board of Directors recommends that the Compensation Discussion and Analysis be included in the Partnership’s annual report on Form 10-K for the year ended September 30, 2008.

Paul A. Vermylen, Jr.

Daniel P. Donovan

Henry D. Babcock

C. Scott Baxter

Bryan H. Lawrence

Sheldon B. Lubar

William P. Nicoletti

Executive Compensation Table

The following table sets forth the annual salary compensation, bonus and all other compensation awards earned and accrued by the named executive officers in the fiscal year.

	Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Unit Awards	Option Awards	Non-Equity Incentive Plan Comp.	Change in Pension Value and Nonqualified Deferred Comp. Earnings	All Other Comp.(1)	Total
Daniel P. Donovan	2008	$377,667		—	—	$330,000	$(33,326)	$33,321	$707,662
President and Chief Executive Officer	2007	$325,288	$375,000	—	—		$6,665	$32,905	$739,858

Richard F. Ambury	2008	$292,028		—	—	$260,000	$(19,423)	$27,855	$560,460
Chief Financial Officer	2007	$286,333	$286,000	—	—		$(4,043)	$22,624	$590,914

Steven J. Goldman	2008	$277,000		—	—	$182,000	$—	$30,085	$489,085
Senior Vice President of Operations	2007	$244,561	$200,000	—	—		$—	$29,415	$473,976

Richard G. Oakley	2008	$195,700		—	—	$84,000	$(27,678)	$26,657	$278,679
Vice President - Controller	2007	$190,000	$96,000	—	—		$(6,595)	$26,703	$306,108

(1)	All other compensation is subdivided as follows:

Name	Company Match and Core Contribution to 401 (K) Plan ($)	Car Allowance or Monetary Value for Personal Use of Company Owned Vehicle ($)	Total ($)
Daniel P. Donovan	17,250	16,071	33,321
Richard F. Ambury	13,767	14,088	27,855
Steven J. Goldman	14,429	15,656	30,085
Richard G. Oakley	13,757	12,900	26,657

Grants of Plan-Based Awards

None

Outstanding Equity Awards at Fiscal Year-End

None

Option Exercises and Stock Vested

None

Pension Plans Pursuant to Which Named Executive Officers Have an Accumulated Benefit But Are Not Currently Accruing Benefits

Name and Principal Position	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Daniel P. Donovan,	Retirement Plan	21	$523,503	$—
Richard F. Ambury	Retirement Plan	13	$72,300	$—
	Supplemental Employee Retirement Plan		$13,837	$—
Steve Goldman	Retirement Plan	—	$—	$—
Richard G. Oakley	Retirement Plan	19	$101,807	$—

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

None

Potential Payments upon Termination

If Mr. Donovan’s employment is terminated by the Partnership for reasons other than for cause or if Mr. Donovan terminates his employment for good reason prior to May 31, 2010, he will be entitled to receive one-year’s salary as severance except in the case of a termination following a change in control which is discussed above under “Change in Control Agreements.” For 12 months following the termination of his employment, Mr. Donovan is prohibited from competing with the Partnership or from becoming involved either as an employee, as a consultant or in any other capacity, in the sale of heating oil or propane on a retail basis.

If Mr. Ambury’s employment is terminated for reasons other than cause or if Mr. Ambury terminates his employment for a good reason, he will be entitled to receive a severance payment of one year’s salary except in the case of a termination following a change in control which is discussed above under “Change in Control Agreements.” For 12 months following the termination of his employment, Mr. Ambury is prohibited from competing with the Partnership or from becoming involved either as an employee, as a consultant or in any other capacity, in the sale of heating oil or propane on a retail basis.

If Mr. Goldman’s employment is terminated by the Partnership for reasons other than for cause, or if Mr. Goldman terminates his employment for good reason, he will be entitled to receive one-years salary as severance. For 12 months following the termination of his employment, Mr. Goldman is prohibited from competing with the Partnership or from becoming involved either as an employee, as a consultant or in any other capacity, in the sale of heating oil or propane on a retail basis.

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

The employment agreements of the foregoing officers also require that they not reveal confidential information of the Partnership within twelve months following the termination of their employment.

Compensation of Directors

	Director Compensation Table
Name	Fees Earned or Paid in Cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Paul A. Vermylen, Jr. (1)	$129,000	—	—	—	$(34,574)	—	$94,426
Joseph P. Cavanaugh (2)	$35,250	—	—	—	(96,414)	—	$(61,164)
Daniel P. Donovan (3)	—	—	—	—	—	—	$—
Henry D. Babcock (4)	$46,500	—	—	—	—	—	$46,500
C. Scott Baxter (4)	$47,250	—	—	—	—	—	$47,250
Bryan H. Lawrence (5)	—	—	—	—	—	—	$—
Sheldon B. Lubar	$31,500	—	—	—	—	—	$31,500
William P. Nicoletti (6)	$53,250	—	—	—	—	—	$53,250

(1)	Mr. Vermylen is non-executive Chairman of the Board.
(2)	Mr. Cavanaugh served as a director until his death in October 2008.
(3)	Mr. Donovan is a management director and the change in his pension value is already included in the summary compensation table.
(4)	Mr. Babcock and Mr. Baxter are Audit Committee members.
(5)	Mr. Lawrence has chosen not to receive any fees as a director of the general partner of the Partnership.
(6)	Mr. Nicoletti is Chairman of the Audit Committee.

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

The following table shows the beneficial ownership as of November 30, 2008 of common units and general partner units by:

(1) Kestrel and certain beneficial owners;

(2) each of the named executive officers and directors of Kestrel Heat;

(3) all directors and executive officers of Kestrel Heat as a group; and

(4) each person the Partnership knows to hold 5% or more of the Partnership’s units.

Except as indicated, the address of each person is c/o Star Gas Partners, L.P. at 2187 Atlantic Street, Stamford, Connecticut 06902-0011.

	Common Units		General Partner Units
Name	Number	Percentage	Number	Percentage
Kestrel (a)	12,803,128	16.90%	325,729	100.00%
Paul A. Vermylen, Jr.	100,000	*
Daniel P. Donovan	5,000	*
Steven J. Goldman	—
Richard F. Ambury	2,125	*
Richard G. Oakley	—	—
Henry D. Babcock	71,121	*
C. Scott Baxter	33,500	*
Joseph P. Cavanaugh (estate)	10,000	*
Bryan H. Lawrence	—	—
Sheldon B. Lubar	—	—
William P. Nicoletti	15,000	*

All officers and directors and Kestrel Heat, LLC as a group (11 persons)	13,039,874	17.21%	325,729	100.00%
MacKay Shields, LLC (b)	5,323,898	7.03%
Bandera Partners LLC (c)	4,960,100	6.55%

(a)	Includes (i) 500,000 common units and 325,729 general partner units owned by Kestrel Heat, and (ii) 12,303,128 common units owned by KM2, as to which Kestrel, in its capacity as sole member of Kestrel Heat and KM2, may be deemed to share beneficial ownership.
(b)	According to a Form 13F filed with the SEC for the period September 30, 2008, MacKay Shields, LLC an investment adviser for various clients registered under Section 203 of the Investment Advisers Act of 1940, is deemed to be the beneficial owner of the common units.
(c)	According to a Schedule 13G/A filed with the SEC on February 12, 2008, Bandera Partners LLC is the investment manager of Bandera Master Fund and may be deemed to have beneficial ownership of the common units.
*	Amount represents less than 1%.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The following table represents the aggregate fees for professional audit services rendered by KPMG LLP including fees for the audit of the Partnership’s annual financial statements for the fiscal years 2008 and 2007, and for fees billed and accrued for other services rendered by KPMG LLP (in thousands).

	2008	2007
Audit Fees (1)	$1,548	$1,450
Audit-Related Fees (2)	—	70

Audit and Audit-Related Fees	1,548	1,520
Tax Fees (3)	263	486

Total Fees	$1,811	$2,006

(1)	Audit fees were for professional services rendered in connection with audits and quarterly reviews of the consolidated financial statements of the Partnership
(2)	Audit-related fees were principally for audits of financial statements of certain employee benefit plans.
(3)	Tax fees related to services for tax consultation and tax compliance.

Audit Committee: Pre-Approval Policies and Procedures. At its regularly scheduled and special meetings, the Audit Committee of the Board of Directors considers and pre-approves any audit and non-audit services to be performed by the Partnership’s independent accountants. The Audit Committee has delegated to its chairman, an independent member of the Partnership’s Board of Directors, the authority to grant pre-approvals of non-audit services provided that the service(s) shall be reported to the Audit Committee at its next regularly scheduled meeting. On June 18, 2003, the Audit Committee adopted its pre-approval policies and procedures. Since that date, there have been no audit or non-audit services rendered by the Partnership’s principal accountants that were not pre-approved.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

2. Financial Statement Schedule.

See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

3. Exhibits.

See “Index to Exhibits” set forth on the following page.

INDEX TO EXHIBITS

Exhibit Number	Incorp by Ref. to Exh.	Description
3.1	3.1(1)	Amended and Restated Certificate of Limited Partnership

4.1	99.1(2)	Second Amended and Restated Agreement of Limited Partnership

4.2	99.3(3)	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership

4.3	99.1(3)	Amended and Restated Unit Purchase Rights Agreement dated as of July 20, 2006

10.1	10.21(4)	June 2000 Star Gas Employee Unit Incentive Plan†

10.2	10.41(5)	Employment Agreement between Petro Holdings, Inc. and Daniel P. Donovan.†

10.3	10.1(6)	Interest Purchase Agreement for the sale of the propane operations

10.4	10.2(6)	Non-Competition Agreement with Inergy

10.5	10.35(7)	Credit Agreement dated December 17, 2004, between Petroleum Heat and Power Co., Inc. and JPMorgan Chase Bank, N.A., Bank of America, N.A., Wachovia Bank, National Association, General Electric Capital Corporation, Citizens Bank of Massachusetts and J. P. MorganSecurities, Inc.

10.6	99.1(8)	Amendment, dated as of November 2, 2005, to the Credit Agreement, dated as of December 17, 2004 among Petroleum Heat and Power Co., Inc. and JPMorgan Chase Bank, N.A., Bank of America, N.A., Wachovia Bank, National Association, General Electric Capital Corporation, Citizens Bank of Massachusetts

10.7	99.2(9)	Letter Agreement and general release dated March 7, 2005 between Star Gas Partners L.P. and Irik P. Sevin †

10.8	10.1(10)	Employment Agreement dated May 4, 2005 between the Registrant and Richard F. Ambury†

10.9	99.1(11)	Unit Purchase Agreement dated as of December 5, 2005 among Star Gas Partners, L.P., Star Gas LLC, Kestrel Energy Partners, LLC, Kestrel Heat, LLC and KM2, LLC

10.10	99.2(2)	Indenture for the new senior notes

10.11	99.3(2)	Amended and Restated Indenture for the existing senior notes

10.12	10.60(12)	Second Amendment dated as of February 3, 2006 to Credit Agreement

10.13	99.2(3)	Management Incentive Compensation Plan†

10.14	99.4(3)	Form of Indemnification Agreement for Officers and Directors.

10.15	(14)	Approved Dealer / Contractor Agreement dated as of July 11, 2006 by and between AFC First Financial Corporation and Petro Holdings, Inc.

10.16	(14)	Employment Agreement dated May 17, 2006 between Star Gas Partners, L.P. and Richard G. Oakley. †

10.17	(14)	Third Amendment dated as of October 30, 2006 to the Credit Agreement.

10.18	99.4(13)	Form of Amendment No. 1 to Indemnification Agreement.

10.19	(14)	Fourth Amendment and Waiver dated as of December 28, 2006 to the Credit Agreement.

10.20	99.1(15)	Fifth Amendment dated as of April 13, 2007 to the Credit Agreement.

10.21	99.1(16)	Employment Agreement between Star Gas Partners, L.P. and Daniel P. Donovan.†

10.22	4.4(17)	First Amendment to Amended and Restated Unit Purchase Rights Agreement dated as of June 7, 2007.

10.23	(18)	Description of 2008 Profit Sharing Plan. †

10.24	(19)	Employment Agreement dated December 3, 2007 between Star Gas Partners, L.P. and Steven J. Goldman. †

10.25	(19)	Change in Control Agreement dated December 4, 2007 between Star Gas Partners, L.P. and Daniel P. Donovan. †

10.26	(19)	Change in Control Agreement dated December 4, 2007 between Star Gas Partners, L.P. and Richard F. Ambury. †

10.27	(19)	Sixth Amendment dated as of December 5, 2007 to the Credit Agreement.

10.28	*	Seventh Amendment dated as of September 15, 2008 to the Credit Agreement

10.29	*	Employment Agreement dated April 28, 2008 between Star Gas Partners, L.P. and Richard

		Ambury †

14	(19)	Code of Business Conduct and Ethics

21	*	Subsidiaries of the Registrant

23.1	*	Consent of KPMG LLP

31.1	*	Certification of Chief Executive Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).(1)

31.2	*	Certification of Chief Financial Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).(1)

31.3	*	Certification of Chief Executive Officer, Star Gas Finance Company, pursuant to Rule 13a-14(a)/15d-14(a).(1)

31.4	*	Certification of Chief Financial Officer, Star Gas Finance Company, pursuant to Rule 13a-14(a)/15d-14(a).(1)

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

*	Filed Herewith

†	Employee compensation plan.
(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2006.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K dated April 28, 2006.
(3)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K dated July 20, 2006.
(4)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2000.
(5)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed with the Commission on December 14, 2004.
(6)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 18, 2004.
(7)	Incorporated by reference to an exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2005.
(8)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 4, 2005.
(9)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2005.
(10)	Incorporated by reference to an exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2005.
(11)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated December 5, 2005.
(12)	Incorporated by reference to an exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 7, 2006.
(13)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated October 19, 2006.
(14)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the Commission on January 17, 2007.
(15)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated April 19, 2007.
(16)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2007.
(17)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated June 8, 2007.
(18)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated October 22, 2007.
(19)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the commission on December 7, 2007.

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
Daniel P. Donovan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Daniel P. Donovan Daniel P. Donovan	President and Chief Executive Officer and Director Kestrel Heat, LLC	December 10, 2008

/s/ Richard F. Ambury Richard F. Ambury	Chief Financial Officer (Principal Financial Officer) Kestrel Heat, LLC	December 10, 2008

/s/ Richard G. Oakley Richard G. Oakley	Vice President – Controller (Principal Accounting Officer) Kestrel Heat, LLC	December 10, 2008

/s/ Paul A. Vermylen, Jr. Paul A. Vermylen, Jr.	Non-Executive Chairman of the Board and Director Kestrel Heat, LLC	December 10, 2008

/s/ Henry D. Babcock Henry D. Babcock	Director Kestrel Heat, LLC	December 10, 2008

/s/ C. Scott Baxter C. Scott Baxter	Director Kestrel Heat, LLC	December 10, 2008

/s/ Bryan H. Lawrence Bryan H. Lawrence	Director Kestrel Heat, LLC	December 10, 2008

/s/ Sheldon B. Lubar Sheldon B. Lubar	Director Kestrel Heat, LLC	December 10, 2008

/s/ William P. Nicoletti William P. Nicoletti	Director Kestrel Heat, LLC	December 10, 2008

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
Daniel P. Donovan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Daniel P. Donovan Daniel P. Donovan	President, Chief Executive Officer and Director (Principal Executive Officer) Star Gas Finance Company	December 10, 2008

/s/ RICHARD F. AMBURY Richard F. Ambury	Chief Financial Officer (Principal Financial Officer) Star Gas Finance Company	December 10, 2008

/s/ RICHARD G. OAKLEY Richard G. Oakley	Vice President - Controller (Principal Accounting Officer) Star Gas Finance Company	December 10, 2008

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page
Part II Financial Information:

Item 8—Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 30, 2008 and September 30, 2007	F-3

Consolidated Statements of Operations for the years ended September 30, 2008, September 30, 2007 and September 30, 2006	F-4

Consolidated Statements of Partners’ Capital and Comprehensive Income (Loss) for the years ended September 30, 2008, September 30, 2007 and September 30, 2006	F-5

Consolidated Statements of Cash Flows for the years ended September 30, 2008, September 30, 2007 and September 30, 2006	F-6

Notes to Consolidated Financial Statements	F-7 – F-25

Schedules for the years ended September 30, 2008, September 30, 2007 and September 30, 2006

I. Condensed Financial Information of Registrant	F-26 – F-28

II. Valuation and Qualifying Accounts	F-29

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes therein.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of Star Gas Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Star Gas Partners, L.P. and Subsidiaries (the “Partnership”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, partners’ capital and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules I and II listed in the accompanying index. We also have audited the Partnership’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these consolidated financial statements, the financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Partnership’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Gas Partners, L.P. and Subsidiaries as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2008 in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the related financial statement schedules I and II listed in the accompanying index, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, Star Gas Partners, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

Stamford, Connecticut

December 10, 2008

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Years Ended September 30,
(in thousands)	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$178,808	$112,886
Receivables, net of allowance of $10,821 and $7,645, respectively	95,691	78,923
Inventories	44,759	85,968
Fair asset value of derivative instruments	7,452	14,510
Prepaid expenses and other current assets	17,589	28,216

Total current assets	344,299	320,503

Property and equipment, net	38,829	41,721
Long-term portion of accounts receivables	634	1,362
Goodwill	182,011	181,496
Intangibles, net	30,861	48,468
Deferred charges and other assets, net	8,799	8,554

Total assets	$605,433	$602,104

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$16,887	$18,797
Fair liability value of derivative instruments	7,188	5,312
Accrued expenses and other current liabilities	64,670	65,444
Unearned service contract revenue	39,085	37,219
Customer credit balances	85,408	71,109

Total current liabilities	213,238	197,881

Long-term debt	173,752	173,941
Other long-term liabilities	18,466	13,951
Partners’ capital
Common unitholders	219,544	232,895
General partner	(186)	(129)
Accumulated other comprehensive income (loss)	(19,381)	(16,435)

Total partners’ capital	199,977	216,331

Total liabilities and partners’ capital	$605,433	$602,104

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
(in thousands, except per unit data)	2008	2007	2006
Sales:
Product	$1,353,950	$1,088,610	$1,109,332
Installations and service	189,143	178,565	187,180

Total sales	1,543,093	1,267,175	1,296,512
Cost and expenses:
Cost of product	1,081,312	804,928	825,694
Cost of installations and service	176,537	176,947	189,214
(Increase) decrease in the fair value of derivative instruments	25,467	(15,664)	45,677
Delivery and branch expenses	212,125	197,829	203,878
Depreciation and amortization expenses	26,784	28,995	32,415
General and administrative expenses	17,563	19,029	22,832

Operating income (loss)	3,305	55,111	(23,198)

Interest expense	(20,691)	(20,448)	(26,288)
Interest income	6,883	8,923	5,085
Amortization of debt issuance costs	(2,339)	(2,282)	(2,438)
Loss on redemption of debt	—	—	(6,603)

Income (loss) from continuing operations before income taxes	(12,842)	41,304	(53,442)
Income tax expense	566	2,002	477

Income (loss) from continuing operations	(13,408)	39,302	(53,919)
Loss on sale of discontinued operations, net of income taxes	—	(1,061)	—

Income (loss) before cumulative effect of change in accounting principles	(13,408)	38,241	(53,919)
Cumulative effect of change in accounting principles — change in inventory pricing method	—	—	(344)

Net income (loss)	$(13,408)	$38,241	$(54,263)

General Partner’s interest in net income (loss)	(57)	164	(160)

Limited Partners’ interest in net income (loss)	$(13,351)	$38,077	$(54,103)

Basic and diluted income (loss) per Limited Partner Unit:
Continuing operations	$(0.18)	$0.51	$(1.01)

Net income (loss)	$(0.18)	$0.50	$(1.02)

Weighted average number of Limited Partner units outstanding:
Basic	75,774	75,774	52,944

Diluted	75,774	75,774	52,944

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)

Years Ended September 30, 2008, 2007 and 2006

	Number of Units
(in thousands)	Common	Sr. & Jr. Sub.	General Partner	Common	Sr. & Jr. Sub.	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2005	32,166	3,737	326	175,461	(5,469)	(3,621)	(21,263)	145,108
Net income (loss)				(55,619)	1,516	(160)		(54,263)
Unrealized gain on pension plan obligation							63	63

Total comprehensive loss				(55,619)	1,516	(160)	63	(54,200)
Issuance of units (1)	39,871		326	82,417				82,417
Exchange / retirement of units (1)	3,737	(3,737)	(326)	(7,441)	3,953	3,488		—

Balance as of September 30, 2006	75,774	—	326	194,818	—	(293)	(21,200)	173,325
Net income				38,077		164		38,241
Unrealized gain on pension plan obligation							4,765	4,765

Total comprehensive income				38,077	—	164	4,765	43,006

Balance as of September 30, 2007	75,774	—	326	232,895	—	(129)	(16,435)	216,331
Net loss				(13,351)		(57)		(13,408)
Unrealized loss on pension plan obligation							(2,946)	(2,946)

Total comprehensive loss				(13,351)	—	(57)	(2,946)	(16,354)

Balance as of September 30, 2008	75,774	—	326	$219,544	$—	$(186)	$(19,381)	$199,977

(1)	See Note 2—Recapitalization.

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2008	2007	2006
Cash flows provided by (used in) operating activities:
Net income (loss)	$(13,408)	$38,241	$(54,263)
Loss on sale of discontinued operations	—	1,061	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	25,467	(15,664)	45,677
Depreciation and amortization	29,123	31,277	34,853
Cumulative effect of change in accounting principle	—	—	344
Loss on redemption of debt	—	—	6,603
Provision for losses on accounts receivable	11,961	5,726	6,105
Changes in operating assets and liabilities net of amounts related to acquisitions:
(Increase) decrease in receivables	(28,002)	5,761	(3,809)
(Increase) decrease in inventories	41,368	(8,222)	(23,830)
(Increase) decrease in other assets and assets held for sale, net	(8,797)	5,206	(9,789)
Increase (decrease) in accounts payable	(1,937)	(2,747)	1,764
Increase (decrease) in customer credit balances	13,390	(3,724)	8,576
Increase (decrease) in other current and long-term liabilities	2,390	(5,800)	6,133

Net cash provided by operating activities	71,555	51,115	18,364

Cash flows provided by (used in) investing activities:
Capital expenditures	(4,145)	(4,850)	(5,433)
Proceeds from sales of fixed assets	533	1,948	2,162
Acquisitions	(1,876)	(26,352)	—

Net cash used in investing activities	(5,488)	(29,254)	(3,271)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	57,161	—	46,336
Revolving credit facility repayments	(57,161)	—	(52,898)
Repayment of debt		(96)	(66,138)
Proceeds from the issuance of common units, net	—	—	50,174
Increase in deferred charges	(145)	—	(594)

Net cash used in financing activities	(145)	(96)	(23,120)

Net increase (decrease) in cash	65,922	21,765	(8,027)
Cash and equivalent at beginning of period	112,886	91,121	99,148

Cash and equivalent at end of period	$178,808	$112,886	$91,121

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat their homes and buildings. Star Gas Partners is a master limited partnership, which at September 30, 2008, had outstanding 75.8 million common units (NYSE: “SGU”) representing 99.6% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.4% general partner interest in Star Gas Partners.

The Partnership is organized as follows:

•

The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership’s operations are conducted through Petro Holdings, Inc. and its subsidiaries (“Petro”). Petro is a Minnesota corporation that is an indirect wholly-owned subsidiary of the Partnership. Petro is a Northeast and Mid-Atlantic region retail distributor of home heating oil that at September 30, 2008 served approximately 402,000 full service residential and commercial home heating oil customers, and 7,000 propane customers. Petro also sold home heating oil, gasoline and diesel fuel to approximately 28,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers, and provided ancillary home services, including home security and plumbing, to approximately 11,000 customers.

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

2) Fiscal Year 2006 Recapitalization

In connection with the recapitalization of the Partnership in April 2006, the Partnership received an aggregate of $50.2 million, after expenses of $7.5 million, in new equity financing through the sale of an aggregate of 26.4 million common units. The Partnership also repurchased $65.3 million in face amount of its existing notes, and converted $26.9 million in face amount of existing notes into 13.4 million common units at a conversion price of $2.00 per unit and exchanged $165.3 million in principal amount of existing notes for a like amount of new notes that were issued under a new indenture. The Partnerships’ senior and junior subordinated units were converted into common units.

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

Basic and Diluted Net Income (Loss) per Limited Partner Unit

Net income (loss) per limited partner unit is computed by dividing net income (loss), after deducting the general partner’s interest, by the weighted average number of units outstanding. Each unit in each of the partnership’s ownership classes participates in net income (loss) equally.

Cash Equivalents

The Partnership considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents.

Inventories

Effective October 1, 2005, the Partnership changed from the first-in, first-out (FIFO) method to the weighted average cost method to account for heating oil and other fuels inventory. All other inventories, representing parts and equipment have been and continue to be stated at the lower of cost or market using the FIFO method.

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

Advertising Expense

Advertising costs are expensed as they are incurred. Advertising expenses were $7.2 million, $7.1 million, and $5.9 million, in 2008, 2007, and 2006, respectively and are recorded in delivery and branch expenses.

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

The implementation of FIN 48 had an immaterial effect on Partners’ Capital, deferred tax assets or deferred tax liabilities. At September 30, 2008, we had unrecognized income tax benefits totaling $0.3 million and related accrued interest and penalties of $0.1 million. These unrecognized tax benefits are primarily the result of state and local income tax uncertainties. If recognized, essentially all of the tax benefits and related interest and penalties would be recorded as a benefit to the effective tax rate.

FIN 48 Tax Uncertainties (in thousands)

Balance at September 30, 2007	$731
Adjustment to adopt FIN 48 in the first quarter of fiscal 2008	(187)
Additions based on tax positions related to the current year	19
Additions for tax positions of prior years	86
Reductions due to lapse in statue of limitations/settlements	(280)

Balance at September 30, 2008	$369

We believe that the total liability for unrecognized tax benefits will not change during the next 12 months ending September 30, 2009. Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.

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

Derivatives and Hedging

SFAS 133 established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective and SFAS 133 documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. Currently, the Partnership has elected not to designate its derivative instruments as hedging instruments under SFAS 133, and the change in fair value of the derivative instruments are recognized in our statement of operations.

Weather Insurance Contract

Weather insurance contract is recorded in accordance with the intrinsic value method defined by the Emerging Issues Task Force (“EITF”) 99-2, “Accounting for Weather Derivatives.” The premium paid is amortized over the life of the contract and the intrinsic value method is applied at each interim period.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. In November 2007, the FASB issued a one-year deferral of SFAS No. 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We are required to adopt SFAS No. 157 in the first quarter of fiscal 2009 for financial assets. We do not expect adoption of SFAS No. 157 will have a material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) which provides companies an option to report eligible financial assets and liabilities at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are required to adopt SFAS No. 159 in the first quarter of fiscal 2009. We do not expect adoption of SFAS No. 159 will have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued Statement No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes in a business combination principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, goodwill acquired, liabilities assumed, and any noncontrolling interests. SFAS No. 141R is effective in fiscal years beginning after December 15, 2008. The Partnership is required to adopt SFAS No. 141R in fiscal 2010. The Partnership is currently assessing the impact of adopting SFAS No. 141R.

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”) which amends and expands the disclosure requirements of Statement No. 133. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are required to adopt SFAS No. 161 in the second quarter of fiscal 2009. We do not expect adoption of SFAS No. 161 will have a material impact on our Consolidated Financial Statements.

4) Discontinued Operations

In the fourth quarter of fiscal year 2007, the Partnership recorded an approximate $1.1 million expense to satisfy a notice received in connection with its propane operations sold to Inergy in fiscal year 2005.

5) Quarterly Distribution of Available Cash

Partnership Distribution Provisions

Beginning October 1, 2008, minimum quarterly distributions on the common units will start accruing at the rate of $0.0675 per quarter ($0.27 on an annual basis) in accordance with the Partnership agreement. There will be no distributions of available cash by us before February 2009. Thereafter, in general, the Partnership intends to distribute to its partners on a quarterly basis, all of its available cash, if any, in the manner described below. “Available cash” generally means, for any of its fiscal quarters, all cash on hand at the end of that quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the general partners to:

•	provide for the proper conduct of the Partnership’s business including acquisitions and debt payments;

•	comply with applicable law, any of its debt instruments or other agreements; or

•	provide funds for distributions to the common unitholders during the next four quarters, in some circumstances.

Available cash will generally be distributed as follows:

•	first, 100% to the common units, pro rata, until the Partnership distributes to each common unit the minimum quarterly distribution of $0.0675;

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

The revolving credit facility and the indenture for the 10 1/4% Senior Notes both impose certain restrictions on the Partnership’s ability to pay distributions to unitholders.

6) Fiscal Year 2006 Change in Accounting Principle

At September 30, 2005, the Partnership’s inventory of heating oil and other fuels were stated at the lower of cost or market computed on the first-in, first-out (FIFO) method.

Effective October 1, 2005 of fiscal year 2006, the Partnership changed from the FIFO method to the weighted average cost method for its inventory of heating oil and other fuels. All other inventories, representing parts and equipment, have been and continue to be stated at the lower of cost or market using the FIFO method. The Partnership believes that the WAC methodology is preferable in the circumstances because it reflects a more accurate correlation between revenues and product costs experienced in the Partnerships business environment by normalizing the carrying cost of heating oil and other fuels given the increasing short-term volatility in the marketplace for these products. The cumulative effect of this change as of October 1, 2005 decreased net income by $0.3 million for fiscal year ended September 30, 2006.

7) Derivative Instruments—Inventory

The Partnership uses derivative instruments such as futures, options, and swap agreements, in order to mitigate our exposure to market risk associated with the purchase of home heating oil for our protected price customers, physical inventory on hand, inventory in transit and priced purchase commitments. Depending upon the fair value of these instruments by counterparty, the amount can be included in fair asset value of derivative instruments or fair liability value of derivative instruments. At September 30, 2008, $7.5 million was carried as a current asset in fair asset value of derivative instruments, $2.6 million of derivative assets was included in the deferred charges and other assets, net balance, and $7.2 million was carried as a current liability in fair liability value of derivative instruments. At September 30, 2007, $14.5 million was carried as a current asset in fair asset value of derivative instruments and $5.3 million carried as a current liability in fair liability value of derivative instruments. Currently, the Partnership has elected not to designate its derivative instruments as hedging instruments under SFAS 133, and the change in fair value of the derivative instruments are recognized in our statement of operations.

To hedge a substantial portion of the purchase price associated with heating oil gallons anticipated to be sold to its price plan customers under contract as of September 30, 2008, the Partnership had outstanding 37.6 million gallons of swap contracts to buy heating oil with a notional value of $121.8 million and a fair value of $(10.8) million; 55.8 million gallons of purchased call option contracts to buy heating oil with a notional value of $185.9 million and a fair value of $14.0 million and 3.4 million gallons of put option contracts for heating oil with a notional value of $9.9 million and a fair value of $1.2 million. In addition, the Partnership had outstanding synthetic calls (a swap combined with two offsetting puts at different prices) of 24.9 million net gallons, with a contract notional value of $88.3 million, and a combined net fair value of $0.5 million.

To hedge its physical inventory on hand, inventory in transit and priced purchase commitments, the Partnership at September 30, 2008 had outstanding 10.8 million gallons of future contracts to buy heating oil with a notional value of $36.6 million and a fair value of $(4.3) million; 16.8 million gallons of future contracts to sell heating oil with a notional value of $52.9 million and a fair value of $3.4 million, and 1.5 million gallons of swap contracts to sell heating oil with a notional value of $4.3 million and a fair value of $0.04 million. In addition, to hedge its internal fuel usage the Partnership had outstanding 1.8 million gallons of future contracts to buy gasoline with a notional value of $5.7 million and a fair value of $(1.0) million. The contracts expire at various times with some call options that are used to hedge the purchase price associated with heating oil gallons anticipated to be sold to thirty-six month price plan customers expiring in 2011.

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

To hedge its physical inventory on hand, inventory in transit and priced purchase commitments, the Partnership at September 30, 2007 had outstanding 6.6 million gallons of future contracts to buy heating oil with a notional value of $14.3 million and a fair value of $0.4 million; 43.3 million gallons of future contracts to sell heating oil with a notional value of $91.6 million and a fair value of $(5.9) million. In addition, to economically hedge its internal fuel usage the Partnership had outstanding 1.1 million gallons of future contracts to buy gasoline with a notional value of $2.1 million and a fair value of $0.1 million. The contracts expired at various times with no contract expiring later than October 31, 2008.

Given the staggered renewals of price plan contracts, the derivative instruments associated with price plan customers described in the previous paragraphs represent a substantial majority of the volume anticipated to be required to satisfy the Partnership’s then established fixed and ceiling price obligations for the twelve months following September 30, 2008 and 2007, respectively.

Since the Partnership’s derivative instruments do not qualify for hedge accounting treatment, changes in the fair value of derivative instruments are recorded in the statement of operations in the line item (increase) decrease in the fair value of derivative instruments. Realized gains and losses are recorded in cost of product with the related purchase of home heating oil for price plan customers.

8) Inventories

The Partnership’s inventories of heating oil and other fuels are stated at the lower of cost or market computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost or market using the FIFO method. The components of inventory were as follows (in thousands):

	September 30,
	2008	2007
Heating oil and other fuels	$30,208	$72,309
Fuel oil parts and equipment	14,551	13,659

	$44,759	$85,968

Heating oil and other fuel inventories were comprised of 8.9 million gallons and 34.8 million gallons on September 30, 2008 and September 30, 2007, respectively. The Partnership has market price based product supply contracts for approximately 230 million home heating oil gallons, that it expects to fully utilize to meet its requirements over the next twelve months.

During fiscal year 2008, Global Companies, Sunoco Inc., and NIC Holding Corp. (Northville Industries) provided 15.6%, 15.2% and 15% respectively, of our product purchases. During fiscal year 2007, Sunoco Inc., NIC Holding Corp. (Northville Industries), and Global Companies provided 19.2%, 18.3% and 11.7% respectively, of our product purchases.

9) Property, Plant and Equipment

The components of property, plant and equipment and their estimated useful lives were as follows (in thousands):

	September 30,
	2008	2007	Useful Estimated Lives
Land and land improvements	$10,906	$10,717	Land improvements - 30 years
Buildings and leasehold improvements	23,643	22,523	1 -40 years
Fleet and other equipment	37,288	38,683	1 -16 years
Tanks and equipment	9,486	8,683	8 -35 years
Furniture, fixtures and office equipment	49,593	48,169	3 -12 years

Total	130,916	128,775
Less accumulated depreciation	92,087	87,054

Property and equipment, net	$38,829	$41,721

Depreciation expense was $7.2 million, $8.2 million, and $11.2 million for the fiscal years ended September 30, 2008, 2007, and 2006 respectively.

10) Goodwill and Other Intangible Assets

Goodwill

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. If goodwill of a reporting unit is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill.

The Partnership has selected August 31 of each year to perform its annual impairment review under SFAS No. 142. The evaluations utilize an income approach, market comparable approach, and transaction approach, which contain reasonable and supportable assumptions and projections reflecting management’s best estimate in deriving the Partnership’s total enterprise value. The income approach calculates over a discrete period the free cash flow generated by the Partnership to determine the enterprise value. The market comparable approach compares the Partnership to similar businesses or comparable companies to determine the enterprise value. The market transaction approach uses exchange prices in actual sales and purchases of comparable businesses to determine the enterprise value.

The total enterprise value as indicated by these three approaches is compared to the Partnership’s book value of net assets and reviewed in light of the Partnership’s market capitalization.

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

The Partnership performed its annual goodwill impairment valuation as of August 31, 2008 with the assistance of a third party valuation firm. Since as of September 30, 2008 the Partnership’s book value was greater than its market capitalization (as was also the case at August 31, 2008), the Partnership reviewed its annual goodwill impairment valuation. It was determined based on this analysis that there was no goodwill impairment. The preparation of this analysis was based upon management’s estimates and assumptions, and future impairment calculations would be affected by actual results that are materially different from projected amounts.

A summary of changes in the Partnership’s goodwill during the fiscal years ended September 30, 2008 and 2007 are as follows (in thousands):

Balance as of September 30, 2006	$166,522
Fiscal year 2007 activity	14,974
Balance as of September 30, 2007	181,496
Fiscal year 2008 activity (Acquisitions see Note 13)	515

Balance as of September 30, 2008	$182,011

Intangibles, net

Intangible assets subject to amortization consist of the following (in thousands):

	September 30, 2008			September 30, 2007
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists and other intangibles	$201,865	$171,004	$30,861	$200,209	$151,741	$48,468

Amortization expense for intangible assets and deferred charges was $19.6 million, $20.8 million, and $21.2 million, for the fiscal years ended September 30, 2008, 2007, and 2006, respectively. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ended September 30, 2009 and the four succeeding fiscal years ended September 30, is as follows (in thousands):

Amount
2009	$12,678
2010	$7,496
2011	$5,445
2012	$1,077
2013	$1,076

11) Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows (in thousands):

	September 30,
	2008	2007
Accrued wages and benefits	$14,036	$13,295
Accrued workers’ compensation, general liability and auto claims (anticipated liability for claims not covered under the Partnership’s insurance policies, exclusive of $51.1 million and $51.5 million for 2008 and 2007 respectively, in letters of credit for past and future claims)	38,790	41,149
Other accrued expenses and other current liabilities	11,844	11,000

	$64,670	$65,444

12) Long-Term Debt and Bank Facility Borrowings

The Partnership’s long-term debt at September 30, 2008 and 2007 is as follows (in thousands):

	September 30,
	2008	2007
10.25% Senior Notes (a)	$173,752	$173,941
Revolving Credit Facility Borrowings (b)	—	—

Total debt	$173,752	$173,941

Total long-term portion debt	$173,752	$173,941

(a)	These notes mature in February 2013 and accrue interest at an annual rate of 10.25% requiring semi-annual interest payments on February 15 and August 15 of each year. The net premium on these notes were $1.0 million and $1.2 million at September 30, 2008 and 2007 respectively. These notes are redeemable at the option of the Partnership, in whole or in part, from time to time by payment of a premium. In connection with the closing of the recapitalization of the Partnership and under the terms of the indenture dated as of April 28, 2006, these notes permit restricted payments of $22 million, allow the Partnership to make acquisitions of up to $60 million without passing certain financial tests, and restrict the proceeds of asset sales from being invested in current assets for purposes of the “asset sale” covenant.
(b)	In September 2008, Petro entered into a seventh amendment to its revolving credit facility which allowed an A- credit rating of its insurance carriers. In December 2007, Petro entered into a sixth amendment to its revolving credit facility which increased the aggregate commitment to $360 million during the peak winter months. This revolving credit facility, as amended, provides the Partnership with the ability to borrow up to $260 million for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $95 million in letters of credit. For the peak winter months from December through April, Petro can borrow up to $360 million. Obligations under the revolving credit facility are secured by liens on substantially all assets and are guaranteed by Petro and by the Partnership.

The revolving credit facility imposes certain restrictions on Petro, including restrictions on its ability to incur additional indebtedness, to pay distributions, make investments, grant liens, sell assets, make acquisitions and engage in certain other activities. The revolving credit facility also requires Petro to maintain certain financial ratios, and contains borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events. The occurrence of an event of default or an acceleration under the revolving credit facility would result in the Partnership’s inability to obtain further borrowings under that facility, which could adversely affect its results of operations. An acceleration under the revolving credit facility would result in a default under the Partnership’s other funded debt.

Under the terms of the revolving credit facility, the Partnership must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $25.0 million or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 to 1.0. As of September 30, 2008, availability was $171.7 million and the fixed charge coverage ratio (as defined in the credit agreement) was 2.79 to 1.0. At September 30, 2008, restricted net assets of Petro totaled approximately $365 million. As of September 30, 2007, availability was $173 million and the fixed charge coverage ratio (as defined in the credit agreement) was 3.7 to 1.0. At September 30, 2007, restricted net assets of Petro totaled approximately $382 million.

At September 30, 2008 and 2007, there were no amounts outstanding under this credit facility.

As of September 30, 2008, the maturities including working capital borrowings during fiscal years ending September 30, are set forth in the following table:

(in thousands)
2009	$—
2010	$—
2011	$—
2012	$—
2013	$172,750
Thereafter	$—

13) Acquisitions

During fiscal 2008, the Partnership acquired seven retail heating oil dealers. The aggregate purchase price was approximately $2.6 million, reduced by $0.7 million of working capital credits.

During fiscal 2007, the Partnership acquired seven retail heating oil dealers, including one that has a related plumbing business. The aggregate purchase price was approximately $26.5 million, reduced by $0.1 million of other liabilities.

The Partnership made no acquisitions in fiscal 2006.

The following table indicates the allocation of the aggregate purchase price paid and the respective periods of amortization assigned for acquisitions made during fiscal 2008 (in thousands):

	September 30,
	2008	2007	Useful Lives
Furniture and equipment	$—	$331	7 years
Fleet	414	2,472	1 -10 years
Customer lists and other intangibles	1,535	6,880	7 -10 years
Goodwill	515	14,974	—
Trade names	120	970	7 -10 years
Working Capital	(708)	856	—
Other Liabilities	—	(131)	—

Total	$1,876	$26,352

Acquisitions are accounted for under the purchase method of accounting. Purchase prices have been allocated to the acquired assets and liabilities based on their respective fair values on the dates of acquisition. The purchase prices in excess of the fair values of net assets acquired are classified as goodwill in the Consolidated Balance Sheets. Sales and net income have been included in the Consolidated Statements of Operations from the respective dates of acquisition. Customer lists, other intangibles and trade names are amortized on a straight line basis over seven to ten years.

14) Employee Benefit Plans

Defined Contribution Plans

The Partnership has a 401(k) plan which covers eligible non-union and union employees. Subject to IRS limitations, the 401(k) plan provides for each participant to contribute from 1.0% to 17.0% of compensation. The Partnership makes a 4% (to a maximum of 5.5% for participants who had 10 or more years of service at the time the Defined Benefit Plans were frozen and who have reached the age 55) core contribution of a participant’s compensation and matches  2/3 of each amount a participant contributes up to a maximum of 2.0% of a participant’s compensation. The Partnership’s aggregate contributions to the 401(k) plan during fiscal 2008, 2007, and 2006 were $4.2 million, $4.5 million, and $4.4 million, respectively.

Union-Administered Pension Plans

The Partnership’s contributions to union-administered pension plans were $6.9 million for fiscal 2008, $6.1 million for fiscal 2007, and $6.0 million for fiscal 2006.

Defined Benefit Plans

The Partnership accounts for its two frozen defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). The Partnership has no post-retirement benefit plans.

The following table provides the net periodic benefit cost for the period, a reconciliation of the changes in the plan assets, projected benefit obligations, and the amounts recognized in other comprehensive income and accumulated other comprehensive income at the dates indicated using a measurement date of September 30:

(in thousands) Debit / (Credit)	Net Periodic Pension Cost in Income Statement	Cash	Fair Value of Pension Plan Assets	Projected Benefit Obligation	Other Comprehensive Income	Pension Related Accumulated Other Comprehensive Income
Fiscal Year 2006
Beginning balance			$50,082	$(63,481)		$21,263

Interest cost	3,382			(3,382)
Actual return on plan assets	(2,484)		2,484
Employer contributions		(400)	400
Benefit payments			(3,979)	3,979
Investment and other expenses	(248)			248
Difference between actual and expected return on plan assets	(1,181)				1,181
Actuarial loss				(203)	203
Amortization of unrecognized net actuarial loss	1,447				(1,447)

Annual cost/change	$916	$(400)	(1,095)	642	$(63)	(63)

Ending balance			$48,987	$(62,839)		$21,200

Funded status at the end of the year				$(13,852)

Fiscal Year 2007
Interest cost	3,461			(3,461)
Actual return on plan assets	(4,223)		4,223
Employer contributions		(19)	19
Benefit payments			(4,011)	4,011
Investment and other expenses	(487)			487
Difference between actual and expected return on plan assets	910				(910)
Anticipated expenses	244			(244)
Actuarial gain				2,419	(2,419)
Amortization of unrecognized net actuarial loss	1,436				(1,436)

Annual cost/change	$1,341	$(19)	231	3,212	$(4,765)	(4,765)

Ending balance			$49,218	$(59,627)		$16,435

Funded status at the end of the year				$(10,409)

Fiscal Year 2008
Interest cost	3,533			(3,533)
Actual return on plan assets	7,815		(7,815)
Employer contributions		(1,536)	1,536
Benefit payments			(4,282)	4,282
Investment and other expenses	(437)			437
Difference between actual and expected return on plan assets	(11,282)				11,282
Anticipated expenses	246			(246)
Actuarial gain				7,339	(7,339)
Amortization of unrecognized net actuarial loss	997				(997)

Annual cost/change	$872	$(1,536)	(10,561)	8,279	$2,946	2,946

Ending balance			$38,657	$(51,348)		$19,381

Funded status at the end of the year				$(12,691)

At September 30, 2008 and 2007, $(12,691) and $(10,409) respectively, were included in the other long-term liabilities amount on the balance sheet.

The $19.4 million net actuarial loss balance for the two frozen defined benefit pension plans in accumulated other comprehensive income, will be recognized and amortized into net periodic pension costs as an actuarial loss in future years. The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year is $1.4 million.

	Years Ended September 30,
	2008	2007	2006
Weighted-Average Assumptions Used in the Measurement of the Partnership’s Benefit Obligation as of the period indicated
Discount rate	7.60%	6.20%	5.75%
Expected return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	N/A	N/A	N/A

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

The discount rate used to determine net periodic pension expense was 6.2% in 2008, 5.75% in 2007, and 5.5% in 2006. The discount rate used by the Partnership in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments.

The Partnership’s Pension Plan assets by category are as follows (in thousands):

	Years Ended September 30,
	2008	2007
Asset Categories:
Equity Securities	$21,413	$28,735
Debt Securities	16,956	20,319
Cash Equivalents	288	164

	$38,657	$49,218

The Plan’s objectives are to have the ability to pay benefit and expense obligations when due, to maintain the funded ratio of the Plan, to maximize return within reasonable and prudent levels of risk in order to minimize contributions and charges to the profit and loss statement, and to control costs of administering the Plan and managing the investments of the Plan. The strategic asset allocation of the Plan (currently 60% domestic equities and 40% domestic fixed income) is based on a long-term perspective and the premise that the Plan can tolerate some interim fluctuations in market value and rates of return in order to achieve long-term objectives.

Recent market conditions have resulted in an unusually high degree of volatility and increased the risks associated with certain investments held by the plans that could impact the value of investments after the date of these financial statements.

The Partnership expects to make pension contributions of approximately $2.2 million in fiscal 2009.

Expected benefit payments over each of the next five years will total approximately $4.4 million per year. Expected benefit payments for the five years thereafter will aggregate approximately $22 million.

15) Income Taxes

Income tax expense is comprised of the following for the indicated periods (in thousands):

	Years Ended September 30,
	2008	2007	2006
Current:
Federal	$380	$758	$112
State	186	1,244	365

	$566	$2,002	$477

The components of the net deferred taxes and the related valuation allowance for the years ended September 30, 2008 and September 30, 2007 using current tax rates are as follows (in thousands):

	Years Ended September 30,
	2008	2007
Deferred Tax Assets:
Net operating loss carryforwards	$41,729	$50,338
Vacation accrual	2,680	2,219
Bad debt expense	4,437	3,135
Amortization	10,079	9,466
Excess of book over tax hedge accounting	9,910	—
Insurance accrual	12,681	9,807
Inventory valuation	—	763
Pension	5,203	4,268
Other, net	2,699	2,225

Total deferred tax assets	89,418	82,221
Valuation allowance	(87,416)	(80,068)

Net deferred tax assets	$2,002	$2,153

Deferred Tax Liabilities:
Depreciation	$919	$1,621
Excess of tax over book hedge accounting	—	532
Inventory valuation	1,083	—

Total deferred tax liabilities	$2,002	$2,153

Net deferred taxes	$—	$—

In order to fully realize the net deferred tax assets, the Partnership’s corporate subsidiaries will need to generate future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on the corporate subsidiaries’ history of taxable losses, projections of their current year’s taxable income, and projections of their future taxable income over the periods where the deferred tax assets are deductible, management believes it more likely than not that the Partnership will not realize the full benefit of its deferred tax assets at September 30, 2008 and 2007.

As of the calendar tax year ended December 31, 2007, Star/Petro, Inc., a wholly-owned subsidiary of the Partnership, had a federal net operating loss carryforward (“NOL”) of approximately $112 million, of which approximately $29.3 million is limited in accordance with Federal income tax law as a result of prior transactions. The NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income. In the event that the Partnership experiences an “ownership change” for federal income tax purposes under Internal Revenue Code Section 382 (“Section 382”), Star/Petro may be restricted annually in its ability to use its NOLs to reduce its federal taxable income. In general, the Partnership would be deemed to have an “ownership change” under Section 382 if, immediately after any owner shift involving a 5% unitholder or any equity structure shift, the percentage of units of the Partnership owned by one or more 5% unitholder has increased by more than 50% over the lowest percentage of units of the Partnership (or any predecessor entity) owned by such unitholder at any time during the three-year testing period.

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

16) Lease Commitments

The Partnership has entered into certain operating leases for office space, trucks and other equipment. The future minimum rental commitments at September 30, 2008, under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2009	$11,392
2010	8,253
2011	6,421
2012	5,743
2013	5,046
Thereafter	16,970

Total future minimum lease payments	$53,825

Rent expense for the fiscal years ended September 30, 2008, 2007, and 2006 was $13.9 million, $13.3 million, and $13.4 million, respectively.

17) Supplemental Disclosure of Cash Flow Information

	Years Ended September 30,
(in thousands)	2008	2007	2006
Cash paid during the period for:
Income taxes, net	$2,241	$947	$1,335
Interest	$20,651	$20,448	$27,477
Non-cash financing activities:
Decrease in long-term debt—exchange Existing Notes	$—	$—	$(165,250)
Increase in long-term debt—exchange New Notes	$—	$—	$165,250
Decrease in long-term debt	$—	$—	$(27,135)
Increase Partner’s Capital—exchange debt for Common Units	$—	$—	$32,242
Decrease in interest expense—amortization of debt discount	$188	$115	$267
Increase in other current and long-term liabilities for capital leases	$—	$—	$(969)
Increase in fixed assets for capital leases	$—	$—	$969

18) Commitments and Contingencies

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

On April 20, 2007, class plaintiffs filed a notice of appeal to the Court of Appeals for the Second Circuit of Judge Arterton’s decisions dismissing the amended complaint and denying Plaintiffs’ Post-Judgment Motion. Subsequent to the filing of the notice of appeal, class plaintiffs stipulated to the dismissal of the appeal as against Hanseatic Americas, Inc., Paul Biddelman, A.G. Edwards & Sons, Inc., RBC Dain Rauscher Inc., UBS Investment Bank, and Audrey Sevin. On or about July 6, 2007, class plaintiffs filed their brief on appeal. The Star Gas Defendants filed their opposition brief on or about August 21, 2007, and class plaintiffs filed their reply brief on or about September 11, 2007. Oral argument on the appeal has been scheduled to be held in December 2008. In the interim, discovery in the matter remains stayed pursuant to the mandatory stay provisions of the PSLRA. While no prediction may be made as to the outcome of litigation, we intend to defend against this class action vigorously.

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

19) Disclosures About the Fair Value of Financial Instruments

Cash, Accounts Receivable, Notes Receivable, Revolving Credit Facility Borrowings, and Accounts Payable

The carrying amount of cash, accounts receivable, notes receivable, revolving credit facility borrowings, and accounts payable approximates fair value because of the short maturity of these instruments.

Derivative Instruments and Long-Term Debt

For fiscal 2008 and 2007, the fair value is based on open market or counterparty quotations. The estimated fair value of the Partnership’s derivative instruments and long-term debt is summarized as follows (in thousands):

	At September 30, 2008		At September 30, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Derivative instruments included in fair asset value of derivative instruments	$7,452	$7,452	$14,510	$14,510
Derivative instruments included in deferred charges and other assets, net	$2,656	$2,656	$—	$—
Derivative instruments included in fair liability value of derivative instruments	$7,188	$7,188	$5,312	$5,312
Long-term debt	$173,752	$150,293	$173,941	$182,251

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

20) Earnings Per Limited Partner Units

	Years Ended September 30,
(in thousands, except per unit data)	2008	2007	2006
Income (loss) from continuing operations per Limited Partner unit:
Basic and Diluted	$(0.18)	$0.51	$(1.01)
Gain (loss) on sale of discontinued operations, net of income taxes per Limited Partner unit:
Basic and Diluted	$—	$(0.01)	$—
Cumulative effect of change in accounting principles-change in inventory pricing method per Limited Partner unit:
Basic and Diluted	$—	$—	$(0.01)
Net income (loss) per Limited Partner unit:

Basic and Diluted	$(0.18)	$0.50	$(1.02)

Basic and Diluted Earnings Per Limited Partner Unit:
Net income (loss)	$(13,408)	$38,241	$(54,263)
Less: General Partners’ interest in net income (loss)	$(57)	$164	$(160)

Limited Partner’s interest in net income (loss)	$(13,351)	$38,077	$(54,103)

Common Units	75,774	75,774	50,804
Senior Subordinated Units	—	—	1,942
Junior Subordinated Units	—	—	198

Weighted average number of Limited Partner units outstanding	75,774	75,774	52,944

21) Selected Quarterly Financial Data (unaudited)

The seasonal nature of the Partnership’s business results in the sale by the Partnership of approximately 30% of its volume in the first fiscal quarter and 45% of its volume in the second fiscal quarter of each year. The Partnership generally realizes net income in both of these quarters and net losses during the quarters ending June and September.

	Three Months Ended
(in thousands - except per unit data)	Dec. 31, 2007	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Total
Sales	$453,944	$665,286	$258,067	$165,796	$1,543,093
Operating income (loss)	30,059	49,140	13,802	(89,696)	3,305
Income (loss) before income taxes	25,882	44,294	10,152	(93,170)	(12,842)
Loss on sale of discontinued operations, net	—	—	—	—	—
Net income (loss)	25,097	41,557	11,847	(91,909)	(13,408)
Limited Partner interest in net income (loss)	24,990	41,379	11,796	(91,516)	(13,351)
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.33	$0.55	$0.16	$(1.21)	$(0.18)

	Three Months Ended
(in thousands - except per unit data)	Dec. 31, 2006	Mar. 31, 2007	Jun. 30, 2007	Sep. 30, 2007	Total
Sales	$330,244	$576,924	$222,452	$137,555	$1,267,175
Operating income (loss)	8,665	82,852	(6,431)	(29,975)	55,111
Income (loss) before income taxes	4,781	78,724	(9,086)	(33,115)	41,304
Loss on sale of discontinued operations, net	—	—	—	(1,061)	(1,061)
Net income (loss)	4,716	74,879	(8,268)	(33,086)	38,241
Limited Partner interest in net income (loss)	4,696	74,559	(8,233)	(32,945)	38,077
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.06	$0.98	$(0.11)	$(0.43)	$0.50

(a)	The sum of the quarters do not add-up to the total due to the weighting of Limited Partner Units outstanding or rounding.

22) Subsequent Events

In October 2008, the Partnership purchased the customer lists and assets of a heating oil dealership for approximately $3.9 million.

Schedule I

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in thousands)	Sept. 30, 2008	Sept. 30, 2007
Balance Sheets

ASSETS
Current assets
Cash and cash equivalents	$10	$428
Prepaid expenses and other current assets	1,963	2,665

Total current assets	1,973	3,093

Investment in subsidiaries (a)	375,444	392,041
Deferred charges and other assets, net	2,382	2,916

Total Assets	$379,799	$398,050

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accrued expenses	$3,338	$4,581

Total current liabilities	3,338	4,581

Long-term debt (b)	173,752	173,941
Other long-term liabilities	2,732	3,197
Partners’ capital	199,977	216,331

Total Liabilities and Partners’ Capital	$379,799	$398,050

(a)	Investments in Star Petro, Inc. and subsidiaries are recorded in accordance with the equity method of accounting.
(b)	Scheduled principal repayments of long-term debt during each of the next five fiscal years ending September 30, are as follows: 2009—$0; 2010—$0; 2011—$0; 2012—$0; 2013—$172,750 due February 2013 excluding the net premium being amortized; thereafter $0.

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2008	2007	2006
Statements of Operations
Revenues	$—	$—	$—
General and administrative expenses	2,371	3,605	9,403

Operating loss	(2,371)	(3,605)	(9,403)
Net interest expense	17,512	17,578	22,720
Amortization of debt issuance costs	534	534	702
Loss on redemption of debt	—	—	6,603

Loss from continuing operations	(20,417)	(21,717)	(39,428)
Income (loss) from discontinued operations, net of income taxes	—	—	—
Gain (loss) on sale of discontinued operations, net of income taxes	—	(890)	—

Net income (loss) before equity income (loss)	(20,417)	(22,607)	(39,428)
Equity income (loss) of Star Petro Inc. and subs	7,009	60,848	(14,835)

Net income (loss)	$(13,408)	$38,241	$(54,263)

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2008	2007	2006
Statements of Cash Flows

Cash flows provided by operating activities:
Net cash provided by (used in) operating activities	$(418)	$(7,581)	$23,171

Cash flows provided by (used in) investing activities:
Contributions to subsidiaries	—	—	—

Net cash provided by (used in) investing activities	—	—	—

Cash flows provided by (used in) financing activities:
Repayment of debt	—	—	(65,382)
Proceeds from the issuance of common units, net	—	—	50,174

Net cash provided by (used in) financing activities	—	—	(15,208)

Net increase (decrease) in cash	(418)	(7,581)	7,963
Cash and cash equivalents at beginning of period	428	8,009	46

Cash and cash equivalents at end of period	$10	$428	$8,009

(a) Includes distributions from subsidiaries	$20,487	$14,205	$59,038

Schedule II

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2008, 2007 and 2006

(in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs & Expenses	Other Changes Add (Deduct)		Balance at End of Year
2008	Allowance for doubtful accounts	$7,645	$11,961	$(8,785	) (a)	$10,821
2007	Allowance for doubtful accounts	$6,532	$5,726	$(4,613	) (a)	$7,645
2006	Allowance for doubtful accounts	$8,433	$6,104	$(8,005	) (a)	$6,532

(a)	Bad debts written off (net of recoveries).