Form 10-Q
period 2012-03-31
STAR GAS PARTNERS LP
filed 2012-05-07
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At April 30, 2012, the registrant had 61,024,306 common units outstanding.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2012	September 30, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$25,053	$86,789
Receivables, net of allowance of $11,013 and $9,530 respectively	204,939	92,967
Inventories	45,308	80,536
Fair asset value of derivative instruments	4,752	3,674
Weather hedge contract receivable	12,500	—
Current deferred tax asset, net	3,340	13,155
Prepaid expenses and other current assets	19,051	22,296

Total current assets	314,943	299,417

Property and equipment, net	52,040	47,131
Goodwill	205,469	199,296
Intangibles, net	59,098	52,348
Long-term deferred tax asset, net	3,970	17,646
Deferred charges and other assets, net	9,996	10,291

Total assets	$645,516	$626,129

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$14,423	$18,569
Revolving credit facility borrowings	32,403	—
Fair liability value of derivative instruments	—	3,322
Accrued expenses and other current liabilities	86,241	76,428
Unearned service contract revenue	44,538	40,903
Customer credit balances	35,368	67,214

Total current liabilities	212,973	206,436

Long-term debt	124,309	124,263
Other long-term liabilities	20,882	22,797

Partners’ capital
Common unitholders	313,703	299,913
General partner	301	187
Accumulated other comprehensive loss, net of taxes	(26,652)	(27,467)

Total partners’ capital	287,352	272,633

Total liabilities and partners’ capital	$645,516	$626,129

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per unit data - unaudited)	2012	2011	2012	2011
Sales:
Product	$584,208	$686,452	$990,877	$1,091,420
Installations and service	45,384	45,413	100,189	99,946

Total sales	629,592	731,865	1,091,066	1,191,366
Cost and expenses:
Cost of product	459,224	519,154	775,897	820,826
Cost of installations and service	44,374	46,075	96,725	98,697
(Increase) decrease in the fair value of derivative instruments	(16,981)	(13,261)	(9,863)	(27,167)
Delivery and branch expenses	61,713	81,975	129,470	147,936
Depreciation and amortization expenses	3,829	4,699	7,458	9,276
General and administrative expenses	4,554	5,264	9,919	10,188

Operating income	72,879	87,959	81,460	131,610
Interest expense	(3,829)	(4,319)	(7,281)	(8,539)
Interest income	1,208	1,241	1,936	1,773
Amortization of debt issuance costs	(385)	(732)	(659)	(1,426)
Loss on redemption of debt	—	—	—	(1,700)

Income before income taxes	69,873	84,149	75,456	121,718
Income tax expense	29,391	35,468	32,043	52,479

Net income	$40,482	$48,681	$43,413	$69,239

General Partner’s interest in net income	213	236	228	335

Limited Partners’ interest in net income	$40,269	$48,445	$43,185	$68,904

Basic and Diluted income per Limited Partner Unit (1)	$0.55	$0.61	$0.59	$0.86

Weighted average number of Limited Partner units outstanding: Basic and Diluted	61,474	67,078	62,839	67,078

(1)	See Note 3 Summary of Significant Accounting Policies - Net Income (Loss) per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

AND COMPREHENSIVE INCOME

	Number of Units
(in thousands)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2011	64,970	326	$299,913	$187	$(27,467)	$272,633

Comprehensive income (unaudited):
Net income	—	—	43,185	228	—	43,413
Unrealized gain on pension plan obligation	—	—	—	—	1,376	1,376
Tax effect of unrealized gain on pension plan	—	—	—	—	(561)	(561)

Total comprehensive income	—	—	43,185	228	815	44,228
Distributions	—	—	(9,840)	(114)	—	(9,954)
Retirement of units (1)	(3,946)	—	(19,555)	—	—	(19,555)

Balance as of March 31, 2012 (unaudited)	61,024	326	$313,703	$301	$(26,652)	$287,352

(1)	See Note 2 - Common Unit Repurchase and Retirement.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
(in thousands - unaudited)	2012	2011

Cash flows provided by (used in) operating activities:
Net income	$43,413	$69,239

Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(9,863)	(27,167)
Depreciation and amortization	8,117	10,702
Loss on redemption of debt	—	1,700
Provision for losses on accounts receivable	6,249	7,873
Change in deferred taxes	22,930	37,858
Changes in operating assets and liabilities:
Increase in receivables	(111,154)	(213,123)
Decrease in inventories	36,115	27,835
Increase in weather hedge contract receivable	(12,500)	—
Decrease (increase) in other assets	8,896	(3,431)
Increase (decrease) in accounts payable	(4,148)	6,099
Decrease in customer credit balances	(36,302)	(52,242)
Increase in other current and long-term liabilities	12,487	31,965

Net cash used in operating activities	(35,760)	(102,692)

Cash flows provided by (used in) investing activities:
Capital expenditures	(2,659)	(2,721)
Proceeds from sales of fixed assets	272	68
Acquisitions	(26,157)	(1,791)

Net cash used in investing activities	(28,544)	(4,444)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	86,252	88,416
Revolving credit facility repayments	(53,849)	(56,823)
Repayment of debt	—	(82,499)
Proceeds from the issuance of debt	—	124,188
Debt extinguishment costs	—	(1,409)
Distributions	(9,954)	(10,162)
Unit repurchase	(19,555)	—
Deferred charges	(326)	(3,817)

Net cash provided by financing activities	2,568	57,894

Net decrease in cash and cash equivalents	(61,736)	(49,242)

Cash and cash equivalents at beginning of period	86,789	61,062

Cash and cash equivalents at end of period	$25,053	$11,820

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil and propane distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat their homes and buildings. Star Gas Partners is a master limited partnership, which at March 31, 2012, had outstanding 61.0 million common units (NYSE: “SGU”), representing the 99.5% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing the 0.5% general partner interest in Star Gas Partners.

The Partnership is organized as follows:

•

The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership’s operations are conducted through Petro Holdings, Inc. and its subsidiaries (“Petro”). Petro is a Minnesota corporation that is an indirect wholly-owned subsidiary of the Partnership. Petro is subject to Federal and state corporation income taxes. Petro is a Northeast and Mid-Atlantic region retail distributor of home heating oil and propane that at March 31, 2012 served approximately 410,000 full-service residential and commercial home heating oil and propane customers. Petro also sold home heating oil, gasoline and diesel fuel to approximately 41,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers, and provided ancillary home services, including home security and plumbing, to approximately 11,500 customers.

•

Star Gas Finance Company is a 100% owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of its $125 million (excluding discount) 8.875% Senior Notes outstanding at March 31, 2012, that are due 2017. The Partnership is dependent on distributions including inter-company interest payments from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations. (See Note 6—Long-Term Debt and Bank Facility Borrowings)

2) Common Unit Repurchase and Retirement

In July 2010, the Board of Directors of the Partnership’s General Partner (“BOD”) authorized the repurchase of up to 7.0 million of the Partnership’s common units (“Plan II”). In December 2011, the BOD authorized the repurchase of an additional 250 thousand common units. By February 2012, all 7.25 million common units authorized for repurchase under the Plan II program were repurchased at an average price paid per unit of $4.94 and were retired. The Partnership’s repurchase activities took into account SEC safe harbor rules and guidance for issuer repurchases.

The BOD has not authorized the repurchase of any additional units.

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased as Part of a Publicly Announced Plan or Program	Average Price Paid per Unit (b)	Maximum Number of Units that May Yet Be Purchased Under the Plan II Program

Plan II - Number of units authorized (a)			7,250

Plan II - Fiscal year 2010 total	1,197	$4.44	6,053

Plan II - Fiscal year 2011 total (c)	2,108	$5.19	3,945

Plan II - October 2011	226	$4.96	3,719
Plan II - November 2011	215	$4.95	3,504
Plan II - December 2011 (d)	2,007	$5.21	1,497

Plan II - First quarter fiscal year 2012 total	2,448	$5.17	1,497

Plan II - January 2012	1,220	$4.63	277
Plan II - February 2012	277	$4.54	—

Plan II - Second quarter fiscal year 2012 total	1,497	$4.62	—

Plan II - Total number of units repurchased	7,250	$4.94	—

(a)	In July 2010, the BOD authorized 7.0 million common units for repurchase. In December 2011, the BOD authorized an additional 250 thousand common units for repurchase.
(b)	Amounts include repurchase costs.
(c)	Fiscal year 2011 common unit repurchase include 1.5 million common units acquired in a private sale.
(d)	December 2011 common unit repurchase include 1.75 million common units acquired in a private sale.

3) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P. and its subsidiaries. All material inter-company items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Partnership’s business, the results of operations and cash flows for the six month period ended March 31, 2012 and March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Delivery and Branch Expenses

Delivery and branch expenses include wages and benefits and department related costs for drivers, dispatchers, garage mechanics, customer service, sales and marketing, compliance, credit and branch accounting, information technology, insurance, weather hedge contract recoveries, and operational support.

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

The following presents the net income allocation and per unit data using this method for the periods presented:

Basic and Diluted Earnings Per Limited Partner:	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per unit data)	2012	2011	2012	2011
Net income	$40,482	$48,681	$43,413	$69,239
Less General Partners’ interest in net income	213	236	228	335

Net income available to limited partners	40,269	48,445	43,185	68,904

Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	6,656	7,308	6,339	11,320

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$33,613	$41,137	$36,846	$57,584

Per unit data:
Basic and diluted net income available to limited partners	$0.66	$0.72	$0.69	$1.03

Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	0.11	0.11	0.10	0.17

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$0.55	$0.61	$0.59	$0.86

Weighted average number of Limited Partner units outstanding	61,474	67,078	62,839	67,078

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

(in thousands)	March 31, 2012	September 30, 2011

Liquid product	$29,112	$64,907
Parts and equipment	16,196	15,629

	$45,308	$80,536

Derivatives and Hedging – Disclosures and Fair Value Measurements

The Partnership uses derivative instruments such as futures, options, and swap agreements, in order to mitigate exposure to market risk associated with the purchase of home heating oil for price-protected customers, physical inventory on hand, inventory in transit and priced purchase commitments.

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, as of March 31, 2012, the Partnership had 0.4 million gallons of physical inventory and had 5.2 million gallons of swap contracts to buy heating oil; 0.8 million gallons of call options; 3.6 million gallons of put options and 42.3 million net gallons of synthetic calls. To hedge the inter-month differentials for our price-protected customers, its physical inventory on hand, and inventory in transit, the Partnership as of March 31, 2012 had 34.5 million gallons of future contracts to buy heating oil; 37.5 million gallons of future contracts to sell heating oil; and 3.9 million gallons of swap contracts to sell heating oil. To hedge a portion of its internal fuel usage, the Partnership as of March 31, 2012, had 0.8 million gallons of swap contracts to buy gasoline; and 0.4 million gallons of swap contracts to buy diesel.

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, as of March 31, 2011, the Partnership had 0.7 million gallons of physical inventory and had 3.4 million gallons of swap contracts to buy heating oil; 8.3 million gallons of call options; 2.9 million gallons of put options and 36.1 million net gallons of synthetic calls. To hedge the inter-month differentials for our price-protected customers, its physical inventory on hand, and inventory in transit, the Partnership as of March 31, 2011 had 29.4 million gallons of future contracts to buy heating oil; 33.6 million gallons of future contracts to sell heating oil; and 3.2 million gallons of swap contracts to sell heating oil. To hedge a portion of its internal fuel usage, the Partnership as of March 31, 2011, had 0.6 million gallons of swap contracts to buy gasoline; and 0.4 million gallons of swap contracts and 0.5 million gallons of synthetic calls to buy diesel.

The Partnership’s derivative instruments are with the following counterparties: JPMorgan Chase Bank, N.A., Cargill, Inc., Bank of America, N.A., Societe Generale, Bank of Montreal, Newedge USA, LLC, Wells Fargo Bank, N.A., Key Bank, N.A., and Regions Financial Corporation. The Partnership assesses counterparty credit risk and maintains master netting arrangements with its counterparties to help manage the risks, and records its derivative positions on a net basis. The Partnership considers counterparty credit risk to be low. At March 31, 2012, the aggregate cash posted as collateral in the normal course of business at counterparties was $0.3 million. Positions with counterparties who are also parties to our revolving credit facility are collateralized under that facility. As of March 31, 2012, $2.5 million of hedging losses was secured under the credit facility.

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

FASB ASC 820-10 Fair Value Measurements and Disclosures topic, established a three-tier fair value hierarchy, which classified the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Partnership’s Level 1 derivative assets and liabilities represent the fair value of commodity contracts used in its hedging activities that are identical and traded in active markets. The Partnership’s Level 2 derivative assets and liabilities represent the fair value of commodity contracts used in its hedging activities that are valued using either directly or indirectly observable inputs, whose nature, risk and class are similar. No significant transfers of assets or liabilities have been made into and out of the Level 1 or Level 2 tiers. All derivative instruments were non-trading positions and were either a Level 1 or Level 2 instrument. The fair market value of our Level 1 and Level 2 derivative assets and liabilities are calculated by our counter-parties and are independently validated by the Partnership. The Partnership’s calculations are, for Level 1 derivative assets and liabilities, based on the published New York Mercantile Exchange (“NYMEX”) market prices for the commodity contracts open at the end of the period. For Level 2 derivative assets and liabilities the calculations performed by the Partnership are based on a combination of the NYMEX published market prices and other inputs, including such factors as present value, volatility and duration.

The Partnership had no assets or liabilities that are measured at fair value on a nonrecurring basis subsequent to their initial recognition. The Partnership’s financial assets and liabilities measured at fair value on a recurring basis are listed on the following table.

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Balance Sheet Location	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Asset Derivatives at March 31, 2012
Commodity contracts	Fair asset and fair liability value of derivative instruments	$15,012	$6,186	$8,826	$—

Commodity contract assets at March 31, 2012		$15,012	$6,186	$8,826	$—

Liability Derivatives at March 31, 2012
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(10,260)	$(6,097)	$(4,163)	$—

Commodity contract liabilities at March 31, 2012		$(10,260)	$(6,097)	$(4,163)	$—

Asset Derivatives at September 30, 2011
Commodity contracts	Fair asset and fair liability value of derivative instruments	$41,531	$550	$40,981	$—
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	257	171	86	—

Commodity contract assets at September 30, 2011		$41,788	$721	$41,067	$—

Liability Derivatives at September 30, 2011
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(41,179)	$(602)	$(40,577)	$—
Commodity contracts	Long-term derivative liabilities netted with the deferred charges and other assets, net balance	(96)	(25)	(71)	—

Commodity contract liabilities at September 30, 2011		$(41,275)	$(627)	$(40,648)	$—

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011
Commodity contracts	Cost of product (a)	$15,916	$(5,870)	$15,324	$4,205
Commodity contracts	Cost of installations and service (a)	$(156)	$(321)	$(104)	$(414)
Commodity contracts	Delivery and branch expenses (a)	$(98)	$(380)	$(90)	$(483)
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments	$(16,981)	$(13,261)	$(9,863)	$(27,167)

(a)	Represents realized closed positions and includes the cost of options as they expire.

Weather Hedge Contract

To partially mitigate the adverse effect of warm weather on cash flows, the Partnership has used weather hedge contracts for a number of years. The weather hedge contract is recorded in accordance with the intrinsic value method defined by FASB ASC 815-45-15 Derivatives and Hedging topic, Weather Derivatives subtopic (EITF 99-2). The premium paid is amortized over the life of the contract and the intrinsic value method is applied at each interim period.

For the fiscal 2012 heating season, the Partnership entered into a weather hedge contract with Renaissance Trading Ltd. under which it was entitled to receive a payment of $35,000 per heating degree-day shortfall, when the total number of heating degree-days in the period covered is less than 92.5% of the ten year average (the “Payment Threshold”). The hedge covered the period from November 1, 2011 through March 31, 2012 taken as a whole, and had a maximum payout of $12.5 million. Temperatures for the period November 1, 2011 through March 31, 2012 taken as a whole met the Payment Threshold and the heating degree-day shortfall during this period resulted in the Partnership recording a weather hedge contract receivable of $12.5 million for the three months ended March 31, 2012. In April 2012, the amount was collected in full. The $12.5 million contractual recovery was recorded as a reduction of expenses in the line item delivery and branch expenses, in the accompanying statements of operations.

Property and Equipment, net

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method.

(in thousands)	March 31, 2012	September 30, 2011

Property and equipment	$163,649	$155,426
Less: accumulated depreciation	111,609	108,295

Property and equipment, net	$52,040	$47,131

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

Partners’ Capital

Comprehensive income includes net income, plus certain other items that are recorded directly to partners’ capital. Accumulated other comprehensive income reported on the Partnerships’ consolidated balance sheets consists of unrealized gains/losses on pension plan obligations and the tax effect. For the three months ended March 31, 2012, comprehensive income was $40.9 million, comprised of net income of $40.5 million, an unrealized gain on the pension plan obligation of $0.7 million and the corresponding tax effect of $(0.3) million. For the three months ended March 31, 2011, comprehensive income was $49.1 million, comprised of net income of $48.7 million, an unrealized gain on the pension plan obligation of $0.7 million and the corresponding tax effect of $(0.3) million.

For the six months ended March 31, 2012, comprehensive income was $44.2 million, comprised of net income of $43.4 million, an unrealized gain on the pension plan obligation of $1.4 million and the corresponding tax effect of $(0.6) million. For the six months ended March 31, 2011, comprehensive income was $70.0 million, comprised of net income of $69.2 million, an unrealized gain on the pension plan obligation of $1.4 million and the corresponding tax effect of $(0.6) million.

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

The current and deferred income tax expenses for the three and six months ended March 31, 2012, and 2011 are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2012	2011	2012	2011

Income before income taxes	$69,873	$84,149	$75,456	$121,718

Current tax expense	$7,615	$12,590	$9,113	$14,621
Deferred tax expense	21,776	22,878	22,930	37,858

Total tax expense	$29,391	$35,468	$32,043	$52,479

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

FASB ASC 740-10-05-6 Income Taxes topic, Uncertain Tax Position subtopic, provides financial statement accounting guidance for uncertainty in income taxes and tax positions taken or expected to be taken in a tax return. At March 31, 2012, we had unrecognized income tax benefits totaling $3.3 million including related accrued interest of $0.6 million. These unrecognized tax benefits are primarily the result of Federal tax uncertainties. If recognized, these tax benefits and related interest would be recorded as a benefit to the effective tax rate.

We believe that the total liability for unrecognized tax benefits will not materially change during the next 12 months ending March 31, 2013. Our continuing practice is to recognize interest related to income tax matters as a component of income tax expense.We file U.S. Federal income tax returns and various state and local returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. For our Federal income tax returns we have four tax years subject to examination. In our major state tax jurisdictions of New York, Connecticut, Pennsylvania and New Jersey, we have four, four, five, and five tax years, respectively, that are subject to examination. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, based on our assessment of many factors including past experience and interpretation of tax law, we believe that our provision for income taxes reflect the most probable outcome. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

Sales, Use and Value Added Taxes

Taxes are assessed by various governmental authorities on many different types of transactions. Sales reported for product, installation and service exclude taxes.

Recent Accounting Pronouncements

In the second quarter of fiscal 2012, the Partnership adopted the Financial Accounting Standards Board ("FASB") provisions of Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (“U.S. GAAP”) and the International Financial Reporting Standards (“IFRS”). This standard provides for a consistent definition of fair value, and changes some fair value measurement principles and disclosure requirements under U.S. GAAP. There was no impact on our results of operations or the amount of assets and liabilities reported.

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

4) Goodwill and Intangibles, net

Goodwill

A summary of changes in the Partnership’s goodwill is as follows (in thousands):

Balance as of September 30, 2011	$199,296
Fiscal year 2012 acquisitions	6,173

Balance as of March 31, 2012	$205,469

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

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows:

	March 31, 2012			September 30, 2011
(in thousands)	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net

Customer lists and other intangibles	$266,378	$207,280	$59,098	$256,172	$203,824	$52,348

Amortization expense for intangible assets was $3.5 million for the six months ended March 31, 2012 compared to $5.5 million for the six months ended March 31, 2011. Total estimated annual amortization expense related to intangible assets subject to amortization, for the fiscal year ending September 30, 2012 and the four succeeding fiscal years ending September 30, is as follows (in thousands):

Estimated Annual Book Amortization Expense
2012	$6,675
2013	$7,137
2014	$7,061
2015	$6,925
2016	$6,755

5) Business Combinations

During the six months ended March 31, 2012, the Partnership acquired four heating oil and propane dealers. The aggregate purchase price was approximately $26.2 million, including working capital of $3.4 million and for one acquired company a contingent consideration of up to $0.3 million, to be paid over the two year period following the acquisition date if the acquisition meets certain performance goals. The operating results of these four acquisitions have been included in the Partnership’s consolidated financial statements since the date of acquisition, and are not material to the Partnership’s financial condition, results of operations, or cash flows. Preliminary fair values of the assets acquired and liabilities assumed are comprised primarily of intangibles and certain working capital items, which are reflected in the Consolidated Balance Sheet as of March 31, 2012, and are pending final valuation within the permitted measurement period.

6) Long-Term Debt and Bank Facility Borrowings

The Partnership’s debt is as follows (in thousands):

	At March 31, 2012		At September 30, 2011
	Carrying Amount	Estimated Fair Value (a)	Carrying Amount	Estimated Fair Value (a)
8.875% Senior Notes (b)	$124,309	$124,375	$124,263	$127,500

Revolving Credit Facility Borrowings (c )	32,403	32,403	—	—

Total debt	$156,712	$156,778	$124,263	$127,500

Total long-term portion of debt	$124,309	$124,375	$124,263	$127,500

(a)	The Partnership’s fair value estimates of long-term debt are made at a specific point in time, based on relevant market information, open market quotations and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the estimates.
(b)	The 8.875% Senior Notes were originally issued in November 2010 in a private placement offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, and in February 2011, were exchanged for substantially identical public notes registered with the Securities and Exchange Commission. These public notes mature in December 2017 and accrue interest at an annual rate of 8.875% requiring semi-annual interest payments on June 1 and December 1 of each year. The discount on these notes was $0.7 million at March 31, 2012. Under the terms of the indenture, these notes permit restricted payments after passing certain financial tests. The Partnership can incur debt up to $100 million for acquisitions and can also pay restricted payments of $22.0 million without passing certain financial tests.
(c)	In June 2011, the Partnership entered into an amended and restated asset based revolving credit facility agreement with a bank syndication comprised of fifteen banks. The amended and restated revolving credit facility expires in June 2016. In November 2011, the Partnership exercised the provision under this agreement to expand the facility by an additional $50 million. Under this agreement, the Partnership may borrow up to $250 million ($350 million during the heating season from December to April each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios) and may issue up to $100 million in letters of credit. The Partnership can increase the facility size by $100 million without the consent of the bank group. The bank group is not obligated to fund the $100 million increase. If the bank group elects not to fund the increase, the Partnership can add additional lenders to the group, with the consent of the agent (as appointed in the revolving credit facility agreement), which shall not be unreasonably withheld.

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

With the exception of the period from April 1, 2012 to December 31, 2012 (during which certain of the financial covenants have been modified, as described below), the Partnership is obligated to meet certain financial covenants under the amended and restated revolving credit facility, including the requirement to maintain at all times either Availability (borrowing base less amounts borrowed and letters of credit issued) of $43.8 million, 12.5% of the maximum facility size, or a fixed charge coverage ratio (as defined in the revolving credit facility agreement) of not less than 1.1, which is calculated based upon Adjusted EBITDA for the trailing twelve months. In order to make acquisitions, the Partnership must maintain Availability of $40 million on a historical pro forma and forward-looking basis. In addition, the Partnership must maintain Availability of $61.3 million, 17.5% of the maximum facility size on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 in order to pay any distributions to unitholders or repurchase common units.

In April 2012, the Partnership amended its bank facility (“Second Amendment”) for the period April 1, 2012 to December 31, 2012, to permit payment of distributions as long as Availability, as defined in the bank facility, is not less than $50.0 million and provided that distributions made during such period do not exceed $0.2325 per Common Unit. During this period, the Partnership is not required to meet the fixed charge coverage ratio test of 1.15 to pay distributions.

In addition, the Second Amendment permanently increased the borrowing base for fixed assets and customer lists from $50.0 million to $60.0 million, permits the incurrence of additional subordinated debt of $25.0 million and increased the amount that the Partnership can invest in an unrestricted subsidiary from $10.0 million to $20.0 million.

The amended and restated revolving credit facility prohibits certain activities including investments, acquisitions, asset sales, inter-company dividends or distributions (including those needed to pay interest or principal on the 8.875% senior notes), except to the Partnership or a wholly owned subsidiary of the Partnership, if the relevant covenant described above has not been met. The occurrence of an event of default or an acceleration under the amended and restated revolving credit facility would result in the Partnership’s inability to obtain further borrowings under that facility, which could adversely affect its results of operations. Such a default may also restrict the ability of the Partnership to obtain funds from its subsidiaries in order to pay interest or paydown debt. An acceleration under the amended and restated revolving credit facility would result in a default under the Partnership’s other funded debt.

At March 31, 2012, $32.4 million was outstanding under the revolving credit facility and $46.9 million of letters of credit were issued. At September 30, 2011, no amount was outstanding under the revolving credit facility and $46.7 million of letters of credit were issued.

As of March 31, 2012, Availability was $152.0 million and the Partnership was in compliance with the fixed charge coverage ratio. At September 30, 2011, Availability was $162.4 million and the Partnership was in compliance with the fixed charge coverage ratio.

In July 2011, the Partnership’s shelf registration became effective, providing for the sale of up to $250 million in one or more offerings of common units representing limited partnership interests, partnership securities and debt securities; which may be secured or unsecured senior debt securities or secured or unsecured subordinated debt securities. As of March 31, 2012, no offerings under this shelf registration have occurred.

7) Employee Pension Plan

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2012	2011	2012	2011

Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	714	748	1,428	1,496
Expected return on plan assets	(941)	(879)	(1,882)	(1,758)
Net amortization	688	691	1,376	1,382

Net periodic benefit cost	$461	$560	$922	$1,120

For the six months ended March 31, 2012, the Partnership contributed $1.4 million and expects to make an additional $2.0 million contribution in fiscal 2012 to fund its pension obligation.

8) Supplemental Disclosure of Cash Flow Information

	Six Months Ended March 31,
(in thousands)	2012	2011

Cash paid during the period for:
Income taxes, net	$781	$2,263
Interest	$7,028	$5,130
Debt redemption premium	$—	$1,409
Non-cash financing activities:
Increase (decrease) in interest expense—amortization of debt discount 8.875% and debt premium 10.25%	$46	$9
Decrease in net debt premium attributable to redemption of debt	$—	$247

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

10) Subsequent Events

Amendment to Revolving Credit Facility

In April 2012, due to the impact of the warm winter weather on the Partnership's operating results, the Partnership amended its bank facility to permit payment of distributions from April 1 to December 31, 2012 as long as Availability, as defined in the bank facility, is not less than $50.0 million and provided that distributions made during such period does not exceed $0.2325 per Common Unit. During this period the Partnership is not required to meet the fixed charge coverage test of 1.15 in order to pay distributions. Subsequent to December 31, 2012, the Partnership must have Availability of $61.3 million (on a historical pro forma and forward-looking basis) and must meet the fixed charge coverage test of 1.15 in order to pay distributions.

To provide the Partnership with additional financial flexibility for acquisitions, the amendment increases the borrowing base for fixed assets and customer lists from $50.0 million to $60.0 million, permits the incurrence of additional subordinated debt of $25.0 million and increases the amount that the Partnership can invest in an unrestricted subsidiary from $10.0 million to $20.0 million.

Acquisition

In April 2012, the Partnership purchased the customer lists and assets of a home heating oil dealership for an aggregate cost of approximately $12.2 million, including negative net working capital of $3.8 million.

Quarterly Distribution Declared

On April 19, 2012, the Partnership declared a quarterly distribution of $0.0775 per unit, or $0.31 per unit on an annualized basis, on all common units in respect of the second quarter of fiscal 2012 payable on May 8, 2012, to holders of record on April 30, 2012. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to the holders of common units and 10% to the holders of the General Partner units (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $4.7 million will be paid to the common unit holders, $0.06 million to the General Partner (including $0.03 million of incentive distributions) and $0.03 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

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

Weather Volatility

Over the last 30 years, the variation in temperatures in our geographic areas of operations for the six month period ended March 31, have ranged from 21.3% warmer than normal to 8.5% colder than normal. For example, the period from October 1, 2011 to March 31, 2012 was the warmest over the last 30 years, while the period from October 1, 2010 to March 31, 2011 was the eighth coldest. In addition, the six months ended March 31, 2012 was the warmest winter in the past 112 years in the New York City metropolitan area, which is an important area of operations for us.

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

	Fiscal 2012		Fiscal 2011		Fiscal 2010		Fiscal 2009		Fiscal 2008
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$2.72	$3.17	$2.19	$2.54	$1.78	$2.12	$1.20	$2.85	$2.16	$2.71
March 31	2.99	3.32	2.49	3.09	1.89	2.20	1.13	1.63	2.42	3.15
June 30			2.75	3.32	1.87	2.35	1.31	1.86	2.88	3.97
September 30			2.77	3.13	1.92	2.24	1.50	1.96	2.72	4.11

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

Impact of Warm Weather on Operating Results; Weather Hedge Contract

Weather conditions have a significant impact on the demand for home heating oil and propane because our customers depend on these products principally for heating purposes. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. To partially mitigate the adverse effect of warm weather on our cash flows, we have used weather hedging contracts for a number of years. For the fiscal 2012 heating season, we entered into a weather hedge contract with Renaissance Trading Ltd. under which we were entitled to receive a payment of $35,000 per heating degree-day shortfall, when the total number of heating degree-days in the period covered less than 92.5% of the ten year average (the “Payment Threshold”). The hedge covers the period from November 1, 2011 through March 31, 2012 taken as a whole, and had a maximum payout of $12.5 million. As of March 31, 2012, we had accrued the maximum payout of $12.5 million as a receivable, which was subsequently collected in April 2012. For fiscal 2013, we are evaluating our options for entering into a weather hedge contract. We believe that the cost for a similar contract for fiscal 2013 will be higher than the cost for fiscal 2012.

In our geographic areas of operations, temperatures for the six months ended March 31, 2012 were 21.3% warmer than normal and 22.6% warmer than the six months ended March 31, 2011. The adverse impact of this warm weather on our operating results was only partially offset by the weather hedge contract and was a contributing factor in the Partnership not being able to meet the required fixed charge coverage ratio of 1.15 for the payment of distributions under our revolving credit facility as the fixed charge coverage ratio was 1.14 for the twelve months ended March 31, 2012. In April 2012, we entered into an amendment to our revolving credit facility that permits us to continue paying distributions to our unitholders for the period from April 1, 2012 through December 31, 2012, provided that our Availability (borrowing base less amounts borrowed and letters of credit issued) is in excess of $50.0 million and provided that distributions made during such period does not exceed $0.2325 per Common Unit. During this period, the Partnership will not be required to meet the fixed charge coverage test to pay distributions but will be required to meet the fixed charge coverage test of 1.15 to repurchase units as long as Availability is $61.3 million. In order to pay distributions subsequent to December 31, 2012, the Partnership must maintain Availability of $61.3 million, 17.5% of the maximum facility size on a historical pro forma and forward looking basis, and a fixed charge coverage ratio of 1.15. Given the adverse impact of the warmer winter weather on our fiscal 2012 operating results, it may be more difficult for the Partnership to raise capital on attractive economic terms, which could limit the ability of the Partnership to fully implement its business plan until the resumption of more normal weather conditions and operating results.

We believe that the warmer than normal weather for the six months ended March 31, 2012 will adversely impact home heating oil and propane volume sold for the remainder of fiscal 2012 in part because reduced consumption from warmer weather in one period impacts the amount and timing of deliveries in future periods.

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

Estimated Depreciation and Amortization Expense

(in thousands) Fiscal Year	Book	Tax
2012	$16,959	$33,945
2013	16,619	31,588
2014	15,242	26,817
2015	13,905	23,517
2016	12,404	18,102

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

Gross customer gains and gross customer losses

	Fiscal Year Ended
	2012			2011			2010 (a)
	Gross Customer		Net Attrition	Gross Customer		Net Attrition	Gross Customer		Net Attrition
	Gains	Losses		Gains	Losses		Gains	Losses
First Quarter	25,700	26,600	(900)	21,900	24,100	(2,200)	19,000	21,600	(2,600)
Second Quarter	11,500	19,700	(8,200)	11,800	17,200	(5,400)	11,000	14,200	(3,200)
Third Quarter				6,000	11,400	(5,400)	5,300	12,600	(7,300)
Fourth Quarter				15,300	17,100	(1,800)	10,100	16,800	(6,700)

Total	37,200	46,300	(9,100)	55,000	69,800	(14,800)	45,400	65,200	(19,800)

Net customer attrition as a percentage of the home heating oil customer base

	Fiscal Year Ended
	2012			2011			2010 (a)
	Gross Customer		Net Attrition	Gross Customer		Net Attrition	Gross Customer		Net Attrition
	Gains	Losses		Gains	Losses		Gains	Losses
First Quarter	6.2%	6.4%	(0.2%)	5.3%	5.8%	(0.5%)	4.8%	5.5%	(0.7%)
Second Quarter	2.7%	4.7%	(2.0%)	2.8%	4.1%	(1.3%)	2.8%	3.6%	(0.8%)
Third Quarter				1.5%	2.8%	(1.3%)	1.4%	3.2%	(1.8%)
Fourth Quarter				3.6%	4.0%	(0.4%)	2.6%	4.3%	(1.7%)

Total	8.9%	11.1%	(2.2%)	13.2%	16.7%	(3.5%)	11.6%	16.6%	(5.0%)

(a)	Prior to October 1, 2010, we measured only home heating oil net customer attrition.

During the three months ended March 31, 2012, gross customer gains declined by 300 accounts which we believe was due in part to the unusually warm weather; during such periods customers may be less attracted to the full range of services that the Partnership is able to provide and instead may seek out lower cost distributors with more limited services. In addition, attracting new customers on favorable economic terms continues to be problematic due to the high cost of home heating oil. Gross customer losses rose by 2,500 accounts due to higher losses to natural gas, customers moving out of existing homes and other losses, of which the largest component is price.

During the first half of fiscal 2012, gross customer gains increased by 3,500 accounts, while gross customer losses increased by 5,000 accounts. The increase in gross customer losses was due largely to losses to natural gas, customers moving out of existing homes, credit losses, and other losses, of which the largest component is price.

During the six months ended March 31, 2012, we lost 1.1% of our home heating oil accounts to natural gas compared to losses of 0.7% for the six months ended March 31, 2011 and 0.6% for the six months ended March 31, 2010. We believe that conversions to natural gas have increased and may continue to do so as natural gas has become significantly less expensive than home heating oil on an equivalent BTU basis.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Quarterly Report.

Three Months Ended March 31, 2012

Compared to the Three Months Ended March 31, 2011

Volume

For the three months ended March 31, 2012 retail volume of home heating oil and propane decreased by 48.4 million gallons, or 27.1%, to 130.5 million gallons, compared to 178.9 million gallons for the three months ended March 31, 2011. For those locations that the Partnership operated in both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a degree day basis) for the three months ended March 31, 2012 were 23.1% warmer than the three months ended March 31, 2011 and 22.0% warmer than normal, as reported by the National Oceanic and Atmospheric Administration (“NOAA”). In the New York City metropolitan area, which is an important area of operations for us, the three months ended March 31, 2012 was the warmest period in the past 112 years and 3.7% warmer than the next warmest comparable period. For the twelve months ended March 31, 2012, net customer attrition for the base business was 4.2%. Due to the significant increase in the price per gallon of home heating oil and propane over the last several years, we believe that customers are consuming less given similar temperatures than in prior periods. An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended March 31, 2011	178.9
Acquisitions	5.5
Impact of warmer temperatures	(39.3)
Net customer attrition	(8.9)
Other	(5.7)

Change	(48.4)

Volume - Three months ended March 31, 2012	130.5

Volume of other petroleum products decreased by 1.0 million gallons, or 6.9%, to 12.8 million gallons for the three months ended March 31, 2012, compared to 13.8 million gallons for the three months ended March 31, 2011, as the additional volume from acquisitions was more than offset by a decline in other petroleum products primarily due to the warmer temperatures.

The percentage of home heating oil volume sold to residential variable price customers decreased to 42.9% of total home heating oil volume sales for the three months ended March 31, 2012, compared to 44.1% for the three months ended March 31, 2011. Accordingly, the percentage of home heating oil volume sold to residential price-protected customers increased to 44.5% for the three months ended March 31, 2012, compared to 43.5% for the three months ended March 31, 2011. For the three months ended March 31, 2012, sales to commercial/industrial customers represented 12.6% of total home heating oil volume sales, compared to 12.4% for the three months ended March 31, 2011.

Product Sales

For the three months ended March 31, 2012, product sales decreased $102.2 million, or 14.9%, to $584.2 million, compared to $686.5 million for the three months ended March 31, 2011, as the decline in total volume due largely to the warm winter weather exceeded the impact of higher product selling prices. Selling prices rose in response to higher per gallon wholesale product costs of $0.5516 per gallon.

Installation and Service Sales

For the three months ended March 31, 2012, installation and service sales were unchanged at $45.4 million compared to the three months ended March 31, 2011, as the additional revenue from acquisitions of $1.1 million was offset by a decline in the base business of $1.1 million. Service revenue in the base business declined by $1.2 million, or 3.9%, largely due to a reduction in the customer base.

Cost of Product

For the three months ended March 31, 2012, cost of product decreased $59.9 million, or 11.5%, to $459.2 million, compared to $519.2 million for the three months ended March 31, 2011, as the 27.1% reduction in home heating oil and propane sold more than offset the impact of higher per gallon wholesale product costs of $0.5516, or 20.5%.

Gross Profit - Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended March 31, 2012 increased by $0.0154 per gallon, or 1.7%, to $0.9331 per gallon, from $0.9177 per gallon during the three months ended March 31, 2011. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	March 31, 2012		March 31, 2011
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	130.5		178.9

Sales	$539.4	$4.1331	$643.7	$3.5979
Cost	$417.6	$3.2000	$479.5	$2.6803

Gross Profit	$121.8	$0.9331	$164.2	$0.9177

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	12.8		13.8

Sales	$44.8	$3.4945	$42.7	$3.1003
Cost	$41.6	$3.2444	$39.6	$2.8747

Gross Profit	$3.2	$0.2502	$3.1	$0.2256

Total Product	Amount (in millions)		Amount (in millions)
Sales	$584.2		$686.5
Cost	$459.2		$519.2

Gross Profit	$125.0		$167.3

For the three months ended March 31, 2012, total product gross profit decreased by $42.3 million to $125.0 million, compared to $167.3 million for the three months ended March 31, 2011, as the impact of higher home heating oil and propane margins ($2.0 million) and the additional gross profit from other petroleum products ($0.1 million) was more than offset by a reduction in gross profit resulting from lower home heating oil and propane volume ($44.4 million).

Cost of Installations and Service

For the three months ended March 31, 2012, cost of installation and service decreased by $1.7 million, or 3.7%, to $44.4 million, compared to $46.1 million for the three months ended March 31, 2011, as a $1.3 million increase due to fiscal 2012 and fiscal 2011 acquisitions was more than offset by a $3.0 million reduction in service costs and installation costs in our base business. This decline in the base business can be attributed to customer attrition and the impact of warm winter weather.

Installation costs increased by $0.3 million to $12.8 million, or 88.5% of installation sales, during the three months ended March 31, 2012, versus $12.5 million, or 90.0% of installation sales during the three months ended March 31, 2011. Service expenses were $31.6 million for the three months ended March 31, 2012 or 102.1% of service sales, and during the three months ended March 31, 2011 were $33.6 million or 106.5% of service sales. We achieved a combined profit from service and installation of $1.0 million for the three months ended March 31, 2012, compared to a combined loss of $0.7 million for the three months ended March 31, 2011. Management views the service and installation department on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended March 31, 2012, the change in the fair value of derivative instruments resulted in a $17.0 million credit due to the expiration of certain hedged positions (a $13.0 million credit) and an increase in the market value for unexpired hedges (a $4.0 million credit).

During the three months ended March 31, 2011, the change in the fair value of derivative instruments resulted in a $13.3 million credit due to the expiration of certain hedged positions (a $5.5 million charge) and an increase in market value for unexpired hedges (a $18.8 million credit).

Delivery and Branch Expenses

For the three months ended March 31, 2012, delivery and branch expenses decreased $20.2 million, or 24.7%, to $61.7 million, compared to $82.0 million for the three months ended March 31, 2011 as the additional expense from acquisitions of $3.0 million was more than offset by a $12.5 million credit recorded under the Partnership's weather hedge contract and lower delivery and branch expenses of $10.7 million due to the decline in home heating oil and propane volume.

On a cents per gallon basis (excluding the impact of the weather hedge contract), delivery and branch expenses for the three months ended March 31, 2012 increased by $0.1106, or 24.1%, to $0.5687, compared to $0.4581 for the three months ended March 31, 2011 due to the fixed nature of certain operating expenses. Such expenses could not be reduced in the near term to match the weather-related decline in home heating oil and propane volume, thus negatively impacting the efficiency of our operations compared to the prior year. In addition, certain costs such as vehicle fuels, credit card processing fees and bad debt expense rose on a cents per gallon basis due to the increase in the cost of home heating oil and petroleum products.

Depreciation and Amortization

For the three months ended March 31, 2012, depreciation and amortization expenses decreased by $0.9 million, or 18.5% to $3.8 million, compared to $4.7 million for the three months ended March 31, 2011.

Amortization expense relating to fiscal 2001 and fiscal 2004 acquisitions with lives of ten years and seven years respectively, decreased by $1.2 million, as they became fully amortized in fiscal 2011. This decrease was partially offset by an increase of $0.3 million relating to fiscal 2012 and fiscal 2011 acquisitions of customer lists with ten year lives and trademarks with twenty year lives.

General and Administrative Expenses

For the three months ended March 31, 2012, general and administrative expenses decreased $0.7 million to $4.6 million, or 13.7%, from $5.3 million for the three months ended March 31, 2011 primarily due to a decline in profit sharing expense of $0.7 million.

The Partnership accrues approximately 6% of adjusted EBITDA as defined in the profit sharing plan for distribution to its employees, and this amount is payable when the Partnership achieves adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in adjusted EBITDA.

Interest Expense

For the three months ended March 31, 2012, interest expense decreased by $0.5 million, or 11.3%, to $3.8 million, compared to $4.3 million during the three months ended March 31, 2011.

During the three months ended March 31, 2012, the Partnership borrowed an average of $57.9 million under its revolving credit facility, or $1.1 million higher than the three months ended March 31, 2011, but this resulted in a negligible increase in interest expense as the interest rate on these borrowings declined from 4.3% to 3.0%. In addition, bank fees were lower by $0.3 million due to lower rates on letters of credit and lower unused commitment fees.

Interest Income

For the three months ended March 31, 2012, interest income was unchanged at $1.2 million compared to the three months ended March 31, 2011.

Amortization of Debt Issuance Costs

For the three months ended March 31, 2012, amortization of debt issuance costs decreased by $0.3 million to $0.4 million, compared to $0.7 million in the three months ended March 31, 2011. This reduction was due to the extension in June 2011 of the Partnership’s revolving credit facility termination date from July 2012 to June 2016.

Income Tax Expense

For the three months ended March 31, 2012, income tax expense decreased by $6.1 million, to $29.4 million, from $35.5 million for the three months ended March 31, 2011, due to a decline in pretax income of $14.3 million. The Partnership’s effective tax rate was 42.1% for both the three months ended March 31, 2012 and the three months ended March 31, 2011.

Net Income (Loss)

For the three months ended March 31, 2012, net income decreased $8.2 million to $40.5 million, from $48.7 million for the three months ended March 31, 2011, as the decrease in pretax income of $14.3 million exceeded the decrease in income tax expense of $6.1 million.

Adjusted EBITDA

For the three months ended March 31, 2012, Adjusted EBITDA decreased by $19.7 million, or 24.8%, to $59.7 million as the impact of warmer temperatures (23.1% warmer than the three months ended March 31,2011) and net customer attrition more than offset an increase in Adjusted EBITDA provided by fiscal 2012 and 2011 acquisitions of $2.1 million, an increase in home heating oil and propane per gallon gross profit margins and $12.5 million recorded under the Partnership's weather hedge contract.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011

Net income	$40,482	$48,681
Plus:
Income tax expense	29,391	35,468
Amortization of debt issuance cost	385	732
Interest expense, net	2,621	3,078
Depreciation and amortization	3,829	4,699

EBITDA from continuing operations (a)	76,708	92,658
(Increase) / decrease in the fair value of derivative instruments	(16,981)	(13,261)

Adjusted EBITDA (a)	59,727	79,397
Add / (subtract)
Income tax expense	(29,391)	(35,468)
Interest expense, net	(2,621)	(3,078)
Provision for losses on accounts receivable	4,799	5,225
Increase in accounts receivables	(32,043)	(97,962)
Decrease in inventories	54,998	38,159
Decrease in customer credit balances	(30,986)	(29,108)
Change in deferred taxes	21,776	22,878
Increase in weather hedge contract receivable	(12,500)
Change in other operating assets and liabilities	5,246	5,975

Net cash provided by (used in) operating activities	$39,005	$(13,982)

Net cash used in investing activities	$(1,646)	$(1,262)

Net cash provided by (used in) financing activities	$(26,226)	$13,260

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

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

Six Months Ended March 31, 2012

Compared to the Six Months Ended March 31, 2011

Volume

For the six months ended March 31, 2012 retail volume of home heating oil and propane decreased by 70.0 million gallons, or 24.0%, to 221.6 million gallons, compared to 291.6 million gallons for the six months ended March 31, 2011. For those locations that the Partnership operated in both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a degree day basis) for the six months ended March 31, 2012 were 22.6% warmer than the six months ended March 31, 2011 and 21.3% warmer than normal, as reported by the National Oceanic and Atmospheric Administration (“NOAA”). In the New York City metropolitan area, which is an important area of operations for us, the six months ended March 31, 2012 was the warmest period in the last 112 years and was 2.9% warmer than the next warmest comparable period. For the twelve months ended March 31, 2012, net customer attrition for the base business was 4.2%. Due to the significant increase in the price per gallon of home heating oil and propane over the last several years, we believe that customers are consuming less given similar temperatures than in prior periods. An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Six months ended March 31, 2011	291.6
Acquisitions	9.4
Impact of warmer temperatures	(62.8)
Net customer attrition	(14.5)
Other	(2.1)

Change	(70.0)

Volume - Six months ended March 31, 2012	221.6

Volume of other petroleum products increased by 1.8 million gallons, or 7.2%, to 27.1 million gallons for the six months ended March 31, 2012, compared to 25.3 million gallons for the six months ended March 31, 2011, as the additional volume from acquisitions more than offset a decline in other petroleum products primarily due to the warmer temperatures.

The percentage of home heating oil volume sold to residential variable price customers decreased to 42.9% of total home heating oil volume sales for the six months ended March 31, 2012, compared to 44.1% for the six months ended March 31, 2011. Accordingly, the percentage of home heating oil volume sold to residential price-protected customers increased to 44.2% for the six months ended March 31, 2012, compared to 43.3% for the six months ended March 31, 2011. For the six months ended March 31, 2012, sales to commercial/industrial customers represented 12.9% of total home heating oil volume sales, compared to 12.6% for the six months ended March 31, 2011.

Product Sales

For the six months ended March 31, 2012, product sales decreased $100.5 million, or 9.2%, to $1.0 billion, compared to $ 1.1 billion for the six months ended March 31, 2011, as the decline in total volume of 21.5% exceeded the impact of higher product selling prices. Selling prices increased in response to higher per gallon wholesale product costs of $0.5633 per gallon.

Installation and Service Sales

For the six months ended March 31, 2012, installation and service sales increased $0.3 million, or 0.2%, to $100.2 million, compared to $99.9 million for the six months ended March 31, 2011, as the additional revenue from acquisitions of $2.4 million was reduced by a decline in the base business of $2.1 million due to a reduction in the customer base.

Cost of Product

For the six months ended March 31, 2012, cost of product decreased $44.9 million, or 5.5%, to $775.9 million, compared to $820.8 million for the six months ended March 31, 2011, as the reduction in total volume of 21.5% more than offset the impact of higher per gallon wholesale product costs of $0.5633, or 21.7%.

Gross Profit - Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the six months ended March 31, 2012 increased by $0.0322 per gallon, or 3.6%, to $0.9402 per gallon, from $0.9080 per gallon during the six months ended March 31, 2011. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Six Months Ended
	March 31, 2012		March 31, 2011
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	221.6		291.6

Sales	$898.6	$4.0547	$1,017.5	$3.4897
Cost	$690.2	$3.1145	$752.8	$2.5818

Gross Profit	$208.4	$0.9402	$264.7	$0.9080

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	27.1		25.3

Sales	$92.3	$3.4033	$73.9	$2.9194
Cost	$85.7	$3.1591	$68.0	$2.6881

Gross Profit	$6.6	$0.2442	$5.9	$0.2313

Total Product	Amount (in millions)		Amount (in millions)
Sales	$990.9		$1,091.4
Cost	$775.9		$820.8

Gross Profit	$215.0		$270.6

For the six months ended March 31, 2012, total product gross profit decreased by $55.6 million to $215.0 million, compared to $270.6 million for the six months ended March 31, 2011, as the impact of higher home heating oil and propane margins ($7.1 million) and the additional gross profit from other petroleum products ($0.7 million) was more than offset by a reduction in gross profit resulting from lower home heating oil and propane volume ($63.5 million).

Cost of Installations and Service

For the six months ended March 31, 2012, cost of installation and service decreased by $2.0 million, or 2.0%, to $96.7 million, compared to $98.7 million for the six months ended March 31, 2011, as a $2.6 million increase due to fiscal 2012 and fiscal 2011 acquisitions was offset by a $4.6 million reduction in service costs and installation costs in our base business in response to a decline in the base business customer base and the impact of 22.6% warmer weather.

Installation costs for the six months ended March 31, 2012 were unchanged at $31.0 million compared to installation costs for the six months ended March 31, 2011. Installation costs as a percentage of installation sales for the six months ended March 31, 2012 and March 31, 2011 were 85.1% and 85.6% respectively. Service expenses declined to $65.7 million for the first half of fiscal 2012 or 103.1% of service sales, versus $67.7 million, or 106.2% of service sales for the six months ended March 31, 2011. We achieved a combined profit from service and installation of $3.5 million for the six months ended March 31, 2012, compared to a combined profit of $1.2 million for the six months ended March 31, 2011. Management views the service and installation department on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the six months ended March 31, 2012, the change in the fair value of derivative instruments resulted in a $9.9 million credit due to the expiration of certain hedged positions (a $5.5 million credit) and an increase in the market value for unexpired hedges (a $4.4 million credit).

During the six months ended March 31, 2011, the change in the fair value of derivative instruments resulted in a $27.2 million credit due to the expiration of certain hedged positions (a $5.0 million credit) and an increase in market value for unexpired hedges (a $22.2 million credit).

Delivery and Branch Expenses

For the six months ended March 31, 2012, delivery and branch expenses decreased $18.4 million, or 12.5%, to $129.5 million, compared to $147.9 million for the six months ended March 31, 2011 as the additional expense from acquisitions of $5.5 million was more than offset by a $12.5 million credit recorded under the Partnership's weather hedge contract and lower delivery and branch expenses of $11.4 million due to the decline in home heating oil and propane volume in the base business.

On a cents per gallon basis (excluding the credit recorded under the Partnership's weather hedge contract), delivery and branch expenses for the six months ended March 31, 2012 increased $0.1334, or 26.3%, to $0.6407, compared to $0.5073 for the six months ended March 31, 2011 due to the fixed nature of certain operating expenses. Such expenses could not be reduced in the near term to match the weather-related decline in home heating oil and propane volume, which negatively impacted the efficiency of our operations compared to the prior year. In addition, certain costs such as vehicle fuels, credit card processing fees, and bad debt expense rose on a per gallon basis due to the increase in cost of home heating oil and petroleum products. Generally, operations were inefficient due to the abnormally warm weather experienced during the six months ended March 31, 2012.

Depreciation and Amortization

For the six months ended March 31, 2012, depreciation and amortization expenses decreased by $1.8 million, or 19.6% to $7.5 million, compared to $9.3 million for the six months ended March 31, 2011.

Amortization expense relating to fiscal 2001 and fiscal 2004 acquisitions with lives of ten years and seven years respectively, decreased by $2.5 million, as they became fully amortized in fiscal 2011. This decrease was partially offset by an increase of $0.7 million relating to fiscal 2012 and fiscal 2011 acquisitions of customer lists with ten year lives and trade names acquired with twenty year lives.

General and Administrative Expenses

For the six months ended March 31, 2012, general and administrative expenses decreased $0.3 million to $9.9 million, or 2.6%, from $10.2 million for the six months ended March 31, 2011 as an increase in expenses related to the Partnerships acquisition program of $0.6 million was reduced by a decline in profit sharing expense of $0.9 million.

The Partnership accrues approximately 6% of adjusted EBITDA as defined in the profit sharing plan for distribution to its employees, and this amount is payable when the Partnership achieves adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in adjusted EBITDA.

Interest Expense

For the six months ended March 31, 2012, interest expense decreased by $1.3 million, or 14.7%, to $7.3 million, compared to $8.5 million during the six months ended March 31, 2011. Average long-term debt decreased by $5.4 million, and the weighted average long-term borrowing rate decreased from 9.3% to 8.875%, which resulted in a decrease in interest expense of $0.5 million. In November 2010, the Partnership issued $125 million of 8.875% Senior Notes due 2017 and, in December 2010 repaid $82.5 million of 10.25% Senior Notes due 2013.

During the six months ended March 31, 2012, the Partnership borrowed an average of $32.0 million under its revolving credit facility, or $3.4 million higher than the six months ended March 31, 2011, which resulted in a negligible increase in interest expense as the interest rate on these borrowings declined from 4.3% to 3.2%. In addition, bank fees were lower by $0.7 million due to lower rates on letters of credit and lower unused commitment fees.

Interest Income

For the six months ended March 31, 2012, interest income increased $0.1 million to $1.9 million, compared to $1.8 million for the six months ended March 31, 2011, due to higher finance charge income from acquisitions and higher past due accounts receivable balances.

Amortization of Debt Issuance Costs

For the six months ended March 31, 2012, amortization of debt issuance costs decreased by $0.7 million to $0.7 million, compared to $1.4 million in the six months ended March 31, 2011. This reduction was due to the extension in June 2011 of the Partnership’s revolving credit facility termination date from July 2012 to June 2016.

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

Income Tax Expense

For the six months ended March 31, 2012, income tax expense decreased by $20.4 million, to $32.1 million, from $52.5 million for the six months ended March 31, 2011, due to a decline in pretax income of $46.3 million. The Partnership’s effective tax rate was 42.5% for the six months ended March 31, 2012, slightly less than the rate of 43.1% for the six months ended March 31, 2011.

Net Income (Loss)

For the six months ended March 31, 2012, net income decreased $25.8 million to $43.4 million, from $69.2 million for the six months ended March 31, 2011, as the decrease in pretax income of $46.3 million exceeded the decrease in income tax expense of $20.4 million.

Adjusted EBITDA

For the six months ended March 31, 2012, Adjusted EBITDA decreased by $34.7 million, or 30.5%, to $79.1 million as the impact of warmer temperatures (22.6% warmer than the six months ended March 31, 2011) and net customer attrition more than offset an increase in Adjusted EBITDA provided by fiscal 2012 and 2011 acquisitions, an increase in home heating oil and propane per gallon gross profit margins and $12.5 million recorded under the Partnership's weather hedge contract.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Six Months Ended March 31,
(in thousands)	2012	2011

Net income	$43,413	$69,239
Plus:
Income tax expense	32,043	52,479
Amortization of debt issuance cost	659	1,426
Interest expense, net	5,345	6,766
Depreciation and amortization	7,458	9,276

EBITDA from continuing operations (a)	88,918	139,186

(Increase) / decrease in the fair value of derivative instruments	(9,863)	(27,167)
Loss on redemption of debt	—	1,700

Adjusted EBITDA (a)	79,055	113,719

Add / (subtract)
Income tax expense	(32,043)	(52,479)
Interest expense, net	(5,345)	(6,766)
Provision for losses on accounts receivable	6,249	7,873
Increase in accounts receivables	(111,154)	(213,123)
Decrease in inventories	36,115	27,835
Decrease in customer credit balances	(36,302)	(52,242)
Change in deferred taxes	22,930	37,858
Increase in weather hedge contract receivable	(12,500)	—
Change in other operating assets and liabilities	17,235	34,633

Net cash used in operating activities	$(35,760)	$(102,692)

Net cash used in investing activities	$(28,544)	$(4,444)

Net cash provided by financing activities	$2,568	$57,894

a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

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

Operating Activities

Due to the seasonal nature of our business, cash is generally used in operations during the winter (our first and second fiscal quarters) as we require additional working capital to support the high volume of sales during this period, and cash is generally provided by operating activities during the spring and summer (our third and fourth quarters).

During the six months ended March 31, 2012, cash used in operating activities decreased by $66.9 million to $35.8 million, compared to $102.7 million during the six months ended March 31, 2011, as a reduction in cash generated from operations of $29.4 million, a reduction in accounts payable of $10.2 million, a net reduction in accrued income taxes of $4.6 million due largely to lower pretax income, a reduction in amounts due on net hedging settlements of $4.1 million and the recording of a $12.5 million receivable at March 31, 2012 under the Partnership's weather hedge contract was offset by a decline in cash needs for accounts receivable of $102.0 million, a favorable change in inventory of $8.3 million and greater receipts from our customers on a budget payment plan of $15.9 million. Accounts receivable declined as the impact of lower volume due to the warm weather more than offset the impact of higher selling prices and resulted in a lower cash need. Days sales outstanding as of March 31, 2012 were 31.0 days compared to 35.6 days at March 31, 2011 and 32.3 days at March 31, 2010. The difference in weather between the two periods favorably impacted receivables due from our budget payment plan customers, as sales for the six months ended March 31, 2012 were less than expected while sales for the six months ended March 31, 2011 were greater than anticipated. Home heating oil and propane purchases were less in March 2012 than in March 2011 due to lower volume and the corresponding accounts payable to trade creditors declined.

Investing Activities

Our capital expenditures for the six months ended March 31, 2012 totaled $2.7 million, as we invested in computer hardware and software ($0.4 million), refurbished certain physical plants ($0.6 million), expanded our propane operations ($0.8 million) and made additions to our fleet and other equipment ($0.9 million). We also completed four acquisitions for $26.2 million and allocated $16.4 million of the gross purchase price to intangible assets (including $6.2 million to goodwill), $6.3 million to fixed assets and $3.5 to working capital.

Our capital expenditures for the six months ended March 31, 2011 totaled $2.7 million, as we invested in computer hardware and software ($1.1 million), refurbished certain physical plants ($0.6 million), expanded our propane operations ($0.2 million) and made additions to our fleet and other equipment ($0.8 million). We also completed two acquisitions for $1.8 million and allocated $0.4 million of the gross purchase price to intangible assets $0.6 million to fixed assets, $0.3 million to other long-term assets and $0.5 to working capital.

Financing Activities

During the six months ended March 31, 2012, we borrowed $86.3 million under our credit facility and repaid $53.8 million during the period. We also paid distributions of $10.0 million to our common unit holders, $0.1 million to our General Partner (including $0.07 million of incentive distributions as provided in our Partnership Agreement) and repurchased 3.9 million units for $19.6 million in connection with our unit repurchase plan.

During the six months ended March 31, 2011, we sold $125 million of 8.875% Senior Notes due 2017 at a price of 99.350%. A portion of the net proceeds were used on December 20, 2010, to repurchase $82.5 million in face value of 10.25% Senior Notes due February 2013. After paying expenses of $3.8 million and a call premium of $1.4 million, our cash balance increased by $36.5 million, which was utilized for General Partnership purposes. Also during the six months ended March 31, 2011, we paid distributions of $10.1 million to our common unit holders and $0.1 million to our General Partner (including $0.06 million of incentive distributions as provided for in our Partnership Agreement).

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high wholesale heating oil prices to customers, the effects of high net customer attrition, conservation and other factors, most of which are beyond our control. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of March 31, 2012, or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and repaid from subsequent seasonal reductions in inventory and accounts receivable. If we require additional capital and the credit markets are receptive, we may seek to offer and sell debt or equity securities under our $250 million shelf registration statement. Given the adverse impact of the warmer winter weather on our fiscal 2012 operating results, it may be more difficult for the Partnership to offer and sell its securities on attractive economic terms, which could limit the ability of the Partnership to fully implement its business plan until the return of more normal weather conditions and operating results.

Our asset based revolving credit facility provides us with the ability to borrow up to $250 million ($350 million during the heating season from November through April of each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $100 million in letters of credit. We can increase the facility size by $100 million without the consent of the bank group. However, the bank group is not obligated to fund the $100 million increase. If the bank group elects not to fund the increase, we can add additional lenders to the group, with the consent of the Agent, which shall not be unreasonably withheld. Obligations under the revolving credit facility are guaranteed by us and our subsidiaries and secured by liens on substantially all of our assets, including accounts receivable, inventory, general intangibles, real property, fixtures and equipment. As of March 31, 2012, borrowings under our revolving credit facility were $32.4 million and $46.9 million in letters of credit were outstanding, of which $46.6 million are for current and future insurance reserves and bonds and $0.3 million are for seasonal inventory purchases and other working capital purposes.

Under the terms of the revolving credit facility, we must maintain at all times either Availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the maximum facility size or a fixed charge coverage ratio of not less than 1.1, which is calculated based upon Adjusted EBITDA for the trailing twelve month period. As of March 31, 2012, Availability, as defined in the amended and restated revolving credit facility agreement, was $152.0 million and we were in compliance with the fixed charge coverage ratio.

The adverse impact of this warm weather on our operating results was only partially offset by the weather hedge contract and was a contributing factor in the Partnership not being able to meet the required fixed charge coverage ratio of 1.15 for the payment of distributions under our revolving credit facility as the fixed charge coverage ratio was 1.14 for the twelve months ended March 31, 2012. In April 2012, we entered into an amendment to our revolving credit facility that permits us to continue paying distributions to our unitholders for the period from April 1, 2012 through December 31, 2012, provided that our Availability (as defined in the revolving credit agreement) is in excess of $50.0 million and provided that distributions made during such period does not exceed $0.2325 per Common Unit. During this period, the Partnership will not be required to meet the fixed charge coverage test to pay distributions but will be required to meet the fixed charge coverage test of 1.15 to repurchase units as long as Availability is $61.3 million. In order to pay distributions subsequent to December 31, 2012, the Partnership must maintain Availability of $61.3 million, 17.5% of the maximum facility size on a historical pro forma and forward looking basis, and a fixed charge coverage ratio of 1.15.

Any failure to comply with these covenants could have a material adverse effect on our liquidity and results of operations.

The Partnership’s scheduled interest payments on its Senior Notes for the remainder of fiscal 2012 are $5.5 million. Maintenance capital expenditures for the remainder of fiscal 2012 are estimated to be approximately $2.0 to $2.5 million, excluding the capital requirements for leased fleet. In addition, we plan to invest an estimated $1.0 to $1.5 million in our propane operations for fleet and tank purchases. We estimate that the Partnership will be required to make minimum cash contributions to fund its frozen defined benefit pension obligations for the remainder of fiscal 2012 of $2.0 million and $12.0 million for fiscal 2013—2016. We anticipate paying distributions during the last two quarters of fiscal 2012 at the current level of $0.0775 per unit, for an aggregate of approximately $9.5 million to common unit holders, $0.1 million to our General Partner (including $0.07 million of incentive distribution as provided in our Partnership Agreement) and $0.07 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner . We continue to seek attractive acquisition opportunities within the Availability constraints of our bank facility and funding resources. In April 2012, we completed one acquisition for $12.2 million.

In February 2012, the Partnership, completed Plan II of its common unit repurchase program and has not authorized the repurchase of any additional units.

Partnership Distribution Provisions

On April 19, 2012, we declared a quarterly distribution of $0.0775 per unit, or $0.31 per unit on an annualized basis, on all common units in respect of the first quarter of fiscal 2012 payable on May 8, 2012 to holders of record on April 30, 2012. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to the holders of common units and 10% to the holders of the General Partner units (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $4.7 million will be paid to the common unit holders, $0.06 million to the General Partner (including $0.3 million of incentive distribution as provided in our Partnership Agreement) and $0.03 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Contractual Obligations and Off-Balance Sheet Arrangements

There has been no material change to Contractual Obligations and Off-Balance Sheet Arrangements since September 30, 2011, and therefore, the table has not been included in this Form 10-Q.

Recent Accounting Pronouncements

In the second quarter of fiscal 2012, the Partnership adopted Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (“U.S. GAAP”) and the International Financial Reporting Standards (“IFRS”). There was no impact on our results of operations or the amount of assets and liabilities reported.

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

At March 31, 2012, we had outstanding borrowings totaling $156.7 million, of which approximately $32.4 million is subject to variable interest rates under our revolving credit facility. In the event that interest rates associated with this facility were to increase 100 basis points, future cash flows for the next twelve months would decrease $0.3 million.

We also use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at March 31, 2012, the fair market value of these outstanding derivatives would increase by $10.9 million to a value of $15.6 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $7.9 million to a negative value of ($3.1) million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures.

The General Partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2012, at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in Internal Control over Financial Reporting.

No change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

c) The General Partner and the Partnership believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Partnership have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of March 31, 2012, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

We experienced warmer than normal weather conditions in the fiscal 2012 heating season, which had an adverse effect on our fiscal 2012 results of operations and our financial condition.

Given the adverse impact of the warmer winter weather on our fiscal 2012 operating results, it may be more difficult for the Partnership to raise capital on attractive economic terms, which could limit the ability of the Partnership to fully implement its business plan until the resumption of more normal weather conditions and operating results.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

See Note 2. to the Consolidated Financial Statements for information concerning the Partnership’s repurchase of common units in the six months ended March 31, 2012.

Item 6.

Exhibits

(a)	Exhibits Included Within:

10.21	Second Amended dated as of April 6, 2012 to Amended and Restated Revolving Credit Facility Agreement.

31.1	Certification of Chief Executive Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Star Gas Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

#101.INS	XBRL Instance Document.

#101.SCH	XBRL Taxonomy Extension Schema Document.

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

#	Filed herewith. In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.
(Registrant)

By: Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/S/ RICHARD F. AMBURY	Executive Vice President, Chief	May 7, 2012
Richard F. Ambury	Financial Officer, Treasurer and Secretary
Kestrel Heat LLC
(Principal Financial Officer)

Signature	Title	Date

/S/ RICHARD G. OAKLEY	Vice President - Controller	May 7, 2012
Richard G. Oakley	Kestrel Heat LLC
(Principal Accounting Officer)