Form 10-Q
period 2012-06-30
STAR GAS PARTNERS LP
filed 2012-08-06
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At July 31, 2012, the registrant had 61,024,306 common units outstanding.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2012	September 30, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$91,232	$86,789
Receivables, net of allowance of $10,531 and $9,530 respectively	115,019	92,967
Inventories	36,668	80,536
Fair asset value of derivative instruments	—	3,674
Current deferred tax asset, net	7,447	13,155
Prepaid expenses and other current assets	18,367	22,296

Total current assets	268,733	299,417

Property and equipment, net	52,089	47,131
Goodwill	201,085	199,296
Intangibles, net	76,093	52,348
Long-term deferred tax asset, net	8,856	17,646
Deferred charges and other assets, net	10,028	10,291

Total assets	$616,884	$626,129

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$17,201	$18,569
Fair liability value of derivative instruments	6,595	3,322
Accrued expenses and other current liabilities	80,362	76,428
Unearned service contract revenue	41,063	40,903
Customer credit balances	57,870	67,214

Total current liabilities	203,091	206,436

Long-term debt	124,333	124,263
Other long-term liabilities	18,275	22,797

Partners’ capital
Common unitholders	297,247	299,913
General partner	183	187
Accumulated other comprehensive loss, net of taxes	(26,245)	(27,467)

Total partners’ capital	271,185	272,633

Total liabilities and partners’ capital	$616,884	$626,129

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per unit data—unaudited)	2012	2011	2012	2011
Sales:
Product	$181,751	$198,450	$1,172,628	$1,289,870
Installations and service	50,725	48,322	150,914	148,268

Total sales	232,476	246,772	1,323,542	1,438,138
Cost and expenses:
Cost of product	146,034	154,379	921,931	975,205
Cost of installations and service	39,892	40,760	136,617	139,457
(Increase) decrease in the fair value of derivative instruments	11,225	16,323	1,362	(10,844)
Delivery and branch expenses	46,760	53,828	176,230	201,764
Depreciation and amortization expenses	4,608	4,420	12,066	13,696
General and administrative expenses	4,008	5,328	13,927	15,516

Operating income (loss)	(20,051)	(28,266)	61,409	103,344
Interest expense	(3,435)	(3,918)	(10,716)	(12,457)
Interest income	1,538	2,018	3,474	3,791
Amortization of debt issuance costs	(486)	(618)	(1,145)	(2,044)
Loss on redemption of debt	—	—	—	(1,700)

Income (loss) before income taxes	(22,434)	(30,784)	53,022	90,934
Income tax expense (benefit)	(10,645)	(12,587)	21,398	39,892

Net income (loss)	$(11,789)	$(18,197)	$31,624	$51,042

General Partner’s interest in net income (loss)	(62)	(88)	166	247

Limited Partners’ interest in net income (loss)	$(11,727)	$(18,109)	$31,458	$50,795

Basic and Diluted income (loss) per Limited Partner Unit (1)	$(0.19)	$(0.27)	$0.46	$0.66

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	61,024	67,078	62,236	67,078

(1)	See Note 3 Summary of Significant Accounting Policies—Net Income (Loss) per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

AND COMPREHENSIVE INCOME

	Number of Units
(in thousands)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2011	64,970	326	$299,913	$187	$(27,467)	$272,633

Comprehensive income (unaudited):
Net income	—	—	31,458	166	—	31,624
Amortization of unrealized pension plan gain	—	—	—	—	2,064	2,064
Tax effect of unrealized gain on pension plan	—	—	—	—	(842)	(842)

Total comprehensive income	—	—	31,458	166	1,222	32,846
Distributions	—	—	(14,569)	(170)	—	(14,739)
Retirement of units (1)	(3,946)	—	(19,555)	—	—	(19,555)

Balance as of June 30, 2012 (unaudited)	61,024	326	$297,247	$183	$(26,245)	$271,185

(1)	See Note 2—Common Unit Repurchase and Retirement.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
(in thousands—unaudited)	2012	2011
Cash flows provided by (used in) operating activities:
Net income	$31,624	$51,042

Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	1,362	(10,844)
Depreciation and amortization	13,211	15,740
Loss on redemption of debt	—	1,700
Provision for losses on accounts receivable	6,864	10,093
Change in deferred taxes	13,657	25,464
Changes in operating assets and liabilities:
Increase in receivables	(21,831)	(92,107)
Decrease in inventories	45,067	6,846
Decrease in other assets	9,203	6,777
Decrease in accounts payable	(2,010)	(2,515)
Decrease in customer credit balances	(15,697)	(45,525)
Increase (decrease) in other current and long-term liabilities	(351)	14,255

Net cash provided by (used in) operating activities	81,099	(19,074)

Cash flows provided by (used in) investing activities:
Capital expenditures	(3,536)	(3,838)
Proceeds from sales of fixed assets	357	73
Acquisitions	(38,336)	(6,254)

Net cash used in investing activities	(41,515)	(10,019)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	86,252	88,416
Revolving credit facility repayments	(86,252)	(88,416)
Repayment of debt	—	(82,499)
Proceeds from the issuance of debt	—	124,188
Debt extinguishment costs	—	(1,409)
Distributions	(14,739)	(15,419)
Unit repurchase	(19,555)	—
Deferred charges	(847)	(6,293)

Net cash provided by (used in) financing activities	(35,141)	18,568

Net increase (decrease) in cash and cash equivalents	4,443	(10,525)
Cash and cash equivalents at beginning of period	86,789	61,062

Cash and cash equivalents at end of period	$91,232	$50,537

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil and propane distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat their homes and buildings. Star Gas Partners is a master limited partnership, which at June 30, 2012, had outstanding 61.0 million common units (NYSE: “SGU”), representing the 99.5% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing the 0.5% general partner interest in Star Gas Partners.

The Partnership is organized as follows:

•

The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “General Partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership’s operations are conducted through Petro Holdings, Inc. and its subsidiaries (“Petro”). Petro is a Minnesota corporation that is an indirect wholly-owned subsidiary of the Partnership. Petro is subject to Federal and state corporation income taxes. Petro is a Northeast and Mid-Atlantic region retail distributor of home heating oil and propane that at June 30, 2012 served approximately 419,000 full-service residential and commercial home heating oil and propane customers. Petro also sold home heating oil, gasoline and diesel fuel to approximately 48,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers, and provided ancillary home services, including home security and plumbing, to approximately 11,500 customers.

•

Star Gas Finance Company is a 100% owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of its $125 million (excluding discount) 8.875% Senior Notes outstanding at June 30, 2012, that are due 2017. The Partnership is dependent on distributions, including inter-company interest payments from its subsidiaries, to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations. (See Note 6—Long-Term Debt and Bank Facility Borrowings)

2) Common Unit Repurchase and Retirement

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

In July 2012, the BOD authorized the repurchase of up to 3.0 million of the Partnership’s common units (“Plan III”). The authorized common unit repurchases may be made from time-to-time in the open market, in privately negotiated transactions or in such other manner deemed appropriate by management. There is no guarantee of the exact number of units that will be purchased under the program and the Partnership may discontinue purchases at any time. The program does not have a time limit. The Partnership’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the common units purchased in the repurchase program will be retired.

(in thousands, except per unit amounts)

Period	Total Number of Units Purchased as Part of a Publicly Announced Plan or Program	Average Price Paid per Unit (b)	Maximum Number of Units that May Yet Be Purchased Under the Plan II Program
Plan II—Number of units authorized (a)			7,250

Plan II—Fiscal year 2010 total	1,197	$4.44	6,053

Plan II—Fiscal year 2011 total (c)	2,108	$5.19	3,945

Plan II—October 2011	226	$4.96	3,719
Plan II—November 2011	215	$4.95	3,504
Plan II—December 2011 (d)	2,007	$5.21	1,497

Plan II—First quarter fiscal year 2012 total	2,448	$5.17	1,497

Plan II—January 2012	1,220	$4.63	277
Plan II—February 2012	277	$4.54	—

Plan II—Second quarter fiscal year 2012 total	1,497	$4.62	—

Plan II—Total number of units repurchased	7,250	$4.94	—

(a)	In July 2010, the BOD authorized 7.0 million common units for repurchase. In December 2011, the BOD authorized an additional 250 thousand common units for repurchase.
(b)	Amounts include repurchase costs.
(c)	Fiscal year 2011 common unit repurchase include 1.5 million common units acquired in a private sale.
(d)	December 2011 common unit repurchase include 1.75 million common units acquired in a private sale.

3) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P. and its subsidiaries. All material inter-company items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Partnership’s business, the results of operations and cash flows for the nine month period ended June 30, 2012 and June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

These interim financial statements of the Partnership have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission and should be read in conjunction with the financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended September 30, 2011.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Allocation of Net Income (Loss)

Net income for partners’ capital and statement of operations is allocated to the general partner and the limited partners in accordance with their respective ownership percentages, after giving effect to cash distributions paid to the general partner in excess of its ownership interest, if any.

Net Income (Loss) per Limited Partner Unit

Income per limited partner unit is computed in accordance with FASB ASC 260-10-05 Earnings Per Share, Master Limited Partnerships (EITF 03-06), by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding. The pro forma nature of the allocation required by this standard provides that in any accounting period where the Partnership’s aggregate net income exceeds its aggregate distribution for such period, the Partnership is required to present net income per limited partner unit as if all of the earnings for the periods were distributed, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective. This allocation does not impact the Partnership’s overall net income or other financial results. However, for periods in which the Partnership’s aggregate net income exceeds its aggregate distributions for such period, it will have the impact of reducing the earnings per limited partner unit, as the calculation according to this standard results in a theoretical increased allocation of undistributed earnings to the general partner. In accounting periods where aggregate net income does not exceed aggregate distributions for such period, this standard does not have any impact on the Partnership’s net income per limited partner unit calculation. A separate and independent calculation for each quarter and year-to-date period is performed, in which the Partnership’s contractual participation rights are taken into account.

The following presents the net income allocation and per unit data using this method for the periods presented:

	Three Months Ended		Nine Months Ended
Basic and Diluted Earnings Per Limited Partner:	June 30,		June 30,
(in thousands, except per unit data)	2012	2011	2012	2011
Net income (loss)	$(11,789)	$(18,197)	$31,624	$51,042
Less General Partners’ interest in net income (loss)	(62)	(88)	166	247

Net income (loss) available to limited partners	(11,727)	(18,109)	31,458	50,795

Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60		—	3,141	6,702

Limited Partner’s interest in net income (loss) under FASB ASC 260-10-45-60	$(11,727)	$(18,109)	$28,317	$44,093

Per unit data:
Basic and diluted net income (loss) available to limited partners	$(0.19)	$(0.27)	$0.51	$0.76

Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	—	—	0.05	0.10

Limited Partner’s interest in net income (loss) under FASB ASC 260-10-45-60	$(0.19)	$(0.27)	$0.46	$0.66

Weighted average number of Limited Partner units outstanding	61,024	67,078	62,236	67,078

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

	June 30,	September 30,
(in thousands)	2012	2011
Liquid product	$20,540	$64,907
Parts and equipment	16,128	15,629

	$36,668	$80,536

Derivatives and Hedging—Disclosures and Fair Value Measurements

The Partnership uses derivative instruments such as futures, options, and swap agreements, in order to mitigate exposure to market risk associated with the purchase of home heating oil for price-protected customers, physical inventory on hand, inventory in transit and priced purchase commitments.

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to price-protected customers, as of June 30, 2012, the Partnership had 1.2 million gallons of physical inventory and had 4.8 million gallons of swap contracts to buy heating oil; 1.4 million gallons of call options; 4.1 million gallons of put options and 44.6 million net gallons of synthetic calls. To hedge the inter-month differentials for our price-protected customers, physical inventory on hand, and inventory in transit, the Partnership as of June 30, 2012 had 47.0 million gallons of future contracts to buy heating oil and 51.5 million gallons of future contracts to sell heating oil. To hedge a portion of internal fuel usage, the Partnership as of June 30, 2012, had 1.4 million gallons of swap contracts to buy gasoline; and 1.2 million gallons of heating oil swap contracts to hedge diesel purchases.

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to price-protected customers, as of June 30, 2011, the Partnership had 0.9 million gallons of physical inventory and had 2.1 million gallons of swap contracts to buy heating oil; 5.0 million gallons of call options; 2.0 million gallons of put options and 42.6 million net gallons of synthetic calls. To hedge the inter-month differentials for our price-protected customers, physical inventory on hand, and inventory in transit, the Partnership as of June 30, 2011 had 8.0 million gallons of future contracts to buy heating oil; 9.3 million gallons of future contracts to sell heating oil; and 12.6 million gallons of swap contracts to sell heating oil. To hedge a portion of internal fuel usage, the Partnership as of June 30, 2011, had 1.2 million gallons of swap contracts to buy gasoline; and 0.9 million gallons of swap contracts and 0.2 million gallons of synthetic calls to buy diesel.

The Partnership’s derivative instruments are with the following counterparties: JPMorgan Chase Bank, N.A., Key Bank, N.A., Cargill, Inc., Bank of Montreal, Wells Fargo Bank, N.A., Societe Generale, Bank of America, N.A., Regions Financial Corporation, and Newedge USA, LLC. The Partnership assesses counterparty credit risk and maintains master netting arrangements with counterparties to help manage the risks, and record derivative positions on a net basis. The Partnership considers counterparty credit risk to be low. At June 30, 2012, the aggregate cash posted as collateral in the normal course of business at counterparties was $0.6 million. Positions with counterparties who are also parties to our revolving credit facility are collateralized under that facility. As of June 30, 2012, $9.7 million of hedging losses were secured under the credit facility.

FASB ASC 815-10-05 Derivatives and Hedging, established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities, along with qualitative disclosures regarding the derivative activity. To the extent derivative instruments designated as cash flow hedges are effective and the standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. The Partnership has elected not to designate its derivative instruments as hedging instruments under this standard and the change in fair value of the derivative instruments is recognized in our statement of operations in the line item (Increase) decrease in the fair value of derivative instruments. Depending on the risk being hedged, realized gains and losses are recorded in cost of product, cost of installations and service, or delivery and branch expenses.

FASB ASC 820-10 Fair Value Measurements and Disclosures, established a three-tier fair value hierarchy, which classified the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Partnership’s Level 1 derivative assets and liabilities represent the fair value of commodity contracts used in its hedging activities that are identical and traded in active markets. The Partnership’s Level 2 derivative assets and liabilities represent the fair value of commodity contracts used in its hedging activities that are valued using either directly or indirectly observable inputs, whose nature, risk and class are similar. No significant transfers of assets or liabilities have been made into and out of the Level 1 or Level 2 tiers. All derivative instruments were non-trading positions and were either a Level 1 or Level 2 instrument. The fair market value of our Level 1 and Level 2 derivative assets and liabilities are calculated by our counter-parties and are independently validated by the Partnership. The Partnership's calculations are, for Level 1 derivative assets and liabilities, based on the published New York Mercantile Exchange (“NYMEX”) market prices for the commodity contracts open at the end of the period. For Level 2 derivative assets and liabilities the calculations performed by the Partnership are based on a combination of the NYMEX published market prices and other inputs, including such factors as present value, volatility and duration.

The Partnership had no assets or liabilities that are measured at fair value on a nonrecurring basis subsequent to their initial recognition. The Partnership’s financial assets and liabilities measured at fair value on a recurring basis are listed on the following table.

(In thousands)

			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Balance Sheet Location	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Asset Derivatives at June 30, 2012
Commodity contracts	Fair asset and fair liability value of derivative instruments	$25,608	$10,017	$15,591	$—
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	—			—

Commodity contract assets at June 30, 2012		$25,608	$10,017	$15,591	$—

Liability Derivatives at June 30, 2012
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(32,203)	$(10,641)	$(21,562)	$—
Commodity contracts	Long-term derivative liabilities included in other long-term liabilities	—			—

Commodity contract liabilities at June 30, 2012		$(32,203)	$(10,641)	$(21,562)	$—

Asset Derivatives at September 30, 2011
Commodity contracts	Fair asset and fair liability value of derivative instruments	$41,531	$550	$40,981	$—
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	257	171	86	—

Commodity contract assets at September 30, 2011		$41,788	$721	$41,067	$—

Liability Derivatives at September 30, 2011
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(41,179)	$(602)	$(40,577)	$—
Commodity contracts	Long-term derivative liabilities netted with the deferred charges and other assets, net balance	(96)	(25)	(71)	—

Commodity contract liabilities at September 30, 2011		$(41,275)	$(627)	$(40,648)	$—

(In thousands)

The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011
Commodity contracts	Cost of product (a)	$359	$(9,717)	$15,683	$(5,512)
Commodity contracts	Cost of installations and service (a)	$(120)	$(384)	$(224)	$(798)
Commodity contracts	Delivery and branch expenses (a)	$4	$(229)	$(87)	$(712)

Commodity contracts	(Increase) / decrease in the fair value of derivative instruments	$11,225	$16,323	$1,362	$(10,844)

(a)	Represents realized closed positions and includes the cost of options as they expire.

Weather Hedge Contract

To partially mitigate the adverse effect of warm weather on cash flows, the Partnership has used weather hedge contracts for a number of years. The weather hedge contract is recorded in accordance with the intrinsic value method defined by FASB ASC 815-45-15 Derivatives and Hedging, Weather Derivatives (EITF 99-2). The premium paid is amortized over the life of the contract and the intrinsic value method is applied at each interim period.

For the fiscal 2012 heating season, the Partnership entered into a weather hedge contract with Renaissance Trading Ltd. under which it was entitled to receive a payment of $35,000 per heating degree-day shortfall, when the total number of heating degree-days in the period covered is less than 92.5% of the ten year average, the “Payment Threshold.” The hedge covered the period from November 1, 2011 through March 31, 2012 taken as a whole, and had a maximum payout of $12.5 million. Temperatures for the period November 1, 2011 through March 31, 2012 taken as a whole met the Payment Threshold, and the heating degree-day shortfall during this period resulted in the Partnership contractually recovering the full $12.5 million, which was recorded as a reduction of expenses in the line item delivery and branch expenses in the accompanying statements of operations.

Property and Equipment, net

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method.

(in thousands)	June 30, 2012	September 30, 2011
Property and equipment	$164,960	$155,426
Less: accumulated depreciation	112,871	108,295

Property and equipment, net	$52,089	$47,131

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

Costs that are incurred to complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration transferred, and are charged to general and administrative expense as they are incurred. For any given acquisition, certain contingent consideration may be identified. Estimates of the fair value of liability or asset classified contingent consideration are included under the acquisition method as part of the assets acquired or liabilities assumed. At each reporting date, these estimates are re-measured to fair value, with changes recognized in earnings.

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

Partners’ Capital

Comprehensive income includes net income, plus certain other items that are recorded directly to partners’ capital. Accumulated other comprehensive income reported on the Partnerships’ consolidated balance sheets consists of the amortization of the unrealized pension plan obligation gains/losses and the corresponding tax effect. For the three months ended June 30, 2012, comprehensive loss was $(11.4) million, comprised of net loss of $(11.8) million, plus the amortization of the unrealized pension plan obligation gain of $0.7 million and the corresponding tax effect of $(0.3) million. For the three months ended June 30, 2011, comprehensive loss was $(17.8) million, comprised of net loss of $(18.2) million, plus the amortization of the unrealized pension plan obligation gain of $0.7 million and the corresponding tax effect of $(0.3) million.

For the nine months ended June 30, 2012, comprehensive income was $32.8 million, comprised of net income of $31.6 million, plus the amortization of the unrealized pension plan obligation gain of $2.0 million and the corresponding tax effect of $(0.8) million. For the nine months ended June 30, 2011, comprehensive income was $52.3 million, comprised of net income of $51.0 million, plus the amortization of the unrealized pension plan obligation gain of $2.1 million and the corresponding tax effect of $(0.8) million.

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

The current and deferred income tax expenses for the three and nine months ended June 30, 2012, and 2011 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Income (loss) before income taxes	$(22,434)	$(30,784)	$53,022	$90,934

Current tax expense (benefit)	$(1,372)	$(194)	$7,741	$14,427
Deferred tax expense (benefit)	(9,273)	(12,393)	13,657	25,465

Total tax expense (benefit)	$(10,645)	$(12,587)	$21,398	$39,892

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

FASB ASC 740-10-05-6 Income Taxes, Uncertain Tax Position, provides financial statement accounting guidance for uncertainty in income taxes and tax positions taken or expected to be taken in a tax return. At June 30, 2012, we had unrecognized income tax benefits totaling $1.5 million including related accrued interest of $0.3 million. These unrecognized tax benefits are primarily the result of state tax uncertainties. If recognized, these tax benefits and related interest would be recorded as a benefit to the effective tax rate.

We believe that the total liability for unrecognized tax benefits will not materially change during the next 12 months ending June 30, 2013. Our continuing practice is to recognize interest related to income tax matters as a component of income tax expense.

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

Recent Accounting Pronouncements

In the second quarter of fiscal 2012, the Partnership adopted the Financial Accounting Standards Board ("FASB") provisions of Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (“U.S. GAAP”) and the International Financial Reporting Standards (“IFRS”). This standard provides for a consistent definition of fair value, and changes some fair value measurement principles and disclosure requirements under U.S. GAAP. There was no impact on our results of operations or the amount of assets and liabilities reported.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income, and subsequently deferred the requirement to separately present within net income reclassification adjustments of items out of accumulated other comprehensive income. This standard eliminates the option to present items of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, and instead requires either OCI presentation and net income in a single continuous statement to the statement of operations, or as a separate statement of comprehensive income. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Partnership is required to adopt this update in the first quarter of fiscal year 2013. The adoption of ASU No. 2011-05 will not impact our results of operations or the amount of assets and liabilities reported.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. This standard simplifies how entities test goodwill for impairment by providing for an optional qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the first step, of the two-step goodwill impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, with early adoption permitted. The Partnership has not early adopted this standard and is required to adopt this update in fiscal year 2013. The adoption of ASU No. 2011-08 will not impact our results of operations or the amount of assets and liabilities reported.

In September 2011, the FASB issued ASU No. 2011-09, Compensation—Retirement Benefits—Multiemployer Plans (715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. This standard requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures such as significant multiemployer plan names, identifying number, employer contributions, an indication of the plan’s funded status, and the nature of the employer commitments to the plan. The new guidance is effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The Partnership has not early adopted this standard and is required to adopt it in fiscal year 2012. The adoption of ASU No. 2011-09 will not impact our results of operations or the amount of assets and liabilities reported.

4) Goodwill and Intangibles, net

Goodwill

A summary of changes in the Partnership’s goodwill is as follows (in thousands):

Balance as of September 30, 2011	$199,296
Fiscal year 2012 activity	1,789

Balance as of June 30, 2012	$201,085

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

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows:

	June 30, 2012			September 30, 2011
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
(in thousands)	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists and other intangibles	$285,905	$209,812	$76,093	$256,172	$203,824	$52,348

Amortization expense for intangible assets was $6.0 million for the nine months ended June 30, 2012 compared to $8.1 million for the nine months ended June 30, 2011. Total estimated annual amortization expense related to intangible assets subject to amortization, for the fiscal year ending September 30, 2012 and the four succeeding fiscal years ending September 30, is as follows (in thousands):

Estimated Annual Book
Amortization Expense
2012	$7,086
2013	$9,019
2014	$8,943
2015	$8,808
2016	$8,637

5) Business Combinations

During the nine months ended June 30, 2012, the Partnership acquired five heating oil and propane dealers. The aggregate purchase price was approximately $38.3 million, with $31.2 million of the gross purchase price allocated to intangible assets and $7.5 million to fixed assets, reduced by working capital credits of $0.4 million. The operating results of these five acquisitions have been included in the Partnership’s consolidated financial statements since the date of acquisition, and are not material to the Partnership’s financial condition, results of operations, or cash flows. Preliminary fair values of the assets acquired and liabilities assumed are comprised primarily of intangibles and certain working capital items, which are reflected in the Consolidated Balance Sheet as of June 30, 2012, and are pending final valuation within the permitted measurement period.

6) Long-Term Debt and Bank Facility Borrowings

The Partnership’s debt is as follows (in thousands):

	At June 30, 2012		At September 30, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value (a)	Amount	Fair Value (a)
8.875% Senior Notes (b)	$124,333	$122,500	$124,263	$127,500
Revolving Credit Facility Borrowings (c )	—	—	—	—

Total debt	$124,333	$122,500	$124,263	$127,500

Total long-term portion of debt	$124,333	$122,500	$124,263	$127,500

(a)	The Partnership’s fair value estimates of long-term debt are made at a specific point in time, based on relevant market information, open market quotations and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the estimates.
(b)	The 8.875% Senior Notes were originally issued in November 2010 in a private placement offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, and in February 2011, were exchanged for substantially identical public notes registered with the Securities and Exchange Commission. These public notes mature in December 2017 and accrue interest at an annual rate of 8.875% requiring semi-annual interest payments on June 1 and December 1 of each year. The discount on these notes was $0.7 million at June 30, 2012. Under the terms of the indenture, these notes permit restricted payments after passing certain financial tests. The Partnership can incur debt up to $100 million for acquisitions and can also pay restricted payments of $22.0 million without passing certain financial tests.
(c)	In June 2011, the Partnership entered into an amended and restated asset based revolving credit facility agreement with a bank syndication comprised of fifteen banks. The amended and restated revolving credit facility expires in June 2016. In November 2011, the Partnership exercised the provision under this agreement to expand the facility by an additional $50 million. Under this agreement, the Partnership may borrow up to $250 million ($350 million during the heating season from December to April each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios) and may issue up to $100 million in letters of credit. The Partnership can increase the facility size by $100 million without the consent of the bank group. The bank group is not obligated to fund the $100 million increase. If the bank group elects not to fund the increase, the Partnership can add additional lenders to the group, with the consent of the agent (as appointed in the revolving credit facility agreement), which shall not be unreasonably withheld.

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

In April 2012, the Partnership amended its bank facility ("Second Amendment") for the period April 1, 2012 to December 31, 2012, to permit payment of distributions as long as Availability, as defined in the bank facility, is not less than $50.0 million and provided that distributions made during such period do not exceed $0.2325 per Common Unit. During this period, the Partnership is not required to meet the fixed charge coverage ratio test of 1.15 to pay distributions. For the twelve months ended June 30, 2012, the fixed charge coverage ratio was in excess of 1.15.

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

At June 30, 2012, no amount was outstanding under the revolving credit facility, $46.9 million of letters of credit were issued, Availability was $154.0 million and the Partnership was in compliance with the fixed charge coverage ratio. At September 30, 2011, no amount was outstanding under the revolving credit facility, $46.7 million of letters of credit were issued, Availability was $162.4 million and the Partnership was in compliance with the fixed charge coverage ratio.

In July 2011, the Partnership’s shelf registration became effective, providing for the sale of up to $250 million in one or more offerings of common units representing limited partnership interests, partnership securities and debt securities; which may be secured or unsecured senior debt securities or secured or unsecured subordinated debt securities. No offerings under this shelf registration have occurred to date.

7) Employee Pension Plan

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	714	748	2,142	2,244
Expected return on plan assets	(941)	(879)	(2,823)	(2,637)
Net amortization	688	691	2,064	2,073

Net periodic benefit cost	$461	$560	$1,383	$1,680

For the nine months ended June 30, 2012, the Partnership contributed $2.1 million and expects to make an additional $0.5 million contribution in fiscal 2012 to fund its pension obligation.

8) Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
	June 30,
(in thousands)	2012	2011
Cash paid during the period for:
Income taxes, net	$2,687	$5,897
Interest	$13,540	$12,420
Debt redemption premium	$—	$1,409
Non-cash financing activities:
Increase (decrease) in interest expense—amortization of debt discount 8.875% and debt premium 10.25%	$70	$30
Decrease in net debt premium attributable to redemption of debt	$—	$247

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

10) Subsequent Events

Quarterly Distribution Declared

In July 2012, we declared a quarterly distribution of $0.0775 per unit, or $0.31 per unit on an annualized basis, on all common units with respect to the third quarter of fiscal 2012 payable on August 7, 2012 to holders of record on July 30, 2012. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to the holders of common units and 10% to the holders of the General Partner units (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $4.7 million will be paid to the common unit holders, $0.056 million to the General Partner (including $0.034 million of incentive distribution as provided in our Partnership Agreement) and $0.034 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Unit Repurchase Plan (“Plan III”) Authorized

In July 2012, the Board of Directors authorized the repurchase of up to 3.0 million of the Partnership’s common units (“Plan III”). The authorized common unit repurchases may be made from time-to-time in the open market, in privately negotiated transactions or in such other manner deemed appropriate by management. There is no guarantee of the exact number of units that will be purchased under the program and the Partnership may discontinue purchases at any time. The program does not have a time limit. The Partnership’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the common units purchased in the repurchase program will be retired.

Amendment to Management Incentive Compensation Plan and Amendment to Partnership Agreement

In July 2012, the Partnership adopted certain amendments (the “Plan Amendments”) to the Partnership’s Management Incentive Compensation Plan (the “Plan”), and as amended, the Plan has been amended and restated in its entirety. Under the Plan Amendments, the number and identity of the Plan participants and their participation interests in the Plan have been frozen at the current levels. In addition, under the Plan Amendments, the plan benefits (to the extent vested) may be transferred upon the death of a participant to his or her heirs. A participant’s vested percentage of his or her plan benefits will be 100% during the time a participant is an employee or consultant of the Partnership. Following the termination of such positions, a participant’s vested percentage shall be equal to 20% for each full or partial year of employment or consultation with the Partnership starting with the fiscal year ending September 30, 2012 (33 1/3% in the case of the Partnership’s chief executive officer). The Partnership also entered into Amendment No. 3 dated as of July 19, 2012 to its Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) in order to give effect to the Plan Amendments.

Weather Hedge Contract

In July 2012, the Partnership entered into a weather hedge contract for the fiscal years ending September 30, 2013, 2014 and 2015 with Swiss Re Financial Products Corporation under which we are entitled to receive a payment of $35,000 per heating degree-day shortfall, when the total number of heating degree-days in the period covered is less than 92.5% of the ten year average, the Payment Threshold. The hedge covers the period from November 1 through March 31 taken as a whole for each respective fiscal year and has a maximum payout of $12.5 million for each fiscal year.

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

Weather Volatility

Over the last 30 years, the variation in temperatures in our geographic areas of operations for the six month period ended March 31 (the heating season), have ranged from 21.3% warmer than normal to 8.5% colder than normal. For example, the period from October 1, 2011 through March 31, 2012 was the warmest during the past 30 years, while the period from October 1, 2010 through March 31, 2011 was the eighth coldest. In addition, the six months ended March 31, 2012 was the warmest heating season in the past 112 years in the New York City metropolitan area, which is an important area of operations for us.

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

	Fiscal 2012		Fiscal 2011		Fiscal 2010		Fiscal 2009		Fiscal 2008
	Low	High	Low	High	Low	High	Low	High	Low	High
Quarter Ended
December 31	$2.72	$3.17	$2.19	$2.54	$1.78	$2.12	$1.20	$2.85	$2.16	$2.71
March 31	2.99	3.32	2.49	3.09	1.89	2.20	1.13	1.63	2.42	3.15
June 30	2.53	3.25	2.75	3.32	1.87	2.35	1.31	1.86	2.88	3.97
September 30			2.77	3.13	1.92	2.24	1.50	1.96	2.72	4.11

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

Impact of Warm Weather on Operating Results; Weather Hedge Contract - Fiscal Year 2012

Weather conditions have a significant impact on the demand for home heating oil and propane because our customers depend on these products principally for heating purposes. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. To partially mitigate the adverse effect of warm weather on our cash flows, we have used weather hedging contracts for a number of years. For the fiscal 2012 heating season, we entered into a weather hedge contract under which we were entitled to receive a payment of $35,000 per heating degree-day shortfall, when the total number of heating degree-days in the period covered less than 92.5% of the ten year average (the “Payment Threshold”). The hedge covered the period from November 1, 2011 through March 31, 2012 taken as a whole, and had a maximum payout of $12.5 million which was subsequently collected in April 2012.

Because of the adverse impact of warm weather in our market areas, even with the benefit of the weather hedge contract, the Partnership’s fixed charge coverage rate for the twelve months ended March 31, 2012 was 1.14 versus the 1.15 required under our revolving credit facility for payments of distributions. As a result, in April 2012, we entered into an amendment to our revolving credit facility that permits us to continue paying distributions to our unitholders for the period from April 1, 2012 through December 31, 2012, provided that our Availability (borrowing base less amounts borrowed and letters of credit issued) is in excess of $50.0 million and provided that distributions made during such period do not exceed $0.2325 per Common Unit. During this period, the Partnership will not be required to meet the fixed charge coverage test to pay distributions but will be required to meet the fixed charge coverage test of 1.15 to repurchase units in addition to having an Availability of $61.3 million. In order to pay distributions subsequent to December 31, 2012, the Partnership must maintain an Availability of $61.3 million, 17.5% of the maximum facility size on a historical pro forma and forward looking basis, and have a fixed charge coverage ratio of 1.15. Given the adverse impact of the warmer winter weather on our fiscal 2012 operating results, it may be more difficult for the Partnership to raise capital on attractive economic terms, which could limit the ability of the Partnership to fully implement its business plans until the resumption of more normal weather conditions and operating results. For the twelve months ended June 30, 2012, the fixed charge coverage ratio was in excess of 1.15.

Weather Hedge Contract - Fiscal Years 2013, 2014 and 2015

In July 2012, the Partnership entered into a weather hedge contract for the fiscal years ending September 30, 2013, 2014 and 2015 with Swiss Re Financial Products Corporation under which we are entitled to receive a payment of $35,000 per heating degree-day shortfall, when the total number of heating degree-days in the period covered is less than 92.5% of the ten year average, the Payment Threshold. The hedge covers the period from November 1 through March 31 taken as a whole for each respective fiscal year and has a maximum payout of $12.5 million for each fiscal year.

Per Gallon Gross Profit Margins

We believe that changes in home heating oil and propane margins should be evaluated on a cents per gallon basis, before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction.

A significant portion of our home heating oil volume is sold to individual customers under an arrangement pre-establishing a ceiling sales price or fixed price for home heating oil over a fixed period of time (generally twelve months). When these price-protected customers agree to purchase home heating oil from us for the next heating season, we purchase option contracts, swaps and futures contracts for a substantial majority of the heating oil that we expect to sell to these customers. The amount of home heating oil volume that we hedge per price-protected customer is based upon the estimated fuel consumption per average customer per month. In the event that the actual usage exceeds the amount of the hedged volume on a monthly basis, we may be required to obtain additional volume at unfavorable costs. In addition, should actual usage in any month be less than the hedged volume, our hedging losses could be greater, reducing expected margins.

Derivatives

FASB ASC 815-10-05 Derivatives and Hedging, established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective, as defined under this standard, changes in fair value are recognized in other comprehensive income until the forecasted hedged item is recognized in earnings. We have elected not to designate our derivative instruments as hedging instruments under this standard, and, as a result, the changes in fair value of the derivative instruments are recognized in our statement of operations. Therefore, we experience volatility in earnings as outstanding derivative instruments are marked to market and non-cash gains and losses are recorded prior to the sale of the commodity to the customer. The volatility in any given period related to unrealized non-cash gains or losses on derivative instruments can be significant to our overall results. However, we ultimately expect those gains and losses to be offset by the cost of product when purchased.

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

Estimated Depreciation and Amortization Expense

(in thousands) Fiscal Year	Book	Tax
2012	$18,086	$33,671
2013	17,940	31,748
2014	16,394	26,874
2015	14,921	23,343
2016	13,321	17,805

Non-Deductible Partnership Expenses

The Partnership incurs approximately $2.0 million a year in general and administrative expenses at the Partnership level that are not deductible for Federal or state income tax purposes by our corporate subsidiaries. As a result, our effective tax rate could differ from the statutory rate that would be applicable if such expenses were deductible, reducing the amount of our distributable cash.

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

Gross customer gains and gross customer losses

	Fiscal Year Ended
	2012			2011			2010 (a)
	Gross Customer		Net	Gross Customer		Net	Gross Customer		Net
	Gains	Losses	Attrition	Gains	Losses	Attrition	Gains	Losses	Attrition
First Quarter	25,700	26,600	(900)	21,900	24,100	(2,200)	19,000	21,600	(2,600)
Second Quarter	11,500	19,700	(8,200)	11,800	17,200	(5,400)	11,000	14,200	(3,200)
Third Quarter	7,000	13,700	(6,700)	6,000	11,400	(5,400)	5,300	12,600	(7,300)
Fourth Quarter				15,300	17,100	(1,800)	10,100	16,800	(6,700)

Total	44,200	60,000	(15,800)	55,000	69,800	(14,800)	45,400	65,200	(19,800)

Net customer attrition as a percentage of the home heating oil customer base

	Fiscal Year Ended
	2012			2011			2010 (a)
	Gross Customer		Net	Gross Customer		Net	Gross Customer		Net
	Gains	Losses	Attrition	Gains	Losses	Attrition	Gains	Losses	Attrition
First Quarter	6.2%	6.4%	(0.2%)	5.3%	5.8%	(0.5%)	4.8%	5.5%	(0.7%)
Second Quarter	2.7%	4.7%	(2.0%)	2.8%	4.1%	(1.3%)	2.8%	3.6%	(0.8%)
Third Quarter	1.5%	3.1%	(1.6%)	1.5%	2.8%	(1.3%)	1.4%	3.2%	(1.8%)
Fourth Quarter				3.6%	4.0%	(0.4%)	2.6%	4.3%	(1.7%)

Total	10.4%	14.2%	(3.8%)	13.2%	16.7%	(3.5%)	11.6%	16.6%	(5.0%)

(a)	Prior to October 1, 2010, we measured only home heating oil net customer attrition.

During the first nine months of fiscal 2012, gross customer gains increased by 4,500 accounts over the same period in the prior year, while gross customer losses increased by 7,300 accounts. The increase in gross customer losses was due largely to conversions to natural gas, customers moving out of existing homes, credit issues, and other reasons, of which the largest component was price competition.

During the nine months ended June 30, 2012, we lost 1.6% of our home heating oil accounts to natural gas versus losses of 1.0% for the nine months ended June 30, 2011 and 0.9% for the nine months ended June 30, 2010. We believe that conversions to natural gas have increased and may continue to do so as natural gas has become significantly less expensive than home heating oil on an equivalent BTU basis.

Price-Protected Customer Renewals

Approximately 74% of the Partnership’s price-protected customers have agreements with us that are subject to annual renewal in the period between April and November of each fiscal year. If a significant number of these customers elect not to renew their price-protected agreements with us and do not continue as our customers under a variable price-plan, the Partnership’s near term profitability, liquidity and cash flow will be adversely impacted. As of July 30, 2012, the wholesale cost of home heating oil as measured by the New York Mercantile Exchange was $2.88, approximately $0.22 lower than at July 29, 2011.

New York State Ultra Low Sulfur Fuel Oil Regulation

On July 1, 2012, new regulations went into effect in New York State (an important area of operations for us) that require the use of ultra low sulfur home heating oil, which is essentially ultra low sulfur diesel fuel with a dye additive. During July, 2012, the additional cost of ultra low sulfur home heating oil versus high sulfur home heating oil in New York ranged from between 8 and 14.5 cents. The NYMEX will continue to trade only the high sulfur home heating oil hedge contract until April 2013. After April 2013 the NYMEX contract specification will be the same as in the New York mandate. This means there will be a nine month period, from July 2012 to March 2013, where the Partnership will need to purchase and sell ultra low sulfur home heating oil for its New York State customers and this contract will not be directly available on the NYMEX. Further, due to the change in the specifications of the NYMEX home heating oil contract in April 2013, the Partnership will have a similar miss-match from April 2013 forward in its ability to hedge its high sulfur home heating oil requirements for purchases and sales in states other than New York.

The Partnership believes that these new requirements in New York, the hedging pricing miss-matches described above, and any volatility in that pricing difference, will increase the potential complexities, costs and risks inherent in hedging the Partnership’s physical inventory and in its sales to its price-protected customers.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Quarterly Report.

Three Months Ended June 30, 2012

Compared to the Three Months Ended June 30, 2011

Volume

For the three months ended June 30, 2012, retail volume of home heating oil and propane decreased by 9.2 million gallons, or 20.8%, to 35.1 million gallons, compared to 44.3 million gallons for the three months ended June 30, 2011. For those locations where the Partnership had existing operations in both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a degree day basis) for the three months ended June 30, 2012 were 9.5% warmer than the three months ended June 30, 2011 and 24.8% warmer than normal, as reported by the National Oceanic and Atmospheric Administration (“NOAA”). For the twelve months ended June 30, 2012, net customer attrition for the base business was 4.7%. In addition, due to various reasons including the significant increase in the price per gallon of home heating oil and propane over the last several years, we believe that some of our customers are adopting conservation measures to consume less of such products. The impact of any such conservation, along with any period to period differences in delivery scheduling, equipment efficiency and other volume variances not otherwise described are included in the chart under the heading “Other”. We generally believe the unseasonably warm weather for the three months ended June 30, 2012 magnified the conditions and opportunity for increased conservation. An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is found below:

Heating Oil
(in millions of gallons)	and Propane
Volume - Three months ended June 30, 2011	44.3
Acquisitions	3.1
Impact of warmer temperatures	(3.5)
Net customer attrition	(2.2)
Other	(6.6)

Change	(9.2)

Volume - Three months ended June 30, 2012	35.1

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable price customers, residential price-protected customers and commercial/industrial customers for the three months ended June 30, 2012, compared to the three months ended June 30, 2011:

	Three Months Ended
Customer Type	June 30, 2012	June 30, 2011
Residential Variable	41.4%	42.2%
Residential Price-Protected	44.1%	45.3%
Commercial/Industrial	14.5%	12.5%

Total	100.0%	100.0%

Volume of other petroleum products increased by 4.2 million gallons, or 48.6%, to 13.0 million gallons for the three months ended June 30, 2012, compared to 8.8 million gallons for the three months ended June 30, 2011, due to the additional volume from acquisitions.

Product Sales

For the three months ended June 30, 2012, product sales decreased $16.7 million, or 8.4%, to $181.8 million, compared to $198.5 million for the three months ended June 30, 2011, as the decline in total volume exceeded the impact of higher product selling prices. Selling prices rose in response to higher per gallon wholesale product costs.

Installation and Service Sales

For the three months ended June 30, 2012, installation and service sales increased $2.4 million, or 5.0% to $50.7 million, compared to $48.3 million for the three months ended June 30, 2011, as additional revenue from acquisitions of $3.7 million was partially offset by a decline in the base business of $1.3 million, largely due to net customer attrition.

Cost of Product

For the three months ended June 30, 2012, cost of product decreased $8.4 million, or 5.4%, to $146.0 million, compared to $154.4 million for the three months ended June 30, 2011, as the reduction in home heating oil and propane sold more than offset the impact of higher per gallon wholesale product costs.

Gross Profit - Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended June 30, 2012 decreased by $0.0228 per gallon, or 2.4%, to $0.9196 per gallon, from $0.9424 per gallon during the three months ended June 30, 2011. The decline in per gallon margins was largely due to the impact of recent acquisitions that have a different margin profile than the base business. Excluding acquisitions, the per gallon margin decreased $0.0034 from $0.9430 to $0.9396. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	June 30, 2012		June 30, 2011
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume (in millions of gallons)	35.1		44.3

Sales	$138.5	$3.9469	$167.6	$3.7866
Cost	$106.2	$3.0273	$125.9	$2.8442

Gross Profit	$32.3	$0.9196	$41.7	$0.9424

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume (in millions of gallons)	13.0		8.8

Sales	$43.3	$3.3179	$30.8	$3.5102
Cost	$39.8	$3.0530	$28.5	$3.2425

Gross Profit	$3.5	$0.2649	$2.4	$0.2677

Total Product	Amount (in millions)		Amount (in millions)
Sales	$181.8		$198.4
Cost	$146.0		$154.4

Gross Profit	$35.7		$44.1

For the three months ended June 30, 2012, total product gross profit decreased by $8.4 million to $35.7 million, compared to $44.1 million for the three months ended June 30, 2011, as the additional gross profit from other petroleum products ($1.1 million) was more than offset by a reduction in gross profit resulting from lower home heating oil and propane volume ($8.7 million) and lower home heating oil and propane margins ($0.8 million).

Cost of Installations and Service

For the three months ended June 30, 2012, cost of installation and service decreased by $0.9 million, or 2.1%, to $39.9 million, compared to $40.8 million for the three months ended June 30, 2011, as a $2.7 million increase due to fiscal 2012 and fiscal 2011 acquisitions was more than offset by a $3.6 million reduction in service costs and installation costs in our base business. This decline in service and installation costs in the base business can be attributed to net customer attrition, the impact of warm weather and the Partnership’s efforts at expense control.

Installation costs increased by $0.4 million to $14.3 million, or 84.0% of installation sales, during the three months ended June 30, 2012, versus $13.8 million, or 84.4% of installation sales during the three months ended June 30, 2011. Service expenses were $25.6 million for the three months ended June 30, 2012 or 75.9% of service sales, versus $26.9 million or 84.3% of service sales, during the three months ended June 30, 2011. We achieved a combined profit from service and installation of $10.8 million for the three months ended June 30, 2012, compared to a combined profit of $7.6 million for the three months ended June 30, 2011. Management views the service and installation department on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended June 30, 2012, the change in the fair value of derivative instruments resulted in a $11.2 million charge due to the expiration of certain hedged positions (a $0.7 million charge) and a decrease in the market value for unexpired hedges (a $10.5 million charge).

During the three months ended June 30, 2011, the change in the fair value of derivative instruments resulted in a $16.3 million charge due to the expiration of certain hedged positions (a $9.3 million charge) and an decrease in market value for unexpired hedges (a $7.0 million charge).

Delivery and Branch Expenses

For the three months ended June 30, 2012, delivery and branch expenses decreased $7.0 million, or 13.1%, to $46.8 million, compared to $53.8 million for the three months ended June 30, 2011, as the additional expense from acquisitions of $3.7 million was more than offset by lower delivery and branch expenses of $10.7 million due to the decline in home heating oil and propane volume, lower insurance expense and a reduction in bad debt expense. In addition, in response to the warm weather management has reduced expenses wherever possible.

Bad debt expense was lower in part due to a decline in sales of $14.3 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and a decline in amounts due from customers with balances 90 days in arrears. As of June 30, 2012, days sales outstanding for accounts receivable balances were 48.4 days versus June 30, 2011 of 60.1 days.

Depreciation and Amortization

For the three months ended June 30, 2012, depreciation and amortization expenses increased by $0.2 million, or 4.3% to $4.6 million, compared to $4.4 million for the three months ended June 30, 2011.

General and Administrative Expenses

For the three months ended June 30, 2012, general and administrative expenses decreased $1.3 million to $4.0 million, or 24.8%, from $5.3 million for the three months ended June 30, 2011 due to a decline in profit sharing expense of $0.6 million and lower legal and professional expenses.

The Partnership accrues approximately 6% of adjusted EBITDA as defined in the profit sharing plan for distribution to its employees, and this amount is payable when the Partnership achieves adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in adjusted EBITDA.

Interest Expense

For the three months ended June 30, 2012, interest expense decreased by $0.5 million, or 12.3%, to $3.4 million, compared to $3.9 million during the three months ended June 30, 2011 as bank fees were lower by $0.5 million due to lower rates on letters of credit and lower unused commitment fees.

Interest Income

For the three months ended June 30, 2012, interest income decreased by $0.5 million, or 23.8%, to $1.5 million, compared to $2.0 million for the three months ended June 30, 2011 due to lower finance charge income as past due balances from customers declined considerably.

Amortization of Debt Issuance Costs

For the three months ended June 30, 2012, amortization of debt issuance costs decreased by $0.1 million to $0.5 million, compared to $0.6 million in the three months ended June 30, 2011. This reduction was due to an increase in the number of years over which such costs are being amortized due to the extension in June 2011 of the Partnership’s revolving credit facility termination date from July 2012 to June 2016.

Income Tax Benefit

For the three months ended June 30, 2012, income tax benefit decreased by $2.0 million, to $10.6 million, from $12.6 million for the three months ended June 30, 2011, primarily due to a decline in the pretax loss of $8.4 million. The Partnership’s effective tax rate was 47.5% for the three months ended June 30, 2012 and 40.9% for the three months ended June 30, 2011, due to the recognition in June 2012 of previously unrecognized tax benefits.

Net Loss

For the three months ended June 30, 2012, the net loss decreased $6.4 million to $11.8 million, from $18.2 million for the three months ended June 30, 2011, as the decrease in pretax loss of $8.4 million exceeded the decrease in income tax benefit of $2.0 million.

Adjusted EBITDA Loss

For the three months ended June 30, 2012, the Adjusted EBITDA loss decreased by $3.3 million, or 43.9%, to $4.2 million as the additional EBITDA from acquisitions, the reduction in delivery, branch and general administrative expenses and an improvement in service and installation profitability more than offset the impact of 9.5% warmer temperatures, net customer attrition, reductions in home heating oil and propane volume caused by other factors and a decrease in home heating oil and propane per gallon gross profit margins.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended
	June 30,
(in thousands)	2012	2011
Net loss	$(11,789)	$(18,197)
Plus:
Income tax benefit	(10,645)	(12,587)
Amortization of debt issuance cost	486	618
Interest expense, net	1,897	1,900
Depreciation and amortization	4,608	4,420

EBITDA from continuing operations (a)	(15,443)	(23,846)
(Increase) / decrease in the fair value of derivative instruments	11,225	16,323

Adjusted EBITDA (a)	(4,218)	(7,523)
Add / (subtract)
Income tax benefit	10,645	12,587
Interest expense, net	(1,897)	(1,900)
Provision for losses on accounts receivable	615	2,220
Decrease in accounts receivables	89,323	121,016
(Increase) decrease in inventories	8,952	(20,989)
Increase in customer credit balances	20,605	6,717
Change in deferred taxes	(9,273)	(12,394)
Decrease in weather hedge contract receivable	12,500	—
Change in other operating assets and liabilities	(10,393)	(16,116)

Net cash provided by operating activities	$116,859	$83,618

Net cash used in investing activities	$(12,971)	$(5,575)

Net cash used in financing activities	$(37,709)	$(39,326)

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

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

Nine Months Ended June 30, 2012

Compared to the Nine Months Ended June 30, 2011

Volume

For the nine months ended June 30, 2012 retail volume of home heating oil and propane decreased by 79.1 million gallons, or 23.6%, to 256.7 million gallons, compared to 335.8 million gallons for the nine months ended June 30, 2011. For those locations where the Partnership had existing operations in both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a degree day basis) for the nine months ended June 30, 2012 were 21.4% warmer than the nine months ended June 30, 2011 and 21.7% warmer than normal, as reported by the National Oceanic and Atmospheric Administration (“NOAA”). For the twelve months ended June 30, 2012, net customer attrition for the base business was 4.7%. In addition, due to various reasons including the significant increase in the price per gallon of home heating oil and propane over the last several years, we believe that some of our customers are adopting conservation measures to consume less of such products. The impact of any such conservation, along with any period to period differences in delivery scheduling, equipment efficiency and other volume variances not otherwise described are included in the chart under the heading “Other”. We generally believe the unseasonably warm weather for the nine months ended June 30, 2012 magnified the conditions and opportunities for conservation. An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is found below:

Heating Oil
(in millions of gallons)	and Propane
Volume - Nine months ended June 30, 2011	335.8
Acquisitions	12.5
Impact of warmer temperatures	(67.8)
Net customer attrition	(17.8)
Other	(6.0)

Change	(79.1)

Volume - Nine months ended June 30, 2012	256.7

Volume of other petroleum products increased by 6.1 million gallons, or 17.9%, to 40.2 million gallons for the nine months ended June 30, 2012, compared to 34.1 million gallons for the nine months ended June 30, 2011, as the additional volume from acquisitions was partially offset by a decline in the base business primarily due to the warmer temperatures.

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable price customers, residential price-protected customers and commercial/industrial customers for the nine months ended June 30, 2012, compared to the three months ended June 30, 2011:

	Nine Months Ended
Customer Type	June 30, 2012	June 30, 2011
Residential Variable	42.7%	43.8%
Residential Price-Protected	44.2%	43.6%
Commercial/Industrial	13.1%	12.6%

Total	100.0%	100.0%

Product Sales

For the nine months ended June 30, 2012, product sales decreased $0.1 billion, or 9.1%, to $1.17 billion, compared to $1.29 billion for the nine months ended June 30, 2011, as the decline in total volume of 19.8% exceeded the impact of higher product selling prices. Selling prices increased in response to higher wholesale product costs of $0.4694 per gallon.

Installation and Service Sales

For the nine months ended June 30, 2012, installation and service sales increased $2.6 million, or 1.8%, to $150.9 million, compared to $148.3 million for the nine months ended June 30, 2011, as the additional revenue from acquisitions of $6.1 million was partially offset by a decline in the base business of $3.5 million, largely due to net customer attrition.

Cost of Product

For the nine months ended June 30, 2012, cost of product decreased $53.3 million, or 5.5%, to $921.9 million, compared to $975.2 million for the nine months ended June 30, 2011, as the reduction in total volume of 19.8% more than offset the impact of higher per gallon wholesale product costs of $0.4694, or 17.8%.

Gross Profit - Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the nine months ended June 30, 2012 increased by $0.0249 per gallon, or 2.7%, to $0.9374 per gallon, from $0.9125 per gallon during the nine months ended June 30, 2011. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Nine Months Ended
	June 30, 2012		June 30, 2011
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume (in millions of gallons)	256.7		335.8

Sales	$1,037.0	$4.0399	$1,185.2	$3.5288
Cost	$796.4	$3.1025	$878.7	$2.6163

Gross Profit	$240.6	$0.9374	$306.5	$0.9125

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume (in millions of gallons)	40.2		34.1

Sales	$135.6	$3.3756	$104.7	$3.0715
Cost	$125.6	$3.1246	$96.5	$2.8309

Gross Profit	$10.1	$0.2509	$8.2	$0.2407

Total Product	Amount (in millions)		Amount (in millions)
Sales	$1,172.6		$1,289.9
Cost	$921.9		$975.2

Gross Profit	$250.7		$314.7

For the nine months ended June 30, 2012, total product gross profit decreased by $64.0 million to $250.7 million, compared to $314.7 million for the nine months ended June 30, 2011, as the impact of higher home heating oil and propane margins ($6.4 million) and the additional gross profit from other petroleum products ($1.9 million) was more than offset by a reduction in gross profit resulting from lower home heating oil and propane volume ($72.2 million).

Cost of Installations and Service

For the nine months ended June 30, 2012, cost of installation and service decreased by $2.8 million, or 2.0%, to $136.6 million, compared to $139.5 million for the nine months ended June 30, 2011, as a $5.3 million increase due to fiscal 2012 and fiscal 2011 acquisitions was more than offset by a $8.2 million reduction in service costs and installation costs in our base business in response to a decline in the base business customer base, the impact of 21.4% warmer weather and the Partnership’s efforts at reducing all operating costs.

Installation costs for the nine months ended June 30, 2012 increased by $0.4 million or 1.0% to $45.3 million, compared to $44.9 million in installation costs for the nine months ended June 30, 2011. Installation costs as a percentage of installation sales for the nine months ended June 30, 2012 and June 30, 2011 were 84.7% and 85.2% respectively. Service expenses declined to $91.3 million for the nine months ended June 30, 2012 or 93.7% of service sales, versus $94.6 million, or 98.9% of service sales for the nine months ended June 30, 2011. We achieved a combined profit from service and installation of $14.3 million for the nine months ended June 30, 2012, compared to a combined profit of $8.8 million for the nine months ended June 30, 2011. Management views the service and installation department on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the nine months ended June 30, 2012, the change in the fair value of derivative instruments resulted in a $1.4 million charge due to the expiration of certain hedged positions (a $7.0 million credit) and a decrease in the market value for unexpired hedges (an $8.4 million charge).

During the nine months ended June 30, 2011, the change in the fair value of derivative instruments resulted in a $10.8 million credit due to the expiration of certain hedged positions (a $4.9 million credit) and an increase in market value for unexpired hedges (a $5.9 million credit).

Delivery and Branch Expenses

For the nine months ended June 30, 2012, delivery and branch expenses decreased $25.5 million, or 12.7%, to $176.2 million, compared to $201.7 million for the nine months ended June 30, 2011, as the additional expense from acquisitions of $9.2 million was more than offset by a $12.5 million credit recorded under the Partnership’s weather hedge contract and lower delivery and branch expenses of $22.2 million due to the decline in home heating oil and propane volume in the base business, lower insurance expense and lower bad debt expense. In addition, in response to the warmer weather, management has reduced expenses wherever possible.

On a cents per gallon basis (excluding the credit recorded under the Partnership’s weather hedge contract), delivery and branch expenses for the nine months ended June 30, 2012 increased $0.1346, or 22.4%, to $0.7353, compared to $0.6007 for the nine months ended June 30, 2011 due to the fixed nature of certain operating expenses, which could not be reduced in the near term to match the weather-related decline in home heating oil and propane volume. In addition, certain costs such as vehicle fuels, credit card processing fees, and bad debt expense rose on a per gallon basis due to the increase in cost of home heating oil and petroleum products.

Depreciation and Amortization

For the nine months ended June 30, 2012, depreciation and amortization expenses decreased by $1.6 million, or 11.9% to $12.1 million, compared to $13.7 million for the nine months ended June 30, 2011.

Amortization expense relating to fiscal years 2001, 2004 and 2005 acquisitions with lives of ten years and seven years, decreased by $3.6 million, as they became fully amortized in fiscal 2011. This decrease was partially offset by an increase of $1.5 million relating to fiscal 2012 and fiscal 2011 acquisitions of customer lists with seven and ten year lives and trade names acquired with twenty year lives.

General and Administrative Expenses

For the nine months ended June 30, 2012, general and administrative expenses decreased $1.6 million, or 10.2%, to $13.9 million, from $15.5 million for the nine months ended June 30, 2011, as an increase in expenses related to the Partnerships acquisition program of $0.5 million was more than offset by a decline in profit sharing expense of $1.5 million and lower legal and professional expenses.

The Partnership accrues approximately 6% of adjusted EBITDA as defined in the profit sharing plan for distribution to its employees, and this amount is payable when the Partnership achieves adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in adjusted EBITDA.

Interest Expense

For the nine months ended June 30, 2012, interest expense decreased by $1.7 million, or 14.0%, to $10.7 million, compared to $12.5 million during the nine months ended June 30, 2011. Average long-term debt decreased by $3.6 million and the weighted average long-term borrowing rate decreased from 9.1% to 8.9%, which resulted in a decrease in interest expense of $0.5 million. In November 2010, the Partnership issued $125 million of 8.875% Senior Notes due 2017 and, in December 2010 repaid $82.5 million of 10.25% Senior Notes due 2013.

During the nine months ended June 30, 2012, the Partnership borrowed an average of $21.7 million under its revolving credit facility, or $1.2 million higher than the nine months ended June 30, 2011, which resulted in a $0.1 million decrease in interest expense as the interest rate on these borrowings declined from 4.3% to 3.18%. In addition, bank fees were lower by $1.2 million due to lower rates on letters of credit and lower unused commitment fees.

Interest Income

For the nine months ended June 30, 2012, interest income decreased $0.3 million to $3.5 million, compared to $3.8 million for the nine months ended June 30, 2011, due to lower finance charge income resulting from lower past due accounts receivable balances.

Amortization of Debt Issuance Costs

For the nine months ended June 30, 2012, amortization of debt issuance costs decreased by $0.9 million to $1.1 million, compared to $2.0 million in the nine months ended June 30, 2011. This reduction was due to an increase in the number of years over which such costs are being amortized due to the extension in June 2011 of the Partnership’s revolving credit facility termination date from July 2012 to June 2016.

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

Income Tax Expense

For the nine months ended June 30, 2012, income tax expense decreased by $18.5 million to $21.4 million from $39.9 million for the nine months ended June 30, 2011 primarily due to a decline in pretax income of $37.9 million. The Partnership’s effective tax rate was 40.4% for the nine months ended June 30, 2012, less than the rate of 43.9% for the nine months ended June 30, 2011, due to the recognition in June 2012 of previously unrecognized tax benefits.

Net Income (Loss)

For the nine months ended June 30, 2012, net income decreased $19.4 million to $31.6 million, from $51.0 million for the nine months ended June 30, 2011, as the decrease in pretax income of $37.9 million exceeded the decrease in income tax expense of $18.5 million.

Adjusted EBITDA

For the nine months ended June 30, 2012, Adjusted EBITDA decreased by $31.4 million, or 29.5%, to $74.8 million as the impact of 21.4% warmer temperatures, net customer attrition and reductions in home heating oil and propane volume caused by other factors more than offset an increase in Adjusted EBITDA provided by fiscal 2012 and 2011 acquisitions, an increase in home heating oil and propane per gallon gross profit margins and $12.5 million recorded under the Partnership’s weather hedge contract.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Nine Months Ended
	June 30,
(in thousands)	2012	2011
Net income	$31,624	$51,042
Plus:
Income tax expense	21,398	39,892
Amortization of debt issuance cost	1,145	2,044
Interest expense, net	7,242	8,666
Depreciation and amortization	12,066	13,696

EBITDA from continuing operations (a)	73,475	115,340
(Increase) / decrease in the fair value of derivative instruments	1,362	(10,844)
Loss on redemption of debt	—	1,700

Adjusted EBITDA (a)	74,837	106,196
Add / (subtract)
Income tax expense	(21,398)	(39,892)
Interest expense, net	(7,242)	(8,666)
Provision for losses on accounts receivable	6,864	10,093
Increase in accounts receivables	(21,831)	(92,107)
Decrease in inventories	45,067	6,846
Decrease in customer credit balances	(15,697)	(45,525)
Change in deferred taxes	13,657	25,464
Change in other operating assets and liabilities	6,842	18,517

Net cash provided by (used in) operating activities	$81,099	$(19,074)

Net cash used in investing activities	$(41,515)	$(10,019)

Net cash provided by (used in) financing activities	$(35,141)	$18,568

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

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

For the nine months ended June 30, 2012, cash provided by operating activities was $81.1 million compared to $19.1 million of cash used in operating activities for the nine months ended June 30, 2011 and resulted in a favorable change of $100.2 million. While cash generated from operating activities declined by $26.5 million largely due to the impact of 21.4% warmer weather, certain cash requirements were positively impacted by the warmer weather. The need to finance accounts receivable declined by $70.3 million as the impact of lower volume sold due to the warmer weather more than offset the effects of higher selling prices. Cash collected net of sales from our budget payment plan customers increased by $29.8 million as sales for the nine months ended June 30, 2012 were less than expected due to the warm weather and also when compared to the nine months ended June 30, 2011. Typically, cash from operating activities is positively impacted for the nine months ended June 30th as inventory quantities are generally lower at June 30th than at the beginning of the fiscal year. While inventory quantities declined by similar amounts during both the nine months ending June 30, 2012 and the nine months ended June 30, 2011, the differences in opening and closing per gallon inventory values drove a favorable change in cash requirements of $38.2 million. However, the timing of income tax payments, interest payments and amounts due under the Partnership’s profit sharing plan resulted in a $10.2 million greater use of cash for the nine months ended June 30, 2012 when compared to the nine months ended June 30, 2011.

Investing Activities

Capital expenditures for the nine months ended June 30, 2012 totaled $3.5 million, as we invested in computer hardware and software ($0.7 million), refurbished certain physical plants ($0.5 million), expanded our propane operations ($1.0 million) and made additions to our fleet and other equipment ($1.3 million). We also completed five acquisitions for $38.3 million and allocated $31.2 million of the gross purchase price to intangible assets, $7.5 million to fixed assets less $0.4 million in working capital.

Capital expenditures for the nine months ended June 30, 2011 totaled $3.8 million, as we invested in computer hardware and software ($1.6 million), refurbished certain physical plants ($0.5 million), expanded our propane operations ($0.2 million) and made additions to our fleet and other equipment ($1.5 million). We also completed three acquisitions for $6.3 million and allocated $3.0 million of the gross purchase price to intangible assets $1.4 million to fixed assets, $0.3 million to other long-term assets and $1.6 million to working capital.

Financing Activities

During the nine months ended June 30, 2012, we borrowed $86.3 million under our credit facility and repaid $86.3 million during the period. We also paid distributions of $14.6 million to our common unit holders, $0.2 million to our General Partner (including $0.1 million of incentive distributions as provided in our Partnership Agreement) and repurchased 3.9 million units for $19.6 million in connection with our unit repurchase plan.

During the nine months ended June 30, 2011, we sold $125 million of 8.875% Senior Notes due 2017 at a price of 99.350%. A portion of the net proceeds were used on December 20, 2010, to repurchase $82.5 million in face value of 10.25% Senior Notes due February 2013. After paying expenses of $3.8 million and a call premium of $1.4 million, our cash balance increased by $36.5 million, which was utilized for General Partnership purposes. Also during the nine months ended June 30, 2011, we paid distributions of $15.3 million to our common unit holders and $0.159 million to our General Partner (including $0.06 million of incentive distributions as provided for in our Partnership Agreement), borrowed $88.4 million under our revolving credit facility and repaid $88.4 million of these borrowings during the period. In June 2011, we amended and extended our bank agreement to June 2016 and with this extension paid fees of $2.5 million.

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of June 30, 2012, of $91.3 million or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and repaid from subsequent seasonal reductions in inventory and accounts receivable. If we require additional capital and the credit markets are receptive, we may seek to offer and sell debt or equity securities under our $250 million shelf registration statement. Given the adverse impact of the warmer winter weather on our fiscal 2012 operating results, it may be more difficult for the Partnership to offer and sell its securities on attractive economic terms, which could limit the ability of the Partnership to fully implement its business plan until the return of more normal weather conditions and operating results.

Our asset based revolving credit facility provides us with the ability to borrow up to $250 million ($350 million during the heating season from November through April of each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $100 million in letters of credit. We can increase the facility size by $100 million without the consent of the bank group. However, the bank group is not obligated to fund the $100 million increase. If the bank group elects not to fund the increase, we can add additional lenders to the group, with the consent of the Agent, which shall not be unreasonably withheld. Obligations under the revolving credit facility are guaranteed by us and our subsidiaries and secured by liens on substantially all of our assets, including accounts receivable, inventory, general intangibles, real property, fixtures and equipment. As of June 30, 2012, there were no borrowings under our revolving credit facility and $46.9 million in letters of credit were outstanding, of which $46.6 million are for current and future insurance reserves and bonds and $0.3 million are for seasonal inventory purchases and other working capital purposes.

Under the terms of the revolving credit facility, we must maintain at all times either Availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the maximum facility size or a fixed charge coverage ratio of not less than 1.1, which is calculated based upon Adjusted EBITDA for the trailing twelve month period. As of June 30, 2012, Availability, as defined in the amended and restated revolving credit facility agreement, was $154.0 million and we were in compliance with the fixed charge coverage ratio.

The adverse impact of this warm weather on our operating results was only partially offset by the weather hedge contract and was a contributing factor in the Partnership not being able to meet the required fixed charge coverage ratio of 1.15 for the payment of distributions under our revolving credit facility as the fixed charge coverage ratio was 1.14 for the twelve months ended March 31, 2012. As a result, in April 2012, we entered into an amendment to our revolving credit facility that permits us to continue paying distributions to our unitholders for the period from April 1, 2012 through December 31, 2012, provided that our Availability (as defined in the revolving credit agreement) is in excess of $50.0 million and provided that distributions made during such period does not exceed $0.2325 per Common Unit. During this period, the Partnership will not be required to meet the fixed charge coverage test to pay distributions but will be required to meet the fixed charge coverage test of 1.15 to repurchase units in addition to having an Availability of $61.3 million. In order to pay distributions subsequent to December 31, 2012, the Partnership must maintain Availability of $61.3 million, 17.5% of the maximum facility size on a historical pro forma and forward looking basis, and a fixed charge coverage ratio of 1.15. For the twelve months ended June 30, 2012, the fixed charge coverage rate was in excess of 1.15. Any failure to comply with these covenants could have a material adverse effect on our liquidity and results of operations.

Maintenance capital expenditures for the remainder of fiscal 2012 are estimated to be approximately $0.5 to $1.0 million, excluding the capital requirements for leased fleet. In addition, we plan to invest an estimated $0.5 in our propane operations for fleet and tank purchases. We anticipate paying distributions during the last quarter of fiscal 2012 at the current level of $0.0775 per unit, for an aggregate of approximately $4.7 million to common unit holders, $0.056 million to our General Partner (including $0.034 million of incentive distribution as provided in our Partnership Agreement) and $0.034 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. We continue to seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

In February 2012, the Partnership, completed Plan II of its common unit repurchase program. On July 19, 2012, the Board of Directors authorized the repurchase of up to 3.0 million of the Partnership’s common units, which we refer to as Plan III. See Note 2 above.

Partnership Distribution Provisions

On July 19, 2012, we declared a quarterly distribution of $0.0775 per unit, or $0.31 per unit on an annualized basis, on all common units with respect to the third quarter of fiscal 2012 payable on August 7, 2012 to holders of record on July 30, 2012. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to the holders of common units and 10% to the holders of the General Partner units (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $4.7 million will be paid to the common unit holders, $0.056 million to the General Partner (including $0.034 million of incentive distribution as provided in our Partnership Agreement) and $0.034 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Contractual Obligations and Off-Balance Sheet Arrangements

There has been no material change to Contractual Obligations and Off-Balance Sheet Arrangements since September 30, 2011, and therefore, the table has not been included in this Form 10-Q.

Recent Accounting Pronouncements

In the second quarter of fiscal 2012, the Partnership adopted Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (“U.S. GAAP”) and the International Financial Reporting Standards (“IFRS”). There was no impact on our results of operations or the amount of assets and liabilities reported.

The following new accounting standards are currently being evaluated by the Partnership, and are more fully described in Note 3. Summary of Significant Accounting Policies - Recent Accounting Pronouncements, of the consolidated financial statements:

•	ASU No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income.

•	ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment.

•	ASU No. 2011-09, Compensation—Retirement Benefits—Multiemployer Plans: Disclosures about an Employer’s Participation in a Multiemployer Plan.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At June 30, 2012, we had outstanding borrowings totaling $124.3 million, none of which is subject to variable interest rates.

We also use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at June 30, 2012, the fair market value of these outstanding derivatives would increase by $6.2 million to a negative value of $(0.4) million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $4.5 million to a negative value of $(11.1) million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures.

The General Partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2012. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2012, at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in Internal Control over Financial Reporting.

No change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

c) The General Partner and the Partnership believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Partnership have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of June 30, 2012, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

New York State regulations mandating the sale of ultra low sulfur home heating oil in the state on or after July 1, 2012, and the New York Mercantile Exchange (“NYMEX”) changing the specification of the home heating oil contracts traded on the exchange to ultra low sulfur in April 2013 may increase product and hedging costs in New York and will add to the potential complexities, costs and risks inherent in hedging the Partnership’s physical inventory and sales to price-protected customers throughout our business.

On July 1, 2012, new regulations went into effect in New York State (an important area of operations for us) that require the use of ultra low sulfur home heating oil, which is essentially ultra low sulfur diesel fuel with a dye additive. During July, 2012, the additional cost of ultra low sulfur home heating oil versus high sulfur home heating oil in New York ranged from between 8 and 14.5 cents. The NYMEX will continue to trade only the high sulfur home heating oil hedge contract until April 2013. After April 2013 the NYMEX contract specification will be the same as in the New York mandate. This means there will be a nine month period, from July 2012 to March 2013, where the Partnership will need to purchase and sell ultra low sulfur home heating oil for its New York State customers and this contract will not be directly available on the NYMEX. Further, due to the change in the specifications of the NYMEX home heating oil contract in April 2013, the Partnership will have a similar miss-match from April 2013 forward in its ability to hedge its high sulfur home heating oil requirements for purchases and sales in states other than New York.

The Partnership believes that these new requirements in New York, the hedging pricing miss-matches described above, and any volatility in that pricing difference, will increase the potential complexities, costs and risks inherent in hedging the Partnership’s physical inventory and in its sales to its price-protected customers.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(in thousands, except per unit amounts)

Purchases of Equity Securities By the Issuer and Affiliated Purchasers
Period	Total Number of Units Purchased		Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under the Plans or Programs
First quarter fiscal year 2012 total	—		$—	—	—

January - 2012	—		$—	—	—
February - 2012	3	(a)	$4.50	—	—
March - 2012	55	(a)	$4.50	—	—

Second quarter fiscal year 2012 total	58		$4.50	—	—

April - 2012	—		$—	—	—
May - 2012	400	(a)	$3.89	—	—
June - 2012	—		$—	—	—

Third quarter fiscal year 2012 total	400		$3.89	—	—

(a)	The amounts shown as repurchased in the above table during such periods represent common units purchased by Kestrel in open market transactions and were not part of a publicly announced plan or program. The common units purchased by Kestrel remain outstanding. See Note 2. to the Consolidated Financial Statements for information concerning the Partnership’s repurchase of common units.

Item 6

Exhibits

(a)	Exhibits Included Within:

31.1	Certification of Chief Executive Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Star Gas Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

#101.INS	XBRL Instance Document.

#101.SCH	XBRL Taxonomy Extension Schema Document.

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

#	Filed herewith. In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.

(Registrant)

By: Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ RICHARD F. AMBURY Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary Kestrel Heat LLC (Principal Financial Officer)	August 6, 2012

Signature	Title	Date

/s/ RICHARD G. OAKLEY Richard G. Oakley	Vice President - Controller Kestrel Heat LLC (Principal Accounting Officer)	August 6, 2012