Form 10-K
period 2012-09-30
STAR GAS PARTNERS LP
filed 2012-12-10
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common units held by non-affiliates on March 31, 2012 was approximately $252,641,000. As of November 30, 2012, the registrant had 60,318,501 common units outstanding.

Documents Incorporated by Reference: None

STAR GAS PARTNERS, L.P.

2012 FORM 10-K ANNUAL REPORT

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

Structure

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil and propane distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat homes and buildings. Star Gas Partners is a Delaware limited partnership, which at November 30, 2012, had outstanding 60.3 million common partner units (NYSE: “SGU”) representing a 99.46% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing a 0.54% general partner interest in Star Gas Partners.

The Partnership is organized as follows:

•

Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

Our operations are conducted through Petro Holdings, Inc. (a Minnesota corporation that is our indirect wholly owned subsidiary) and its subsidiaries, all of which are corporations subject to Federal and state income taxes. At December 31, 2011, our Federal Net Operating Loss carryforwards (“NOLs”) were $12.8 million, subject to annual limitations of between $1.0 million and $2.2 million that can be used.

•

Star Gas Finance Company is our 100% owned subsidiary. Star Gas Finance Company serves as the co-issuer, jointly and severally with us, of our $125.0 million 8.875% Senior Notes (excluding discounts), which are due in December 2017, that we sometimes refer to in this Report as the notes or the senior notes. We are dependent on distributions, including inter-company dividends and interest payments, from our subsidiaries to service our debt obligations. The distributions from our subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations. (See Note 10 of the Notes to the Consolidated Financial Statements - Long-Term Debt and Bank Facility Borrowings)

We file annual, quarterly, current and other reports and information with the SEC. These filings can be viewed and downloaded from the Internet at the SEC’s website at www.sec.gov. In addition, these SEC filings are available at no cost as soon as reasonably practicable after the filing thereof on our website at www.star-gas.com/sec.cfm. These reports are also available to be read and copied at the SEC’s public reference room located at Judiciary Plaza, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of these filings and other information at the offices of the New York Stock Exchange located at 11 Wall Street, New York, New York 10005. Please note that any Internet addresses provided in this Annual Report on Form 10-K are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such Internet addresses is intended or deemed to be incorporated by reference herein.

Partnership Structure

The following chart summarizes our partnership structure as of September 30, 2012. Other than Star Gas Partners, L.P. all other entities in this structure are taxable as corporations for Federal and state income tax purposes.

Business Overview

As of September 30, 2012, we sell home heating oil and propane to approximately 416,000 full service residential and commercial customers. We believe we are the largest retail distributor of residential home heating oil in the United States, based upon sales volume. We also sell home heating oil, gasoline and diesel fuel to approximately 48,000 customers on a delivery only basis. We install, maintain, and repair heating and air conditioning equipment for our customers and provide ancillary home services, including home security and plumbing, to approximately 11,500 customers. During fiscal 2012, total sales were comprised of approximately 74% from sales of home heating oil and propane; 14% from the installation and repair of heating and air conditioning equipment and ancillary services; and 12% from the sale of other petroleum products. We provide home heating equipment repair service 24 hours a day, seven days a week, 52 weeks a year. These services are an integral part of our business and are intended to maximize customer satisfaction and loyalty.

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

Currently, we have heating oil and/or propane customers in the following states, regions and counties:

Maine

York

New Hampshire

Hillsborough County

Rockingham

Strafford

Vermont

Bennington

Rutland

Massachusetts

Barnstable

Berkshire

Bristol

Essex

Middlesex

Norfolk

Plymouth

Suffolk

Worcester

Rhode Island

Bristol

Kent

Newport

Providence

Washington

Connecticut

Fairfield

Hartford

Litchfield

Middlesex

New Haven

New London

Tolland

Windham

New York

Albany

Bronx

Columbia

Dutchess

Essex

Franklin

Fulton

Greene

Hamilton

Kings

Montgomery

Nassau

New York

Onondaga

Orange

Putnam

Queens

Rensselaer

Richmond

Saratoga

Schenectady

Schoharie

Suffolk

Ulster

Warren

Washington

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

North Carolina

Union County

South Carolina

Bamberg

Calhoun

Dorchester

Lexington

Orangeburg

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

The retail home heating oil industry is mature, with total market demand expected to decline in the foreseeable future due to conversions to natural gas. We believe that conversions to natural gas have increased and may continue to do so as natural gas has become significantly less expensive than home heating oil on an equivalent BTU basis. Our customer losses to natural gas conversions for fiscal years 2012 and 2011 were 2.0% and 1.5% respectively. Therefore, our ability to maintain our business or grow within the industry is dependent on the acquisition of other retail distributors as well as the success of our marketing programs.

Propane is a by-product of natural gas processing and petroleum refining. Propane use falls into three broad categories: residential and commercial applications; industrial applications; and agricultural uses. In the residential and commercial markets, propane is used primarily for space heating, water heating, clothes drying and cooking. Industrial customers use propane generally as a motor fuel to power over-the-road vehicles, forklifts and stationary engines, to fire furnaces, as a cutting gas and in other process applications. In the agricultural market, propane is primarily used for tobacco curing, crop drying, poultry brooding and weed control.

It is common practice in our business to price products to customers based on a per gallon margin over wholesale costs. As a result, we believe distributors such as ourselves generally seek to maintain their per gallon margins by passing wholesale price increases through to customers, thus insulating their margins from the volatility in wholesale prices. However, distributors may be unable or unwilling to pass the entire product cost increases through to customers. In these cases, significant decreases in per gallon margins may result. The timing of cost pass-throughs can also significantly affect margins. The retail home heating oil industry is highly fragmented, characterized by a large number of relatively small, independently owned and operated local distributors. Some dealers provide full service, as we do, and others offer delivery only on a cash-on-delivery basis, which we also do to a significantly lesser extent. The industry is complex and costly due to regulations, working capital requirements and the cost to hedge for price-protected customers.

Business Strategy

Our business strategy is to increase operating profits and cash flow by conservatively managing our operations and growing and retaining our customer base as a retail distributor of home heating oil and propane and provider of ancillary products and services. The key elements of this strategy include the following:

Deliver superior customer service. We are completely focused on providing the best customer service in our regions, with the aim of maximizing customer satisfaction and retention. To engage our employees and enhance their ability to provide superior customer service and reduce gross customer losses, we require all employees to go through customer service training—supplemented by ongoing monitoring and guidance from management.

Continue to focus on operating efficiencies. We constantly work to reduce operating costs and streamline our operations through the elimination of redundant systems and appropriate reductions in overhead.

Pursue select acquisitions. Our senior management team has developed expertise in identifying acquisition opportunities and integrating acquired customers into our operations. Through our acquisitions, we have been able to increase our presence in some of our existing geographic markets and selectively expand into new markets. Our acquisition strategy has enabled us to achieve our current market position and offers us the opportunity to achieve operating efficiencies and economies of scale.

Broaden products and services. We sell related and complementary products and services, such as air conditioning systems, plumbing services and home security systems, in order to leverage our organizational structure and improve our sales penetration within our existing customer base. We strive to increase the quality and breadth of our service offerings and believe that these actions will further enhance our position with existing and potential customers, allowing us to maintain or improve customer retention.

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

Competition

Most of our operating locations compete with numerous distributors, primarily on the basis of price, reliability of service and response to customer needs. Each such location operates in its own competitive environment.

We compete with distributors offering a broad range of services and prices, from full-service distributors, such as ourselves, to those offering delivery only. As do many companies in our business, we provide home heating and propane equipment repair service on a 24-hour-a-day, seven-day-a-week, 52 weeks a year basis. We believe that this level of service tends to help build customer loyalty. In some instances homeowners have formed buying cooperatives that seek a lower price than individual customers are otherwise able to obtain. Our business competes for retail customers with suppliers of alternative energy products, principally natural gas, propane (in the case of our home heating oil operations) and electricity. The expansion of natural gas into traditional home heating oil and propane markets has historically been inhibited by the capital costs required to expand distribution and pipeline systems.

Customer Attrition

We measure net customer attrition for our full service residential and commercial home heating oil and propane customers. Since October 1, 2010, we have included propane customers in this calculation as several of our acquisitions since such date have included propane operations. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customers that are obtained through marketing efforts at newly acquired businesses are included in these calculations. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis. Gross customer losses are the result of a number of factors, including price competition, move outs, credit losses and conversions to natural gas. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Customer Attrition.)

Customers and Pricing

Our full service home heating oil customer base is comprised of 95% residential customers and 5% commercial customers. Our residential customer receives on average 150 gallons per delivery and our commercial accounts receive on average 320 gallons per delivery. Typically, we make four to six deliveries per customer per year. Currently, 97% of our deliveries are scheduled automatically and 3% of our home heating oil customer base call from time to time to schedule a delivery. Automatic deliveries are scheduled based on each customer’s historical consumption pattern and prevailing weather conditions. Our practice is to bill customers promptly after delivery. We also offer a balanced payment plan in which a customer’s estimated annual oil purchases and service contract fees are paid for in a series of equal monthly payments. Approximately 37% of our residential home heating oil customers have selected this billing option.

We offer several pricing alternatives to our residential home heating oil customers. Our variable pricing program allows the price to float with the home heating oil market and other factors. In addition, we offer price protected programs, which establish either a ceiling or a fixed price per gallon that the customer would pay over a defined period. The following chart depicts the percentage of the pricing plans selected by our residential home heating oil customers as of the end of the fiscal year.

	September 30,
	2012	2011	2010	2009	2008
Variable	54.7%	54.9%	55.8%	52.3%	48.6%
Ceiling	40.5%	41.5%	41.8%	44.6%	34.4%
Fixed	4.8%	3.6%	2.4%	3.1%	17.0%

	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to residential customers ordinarily generate higher per gallon margins than sales to commercial customers. Due to greater price sensitivity and hedging costs of residential price-protected customers, the per gallon margins realized from price protected customers generally are less than from variable priced residential customers.

Derivatives

We use derivative instruments in order to mitigate our exposure to market risk associated with the purchase of home heating oil for our price-protected customers, physical inventory on hand, inventory in transit and priced purchase commitments. Currently, the Partnership’s derivative instruments are with the following counterparties: Cargill, Inc., JPMorgan Chase Bank, N.A., Societe Generale, Bank of America, N.A., Bank of Montreal, Key Bank, N.A., Regions Financial Corporation, Wells Fargo Bank, N.A., and Newedge USA, LLC.

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-10-05 Derivatives and Hedging, requires that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective, as defined under this guidance, changes in fair value are recognized in other comprehensive income until the forecasted hedged item is recognized in earnings. We have elected not to designate our derivative instruments as hedging instruments under this guidance, and as a result, the changes in fair value of the derivative instruments during the holding period are recognized in our statement of operations. Therefore, we experience volatility in earnings as outstanding derivative instruments are marked to market and non-cash gains and losses are recorded prior to the sale of the commodity to the customer. The volatility in any given period related to unrealized non-cash gains or losses on derivative instruments can be significant to our overall results. However, we ultimately expect those gains and losses to be offset by the cost of product when purchased. Depending on the risk being hedged, realized gains and losses are recorded in cost of product, cost of installations and service, or delivery and branch expenses.

Suppliers and Supply Arrangements

We purchase our product for delivery in either barge, pipeline or truckload quantities, and as of September 30, 2012 have contracts with approximately 70 third-party terminals for the right to temporarily store petroleum products and propane at their facilities. Home heating oil and propane purchases are made under supply contracts or on the spot market. We have entered into market price based contracts for approximately 80% of our expected retail home heating oil and propane requirements for the fiscal 2013 heating season. During fiscal 2012, Global Companies LLC, provided approximately 24% of our petroleum product purchases. No other single supplier provided more than 10% of our product supply during fiscal 2012, however, JPMorgan Ventures Energy Corporation and NIC Holding Corp. each provided approximately 9% of our petroleum product purchases. For fiscal 2013, we generally have supply contracts for similar quantities with Global Companies LLC, JPMorgan Ventures Energy Corporation, and NIC Holding Corp. Supply contracts typically have terms of 6 to 12 months. All of the supply contracts provide for minimum quantities. In all cases, the supply contracts do not establish in advance the price of home heating oil or propane. This price is based upon a published market index price at the time of delivery or pricing date plus an agreed upon differential. We believe that our policy of contracting for the majority of our anticipated supply needs with diverse and reliable sources will enable us to obtain sufficient product should unforeseen shortages develop in worldwide supplies.

Home Heating Oil Price Volatility

In recent years, the wholesale price of home heating oil has been extremely volatile, resulting in increased consumer sensitivity to heating costs and increased gross customer attrition. Like any other market commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces. The price of home heating oil is closely linked to the price refiners pay for crude oil, which is the principal cost component of home heating oil. The volatility in the wholesale cost of home heating oil, as measured by the New York Mercantile Exchange (“NYMEX”) price per gallon for the fiscal years ended September 30, 2008 through 2012, on a quarterly basis, is illustrated by the following chart:

	Fiscal 2012		Fiscal 2011		Fiscal 2010		Fiscal 2009		Fiscal 2008
	Low	High	Low	High	Low	High	Low	High	Low	High
Quarter Ended
December 31	$2.72	$3.17	$2.19	$2.54	$1.78	$2.12	$1.20	$2.85	$2.16	$2.71
March 31	$2.99	$3.32	$2.49	$3.09	$1.89	$2.20	$1.13	$1.63	$2.42	$3.15
June 30	$2.53	$3.25	$2.75	$3.32	$1.87	$2.35	$1.31	$1.86	$2.88	$3.97
September 30	$2.68	$3.24	$2.77	$3.13	$1.92	$2.24	$1.50	$1.96	$2.72	$4.11

Acquisitions

Part of our business strategy is to pursue select acquisitions. During fiscal 2012, the Partnership completed seven acquisitions and added approximately 41,000 home heating oil and propane accounts for an aggregate cost of approximately $39.2 million, reduced by working capital credits of $1.2 million. In fiscal 2011, we acquired four retail heating oil dealers with approximately 8,800 home heating oil and propane accounts for an aggregate cost of approximately $9.7 million, including working capital of $1.9 million. In fiscal 2010, we acquired five retail heating oil dealers with approximately 56,100 home heating oil, propane and security accounts for an aggregate cost of approximately $68.8 million, including $4.2 million of working capital.

Employees

As of September 30, 2012, we had 2,582 employees, of whom 763 were office, clerical and customer service personnel; 780 were equipment technicians; 384 were oil truck drivers and mechanics; 406 were management and 249 were employed in sales. Of these employees 824 are represented by 45 different collective bargaining agreements with local chapters of labor unions. Some of these unions have union administered pension plans that have significant unfunded liabilities, a portion of which could be assessed to us should we withdraw from these plans. The Partnership does not expect to withdraw from these plans. Depending on the demands of the 2013 heating season, we anticipate that we will augment our current staffing levels from the 621 employees on leave (415 of which are represented by collective bargaining agreements with labor unions indicated earlier). We are currently involved in 4 union negotiations. We believe that our relations with both our union and non-union employees are generally satisfactory.

Government Regulations

We are subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge or emission of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the “Superfund” law, imposes joint and several liabilities without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a hazardous substance into the environment. Products stored and/or delivered by us and certain automotive waste products generated by our fleet are hazardous substances within the meaning of CERCLA or otherwise subject to investigation and cleanup under other environmental laws and regulations. While we are currently not involved with any material CERCLA claims, and we have implemented programs and policies designed to address potential liabilities and costs under applicable environmental laws and regulations, failure to comply with such laws and regulations could result in civil or criminal penalties in cases of non-compliance or impose liability for remediation costs.

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

The following table depicts our gross customer gains, gross customer losses and net customer attrition from fiscal year 2008 to fiscal year 2012. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customers that are obtained through marketing efforts at newly acquired businesses are included in these calculations. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis. Starting October 1, 2010, we have included propane customers in this calculation as several of our acquisitions since such date have included propane operations.

	Fiscal Year Ended September 30,
	2012	2011	2010 (a)	2009 (a)	2008 (a)
Gross customer gains	13.4%	13.2%	11.6%	13.5%	14.8%
Gross customer losses	18.3%	16.7%	16.6%	21.1%	19.1%

Net attrition	(4.9%)	(3.5%)	(5.0%)	(7.6%)	(4.3%)

(a)	Prior to October 1, 2010, we measured only home heating oil net customer attrition.

The gain of a new customer does not fully compensate for the loss of an existing customer because of the expenses incurred during the first year to acquire a new customer. Customer losses are the result of various factors, including but not limited to:

•	price competition;

•	customer relocations and home sales/foreclosures;

•	credit worthiness; and

•	conversions to natural gas.

The continuing unprecedented volatility in the energy markets has intensified price competition and added to our difficulty in reducing net customer attrition.

If we were not able to reduce the current level of net customer attrition or if such level should increase, it will have a material adverse effect on our business, operating results and cash available for distributions to unitholders. For additional information about customer attrition, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Customer Attrition.”

Because of the highly competitive nature of our business, we may not be able to retain existing customers or acquire new customers, which would have an adverse impact on our business, operating results and financial condition.

Our business is subject to substantial competition. Most of our operating locations compete with numerous distributors, primarily on the basis of price, reliability of service and responsiveness to customer service needs. Each operating location operates in its own competitive environment.

We compete with distributors offering a broad range of services and prices, from full-service distributors, such as ourselves, to those offering delivery only. As do many companies in our business, we provide home heating equipment repair service on a 24-hour-a-day, seven-day-a-week, 52 weeks a year basis. We believe that this tends to build customer loyalty. In some instances homeowners have formed buying cooperatives that seek to purchase heating oil from distributors at a price lower than individual customers are otherwise able to obtain. We also compete for retail customers with suppliers of alternative energy products, principally natural gas, propane and electricity. If we are unable to compete effectively, we may lose existing customers and/or fail to acquire new customers, which would have a material adverse effect on our business, operating results and financial condition.

The following table depict our customer losses to natural gas conversions from fiscal year 2008 to fiscal year 2012. We believe that conversions to natural gas have increased and may continue to do so as natural gas has become significantly less expensive than home heating oil on an equivalent BTU basis.

	Fiscal Year Ended
	2012	2011	2010	2009	2008
Customer losses to natural gas conversion	2.0%	1.5%	1.1%	1.5%	1.6%

In addition to our specific customer losses to natural gas competition, any conversion to natural gas by a heating oil consumer in our geographic footprint reduces the pool of available customers from which we can gain new heating oil customers, and could have a material adverse effect on our business, operating results and financial condition.

If we do not make acquisitions on economically acceptable terms, our future growth will be limited.

Our industry is not a growth industry because new housing generally uses natural gas when it is available, and competition has also increased from alternative energy sources. Accordingly, future growth will depend on our ability to make acquisitions on economically acceptable terms. We cannot assure that we will be able to identify attractive acquisition candidates in our sector in the future or that we will be able to acquire businesses on economically acceptable terms. Factors that may adversely affect our operating and financial results may limit our access to capital and adversely affect our ability to make acquisitions. Under the terms of our amended and restated revolving credit facility that we sometimes refer to in this Report as the revolving credit facility, we are restricted from making any individual acquisition in excess of $25.0 million without the lenders’ approval. In addition, to make an acquisition, we are required to have Availability (as defined in the revolving credit facility) of at least $40.0 million, on a historical pro forma and forward-looking basis. This covenant restriction may limit our ability to make acquisitions. Any acquisition may involve potential risks to us and ultimately to our unitholders, including:

•	an increase in our indebtedness;

•	an increase in our working capital requirements;

•	an inability to integrate the operations of the acquired business;

•	an inability to successfully expand our operations into new territories;

•	the diversion of management’s attention from other business concerns;

•	an excess of customer loss or loss of key employees from the acquired business; and

•	the assumption of additional liabilities including environmental liabilities.

In addition, acquisitions may be dilutive to earnings and distributions to unitholders, and any additional debt incurred to finance acquisitions may, among other things, affect our ability to make distributions to our unitholders.

High product prices can lead to customer conservation and attrition, resulting in reduced demand for our products.

Prices for our products are subject to volatile fluctuations in response to changes in supply and other market conditions. During periods of high product costs our prices generally increase. High prices can lead to customer conservation and attrition, resulting in reduced demand for our products.

A significant portion of our home heating oil volume is sold to price-protected customers (ceiling and fixed) and our gross margins could be adversely affected if we are not able to effectively hedge against fluctuations in the volume and cost of product sold to these customers.

A significant portion of our home heating oil volume is sold to individual customers under an arrangement pre-establishing the ceiling sales price or a fixed price of home heating oil over a fixed period. When the customer makes a purchase commitment for the next period we currently purchase option contracts, swaps and futures contracts for a substantial majority of the heating oil that we expect to sell to these price-protected customers. The amount of home heating oil volume that we hedge per price-protected customer is based upon the estimated fuel consumption per average customer, per month. If the actual usage exceeds the amount of the hedged volume on a monthly basis, we could be required to obtain additional volume at unfavorable margins. In addition, should actual usage in any month be less than the hedged volume, (including, for example, as a result of early terminations by fixed price customers) our hedging losses could be greater. Currently, we have elected not to designate our derivative instruments as hedging instruments under FASB ASC 815-10-05 Derivatives and Hedging, and the change in fair value of the derivative instruments is recognized in our statement of operations. Therefore, we experience volatility in earnings as these currently outstanding derivative contracts are marked to market and non-cash gains or losses are recorded in the statement of operations.

Our risk management policies cannot eliminate all commodity risk, basis risk, or the impact of adverse market conditions which can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. In addition, any noncompliance with our risk management policies could result in significant financial losses.

While our hedging policies are designed to minimize commodity risk, some degree of exposure to unforeseen fluctuations in market conditions remains. For example, we change our hedged position daily in response to movements in our inventory. If we overestimate or underestimate our sales from inventory, we may be unhedged for the amount of the overestimate or underestimate. Also, significant increases in the costs of the products we sell can materially increase our costs to carry inventory. We use our credit facility as our primary source of financing to carry inventory and may be limited on the amounts we can borrow to carry inventory. Basis risk describes the inherent market price risk created when a commodity of certain grade or location is purchased, sold or exchanged as compared to a purchase, sale or exchange of a like commodity at a different time or place. Transportation costs and timing differentials are components of basis risk. For example, we use the NYMEX to hedge our commodity risk with respect to pricing of energy products traded on the NYMEX. Physical deliveries under NYMEX contracts are made in New York Harbor. To the extent we take deliveries in other ports, such as Boston Harbor, we may have basis risk. In a backward market (when prices for future deliveries are lower than current prices), basis risk is created with respect to timing. In these instances, physical inventory generally loses value as basis declines over time. Basis risk cannot be entirely eliminated, and basis exposure, particularly in backward or other adverse market conditions, can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

We monitor processes and procedures to prevent unauthorized trading and to maintain substantial balance between purchases and sales or future delivery obligations. We can provide no assurance, however, that these steps will detect and/or prevent all violations of such risk management policies and procedures, particularly if deception or other intentional misconduct is involved.

Since weather conditions may adversely affect the demand for home heating oil, our business, operating results and financial condition is vulnerable to warm winters.

Weather conditions in the Northeast and Mid-Atlantic regions in which we operate have a significant impact on the demand for home heating oil because our customers depend on this product principally for space heating purposes. As a result, weather conditions may materially adversely impact our business, operating results and financial condition. During the peak-heating season of October through March, sales of home heating oil and propane historically have represented approximately 80% of our annual oil volume. Actual weather conditions can vary substantially from year to year or from month to month, significantly affecting our financial performance. Warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized and, consequently, our results of operations. In fiscal years 2012 and 2002 temperatures were significantly warmer than normal for the areas in which we sell our products, which adversely affected the amount of net income, EBITDA and Adjusted EBITDA that we generated during these periods.

To partially mitigate the adverse effect of warm weather on cash flows, we have used weather hedge contracts for a number of years including fiscal 2012. In general, such weather hedge contracts provide that we are entitled to receive a specific payment per heating degree-day shortfall, when the total number of heating degree-days in the period covered is less than 92.5% of the ten year average (the “Payment Threshold”). The hedge generally covers the period from November 1, through March 31, of a fiscal year taken as a whole, and has a maximum payout amount (which was $12.5 million in fiscal 2012). Temperatures for the period November 1, 2011 through March 31, 2012, taken as a whole, met the Payment Threshold, and the heating degree-day shortfall during this period resulted in our receiving the full $12.5 million, which was recorded as a reduction of expenses in the line item delivery and branch expenses in the accompanying statements of operations.

For the fiscal years 2013, 2014 and 2015, we have entered into a weather hedge contract with Swiss Re Financial Products Corporation under which we are entitled to receive a payment of $35,000 per heating degree-day shortfall, when the total number of heating degree-days in the period covered is less than 92.5% of the ten year average, the Payment Threshold. The hedge covers the period from November 1, through March 31, taken as a whole, for each respective fiscal year, and has a maximum payout of $12.5 million for each respective fiscal year. However, there can be no assurance that such weather hedge contract would fully or substantially offset the adverse effects of warmer weather on our business and operating results during such periods.

We experienced warmer than normal weather conditions in the fiscal 2012 heating season, which had an adverse effect on our fiscal 2012 results of operations and our financial condition.

In fiscal year 2012 temperatures were significantly warmer than normal for the areas in which we sell our products, which adversely affected the amount of net income, EBITDA and Adjusted EBITDA that we generated during these periods. For those locations where we had existing operations in both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions in the year made), temperatures (measured on a degree day basis) for fiscal 2012 were 21.4% warmer than the fiscal 2011 and 21.7% warmer than normal, as reported by the National Oceanic and Atmospheric Administration (“NOAA”).

Because of the adverse impact of warm weather in our market areas during the fiscal 2012 heating season even with the benefit of the weather hedge contract, our fixed charge coverage ratio for the twelve months ended March 31, 2012 was 1.14 versus the 1.15 required under our revolving credit facility for payments of distributions. As a result, in April 2012, we entered into an amendment to our revolving credit facility that permits us to continue paying distributions to our unitholders for the period from April 1, 2012 through December 31, 2012, provided that our Availability (borrowing base less amounts borrowed and letters of credit Issued) is in excess of $50.0 million and provided that distributions made during such period do not exceed $0.2325 per Common Unit. During this period, we will not be required to meet the fixed charge coverage test to pay distributions but will be required to meet the fixed charge coverage test of 1.15 to repurchase units in addition to having an Availability of $61.3 million. In order to pay distributions subsequent to December 31, 2012, we must maintain an availability of $61.3 million, 17.5% of the maximum facility size on a historical pro forma and forward looking basis, and have a fixed charge coverage ratio of 1.15.

Given the adverse impact of the warmer winter weather on our fiscal 2012 operating results, it may be more difficult for us to raise capital on attractive economic terms, which could limit our ability to fully implement our business plans until the resumption of more normal weather conditions and operating results. For the fiscal year ended September 30, 2012, the fixed charge coverage ratio was in excess of 1.15.

We participate in multiemployer pension plans whose costs represent a significant expense to us.

We participate in a number of trustee-managed multiemployer pension plans for employees covered under collective bargaining agreements. Several factors could cause us to make significantly higher future contributions to these plans, including unfavorable investment performance, insolvency of participating employers, changes in demographics and increased benefits to participants. At this time, we are unable to determine whether any material adverse effect on our financial condition, results of operations or liquidity will result from our participation in these plans.

We rely on the continued solvency of our derivatives, insurance and weather hedge counterparties.

If counterparties to the derivative instruments that we use to hedge the cost of home heating oil sold to price-protected customers, physical inventory and our vehicle fuel costs were to fail, our liquidity, operating results and financial condition could be materially adversely impacted, as we would be obligated to fulfill our operational requirement of purchasing, storing and selling home heating oil and vehicle fuel, while losing the mitigating benefits of economic hedges with a failed counterparty. If one of our insurance carriers were to fail, our liquidity, results of operations and financial condition could be materially adversely impacted, as we would have to fund any catastrophic loss. If our weather hedge counterparty were to fail, we would lose the protection of our weather hedge contract in case of warmer than normal weather. Currently, we have outstanding derivative instruments with the following counterparties: Cargill, Inc., JPMorgan Chase Bank, N.A., Societe Generale, Bank of America, N.A., Bank of Montreal, Key Bank, N.A., Regions Financial Corporation, Wells Fargo Bank, N.A., and Newedge USA, LLC. Our primary insurance carrier is American International Group and we have entered into a weather hedge contract with Swiss Re Financial Products Corporation.

Our operating results are subject to seasonal fluctuations.

Our operating results are subject to seasonal fluctuations since the demand for home heating oil and propane is greater during the first and second fiscal quarter of our fiscal year, which is the peak heating season. The seasonal nature of our business has resulted on average in the last five years in the sale of approximately 30% of our volume of home heating oil and propane in the first fiscal quarter and 50% of our volume in the second fiscal quarter of each fiscal year. As a result, we generally realize net income in our first and second fiscal quarters and net losses during our third and fourth fiscal quarters and we expect that the negative impact of seasonality on our third and fourth fiscal quarter operating results will continue.

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our debt obligations.

At September 30, 2012, we had outstanding $125.0 million (excluding discount) of senior notes due 2017 (the “notes”), no amount outstanding under our revolving credit facility which expires June 2016, $42.8 million of letters of credit issued under our revolving credit facility and availability of $179.2 million under such revolving credit facility. During the last three fiscal years we have utilized as much as $135.1 million of our revolving credit facility in borrowings and letters of credit. Our substantial indebtedness and other financial obligations could:

•	impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general partnership purposes;

•	have a material adverse effect on us if we fail to comply with financial and affirmative and restrictive covenants in our debt agreements and an event of default occurs that is not cured or waived;

•

require us to dedicate a substantial portion of our cash flow for interest payments on our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund working capital and capital expenditures;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage compared to our competitors that have proportionally less debt.

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

Increases in wholesale product costs beyond current levels may have adverse effects on our business, financial condition and results of operations, including the following:

•

reduced liquidity as a result of higher receivables, and/or inventory balances as we must fund a portion of any increase in receivables, inventory and hedging costs from our own resources, thereby tying up funds that would otherwise be available for other purposes;

•	higher bad debt expense and credit card processing costs as a result of higher selling prices;

•	higher interest expense as a result of increased working capital borrowing to finance higher receivables and/or inventory balances; and

•	higher vehicle fuel costs.

The volatility in wholesale energy costs may adversely affect our liquidity.

Our business requires a significant amount of working capital to finance accounts receivable and inventory during the heating season. Under our revolving credit facility, we may borrow up to $250 million, which increases to $350 million during the peak winter months from December through April of each fiscal year. We are obligated to meet certain financial covenants under the revolving credit facility, including the requirement to maintain at all times either excess availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the revolving credit commitment then in effect or a fixed charge coverage ratio (as defined in the revolving credit facility agreement) of not less than 1.1.

If increases in wholesale product costs cause our working capital requirements to exceed the amounts available under our revolving credit facility or should we fail to maintain the required availability or fixed charge coverage ratio, we would not have sufficient working capital to operate our business, which could have a material adverse effect on our financial condition and results of operations.

We purchase synthetic call options and forward swaps with members of our lending group to manage market risk associated with our commitments to our customers, our physical inventory and fuel we use for our vehicles. These institutions have not required an initial cash margin deposit or any mark to market maintenance margin for these derivatives. Any mark to market exposure is reserved against our borrowing base and can thus reduce the amount available to us under our revolving credit facility. The mark to market reserve against our borrowing base for these derivative instruments with our lending group was as high as $16.1 million, $9.4 million and $8.8 million during fiscal years 2012, 2011 and 2010, respectively.

We also purchase call options to hedge the price of the products to be sold to our price-protected customers which usually require us to pay an up front cash payment. This reduces our liquidity, as we must pay for the option before any sales are made to the customer. We also purchase synthetic call options which require us to pay for these options as they expire.

For certain of our supply contracts, we are required to establish the purchase price in advance of receiving the physical product. This occurs at the end of the month and is usually 20 days prior to receipt of the product. We use futures contracts or swaps to “short” the purchase commitment such that the commitment floats with the market. As a result, any upward movement in the market for home heating oil would reduce our liquidity, as we would be required to post additional cash collateral for a futures contract or our availability to borrow under our bank facility would be reduced in the case of a swap. At December 31, 2012, we expect to have approximately 46 million gallons of purchase commitments and physical inventory shorted with a futures contract or swap. If the wholesale price of heating oil increased $1.00 per gallon , our near term liquidity in December would be reduced by $46 million.

At September 30, 2012, we had approximately 140,000 customers, or 37% of our residential customer base, on the balanced payment plan. Volatility in wholesale prices could reduce our liquidity if we failed to recalculate the balanced payments on a timely basis or if customers resist higher balanced payments. These customers could possibly have larger accounts receivable balances in the future than they did as of September 30, 2012, similar to what we experienced after the fiscal 2011 heating season. Generally, customer credit balances are at their low point after the end of the heating season and at their peak prior to the beginning of the heating season.

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

Significant declines in the wholesale price of home heating oil may cause price-protected customers to renegotiate or terminate their arrangements which may adversely impact our gross profit and operating results.

When the wholesale price of home heating oil declines significantly after a customer enters into a price protection arrangement, some customers attempt to renegotiate their arrangement in order to enter into a lower cost pricing plan with us or terminate their arrangement and switch to a competitor. As a result of significant decreases in the price of home heating oil following the summer of 2008, many price-protected customers attempted to renegotiate their agreements with us in fiscal 2009. It is our policy to bill a termination fee when customers terminate their arrangement with us. We believe that approximately 10,000 customers chose another supplier as a result of being billed the termination fee in fiscal 2009.

New York State mandate may increase risks, costs and complexities of hedging.

On July 1, 2012, new regulations went into effect in New York State (an important area of operations for us) that require the use of ultra low sulfur home heating oil, which is essentially ultra low sulfur diesel fuel with a dye additive. From July 1, 2012 to November 30, 2012 the additional cost of ultra low sulfur home heating oil versus high sulfur home heating oil in New York ranged from between $0.06 and $0.23 cents per gallon. The NYMEX will continue to trade only the high sulfur home heating oil hedge contract until April 2013. After April 2013 the NYMEX contract specification will be the same as in the New York mandate. This means there will be a nine month period, from July 2012 to March 2013, when we will need to purchase and sell ultra low sulfur home heating oil for its New York State customers and this contract will not be directly available on the NYMEX. Further, due to the change in the specifications of the NYMEX home heating oil contract in April 2013, we will have a similar miss-match from April 2013 forward in its ability to hedge its high sulfur home heating oil requirements for purchases and sales in states other than New York.

We believe that these new requirements in New York, the hedging pricing miss-matches described above, and any volatility in that pricing difference, will increase the potential complexities, costs and risks inherent in hedging our physical inventory and in its sales to its price-protected customers. In addition, we may not be able to pass along the additional cost of the ultra low sulfur home heating oil to certain of our customers.

Current economic conditions could adversely affect our results of operations and financial condition.

Uncertainty about current economic conditions poses a risk as our customers may reduce or postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our equipment and services and could lead to increased conservation, as we have seen certain of our customers seek lower cost providers. Any increase in existing customers or potential new customers seeking lower cost providers and/or increase in our rejection rate of potential accounts because of credit considerations could increase our overall rate of net customer attrition. In addition, we could experience an increase in bad debts from financially distressed customers, which would have a negative effect on our liquidity, results of operations and financial condition.

We are subject to operating and litigation risks that could adversely affect our operating results whether or not covered by insurance.

Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing customers with our products, which include combustible liquids such as propane. As a result, we may be a defendant in legal proceedings and litigation arising in the ordinary course of business.

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

As we self-insure workers’ compensation, automobile and general liability claims up to pre-established limits, we establish reserves based upon expectations as to what our ultimate liability will be for claims based on our historical developmental factors. We evaluate on an annual basis the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2012, we had approximately $44.2 million of net insurance reserves and had issued $40.3 million in letters of credit for current and future claims. The ultimate settlement of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material effect on our results of operations.

We may be adversely affected by the impact of financial reform legislation on derivatives.

In 2010, the U.S. Congress passed comprehensive financial reform legislation that requires regulated banks with derivatives trading units to spin them off and that requires substantially all derivatives be traded through a central clearing house, subject to margin requirements. This legislation could substantially increase our cost in using certain derivatives and could make such derivatives less available, which could subject us to additional risks to the extent we are not able to hedge the risks in another manner. The full impact of this legislation on us cannot be fully determined until the required rules implementing this legislation have been finalized and put into effect by the Commodities Futures Trading Commission and the SEC.

Our results of operations and financial condition may be adversely affected by governmental regulation and associated environmental and regulatory costs.

Our business is subject to a wide range of federal and state laws and regulations related to environmental and other matters. Such laws and regulations have become increasingly stringent over time. We may experience increased costs due to stricter pollution control requirements or liabilities resulting from noncompliance with operating or other regulatory permits. New regulations might adversely impact operations, including those relating to underground storage and transportation of the products that we sell. In addition, there are environmental risks inherently associated with home heating oil operations, such as the risks of accidental releases or spills. We have incurred and continue to incur costs to remediate soil and groundwater contamination at some of our locations. We cannot be sure that we have identified all such contamination, that we know the full extent of our obligations with respect to contamination of which we are aware, or that we will not become responsible for additional contamination not yet discovered. It is possible that material costs and liabilities will be incurred, including those relating to claims for damages to property and persons.

In addition, our financial condition, results of operations and ability to pay distributions to our unitholders may be negatively impacted by significant changes in federal and state tax law.

There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of emissions of greenhouse gases, in particular from the combustion of fossil fuels. It is probable that any regulatory program that caps emissions or imposes a carbon tax will increase costs for us and our customers, which could lead to increased conservation or customers seeking lower cost alternatives. However, we cannot yet estimate the compliance costs or business impact of potential national, regional or state greenhouse gas emissions reduction legislation, regulations or initiatives, since such programs and proposals are in the early stages of development.

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

Our operations would be adversely affected if service at our third-party terminals or on the common carrier pipelines used is interrupted.

The products that we sell are transported in either barge, pipeline or in truckload quantities to third-party terminals where we have contracts to temporarily store our products. Any significant interruption in the service of these third-party terminals or on the common carrier pipelines used would adversely affect our ability to obtain product.

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

The impact of hurricanes and other natural disasters could cause disruptions in supply and could also reduce the demand for home heating oil which would have a material adverse effect on our business, financial condition and results of operations.

Hurricanes and other natural disasters may cause disruptions in the supply chains for home heating oil and other products that we sell. Disruptions in supply could have a material adverse effect on our business, financial condition and results of operations, causing an increase in wholesale prices and a decrease in supply. Hurricanes and other natural disasters could also cause disruptions in the power grid. Since home heating oil systems are powered by electricity, our customers will not be able to heat their homes which will reduce our sales.

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

Distributions of available cash by us to unitholders will depend on the amount of cash generated, and distributions may fluctuate based on our performance. The actual amount of cash that is available will depend upon numerous factors, including:

•	profitability of operations,

•	required principal and interest payments on debt or debt prepayments,

•	debt covenants,

•	margin account requirements,

•	cost of acquisitions,

•	issuance of debt and equity securities,

•	fluctuations in working capital,

•	capital expenditures,

•	units repurchased,

•	adjustments in reserves,

•	prevailing economic conditions,

•	financial, business and other factors,

•	increased pension funding requirements,

•	the amount of our net operating loss carry forwards (as subject to any Section 382 limitation and utilization), and

•	the amount of cash taxes we have to pay in Federal, State and local corporate income and franchise taxes.

Our operations are conducted through Petro Holdings, Inc. (a Minnesota corporation that is our indirect wholly owned subsidiary) and its subsidiaries, all of which are corporations subject to federal and state income taxes. At December 31, 2011, our federal Net Operating Loss carryforwards (“NOLs”) were $12.8 million, subject to annual limitations of between $1.0 million and $2.2 million that can be used.

Most of these factors are beyond the control of the general partner. Our Partnership Agreement gives the general partner discretion in establishing reserves for the proper conduct of our business, including acquisitions. These reserves will also affect the amount of cash available for distribution.

Our revolving credit facility and the indenture for our senior notes, both impose certain restrictions on our ability to pay distributions to unitholders. The most restrictive covenant is found in the revolving credit facility. In order to make any distributions to unitholders, we must maintain availability of 17.5% of the maximum facility size and a fixed charge coverage ratio of not less than 1.15, which is based on Adjusted EBITDA, subject to certain exceptions for the period from April 1, 2012 through December 31, 2012. (See Note 10 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings)

Changes in the taxation of dividend income could increase the cash taxes payable by some unitholders

The Partnership’s distributions to its unitholders are generally taxable as dividend income to the extent the distributions made are equal to or less than the taxable earnings and profits of our corporate subsidiary. Until December 31, 2012 dividend income will be taxed to individuals at a Federal rate of 15 percent. Without any additional Federal legislative action, dividend income after that date will be taxed to an individual at that individual’s marginal tax rate (as high as 39.6 percent) and some high income individuals will also be subject to an additional 3.8 percent Medicare contribution tax. This change may result in an effective decrease in the after tax cash flows that some individual unitholders net as a result of owning our units.

Unitholders have in the past and may in the future have to report income for federal income tax purposes on their investment in us without receiving any cash distributions from us.

Star Gas Partners is a master limited partnership. Currently, our main asset and source of income is our 100% ownership interest in Star Acquisitions, Inc. (“Star Acquisitions”), which is the parent company of Petro Holdings, Inc. Our unitholders do not receive any of the tax benefits normally associated with owning units in a publicly traded partnership, as any cash coming from Star Acquisitions to us will generally have been taxed first at a corporate level and then may also be taxable to our unitholders as dividends, reported via annual Forms K-1. We expect that an investor will be allocated taxable income (mostly dividend income from Star Acquisitions, interest income and possibly cancellation of indebtedness income) regardless of whether a cash distribution has been paid. Our unitholders are required to report for federal income tax purposes their allocable share of our income, gains, losses, deductions and credits, regardless of whether we make cash distributions. For example, our unitholders had $23.2 million in dividend income reported on their 2011 K-1’s related to dividends received by us that we used to repurchase units.

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

Subject to the limitations on restricted payments that are contained in the revolving credit facility and in the indenture governing the notes, we are not required to accumulate cash for the purpose of meeting our future obligations to our noteholders. As a result, we do not expect to accumulate significant amounts of cash and anticipate that we will be required to refinance the notes prior to their maturity. Our ability to refinance the notes will depend upon our future results of operation and financial condition as well as developments in the capital markets. Our general partner will determine the future use of our cash resources and has broad discretion in determining such uses and in establishing reserves for such uses, which may include but are not limited to:

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

The notes are structurally subordinated to all indebtedness and other liabilities of our subsidiaries.

The notes are structurally subordinated to all existing and future claims of creditors of our subsidiaries, including the lenders under our revolving credit facility, their trade creditors and all of their possible future creditors. This is because these creditors will have priority as to the assets of our subsidiaries over our claims as a direct or indirect equity holder in our subsidiaries and, thereby, indirect priority over noteholder claims. As a result, upon any distribution to these creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to us or our property, these creditors will be entitled to be paid in full before any payment may be made with respect to the notes. Thereafter, the holders of the notes will participate with our trade creditors and all other holders of our senior indebtedness in the assets remaining, if any. In any of these cases, we may have insufficient funds to pay all of our creditors and noteholders may therefore receive less, ratably, than creditors of our subsidiaries. As of September 30, 2012, the notes ranked structurally junior to $248.0 million of indebtedness and other liabilities of our subsidiaries.

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

We may be unable to repurchase the notes upon a change of control and it may be difficult to determine if a change of control has occurred.

Upon the occurrence of “change of control” as defined in the indenture for the notes, we or a third party will be required to make a change of control offer to repurchase the notes at 101% of their principal amount, plus accrued and unpaid interest. The terms of our indebtedness limit our ability to repurchase the notes in those circumstances. Any of our future debt agreements may contain similar restrictions and provisions. Accordingly, we may be unable to satisfy our obligations to purchase the notes unless we are able to refinance or obtain waivers under our indebtedness. We may not have the financial resources to purchase the notes, particularly if a change of control event triggers a similar repurchase requirement for, or results in the acceleration of, other indebtedness. Our failure to make or consummate a change of control repurchase offer or pay the change of control purchase price when due will give the trustee and the holders of the notes certain default rights as set forth in the indenture.

Our obligations under the revolving credit facility (as of September 30, 2012, no amount was outstanding under the revolving credit facility, $42.8 million of letters of credit were issued and we had availability of $179.2 million) are subject to change of control provisions at least as restrictive as the change of control provisions under the notes. Accordingly, any event which would be a “change of control” under the senior notes would also be a “change of control” under such other indebtedness. We are not restricted from entering into a transaction that would trigger the change of control provisions. If these change of control provisions are triggered, some of the outstanding debt may become due. It is possible that we would not have sufficient funds at the time of any change of control to make the required debt payments or that restrictions in other debt instruments would not permit those payments. In some instances, lenders would have the right to foreclose on our assets if debt payments were not made upon a change of control.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our debt currently has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the notes. Credit ratings are not recommendations to purchase, hold or sell the notes. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of the notes. Any downgrade by either Standard & Poor’s or Moody’s Investors Service would increase the interest rate on our revolving credit facility, decrease earnings and may result in higher borrowing costs.

Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. If any credit rating initially assigned to the notes is subsequently lowered or withdrawn for any reason, noteholders may not be able to resell their notes without a substantial discount.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We provide services to our customers in the United States from Maine to South Carolina from 36 principal operating locations and 68 depots, 31 of which are owned and 73 of which are leased. As of September 30, 2012, we had a fleet of 1,065 truck and transport vehicles, the majority of which were owned and 1,108 service vans, the majority of which were leased. We lease our corporate headquarters in Stamford, Connecticut. Our obligations under our revolving credit facility are secured by liens and mortgages on substantially all of the Partnership’s and subsidiaries’ real and personal property.

ITEM 3.	LEGAL PROCEEDINGS—LITIGATION

We are involved from time to time in litigation incidental to the conduct of our business, but we are not currently a party to any material lawsuit or proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS AND RELATED MATTERS

The common units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “SGU”.

The following tables set forth the high and low closing price ranges for the common units and the cash distribution declared on each unit for the fiscal 2012 and 2011 quarters indicated.

	SGU – Common Unit Price Range				Distributions Declared
	High		Low		per Unit
	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2012	Fiscal Year 2011
Quarter Ended
December 31,	$5.15	$5.65	$4.70	$4.74	$0.0775	$0.0725
March 31,	$4.88	$5.84	$4.09	$5.17	$0.0775	$0.0775
June 30,	$4.19	$5.96	$3.66	$5.33	$0.0775	$0.0775
September 30,	$4.52	$5.39	$4.11	$4.66	$0.0775	$0.0775

As of November 30, 2012, there were approximately 375 holders of record of common units.

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

According to the terms of our Partnership Agreement, minimum quarterly distributions on the common units accrue at the rate of $0.0675 per quarter ($0.27 on an annual basis). The information concerning restrictions on distributions required by Item 5 of this report is incorporated by reference to Note 4: Quarterly Distribution of Available Cash, of the Partnership’s consolidated financial statements.

The revolving credit facility and the indenture for the notes both impose certain restrictions on our ability to pay distributions to unitholders. The most restrictive covenant is found in the Partnership’s revolving credit facility. Under the terms of our revolving credit facility, the Partnership must maintain Availability of $61.3 million, 17.5% of the maximum facility size on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 in order to pay any distributions to unitholders or repurchase common units, subject to certain exceptions for the period from April 1, 2012 through December 31, 2012. (See Note 10 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings).

On October 26, 2012, we declared a quarterly distribution of $0.0775 per unit, or $0.31 per unit on an annualized basis, on all common units in respect of the fourth quarter of fiscal 2012 payable on November 14, 2012 to holders of record on November 5, 2012. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to the holders of common units and 10% to the holders of the General Partner units (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $4.7 million will be paid to the common unit holders, $0.06 million to the General Partner (including $0.03 million of incentive distributions) and $0.03 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Unit Repurchase Plans and Retirement

Plan I—By the third fiscal quarter of 2010, all 7.5 million common units authorized for repurchase in July 2009 by the Board of Directors of the Partnership’s General Partner (“the Board”) were repurchased at an average price paid per unit of $4.04 and were retired. The Partnership’s repurchase activities took into account SEC safe harbor rules and guidance for issuer repurchases.

Plan II—By February 2012, the 7.0 million common units authorized for repurchase in July 2010 and the 250,000 common units authorized in December 2011 by the Board were repurchased at an average price paid per unit of $4.94 and were retired. The Partnership’s repurchase activities took into account SEC safe harbor rules and guidance for issuer repurchases.

Plan III—In July 2012, the Board authorized the repurchase of up to 3.0 million of the Partnership’s common units. The authorized common unit repurchases may be made from time-to-time in the open market, in privately negotiated transactions or in such other manner deemed appropriate by management. There is no guarantee of the exact number of units that will be purchased under the program and the Partnership may discontinue purchases at any time. The program does not have a time limit. The Partnership’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the common units purchased in the repurchase program will be retired.

(in thousands, except per unit amounts)

Period	Total Number of Units Purchased as Part of a Publicly Announced Plan or Program	Average Price Paid per Unit (a)	Maximum Number of Units that May Yet Be Purchased Under the Program
Plan II — Number of units authorized			7,250
Plan II — Fiscal year 2010 total	1,197	$4.44	6,053

Plan II — Fiscal year 2011 total (b)	2,108	$5.19	3,945

Plan II — First quarter fiscal year 2012 total (c)	2,448	$5.17	1,497

Plan II — Second quarter fiscal year 2012 total	1,497	$4.62	—

Plan II — Fiscal year 2012 total	3,945	$4.96	—

Plan II — Total number of units repurchased	7,250	$4.94	—

Plan III — Number of units authorized (d)			3,000
Plan III — July 2012	—	$—	3,000
Plan III — August 2012	4	$4.26	2,996
Plan III — September 2012	18	$4.25	2,978

Plan III — Fourth quarter fiscal year 2012 total	22	$4.26	2,978

Plan III — Fiscal year 2012 total	22	$4.26	2,978

Plan III — October 2012	39	$4.28	2,939
Plan III — November 2012	645	$4.20	2,294

(a)	Amounts include repurchase costs.
(b)	Fiscal year 2011 common unit repurchases include 1.5 million common units acquired in a private sale.
(c)	December 2011 common unit repurchases include 1.75 million common units acquired in a private sale.
(d)	In July 2012, the Board authorized 3.0 million common units for repurchase.

ITEM 6.	SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

The selected financial data as of September 30, 2012 and 2011, and for the years ended September 30, 2012, 2011 and 2010 is derived from the financial statements of the Partnership included elsewhere in this Report. The selected financial data as of September 30, 2010, 2009 and 2008 and for the years ended September 30, 2009 and 2008 is derived from financial statements of the Partnership not included in this Report. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Years Ended September 30,
(in thousands, except per unit data)	2012	2011	2010	2009	2008
Statement of Operations Data:
Sales	$1,497,588	$1,591,310	$1,212,776	$1,206,813	$1,543,093
Costs and expenses:
Cost of sales	1,199,811	1,237,341	904,047	875,755	1,257,592
(Increase) decrease in the fair value of derivative instruments	(8,549)	2,567	(5,622)	(13,690)	25,467
Delivery and branch expenses	217,376	250,762	218,625	224,478	213,902
Depreciation and amortization expenses	16,395	17,884	15,745	19,406	26,784
General and administrative expenses	18,689	20,709	21,397	20,742	16,043

Operating income	53,866	62,047	58,584	80,122	3,305

Interest expense, net	9,667	10,840	10,820	13,637	13,808
Amortization of debt issuance costs	1,634	2,440	2,680	2,750	2,339
(Gain) loss on redemption of debt	—	1,700	1,132	(9,706)	—

Income (loss) before income taxes	42,565	47,067	43,952	73,441	(12,842)
Income tax expense (benefit)	16,576	22,723	15,632	(57,597)	566

Net income (loss)	$25,989	$24,344	$28,320	$131,038	$(13,408)

Weighted average number of limited partner units:
Basic and diluted	61,931	66,822	70,019	75,738	75,774

	Fiscal Years Ended September 30,
(in thousands, except per unit data)	2012	2011	2010	2009	2008
Per Unit Data:
Basic and diluted net income (loss) per unit (a)	$0.40	$0.35	$0.38	$1.43	$(0.18)
Cash distribution declared per common unit	$0.310	$0.305	$0.2850	$0.2025	$—
Balance Sheet Data (end of period):
Current assets (b)	$301,519	$303,775	$251,051	$380,380	$351,382
Total assets (b)	$639,347	$630,487	$586,696	$667,608	$612,516
Long-term debt	$124,357	$124,263	$82,770	$133,112	$173,752
Partners’ Capital	$260,145	$272,633	$279,911	$306,334	$199,977
Summary Cash Flow Data:
Net cash provided by operating activities	$105,828	$39,402	$44,429	$78,455	$71,555
Net cash used in investing activities	$(44,517)	$(15,928)	$(73,956)	$(7,568)	$(5,488)
Net cash provided by (used in) financing activities	$(40,009)	$2,253	$(104,571)	$(54,535)	$(145)
Other Data:
Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization (EBITDA) (c)	$70,261	$78,231	$73,197	$109,234	$30,089
Adjusted EBITDA (c)	$61,712	$82,498	$68,707	$85,838	$55,556
Retail home heating oil and propane gallons sold	277,204	355,569	310,323	351,630	353,200
Temperatures (warmer) colder than normal (d)	(21.7%)	(0.4%)	(7.9%)	1.3%	(6.2%)

(a)	Income (loss) from continuing operations per unit is computed by dividing the limited partners’ interest in income (loss) from continuing operations by the weighted average number of limited partner units outstanding. Net income (loss) per unit is computed by dividing the limited partners’ interest in net income (loss) by the weighted average number of limited partner units outstanding.
(b)	Current assets and total assets have been revised from their previous presentation to present certain insurance related assets and liabilities on a gross rather than net basis. Management has determined these revisions to be immaterial, and has reflected the gross amounts in the line items of the Partnership’s balance sheet prepaid expenses and other current assets, total current assets, total assets, accrued expenses and other current liabilities, total current liabilities and total liabilities and partner’s capital. See note 3. Summary of Significant Accounting Policies - Immaterial Balance Sheet Reclassification and Revision, of the condensed consolidated financial statements.

(c)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

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

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital requirements;

•	EBITDA and Adjusted EBITDA do not reflect the cash necessary to make payments of interest or principal on our indebtedness; and

•	EBITDA and Adjusted EBITDA do not reflect the cash required to pay taxes.

EBITDA and Adjusted EBITDA are calculated for the fiscal years ended September 30 as follows:

(in thousands)	2012	2011	2010	2009	2008
Net income (loss)	$25,989	$24,344	$28,320	$131,038	$(13,408)
Plus:
Income tax expense (benefit)	16,576	22,723	15,632	(57,597)	566
Amortization of debt issuance cost	1,634	2,440	2,680	2,750	2,339
Interest expense, net	9,667	10,840	10,820	13,637	13,808
Depreciation and amortization	16,395	17,884	15,745	19,406	26,784

EBITDA from continuing operations	70,261	78,231	73,197	109,234	30,089
(Increase)/decrease in the fair value of derivative instruments	(8,549)	2,567	(5,622)	(13,690)	25,467
(Gain) loss on redemption of debt	—	1,700	1,132	(9,706)	—

Adjusted EBITDA	61,712	82,498	68,707	85,838	55,556

Add/(subtract)
Income tax (expense) benefit	(16,576)	(22,723)	(15,632)	57,597	(566)
Interest expense, net	(9,667)	(10,840)	(10,820)	(13,637)	(13,808)
Provision for losses on accounts receivable	6,017	10,388	5,279	10,310	11,961
(Increase) decrease in accounts receivables	5,804	(31,593)	(4,570)	26,657	(28,002)
(Increase) decrease in inventories	34,335	(13,189)	(2,012)	(17,747)	41,368
Increase (decrease) in customer credit balances	11,952	(1,776)	(9,250)	(11,964)	13,390
Change in deferred taxes	12,913	15,831	13,331	(61,355)	—
Change in other operating assets and liabilities	(662)	10,806	(604)	2,756	(8,344)

Net cash provided by operating activities	$105,828	$39,402	$44,429	$78,455	$71,555

Net cash used in investing activities	$(44,517)	$(15,928)	$(73,956)	$(7,568)	$(5,488)

Net cash provided by (used in) financing activities	$(40,009)	$2,253	$(104,571)	$(54,535)	$(145)

(d)	Temperatures (warmer) colder than normal are for those locations where the Partnership had existing operations, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a degree day basis) as reported by the National Oceanic and Atmospheric Administration (“NOAA”).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on our financial performance, the price and supply of the products that we sell, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, general economic conditions and new technology. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth under the heading “Risk Factors” and “Business Strategy.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

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

Every ten years, the National Oceanic and Atmospheric Administration (“NOAA”) computes and publishes average meteorological quantities, including the average temperature for the last 30 years by geographical location, and the corresponding degree days. The latest and most widely used data covers the years from 1981 to 2010. Our calculations of normal weather is based on these published 30 year averages for heating degree days, weighted by volume for the locations where we have existing operations.

Home Heating Oil Price Volatility

In recent years, the wholesale price of home heating oil has been extremely volatile, resulting in increased consumer price sensitivity to heating costs and increased gross customer losses. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces. The price of home heating oil is closely linked to the price refiners pay for crude oil, which is the principal cost component of home heating oil. The volatility in the wholesale cost of home heating oil, as measured by the New York Mercantile Exchange (“NYMEX”) price per gallon for the fiscal years ended September 30, 2008 through 2012, on a quarterly basis, is illustrated in the following chart:

	Fiscal 2012		Fiscal 2011		Fiscal 2010		Fiscal 2009		Fiscal 2008
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$2.72	$3.17	$2.19	$2.54	$1.78	$2.12	$1.20	$2.85	$2.16	$2.71
March 31	2.99	3.32	2.49	3.09	1.89	2.20	1.13	1.63	2.42	3.15
June 30	2.53	3.25	2.75	3.32	1.87	2.35	1.31	1.86	2.88	3.97
September 30	2.68	3.24	2.77	3.13	1.92	2.24	1.50	1.96	2.72	4.11

Impact on Liquidity of Wholesale Product Cost Volatility

Our liquidity is adversely impacted in times of increasing wholesale product costs, as we must use more cash to fund our hedging requirements and a portion of the increased levels of accounts receivable and inventory. Our liquidity is also adversely impacted at times by sudden and sharp decreases in wholesale product costs due to the increased margin requirements for futures contracts and collateral requirements for options and swaps that we use to manage market risks.

Impact of Warm Weather on Operating Results; Weather Hedge Contract—Fiscal Year 2012

Weather conditions have a significant impact on the demand for home heating oil and propane because our customers depend on these products principally for heating purposes. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. Over the last 30 years, the variation in temperatures based on heating degree days in our geographic areas of operations for the six month period ended March 31 (the heating season), have ranged from 21.3% warmer than normal to 8.5% colder than normal. The period from October 1, 2011 through March 31, 2012 was the warmest during the past 30 years, while the period from October 1, 2010 through March 31, 2011 was the eighth coldest. In addition, the six months ended March 31, 2012 was the warmest heating season in the past 112 years in the New York City metropolitan area, which is an important area of operations for us. To partially mitigate the adverse effect of warm weather on our cash flows, we have used weather hedging contracts for a number of years. For the fiscal 2012 heating season, we entered into a weather hedge contract under which we were entitled to receive a payment of $35,000 per heating degree-day shortfall, when the total number of heating degree-days in the period covered less than 92.5% of the ten year average (the “Payment Threshold”). The hedge covered the period from November 1, 2011 through March 31, 2012, taken as a whole, and had a maximum payout of $12.5 million which was collected in April 2012.

Because of the adverse impact of warm weather even with the benefit of the weather hedge contract, the Partnership’s fixed charge coverage ratio for the twelve months ended March 31, 2012 was 1.14 versus the 1.15 required under our revolving credit facility for payments of distributions. As a result, in April 2012, we entered into an amendment to our revolving credit facility that permits us to continue paying distributions to our unitholders for the period from April 1, 2012 through December 31, 2012, provided that our Availability (borrowing base less amounts borrowed and letters of credit issued) is in excess of $50.0 million and provided that distributions made during such period do not exceed $0.2325 per Common Unit. During this period, the Partnership is not required to meet the fixed charge coverage test to pay distributions but is required to meet the fixed charge coverage test of 1.15 to repurchase units in addition to having Availability of $61.3 million. In order to pay distributions subsequent to December 31, 2012, the Partnership must maintain Availability of $61.3 million, 17.5% of the maximum facility size on a historical pro forma and forward looking basis, and have a fixed charge coverage ratio of 1.15. Given the adverse impact of the warmer winter weather on our fiscal 2012 operating results, it may be more difficult for the Partnership to raise capital on attractive economic terms, which could limit the ability of the Partnership to fully implement its business plans until the resumption of more normal weather conditions and operating results. For the twelve months ended September 30, 2012, the fixed charge coverage ratio was in excess of 1.15.

Weather Hedge Contract—Fiscal Years 2013, 2014 and 2015

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

Derivatives

FASB ASC 815-10-05 Derivatives and Hedging, requires that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective, as defined under this guidance, changes in fair value are recognized in other comprehensive income until the forecasted hedged item is recognized in earnings. We have elected not to designate our derivative instruments as hedging instruments under this guidance, and as a result, the changes in fair value of the derivative instruments are recognized in our statement of operations. Therefore, we experience volatility in earnings as outstanding derivative instruments are marked to market and non-cash gains and losses are recorded prior to the sale of the commodity to the customer. The volatility in any given period related to unrealized non-cash gains or losses on derivative instruments can be significant to our overall results. However, we ultimately expect those gains and losses to be offset by the cost of product when purchased.

New York State Ultra Low Sulfur Fuel Oil Regulation

On July 1, 2012, new regulations went into effect in New York State (an important area of operations for us) that require the use of ultra low sulfur home heating oil, which is essentially ultra low sulfur diesel fuel with a dye additive. From July 1 through November 30, 2012, the additional cost of ultra low sulfur home heating oil versus high sulfur home heating oil in New York ranged from between $0.06 and $0.23 cents per gallon. The NYMEX will continue to trade only the high sulfur home heating oil hedge contract through April 2013. After April 2013 the NYMEX contract specification will be the same as in the New York mandate. This means there will be a nine month period, from July 2012 through March 2013, when the Partnership will need to purchase and sell ultra low sulfur home heating oil for its New York State customers while this contract is not directly available on the NYMEX. Furthermore, due to the change in the specifications of the NYMEX home heating oil contract in April 2013, the Partnership will have a similar mis-match from April 2013 forward in its ability to hedge high sulfur home heating oil requirements for purchases and sales in states other than New York.

We believe that these new requirements in New York creating the hedging pricing mis-matches previously described along with any volatility in that pricing difference, will increase the potential complexity, costs and risks inherent in hedging the Partnership’s physical inventory and in its sales to its price-protected customers.

Income Taxes

Net Operating Loss Carry Forwards

As of December 31, 2011, we estimate that our Federal Net Operating Loss carryforwards (“NOLs”) were $12.8 million, subject to annual limitations of between $1.0 million and $2.2 million on the amount of such losses that can be used.

Book Versus Tax Deductions

The amount of cash flow that we generate in any given year depends upon a variety of factors including the amount of cash income taxes that our corporate subsidiaries are required to pay. The amount of depreciation and amortization that we deduct for book (i.e., financial reporting) purposes will differ from the amount that our subsidiaries can deduct for tax purposes. The table below compares the estimated depreciation and amortization for book purposes to the amount that our subsidiaries expect to deduct for tax purposes based on currently owned assets. Our subsidiaries file their tax returns based on a calendar year. The amounts below are based on our September 30, fiscal year.

Estimated Depreciation and Amortization Expense

(in thousands) Fiscal Year	Book	Tax
2012	$18,029	$34,866
2013	18,732	32,575
2014	17,156	27,517
2015	15,653	23,780
2016	13,669	18,184
2017	11,658	11,110

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

Storm Sandy—Fiscal Year 2013 Event

On October 29, 2012, storm Sandy made landfall in our service area, resulting in widespread power outages for a number of our customers. Certain third-party terminals at which we purchase and store liquid product were closed for a short period due to damage sustained from the storm or by the loss of power. During the period subsequent to storm Sandy, our operations and systems functioned without any meaningful disruptions.

Deliveries of home heating oil and propane were less than expected for certain of our customers who were without power for the approximate two week period subsequent to storm Sandy. However, our sales of diesel fuel for the weeks after the storm have increased and we have also experienced an increase in service and installation billing as well as the related costs to provide these services. We are continuing to assess the impact of storm Sandy on our operating results and expect to provide further information when we report our results of operations for the fiscal quarter ended December 31, 2012.

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

Customer Attrition

We measure net customer attrition on an ongoing basis for our full service residential and commercial home heating oil and propane customers. Since October 1, 2010, we have included propane customers in this calculation as several of our acquisitions since that date have included propane operations. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customers that are obtained through marketing efforts or lost at newly acquired businesses are included in these calculations. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis. Gross customer losses are the result of a number of factors, including price competition, move-outs, credit losses and conversion to natural gas. When a customer moves out of an existing home, we count the “move out” as a loss and, if we are successful in signing up the new homeowner, the “move in” is treated as a gain.

Gross customer gains and gross customer losses

	Fiscal Year Ended September 30,
	2012			2011			2010 (a)
	Gross Customer		Net	Gross Customer		Net	Gross Customer		Net
	Gains	Losses	Attrition	Gains	Losses	Attrition	Gains	Losses	Attrition
First Quarter	25,700	26,600	(900)	21,900	24,100	(2,200)	19,000	21,600	(2,600)
Second Quarter	11,500	19,700	(8,200)	11,800	17,200	(5,400)	11,000	14,200	(3,200)
Third Quarter	7,000	13,700	(6,700)	6,000	11,400	(5,400)	5,300	12,600	(7,300)
Fourth Quarter	13,000	18,200	(5,200)	15,300	17,100	(1,800)	10,100	16,800	(6,700)

Total	57,200	78,200	(21,000)	55,000	69,800	(14,800)	45,400	65,200	(19,800)

Net customer attrition as a percentage of the home heating oil and propane customer base

	Fiscal Year Ended September 30,
	2012			2011			2010 (a)
	Gross Customer		Net	Gross Customer		Net	Gross Customer		Net
	Gains	Losses	Attrition	Gains	Losses	Attrition	Gains	Losses	Attrition
First Quarter	6.2%	6.4%	(0.2%)	5.3%	5.8%	(0.5%)	4.8%	5.5%	(0.7%)
Second Quarter	2.7%	4.7%	(2.0%)	2.8%	4.1%	(1.3%)	2.8%	3.6%	(0.8%)
Third Quarter	1.5%	3.1%	(1.6%)	1.5%	2.8%	(1.3%)	1.4%	3.2%	(1.8%)
Fourth Quarter	3.0%	4.1%	(1.1%)	3.6%	4.0%	(0.4%)	2.6%	4.3%	(1.7%)

Total	13.4%	18.3%	(4.9%)	13.2%	16.7%	(3.5%)	11.6%	16.6%	(5.0%)

(a)	Prior to October 1, 2010, we measured only home heating oil net customer attrition.

During fiscal 2012, gross customer gains increased by 2,200 accounts over fiscal 2011, while gross customer losses increased by 8,400 accounts. The increase in gross customer losses was due largely to conversions to natural gas, customers moving out of existing homes, price competition and credit issues.

During fiscal 2012, we lost 2.0% of our home heating oil accounts to natural gas versus losses of 1.5% for fiscal 2011, 1.1% for fiscal 2010 and 1.5% for fiscal 2009. Conversions to natural gas have recently increased and we believe they may continue to do so as natural gas has become significantly less expensive than home heating oil on an equivalent BTU basis.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Annual Report.

Fiscal Year Ended September 30, 2012

Compared to the Fiscal Year Ended September 30, 2011

Volume

For fiscal 2012, retail volume of home heating oil and propane decreased by 78.4 million gallons, or 22.0%, to 277.2 million gallons, compared to 355.6 million gallons for fiscal 2011. For those locations where the Partnership had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for fiscal 2012 were 21.4% warmer than fiscal 2011 and 21.7% warmer than normal, as reported by the National Oceanic and Atmospheric Administration (“NOAA”). In the New York City Metropolitan Area, which is an important area of operations for us, fiscal 2012 was the warmest period in the last 112 years and was 3.7% warmer than the next warmest comparable period. For fiscal 2012, net customer attrition for the base business was 5.4%. Due to various reasons including the significant increase in the price per gallon of home heating oil and propane over the last several years, we believe that some of our customers are adopting conservation measures to use less of such products. The impact of any such conservation, along with any period-to-period differences in delivery scheduling, equipment efficiency and other volume variances not otherwise described, are included in the chart under the heading “Other.” We believe the unseasonably warm weather for fiscal 2012 generally magnified the conditions and opportunities for conservation. The timing of accounts added or lost during the fiscal year could also impact the fiscal year comparison. An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume—Fiscal 2011	355.6
Acquisitions	14.3
Impact of warmer temperatures	(67.8)
Net customer attrition	(21.3)
Other	(3.6)

Change	(78.4)

Volume—Fiscal 2012	277.2

Volume of other petroleum products increased by 10.1 million gallons, or 23.4%, to 53.2 million gallons for fiscal 2012, compared to 43.1 million gallons for fiscal 2011, as the additional volume from acquisitions was partially offset by a decline in the base business primarily due to the warmer temperatures.

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial customers for fiscal 2012, compared to fiscal 2011:

	Fiscal Year
Customers	2012	2011
Residential Variable	42.5%	43.6%
Residential Price-Protected	44.3%	43.7%
Commercial/Industrial	13.2%	12.7%

Total	100.0%	100.0%

Product Sales

For fiscal 2012, product sales decreased $0.1 billion, or 7.0%, to $1.3 billion, compared to $1.4 billion for fiscal 2011, as the decline in total volume of 17.1% exceeded the impact of higher product selling prices. Selling prices increased in response to higher wholesale product costs of $0.4465 per gallon.

Installation and Service Sales

For fiscal 2012, installation and service sales increased $3.8 million, or 1.9%, to $202.2 million, compared to $198.4 million for fiscal 2011, as the additional revenue from acquisitions of $9.3 million was partially offset by a decline in the base business of $5.5 million, largely due to net customer attrition.

Cost of Product

For fiscal 2012, cost of product decreased $33.7 million, or 3.2%, to $1.024 billion, compared to $1.058 billion for fiscal 2011, as the reduction in total volume of 17.1% more than offset the impact of higher per gallon wholesale product costs of $0.4465, or 16.8%.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for fiscal 2012 increased by $0.0180 per gallon, or 2.0%, to $0.9302 per gallon, from $0.9122 per gallon during fiscal 2011. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Fiscal Year Ended
	September 30, 2012		September 30, 2011
	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Home Heating Oil and Propane
Volume	277.2		355.6

Sales	$1,115.6	$4.0246	$1,258.0	$3.5379
Cost	$857.8	$3.0944	$933.6	$2.6257

Gross Profit	$257.9	$0.9302	$324.4	$0.9122

	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Other Petroleum Products
Volume	53.2		43.1

Sales	$179.8	$3.3822	$134.9	$3.1314
Cost	$166.3	$3.1285	$124.2	$2.8821

Gross Profit	$13.5	$0.2537	$10.7	$0.2493

	Amount (in millions)		Amount (in millions)
Total Product
Sales	$1,295.4		$1,392.9
Cost	$1,024.1		$1,057.8

Gross Profit	$271.4		$335.1

For fiscal 2012, total product gross profit decreased by $63.7 million to $271.4 million, compared to $335.1 million for fiscal 2011, as the impact of higher home heating oil and propane margins ($5.0 million) and the additional gross profit from other petroleum products ($2.8 million) was more than offset by a reduction in gross profit resulting from lower home heating oil and propane volume ($71.5 million). Product cost increased by $0.4465 per gallon, or 16.8% in fiscal 2012 versus fiscal 2011. If wholesale product costs continue to escalate, our ability to maintain and/or expand margins may be diminished and our profitability may be adversely impacted.

Cost of Installations and Service

For fiscal 2012, cost of installation and service decreased by $3.8 million, or 2.1%, to $175.7 million, compared to $179.6 million for fiscal 2011, as a $7.8 million increase due to fiscal 2012 and fiscal 2011 acquisitions was more than offset by a $11.6 million reduction in service costs and installation costs in our base business. Net customer attrition, the impact of 21.4 % warmer weather and the Partnership’s efforts at reducing operating costs were the principal causes of this change.

Installation costs for fiscal 2012 increased by $1.0 million, or 1.7%, to $60.8 million, compared to $59.8 million in installation costs for fiscal 2011. Installation costs as a percentage of installation sales for fiscal 2012 and fiscal 2011 were 84.6% and 85.0%, respectively. Service expenses declined to $115.0 million for fiscal 2012, or 88.2%, of service sales, versus $119.8 million, or 93.5% of service sales for fiscal 2011. We achieved a combined profit from service and installation of $26.5 million for fiscal 2012, compared to a combined profit of $18.9 million for fiscal 2011 primarily due to a reduction in service expenses in the base business. Management views the service and installation department on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During fiscal 2012, the change in the fair value of derivative instruments resulted in a $8.5 million credit due to the expiration of certain hedged positions (a $7.4 million credit) and an increase in the market value for unexpired hedges (a $1.1 million credit).

During fiscal 2011, the change in the fair value of derivative instruments resulted in a $2.6 million charge due to the expiration of certain hedged positions (a $4.9 million credit) and a decrease in market value for unexpired hedges (a $7.5 million charge).

Delivery and Branch Expenses

For fiscal 2012, delivery and branch expenses decreased $33.4 million, or 13.3%, to $217.4 million, compared to $250.8 million for fiscal 2011, as the additional expense from acquisitions of $12.9 million was more than offset by a $12.5 million credit recorded under the Partnership’s weather hedge contract along with lower delivery and branch expenses of $33.8 million related to the decline in home heating oil and propane volume in the base business, lower insurance expense and lower bad debt expense. In addition, in response to the warmer weather in the fiscal 2012 heating season, management has reduced expenses wherever possible.

On a cents per gallon basis (excluding the credit recorded under the Partnership’s weather hedge contract), delivery and branch expenses for fiscal 2012 increased $0.1241, or 17.6%, to $0.8293, compared to $0.7052 for fiscal 2011 due to the fixed nature of certain operating expenses, which could not be reduced in the near term to match the weather-related decline in home heating oil and propane volume. In addition, certain costs such as vehicle fuels and credit card processing fees rose on a per gallon basis due to the increase in cost of home heating oil and petroleum products.

Depreciation and Amortization

For fiscal 2012, depreciation and amortization expenses decreased by $1.5 million, or 8.3% to $16.4 million, compared to $17.9 million for fiscal 2011.

Depreciation expense was higher by $0.8 million due to an increase of $1.2 million from fiscal 2011 and fiscal 2012 acquisitions. The increase was partially offset by a decrease of $0.4 million related to fleet assets which became fully depreciated in fiscal 2011 and fiscal 2012. Amortization expense relating to fiscal 2001 and 2004 acquisitions with lives of ten years or seven years, decreased by $4.4 million, as they became fully amortized in fiscal 2012. This decline was partially offset by an increase of $2.1 million relating to fiscal 2012 and 2011 acquisitions of customer lists with seven and ten year lives and trade names acquired with twenty year lives.

General and Administrative Expenses

For fiscal 2012, general and administrative expenses decreased $2.0 million, or 9.8%, to $18.7 million, from $20.7 million for fiscal 2011, as an increase in expenses related to the Partnership’s acquisition program of $0.4 million was more than offset by a decline in profit sharing expense of $1.6 million.

The Partnership accrues approximately 6% of adjusted EBITDA as defined in the profit sharing plan for distribution to its employees, and this amount is payable when the Partnership achieves adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in adjusted EBITDA.

Interest Expense

For fiscal 2012, interest expense decreased by $1.6 million, or 10.2%, to $14.1 million, compared to $15.7 million during fiscal 2011 largely due to lower bank fees of $1.0 million resulting from lower rates on letters of credit and lower unused commitment fees. Average long-term debt decreased by $2.7 million, and the weighted average long-term borrowing rate decreased from 9.1% to 8.9%, which resulted in a decrease in interest expense of $0.5 million. In November 2010, the Partnership issued $125 million of 8.875% Senior Notes due 2017 and, in December 2010, repaid $82.5 million of 10.25% Senior Notes due 2013. During fiscal 2012, the Partnership borrowed an average of $16.3 million under its revolving credit facility, $0.9 million higher than fiscal 2011, but interest expense decreased $0.1 million as the interest rate on these borrowings declined from 4.3% to 3.2%.

Interest Income

For fiscal 2012, interest income decreased $0.5 million to $4.4 million, compared to $4.9 million for fiscal 2011, due to lower finance charge income resulting from lower past due accounts receivable balances.

Amortization of Debt Issuance Costs

For fiscal 2012, amortization of debt issuance costs decreased by $0.8 million to $1.6 million, compared to $2.4 million in fiscal 2011. This reduction was due to an increase in the number of years over which such costs are being amortized due to the extension in June 2011 of the Partnership’s revolving credit facility termination date from July 2012 to June 2016.

Loss on Redemption of Debt

In November 2010, the Partnership issued $125.0 million of Senior Notes due 2017. The Notes accrue interest at a rate of 8.875% and were priced at 99.350% for total gross proceeds of $124.2 million. A portion of the proceeds were used to redeem all of the remaining $82.5 million in face value of our 10.25% Senior Notes due 2013, at an average price of $101.70 per $100 of principal plus accrued interest, with the remainder used for general Partnership purposes. The Partnership recorded a loss of $1.7 million for this transaction in fiscal 2011. There was no similar transaction in fiscal 2012.

Income Tax Expense

For fiscal 2012, income tax expense decreased by $6.1 million to $16.6 million from $22.7 million for fiscal 2011 primarily due to a decline in pretax income of $4.5 million and the recognition in 2012 of previously unrecognized tax benefits. The Partnership’s effective tax rate was 38.9% for fiscal 2012, less than the rate of 48.3% for fiscal 2011, primarily due to the recognition in June 2012 of the aforementioned tax benefits and the $2.7 million reduction in expenses at the partnership level in 2012 compared to 2011 that are not deductible on our corporate tax returns.

Net Income

For fiscal 2012, net income increased $1.7 million to $26.0 million, from $24.3 million for fiscal 2011, as the decrease in pretax income of $4.5 million was less than the decrease in income tax expense of $6.1 million.

Adjusted EBITDA

For fiscal 2012, Adjusted EBITDA decreased by $20.8 million, or 25.2%, to $61.7 million as the impact of 21.4% warmer temperatures, net customer attrition and other reductions in home heating oil and propane volume more than offset an increase in Adjusted EBITDA provided by fiscal 2012 and 2011 acquisitions, an increase in home heating oil and propane per gallon gross profit margins, $12.5 million recorded under the Partnership’s weather hedge contract and lower operating expenses.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Fiscal Year Ended September 30,
(in thousands)	2012	2011
Net income	$25,989	$24,344
Plus:
Income tax expense	16,576	22,723
Amortization of debt issuance cost	1,634	2,440
Interest expense, net	9,667	10,840
Depreciation and amortization	16,395	17,884

EBITDA(a)	70,261	78,231
(Increase) / decrease in the fair value of derivative instruments	(8,549)	2,567
Loss on redemption of debt	—	1,700

Adjusted EBITDA(a)	61,712	82,498

Add / (subtract)
Income tax expense	(16,576)	(22,723)
Interest expense, net	(9,667)	(10,840)
Provision for losses on accounts receivable	6,017	10,388
(Increase) decrease in accounts receivables	5,804	(31,593)
(Increase) decrease in inventories	34,335	(13,189)
Increase (decrease) in customer credit balances	11,952	(1,776)
Change in deferred taxes	12,913	15,831
Change in other operating assets and liabilities	(662)	10,806

Net cash provided by operating activities	$105,828	$39,402

Net cash used in investing activities	$(44,517)	$(15,928)

Net cash provided by (used in) financing activities	$(40,009)	$2,253

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

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

•	EBITDA and Adjusted EBITDA do not reflect our cash used for capital expenditures.

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

Fiscal Year Ended September 30, 2011

Compared to the Fiscal Year Ended September 30, 2010

Volume

For fiscal 2011, retail volume of home heating oil and propane increased by 45.3 million gallons, or 14.6%, to 355.6 million gallons, as compared to 310.3 million gallons for fiscal 2010. Volume of other petroleum products increased by 6.3 million gallons, or 16.9%, to 43.1 million gallons for fiscal 2011, as compared to 36.8 million gallons for fiscal 2010, due to the additional volume from acquisitions. For those locations that the Partnership operated in both periods, which we sometimes refer to as the “base business” (i.e. excluding acquisitions), temperatures measured on a heating degree day basis, in our geographic areas of operations for fiscal 2011 were 8.6% colder than fiscal 2010 and 0.4% warmer than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). For fiscal 2011, net customer attrition for the base business was 3.8%. In addition, due to the significant increase in the price per gallon of home heating oil over the last several years, we believe that customers are using less home heating oil given similar temperatures when compared to prior periods. The timing of accounts added or lost could also impact the fiscal year comparison. An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume—Fiscal 2010	310.3
Acquisitions	39.7
Impact of colder temperatures	25.0
Net customer attrition—Residential	(11.7)
Decline in Commercial / BID / COD	(4.8)
Other	(2.9)

Change	45.3
Volume—Fiscal 2011	355.6

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial customers for fiscal 2011, compared to fiscal 2010:

	Fiscal Year
Customers	2011	2010
Residential Variable	43.6%	42.0%
Residential Price-Protected	43.7%	44.2%
Commercial/Industrial	12.7%	13.8%

Total	100.0%	100.0%

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

Gross Profit Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for fiscal 2011 decreased by $0.0042 per gallon, or 0.5%, to $0.9122 per gallon, from $0.9164 per gallon in fiscal 2010. Our fiscal 2010 and fiscal 2011 acquisitions have typically had a different per gallon gross profit margin profile and operating cost structure than our base business. The per gallon margins from our recent acquisitions were lower than the base business. Excluding acquisitions, home heating oil and propane margins rose by $0.0044 per gallon, or 0.5% versus the prior-year period. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Fiscal Year Ended
	September 30, 2011		September 30, 2010
	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Home Heating Oil and Propane
Volume	355.6		310.3

Sales	$1,258.0	$3.5379	$940.4	$3.0303
Cost	$933.6	$2.6257	$656.0	$2.1139

Gross Profit	$324.4	$0.9122	$284.4	$0.9164

	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Other Petroleum Products
Volume	43.1		36.8

Sales	$134.9	$3.1314	$88.0	$2.3887
Cost	$124.2	$2.8821	$78.6	$2.1336

Gross Profit	$10.7	$0.2493	$9.4	$0.2552

	Amount (in millions)		Amount (in millions)
Total Product
Sales	$1,392.9		$1,028.4
Cost	$1,057.8		$734.6

Gross Profit	$335.1		$293.8

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

During fiscal 2010, the change in the fair value of derivative instruments resulted in a $5.6 million credit due to the expiration of certain hedged positions (a $9.2 million credit) and a decrease in market value for unexpired hedges (a $3.5 million charge).

Delivery and Branch Expenses

For fiscal 2011, delivery and branch expenses increased $32.1 million, or 14.7%, to $250.8 million, compared to $218.6 million for fiscal 2010. Acquisitions accounted for $20.0 million of the higher delivery and branch expenses. In the base business, delivery and branch expenses increased by $12.0 million due to higher delivery expenses of $3.2 million associated with the increase in volume and the numerous snow storms experienced during fiscal 2011 along with an increase in bad debt expense and credit card fees of $5.3 million associated with the rise in sales. The Partnership increased its reserve rate for doubtful accounts for fiscal 2011, compared to fiscal 2010, in response to an 11 day increase in the days sales outstanding, increased volume due to colder temperatures and higher selling prices. Insurance claims expense also rose by $3.3 million due to an increase in reserves for prior year claims and higher current year claim expense resulting from the extreme winter weather.

Depreciation and Amortization

For fiscal 2011, depreciation and amortization expenses were $17.9 million, compared to $15.7 million for fiscal 2010.

Depreciation expense was higher by $1.4 million due primarily to the property and equipment acquired in connection with the fiscal 2011 and fiscal 2010 business acquisitions. Amortization expense was higher by $0.8 million as the additional amortization expense from the fiscal 2011 and 2010 acquisitions of $4.5 million was partially offset by a decline in amortization expense attributable to customer lists acquired in fiscal 2001, 2003 and 2004 with either a 7 or 10 year life that became fully amortized in fiscal 2010 and fiscal 2011.

General and Administrative Expenses

For fiscal 2011, general and administrative expenses decreased by $0.7 million to $20.7 million from $21.4 million for fiscal 2010. Lower acquisition related expenses of $0.3 million and lower pension expense relating to the Partnership’s frozen defined benefit pension plan of $0.8 million were offset by an increase in profit sharing expense of $0.7 million. Pension expense declined as a higher base of pension assets resulted in a higher assumed return in 2011, compared to 2010, and profit sharing expense increased largely due to an increase in Adjusted EBITDA.

The Partnership accrues approximately 6% of adjusted EBITDA as defined in its profit sharing plan for distribution to its employees, which amount is payable when the Partnership achieves actual adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in adjusted EBITDA.

Interest Expense

For fiscal 2011, interest expense increased by $1.4 million, or 9.7%, to $15.7 million, compared to $14.3 million in fiscal 2010. This reflects an increase in average long-term debt of $25.7 million and a decrease in the weighted average long-term borrowing rate from 10.25% to 9.07%, which resulted in an increase in interest expense of $1.1 million. In November 2010, the Partnership issued $125 million of 8.875% Senior Notes due 2017 and repaid $82.5 million of 10.25% Senior Notes due 2013.

In addition, during fiscal 2011, the Partnership borrowed an average of $15.4 million under its revolving credit facility, or $11.8 million higher than fiscal 2010, which drove an increase in interest expense of $0.5 million, despite a decline in the interest rate on these borrowings from 5.75% to 4.30%.

Interest Income

For fiscal 2011, interest income increased $1.4 million to $4.9 million, compared to $3.5 million for fiscal 2010, due to higher finance charge income from acquisitions and on higher past due accounts receivables balances.

Amortization of Debt Issuance Costs

For fiscal 2011, amortization of debt issuance costs decreased slightly to $2.4 million, compared to $2.7 million in fiscal 2010.

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

Income Tax Expense

For fiscal 2011, income tax expense increased by $7.1 million, to $22.7 million, from $15.6 million for fiscal 2010, primarily due to the non-recurrence of a $3.9 million benefit recorded in 2010 from the release of the opening valuation allowance and also from higher book income from continuing operations before taxes in 2011 compared to 2010. The Partnership’s effective tax rate rose to 48.3% in fiscal 2011 from 35.6% for fiscal 2010 largely due to this same 2010 opening valuation allowance release, which reduced the effective tax rate in 2010 by 8.9%. The current portion of income tax expense in 2011 was $6.9 million or 14.6% of book income from continuing operations before taxes compared to $2.3 million, or 5.2% of book income, in 2010. This increase from 2010 to 2011 in both the amount and the percentage of current income tax expense was primarily due to the exhaustion of most of the Partnership’s unlimited federal net operating loss carry forwards by December 31, 2010.

Net Income (Loss)

For fiscal 2011, net income decreased $4.0 million to $24.3 million from $28.3 million for fiscal 2010, as the increase in operating income of $3.9 million was more than offset by an increase in income tax expense of $7.1 million.

Adjusted EBITDA

For fiscal 2011, Adjusted EBITDA increased by $13.8 million, or 20.1%, to $82.5 million, as the impact of colder temperatures of 8.6% and a $16.9 million increase in Adjusted EBITDA provided by fiscal 2011 and 2010 acquisitions were somewhat offset by net customer attrition in the base business, higher delivery and branch expenses attributable to the numerous snowstorms in our marketing areas, an increase in bad debt expense and credit card processing fees due to the increase in sales (driven largely by the increase in wholesale product cost) and an increase in insurance claims expense due in part to the severe winter weather. Fiscal 2010 acquisitions reduced Adjusted EBITDA by $3.6 million because they were completed after the heating season.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Fiscal Year Ended September 30,
(in thousands)	2011	2010
Net income	$24,344	$28,320
Plus:
Income tax expense	22,723	15,632
Amortization of debt issuance cost	2,440	2,680
Interest expense, net	10,840	10,820
Depreciation and amortization	17,884	15,745

EBITDA(a)	78,231	73,197
(Increase) / decrease in the fair value of derivative instruments	2,567	(5,622)
Gain on redemption of debt	1,700	1,132

Adjusted EBITDA(a)	82,498	68,707

Add / (subtract)
Income tax expense	(22,723)	(15,632)
Interest expense, net	(10,840)	(10,820)
Provision for losses on accounts receivable	10,388	5,279
(Increase) decrease in accounts receivables	(31,593)	(4,750)
(Increase) decrease in inventories	(13,189)	(2,012)
Increase (decrease) in customer credit balances	(1,776)	(9,250)
Change in deferred taxes	15,831	13,331
Change in other operating assets and liabilities	10,806	(604)

Net cash provided by (used in) operating activities	$39,402	$44,249

Net cash used in investing activities	$(15,928)	$(73,956)

Net cash provided by (used in) financing activities	$2,253	$(104,571)

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

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

Operating Activities

Due to the seasonal nature of our business, cash is generally used in operations during the winter (our first and second fiscal quarters) as we require additional working capital to support the high volume of sales during this period, and cash is generally provided by operating activities during the spring and summer (our third and fourth quarters) when customer payments exceed the cost of deliveries.

For fiscal 2012, cash provided by operating activities was $105.8 million or $66.4 million greater than cash provided by operating activities for fiscal 2011 of $39.4 million. While cash generated from operations declined by $20.7 million largely due to the impact of 21.4% warmer weather, cash used to finance accounts receivable declined by $37.4 million, as the impact of lower volume sold due to the warmer weather more than offset the effects of higher selling prices. As a result, days sales outstanding declined to 50 days as of September 30, 2012, compared to 61 days at September 30, 2011. Cash collected from our budget payment plan customers also favorably impacted the year to year comparison by $13.7 million, as sales for fiscal 2012 were less than expected due to the warm weather and when compared to fiscal 2011. Changes in per gallon inventory values and quantities drove a favorable change in cash needs of $47.5 million. In fiscal 2012, the Partnership reduced inventory quantities to a greater extent than fiscal 2011, which provided $34.1 million in cash and more than offset a $0.07 per gallon increase in inventory cost. In fiscal 2011, the ending inventory cost increased by $1.36 per gallon which led to a $13.2 million use of cash. However, the timing of payments for insurance, interest and amounts due under the Partnership’s profit sharing plan resulted in a $11.5 million greater use of cash for fiscal 2012 compared to fiscal 2011.

During fiscal 2011, cash provided by operating activities decreased by $5.0 million to $39.4 million, when compared to $44.4 million of cash provided by operating activities during fiscal 2010, as a favorable change in cash generated from operations of $14.3 million, the timing of cash receipts from budget customers of $7.5 million, increases in accruals for insurance, interest, profit sharing and accounts payable totaling $11.2 million and lower contributions to the Partnership’s frozen pension plan of $9.9 million were reduced by a decline of $11.9 million in the cash benefit relating to the payment for hedging options, an increase in inventory of $11.2 million (largely due to an increase in price) and an increase in cash needs to fund accounts receivable of $27.0 million. In fiscal 2010, the Partnership structured its option purchases such that the cost of the option was paid as it expired rather than at the time the hedge is entered into. The increase in accounts receivable can be attributed to an increase in volume due to acquisitions and colder temperatures, as well as an increase in selling prices. Days sales outstanding as of September 30, 2011 were 61 days compared to 50 days at both September 30, 2010 and September 30, 2009. The impact of a colder third fiscal quarter coupled with an increase in wholesale product costs resulted in both budget and non-budget customers owing more at September 30, 2011 than at September 30, 2010.

Investing Activities

Capital expenditures for fiscal 2012 totaled $5.8 million, as we invested in computer hardware and software ($1.8 million), refurbished certain physical plants ($0.8 million), expanded our propane operations ($1.4 million) and made additions to our fleet and other equipment ($1.8 million). We also completed five acquisitions for $39.2 million and allocated $32.4 million of the gross purchase price to intangible assets, $8.0 million to fixed assets less $1.2 million in working capital.

Our capital expenditures for fiscal 2011 totaled $6.4 million, as we invested in computer hardware and software ($2.3 million), refurbished certain physical plants ($1.9 million), expanded our propane operations ($0.9 million) and made additions to our fleet and other equipment ($1.3 million). We also completed four acquisitions for $9.7 million and allocated $4.2 million of the gross purchase price to intangible assets (including $0.2 million to goodwill), $3.2 million to fixed assets, $0.4 million to other long-term assets and $1.9 million to working capital.

Financing Activities

During fiscal 2012, we borrowed $86.3 million under our credit facility and repaid $86.3 million during the period. We also paid distributions of $19.3 million to our common unit holders, $0.2 million to our General Partner (including $0.1 million of incentive distributions as provided in our Partnership Agreement) and repurchased 4.0 million units for $19.6 million in connection with our unit repurchase plan.

During fiscal 2011, we sold $125 million of 8.875% Senior Notes due 2017 at a price of 99.350%. A portion of the net proceeds were used on December 20, 2010, to repurchase $82.5 million in face value of 10.25% Senior Notes due February 2013. After paying expenses of $3.8 million and a call premium of $1.4 million, our cash balance increased by $36.5 million, which was utilized for general partnership purposes. In June 2011, we amended our bank agreement and extended it to June 2016. In connection with this extension we paid fees of $2.5 million. Also during fiscal 2011, we paid distributions of $20.7 million, including $0.13 million paid to our General Partner as incentive distributions (as provided for in our Partnership Agreement), repurchased 2.1 million units for $10.9 million, borrowed $88.4 million under our revolving credit facility and repaid $88.4 million of these borrowings during the period.

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of September 30, 2012 ($108.1 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and repaid from subsequent seasonal reductions in inventory and accounts receivable. If we require additional capital and the credit markets are receptive, we may seek to offer and sell debt or equity securities under our $250 million shelf registration statement. Given the adverse impact of the warmer winter weather on our fiscal 2012 operating results, it may be more difficult for the Partnership to offer and sell its securities on attractive economic terms, which could limit the ability of the Partnership to fully implement its business plan until the return of more normal weather conditions and operating results.

Our asset based revolving credit facility, which expires in June 2016, provides us with the ability to borrow up to $250 million ($350 million during the heating season from November through April of each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $100 million in letters of credit. We can increase the facility size by $100 million without the consent of the bank group. However, the bank group is not obligated to fund the $100 million increase. If the bank group elects not to fund the increase, we can add additional lenders to the group, with the consent of the Agent, which shall not be unreasonably withheld. Obligations under the revolving credit facility are guaranteed by us and our subsidiaries and secured by liens on substantially all of our assets, including accounts receivable, inventory, general intangibles, real property, fixtures and equipment. As of September 30, 2012, there were no borrowings under our revolving credit facility and $42.8 million in letters of credit were outstanding, of which $42.5 million are for current and future insurance reserves and bonds and $0.3 million are for seasonal inventory purchases and other working capital purposes.

Under the terms of the revolving credit facility, we must maintain at all times either Availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the maximum facility size or a fixed charge coverage ratio of not less than 1.1, which is calculated based upon Adjusted EBITDA for the trailing twelve month period. As of September 30, 2012, Availability, as defined in the revolving credit facility agreement, was $179.2 million and we were in compliance with the fixed charge coverage ratio.

Because of the adverse impact of warm weather even with the benefit of the weather hedge contract, the Partnership’s fixed charge coverage ratio for the 12 months ended March 31, 2012 was 1.14 versus the 1.15 required under our revolving credit facility for payment of distributions. As a result, in April 2012, we entered into an amendment to our revolving credit facility that permits us to continue paying distributions to our unitholders for the period from April 1, 2012 through December 31, 2012, provided that our Availability (as defined in the revolving credit agreement) is in excess of $50.0 million and provided that distributions made during such period does not exceed $0.2325 per Common Unit. During this period, the Partnership will not be required to meet the fixed charge coverage test to pay distributions but will be required to meet the fixed charge coverage test of 1.15 to repurchase units in addition to having an Availability of $61.3 million. In order to pay distributions subsequent to December 31, 2012, the Partnership must maintain Availability of $61.3 million, 17.5% of the maximum facility size on a historical pro forma and forward looking basis, and a fixed charge coverage ratio of 1.15. For the twelve months ended September 30, 2012, the fixed charge coverage rate was in excess of 1.15. Any failure to comply with these covenants could have a material adverse effect on our liquidity and results of operations.

Maintenance capital expenditures for fiscal 2013 are estimated to be approximately $4.0 to $5.0 million, excluding the capital requirements for leased fleet. In addition, we plan to invest an estimated $1.3 million in our propane operations. We anticipate paying distributions during fiscal 2013 at the current quarterly level of $0.0775 per unit, for an aggregate of approximately $18.7 million to common unit holders, $0.2 million to our General Partner (including $0.1 million of incentive distribution as provided in our Partnership Agreement) and $0.1 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. For fiscal 2013, the Partnership’s scheduled interest payments on its Senior Notes, which are due in November 2017, amount to $11.1 million. Based upon the funding levels of the Pension Protection Act of 2008, and certain actuarial assumptions, we estimate that the Partnership will be required to make cash contributions to its frozen defined benefit pension obligations totaling approximately $14.8 million over the next five fiscal years. We continue to seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

In February 2012, the Partnership, completed Plan II of its common unit repurchase program. On July 19, 2012, the Board of Directors authorized the repurchase of up to 3.0 million of the Partnership’s common units, which we refer to as Plan III. During fiscal 2012, the Partnership repurchased 22 thousand units at a cost of $0.1 million under Plan III. From October 1 to November 30, 2012, the Partnership repurchased 0.7 million units at a cost of $2.9 million under Plan III. See Note 2 of the Notes to the Consolidated Financial Statements.

Partnership Distribution Provisions

On October 26, 2012, we declared a quarterly distribution of $0.0775 per unit, or $0.31 per unit on an annualized basis, on all common units with respect to the fourth quarter of fiscal 2012 payable on November 14, 2012 to holders of record on November 5, 2012. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to the holders of common units and 10% to the holders of the General Partner units (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $4.7 million will be paid to the common unit holders, $0.056 million to the General Partner (including $0.034 million of incentive distribution as provided in our Partnership Agreement) and $0.034 million to management pursuant to the management incentive compensation plan, which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

(See Part II—Item 5. Market for Registrant’s Units and Related Matters—Partnership Distribution Provisions and Note 4 Quarterly Distribution of Available Cash)

Contractual Obligations and Off-Balance Sheet Arrangements

We have no special purpose entities or off balance sheet debt, other than operating leases entered into in the ordinary course of business.

Long-term contractual obligations, except for our long-term debt obligations, are not recorded in our consolidated balance sheet. Non-cancelable purchase obligations are obligations we incur during the normal course of business, based on projected needs. The Partnership had no capital lease obligations as of September 30, 2012.

Reserves for income taxes under FASB ASC 740-10-05 Income Taxes (“FIN 48”) are not included in the table because we cannot reasonably predict the ultimate timing of settlement of our reserves for income taxes with the respective taxing authorities.

The table below summarizes the payment schedule of our contractual obligations at September 30, 2012 (in thousands):

	Payments Due by Fiscal Year
	Total	2013	2014 and 2015	2016 and 2017	Thereafter
Long-term debt obligations	$125,000	$—	$—	$—	$125,000
Operating lease obligations (a)	54,705	12,981	21,599	13,304	6,821
Purchase obligations and other (b)	29,930	11,557	11,763	5,717	893
Interest obligations (c)	58,064	11,839	22,188	22,188	1,849
Long-term liabilities reflected on the balance sheet (d)	3,646	350	700	700	1,896

	$271,345	$36,727	$56,250	$41,909	$136,459

(a)	Represents various operating leases for office space, trucks, vans and other equipment with third parties.
(b)	Represents non-cancelable commitments as of September 30, 2012 for operations such as weather hedge premiums, customer related invoice and statement processing, voice and data phone/computer services and real estate taxes on leased property.
(c)	Reflects 8.875% interest obligations on our $125.0 million senior notes (excluding discounts) due December 2017 and the unused commitment fee on the revolving credit facility.
(d)	Reflects long-term liabilities excluding a pension accrual of approximately $12.7 million. We estimate minimum cash contributions of approximately $3.6 million for fiscal 2013 and an average of approximately $2.8 million for each of the fiscal years 2014 through 2017.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (“U.S. GAAP”) and the International Financial Reporting Standards (“IFRS”), that results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value. The new guidance clarifies and changes some fair value measurement principles and disclosure requirements under U.S. GAAP. Among them is the clarification that the concepts of highest and best use and valuation premise in a fair value measurement, should only be applied when measuring the fair value of nonfinancial assets. Additionally, the new guidance requires quantitative information about unobservable inputs, and disclosure of the valuation processes used and narrative descriptions with regard to fair value measurements within the Level 3 categorization of the fair value hierarchy. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited. The adoption of this new guidance did not have a material impact on the Partnership’s Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (220): Presentation of Comprehensive Income, and subsequently issued a proposal to defer the requirement to separately present within net income reclassification adjustments of items out of accumulated other comprehensive income. This standard eliminates the option to present items of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, and instead requires either OCI presentation and net income in a single continuous statement to the statement of operations, or as a separate statement of comprehensive income. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Partnership is required to adopt this update in the first quarter of fiscal year 2013. In August 2012, the FASB proposed ASU No. 2012-240, Presentation of Items Reclassified Out of Accumulated Other Comprehensive Income. This proposed standard would establish new requirements for disclosing reclassification of items out of OCI. The effective date for this proposed ASU No. 2012-240 is expected in fiscal 2013. The adoption of ASU No. 2011-05 will not impact our results of operations or the amount of assets and liabilities reported.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (350): Testing Goodwill for Impairment. This standard simplifies how entities test goodwill for impairment by providing for an optional qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the first step, of the two-step goodwill impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, with early adoption permitted. The Partnership is required to adopt this update in fiscal year 2012. The adoption of ASU No. 2011-08 will not impact our results of operations or the amount of assets and liabilities reported.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to establish accounting policies and make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the Consolidated Financial Statements. The Partnership evaluates its policies and estimates on an on-going basis. A change in any of these critical accounting estimates could have a material effect on the results of operations. The Partnership’s Consolidated Financial Statements may differ based upon different estimates and assumptions. The Partnership’s critical accounting estimates have been reviewed with the Audit Committee of the Board of Directors.

Our significant accounting policies are discussed in Note 3 of the Notes to the Consolidated Financial Statements. We believe the following are our critical accounting policies and estimates:

Goodwill and Other Intangible Assets

We calculate amortization using the straight-line method over periods ranging from five to twenty years for intangible assets with definite useful lives based on historical statistics. We use amortization methods and determine asset values based on our best estimates using reasonable and supportable assumptions and projections. For significant acquisitions we may engage a third party valuation firm to ascertain asset values for the intangible assets of that acquisition. We assess the useful lives of intangible assets based on the estimated period over which we will receive benefit from such intangible assets such as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. At September 30, 2012, we had $74.7 million of net intangible assets subject to amortization. If lives were shortened by one year, we estimate that amortization for these assets for fiscal 2012 would have increased by approximately $1.2 million.

FASB ASC 350-10-05, Intangibles-Goodwill and Other, requires goodwill to be assessed at least annually for impairment. These assessments involve management’s estimates of future cash flows, market trends and other factors to determine the fair value of the reporting unit, which includes the goodwill to be assessed. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge is recorded if the carrying value of goodwill is determined to be greater than its fair value. At September 30, 2012, we had $201.1 million of goodwill.

We test the carrying amount of goodwill annually during the fourth fiscal quarter. It was determined based on this analysis that there was no goodwill impairment as of August 31, 2012. The preparation of this analysis was based upon management’s estimates and assumptions, and future impairment calculations would be affected by actual results that are materially different from projected amounts. To provide for a sensitivity of the discount rates and transaction multiples used, ranges of high and low values are employed in the analysis, with the low values examined to ensure that a reasonably likely change in an assumption would not cause the Partnership to reach a different conclusion.

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

Depreciation of Property and Equipment

Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from 1 to 30 years. Net property and equipment was $52.6 million at September 30, 2012. If the remaining estimated useful lives of these assets were shortened by one year, we estimate that depreciation for fiscal 2012 would have increased by approximately $1.6 million.

Fair Values of Derivatives

FASB ASC 815-10-05, Derivatives and Hedging, requires that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. The Partnership has elected not to designate its derivative instruments as hedging instruments under this guidance, and the change in fair value of the derivative instruments are recognized in our statement of operations.

We have established the fair value of our derivative instruments using estimates determined by our counterparties and subsequently evaluated them internally using established index prices and other sources. These values are based upon, among other things, future prices, volatility, time-to-maturity value and credit risk. The estimate of fair value we report in our financial statements changes as these estimates are revised to reflect actual results, changes in market conditions, or other factors, many of which are beyond our control.

Defined Benefit Obligations

FASB ASC 715-10-05, Compensation-Retirement Benefits, requires an employer to (i) measure the funded status of a defined benefit postretirement plan as of the date of its fiscal year-end statement of financial position, (ii) to recognize the overfunded or underfunded status of this plan as an asset or liability in its statement of financial position and (iii) to recognize changes in that funded status in the year which the changes occur through comprehensive income.

This standard requires the Partnership to make assumptions as to the expected long-term rate of return that could be achieved on defined benefit plan assets and discount rates to determine the present value of the plans’ pension obligations. The Partnership evaluates these critical assumptions at least annually.

The discount rate enables the Partnership to state expected future cash flows at a present value on the measurement date. The rate is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense in the following fiscal year. A 25 basis point decrease in the discount rate used for fiscal 2012 would have increased pension expense by approximately $0.1 million and would have increased the pension liability by another $1.8 million. The discount rate used to determine net periodic pension expense was 4.35% in 2012, 4.7% in 2011 and 5.4% in 2010. The discount rate used in determining end of year pension obligations was 3.5% in 2012, 4.35% in 2011 and 4.7% in 2010. These rates reflect the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of future benefit payments.

We consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets to determine our expected long-term rate of return on pension plan assets. The expected long-term rate of return on assets is developed with input from the Partnership’s investment advisors. The long-term rate of return assumption used for determining net periodic pension expense for fiscal 2012 and 2011 was 7.75% (The Partnership revised its return on plan assets assumption to 7.00% per annum effective fiscal year 2013). A further 25 basis point decrease in the expected return on assets would have increased pension expense in fiscal 2012 by approximately $0.1 million.

Over the life of the plans, both gains and losses have been recognized by the plans in the calculation of annual pension expense. As of September 30, 2012, $31.9 million of unrecognized losses remain to be recognized by the plans. These losses may result in increases in future pension expense as they are recognized.

Recent market conditions have resulted in an unusually high degree of volatility and increased the risks associated with certain investments held by the plans that could impact the value of investments after the date of these financial statements.

In addition, we participate in a number of trustee-managed multi-employer pension and health and welfare plans for employees covered under collective bargaining agreements. The Partnership makes timely contributions as required by the plans. Several factors could result in potentially higher future contributions to these plans, including unfavorable investment performance, insolvency of participating employers, changes in demographics, and increased benefits to participants.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Partnership’s best estimate of the amount of trade receivables that may not be collectible. The allowance is determined at an aggregate level (as opposed to account by account) by grouping accounts based on the type of account and its receivable aging. The allowance is based on both quantitative and qualitative factors, including historical loss experience, historical collection patterns, overdue status, aging trends, and current economic conditions. The Partnership has an established process to periodically review current and past due trade receivable balances to determine the adequacy of the allowance. No single statistic or measurement determines the adequacy of the allowance. The total allowance reflects management’s estimate of losses inherent in its trade receivables at the balance sheet date. Different assumptions or changes in economic conditions could result in material changes to the allowance for doubtful accounts.

Insurance Reserves

We currently self-insure a portion of workers’ compensation, auto and general liability claims. We establish reserves based upon expectations as to what our ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience, supplemented by a third-party actuary. We periodically evaluate the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2012, we had approximately $44.2 million of insurance reserves. The ultimate resolution of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material adverse effect on results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At September 30, 2012, we had outstanding borrowings totaling $125.0 million (excluding discounts), none of which is subject to variable interest rates.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at September 30, 2012, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $17.9 million to a fair market value of $22.5 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $12.8 million to a negative fair market value of $(8.2) million.

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

The General Partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2012 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation of internal Control over financial reporting, our management concluded that our internal control over financial reporting was effective as of September 30, 2012. The effectiveness of our internal control over financial reporting as of September 30, 2012 has been audited by our independent registered public accounting firm, as stated in their report which is included herein.

(c) Change in Internal Control over Financial Reporting.

No change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

(d) Other.

The General Partner and the Partnership believe that a control system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our General Partner have concluded, as of September 30, 2012, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Partnership Management

Our general partner is Kestrel Heat. The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel, which is a private equity investment partnership formed by Yorktown Energy Partners VI, L.P., Paul A. Vermylen Jr. and other investors.

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

As of November 30, 2012, Kestrel Heat and its affiliates owned an aggregate of 13,261,350 common units, representing 21.99% of the issued and outstanding common units, and Kestrel Heat owned 325,729 general partner units.

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

Directors and Executive Officers of the General Partner

Directors are appointed for an indefinite term, subject to the discretion of Kestrel. The following table shows certain information for directors and executive officers of the general partner as of November 30, 2012:

Name	Age	Position
Paul A. Vermylen, Jr.	65	Chairman, Director
Daniel P. Donovan	66	President, Chief Executive Officer and Director
Richard F. Ambury	55	Executive Vice President and Chief Financial Officer
Steven J. Goldman	52	Executive Vice President and Chief Operating Officer
Richard G. Oakley	52	Vice President and Controller
Henry D. Babcock(1)	72	Director
C. Scott Baxter(1)	51	Director
Bryan H. Lawrence	70	Director
Sheldon B. Lubar	83	Director
William P. Nicoletti (1)	67	Director

(1)	Audit Committee member

Paul A. Vermylen, Jr. Mr. Vermylen has been the Chairman and a director of Kestrel Heat since April 28, 2006. Mr. Vermylen is a founder of Kestrel and has served as its President and as a manager since July 2005. Mr. Vermylen had been employed since 1971, serving in various capacities, including as a Vice President of Citibank N.A. and Vice President-Finance of Commonwealth Oil Refining Co. Inc. Mr. Vermylen served as Chief Financial Officer of Meenan Oil Co., L.P. (“Meenan”) from 1982 until 1992 and as President of Meenan until 2001, when we acquired Meenan. Since 2001, Mr. Vermylen has pursued private investment opportunities. Mr. Vermylen serves as a director of certain non-public companies in the energy industry in which Kestrel holds equity interests including Downeast LNG, Inc. and Moneta Energy Services Ltd. Mr. Vermylen is a graduate of Georgetown University and has an M.B.A. from Columbia University.

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

Steven J. Goldman. Mr. Goldman has been Executive Vice President and Chief Operating Officer of Kestrel Heat since May 1, 2010 and was Senior Vice President of Operations of Kestrel Heat from May 31, 2007 until April 30, 2010. Mr. Goldman was Vice President of Operations of Petro Holdings, Inc. from July 2004 until May 31, 2007. From February 2000 to June 2004, Mr. Goldman held various operating management positions with Petro. Prior to joining Petro Holdings, Inc. as a General Manager in 2000, Mr. Goldman worked for United Parcel Service from 1982 to 2000. Mr. Goldman has also held various positions within the management of companies in industrial engineering and those with international operations. Mr. Goldman is a graduate of the State University of New York at Stony Brook.

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

C. Scott Baxter. Mr. Baxter has been a director of Kestrel Heat since April 28, 2006. Mr. Baxter is currently the Managing Partner for Baxter Energy Partners, an energy investment banking firm headquartered in New York. Previously, Mr. Baxter was Managing Director & Head of the Global Energy Group for Houlihan Lokey who had acquired his previous firm’s assets, Green River Energy. At Green River Energy, Mr. Baxter was the Managing Partner and conducted M&A advisory and invested in public and private equity. From 1999 through 2001, he was Head of Americas for the Global Energy Investment Banking Group of JPMorgan. From 1989 to 1999, Mr. Baxter worked for Salomon Smith Barney’s Global Energy Investment Banking Group where he was a Managing Director. Mr. Baxter holds a B.S. degree in Economics from Weber State University where he graduated cum laude, and received an MBA degree from the University of Chicago Graduate School of Business. From 2002 to 2005 Mr. Baxter was also an adjunct professor of finance at Columbia University’s Graduate School of Business. Since 1996, Scott has also been on the President’s advisory board for Weber State University.

Mr. Baxter’s significant experience as an investor and senior investment banker focused on the energy field, among other factors, led the Board to conclude that he should serve as a director of Kestrel Heat.

Bryan H. Lawrence. Mr. Lawrence has been a director of Kestrel Heat since April 28, 2006 and a manager of Kestrel since July 2005. Mr. Lawrence is a founder and senior manager of Yorktown, the manager of the Yorktown group of investment partnerships, which make investments in companies engaged in the energy industry. The Yorktown partnerships were formerly affiliated with the investment firm of Dillon, Read & Co. Inc., where Mr. Lawrence was employed beginning in 1966, serving as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997. Mr. Lawrence also serves as a director of Approach Resources, Inc., Crosstex Energy, Inc., Hallador Petroleum Company (each a United States publicly traded company), Winstar Resources Ltd. (a Canadian public company) and certain non-public companies in the energy industry in which Yorktown partnerships hold equity interests. Mr. Lawrence also serves as a director of Crosstex Energy GP, LLC, the general partner of Crosstex Energy, L.P. (a United States publicly traded company). Mr. Lawrence is a graduate of Hamilton College and received an M.B.A. from Columbia University.

Mr. Lawrence’s significant financial and investment experience, and experience as a founder of Yorktown Energy Partners LLC, among other factors, led the Board to conclude that he should serve as a director of Kestrel Heat.

Sheldon B. Lubar. Mr. Lubar has been a director of Kestrel Heat since April 28, 2006 and a manager of Kestrel since July 2005. Mr. Lubar has been Chairman of the board of Lubar & Co. Incorporated, a private investment and venture capital firm he founded, since 1977. He was Chairman of the board of Christiana Companies, Inc., a logistics and manufacturing company, from 1987 until its merger with Weatherford International in 1995. Mr. Lubar had also been Chairman of Total Logistics, Inc., a logistics and manufacturing company until its acquisition in 2005 by SuperValu Inc. He has served as a director of Crosstex Energy, Inc. from January 2004 until October 2012; Approach Resources, Inc. since June 2007, Crosstex Energy GP, LLC, the General Partner of Crosstex Energy, L.P. from January 2004 until October 2012 and Hallador Energy Company since 2008. He is also a director of several private companies. Mr. Lubar holds a bachelor’s degree in Business Administration and a Law degree from the University of Wisconsin-Madison. He was awarded an honorary Doctor of Commercial Science degree from the University of Wisconsin-Milwaukee.

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

Director Independence

Section 303A of the New York Stock Exchange listed company manual provides that limited partnerships are not required to have a majority of independent directors. It is the policy of the Board of Directors that the Board shall at all times have at least three independent directors or such higher number as may be necessary to comply with the applicable federal securities law requirements. For the purposes of this policy, “independent director” has the meaning set forth in Section 10A(m) of the Securities Exchange Act of 1934, as amended, any applicable stock exchange rules and the rules and regulations promulgated in the Partnership governance guidelines available on its webpage www.Star-Gas.com . The Board of Directors has determined that Messrs. Nicoletti, Babcock, and Baxter are independent directors.

Meetings of Directors

During fiscal 2012, the Board of Directors of Kestrel Heat met four times. All directors attended each meeting.

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

During fiscal 2012, the Audit Committee of Kestrel Heat, LLC met five times. All members attended each meeting.

Reimbursement of Expenses of the General Partner

The general partner does not receive any management fee or other compensation for its management of the Partnership. The general partner is reimbursed for all expenses incurred on behalf of the Partnership, including the cost of compensation, which is properly allocable to the Partnership. The Partnership Agreement provides that the general partner shall determine the expenses that are allocable to the Partnership in any reasonable manner determined by the general partner in its sole discretion. In addition, the general partner and its affiliates may provide services to the Partnership for which a reasonable fee would be charged as determined by the general partner. There were no reimbursements in fiscal year 2012.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on copies of reports furnished to us, we believe that during fiscal year 2012, all reporting persons complied with the Section 16(a) filing requirements applicable to them, except that Mr. Baxter filed a Form 4 after the due date.

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

Throughout this Report, each person who served as chief executive officer (“CEO”) during fiscal 2012, each person who served as chief financial officer (“CFO”) during fiscal 2012 and the two other most highly compensated executive officers serving at September 30, 2012 (there being no other executive officers who earned more than $100,000 during fiscal 2012) are referred to as the “named executive officers” and are included in the Executive Compensation Table.

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

Compensation Methodology

The elements of the Partnership’s compensation program for named executive officers are intended to provide a total incentive package designed to drive performance and reward contributions in support of business strategies at the Partnership and operating unit level. Subject to the terms of employment agreements that have been entered into with the named executive officers, all compensation determinations are discretionary and subject to the decision-making authority of the Board of Directors. We do not use benchmarking as a fixed criterion to determine compensation. Rather, after subjectively setting compensation based on the policies discussed above under “Compensation Philosophy and Policies”, we reviewed the compensation paid to officers holding similar positions at our peer group companies to obtain a general understanding of the reasonableness of base salaries and other compensation payable to our named executive officers. Our peer group of companies was comprised of the following companies: Amerigas Partners, L.P., Suburban Propane Partners, L.P., Ferrellgas Partners, L.P. and Global Partners, L.P. We chose these companies because they are master limited partnerships that are engaged in the retail distribution of energy products like the Partnership.

Elements of Executive Compensation

For the fiscal year ended September 30, 2012, the principal components of compensation for the named executive officers were:

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

The majority of the Partnership’s compensation allocation is weighted towards base salary and annual discretionary profit sharing allocation. For the CEO, CFO and COO, approximately 50% of the annual compensation is in the form of base salary and approximately 50% is from the discretionary profit sharing allocation. For the Vice President- Controller, approximately 65% of the annual compensation is in the form of base salary and 35% is from the discretionary profit sharing allocations. In addition, during fiscal 2012, an aggregate of $99,340 was paid to the named executive officers under the terms of the Partnership’s management incentive compensation plan and represented a small portion of the executive compensation that was paid to these officers. In the future, the amounts payable to the named executive officers under the management incentive compensation plan should increase, if the Partnership is successful in increasing the overall level of distributions payable to unitholders.

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

Profit Sharing Allocations

The Partnership maintains a profit sharing pool for employees, including named executive officers, which in fiscal 2012 was equal to approximately 6.0% of the Partnership’s earnings before income taxes, depreciation and amortization, excluding items affecting comparability (“adjusted EBITDA”). The annual discretionary profit sharing allocations paid to the named executive officers are payable from this pool. The size of the pool fluctuates based upon upward or downwards changes in adjusted EBITDA. The amount of cash paid to the named executive officers under the plan is based on the target percentages of overall compensation described above under the caption “Elements of Executive Compensation.” Depending upon the size of the profit sharing pool, the amount paid to the named officers could be more or less.

There are no set formulas for determining the amount payable to our named executive officers from the profit sharing plan. Factors considered by our CEO and the Board in determining the level of profit sharing allocations generally include, without assigning a particular weight to any factor:

(i)	whether or not we achieved certain budgeted goals for the year and any material shortfalls or superior performances relative to expectations. Under the plan, no profit sharing was payable with respect to fiscal 2012 unless the Partnership achieved actual adjusted EBITDA for fiscal 2012 of at least 70% of the amount of budgeted adjusted EBITDA for fiscal 2012. The budget is developed annually using a bottom up process;

(ii)	the level of difficulty associated with achieving such objectives based on the opportunities and challenges encountered during the year and;

(iii)	significant transactions or accomplishments for the period not included in the goals for the year.

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

The Partnership believes that the Plan provides a long-term incentive to its participants because it encourages the Partnership’s management to increase the Partnership’s available cash for distributions in order to trigger the incentive distributions that are only payable if distributions from available cash exceeds certain target distribution levels, with higher percentages of incentive distributions triggered by higher levels of distributions. Such increases are not sustainable on a consistent basis without long-term improvements in the Partnership’s operations. In addition, under certain Plan amendments that were adopted in 2012, the participation points of existing plan participants will vest and become irrevocable over a four year (three years for the CEO) period starting with the fiscal year ended September 30, 2012, provided that the participants continue to be employed by the Partnership during the vesting period. The Partnership believes that this will help ensure that the Plan participants who include our named executive officers will have a continuing personal interest in the success of the Partnership.

The pro rata share payable to each participant under the Plan is based on the number of participation points as described under “Fiscal 2012 Compensation Decisions—Management Incentive Compensation Plan.” The amount paid in Incentive Distributions is governed by the partnership agreement and the calculation of Available Cash. Available Cash from Operating Surplus (as defined in our partnership agreement) is distributed to the holders of the Partnership’s common units and general partner units in the following manner:

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

To fund the benefits under the Plan, Kestrel Heat has agreed to permanently and irrevocably forego receipt of the amount of Incentive Distributions that are payable to plan participants. For accounting purposes, amounts payable to management under this Plan will be treated as compensation and will reduce both EBITDA and net income but not adjusted EBITDA. Kestrel Heat has also agreed to contribute to the Partnership, as a contribution to capital, an amount equal to the Gains Interest payable to participants in the Plan by the Partnership. The Partnership is not required to reimburse Kestrel Heat for amounts payable pursuant to the Plan.

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

Effective as of July 19, 2012, the Board of Directors adopted certain amendments (the “Plan Amendments”) to the Plan, and as amended, the Plan has been amended and restated in its entirety. Under the Plan Amendments, the number and identity of the Plan participants and their participation interests in the Plan have been frozen at the current levels. In addition, under the Plan Amendments, the plan benefits (to the extent vested) may be transferred upon the death of a participant to his or her heirs. A participant’s vested percentage of his or her plan benefits will be 100% during the time a participant is an employee or consultant of the Partnership. Following the termination of such positions, a participant’s vested percentage shall be equal to 20% for each full or partial year of employment or consultation with the Partnership starting with the fiscal year ending September 30, 2012 (33 1/3% in the case of the Partnership’s chief executive officer).

The Partnership distributed approximately $276,642 in Incentive Distributions under the Plan during fiscal 2012, including payments to the named executive officers of approximately $99,340. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its General Partner Units within the next twelve months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

Retirement and Health Benefits

The Partnership offers a health and welfare and retirement program to all eligible employees. The named executive officers are generally eligible for the same programs on the same basis as other employees of the Partnership. The Partnership maintains a tax-qualified 401(k) retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Under the Partnership’s 401(k) plan, subject to IRS limitations, each participant can contribute from 0% to 60% of compensation. The Partnership makes a 4% (to a maximum of 5.5% for participants who had 10 or more years of service at the time the Partnership’s defined benefit plans were frozen and who have reached the age 55) core contribution of a participant’s compensation and matches 2/3 of each amount a participant contributes up to a maximum of 2.0% of a participant’s compensation, also subject to IRS limitations.

In addition, the Partnership has two frozen defined benefit pension plans that were maintained for all its eligible employees, including certain executive officers. The present value of accumulated benefits under these frozen defined benefit pension plans for certain executive officers is provided in the table labeled, Pension Plans Pursuant to Which Named Executive Officers Have an Accumulated Benefit But Are Not Currently Accruing Benefits.

Fiscal 2012 Compensation Decisions

For fiscal 2012, the foregoing elements of compensation were applied as follows:

Base Salary

The following table sets forth each named executive officer’s base salary as of October 1, 2012 and the percentage increase in his base salary over October 1, 2011. The current base salaries for our named executive officers were determined during fiscal 2012, based upon the factors discussed under the caption “Base Salary .” In order to partially offset the adverse effects of the unusually warm weather conditions on the Partnership’s results of operations in fiscal 2012, the Partnership determined not to increase the base salaries of the named executive officers even though the weather related declines in volume were not within their control. The average percentage increase in base salary for executives in our peer group was approximately 2.0%.

Name	Salary	Percentage Over Prior Year
Daniel P. Donovan	$413,100	0%
Richard F. Ambury	$331,500	0%
Steven J. Goldman	$321,300	0%
Richard G. Oakley	$219,200	0%

Annual Discretionary Profit Sharing Allocation

Based on our CEO’s annual performance review and the individual performance of each of our named executive officers, our Board approved the annual profit sharing allocation reflected in the “Summary Compensation Table” and notes thereto. For fiscal 2012 the profit sharing amounts reflected in the Summary Compensation Table are 29%, 28%, 28%, and 28% lower than fiscal 2011 for Messrs. Donovan, Ambury, Goldman and Oakley, respectively. One of the Partnership’s primary performance measures is adjusted EBITDA for profit sharing purposes. While this adjusted EBITDA decreased by $21.4 million, or 24.3%, to $66.5 million for fiscal 2012, the Partnership generated cash in excess of distributions paid. For our peer group, the average percentage decrease in adjusted EBITDA was 4.5% and only one of the four peer group members generated sufficient cash flow to pay for its distributions.

In fiscal 2012, temperatures were 21.4% warmer than fiscal 2011 and 21.7% warmer than normal. In the New York City Metropolitan area, which is an important area of operations for us, fiscal 2012 was the warmest period in the last 112 years and was 3.7% warmer than the next warmest comparable period. The impact of the warmer weather led to a reduction in home heating oil and propane gross profit of $61.8 million. The Partnership reduced the impact on Adjusted EBITDA through expense control, margin management and purchasing weather insurance. As a result, Adjusted EBITDA decreased by $20.8 million. The impact of warmer weather on cash flow was further reduced by $5.4 million to $15.4 million as net interest expense, capital expenditures, and current income taxes were all lower in fiscal 2012 versus fiscal 2011.

Product costs on a per gallon basis, were 16.8% higher in fiscal 2012 than fiscal 2011, surpassed all previous records and contributed to an increase in net customer attrition of 1.4% as the Partnership lost 21,000 accounts, (net.) The Partnership offset the impact of net customer attrition in fiscal 2012 by completing seven acquisitions and adding 41,000 home heating oil and propane accounts.

Messrs. Donovan, Ambury, Goldman and Oakley were instrumental in the Partnership’s cost containment initiatives, margin management and acquisition program.

Management Incentive Compensation Plan

Seventy-five additional participation points were awarded under the Plan in fiscal 2012, bringing the total participation points to 1,100. Mr. Goldman was awarded sixty-five of these additional participation points and the remaining ten were awarded to other plan participants. The Board determined to grant Mr. Goldman the additional participation points in recognition of his level of responsibilities and contributions as the Partnership’s chief operating officer in fiscal 2012. In addition, under the Plan Amendments that were adopted in 2012 the number and identity of the Plan participants and their participation points were frozen at the current levels. The Board determined that it would be in the best interests of the Partnership to adopt the Plan Amendments in order to more closely align the interests of Plan participants and unitholders and to give Plan participants a continuing personal interest in the success of the Partnership.

The number of participation points that were previously awarded to the named executive officers was based on the length of service and level of responsibility of the named executive and the Partnership’s desire to retain the named executive, in order to promote the long-term best interest of the Partnership. In general, the largest awards were granted to the CEO and CFO, who were the most senior participants in the Plan and each of whom had more than 25 years service with the Partnership and lesser awards were granted to the remaining participants, based upon their level of responsibility and length of service, without using a fixed formula to set such awards.

In fiscal 2012, $99,340 was paid to the named executive officers under the Plan as indicated in the following chart:

	Fiscal 2012		Management Incentive
Name	Points	Percentage	Payments
Daniel P. Donovan	300	27.3%	$37,724
Richard F. Ambury	235	21.4%	29,550
Steven J. Goldman	215	19.5%	27,035
Richard G. Oakley	40	3.6%	5,031
Other Plan Participants	310	28.2%	38,980

Total	1,100	100.0%	$138,320

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

Change In Control Agreements

On December 4, 2007, the Board of Directors authorized the Partnership and our general partner to enter into a Change In Control Agreement with the following executive officers: Mr. Donovan, Chief Executive Officer and Mr. Ambury, Chief Financial Officer. Under the terms of each agreement, if either of the above mentioned executive officer’s employment is terminated as a result of a change in control (as defined in the agreement) that executive officer will be entitled to a payment equal to two times their base annual salary in the year of such termination plus two times the average amount paid as a bonus and/or as profit sharing during the three years preceding the year of such termination. The term change in control means the present equity owners of Kestrel and their affiliates collectively cease to beneficially own equity interests having the voting power to elect at least a majority of the members of the board of directors or other governing board of the general partner of the Partnership or any successor entity to the Partnership. If a change in control were to have occurred and their employment was terminated as of the date of this report, Mr. Donovan would have received a payment of $1,853,265 and Mr. Ambury would have received a payment of $1,481,667.

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

The Board of Directors reviewed and discussed with the Partnership’s management the Compensation Discussion and Analysis contained in this annual report on Form 10-K. Based on that review and discussion, the Board of Directors recommends that the Compensation Discussion and Analysis be included in the Partnership’s annual report on Form 10-K for the year ended September 30, 2012.

Paul A. Vermylen, Jr.

Daniel P. Donovan

Henry D. Babcock

C. Scott Baxter

Bryan H. Lawrence

Sheldon B. Lubar

William P. Nicoletti

Executive Compensation Table

The following table sets forth the annual salary compensation, bonus and all other compensation awards earned and accrued by the named executive officers in the fiscal year.

	Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Bonus	Unit Awards	Option Awards	Non- Equity Incentive Plan Comp.(1)	Change in Pension Value and Nonqualified Deferred Comp. Earnings (2)	All Other Comp.(3)	Total
Daniel P. Donovan	2012	$413,100	—	—	—	$405,000	$40,652	$144,412	$1,003,164
President and	2011	$412,367	—	—	—	$570,598	$67,949	$89,722	$1,140,636
Chief Executive Officer	2010	$395,667	—	—	—	$565,000	$85,384	$55,760	$1,101,811

Richard F. Ambury	2012	$331,500	—	—	—	$328,000	$45,171	$64,756	$769,427
Chief Financial Officer,	2011	$327,708	—	—	—	$455,000	$25,422	$64,965	$873,095
Treasurer and Executive	2010	$313,917	—	—	—	$445,000	$30,699	$47,852	$837,468
Vice President

Steven J. Goldman	2012	$321,300	—	—	—	$310,000	$—	$62,664	$693,964
Chief Operating Officer and	2011	$317,625	—	—	—	$430,000	$—	$55,001	$802,626
Executive Vice President	2010	$298,667	—	—	—	$361,000	$—	$44,719	$704,386

Richard G. Oakley	2012	$219,200	—	—	—	$112,000	$65,800	$36,043	$433,043
Vice President - Controller	2011	$212,800	—	—	—	$155,000	$34,731	$37,137	$439,668
	2010	$205,600	—	—	—	$145,000	$42,887	$32,491	$425,978

(1)	Payable pursuant to the Partnership’s profit sharing pool, which is described under “Compensation Discussion and Analysis – Profit Sharing Allocation.”
(2)	The Partnership has two frozen defined benefit pension plans that we sometimes refer in this Report to as the Petro defined benefit pension plan and the Meenan defined benefit pension plan, where participants are not accruing additional benefits. The change in the named executive’s pension values are non-cash, and reflect normal adjustments resulting from changes in discount rates and government mandated mortality tables.
(3)	All other compensation is subdivided as follows:

Name	Management Incentive Compensation Plan	Company Match and Core Contribution to 401(K) Plan	Contributions to Nonqualified Deferred Compensation Plan	Car Allowance or Monetary Value for Personal Use of Company Owned Vehicle	Total
Daniel P. Donovan	$37,724	$15,109	$71,035	$20,544	$144,412
Richard F. Ambury	$29,550	$16,006	—	$19,200	$64,756
Steven J. Goldman	$27,035	$14,983	—	$20,646	$62,664
Richard G. Oakley	$5,031	$14,212	—	$16,800	$36,043

Grants of Plan-Based Awards

		Estimated Future Payouts Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan			All Other Stocks Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date (1)	Threshold ($)	Target ($) (2)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Option Awards
Daniel P. Donovan	7/21/09	—	405,000	—	—	—	—	—	—	—	—
Richard F. Ambury	7/21/09	—	328,000	—	—	—	—	—	—	—	—
Steven J. Goldman	7/21/09	—	310,000	—	—	—	—	—	—	—	—
Richard G. Oakley	7/21/09	—	112,000	—	—	—	—	—	—	—	—

(1)	On July 21, 2009, the Board of Directors authorized the continuance of the Partnership’s annual profit sharing plan, subject to its power to terminate the plan at any time. Profit sharing allocations are described under “Compensation Philosophy and Policies—Profit Sharing Allocations.”
(2)	The Partnership’s annual profit sharing plan does not provide for thresholds or maximums; the amounts listed represent the actual awards to the named executive officers for fiscal 2012.

Outstanding Equity Awards at Fiscal Year-End

None

Option Exercises and Stock Vested

None

Pension Plans Pursuant to Which Named Executive Officers Have an Accumulated Benefit But Are Not Currently Accruing Benefits

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit		Payments During Last Fiscal Year
Daniel P. Donovan (1)	Retirement Plan	21		$899,435	$—
Richard F. Ambury (1)	Retirement Plan	13		$211,710	$—
	Supplemental Employee Retirement Plan	—	$ $	40,517 —	$—
Steven J. Goldman (1)	Retirement Plan	—		$—	$—
Richard G. Oakley (1)	Retirement Plan	19		$333,291	$—

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

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

Nonqualified Deferred Compenstion
	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals /	Balance at
Name	In Last FY	In Last FY	In Last FY	Distributions	Last FYE
Daniel P. Donovan (1)	$—	$71,035	$6,938	$—	$89,616

(1)	Mr. Donovan is a participant in the Partnership’s frozen defined benefit pension plan and in fiscal year 2011 reached the plan’s full retirement age. In April 2011, the Board of Directors approved a deferred compensation arrangement to be funded by amounts which would have been payable to Mr. Donovan had he retired at age 65 and until his actual retirement. Mr. Donovan may not make withdrawals from the fund and amounts due to him will be payable upon his actual retirement. Aggregate earnings and losses reflect normal market fluctuations from investments in the fund. Contributions to the fund are included in the Summary Compensation Table.

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

Name	Potential Payments Upon Termination	Potential Payments Following a Change of Control
Daniel P. Donovan	$$413,100	$1,853,265
Richard F. Ambury	$$331,500	$1,481,667
Steven J. Goldman	$$321,300	$—
Richard G. Oakley	$$219,200	$—

Compensation of Directors

	Director Compensation Table
Name	Fees Earned or Paid in Cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (6)	All Other Compensation (7)	Total
Paul A. Vermylen, Jr. (1)	$126,000	—	—	—	$93,507	52,145	$271,652
Daniel P. Donovan (2)	$—	—	—	—	$—	—	$—
Henry D. Babcock (3)	$58,500	—	—	—	$—	—	$58,500
C. Scott Baxter (3)	$58,500	—	—	—	$—	—	$58,500
Bryan H. Lawrence (4)	$—	—	—	—	$—	—	$—
Sheldon B. Lubar	$43,500	—	—	—	$—	—	$43,500
William P. Nicoletti (5)	$66,000	—	—	—	$—	—	$66,000

(1)	Mr. Vermylen is non-executive Chairman of the Board.
(2)	Mr. Donovan is a management director and the change in his pension value is already included in the summary compensation table.
(3)	Mr. Babcock and Mr. Baxter are Audit Committee members.
(4)	Mr. Lawrence has chosen not to receive any fees as a director of the general partner of the Partnership.
(5)	Mr. Nicoletti is Chairman of the Audit Committee.
(6)	Mr. Vermylen participates in one of the Partnership’s frozen defined benefit pension plans. Participants are currently not accruing additional benefits under the frozen plan. The change in the pension value reflects normal non-cash adjustments resulting from changes in discount rates and government mandated mortality tables.
(7)	Mr. Vermylen is a participant in the Partnership’s frozen defined benefit pension plan and in fiscal year 2012 reached the plan’s full retirement age and started receiving pension payments.

Each non-management director receives an annual fee of $37,500 plus $1,500 for each regular and telephonic meeting attended. The Chairman of the Audit Committee receives an annual fee of $15,000 while other Audit Committee members receive an annual fee of $7,500. Each member of the Audit Committee receives $1,500 for every regular and telephonic meeting attended. The non-executive chairman of the Board receives an annual fee of $120,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership as of November 30, 2012 of common units and general partner units by:

(1) Kestrel and certain beneficial owners;

(2) each of the named executive officers and directors of Kestrel Heat;

(3) all directors and executive officers of Kestrel Heat as a group; and

(4) each person the Partnership knows to hold 5% or more of the Partnership’s units.

Except as indicated, the address of each person is c/o Star Gas Partners, L.P. at 2187 Atlantic Street, Stamford, Connecticut 06902-0011.

	Common Units		General Partner Units
Name	Number	Percentage	Number	Percentage
Kestrel (a)	13,261,350	21.99%	325,729	100.00%
Paul A. Vermylen, Jr.	200,000	*
Sheldon B. Lubar	200,000	*
Henry D. Babcock	106,121	*
William P. Nicoletti	35,506	*
Bryan H. Lawrence	—	—
C. Scott Baxter	—	—
Daniel P. Donovan	25,000	*
Richard F. Ambury	21,690	*
Steven J. Goldman	8,000	*
Richard G. Oakley	—	—

All officers and directors and Kestrel Heat, LLC as a group (11 persons)	13,857,667	22.97%	325,729	100.00%
Bandera Partners LLC (b)	6,144,127	10.19%

(a)	Includes (i) 500,000 common units and 325,729 general partner units owned by Kestrel Heat, and (ii) 12,761,350 common units owned by KM2, LLC, a Delaware limited liability company (“KM2”) as to which Kestrel, in its capacity as sole member of Kestrel Heat and KM2, may be deemed to share beneficial ownership.
(b)	According to a Form 4 filed with the SEC on June 25, 2012, Bandera Partners LLC is the investment manager of Bandera Master Fund and may be deemed to have beneficial ownership of the common units.
*	Amount represents less than 1%.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

For the years ended September 30, 2012, 2011, and 2010 the Partnership had no related party transactions or agreements pursuant to Item 404 of regulation S-K.

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

The following table represents the aggregate fees for professional audit services rendered by KPMG LLP including fees for the audit of the Partnership’s annual financial statements for the fiscal years 2012 and 2011, and for fees billed and accrued for other services rendered by KPMG LLP (in thousands).

	2012	2011
Audit Fees(1)	$1,487	$1,720
Tax Fees(2)	322	453

Total Fees	$1,809	$2,173

(1)

Audit fees were for professional services rendered in connection with audits and quarterly reviews of the consolidated financial statements of the Partnership. The fiscal 2012 amount includes $114,000 in audit fees, for services provided in fiscal 2011 but not paid until fiscal 2012, and for the comfort letter initiated in connection with the potential debt offering. The fiscal 2011 amount includes $165,000 in audit fees, for services provided in fiscal 2010 but not paid until fiscal 2011, for the comfort letter provided in connection with the senior notes offering and audit services in connection with the Champion Acquisition.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements—See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

2. Financial Statement Schedule—See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

3. Exhibits—See “Index to Exhibits” set forth on the following page.

INDEX TO EXHIBITS

Exhibit Number	Incorp by Ref. to Exh.	Description
3.1	3.1(1)	Amended and Restated Certificate of Limited Partnership
4.1	99.1(2)	Second Amended and Restated Agreement of Limited Partnership
4.2	99.3(3)	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership
4.3	4.3(16)	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership
4.4	(20)	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership
10.1	99.2(5)	Letter Agreement and general release dated March 7, 2005 between Star Gas Partners L.P. and Irik P. Sevin†
10.2	99.2(3)	Management Incentive Compensation Plan†
10.3	(20)	Amended and Restated Management Incentive Compensation Plan†
10.4	99.4(3)	Form of Indemnification Agreement for Officers and Directors.
10.5	(4)	Approved Dealer / Contractor Agreement dated as of July 11, 2006 by and between AFC First Financial Corporation and Petro Holdings, Inc.
10.6	99.4(7)	Form of Amendment No. 1 to Indemnification Agreement.
10.7	(9)	Description of 2008 Profit Sharing Plan.†
10.8	(10)	Employment Agreement dated December 3, 2007 between Star Gas Partners, L.P. and Steven J. Goldman.†
10.9	(10)	Change in Control Agreement dated December 4, 2007 between Star Gas Partners, L.P. and Daniel P. Donovan.†
10.10	(10)	Change in Control Agreement dated December 4, 2007 between Star Gas Partners, L.P. and Richard F. Ambury.†
10.11	(11)	Employment Agreement dated April 28, 2008 between Star Gas Partners, L.P. and Richard Ambury†
10.12	(13)	Agreement dated November 2, 2009 between Star Gas Partners, L.P. and Richard G. Oakley.†
10.13	(14)	Champion Equity Purchase Agreement dated as of May 10, 2010.
10.14	(15)	Employment Agreement dated as of November 8, 2010 between Star Gas Partners, L.P. and Daniel P. Donovan.
10.15	10.21(16)	Senior Notes Purchase Agreement, dated as of November 10, 2010, between Star Gas Partners, L.P., J.P. Morgan Securities LLC and RBS.
10.16	10.23(16)	Indenture dated as of November 16, 2010 for the 8.875% Senior Notes due 2017.
10.17	10.24(17)	Amended and Restated Revolving Credit Facility Agreement dated as of June 3, 2011.
10.18	10.25(17)	Amended and Restated Pledge Agreement dated as of June 3, 2011.
10.19	(18)	First Amendment dated as of November 22, 2011 to Amended and Restated Revolving Credit Facility Agreement.
10.20	(19)	Second Amendment dated as of April 6, 2012 to Amended and Restated Revolving Credit Facility Agreement.
14	(11)	Code of Business Conduct and Ethics
21	*	Subsidiaries of the Registrant
23.1	*	Consent of KPMG
31.1	*	Certification of Chief Executive Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).(1)
31.2	*	Certification of Chief Financial Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).(1)
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101.INS	(21)	XBRL Instance Document.
101.SCH	(21)	XBRL Taxonomy Extension Schema Document.
101.CAL	(21)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	(21)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(21)	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	(21)	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed Herewith
†	Employee compensation plan.
(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2006.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K dated April 28, 2006.
(3)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K dated July 20, 2006.
(4)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the Commission on January 17, 2007.
(5)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2005.
(6)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated December 5, 2005.
(7)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated October 19, 2006.
(8)	[Intentionally Omitted]
(9)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated October 22, 2007.
(10)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the Commission on December 7, 2007.
(11)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed with the Commission on December 10, 2008.
(12)	[Intentionally Omitted]
(13)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 3, 2009.
(14)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010.
(15)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 12, 2010.
(16)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
(17)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated June 7, 2011.
(18)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
(19)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 201 2.
(20)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated July 20, 2012.
(21)	Filed herewith. In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.

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
Daniel P. Donovan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Daniel P. Donovan Daniel P. Donovan	President and Chief Executive Officer and Director Kestrel Heat, LLC	December 10, 2012

/s/ Richard F. Ambury Richard F. Ambury	Chief Financial Officer (Principal Financial Officer) Kestrel Heat, LLC	December 10, 2012

/s/ Richard G. Oakley Richard G. Oakley	Vice President—Controller (Principal Accounting Officer) Kestrel Heat, LLC	December 10, 2012

/s/ Paul A. Vermylen, Jr. Paul A. Vermylen, Jr.	Non-Executive Chairman of the Board and Director Kestrel Heat, LLC	December 10, 2012

/s/ Henry D. Babcock Henry D. Babcock	Director Kestrel Heat, LLC	December 10, 2012

/s/ C. Scott Baxter C. Scott Baxter	Director Kestrel Heat, LLC	December 10, 2012

/s/ Bryan H. Lawrence Bryan H. Lawrence	Director Kestrel Heat, LLC	December 10, 2012

/s/ Sheldon B. Lubar Sheldon B. Lubar	Director Kestrel Heat, LLC	December 10, 2012

/s/ William P. Nicoletti William P. Nicoletti	Director Kestrel Heat, LLC	December 10, 2012

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page
Part II Financial Information:

Item 8—Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 30, 2012 and September 30, 2011	F-3

Consolidated Statements of Operations for the years ended September 30, 2012, September 30, 2011 and September 30, 2010	F-4

Consolidated Statements of Partners’ Capital and Comprehensive Income (Loss) for the years ended September 30, 2012, September 30, 2011 and September 30, 2010	F-5

Consolidated Statements of Cash Flows for the years ended September 30, 2012, September 30, 2011 and September 30, 2010	F-6

Notes to Consolidated Financial Statements	F-7 – F-27

Schedules for the years ended September 30, 2012, September 30, 2011 and September 30, 2010

I. Condensed Financial Information of Registrant	F-28 – F-30

II. Valuation and Qualifying Accounts	F-31

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes therein.

Report of Independent Registered Public Accounting Firm

The Partners of Star Gas Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Star Gas Partners, L.P. and Subsidiaries (the “Partnership”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, partners’ capital and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules I and II listed in the accompanying index. We also have audited the Partnership’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Partnership’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Gas Partners, L.P. and Subsidiaries as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the related financial statement schedules I and II listed in the accompanying index, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, Star Gas Partners, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

Stamford, Connecticut

December 10, 2012

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands)	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$108,091	$86,789
Receivables, net of allowance of $6,886 and $9,530, respectively	88,267	92,967
Inventories	47,465	80,536
Fair asset value of derivative instruments	5,004	3,674
Current deferred tax assets, net	25,844	13,155
Prepaid expenses and other current assets	26,848	26,654

Total current assets	301,519	303,775

Property and equipment, net	52,608	47,131
Goodwill	201,103	199,296
Intangibles, net	74,712	52,348
Long-term deferred tax assets, net	—	17,646
Deferred charges and other assets, net	9,405	10,291

Total assets	$639,347	$630,487

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$22,583	$18,569
Fair liability value of derivative instruments	453	3,322
Accrued expenses and other current liabilities	78,518	80,786
Unearned service contract revenue	40,799	40,903
Customer credit balances	85,976	67,214

Total current liabilities	228,329	210,794

Long-term debt	124,357	124,263
Long-term deferred tax liabilities, net	8,436	—
Other long-term liabilities	18,080	22,797
Partners’ capital
Common unitholders	286,819	299,913
General partner	97	187
Accumulated other comprehensive loss, net of taxes	(26,771)	(27,467)

Total partners’ capital	260,145	272,633

Total liabilities and partners’ capital	$639,347	$630,487

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
(in thousands, except per unit data)	2012	2011	2010
Sales:
Product	$1,295,374	$1,392,871	$1,028,423
Installations and service	202,214	198,439	184,353

Total sales	1,497,588	1,591,310	1,212,776
Cost and expenses:
Cost of product	1,024,071	1,057,783	734,594
Cost of installations and service	175,740	179,558	169,453
(Increase) decrease in the fair value of derivative instruments	(8,549)	2,567	(5,622)
Delivery and branch expenses	217,376	250,762	218,625
Depreciation and amortization expenses	16,395	17,884	15,745
General and administrative expenses	18,689	20,709	21,397

Operating income	53,866	62,047	58,584

Interest expense	(14,110)	(15,710)	(14,326)
Interest income	4,443	4,870	3,506
Amortization of debt issuance costs	(1,634)	(2,440)	(2,680)
Loss on redemption of debt	—	(1,700)	(1,132)

Income before income taxes	42,565	47,067	43,952
Income tax expense	16,576	22,723	15,632

Net income	$25,989	$24,344	$28,320

General Partner’s interest in net income	136	115	128

Limited Partners’ interest in net income	$25,853	$24,229	$28,192

Basic and diluted income per Limited Partner Unit (1):	$0.40	$0.35	$0.38

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	61,931	66,822	70,019

(1)	See Note 17 Earnings Per Limited Partner Units.

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)

Years Ended September 30, 2012, 2011 and 2010

	Number of Units
(in thousands)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2009	75,137	326	$332,340	$309	$(26,315)	$306,334
Net income			28,192	128		28,320
Unrealized loss on pension plan obligation					(1,977)	(1,977)
Tax effect of unrealized loss on pension plan obligation					821	821

Total comprehensive income	—	—	28,192	128	(1,156)	27,164
Distributions (1)			(20,206)	(147)		(20,353)
Retirement of units (2)	(8,059)		(33,234)			(33,234)

Balance as of September 30, 2010	67,078	326	$307,092	$290	$(27,471)	$279,911
Net income			24,229	115		24,344
Unrealized gain on pension plan obligation					171	171
Tax effect of unrealized gain on pension plan obligation					(167)	(167)

Total comprehensive income	—	—	24,229	115	4	24,348
Distributions (1)			(20,459)	(218)		(20,677)
Retirement of units (2)	(2,108)		(10,949)			(10,949)

Balance as of September 30, 2011	64,970	326	$299,913	$187	$(27,467)	$272,633
Net income			25,853	136		25,989
Unrealized gain on pension plan obligation					1,176	1,176
Tax effect of unrealized gain on pension plan obligation					(480)	(480)

Total comprehensive income	—	—	25,853	136	696	26,685
Distributions (1)			(19,299)	(226)		(19,525)
Retirement of units (2)	(3,968)		(19,648)			(19,648)

Balance as of September 30, 2012	61,002	326	$286,819	$97	$(26,771)	$260,145

(1)	See Note 4—Quarterly Distributions of Available Cash.
(2)	See Note 2—Common Unit Repurchase and Retirement.

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2012	2011	2010
Cash flows provided by (used in) operating activities:
Net income	$25,989	$24,344	$28,320
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(8,549)	2,567	(5,622)
Depreciation and amortization	18,029	20,324	18,425
Loss on redemption of debt	—	1,700	1,132
Provision for losses on accounts receivable	6,017	10,388	5,279
Change in deferred taxes	12,913	15,831	13,331
Changes in operating assets and liabilities net of amounts related to acquisitions:
(Increase) decrease in receivables	5,804	(31,593)	(4,570)
(Increase) decrease in inventories	34,335	(13,189)	(2,012)
Decrease in other assets	4,226	1,594	13,912
Increase (decrease) in accounts payable	3,372	1,943	(1,784)
Increase (decrease) in customer credit balances	11,952	(1,776)	(9,250)
Increase (decrease) in other current and long-term liabilities	(8,260)	7,269	(12,732)

Net cash provided by operating activities	105,828	39,402	44,429

Cash flows provided by (used in) investing activities:
Capital expenditures	(5,803)	(6,361)	(5,567)
Proceeds from sales of fixed assets	503	92	392
Acquisitions (net of cash acquired of $0, $0, and $3,390, respectively)	(39,217)	(9,659)	(68,658)
Earnout	—	—	(123)

Net cash used in investing activities	(44,517)	(15,928)	(73,956)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	86,252	88,416	36,754
Revolving credit facility repayments	(86,252)	(88,416)	(36,754)
Repayment of debt	—	(82,499)	(50,854)
Proceeds from the issuance of debt	—	124,188	—
Debt extinguishment costs	—	(1,409)	—
Distributions	(19,525)	(20,677)	(20,353)
Unit repurchase	(19,648)	(10,949)	(33,234)
Increase in deferred charges	(836)	(6,401)	(130)

Net cash provided by (used in) financing activities	(40,009)	2,253	(104,571)

Net increase (decrease) in cash	21,302	25,727	(134,098)
Cash and equivalent at beginning of period	86,789	61,062	195,160

Cash and equivalent at end of period	$108,091	$86,789	$61,062

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil and propane distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat their homes and buildings. Star Gas Partners is a master limited partnership, which at September 30, 2012, had outstanding 61.0 million common units (NYSE: “SGU”) representing 99.47% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.53% general partner interest in Star Gas Partners.

The Partnership is organized as follows:

•

The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership’s operations are conducted through Petro Holdings, Inc. and its subsidiaries (“Petro”). Petro is a Minnesota corporation that is an indirect wholly-owned subsidiary of the Partnership. Petro is subject to Federal and state corporate income taxes. Petro is a Northeast and Mid-Atlantic region retail distributor of home heating oil and propane that at September 30, 2012 served approximately 416,000 full-service residential and commercial home heating oil and propane customers. Petro also sold home heating oil, gasoline and diesel fuel to approximately 48,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers, and provided ancillary home services, including home security and plumbing, to approximately 11,500 customers.

•

Star Gas Finance Company is a 100% owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of its $125 million (excluding discount) 8.875% Senior Notes outstanding at September 30, 2012, that are due in 2017. The Partnership is dependent on distributions including inter-company dividends and interest payments from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations. (See Note 10—Long-Term Debt and Bank Facility Borrowings)

2) Common Unit Repurchase Plans and Retirement

In July 2009, the Board of Directors of the Partnership’s General Partner (“the Board”) authorized the repurchase of up to 7.5 million of the Partnership’s common units (“Plan I”). By the third fiscal quarter of 2010, all 7.5 million common units authorized for repurchase under the Plan I program were repurchased at an average price paid per unit of $4.04 and retired. The Partnership’s repurchase activities took into account SEC safe harbor rules and guidance for issuer repurchases.

In July 2010, the Board authorized the repurchase of up to 7.0 million of the Partnership’s common units (“Plan II”). In December 2011, the Board authorized the repurchase of an additional 250 thousand common units. By February 2012, all 7.25 million common units authorized for repurchase under the Plan II program were repurchased at an average price paid per unit of $4.94 and were retired. The Partnership’s repurchase activities took into account SEC safe harbor rules and guidance for issuer repurchases.

In July 2012, the Board authorized the repurchase of up to 3.0 million of the Partnership’s common units (“Plan III”). The authorized common unit repurchases may be made from time-to-time in the open market, in privately negotiated transactions or in such other manner deemed appropriate by management. There is no guarantee of the exact number of units that will be purchased under the program and the Partnership may discontinue purchases at any time. The program does not have a time limit. The Partnership’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the common units purchased in the repurchase program will be retired.

(in thousands, except per unit amounts)

Period	Total Number of Units Purchased as Part of a Publicly Announced Plan or Program	Average Price Paid per Unit (a)	Maximum Number of Units that May Yet Be Purchased Under the Program
Plan II - Number of units authorized			7,250

Plan II - Fiscal year 2010 total	1,197	$4.44	6,053

Plan II - Fiscal year 2011 total (b)	2,108	$5.19	3,945

Plan II - First quarter fiscal year 2012 total (c)	2,448	$5.17	1,497

Plan II - Second quarter fiscal year 2012 total	1,497	$4.62	—

Plan II - Fiscal year 2012 total	3,945	$4.96	—

Plan II - Total number of units repurchased	7,250	$4.94	—

Plan III - Number of units authorized (d)			3,000
Plan III - July 2012	—	$—	3,000
Plan III - August 2012	4	$4.26	2,996
Plan III - September 2012	18	$4.25	2,978

Plan III - Fourth quarter fiscal year 2012 total	22	$4.26	2,978

Plan III - Fiscal year 2012 total	22	$4.26	2,978

(a)	Amounts include repurchase costs.
(b)	Fiscal year 2011 common unit repurchases include 1.5 million common units acquired in a private sale.
(c)	December 2011 common unit repurchases include 1.75 million common units acquired in a private sale.
(d)	In July 2012, the Board authorized 3.0 million common units for repurchase.

3) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P. and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

Immaterial Balance Sheet Reclassification and Revision

The accompanying September 30, 2011 balance sheet has been revised from its previous presentation to present certain insurance related assets and liabilities on a gross rather than net basis. The Partnership had recorded on a net basis insurance related receivables and payables for approved second injury fund reimbursements and for losses incurred that were in excess of the applicable self insured retention or deductible. Generally Accepted Accounting Principles (“GAAP”) permit a related asset and liability to be reported on a net basis only when a right of setoff exits, which includes all the conditions of having determinable amounts, rights to set off, intent and lawful enforceability. The Partnership should have grossed up its balance sheet for these amounts rather than offsetting them. This revision, which management has determined to be immaterial, had no impact on previously reported sales, operating expenses, working capital, operating cash flow, or cash position, but does affect certain components of our reconciliation of cash flows from operating activities. The revisions to present these insurance related receivables and payables on a gross basis are as follows:

(in thousands)

	September 30, 2011
	Previously Reported	Adjustment	Revised
Prepaid expenses and other current assets	$22,296	$4,358	$26,654
Total current assets	$299,417	$4,358	$303,775
Total assets	$626,129	$4,358	$630,487
Accrued expenses and other current liabilities	$76,428	$4,358	$80,786
Total current liabilities	$206,436	$4,358	$210,794
Total liabilities and partners’ capital	$626,129	$4,358	$630,487

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

Delivery and Branch Expenses

Delivery and branch expenses include wages and benefits and department related costs for drivers, dispatchers, garage mechanics, customer service, sales and marketing, compliance, credit and branch accounting, information technology, insurance, weather hedge contract costs and recoveries, and operational support.

General and Administrative Expenses

General and administrative expenses include wages and benefits and department related costs for human resources, finance and partnership accounting, administrative support and supply.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Partnership’s best estimate of the amount of trade receivables that may not be collectible. The allowance is determined at an aggregate level by grouping accounts based on the type of account and its receivable aging. The allowance is based on both quantitative and qualitative factors, including historical loss experience, historical collection patterns, overdue status, aging trends, and current economic conditions. The Partnership has an established process to periodically review current and past due trade receivable balances to determine the adequacy of the allowance. No single statistic or measurement determines the adequacy of the allowance. The total allowance reflects management’s estimate of losses inherent in its trade receivables at the balance sheet date. Different assumptions or changes in economic conditions could result in material changes to the allowance for doubtful accounts.

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

Goodwill is the excess of cost over the fair value of net assets in the acquisition of a company. In accordance with FASB ASC 350-10-05 Intangibles-Goodwill and Other, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are annually tested for impairment. Also in accordance with this standard, intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Partnership performs its annual impairment review during its fiscal fourth quarter or more frequently if events or circumstances indicate that the value of goodwill might be impaired.

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

Business Combinations

The Partnership uses the acquisition method of accounting in accordance with FASB ASC 805 Business Combinations. The acquisition method of accounting requires the Partnership to use significant estimates and assumptions, including fair value estimates, as of the business combination date, and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which the amounts recognized for a business combination may be adjusted). Each acquired company’s operating results are included in the Partnership’s consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at the acquisition date fair value. The separately identifiable intangible assets generally are comprised of customer lists, trade names and covenants not to compete. Goodwill is recognized for the excess of the purchase price over the net fair value of assets acquired and liabilities assumed.

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

Impairment of Long-lived Assets

The Partnership reviews intangible assets and other long-lived assets in accordance with FASB ASC 360-10-05-4 Property Plant and Equipment, Impairment or Disposal of Long-Lived Assets subsection, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership determines whether the carrying values of such assets are recoverable over their remaining estimated lives through undiscounted future cash flow analysis. If such a review should indicate that the carrying amount of the assets is not recoverable, the Partnership will reduce the carrying amount of such assets to fair value.

Deferred Charges

Deferred charges represent the costs associated with the issuance of debt instruments and are amortized over the lives of the related debt instruments.

Advertising and Direct Mail Expenses

Advertising and direct mail costs are expensed as they are incurred. Advertising and direct mail expenses were $9.6 million, $9.5 million, and $9.6 million, in 2012, 2011, and 2010, respectively and are recorded in delivery and branch expenses.

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

Derivatives and Hedging

The Financial Accounting Standards Board (“FASB”) ASC 815-10-05 Derivatives and Hedging, requires that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. The Partnership has elected not to designate its derivative instruments as hedging instruments under this guidance, and the changes in fair value of the derivative instruments are recognized in our statement of operations.

Weather Hedge Contract

To partially mitigate the adverse effect of warm weather on cash flows, the Partnership has used weather hedge contracts for a number of years. Weather hedge contracts are recorded in accordance with the intrinsic value method defined by FASB ASC 815-45-15 Derivatives and Hedging, Weather Derivatives (EITF 99-2). The premium paid is included in the caption prepaid expenses and other current assets in the accompanying balance sheets and amortized over the life of the contract, with the intrinsic value method applied at each interim period.

For the fiscal 2012 heating season, the Partnership had a weather hedge contract under which it was entitled to receive a payment of $35,000 per heating degree-day shortfall, when the total number of heating degree-days in the period covered is less than 92.5% of the ten year average (the “Payment Threshold”). The hedge covered the period from November 1, 2011 through March 31, 2012 taken as a whole, and had a maximum payout of $12.5 million. Temperatures for the period November 1, 2011 through March 31, 2012 taken as a whole met the Payment Threshold, and the heating degree-day shortfall during this period resulted in the Partnership contractually recovering the full $12.5 million, which was recorded as a reduction of expenses in the line item delivery and branch expenses in the accompanying statements of operations.

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

Recent Accounting Pronouncements

In the second quarter of fiscal 2012, the Partnership adopted the Financial Accounting Standards Board (“FASB”) provisions of Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (“U.S. GAAP”) and the International Financial Reporting Standards (“IFRS”). This standard provides for a consistent definition of fair value, and changes some fair value measurement principles and disclosure requirements under U.S. GAAP. There was no impact on our results of operations or the amount of assets and liabilities reported.

In the fourth quarter of fiscal 2012, the Partnership adopted the FASB provisions of ASU No. 2011-09, Compensation—Retirement Benefits—Multiemployer Plans (715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. This standard requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures such as significant multiemployer plan names, identifying number, employer contributions, an indication of the plan’s funded status, and the nature of the employer commitments to the plan. There was no impact on our results of operations or the amount of assets and liabilities reported.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (220): Presentation of Comprehensive Income. This standard eliminates the option to present items of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, and instead requires either OCI presentation and net income in a single continuous statement to the statement of operations, or as a separate statement of comprehensive income. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Partnership is required to adopt this standard in the first quarter of fiscal year 2013. In August 2012, the FASB proposed ASU No. 2012-240, Presentation of Items Reclassified Out of Accumulated Other Comprehensive Income. This proposed standard would establish new requirements for disclosing reclassification of items out of OCI. The effective date for this proposed ASU No. 2012-240 is expected in fiscal 2013. The adoption of ASU No. 2011-05 or the proposed ASU No. 2012-240 will not impact our results of operations or the amount of assets and liabilities reported.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (350): Testing Goodwill for Impairment. This standard simplifies how entities test goodwill for impairment by providing for an optional qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the first step, of the two-step goodwill impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, with early adoption permitted. The Partnership has not early adopted this standard and is required to adopt this update in fiscal year 2013. The adoption of ASU No. 2011-08 will not impact our results of operations or the amount of assets and liabilities reported.

4) Quarterly Distribution of Available Cash

The Partnership agreement provides that beginning October 1, 2008, minimum quarterly distributions on the common units will start accruing at the rate of $0.0675 per quarter ($0.27 on an annual basis) in accordance with the Partnership agreement. There were no distributions of available cash by us before February 2009. Thereafter, in general, the Partnership intends to distribute to its partners on a quarterly basis, all of its available cash, if any, in the manner described below. “Available cash” generally means, for any of its fiscal quarters, all cash on hand at the end of that quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the general partners to:

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

For fiscal 2012, 2011, and 2010, cash distributions declared per common unit were $0.310, $0.305, and $0.285, respectively.

For fiscal 2012, 2011, and 2010, $0.1 million, $0.1 million, and $0.1 million, respectively, in incentive distributions were paid to the general partner, exclusive of amounts paid subject to the Management Incentive Plan.

5) Derivatives and Hedging—Disclosures and Fair Value Measurements

The Partnership uses derivative instruments such as futures, options, and swap agreements, in order to mitigate exposure to market risk associated with the purchase of home heating oil for price-protected customers, physical inventory on hand, inventory in transit and priced purchase commitments.

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers as of September 30, 2012 the Partnership had bought 3.3 million gallons of physical inventory and held 7.1 million gallons of swap contracts to buy heating oil with a notional value of $21.1 million and a fair value of $0.8 million, 2.8 million gallons of call options with a notional value of $10.0 million and a fair value of $0.1 million, 6.8 million gallons of put options with a notional value of $16.1 million and a fair value of $0.1 million and 75.2 million net gallons of synthetic calls with a notional value of $237.5 million and a fair value of $3.7 million. To hedge the inter-month differentials for our price-protected customers, its physical inventory on hand, and inventory in transit, the Partnership as of September 30, 2012 had 22.6 million gallons of future contracts to buy heating oil with a notional value of $67.6 million and a fair value of $1.7 million, 26.7 million gallons of future contracts to sell heating oil with a notional value of $80.3 million and a fair value of $(1.9) million, 19.2 million gallons of swap contracts to buy diesel (for NYS ultra-low sulfur heating oil customers) with a notional value of $60.6 million and a fair value of $(0.4) million, and 24.3 million gallons of swap contracts to sell heating oil (including 19.2 million gallons designated for NYS ultra-low sulfur heating oil customers) with a notional value of $75.3 million and a fair value of $(0.3) million. To hedge a portion of its internal fuel usage, the Partnership as of September 30, 2012, had 1.1 million gallons of swap contracts to buy gasoline with a notional value of $2.8 million and a fair value of $0.3 million and 1.1 million gallons of swap contracts to buy diesel with a notional value of $2.9 million and a fair value of $0.3 million.

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

The Partnership’s derivative instruments are with the following counterparties: Cargill, Inc., JPMorgan Chase Bank, N.A., Societe Generale, Bank of America, N.A., Bank of Montreal, Key Bank, N.A., Regions Financial Corporation, Wells Fargo Bank, N.A., and Newedge USA, LLC. The Partnership assesses counterparty credit risk and maintains master netting arrangements with its counterparties to help manage the risks, and records its derivative positions on a net basis. The Partnership periodically assesses counterparty credit risks and adjusts its positions accordingly; the Partnership has taken into account that several of our counterparties have possible exposure to sovereign debt risks. At September 30, 2012, the aggregate cash posted as collateral in the normal course of business at counterparties was $0.5 million. Positions with counterparties who are also parties to our revolving credit facility are collateralized under that facility. As of September 30, 2012, $5.7 million of hedging losses were secured under the revolving credit facility.

FASB ASC 815-10-05, Derivatives and Hedging, requires that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities, along with qualitative disclosures regarding the derivative activity. The Partnership has elected not to designate its derivative instruments as hedging instruments under this standard and the change in fair value of the derivative instruments during the holding period is recognized in our statement of operations in the line item (increase) decrease in the fair value of derivative instruments. Depending on the risk being hedged, realized gains and losses are recorded in cost of product, cost of installations and service, or delivery and branch expenses.

FASB ASC 820-10, Fair Value Measurements and Disclosures, established a three-tier fair value hierarchy, which classified the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Partnership’s Level 1 derivative assets and liabilities represent the fair value of commodity contracts used in its hedging activities that are identical and traded in active markets. The Partnership’s Level 2 derivative assets and liabilities represent the fair value of commodity contracts used in its hedging activities that are valued using either directly or indirectly observable inputs, whose nature, risk and class are similar. No significant transfers of assets or liabilities have been made into and out of the Level 1 or Level 2 tiers. All derivative instruments were non-trading positions. The market prices used to value the Partnership’s derivatives have been determined using the New York Mercantile Exchange (“NYMEX”) and independent third party prices that are reviewed for reasonableness.

The Partnership had no assets or liabilities that are measured at fair value on a nonrecurring basis subsequent to their initial recognition. The Partnership’s financial assets and liabilities measured at fair value on a recurring basis are listed on the following table.

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Instruments Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Asset Derivatives at September 30, 2012
Commodity contracts	Fair asset and fair liability value of derivative instruments	$15,100	$1,749	$13,351	$—

Commodity contract assets at September 30, 2012		$15,100	$1,749	$13,351	$—

Liability Derivatives at September 30, 2012
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(10,549)	$(1,898)	$(8,651)	$—

Commodity contract liabilities at September 30, 2012		$(10,549)	$(1,898)	$(8,651)	$—

Asset Derivatives at September 30, 2011
Commodity contracts	Fair asset and fair liability value of derivative instruments	$41,531	$550	$40,981	$—
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	257	171	86	—

Commodity contract assets at September 30, 2011		$41,788	$721	$41,067	$—

Liability Derivatives at September 30, 2011
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(41,179)	$(602)	$(40,577)	$—
Commodity contracts	Long-term derivative liabilities netted with the deferred charges and other assets, net balance	(96)	(25)	(71)	—

Commodity contract liabilities at September 30, 2011		$(41,275)	$(627)	$(40,648)	$—

(In thousands)

The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized Years Ended September 30,
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	2012	2011	2010
Commodity contracts	Cost of product (a)	$18,636	$(9,089)	$24,412
Commodity contracts	Cost of installations and service (a)	$(284)	$(1,030)	$(958)
Commodity contracts	Delivery and branch expenses (a)	$(82)	$(740)	$(512)
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments	$(8,549)	$2,567	$(5,622)

(a)	Represents realized closed positions and includes the cost of options as they expire.

6) Inventories

The Partnership’s product inventories are stated at the lower of cost or market computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost or market using the FIFO method. The components of inventory were as follows (in thousands):

	September 30,
	2012	2011
Product	$30,786	$64,907
Parts and equipment	16,679	15,629

	$47,465	$80,536

Product inventories were comprised of 9.4 million gallons and 20.8 million gallons on September 30, 2012 and September 30, 2011, respectively. The Partnership has market price based product supply contracts for approximately 219 million home heating oil gallons, that it expects to fully utilize to meet its requirements over the next twelve months.

During fiscal 2012, Global Companies LLC provided approximately 24% of our petroleum product purchases. No other single supplier provided more than 10% of our petroleum product supply during fiscal 2012, however, JPMorgan Ventures Energy Corporation and NIC Holding Corp. (Northville Industries) each provided approximately 9%. During fiscal 2011, Global Companies LLC, NIC Holding Corp. (Northville Industries) and Sunoco Inc. provided 21.6%, 12.6% and 10.9% respectively, of our product purchases. Aside from these three suppliers, no single supplier provided more than 10% of our product supply during fiscal 2011.

7) Property and Equipment

The components of property and equipment and their estimated useful lives were as follows (in thousands):

	September 30,
	2012	2011	Useful Estimated Lives
Land and land improvements	$13,904	$13,769	Land improvements -30 years
Buildings and leasehold improvements	27,354	26,198	1 - 30 years
Fleet and other equipment	47,742	43,541	1 - 25 years
Tanks and equipment	18,792	14,166	20 years
Furniture, fixtures and office equipment	59,268	57,752	3 -10 years

Total	167,060	155,426
Less accumulated depreciation	114,452	108,295

Property and equipment, net	$52,608	$47,131

Depreciation expense was $8.1 million, $7.3 million, and $6.0 million, for the fiscal years ended September 30, 2012, 2011, and 2010 respectively.

8) Goodwill and Other Intangible Assets

Goodwill

Under FASB ASC 350-10-05 Intangibles-Goodwill and Other, goodwill impairment if any, needs to be determined if the net book value of a reporting unit exceeds its estimated fair value. If goodwill of a reporting unit is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill.

The Partnership has selected August 31 of each year to perform its annual impairment review. The evaluations utilize an Income Approach and Market Approach (consisting of the Market Comparable and the Market Transaction Approach), which contain reasonable and supportable assumptions and projections reflecting management’s best estimate in deriving the Partnership’s total enterprise value. The Income Approach calculates over a discrete period the free cash flow generated by the Partnership to determine the enterprise value. The Market Comparable approach compares the Partnership to comparable companies in similar industries to determine the enterprise value. The Market Transaction approach uses exchange prices in actual sales and purchases of comparable businesses to determine the enterprise value.

The total enterprise value as indicated by these two approaches is compared to the Partnership’s book value of net assets and reviewed in light of the Partnership’s market capitalization.

The Partnership performed its annual goodwill impairment valuation in each of the periods ending August 31, 2012, 2011, and 2010, and it was determined based on each year’s analysis that there was no goodwill impairment.

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

A summary of changes in the Partnership’s goodwill during the fiscal years ended September 30, 2012 and 2011 are as follows (in thousands):

Balance as of September 30, 2010	$199,052
Fiscal year 2011 acquisitions	244

Balance as of September 30, 2011	199,296
Fiscal year 2012 acquisitions (see Note 11. Business Combinations)	1,807

Balance as of September 30, 2012	$201,103

Intangibles, net

Intangible assets subject to amortization consist of the following (in thousands):

	September 30,
	2012			2011
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists and other intangibles	$286,783	$212,071	$74,712	$256,172	$203,824	$52,348

Amortization expense for intangible assets was $8.2 million, $10.3 million, and $9.5 million, for the fiscal years ended September 30, 2012, 2011, and 2010, respectively. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ended September 30, 2013 and the four succeeding fiscal years ended September 30, is as follows (in thousands):

Amount
2013	$9,111
2014	$9,035
2015	$8,900
2016	$8,729
2017	$8,209

9) Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows (in thousands):

	September 30,
	2012	2011
Accrued wages and benefits	$15,578	$17,638
Accrued insurance and environmental costs	52,934	51,683
Other accrued expenses and other current liabilities	10,006	11,465

	$78,518	$80,786

10) Long-Term Debt and Bank Facility Borrowings

The Partnership’s debt is as follows (in thousands):

	September 30,
	2012		2011
	Carrying Amount	Estimated Fair Value (a)	Carrying Amount	Estimated Fair Value (a)
8.875% Senior Notes (b)	$124,357	$126,563	$124,263	$127,500
Revolving Credit Facility Borrowings (c)	—	—	—	—

Total debt	$124,357	$126,563	$124,263	$127,500

Total long-term portion of debt	$124,357	$126,563	$124,263	$127,500

(a)	The Partnership’s fair value estimates of long-term debt are made at a specific point in time, based on relevant market information, open market quotations and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the estimates.

(b)	The 8.875% Senior Notes were originally issued in November 2010 in a private placement offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, and in February 2011, were exchanged for substantially identical public notes registered with the Securities and Exchange Commission. These public notes mature in December 2017 and accrue interest at an annual rate of 8.875% requiring semi-annual interest payments on June 1 and December 1 of each year. The discount on these notes was $0.6 million at September 30, 2012. Under the terms of the indenture, these notes permit restricted payments after passing certain financial tests. The Partnership can incur debt up to $100 million for acquisitions and can also pay restricted payments of $22.0 million without passing certain financial tests.

(c)	In June 2011, the Partnership entered into an amended and restated asset based revolving credit facility agreement with a bank syndication comprised of fifteen banks. The amended and restated revolving credit facility expires in June 2016. In November 2011, the Partnership exercised the provision under this agreement to expand the facility by an additional $50 million. Under this agreement, the Partnership may borrow up to $250 million ($350 million during the heating season from December to April each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios) and may issue up to $100 million in letters of credit. The Partnership can increase the facility size by $100 million without the consent of the bank group. The bank group is not obligated to fund the $100 million increase. If the bank group elects not to fund the increase, the Partnership can add additional lenders to the group, with the consent of the agent (as appointed in the revolving credit facility agreement), which shall not be unreasonably withheld.

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

The amended and restated revolving credit facility prohibits certain activities including investments, acquisitions, asset sales, inter-company dividends or distributions (including those needed to pay interest or principal on the 8.875% senior notes), except to the Partnership or a wholly owned subsidiary of the Partnership, if the relevant covenant described above has not been met. The occurrence of an event of default or an acceleration under the amended and restated revolving credit facility would result in the Partnership’s inability to obtain further borrowings under that facility, which could adversely affect its results of operations. Such a default may also restrict the ability of the Partnership to obtain funds from its subsidiaries in order to pay interest or pay down debt. An acceleration under the amended and restated revolving credit facility would result in a default under the Partnership’s other funded debt.

At September 30, 2012, no amount was outstanding under the revolving credit facility and $42.8 million of letters of credit were issued. At September 30, 2011, no amount was outstanding under the revolving credit facility and $46.7 million of letters of credit were issued.

As of September 30, 2012, availability was $179.2 million, the restricted net assets totaled approximately $378 million and the Partnership was in compliance with the fixed charge coverage ratio. Restricted net assets are assets in the Partnership’s subsidiaries the distribution or transfer of which to Star Gas Partners, L.P. are subject to limitations under its revolving credit facility. As of September 30, 2011, availability was $162.4 million, the restricted net assets totaled approximately $390 million and the Partnership was in compliance with the fixed charge coverage ratio.

In July 2011, the Partnership’s shelf registration became effective, providing for the sale of up to $250 million in one or more offerings of common units representing limited partnership interests, partnership securities and debt securities; which may be secured or unsecured senior debt securities or secured or unsecured subordinated debt securities. As of September 30, 2012, no offerings under this shelf registration have occurred.

As of September 30, 2012, the maturities including working capital borrowings during fiscal years ending September 30, are set forth in the following table (in thousands):

2013	$—
2014	$—
2015	$—
2016	$—
2017	$—
Thereafter	$125,000

11) Business Combinations

During fiscal 2012, the Partnership acquired seven heating oil and propane dealers. The aggregate purchase price was approximately $39.2 million, with $32.4 million of the gross purchase price allocated to intangible assets and $8.0 million to fixed assets, reduced by working capital credits of $1.2 million. The operating results of these seven acquisitions have been included in the Partnership’s consolidated financial statements since the date of acquisition, and are not material to the Partnership’s financial condition, results of operations, or cash flows. The fair values of the assets acquired and liabilities assumed are comprised primarily of intangibles and certain working capital items which are reflected in the Consolidated Balance Sheet as of September 30, 2012.

During fiscal 2011, the Partnership acquired four retail heating oil and propane dealers. The aggregate purchase price was approximately $9.7 million, with $4.3 million of the gross purchase price allocated to intangible assets and $3.5 million to fixed assets and other long term assets, and working capital of $1.9 million.

During fiscal 2010, the Partnership acquired five retail heating oil dealers. The aggregate purchase price was approximately $68.8 million, with $64.1 million of the gross purchase price allocated to intangible assets, $7.6 million to fixed assets, and $4.2 million to working capital, reduced by long term deferred tax liabilities of $7.1 million.

12) Employee Benefit Plans

Defined Contribution Plans

The Partnership has two 401(k) plans that cover eligible non-union and union employees. Subject to IRS limitations, the 401(k) plans provide for each participant to contribute from 0% to 60% of compensation. For most participants, the Partnership generally can make a 4% (to a maximum of 5.5% for participants who had 10 or more years of service at the time the Defined Benefit Plans were frozen and who have reached the age 55) core contribution of a participant’s compensation and generally can match 2/3 of each amount a participant contributes up to a maximum of 2.0% of a participant’s compensation. However, participants at specific operating locations that participate in these plans are only eligible for an employer discretionary pretax matching contribution and/or an annual employer discretionary profit sharing contribution. The Partnership’s aggregate contributions to the 401(k) plans during fiscal 2012, 2011, and 2010, were $4.5 million, $4.7 million, and $4.4 million, respectively.

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

The Partnership distributed approximately $277,000 during fiscal 2012, $261,000 during fiscal 2011 and $116,000 during fiscal 2010 in Incentive Distributions, of which named executive officers received approximately $99,000 during fiscal 2012, $92,000 during fiscal 2011 and $40,000 during fiscal 2010 under its long-term incentive plan. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its General Partner Units within the next twelve months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

Multiemployer Pension Plans

We contribute to various multiemployer union administered pension plans under the terms of collective bargaining agreements that provide for such plans for covered union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the remaining participating employers may be required to bear the unfunded obligations of the plan. If we choose to stop participating in a multiemployer plan, we may be required to pay a withdrawal liability based on the underfunded status of the plan. However, cessation of participation in a multiemployer plan and subsequent payment of any withdrawal liability is subject to the collective bargaining process.

The following table outlines our participation and contributions to multiemployer pension plans for the periods ended September 30, 2012, 2011 and 2010. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act Zone Status for 2012 and 2011 relates to the plans’ two most recent fiscal year-ends, based on information received from the plans and are certified by the plans’ actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Certain plans have been aggregated in the All Other Multiemployer Pension Plans line of the following table, as our participation in each of these individual plans are not significant.

For the Westchester Teamsters Pension Fund, Local 553 Pension Fund and Local 463 Pension Fund, we provided more than 5 percent of the total plan contributions from all employers for 2012, 2011 and 2010, as disclosed in the respective plan’s Form 5500. The collective bargaining agreements of these plans require contributions based on the hours worked and there are no minimum contributions required.

		Pension Protection Act Zone Status		FIP / RP Status	Partnership Contributions (in thousands)
Pension Fund	EIN / Pension Plan Number	2012	2011	Pending / Implemented	2012	2011	2010	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
New England Teamsters & Trucking Industry Pension Fund	04-6372430 / 001	Yellow	Red	N/A	$2,532	$2,512	$2,790	No	03/31/2014
Westchester Teamsters Pension Fund	13-6123973 / 001	Green	Green	N/A	771	817	908	No	01/31/2014
Local 553 Pension Fund	13-6637826 / 001	Green	Green	N/A	2,152	2,082	2,313	No	01/15/2014
Local 463 Pension Fund	11-1800729 / 001	Green	Red	N/A	155	155	172	No	02/28/2014
All Other Multiemployer Pension Plans					1,627	1,364	1,514

				Total Contributions	$7,237	$6,930	$7,697

Defined Benefit Plans

The Partnership accounts for its two frozen defined benefit pension plans (“the Plan”) in accordance with FASB ASC 715-10-05 Compensation-Retirement Benefits. The Partnership has no post-retirement benefit plans.

The following table provides the net periodic benefit cost for the period, a reconciliation of the changes in the Plan assets, projected benefit obligations, and the amounts recognized in other comprehensive income and accumulated other comprehensive income at the dates indicated using a measurement date of September 30 (in thousands):

Debit / (Credit)	Net Periodic Pension Cost in Income Statement	Cash	Fair Value of Pension Plan Assets	Projected Benefit Obligation	Other Comprehensive (Income) / Loss	Gross Pension Related Accumulated Other Comprehensive Income
Fiscal Year 2010
Beginning balance			$37,587	$(62,265)		$31,235

Interest cost	3,250			(3,250)
Actual return on plan assets	(2,666)		2,666
Employer contributions		(13,107)	13,107
Benefit payments			(4,037)	4,037
Investment and other expenses	(460)			460
Difference between actual and expected return on plan assets	276				(276)
Anticipated expenses	188			(188)
Actuarial loss				(4,716)	4,716
Amortization of unrecognized net actuarial loss	2,463				(2,463)

Annual cost/change	$3,051	$(13,107)	11,736	(3,657)	$1,977	1,977

Ending balance			$49,323	$(65,922)		$33,212

Funded status at the end of the year				$(16,599)

Fiscal Year 2011
Interest cost	2,993			(2,993)
Actual return on plan assets	(3,984)		3,984
Employer contributions		(3,224)	3,224
Benefit payments			(4,097)	4,097
Investment and other expenses	(377)			377
Difference between actual and expected return on plan assets	597				(597)
Anticipated expenses	246			(246)
Actuarial loss				(3,191)	3,191
Amortization of unrecognized net actuarial loss	2,765				(2,765)

Annual cost/change	$2,240	$(3,224)	3,111	(1,956)	$(171)	(171)

Ending balance			$52,434	$(67,878)		$33,041

Funded status at the end of the year				$(15,444)

Fiscal Year 2012
Interest cost	2,858			(2,858)
Actual return on plan assets	(8,727)		8,727
Employer contributions		(3,365)	3,365
Benefit payments			(4,223)	4,223
Investment and other expenses	(374)			374
Difference between actual and expected return on plan assets	5,075				(5,075)
Anticipated expenses	262			(262)
Actuarial loss				(6,650)	6,650
Amortization of unrecognized net actuarial loss	2,751				(2,751)

Annual cost/change	$1,845	$(3,365)	7,869	(5,173)	$(1,176)	(1,176)

Ending balance			$60,303	$(73,051)		$31,865

Funded status at the end of the year				$(12,748)

At September 30, 2012 and 2011, the amounts included on the balance sheet in other long-term liabilities were $12.7 million and $15.4 million, respectively.

The $31.9 million net actuarial loss balance at September 30, 2012 for the two frozen defined benefit pension plans in accumulated other comprehensive income will be recognized and amortized into net periodic pension costs as an actuarial loss in future years. The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year is $2.7 million.

	September 30,
	2012	2011	2010
Weighted-Average Assumptions Used in the Measurement of the Partnership’s Benefit Obligation
Discount rate at year end date	3.50%	4.35%	4.70%
Expected return on plan assets for the year ended	7.75%	7.75%	7.75%
Rate of compensation increase	N/A	N/A	N/A

The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets determined using fair value.

The Partnership’s expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held, and the current economic environment. The Partnership revised its return on plan assets assumption to 7.00% per annum effective fiscal year 2013.

The discount rate used to determine net periodic pension expense for fiscal year 2012, 2011 and 2010 was 4.35%, 4.70% and 5.40% respectively. The discount rate used by the Partnership in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments.

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

The fair values and percentage of the Partnership’s pension plan assets by asset category are as follows (in thousands):

	Level 1	Level 2	Level 3	Total	Concentration Percentage
Asset Category at September 30, 2012
Corporate and U.S. government bond fund (1)	33,377	—	—	33,377	55%
U.S. government and agency debt securities (1)	2,707	—	—	2,707	4%
U.S. large-cap equity (1)	17,967	—	—	17,967	30%
International equity (1)	5,938	—	—	5,938	10%
Cash	314	—	—	314	1%

Total	60,303	—	—	60,303	100%

(1)	Represent investments in Vanguard funds that seek to replicate the asset category description.

The Partnership expects to make pension contributions of approximately $3.6 million in fiscal 2013.

Expected benefit payments over each of the next five years will total approximately $4.4 million per year. Expected benefit payments for the five years thereafter will aggregate approximately $21.3 million.

13) Income Taxes

Income tax expense is comprised of the following for the indicated periods (in thousands):

	Years Ended September 30,
	2012	2011	2010
Current:
Federal	$2,168	$3,216	$726
State	1,495	3,676	1,575
Deferred	12,913	15,831	13,331

	$16,576	$22,723	$15,632

The provision for income taxes differs from income taxes computed at the Federal statutory rate as a result of the following (in thousands):

	Years Ended September 30,
	2012	2011	2010
Income from continuing operations before taxes	$42,565	$47,067	$43,952

Provision for income taxes:
Tax at Federal statutory rate	$14,898	$16,473	$15,383
Impact of Partnership income or loss not subject to federal income taxes	697	1,631	1,239
State taxes net of federal benefit	2,801	3,493	3,087
Permanent differences	28	54	(44)
Change in valuation allowance	(14)	672	(3,928)
Change in unrecognized tax benefit	(1,669)	189	667
Other	(165)	211	(772)

	$16,576	$22,723	$15,632

The components of the net deferred taxes and the related valuation allowance for the years ended September 30, 2012 and September 30, 2011 using current tax rates are as follows (in thousands):

	September 30,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$8,626	$9,263
Vacation accrual	2,586	2,687
Pension accrual	5,201	6,308
Allowance for bad debts	2,845	4,328
Fair value of derivative instruments	—	3,060
Insurance accrual	18,085	17,520
Inventory	869	702
Alternative minimum tax credit carryforward	261	261
Other, net	2,188	2,523

Total deferred tax assets	40,661	46,652
Valuation allowance	(658)	(672)

Net deferred tax assets	$40,003	$45,980

Deferred tax liabilities:
Property and equipment	$1,947	$1,077
Intangibles	20,164	14,102
Fair value of derivative instruments	484	—

Total deferred tax liabilities	$22,595	$15,179

Net deferred taxes	$17,408	$30,801

As of the calendar tax year ended December 31, 2011, Star Acquisitions, a wholly-owned subsidiary of the Partnership, had an estimated Federal net operating loss carry forward (“NOLs”) of approximately $12.8 million. The Federal NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income but are also subject to annual limitations of between $1.0 million and $2.2 million.

FASB ASC 740-10-05-6 Income Taxes, Uncertain Tax Position, provides financial statement accounting guidance for uncertainty in income taxes and tax positions taken or expected to be taken in a tax return. At September 30, 2012, we had unrecognized income tax benefits totaling $0.7 million. These unrecognized tax benefits are primarily the result of State tax uncertainties. If recognized, these tax benefits would be recorded as a benefit to the effective tax rate.

Tax Uncertainties (in thousands)

Balance at September 30, 2011	$2,524
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	578
Reduction for tax positions of prior years	(1,972)
Reductions due to lapse in statue of limitations/settlements	(430)

Balance at September 30, 2012	$700

We believe that the total liability for unrecognized tax benefits will not materially change during the next 12 months ending September 30, 2013. Our continuing practice is to recognize interest related to income tax matters as a component of income tax expense. We file U.S. Federal income tax returns and various state and local returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. For our Federal income tax returns we have four tax years subject to examination. In our major state tax jurisdictions of New York, Connecticut, Pennsylvania and New Jersey, we have four, four, four, and five tax years, respectively, that are subject to examination. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, based on our assessment of many factors including past experience and interpretation of tax law, we believe that our provision for income taxes reflect the most probable outcome. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

14) Lease Commitments

The Partnership has entered into certain operating leases for office space, trucks and other equipment. The future minimum rental commitments at September 30, 2012 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2013	$12,981
2014	11,503
2015	10,096
2016	8,040
2017	5,264
Thereafter	6,821

Total future minimum lease payments	$54,705

Rent expense for the fiscal years ended September 30, 2012, 2011, and 2010, was $14.2 million, $13.8 million, and $13.3 million, respectively.

15) Supplemental Disclosure of Cash Flow Information

	Years Ended September 30,
(in thousands)	2012	2011	2010
Cash paid during the period for:
Income taxes, net	$6,175	$9,215	$2,061
Interest	$14,487	$12,994	$14,836
Debt redemption premium	$—	$1,409	$854
Non-cash financing activities:
Increase (decrease) in interest expense—amortization of debt discount 8.875% and debt premium 10.25%	$94	$52	$(132)
Decrease in net debt premium attributable to redemption of debt	$—	$247	$203

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

17) Earnings Per Limited Partner Units

The following table presents the net income allocation and per unit data in accordance with FASB ASC 260-10-45-60 Earnings per Share, Master Limited Partnerships (EITF 03-06):

Basic and Diluted Earnings Per Limited Partner: (in thousands, except per unit data)	Years Ended September 30,
	2012	2011	2010
Net income	$25,989	$24,344	$28,320
Less General Partners’ interest in net income	136	115	128

Net income available to limited partners	25,853	24,229	28,192
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60 *	1,142	574	1,258

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$24,711	$23,655	$26,934

Per unit data:
Basic and diluted net income available to limited partners	$0.42	$0.36	$0.40
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60 *	0.02	0.01	0.02

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$0.40	$0.35	$0.38

Weighted average number of Limited Partner units outstanding	61,931	66,822	70,019

*	In any accounting period where the Partnership’s aggregate net income exceeds its aggregate distribution for such period, the Partnership is required as per FASB ASC 260-10-45-60 to present net income per limited partner unit as if all of the earnings for the period were distributed, based on the contractual participation rights of the security to share in earnings, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective. This allocation does not impact the Partnership’s overall net income or other financial results.

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

	Three Months Ended
	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
(in thousands - except per unit data)	2011	2012	2012	2012	Total
Sales	$461,474	$629,592	$232,476	$174,046	$1,497,588
Gross profit for product, installation and service	92,450	125,994	46,550	32,783	297,777
Operating income (loss)	8,581	72,879	(20,051)	(7,543)	53,866
Income (loss) before income taxes	5,583	69,873	(22,434)	(10,457)	42,565
Net income (loss)	2,931	40,482	(11,789)	(5,635)	25,989
Limited Partner interest in net income (loss)	2,916	40,269	(11,727)	(5,605)	25,853
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.05	$0.55	$(0.19)	$(0.09)	$0.40

	Three Months Ended
	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
(in thousands - except per unit data)	2010	2011	2011	2011	Total
Sales	$459,501	$731,865	$246,772	$153,172	$1,591,310
Gross profit for product, installation and service	105,207	166,636	51,633	30,493	353,969
Operating income (loss)	43,651	87,959	(28,266)	(41,297)	62,047
Income (loss) before income taxes	37,569	84,149	(30,784)	(43,867)	47,067
Net income (loss)	20,558	48,681	(18,197)	(26,698)	24,344
Limited Partner interest in net income (loss)	20,459	48,445	(18,109)	(26,566)	24,229
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.26	$0.61	$(0.27)	$(0.40)	$0.35

(a)	The sum of the quarters do not add-up to the total due to the weighting of Limited Partner Units outstanding, rounding or the theoretical effects of FASB ASC 260-10-45-60 to Master Limited Partners earnings per unit.

19) Subsequent Events

Storm Sandy

On October 29, 2012, storm Sandy made landfall in our service area, resulting in widespread power outages for a number of our customers. Certain third-party terminals at which we purchase and store liquid product were closed for a short period due to damage sustained from the storm or by the loss of power. During the period subsequent to storm Sandy, our operations and systems functioned without any meaningful disruptions.

Deliveries of home heating oil and propane were less than expected for certain of our customers who were without power for the approximate two week period subsequent to storm Sandy. However, our sales of diesel fuel for the weeks after the storm have increased and we have also experienced an increase in service and installation billing as well as the related costs to provide these services. We are continuing to assess the impact of storm Sandy on our operating results and expect to provide further information when we report our results of operations for the fiscal quarter ended December 31, 2012.

Quarterly Distribution Declared

On October 26, 2012, we declared a quarterly distribution of $0.0775 per unit, or $0.31 per unit on an annualized basis, on all common units in respect of the fourth quarter of fiscal 2012 payable on November 14, 2012 to holders of record on November 5, 2012. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to the holders of common units and 10% to the holders of the General Partner units (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $4.7 million will be paid to the common unit holders, $0.06 million to the General Partner (including $0.03 million of incentive distributions) and $0.03 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Units Repurchased and Retired

In accordance with the common unit repurchase program authorized by the Board of Directors in July 2012, during the first two months of fiscal 2013 the Partnership repurchased and retired 0.7 million common units at an average price paid of $4.21 per unit.

Schedule I

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	September 30,
(in thousands)	2012	2011
Balance Sheets

ASSETS
Current assets
Cash and cash equivalents	$317	$294
Prepaid expenses and other current assets	268	522

Total current assets	585	816

Investment in subsidiaries (a)	387,799	400,048
Deferred charges and other assets, net	2,997	3,328

Total Assets	$391,381	$404,192

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accrued expenses	$4,706	$4,969

Total current liabilities	4,706	4,969

Long-term debt (b)	124,357	124,263
Other long-term liabilities	2,173	2,327
Partners’ capital	260,145	272,633

Total Liabilities and Partners’ Capital	$391,381	$404,192

(a)	Investments in Star Acquisitions, Inc. and subsidiaries are recorded in accordance with the equity method of accounting.
(b)	Scheduled principal repayments of long-term debt during each of the next five fiscal years ending September 30, are as follows: 2013—$0; 2014—$0; 2015—$0; 2016—$0; 2017—$0; thereafter —$125,000. The $125,000 8.875% Senior Notes mature in December 2017.

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2012	2011	2010
Statements of Operations
Revenues	$—	$—	$—
General and administrative expenses	2,019	2,026	2,231

Operating loss	(2,019)	(2,026)	(2,231)
Net interest expense	(11,188)	(11,638)	(10,299)
Amortization of debt issuance costs	(330)	(501)	(336)
Gain (loss) on redemption of debt	—	(1,700)	(1,132)

Net loss before equity income	(13,537)	(15,865)	(13,998)
Equity income of Star Petro Inc. and subs	39,526	40,209	42,426

Net income	$25,989	$24,344	$28,428

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2012	2011	2010
Statements of Cash Flows

Cash flows provided by (used in) operating activities:
Net cash provided by (used in) operating activities (a)	$39,196	$(4,813)	$104,625

Cash flows provided by (used in) investing activities:

Net cash provided by (used in) investing activities	—	—	—

Cash flows provided by (used in) financing activities:
Repayment of debt	—	(82,499)	(50,854)
Proceeds from the issuance of debt	—	124,188	—
Debt extinguishment costs	—	(1,409)	—
Distributions	(19,525)	(20,677)	(20,353)
Unit repurchase	(19,648)	(10,949)	(33,234)
Increase in deferred charges	—	(3,777)	—

Net cash provided by (used in) financing activities	(39,173)	4,877	(104,441)

Net increase in cash	23	64	184
Cash and cash equivalents at beginning of period	294	230	46

Cash and cash equivalents at end of period	$317	$294	$230

(a) Includes distributions from subsidiaries	$39,173	$32,579	$117,310

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2012, 2011 and 2010

(in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs & Expenses	Other Changes Add (Deduct)		Balance at End of Year
2012	Allowance for doubtful accounts	$9,530	$6,113	$(8,757	) (a)	$6,886
2011	Allowance for doubtful accounts	$5,443	$10,388	$(6,301	) (a)	$9,530
2010	Allowance for doubtful accounts	$6,267	$5,279	$(6,103	) (a)	$5,443

(a)	Bad debts written off (net of recoveries).