Form 10-Q
period 2013-02-18
STAR GAS PARTNERS LP
filed 2013-05-08
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At April 30, 2013, the registrant had 59,516,465 common units outstanding.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2013	September 30, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,568	$108,091
Receivables, net of allowance of $10,820 and $6,886, respectively	290,634	88,267
Inventories	41,716	47,465
Fair asset value of derivative instruments	532	5,004
Current deferred tax assets, net	12,095	25,844
Prepaid expenses and other current assets	24,885	26,848

Total current assets	380,430	301,519

Property and equipment, net	50,608	52,608
Goodwill	201,103	201,103
Intangibles, net	70,156	74,712
Deferred charges and other assets, net	8,489	9,405

Total assets	$710,786	$639,347

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$26,467	$22,583
Revolving credit facility borrowings	61,048	—
Fair liability value of derivative instruments	2,599	453
Accrued expenses and other current liabilities	110,319	78,518
Unearned service contract revenue	45,662	40,799
Customer credit balances	23,587	85,976

Total current liabilities	269,682	228,329

Long-term debt	124,408	124,357
Long-term deferred tax liabilities, net	3,880	8,436
Other long-term liabilities	15,527	18,080
Partners’ capital
Common unitholders	323,010	286,819
General partner	264	97
Accumulated other comprehensive loss, net of taxes	(25,985)	(26,771)

Total partners’ capital	297,289	260,145

Total liabilities and partners’ capital	$710,786	$639,347

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per unit data - unaudited)	2013	2012	2013	2012
Sales:
Product	$732,949	$584,208	$1,187,419	$990,877
Installations and service	52,190	45,384	114,245	100,189

Total sales	785,139	629,592	1,301,664	1,091,066
Cost and expenses:
Cost of product	571,790	459,224	928,403	775,897
Cost of installations and service	51,338	44,374	108,559	96,725
(Increase) decrease in the fair value of derivative instruments	(3,447)	(16,981)	4,518	(9,863)
Delivery and branch expenses	83,322	61,713	151,709	129,470
Depreciation and amortization expenses	4,321	3,829	8,679	7,458
General and administrative expenses	4,761	4,554	9,252	9,919

Operating income	73,054	72,879	90,544	81,460
Interest expense	(4,024)	(3,829)	(7,451)	(7,281)
Interest income	2,184	1,208	3,282	1,936
Amortization of debt issuance costs	(418)	(385)	(910)	(659)

Income before income taxes	70,796	69,873	85,465	75,456
Income tax expense	29,117	29,391	34,034	32,043

Net income	$41,679	$40,482	$51,431	$43,413

General Partner’s interest in net income	225	213	278	228

Limited Partners’ interest in net income	$41,454	$40,269	$51,153	$43,185

Basic and Diluted income per Limited Partner Unit (1)	$0.58	$0.55	$0.72	$0.59

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	59,837	61,474	60,192	62,839

(1)	See Note 13 - Earnings (Loss) Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands - unaudited)	2013	2012	2013	2012
Net income	$41,679	$40,482	$51,431	$43,413

Other comprehensive income:
Unrealized gain on pension plan obligation (1)	664	688	1,328	1,376
Tax effect of unrealized gain on pension plan	(271)	(280)	(542)	(561)

Total other comprehensive income	393	408	786	815

Total comprehensive income	$42,072	$40,890	$52,217	$44,228

(1)	These items are included in the computation of net periodic pension cost. See Note 9 - Employee Benefit Plan.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Number of Units
(in thousands)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2012	61,002	326	$286,819	$97	$(26,771)	$260,145
Net income	—	—	51,153	278	—	51,431
Unrealized gain on pension plan obligation (1)	—	—	—	—	1,328	1,328
Tax effect of unrealized gain on pension plan	—	—	—	—	(542)	(542)
Distributions	—	—	(9,367)	(111)	—	(9,478)
Retirement of units (2)	(1,325)	—	(5,595)	—	—	(5,595)

Balance as of March 31, 2013 (unaudited)	59,677	326	$323,010	$264	$(25,985)	$297,289

(1)	These items are included in the computation of net periodic pension costs. See Note 9—Employee Benefit Plan.
(2)	See Note 3—Common Unit Repurchase and Retirement.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
(in thousands - unaudited)	2013	2012
Cash flows provided by (used in) operating activities:
Net income	$51,431	$43,413

Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	4,518	(9,863)
Depreciation and amortization	9,589	8,117
Provision for losses on accounts receivable	6,203	6,249
Change in deferred taxes	8,651	22,930
Changes in operating assets and liabilities:
Increase in receivables	(208,565)	(111,154)
Decrease in inventories	5,749	36,115
Increase in weather hedge contract receivable	—	(12,500)
Decrease in other assets	4,071	8,896
Increase (decrease) in accounts payable	3,884	(4,148)
Decrease in customer credit balances	(62,389)	(36,302)
Increase in other current and long-term liabilities	35,489	12,487

Net cash used in operating activities	(141,369)	(35,760)

Cash flows provided by (used in) investing activities:
Capital expenditures	(2,138)	(2,659)
Proceeds from sales of fixed assets	45	272
Acquisitions	—	(26,157)

Net cash used in investing activities	(2,093)	(28,544)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	111,542	86,252
Revolving credit facility repayments	(50,494)	(53,849)
Distributions	(9,478)	(9,954)
Unit repurchases	(5,595)	(19,555)
Deferred charges	(36)	(326)

Net cash provided by financing activities	45,939	2,568

Net decrease in cash and cash equivalents	(97,523)	(61,736)

Cash and cash equivalents at beginning of period	108,091	86,789

Cash and cash equivalents at end of period	$10,568	$25,053

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil and propane distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat their homes and buildings. Star Gas Partners is a master limited partnership, which at March 31, 2013, had outstanding 59.7 million common units (NYSE: “SGU”), representing the 99.46% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing the 0.54% general partner interest in Star Gas Partners.

The Partnership is organized as follows:

•

The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “General Partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership’s operations are conducted through Petro Holdings, Inc. and its subsidiaries (“Petro”). Petro is a Minnesota corporation that is an indirect wholly-owned subsidiary of the Partnership. Petro is subject to Federal and state corporation income taxes. Petro is a Northeast and Mid-Atlantic region retail distributor of home heating oil and propane that at March 31, 2013, served approximately 412,000 full-service residential and commercial home heating oil and propane customers. Petro also sold home heating oil, gasoline and diesel fuel to approximately 54,600 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers, and provided ancillary home services, including home security and plumbing, to approximately 11,600 customers.

•

Star Gas Finance Company is a 100% owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of its $125 million (excluding discount) 8.875% Senior Notes outstanding at March 31, 2013, that are due 2017. The Partnership is dependent on distributions, including inter-company interest payments from its subsidiaries, to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations. (See Note 8—Long-Term Debt and Bank Facility Borrowings)

2) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P. and its subsidiaries. All material inter-company items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Partnership’s business, the results of operations and cash flows for the six month period ended March 31, 2013 and March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. This standard requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The amendments require added disclosures about financial instruments and derivative instruments that are either (1) offset in accordance with other GAAP or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset on the balance sheet. This new guidance is effective for annual reporting periods beginning in the first quarter of fiscal year 2014. The adoption of ASU No. 2011-11 will not impact our results of operations or the amount of assets and liabilities reported. We are currently evaluating the impact on our disclosures.

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

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased as Part of a Publicly Announced Plan or Program	Average Price Paid per Unit (a)	Maximum Number of Units that May Yet Be Purchased Under the Program
Plan III - Number of units authorized			3,000

Plan III - Fiscal year 2012 total	22	$4.26	2,978

Plan III - October 2012	39	$4.28	2,939
Plan III - November 2012	645	$4.20	2,294
Plan III - December 2012	331	$4.13	1,963

Plan III - First quarter fiscal year 2013 total	1,015	$4.18

Plan III - January 2013	91	$4.25	1,872
Plan III - February 2013	—	$—	1,872
Plan III - March 2013	219	$4.40	1,653

Plan III - Second quarter fiscal year 2013 total	310	$4.36

Plan III - Six months fiscal year 2013 total	1,325	$4.22

(a)	Amounts include repurchase costs.

4) Derivatives and Hedging—Disclosures and Fair Value Measurements

The Partnership uses derivative instruments such as futures, options and swap agreements in order to mitigate exposure to market risk associated with the purchase of home heating oil for price-protected customers, physical inventory on hand, inventory in transit and priced purchase commitments.

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers as of March 31, 2013, the Partnership held 0.7 million gallons of physical inventory and held 5.0 million gallons of swap contracts to buy heating oil, 0.9 million gallons of call options, 3.7 million gallons of put options and 45.4 million net gallons of synthetic calls. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of March 31, 2013, had 48.5 million gallons of future contracts to buy heating oil, 54.3 million gallons of future contracts to sell heating oil and 3.0 million gallons of swap contracts to sell heating oil. To hedge a majority of its internal fuel usage for fiscal 2013, the Partnership as of March 31, 2013, had 0.5 million gallons of swap contracts to buy gasoline and 0.3 million gallons of swap contracts to buy diesel.

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers as of March 31, 2012, the Partnership held 0.4 million gallons of physical inventory and held 5.2 million gallons of swap contracts to buy heating oil, 0.8 million gallons of call options, 3.6 million gallons of put options and 42.3 million net gallons of synthetic calls. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of March 31, 2012, had 34.5 million gallons of future contracts to buy heating oil, 37.5 million gallons of future contracts to sell heating oil and 3.9 million gallons of swap contracts to sell heating oil. To hedge a majority of its internal fuel usage for fiscal 2012, the Partnership as of March 31, 2012, had 0.8 million gallons of swap contracts to buy gasoline and 0.4 million gallons of swap contracts to buy diesel.

The Partnership’s derivative instruments are with the following counterparties: JPMorgan Chase Bank, N.A., Cargill, Inc., Wells Fargo Bank, N.A., Societe Generale, Key Bank, N.A., Bank of Montreal, Regions Financial Corporation and Bank of America, N.A. The Partnership assesses counterparty credit risk and maintains master netting arrangements with counterparties to help manage the risks, and record derivative positions on a net basis. The Partnership considers counterparty credit risk to be low. At March 31, 2013, the aggregate cash posted as collateral in the normal course of business at counterparties was $0.6 million. Positions with counterparties who are also parties to our revolving credit facility are collateralized under that facility. As of March 31, 2013, $7.0 million of hedge positions were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Balance Sheet Location	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Asset Derivatives at March 31, 2013
Commodity contracts	Fair asset and fair liability value of derivative instruments	$7,405	$1,270	$6,135	$—

Commodity contract assets at March 31, 2013		$7,405	$1,270	$6,135	$—

Liability Derivatives at March 31, 2013
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(9,472)	$(1,623)	$(7,849)	$—

Commodity contract liabilities at March 31, 2013		$(9,472)	$(1,623)	$(7,849)	$—

Asset Derivatives at September 30, 2012
Commodity contracts	Fair asset and fair liability value of derivative instruments	$15,100	$1,749	$13,351	$—

Commodity contract assets at September 30, 2012		$15,100	$1,749	$13,351	$—

Liability Derivatives at September 30, 2012
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(10,549)	$(1,898)	$(8,651)	$—

Commodity contract liabilities at September 30, 2012		$(10,549)	$(1,898)	$(8,651)	$—

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
Derivatives Not
Designated as Hedging	Location of (Gain) or Loss	Amount of (Gain) or Loss Recognized
Instruments Under	Recognized in Income on	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
FASB ASC 815-10	Derivative	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Commodity contracts	Cost of product (a)	$8,544	$15,916	$13,420	$15,324
Commodity contracts	Cost of installations and service (a)	$(245)	$(156)	$(334)	$(104)
Commodity contracts	Delivery and branch expenses (a)	$(118)	$(98)	$(203)	$(90)
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments	$(3,447)	$(16,981)	$4,518	$(9,863)

(a)	Represents realized closed positions and includes the cost of options as they expire.

5) Inventories

The Partnership’s product inventories are stated at the lower of cost or market computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost or market using the FIFO method. The components of inventory were as follows (in thousands):

	March 31, 2013	September 30, 2012
Product	$24,123	$30,786
Parts and equipment	17,593	16,679

Total inventory	$41,716	$47,465

6) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	March 31, 2013	September 30, 2012
Property and equipment	$166,904	$167,060
Less: accumulated depreciation	116,296	114,452

Property and equipment, net	$50,608	$52,608

7) Other Intangible Assets

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	March 31, 2013			September 30, 2012
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists and other intangibles	$286,783	$216,627	$70,156	$286,783	$212,071	$74,712

Amortization expense for intangible assets was $4.6 million for the six months ended March 31, 2013, compared to $3.5 million for the six months ended March 31, 2012. Total estimated annual amortization expense related to intangible assets subject to amortization, for the fiscal year ending September 30, 2013, and the four succeeding fiscal years ending September 30, is as follows (in thousands):

Estimated Annual Book Amortization Expense
2013	$9,111
2014	$9,035
2015	$8,900
2016	$8,729
2017	$8,209

8) Long-Term Debt and Bank Facility Borrowings

The Partnership’s debt is as follows (in thousands):

	March 31, 2013		September 30, 2012
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
8.875% Senior Notes (b)	$124,408	$128,125	$124,357	$126,563
Revolving Credit Facility Borrowings (c)	61,048	61,048	—	—

Total debt	$185,456	$189,173	$124,357	$126,563

Total long-term portion of debt	$124,408	$128,125	$124,357	$126,563

(a)	The Partnership’s fair value estimates of long-term debt are made at a specific point in time based on Level 2 inputs. Due to the relatively short maturity of the revolving credit facility, the carrying amount approximates fair value.
(b)	The 8.875% Senior Notes were originally issued in November 2010 in a private placement offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, and in February 2011, were exchanged for substantially identical public notes registered with the Securities and Exchange Commission. These public notes mature in December 2017 and accrue interest at an annual rate of 8.875% requiring semi-annual interest payments on June 1 and December 1 of each year. The discount on these notes was $0.6 million at March 31, 2013. Under the terms of the indenture, these notes permit restricted payments after passing certain financial tests. The Partnership can incur debt up to $100 million for acquisitions and can also pay restricted payments of $22.0 million without passing certain financial tests.
(c)	In June 2011, the Partnership entered into an amended and restated asset based revolving credit facility agreement with a bank syndication comprised of fifteen banks. The amended and restated revolving credit facility expires in June 2016. In November 2011, the Partnership exercised the provision under this agreement to expand the facility by an additional $50 million. Under this agreement, the Partnership may borrow up to $250 million ($350 million during the heating season from December to April each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios) and may issue up to $100 million in letters of credit. The Partnership can increase the facility size by $100 million without the consent of the bank group. The bank group is not obligated to fund the $100 million increase. If the bank group elects not to fund the increase, the Partnership can add additional lenders to the group, with the consent of the agent (as appointed in the revolving credit facility agreement), which shall not be unreasonably withheld.

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

At March 31, 2013, $61.0 million was outstanding under the revolving credit facility and $45.0 million of letters of credit were issued. At September 30, 2012, no amount was outstanding under the revolving credit facility and $42.8 million of letters of credit were issued.

At March 31, 2013, availability was $137.0 million and the Partnership was in compliance with the fixed charge coverage ratio. At September 30, 2012, availability was $179.2 million and the Partnership was in compliance with the fixed charge coverage ratio.

In July 2011, the Partnership’s shelf registration became effective, providing for the sale of up to $250 million in one or more offerings of common units representing limited partnership interests, partnership securities and debt securities; which may be secured or unsecured senior debt securities or secured or unsecured subordinated debt securities. As of March 31, 2013, no offerings under this shelf registration have occurred.

9) Employee Benefit Plan

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	620	714	1,240	1,428
Expected return on plan assets	(948)	(941)	(1,896)	(1,882)
Net amortization	664	688	1,328	1,376

Net periodic benefit cost	$336	$461	$672	$922

For the six months ended March 31, 2013, the Partnership contributed $1.5 million and expects to make an additional $2.0 million contribution in fiscal 2013 to fund its pension obligation.

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

The current and deferred income tax expenses for the three and six months ended March 31, 2013, and 2012 are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2013	2012	2013	2012
Income before income taxes	$70,796	$69,873	$85,465	$75,456
Current tax expense	$21,330	$7,615	$25,383	$9,113
Deferred tax expense	7,787	21,776	8,651	22,930

Total tax expense	$29,117	$29,391	$34,034	$32,043

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

FASB ASC 740-10-05-6 Income Taxes: Uncertain Tax Position, provides financial statement accounting guidance for uncertainty in income taxes and tax positions taken or expected to be taken in a tax return. At March 31, 2013, we had unrecognized income tax benefits totaling $0.7 million. These unrecognized tax benefits are primarily the result of State tax uncertainties. If recognized, these tax benefits would be recorded as a benefit to the effective tax rate.

We believe that the total liability for unrecognized tax benefits will not materially change during the next 12 months ending March 31, 2014. Our continuing practice is to recognize interest related to income tax matters as a component of income tax expense. We file U.S. Federal income tax returns and various state and local returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. For our Federal income tax returns we have four tax years subject to examination. In our major state tax jurisdictions of New York, Connecticut, Pennsylvania and New Jersey, we have four, four, four and five tax years, respectively, that are subject to examination. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, based on our assessment of many factors including past experience and interpretation of tax law, we believe that our provision for income taxes reflect the most probable outcome. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

11) Supplemental Disclosure of Cash Flow Information

	Six Months Ended March 31,
(in thousands)	2013	2012
Cash paid during the period for:
Income taxes, net	$4,901	$781
Interest	$7,193	$7,028
Non-cash financing activities:
Increase in interest expense—amortization of debt discount on 8.875% Senior Note	$50	$46

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

The following presents the net income allocation and per unit data using this method for the periods presented:

Basic and Diluted Earnings Per Limited Partner:	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per unit data)	2013	2012	2013	2012
Net income	$41,679	$40,482	$51,431	$43,413
Less General Partners’ interest in net income	225	213	278	228

Net income available to limited partners	41,454	40,269	51,153	43,185
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	6,993	6,656	7,991	6,339

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$34,461	$33,613	$43,162	$36,846

Per unit data:
Basic and diluted net income available to limited partners	$0.69	$0.66	$0.85	$0.69
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	0.11	0.11	0.13	0.10

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$0.58	$0.55	$0.72	$0.59

Weighted average number of Limited Partner units outstanding	59,837	61,474	60,192	62,839

14) Subsequent Events

Quarterly Distribution Declared

In April 2013, we declared a quarterly distribution of $0.0825 per unit, or $0.33 per unit on an annualized basis, on all common units with respect to the second quarter of fiscal 2013, payable on May 6, 2013, to holders of record on April 26, 2013. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to the holders of common units and 10% to the holders of the General Partner units (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $4.9 million will be paid to the common unit holders, $0.07 million to the General Partner (including $0.05 million of incentive distribution as provided in our Partnership Agreement) and $0.05 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Acquisition

In April 2013, the Partnership purchased for cash the customer lists and assets of a home heating oil dealership for approximately $0.6 million, including net working capital credits of $0.1 million.

Unit Repurchase

In April 2013, the Partnership repurchased 161,000 common units under its Plan III common unit repurchase program.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on our financial performance, the price and supply of the products that we sell, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, general economic conditions and new technology. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth under the heading “Risk Factors” and “Business Strategy” in our Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended September 30, 2012, and under the heading “Risk Factors” in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in the Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Overview

The following is a discussion of our historical financial condition and results of our operations and should be read in conjunction with the description of our business and the historical financial and operating data and notes thereto included elsewhere in this Report.

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

	Fiscal 2013		Fiscal 2012		Fiscal 2011		Fiscal 2010		Fiscal 2009
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$2.90	$3.26	$2.72	$3.17	$2.19	$2.54	$1.78	$2.12	$1.20	$2.85
March 31	2.86	3.24	2.99	3.32	2.49	3.09	1.89	2.20	1.13	1.63
June 30	—	—	2.53	3.25	2.75	3.32	1.87	2.35	1.31	1.86
September 30	—	—	2.68	3.24	2.77	3.13	1.92	2.24	1.50	1.96

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

Impact of Warm Weather on Operating Results; Weather Hedge Contract—Fiscal Year 2012

Weather conditions have a significant impact on the demand for home heating oil and propane because customers depend on these products principally for heating purposes. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. To partially mitigate the adverse effect of warm weather on our cash flows, we have used weather hedging contracts for a number of years. For fiscal 2012, we entered into a weather hedge contract under which we were entitled to receive a payment of $35,000 per heating degree-day shortfall, when the total number of heating degree-days in the period covered less than 92.5% of the ten year average (the “Payment Threshold”). The hedge covered the period from November 1, 2011 through March 31, 2012, taken as a whole. Due to weather conditions that year, it resulted in a maximum payout of $12.5 million, the benefit of which was recorded in the three months ended March 31, 2012, as a reduction in delivery and branch expenses and which was collected in April 2012.

Weather Hedge Contract—Fiscal Years 2013, 2014 and 2015

In July 2012, the Partnership entered into a weather hedge contract for the fiscal years 2013, 2014 and 2015, with Swiss Re Financial Products Corporation, under which we are entitled to receive a payment of $35,000 per heating degree-day shortfall if the total number of heating degree-days in the period covered is less than 92.5% of the ten year average (the “Payment Threshold”). The hedge covers the period from November 1 through March 31, taken as a whole, for each respective fiscal year and has a maximum payout of $12.5 million for each fiscal year. The Partnership did not record any benefit under its weather hedge contract during the six months ended March 31, 2013.

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

Derivatives

FASB ASC 815-10-05 Derivatives and Hedging requires that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective, as defined under this guidance, changes in fair value are recognized in other comprehensive income until the forecasted hedged item is recognized in earnings. We have elected not to designate our derivative instruments as hedging instruments under this guidance, and as a result, the changes in fair value of the derivative instruments are recognized in our statement of operations. Therefore, we experience volatility in earnings as outstanding derivative instruments are marked to market and non-cash gains and losses are recorded prior to the sale of the commodity to the customer. The volatility in any given period related to unrealized non-cash gains or losses on derivative instruments can be significant to our overall results. However, we ultimately expect those gains and losses to be offset by the cost of product when purchased.

New York State Ultra Low Sulfur Fuel Oil Regulation

On July 1, 2012, new regulations went into effect in New York State (an important area of operations for us) that require the use of ultra low sulfur home heating oil (which is essentially ultra low sulfur diesel fuel with a dye additive). From July 1, 2012 through March 31, 2013, the additional cost of ultra low sulfur home heating oil versus high sulfur home heating oil in New York ranged from between $0.035 and $0.230 cents per gallon. The NYMEX continued to trade only the high sulfur home heating oil hedge contract through March 31, 2013. Effective as of April 1, 2013, the NYMEX contract specifications are the same as the New York mandate.

This means there was a nine month period, from July 2012 through March 2013, when the Partnership needed to purchase and sell ultra low sulfur home heating oil for its New York State customers while this contract was not directly available to hedge on the NYMEX. The Partnership hedged the purchases of ultra low sulfur home heating oil from July 1, 2012 to March 31, 2013, with a NYMEX high sulfur home heating oil contract. Furthermore, due to the change in the specifications of the NYMEX home heating oil contract in April 2013, the Partnership now has a similar mis-match from April 2013 going forward in its ability to hedge high sulfur home heating oil requirements for purchases and sales in states other than New York. The Partnership intends to hedge its purchases of high sulfur home heating oil after April 1, 2013, with the new NYMEX low sulfur home heating oil contracts because at present there are no high sulfur home heating oil hedge contracts available to it on the NYMEX or other markets.

However, because of differences in the price and availability of ultra low sulfur home heating oil and high sulfur home heating oil we believe that the change in the NYMEX hedge contracts has increased the complexity, costs and risks inherent in hedging the Partnership’s physical inventory and in its sales to its price-protected customers for purchases and sales in states other than New York, which may impact home heating oil per gallon gross profit margins for these customers.

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

Estimated Depreciation and Amortization Expense

(in thousands)
Fiscal Year	Book	Tax
2013	$18,910	$32,961
2014	17,413	27,991
2015	15,903	24,138
2016	13,849	18,447
2017	11,780	11,323

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

Deliveries of home heating oil and propane were less than expected for certain of our customers who were without power for several weeks subsequent to storm Sandy. However, since our operations were able to provide uninterrupted service to current and new customers, our sales of diesel fuel for the weeks after the storm increased, as did our service and installation sales, along with the related costs to provide these services.

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
•

our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products, without regard to financing methods and capital structure; and

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

Gross customer gains and gross customer losses

	Fiscal Year Ended
	2013			2012			2011
	Gross Customer		Net Attrition	Gross Customer		Net Attrition	Gross Customer		Net Attrition
	Gains	Losses		Gains	Losses		Gains	Losses
First Quarter	26,100	24,400	1,700	25,700	26,600	(900)	21,900	24,100	(2,200)
Second Quarter	13,900	19,300	(5,400)	11,500	19,700	(8,200)	11,800	17,200	(5,400)
Third Quarter	—	—	—	7,000	13,700	(6,700)	6,000	11,400	(5,400)
Fourth Quarter	—	—	—	13,000	18,200	(5,200)	15,300	17,100	(1,800)

Total	40,000	43,700	(3,700)	57,200	78,200	(21,000)	55,000	69,800	(14,800)

Net customer gain (attrition) as a percentage of the home heating oil and propane customer base

	Fiscal Year Ended
	2013			2012			2011
	Gross Customer		Net Attrition	Gross Customer		Net Attrition	Gross Customer		Net Attrition
	Gains	Losses		Gains	Losses		Gains	Losses
First Quarter	6.3%	5.9%	0.4%	6.2%	6.4%	(0.2%)	5.3%	5.8%	(0.5%)
Second Quarter	3.3%	4.6%	(1.3%)	2.7%	4.7%	(2.0%)	2.8%	4.1%	(1.3%)
Third Quarter	—	—	—	1.5%	3.1%	(1.6%)	1.5%	2.8%	(1.3%)
Fourth Quarter	—	—	—	3.0%	4.1%	(1.1%)	3.6%	4.0%	(0.4%)

Total	9.6%	10.5%	(0.9%)	13.4%	18.3%	(4.9%)	13.2%	16.7%	(3.5%)

During the first half of fiscal 2013, the Partnership lost 3,700 accounts (net), or 0.9%, of our home heating oil and propane consumer base, compared to the first half of fiscal 2012 in which the Partnership lost 9,100 accounts (net), or 2.2% of our home heating oil and propane customer base. The improvement of 5,400 accounts was due to an increase in gross customer gains of 2,800 and lower gross customer losses of 2,600. The increase in gains can be attributed to an increase in referrals as well as marketing and advertising related activity. The decrease in losses were mainly due to fewer credit cancellations and losses to price competition.

As a result of storm Sandy, certain customers who suffered storm damage have ceased taking deliveries from the Partnership as they are contemplating replacing or repairing their home heating oil systems. At present, these customers have not been counted as losses, but it is possible that these customers may decide to switch home heating oil suppliers or convert to natural gas in the future.

During the first half of fiscal 2013, we lost 1.2% of our home heating oil accounts to natural gas versus losses of 1.1% for the first half of fiscal 2012, and 0.7% for the first half of fiscal 2011. Conversions to natural gas are increasing and we believe this may continue as natural gas has become significantly less expensive than home heating oil on an equivalent BTU basis. In addition, the states of New York, Connecticut and Pennsylvania are seeking to encourage homeowners to expand the use of natural gas as a heating fuel through legislation and regulatory efforts.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Quarterly Report.

Three Months Ended March 31, 2013

Compared to the Three Months Ended March 31, 2012

Volume

For the three months ended March 31, 2013, retail volume of home heating oil and propane increased by 33.9 million gallons, or 26.0%, to 164.4 million gallons, compared to 130.5 million gallons for the three months ended March 31, 2012. For those locations where the Partnership had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended March 31, 2013, were 25.6% colder than the three months ended March 31, 2012, but 1.8% warmer than normal, as reported by the National Oceanic and Atmospheric Administration (“NOAA”). For the twelve months ended March 31, 2013, net customer attrition for the base business was 3.6%. Due to various reasons including the significant increase in the price per gallon of home heating oil and propane over the last several years, we believe that our customers are adopting conservation measures to use less product. The impact of conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is as follows:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended March 31, 2012	130.5
Acquisitions	7.9
Impact of colder temperatures	31.8
Net customer attrition	(5.2)
Other	(0.6)

Change	33.9

Volume - Three months ended March 31, 2013	164.4

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended March 31, 2013, compared to the three months ended March 31, 2012:

	Three Months Ended
Customers	March 31, 2013	March 31, 2012
Residential Variable	42.1%	42.9%
Residential Price-Protected	44.1%	44.5%
Commercial/Industrial/Other	13.8%	12.6%

Total	100.0%	100.0%

Volume of other petroleum products increased by 3.3 million gallons, or 25.8%, to 16.1 million gallons for the three months ended March 31, 2013, compared to 12.8 million gallons for the three months ended March 31, 2012, largely due to higher wholesale home heating oil volume sold (which we report under the category of other petroleum products to distinguish it from our retail sales).

Product Sales

For the three months ended March 31, 2013, product sales increased $148.7 million, or 25.5%, to $732.9 million, compared to $584.2 million for the three months ended March 31, 2012, due to an increase in total volume of 26.0%.

Installation and Service Sales

For the three months ended March 31, 2013, installation and service sales increased $6.8 million, or 15.0%, to $52.2 million, compared to $45.4 million for the three months ended March 31, 2012, due to additional revenue from acquisitions of $2.3 million and an increase in the base business of $4.5 million largely attributable to storm Sandy-related service and installation billings as well as growth in our other service offerings.

Cost of Product

For the three months ended March 31, 2013, cost of product increased $112.6 million, or 24.5%, to $571.8 million, compared to $459.2 million for the three months ended March 31, 2012, due to an increase in total volume of 26.0%.

Gross Profit — Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended March 31, 2013, increased by $0.0211 per gallon, or 2.3%, to $0.9542 per gallon, from $0.9331 per gallon during the three months ended March 31, 2012. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	March 31, 2013		March 31, 2012
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	164.4		130.5

Sales	$676.4	$4.1145	$539.4	$4.1331
Cost	$519.6	$3.1603	$417.6	$3.2000

Gross Profit	$156.9	$0.9542	$121.8	$0.9331

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	16.1		12.8

Sales	$56.5	$3.5025	$44.8	$3.4945
Cost	$52.2	$3.2369	$41.6	$3.2444

Gross Profit	$4.3	$0.2656	$3.2	$0.2502

Total Product	Amount (in millions)		Amount (in millions)
Sales	$732.9		$584.2
Cost	$571.8		$459.2

Gross Profit	$161.2		$125.0

For the three months ended March 31, 2013, total product gross profit increased by $36.2 million to $161.2 million, compared to $125.0 million for the three months ended March 31, 2012, due to an increase in home heating oil and propane volume ($31.6 million), the impact of higher home heating oil and propane margins ($3.5 million) and the additional gross profit from other petroleum products ($1.1 million).

Cost of Installations and Service

For the three months ended March 31, 2013, cost of installation and service increased by $6.9 million, or 15.7%, to $51.3 million, compared to $44.4 million for the three months ended March 31, 2012, due to a $1.9 million increase related to acquisitions and $5.0 million tied to our base business largely due to additional work from Sandy and the additional service costs associated with 25.6% colder temperatures.

Installation costs for the three months ended March 31, 2013, increased by $3.0 million, or 23.2%, to $15.7 million, compared to $12.7 million in installation costs for the three months ended March 31, 2012. Installation costs as a percentage of installation sales for the three months ended March 31, 2013, and the three months ended March 31, 2012, were 85.4% and 88.5%, respectively. Service expenses increased to $35.6 million for the three months ended March 31, 2013, or 105.4%, of service sales, versus $31.6 million, or 102.1% of service sales, for the three months ended March 31, 2012. We achieved a combined profit from service and installation of $0.9 million for the three months ended March 31, 2013, compared to a combined profit of $1.0 million for the three months ended March 31, 2012. Management views the service and installation department on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended March 31, 2013, the change in the fair value of derivative instruments resulted in a $3.4 million credit due to the expiration of certain hedged positions (a $5.1 million credit) and a decrease in the market value for unexpired hedges (a $1.7 million charge).

During the three months ended March 31, 2012, the change in the fair value of derivative instruments resulted in a $17.0 million credit due to the expiration of certain hedged positions (a $13.0 million credit) and an increase in market value for unexpired hedges (a $4.0 million credit).

Delivery and Branch Expenses

For the three months ended March 31, 2013, delivery and branch expense increased $21.6 million, or 35.0%, to $83.3 million, compared to $61.7 million for the three months ended March 31, 2012, due to higher delivery and branch expenses of $4.2 million from the additional volume sold in the base business, the additional expense from acquisitions of $3.5 million, and the absence of a weather hedge benefit of $12.5 million, which had been recorded during the three months ended March 31, 2012. During the three months ended March 31, 2012, the Partnership recorded a benefit of $12.5 million under its weather hedge contract which reduced delivery and branch expenses with no similar benefit recorded in the three months ended March 31, 2013.

On a cents per gallon basis (excluding the impact of the weather hedge contract recorded during the three months ended March 31, 2012), delivery and branch expenses for the three months ended March 31, 2013, decreased by $0.0519, or 9.8%, to $0.4774, compared to $0.5293 for the three months ended March 31, 2012 as certain fixed operating expenses are being spread over a larger volume base in the three months ended March 31, 2013, versus the three months ended March 31, 2012.

Depreciation and Amortization

For the three months ended March 31, 2013, depreciation and amortization expenses increased by $0.5 million, or 12.9%, to $4.3 million, compared to $3.8 million for the three months ended March 31, 2012.

Depreciation expense was unchanged as an increase of $0.3 million from fiscal 2012 acquisitions was offset by a decrease of $0.3 million related to fleet and equipment assets which became fully depreciated. Amortization expense increased by $0.5 million due to fiscal 2012 customer lists acquired with ten year lives and trade names acquired with twenty year lives.

General and Administrative Expenses

For the three months ended March 31, 2013, general and administrative expenses increased $0.2 million, to $4.8 million, from $4.6 million for the three months ended March 31, 2012, as lower legal and professional, acquisition and other expenses of $0.7 million were more than offset by an increase in profit sharing expense of $0.9 million.

The Partnership accrues approximately 6% of Adjusted EBITDA as defined in the profit sharing plan for distribution to its employees, and this amount is payable when the Partnership achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in Adjusted EBITDA.

Interest Expense

For the three months ended March 31, 2013, interest expense increased $0.2 million, or 5.1%, to $4.0 million compared to $3.8 million for the three months ended March 31, 2012, largely due to an increase in average working capital borrowings of $13.8 million.

Interest Income

For the three months ended March 31, 2013, interest income increased $1.0 million to $2.2 million, compared to $1.2 million for the three months ended March 31, 2012, due to higher finance charges.

Amortization of Debt Issuance Costs

For the three months ended March 31, 2013, amortization of debt issuance costs was unchanged at $0.4 million compared to the three months ended March 31, 2012.

Income Tax Expense

For the three months ended March 31, 2013, income tax expense decreased by $0.3 million to $29.1 million from $29.4 million for the three months ended March 31, 2012, as the impact of an increase in income before income taxes of $0.9 million was more than offset by a decline in the Partnership’s effective income tax rate from 42.1% for the three months ended March 31, 2012, to 41.2% for the three months ended March 31, 2013. This rate decrease was primarily due to the non-recurrence of a state audit expense accrued in the three months ended March 31, 2012.

Net Income

For the three months ended March 31, 2013, net income increased $1.2 million to $41.7 million, from $40.5 million for the three months ended March 31, 2012, due to an increase in pretax income of $0.9 million and a decline in income tax expense of $0.3 million.

Adjusted EBITDA

For the three months ended March 31, 2013, Adjusted EBITDA increased by $14.2 million, or 23.8%, to $73.9 million as the impact of 25.6% colder temperatures, higher home heating oil and propane per gallon margins, and acquisitions more than offset the volume decline in the business base attributable to net customer attrition and other factors. In addition, Adjusted EBITDA for the three months ended March 31, 2012, reflects a $12.5 million benefit that the Partnership recorded under its weather hedge contract due to the abnormally warm weather in that period with no similar benefit recorded in the three months ended March 31, 2013.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012
Net income	$41,679	$40,482
Plus:
Income tax expense	29,117	29,391
Amortization of debt issuance cost	418	385
Interest expense, net	1,840	2,621
Depreciation and amortization	4,321	3,829

EBITDA (a)	77,375	76,708
(Increase) / decrease in the fair value of derivative instruments	(3,447)	(16,981)

Adjusted EBITDA (a)	73,928	59,727

Add / (subtract)
Income tax expense	(29,117)	(29,391)
Interest expense, net	(1,840)	(2,621)
Provision for losses on accounts receivable	4,440	4,799
Increase in accounts receivables	(102,170)	(32,043)
Decrease in inventories	41,432	54,998
Decrease in customer credit balances	(39,786)	(30,986)
Change in deferred taxes	7,787	21,776
Increase in weather hedge contract receivable	—	(12,500)
Change in other operating assets and liabilities	24,539	5,246

Net cash provided by (used in) operating activities	$(20,787)	$39,005

Net cash used in investing activities	$(1,261)	$(1,646)

Net cash provided by (used in) financing activities	$18,300	$(26,226)

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;
•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;
•

our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products, without regard to financing methods and capital structure; and

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

Six Months Ended March 31, 2013

Compared to the Six Months Ended March 31, 2012

Volume

For the six months ended March 31, 2013, retail volume of home heating oil and propane increased by 39.9 million gallons, or 18.0%, to 261.5 million gallons, compared to 221.6 million gallons for the six months ended March 31, 2012. For those locations where the Partnership had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the six months ended March 31, 2013, were 21.6% colder than the six months ended March 31, 2012, but 4.1% warmer than normal, as reported by the National Oceanic and Atmospheric Administration (“NOAA”). For the twelve months ended March 31, 2013, net customer attrition for the base business was 3.6%. Due to various reasons including the significant increase in the price per gallon of home heating oil and propane over the last several years, we believe that our customers are adopting conservation measures to use less product. The impact of conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency and other volume variances not otherwise described, are included in the chart below under the heading “Other.” On October 29, 2012, storm Sandy made landfall in our service area, resulting in widespread power outages that affected a number of our customers. Deliveries of home heating oil and propane were less than expected for certain of our customers who were without power several weeks subsequent to storm Sandy. The home heating oil and propane volume loss due to storm Sandy is also in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is as follows:

(in millions of gallons)	Heating Oil and Propane
Volume - Six months ended March 31, 2012	221.6
Acquisitions	13.1
Impact of colder temperatures	45.5
Net customer attrition	(8.8)
Other	(9.9	)(a)

Change	39.9

Volume - Six months ended March 31, 2013	261.5

(a)	The majority of this change was reflected in the Partnership’s volume reconciliation for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the six months ended March 31, 2013, compared to the six months ended March 31, 2012:

	Six Months Ended
Customers	March 31, 2013	March 31, 2012
Residential Variable	42.1%	42.9%
Residential Price-Protected	43.9%	44.2%
Commercial/Industrial/Other	14.0%	12.9%

Total	100.0%	100.0%

Volume of other petroleum products increased by 5.8 million gallons, or 21.3%, to 32.9 million gallons for the six months ended March 31, 2013, compared to 27.1 million gallons for the six months ended March 31, 2012, largely due to an increase in motor fuel demand as a result of storm Sandy (including to power generators) and higher home heating oil wholesale sales.

Product Sales

For the six months ended March 31, 2013, product sales increased $196.5 million, or 19.8%, to $1.2 billion, compared to $1.0 billion for the six months ended March 31, 2012, primarily due to an increase in total volume of 18.4%.

Installation and Service Sales

For the six months ended March 31, 2013, installation and service sales increased $14.0 million, or 14.0%, to $114.2 million, compared to $100.2 million for the six months ended March 31, 2012, due to additional revenue from acquisitions of $5.2 million and an increase in the base business of $8.8 million largely attributable to storm Sandy-related service and installation billings.

Cost of Product

For the six months ended March 31, 2013, cost of product increased $152.5 million, or 19.7%, to $928.4 million, compared to $775.9 million for the six months ended March 31, 2012, largely due to an increase in total volume of 18.4%.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the six months ended March 31, 2013, increased by $0.0131 per gallon, or 1.4%, to $0.9533 per gallon, from $0.9402 per gallon during the six months ended March 31, 2012. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Six Months Ended
	March 31, 2013		March 31, 2012
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	261.5		221.6

Sales	$1,071.0	$4.0955	$898.6	$4.0547
Cost	$821.7	$3.1422	$690.2	$3.1145

Gross Profit	$249.3	$0.9533	$208.4	$0.9402

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	32.9		27.1

Sales	$116.4	$3.5368	$92.3	$3.4033
Cost	$106.7	$3.2415	$85.7	$3.1591

Gross Profit	$9.7	$0.2953	$6.6	$0.2442

Total Product	Amount (in millions)		Amount (in millions)
Sales	$1,187.4		$990.9
Cost	$928.4		$775.9

Gross Profit	$259.0		$215.0

For the six months ended March 31, 2013, total product gross profit increased by $44.0 million to $259.0 million, compared to $215.0 million for the six months ended March 31, 2012, due to an increase in home heating oil and propane volume ($37.5 million), the impact of higher home heating oil and propane margins ($3.4 million) and the additional gross profit from other petroleum products ($3.1 million).

Cost of Installations and Service

For the six months ended March 31, 2013, cost of installation and service increased by $11.8 million, or 12.2%, to $108.5 million, compared to $96.7 million for the six months ended March 31, 2012, due to a $4.2 million increase related to acquisitions and $7.6 million tied to our base business largely due to Sandy and the additional service costs associated with 21.6% colder temperatures.

Installation costs for the six months ended March 31, 2013, increased by $7.4 million, or 23.7%, to $38.4 million, compared to $31.0 million in installation costs for the six months ended March 31, 2012. Installation costs as a percentage of installation sales for the six months ended March 31, 2013, and the six months ended March 31, 2012, were 84.1% and 85.1%, respectively. Service expenses increased to $70.2 million for the six months ended March 31, 2013, or 102.3%, of service sales, versus $65.7 million, or 103.1% of service sales, for the six months ended March 31, 2012. We achieved a combined profit from service and installation of $5.7 million for the six months ended March 31, 2013, compared to a combined profit of $3.5 million for the six months ended March 31, 2012. This improvement of $2.2 million was due to acquisitions and service and installation work from storm Sandy. Management views the service and installation department on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the six months ended March 31, 2013, the change in the fair value of derivative instruments resulted in a $4.5 million charge due to the expiration of certain hedged positions (a $0.6 million charge) and a decrease in the market value for unexpired hedges (a $3.9 million charge).

During the six months ended March 31, 2012, the change in the fair value of derivative instruments resulted in a $9.9 million credit due to the expiration of certain hedged positions (a $5.5 million credit) and an increase in market value for unexpired (a $4.4 million credit).

Delivery and Branch Expenses

For the six months ended March 31, 2013, delivery and branch expense increased $22.2 million, or 17.2%, to $151.7 million, compared to $129.5 million for the six months ended March 31, 2012, due to higher delivery and branch expenses of $4.8 million from the additional volume sold in the base business, the additional expense from acquisitions of $6.7 million and the absence of a weather hedge benefit of $12.5 million. During the six months ended March 31, 2012, the Partnership recorded a benefit of $12.5 million under its warm weather hedge which reduced delivery and branch expenses with no similar benefit recorded in the six months ended March 31, 2013.

On a cents per gallon basis (excluding the credit recorded under the Partnership’s weather hedge contract recorded during the six months ended March 31, 2012), delivery and branch expenses for the six months ended March 31, 2013, decreased $0.0519, or 8.9%, to $0.5325, compared to $0.5844 for the six months ended March 31, 2012, as certain fixed operating expenses are being spread over a larger volume base in the six months ended March 31, 2013, versus the six months ended March 31, 2012.

Depreciation and Amortization

For the six months ended March 31, 2013, depreciation and amortization expenses increased by $1.2 million, or 16.4%, to $8.7 million, compared to $7.5 million for the six months ended March 31, 2012.

Depreciation expense was higher by $0.1 million due to an increase of $0.5 million from fiscal 2012 acquisitions which was partially offset by a decrease of $0.4 million related to fleet and equipment assets which became fully depreciated in fiscal 2012 and fiscal 2013. Amortization expense increased by $1.1 million, due to fiscal 2012 customer lists acquired with seven and ten year lives and trade names acquired with twenty year lives.

General and Administrative Expenses

For the six months ended March 31, 2013, general and administrative expenses decreased $0.7 million, or 6.7%, to $9.2 million, from $9.9 million for the six months ended March 31, 2012, as lower legal and professional, acquisition and other expenses of $1.8 million were offset by an increase in profit sharing expense of $1.1 million.

The Partnership accrues approximately 6% of Adjusted EBITDA as defined in the profit sharing plan for distribution to its employees, and this amount is payable when the Partnership achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in Adjusted EBITDA.

Interest Expense

For the six months ended March 31, 2013, interest expense increased $0.2 million, or 2.3%, to $7.5 million compared to the $7.3 million for the six months ended March 31, 2012 due to an increase in average working capital borrowings of $5.4 million.

Interest Income

For the six months ended March 31, 2013, interest income increased $1.4 million to $3.3 million, compared to $1.9 million for the six months ended March 31, 2012, due to higher finance charge income.

Amortization of Debt Issuance Costs

For the six months ended March 31, 2013, amortization of debt issuance costs increased by $0.3 million to $0.9 million, compared to $0.6 million for the six months ended March 31, 2012, due considerably to the commencement of amortization of the April 2012 revolving credit facility agreement amendment fees.

Income Tax Expense

For the six months ended March 31, 2013, income tax expense increased by $2.0 million to $34.0 million from $32.0 million for the six months ended March 31, 2012, as the impact of an increase in pretax income of $10.0 million was reduced by the impact of a decline in the effective income tax rate. The Partnership’s effective tax rate was 39.8% for the six months ended March 31, 2013, versus 42.5% for the six months ended March 31, 2012. The change in the income tax rate was primarily due to the recording in the first fiscal quarter of 2013 of a $1.0 million deferred tax benefit related to an increase in prospective tax deductions.

Net Income

For the six months ended March 31, 2013, net income increased $8.0 million to $51.4 million, from $43.4 million for the six months ended March 31, 2012, as the increase in pretax income of $10.0 million was greater than the increase in income tax expense of $2.0 million.

Adjusted EBITDA

For the six months ended March 31, 2013, Adjusted EBITDA increased by $24.7 million, or 31.2%, to $103.7 million as the impact of 21.6% colder temperatures, slightly higher home heating oil and propane per gallon margins, acquisitions, and the favorable impact of storm Sandy on motor fuel sales and service and installation revenue more than offset the volume decline in the base business attributable to net customer attrition and other factors. In addition, Adjusted EBITDA for the six months ended March 31, 2012, reflects a $12.5 million benefit that the Partnership recorded under its weather hedge contract due to the abnormally warm weather in that period with no similar benefit recorded during the six months ended March 31, 2013.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Six Months Ended March 31,
(in thousands)	2013	2012
Net income	$51,431	$43,413
Plus:
Income tax expense	34,034	32,043
Amortization of debt issuance cost	910	659
Interest expense, net	4,169	5,345
Depreciation and amortization	8,679	7,458

EBITDA (a)	99,223	88,918
(Increase) / decrease in the fair value of derivative instruments	4,518	(9,863)

Adjusted EBITDA (a)	103,741	79,055

Add / (subtract)
Income tax expense	(34,034)	(32,043)
Interest expense, net	(4,169)	(5,345)
Provision for losses on accounts receivable	6,203	6,249
Increase in accounts receivables	(208,565)	(111,154)
Decrease in inventories	5,749	36,115
Decrease in customer credit balances	(62,389)	(36,302)
Change in deferred taxes	8,651	22,930
Increase in weather hedge contract receivable	—	(12,500)
Change in other operating assets and liabilities	43,444	17,235

Net cash used in operating activities	$(141,369)	$(35,760)

Net cash used in investing activities	$(2,093)	$(28,544)

Net cash provided by financing activities	$45,939	$2,568

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;
•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;
•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;
•

our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products, without regard to financing methods and capital structure; and

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

For the six months ended March 31, 2013, cash used in operating activities was $141.4 million or $105.6 million greater than cash used in operating activities for the six months ended March 31, 2012 of $35.8 million. While cash generated from operations increased by $9.5 million largely due to the impact of colder weather, cash used to finance accounts receivable, including customers on our budget payment plans, increased by $123.5 million. Accounts receivable at March 31, 2013, was approximately double that of March 31, 2012, due largely to the 21.6% increase in colder temperatures. As of March 31, 2013, days sales outstanding were 34.5 days compared to 31.0 days as of March 31, 2012, and 35.6 days as of March 31, 2011. At the beginning of fiscal 2012, the Partnership had purchased approximately 11.5 million gallons more liquid product for the upcoming heating season than at the beginning of fiscal 2013. As a result, cash used in operations for the purchase of inventory was $30.4 million greater in the six months ended March 31, 2013, than in the six months ended March 31, 2012. The timing of certain accruals and payments, including income taxes, insurance and amounts due under the Partnership’s profit sharing plan, provided $26.2 million of cash for the six months ended March 31, 2013, compared to the six months ended March 31, 2012. In addition, during the six months ended March 31, 2012, the Partnership recorded a $12.5 million receivable under its weather hedge contract which reduced cash from operating activities.

Investing Activities

Our capital expenditures for the six months ended March 31, 2013, totaled $2.1 million, as we invested in computer hardware and software ($0.4 million), refurbished certain physical plants ($0.3 million), expanded our propane operations ($1.0 million) and made additions to our fleet and other equipment ($0.4 million).

Our capital expenditures for the six months ended March 31, 2012, totaled $2.7 million, as we invested in computer hardware and software ($0.4 million), refurbished certain physical plants ($0.6 million), expanded our propane operations ($0.8 million) and made additions to our fleet and other equipment ($0.9 million). We also completed four acquisitions for $26.2 million and allocated $16.4 million of the gross purchase price to intangible assets (including $6.2 million to goodwill), $6.3 million to fixed assets, and $3.5 million to working capital.

Financing Activities

During the six months ended March 31, 2013, we borrowed $111.5 million under our credit facility and subsequently repaid $50.5 million. We also paid distributions of $9.5 million to our common unit holders, $0.11 million to our General Partner (including $0.07 million of incentive distributions as provided in our Partnership Agreement) and repurchased 1.3 million units for $5.6 million in connection with our unit repurchase plan.

During the six months ended March 31, 2012, we borrowed $86.3 million under our revolving credit facility and repaid $53.8 million. We also paid distributions of $10.0 million to our common unit holders, $0.11 million to our General Partner (including $0.07 million of incentive distributions as provided in our Partnership Agreement) and repurchased 3.9 million units for $19.6 million in connection with our unit repurchase plan.

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of March 31, 2013, ($10.6 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and repaid from subsequent seasonal reductions in inventory and accounts receivable. If we require additional capital and the markets are receptive, we may seek to offer and sell debt or equity securities in public or private offerings, including under our $250 million shelf registration statement.

Our asset-based revolving credit facility, which expires in June 2016, provides us with the ability to borrow up to $250 million ($350 million during the heating season from November through April of each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $100 million in letters of credit. We can increase the facility size by $100 million without the consent of the bank group. However, the bank group is not obligated to fund the $100 million increase. If the bank group elects not to fund the increase, we can add additional lenders to the group with the consent of the Agent which shall not be unreasonably withheld. Obligations under the revolving credit facility are guaranteed by us and our subsidiaries and secured by liens on substantially all of our assets, including accounts receivable, inventory, general intangibles, real property, fixtures and equipment. As of March 31, 2013, there were $61.0 million borrowings under our revolving credit facility and $45.0 million in letters of credit outstanding, of which $44.7 million are for current and future insurance reserves and bonds and $0.3 million are for seasonal inventory purchases and other working capital purposes.

Under the terms of the revolving credit facility, we must maintain at all times either Availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the maximum facility size or a fixed charge coverage ratio of not less than 1.1, which is calculated based upon Adjusted EBITDA for the trailing twelve month period. As of March 31, 2013, Availability, as defined in the revolving credit facility agreement, was $137.0 million, which exceeded the minimum required, and the fixed charge coverage ratio for the twelve months ended March 31, 2013, was in excess of 1.1.

Maintenance capital expenditures for the remainder of 2013 are estimated to be approximately $3.5 to $4.5 million, excluding the capital requirements for leased fleet. In addition, we plan to invest an estimated $0.6 million in our propane operations. We anticipate paying distributions during the remainder of 2013 at the current quarterly level of $0.0825 per unit (subject to the Board’s quarterly determination of the amount of

Available Cash), for an aggregate of approximately $9.8 million to common unit holders, $0.14 million to our General Partner (including $0.1 million of incentive distribution as provided in our Partnership Agreement) and $0.1 million to management pursuant to the management incentive compensation plan, which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. For the balance of fiscal 2013, the Partnership’s scheduled interest payments on its Senior Notes, which are due in November 2017, amount to $5.5 million. Based upon certain actuarial assumptions, we estimate that the Partnership will make cash contributions to its frozen defined benefit pension obligations totaling approximately $2.0 million for the remainder of fiscal 2013. We continue to seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

On July 19, 2012, the Board of Directors authorized the repurchase of up to 3.0 million of the Partnership’s common units, which we refer to as Plan III. Through the date of this Report the Partnership repurchased 1.5 million units at a cost of $6.4 million and intends to continue to repurchase units under this Plan.

Partnership Distribution Provisions

In April 2013, we declared a quarterly distribution of $0.0825 per unit, or $0.33 per unit on an annualized basis, on all common units with respect to the second quarter of fiscal 2013, payable on May 6, 2013, to holders of record on April 26, 2013. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to the holders of common units and 10% to the holders of the General Partner units (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $4.9 million will be paid to the common unit holders, $0.07 million to the General Partner (including $0.05 million of incentive distribution as provided in our Partnership Agreement) and $0.05 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Contractual Obligations and Off-Balance Sheet Arrangements

There has been no material change to Contractual Obligations and Off-Balance Sheet Arrangements since our September 30, 2012, Form 10-K disclosure and therefore, the table has not been included in this Form 10-Q.

Recent Accounting Pronouncements

The following new accounting standard is currently being evaluated by the Partnership, and is more fully described in Note 2. Summary of Significant Accounting Policies—Recent Accounting Pronouncements, of the consolidated financial statements:

•	ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At March 31, 2013, we had outstanding borrowings totaling $185.5 million, of which approximately $61.0 million is subject to variable interest rates under our revolving credit facility. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on future cash flows would be a decrease of $0.4 million.

We also use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at March 31, 2013, the fair market value of these outstanding derivatives would increase by $9.6 million to a value of $7.5 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $4.9 million to a negative value of $(7.0) million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures.

The General Partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2013, at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in Internal Control over Financial Reporting.

No change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

c) The General Partner and the Partnership believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Partnership have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of March 31, 2013, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

See Note 3. to the Consolidated Financial Statements for information concerning the Partnership’s repurchase of common units in the six months ended March 31, 2013.

Item 6

Exhibits

(a) Exhibits Included Within:

31.1	Certification of Chief Executive Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Star Gas Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

#101.INS	XBRL Instance Document.

#101.SCH	XBRL Taxonomy Extension Schema Document.

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

#	Filed herewith. In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P. (Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/S/ RICHARD F. AMBURY Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary Kestrel Heat LLC (Principal Financial Officer)	May 8, 2013

Signature	Title	Date

/S/ RICHARD G. OAKLEY Richard G. Oakley	Vice President—Controller Kestrel Heat LLC (Principal Accounting Officer)	May 8, 2013