Form 10-K
period 2013-09-30
STAR GAS PARTNERS LP
filed 2013-12-11
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act (check one).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common units held by non-affiliates on March 31, 2013 was approximately $270,937,000. As of November 30, 2013, the registrant had 57,467,744 common units outstanding.

Documents Incorporated by Reference: None

STAR GAS PARTNERS, L.P.

2013 FORM 10-K ANNUAL REPORT

PART I

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on our financial performance, the price and supply of the products that we sell, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, general economic conditions and new technology. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the headings “Risk Factors” and “Business Strategy.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

ITEM 1.	BUSINESS

Structure

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil and propane distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat homes and buildings. Star Gas Partners is a Delaware limited partnership, which at November 30, 2013, had outstanding 57.5 million common partner units (NYSE: “SGU”) representing a 99.44% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing a 0.56% general partner interest in Star Gas Partners. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”).

The following chart depicts the ownership of the partnership as of November 30, 2013:

The Partnership is organized as follows:

•	Our general partner is Kestrel Heat. The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

Our operations are conducted through Petro Holdings, Inc. (a Minnesota corporation that is our indirect wholly owned subsidiary) and its subsidiaries, all of which are corporations subject to Federal and state income taxes. At December 31, 2012, our Federal Net Operating Loss carryforwards (“NOLs”) were $10.6 million, subject to annual limitations on the amount of losses that can be used of between $1.0 million and $2.2 million.

•

Star Gas Finance Company is our 100% owned subsidiary. Star Gas Finance Company serves as the co-issuer, jointly and severally with us, of our $125.0 million 8.875% Senior Notes (excluding discounts), which are due in December 2017, that we sometimes refer to in this Report as the notes or the senior notes. We are dependent on distributions, including inter-company dividends and interest payments, from our subsidiaries to service our debt obligations. The distributions from our subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations. (See Note 11 of the Notes to the Consolidated Financial Statements - Long-Term Debt and Bank Facility Borrowings)

We file annual, quarterly, current and other reports and information with the Securities and Exchange Commission, or SEC. These filings can be viewed and downloaded from the Internet at the SEC’s website at www.sec.gov. In addition, these SEC filings are available at no cost as soon as reasonably practicable after the filing thereof on our website at www.star-gas.com/sec.cfm. These reports are also available to be read and copied at the SEC’s public reference room located at Judiciary Plaza, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of these filings and other information at the offices of the New York Stock Exchange located at 11 Wall Street, New York, New York 10005. Please note that any Internet addresses provided in this Annual Report on Form 10-K are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such Internet addresses is intended or deemed to be incorporated by reference herein.

Partnership Structure

The following chart summarizes our partnership structure as of September 30, 2013. Other than Star Gas Partners, L.P. all other entities in this structure are taxable as corporations for Federal and state income tax purposes.

Business Overview

As of September 30, 2013, we sold home heating oil and propane to approximately 404,000 full service residential and commercial customers. We believe we are the largest retail distributor of residential home heating oil in the United States, based upon sales volume. We also sell home heating oil, gasoline and diesel fuel to approximately 54,000 customers on a delivery only basis. We install, maintain, and repair heating and air conditioning equipment for our customers and provide ancillary home services, including home security and plumbing, to approximately 15,700 customers. During fiscal 2013, total sales were comprised of approximately 75% from sales of home heating oil and propane; 13% from the installation and repair of heating and air conditioning equipment and ancillary services; and 12% from the sale of other petroleum products. We provide home heating equipment repair service 24 hours a day, seven days a week, 52 weeks a year. These services are an integral part of our business and are intended to maximize customer satisfaction and loyalty.

We conduct our business through an operating subsidiary, Petro Holdings, Inc., and its subsidiaries, utilizing over 30 local brand names such as Petro Heating & Air Conditioning Services and Meenan Oil. We believe that the Petro, Meenan and other trademarks and service marks are an important part of our ability to attract new customers and to effectively maintain and service our customer base.

We offer several pricing alternatives to our residential home heating oil customers, including a variable price (market based) option and a price-protected option, the latter of which either sets the maximum price or a fixed price that a customer will pay. Approximately 96% of our full service residential and commercial home heating oil and propane customers automatically receive deliveries based on prevailing weather conditions. In addition, we offer a “smart pay” budget payment plan in which homeowners’ estimated annual oil and propane deliveries and service billings are paid for in a series of equal monthly installments. We utilize derivative instruments in order to hedge a substantial majority of the home heating oil volume we expect to sell to price-protected customers that have renewed their price-protected plans, mitigating our exposure to changing commodity prices. We also use derivative instruments as a hedge against our home heating oil physical inventory and home heating oil priced purchase commitments. Our size gives us the ability to realize economies of scale and the ability to provide consistent, strong customer service.

Currently, we have heating oil and/or propane customers in the following states, regions and counties:

Maine

York

New Hampshire

Hillsborough County

Merrimack

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

Rockland

Saratoga

Schenectady

Schoharie

Suffolk

Sullivan

Ulster

Warren

Washington

Westchester

New Jersey

Bergen

Burlington

Camden

Essex

Gloucester

Hudson

Hunterdon

Mercer

Middlesex

Monmouth

Morris

Ocean

Passaic

Salem

Somerset

Sussex

Union

Warren

Pennsylvania

Berks

Bucks

Chester

Cumberland

Dauphin

Delaware

Lancaster

Lebanon

Lehigh

Monroe

Montgomery

Northampton

Perry

Philadelphia

Pike

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

The retail home heating oil industry is mature, with total market demand expected to decline in the foreseeable future due to conversions to natural gas. We believe that conversions to natural gas have increased and may continue to do so as natural gas has become significantly less expensive than home heating oil on an equivalent BTU basis. Our customer losses to natural gas conversions for fiscal years 2013, 2012 and 2011 were 2.4%, 2.0% and 1.5% respectively. Therefore, our ability to maintain our business or grow within the industry is dependent on the acquisition of other retail distributors as well as the success of our marketing programs. Conversions to natural gas are increasing and we believe this may continue as natural gas has become significantly less expensive than home heating oil on an equivalent BTU basis. In addition, the states of New York, Connecticut and Pennsylvania are seeking to encourage homeowners to expand the use of natural gas as a heating fuel through legislation and regulatory efforts.

Propane is a by-product of natural gas processing and petroleum refining. Propane use falls into three broad categories: residential and commercial applications; industrial applications; and agricultural uses. In the residential and commercial markets, propane is used primarily for space heating, water heating, clothes drying and cooking. Industrial customers use propane generally as a motor fuel to power over-the-road vehicles, forklifts and stationary engines, to fire furnaces, as a cutting gas and in other process applications. In the agricultural market, propane is primarily used for tobacco curing, crop drying, poultry breeding and weed control.

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

Broaden products and services. We sell related and complementary products and services, such as air conditioning systems, plumbing services, generators and home security systems, in order to leverage our organizational structure and improve our sales penetration within our existing customer base. We strive to increase the quality and breadth of our service offerings and believe that these efforts will further enhance our position with existing and potential customers, allowing us to maintain or improve customer retention.

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

Customers and Pricing

Our full service home heating oil customer base is comprised of 95% residential customers and 5% commercial customers. Our residential customer receives on average 150 gallons per delivery and our commercial accounts receive on average 310 gallons per delivery. Typically, we make four to six deliveries per customer per year. Currently, 96% of our full service residential and commercial home heating oil customers have their deliveries scheduled automatically and 4% of our home heating oil customer base call from time to time to schedule a delivery. Automatic deliveries are scheduled based on each customer’s historical consumption pattern and prevailing weather conditions. Our practice is to bill customers promptly after delivery. We also offer a balanced payment plan in which a customer’s estimated annual oil purchases and service contract fees are paid for in a series of equal monthly payments. Approximately 38% of our residential home heating oil customers have selected this billing option.

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

	September 30,
	2013	2012	2011	2010	2009
Variable	53.1%	54.7%	54.9%	55.8%	52.3%
Ceiling	42.3%	40.5%	41.5%	41.8%	44.6%
Fixed	4.6%	4.8%	3.6%	2.4%	3.1%

	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to residential customers ordinarily generate higher per gallon margins than sales to commercial customers. Due to greater price sensitivity and hedging costs of residential price-protected customers, the per gallon margins realized from price protected customers generally are less than from variable priced residential customers.

Derivatives

We use derivative instruments in order to mitigate our exposure to market risk associated with the purchase of home heating oil for our price-protected customers, physical inventory on hand, inventory in transit and priced purchase commitments. Currently, the Partnership’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Regions Financial Corporation, Societe Generale, and Wells Fargo Bank, N.A.

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

Suppliers and Supply Arrangements

We purchase our product for delivery in either barge, pipeline or truckload quantities, and as of September 30, 2013 had contracts with approximately 70 third-party terminals for the right to temporarily store petroleum products and propane at their facilities. Home heating oil and propane purchases are made under supply contracts or on the spot market. We have entered into market price based contracts for approximately 81% of our expected retail home heating oil and propane requirements for the fiscal 2014 heating season. During fiscal 2013, Global Companies LLC and JPMorgan Ventures Energy Corporation provided approximately 19% and 11%, respectively, of our petroleum product purchases. No other single supplier provided more than 10% of our product supply during fiscal 2013, however, NIC Holding Corp. and Phillips 66 each provided approximately 9% of our petroleum product purchases. For fiscal 2014, we generally have supply contracts for similar quantities with Global Companies LLC, JPMorgan Ventures Energy Corporation, NIC Holding Corp. and Phillips 66. Supply contracts typically have terms of 6 to 12 months. All of the supply contracts provide for minimum quantities. In all cases, the supply contracts do not establish in advance the price of home heating oil or propane. This price is based upon a published market index price at the time of delivery or pricing date plus an agreed upon differential. We believe that our policy of contracting for the majority of our anticipated supply needs with diverse and reliable sources will enable us to obtain sufficient product should unforeseen shortages develop in worldwide supplies.

Home Heating Oil Price Volatility

In recent years, the wholesale price of home heating oil has been extremely volatile, resulting in increased consumer sensitivity to heating costs and increased gross customer attrition. Like any other market commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces. The price of home heating oil is closely linked to the price refiners pay for crude oil, which is the principal cost component of home heating oil. The volatility in the wholesale cost of home heating oil, as measured by the New York Mercantile Exchange (“NYMEX”) price per gallon for the fiscal years ended September 30, 2009 through 2013, on a quarterly basis, is illustrated by the following chart:

	Fiscal 2013 (1)		Fiscal 2012		Fiscal 2011		Fiscal 2010		Fiscal 2009
	Low	High	Low	High	Low	High	Low	High	Low	High
Quarter Ended
December 31	$2.90	$3.26	$2.72	$3.17	$2.19	$2.54	$1.78	$2.12	$1.20	$2.85
March 31	2.86	3.24	2.99	3.32	2.49	3.09	1.89	2.20	1.13	1.63
June 30	2.74	3.09	2.53	3.25	2.75	3.32	1.87	2.35	1.31	1.86
September 30	2.87	3.21	2.68	3.24	2.77	3.13	1.92	2.24	1.50	1.96

(1)	Beginning April 1, 2013, the NYMEX contract specifications were changed from high sulfur home heating oil to ultra low sulfur diesel.

Acquisitions

Part of our business strategy is to pursue select acquisitions. During fiscal 2013, the Partnership completed two acquisitions and added approximately 2,000 home heating oil and propane accounts for an aggregate cost of approximately $1.4 million, reduced by working capital credits of $0.1 million. In fiscal 2012, we acquired seven retail heating oil dealers with approximately 41,000 home heating oil and propane accounts for an aggregate cost of approximately $39.2 million, reduced by working capital credits of $1.2 million. In fiscal 2011, we acquired four retail heating oil dealers with approximately 8,800 home heating oil and propane accounts for an aggregate cost of approximately $9.7 million, including working capital of $1.9 million.

Employees

As of September 30, 2013, we had 2,577 employees, of whom 747 were office, clerical and customer service personnel; 776 were equipment technicians; 386 were fuel delivery drivers and mechanics; 377 were management and 291 were employed in sales. Of these employees 866 are represented by 45 different collective bargaining agreements with local chapters of labor unions. Some of these unions have union administered pension plans that have significant unfunded liabilities, a portion of which could be assessed to us should we withdraw from these plans. The Partnership does not expect to withdraw from these plans. Depending on the demands of the 2014 heating season, we anticipate that we will augment our current staffing levels from the 483 employees on leave (330 of whom are represented by collective bargaining agreements with labor unions). We are currently involved in union negotiations with three local bargaining units. We believe that our relations with both our union and non-union employees are generally satisfactory.

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

The following table depicts our gross customer gains, gross customer losses and net customer attrition from fiscal year 2009 to fiscal year 2013. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customers that are obtained through marketing efforts at newly acquired businesses are included in these calculations. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis. Starting October 1, 2010, we have included propane customers in this calculation as several of our acquisitions since such date have included propane operations.

	Fiscal Year Ended September 30,
	2013	2012	2011	2010 (a)	2009 (a)
Gross customer gains	14.8%	13.4%	13.2%	11.6%	13.5%
Gross customer losses	18.1%	18.3%	16.7%	16.6%	21.1%

Net attrition	(3.3%)	(4.9%)	(3.5%)	(5.0%)	(7.6	%)(b)

(a)	Prior to October 1, 2010, we measured only home heating oil net customer attrition.
(b)	As a result of significant decreases in the price of home heating oil following the summer of 2008, we believe that approximately 10,000 price-protected customers in fiscal year 2009, chose another supplier due to being billed the termination fee for canceling their arrangement with us.

The gain of a new customer does not fully compensate for the loss of an existing customer because of the expenses incurred during the first year to acquire a new customer. Customer losses are the result of various factors, including but not limited to:

•	price competition;

•	customer relocations and home sales/foreclosures;

•	conversions to natural gas; and

•	credit worthiness.

The continuing volatility in the energy markets has intensified price competition and added to our difficulty in reducing net customer attrition.

If we are not able to reduce the current level of net customer attrition or if such level should increase, it will have a material adverse effect on our business, operating results and cash available for distributions to unitholders. For additional information about customer attrition, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Customer Attrition.”

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

We compete with distributors offering a broad range of services and prices, from full-service distributors, such as ourselves, to those offering delivery only. As do many companies in our business, we provide home heating equipment repair service on a 24-hour-a-day, seven-day-a-week, 52 weeks a year basis. We believe that this tends to build customer loyalty. In some instances homeowners have formed buying cooperatives that seek to purchase home heating oil from distributors at a price lower than individual customers are otherwise able to obtain. We also compete for retail customers with suppliers of alternative energy products, principally natural gas, propane (in the case of our home heating oil operations) and electricity. If we are unable to compete effectively, we may lose existing customers and/or fail to acquire new customers, which would have a material adverse effect on our business, operating results and financial condition.

The following table depict our customer losses to natural gas conversions from fiscal year 2009 to fiscal year 2013. Conversions to natural gas are increasing and we believe this may continue as natural gas has become significantly less expensive than home heating oil on an equivalent BTU basis. In addition, the states of New York, Connecticut and Pennsylvania are seeking to encourage homeowners to expand the use of natural gas as a heating fuel through legislation and regulatory efforts.

	Fiscal Year Ended September 30,
	2013	2012	2011	2010	2009
Customer losses to natural gas conversion	(2.4%)	(2.0%)	(1.5%)	(1.1%)	(1.5%)

In addition to our direct customer losses to natural gas competition, any conversion to natural gas by a heating oil consumer in our geographic footprint reduces the pool of available customers from which we can gain new heating oil customers, and could have a material adverse effect on our business, operating results and financial condition.

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

While our hedging policies are designed to minimize commodity risk, some degree of exposure to unforeseen fluctuations in market conditions remains. For example, we change our hedged position daily in response to movements in our inventory. Any difference between the estimated future sales from inventory and actual sales will create a mismatch between the amount of inventory and the hedges against that inventory, and thus change the commodity risk position that the Partnership is trying to maintain. Also, significant increases in the costs of the products we sell can materially increase our costs to carry inventory. We use our credit facility as our primary source of financing to carry inventory and may be limited on the amounts we can borrow to carry inventory. Basis risk describes the inherent market price risk created when a commodity of certain grade or location is purchased, sold or exchanged as compared to a purchase, sale or exchange of a like commodity at a different time or place. Transportation costs and timing differentials are components of basis risk. For example, we use the NYMEX to hedge our commodity risk with respect to pricing of energy products traded on the NYMEX. Physical deliveries under NYMEX contracts are made in New York Harbor. To the extent we take deliveries in other ports, such as Boston Harbor, we may have basis risk. In a backward market (when prices for future deliveries are lower than current prices), basis risk is created with respect to timing. In these instances, physical inventory generally loses value as basis declines over time. Basis risk cannot be entirely eliminated, and basis exposure, particularly in backward or other adverse market conditions, can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

We monitor processes and procedures to prevent unauthorized trading and to maintain substantial balance between purchases and sales or future delivery obligations. We can provide no assurance, however, that these steps will detect and/or prevent all violations of such risk management policies and procedures, particularly if deception or other intentional misconduct is involved.

The change in the NYMEX contract specifications from high sulfur home heating oil to ultra low sulfur diesel has increased the risks, costs and complexities of hedging.

Effective as of April 1, 2013 the NYMEX contract specifications were changed from high sulfur home heating oil to ultra low sulfur diesel. From April 1, 2013, to September 30, 2013, high sulfur home heating oil was sold at a discount to the NYMEX ultra low sulfur diesel of between $0.065 and $0.250 cents per gallon.

Because of differences in the price and availability of ultra low sulfur home heating oil and high sulfur home heating oil, we believe that the change in the NYMEX hedge contracts has increased the complexity, costs and risks inherent in hedging the Partnership’s physical inventory and sales to its customers, which may impact home heating oil per gallon gross profit margins.

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

To partially mitigate the adverse effect of warm weather on cash flows, we have used weather hedge contracts for a number of years. In general, such weather hedge contracts provide that we are entitled to receive a specific payment per heating degree-day shortfall, when the total number of heating degree-days in the period covered is less than 92.5% of the ten year average (the “Payment Threshold”). The hedge generally covers the period from November 1, through March 31, of a fiscal year taken as a whole, and has a maximum payout amount. Temperatures in fiscal year 2012, taken as a whole met the Payment Threshold, and the heating degree-day shortfall during this period resulted in our receiving the full $12.5 million payout, which was recorded as a reduction of expenses in the line item delivery and branch expenses in the statements of operations. Temperatures in fiscal year 2013, taken as a whole did not meet the Payment Threshold and there was no payout under the weather hedge contract.

For the fiscal years 2014 and 2015, we have a weather hedge contract with Swiss Re Financial Products Corporation under which we are entitled to receive a payment of $35,000 per heating degree-day shortfall, when the total number of heating degree-days in the period covered is less than 92.5% of the ten year average, the Payment Threshold. The hedge covers the period from November 1, through March 31, taken as a whole, for each respective fiscal year, and has a maximum payout of $12.5 million for each respective fiscal year. However, there can be no assurance that such weather hedge contract would fully or substantially offset the adverse effects of warmer weather on our business and operating results during such periods.

We experienced warmer than normal weather conditions in the fiscal 2012 heating season, which had an adverse effect on our fiscal 2012 results of operations and our financial condition.

In fiscal year 2012 temperatures were significantly warmer than normal for the areas in which we sell our products, which adversely affected the amount of net income, EBITDA and Adjusted EBITDA that we generated during this period. For those locations where we had existing operations in both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions in the year made), temperatures (measured on a degree day basis) for fiscal 2012 were 21.4% warmer than the fiscal 2011 and 21.7% warmer than normal, as reported by the National Oceanic and Atmospheric Administration (“NOAA”).

Because of the adverse impact of warm weather in our market areas during the fiscal 2012 heating season even with the benefit of the weather hedge contract, our fixed charge coverage ratio for the twelve months ended March 31, 2012 was 1.14 versus the 1.15 required under our revolving credit facility for payments of distributions. As a result, in April 2012, we entered into an amendment to our revolving credit facility that permitted us to continue paying distributions to our unitholders for the period from April 1, 2012 through December 31, 2012, provided that our Availability (borrowing base less amounts borrowed and letters of credit Issued) was in excess of $50.0 million and provided that distributions made during such period did not exceed $0.2325 per common unit. During this period, we were not required to meet the fixed charge coverage test to pay distributions but were required to meet the fixed charge coverage test of 1.15 to repurchase units in addition to having an Availability of $61.3 million. In order to pay distributions subsequent to December 31, 2012, we must maintain an availability of $61.3 million, 17.5% of the maximum facility size on a historical pro forma and forward looking basis, and have a fixed charge coverage ratio of 1.15. Our fiscal year ended September 30, 2012, fixed charge coverage ratio was in excess of 1.15.

We participate in multiemployer pension plans whose costs represent a significant expense to us.

We participate in a number of trustee-managed multiemployer pension plans for employees covered under collective bargaining agreements. Several factors could cause us to make significantly higher future contributions to these plans, including unfavorable investment performance, insolvency of participating employers, changes in demographics and increased benefits to participants. Some of these unions have union administered pension plans that have significant unfunded liabilities, a portion of which could be assessed to us should we withdraw from these plans. However, we do not expect to withdraw from these plans. At this time, we are unable to determine whether any material adverse effect on our financial condition, results of operations or liquidity will result from our participation in these plans.

We rely on the continued solvency of our derivatives, insurance and weather hedge counterparties.

If counterparties to the derivative instruments that we use to hedge the cost of home heating oil sold to price-protected customers, physical inventory and our vehicle fuel costs were to fail, our liquidity, operating results and financial condition could be materially adversely impacted, as we would be obligated to fulfill our operational requirement of purchasing, storing and selling home heating oil and vehicle fuel, while losing the mitigating benefits of economic hedges with a failed counterparty. If one of our insurance carriers were to fail, our liquidity, results of operations and financial condition could be materially adversely impacted, as we would have to fund any catastrophic loss. If our weather hedge counterparty were to fail, we would lose the protection of our weather hedge contract in case of warmer than normal weather. Currently, we have outstanding derivative instruments with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Regions Financial Corporation, Societe Generale, and Wells Fargo Bank, N.A. Our primary insurance carrier is American International Group and our weather hedge counterparty is Swiss Re Financial Products Corporation.

Our operating results are subject to seasonal fluctuations.

Our operating results are subject to seasonal fluctuations since the demand for home heating oil and propane is greater during the first and second fiscal quarter of our fiscal year, which is the peak heating season. The seasonal nature of our business has resulted on average in the last five years in the sale of approximately 30% of our volume of home heating oil and propane in the first fiscal quarter and 50% of our volume in the second fiscal quarter of each fiscal year. As a result, we generally realize net income in our first and second fiscal quarters and net losses during our third and fourth fiscal quarters and we expect that the negative impact of seasonality on our third and fourth fiscal quarter operating results will continue. Thus any material reduction in the profitability of the first and second quarters for any reason, including warmer than normal weather, generally cannot be made up by any significant profitability improvements in the results of the third and fourth quarters.

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our debt obligations.

At September 30, 2013, we had outstanding $125.0 million (excluding discount) of senior notes due 2017 (the “notes”), no amount outstanding under our revolving credit facility which expires June 2016, $44.7 million of letters of credit issued under our revolving credit facility and availability of $164.3 million under such revolving credit facility. During the last three fiscal years we have utilized as much as $156.3 million of our revolving credit facility in borrowings and letters of credit. Our substantial indebtedness and other financial obligations could:

•	impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, unit repurchases or general partnership purposes;

•	have a material adverse effect on us if we fail to comply with financial and affirmative and restrictive covenants in our debt agreements and an event of default occurs that is not cured or waived;

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

Increases in wholesale product costs beyond current levels may have adverse effects on our business, financial condition and results of operations, including the following:

•	customer conservation or attrition due to customers converting to lower cost heating products or suppliers;

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

We purchase synthetic call options and forward swaps with members of our lending group to manage market risk associated with our commitments to our customers, our physical inventory and fuel we use for our vehicles. These institutions have not required an initial cash margin deposit or any mark to market maintenance margin for these derivatives. Any mark to market exposure is reserved against our borrowing base and can thus reduce the amount available to us under our revolving credit facility. The mark to market reserve against our borrowing base for these derivative instruments with our lending group was as high as $13.8 million, $16.1 million, and $9.4 million during fiscal years 2013, 2012 and 2011, respectively.

We also purchase call options to hedge the price of the products to be sold to our price-protected customers which usually require us to pay an up front cash payment. This reduces our liquidity, as we must pay for the option before any sales are made to the customer. We also purchase synthetic call options which require us to pay for these options as they expire.

For certain of our supply contracts, we are required to establish the purchase price in advance of receiving the physical product. This occurs at the end of the month and is usually 20 days prior to receipt of the product. We use futures contracts or swaps to “short” the purchase commitment such that the commitment floats with the market. As a result, any upward movement in the market for home heating oil would reduce our liquidity, as we would be required to post additional cash collateral for a futures contract or our availability to borrow under our bank facility would be reduced in the case of a swap. At December 31, 2013, we expect to have approximately 40 million gallons of purchase commitments and physical inventory shorted with a futures contract or swap. If the wholesale price of heating oil increased $1.00 per gallon , our near term liquidity in December would be reduced by $40 million.

At September 30, 2013, we had approximately 137,000 customers, or 38% of our residential customer base, on the balanced payment plan. Volatility in wholesale prices could reduce our liquidity if we failed to recalculate the balanced payments on a timely basis or if customers resist higher balanced payments. These customers could possibly owe us more in the future than we had budgeted. Generally, customer credit balances are at their low point after the end of the heating season and at their peak prior to the beginning of the heating season.

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

As we self-insure workers’ compensation, automobile and general liability claims up to pre-established limits, we establish reserves based upon expectations as to what our ultimate liability will be for claims based on our historical developmental factors. We evaluate on an annual basis the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2013, we had approximately $51.3 million of net insurance reserves and had issued $42.5 million in letters of credit for current and future claims. The ultimate settlement of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material effect on our results of operations.

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

Hurricanes and other natural disasters may cause disruptions in the supply chains for home heating oil and other products that we sell. Disruptions in supply could have a material adverse effect on our business, financial condition and results of operations, causing an increase in wholesale prices and a decrease in supply. Hurricanes and other natural disasters could also cause disruptions in the power grid, which could prevent our customers from operating their home heating oil systems, thereby reducing our sales. For example, on October 29, 2012, storm Sandy made landfall in our service area, resulting in widespread power outages that affected a number of our customers. Deliveries of home heating oil and propane were less than expected for certain of our customers who were without power for several weeks subsequent to storm Sandy.

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

Our operations are conducted through Petro Holdings, Inc. (a Minnesota corporation that is our indirect wholly owned subsidiary) and its subsidiaries, all of which are corporations subject to federal and state income taxes filed on a calendar year basis. At December 31, 2012, our federal Net Operating Loss carryforwards (“NOLs”) were $10.6 million, subject to annual limitations on the amount of losses that can be used of between $1.0 million and $2.2 million.

Most of these factors are beyond the control of the general partner. Our Partnership Agreement gives the general partner discretion in establishing reserves for the proper conduct of our business, including acquisitions. These reserves will also affect the amount of cash available for distribution.

Our revolving credit facility and the indenture for our notes, both impose certain restrictions on our ability to pay distributions to unitholders. The most restrictive covenant is found in the revolving credit facility. In order to make any distributions to unitholders, we must maintain availability of 17.5% of the maximum facility size and a fixed charge coverage ratio of not less than 1.15, which is based on Adjusted EBITDA. (See Note 11 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings)

Unitholders have in the past and may in the future have to report income for Federal income tax purposes on their investment in us without receiving any cash distributions from us.

Star Gas Partners is a master limited partnership. Currently, our main asset and source of income is our 100% ownership interest in Star Acquisitions, Inc. (“Star Acquisitions”), which is the parent company of Petro Holdings, Inc. Our unitholders do not receive any of the tax benefits normally associated with owning units in a publicly traded partnership, as any cash coming from Star Acquisitions to us will generally have been taxed first at a corporate level and then may also be taxable to our unitholders as dividends, reported via annual Forms K-1. We expect that an investor will be allocated taxable income (mostly dividend income from Star Acquisitions, interest income and possibly cancellation of indebtedness income) regardless of whether a cash distribution has been paid. Our unitholders are required to report for Federal income tax purposes their allocable share of our income, gains, losses, deductions and credits, regardless of whether we make cash distributions. For example, our unitholders had $20.3 million in dividend income reported on their 2012 K-1’s related to dividends received by us that we used to repurchase units.

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

The notes are structurally subordinated to all existing and future claims of creditors of our subsidiaries, including the lenders under our revolving credit facility, their trade creditors and all of their possible future creditors. This is because these creditors will have priority as to the assets of our subsidiaries over our claims as a direct or indirect equity holder in our subsidiaries and, thereby, indirect priority over noteholder claims. As a result, upon any distribution to these creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to us or our property, these creditors will be entitled to be paid in full before any payment may be made with respect to the notes. Thereafter, the holders of the notes will participate with our trade creditors and all other holders of our senior indebtedness in the assets remaining, if any. In any of these cases, we may have insufficient funds to pay all of our creditors and noteholders may therefore receive less, ratably, than creditors of our subsidiaries. As of September 30, 2013, the notes ranked structurally junior to $245.2 million of indebtedness and other liabilities of our subsidiaries.

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

Our obligations under the revolving credit facility (as of September 30, 2013, no amount was outstanding under the revolving credit facility, $44.7 million of letters of credit were issued and we had availability of $164.3 million) are subject to change of control provisions at least as restrictive as the change of control provisions under the notes. Accordingly, any event which would be a “change of control” under the senior notes would also be a “change of control” under such other indebtedness. We are not restricted from entering into a transaction that would trigger the change of control provisions. If these change of control provisions are triggered, some of the outstanding debt may become due. It is possible that we would not have sufficient funds at the time of any change of control to make the required debt payments or that restrictions in other debt instruments would not permit those payments. In some instances, lenders would have the right to foreclose on our assets if debt payments were not made upon a change of control.

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

We provide services to our customers in the United States from Maine to South Carolina from 35 principal operating locations and 72 depots, 31 of which are owned and 76 of which are leased. As of September 30, 2013, we had a fleet of 998 truck and transport vehicles, the majority of which were owned and 1,066 service vans, the majority of which were leased. We lease our corporate headquarters in Stamford, Connecticut. Our obligations under our revolving credit facility are secured by liens and mortgages on substantially all of the Partnership’s and subsidiaries’ real and personal property.

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

The following tables set forth the high and low closing price ranges for the common units and the cash distribution declared on each unit for the fiscal 2013 and 2012 quarters indicated.

	SGU – Common Unit Price Range				Distributions Declared
	High		Low		per Unit
	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2013	Fiscal Year 2012
Quarter Ended
December 31,	$4.36	$5.15	$3.98	$4.70	$0.0775	$0.0775
March 31,	$4.90	$4.88	$4.13	$4.09	$0.0775	$0.0775
June 30,	$5.02	$4.19	$4.48	$3.66	$0.0825	$0.0775
September 30,	$5.07	$4.52	$4.73	$4.11	$0.0825	$0.0775

As of November 30, 2013, there were approximately 340 holders of record of common units.

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

According to the terms of our Partnership Agreement, minimum quarterly distributions on the common units accrue at the rate of $0.0675 per quarter ($0.27 on an annual basis). The information concerning restrictions on distributions required by Item 5 of this report is incorporated by reference to Note 3. Quarterly Distribution of Available Cash, of the Partnership’s consolidated financial statements.

The revolving credit facility and the indenture for the notes both impose certain restrictions on our ability to pay distributions to unitholders. The most restrictive covenant is found in the Partnership’s revolving credit facility. Under the terms of our revolving credit facility, the Partnership must maintain Availability of $61.3 million, 17.5% of the maximum facility size of $350 million (assuming a seasonal advance of $100 million is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 in order to pay any distributions to unitholders or repurchase common units. (See Note 11 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings).

On October 29, 2013, we declared a quarterly distribution of $0.0825 per unit, or $0.33 per unit on an annualized basis, on all common units in respect of the fourth quarter of fiscal 2013 payable on November 14, 2013 to holders of record on November 12, 2013. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to the holders of common units and 10% to the holders of the general partner units (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $4.7 million was paid to the common unit holders, $0.07 million to the general partner (including $0.05 million of incentive distributions) and $0.05 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the general partner.

Common Unit Repurchase Plans and Retirement

Since July 21, 2009 (the start of the Plan I common units repurchase program) to November 30, 2013 (the current Plan III common units repurchase program in effect) the Partnership has repurchased and retired 18.3 million common units at an aggregate purchase price of $82.9 million or an average price of $4.53 per unit.

In fiscal 2010, the Partnership concluded its Plan I common units repurchase program and retired all 7.5 million common units authorized for repurchase at an average price paid of $4.04 per unit.

In fiscal 2012, the Partnership concluded its Plan II common units repurchase program and retired all 7.25 million common units authorized for repurchase at an average price paid of $4.94 per unit.

In July 2012, the Board authorized the repurchase of up to 3.0 million of the Partnership’s common units (“Plan III”). In July 2013, the Board authorized an additional 1.9 million common units to be repurchased under its Plan III common unit repurchase plan. The authorized common unit repurchases may be made from time-to-time in the open market, in privately negotiated transactions or in such other manner deemed appropriate by management. There is no guarantee of the exact number of units that will be purchased under the program and the Partnership may discontinue purchases at any time. The program does not have a time limit. In June 2013, the Board authorized the repurchase of 1.15 million additional common units in a private transaction. The Partnership’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the common units purchased in the repurchase program will be retired.

The Partnership must maintain Availability (as defined in the revolving credit facility agreement) of $61.3 million, 17.5% of the maximum facility size of $350 million (assuming a seasonal advance of $100 million is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 in order to repurchase common units.

(in thousands, except per unit amounts)

Period	Total Number of Units Purchased as Part of a Publicly Announced Plan or Program	Average Price Paid per Unit (a)	Maximum Number of Units that May Yet Be Purchased Under the Program
Plan III — Number of units authorized			4,894
Private transaction — Number of units authorized (b)			1,150

			6,044

Plan III — Fiscal year 2012 total	22	$4.26	6,022

Plan III — First quarter fiscal year 2013 total	1,015	$4.18	5,007

Plan III — Second quarter fiscal year 2013 total	310	$4.36	4,697

Plan III — Third quarter fiscal year 2013 total (b)	1,697	$4.92	3,000

Plan III — July 2013	—	$—	3,000
Plan III — August 2013	120	$4.87	2,880
Plan III — September 2013	142	$4.84	2,738

Plan III — Fourth quarter fiscal year 2013 total	262	$4.85	2,738

Plan III — Fiscal year 2013 total	3,284	$4.63	2,738

Plan III — October 2013 (c)	250	$5.20	2,488
Plan III — November 2013	—	$—	2,488

(a)	Amounts include repurchase costs.
(b)	Third quarter fiscal 2013 common unit repurchases include 1.15 million common units acquired in a private transaction.
(c)	October 2013 common unit repurchases were acquired in a private transaction.

ITEM 6.	SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

The selected financial data as of September 30, 2013 and 2012, and for the years ended September 30, 2013, 2012 and 2011 is derived from the financial statements of the Partnership included elsewhere in this Report. The selected financial data as of September 30, 2011, 2010 and 2009 and for the years ended September 30, 2010 and 2009 is derived from financial statements of the Partnership not included in this Report. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Years Ended September 30,
(in thousands, except per unit data)	2013	2012	2011	2010	2009
Statement of Operations Data:
Sales	$1,741,796	$1,497,588	$1,591,310	$1,212,776	$1,206,813
Costs and expenses:
Cost of sales	1,388,668	1,199,811	1,237,341	904,047	875,755
(Increase) decrease in the fair value of derivative instruments	6,775	(8,549)	2,567	(5,622)	(13,690)
Delivery and branch expenses	250,210	217,376	250,762	218,625	224,478
Depreciation and amortization expenses	17,303	16,395	17,884	15,745	19,406
General and administrative expenses	18,356	18,689	20,709	21,397	20,742
Finance charge income (a)	(5,521)	(4,393)	(4,814)	(3,442)	(3,731)

Operating income (a)	66,005	58,259	66,861	62,026	83,853
Interest expense, net	14,433	14,060	15,654	14,262	17,368
Amortization of debt issuance costs	1,745	1,634	2,440	2,680	2,750
(Gain) loss on redemption of debt	—	—	1,700	1,132	(9,706)

Income before income taxes	49,827	42,565	47,067	43,952	73,441
Income tax expense (benefit)	19,921	16,576	22,723	15,632	(57,597)

Net income	$29,906	$25,989	$24,344	$28,320	$131,038

Weighted average number of limited partner units:
Basic and diluted	59,409	61,931	66,822	70,019	75,738

	Fiscal Years Ended September 30,
(in thousands, except per unit data)	2013	2012	2011	2010	2009
Per Unit Data:
Basic and diluted net income per unit (b)	$0.47	$0.40	$0.35	$0.38	$1.43
Cash distribution declared per common unit	$0.320	$0.310	$0.305	$0.2850	$0.2025
Balance Sheet Data (end of period):
Current assets	$305,880	$301,519	$303,775	$251,051	$380,380
Total assets	$632,504	$639,347	$630,487	$586,696	$667,608
Long-term debt	$124,460	$124,357	$124,263	$82,770	$133,112
Partners’ Capital	$259,281	$260,145	$272,633	$279,911	$306,334
Summary Cash Flow Data:
Net cash provided by operating activities	$18,492	$105,828	$39,402	$44,429	$78,455
Net cash used in investing activities	$(6,960)	$(44,517)	$(15,928)	$(73,956)	$(7,568)
Net cash provided by (used in) financing activities	$(34,566)	$(40,009)	$2,253	$(104,571)	$(54,535)
Other Data:
Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization (EBITDA) (c)	$83,308	$74,654	$83,045	$76,639	$112,965
Adjusted EBITDA (c)	$90,083	$66,105	$87,312	$72,149	$89,569
Retail home heating oil and propane gallons sold	324,797	277,204	355,569	310,323	351,630
Temperatures (warmer) colder than normal (d)	(4.1%)	(21.7%)	(0.4%)	(7.9%)	1.3%

(a)	As a result of the reclassification of finance charge income, as described in Note 2 of the Consolidated Financial Statements - Summary of Significant Accounting Policies Reclassification, operating income, EBITDA and Adjusted EBITDA have been revised but net income has not changed.
(b)	Net income per unit is computed in accordance with FASB ASC 260-10-45-60 Earnings per Share, Master Limited Partnerships (EITF 03-06). See Note 17. Earnings Per Limited Partner Units, of the condensed consolidated financial statements.

(c)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

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

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital requirements;

•	EBITDA and Adjusted EBITDA do not reflect the cash necessary to make payments of interest or principal on our indebtedness; and

•	EBITDA and Adjusted EBITDA do not reflect the cash required to pay taxes.

EBITDA and Adjusted EBITDA are calculated for the fiscal years ended September 30 as follows:

(in thousands)	2013	2012	2011	2010	2009
Net income	$29,906	$25,989	$24,344	$28,320	$131,038
Plus:
Income tax expense (benefit)	19,921	16,576	22,723	15,632	(57,597)
Amortization of debt issuance cost	1,745	1,634	2,440	2,680	2,750
Interest expense, net	14,433	14,060	15,654	14,262	17,368
Depreciation and amortization	17,303	16,395	17,884	15,745	19,406

EBITDA from continuing operations (a)	83,308	74,654	83,045	76,639	112,965
(Increase)/decrease in the fair value of derivative instruments	6,775	(8,549)	2,567	(5,622)	(13,690)
(Gain) loss on redemption of debt	—	—	1,700	1,132	(9,706)

Adjusted EBITDA (a)	90,083	66,105	87,312	72,149	89,569

Add/(subtract)
Income tax (expense) benefit	(19,921)	(16,576)	(22,723)	(15,632)	57,597
Interest expense, net	(14,433)	(14,060)	(15,654)	(14,262)	(17,368)
Provision for losses on accounts receivable	6,481	6,017	10,388	5,279	10,310
(Increase) decrease in accounts receivables	(14,074)	5,804	(31,593)	(4,570)	26,657
(Increase) decrease in inventories	(20,664)	34,335	(13,189)	(2,012)	(17,747)
Increase (decrease) in customer credit balances	(15,878)	11,952	(1,776)	(9,250)	(11,964)
Change in deferred taxes	1,676	12,913	15,831	13,331	(61,355)
Change in other operating assets and liabilities	5,222	(662)	10,806	(604)	2,756

Net cash provided by operating activities	$18,492	$105,828	$39,402	$44,429	$78,455

Net cash used in investing activities	$(6,960)	$(44,517)	$(15,928)	$(73,956)	$(7,568)

Net cash provided by (used in) financing activities	$(34,566)	$(40,009)	$2,253	$(104,571)	$(54,535)

(d)	Temperatures (warmer) colder than normal are for those locations where the Partnership had existing operations, which we sometimes refer to as the “base business” (i.e. excluding acquisitions), temperatures (measured on a degree day basis) as reported by the National Oceanic and Atmospheric Administration (“NOAA”).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on our financial performance, the price and supply of the products that we sell, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, general economic conditions and new technology. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the headings “Risk Factors” and “Business Strategy.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

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

	Fiscal 2013 (1)		Fiscal 2012		Fiscal 2011		Fiscal 2010		Fiscal 2009
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$2.90	$3.26	$2.72	$3.17	$2.19	$2.54	$1.78	$2.12	$1.20	$2.85
March 31	2.86	3.24	2.99	3.32	2.49	3.09	1.89	2.20	1.13	1.63
June 30	2.74	3.09	2.53	3.25	2.75	3.32	1.87	2.35	1.31	1.86
September 30	2.87	3.21	2.68	3.24	2.77	3.13	1.92	2.24	1.50	1.96

(1)	Beginning April 1, 2013, the NYMEX contract specifications were changed from high sulfur home heating oil to ultra low sulfur diesel.

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

Impact of Warm Weather on Operating Results; Weather Hedge Contract—Fiscal Year 2012

Weather conditions have a significant impact on the demand for home heating oil and propane because customers depend on these products principally for heating purposes. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. To partially mitigate the adverse effect of warm weather on our cash flows, we have used weather hedging contracts for a number of years. For fiscal 2012, we entered into a weather hedge contract under which we were entitled to receive a payment of $35,000 per heating degree-day shortfall, when the total number of heating degree-days in the period covered less than 92.5% of the ten year average, the Payment Threshold. The hedge covered the period from November 1, 2011 through March 31, 2012, taken as a whole. Due to the abnormally warm weather conditions that fiscal year, the hedge resulted in a maximum payout of $12.5 million. The benefit was recorded in the three months ended March 31, 2012, as a reduction in delivery and branch expenses and was collected in April 2012.

Weather Hedge Contract—Fiscal Years 2013, 2014 and 2015

In July 2012, the Partnership entered into a weather hedge contract for the fiscal years 2013, 2014 and 2015, with Swiss Re Financial Products Corporation, under which Star is entitled to receive a payment of $35,000 per heating degree-day shortfall if the total number of heating degree-days in the period covered is less than 92.5% of the ten year average (the “Payment Threshold”). The hedge covers the period from November 1 through March 31, taken as a whole, for each respective fiscal year and has a maximum payout of $12.5 million for each fiscal year. The Partnership did not record any benefit under its weather hedge contract during fiscal 2013.

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

New York State Ultra Low Sulfur Fuel Oil Regulation

On July 1, 2012, new regulations went into effect in New York State (an important area of operations for us) that require the use of ultra low sulfur home heating oil (which is essentially ultra low sulfur diesel fuel with a dye additive). From July 1, 2012 through March 31, 2013, the additional cost of ultra low sulfur home heating oil versus high sulfur home heating oil in New York ranged from $0.035 and $0.230 cents per gallon. The NYMEX continued to trade only the high sulfur home heating oil hedge contract through March 31, 2013. Effective as of April 1, 2013, the NYMEX contract specifications were changed from high sulfur home heating oil to ultra low sulfur diesel, similar to the New York mandate for home heating oil. Consequently, there was a nine month period, from July 2012 through March 2013, when the Partnership needed to purchase and sell ultra low sulfur home heating oil for its New York State customers while a contract was not directly available to hedge on the NYMEX. The Partnership hedged the purchases of ultra low sulfur home heating oil from July 1, 2012 to March 31, 2013, utilizing a NYMEX high sulfur home heating oil contract. Furthermore, due to the change in the specifications of the NYMEX contract in April 2013, the Partnership now has a similar mis-match from April 2013 going forward in its ability to hedge high sulfur home heating oil requirements for purchases and sales in states other than New York. The Partnership has hedged its purchases of high sulfur home heating oil since April 1, 2013, with the new NYMEX ultra low sulfur diesel contracts. From April 1 to September 30, 2013, high sulfur home heating oil was sold at a discount to the NYMEX ultra low sulfur diesel contract of between $0.065 and $0.250 cents per gallon.

Because of differences in the price and availability of ultra low sulfur home heating oil and high sulfur home heating oil, we believe that the change in the NYMEX hedge contracts has increased the complexity, costs and risks inherent in hedging the Partnership’s physical inventory and in its sales to price-protected customers, which may impact home heating oil per gallon gross profit margins for these customers.

Income Taxes

Net Operating Loss Carry Forwards

The Partnership and its corporate subsidiaries file Federal and State income tax returns on a calendar year. As of December 31, 2012, our Federal Net Operating Loss carry forwards (“NOLs”) were $10.6 million, subject to annual limitations of between $1.0 million and $2.2 million on the amount of such losses that can be used.

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

Estimated Depreciation and Amortization Expense

(in thousands)
Fiscal Year	Book	Tax
2013	$19,047	33,532
2014	18,376	29,172
2015	16,837	25,174
2016	14,721	19,097
2017	12,319	11,757
2018	10,201	8,374

Non-Deductible Partnership Expenses

The Partnership incurs certain expenses at the Partnership level that are not deductible for Federal or state income tax purposes by our corporate subsidiaries. As a result, our effective tax rate could differ from the statutory rate that would be applicable if such expenses were deductible.

Storm Sandy

On October 29, 2012, the storm known as “Sandy” made landfall in our service area, resulting in widespread power outages for a number of our customers. In addition, certain third-party terminals where we purchase and store liquid product were closed for a short period of time due to damage sustained from the storm or by the loss of power. During the period subsequent to the storm, our operations and systems functioned without any meaningful disruptions.

Deliveries of home heating oil and propane were less than expected for certain of our customers who were without power for several weeks subsequent to storm Sandy. However, since our operations were able to provide uninterrupted service to current and new customers, our sales of diesel fuel increased during the weeks after the storm, as did our service and installation sales, along with the related costs to provide these services.

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

Gross customer gains and gross customer losses

	Fiscal Year Ended
	2013			2012			2011
	Gross Customer		Net	Gross Customer		Net	Gross Customer		Net
	Gains	Losses	Attrition	Gains	Losses	Attrition	Gains	Losses	Attrition
First Quarter	26,100	24,400	1,700	25,700	26,600	(900)	21,900	24,100	(2,200)
Second Quarter	13,900	19,300	(5,400)	11,500	19,700	(8,200)	11,800	17,200	(5,400)
Third Quarter	7,100	13,600	(6,500)	7,000	13,700	(6,700)	6,000	11,400	(5,400)
Fourth Quarter	14,400	18,000	(3,600)	13,000	18,200	(5,200)	15,300	17,100	(1,800)

Total	61,500	75,300	(13,800)	57,200	78,200	(21,000)	55,000	69,800	(14,800)

Net customer gains (attrition) as a percentage of the home heating oil and propane customer base

	Fiscal Year Ended
	2013			2012			2011
	Gross Customer		Net	Gross Customer		Net	Gross Customer		Net
	Gains	Losses	Attrition	Gains	Losses	Attrition	Gains	Losses	Attrition
First Quarter	6.3%	5.9%	0.4%	6.2%	6.4%	(0.2%)	5.3%	5.8%	(0.5%)
Second Quarter	3.3%	4.6%	(1.3%)	2.7%	4.7%	(2.0%)	2.8%	4.1%	(1.3%)
Third Quarter	1.7%	3.3%	(1.6%)	1.5%	3.1%	(1.6%)	1.5%	2.8%	(1.3%)
Fourth Quarter	3.5%	4.3%	(0.8%)	3.0%	4.1%	(1.1%)	3.6%	4.0%	(0.4%)

Total	14.8%	18.1%	(3.3%)	13.4%	18.3%	(4.9%)	13.2%	16.7%	(3.5%)

During fiscal 2013, the Partnership lost 13,800 accounts (net), or 3.3%, of our home heating oil and propane customer base, compared to the loss of 21,000 accounts (net), or 4.9% of our home heating oil and propane customer base during fiscal 2012. The improvement of 7,200 accounts was due to an increase in gross customer gains of 4,300 and lower gross customer losses of 2,900. The increase in gains can be attributed to an increase in referrals as well as marketing and advertising related activity. The decrease in losses was mainly due to fewer credit cancellations and price-related losses.

During fiscal 2013, we lost 2.4% of our home heating oil accounts to natural gas conversions versus losses of 2.0% for fiscal 2012, and 1.5% for fiscal 2011. Conversions to natural gas have been increasing, and we believe this may continue as natural gas has become significantly less expensive than home heating oil on an equivalent BTU basis. In addition, the states of New York, Connecticut and Pennsylvania are seeking to encourage homeowners to expand the use of natural gas as a heating fuel through legislation and regulatory efforts.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Annual Report.

Fiscal Year Ended September 30, 2013

Compared to the Fiscal Year Ended September 30, 2012

Volume

For fiscal 2013, retail volume of home heating oil and propane increased by 47.6 million gallons, or 17.2%, to 324.8 million gallons, compared to 277.2 million gallons for fiscal 2012. For those locations where the Partnership had existing operations during both periods, which are sometimes referred to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for fiscal 2013, were 22.3% colder than fiscal 2012, but 4.1% warmer than normal, as reported by the National Oceanic and Atmospheric Administration (“NOAA”). For the twelve months ended September 30, 2013, net customer attrition for the base business was 3.3%. Due to various reasons including the significant increase in the price per gallon of home heating oil and propane over the last several years, we believe that our customers are adopting conservation measures to use less product. The impact of conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency and other volume variances not otherwise described, are included in the chart below under the heading “Other.” In addition, on October 29, 2012, the storm Sandy made landfall in our service area, resulting in widespread power outages that affected a number of our customers. Deliveries of home heating oil and propane were less than expected for certain of our customers who were without power for several weeks subsequent to this storm. The home heating oil and propane volume loss due to Sandy is also in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is as follows:

(in millions of gallons)	Heating Oil and Propane
Volume—Fiscal 2012	277.2
Acquisitions	13.4
Impact of colder temperatures	54.3
Net customer attrition	(10.1)
Other	(10.0)

Change	47.6

Volume—Fiscal 2013	324.8

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for fiscal 2013, compared to fiscal 2012:

	Fiscal Year
Customers	2013	2012
Residential Variable	41.6%	42.5%
Residential Price-Protected	44.3%	44.3%
Commercial/Industrial	14.1%	13.2%

Total	100.0%	100.0%

Volume of other petroleum products increased by 6.0 million gallons, or 11.3%, to 59.2 million gallons for fiscal 2013, compared to 53.2 million gallons for fiscal 2012, largely due to an increase in motor fuel demand as a result of the storm Sandy (including to power generators) and higher home heating oil wholesale sales.

Product Sales

For fiscal 2013, product sales increased $0.2 billion, or 17.2%, to $1.5 billion, compared to $1.3 billion for fiscal 2012, primarily due to an increase in total volume of 16.2%.

Installation and Service Sales

For fiscal 2013, installation and service sales increased $20.8 million, or 10.3%, to $223.0 million, compared to $202.2 million for fiscal 2012, due to additional revenue from acquisitions of $5.6 million and an increase in the base business of $15.2 million largely attributable to Sandy-related service and installation billings and the additional billings associated with 22.3% colder temperatures.

Cost of Product

For fiscal 2013, cost of product increased $0.2 billion, or 16.4%, to $1.2 billion, compared to $1.0 billion for fiscal 2012, largely due to an increase in total volume of 16.2%.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for fiscal 2013, increased by $0.0234 per gallon, or 2.5%, to $0.9536 per gallon, from $0.9302 per gallon during fiscal 2012. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Twelve Months Ended
	September 30, 2013		September 30, 2012
	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Home Heating Oil and Propane
Volume	324.8		277.2

Sales	$1,315.9	$4.0515	$1,115.6	$4.0246
Cost	$1,006.2	$3.0979	$857.8	$3.0944

Gross Profit	$309.7	$0.9536	$257.9	$0.9302

	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Other Petroleum Products
Volume	59.2		53.2

Sales	$202.8	$3.4274	$179.8	$3.3822
Cost	$185.8	$3.1400	$166.3	$3.1285

Gross Profit	$17.0	$0.2875	$13.5	$0.2537

	Amount (in millions)		Amount (in millions)
Total Product
Sales	$1,518.7		$1,295.4
Cost	$1,192.0		$1,024.1

Gross Profit	$326.7		$271.3

For fiscal 2013, total product gross profit increased by $55.4 million to $326.7 million, compared to $271.3 million for fiscal 2012, due to an increase in home heating oil and propane volume ($44.3 million), the impact of higher home heating oil and propane margins ($7.6 million) and the additional gross profit from other petroleum products ($3.5 million).

Cost of Installations and Service

For fiscal 2013, cost of installation and service increased by $20.9 million, or 11.9%, to $196.6 million, compared to $175.7 million for fiscal 2012, due to a $4.8 million increase related to acquisitions and an $16.1 million increase tied to our base business largely due to the storm Sandy and the additional service costs associated with 22.3% colder temperatures.

Installation costs for fiscal 2013, increased by $10.8 million, or 17.8%, to $71.6 million, compared to $60.8 million in installation costs for fiscal 2012. Installation costs as a percentage of installation sales for fiscal 2013, and fiscal 2012, were 84.1% and 84.6%, respectively. Service expenses increased to $125.1 million for fiscal 2013, or 90.7%, of service sales, versus $115.0 million, or 88.2% of service sales, for fiscal 2012. We achieved a combined profit from service and installation of $26.4 million for fiscal 2013, compared to a combined profit of $26.5 million for fiscal 2012. Management views the service and installation department on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either service or installation billings.

(Increase) / Decrease in the Fair Value of Derivative Instruments

During fiscal 2013, the change in the fair value of derivative instruments resulted in a $6.8 million charge due to the expiration of certain hedged positions (a $1.1 million charge) and a decrease in the market value for unexpired hedges (a $5.7 million charge).

During fiscal 2012, the change in the fair value of derivative instruments resulted in a $8.5 million credit due to the expiration of certain hedged positions (a $7.4 million credit) a decrease in market value for unexpired (a $1.1 million credit).

Delivery and Branch Expenses

For fiscal 2013, delivery and branch expense increased $32.8 million, or 15.1%, to $250.2 million, compared to $217.4 million for fiscal 2012, due to an increase in the base business expenses of $13.0 million largely due to the additional volume sold, the additional expense from acquisitions of $7.2 million and the absence of a weather hedge benefit of $12.5 million. During fiscal 2012, the Partnership recorded a benefit of $12.5 million under its warm weather hedge which reduced delivery and branch expenses with no similar benefit recorded in fiscal 2013.

On a cents per gallon basis (excluding the credit recorded under the Partnership’s weather hedge contract during fiscal 2012), delivery and branch expenses for fiscal 2013, decreased $0.0395, or 5.5%, to $0.6733 compared to $0.7128 per gallon for fiscal 2012, as certain fixed operating expenses were spread over a larger volume base in fiscal 2013.

Depreciation and Amortization

For fiscal 2013, depreciation and amortization expenses increased by $0.9 million, or 5.5%, to $17.3 million, compared to $16.4 million for fiscal 2012.

Depreciation expense remained the same as an increase of $1.2 million from fiscal 2012 and fiscal 2013 acquisitions was offset by a decrease of $1.2 million related to fleet and equipment assets which became fully depreciated in fiscal 2012 and fiscal 2013. Amortization expense increased by $0.9 million, due to fiscal 2012 and fiscal 2013 customer lists acquired.

General and Administrative Expenses

For fiscal 2013, general and administrative expenses decreased $0.3 million, or 1.8%, to $18.4 million, from $18.7 million for fiscal 2012, as lower legal and professional, acquisition and other expenses of $2.2 million were offset by an increase in profit sharing expense of $1.9 million.

The Partnership accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees, and this amount is payable when the Partnership achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in Adjusted EBITDA.

Finance Charge Income

For fiscal 2013, finance charge income increased $1.1 million to $5.5 million, compared to $4.4 million for fiscal 2012. In late fiscal 2012, the Partnership shortened the time period before billing finance charges which drove this increase.

Interest Expense, Net

For fiscal 2013, net interest expense increased $0.3 million, or 2.7%, to $14.4 million compared to the $14.1 million for fiscal 2012 largely due to an increase in average working capital borrowings of $5.9 million.

Amortization of Debt Issuance Costs

For fiscal 2013, amortization of debt issuance costs increased by $0.1 million to $1.7 million, compared to $1.6 million for fiscal 2012.

Income Tax Expense

For fiscal 2013, income tax expense increased by $3.3 million to $19.9 million from $16.6 million for fiscal 2012, due to the increase in pretax income of $7.3 million.

Net Income

For fiscal 2013, net income increased $3.9 million to $29.9 million, from $26.0 million for fiscal 2012, as the increase in pretax income of $7.3 million was greater than the increase in income tax expense of $3.3 million.

Adjusted EBITDA

For fiscal 2013, Adjusted EBITDA increased by $24.0 million, or 36.3%, to $90.1 million as the impact of 22.3% colder temperatures, higher home heating oil and propane per gallon margins, acquisitions, and the favorable impact of the storm Sandy on motor fuel sales and service and installation revenue more than offset the volume decline in the base business attributable to net customer attrition and other factors. Adjusted EBITDA for fiscal 2012, included a $12.5 million benefit that the Partnership recorded under its weather hedge contract due to the abnormally warm weather in that period, with no similar benefit recorded during fiscal 2013.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to pay distributions.

EBITDA and Adjusted EBITDA are calculated as follows:

	Fiscal Year Ended September 30,
(in thousands)	2013	2012
Income from continuing operations	$29,906	$25,989
Plus:
Income tax expense	19,921	16,576
Amortization of debt issuance cost	1,745	1,634
Interest expense, net	14,433	14,060
Depreciation and amortization	17,303	16,395

EBITDA (a) (b) from continuing operations	83,308	74,654
(Increase) / decrease in the fair value of derivative instruments	6,775	(8,549)

Adjusted EBITDA (a) (b)	90,083	66,105

Add / (subtract)
Income tax expense	(19,921)	(16,576)
Interest expense, net	(14,433)	(14,060)
Provision for losses on accounts receivable	6,481	6,017
(Increase) decrease in accounts receivables	(14,074)	5,804
(Increase) decrease in inventories	(20,664)	34,335
Increase (decrease) in customer credit balances	(15,878)	11,952
Change in deferred taxes	1,676	12,913
Change in other operating assets and liabilities	5,222	(662)

Net cash provided by operating activities	$18,492	$105,828

Net cash used in investing activities	$(6,960)	$(44,517)

Net cash provided by (used in) financing activities	$(34,566)	$(40,009)

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

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

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital requirements;

•	EBITDA and Adjusted EBITDA do not reflect the cash necessary to make payments of interest or principal on our indebtedness; and

•	EBITDA and Adjusted EBITDA do not reflect the cash required to pay taxes.

(b)	As a result of the reclassification of finance charge income, as described in Note 2 of the Consolidated Financial Statements - Summary of Significant Accounting Policies Reclassification, operating income, EBITDA and Adjusted EBITDA have been revised but net income has not changed.

Fiscal Year Ended September 30, 2012

Compared to the Fiscal Year Ended September 30, 2011

Volume

For fiscal 2012, retail volume of home heating oil and propane decreased by 78.4 million gallons, or 22.0%, to 277.2 million gallons, compared to 355.6 million gallons for fiscal 2011. For those locations where the Partnership had existing operations during both periods, which are sometimes referred to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for fiscal 2012 were 21.4% warmer than fiscal 2011 and 21.7% warmer than normal, as reported by the National Oceanic and Atmospheric Administration (“NOAA”). In the New York City Metropolitan Area, which is an important area of operations for us, fiscal 2012 was the warmest period in the last 112 years and was 3.7% warmer than the next warmest comparable period. For fiscal 2012, net customer attrition for the base business was 5.4%. Due to various reasons including the significant increase in the price per gallon of home heating oil and propane over the last several years, we believe that some of our customers have been adopting conservation measures to use less of such products. The impact of any such conservation, along with any period-to-period differences in delivery scheduling, equipment efficiency and other volume variances not otherwise described, are included in the chart under the heading “Other.” We believe the unseasonably warm weather for fiscal 2012 generally magnified the conditions and opportunities for conservation. The timing of accounts added or lost during the fiscal year could also impact the fiscal year comparison. An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is found below:

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

	Fiscal Year Ended
	September 30, 2012		September 30, 2011
	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Home Heating Oil and Propane
Volume	277.2		355.6

Sales	$1,115.6	$4.0246	$1,258.0	$3.5379
Cost	$857.8	$3.0944	$933.6	$2.6257

Gross Profit	$257.9	$0.9302	$324.4	$0.9122

	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Other Petroleum Products
Volume	53.2		43.1

Sales	$179.8	$3.3822	$134.9	$3.1314
Cost	$166.3	$3.1285	$124.2	$2.8821

Gross Profit	$13.5	$0.2537	$10.7	$0.2493

	Amount (in millions)		Amount (in millions)
Total Product
Sales	$1,295.4		$1,392.9
Cost	$1,024.1		$1,057.8

Gross Profit	$271.3		$335.1

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

Delivery and Branch Expenses

For fiscal 2012, delivery and branch expenses decreased $33.4 million, or 13.3%, to $217.4 million, compared to $250.8 million for fiscal 2011, as the additional expense from acquisitions of $12.9 million was more than offset by a $12.5 million credit recorded under the Partnership’s weather hedge contract along with lower delivery and branch expenses of $33.8 million related to the decline in home heating oil and propane volume in the base business, lower insurance expense and lower bad debt expense. In addition, in response to the warmer weather in the fiscal 2012 heating season, management reduced expenses wherever possible.

On a cents per gallon basis (excluding the credit recorded under the Partnership’s weather hedge contract), delivery and branch expenses for fiscal 2012 increased $0.0646, or 10.0%, to $0.7128 per gallon, compared to $0.6482 per gallon for fiscal 2011 due to the fixed nature of certain operating expenses, which could not be reduced in the near term to match the weather-related decline in home heating oil and propane volume. In addition, certain costs such as vehicle fuels and credit card processing fees rose on a per gallon basis due to the increase in cost of home heating oil and petroleum products.

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

The Partnership accrues approximately 6% of adjusted EBITDA as defined in its profit sharing plan for distribution to its employees, and this amount is payable when the Partnership achieves adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in adjusted EBITDA.

Finance Charge Income

For fiscal 2012, finance charge income decreased $0.4 million to $4.4 million, compared to $4.8 million for fiscal 2011, due to lower past due accounts receivable balances.

Interest Expense, Net

For fiscal 2012, net interest expense decreased by $1.6 million, or 10.2%, to $14.1 million, compared to $15.7 million during fiscal 2011 largely due to lower bank fees of $1.0 million resulting from lower rates on letters of credit and lower unused commitment fees. Average long-term debt decreased by $2.7 million, and the weighted average long-term borrowing rate decreased from 9.1% to 8.9%, which resulted in a decrease in interest expense of $0.5 million. In November 2010, the Partnership issued $125 million of 8.875% Senior Notes due 2017 and, in December 2010, repaid $82.5 million of 10.25% Senior Notes due 2013. During fiscal 2012, the Partnership borrowed an average of $16.3 million under its revolving credit facility, $0.9 million higher than fiscal 2011, but interest expense decreased $0.1 million as the interest rate on these borrowings declined from 4.3% to 3.2%.

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

Adjusted EBITDA

For fiscal 2012, Adjusted EBITDA decreased by $21.2 million, or 24.3%, to $66.1 million as the impact of 21.4% warmer temperatures, net customer attrition and other reductions in home heating oil and propane volume more than offset an increase in Adjusted EBITDA provided by fiscal 2012 and 2011 acquisitions, an increase in home heating oil and propane per gallon gross profit margins, $12.5 million recorded under the Partnership’s weather hedge contract and lower operating expenses.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to pay distributions.

EBITDA and Adjusted EBITDA are calculated as follows:

	Fiscal Year Ended September 30,
(in thousands)	2012	2011
Income (loss) from continuing operations	$25,989	$24,344
Plus:
Income tax expense	16,576	22,723
Amortization of debt issuance cost	1,634	2,440
Interest expense, net	14,060	15,654
Depreciation and amortization	16,395	17,884

EBITDA (a) (b) from continuing operations	74,654	83,045
(Increase) / decrease in the fair value of derivative instruments	(8,549)	2,567
Gain on redemption of debt	—	1,700

Adjusted EBITDA (a) (b)	66,105	87,312

Add / (subtract)
Income tax expense	(16,576)	(22,723)
Interest expense, net	(14,060)	(15,654)
Provision for losses on accounts receivable	6,017	10,388
(Increase) decrease in accounts receivables	5,804	(31,593)
(Increase) decrease in inventories	34,335	(13,189)
Increase (decrease) in customer credit balances	11,952	(1,776)
Change in deferred taxes	12,913	15,831
Change in other operating assets and liabilities	(662)	10,806

Net cash provided by operating activities	$105,828	$39,402

Net cash used in investing activities	$(44,517)	$(15,928)

Net cash provided by (used in) financing activities	$(40,009)	$2,253

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

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

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital requirements;

•	EBITDA and Adjusted EBITDA do not reflect the cash necessary to make payments of interest or principal on our indebtedness; and

•	EBITDA and Adjusted EBITDA do not reflect the cash required to pay taxes.

(b)	As a result of the reclassification of finance charge income, as described in Note 2 of the Consolidated Financial Statements—Summary of Significant Accounting Policies Reclassification, operating income, EBITDA and Adjusted EBITDA have been revised but net income has not changed.

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

During fiscal 2013, cash provided by operating activities decreased by $87.3 million to $18.5 million, when compared to $105.8 million of cash provided by operating activities during fiscal 2012, as a favorable change in cash generated from operations of $9.5 million and increases in accruals for insurance, interest and profit sharing totaling $5.9 million were reduced by an increase in inventory of $55.0 million, an increase in cash needs to fund accounts receivable of $19.9 million and the timing of cash receipts from budget customers of $27.8 million. The impact of 22.3% colder temperatures in fiscal 2013 compared to fiscal 2012 was the primary driver of the change in cash required to finance accounts receivable as well as the change in customer credit balances. Days sales outstanding as of September 30, 2013 were 53 days compared to 50 days at September 30, 2012 and 61 days at September 30, 2011. At the beginning of fiscal 2012, the Partnership had increased its quantity of liquid product on hand to take advantage of certain market conditions. These market conditions did not occur at the end of fiscal 2012 and the Partnership reduced its inventory which resulted in an increase in cash of $34.1 million. At the end of fiscal 2013 the Partnership increased the quantity of liquid inventory to almost the level at the beginning of fiscal 2012. This change resulted in a use of cash in fiscal 2013 of $19.4 million.

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

Investing Activities

Our capital expenditures for fiscal 2013 totaled $6.0 million, as we invested in computer hardware and software ($1.9 million), refurbished certain physical plants ($1.2 million), expanded our propane operations ($1.9 million) and made additions to our fleet and other equipment ($1.0 million). We also completed two acquisitions for $1.4 million and allocated $1.3 million of the gross purchase price to intangible assets, $0.2 million to fixed assets and reduced working capital by $0.1 million of credits.

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

Financing Activities

During fiscal 2013, we borrowed $111.5 million under our credit facility and repaid $111.5 million during the period. We also paid distributions of $19.0 million to our common unit holders, $0.3 million to our general partner (including $0.17 million of incentive distributions as provided in our Partnership Agreement) and repurchased 3.3 million units for $15.2 million in connection with our unit repurchase plan.

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

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of September 30, 2013 ($85.1 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and repaid from subsequent seasonal reductions in inventory and accounts receivable. If we require additional capital and the credit markets are receptive, we may seek to offer and sell debt or equity securities under our $250 million shelf registration statement.

Our asset based revolving credit facility, which expires in June 2016, provides us with the ability to borrow up to $250 million ($350 million during the heating season from November through April of each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $100 million in letters of credit. We can increase the facility size by $100 million without the consent of the bank group. However, the bank group is not obligated to fund the $100 million increase. If the bank group elects not to fund the increase, we can add additional lenders to the group, with the consent of the Agent, which shall not be unreasonably withheld. Obligations under the revolving credit facility are guaranteed by us and our subsidiaries and secured by liens on substantially all of our assets, including accounts receivable, inventory, general intangibles, real property, fixtures and equipment. As of September 30, 2013, there were no borrowings under our revolving credit facility and $44.7 million in letters of credit were outstanding for current and future insurance reserves and bonds.

Under the terms of the revolving credit facility, we must maintain at all times either Availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the maximum facility size or a fixed charge coverage ratio of not less than 1.1, which is calculated based upon Adjusted EBITDA for the trailing twelve month period. As of September 30, 2013, Availability, as defined in the revolving credit facility agreement, was $164.3 million and we were in compliance with the fixed charge coverage ratio.

Maintenance capital expenditures for fiscal 2014 are estimated to be approximately $5.0 to $6.0 million, excluding the capital requirements for leased fleet. In addition, we plan to invest an estimated $1.5 million in our propane operations. Paying distributions during fiscal 2014 at the current quarterly level of $0.0825 per unit, would result in an aggregate of approximately $19.0 million to common unit holders, $0.28 million to our general partner (including $0.19 million of incentive distribution as provided in our Partnership Agreement) and $0.19 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the general partner. For fiscal 2014, the Partnership’s scheduled interest payments on its Senior Notes, which are due in November 2017, amount to $11.1 million. Based upon the funding requirements of the Pension Protection Act, and certain actuarial assumptions, we estimate that the Partnership will be required to make cash contributions to its frozen defined benefit pension obligations totaling approximately $6.1 million over the next five fiscal years. In addition, we will continue to repurchase common units pursuant to our unit repurchase plan and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

Partnership Distribution Provisions

On October 29, 2013, we declared a quarterly distribution of $0.0825 per unit, or $0.33 per unit on an annualized basis, on all common units with respect to the fourth quarter of fiscal 2013 payable on November 14, 2013 to holders of record on November 8, 2013. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to the holders of common units and 10% to the holders of the general partner units (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $4.7 million was paid to the common unit holders, $0.07 million to the general partner (including $0.05 million of incentive distribution as provided in our Partnership Agreement) and $0.05 million to management pursuant to the management incentive compensation plan, which provides for certain members of management to receive incentive distributions that would otherwise be payable to the general partner.

(See Part II—Item 5. Market for Registrant’s Units and Related Matters—Partnership Distribution Provisions and Note 4 Quarterly Distribution of Available Cash)

Contractual Obligations and Off-Balance Sheet Arrangements

We have no special purpose entities or off balance sheet debt, other than operating leases entered into in the ordinary course of business.

Long-term contractual obligations, except for our long-term debt obligations, are not recorded in our consolidated balance sheet. Non-cancelable purchase obligations are obligations we incur during the normal course of business, based on projected needs. The Partnership had no capital lease obligations as of September 30, 2013.

Reserves for income taxes under FASB ASC 740-10-05 Income Taxes (“FIN 48”) are not included in the table because we cannot reasonably predict the ultimate timing of settlement of our reserves for income taxes with the respective taxing authorities.

The table below summarizes the payment schedule of our contractual obligations at September 30, 2013 (in thousands):

	Payments Due by Fiscal Year
	Total	2014	2015 and 2016	2017 and 2018	Thereafter
Long-term debt obligations	$125,000	$—	$—	$125,000	$—
Operating lease obligations (a)	53,433	13,819	22,022	10,673	6,919
Purchase obligations and other (b)	28,060	10,717	9,980	6,560	803
Interest obligations (c)	47,525	12,394	22,188	12,943	—
Long-term liabilities reflected on the balance sheet (d)	3,296	350	700	700	1,546

	$257,314	$37,280	$54,890	$155,876	$9,268

(a)	Represents various operating leases for office space, trucks, vans and other equipment with third parties.
(b)	Represents non-cancelable commitments as of September 30, 2013 for operations such as weather hedge premiums, customer related invoice and statement processing, voice and data phone/computer services and real estate taxes on leased property.
(c)	Reflects 8.875% interest obligations on our $125.0 million senior notes (excluding discounts) due December 2017 and the unused commitment fee on the revolving credit facility.
(d)	Reflects long-term liabilities excluding a pension accrual of approximately $4.3 million. We estimate minimum cash contributions of approximately $2.7 million for fiscal 2014 and an average of approximately $0.9 million for each of the fiscal years 2015 through 2018.

Recent Accounting Pronouncements

In fiscal 2013, the provisions of FASB ASU No. 2011-08, Intangibles-Goodwill and Other (350): Testing Goodwill for Impairment became effective. This standard simplifies how entities test goodwill for impairment by providing for an optional qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the first step, of the two-step goodwill impairment test. We did not elect to perform the optional qualitative test in fiscal 2013.

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

Our significant accounting policies are discussed in Note 2 of the Notes to the Consolidated Financial Statements. We believe the following are our critical accounting policies and estimates:

Goodwill and Other Intangible Assets

We calculate amortization using the straight-line method over periods ranging from five to twenty years for intangible assets with finite useful lives based on historical statistics. We use amortization methods and determine asset values based on our best estimates using reasonable and supportable assumptions and projections. For significant acquisitions we may engage a third party valuation firm to assist in the valuation of intangible assets of that acquisition. We assess the useful lives of intangible assets based on the estimated period over which we will receive benefit from such intangible assets such as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. At September 30, 2013, we had $66.8 million of net intangible assets subject to amortization. If lives were shortened by one year, we estimate that amortization for these assets for fiscal 2013 would have increased by approximately $1.4 million.

FASB ASC 350-10-05, Intangibles-Goodwill and Other, requires goodwill to be assessed at least annually for impairment. These assessments involve management’s estimates of future cash flows, market trends and other factors to determine the fair value of the reporting unit, which includes the goodwill to be assessed. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge is recorded if the carrying value of goodwill is determined to be greater than its fair value. At September 30, 2013, we had $201.1 million of goodwill.

The Partnership has one reporting segment. We test the carrying amount of goodwill annually during the fourth fiscal quarter. It was determined based on this analysis that there was no goodwill impairment as of August 31, 2013. The preparation of this analysis was based upon management’s estimates and assumptions, and future impairment calculations would be affected by actual results that are materially different from projected amounts. To provide for a sensitivity of the discount rates and transaction multiples used, ranges of high and low values are employed in the analysis, with the low values examined to ensure that a reasonably likely change in an assumption would not cause the Partnership to reach a different conclusion.

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

Depreciation of Property and Equipment

Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from 1 to 30 years. Net property and equipment was $51.3 million at September 30, 2013. If the remaining estimated useful lives of these assets were shortened by one year, we estimate that depreciation for fiscal 2013 would have increased by approximately $1.5 million.

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

The discount rate enables the Partnership to state expected future cash flows at a present value on the measurement date. The rate is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense in the following fiscal year. A 25 basis point decrease in the discount rate used for fiscal 2013 would have increased pension expense by approximately $0.1 million and would have increased the pension liability by another $2.0 million. The discount rate used to determine net periodic pension expense was 3.50% in 2013, 4.35% in 2012, and 4.7% in 2011. The discount rate used in determining end of year pension obligations was 4.45% in 2013, 3.5% in 2012, and 4.35% in 2011. These rates reflect the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of future benefit payments.

We consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets to determine our expected long-term rate of return on pension plan assets. The expected long-term rate of return on assets is developed with input from the Partnership’s investment advisors. The long-term rate of return assumption used for determining net periodic pension expense for fiscal 2013 was 7.00% and 7.75% for fiscal 2012. A further 25 basis point decrease in the expected return on assets would have increased pension expense in fiscal 2013 by approximately $0.1 million. As the Plan gets closer to being fully funded, the asset allocations have been adjusted to lower volatility from equity holdings (currently 80% domestic fixed income, 15% domestic equities and 5% international equities). For fiscal year 2014, the Partnership revised its return on plan assets assumption to 5.75% per annum.

Over the life of the plans, both gains and losses have been recognized by the plans in the calculation of annual pension expense. As of September 30, 2013, $25.5 million of unrecognized losses remain to be recognized by the plans. These losses may result in increases in future pension expense as they are recognized.

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

Insurance Reserves

We currently self-insure a portion of workers’ compensation, auto and general liability claims. We establish reserves based upon expectations as to what our ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience, supplemented by a third-party actuary. We periodically evaluate the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2013, we had approximately $51.3 million of insurance reserves. The ultimate resolution of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material adverse effect on results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At September 30, 2013, we had outstanding borrowings totaling $125.0 million (excluding discounts), none of which is subject to variable interest rates.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at September 30, 2013, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $14.1 million to a fair market value of $10.7 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $6.0 million to a negative fair market value of $(9.4) million.

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

The general partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2013 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, September 1992. Based on our evaluation of internal Control over financial reporting, our management concluded that our internal control over financial reporting was effective as of September 30, 2013. The effectiveness of our internal control over financial reporting as of September 30, 2013 has been audited by our independent registered public accounting firm, as stated in their report which is included herein.

(c) Change in Internal Control over Financial Reporting.

No change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

(d) Other.

The general partner and the Partnership believe that a control system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of September 30, 2013, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

As of November 30, 2013, Kestrel Heat and its affiliates owned an aggregate of 13,261,350 common units, representing 23.08% of the issued and outstanding common units, and Kestrel Heat owned 325,729 general partner units.

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

Directors and Executive Officers of the General Partner

Directors are appointed for an indefinite term, subject to the discretion of Kestrel. The following table shows certain information for directors and executive officers of the general partner as of November 30, 2013:

Name	Age	Position
Paul A. Vermylen, Jr.	66	Chairman, Director
Steven J. Goldman	53	President, Chief Executive Officer and Director
Richard F. Ambury	56	Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Richard G. Oakley	53	Vice President and Controller
Henry D. Babcock(1)	73	Director
C. Scott Baxter(1)	52	Director
Daniel P. Donovan	67	Director
Bryan H. Lawrence	71	Director
Sheldon B. Lubar	84	Director
William P. Nicoletti (1)	68	Director

(1)	Audit Committee member

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

Steven J. Goldman. Mr. Goldman has been President and Chief Executive Officer of Kestrel Heat since October 1, 2013. Mr. Goldman has been a director of Kestrel Heat since October 29, 2013. From May 1, 2010 to September 30, 2013, Mr. Goldman was Executive Vice President and Chief Operating Officer of Kestrel Heat, and was Senior Vice President of Operations from April 1, 2007 until April 30, 2010. Mr. Goldman was Vice President of Operations of Petro Holdings, Inc. from July 2004 until May 31, 2007. From February 2000 to June 2004, Mr. Goldman held various operating management positions with Petro. Prior to joining Petro Holdings, Inc. as a General Manager in 2000, Mr. Goldman worked for United Parcel Service from 1982 to 2000. Mr. Goldman has also held various positions within the management of companies in industrial engineering and those with international operations. Mr. Goldman is a graduate of the State University of New York at Stony Brook.

Mr. Goldman’s in-depth knowledge of the Partnership’s business and his substantial experience in the home heating oil industry, among other factors, led the Board to conclude that he should serve as a director of Kestrel Heat.

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

Henry D. Babcock. Mr. Babcock has been a director of Kestrel Heat since April 28, 2006. Mr. Babcock is a consultant to Train, Babcock Advisors LLC, a privately owned registered investment advisor. He joined the firm in 1976, became a partner in 1980, CEO in 1999 and Chairman in 2006. Prior to this, he ran an affiliated venture capital company that was active the in the U.S. and abroad. Mr. Babcock is a graduate of Yale University and received an MBA from Columbia University. He is President of The Caumsett Foundation, Inc.

Mr. Babcock’s significant experience in capital markets, corporate finance and venture capital, among other factors, led the Board to conclude that he should serve as a director of Kestrel Heat.

C. Scott Baxter. Mr. Baxter has been a director of Kestrel Heat since April 28, 2006. Mr. Baxter is currently a senior member of Petrie Partners, an energy investment banking firm, and manages their Houston office. Prior to joining Petrie Partners in 2013, Mr. Baxter was Managing Partner of Baxter Energy Partners, a corporate energy M&A advisory firm which he founded. He previously held positions including Head of the Americas for J.P. Morgan’s global energy group, Managing Director in the global energy group at Citigroup (Salomon Brothers) and head of the energy group for Houlihan Lokey. Mr. Baxter has 25 years of energy investment banking experience and has been a primary advisor in executing over $150 billion in corporate energy M&A, restructuring and private equity financing transactions. Mr. Baxter has also rendered over 30 independent fairness opinions for boards spanning the upstream to MLP sectors in the energy industry. Mr. Baxter holds a B.S. degree in Economics from Weber State University where he graduated cum laude, and received an MBA degree from the University of Chicago Graduate School of Business. Mr. Baxter has served as an adjunct professor of finance at Columbia University’s Graduate School of Business and been on the President’s advisory board for Weber State University since 1996.

Mr. Baxter’s significant experience as an investor and senior investment banker focused on the energy field, among other factors, led the Board to conclude that he should serve as a director of Kestrel Heat.

Daniel P. Donovan. Mr. Donovan has been a director of Kestrel Heat since April 28, 2006. Mr. Donovan was Chief Executive Officer of Kestrel Heat from May 31, 2007 to September 30, 2013 and had been President from April 28, 2006 to September 30, 2013. From April 28, 2006 to May 30, 2007 Mr. Donovan was also the Chief Operating Officer of Kestrel Heat. Mr. Donovan was the President and Chief Operating Officer of a predecessor general partner, Star Gas LLC (“Star Gas”), from March 2005 until April 28, 2006. From May 2004 to March 2005 he was President and Chief Operating Officer of the Star Gas heating oil segment. Mr. Donovan held various management positions with Meenan Oil Co. LP, from January 1980 to May 2004, including Vice President and General Manager from 1998 to 2004. Mr. Donovan worked for Mobil Oil Corp. from 1971 to 1980. His last position with Mobil was President and General Manager of its heating oil subsidiary in New York City and Long Island. Mr. Donovan is a graduate of St. Francis College in Brooklyn, New York and received an M.B.A. from Iona College.

Mr. Donovan’s in-depth knowledge of the Partnership’s business, having been its president and chief executive officer, and his substantial experience in the home heating oil industry, among other factors, led the Board to conclude that he should serve as a director of Kestrel Heat.

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

Meetings of Directors

During fiscal 2013, the Board of Directors of Kestrel Heat met four times. All directors attended each meeting except for one meeting in which one director did not attend.

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

During fiscal 2013, the Audit Committee of Kestrel Heat, LLC met six times. All members attended each meeting.

Reimbursement of Expenses of the General Partner

The general partner does not receive any management fee or other compensation for its management of the Partnership. The general partner is reimbursed for all expenses incurred on behalf of the Partnership, including the cost of compensation, which is properly allocable to the Partnership. The Partnership Agreement provides that the general partner shall determine the expenses that are allocable to the Partnership in any reasonable manner determined by the general partner in its sole discretion. In addition, the general partner and its affiliates may provide services to the Partnership for which a reasonable fee would be charged as determined by the general partner. There were no reimbursements in fiscal year 2013.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on copies of reports furnished to us, we believe that during fiscal year 2013, all reporting persons complied with the Section 16(a) filing requirements applicable to them.

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

As a limited partnership that is listed on the New York Stock Exchange, the Partnership is not required to have a Compensation Committee. Since the Chairman of the general partner and the majority of the Board are not employees, the Board determined that it has adequate independence to act in the capacity of a Compensation Committee to establish and review the compensation of the Partnership’s executive officers and directors. The Board is comprised of Paul A. Vermylen Jr. (Chairman), Steven J. Goldman (President and Chief Executive Officer), Daniel P. Donovan, Henry D. Babcock, C. Scott Baxter, Bryan H. Lawrence, Sheldon B. Lubar, and William P. Nicoletti.

Throughout this Report, each person who served as chief executive officer (“CEO”) during fiscal 2013, each person who served as chief financial officer (“CFO”) during fiscal 2013 and the two other most highly compensated executive officers serving at September 30, 2013 (there being no other executive officers who earned more than $100,000 during fiscal 2013) are referred to as the “named executive officers” and are included in the Executive Compensation Table.

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

Compensation Methodology

The elements of the Partnership’s compensation program for named executive officers are intended to provide a total incentive package designed to drive performance and reward contributions in support of business strategies at the Partnership and operating unit level. Subject to the terms of employment agreements that have been entered into with the named executive officers, all compensation determinations are discretionary and subject to the decision-making authority of the Board of Directors. We do not use benchmarking as a fixed criterion to determine compensation. Rather, after subjectively setting compensation based on the policies discussed above under “Compensation Philosophy and Policies” , we reviewed the compensation paid to officers holding similar positions at our peer group companies to obtain a general understanding of the reasonableness of base salaries and other compensation payable to our named executive officers. Our peer group of companies was comprised of the following companies: Amerigas Partners, L.P., Suburban Propane Partners, L.P., Ferrellgas Partners, L.P. and Global Partners, L.P. We chose these companies because they are master limited partnerships that are engaged in the retail distribution of energy products like the Partnership.

Elements of Executive Compensation

For the fiscal year ended September 30, 2013, the principal components of compensation for the named executive officers were:

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

The majority of the Partnership’s compensation allocation is weighted towards base salary and annual discretionary profit sharing allocation. For the CEO, CFO and COO, approximately 50% of the annual compensation is in the form of base salary and approximately 50% is from the discretionary profit sharing allocation. For the Vice President- Controller, approximately 65% of the annual compensation is in the form of base salary and 35% is from the discretionary profit sharing allocations. In addition, during fiscal 2013, an aggregate of $118,542 was paid to the named executive officers under the terms of the Partnership’s management incentive compensation plan and represented a small portion of the executive compensation that was paid to these officers. In the future, the amounts payable to the named executive officers under the management incentive compensation plan should increase, if the Partnership is successful in increasing the overall level of distributions payable to unitholders.

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

Elements of individual performance considered, among others, without any specific weight given to each element, include business-related accomplishments during the year, difficulty and scope of responsibilities, effective leadership, experience, expected future contributions to the Partnership and difficulty of replacement. While base salary provides a base level of compensation intended to be competitive with the external market, the base salary for each named executive officer is determined on a subjective basis after consideration of these factors and is not based on target percentiles or other formal criteria. Although we believe that base salaries for our named executive officers are generally competitive with the external market, we do not use benchmarking as a fixed criterion to determine base compensation. Rather, after subjectively setting base salaries based on the above factors, we review the compensation paid to officers holding similar positions at our peer group companies to obtain a general understanding of the reasonableness of base salaries and other compensation payable to our named executive officers. The Partnership also takes into account geographic differences for similar positions in the New York Metropolitan area. While cost of living is considered in determining annual increases, the Partnership does not typically provide full cost of living adjustments as salary increases are constrained by budgetary restrictions and the ability to fund the Partnership’s current cash needs such as interest expense, maintenance capital, income taxes and distributions.

Profit Sharing Allocations

The Partnership maintains a profit sharing pool for employees, including named executive officers, which in fiscal 2013 was equal to approximately 6.0% of the Partnership’s earnings before income taxes, depreciation and amortization, excluding items affecting comparability (“adjusted EBITDA”). The annual discretionary profit sharing allocations paid to the named executive officers are payable from this pool. The size of the pool fluctuates based upon upward or downwards changes in adjusted EBITDA. The amount of cash paid to the named executive officers under the plan is based on the target percentages of overall compensation described above under the caption “Elements of Executive Compensation.” Depending upon the size of the profit sharing pool, the amount paid to the named officers could be more or less.

There are no set formulas for determining the amount payable to our named executive officers from the profit sharing plan. Factors considered by our CEO and the Board in determining the level of profit sharing allocations generally include, without assigning a particular weight to any factor:

(i)	whether or not we achieved certain budgeted goals for the year and any material shortfalls or superior performances relative to expectations. Under the plan, no profit sharing was payable with respect to fiscal 2013 unless the Partnership achieved actual adjusted EBITDA for fiscal 2013 of at least 70% of the amount of budgeted adjusted EBITDA for fiscal 2013. The budget is developed annually using a bottom up process;

(ii)	the level of difficulty associated with achieving such objectives based on the opportunities and challenges encountered during the year and;

(iii)	significant transactions or accomplishments for the period not included in the goals for the year.

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

The Partnership believes that the Plan provides a long-term incentive to its participants because it encourages the Partnership’s management to increase the Partnership’s available cash for distributions in order to trigger the incentive distributions that are only payable if distributions from available cash exceeds certain target distribution levels, with higher percentages of incentive distributions triggered by higher levels of distributions. Such increases are not sustainable on a consistent basis without long-term improvements in the Partnership’s operations. In addition, under certain Plan amendments that were adopted in 2012, the participation points of existing plan participants will vest and become irrevocable over a four year (three years for the CEO) period starting with the fiscal year ended September 30, 2013, provided that the participants continue to be employed by the Partnership during the vesting period. The Partnership believes that this will help ensure that the Plan participants who include our named executive officers will have a continuing personal interest in the success of the Partnership.

The pro rata share payable to each participant under the Plan is based on the number of participation points as described under “Fiscal 2013 Compensation Decisions—Management Incentive Compensation Plan.” The amount paid in Incentive Distributions is governed by the partnership agreement and the calculation of Available Cash. Available Cash from Operating Surplus (as defined in our partnership agreement) is distributed to the holders of the Partnership’s common units and general partner units in the following manner:

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

The Partnership distributed approximately $165,059 in Incentive Distributions under the Plan during fiscal 2013, including payments to the named executive officers of approximately $118,542. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its general partner units within the next twelve months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

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

Fiscal 2013 Compensation Decisions

For fiscal 2013, the foregoing elements of compensation were applied as follows:

Base Salary

The following table sets forth each named executive officer’s base salary as of October 1, 2013 and the percentage increase in his base salary over October 1, 2012. The current base salaries for our named executive officers were determined during fiscal 2013, based upon the factors discussed under the caption “Base Salary .” Mr. Donovan retired from his position as President and Chief Executive Officer effective as of September 30, 2013 so he is not included in this table. The average percentage increase in base salary for executives in our peer group was approximately 8.7%.

Name	Salary	Percentage Over Prior Year
Steven J. Goldman (a)	$360,000	12.0%
Richard F. Ambury	$338,200	2.0%
Richard G. Oakley	$224,500	2.4%

(a)	Mr. Goldman was appointed CEO in October 1, 2013

Annual Discretionary Profit Sharing Allocation

Based on the annual performance reviews for the Partnership’s CEO and named executive officers, the Board approved annual profit sharing allocations as reflected in the “Summary Compensation Table” and notes thereto. For fiscal 2013 the profit sharing amounts reflected in the Summary Compensation Table are 22%, 47%, 54%, and 52% higher than fiscal 2012 for Messrs. Donovan, Ambury, Goldman and Oakley, respectively. One of the Partnership’s primary performance measures for profit sharing purposes is adjusted EBITDA. This adjusted EBITDA increased by $23.9 million, or 36.0%, to $90.4 million for fiscal 2013, and the Partnership generated cash in excess of distributions paid. For the Partnership’s peer group, the average percentage increase in adjusted EBITDA was 86.6%. This increase in the Partnership’s adjusted EBITDA was due, among other reasons, to 22.3% colder weather than the prior year, margin management and expense control. In addition, the Partnership’s net customer attrition was reduced to 3.3%, the lowest level achieved over the last five years. Net customer attrition for the preceding four years averaged 5.3%. The Partnership has also launched several initiatives to increase revenues other than through the sale of home heating oil and organically expanded its presence in the distribution of propane during fiscal 2013. At the beginning of fiscal 2013, management faced many challenges as a result of the major East Coast storm, Sandy, and effectively reallocated resources to service the demands of customers affected by this significant event.

Messrs. Donovan, Ambury, Goldman and Oakley were instrumental to the Partnership’s many achievements during fiscal 2013.

Management Incentive Compensation Plan

In 2012 under the Plan Amendments adopted by the Board, the number and identity of the Plan participants and their participation points were frozen at the current levels in order to more closely align the interests of Plan participants and unitholders and to give Plan participants a continuing personal interest in the success of the Partnership.

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

In fiscal 2013, $118,542 was paid to the named executive officers under the Plan as indicated in the following chart:

	Fiscal 2013		Management Incentive
Name	Points	Percentage	Payments
Daniel Donovan	300	27.3%	$45,016
Richard Ambury	235	21.4%	35,263
Steven Goldman	215	19.5%	32,261
Richard Oakley	40	3.6%	6,002
Other Plan Participants	310	28.2%	46,517

Total	1,100	100.0%	$165,059

Retirement and Health Benefits

There were no changes to the retirement and health benefits applicable to the named executive officers in fiscal 2013.

Employment Contracts and Severance Agreements

Agreement with Daniel P. Donovan

The Partnership entered into an employment agreement on November 8, 2010 with Mr. Donovan effective as of June 1, 2010. Mr. Donovan’s employment agreement was for a term of three years unless otherwise terminated in accordance with the employment agreement. Mr. Donovan served as President and Chief Executive Officer of the Partnership and its subsidiaries. The employment agreement provided for one year’s salary as severance if Mr. Donovan’s employment was terminated without cause or by Mr. Donovan for good reason. Mr. Donovan retired as the President and Chief Executive Officer of the Partnership and its subsidiaries, effective as of September 30, 2013. Mr. Donovan will continue as a director of our general partner but will not receive fees for board or committee service . In addition, in accordance with a letter agreement effective as of October 1, 2013, Mr. Donovan will serve as a consultant to us for a two year period for which he will receive consulting fees of $250,000 per annum.

Agreement with Richard F. Ambury

The Partnership entered into an employment agreement with Mr. Ambury effective as of April 28, 2008. Mr. Ambury will serve as Chief Financial Officer and Treasurer of the Partnership and its subsidiaries. The employment agreement provides for one year’s salary as severance if Mr. Ambury’s employment is terminated without cause or by Mr. Ambury for good reason.

Agreement with Steven J. Goldman

Effective October 1, 2013, Steven J. Goldman was appointed the President and Chief Executive Officer of the Partnership. Mr. Goldman entered into a three year employment agreement with the Partnership, effective as of October 1, 2013, under which his salary will be $360,000 per annum. Under his employment agreement, if Mr. Goldman is terminated for reasons other than cause or if he terminates his employment for good reason, Mr. Goldman will be entitled to one year’s salary as severance.

Agreement with Richard G. Oakley

Effective November 2, 2009, the Partnership entered into an agreement with Mr. Richard G. Oakley pursuant to which Mr. Oakley will continue to be employed as Vice President—Controller on an at-will basis, and provides for one year’s salary as severance if his employment is terminated for reasons other than cause.

Change In Control Agreements

We have entered into a Change In Control Agreement with Mr. Goldman, Chief Executive Officer and Mr. Ambury, Chief Financial Officer. Under the terms of each agreement, if either of these executive officers is terminated as a result of a change in control (as defined in the agreement) he will be entitled to a payment equal to two times his base annual salary in the year of such termination plus two times the average amount paid as a bonus and/or as profit sharing during the three years preceding the year of such termination. The term change in control means the present equity owners of Kestrel and their affiliates collectively cease to beneficially own equity interests having the voting power to elect at least a majority of the members of the board of directors or other governing board of the general partner of the Partnership or any successor entity to the Partnership. If a change in control were to have occurred and their employment was terminated as of the date of this report, Mr. Goldman would have received a payment of $1,532,000 and Mr. Ambury would have received a payment of $1,520,400.

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

The Board of Directors reviewed and discussed with the Partnership’s management the Compensation Discussion and Analysis contained in this annual report on Form 10-K. Based on that review and discussion, the Board of Directors recommends that the Compensation Discussion and Analysis be included in the Partnership’s annual report on Form 10-K for the year ended September 30, 2013.

Paul A. Vermylen, Jr.

Steven J. Goldman

Henry D. Babcock

C. Scott Baxter

Daniel P. Donovan

Bryan H. Lawrence

Sheldon B. Lubar

William P. Nicoletti

Executive Compensation Table

The following table sets forth the annual salary compensation, bonus and all other compensation awards earned and accrued by the named executive officers in the fiscal year.

	Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Bonus	Unit Awards	Option Awards	Non- Equity Incentive Plan Comp.(2)	Change in Pension Value and Nonqualified Deferred Comp. Earnings (3)	All Other Comp.(4)	Total
Steven J. Goldman (1)	2013	$324,233	—	—	—	$478,000	$—	$68,197	$870,430
President and	2012	$321,300	—	—	—	$310,000	$—	$62,664	$693,964
Chief Executive Officer	2011	$317,625	—	—	—	$430,000	$—	$55,001	$802,626

Daniel P. Donovan (1)	2013	$415,975	—	—	—	$495,000	$—	$210,255	$1,121,230
Former President and	2012	$413,100	—	—	—	$405,000	$40,652	$144,412	$1,003,164
Former Chief Executive Officer	2011	$412,367	—	—	—	$570,598	$67,949	$89,722	$1,140,636

Richard F. Ambury	2013	$334,433	—	—	—	$483,000	$—	$73,543	$890,976
Chief Financial Officer,	2012	$331,500	—	—	—	$328,000	$45,171	$64,756	$769,427
Executive Vice President,	2011	$327,708	—	—	—	$455,000	$25,422	$64,965	$873,095
Treasurer and Secretary

Richard G. Oakley	2013	$219,341	—	—	—	$170,000	$—	$37,660	$427,001
Vice President - Controller	2012	$219,200	—	—	—	$112,000	$65,800	$36,043	$433,043
	2011	$212,800	—	—	—	$155,000	$34,731	$37,137	$439,668

(1)	As reported in the Partnership’s July 23, 2013 Form 8-K, effective October 1, 2013, Mr. Goldman was appointed President and Chief Executive Officer, succeeding Mr. Donovan who retired but will continue as an at will director. During fiscal 2013, Mr. Goldman served as the Partnership’s Executive Vice President and Chief Operating Officer.
(2)	Payable pursuant to the Partnership’s profit sharing pool, which is described under “Compensation Discussion and Analysis – Profit Sharing Allocation.”
(3)	The Partnership has two frozen defined benefit pension plans that we sometimes refer in this Report as the Petro defined benefit pension plan and the Meenan defined benefit pension plan, where participants are not accruing additional benefits. Mr. Ambury also participated in a tax-qualified supplemental employee retirement plan which prior to being frozen in 1997, represented contributions to an employee plan to compensate for a reduction in certain benefits prior to 1997. Included in Mr. Ambury’s amounts for the Change in Pension Value and Nonqualified Deferred Comp. Earnings are $0, $7,256 and $4,084 for fiscal years 2013, 2012 and 2011 respectively, for the actuarial changes in the value of his frozen supplemental employee retirement plan. The change in all the named executive’s pension values (including the supplemental employee retirement plan) are non-cash, and reflect normal adjustments resulting from changes in discount rates and government mandated mortality tables.
(4)	All other compensation is subdivided as follows:

Name	Management Incentive Compensation Plan	Company Match and Core Contribution to 401(K) Plan	Vacation Payout	Contributions to Nonqualified Deferred Compensation Plan	Car Allowance or Monetary Value for Personal Use of Company Owned Vehicle	Total
Steven J. Goldman	$32,261	$15,257	$—	—	$20,679	$68,197
Daniel P. Donovan	$45,016	$15,285	$58,362	$71,035	$20,557	$210,255
Richard F. Ambury	$35,263	$19,080	$—	—	$19,200	$73,543
Richard G. Oakley	$6,002	$14,858	$—	—	$16,800	$37,660

Grants of Plan-Based Awards

								All Other Stocks Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
		Estimated Future Payouts Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan
Name	Grant Date (1)	Threshold ($)	Target ($) (2)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Option Awards
Steven J. Goldman	7/21/09	—	$478,000	—	—	—	—	—	—	—	—
Daniel P. Donovan	7/21/09	—	$495,000	—	—	—	—	—	—	—	—
Richard F. Ambury	7/21/09	—	$483,000	—	—	—	—	—	—	—	—
Richard G. Oakley	7/21/09	—	$170,000	—	—	—	—	—	—	—	—

(1)	On July 21, 2009, the Board of Directors authorized the continuance of the Partnership’s annual profit sharing plan, subject to its power to terminate the plan at any time. Profit sharing allocations are described under “Compensation Philosophy and Policies—Profit Sharing Allocations.”
(2)	The Partnership’s annual profit sharing plan does not provide for thresholds or maximums; the amounts listed represent the actual awards to the named executive officers for fiscal 2013.

Outstanding Equity Awards at Fiscal Year-End

None

Option Exercises and Stock Vested

None

Pension Plans Pursuant to Which Named Executive Officers Have an Accumulated Benefit But Are Not Currently Accruing Benefits

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Steven J. Goldman (1)	Retirement Plan	—	$—	$—
Daniel P. Donovan (1)	Retirement Plan	21	$809,059	$—
Richard F. Ambury (1)	Retirement Plan	13	$187,199	$—
	Supplemental Employee Retirement Plan	—	$35,826	$—
Richard G. Oakley (1)	Retirement Plan	19	$287,263	$—

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

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

Nonqualified Deferred Compenstion
	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals /	Balance at
Name	In Last FY	In Last FY	In Last FY	Distributions	Last FYE
Daniel P. Donovan (1)	$—	$71,035	$7,368	$—	$168,019

(1)	Mr. Donovan is a participant in the Partnership’s frozen defined benefit pension plan and in fiscal year 2011 reached the plan’s full retirement age. In April 2011, the Board of Directors approved a deferred compensation arrangement to be funded by amounts which would have been payable to Mr. Donovan had he retired at age 65 and until his actual retirement. Mr. Donovan may not make withdrawals from the fund and amounts due to him will be payable upon his actual retirement. Aggregate earnings and losses reflect normal market fluctuations from investments in the fund. Contributions to the fund are included in the Summary Compensation Table. Mr. Donovan retired on September 30, 2013.

Potential Payments upon Termination

If Mr. Goldman’s employment is terminated by the Partnership for reasons other than for cause or if Mr. Goldman terminates his employment for good reason, he will be entitled to receive one-year’s salary as severance except in the case of a termination following a change in control which is discussed above under “Change in Control Agreements.” For 12 months following the termination of his employment, Mr. Goldman is prohibited from competing with the Partnership or from becoming involved either as an employee, as a consultant or in any other capacity, in the sale of heating oil or propane on a retail basis.

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

The amounts shown in the table below assume that the triggering event for each named executive officer’s termination or change in control payment was effective as of the date of this report based upon their historical compensation arrangements as of such date. The actual amounts to be paid out can only be determined at the time of such named executive officer’s termination of employment or the Partnership’s change of control.

The employment agreements of the foregoing officers also require that they not reveal confidential information of the Partnership within twelve months following the termination of their employment.

	Potential Payments	Potential Payments Following
Name	Upon Termination	a Change of Control
Steven J. Goldman	$360,000	$1,532,000
Richard F. Ambury	$338,200	$1,520,400
Richard G. Oakley	$224,500	$—

Compensation of Directors

	Director Compensation Table
Name	Fees Earned or Paid in Cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (6)	All Other Compensation (7)	Total
Paul A. Vermylen, Jr. (1)	$126,000	—	—	—	$—	$69,527	$195,527
Daniel P. Donovan (2)	$—	—	—	—	$—	$—	$—
Henry D. Babcock (3)	$66,250	—	—	—	$—	$—	$66,250
C. Scott Baxter (3)	$66,250	—	—	—	$—	$—	$66,250
Bryan H. Lawrence (4)	$—	—	—	—	$—	$—	$—
Sheldon B. Lubar	$47,208	—	—	—	$—	$—	$47,208
William P. Nicoletti (5)	$74,792	—	—	—	$—	$—	$74,792

(1)	Mr. Vermylen is non-executive Chairman of the Board.
(2)	Mr. Donovan was a management director until September 30, 2013 and the change in his pension value is included in the summary compensation table.
(3)	Mr. Babcock and Mr. Baxter are Audit Committee members.
(4)	Mr. Lawrence has chosen not to receive any fees as a director of the general partner of the Partnership.
(5)	Mr. Nicoletti is Chairman of the Audit Committee.
(6)	Mr. Vermylen participates in one of the Partnership’s frozen defined benefit pension plans. Participants are currently not accruing additional benefits under the frozen plan. The change in the pension value reflects normal non-cash adjustments resulting from changes in discount rates and government mandated mortality tables.
(7)	Mr. Vermylen is a participant in the Partnership’s frozen defined benefit pension plan and in fiscal year 2012 reached the plan’s full retirement age and started receiving pension payments.

Each non-management director receives an annual fee of $50,000 plus $1,500 for each regular and telephonic meeting attended. The Chairman of the Audit Committee receives an annual fee of $20,000 while other Audit Committee members receive an annual fee of $10,000. Each member of the Audit Committee receives $1,500 for every regular and telephonic meeting attended. The non-executive chairman of the Board receives an annual fee of $120,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership as of November 30, 2013 of common units and general partner units by:

(1) Kestrel and certain beneficial owners;

(2) each of the named executive officers and directors of Kestrel Heat;

(3) all directors and executive officers of Kestrel Heat as a group; and

(4) each person the Partnership knows to hold 5% or more of the Partnership’s units.

Except as indicated, the address of each person is c/o Star Gas Partners, L.P. at 2187 Atlantic Street, Stamford, Connecticut 06902-0011.

	Common Units		General Partner Units
Name	Number	Percentage	Number	Percentage
Kestrel (a)	13,261,350	23.08%	325,729	100.00%
Paul A. Vermylen, Jr.	200,000	*
Sheldon B. Lubar	200,000	*
Henry D. Babcock	106,121	*
William P. Nicoletti	35,506	*
Bryan H. Lawrence	—	—
C. Scott Baxter	—	—
Daniel P. Donovan	25,000	*
Richard F. Ambury	21,890	*
Steven J. Goldman	19,500	*
Richard G. Oakley	—	—
All officers and directors and Kestrel Heat, LLC as a group (11 persons)	13,869,367	24.13%	325,729	100.00%
Bandera Partners LLC (b)	5,334,021	9.28%

(a)	Includes (i) 500,000 common units and 325,729 general partner units owned by Kestrel Heat, and (ii) 12,761,350 common units owned by KM2, LLC, a Delaware limited liability company (“KM2”) as to which Kestrel, in its capacity as sole member of Kestrel Heat and KM2, may be deemed to share beneficial ownership.
(b)	According to a Form 13F filed by Bandera Partners LLC with the SEC on August 14, 2013.
*	Amount represents less than 1%.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

For the years ended September 30, 2013, 2012, and 2011 the Partnership had no related party transactions or agreements pursuant to Item 404 of regulation S-K.

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

The following table represents the aggregate fees for professional audit services rendered by KPMG LLP including fees for the audit of the Partnership’s annual financial statements for the fiscal years 2013 and 2012, and for fees billed and accrued for other services rendered by KPMG LLP (in thousands).

	2013	2012
Audit Fees(1)	$1,495	$1,487
Tax Fees(2)	496	322

Total Fees	$1,991	$1,809

(1)

Audit fees were for professional services rendered in connection with audits and quarterly reviews of the consolidated financial statements of the Partnership. The fiscal 2012 amount includes $114,000 in audit fees, for services provided in fiscal 2011 but not paid until fiscal 2012, and for the comfort letter initiated in connection with a potential debt offering.

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

1. Financial Statements—See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

2. Financial Statement Schedule—See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

3. Exhibits—See “Index to Exhibits” set forth on the following page.

INDEX TO EXHIBITS

Exhibit Number	Incorp by Ref. to Exh.	Description
3.1	3.1(1)	Amended and Restated Certificate of Limited Partnership
4.1	99.1(2)	Second Amended and Restated Agreement of Limited Partnership
4.2	99.3(3)	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership
4.3	4.3(16)	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership
4.4	(20)	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership
10.1	99.2(5)	Letter Agreement and general release dated March 7, 2005 between Star Gas Partners L.P. and Irik P. Sevin†
10.2	99.2(3)	Management Incentive Compensation Plan†
10.3	(20)	Amended and Restated Management Incentive Compensation Plan†
10.4	99.4(3)	Form of Indemnification Agreement for Officers and Directors.
10.5	(4)	Approved Dealer / Contractor Agreement dated as of July 11, 2006 by and between AFC First Financial Corporation and Petro Holdings, Inc.
10.6	99.4(7)	Form of Amendment No. 1 to Indemnification Agreement.
10.7	(9)	Description of 2008 Profit Sharing Plan.†
10.8	(10)	Employment Agreement dated December 3, 2007 between Star Gas Partners, L.P. and Steven J. Goldman.†
10.9	(10)	Change in Control Agreement dated December 4, 2007 between Star Gas Partners, L.P. and Daniel P. Donovan.†
10.10	(10)	Change in Control Agreement dated December 4, 2007 between Star Gas Partners, L.P. and Richard F. Ambury.†
10.11	(11)	Employment Agreement dated April 28, 2008 between Star Gas Partners, L.P. and Richard Ambury†
10.12	(13)	Agreement dated November 2, 2009 between Star Gas Partners, L.P. and Richard G. Oakley.†
10.13	(14)	Champion Equity Purchase Agreement dated as of May 10, 2010.
10.14	(15)	Employment Agreement dated as of November 8, 2010 between Star Gas Partners, L.P. and Daniel P. Donovan.
10.15	10.21(16)	Senior Notes Purchase Agreement, dated as of November 10, 2010, between Star Gas Partners, L.P., J.P. Morgan Securities LLC and RBS.
10.16	10.23(16)	Indenture dated as of November 16, 2010 for the 8.875% Senior Notes due 2017.
10.17	10.24(17)	Amended and Restated Revolving Credit Facility Agreement dated as of June 3, 2011.
10.18	10.25(17)	Amended and Restated Pledge Agreement dated as of June 3, 2011.
10.19	(18)	First Amendment dated as of November 22, 2011 to Amended and Restated Revolving Credit Facility Agreement.
10.20	(19)	Second Amendment dated as of April 6, 2012 to Amended and Restated Revolving Credit Facility Agreement.
10.21	(21)	Letter Agreement, dated as of July 22, 2013, between the Partnership and Dan Donovan. †
10.22	(21)	Letter Agreement, dated as of July 22, 2013, between the Partnership and Steven Goldman regarding employment.†
10.23	(21)	Letter Agreement, dated as of July 22, 2013, between the Partnership and Steven Goldman regarding Change of Control.†
14	(11)	Code of Business Conduct and Ethics
21	*	Subsidiaries of the Registrant
23.1	*	Consent of KPMG
31.1	*	Certification of Chief Executive Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).(1)
31.2	*	Certification of Chief Financial Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).(1)
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed Herewith
†	Employee compensation plan.
(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2006.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K dated April 28, 2006.
(3)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K dated July 20, 2006.
(4)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the Commission on January 17, 2007.
(5)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2005.
(6)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated December 5, 2005.
(7)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated October 19, 2006.
(8)	[Intentionally Omitted]
(9)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated October 22, 2007.
(10)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the Commission on December 7, 2007.
(11)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed with the Commission on December 10, 2008.
(12)	[Intentionally Omitted]
(13)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 3, 2009.
(14)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010.
(15)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 12, 2010.
(16)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
(17)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated June 7, 2011.
(18)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
(19)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.
(20)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated July 20, 2012.
(21)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated July 23, 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the general partner has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

STAR GAS PARTNERS, L.P.

By:	KESTREL HEAT, LLC (General Partner)

By:	/s/ Steven J. Goldman
Steven J. Goldman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Steven J. Goldman Steven J. Goldman	President and Chief Executive Officer and Director Kestrel Heat, LLC	December 11, 2013

/s/ Richard F. Ambury Richard F. Ambury	Chief Financial Officer (Principal Financial Officer) Kestrel Heat, LLC	December 11, 2013

/s/ Richard G. Oakley Richard G. Oakley	Vice President—Controller (Principal Accounting Officer) Kestrel Heat, LLC	December 11, 2013

/s/ Paul A. Vermylen, Jr. Paul A. Vermylen, Jr.	Non-Executive Chairman of the Board and Director Kestrel Heat, LLC	December 11, 2013

/s/ Henry D. Babcock Henry D. Babcock	Director Kestrel Heat, LLC	December 11, 2013

/s/ C. Scott Baxter C. Scott Baxter	Director Kestrel Heat, LLC	December 11, 2013

/s/ Daniel P. Donovan Daniel P. Donovan	Director Kestrel Heat, LLC	December 11, 2013

/s/ Bryan H. Lawrence Bryan H. Lawrence	Director Kestrel Heat, LLC	December 11, 2013

/s/ Sheldon B. Lubar Sheldon B. Lubar	Director Kestrel Heat, LLC	December 11, 2013

/s/ William P. Nicoletti William P. Nicoletti	Director Kestrel Heat, LLC	December 11, 2013

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page
Part II Financial Information:

Item 8—Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 30, 2013 and September 30, 2012	F-3

Consolidated Statements of Operations for the years ended September 30, 2013, September 30, 2012 and September 30, 2011	F-4

Consolidated Statements of Comprehensive Income for the years ended September 30, 2013, September 30, 2012 and September 30, 2011	F-5

Consolidated Statements of Partners’ Capital for the years ended September 30, 2013, September 30, 2012 and September 30, 2011	F-6

Consolidated Statements of Cash Flows for the years ended September 30, 2013, September 30, 2012 and September 30, 2011	F-7

Notes to Consolidated Financial Statements	F-8 – F-28

Schedules for the years ended September 30, 2013, September 30, 2012 and September 30, 2011

I. Condensed Financial Information of Registrant	F-29 – F-31

II. Valuation and Qualifying Accounts	F-32

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes therein.

Report of Independent Registered Public Accounting Firm

The Partners of Star Gas Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Star Gas Partners, L.P. and Subsidiaries (the “Partnership”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the years in the three-year period ended September 30, 2013. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules I and II listed in the accompanying index. We also have audited the Partnership’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Partnership’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Gas Partners, L.P. and Subsidiaries as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the related financial statement schedules I and II listed in the accompanying index, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, Star Gas Partners, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by COSO.

/s/ KPMG LLP

Stamford, Connecticut

December 11, 2013

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands)	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$85,057	$108,091
Receivables, net of allowance of $7,928 and $6,886, respectively	96,124	88,267
Inventories	68,150	47,465
Fair asset value of derivative instruments	646	5,004
Current deferred tax assets, net	32,447	25,844
Prepaid expenses and other current assets	23,456	26,848

Total current assets	305,880	301,519

Property and equipment, net	51,323	52,608
Goodwill	201,130	201,103
Intangibles, net	66,790	74,712
Deferred charges and other assets, net	7,381	9,405

Total assets	$632,504	$639,347

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$18,681	$22,583
Fair liability value of derivative instruments	3,999	453
Accrued expenses and other current liabilities	87,142	78,518
Unearned service contract revenue	40,608	40,799
Customer credit balances	70,196	85,976

Total current liabilities	220,626	228,329

Long-term debt	124,460	124,357
Long-term deferred tax liabilities, net	19,292	8,436
Other long-term liabilities	8,845	18,080
Partners’ capital
Common unitholders	282,289	286,819
General partner	3	97
Accumulated other comprehensive loss, net of taxes	(23,011)	(26,771)

Total partners’ capital	259,281	260,145

Total liabilities and partners’ capital	$632,504	$639,347

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
(in thousands, except per unit data)	2013	2012	2011
Sales:
Product	$1,518,738	$1,295,374	$1,392,871
Installations and service	223,058	202,214	198,439

Total sales	1,741,796	1,497,588	1,591,310
Cost and expenses:
Cost of product	1,192,009	1,024,071	1,057,783
Cost of installations and service	196,659	175,740	179,558
(Increase) decrease in the fair value of derivative instruments	6,775	(8,549)	2,567
Delivery and branch expenses	250,210	217,376	250,762
Depreciation and amortization expenses	17,303	16,395	17,884
General and administrative expenses	18,356	18,689	20,709
Finance charge income	(5,521)	(4,393)	(4,814)

Operating income	66,005	58,259	66,861
Interest expense, net	(14,433)	(14,060)	(15,654)
Amortization of debt issuance costs	(1,745)	(1,634)	(2,440)
Loss on redemption of debt	—	—	(1,700)

Income before income taxes	49,827	42,565	47,067
Income tax expense	19,921	16,576	22,723

Net income	$29,906	$25,989	$24,344
General Partner’s interest in net income	159	136	115

Limited Partners’ interest in net income	$29,747	$25,853	$24,229

Basic and diluted income per Limited Partner Unit (1):	$0.47	$0.40	$0.35

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	59,409	61,931	66,822

(1)	See Note 17 Earnings Per Limited Partner Units.

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
(in thousands)	2013	2012	2011
Net income	$29,906	$25,989	$24,344
Other comprehensive income:
Unrealized gain on pension plan obligation (1)	6,337	1,176	171
Tax effect of unrealized gain on pension plan obligation	(2,577)	(480)	(167)

Total other comprehensive income	3,760	696	4

Total comprehensive income	$33,666	$26,685	$24,348

(1)	These items are included in the computation of net periodic pension cost. See Note 12—Employee Benefit Plan.

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

Years Ended September 30, 2013, 2012 and 2011

	Number of Units
(in thousands)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2010	67,078	326	$307,092	$290	$(27,471)	$279,911
Net income			24,229	115		24,344
Unrealized gain on pension plan obligation (1)					171	171
Tax effect of unrealized gain on pension plan obligation					(167)	(167)
Distributions (2)			(20,459)	(218)		(20,677)
Retirement of units (3)	(2,108)		(10,949)			(10,949)

Balance as of September 30, 2011	64,970	326	$299,913	$187	$(27,467)	$272,633
Net income			25,853	136		25,989
Unrealized gain on pension plan obligation (1)					1,176	1,176
Tax effect of unrealized gain on pension plan obligation					(480)	(480)
Distributions (2)			(19,299)	(226)		(19,525)
Retirement of units (3)	(3,968)		(19,648)			(19,648)

Balance as of September 30, 2012	61,002	326	$286,819	$97	$(26,771)	$260,145
Net income			29,747	159		29,906
Unrealized gain on pension plan obligation (1)					6,337	6,337
Tax effect of unrealized gain on pension plan obligation					(2,577)	(2,577)
Distributions (2)			(19,060)	(253)		(19,313)
Retirement of units (3)	(3,284)		(15,217)			(15,217)

Balance as of September 30, 2013	57,718	326	$282,289	$3	$(23,011)	$259,281

(1)	These items are included in the computation of net periodic pension cost. See Note 12—Employee Benefit Plan.
(2)	See Note 3—Quarterly Distributions of Available Cash.
(3)	See Note 4—Common Unit Repurchase and Retirement.

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2013	2012	2011
Cash flows provided by (used in) operating activities:
Net income	$29,906	$25,989	$24,344
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	6,775	(8,549)	2,567
Depreciation and amortization	19,047	18,029	20,324
Loss on redemption of debt	—	—	1,700
Provision for losses on accounts receivable	6,481	6,017	10,388
Change in deferred taxes	1,676	12,913	15,831
Changes in operating assets and liabilities net of amounts related to acquisitions:
(Increase) decrease in receivables	(14,074)	5,804	(31,593)
(Increase) decrease in inventories	(20,664)	34,335	(13,189)
Decrease in other assets	4,207	4,226	1,594
Increase (decrease) in accounts payable	(4,555)	3,372	1,943
Increase (decrease) in customer credit balances	(15,878)	11,952	(1,776)
Increase (decrease) in other current and long-term liabilities	5,571	(8,260)	7,269

Net cash provided by operating activities	18,492	105,828	39,402

Cash flows provided by (used in) investing activities:
Capital expenditures	(5,994)	(5,803)	(6,361)
Proceeds from sales of fixed assets	410	503	92
Acquisitions	(1,376)	(39,217)	(9,659)

Net cash used in investing activities	(6,960)	(44,517)	(15,928)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	111,542	86,252	88,416
Revolving credit facility repayments	(111,542)	(86,252)	(88,416)
Repayment of debt	—	—	(82,499)
Proceeds from the issuance of debt	—	—	124,188
Debt extinguishment costs	—	—	(1,409)
Distributions	(19,313)	(19,525)	(20,677)
Unit repurchase	(15,217)	(19,648)	(10,949)
Increase in deferred charges	(36)	(836)	(6,401)

Net cash provided by (used in) financing activities	(34,566)	(40,009)	2,253

Net increase (decrease) in cash	(23,034)	21,302	25,727
Cash and equivalents at beginning of period	108,091	86,789	61,062

Cash and equivalents at end of period	$85,057	$108,091	$86,789

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil and propane distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat their homes and buildings. Star Gas Partners is a master limited partnership, which at September 30, 2013, had outstanding 57.7 million common units (NYSE: “SGU”) representing 99.44% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.56% general partner interest in Star Gas Partners.

The Partnership is organized as follows:

•

The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership’s operations are conducted through Petro Holdings, Inc. and its subsidiaries (“Petro”). Petro is a Minnesota corporation that is an indirect wholly-owned subsidiary of the Partnership. Petro is subject to Federal and state corporation income taxes. Petro is a Northeast and Mid-Atlantic region retail distributor of home heating oil and propane that at September 30, 2013 served approximately 404,000 full-service residential and commercial home heating oil and propane customers. Petro also sold home heating oil, gasoline and diesel fuel to approximately 54,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers, and provided ancillary home services, including home security and plumbing, to approximately 15,700 customers.

•

Star Gas Finance Company is a 100% owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of its $125 million (excluding discount) 8.875% Senior Notes outstanding at September 30, 2013, that are due 2017. The Partnership is dependent on distributions, including inter-company interest payments from its subsidiaries, to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations. (See Note 11—Long-Term Debt and Bank Facility Borrowings)

2) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P. and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

Reclassification

The accompanying September 30, 2012 and 2011 consolidated statements of operations have been revised from their previous presentation to reclassify finance charge income of $4,393 and $4,814, respectively and present it separately as an element of operating income. Previously, finance charge income was included in the caption interest income in the consolidated statements of operations. This reclassification was made in order to conform with common industry practice regarding the reporting of finance charge income in operating income, and had no impact on net income, financial position, and cash flows for any period. As a result, interest expense, net consists of:

(in thousands)	September 30,
	2013	2012	2011
Interest expense	$(14,474)	$(14,110)	$(15,710)
Interest income	41	50	56

Interest expense, net	$(14,433)	$(14,060)	$(15,654)

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income consists of the unrealized gain (loss) amortization on the Partnership’s pension plan obligation for its two frozen defined benefit pension plans, and the corresponding tax effect.

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

Receivables and Allowance for Doubtful Accounts

Accounts receivables from customers are recorded at the invoiced amounts. Finance charges may be applied to trade receivables that are more than 30 days past due, and are recorded as finance charge income.

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

Net Income per Limited Partner Unit

Income per limited partner unit is computed in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260-10-05 Earnings Per Share, Master Limited Partnerships (EITF 03-06), by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding. The pro forma nature of the allocation required by this standard provides that in any accounting period where the Partnership’s aggregate net income exceeds its aggregate distribution for such period, the Partnership is required to present net income per limited partner unit as if all of the earnings for the periods were distributed, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective. This allocation does not impact the Partnership’s overall net income or other financial results. However, for periods in which the Partnership’s aggregate net income exceeds its aggregate distributions for such period, it will have the impact of reducing the earnings per limited partner unit, as the calculation according to this standard results in a theoretical increased allocation of undistributed earnings to the general partner. In accounting periods where aggregate net income does not exceed aggregate distributions for such period, this standard does not have any impact on the Partnership’s net income per limited partner unit calculation. A separate and independent calculation for each quarter and year-to-date period is performed, in which the Partnership’s contractual participation rights are taken into account.

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

Advertising and Direct Mail Expenses

Advertising and direct mail costs are expensed as they are incurred. Advertising and direct mail expenses were $10.5 million, $9.6 million, and $9.5 million, in 2013, 2012, and 2011, respectively and are recorded in delivery and branch expenses.

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

In July 2012, the Partnership entered into a weather hedge contract for the fiscal years September 30, 2013, 2014 and 2015 with Swiss Re Financial Products Corporation, under which we are entitled to receive a payment of $35,000 per heating degree-day shortfall, if the total number of heating degree-days in the period covered is less than 92.5% of the ten year average (the “Payment Threshold”). The hedge covers the period from November 1 through March 31, taken as a whole, for each respective fiscal year and has a maximum payout of $12.5 million for each fiscal year.

Recent Accounting Pronouncements

In fiscal 2013, the provisions of FASB ASU No. 2011-08, Intangibles-Goodwill and Other (350): Testing Goodwill for Impairment became effective. This standard simplifies how entities test goodwill for impairment by providing for an optional qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the first step, of the two-step goodwill impairment test. We did not elect to perform the optional qualitative test in fiscal 2013.

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

3) Quarterly Distribution of Available Cash

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

For fiscal 2013, 2012, and 2011, cash distributions declared per common unit were $0.320, $0.310, and $0.305, respectively.

For fiscal 2013, 2012, and 2011, $0.2 million, $0.1 million, and $0.1 million, respectively, of incentive distributions were paid to the general partner, exclusive of amounts paid subject to the Management Incentive Plan.

4) Common Unit Repurchase Plans and Retirement

In fiscal 2010, the Partnership concluded its Plan I common units repurchase program and retired at an average price paid of $4.04 per unit, all 7.5 million common units authorized for repurchase.

In fiscal 2012, the Partnership concluded its Plan II common units repurchase program and retired at an average price paid of $4.94 per unit, all 7.25 million common units authorized for repurchase.

In July 2012, the Board authorized the repurchase of up to 3.0 million of the Partnership’s common units (“Plan III”). In July 2013, the Board authorized an additional 1.9 million common units to be repurchased under its Plan III common unit repurchase plan. The authorized common unit repurchases may be made from time-to-time in the open market, in privately negotiated transactions or in such other manner deemed appropriate by management. There is no guarantee of the exact number of units that will be purchased under the program and the Partnership may discontinue purchases at any time. The program does not have a time limit. In June 2013, the Board authorized the repurchase of 1.15 million additional common units in a private transaction. The Partnership’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the common units purchased in the repurchase program will be retired.

The Partnership must maintain Availability (as defined in the revolving credit facility agreement) of $61.3 million, 17.5% of the maximum facility size of $350 million (assuming a seasonal advance of $100 million is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 in order to repurchase common units.

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased as Part of a Publicly Announced Plan or Program	Average Price Paid per Unit (a)	Maximum Number of Units that May Yet Be Purchased Under the Program
Plan III - Number of units authorized			4,894
Private transaction - Number of units authorized (b)			1,150

			6,044

Plan III - Fiscal year 2012 total	22	$4.26	6,022

Plan III - First quarter fiscal year 2013 total	1,015	$4.18	5,007

Plan III - Second quarter fiscal year 2013 total	310	$4.36	4,697

Plan III - Third quarter fiscal year 2013 total (b)	1,697	$4.92	3,000

Plan III - July 2013	—	$—	3,000
Plan III - August 2013	120	$4.87	2,880
Plan III - September 2013	142	$4.84	2,738

Plan III - Fourth quarter fiscal year 2013 total	262	$4.85	2,738

Plan III - Fiscal year 2013 total	3,284	$4.63	2,738

(a)	Amounts include repurchase costs.
(b)	Third quarter fiscal 2013 common unit repurchases include 1.15 million common units acquired in a private transaction.

5) Derivatives and Hedging—Disclosures and Fair Value Measurements

The Partnership uses derivative instruments such as futures, options, and swap agreements, in order to mitigate exposure to market risk associated with the purchase of home heating oil for price-protected customers, physical inventory on hand, inventory in transit and priced purchase commitments.

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers as of September 30, 2013, the Partnership held 2.4 million gallons of physical inventory and had bought 6.0 million gallons of swap contracts with a notional value of $18.0 million and a fair value of $(0.2) million, 2.9 million gallons of call options with a notional value of $10.6 million and a fair value of $0.02 million, 5.0 million gallons of put options with a notional value of $11.8 million and a fair value of $0.04 million and 81.2 million net gallons of synthetic calls with a notional value of $252.8 million and a fair value of $(15.9) million, all in future months to match anticipated sales. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of September 30, 2013, had bought 17.4 million gallons of future contracts with a notional value of $51.9 million and a fair value of $(0.6) million, had sold 26.4 million gallons of future contracts with a notional value of $78.9 million and a fair value of $1.2 million and had sold 8.5 million gallons of future swap contracts with a notional value of $24.9 million and a fair value of $(0.3) million. To hedge high sulfur home heating oil gallons anticipated to be sold in future months, the Partnership as of September 30, 2013, had bought corresponding long and short 28.2 million net gallons of swap contracts with a notional value of $83.8 million and a fair value of $0.7 million and bought 6.0 million gallons of spread contracts (simultaneous long and short positions) with a notional value of $(0.5) million and a fair value of $0.1 million. To hedge a majority of its internal fuel usage for fiscal 2013, the Partnership as of September 30, 2013, had bought 3.2 million gallons of future swap contracts with a notional value of $9.0 million and a fair value of $0.05 million.

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers as of September 30, 2012, the Partnership held 3.3 million gallons of physical inventory and had bought 7.1 million gallons of swap contracts with a notional value of $21.1 million and a fair value of $0.8 million, 2.8 million gallons of call options with a notional value of $10.0 million and a fair value of $0.1 million, 6.8 million gallons of put options with a notional value of $16.1 million and a fair value of $0.1 million and 75.2 million net gallons of synthetic calls with a notional value of $237.5 million and a fair value of $3.7 million, all in future months to match anticipated sales. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of September 30, 2012, had bought 22.6 million gallons of future contracts with a notional value of $67.6 million and a fair value of $1.7 million, had sold 26.7 million gallons of future contracts with a notional value of $80.3 million and a fair value of $(1.9) million, had bought 19.2 million gallons of future swap contracts with a notional value of $60.6 million and a fair value of $(0.4) million and had sold 24.3 million gallons of future swap contracts with a notional value of $75.3 million and a fair value of $(0.3) million. To hedge a majority of its internal fuel usage for fiscal 2012, the Partnership as of September 30, 2012, had bought 2.2 million gallons of future swap contracts with a notional value of $5.7 million and a fair value of $0.6 million.

The Partnership’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., JPMorgan Chase Bank, N.A., Key Bank, N.A., Regions Financial Corporation, Societe Generale, and Wells Fargo Bank, N.A. The Partnership assesses counterparty credit risk and maintains master netting arrangements with counterparties to help manage the risks, and record derivative positions on a net basis. The Partnership considers counterparty credit risk to be low. At September 30, 2013, the aggregate cash posted as collateral in the normal course of business at counterparties was $1.1 million. Positions with counterparties who are also parties to our revolving credit facility are collateralized under that facility. As of September 30, 2013, $10.5 million of hedge positions were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Balance Sheet Location	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Asset Derivatives at September 30, 2013
Commodity contracts	Fair asset and fair liability value of derivative instruments	$14,467	$1,175	$13,292	$—

Commodity contract assets at September 30, 2013		$14,467	$1,175	$13,292	$—

Liability Derivatives at September 30, 2013
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(17,820)	$(519)	$(17,301)	$—

Commodity contract liabilities at September 30, 2013		$(17,820)	$(519)	$(17,301)	$—

Asset Derivatives at September 30, 2012
Commodity contracts	Fair asset and fair liability value of derivative instruments	$15,100	$1,749	$13,351	$—

Commodity contract assets at September 30, 2012		$15,100	$1,749	$13,351	$—

Liability Derivatives at September 30, 2012
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(10,549)	$(1,898)	$(8,651)	$—

Commodity contract liabilities at September 30, 2012		$(10,549)	$(1,898)	$(8,651)	$—

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
		Years Ended September 30,
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	2013	2012	2011
Commodity contracts	Cost of product (a)	$17,769	$18,636	$(9,089)
Commodity contracts	Cost of installations and service (a)	$(440)	$(284)	$(1,030)
Commodity contracts	Delivery and branch expenses (a)	$(286)	$(82)	$(740)
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments	$6,775	$(8,549)	$2,567

(a)	Represents realized closed positions and includes the cost of options as they expire.

6) Inventories

The Partnership’s product inventories are stated at the lower of cost or market computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost or market using the FIFO method. The components of inventory were as follows (in thousands):

	September 30,
	2013	2012
Product	$50,197	$30,786
Parts and equipment	17,953	16,679

Total inventory	$68,150	$47,465

Product inventories were comprised of 17.1 million gallons and 10.0 million gallons on September 30, 2013 and September 30, 2012, respectively. The Partnership has market price based product supply contracts for approximately 221 million gallons of home heating oil and propane, that it expects to fully utilize to meet its requirements over the next twelve months.

During fiscal 2013, Global Companies LLC , JPMorgan Ventures Energy Corporation, NIC Holding Corp. (Northville Industries) and Phillips 66 provided approximately 19%, 11%, 9% and 9% respectively, of our petroleum product purchases. During fiscal 2012, Global Companies LLC provided approximately 24% of our petroleum product purchases. No other single supplier provided more than 10% of our petroleum product supply during fiscal 2012, however, JPMorgan Ventures Energy Corporation and NIC Holding Corp. (Northville Industries) each provided approximately 9%.

7) Property and Equipment

The components of property and equipment and their estimated useful lives were as follows (in thousands):

	September 30,
	2013	2012
Land and land improvements	$13,958	$13,904
Buildings and leasehold improvements	27,571	27,354
Fleet and other equipment	46,260	47,742
Tanks and equipment	21,445	18,792
Furniture, fixtures and office equipment	61,228	59,268

Total	170,462	167,060
Less accumulated depreciation	119,139	114,452

Property and equipment, net	$51,323	$52,608

Depreciation expense was $8.1 million, $8.1 million, and $7.3 million, for the fiscal years ended September 30, 2013, 2012, and 2011 respectively.

8) Business Combinations

During fiscal 2013, the Partnership acquired two heating oil dealers for an aggregate purchase price of approximately $1.4 million. The gross purchase price was allocated $1.3 million to intangible assets, $0.2 million to fixed assets and reduced by $0.1 million for working capital credits. The operating results of these two acquisitions have been included in the Partnership’s consolidated financial statements since the date of acquisition, and are not material to the Partnership’s financial condition, results of operations, or cash flows. The fair values of the assets acquired and liabilities assumed are comprised primarily of intangibles and certain working capital items which are reflected in the Consolidated Balance Sheet as of September 30, 2013.

During fiscal 2012, the Partnership acquired seven heating oil and propane dealers for an aggregate purchase price of approximately $39.2 million. The gross purchase price was allocated $32.4 million to intangible assets, $8.0 million to fixed assets and reduced by $1.2 million for working capital credits.

During fiscal 2011, the Partnership acquired four retail heating oil and propane dealers for an aggregate purchase price of approximately $9.7 million. The gross purchase price was allocated $4.3 million to intangible assets, $3.5 million to fixed assets and other long term assets, and working capital of $1.9 million.

9) Goodwill and Other Intangible Assets

Goodwill

Under FASB ASC 350-10-05 Intangibles-Goodwill and Other, goodwill impairment if any, needs to be determined if the net book value of a reporting unit exceeds its estimated fair value. If goodwill of a reporting unit is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill. The Partnership has selected August 31 of each year to perform its annual impairment review, whereby the total enterprise value as indicated by the Income Approach and Market Approach (consisting of the Market Comparable and Market Transaction Approach) is compared to the Partnership’s book value of net assets and reconciled to the Partnership’s market capitalization.

The Partnership performed its annual goodwill impairment valuation in each of the periods ending August 31, 2013, 2012, and 2011, and it was determined based on each year’s analysis that there was no goodwill impairment.

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

A summary of changes in the Partnership’s goodwill during the fiscal years ended September 30, 2013 and 2012 are as follows (in thousands):

Balance as of September 30, 2011	$199,296
Fiscal year 2012 business combination	1,807

Balance as of September 30, 2012	201,103

Fiscal year 2013 business combination	27

Balance as of September 30, 2013	$201,130

Intangibles, net

Intangible assets subject to amortization consist of the following (in thousands):

	September 30,
	2013			2012
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists and other intangibles	$288,011	$221,221	$66,790	$286,783	$212,071	$74,712

Amortization expense for intangible assets was $9.2 million, $8.2 million, and $10.3 million, for the fiscal years ended September 30, 2013, 2012, and 2011, respectively. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ended September 30, 2014 and the four succeeding fiscal years ended September 30, is as follows (in thousands):

Amount
2014	$9,188
2015	$9,053
2016	$8,882
2017	$8,362
2018	$7,523

10) Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows (in thousands):

	September 30,
	2013	2012
Accrued wages and benefits	$18,932	$15,578
Accrued insurance and environmental costs	58,470	52,934
Other accrued expenses and other current liabilities	9,740	10,006

Total accrued expenses and other current liabilities	$87,142	$78,518

11) Long-Term Debt and Bank Facility Borrowings

The Partnership’s debt is as follows (in thousands):

	September 30,
	2013		2012
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
8.875% Senior Notes (b)	$124,460	$130,000	$124,357	$126,563
Revolving Credit Facility Borrowings (c)	—	—	—	—

Total debt	$124,460	$130,000	$124,357	$126,563

Total long-term portion of debt	$124,460	$130,000	$124,357	$126,563

(a)	The Partnership’s fair value estimates of long-term debt are made at a specific point in time, based on Level 2 inputs.
(b)	The 8.875% Senior Notes were originally issued in November 2010 in a private placement offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, and in February 2011, were exchanged for substantially identical public notes registered with the Securities and Exchange Commission. These public notes mature in December 2017 and accrue interest at an annual rate of 8.875% requiring semi-annual interest payments on June 1 and December 1 of each year. The discount on these notes was $0.5 million at September 30, 2013. Under the terms of the indenture, these notes permit restricted payments after passing certain financial tests. The Partnership can incur debt up to $100 million for acquisitions and can also pay restricted payments of $22.0 million without passing certain financial tests.
(c)	In June 2011, the Partnership entered into an amended and restated asset based revolving credit facility agreement with a bank syndication comprised of fifteen banks. The amended and restated revolving credit facility expires in June 2016. In November 2011, the Partnership exercised the provision under this agreement to expand the facility by an additional $50 million. Under this agreement, the Partnership may borrow up to $250 million ($350 million during the heating season from December to April each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios) and may issue up to $100 million in letters of credit. The Partnership can increase the facility size by $100 million without the consent of the bank group. The bank group is not obligated to fund the $100 million increase. If the bank group elects not to fund the increase, the Partnership can add additional lenders to the group, with the consent of the agent (as appointed in the revolving credit facility agreement), which shall not be unreasonably withheld.

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

At September 30, 2013, no amount was outstanding under the revolving credit facility and $44.7 million of letters of credit were issued. At September 30, 2012, no amount was outstanding under the revolving credit facility and $42.8 million of letters of credit were issued.

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

At September 30, 2013, availability was $164.3 million, the restricted net assets totaled approximately $375 million and the Partnership was in compliance with the fixed charge coverage ratio. Restricted net assets are assets in the Partnership’s subsidiaries the distribution or transfer of which to Star Gas Partners, L.P. are subject to limitations under its revolving credit facility. At September 30, 2012, availability was $179.2 million, the restricted net assets totaled approximately $378 million and the Partnership was in compliance with the fixed charge coverage ratio.

In July 2011, the Partnership’s shelf registration became effective, providing for the sale of up to $250 million in one or more offerings of common units representing limited partnership interests, partnership securities and debt securities; which may be secured or unsecured senior debt securities or secured or unsecured subordinated debt securities. As of September 30, 2013, no offerings under this shelf registration have occurred.

As of September 30, 2013, the maturities including working capital borrowings during fiscal years ending September 30, are set forth in the following table (in thousands):

2014	$—
2015	$—
2016	$—
2017	$—
2018	$125,000
Thereafter	$—

12) Employee Benefit Plans

Defined Contribution Plans

The Partnership has two 401(k) plans that cover eligible non-union and union employees. Subject to IRS limitations, the 401(k) plans provide for each participant to contribute from 0% to 60% of compensation. For most participants, the Partnership generally can make a 4% (to a maximum of 5.5% for participants who had 10 or more years of service at the time the Defined Benefit Plans were frozen and who have reached the age 55) core contribution of a participant’s compensation and generally can match 2/3 of each amount a participant contributes up to a maximum of 2.0% of a participant’s compensation. However, participants at specific operating locations that participate in these plans are only eligible for an employer discretionary pretax matching contribution and/or an annual employer discretionary profit sharing contribution. The Partnership’s aggregate contributions to the 401(k) plans during fiscal 2013, 2012, and 2011, were $4.9 million, $4.5 million, and $4.7 million, respectively.

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

The pro rata share payable to each participant under the Plan is based on the number of participation points as described under “Fiscal 2013 Compensation Decisions—Management Incentive Compensation Plan.” The amount paid in Incentive Distributions is governed by the Partnership Agreement and the calculation of Available Cash.

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

The Partnership distributed to management and the general partner Incentive Distributions of approximately $330,000 during fiscal 2013, $277,000 during fiscal 2012, and $261,000 during fiscal 2011. Included in these amounts for fiscal 2013, 2012, and 2011, were distributions under the management incentive compensation plan of $165,000, $138,000 and $130,000, respectively, of which named executive officers received approximately $119,000 during fiscal 2013, $99,000 during fiscal 2012, and $92,000 during fiscal 2011. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its general partner units within the next twelve months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

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

The following table outlines our participation and contributions to multiemployer pension plans for the periods ended September 30, 2013, 2012 and 2011. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act Zone Status for 2013 and 2012 relates to the plans’ two most recent fiscal year-ends, based on information received from the plans and are certified by the plans’ actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Certain plans have been aggregated in the All Other Multiemployer Pension Plans line of the following table, as our participation in each of these individual plans are not significant.

For the Westchester Teamsters Pension Fund, Local 553 Pension Fund and Local 463 Pension Fund, we provided more than 5 percent of the total plan contributions from all employers for 2013, 2012 and 2011, as disclosed in the respective plan’s Form 5500. The collective bargaining agreements of these plans require contributions based on the hours worked and there are no minimum contributions required.

		Pension Protection Act Zone Status		FIP / RP Status	Partnership Contributions (in thousands)
Pension Fund	EIN / Pension Plan Number	2013	2012	Pending / Implemented	2013	2012	2011	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
New England Teamsters & Trucking Industry Pension Fund	04-6372430 / 001	Yellow	Yellow	N/A	$2,709	$2,532	$2,512	No	3/31/2014

Westchester Teamsters Pension Fund	13-6123973 / 001	Green	Green	N/A	820	771	817	No	1/31/2014

Local 553 Pension Fund	13-6637826 / 001	Green	Green	N/A	2,729	2,152	2,082	No	1/15/2014

Local 463 Pension Fund	11-1800729 / 001	Green	Green	N/A	146	155	155	No	2/28/2014

All Other Multiemployer Pension Plans					1,614	1,627	1,364

				Total Contributions	$8,018	$7,237	$6,930

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

The following table provides the net periodic benefit cost for the period, a reconciliation of the changes in the Plan assets, projected benefit obligations, and the amounts recognized in other comprehensive income and accumulated other comprehensive income at the dates indicated using a measurement date of September 30 (in thousands):

Debit / (Credit)	Net Periodic Pension Cost in Income Statement	Cash	Fair Value of Pension Plan Assets	Projected Benefit Obligation	Other Comprehensive (Income) / Loss	Gross Pension Related Accumulated Other Comprehensive Income
Fiscal Year 2011
Beginning balance			$49,323	$(65,922)		$33,212

Interest cost	2,993			(2,993)
Actual return on plan assets	(3,984)		3,984
Employer contributions		(3,224)	3,224
Benefit payments			(4,097)	4,097
Investment and other expenses	(377)			377
Difference between actual and expected return on plan assets	597				(597)
Anticipated expenses	246			(246)
Actuarial loss				(3,191)	3,191
Amortization of unrecognized net actuarial loss	2,765				(2,765)

Annual cost/change	$2,240	$(3,224)	3,111	(1,956)	$(171)	(171)

Ending balance			$52,434	$(67,878)		$33,041

Funded status at the end of the year				$(15,444)

Fiscal Year 2012
Interest cost	2,858			(2,858)
Actual return on plan assets	(8,727)		8,727
Employer contributions		(3,365)	3,365
Benefit payments			(4,223)	4,223
Investment and other expenses	(374)			374
Difference between actual and expected return on plan assets	5,075				(5,075)
Anticipated expenses	262			(262)
Actuarial loss				(6,650)	6,650
Amortization of unrecognized net actuarial loss	2,751				(2,751)

Annual cost/change	$1,845	$(3,365)	7,869	(5,173)	$(1,176)	(1,176)

Ending balance			$60,303	$(73,051)		$31,865

Funded status at the end of the year				$(12,748)

Fiscal Year 2013
Interest cost	2,477			(2,477)
Actual return on plan assets	(332)		332
Employer contributions		(3,476)	3,476
Benefit payments			(4,083)	4,083
Investment and other expenses	(285)			285
Difference between actual and expected return on plan assets	(3,475)				3,475
Anticipated expenses	302			(302)
Actuarial gain				7,157	(7,157)
Amortization of unrecognized net actuarial loss	2,655				(2,655)

Annual cost/change	$1,342	$(3,476)	(275)	8,746	$(6,337)	(6,337)

Ending balance			$60,028	$(64,305)		$25,528

Funded status at the end of the year				$(4,277)

At September 30, 2013 and 2012, the amounts included on the balance sheet in other long-term liabilities were $4.3 million and $12.7 million, respectively.

The $25.5 million net actuarial loss balance at September 30, 2013 for the two frozen defined benefit pension plans in accumulated other comprehensive income will be recognized and amortized into net periodic pension costs as an actuarial loss in future years. The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year is $2.1 million.

	September 30,
Weighted-Average Assumptions Used in the Measurement of the Partnership’s Benefit Obligation	2013	2012	2011
Discount rate at year end date	4.45%	3.50%	4.35%
Expected return on plan assets for the year ended	7.00%	7.75%	7.75%
Rate of compensation increase	N/A	N/A	N/A

The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets determined using fair value.

The Partnership’s expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held, and the current economic environment. The Partnership revised its return on plan assets assumption to 5.75% per annum effective fiscal year 2014.

The discount rate used to determine net periodic pension expense for fiscal year 2013, 2012 and 2011 was 3.50%, 4.35%, and 4.70% respectively. The discount rate used by the Partnership in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments.

The Plan’s objectives are to have the ability to pay benefit and expense obligations when due, to maintain the funded ratio of the Plan, to maximize return within reasonable and prudent levels of risk in order to minimize contributions and charges to the profit and loss statement, and to control costs of administering the Plan and managing the investments of the Plan. The strategic asset allocation of the Plan (currently 80% domestic fixed income, 15% domestic equities and 5% international equities) is based on a long-term perspective, and as the Plan gets closer to being fully funded, the allocations have been adjusted to lower volatility from equity holdings.

The fair values and percentage of the Partnership’s pension plan assets by asset category are as follows (in thousands):

Asset Category at September 30, 2013	Level 1	Level 2	Level 3	Total	Concentration Percentage
Corporate and U.S. government bond fund (1)	47,364	—	—	47,364	79%
U.S. large-cap equity (1)	9,123	—	—	9,123	15%
International equity (1)	3,082	—	—	3,082	5%
Cash	459	—	—	459	1%

Total	60,028	—	—	60,028	100%

(1)	Represent investments in Vanguard funds that seek to replicate the asset category description.

The Partnership expects to make pension contributions of approximately $2.7 million in fiscal 2014.

Expected benefit payments over each of the next five years will total approximately $4.4 million per year. Expected benefit payments for the five years thereafter will aggregate approximately $21.2 million.

13) Income Taxes

Income tax expense is comprised of the following for the indicated periods (in thousands):

	Years Ended September 30,
	2013	2012	2011
Current:
Federal	$14,486	$2,168	$3,216
State	3,759	1,495	3,676
Deferred	1,676	12,913	15,831

	$19,921	$16,576	$22,723

The provision for income taxes differs from income taxes computed at the Federal statutory rate as a result of the following (in thousands):

	Years Ended September 30,
	2013	2012	2011
Income from continuing operations before taxes	$49,827	$42,565	$47,067

Provision for income taxes:
Tax at Federal statutory rate	$17,440	$14,898	$16,473
Impact of Partnership income or loss not subject to federal income taxes	97	697	1,631
State taxes net of federal benefit	3,192	2,801	3,493
Permanent differences	37	28	54
Change in valuation allowance	(658)	(14)	672
Change in unrecognized tax benefit	55	(1,669)	189
Other	(242)	(165)	211

	$19,921	$16,576	$22,723

The components of the net deferred taxes and the related valuation allowance for the years ended September 30, 2013 and September 30, 2012 using current tax rates are as follows (in thousands):

	September 30,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$6,760	$8,626
Vacation accrual	2,580	2,586
Pension accrual	2,672	5,201
Allowance for bad debts	3,158	2,845
Fair value of derivative instruments	2,314	—
Insurance accrual	21,073	18,085
Inventory	941	869
Alternative minimum tax credit carryforward	261	261
Other, net	1,906	2,188

Total deferred tax assets	41,665	40,661
Valuation allowance	—	(658)

Net deferred tax assets	$41,665	$40,003

Deferred tax liabilities:
Property and equipment	$2,225	$1,947
Intangibles	26,285	20,164
Fair value of derivative instruments	—	484

Total deferred tax liabilities	$28,510	$22,595

Net deferred taxes	$13,155	$17,408

As of the calendar tax year ended December 31, 2012, Star Acquisitions, a wholly-owned subsidiary of the Partnership, had a Federal net operating loss carry forward (“NOLs”) of approximately $10.6 million. The Federal NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income but are also subject to annual limitations of between $1.0 million and $2.2 million.

FASB ASC 740-10-05-6 Income Taxes, Uncertain Tax Position, provides financial statement accounting guidance for uncertainty in income taxes and tax positions taken or expected to be taken in a tax return. At September 30, 2013, we had unrecognized income tax benefits totaling $0.8 million including related accrued interest and penalties of $0.1 million. These unrecognized tax benefits are primarily the result of State tax uncertainties. If recognized, these tax benefits would be recorded as a benefit to the effective tax rate.

Tax Uncertainties (in thousands)

Balance at September 30, 2012	$700
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	84
Reduction for tax positions of prior years	—
Reductions due to lapse in statue of limitations/settlements	—

Balance at September 30, 2013	$784

We believe that the total liability for unrecognized tax benefits will not materially change during the next 12 months ending September 30, 2014. Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense. We file U.S. Federal income tax returns and various state and local returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. For our Federal income tax returns we have four tax years subject to examination. In our major state tax jurisdictions of New York, Connecticut, Pennsylvania and New Jersey, we have four, four, four, and five tax years, respectively, that are subject to examination. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, based on our assessment of many factors including past experience and interpretation of tax law, we believe that our provision for income taxes reflect the most probable outcome. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

14) Lease Commitments

The Partnership has entered into certain operating leases for office space, trucks and other equipment. The future minimum rental commitments at September 30, 2013 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2014	$13,819
2015	12,130
2016	9,892
2017	6,952
2018	3,721
Thereafter	6,919

Total future minimum lease payments	$53,433

Rent expense for the fiscal years ended September 30, 2013, 2012, and 2011, was $14.7 million, $14.2 million, and $13.8 million, respectively.

15) Supplemental Disclosure of Cash Flow Information

	Years Ended September 30,
(in thousands)	2013	2012	2011
Cash paid during the period for:
Income taxes, net	$16,137	$6,175	$9,215
Interest	$14,376	$14,487	$12,994
Debt redemption premium	$—	$—	$1,409
Non-cash financing activities:
Increase (decrease) in interest expense—amortization of debt discount 8.875% and debt premium 10.25%	$103	$94	$52
Decrease in net debt premium attributable to redemption of debt	$—	$—	$247

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

17) Earnings Per Limited Partner Units

The following table presents the net income allocation and per unit data in accordance with FASB ASC 260-10-45-60 Earnings per Share, Master Limited Partnerships (EITF 03-06):

Basic and Diluted Earnings Per Limited Partner:	Years Ended September 30,
(in thousands, except per unit data)	2013	2012	2011
Net income	$29,906	$25,989	$24,344
Less General Partners’ interest in net income	159	136	115

Net income available to limited partners	29,747	25,853	24,229
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60 *	2,010	1,142	574

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$27,737	$24,711	$23,655

Per unit data:
Basic and diluted net income available to limited partners	$0.50	$0.42	$0.36
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60 *	0.03	0.02	0.01

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$0.47	$0.40	$0.35

Weighted average number of Limited Partner units outstanding	59,409	61,931	66,822

*	In any accounting period where the Partnership’s aggregate net income exceeds its aggregate distribution for such period, the Partnership is required as per FASB ASC 260-10-45-60 to present net income per limited partner unit as if all of the earnings for the period were distributed, based on the contractual participation rights of the security to share in earnings, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective. This allocation does not impact the Partnership’s overall net income or other financial results.

18) Selected Quarterly Financial Data (unaudited)

Due to the seasonal nature of the Partnership’s business, we generally realize net income during the quarters ending December and March and net losses during the quarters ending June and September.

	Three Months Ended
(in thousands - except per unit data)	Dec. 31, 2012	Mar. 31, 2013	Jun. 30, 2013	Sep. 30, 2013	Total
Sales	$516,525	$785,139	$262,524	$177,608	$1,741,796
Gross profit for product, installation and service	102,691	162,011	54,907	33,519	353,128
Operating income (loss)	18,577	75,229	(8,001)	(19,800)	66,005
Income (loss) before income taxes	14,669	70,796	(11,952)	(23,686)	49,827
Net income (loss)	9,752	41,679	(7,588)	(13,937)	29,906
Limited Partner interest in net income (loss)	9,699	41,454	(7,547)	(13,859)	29,747
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.15	$0.58	$(0.13)	$(0.24)	$0.47

	Three Months Ended
(in thousands - except per unit data)	Dec. 31, 2011	Mar. 31, 2012	Jun. 30, 2012	Sep. 30, 2012	Total
Sales	$461,474	$629,592	$232,476	$174,046	$1,497,588
Gross profit for product, installation and service	92,450	125,994	46,550	32,783	297,777
Operating income (loss)	9,293	74,077	(18,525)	(6,586)	58,259
Income (loss) before income taxes	5,583	69,873	(22,434)	(10,457)	42,565
Net income (loss)	2,931	40,482	(11,789)	(5,635)	25,989
Limited Partner interest in net income (loss)	2,916	40,269	(11,727)	(5,605)	25,853
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.05	$0.55	$(0.19)	$(0.09)	$0.40

19) Subsequent Events

Quarterly Distribution Declared

On October 29, 2013, we declared a quarterly distribution of $0.0825 per unit, or $0.33 per unit on an annualized basis, on all common units in respect of the fourth quarter of fiscal 2013 payable on November 14, 2013 to holders of record on November 12, 2013. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to the holders of common units and 10% to the holders of the general partner units (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $4.7 million will be paid to the common unit holders, $0.07 million to the general partner (including $0.05 million of incentive distributions) and $0.05 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the general partner.

Common Units Repurchased and Retired

In accordance with the Plan III common unit repurchase program, during the first two months of fiscal 2014 the Partnership repurchased and retired 250 thousand common units at an average price paid of $5.20 per unit.

Schedule I

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	September 30,
(in thousands)	2013	2012
Balance Sheets

ASSETS
Current assets
Cash and cash equivalents	$324	$317
Prepaid expenses and other current assets	206	268

Total current assets	530	585

Investment in subsidiaries (a)	384,783	387,799
Deferred charges and other assets, net	2,523	2,997

Total Assets	$387,836	$391,381

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accrued expenses	$4,095	$4,706

Total current liabilities	4,095	4,706

Long-term debt (b)	124,460	124,357
Other long-term liabilities	—	2,173
Partners’ capital	259,281	260,145

Total Liabilities and Partners’ Capital	$387,836	$391,381

(a)	Investments in Star Acquisitions, Inc. and subsidiaries are recorded in accordance with the equity method of accounting.
(b)	Scheduled principal repayments of long-term debt during each of the next five fiscal years ending September 30, are as follows: 2014—$0; 2015—$0; 2016—$0; 2017—$0; 2018—$125,000; thereafter —$0. The $125,000 8.875% Senior Notes mature in December 2017.

Schedule I

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2013	2012	2011
Statements of Operations
Revenues	$—	$—	$—
General and administrative expenses	31	2,019	2,026

Operating loss	(31)	(2,019)	(2,026)
Net interest expense	(11,197)	(11,188)	(11,638)
Amortization of debt issuance costs	(474)	(330)	(501)
Gain (loss) on redemption of debt	—	—	(1,700)

Net loss before equity income	(11,702)	(13,537)	(15,865)
Equity income of Star Petro Inc. and subs	41,608	39,526	40,209

Net income	$29,906	$25,989	$24,344

Schedule I

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2013	2012	2011
Statements of Cash Flows

Cash flows provided by (used in) operating activities:

Net cash provided by (used in) operating activities (a)	$34,537	$39,196	$(4,813)

Cash flows provided by (used in) investing activities:

Net cash provided by (used in) investing activities	—	—	—

Cash flows provided by (used in) financing activities:
Repayment of debt	—	—	(82,499)
Proceeds from the issuance of debt	—	—	124,188
Debt extinguishment costs	—	—	(1,409)
Distributions	(19,313)	(19,525)	(20,677)
Unit repurchase	(15,217)	(19,648)	(10,949)
Increase in deferred charges	—	—	(3,777)

Net cash provided by (used in) financing activities	(34,530)	(39,173)	4,877

Net increase in cash	7	23	64
Cash and cash equivalents at beginning of period	317	294	230

Cash and cash equivalents at end of period	$324	$317	$294

(a) Includes distributions from subsidiaries	$34,530	$39,173	$32,579

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2013, 2012 and 2011

(in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs & Expenses	Other Changes Add (Deduct)		Balance at End of Year
2013	Allowance for doubtful accounts	$6,886	$6,481	$(5,439	) (a)	$7,928
2012	Allowance for doubtful accounts	$9,530	$6,017	$(8,661	) (a)	$6,886
2011	Allowance for doubtful accounts	$5,443	$10,388	$(6,301	) (a)	$9,530

(a)	Bad debts written off (net of recoveries).