Form 10-K/A
period 2013-09-30
STAR GAS PARTNERS LP
filed 2013-12-13
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None

TABLE OF CONTENTS

Item 11.	Executive Compensation
Item 15.	Exhibits and Financial Statement Schedules

Explanatory Note

This Amendment No. 1 on Form 10K/A amends Item 11. (Executive Compensation) in our Annual Report on Form 10K for the fiscal year ended September 30, 2013 of Star Gas Partners, L.P. as filed with the Securities and Exchange Commission on December 11, 2013 (the “Annual Report”) in order to correct a typographical error contained in the Summary Compensation Table and related data.

This Amendment No.1 does not amend or update any other information set forth in the Annual Report and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Annual Report.

Pursuant to Rule 12b-15 under the Securities Exchange act of 1934, as a result of this Amendment No. 1, the certifications pursuant to Rules 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended and Section 906 of the Sarbanes-Oxley Act of 2002 have been re-executed and refiled as of the date of this Amendment No. 1. As a result, the Exhibit Index in Part IV; Item 15 of the Annual Report is also being amended to reflect the inclusion of the aforementioned updates.

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

Annual Discretionary Profit Sharing Allocation

Based on the annual performance reviews for the Partnership’s CEO and named executive officers, the Board approved annual profit sharing allocations as reflected in the “Summary Compensation Table” and notes thereto. For fiscal 2013 the profit sharing amounts reflected in the Summary Compensation Table are 47%, 47%, 54%, and 52% higher than fiscal 2012 for Messrs. Donovan, Ambury, Goldman and Oakley, respectively. One of the Partnership’s primary performance measures for profit sharing purposes is adjusted EBITDA. This adjusted EBITDA increased by $23.9 million, or 36.0%, to $90.4 million for fiscal 2013, and the Partnership generated cash in excess of distributions paid. For the Partnership’s peer group, the average percentage increase in adjusted EBITDA was 86.6%. This increase in the Partnership’s adjusted EBITDA was due, among other reasons, to 22.3% colder weather than the prior year, margin management and expense control. In addition, the Partnership’s net customer attrition was reduced to 3.3%, the lowest level achieved over the last five years. Net customer attrition for the preceding four years averaged 5.3%. The Partnership has also launched several initiatives to increase revenues other than through the sale of home heating oil and organically expanded its presence in the distribution of propane during fiscal 2013. At the beginning of fiscal 2013, management faced many challenges as a result of the major East Coast storm, Sandy, and effectively reallocated resources to service the demands of customers affected by this significant event.

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

	Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Bonus	Unit Awards	Option Awards	Non- Equity Incentive Plan Comp.(2)	Change in Pension Value and Nonqualified Deferred Comp. Earnings (3)	All Other Comp.(4)	Total
Steven J. Goldman (1)	2013	$324,233	—	—	—	$478,000	$—	$68,197	$870,430
President and	2012	$321,300	—	—	—	$310,000	$—	$62,664	$693,964
Chief Executive Officer	2011	$317,625	—	—	—	$430,000	$—	$55,001	$802,626

Daniel P. Donovan (1)	2013	$415,975	—	—	—	$595,000	$—	$210,255	$1,221,230
Former President and	2012	$413,100	—	—	—	$405,000	$40,652	$144,412	$1,003,164
Former Chief Executive Officer	2011	$412,367	—	—	—	$570,598	$67,949	$89,722	$1,140,636

Richard F. Ambury	2013	$334,433	—	—	—	$483,000	$—	$73,543	$890,976
Chief Financial Officer,	2012	$331,500	—	—	—	$328,000	$45,171	$64,756	$769,427
Executive Vice President,	2011	$327,708	—	—	—	$455,000	$25,422	$64,965	$873,095
Treasurer and Secretary

Richard G. Oakley	2013	$219,341	—	—	—	$170,000	$—	$37,660	$427,001
Vice President - Controller	2012	$219,200	—	—	—	$112,000	$65,800	$36,043	$433,043
	2011	$212,800	—	—	—	$155,000	$34,731	$37,137	$439,668

(1)	As reported in the Partnership’s July 23, 2013 Form 8-K, effective October 1, 2013, Mr. Goldman was appointed President and Chief Executive Officer, succeeding Mr. Donovan who retired but will continue as an at will director. During fiscal 2013, Mr. Goldman served as the Partnership’s Executive Vice President and Chief Operating Officer.
(2)	Payable pursuant to the Partnership’s profit sharing pool, which is described under “Compensation Discussion and Analysis – Profit Sharing Allocation.”
(3)	The Partnership has two frozen defined benefit pension plans that we sometimes refer in this Report as the Petro defined benefit pension plan and the Meenan defined benefit pension plan, where participants are not accruing additional benefits. Mr. Ambury also participated in a tax-qualified supplemental employee retirement plan which prior to being frozen in 1997, represented contributions to an employee plan to compensate for a reduction in certain benefits prior to 1997. Included in Mr. Ambury’s amounts for the Change in Pension Value and Nonqualified Deferred Comp. Earnings are $0, $7,256 and $4,084 for fiscal years 2013, 2012 and 2011 respectively, for the actuarial changes in the value of his frozen supplemental employee retirement plan. The change in all the named executive’s pension values (including the supplemental employee retirement plan) are non-cash, and reflect normal adjustments resulting from changes in discount rates and government mandated mortality tables.
(4)	All other compensation is subdivided as follows:

Name	Management Incentive Compensation Plan	Company Match and Core Contribution to 401(K) Plan	Vacation Payout	Contributions to Nonqualified Deferred Compensation Plan	Car Allowance or Monetary Value for Personal Use of Company Owned Vehicle	Total
Steven J. Goldman	$32,261	$15,257	$—	—	$20,679	$68,197
Daniel P. Donovan	$45,016	$15,285	$58,362	$71,035	$20,557	$210,255
Richard F. Ambury	$35,263	$19,080	$—	—	$19,200	$73,543
Richard G. Oakley	$6,002	$14,858	$—	—	$16,800	$37,660

Grants of Plan-Based Awards

								All Other Stocks Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
		Estimated Future Payouts Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan
Name	Grant Date (1)	Threshold ($)	Target ($) (2)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Option Awards
Steven J. Goldman	7/21/09	—	$478,000	—	—	—	—	—	—	—	—
Daniel P. Donovan	7/21/09	—	$595,000	—	—	—	—	—	—	—	—
Richard F. Ambury	7/21/09	—	$483,000	—	—	—	—	—	—	—	—
Richard G. Oakley	7/21/09	—	$170,000	—	—	—	—	—	—	—	—

(1)	On July 21, 2009, the Board of Directors authorized the continuance of the Partnership’s annual profit sharing plan, subject to its power to terminate the plan at any time. Profit sharing allocations are described under “Compensation Philosophy and Policies—Profit Sharing Allocations.”
(2)	The Partnership’s annual profit sharing plan does not provide for thresholds or maximums; the amounts listed represent the actual awards to the named executive officers for fiscal 2013.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO EXHIBITS

Exhibit Number	Incorp by Ref. to Exh.	Description

3.1	3.1(1)	Amended and Restated Certificate of Limited Partnership

4.1	99.1(2)	Second Amended and Restated Agreement of Limited Partnership

4.2	99.3(3)	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership

4.3	4.3(16)	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership

4.4	(20)	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership

10.1	99.2(5)	Letter Agreement and general release dated March 7, 2005 between Star Gas Partners L.P. and Irik P. Sevin†

10.2	99.2(3)	Management Incentive Compensation Plan†

10.3	(20)	Amended and Restated Management Incentive Compensation Plan†

10.4	99.4(3)	Form of Indemnification Agreement for Officers and Directors.

10.5	(4)	Approved Dealer / Contractor Agreement dated as of July 11, 2006 by and between AFC First Financial Corporation and Petro Holdings, Inc.

10.6	99.4(7)	Form of Amendment No. 1 to Indemnification Agreement.

10.7	(9)	Description of 2008 Profit Sharing Plan.†

10.8	(10)	Employment Agreement dated December 3, 2007 between Star Gas Partners, L.P. and Steven J. Goldman.†

10.9	(10)	Change in Control Agreement dated December 4, 2007 between Star Gas Partners, L.P. and Daniel P. Donovan.†

10.10	(10)	Change in Control Agreement dated December 4, 2007 between Star Gas Partners, L.P. and Richard F. Ambury.†

10.11	(11)	Employment Agreement dated April 28, 2008 between Star Gas Partners, L.P. and Richard Ambury†

10.12	(13)	Agreement dated November 2, 2009 between Star Gas Partners, L.P. and Richard G. Oakley.†

10.13	(14)	Champion Equity Purchase Agreement dated as of May 10, 2010.

10.14	(15)	Employment Agreement dated as of November 8, 2010 between Star Gas Partners, L.P. and Daniel P. Donovan.

10.15	10.21(16)	Senior Notes Purchase Agreement, dated as of November 10, 2010, between Star Gas Partners, L.P., J.P. Morgan Securities LLC and RBS.

10.16	10.23(16)	Indenture dated as of November 16, 2010 for the 8.875% Senior Notes due 2017.

10.17	10.24(17)	Amended and Restated Revolving Credit Facility Agreement dated as of June 3, 2011.

10.18	10.25(17)	Amended and Restated Pledge Agreement dated as of June 3, 2011.

10.19	(18)	First Amendment dated as of November 22, 2011 to Amended and Restated Revolving Credit Facility Agreement.

10.20	(19)	Second Amendment dated as of April 6, 2012 to Amended and Restated Revolving Credit Facility Agreement.

10.21	(21)	Letter Agreement, dated as of July 22, 2013, between the Partnership and Dan Donovan. †

10.22	(21)	Letter Agreement, dated as of July 22, 2013, between the Partnership and Steven Goldman regarding employment.†

10.23	(21)	Letter Agreement, dated as of July 22, 2013, between the Partnership and Steven Goldman regarding Change of Control.†

14	(11)	Code of Business Conduct and Ethics

21	(22)	Subsidiaries of the Registrant

23.1	(22)	Consent of KPMG

31.1	*	Certification of Chief Executive Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).(1)

31.2	*	Certification of Chief Financial Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).(1)

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	(22)	XBRL Instance Document.

101.SCH	(22)	XBRL Taxonomy Extension Schema Document.

101.CAL	(22)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	(22)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	(22)	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	(22)	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed Herewith
†	Employee compensation plan.
(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2006.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K dated April 28, 2006.
(3)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K dated July 20, 2006.
(4)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the Commission on January 17, 2007.
(5)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2005.
(6)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated December 5, 2005.
(7)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated October 19, 2006.
(8)	[Intentionally Omitted]
(9)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated October 22, 2007.
(10)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the Commission on December 7, 2007.
(11)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed with the Commission on December 10, 2008.
(12)	[Intentionally Omitted]
(13)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 3, 2009.
(14)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010.
(15)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 12, 2010.
(16)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
(17)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated June 7, 2011.
(18)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
(19)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.
(20)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated July 20, 2012.
(21)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated July 23, 2013.
(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the Commission on December 11, 2013.

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
Steven J. Goldman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Steven J. Goldman Steven J. Goldman	President and Chief Executive Officer and Director Kestrel Heat, LLC	December 13, 2013

/s/ Richard F. Ambury Richard F. Ambury	Chief Financial Officer (Principal Financial Officer) Kestrel Heat, LLC	December 13, 2013