Form 10-K/A
period 2013-09-30
STAR GAS PARTNERS LP
filed 2014-08-01
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

Documents Incorporated by Reference: None

TABLE OF CONTENTS

Item 9A.	Controls and Procedures

Item 8.	Financial Statement – Report of Independent Registered Public Accounting Firm
Item 15.	Exhibits and Financial Statement Schedules

Explanatory Note

Star Gas Partners, L.P. is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended September 30, 2013, originally filed with the Securities and Exchange Commission on December 11, 2013, to make only the following changes:

1)	To amend and restate Item 9A. Controls and Procedures related to the effectiveness of our disclosure controls and procedures and internal control over financial reporting; and

2)	To amend and restate Item 8. Financial Statements, Report of Independent Registered Public Accounting Firm, solely in relation to the independent registered public accounting firm’s report on our internal control over financial reporting.

This Amendment No. 2 does not amend or update any other information set forth in the Annual Report and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Annual Report.

In the third quarter of fiscal 2014, management became aware that a regional zone controller overrode controls over reporting to senior management certain state sales tax and petroleum tax assessments which primarily related to prior periods. The same employee also overrode certain reconciliation controls related to the accuracy and existence of installations and service sales and accounts receivable of an insignificant business (the “Impacted Business”) whose balances and results are maintained on an offline ledger and periodically transferred to the Partnership’s general ledger. This employee’s actions were in violation of the Partnership’s established control policies and procedures. These control deficiencies resulted in errors in installations and service sales, delivery and branch expenses, interest expense, net, current assets, accrued expenses and other current liabilities. These control deficiencies did not result in a material misstatement to the Partnership’s consolidated financial statements for any periods through and including the fiscal year ended September 30, 2013 or unaudited condensed consolidated financial statements for the first two fiscal quarters of 2014. The correction of these errors was recognized in our unaudited condensed consolidated financial statements for the quarter ended June 30, 2014. No changes to the consolidated financial statements filed as part of the Annual Report have been made in this Amendment No. 2.

Pursuant to Rule 12b-15 under the Securities Exchange act of 1934, as a result of this Amendment No. 2, the certifications pursuant to Rules 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended and Section 906 of the Sarbanes-Oxley Act of 2002 have been re-executed and refiled as of the date of this Amendment No. 2. As a result, the Exhibit Index in Part IV; Item 15 of the Annual Report is also being amended to reflect the inclusion of the aforementioned updates.

2

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

In the third quarter of fiscal 2014, management became aware that a regional zone controller overrode controls over reporting to senior management certain state sales tax and petroleum tax assessments which primarily related to prior periods. The same employee also overrode certain reconciliation controls related to the accuracy and existence of installations and service sales and accounts receivable of an insignificant business (the “Impacted Business”) whose balances and results are maintained on an offline ledger and periodically transferred to the Partnership’s general ledger. This employee’s actions were in violation of the Partnership’s established control policies and procedures. These control deficiencies did not result in a material misstatement to the Partnership’s consolidated financial statements for any periods through and including the fiscal year ended September 30, 2013, or unaudited condensed consolidated financial statements for the first two fiscal quarters of 2014. The correction of these errors was recognized in our unaudited condensed consolidated financial statements for the quarter ended June 30, 2014.

The general partner’s chief executive officer and its chief financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Our chief executive officer and chief financial officer concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2013. The Partnership is amending Item 9A of its Annual Report on Form 10-K for 2013, as well as Item 4 of its Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2014 to reflect the conclusion by management that there was a material weakness in internal control over financial reporting as of the end of the periods covered by these reports.

For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management identified the following control deficiencies as of September 30, 2013, that constituted a material weakness:

•	Ineffective design and operation of controls over the recognition and measurement of certain state sales and petroleum tax assessments, including the communication of those assessments by the regional zone controller to senior management. The Partnership did not have an independent monitoring control in place to ensure that these controls were working effectively.

•	Ineffective operation of account reconciliation controls over installations and service sales and accounts receivable of the Impacted Business, where the same regional zone controller did not adequately investigate certain reconciling items, and did not timely communicate them to senior management.

These control deficiencies resulted in errors in installations and service sales, delivery and branch expenses, interest expense, net, current assets, accrued expenses and other current liabilities. These errors did not, individually or in the aggregate, result in a material misstatement to the Partnership’s consolidated financial statements for any periods through and including the fiscal year ended September 30, 2013. However such control deficiencies could have resulted in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that the override of certain process level and information reporting controls and the lack of an independent control in place to reconcile the state sales and petroleum tax returns with the Partnership’s books and records constituted a material weakness in the aggregate.

The effectiveness of our internal control over financial reporting as of September 30, 2013, has been audited by our independent registered public accounting firm, as stated in their adverse report which is included herein.

(c) Change in Internal Control over Financial Reporting.

No change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

(d) Remediation

In the fourth quarter of fiscal 2014, management became actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness in our internal control over financial reporting identified above. Management has implemented or intends to implement additional controls surrounding the collection, recording and remittance of non-income related taxes and to reinforce the certification process to emphasize senior manager’s accountability for, and commitment to maintaining an ethical environment.

Management believes the measures described above and others that will be implemented will remediate the material weakness that we have identified. As management continues to evaluate and improve internal control over financial reporting, we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures contemplated.

Nonetheless, the chief executive officer and chief financial officer believe that the subsequent procedures we performed in connection with our preparation of this Form 10-K/A provide reasonable assurance that the identified material weakness did not lead to material misstatements in our consolidated financial statements presented in this Form 10-K/A or prior periods and that the consolidated financial statements included in this Form 10-K/A fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in accordance with U.S. GAAP.

(e) Other.

The General Partner and the Partnership do not expect that our disclosure controls and procedures or our internal control over financial reporting will certainly prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, our internal control system can provide only reasonable assurance of achieving its objectives and no evaluation of controls can provide absolute assurance that all control issues and occurrences of fraud, if any, within our Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and can provide only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, or the degree of compliance with the policies and procedures may deteriorate.

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
Steven J. Goldman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Steven J. Goldman Steven J. Goldman	President and Chief Executive Officer and Director Kestrel Heat, LLC	August 1, 2014

/s/ Richard F. Ambury Richard F. Ambury	Chief Financial Officer (Principal Financial Officer) Kestrel Heat, LLC	August 1, 2014

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective design and operation of controls over the communication and recognition of certain state sales and petroleum tax assessments and ineffective operation of account reconciliation controls over installations and service sales and accounts receivable at an insignificant business has been identified and included in management’s assessment.

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

Also in our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Star Gas Partners, L.P. has not maintained effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Stamford, Connecticut

December 11, 2013 except for the restatement of the effectiveness of internal control over financial reporting for the identified material weakness which is as of August 1, 2014

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