Form 10-Q/A
period 2013-12-31
STAR GAS PARTNERS LP
filed 2014-08-01
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At January 31, 2014, the registrant had 57,467,744 common units outstanding.

Item 4.	Controls and Procedures

Item 6.	Exhibits

Explanatory Note

Star Gas Partners, L.P. is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013, originally filed with the Securities and Exchange Commission on February 5, 2014, to amend Item 4. Controls and Procedures related to the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

This Amendment No.1 does not amend or update any other information set forth in the Quarterly Report and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Quarterly Report.

In the third quarter of fiscal 2014, management became aware that a regional zone controller overrode controls over reporting to senior management certain state sales tax and petroleum tax assessments which primarily related to prior periods. The same employee also overrode certain reconciliation controls related to the accuracy and existence of installations and service sales and accounts receivable of an insignificant business (the “Impacted Business”) whose balances and results are maintained on an offline ledger and periodically transferred to the Partnership’s general ledger. This employee’s actions were in violation of the Partnership’s established control policies and procedures. These control deficiencies resulted in errors in installations and service sales, delivery and branch expenses, interest expense, net, current assets, accrued expenses and other current liabilities. These errors did not, individually or in the aggregate, result in a material misstatement to the Partnership’s condensed consolidated financial statements for the quarterly period ended December 31, 2013. The correction of these errors was recognized in our unaudited condensed consolidated financial statements for the quarter ended June 30, 2014. No changes to the condensed consolidated financial statements filed as part of the Quarterly Report have been made in this Amendment No. 1.

Pursuant to Rule 12b-15 under the Securities Exchange act of 1934, as a result of this Amendment No. 1, the certifications pursuant to Rules 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended and Section 906 of the Sarbanes-Oxley Act of 2002 have been re-executed and refiled as of the date of this Amendment No. 1. As a result, the Exhibit Index in Item 6. of the Quarterly Report is also being amended to reflect the inclusion of the aforementioned updates.

Item 4.	Controls and Procedures

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

The General Partner’s chief executive officer and its chief financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2013. Such chief executive officer and chief financial officer concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2013. Management reevaluated its previous conclusions on the effectiveness of our disclosure controls and procedures as of September 30, 2013, December 31, 2013, and March 31, 2014, and determined that the material weakness described below also existed as of that date. The Partnership is amending Item 9A of its Annual Report on Form 10-K for 2013, as well as Item 4 of its Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2014 to reflect the conclusion by management that there was a material weakness in internal control over financial reporting as of the end of the periods covered by these reports.

For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in Internal Control over Financial Reporting.

Management has identified no changes in internal control during the three months ended December 31, 2013. In connection with our assessment of the effectiveness of internal control over financial reporting at our last assessment date, September 30, 2013, we identified the following deficiencies which constituted a material weakness in our internal control related to financial reporting:

•	Ineffective design and operation of controls related to the recognition and measurement of certain state sales and petroleum tax assessments, including the communication of those assessments by the regional zone controller to senior management. The Partnership did not have an independent monitoring control in place to ensure that these controls were working effectively.

•	Ineffective operation of account reconciliation controls over installations and service sales and accounts receivable of the Impacted Business, where the same regional zone controller did not adequately investigate certain reconciling items, and did not timely communicate them to senior management.

These control deficiencies resulted in errors in installations and service sales, delivery and branch expenses, interest expense, net, current assets, accrued expenses and other current liabilities. These errors did not, individually or in the aggregate, result in a material misstatement to the Partnership’s consolidated financial statements for any periods through and including the fiscal year ended September 30, 2013, and unaudited condensed consolidated financial statements for the first two fiscal quarters of 2014. The correction of these errors was recognized in our condensed consolidated financial statements for the quarter ended June 30, 2014. However such control deficiencies could have resulted in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that the override of certain process level and information reporting controls and the lack of an independent control in place to reconcile the state sales and petroleum tax returns with the Partnership’s books and records constituted a material weakness in the aggregate.

(c) Remediation

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

Nonetheless, the chief executive officer and chief financial officer believe that the subsequent procedures we performed in connection with our preparation of this Form 10-Q provide reasonable assurance that the identified material weakness did not lead to material misstatements in our condensed consolidated financial statements presented in this Form 10-Q or prior periods and that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in accordance with U.S. GAAP.

(d) Other

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

Item 6.

Exhibits

10.24(1)	Second Amended and Restated Revolving Credit Facility Agreement dated January 14, 2014.

10.25(1)	Second Amended and Restated Pledge and Security Agreement dated January 14, 2014.

10.26(1)	Stock Purchase Agreement between Central Hudson Enterprises Corporation and Petro Holdings, Inc. dated as of January 27, 2014.

31.1*	Certification of Chief Executive Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(1)	The following materials from the Star Gas Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

101.INS(1)	XBRL Instance Document.

101.SCH(1)	XBRL Taxonomy Extension Schema Document.

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.
(Registrant)

By:	Kestrel
Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ RICHARD F. AMBURY Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary Kestrel Heat LLC (Principal Financial Officer)	August 1, 2014

Signature	Title	Date

/s/ RICHARD G. OAKLEY Richard G. Oakley	Senior Vice President - Controller Kestrel Heat LLC (Principal Accounting Officer)	August 1, 2014