Form 10-Q/A
period 2014-03-31
STAR GAS PARTNERS LP
filed 2014-08-01
CIK 1002590

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

TABLE OF CONTENTS

Item 4.	Controls and Procedures

Item 6.	Exhibits

Explanatory Note

Star Gas Partners, L.P. is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, originally filed with the Securities and Exchange Commission on May 7, 2014, to amend Item 4. Controls and Procedures related to the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

This Amendment No.1 does not amend or update any other information set forth in the Quarterly Report and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Quarterly Report.

In the third quarter of fiscal 2014, management became aware that a regional zone controller overrode controls over reporting to senior management certain state sales tax and petroleum tax assessments which primarily related to prior periods. The same employee also overrode certain reconciliation controls related to the accuracy and existence of installations and service sales and accounts receivable of an insignificant business (the “Impacted Business”) whose balances and results are maintained on an offline ledger and periodically transferred to the Partnership’s general ledger. This employee’s actions were in violation of the Partnership’s established control policies and procedures. These control deficiencies resulted in errors in installations and service sales, delivery and branch expenses, interest expense, net, current assets, accrued expenses and other current liabilities. These errors did not, individually or in the aggregate, result in a material misstatement to the Partnership’s condensed consolidated financial statements for the quarterly period ended March 31, 2014. The correction of these errors was recognized in our unaudited condensed consolidated financial statements for the quarter ended June 30, 2014. No changes to the condensed consolidated financial statements filed as part of the Quarterly Report have been made in this Amendment No. 1.

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

The General Partner’s chief executive officer and its chief financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Such chief executive officer and chief financial officer concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2014. Management reevaluated its previous conclusions on the effectiveness of our disclosure controls and procedures as of September 30, 2013, December 31, 2013, and March 31, 2014, and determined that the material weakness described below also existed as of that date. The Partnership is amending Item 9A of its Annual Report on Form 10-K for 2013, as well as Item 4 of its Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2014 to reflect the conclusion by management that there was a material weakness in internal control over financial reporting as of the end of the periods covered by these reports.

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

(b) Change in Internal Control over Financial Reporting.

Management has identified no changes in internal control during the three months ended March 31, 2014. In connection with our assessment of the effectiveness of internal control over financial reporting at our last assessment date, September 30, 2013, we identified the following deficiencies which constituted a material weakness in our internal control related to financial reporting:

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

Item 6.

Exhibits

31.1*	Certification of Chief Executive Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(1)	The following materials from the Star Gas Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

101.INS(1)	XBRL Instance Document.

101.SCH(1)	XBRL Taxonomy Extension Schema Document.

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014.

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