Form 10-Q
period 2014-06-30
STAR GAS PARTNERS LP
filed 2014-08-01
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-14129

STAR GAS PARTNERS, L.P.

(Exact name of registrants as specified in its charters)

Delaware	06-1437793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2187 Atlantic Street Stamford, Connecticut	06902
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

At July 31, 2014, the registrant had 57,467,744 Common Units outstanding.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2014	September 30, 2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,115	$85,057
Receivables, net of allowance of $13,024 and $7,928, respectively	211,076	96,124
Inventories	48,587	68,150
Fair asset value of derivative instruments	1,072	646
Current deferred tax assets, net	10,093	32,447
Prepaid expenses and other current assets	25,435	23,456

Total current assets	303,378	305,880

Property and equipment, net	68,050	51,323
Goodwill	209,102	201,130
Intangibles, net	102,941	66,790
Deferred charges and other assets, net	11,672	7,381

Total assets	$695,143	$632,504

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$22,313	$18,681
Revolving credit facility borrowings	39,544	—
Fair liability value of derivative instruments	608	3,999
Accrued expenses and other current liabilities	112,643	87,142
Unearned service contract revenue	45,037	40,608
Customer credit balances	31,126	70,196

Total current liabilities	251,271	220,626

Long-term debt	124,543	124,460
Long-term deferred tax liabilities, net	6,638	19,292
Other long-term liabilities	6,600	8,845

Partners’ capital
Common unitholders	328,041	282,289
General partner	126	3
Accumulated other comprehensive loss, net of taxes	(22,076)	(23,011)

Total partners’ capital	306,091	259,281

Total liabilities and partners’ capital	$695,143	$632,504

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per unit data - unaudited)	2014	2013	2014	2013

Sales:
Product	$267,694	$208,862	$1,571,034	$1,396,281
Installations and service	58,817	53,662	168,328	167,907

Total sales	326,511	262,524	1,739,362	1,564,188
Cost and expenses:
Cost of product	215,826	163,515	1,213,967	1,091,918
Cost of installations and service	50,003	44,102	156,478	152,661
(Increase) decrease in the fair value of derivative instruments	(3,308)	1,910	(4,661)	6,428
Delivery and branch expenses	66,347	53,798	227,175	205,507
Depreciation and amortization expenses	5,760	4,328	15,036	13,007
General and administrative expenses	5,140	4,557	16,995	13,809
Finance charge income	(2,460)	(1,685)	(5,671)	(4,947)

Operating income (loss)	(10,797)	(8,001)	120,043	85,805
Interest expense, net	(5,427)	(3,536)	(13,324)	(10,967)
Amortization of debt issuance costs	(394)	(415)	(1,205)	(1,325)

Income (loss) before income taxes	(16,618)	(11,952)	105,514	73,513
Income tax expense (benefit)	(7,026)	(4,364)	43,602	29,670

Net income (loss)	$(9,592)	$(7,588)	$61,912	$43,843
General Partner’s interest in net income (loss)	(54)	(41)	349	237

Limited Partners’ interest in net income (loss)	$(9,538)	$(7,547)	$61,563	$43,606

Basic and diluted income (loss) per Limited Partner Unit (1):	$(0.17)	$(0.13)	$0.91	$0.63

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	57,468	59,370	57,482	59,918

(1)	See Note 14 Earnings (Loss) Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands - unaudited)	2014	2013	2014	2013

Net income (loss)	$(9,592)	$(7,588)	$61,912	$43,843

Other comprehensive income:
Unrealized gain on pension plan obligation (1)	528	664	1,584	1,992
Tax effect of unrealized gain on pension plan	(217)	(270)	(649)	(812)

Total other comprehensive income	311	394	935	1,180

Total comprehensive income (loss)	$(9,281)	$(7,194)	$62,847	$45,023

(1)	These items are included in the computation of net periodic pension cost. See Note 10 - Employee Benefit Plan.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Number of Units
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2013	57,718	326	$282,289	$3	$(23,011)	$259,281

Net income	—	—	61,563	349	—	61,912
Unrealized gain on pension plan obligation (1)	—	—	—	—	1,584	1,584
Tax effect of unrealized gain on pension plan	—	—	—	—	(649)	(649)
Distributions	—	—	(14,511)	(226)	—	(14,737)
Retirement of units (2)	(250)	—	(1,300)	—	—	(1,300)

Balance as of June 30, 2014 (unaudited)	57,468	326	$328,041	$126	$(22,076)	$306,091

(1)	These items are included in the computation of net periodic pension cost. See Note 10 - Employee Benefit Plan.
(2)	See Note 3 - Common Unit Repurchase and Retirement.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
(in thousands - unaudited)	2014	2013

Cash flows provided by (used in) operating activities:
Net income	$61,912	$43,843

Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(4,661)	6,428
Depreciation and amortization	16,241	14,332
Provision for losses on accounts receivable	8,862	7,814
Change in deferred taxes	9,051	4,292
Changes in operating assets and liabilities:
Increase in receivables	(78,276)	(71,929)
(Increase) decrease in inventories	24,706	(1,585)
Decrease in other assets	3,955	6,452
Decrease in accounts payable	(7,132)	(7,461)
Decrease in customer credit balances	(43,588)	(52,719)
Decrease in other current and long-term liabilities	14,183	18,903

Net cash provided by (used in) operating activities	5,253	(31,630)

Cash flows provided by (used in) investing activities:
Capital expenditures	(6,510)	(3,133)
Proceeds from sales of fixed assets	139	133
Acquisitions (net of cash acquired of $4,151 and $0, respectively)	(97,950)	(644)

Net cash used in investing activities	(104,321)	(3,644)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	195,482	111,542
Revolving credit facility repayments	(155,938)	(111,542)
Distributions	(14,737)	(14,460)
Unit repurchases	(1,300)	(13,940)
Deferred charges	(2,381)	(35)

Net cash provided by (used in) financing activities	21,126	(28,435)

Net decrease in cash and cash equivalents	(77,942)	(63,709)

Cash and cash equivalents at beginning of period	85,057	108,091

Cash and cash equivalents at end of period	$7,115	$44,382

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

The Partnership is organized as follows:

•	The Partnership is a master limited partnership, which at June 30, 2014, had outstanding 57.5 million Common Units (NYSE: “SGU”) representing 99.44% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.56% general partner interest in Star Gas Partners. The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•	The Partnership owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporation income taxes. The Partnership’s operations are conducted through Petro and its subsidiaries. Petro is a Northeast and Mid-Atlantic region retail distributor of home heating oil and propane that at June 30, 2014, served approximately 444,000 full-service residential and commercial home heating oil and propane customers. Petro also sold diesel fuel, gasoline and home heating oil to approximately 66,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers, and provided ancillary home services, including home security and plumbing, to approximately 22,000 customers.

•	Star Gas Finance Company (“SGFC”) is a 100% owned subsidiary of the Partnership. SGFC serves as the co-issuer, jointly and severally with the Partnership, of its $125 million 8.875% Senior Notes outstanding at June 30, 2014, due 2017. SGFC and the Partnership are dependent on distributions, including inter-company interest payments from its subsidiaries, to service the debt issued by SGFC and the Partnership. The distributions from these subsidiaries are not guaranteed and are subject to certain loan restrictions. SGFC has nominal assets and conducts no business operations. (See Note 9—Long-Term Debt and Bank Facility Borrowings)

2) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P. and its subsidiaries. All material inter-company items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Partnership’s business, the results of operations and cash flows for the nine month period ended June 30, 2014, and June 30, 2013, are not necessarily indicative of the results to be expected for the full year.

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

Correction of Immaterial Errors

During the third quarter of fiscal year 2014, we recorded adjustments that reduce net income by $2.2 million ($3.7 million, excluding the related income tax benefit) to correct certain errors related to periods from 2002 through March 31, 2014. The errors include understatements of expenses for state sales and petroleum taxes (“other taxes”) and the related interest and penalties, and overstatements of installations and service sales. The errors were the result of certain control deficiencies that we identified during the quarter. See Item 4. of this Report for additional information concerning these deficiencies.

The impact of the error correction on our condensed consolidated statements of operations for the three months ended June 30, 2014 was an increase in delivery and branch expenses of $1.7 million, an increase to interest expense, net, of $1.4 million, and a reduction of installations and service sales of $0.6 million, offset by the related income tax benefit of $1.5 million. The impact of the error correction on our condensed consolidated statements of operations for the nine months ended June 30, 2014 was an increase in delivery and branch expenses of $1.7 million, an increase to interest expense, net, of $1.2 million, and a reduction of installations and service sales of $0.3 million, offset by the related income tax benefit of $1.3 million. The impact of the error correction on our June 30, 2014, condensed consolidated balance sheet was a decrease to current assets ($2.6 million) for other taxes, interest and penalties already paid and assets written off, and an increase to accrued expenses and other current liabilities ($1.1 million) for the amounts remaining to be paid.

Had these items been recorded timely, the impact would have been a reduction of $0.4 million, $0.3 million and $0.4 million to our reported net income of $29.9 million, $26.0 million and $24.3 million for the years ended September 30, 2013, 2012 and 2011, respectively. Further, net income of $52.2 million and $19.3 million for the three months ended March 31, 2014 and December 31, 2013 would have decreased by $0.1 million and $0.1 million, respectively. In addition, our total partners’ capital of $279.9 million as reported as of September 30, 2010 would have decreased by $1.0 million for errors impacting fiscal years 2002 through 2010.

These errors did not, individually or in the aggregate, result in a material misstatement of our previously issued consolidated financial statements for any period through March 31, 2014. The correction of these errors in the third quarter of fiscal year 2014 was significant to our results of operations for the three months ended June 30, 2014, but had no material effect on our results for the nine months ended June 30, 2014 and is not expected to have a material effect on our results for the full year ending September 30, 2014.

Reclassification

The accompanying June 30, 2013, consolidated statements of operations have been revised from their previous presentation to reclassify finance charge income for the three and nine months period of $1.7 million and $4.9 million respectively, and present it separately as an element of operating income. Previously, finance charge income was included in the caption interest income in the consolidated statements of operations. This reclassification was made in order to conform with common industry practice regarding the reporting of finance charge income in operating income, and had no impact on net income, financial position, and cash flows for any period. Interest expense, net consists of:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Interest expense	$(5,444)	$(3,547)	$(13,366)	$(10,998)
Interest income	17	11	42	31

Interest expense, net	$(5,427)	$(3,536)	$(13,324)	$(10,967)

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of the unrealized gain (loss) amortization on the Partnership’s pension plan obligation for its two frozen defined benefit pension plans and the corresponding tax effect.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The core principal of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2018, with early adoption prohibited. The Partnership is currently evaluating the impact of adopting ASU No. 2014-09.

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

Under the Partnership’s second amended and restated credit agreement dated January 14, 2014, in order to repurchase Common Units we must maintain Availability (as defined in the second amended and restated credit facility agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase. The Partnership was in compliance with this covenant (or the equivalent covenant under the credit agreement then in effect) for all unit repurchases made during the nine months ended June 30, 2014.

The following table shows repurchases under Plan III.

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased (a)	Average Price Paid per Unit (b)	Maximum Number of Units that May Yet Be Purchased
Plan III - Number of units authorized			4,894
Private transaction - Number of units authorized (c)			1,150

			6,044

Plan III - Fiscal year 2012 total	22	$4.26	6,022

Plan III - Fiscal year 2013 total (c)	3,284	$4.63	2,738

Plan III - First quarter fiscal year 2014 total (d)	250	$5.20	2,488

Plan III - Second quarter fiscal year 2014 total	—	$—	2,488

Plan III - Third quarter fiscal year 2014 total	—	$—	2,488

Plan III - Nine months fiscal year 2014 total	250	$5.20

(a)	Units were repurchased as part of a publicly announced program, except as noted in a private transaction.
(b)	Amounts include repurchase costs.
(c)	Fiscal year 2013 common unit repurchases include 1.15 million common units acquired in a private transaction.
(d)	First quarter fiscal year 2014 common unit repurchases were acquired in a private transaction.

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

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers as of June 30, 2014, the Partnership held 0.1 million gallons of physical inventory and had bought 6.3 million gallons of swap contracts, 1.6 million gallons of call options, 4.0 million gallons of put options and 48.7 million net gallons of synthetic calls, all in future months to match anticipated sales. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of June 30, 2014, had bought 52.2 million gallons of future contracts, and had sold 60.2 million gallons of future contracts. In addition to the previously described hedging instruments, the Partnership as of June 30, 2014, had bought corresponding long and short 20.7 million net gallons of swap contracts to lock-in the differential between high sulfur home heating oil and ultra low sulfur diesel. To hedge a majority of its internal fuel usage for the remainder of fiscal 2014, the Partnership as of June 30, 2014, had bought 1.8 million gallons of future swap contracts.

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers as of June 30, 2013, the Partnership held 1.0 million gallons of physical inventory and had bought 4.3 million gallons of swap contracts, 1.3 million gallons of call options, 3.1 million gallons of put options and 47.1 million net gallons of synthetic calls, all in future months to match anticipated sales. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of June 30, 2013, had bought 27.3 million gallons of future contracts, had sold 34.0 million gallons of future contracts and had sold 4.4 million gallons of future swap contracts. To hedge a majority of its internal fuel usage for the remainder of fiscal 2013 the Partnership as of June 30, 2013, had bought 2.0 million gallons of future swap contracts.

The Partnership’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Regions Financial Corporation, Societe Generale, and Wells Fargo Bank, N.A. The Partnership assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Partnership generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At June 30, 2014, the aggregate cash posted as collateral in the normal course of business at counterparties was $0.8 million. Positions with counterparties who are also parties to our revolving credit facility are collateralized under that facility. As of June 30, 2014, $0.4 million of hedge positions and payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Balance Sheet Location	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Asset Derivatives at June 30, 2014
Commodity contracts	Fair asset and fair liability value of derivative instruments	$10,035	$3,855	$6,180	$—

Commodity contract assets at June 30, 2014		$10,035	$3,855	$6,180	$—

Liability Derivatives at June 30, 2014
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(9,571)	$(4,348)	$(5,223)	$—

Commodity contract liabilities at June 30, 2014		$(9,571)	$(4,348)	$(5,223)	$—

Asset Derivatives at September 30, 2013
Commodity contracts	Fair asset and fair liability value of derivative instruments	$14,467	$1,175	$13,292	$—

Commodity contract assets at September 30, 2013		$14,467	$1,175	$13,292	$—

Liability Derivatives at September 30, 2013
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(17,820)	$(519)	$(17,301)	$—

Commodity contract liabilities at September 30, 2013		$(17,820)	$(519)	$(17,301)	$—

The Partnership’s derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$1,928	$(856)	$1,072	$—	$—	$1,072
Fair liability value of derivative instruments	8,107	(8,715)	(608)	—	—	(608)

Total at June 30, 2014	$10,035	$(9,571)	$464	$—	$—	$464

Fair asset value of derivative instruments	$7,254	$(6,608)	$646	$—	$—	$646
Fair liability value of derivative instruments	7,213	(11,212)	(3,999)	—	—	(3,999)

Total at September 30, 2013	$14,467	$(17,820)	$(3,353)	$—	$—	$(3,353)

(In thousands)	The Effect of Derivative Instruments on the Statement of Operations

		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Nine Months Ended June 30, 2014	Nine Months Ended June 30, 2013
Closed Positions
Commodity contracts	Cost of product (a)	$2,718	$2,531	$11,245	$15,951
Commodity contracts	Cost of installations and service (a)	$(82)	$(67)	$(177)	$(401)
Commodity contracts	Delivery and branch expenses (a)	$(5)	$(43)	$(119)	$(246)

(a) Represents realized closed positions and includes the cost of options as they expire.

Open Positions
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments	$(3,308)	$1,910	$(4,661)	$6,428

5) Inventories

The Partnership’s product inventories are stated at the lower of cost or market computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost or market using the FIFO method. The components of inventory were as follows (in thousands):

	June 30, 2014	September 30, 2013
Product	$28,404	$50,197
Parts and equipment	20,183	17,953

Total inventory	$48,587	$68,150

6) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	June 30, 2014	September 30, 2013

Property and equipment	$192,406	$170,462
Less: accumulated depreciation	124,356	119,139

Property and equipment, net	$68,050	$51,323

7) Business Combination

On March 4, 2014 (the “Acquisition Date”), the Partnership completed the acquisition of Griffith Energy Services, Inc. (“Griffith”) of Columbia, Maryland, from Central Hudson Enterprises Corporation. The Partnership purchased 100% of the stock of Griffith for $98.7 million, consisting of $69.9 million paid for the long term assets and $28.8 million paid for estimated working capital (net of $4.2 million of cash acquired). In addition, the Partnership issued $8.5 million in letters of credit for supply and insurance purposes. There was no long-term debt assumed in the acquisition. The business reason for this acquisition is that Griffith, being a 100-year-old brand that is broadly recognized as a premier fuel and service provider in its territories, is an excellent strategic fit for the Partnership. The Griffith acquisition adds scale to the Partnership and leverages our existing fixed cost base, providing access to approximately 50,000 residential and commercial accounts across the Mid-Atlantic region.

The following table summarizes the preliminary fair values and purchase price allocation at the acquisition date, of the assets acquired and liabilities assumed related to the Griffith acquisition as of the Acquisition Date.

(in thousands)	As of Acquisition Date
Trade accounts receivable (a)	$46,557
Inventories	5,143
Other current assets	5,459
Property and equipment	17,478
Customer lists, trade names and other intangibles	44,400
Other long term assets	1,778
Current liabilities	(30,089)

Total net identifiable assets acquired	$90,726

Total consideration	$98,698
Less: Total net identifiable assets acquired	90,726

Goodwill	$7,972

(a)	The gross contractual receivable amount is $48.2 million, and the best estimate at the acquisition date of the contractual cash flows not expected to be collected is $1.7 million.

The total costs of $0.8 million related to this acquisition are included in the Consolidated Statement of Operations under general and administrative expenses for the three and nine months ended June 30, 2014.

All of the $8.0 million of goodwill relating to the Griffith acquisition is expected to be deductible for income tax purposes.

Griffith’s operating results are included in the Partnership’s consolidated financial statements starting on the Acquisition Date. Customer lists, other intangibles and trade names are amortized on a straight-line basis over ten to twenty years.

Included in our consolidated statement of operations from the Acquisition Date through June 30, 2014, are Griffith’s sales and net earnings before income taxes of $86.9 million and $0.4 million, respectively.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Total sales	$326,511	$319,784	$1,910,068	$1,808,630

Net income (loss)	$(9,592)	$(9,445)	$66,731	$47,546

8) Goodwill and Intangibles, net

Goodwill

A summary of changes in the Partnership’s goodwill is as follows (in thousands):

Balance as of September 30, 2013	$201,130
Fiscal year 2014 business combination	7,972

Balance as of June 30, 2014	$209,102

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	June 30, 2014			September 30, 2013
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists and other intangibles	$332,411	$229,470	$102,941	$288,011	$221,221	$66,790

Amortization expense for intangible assets was $8.2 million for the nine months ended June 30, 2014, compared to $6.8 million for the nine months ended June 30, 2013. Total estimated annual amortization expense related to intangible assets subject to amortization, for the fiscal year ending September 30, 2014, and the four succeeding fiscal years ending September 30, is as follows (in thousands):

Estimated Annual Book Amortization Expense
2014	$11,540
2015	$13,085
2016	$12,914
2017	$12,394
2018	$11,555

9) Long-Term Debt and Bank Facility Borrowings

The Partnership’s debt is as follows (in thousands):

	June 30, 2014		September 30, 2013
	Carrying		Carrying
	Amount	Fair Value (a)	Amount	Fair Value (a)
8.875% Senior Notes (b)	$124,543	$131,563	$124,460	$130,000
Revolving Credit Facility Borrowings (c)	39,544	39,544	—	—

Total debt	$164,087	$171,107	$124,460	$130,000

Total long-term portion of debt	$124,543	$131,563	$124,460	$130,000

(a)	The Partnership’s fair value estimates of long-term debt are made at a specific point in time, based on Level 2 inputs. Due to the relatively short maturity of the revolving credit facility, the carrying amount approximates fair value.

(b)	The 8.875% Senior Notes were originally issued in November 2010 in a private placement offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, and in February 2011, were exchanged for substantially identical public notes registered with the Securities and Exchange Commission. These public notes mature in December 2017 and accrue interest at an annual rate of 8.875% requiring semi-annual interest payments on June 1 and December 1 of each year. The discount on these notes was $0.5 million at June 30, 2014. Under the terms of the indenture, these notes permit restricted payments after passing particular financial tests. The Partnership can incur debt up to $100 million for acquisitions and can also pay restricted payments of $22.0 million without passing certain financial tests.

(c)	In January 2014, the Partnership entered into a second amended and restated asset based revolving credit facility agreement with a bank syndicate comprised of fifteen participants, which replaced the existing revolving credit facility.

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

Under the second amended and restated credit facility, the Partnership is obligated to meet certain financial covenants, including the requirement to maintain at all times either Availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the facility size, or a fixed charge coverage ratio (as defined in the revolving credit facility agreement) of not less than 1.1, which is calculated based upon Adjusted EBITDA for the trailing twelve months. In order to make acquisitions, the Partnership must maintain Availability of $40 million on a historical pro forma and forward-looking basis. In addition, the Partnership must maintain Availability of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding), on a historical and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 in order to pay any distributions to unitholders or repurchase Common Units. No inter-company dividends or distributions can be made (including those needed to pay interest or principle on our 8.875% Senior Notes), except to the Partnership or a wholly owned subsidiary of the Partnership, if the immediately preceding covenants have not been met. Certain restrictions are also imposed by the agreement, including restrictions on the Partnership’s ability to incur additional indebtedness, to pay distributions to unitholders, to pay inter-company dividends or distributions, make investments, grant liens, sell assets, make acquisitions and engage in certain other activities.

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

At June 30, 2014, $39.5 million was outstanding under the revolving credit facility and $52.5 million of letters of credit were issued. At September 30, 2013, no amount was outstanding under the revolving credit facility and $44.7 million of letters of credit were issued.

At June 30, 2014, availability was $120.9 million and the Partnership was in compliance with the fixed charge coverage ratio. At September 30, 2013, availability was $164.3 million and the Partnership was in compliance with the fixed charge coverage ratio.

In July 2011, the Partnership’s shelf registration became effective, providing for the sale of up to $250 million in one or more offerings of Common Units representing limited partnership interests, partnership securities and debt securities; which may be secured or unsecured senior debt securities or secured or unsecured subordinated debt securities. This shelf registration expired in July 2014 and no offerings under this shelf registration occurred.

10) Employee Benefit Plan

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Components of net periodic benefit cost:
Service cost	$0	$0	$0	$0
Interest cost	690	620	2,070	1,860
Expected return on plan assets	(776)	(948)	(2,328)	(2,844)
Net amortization	528	664	1,584	1,992

Net periodic benefit cost	$442	$336	$1,326	$1,008

For the nine months ended June 30, 2014, the Partnership contributed $1.4 million and expects to make an additional $0.6 million contribution in fiscal 2014 to fund its pension obligation.

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

The current and deferred income tax expenses for the three and nine months ended June 30, 2014, and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Income (loss) before income taxes	$(16,618)	$(11,952)	$105,514	$73,513

Current tax expense (benefit)	$(7,888)	$(5)	$34,550	$25,378
Deferred tax expense (benefit)	862	(4,359)	9,052	4,292

Total tax expense (benefit)	$(7,026)	$(4,364)	$43,602	$29,670

As of January 1, 2014, Star Acquisitions, Inc., a wholly-owned subsidiary of the Partnership, had an estimated Federal net operating loss carry forward (“NOLs”) of approximately $8.3 million. The Federal NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income but are also subject to annual limitations of between $1.0 million and $2.2 million.

FASB ASC 740-10-05-6 Income Taxes, Uncertain Tax Position, provides financial statement accounting guidance for uncertainty in income taxes and tax positions taken or expected to be taken in a tax return. At June 30, 2014, we had unrecognized income tax benefits totaling $0.9 million including related accrued interest and penalties of $0.2 million. These unrecognized tax benefits are primarily the result of state tax uncertainties. If recognized, these tax benefits would be recorded as a benefit to the effective tax rate.

We believe that the total liability for unrecognized tax benefits will not materially change during the next 12 months ending June 30, 2015. Our continuing practice is to recognize interest related to income tax matters as a component of income tax expense. We file U.S. Federal income tax returns and various state and local returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. For our Federal income tax returns we have four tax years subject to examination. In our major state tax jurisdictions of New York, Connecticut, Pennsylvania and New Jersey, we have four, four, four and five tax years, respectively, that are subject to examination. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, based on our assessment of many factors including past experience and interpretation of tax law, we believe that our provision for income taxes reflect the most probable outcome. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

12) Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
	June 30,
(in thousands)	2014	2013

Cash paid during the period for:
Income taxes, net	$26,073	$11,864
Interest	$16,023	$13,771
Non-cash financing activities:
Increase in interest expense - amortization of debt discount on 8.875% Senior Note	$83	$77

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

The following presents the net income allocation and per unit data using this method for the periods presented:

	Three Months Ended		Nine Months Ended
Basic and Diluted Earnings (Loss) Per Limited Partner:	June 30,		June 30,
(in thousands, except per unit data)	2014	2013	2014	2013
Net income (loss)	$(9,592)	$(7,588)	$61,912	$43,843
Less General Partner’s interest in net income (loss)	(54)	(41)	349	237

Net income (loss) available to limited partners	(9,538)	(7,547)	61,563	43,606

Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	—	—	9,152	5,623

Limited Partner’s interest in net income (loss) under FASB ASC 260-10-45-60	$(9,538)	$(7,547)	$52,411	$37,983

Per unit data:
Basic and diluted net income (loss) available to limited partners	$(0.17)	$(0.13)	$1.07	$0.73

Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	—	—	0.16	0.10

Limited Partner’s interest in net income (loss) under FASB ASC 260-10-45-60	$(0.17)	$(0.13)	$0.91	$0.63

Weighted average number of Limited Partner units outstanding	57,468	59,370	57,482	59,918

15) Subsequent Events

Quarterly Distribution Declared

In July 2014, we declared a quarterly distribution of $0.0875 per unit, or $0.35 per unit on an annualized basis, on all Common Units with respect to the third quarter of fiscal 2014, payable on August 8, 2014, to holders of record on July 31, 2014. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to Common Unit holders and 10% to the General Partner unit holders (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $5.0 million will be paid to the Common Unit holders, $0.1 million to the General Partner unit holders (including $0.06 million of incentive distribution as provided in our Partnership Agreement) and $0.06 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on our financial performance, the price and supply of the products that we sell, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, general economic conditions and new technology. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth under the heading “Risk Factors” and “Business Strategy” in our Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended September 30, 2013, and under the heading “Risk Factors” in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in the Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

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

Degree Day

A “degree day” is an industry measurement of temperature designed to evaluate energy demand and consumption. Degree days are based on how far the average daily temperature departs from 65°F. Each degree of temperature above 65°F is counted as one cooling degree day, and each degree of temperature below 65°F is counted as one heating degree day. Degree days are accumulated each day over the course of a year and can be compared to a monthly or a long-term (multi-year) average to see if a given month or year was warmer or cooler than usual. Degree days are officially observed by the National Weather Service.

Every ten years, the National Oceanic and Atmospheric Administration (“NOAA”) computes and publishes average meteorological quantities, including average temperatures for the last 30 years by geographical location, and the corresponding degree days. The latest and most widely used data covers the years from 1981 through 2010. Our calculations of normal weather are based on these published 30 year averages for heating degree days, weighted by volume for the locations where we have existing operations.

Home Heating Oil Price Volatility

The wholesale price of home heating oil can be volatile, resulting in increased consumer price sensitivity to heating costs and increased gross customer losses. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces. The price of home heating oil is closely linked to the price refiners pay for crude oil, which is the principal cost component of home heating oil. The volatility in the wholesale cost of home heating oil, as measured by the New York Mercantile Exchange (“NYMEX”) price per gallon for the fiscal years ending September 30, 2010 through 2014, on a quarterly basis, is illustrated in the following chart:

	Fiscal 2014		Fiscal 2013 (1)		Fiscal 2012		Fiscal 2011		Fiscal 2010
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$2.84	$3.12	$2.90	$3.26	$2.72	$3.17	$2.19	$2.54	$1.78	$2.12
March 31	2.89	3.28	2.86	3.24	2.99	3.32	2.49	3.09	1.89	2.20
June 30	2.85	3.05	2.74	3.09	2.53	3.25	2.75	3.32	1.87	2.35
September 30	—	—	2.87	3.21	2.68	3.24	2.77	3.13	1.92	2.24

(1)	Beginning April 1, 2013, the NYMEX contract specifications were changed from high sulfur home heating oil to ultra low sulfur diesel.

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

Weather Hedge Contract — Fiscal Years 2013, 2014 and 2015

In July 2012, the Partnership entered into a weather hedge contract for fiscal years 2013, 2014 and 2015, with Swiss Re Financial Products Corporation, under which the Partnership is entitled to receive a payment of $35,000 per heating degree-day shortfall if the total number of heating degree-days in the period covered is less than 92.5% of the ten year average (the “Payment Threshold”). The hedge covers the period from November 1 through March 31, taken as a whole, for each respective fiscal year and has a maximum payout of $12.5 million for each fiscal year. The Partnership did not record any benefit under its weather hedge contract during fiscal 2013 and has not recorded any benefit for the nine months ended June 30, 2014.

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

A significant portion of our home heating oil volume is sold to individual customers under an arrangement pre-establishing a ceiling price or fixed price for home heating oil over a fixed period of time, generally twelve months (“price-protected” customers). When these price-protected customers agree to purchase home heating oil from us for the next heating season, we purchase option contracts, swaps and futures contracts for a substantial majority of the heating oil that we expect to sell to these customers. The amount of home heating oil volume that we hedge per price-protected customer is based upon the estimated fuel consumption per average customer per month. In the event that the actual usage exceeds the amount of the hedged volume on a monthly basis, we may be required to obtain additional volume at unfavorable costs. In addition, should actual usage in any month be less than the hedged volume, our hedging cost per gallon could be greater, thus reducing expected margins.

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

Griffith Acquisition

On March 4, 2014, the Partnership completed the acquisition of Griffith Energy Services, Inc. (“Griffith”) of Columbia, Maryland, from Central Hudson Enterprises Corporation. The Partnership purchased 100% of the stock of Griffith for $98.7 million, consisting of $69.9 million paid for the long term assets and $28.8 million paid for estimated working capital (net of $4.2 million of cash acquired). In addition, the Partnership issued $8.5 million in letters of credit for supply and insurance purposes. There was no long-term debt assumed in the acquisition. The Griffith acquisition added scale to the Partnership and leveraged our existing fixed cost base, providing access to approximately 50,000 residential and commercial accounts across the Mid-Atlantic region. For Griffith’s fiscal year ended December 31, 2013, Griffith sold 78.4 million gallons of petroleum products including 29.0 million gallons of home heating oil, 0.9 million gallons of propane and 48.5 million gallons of motor fuel.

Impact of Sandy

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

Book Versus Tax Deductions

The amount of cash flow that we generate in any given year depends upon a variety of factors including the amount of cash income taxes that our corporate subsidiaries are required to pay. The amount of depreciation and amortization that we deduct for book (i.e., financial reporting) purposes will differ from the amount that our subsidiaries can deduct for tax purposes. The table below compares the estimated depreciation and amortization for book purposes to the amount that our subsidiaries expect to deduct for tax purposes based on currently owned assets. Our subsidiaries file their tax returns based on a calendar year basis. The amounts below are based on our September 30 fiscal year and are reflective of fixed assets additions and acquisitions through June 30, 2014, including the Griffith acquisition.

Estimated Depreciation and Amortization Expense

(in thousands) Fiscal Year	Book	Tax
2014	$22,382	$34,371
2015	23,695	33,492
2016	21,959	26,270
2017	20,216	18,368
2018	17,962	14,822
2019	15,127	11,717

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

The production of the Partnership’s K-1 forms is an expensive, time consuming and administratively intensive process. Due to our existing tax structure, our unit holders typically do not receive the tax benefits normally associated with owning units in a publicly traded master limited partnership, as the source of much of the Partnership’s income is from corporations below the Partnership and is subject to corporate level income taxes. Certain cash transfers from our corporations to the Partnership are generally treated as dividends, and may be taxable to the unit holders regardless as to whether the Partnership actually distributes any cash to them. For example, cash sent by our corporate subsidiary to the Partnership for unit repurchases may be treated as dividend income to all our unit holders.

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

Gross customer gains and gross customer losses

	Nine Months Ended June 30, 2014			Fiscal Year Ended 2013			Fiscal Year Ended 2012
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	25,700	22,700	3,000	26,100	24,400	1,700	25,700	26,600	(900)
Second Quarter	16,800	16,700	100	13,900	19,300	(5,400)	11,500	19,700	(8,200)
Third Quarter	8,100	14,100	(6,000)	7,100	13,600	(6,500)	7,000	13,700	(6,700)
Fourth Quarter				14,400	18,000	(3,600)	13,000	18,200	(5,200)

Total	50,600	53,500	(2,900)	61,500	75,300	(13,800)	57,200	78,200	(21,000)

Net customer gains (attrition) as a percentage of the home heating oil and propane customer base

	Nine Months Ended June 30, 2014(1)			Fiscal Year Ended 2013			Fiscal Year Ended 2012
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	6.2%	5.5%	0.7%	6.3%	5.9%	0.4%	6.2%	6.4%	(0.2%)
Second Quarter	3.9%	3.9%	0.0%	3.3%	4.6%	(1.3%)	2.7%	4.7%	(2.0%)
Third Quarter	1.9%	3.3%	(1.4%)	1.7%	3.3%	(1.6%)	1.5%	3.1%	(1.6%)
Fourth Quarter				3.5%	4.3%	(0.8%)	3.0%	4.1%	(1.1%)

Total	12.0%	12.7%	(0.7%)	14.8%	18.1%	(3.3%)	13.4%	18.3%	(4.9%)

(1)	Percentages have changed slightly from amounts previously reported due to the weighting of the Griffith customer base.

During the first nine months of fiscal 2014, the Partnership’s account base decreased by 2,900 accounts, net, or 7,300 accounts less than the same period of fiscal 2013 in which the Partnership lost 10,200 accounts, net. We believe that the colder-than-expected winter positively impacted our gross customer gains and lowered gross customer losses as competitors could not keep pace with the severe winter conditions. The Partnership cannot predict whether the accounts added during the nine months ended June 30, 2014, will continue to purchase our products.

During the first nine months of fiscal 2014, we lost 1.6% of our home heating oil accounts to natural gas versus 1.7% for the first nine months of fiscal 2013 and 1.5% for the same period of fiscal 2012. Conversions to natural gas have increased in recent years, and we believe this may continue, as natural gas has become significantly less expensive than home heating oil on an equivalent BTU basis. In addition, the states of New York, Connecticut and Pennsylvania have sought to encourage homeowners to expand the use of natural gas as a heating fuel through legislation and regulatory efforts.

Correction of Immaterial Errors

During the third quarter of fiscal year 2014, we recorded adjustments that reduce net income by $2.2 million ($3.7 million, excluding the related income tax benefit) to correct certain errors related to periods from 2002 through March 31, 2014. The errors include understatements of expenses for state sales and petroleum taxes (“other taxes”) and the related interest and penalties, and overstatements of installations and service sales. The errors were the result of certain control deficiencies that we identified during the quarter. See Item 4. of this Report for additional information concerning these deficiencies.

The impact of the error correction on our condensed consolidated statements of operations for the three months ended June 30, 2014 was an increase in delivery and branch expenses of $1.7 million, an increase to interest expense, net, of $1.4 million, and a reduction of installations and service sales of $0.6 million, offset by the related income tax benefit of $1.5 million. The impact of the error correction on our condensed consolidated statements of operations for the nine months ended June 30, 2014 was an increase in delivery and branch expenses of $1.7 million, an increase to interest expense, net, of $1.2 million, and a reduction of installations and service sales of $0.3 million, offset by the related income tax benefit of $1.3 million. The impact of the error correction on our June 30, 2014, condensed consolidated balance sheet was a decrease to current assets ($2.6 million) for other taxes, interest and penalties already paid and assets written off, and an increase to accrued expenses and other current liabilities ($1.1 million) for the amounts remaining to be paid.

Had these items been recorded timely, the impact would have been a reduction of $0.4 million, $0.3 million and $0.4 million to our reported net income of $29.9 million, $26.0 million and $24.3 million for the years ended September 30, 2013, 2012 and 2011, respectively. Further, net income of $52.2 million and $19.3 million for the three months ended March 31, 2014 and December 31, 2013 would have decreased by $0.1 million and $0.1 million, respectively. In addition, our total partners’ capital of $279.9 million as reported as of September 30, 2010 would have decreased by $1.0 million for errors impacting fiscal years 2002 through 2010.

These errors did not, individually or in the aggregate, result in a material misstatement of our previously issued consolidated financial statements for any period through March 31, 2014. The correction of these errors in the third quarter of fiscal year 2014 was significant to our results of operations for the three months ended June 30, 2014, but had no material effect on our results for the nine months ended June 30, 2014 and is not expected to have a material effect on our results for the full year ending September 30, 2014.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Quarterly Report.

Three Months Ended June 30, 2014

Compared to the Three Months Ended June 30, 2013

Volume

For the three months ended June 30, 2014, retail volume of home heating oil and propane increased by 4.4 million gallons, or 10.4%, to 47.1 million gallons, compared to 42.7 million gallons for the three months ended June 30, 2013. For those locations where the Partnership had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended June 30, 2014, were 5.3% warmer than the three months ended June 30, 2013, and 8.9% warmer than normal, as reported by the National Oceanic and Atmospheric Administration (“NOAA”). For the twelve months ended June 30, 2014, net customer attrition for the base business was 1.7%. The volume of home heating oil and propane delivered during the three months ended June 30, 2014, was favorably impacted by the lag effect of colder temperatures experienced in March 2014 versus March 2013. March 2014 was 12.1% colder than March 2013 and as a result, the volume delivered during the three months ended June 30, 2014, was greater than the three months ended June 30, 2013. We believe the impact of this lag effect is included in the table below under the caption “Other.” Due to various reasons, including the significant increase in the price per gallon of home heating oil and propane, we believe that our customers are adopting conservation measures to use less of such products. The impact of any such conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency and other volume variances not otherwise described, are also included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is as follows:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended June 30, 2013	42.7
Acquisitions	2.8
Impact of warmer temperatures	(2.3)
Net customer attrition	(0.9)
Other	4.8

Change	4.4

Volume - Three months ended June 30, 2014	47.1

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended June 30, 2014, compared to the three months ended June 30, 2013:

	Three Months Ended
Customers	June 30, 2014	June 30, 2013
Residential Variable	38.0%	39.7%
Residential Price-Protected	48.0%	46.9%
Commercial/Industrial/Other	14.0%	13.4%

Total	100.0%	100.0%

The Partnership has experienced a shift away from variable pricing plans to price-protected offerings as customers are seeking surety of price, which may impact our ability to expand our per gallon margins in the future.

Volume of other petroleum products increased by 12.2 million gallons, or 93.7%, to 25.3 million gallons for the three months ended June 30, 2014, compared to 13.1 million gallons for the three months ended June 30, 2013, largely due to the additional volume from the Griffith acquisition.

Product Sales

For the three months ended June 30, 2014, product sales increased $58.8 million, or 28.2%, to $267.7 million, compared to $208.9 million for the three months ended June 30, 2013, due to an increase in total volume of 29.9%.

Installations and Service Sales

For the three months ended June 30, 2014, installations and service sales increased $5.1 million, or 9.6%, to $58.8 million, compared to $53.7 million for the three months ended June 30, 2013, as the additional revenue from acquisitions of $5.3 million was slightly reduced by a decline in the base business of $ 0.2 million largely due to an adjustment from prior periods of $0.6 million.

Cost of Product

For the three months ended June 30, 2014, cost of product increased $52.3 million, or 32.0%, to $215.8 million, compared to $163.5 million for the three months ended June 30, 2013, largely due to an increase in total volume of 29.9%.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended June 30, 2014, decreased by $0.0273 per gallon, or 2.8%, to $0.9507 per gallon, from $0.9780 per gallon during the three months ended June 30, 2013. However, the margins achieved during the three months ended June 30, 2014, exceeded management’s expectations by approximately $0.0300 per gallon and exceeded the margins achieved during the three months ended June 30, 2012 of $0.9196 by $0.0311 per gallon or an annual increase of 1.7%. The third quarter of the Partnership’s fiscal year is a non heating season quarter and thus the per gallon margins realized during this period are not as impactful on the Partnership’s annual results as the per gallon margins realized during the heating season, due to the low volume sold in the non heating season quarters.

	Three Months Ended
	June 30, 2014		June 30, 2013
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	47.1		42.7

Sales	$184.7	$3.9205	$166.6	$3.9019
Cost	$139.9	$2.9698	$124.8	$2.9239

Gross Profit	$44.8	$0.9507	$41.7	$0.9780

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	25.3		13.1

Sales	$83.0	$3.2821	$42.3	$3.2386
Cost	$75.9	$3.0020	$38.7	$2.9630

Gross Profit	$7.1	$0.2801	$3.6	$0.2756

Total Product	Amount (in millions)		Amount (in millions)
Sales	$267.7		$208.9
Cost	$215.8		$163.5

Gross Profit	$51.9		$45.3

For the three months ended June 30, 2014, total product gross profit increased by $ 6.6 million to $51.9 million, compared to $45.3 million for the three months ended June 30, 2013, as the impact of increases in home heating oil and propane volume ($4.3 million) and the additional gross profit from other petroleum products ($3.5 million) was partially offset by a decrease in home heating oil and propane margins ($1.2 million). The increase in gross profit from other petroleum products was largely due to the additional volume from the Griffith acquisition.

Cost of Installations and Service

For the three months ended June 30, 2014, cost of installations and service increased by $5.9 million, or 13.4%, to $50.0 million, compared to $44.1 million for the three months ended June 30, 2013, reflecting a $4.7 million increase related to acquisitions and a $1.2 million increase in the base business. During the three month ended June 30, 2014, the Partnership continued to expand its propane operations and as a result, propane service costs increased by $0.3 million. This increase was largely due to labor and sundry costs related to installing new propane tanks at customer’s homes as well as training and start-up costs associated with the expansion of this initiative.

Total installation costs for the three months ended June 30, 2014, increased by $ 1.8 million, or 11.3%, to $17.5 million, compared to $15.7 million for the three months ended June 30, 2013, due to a slight increase in the base business of $0.3 million and an increase from acquisitions of $1.5 million. Installation costs as a percentage of installation sales for the three months ended June 30, 2014, and the three months ended June 30, 2013, were 83.2% and 84.6%, respectively. Service expenses increased to $32.5 million for the three months ended June 30, 2014, or 86.0% of service sales, versus $28.4 million, or 80.9% of service sales, for the three months ended June 30, 2013. We experienced a combined gross profit from service and installation of $8.8 million for the three months ended June 30, 2014, or $0.7 million less than the amount realized of $9.6 million for the three months ended June 30, 2013. While acquisitions provided an increase in service and installation profitability of $0.6 million, this was more than offset by the increase in start-up propane service expenses of $0.3 million and the reduction in installation revenue related to prior periods of $0.6 million. Management views the service and installation department on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended June 30, 2014, the change in the fair value of derivative instruments resulted in a $3.3 million credit due to the expiration of certain hedged positions (a $1.6 million credit) and an increase in market value for unexpired hedges (a $1.7 million credit).

During the three months ended June 30, 2013, the change in the fair value of derivative instruments resulted in a $1.9 million charge due to the expiration of certain hedged positions (a $1.5 million credit) and a decrease in the market value for unexpired hedges (a $3.4 million charge).

Delivery and Branch Expenses

For the three months ended June 30, 2014, delivery and branch expenses increased $12.5 million, or 23.3%, to $66.3 million, compared to $53.8 million for the three months ended June 30, 2013, due to higher delivery and branch expenses of $8.2 million from the Griffith acquisition and an increase in bad debt expense of $2.5 million. The latter was related to the higher level of sales in fiscal 2014 in the base business versus fiscal 2013 and the typical payment patterns of customers during the months following the heating season. In addition, during the three months ended June 30, 2014, the Partnership recorded a $1.7 million charge to correct understatements of certain sales and petroleum taxes and related penalties that, while previously contested, all pertained to years prior to fiscal 2014 and should have been recorded in prior periods. Of the $1.7 million, $1.0 million is related to fiscal years 2002 to 2010.

On a cents per gallon basis, delivery and branch expenses for the three months ended June 30, 2014, decreased by $0.0588, or 5.9%, to $0.9363, compared to $0.9951 for the three months ended June 30, 2013, as certain fixed operating expenses were spread over a larger volume base in the latest three months.

Depreciation and Amortization

For the three months ended June 30, 2014, depreciation and amortization expense increased by $ 1.4 million, or 33.1%, to $5.8 million, compared to $4.3 million for the three months ended June 30, 2013. This increase was largely due to the Griffith acquisition.

General and Administrative Expenses

For the three months ended June 30, 2014, general and administrative expenses increased $0.6 million, to $5.1 million, from $4.6 million for the three months ended June 30, 2013, partly due to an increase in profit sharing expense of $0.2 million.

The Partnership accrues approximately 6% of Adjusted EBITDA as defined in the profit sharing plan for distribution to its employees, and this amount is payable when the Partnership achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with fluctuations in Adjusted EBITDA.

Finance Charge Income

For the three months ended June 30, 2014, finance charge income increased by $0.8 million to $2.5 million compared to $1.7 million for the three months ended June 30, 2013. This increase was due to acquisition related finance charge income of $0.3 million and an increase in past due accounts receivable balances.

Interest Expense, Net

For the three months ended June 30, 2014, interest expense increased $1.9 million, or 53.5%, to $5.4 million compared to $3.5 million for the three months ended June 30, 2013. An increase in average working capital borrowings of $83.2 million offset by a 1.9% decline in short-term borrowing rates from 4.3% to 2.4% resulted in an increase in interest expense of $0.4 million. In addition, the Partnership recorded a $1.4 million charge to correct understatements arising from certain sales and petroleum tax audits that were previously contested, of which $1.2 million was for years prior to fiscal 2014.

Amortization of Debt Issuance Costs

For the three months ended June 30, 2014, amortization of debt issuance costs was unchanged at $0.4 million compared to the three months ended June 30, 2013.

Income Tax Benefit

For the three months ended June 30, 2014, income tax benefit increased by $2.7 million to $7.0 million from $4.4 million when compared to the three months ended June 30, 2013. The Partnership’s effective income tax rate was 42.3% for the three months ended June 30, 2014, compared to 36.5% for the three months ended June 30, 2013. The increase in the effective tax rate, which increased the Partnership’s tax benefit, was largely due to a non-recurring benefit of $0.5 million related to deferred state taxes recorded in the quarter ending June 30, 2014.

Net Loss

For the three months ended June 30, 2014, net loss increased $2.0 million to $9.6 million, from $7.6 million for the three months ended June 30, 2013, due to an increase in the pretax loss of $4.7 million.

Adjusted EBITDA

For the three months ended June 30, 2014, the Adjusted EBITDA loss increased by $6.6 million to $ 8.3 million as the increase in volume in the base business was reduced by a return to home heating oil and propane margins more in line with those realized in the third quarter of fiscal 2012 rather than the margins realized during the three months ended June 30, 2013 ($1.3 million), an expected increase in bad debt expense of $2.5 million in the base business largely due to fiscal 2014 weather related sales increases and the typical payment patterns of customers during the months subsequent to the completion of the heating season, an increase in service expenses of $ 0.3 million relating to the Partnership’s propane expansion initiative, and adjustments to service and installation sales and delivery and branch expenses aggregating $2.3 million, of which $1.7 million was to correct understatements of certain sales and petroleum taxes and related penalties that, while previously contested, all pertained to years prior to fiscal 2014 and should have been recorded in prior periods. In addition, for the three months ended June 30, 2014, the Griffith acquisition recorded an Adjusted EBITDA loss of $0.8 million which was in line with management’s expectations.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended June 30,
(in thousands)	2014	2013

Net loss	$(9,592)	$(7,588)
Plus:
Income tax benefit	(7,026)	(4,364)
Amortization of debt issuance cost	394	415
Interest expense, net	5,427	3,536
Depreciation and amortization	5,760	4,328

EBITDA (i) (a)	(5,037)	(3,673)

(Increase) / decrease in the fair value of derivative instruments	(3,308)	1,910

Adjusted EBITDA (i) (a)	(8,345)	(1,763)

Add / (subtract)
Income tax benefit	7,026	4,364
Interest expense, net	(5,427)	(3,536)
Provision for losses on accounts receivable	4,384	1,611
Decrease in accounts receivables	161,737	136,636
(Increase) decrease in inventories	11,560	(7,334)
Increase in customer credit balances	8,837	9,670
Change in deferred taxes	861	(4,359)
Change in other operating assets and liabilities	(53,680)	(25,550)

Net cash provided by operating activities	$126,953	$109,739

Net cash used in investing activities	$(1,471)	$(1,551)

Net cash used in financing activities	$(131,322)	$(74,374)

(i)	Fiscal year 2013 operating income, EBITDA and Adjusted EBITDA have been revised to reflect the reclassification of finance charge income from interest expense, net.
(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

•	our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products, without regard to financing methods and capital structure; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

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

Nine Months Ended June 30, 2014

Compared to the Nine Months Ended June 30, 2013

Volume

For the nine months ended June 30, 2014, retail volume of home heating oil and propane increased by 34.5 million gallons, or 11.4%, to 338.7 million gallons, compared to 304.2 million gallons for the nine months ended June 30, 2013. For those locations where the Partnership had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the nine months ended June 30, 2014, were 9.2% colder than the nine months ended June 30, 2013, and 4.9% colder than normal, as reported by the National Oceanic and Atmospheric Administration (“NOAA”). For the twelve months ended June 30, 2014, net customer attrition for the base business was 1.7%. In addition, aside from the impact of colder weather, deliveries of home heating oil and propane were greater in the nine months ended June 30, 2014, than the nine months ended June 30, 2013, due to the impact of storm Sandy on deliveries in fiscal 2013. Certain of our customers were without power for several weeks subsequent to Sandy, which reduced their consumption during that period. The home heating oil and propane volume impact due to Sandy is included in the chart below under the heading “Other.” For various reasons, including the significant increase in the price per gallon of home heating oil and propane, we believe that our customers are adopting conservation measures to use less of such products. The impact of any such conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency and other volume variances not otherwise described, are also included in the chart under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is as follows:

(in millions of gallons)	Heating Oil and Propane
Volume - Nine months ended June 30, 2013	304.2
Acquisitions	8.1
Impact of colder temperatures	26.9
Net customer attrition	(8.1)
Other	7.6

Change	34.5

Volume - Nine months ended June 30, 2014	338.7

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013:

	Nine Months Ended
Customers	June 30, 2014	June 30, 2013
Residential Variable	40.0%	41.8%
Residential Price-Protected	45.9%	44.3%
Commercial/Industrial/Other	14.1%	13.9%

Total	100.0%	100.0%

The Partnership has experienced a shift away from variable pricing plans to price-protected plans as customers are seeking surety of price which may impact our per gallon margins in the future.

Volume of other petroleum products increased by 13.9 million gallons, or 30.3%, to 59.9 million gallons for the nine months ended June 30, 2014, compared to 46.0 million gallons for the nine months ended June 30, 2013, largely due to the additional volume from the Griffith acquisition of 16.2 million gallons, partially offset by a decline in the base business of 2.3 million gallons. In the prior year’s comparable period, the Partnership experienced an increase in motor fuel demand as a result of Sandy.

Product Sales

For the nine months ended June 30, 2014, product sales increased $174.8 million, or 12.5%, to $1.6 billion, compared to $1.4 billion for the nine months ended June 30, 2013, primarily due to an increase in total volume of 13.8%.

Installations and Service Sales

For the nine months ended June 30, 2014, installations and service sales increased $0.4 million, or 0.3%, to $168.3 million, compared to $167.9 million for the nine months ended June 30, 2013, as additional revenue of $7.3 million from acquisitions was nearly offset by a decrease in the base business of $6.9 million. In the prior year’s comparable period, installation and service billings were favorably impacted by Sandy-related demand.

Cost of Product

For the nine months ended June 30, 2014, cost of product increased $122.0 million, or 11.2%, to $1.2 billion, compared to $1.1 billion for the nine months ended June 30, 2013, largely due to an increase in total volume of 13.8%.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On this basis, home heating oil and propane margins for the nine months ended June 30, 2014, increased by $0.0477 per gallon, or 5.0%, to $1.0044 per gallon, from $0.9567 per gallon during the nine months ended June 30, 2013. Over the last four fiscal years, home heating oil and propane margins have increased by $0.0143 cents per gallon on average per year. The expansion of the Partnerships margins during the nine months June 30, 2014, was in excess of this historical average by $0.0365 cents per gallon. During this period, the Partnership was able to take advantage of certain market conditions which enabled it to expand margins further. In addition, numerous snow storms, which drove an increase in operating and service costs, necessitated an increase in selling prices to defray additional operating costs. Going forward, the Partnership cannot predict whether the per gallon margins achieved during the nine months ended June 30, 2014, are sustainable. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Nine Months Ended
	June 30, 2014		June 30, 2013
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	338.8		304.2

Sales	$1,370.1	$4.0446	$1,237.6	$4.0683
Cost	$1,029.9	$3.0402	$946.6	$3.1116

Gross Profit	$340.3	$1.0044	$291.0	$0.9567

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	59.9		46.0

Sales	$200.9	$3.3546	$158.7	$3.4521
Cost	$184.1	$3.0739	$145.4	$3.1624

Gross Profit	$16.8	$0.2808	$13.3	$0.2897

Total Product	Amount (in millions)		Amount (in millions)
Sales	$1,571.0		$1,396.3
Cost	$1,214.0		$1,091.9

Gross Profit	$357.1		$304.4

For the nine months ended June 30, 2014, total product gross profit increased by $52.7 million to $357.1 million, compared to $304.4 million for the nine months ended June 30, 2013, due to an increase in home heating oil and propane volume ($33.0 million), the impact of higher home heating oil and propane margins ($16.2 million) and the additional gross profit from other petroleum products ($3.5 million). The increase in gross profit from other petroleum products was largely due to the additional volume from the Griffith acquisition, reduced by a decline in the base business. In the prior year’s comparable period, the Partnership experienced an increase in motor fuel demand as a result of Sandy.

Cost of Installations and Service

For the nine months ended June 30, 2014, cost of installations and service increased by $3.8 million, or 2.5%, to $156.5 million, compared to $152.7 million for the nine months ended June 30, 2013, as a $6.6 million increase related to acquisitions was slightly offset by a $2.8 million reduction in our base business. While service costs rose in the base business due to the additional service costs associated with 9.2% colder temperatures as well as the Partnership’s continued expansion of its propane operations ($0.9 million), these increases were more than offset by lower service and installation costs versus the prior year’s comparable period included costs that were Sandy-related.

Installation costs for the nine months ended June 30, 2014, decreased by $2.6 million, or 4.7%, to $51.5 million, compared to $54.1 million in installation costs for the nine months ended June 30, 2013, as a decline in the base business of $4.7 million was only partially reduced by an increase from acquisitions of $2.1 million. Installation costs as a percentage of installation sales for the nine months ended June 30, 2014, and the nine months ended June 30, 2013, were 84.6% and 84.2%, respectively. Service expenses increased to $104.9 million for the nine months ended June 30, 2014, or 97.7% of service sales, versus $98.5 million, or 95.1% of service sales, for the nine months ended June 30, 2013. We achieved a combined profit from service and installation of $11.8 million for the nine months ended June 30, 2014, or $3.4 million less than a combined profit of $15.2 million for the nine months ended June 30, 2013. While Griffith provided $0.7 million of gross profit from service and installation activities, the decline in the base business was largely due to lower service and installation work versus the prior year which benefited from Sandy, an increase in service costs resulting from colder temperatures and $0.9 million of additional costs associated with the Partnership’s propane initiative. Management views the service and installation department on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the nine months ended June 30, 2014, the change in the fair value of derivative instruments resulted in a $4.7 million credit due to the expiration of certain hedged positions (a $5.8 million credit) and a decrease in market value for unexpired hedges (a $1.1 million charge).

During the nine months ended June 30, 2013, the change in the fair value of derivative instruments resulted in a $6.4 million charge due to the expiration of certain hedged positions (a $1.0 million charge) and a decrease in the market value for unexpired hedges (a $5.4 million charge).

Delivery and Branch Expenses

For the nine months ended June 30, 2014, delivery and branch expense increased $21.7 million, or 10.5%, to $227.2 million, compared to $205.5 million for the nine months ended June 30, 2013, due to the increase in total volume sold of 13.8%, including acquisitions, higher sales and marketing expenses of $1.8 million related to improved net customer attrition and an increase in the reserve for bad debts of $1.0 million tied to the increase in sales. In addition, during the nine months ended June 30, 2014, the Partnership recorded a $1.7 million charge to correct understatements of certain sales and petroleum taxes and related penalties that, while previously contested, all pertained to years prior to fiscal 2014 and should have been recorded in prior periods, including $1.0 million related to fiscal years 2002 through 2010.

On a cents per gallon basis, delivery and branch expenses for the nine months ended June 30, 2014, decreased $0.0190, or 3.1%, to $0.5874, compared to $0.6064 for the nine months ended June 30, 2013, as certain fixed operating expenses were spread over a larger volume base in the current period.

Depreciation and Amortization

For the nine months ended June 30, 2014, depreciation and amortization expenses increased by $2.0 million, or 15.6%, to $15.0 million, compared to $13.0 million for the nine months ended June 30, 2013, largely due to the Griffith acquisition.

General and Administrative Expenses

For the nine months ended June 30, 2014, general and administrative expenses increased $3.2 million, or 23.1%, to $17.0 million, from $13.8 million for the nine months ended June 30, 2013, primarily due to an increase in profit sharing expense of $1.4 million, higher acquisition- related expenses of $0.6 million largely due to the Griffith acquisition and an increase in legal and professional fees of $0.5 million.

The Partnership accrues approximately 6% of Adjusted EBITDA as defined in the profit sharing plan for distribution to its employees, and this amount is payable when the Partnership achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with fluctuations in Adjusted EBITDA.

Finance Charge Income

For the nine months ended June 30, 2014, finance charge income increased $0.8 million to $5.7 million, compared to $4.9 million for the nine months ended June 30, 2013. This increase was due to acquisition related finance charge income of $0.4 million and an increase in past due account balances.

Interest Expense, Net

For the nine months ended June 30, 2014, interest expense increased $2.3 million, or 21.5%, to $13.3 million compared to the $11.0 million for the nine months ended June 30, 2013. An increase in average working capital borrowings of $60.7 million was reduced by a 1.2% decline in short-term borrowing rates from 3.8% to 2.6%. In addition, the Partnership recorded a $1.2 million charge to correct understatements arising from certain sales and petroleum tax audits that were previously contested.

Amortization of Debt Issuance Costs

For the nine months ended June 30, 2014, amortization of debt issuance costs decreased by $0.1 million to $1.2 million, compared to $1.3 million for the nine months ended June 30, 2013.

Income Tax Expense

For the nine months ended June 30, 2014, income tax expense increased by $13.9 million to $43.6 million from $29.7 million for the nine months ended June 30, 2013, due to an increase in pretax income of $32.0 million.

Net Income

For the nine months ended June 30, 2014, net income increased $18.1 million to $61.9 million, from $43.8 million for the nine months ended June 30, 2013, as the increase in pretax income of $32.0 million was greater than the increase in income tax expense of $13.9 million.

Adjusted EBITDA

For the nine months ended June 30, 2014, Adjusted EBITDA increased by $25.2 million, or 23.9%, to $130.4 million as the impact of the increase in home heating oil and propane volume primarily due to 9.2% colder temperatures, higher home heating oil and propane per gallon margins and $3.2 million in Adjusted EBITDA generated by acquisitions, including $2.4 million from Griffith, more than offset the favorable impact in the prior year’s period of storm Sandy on motor fuel sales and service and installation revenue, higher operating and service costs largely attributable to the colder temperatures and the numerous snow storms during the nine months ended June 30, 2014, and an increase in bad debt expense driven largely by the severe winter weather during fiscal 2014. Other negative impacts of $3.4 million on Adjusted EBITDA during the nine months ended June 30, 2014, included $0.8 million of higher service and installation costs attributable to propane growth, $0.6 million of acquisition related legal and professional expenses tied to the Griffith acquisition, and adjustments to service and installation sales and delivery and branch expenses of $2.0 million, of which $1.7 million was to correct understatements of certain sales and petroleum taxes and related penalties that, while previously contested, all pertained to years prior to fiscal 2014 and should have been recorded in prior periods.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Nine Months Ended June 30,
(in thousands)	2014	2013

Net income	$61,912	$43,843
Plus:
Income tax expense	43,602	29,670
Amortization of debt issuance cost	1,205	1,325
Interest expense, net	13,324	10,967
Depreciation and amortization	15,036	13,007

EBITDA (i) (a)	135,079	98,812

(Increase) / decrease in the fair value of derivative instruments	(4,661)	6,428

Adjusted EBITDA (i) (a)	130,418	105,240

Add / (subtract)
Income tax expense	(43,602)	(29,670)
Interest expense, net	(13,324)	(10,967)
Provision for losses on accounts receivable	8,862	7,814
Increase in accounts receivables	(78,276)	(71,929)
Decrease (increase) in inventories	24,706	(1,585)
Decrease in customer credit balances	(43,588)	(52,719)
Change in deferred taxes	9,051	4,292
Change in other operating assets and liabilities	11,006	17,894

Net cash provided by (used in) operating activities	$5,253	$(31,630)

Net cash used in investing activities	$(104,321)	$(3,644)

Net cash provided by (used in) financing activities	$21,126	$(28,435)

(i)	Fiscal year 2013 operating income, EBITDA and Adjusted EBITDA have been revised to reflect the reclassification of finance charge income from interest expense, net.
(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

•	our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products, without regard to financing methods and capital structure; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

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

For the nine months ended June 30, 2014, cash provided by operating activities was $5.3 million, or $36.9 million greater than cash used in operating activities for the nine months ended June 30, 2013, of $31.6 million. Cash generated from operations in fiscal 2014 increased by $14.7 million largely due to the impact of colder weather, and cash used to finance accounts receivable, including customers on our budget payment plans, decreased by $2.8 million. As of June 30, 2014 (excluding the recently completed Griffith acquisition), days sales outstanding were 64.0 days compared to 56.1 days as of June 30, 2013, and 48.4 days as of June 30, 2012. The driver of the increase in days sales outstanding largely relates to amounts due from customers on a budget plan, where volumes exceeded the expectations used to determine the monthly budget payments. In addition, to take advantage of market conditions at September 30, 2013, the Partnership had increased inventory quantities by the beginning of fiscal 2014 to a much greater extent than by the beginning of fiscal 2013. As a result, cash used to finance inventory purchases was $26.3 million less during the nine months ended June 30, 2014, than the nine months ended June 30, 2013. The timing of certain accruals and payments, including income taxes, insurance and amounts due under the Partnership’s profit sharing plan also provided $6.9 million more cash for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013.

Investing Activities

Our capital expenditures for the nine months ended June 30, 2014, totaled $6.5 million, as we invested in computer hardware and software ($1.3 million), refurbished certain physical plants ($1.2 million), expanded our propane operations ($2.4 million) and made additions to our fleet and other equipment ($1.6 million). We also completed the Griffith acquisition for $98.7 million and allocated $52.4 million of the gross purchase price to intangible assets (including $8.0 million to goodwill), $17.5 million to fixed assets, $1.8 million to other long-term assets and $27.1 million to working capital, net of cash acquired of $4.2 million.

Our capital expenditures for the nine months ended June 30, 2013, totaled $3.1 million, as we invested in computer hardware and software ($0.7 million), refurbished certain physical plants ($0.5 million), expanded our propane operations ($1.4 million) and made additions to our fleet and other equipment ($0.5 million). We also completed one acquisition for $0.6 million.

Financing Activities

During the nine months ended June 30, 2014, we borrowed $195.4 million under our revolving credit facility and repaid $155.9 million. We also paid distributions of $14.51 million to our Common Unit holders, $0.23 million to our General Partner unit holders (including $0.16 million of incentive distributions as provided in our Partnership Agreement) and repurchased 0.25 million units for $1.3 million in connection with our unit repurchase plan. We extended our bank facilities and paid $2.4 million in fees.

During the nine months ended June 30, 2013, we borrowed $111.5 million under our revolving credit facility and subsequently repaid $111.5 million. We also paid distributions of $14.3 million to our Common Unit holders, $0.2 million to our General Partner unit holders (including $0.1 million of incentive distributions as provided in our Partnership Agreement) and repurchased 3.0 million units for $13.9 million in connection with our unit repurchase plan.

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of June 30, 2014, ($7.1 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and repaid from subsequent seasonal reductions in inventory and accounts receivable. If we require additional capital and the markets are receptive, we may seek to offer and sell debt or equity securities in public or private offerings.

In January 2014 we entered into a second amended and restated asset-based revolving credit facility, which expires in June 2017 or in January 2019 if certain conditions have been met (see Note 9(c)), and which provides us with the ability to borrow up to $300 million ($450 million during the heating season from December through April of each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $100 million in letters of credit. We can increase the facility size by $100 million without the consent of the bank group. However, the bank group is not obligated to fund the $100 million increase. If the bank group elects not to fund the increase, we can add additional lenders to the group with the consent of the Agent which shall not be unreasonably withheld. Obligations under the revolving credit facility are guaranteed by us and our subsidiaries and secured by liens on substantially all of our assets, including accounts receivable, inventory, general intangibles, real property, fixtures and equipment. As of June 30, 2014, there were $39.5 million in borrowings under our revolving credit facility and $52.5 million in letters of credit outstanding, primarily for current and future insurance reserves.

Under the terms of the revolving credit facility, we must maintain at all times either Availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the facility size or a fixed charge coverage ratio of not less than 1.1, which is calculated based upon Adjusted EBITDA for the trailing twelve month period. As of June 30, 2014, Availability, as defined in the revolving credit facility agreement, was $120.9 million and the fixed charge coverage ratio for the twelve months ended June 30, 2014, was in excess of 1.1.

Maintenance capital expenditures for the remainder of fiscal 2014 are estimated to be approximately $1.5 to $2.0 million, excluding the capital requirements for leased fleet. In addition, we plan to invest an estimated $1.0 million in our propane operations. Distributions during the remainder of fiscal 2014 at the current quarterly level of $0.0875 per unit (subject to the Board’s quarterly determination of the amount of Available Cash), will aggregate approximately $5.1 million to Common Unit holders, $0.086 million to our General Partner (including $0.064 million of incentive distribution as provided in our Partnership Agreement) and $0.064 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. Based upon certain actuarial assumptions, we estimate that the Partnership will make cash contributions to its frozen defined benefit pension obligations totaling approximately $0.6 million for the remainder of fiscal 2014.

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

•	ASU No. 2014-09, Revenue from Contracts with Customers.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At June 30, 2014, we had outstanding borrowings totaling $164.5 million, of which approximately $39.5 million is subject to variable interest rates under our revolving credit facility. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on future cash flows would be a decrease of $0.2 million.

We also use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at June 30, 2014, the fair market value of these outstanding derivatives would increase by $28.2 million to a value of $28.7 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $15.8 million to a negative value of $(15.3) million.

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

The General Partner’s chief executive officer and its chief financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2014. Such chief executive officer and chief financial officer concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2014. Management reevaluated its previous conclusions on the effectiveness of our disclosure controls and procedures as of September 30, 2013, December 31, 2013, and March 31, 2014, and determined that the material weakness described below also existed as of that date. The Partnership is amending Item 9A of its Annual Report on Form 10-K for 2013, as well as Item 4 of its Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2014 to reflect the conclusion by management that there was a material weakness in internal control over financial reporting as of the end of the periods covered by these reports.

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

(b) Change in Internal Control over Financial Reporting.

Management has identified no changes in internal control during the three months ended June 30, 2014. In connection with our assessment of the effectiveness of internal control over financial reporting at our last assessment date, September 30, 2013, we identified the following deficiencies which constituted a material weakness in our internal control related to financial reporting:

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6.

Exhibits

(a)	Exhibits Included Within:

31.1	Certification of Chief Executive Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Star Gas Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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