Form 10-K
period 2014-09-30
STAR GAS PARTNERS LP
filed 2014-12-10
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-14129

STAR GAS PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	06-1437793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West Broad Street, Stamford, Connecticut	06902
(Address of principal executive office)	(Zip Code)

(203) 328-7310

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

☐ Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act (check one).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common units held by non-affiliates on March 31, 2014 was approximately $255,051,000. As of November 30, 2014, the registrant had 57,282,752 common units outstanding.

Documents Incorporated by Reference: None

STAR GAS PARTNERS, L.P.

2014 FORM 10-K ANNUAL REPORT

PART I

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on our financial performance, the price and supply of the products that we sell, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, general economic conditions and new technology. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the heading “Risk Factors” and “Business Strategy.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

ITEM 1.	BUSINESS

Structure

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil and propane distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat homes and buildings. Star Gas Partners is a Delaware limited partnership, which at November 30, 2014, had outstanding 57.3 million common partner units (NYSE: “SGU”) representing a 99.43% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing a 0.57% general partner interest in Star Gas Partners. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”).

The following chart depicts the ownership of the partnership as of November 30, 2014:

The Partnership is organized as follows:

•

Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•	Our operations are conducted through Petro Holdings, Inc., a Minnesota corporation that is a wholly owned subsidiary of Star Acquisitions, Inc., and its subsidiaries.

•

Star Gas Finance Company is our 100% owned subsidiary. Star Gas Finance Company serves as the co-issuer, jointly and severally with us, of our $125.0 million principal amount of 8.875% Senior Notes, which are due in December 2017, that we sometimes refer to in this Report as the notes or the senior notes. We are dependent on distributions, including inter-company dividends and interest payments, from our subsidiaries to service our debt obligations. The distributions from our subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations. (See Note 11 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings)

We file annual, quarterly, current and other reports and information with the Securities and Exchange Commission, or SEC. These filings can be viewed and downloaded from the Internet at the SEC’s website at www.sec.gov. In addition, these SEC filings are available at no cost as soon as reasonably practicable after the filing thereof on our website at www.star-gas.com/sec.cfm. These reports are also available to be read and copied at the SEC’s public reference room located at Judiciary Plaza, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of these filings and other information at the offices of the New York Stock Exchange located at 11 Wall Street, New York, New York 10005. Please note that any Internet addresses provided in this Annual Report on Form 10-K are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such Internet addresses is intended or deemed to be incorporated by reference herein.

Partnership Structure

The following chart summarizes our partnership structure as of September 30, 2014. Other than Star Gas Partners, L.P. all other entities in this structure are taxable as corporations for Federal and state income tax purposes.

Business Overview

We are a home heating oil and propane distributor and service provider that principally serves residential and commercial customers in the Northeast and Mid-Atlantic regions to heat their homes and buildings. As of September 30, 2014, we sold home heating oil and propane to approximately 444,000 full service residential and commercial customers. We believe we are the largest retail distributor of home heating oil in the United States, based upon sales volume with a market share in excess of 5.5%. We also sell home heating oil, gasoline and diesel fuel to approximately 68,000 customers on a delivery only basis. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our customer base. In addition, we provide ancillary home services, including home security and plumbing, to approximately 22,000 customers, many who are also existing home heating oil and propane customers. During fiscal 2014, total sales were comprised approximately 74% from sales of home heating oil and propane; 12% from the installation and repair of heating and air conditioning equipment and ancillary services; and 14% from the sale of other petroleum products. We provide home heating equipment repair service 24 hours a day, seven days a week, 52 weeks a year. These services are an integral part of our business, and are intended to maximize customer satisfaction and loyalty.

We conduct our business through an operating subsidiary, Petro Holdings, Inc., utilizing over 30 local brand names such as Petro Home Services, Burke Heat, Atlas Glen-mor, and Griffith Energy Services, Inc. to name a few.

We also offer several pricing alternatives to our residential home heating oil customers, including a variable price (market based) option and a price-protected option, the latter of which either sets the maximum price or a fixed price that a customer will pay. Users choose which plan they feel best suits them increasing customer satisfaction. Approximately 96% of our full service residential and commercial home heating oil customers automatically receive deliveries based on prevailing weather conditions. In addition, we offer a “smart pay” budget payment plan in which homeowners’ estimated annual billings are paid for in a series of equal monthly installments. We use derivative instruments as needed to mitigate our exposure to market risk associated with our price-protected offerings and the storing of our physical home heating oil inventory. Given our size, we are able to realize benefits of scale and provide consistent, strong customer service.

Currently, we have heating oil and/or propane customers in the following states, regions and counties:

Maine

York

New Hampshire

Hillsborough

Merrimack

Rockingham

Strafford

Vermont

Bennington

Massachusetts

Barnstable

Bristol

Essex

Hampden

Middlesex

Norfolk

Plymouth

Suffolk

Worcester

Rhode Island

Bristol

Kent

Newport

Providence

Washington

Connecticut

Fairfield

Hartford

Litchfield

Middlesex

New Haven

New London

Tolland

Windham

New York

Albany

Bronx

Columbia

Dutchess

Fulton

Greene

Kings

Montgomery

Nassau

New York

Orange

Putnam

Queens

Rensselaer

Richmond

Rockland

Saratoga

Schenectady

Schoharie

Suffolk

Sullivan

Ulster

Warren

Washington

Westchester

Delaware

Kent

New Castle

Sussex

Washington, D.C.

District of Columbia

New Jersey

Atlantic

Bergen

Burlington

Camden

Cumberland

Essex

Gloucester

Hudson

Hunterdon

Mercer

Middlesex

Monmouth

Morris

Ocean

Passaic

Salem

Somerset

Sussex

Union

Warren

Pennsylvania

Adams

Berks

Bucks

Chester

Cumberland

Dauphin

Delaware

Franklin

Fulton

Lancaster

Lebanon

Lehigh

Monroe

Montgomery

Northampton

Perry

Philadelphia

Schuylkill

York

Maryland

Anne Arundel

Baltimore

Calvert

Caroline

Carroll

Cecil

Charles

Dorchester

Frederick

Harford

Howard

Kent

Montgomery

Prince George’s

Queen Anne

St. Mary’s

Talbot

Washington

Virginia

Arlington

Clarke

Fairfax

Frederick

Fauquier

Loudoun

Prince William

Stafford

Warren

West Virginia

Berkeley

Jefferson

Morgan

North Carolina

Union

South Carolina

Bamberg

Calhoun

Chester

Dorchester

Fairfield

Kershaw

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

The retail home heating oil industry is mature, with total market demand expected to decline in the foreseeable future due in part to conversions to natural gas. Our customer losses to natural gas conversions for fiscal years 2014, 2013, 2012, 2011 and 2010 were 2.2%, 2.4%, 2.0%, 1.5% and 1.1% respectively. Therefore, our ability to maintain our business or grow within the industry is dependent on the acquisition of other retail distributors as well as the success of our marketing programs. Conversions to natural gas have increased and we believe this may continue as natural gas has become significantly less expensive than home heating oil on an equivalent BTU basis. In addition, the states of New York, Connecticut and Pennsylvania are seeking to encourage homeowners to expand the use of natural gas as a heating fuel through legislation and regulatory efforts.

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

Business Strategy

Our business strategy is to increase Adjusted EBITDA and cash flow by effectively managing operations while growing and retaining our customer base as a retail distributor of home heating oil and propane and provider of ancillary products and services. The key elements of this strategy include the following:

Pursue select acquisitions. Our senior management team has developed expertise in identifying acquisition opportunities and integrating acquired customers into our operations. We continue to focus on acquiring profitable companies within and outside our current footprint.

While we still actively pursue home heating oil only companies, we have found that modestly sized dual fuel (home heating oil and propane) companies are a niche for us and can help us grow our propane business more rapidly.

The focus for our acquisitions is both within our current footprint, where we can leverage our existing operating structure to reduce costs, as well as outside of such areas if the target company is of adequate size to sustain profitability as a stand-alone operation. We have used this strategy to expand into several states over the past five years.

Deliver superior customer service. We are dedicated to providing the best customer service in our industry to maximize customer satisfaction and retention. To engage our employees and enhance their ability to provide superior customer service and reduce gross customer losses, our employees are encouraged to go through customer service training, supplemented by ongoing monitoring and guidance from management.

Additionally, we have established a technical training committee to ensure that our field personnel are properly educated on the latest technology while operating in a safe and efficient manner.

Diversification of product and service offerings. In addition to expanding our propane operations, we continue to focus on expanding our suite of rationally related products and services in an effort to increase revenue and Adjusted EBITDA while improving retention of our existing home heating oil and propane customers. These offerings include, but are not limited to, the sales, service and installation of heating and air conditioning equipment, plumbing services, home security systems and standby home generators. In addition, we also repair and install natural gas heating systems. We place significant emphasis on growing a solid, credit-worthy customer base with a focus on recurring revenue in the form of annual service agreements.

Realizing we have historically been known primarily as a home heating oil provider, we are in the process of repositioning our larger brands to reflect a broader range of products and services and position us as a leading provider of such services within the markets where we operate.

The addition of these products and services gives us the ability to leverage our existing organizational structure and improve our sales penetration with current and potential customers, allowing us to retain our customers.

Geographic expansion

We utilize census-based demographic data as well as local field expertise to target areas contiguous to our geographic footprint for organic expansion in a strategic manner. We then operate in such areas using existing logistical resources and personnel, adding staff if required as the business demands.

We grow the business in a strategic fashion utilizing advertising and marketing initiatives to expand our presence while building an effective marketing database of prospects and customers.

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

Customer Attrition

We measure net customer attrition for our full service residential and commercial home heating oil and propane customers. Since fiscal 2011, we have included propane customers in this calculation as several of our acquisitions have included propane operations. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customers that are obtained through marketing efforts at newly acquired businesses are included in these calculations. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis. Gross customer losses are the result of a number of factors, including price competition, move outs, credit losses and conversions to natural gas. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Customer Attrition.)

Customers and Pricing

Our full service home heating oil customer base is comprised of 95% residential customers and 5% commercial customers. Our residential customer receives on average 160 gallons per delivery and our commercial accounts receive on average 320 gallons per delivery. Typically, we make four to six deliveries per customer per year. Currently, 96% of our full service residential and commercial home heating oil customers have their deliveries scheduled automatically and 4% of our home heating oil customer base call from time to time to schedule a delivery. Automatic deliveries are scheduled based on each customer’s historical consumption pattern and prevailing weather conditions. Our practice is to bill customers promptly after delivery. We also offer a balanced payment plan in which a customer’s estimated annual billings are paid for in a series of equal monthly payments. Approximately 37% of our residential home heating oil customers have selected this billing option.

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

	September 30,
	2014	2013	2012	2011	2010
Variable	53.5%	53.1%	54.7%	54.9%	55.8%
Ceiling	40.8%	42.3%	40.5%	41.5%	41.8%
Fixed	5.7%	4.6%	4.8%	3.6%	2.4%

	100.0%	100.0%	100.0%	100.0%	100.0%

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

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-10-05, Derivatives and Hedging, requires that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective, as defined under this guidance, changes in fair value are recognized in other comprehensive income until the forecasted hedged item is recognized in earnings. We have elected not to designate our derivative instruments as hedging instruments under this guidance, and as a result, the changes in fair value of the derivative instruments during the holding period are recognized in our statement of operations. Therefore, we experience volatility in earnings as outstanding derivative instruments are marked to market and non-cash gains and losses are recorded prior to the sale of the commodity to the customer. The volatility in any given period related to unrealized non-cash gains or losses on derivative instruments can be significant to our overall results. However, we ultimately expect those gains and losses to be offset by the cost of product when purchased. Depending on the risk being hedged, realized gains and losses are recorded in cost of product, cost of installations and services, or delivery and branch expenses.

Suppliers and Supply Arrangements

We purchase our product for delivery in either barge, pipeline, in place or truckload quantities, and as of September 30, 2014 had contracts with approximately 100 third-party terminals for the right to temporarily store petroleum products at their facilities. Home heating oil and propane purchases are made under supply contracts or on the spot market. We have entered into market price based contracts for approximately 87% of our expected retail home heating oil and propane requirements for the fiscal 2015 heating season. We also have market price based contracts for approximately 28% of our expected diesel and gasoline requirements for fiscal 2015.

During fiscal 2014, Global Companies LLC and NIC Holding Corp. provided approximately 17% and 11%, respectively, of our petroleum product purchases. No other single supplier provided more than 10% of our product supply during fiscal 2014. For fiscal 2015, we generally have supply contracts for similar quantities with Global Companies LLC and NIC Holding Corp. Supply contracts typically have terms of 6 to 12 months. All of the supply contracts provide for minimum quantities and in most cases do not establish in advance the price of home heating oil or propane. This price is based upon a published market index price at the time of delivery or pricing date plus an agreed upon differential. We believe that our policy of contracting for the majority of our anticipated supply needs with diverse and reliable sources will enable us to obtain sufficient product should unforeseen shortages develop in worldwide supplies.

Home Heating Oil Price Volatility

In recent years, the wholesale price of home heating oil has been extremely volatile, resulting in increased consumer sensitivity to heating costs and increased gross customer attrition. Like any other market commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces. The price of home heating oil is closely linked to the price refiners pay for crude oil, which is the principal cost component of home heating oil. The volatility in the wholesale cost of home heating oil, as measured by the New York Mercantile Exchange (“NYMEX”) price per gallon for the fiscal years ended September 30, 2010 through 2014, on a quarterly basis, is illustrated by the following chart:

	Fiscal 2014 (1) (2)		Fiscal 2013 (1)		Fiscal 2012		Fiscal 2011		Fiscal 2010
	Low	High	Low	High	Low	High	Low	High	Low	High
Quarter Ended
December 31	$2.84	$3.12	$2.90	$3.26	$2.72	$3.17	$2.19	$2.54	$1.78	$2.12
March 31	2.89	3.28	2.86	3.24	2.99	3.32	2.49	3.09	1.89	2.20
June 30	2.85	3.05	2.74	3.09	2.53	3.25	2.75	3.32	1.87	2.35
September 30	2.65	2.98	2.87	3.21	2.68	3.24	2.77	3.13	1.92	2.24

(1)	Beginning April 1, 2013, the NYMEX contract specifications were changed from high sulfur home heating oil to ultra low sulfur diesel.
(2)	As of November 30, 2014, the price per gallon for ultra low sulfur diesel was $2.23.

Acquisitions

Part of our business strategy is to pursue select acquisitions. During fiscal 2014, including the acquisition of Griffith Energy Services, Inc. (“Griffith”), the Partnership acquired three heating oil dealers with approximately 51,000 home heating oil and propane accounts for an aggregate purchase price of approximately $98.5 million. Of this total, $97.7 million pertained to the purchase price of Griffith, which was allocated $52.6 million to intangible assets, $17.3 million to fixed assets and $27.8 million to working capital (net of $4.2 million of cash acquired). The $0.8 million gross purchase price of our other two fiscal year 2014 acquisitions were allocated $1.1 million to intangible assets, $0.3 million to fixed assets and reduced by $0.6 million for working capital credits. Each acquired company’s operating results are included in the Partnership’s consolidated financial statements starting on its acquisition date. Customer lists, other intangibles and trade names are amortized on a straight-line basis over seven to twenty years.

During fiscal 2013, the Partnership acquired two heating oil dealers with approximately 2,000 home heating oil and propane accounts for an aggregate purchase price of approximately $1.4 million. The gross purchase price was allocated $1.3 million to intangible assets, $0.2 million to fixed assets and reduced by $0.1 million for working capital credits.

During fiscal 2012, the Partnership acquired seven heating oil and propane dealers with approximately 41,000 home heating oil and propane accounts for an aggregate purchase price of approximately $39.2 million. The gross purchase price was allocated $32.4 million to intangible assets, $8.0 million to fixed assets and reduced by $1.2 million for working capital credits.

Employees

As of September 30, 2014, we had 2,958 employees, of whom 823 were office, clerical and customer service personnel; 888 were equipment technicians; 479 were fuel delivery drivers and mechanics; 451 were management and 317 were employed in sales. Of these employees 1,182 are represented by 49 different collective bargaining agreements with local chapters of labor unions. Some of these unions have union administered pension plans that have significant unfunded liabilities, a portion of which could be assessed to us should we withdraw from these plans. The Partnership does not expect to withdraw from these plans. Depending on the demands of the 2015 heating season, we anticipate that we will augment our current staffing levels from the 457 employees on leave (309 of whom are represented by collective bargaining agreements with labor unions indicated earlier). We are currently involved in union negotiations with two local bargaining units which cover 19 employees. There currently are four collective bargaining agreements that are expired, covering approximately 27 employees, and 10 more collective bargaining agreements which come up for renewal in fiscal 2015, covering approximately 205 employees. We believe that our relations with both our union and non-union employees are generally satisfactory.

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

You should consider carefully the risk factors discussed below, as well as all other information, as an investment in the Partnership involves a high degree of risk. We are subject to certain risks and hazards due to the nature of the business activities we conduct. The risks discussed below, any of which could materially and adversely affect our business, financial condition, cash flows, and results of operations, could result in a partial or total loss of your investment, and are not the only risks we face. We may experience additional risks and uncertainties not currently known to us or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

Our operating results will be adversely affected if we continue to experience significant net attrition in our home heating oil and propane customer base.

The following table depicts our gross customer gains, gross customer losses and net customer attrition from fiscal year 2010 to fiscal year 2014. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customers that are obtained through marketing efforts at newly acquired businesses are included in these calculations. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis. Starting October 1, 2010, we have included propane customers in this calculation as several of our acquisitions since such date have included propane operations.

	Fiscal Year Ended September 30,
	2014	2013	2012	2011	2010 (a)
Gross customer gains	16.0%	14.8%	13.4%	13.2%	11.6%
Gross customer losses	16.9%	18.1%	18.3%	16.7%	16.6%

Net attrition	(0.9%)	(3.3%)	(4.9%)	(3.5%)	(5.0%)

(a)	Prior to fiscal 2011, we measured only home heating oil net customer attrition.

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

The following table depicts our customer losses to natural gas conversions from fiscal year 2010 to fiscal year 2014. Conversions to natural gas have increased and we believe this may continue as natural gas has become significantly less expensive than home heating oil on an equivalent BTU basis. In addition, the states of New York, Connecticut and Pennsylvania are seeking to encourage homeowners to expand the use of natural gas as a heating fuel through legislation and regulatory efforts.

	Fiscal Year Ended September 30,
	2014	2013	2012	2011	2010
Customer losses to natural gas conversion	(2.2)%	(2.4)%	(2.0)%	(1.5)%	(1.1)%

In addition to our direct customer losses to natural gas competition, any conversion to natural gas by a heating oil or propane consumer in our geographic footprint reduces the pool of available customers from which we can gain new customers, and could have a material adverse effect on our business, operating results and financial condition.

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

While our hedging policies are designed to minimize commodity risk, some degree of exposure to unforeseen fluctuations in market conditions remains. For example, we change our hedged position daily in response to movements in our inventory. Any difference between the estimated future sales from inventory and actual sales will create a mismatch between the amount of inventory and the hedges against that inventory, and thus change the commodity risk position that we are trying to maintain. Also, significant increases in the costs of the products we sell can materially increase our costs to carry inventory. We use our credit facility as our primary source of financing to carry inventory and may be limited on the amounts we can borrow to carry inventory. Basis risk describes the inherent market price risk created when a commodity of certain grade or location is purchased, sold or exchanged as compared to a purchase, sale or exchange of a like commodity at a different time or place. Transportation costs and timing differentials are components of basis risk. For example, we use the NYMEX to hedge our commodity risk with respect to pricing of energy products traded on the NYMEX. Physical deliveries under NYMEX contracts are made in New York Harbor. To the extent we take deliveries in other ports, such as Boston Harbor, we may have basis risk. In a backward market (when prices for future deliveries are lower than current prices), basis risk is created with respect to timing. In these instances, physical inventory generally loses value as basis declines over time. Basis risk cannot be entirely eliminated, and basis exposure, particularly in backward or other adverse market conditions, can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

We monitor processes and procedures to prevent unauthorized trading and to maintain substantial balance between purchases and sales or future delivery obligations. We can provide no assurance, however, that these steps will detect and/or prevent all violations of such risk management policies and procedures, particularly if deception or other intentional misconduct is involved.

Since weather conditions may adversely affect the demand for home heating oil and propane, our business, operating results and financial condition are vulnerable to warm winters.

Weather conditions in the Northeast and Mid-Atlantic regions in which we operate have a significant impact on the demand for home heating oil and propane because our customers depend on this product principally for space heating purposes. As a result, weather conditions may materially adversely impact our business, operating results and financial condition. During the peak-heating season of October through March, sales of home heating oil and propane historically have represented approximately 80% of our annual oil volume. Actual weather conditions can vary substantially from year to year or from month to month, significantly affecting our financial performance. Warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized and, consequently, our results of operations. In fiscal years 2012 and 2002 temperatures were significantly warmer than normal for the areas in which we sell our products, which adversely affected the amount of net income, EBITDA and Adjusted EBITDA that we generated during these periods.

To partially mitigate the adverse effect of warm weather on cash flows, we have used weather hedge contracts for a number of years. In general, such weather hedge contracts provide that we are entitled to receive a specific payment per heating degree-day shortfall, when the total number of heating degree-days in the hedge period is less than approximately 92.5% of the ten year average (the “Payment Threshold”). The hedge generally covers the period from November 1, through March 31, of a fiscal year taken as a whole, and has a maximum payout amount. Temperatures in fiscal year 2012, taken as a whole met the Payment Threshold, and the heating degree-day shortfall during this period resulted in our receiving the full $12.5 million payout, which was recorded as a reduction of expenses in the line item delivery and branch expenses in the statements of operations.

For fiscal years 2015, 2016 and 2017 we have a weather hedge contract with subsidiaries of Swiss Re under which we are entitled to receive a payment of $35,000 per heating degree-day shortfall, when the total number of heating degree-days in the hedge period is less than approximately 92.5% of the ten year average, the Payment Threshold. The hedge covers the period from November 1, through March 31, taken as a whole, for each respective fiscal year, and has a maximum payout of $12.5 million for each respective fiscal year. However, there can be no assurance that such weather hedge contract would fully or substantially offset the adverse effects of warmer weather on our business and operating results during such period.

The increased costs of employer-sponsored health insurance premiums and incremental costs due to the Affordable Healthcare Act could materially and adversely affect the Company’s financial condition, results of operations, cash flows and ability to hire and retain employees.

In March 2010, the United States federal government enacted comprehensive health care reform legislation, which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new fees on health insurers, self-insured companies, and health care benefits. The legislation imposes implementation effective dates that began in 2010 and extend through 2020 with many of the changes requiring additional guidance and regulations from federal agencies. Possible adverse effects could include increased costs, exposure to expanded liability, and requirements for us to revise the ways in which healthcare and other benefits are provided to employees. Such future higher costs could have a material adverse effect on our financial condition, results of operations, and cash flows. Attempts to pass all the increased costs through to our customers could result in higher attrition. Mitigating those costs through reducing benefits to employees could impair our ability to hire and/or retain employees, as other potential employers may be able to either absorb the higher costs or be able to pass more of the increase through to their customers than we may be able to.

Our obligation to fund multi-employer pension plans to which we contribute may have an adverse impact on us.

We participate in a number of trustee-managed multi-employer pension plans for employees covered under collective bargaining agreements. Several factors could cause us to make significantly higher future contributions to these plans, including unfavorable investment performance, insolvency of participating employers, changes in demographics and increased benefits to participants. Some of these unions have union administered pension plans that have significant unfunded liabilities, a portion of which could be assessed to us should we withdraw from these plans, there be a mass withdrawal from these plans, or the plans become insolvent or otherwise terminate. While we currently have no intention of withdrawing from a plan and unfunded pension obligations have not significantly affected our operations in the past, there can be no assurance that we will not be required to make material cash contributions to one or more of these plans to satisfy certain underfunded benefit obligations in the future. Any termination of a multi-employer plan, or mass withdrawal or insolvency of contributing employers, could require us to contribute an amount under a plan of rehabilitation or surcharge assessment that would have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

We rely on the continued solvency of our derivatives, insurance and weather hedge counterparties.

If counterparties to the derivative instruments that we use to hedge the cost of home heating oil sold to price-protected customers, physical inventory and our vehicle fuel costs were to fail, our liquidity, operating results and financial condition could be materially adversely impacted, as we would be obligated to fulfill our operational requirement of purchasing, storing and selling home heating oil and vehicle fuel, while losing the mitigating benefits of economic hedges with a failed counterparty. If one of our insurance carriers were to fail, our liquidity, results of operations and financial condition could be materially adversely impacted, as we would have to fund any catastrophic loss. If our weather hedge counterparty were to fail, we would lose the protection of our weather hedge contract. Currently, we have outstanding derivative instruments with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Regions Financial Corporation, Societe Generale, and Wells Fargo Bank, N.A. Our primary insurance carriers are American International Group and Federated Mutual Insurance Company, and our weather hedge counterparties are subsidiaries of Swiss Re.

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

At September 30, 2014, we had outstanding $125.0 million of senior notes due 2017 (the “notes”), zero borrowed under our revolving credit facility, which expires in January 2019 (if the Partnership has met the conditions of the facility termination date as defined in the agreement), $52.8 million of letters of credit issued, $14.9 million of hedge positions secured, and availability of $149.6 million under such revolving credit facility. During the last three fiscal years we have utilized as much as $253.8 million of our revolving credit facility in borrowings, letters of credit and hedging reserve. Our substantial indebtedness and other financial obligations could:

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

Increases in wholesale product costs may have adverse effects on our business, financial condition and results of operations.

Increases in wholesale product costs may have adverse effects on our business, financial condition and results of operations, including the following:

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

Our business requires a significant amount of working capital to finance accounts receivable and inventory during the heating season. Under our revolving credit facility, we may borrow up to $300 million, which increases to $450 million during the peak winter months from December through April of each fiscal year. We are obligated to meet certain financial covenants under the revolving credit facility, including the requirement to maintain at all times either excess availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the revolving credit commitment then in effect or a fixed charge coverage ratio (as defined in the revolving credit facility agreement) of not less than 1.1.

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

We purchase synthetic call options and forward swaps with members of our lending group to manage market risk associated with our commitments to our customers, our physical inventory and fuel we use for our vehicles. These institutions have not required an initial cash margin deposit or any mark to market maintenance margin for these derivatives. Any mark to market exposure is reserved against our borrowing base and can thus reduce the amount available to us under our revolving credit facility. The highest mark to market reserve against our borrowing base for these derivative instruments with our lending group was $14.9 million, $13.8 million, and $16.1 million, during fiscal years 2014, 2013, and 2012, respectively.

We also purchase call options to hedge the price of the products to be sold to our price-protected customers which usually require us to pay an upfront cash payment. This reduces our liquidity, as we must pay for the option before any sales are made to the customer. We also purchase synthetic call options which require us to pay for these options as they expire.

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

At December 31, 2014, we expect to have approximately 40 million gallons of purchase commitments and physical inventory shorted with a futures contract or swap. If the wholesale price of heating oil increased $1.00 per gallon, our near term liquidity in December would be reduced by $40 million.

At September 30, 2014, we had approximately 142,000 customers, or 37% of our residential customer base, on the balanced payment plan. Volatility in wholesale prices could reduce our liquidity if we failed to recalculate the balanced payments on a timely basis or if customers resist higher balanced payments. These customers could possibly owe us more in the future than we had budgeted. Generally, customer credit balances are at their low point after the end of the heating season and at their peak prior to the beginning of the heating season.

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

When the wholesale price of home heating oil declines significantly after a customer enters into a price protection arrangement, some customers attempt to renegotiate their arrangement in order to enter into a lower cost pricing plan with us or terminate their arrangement and switch to a competitor. As a result of significant decreases in the price of home heating oil following the summer of 2008, many price-protected customers attempted to renegotiate their agreements with us in fiscal 2009. It is our policy to bill a termination fee when customers terminate their arrangement with us. We believe that approximately 10,000 customers terminated their relationship with us as a result of being billed the termination fee in fiscal 2009.

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

In providing services to our customers, our operations are subject to operational hazards such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures and other events beyond our control. If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations.

As we self-insure workers’ compensation, automobile and general liability claims up to pre-established limits, we establish reserves based upon expectations as to what our ultimate liability will be for claims based on our historical developmental factors. We evaluate on an annual basis the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2014, we had approximately $57.3 million of net insurance reserves and had issued $48.4 million in letters of credit for current and future claims. The ultimate settlement of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material effect on our results of operations.

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

In addition, our financial condition, results of operations and ability to pay distributions to our unitholders may be negatively impacted by significant changes in federal and state tax law. For example, an increase in federal and state income tax rates will reduce the amount of cash to pay distributions.

There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of emissions of greenhouse gases (“GHG”), in particular from the combustion of fossil fuels. Federal, regional and state regulatory authorities in many jurisdictions have begun taking steps to regulate GHG emissions. In June 2014, the United States Environmental Protection Agency (“EPA”) issued its “Clean Power Plan” for regulation of GHG emissions. Under the Clean Power Plan, the EPA will set state-specific goals for GHG emissions reductions, leaving the states with flexibility to determine how to achieve such goals. While it is too early to predict how the states where we operate or from which we obtain our products will elect to control GHG emissions, it is likely that any regulatory program that caps emissions or imposes a carbon tax will increase costs for us and our customers, which could lead to increased conservation or customers seeking lower cost alternatives. However, we cannot yet estimate the compliance costs or business impact of potential national, regional or state greenhouse gas emissions reduction legislation, regulations or initiatives, since many such programs and proposals are still in development.

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

The impact of hurricanes and other natural disasters could cause disruptions in supply and could also reduce the demand for the products that we sell, which would have a material adverse effect on our business, financial condition and results of operations.

Hurricanes and other natural disasters may cause disruptions in the supply chains for the products that we sell. Disruptions in supply could have a material adverse effect on our business, financial condition and results of operations, causing an increase in wholesale prices and a decrease in supply. Hurricanes and other natural disasters could also cause disruptions in the power grid, which could prevent our customers from operating their home heating oil systems, thereby reducing our sales. For example, on October 29, 2012, storm Sandy made landfall in our service area, resulting in widespread power outages that affected a number of our customers. Deliveries of home heating oil and propane were less than expected for certain of our customers who were without power for several weeks subsequent to storm Sandy.

Our operations depend on the use of information technology (“IT”) systems that could be the target of cyber-attack.

Our systems and networks, as well as those of our customers, vendors, banks, and counterparties, may become the target of cyber-attacks or information security breaches, which in turn could result in the unauthorized release and misuse of confidential or proprietary information as well as disrupt our operations or damage our facilities or those of third parties, which could have a material adverse effect on our revenues and increase our operating and capital costs, which could reduce the amount of cash otherwise available for distribution. We may be required to incur additional costs to modify or enhance our systems or in order to try to prevent or remediate any such attacks.

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

•	Unitholders are deemed to have consented to some actions and conflicts of interest that might otherwise be deemed a breach of fiduciary or other duties under applicable state law.

•	The general partner is allowed to take into account the interests of parties in addition to the Partnership in resolving conflicts of interest, thereby limiting its fiduciary duty to the unitholders.

•	The general partner determines whether to issue additional units or other of our securities.

•	The general partner determines which costs are reimbursable by us.

•

The general partner is not restricted from causing us to pay the general partner or its affiliates for any services rendered on terms that are fair and reasonable to us or entering into additional contractual arrangements with any of these entities on our behalf.

We identified a material weakness in our internal control over financial reporting at our last assessment date.

In connection with our assessment of the effectiveness of internal control over financial reporting at our last assessment date, September 30, 2013, we identified certain deficiencies related to the recognition and measurement of certain state sales and petroleum tax assessments and the ineffective operation of certain account reconciliation controls. These control deficiencies did not result in a material misstatement to our consolidated financial statements. However, they could have resulted in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected, and therefore constituted a material weakness in our internal control related to financial reporting.

Management of the Company implemented several processes to remediate the material weakness in the Company’s internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures including:

•	Appointment of an experienced zone controller to replace the prior zone controller of the accounting region in which the material weakness occurred.

•	Additional controls surrounding the collection, recording and remittance of non-income related taxes.

•	Reinforcement of management’s certification process to emphasize senior manager’s accountability for, and commitment to maintaining an ethical environment.

•	Code of Conduct and Ethics trainings with all accounting and financial reporting personnel.

We have determined as of September 30, 2014 that the remediation controls discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable us to conclude that the material weakness has been remediated.

For further detail regarding these deficiencies and our remediation efforts to address the material weakness, see Item 9 A. Controls and Procedures.

A substantial portion of our workforce is unionized, and we may face labor actions that could disrupt our operations or lead to higher labor costs and adversely affect our business.

As of September 30, 2014, approximately 40% of our employees were covered under 49 different collective bargaining agreements. As a result, we are usually involved in union negotiations with several local bargaining units at any given time. There can be no assurance that we will be able to negotiate the terms of any expired or expiring agreement on terms satisfactory to us. Although we consider our relations with our employees to be generally satisfactory, we may experience strikes, work stoppages or slowdowns in the future. If our unionized workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition. Moreover, our non-union employees may become subject to labor organizing efforts. If any of our current non-union facilities were to unionize, we could incur increased risk of work stoppages and potentially higher labor costs.

Cash distributions (if any) are not guaranteed and may fluctuate with performance and reserve requirements.

Distributions of available cash by us to unitholders will depend on the amount of cash generated, and distributions may fluctuate based on our performance. The actual amount of cash that is available will depend upon numerous factors, including:

•	profitability of operations,

•	required principal and interest payments on debt or debt prepayments,

•	debt covenants, including minimum availability requirements,

•	margin account requirements,

•	cost of acquisitions,

•	issuance of debt and equity securities,

•	fluctuations in working capital,

•	capital expenditures,

•	units repurchased,

•	adjustments in reserves,

•	prevailing economic conditions,

•	financial, business and other factors,

•	increased pension funding requirements,

•	the amount of our net operating loss carry forwards (as subject to any Section 382 limitation and utilization), and

•	the amount of cash taxes we have to pay in Federal, State and local corporate income and franchise taxes.

Our operations are conducted through Petro Holdings, Inc. (a Minnesota corporation that is our indirect wholly owned subsidiary) and its subsidiaries, all of which are corporations subject to federal and state income taxes filed on a calendar year basis. As of January 1, 2014, our federal Net Operating Loss carryforwards (“NOLs”) were $8.3 million. The Federal NOLs, which expire between 2018 and 2024, are generally available to offset any future taxable income but are subject to annual limitations of between $1.0 million and $2.2 million.

Our revolving credit facility and the indenture for our notes, both impose certain restrictions on our ability to pay distributions to unitholders. The most restrictive covenant is found in the revolving credit facility. In order to make any distributions to unitholders, we must maintain availability of 15.0% of the facility size and a fixed charge coverage ratio of not less than 1.15, which is based on Adjusted EBITDA. (See Note 11 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings)

Unitholders have in the past and may in the future have to report income for Federal income tax purposes on their investment in us without receiving any cash distributions from us.

Star Gas Partners is a master limited partnership. Currently, our main asset and source of income is our 100% ownership interest in Star Acquisitions, Inc. (“Star Acquisitions”), which is the parent company of Petro Holdings, Inc. Our unitholders do not receive any of the tax benefits normally associated with owning units in a publicly traded partnership, as any cash coming from Star Acquisitions to us will generally have been taxed first at a corporate level and then may also be taxable to our unitholders as dividends, reported via annual Forms K-1. We expect that an investor will be allocated taxable income (mostly dividend income from Star Acquisitions, interest income and possibly cancellation of indebtedness income) regardless of whether a cash distribution has been paid. Our unitholders are required to report for Federal income tax purposes their allocable share of our income, gains, losses, deductions and credits, regardless of whether we make cash distributions. For example, our unitholders had $12.2 million in dividend income reported on their 2013 K-1’s related to dividends received by us that we used to repurchase units.

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

Depending on the timing and amount of our use of cash, this could significantly reduce the cash available to us in subsequent periods to make payments on the notes.

The $125.0 million of senior notes due 2017 (“notes”) are structurally subordinated to all indebtedness and other liabilities of our subsidiaries.

The notes are structurally subordinated to all existing and future claims of creditors of our subsidiaries, including the lenders under our revolving credit facility, their trade creditors and all of their possible future creditors. This is because these creditors will have priority as to the assets of our subsidiaries over our claims as a direct or indirect equity holder in our subsidiaries and, thereby, indirect priority over noteholder claims. As a result, upon any distribution to these creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to us or our property, these creditors will be entitled to be paid in full before any payment may be made with respect to the notes. Thereafter, the holders of the notes will participate with our trade creditors and all other holders of our senior indebtedness in the assets remaining, if any. In any of these cases, we may have insufficient funds to pay all of our creditors and noteholders may therefore receive less, ratably, than creditors of our subsidiaries. As of September 30, 2014, the notes ranked structurally junior to $280.6 million of indebtedness and other liabilities of our subsidiaries.

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

Upon the occurrence of “change of control” as defined in the indenture for the notes, we or a third party will be required to make a change of control offer to repurchase the notes at 101% of their principal amount, plus accrued and unpaid interest. The terms of our other indebtedness limit our ability to repurchase the notes in those circumstances. Any of our future debt agreements may contain similar restrictions and provisions. Accordingly, we may be unable to satisfy our obligations to purchase the notes unless we are able to refinance or obtain waivers under our other indebtedness. We may not have the financial resources to purchase the notes, particularly if a change of control event triggers a similar repurchase requirement for, or results in the acceleration of, other indebtedness. Our failure to make or consummate a change of control repurchase offer or pay the change of control purchase price when due will give the trustee and the holders of the notes certain default rights as set forth in the indenture.

Our obligations under the revolving credit facility (as of September 30, 2014, no amount was outstanding under the revolving credit facility, $52.8 million of letters of credit were issued, $14.9 million were used to secure hedge positions and we had availability of $149.6 million) are subject to change of control provisions at least as restrictive as the change of control provisions under the notes. Accordingly, any event which would be a “change of control” under the senior notes would also be a “change of control” under such other indebtedness. We are not restricted from entering into a transaction that would trigger the change of control provisions. If these change of control provisions are triggered, some of the outstanding debt may become due. It is possible that we would not have sufficient funds at the time of any change of control to make the required debt payments or that restrictions in other debt instruments would not permit those payments. In some instances, lenders would have the right to foreclose on our assets if debt payments were not made upon a change of control.

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

We provide services to our customers in the United States from fifteen states and the District of Columbia, ranging from Maine to South Carolina from 41 principal operating locations and 74 depots, 35 of which are owned and 80 of which are leased. As of September 30, 2014, we had a fleet of 1,154 truck and transport vehicles, the majority of which were owned and 1,194 service vans, the majority of which were leased. We lease our corporate headquarters in Stamford, Connecticut. Our obligations under our revolving credit facility are secured by liens and mortgages on substantially all of the Partnership’s and subsidiaries’ real and personal property.

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

The following tables set forth the range of the daily high and low sales prices per common unit and the cash distributions declared on each unit for the periods indicated.

	SGU – Common Unit Price Range				Distributions Declared
	High		Low		per Unit
	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2014	Fiscal Year 2013
Quarter Ended
December 31,	$5.65	$4.36	$4.86	$3.92	$0.0825	$0.0775
March 31,	$5.99	$4.96	$5.26	$4.13	$0.0825	$0.0775
June 30,	$7.24	$5.02	$5.85	$4.44	$0.0875	$0.0825
September 30,	$6.60	$5.35	$5.35	$4.63	$0.0875	$0.0825

As of November 30, 2014, there were approximately 315 holders of record of common units.

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

The revolving credit facility and the indenture for the notes both impose certain restrictions on our ability to pay distributions to unitholders. The most restrictive covenant is found in the Partnership’s revolving credit facility. In order to pay any distributions to unitholders or repurchase Common Units, the Partnership must maintain Availability (as defined in the second amended and restated credit facility agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding), on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase. (See Note 11 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings).

On October 30, 2014, we declared a quarterly distribution of $0.0875 per unit, or $0.35 per unit on an annualized basis, on all Common Units with respect to the fourth quarter of fiscal 2014, payable on November 14, 2014, to holders of record on November 10, 2014. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to Common Unit holders and 10% to the General Partner unit holders (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $5.0 million was paid to the Common Unit holders, $0.1 million to the General Partner unit holders (including $0.06 million of incentive distribution as provided for in our Partnership Agreement) and $0.06 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Unit Repurchase Plans and Retirement

From July 21, 2009 (the start of the Plan I Common Units repurchase program) to November 30, 2014 (the current Plan III Common Units repurchase program in effect) the Partnership has repurchased and retired 18.5 million Common Units at an aggregate purchase price of $83.9 million or an average price of $4.54 per unit.

In fiscal 2010, the Partnership concluded its Plan I Common Units repurchase program and retired all 7.5 million Common Units authorized for repurchase at an average price paid of $4.04 per unit.

In fiscal 2012, the Partnership concluded its Plan II Common Units repurchase program and retired all 7.25 million Common Units authorized for repurchase at an average price paid of $4.94 per unit.

In July 2012, the Board of Directors (the “Board”) of the general partner of the Partnership authorized the repurchase of up to 3.0 million of the Partnership’s Common Units (“Plan III”). In July 2013, the Board authorized the repurchase of an additional 1.9 million Common Units under Plan III. The authorized Common Unit repurchases may be made from time-to-time in the open market, in privately negotiated transactions or in such other manner deemed appropriate by management. There is no guarantee of the exact number of units that will be purchased under the program and the Partnership may discontinue purchases at any time. The program does not have a time limit. The Board may also approve additional purchases of units from time to time in private transactions. The Partnership’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the Common Units purchased in the repurchase program will be retired.

(in thousands, except per unit amounts)

Period	Total Number of Units Purchased (a)	Average Price Paid per Unit (b)	Maximum Number of Units that May Yet Be Purchased
Plan III — Number of units authorized			4,894
Private transaction — Number of units authorized (c)			1,150

			6,044

Plan III — Fiscal year 2012 total	22	$4.26	6,022

Plan III — Fiscal year 2013 total (c)	3,284	$4.63	2,738

Plan III — First quarter fiscal year 2014 total (d)	250	$5.20	2,488

Plan III — Second quarter fiscal year 2014 total	—	$—	2,488

Plan III — Third quarter fiscal year 2014 total	—	$—	2,488

Plan III — July 2014	—	$—	2,488
Plan III — August 2014	9	$5.76	2,479
Plan III — September 2014	54	$5.78	2,425

Plan III — Fourth quarter fiscal year 2014 total	63	$5.77	2,425

Plan III — Fiscal year 2014 total	313	$5.32	2,425

Plan III — October 2014	122	$5.64	2,303

Plan III — November 2014	—	$—	2,303

(a)	Units were repurchased as part of a publicly announced program, except as noted in a private transaction.
(b)	Amounts include repurchase costs.
(c)	Fiscal year 2013 common unit repurchases include 1.15 million common units acquired in a private transaction.
(d)	First quarter fiscal year 2014 common unit repurchases were acquired in a private transaction.

ITEM 6.	SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

The selected financial data as of September 30, 2014 and 2013, and for the years ended September 30, 2014, 2013 and 2012 is derived from the financial statements of the Partnership included elsewhere in this Report. The selected financial data as of September 30, 2012, 2011 and 2010 and for the years ended September 30, 2011 and 2010 is derived from financial statements of the Partnership not included in this Report. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Years Ending September 30,
(in thousands, except per unit data)	2014	2013	2012	2011	2010
Statement of Operations Data:
Sales	$1,961,724	$1,741,796	$1,497,588	$1,591,310	$1,212,776
Costs and expenses:
Cost of sales	1,555,300	1,388,668	1,199,811	1,237,341	904,047
(Increase) decrease in the fair value of derivative instruments	6,566	6,775	(8,549)	2,567	(5,622)
Delivery and branch expenses	282,646	250,210	217,376	250,762	218,625
Depreciation and amortization expenses	21,635	17,303	16,395	17,884	15,745
General and administrative expenses	22,592	18,356	18,689	20,709	21,397
Finance charge income	(6,870)	(5,521)	(4,393)	(4,814)	(3,442)

Operating income	79,855	66,005	58,259	66,861	62,026
Interest expense, net	16,854	14,433	14,060	15,654	14,262
Amortization of debt issuance costs	1,602	1,745	1,634	2,440	2,680
Loss on redemption of debt	—	—	—	1,700	1,132

Income before income taxes	61,399	49,827	42,565	47,067	43,952
Income tax expense	25,315	19,921	16,576	22,723	15,632

Net income	$36,084	$29,906	$25,989	$24,344	$28,320

Weighted average number of limited partner units:
Basic and diluted	57,476	59,409	61,931	66,822	70,019

	Fiscal Years Ended September 30,
(in thousands, except per unit data)	2014	2013	2012	2011	2010
Per Unit Data:
Basic and diluted net income per unit (a)	$0.57	$0.47	$0.40	$0.35	$0.38
Cash distribution declared per common unit	$0.340	$0.320	$0.310	$0.305	$0.285
Balance Sheet Data (end of period):
Current assets	$296,465	$305,880	$301,519	$303,775	$251,051
Total assets	$685,107	$632,504	$639,347	$630,487	$586,696
Long-term debt	$124,572	$124,460	$124,357	$124,263	$82,770
Partners’ Capital	$273,245	$259,281	$260,145	$272,633	$279,911
Summary Cash Flow Data:
Net cash provided by operating activities	$95,155	$18,492	$105,828	$39,402	$44,429
Net cash used in investing activities	$(107,318)	$(6,960)	$(44,517)	$(15,928)	$(73,956)
Net cash provided by (used in) financing activities	$(23,895)	$(34,566)	$(40,009)	$2,253	$(104,571)
Other Data:
Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization (EBITDA) (b)	$101,490	$83,308	$74,654	$83,045	$76,639
Adjusted EBITDA (b)	$108,056	$90,083	$66,105	$87,312	$72,149
Retail home heating oil and propane gallons sold	360,972	324,797	277,204	355,569	310,323
Temperatures (warmer) colder than normal (c)	4.9%	(4.1)%	(21.7)%	(0.4)%	(7.9)%

(a)	Net income per unit is computed in accordance with FASB ASC 260-10-45-60 Earnings per Share, Master Limited Partnerships (EITF 03-06). See Note 17. Earnings Per Limited Partner Units, of the condensed consolidated financial statements.

(b)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

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

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital requirements;

•	EBITDA and Adjusted EBITDA do not reflect the cash necessary to make payments of interest or principal on our indebtedness; and

•	EBITDA and Adjusted EBITDA do not reflect the cash required to pay taxes.

EBITDA and Adjusted EBITDA are calculated for the fiscal years ended September 30 as follows:

(in thousands)	2014	2013	2012	2011	2010
Net income	$36,084	$29,906	$25,989	$24,344	$28,320
Plus:
Income tax expense (benefit)	25,315	19,921	16,576	22,723	15,632
Amortization of debt issuance cost	1,602	1,745	1,634	2,440	2,680
Interest expense, net	16,854	14,433	14,060	15,654	14,262
Depreciation and amortization	21,635	17,303	16,395	17,884	15,745

EBITDA from continuing operations	101,490	83,308	74,654	83,045	76,639
(Increase)/decrease in the fair value of derivative instruments	6,566	6,775	(8,549)	2,567	(5,622)
(Gain) loss on redemption of debt	—	—	—	1,700	1,132

Adjusted EBITDA	108,056	90,083	66,105	87,312	72,149

Add/(subtract)
Income tax (expense) benefit	(25,315)	(19,921)	(16,576)	(22,723)	(15,632)
Interest expense, net	(16,854)	(14,433)	(14,060)	(15,654)	(14,262)
Provision for losses on accounts receivable	7,514	6,481	6,017	10,388	5,279
(Increase) decrease in accounts receivables	12,771	(14,074)	5,804	(31,593)	(4,570)
(Increase) decrease in inventories	14,057	(20,664)	34,335	(13,189)	(2,012)
Increase (decrease) in customer credit balances	(2,433)	(15,878)	11,952	(1,776)	(9,250)
Change in deferred taxes	658	1,676	12,913	15,831	13,331
Change in other operating assets and liabilities	(3,299)	5,222	(662)	10,806	(604)

Net cash provided by operating activities	$95,155	$18,492	$105,828	$39,402	$44,429

Net cash used in investing activities	$(107,318)	$(6,960)	$(44,517)	$(15,928)	$(73,956)

Net cash provided by (used in) financing activities	$(23,895)	$(34,566)	$(40,009)	$2,253	$(104,571)

(c)	Temperatures (warmer) colder than normal are for those locations where the Partnership had existing operations, which we sometimes refer to as the “base business” (i.e. excluding acquisitions), temperatures (measured on a degree day basis) as reported by the National Oceanic and Atmospheric Administration (“NOAA”).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	Fiscal 2014(1), (2)		Fiscal 2013 (1)		Fiscal 2012		Fiscal 2011		Fiscal 2010
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$2.84	$3.12	$2.90	$3.26	$2.72	$3.17	$2.19	$2.54	$1.78	$2.12
March 31	2.89	3.28	2.86	3.24	2.99	3.32	2.49	3.09	1.89	2.20
June 30	2.85	3.05	2.74	3.09	2.53	3.25	2.75	3.32	1.87	2.35
September 30	2.65	2.98	2.87	3.21	2.68	3.24	2.77	3.13	1.92	2.24

(1)	Beginning April 1, 2013, the NYMEX contract specifications were changed from high sulfur home heating oil to ultra low sulfur diesel.
(2)	As of November 30, 2014, the NYMEX price per gallon for ultra low sulfur diesel was $2.23.

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

Impact of Warm Weather on Operating Results; Weather Hedge Contract—Fiscal Year 2012

Weather conditions have a significant impact on the demand for home heating oil and propane because customers depend on these products principally for heating purposes. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. To partially mitigate the adverse effect of warm weather on our cash flows, we have used weather hedging contracts for a number of years. For fiscal 2012, we entered into a weather hedge contract under which we were entitled to receive a payment of $35,000 per heating degree-day shortfall, when the total number of heating degree-days in the hedge period is less than approximately 92.5% of the ten year average (the “Payment Threshold”). The hedge covered the period from November 1, 2011 through March 31, 2012, taken as a whole. Due to the abnormally warm weather conditions that fiscal year, the hedge resulted in a maximum payout of $12.5 million. The benefit was recorded in the three months ended March 31, 2012, as a reduction in delivery and branch expenses.

Weather Hedge Contract—Fiscal Years 2013, 2014, 2015, 2016 and 2017

In July 2012, the Partnership entered into a weather hedge contract for the fiscal years 2013, 2014 and 2015, with Swiss Re Financial Products Corporation, under which Star is entitled to receive a payment of $35,000 per heating degree-day shortfall if the total number of heating degree-days in the hedge period is less than approximately 92.5% of the ten year average. The hedge covers the period from November 1 through March 31, taken as a whole, for each respective fiscal year and has a maximum payout of $12.5 million for each fiscal year. The Partnership did not record any benefit under its weather hedge contract in either fiscal 2013 or fiscal 2014.

In October 2014, the Partnership entered into a weather hedge contract for fiscal years 2016 and 2017 with Swiss Re Corporate Solutions Global Markets Inc. under the same terms described above.

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

Derivatives

FASB ASC 815-10-05 Derivatives and Hedging requires that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective, as defined under this guidance, changes in fair value are recognized in other comprehensive income until the forecasted hedged item is recognized in earnings. We have elected not to designate our derivative instruments as hedging instruments under this guidance, and, as a result, the changes in fair value of the derivative instruments are recognized in our statement of operations. Therefore, we experience volatility in earnings as outstanding derivative instruments are marked to market and non-cash gains and losses are recorded prior to the sale of the commodity to the customer. The volatility in any given period related to unrealized non-cash gains or losses on derivative instruments can be significant to our overall results. However, we ultimately expect those gains and losses to be offset by the cost of product when purchased.

Griffith Acquisition

On March 4, 2014, the Partnership completed the acquisition of Griffith Energy Services, Inc. (“Griffith”) of Columbia, Maryland, from Central Hudson Enterprises Corporation. The Partnership purchased 100% of the stock of Griffith for $97.7 million, consisting of $69.9 million paid for the long term assets and $27.8 million paid for estimated working capital (net of $4.2 million of cash acquired). There was no long-term debt assumed in the acquisition. The Griffith acquisition added scale to the Partnership and leveraged our existing fixed cost base, providing access to approximately 50,000 residential and commercial accounts across the Mid-Atlantic region. For Griffith’s fiscal year ended December 31, 2013, Griffith sold 78.4 million gallons of petroleum products comprised of 29.0 million gallons of home heating oil, 0.9 million gallons of propane and 48.5 million gallons of motor fuel.

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

Deliveries of home heating oil and propane were less than expected for certain of our customers who were without power for several weeks subsequent to Sandy. However, since our operations were able to provide uninterrupted service to current and new customers, sales of diesel fuel increased during the weeks after the storm, as did our service and installation sales, along with the related costs to provide these services.

Income Taxes

Net Operating Loss Carry Forwards

The Partnership and its corporate subsidiaries file Federal and State income tax returns on a calendar year. As of January 1, 2014, our Federal Net Operating Loss carry forwards (“NOLs”) were $8.3 million, subject to annual limitations of between $1.0 million and $2.2 million on the amount of such losses that can be used.

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

Estimated Depreciation and Amortization Expense

(in thousands) Fiscal Year	Book	Tax
2014	$23,242	$34,605
2015	25,759	33,697
2016	22,930	27,273
2017	20,161	18,981
2018	17,274	15,107
2019	15,140	11,924

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

Gross customer gains and gross customer losses

	Fiscal Year Ended
	2014			2013			2012
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	25,700	22,700	3,000	26,100	24,400	1,700	25,700	26,600	(900)
Second Quarter	16,800	16,700	100	13,900	19,300	(5,400)	11,500	19,700	(8,200)
Third Quarter	8,100	14,100	(6,000)	7,100	13,600	(6,500)	7,000	13,700	(6,700)
Fourth Quarter	17,500	18,700	(1,200)	14,400	18,000	(3,600)	13,000	18,200	(5,200)

Total	68,100	72,200	(4,100)	61,500	75,300	(13,800)	57,200	78,200	(21,000)

Net customer gains (attrition) as a percentage of the home heating oil and propane customer base

	Fiscal Year Ended
	2014			2013			2012
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	6.1%	5.3%	0.8%	6.3%	5.9%	0.4%	6.2%	6.4%	(0.2%)
Second Quarter	3.9%	3.9%	0.0%	3.3%	4.6%	(1.3%)	2.7%	4.7%	(2.0%)
Third Quarter	1.9%	3.3%	(1.4%)	1.7%	3.3%	(1.6%)	1.5%	3.1%	(1.6%)
Fourth Quarter	4.1%	4.4%	(0.3%)	3.5%	4.3%	(0.8%)	3.0%	4.1%	(1.1%)

Total	16.0%	16.9%	(0.9%)	14.8%	18.1%	(3.3%)	13.4%	18.3%	(4.9%)

During fiscal 2014, the Partnership lost 4,100 accounts (net), or 0.9%, of our home heating oil and propane customer base, compared to the loss of 13,800 accounts (net), or 3.3% of our home heating oil and propane customer base during fiscal 2013. The improvement of 9,700 accounts was due to an increase in gross customer gains of 6,600 and lower gross customer losses of 3,100. The increase in gains can be attributed to an increase in referrals as well as marketing and advertising related activity. The decrease in losses was mainly due to fewer price related losses.

Fiscal 2014 was a very challenging year for the Partnership as operations were adversely impacted by extreme weather conditions. The Partnership’s ability to respond to these conditions enabled it to attract new accounts and retain its existing customer base. The Partnership cannot predict whether these accounts will remain with the Partnership for future heating seasons.

During fiscal 2013, the Partnership lost 13,800 accounts (net), or 3.3%, of our home heating oil and propane customer base, compared to the loss of 21,000 accounts (net), or 4.9% of our home heating oil and propane customer base during fiscal 2012. The improvement of 7,200 accounts from fiscal 2012 was due to an increase in gross customer gains of 4,300 and lower gross customer losses of 2,900. The increase in gains can be attributed to an increase in referrals as well as marketing and advertising related activity. The decrease in losses was mainly due to fewer credit cancellations and price-related losses.

During fiscal 2014, we lost 2.2% of our home heating oil accounts to natural gas conversions versus losses of 2.4% for fiscal 2013, and 2.0% for fiscal 2012. Conversions to natural gas may continue as natural gas has become significantly less expensive than home heating oil on an equivalent BTU basis. In addition, the states of New York, Connecticut and Pennsylvania are seeking to encourage homeowners to expand the use of natural gas as a heating fuel through legislation and regulatory efforts.

Correction of Immaterial Errors

As reported in our June 30, 2014 Form 10-Q, during fiscal year 2014 we recorded adjustments that reduce net income by $2.2 million ($3.7 million, excluding the related income tax benefit) to correct certain errors related to periods from 2002 through September 30, 2013. The correction of these errors reduced Adjusted EBITDA by $2.0 million in fiscal 2014. The errors include understatements of expenses for state sales and petroleum taxes and the related interest and penalties, and overstatements of installations and services sales. The errors were the result of certain control deficiencies that we identified during the third quarter of fiscal 2014.

These errors did not, individually or in the aggregate, result in a material misstatement of our previously issued consolidated financial statements for any period through September 30, 2013. The correction of these errors in fiscal year 2014 had no material effect on our results for the full year ending September 30, 2014. See Item 9A of this Report for additional information concerning these deficiencies.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical financial and operating data and Notes thereto included elsewhere in this Annual Report.

Fiscal Year Ended September 30, 2014

Compared to the Fiscal Year Ended September 30, 2013

Volume

For fiscal 2014, retail volume of home heating oil and propane sold increased by 36.2 million gallons, or 11.1%, to 361.0 million gallons, compared to 324.8 million gallons for fiscal 2013. For those locations where the Partnership had existing operations during both periods, which are sometimes referred to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for fiscal 2014, were 9.2% colder than fiscal 2013, and 4.9% colder than normal, as reported by the National Oceanic and Atmospheric Administration (“NOAA”). For the twelve months ended September 30, 2014, net customer attrition for the base business was 1.0%. In addition, aside from the impact of colder weather, deliveries of home heating oil and propane were greater in fiscal 2014 than fiscal 2013, due to the impact of the storm known as Sandy on deliveries in fiscal 2013. Certain of our customers were without power for several weeks subsequent to Sandy, which reduced their consumption during that period. The home heating oil and propane volume impact due to Sandy is included in the chart below under the heading “Other.” For various reasons, including the price per gallon of home heating oil and propane, we believe that our customers are adopting conservation measures to use less of such products. The impact of any such conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency and other volume variances not otherwise described, are also included in the chart under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane sold, which is based on management’s estimates, other mathematical calculations and certain assumptions, is as follows:

(in millions of gallons)	Heating Oil and Propane
Volume—Fiscal 2013	324.8
Acquisitions	9.6
Impact of colder temperatures	26.9
Net customer attrition	(6.1)
Other	5.8

Change	36.2

Volume—Fiscal 2014	361.0

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for fiscal 2014, compared to fiscal 2013:

	Fiscal Year
Customers	2014	2013
Residential Variable	39.8%	41.6%
Residential Price-Protected	45.9%	44.3%
Commercial/Industrial	14.3%	14.1%

Total	100.0%	100.0%

The Partnership has experienced a shift away from variable pricing plans to price-protected plans as customers are seeking surety of price, which may impact our per gallon margins in the future.

Volume of other petroleum products sold increased by 26.7 million gallons, or 45.2%, to 85.9 million gallons for fiscal 2014, compared to 59.2 million gallons for fiscal 2013, largely due to the additional volume provided by the Griffith acquisition of 29.7 million gallons, partially offset by a decline in the base business of 3.0 million gallons. In the prior year’s comparable period, the Partnership experienced an increase in motor fuel demand as a result of Sandy.

Product Sales

For fiscal 2014, product sales rose $0.2 billion, or 14.2%, to $1.7 billion, compared to $1.5 billion for fiscal 2013, as an increase in total volume of product sold of 16.4% was reduced by declines in the average selling prices for home heating oil, propane and other petroleum products. Selling prices were lower due to decline in the cost per gallon of home heating oil and propane and other petroleum products.

Installations and Services Sales

For fiscal 2014, installations and services sales increased $4.2 million, or 1.9%, to $227.2 million, compared to $223.0 million for fiscal 2013, as the additional revenue from acquisitions of $12.9 million was reduced by a decrease in revenue from the base business of $8.7 million. In the prior year, installation and service billings were favorably impacted by Sandy-related demand.

Cost of Product

For fiscal 2014, cost of product increased $0.1 billion, or 13.2%, to $1.3 billion, compared to $1.2 billion for fiscal 2013, as an increase in total volume of 16.4% was reduced by a decline in the per gallon cost of home heating oil and propane and other petroleum products.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for fiscal 2014, increased by $0.0468 per gallon, or 4.9%, to $1.0004 per gallon, from $0.9536 per gallon during fiscal 2013. The expansion of the Partnership’s margins during fiscal 2014 was in excess of historical averages by $0.0325 per gallon as the Partnership was able to take advantage of certain market conditions which enabled such expansion. In addition, numerous snow storms, which drove an increase in operating and service costs, necessitated an increase in selling prices to defray additional operating costs. Going forward, the Partnership cannot predict whether the per gallon margins achieved during fiscal 2014, are sustainable. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Twelve Months Ended
	September 30, 2014		September 30, 2013
	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Home Heating Oil and Propane
Volume	361.0		324.8

Sales	$1,452.5	$4.0241	$1,315.9	$4.0515
Cost	$1,091.4	$3.0237	$1,006.2	$3.0979

Gross Profit	$361.1	$1.0004	$309.7	$0.9536

	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Other Petroleum Products
Volume	85.9		59.2

Sales	$281.9	$3.2812	$202.8	$3.4274
Cost	$258.0	$3.0027	$185.8	$3.1400

Gross Profit	$23.9	$0.2785	$17.0	$0.2875

	Amount (in millions)		Amount (in millions)
Total Product
Sales	$1,734.4		$1,518.7
Cost	$1,349.4		$1,192.0

Gross Profit	$385.0		$326.7

For fiscal 2014, total product gross profit increased by $58.3 million to $385.0 million, compared to $326.7 million for fiscal 2013, due to an increase in home heating oil and propane volume sold ($34.5 million), the impact of higher home heating oil and propane margins ($16.9 million) and the additional gross profit from other petroleum products ($6.9 million). The increase in gross profit from other petroleum products was largely due to the additional sales volume provided by the Griffith acquisition, partially reduced by a decline in volume from the base business. In the prior year’s comparable period, the Partnership experienced an increase in motor fuel demand as a result of Sandy.

Cost of Installations and Services

For fiscal 2014, cost of installations and services increased by $9.2 million, or 4.7%, to $205.8 million, compared to $196.6 million for fiscal 2013 (which included Sandy-related costs), as a $10.7 million increase related to acquisitions was slightly offset by a $1.5 million reduction in costs associated with our base business versus fiscal 2013. Service costs in the base business would have been lower in 2014 except for the additional expenses associated with 9.2% colder temperatures, the Partnership’s continued expansion of its propane operations ($1.2 million) and certain costs related to the Partnership’s expansion of its service and installation business.

Installation costs for fiscal 2014 decreased by $1.2 million, or 1.6%, to $70.4 million, compared to $71.6 million for fiscal 2013 (which included Sandy-related costs), as a decline in costs associated with the base business of $5.0 million was largely offset by an increase from acquisitions of $3.8 million. Installation costs as a percentage of installation sales for fiscal 2014, and fiscal 2013, were 85.3% and 84.1%, respectively. Service expenses increased by $10.4 million to $135.5 million for fiscal 2014, or 93.6% of service sales, versus $125.1 million, or 90.7% of service sales, for fiscal 2013. This percentage increase was largely due to the additional expenses associated with 9.2% colder temperatures and the additional costs associated with the Partnership’s propane initiative.

We achieved a combined profit from service and installation of $21.4 million for fiscal 2014, or $5.0 million less than a combined profit of $26.4 million for fiscal 2013. While acquisitions provided $2.2 million of gross profit from service and installation activities, the Partnership saw a decline in gross profit from the base business of $7.2 million due largely to lower service and installation work versus the prior year (which benefited from Sandy), an increase in service costs resulting from colder temperatures and $1.2 million of additional costs associated with the Partnership’s propane initiative.

Management views the service and installation department on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either service or installation billings.

(Increase) / Decrease in the Fair Value of Derivative Instruments

During fiscal 2014, the change in the fair value of derivative instruments resulted in a $6.6 million charge due to the expiration of certain hedged positions (a $5.6 million credit) and a decrease in the market value for unexpired hedges (a $12.2 million charge).

During fiscal 2013, the change in the fair value of derivative instruments resulted in a $6.8 million charge due to the expiration of certain hedged positions (a $1.1 million charge) and a decrease in the market value for unexpired hedges (a $5.7 million charge).

Delivery and Branch Expenses

For fiscal 2014, delivery and branch expense increased $32.4 million, or 13.0%, to $282.6 million, compared to $250.2 million for fiscal 2013, largely due to the 16.4% increase in total volume sold and higher sales and marketing expense of $2.9 million related to improved net customer attrition and certain costs related to the Partnership’s expansion of other services. In addition, during fiscal 2014 the Partnership recorded a $1.7 million charge to correct understatements of certain sales and petroleum taxes and related penalties that, while previously contested, all pertained to years prior to fiscal 2014 and should have been recorded in prior periods, including $1.0 million related to fiscal years 2002 through 2010.

On a cents per gallon basis, delivery and branch expenses for fiscal 2014, decreased $0.0221, or 3.3%, to $0.6514, compared to $0.6733 for fiscal 2013, as certain fixed operating expenses were spread over a larger volume base in the current period.

Depreciation and Amortization

For fiscal 2014, depreciation and amortization expenses increased by $4.3 million, or 25.0%, to $21.6 million, compared to $17.3 million for fiscal 2013 primarily due to the Griffith acquisition.

General and Administrative Expenses

For fiscal 2014, general and administrative expenses increased $4.2 million, or 23.1%, to $22.6 million, from $18.4 million for fiscal 2013, primarily due to an increase in profit sharing expense of $1.5 million, an increase in legal and professional fees of $1.1 million, higher acquisition-related expenses of $0.9 million largely due to the Griffith acquisition and a $0.4 million increase in pension expense related to the Partnership’s frozen pension plan.

The Partnership accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees, and this amount is payable when the Partnership achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in Adjusted EBITDA.

Finance Charge Income

For fiscal 2014, finance charge income increased $1.3 million to $6.8 million, compared to $5.5 million for fiscal 2013, due to the Griffith acquisition and a change in the Partnership’s policy in fiscal 2013 towards charging and collecting interest for past due balances.

Interest Expense, Net

For fiscal 2014, net interest expense increased $2.4 million, or 16.8%, to $16.9 million compared to the $14.4 million for fiscal 2013. Net interest expense rose by $1.0 million as an increase in average working capital borrowings of $46.7 million was reduced by a 1.2% decline in short-term borrowing rates from 3.8% to 2.7%. In addition, the Partnership recorded a $1.2 million interest charge to correct understatements arising from certain sales and petroleum tax audits that were previously contested.

Amortization of Debt Issuance Costs

For fiscal 2014, amortization of debt issuance costs decreased by $0.1 million to $1.6 million, compared to $1.7 million for fiscal 2013.

Income Tax Expense

For fiscal 2014, income tax expense increased by $5.4 million to $25.3 million from $19.9 million for fiscal 2013, due to the increase in pretax income of $11.6 million. The effective tax rate was 41.2% for fiscal 2014 compared to 40.0% for fiscal 2013 due to the non-recurrence of certain one-time tax benefits recorded in fiscal 2013.

Net Income

For fiscal 2014, net income increased $6.2 million to $36.1 million, from $29.9 million for fiscal 2013, as the increase in pretax income of $11.6 million was greater than the increase in income tax expense of $5.4 million.

Adjusted EBITDA

For fiscal 2014, Adjusted EBITDA increased by $18.0 million, or 20.0%, to $108.1 million from $90.1 million for fiscal 2013 as the impact of 9.2% colder temperatures, higher home heating oil and propane per gallon margins, and $2.3 million in Adjusted EBITDA generated by acquisitions, more than offset the favorable impact in fiscal 2013 from Sandy on motor fuel sales and service and installation revenue. Adjusted EBITDA during fiscal 2014 was reduced by $4.1 million due to $1.2 million of higher service and installation costs attributable to propane growth, $0.9 million of acquisition related legal and professional expenses, and adjustments to service and installation sales and delivery and branch expenses of $2.0 million, of which $1.7 million was to correct understatements of certain sales and petroleum taxes and related penalties that, while previously contested, all pertained to years prior to fiscal 2014 and should have been recorded in prior periods.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to pay distributions

EBITDA and Adjusted EBITDA are calculated as follows:

	Twelve Months Ended September 30,
(in thousands)	2014	2013
Net income	$36,084	$29,906
Plus:
Income tax expense	25,315	19,921
Amortization of debt issuance cost	1,602	1,745
Interest expense, net	16,854	14,433
Depreciation and amortization	21,635	17,303

EBITDA (a)	101,490	83,308
(Increase) / decrease in the fair value of derivative instruments	6,566	6,775

Adjusted EBITDA (a)	108,056	90,083

Add / (subtract)
Income tax expense	(25,315)	(19,921)
Interest expense, net	(16,854)	(14,433)
Provision for losses on accounts receivable	7,514	6,481
(Increase) decrease in accounts receivables	12,771	(14,074)
(Increase) decrease in inventories	14,057	(20,664)
Decrease in customer credit balances	(2,433)	(15,878)
Change in deferred taxes	658	1,676
Change in other operating assets and liabilities	(3,299)	5,222

Net cash provided by operating activities	$95,155	$18,492

Net cash used in investing activities	$(107,318)	$(6,960)

Net cash used in financing activities	$(23,895)	$(34,566)

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

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

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital requirements;

•	EBITDA and Adjusted EBITDA do not reflect the cash necessary to make payments of interest or principal on our indebtedness; and

•	EBITDA and Adjusted EBITDA do not reflect the cash required to pay taxes.

•	Consolidated Financial Statements—Summary of Significant Accounting Policies Reclassification, operating income, EBITDA and Adjusted EBITDA have been revised but net income has not changed.

•

As a result of the reclassification of finance charge income, as described in Note 2 of the Consolidated Financial Statements—Summary of Significant Accounting Policies Reclassification, operating income, EBITDA and Adjusted EBITDA have been revised but net income has not changed.

Fiscal Year Ended September 30, 2013

Compared to the Fiscal Year Ended September 30, 2012

Volume

For fiscal 2013, retail volume of home heating oil and propane sold increased by 47.6 million gallons, or 17.2%, to 324.8 million gallons, compared to 277.2 million gallons for fiscal 2012. For those locations where the Partnership had existing operations during both periods, which are sometimes referred to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for fiscal 2013, were 22.3% colder than fiscal 2012, but 4.1% warmer than normal, as reported by NOAA. For the twelve months ended September 30, 2013, net customer attrition for the base business was 3.3%. Due to various reasons including the significant increase in the price per gallon of home heating oil and propane over the last several years, we believe that our customers are adopting conservation measures to use less product. The impact of conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency and other volume variances not otherwise described, are included in the chart below under the heading “Other.” In addition, on October 29, 2012, the storm known as Sandy made landfall in our service area, resulting in widespread power outages that affected a number of our customers. Deliveries of home heating oil and propane were less than expected for certain of our customers who were without power for several weeks subsequent to this storm. The home heating oil and propane volume loss due to Sandy is also in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is as follows:

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

Volume of other petroleum products sold increased by 6.0 million gallons, or 11.3%, to 59.2 million gallons for fiscal 2013, compared to 53.2 million gallons for fiscal 2012, largely due to an increase in motor fuel demand as a result of Sandy (including to power generators) and higher home heating oil wholesale sales.

Product Sales

For fiscal 2013, product sales increased $0.2 billion, or 17.2%, to $1.5 billion, compared to $1.3 billion for fiscal 2012, primarily due to an increase in total volume of 16.2%.

Installations and Services Sales

For fiscal 2013, installations and services sales increased $20.8 million, or 10.3%, to $223.0 million, compared to $202.2 million for fiscal 2012, due to additional revenue from acquisitions of $5.6 million and an increase in the base business of $15.2 million largely attributable to Sandy-related service and installation billings and the additional billings associated with 22.3% colder temperatures.

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

For fiscal 2013, total product gross profit increased by $55.4 million to $326.7 million, compared to $271.3 million for fiscal 2012, due to an increase in home heating oil and propane sales volume ($44.3 million), the impact of higher home heating oil and propane margins ($7.6 million) and the additional gross profit from other petroleum products ($3.5 million).

Cost of Installations and Services

For fiscal 2013, cost of installations and services increased by $20.9 million, or 11.9%, to $196.6 million, compared to $175.7 million for fiscal 2012, due to a $4.8 million increase related to acquisitions and a $16.1 million increase largely tied to the impact of Sandy on our base business and the additional service costs associated with 22.3% colder temperatures.

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

During fiscal 2012, the change in the fair value of derivative instruments resulted in an $8.5 million credit due to the expiration of certain hedged positions (a $7.4 million credit) and an increase in the market value for unexpired hedges (a $1.1 million credit).

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

Interest Expense, Net

For fiscal 2013, net interest expense increased $0.3 million, or 2.7%, to $14.4 million compared to $14.1 million for fiscal 2012 largely due to an increase in average working capital borrowings of $5.9 million.

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

Adjusted EBITDA

For fiscal 2013, Adjusted EBITDA increased by $24.0 million, or 36.3%, to $90.1 million from $66.1 million from fiscal 2012, as the impact of 22.3% colder temperatures, higher home heating oil and propane per gallon margins, acquisitions, and the favorable impact of the storm Sandy on motor fuel sales and service and installation revenue more than offset the volume decline in the base business attributable to net customer attrition and other factors. Adjusted EBITDA for fiscal 2012, included a $12.5 million benefit that the Partnership recorded under its weather hedge contract due to the abnormally warm weather in that period, with no similar benefit recorded during fiscal 2013.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to pay distributions.

EBITDA and Adjusted EBITDA are calculated as follows:

	Fiscal Year Ended September 30,
(in thousands)	2013	2012
Net income	$29,906	$25,989
Plus:
Income tax expense	19,921	16,576
Amortization of debt issuance cost	1,745	1,634
Interest expense, net	14,433	14,060
Depreciation and amortization	17,303	16,395

EBITDA (a)	83,308	74,654
(Increase) / decrease in the fair value of derivative instruments	6,775	(8,549)

Adjusted EBITDA (a)	90,083	66,105

Add / (subtract)
Income tax expense	(19,921)	(16,576)
Interest expense, net	(14,433)	(14,060)
Provision for losses on accounts receivable	6,481	6,017
(Increase) decrease in accounts receivables	(14,074)	5,804
(Increase) decrease in inventories	(20,664)	34,335
Increase (decrease) in customer credit balances	(15,878)	11,952
Change in deferred taxes	1,676	12,913
Change in other operating assets and liabilities	5,222	(662)

Net cash provided by operating activities	$18,492	$105,828

Net cash used in investing activities	$(6,960)	$(44,517)

Net cash used in financing activities	$(34,566)	$(40,009)

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

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

As a result of the reclassification of finance charge income, as described in Note 2 of our September 30, 2013 Form 10-K Consolidated Financial Statements—Summary of Significant Accounting Policies Reclassification, operating income, EBITDA and Adjusted EBITDA have been revised but net income has not changed.

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

During fiscal 2014, cash provided by operating activities increased by $76.7 million to $95.2 million, when compared to $18.5 million of cash provided by operating activities during fiscal 2013, as a $10.2 million increase in cash generated from operations, a favorable change in cash used relating to accounts receivable of $40.3 million (including customer credit balances) and a comparative decrease in cash needs to fund inventory of $34.7 million was reduced by changes in other assets and liabilities of $8.5 million.

The favorable change in accounts receivable was largely attributable to two factors. First, in fiscal 2012, temperatures were the warmest in over 100 years within our areas of operations, which lowered the opening accounts receivable balance and increased opening customer credit balances for fiscal 2013 and resulted in a use of cash in fiscal 2013 of $30.0 million that was higher than if temperatures had been similar between fiscal 2012 and 2013. Second, the change in accounts receivable (including customer credit balances) for fiscal 2014 reflect a $26.5 million reduction to account for the seasonal collection activity (net of sales) for the Griffith acquisition. The Griffith acquisition was completed in March 2014 and investing activities includes the purchased accounts receivable, which historically is a high point for accounts receivable. The cash collected on the purchased receivables is included in cash flows from operating activities. In fiscal 2014 excluding Griffith, accounts receivable rose and customer credit balances declined for a total of $16.2 million. This change was largely due to the impact of colder temperatures for customers having a budget payment plan and drove an increase in days sales outstanding to 57 days as of September 30, 2014 compared to 53 days as of September 30, 2013. To take advantage of market conditions at September 30, 2013, the Partnership had increased inventory quantities prior to the beginning of fiscal 2014 to a much greater extent than the beginning of fiscal 2013. As a result, cash used to finance inventory purchases was $34.7 million less during fiscal 2014, when compared to fiscal 2013. In fiscal 2014, the timing of certain accruals and payments, as well as the seasonality of the operating cash flows of the Griffith acquisition resulted in a use of cash of $3.2 million or $8.5 million more than fiscal 2013.

During fiscal 2013, cash provided by operating activities decreased by $87.3 million to $18.5 million, when compared to $105.8 million during fiscal 2012, as an increase in cash generated from operations of $9.5 million and increases in accruals for insurance, interest and profit sharing totaling $5.9 million were more than offset by an increase in inventory of $55.0 million, an increase in cash needs to fund accounts receivable of $19.9 million and the timing of cash receipts from budget customers of $27.8 million. The impact of 22.3% colder temperatures in fiscal 2013 compared to fiscal 2012 was the primary driver of the change in cash required to finance accounts receivable as well as the change in customer credit balances. Days sales outstanding as of September 30, 2013 were 53 days compared to 50 days at September 30, 2012 and 61 days at September 30, 2011. At the beginning of fiscal 2012, the Partnership had increased its quantity of liquid product inventory on hand to take advantage of certain market conditions. These market conditions did not occur at the end of fiscal 2012 and the Partnership reduced its inventory accordingly resulting in an increase in cash of $34.1 million. At the end of fiscal 2013 the Partnership increased the quantity of liquid inventory to almost the level at the beginning of fiscal 2012. This change resulted in a use of cash in fiscal 2013 of $19.4 million

Investing Activities

Our capital expenditures for fiscal 2014 totaled $9.1 million, as we invested in computer hardware and software ($2.2 million), refurbished certain physical plants ($1.7 million), expanded our propane operations ($3.0 million) and made additions to our fleet and other equipment ($2.2 million). We also completed three acquisitions for $98.5 million and allocated $53.8 million of the gross purchase price to intangible assets, $17.5 million to fixed assets and increased working capital by $27.2 million.

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

Financing Activities

During fiscal 2014, we borrowed $195.5 million under our credit facility and repaid $195.5 million during the period. We also paid distributions of $19.5 million to our common unit holders, $0.3 million to our general partner (including $0.2 million of incentive distributions as provided in our Partnership Agreement) and repurchased 0.3 million units for $1.7 million in connection with our unit repurchase plan. We amended our bank agreement and paid $2.4 million in fees.

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

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of September 30, 2014 ($49.0 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and repaid from subsequent seasonal reductions in inventory and accounts receivable. If we require additional capital and the credit markets are receptive, we may seek to offer and sell debt or equity securities.

In January 2014, we entered into a second amended and restated asset-based revolving credit facility, which expires in June 2017 or January 2019 if certain conditions have been met, and which provides us with the ability to borrow up to $300 million ($450 million during the heating season from December through April of each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $100 million in letters of credit. We can increase the facility size by $100 million without the consent of the bank group. However, the bank group is not obligated to fund the $100 million increase. If the bank group elects not to fund the increase, we can add additional lenders to the group with the consent of the Agent which shall not be unreasonably withheld. Obligations under the revolving credit facility are guaranteed by us and our subsidiaries and secured by liens on substantially all of our assets, including accounts receivable, inventory, general intangibles, real property, fixtures and equipment. As of September 30, 2014, we had no borrowings under our revolving credit facility and $52.8 million in letters of credit were outstanding, and our ability to borrow was reduced by $14.9 million to secure hedges with the bank group.

Under the terms of the revolving credit facility, we must maintain at all times either Availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the maximum facility size or a fixed charge coverage ratio of not less than 1.1, which is calculated based upon Adjusted EBITDA for the trailing twelve month period. As of September 30, 2014, Availability, as defined in the revolving credit facility agreement, was $149.6 million and we were in compliance with the fixed charge coverage ratio.

Maintenance capital expenditures for fiscal 2015 are estimated to be approximately $5.7 million to $6.2 million, excluding the capital requirements for leased fleet. In addition, we plan to invest an estimated $3.0 million in our propane operations. Paying distributions during fiscal 2015 at the current quarterly level of $0.0875 per unit, would result in an aggregate of approximately $20.0 million to common unit holders, $0.34 million to our general partner (including $0.25 million of incentive distribution as provided for in our Partnership Agreement) and $0.25 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the general partner. For fiscal 2015, the Partnership’s scheduled interest payments on its Senior Notes, which are due in December 2017, amount to $11.1 million. While the Partnership is not obligated to make a minimum required contribution to its two frozen defined benefit pension plans in fiscal year 2015, it is expected that a $1.7 million pension contribution may be made. In addition, we will continue to repurchase common units pursuant to our unit repurchase plan and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no special purpose entities or off balance sheet debt, other than operating leases entered into in the ordinary course of business.

Long-term contractual obligations, except for our long-term debt obligations, are not recorded in our consolidated balance sheet. Non-cancelable purchase obligations are obligations we incur during the normal course of business, based on projected needs. The Partnership had no capital lease obligations as of September 30, 2014.

Reserves for income taxes under FASB ASC 740-10-05 Income Taxes (“FIN 48”) are not included in the table because we cannot reasonably predict the ultimate timing of settlement of our reserves for income taxes with the respective taxing authorities.

The table below summarizes the payment schedule of our contractual obligations at September 30, 2014 (in thousands):

	Payments Due by Fiscal Year
			2016	2018
	Total	2015	and 2017	and 2019	Thereafter
Long-term debt obligations	$125,000	$—	$—	$125,000	$—
Operating lease obligations (a)	61,299	15,765	23,775	12,521	9,238
Purchase obligations and other (b)	24,028	11,783	10,314	1,262	669
Interest obligations (c)	40,103	16,066	22,188	1,849	—
Long-term liabilities reflected on the balance sheet (d)	2,946	350	700	700	1,196

	$253,376	$43,964	$56,977	$141,332	$11,103

(a)	Represents various operating leases for office space, trucks, vans and other equipment with third parties.
(b)	Represents non-cancelable commitments as of September 30, 2014 for operations such as weather hedge premiums, customer related invoice and statement processing, voice and data phone/computer services and real estate taxes on leased property.
(c)	Reflects 8.875% interest obligations on our $125.0 million senior notes due December 2017 and the unused commitment fee on the revolving credit facility.
(d)	Reflects long-term liabilities excluding a pension accrual of approximately $5.1 million. While the Partnership is not obligated to make a minimum required contribution to its two frozen defined benefit pension plans in fiscal year 2015, it is expected that a $1.7 million pension contribution may be made. For fiscal years 2016 through 2019 we estimate an average minimum required contribution of approximately $0.8 million per year.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles (“GAAP”) when it becomes effective. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2018, with early adoption prohibited. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Our significant accounting policies are discussed in Note 2 of the Notes to the Consolidated Financial Statements. We believe the following are our critical accounting policies and estimates:

Goodwill and Other Intangible Assets

We calculate amortization using the straight-line method over periods ranging from five to twenty years for intangible assets with finite useful lives based on historical statistics. We use amortization methods and determine asset values based on our best estimates using reasonable and supportable assumptions and projections. Key assumptions used to determine the value of these intangibles include projections of future customer attrition or growth rates, product margin increases, operating expenses, our cost of capital, and corporate income tax rates. For significant acquisitions we may engage a third party valuation firm to assist in the valuation of intangible assets of that acquisition. We assess the useful lives of intangible assets based on the estimated period over which we will receive benefit from such intangible assets such as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. At September 30, 2014, we had $100.8 million of net intangible assets subject to amortization. If lives were shortened by one year, we estimate that amortization for these assets for fiscal 2014 would have increased by approximately $1.8 million.

FASB ASC 350-10-05, Intangibles-Goodwill and Other, requires goodwill to be assessed at least annually for impairment. These assessments involve management’s estimates of future cash flows, market trends and other factors to determine the fair value of the reporting unit, which includes the goodwill to be assessed. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge is recorded if the carrying value of goodwill is determined to be greater than its fair value. At September 30, 2014, we had $209.3 million of goodwill.

The Partnership has one reporting segment. We test the carrying amount of goodwill annually during the fourth fiscal quarter. It was determined based on this analysis that there was no goodwill impairment as of August 31, 2014. The preparation of this analysis was based upon management’s estimates and assumptions, and future impairment calculations would be affected by actual results that are materially different from projected amounts. To provide for a sensitivity of the discount rates and transaction multiples used, ranges of high and low values are employed in the analysis, with the low values examined to ensure that a reasonably likely change in an assumption would not cause the Partnership to reach a different conclusion.

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

Insurance Reserves

We currently self-insure a portion of workers’ compensation, auto and general liability claims. We establish reserves based upon expectations as to what our ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience, supplemented by a third-party actuary. We periodically evaluate the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2014, we had approximately $57.3 million of net insurance reserves. The ultimate resolution of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material adverse effect on results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At September 30, 2014, we had outstanding borrowings totaling $125.0 million, none of which is subject to variable interest rates.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at September 30, 2014, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $9.9 million to a fair market value of $(0.1) million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $3.9 million to a negative fair market value of $(13.9) million.

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

The general partner’s chief executive officer and its chief financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2014 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, September 1992. Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of September 30, 2014.

On March 4, 2014, the Partnership completed the acquisition of Griffith Energy Services, Inc. (“Griffith”). In reliance on interpretive guidance issued by the SEC staff, management has chosen to exclude from its assessment of the effectiveness of internal control over financial reporting as of September 30, 2014, Griffith’s internal control over financial reporting associated with total assets of $99.2 million (of which $50.2 million represents goodwill and intangibles included within the scope of the assessment), which constituted about 14% of our total assets, and total revenues of $139.1 million, which constituted about 7% of our total revenues, included in the consolidated financial statements as of and for the year ended September 30, 2014. The Partnership will include its assessment of internal control over financial reporting for Griffith in our Annual Report on Form 10-K for our fiscal year ending September 30, 2015.

The effectiveness of our internal control over financial reporting as of September 30, 2014 has been audited by our independent registered public accounting firm, as stated in their report which is included herein.

(c) Remediation of Material Weakness

As previously disclosed in our form 10-Q for the quarter ended June 30, 2014, and in connection with our assessment of the effectiveness of internal control over financial reporting at September 30, 2013, management, in the third fiscal quarter ended June 30, 2014, became aware that a regional zone controller overrode controls over reporting to senior management certain state sales tax and petroleum tax assessments which primarily related to prior periods. The same employee also overrode certain reconciliation controls related to the accuracy and existence of installations and services sales and accounts receivable of an insignificant business (the “Impacted Business”) whose balances and results are maintained on an offline ledger and periodically transferred to the Partnership’s general ledger. This employee’s actions were in violation of the Partnership’s established control policies and procedures. These control deficiencies did not result in a material misstatement to the Partnership’s consolidated financial statements for any periods through and including the fiscal year ended September 30, 2013, or unaudited condensed consolidated financial statements for the first two fiscal quarters of 2014. The correction of these errors was recognized in our unaudited condensed consolidated financial statements for the quarter ended June 30, 2014. Management concluded that these deficiencies in the Company’s internal control over financial reporting constituted a material weakness as of the year ended September 30, 2013 and the quarters ended December 31, 2013, March 31, 2014, and June 30, 2014.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management of the Company implemented several processes to remediate the material weakness in the Company’s internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures including:

•	Appointment of an experienced zone controller to replace the prior zone controller of the accounting region in which the material weakness occurred.

•	Additional controls surrounding the collection, recording and remittance of non-income related taxes.

•	Reinforcement of management’s certification process to emphasize senior management’s accountability for, and commitment to maintaining an ethical environment.

•	Code of Conduct and Ethics trainings with all accounting and financial reporting personnel.

We have determined as of September 30, 2014 that the remediation controls discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable us to conclude that the material weakness has been remediated.

The effectiveness of any controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

We will continue to develop new policies and procedures as well as educate and train our employees on our existing policies and procedures in a continual effort to improve our internal control over financial reporting.

(d) Change in Internal Control over Financial Reporting.

The Partnership is in the early stages of integrating Griffith. The Partnership is analyzing, evaluating and, where necessary, will implement changes in controls and procedures relating to the Griffith business as integration proceeds. As a result, this process may result in additions or changes to our internal control over financial reporting.

Otherwise, except as described above in “—Remediation of Material Weakness,” there were no other changes in our internal control over financial reporting during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(e) Other

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

As of November 30, 2014, Kestrel Heat and its affiliates owned an aggregate of 13,872,567 common units, representing 24.22% of the issued and outstanding common units, and Kestrel Heat owned 325,729 general partner units.

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

Directors and Executive Officers of the General Partner

Directors are appointed for an indefinite term, subject to the discretion of Kestrel. The following table shows certain information for directors and executive officers of the general partner as of November 30, 2014:

Name	Age	Position
Paul A. Vermylen, Jr.	67	Chairman, Director
Steven J. Goldman	54	President, Chief Executive Officer and Director
Richard F. Ambury	57	Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Richard G. Oakley	54	Senior Vice President and Controller
Henry D. Babcock(1)	74	Director
C. Scott Baxter(1)	53	Director
Daniel P. Donovan	68	Director
Bryan H. Lawrence	72	Director
Sheldon B. Lubar	85	Director
William P. Nicoletti (1)	69	Director

(1)	Audit Committee member

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

Richard F. Ambury. Mr. Ambury has been Executive Vice President of Kestrel Heat since May 1, 2010 and has been Chief Financial Officer, Treasurer and Secretary of Kestrel Heat since April 28, 2006. Mr. Ambury was Chief Financial Officer, Treasurer and Secretary of Star Gas Partners from May 2005 until April 28, 2006. From November 2001 to May 2005, Mr. Ambury was Vice President and Treasurer of Star Gas Partners. From March 1999 to November 2001, Mr. Ambury was Vice President of Star Gas Propane, L.P. From February 1996 to March 1999, Mr. Ambury served as Vice President—Finance of Star Gas Corporation, a predecessor general partner. Mr. Ambury was employed by Petroleum Heat and Power Co., Inc. from June 1983 through February 1996, where he served in various accounting/finance capacities. From 1979 to 1983, Mr. Ambury was employed by a predecessor firm of KPMG, a public accounting firm. Mr. Ambury has been a Certified Public Accountant since 1981 and is a graduate of Marist College.

Richard G. Oakley. Mr. Oakley has been Senior Vice President and Controller of Kestrel Heat since May 1, 2014. From May 22, 2006 until April 30, 2014, Mr. Oakley was Vice President and Controller of Kestrel Heat. From September 1982 until May 2006 he held various positions with Meenan Oil Co. LP, most recently that of Controller since 1993. Mr. Oakley is a graduate of Long Island University.

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

Daniel P. Donovan. Mr. Donovan has been a director of Kestrel Heat since April 28, 2006. Mr. Donovan was Chief Executive Officer of Kestrel Heat from May 31, 2007 to September 30, 2013 and had been President from April 28, 2006 to September 30, 2013. From April 28, 2006 to May 30, 2007 Mr. Donovan was also the Chief Operating Officer of Kestrel Heat. Mr. Donovan was the President and Chief Operating Officer of a predecessor general partner, Star Gas LLC (“Star Gas”), from March 2005 until April 28, 2006. From May 2004 to March 2005 he was President and Chief Operating Officer of the Partnership’s heating oil segment. Mr. Donovan held various management positions with Meenan Oil Co. LP, from January 1980 to May 2004, including Vice President and General Manager from 1998 to 2004. Mr. Donovan worked for Mobil Oil Corp. from 1971 to 1980. His last position with Mobil was President and General Manager of its heating oil subsidiary in New York City and Long Island. Mr. Donovan is a graduate of St. Francis College in Brooklyn, New York and received an M.B.A. from Iona College.

Mr. Donovan’s in-depth knowledge of the Partnership’s business, having been its president and chief executive officer, and his substantial experience in the home heating oil industry, among other factors, led the Board to conclude that he should serve as a director of Kestrel Heat.

Bryan H. Lawrence. Mr. Lawrence has been a director of Kestrel Heat since April 28, 2006 and a manager of Kestrel since July 2005. Mr. Lawrence is a founder and senior manager of Yorktown Partners LLC, the manager of the Yorktown group of investment partnerships, which make investments in companies engaged in the energy industry. The Yorktown partnerships were formerly affiliated with the investment firm of Dillon, Read & Co. Inc., where Mr. Lawrence was employed beginning in 1966, serving as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997. Mr. Lawrence also serves as a director of Approach Resources, Inc., Carbon Natural Resources, Hallador Petroleum Company (each a United States publicly traded company), and certain non-public companies in the energy industry in which Yorktown partnerships hold equity interests. Mr. Lawrence is a graduate of Hamilton College and received an M.B.A. from Columbia University.

Mr. Lawrence’s significant financial and investment experience, and experience as a founder of Yorktown Energy Partners LLC, among other factors, led the Board to conclude that he should serve as a director of Kestrel Heat.

Sheldon B. Lubar. Mr. Lubar has been a director of Kestrel Heat since April 28, 2006 and a manager of Kestrel since July 2005. Mr. Lubar has been Chairman of the board of Lubar & Co. Incorporated, a private investment and venture capital firm he founded, since 1977. He was Chairman of the board of Christiana Companies, Inc., a logistics and manufacturing company, from 1987 until its merger with Weatherford International in 1995. Mr. Lubar had also been Chairman of Total Logistics, Inc., a logistics and manufacturing company until its acquisition in 2005 by SuperValu Inc. He has served as a director of Approach Resources, Inc. since June 2007 and Hallador Energy Company since 2008. He is also a director of several private companies. Mr. Lubar holds a bachelor’s degree in Business Administration and a Law degree from the University of Wisconsin-Madison. He was awarded honorary Doctor of Commercial Science degrees from the University of Wisconsin-Milwaukee, Medical College of Wisconsin, and the University of Wisconsin-Madison.

Mr. Lubar’s significant experience as a senior executive officer and as a director of other public companies, among other factors, led the Board to conclude that he should serve as a director of Kestrel Heat.

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

Director Independence

Section 303A of the New York Stock Exchange listed company manual provides that limited partnerships are not required to have a majority of independent directors. It is the policy of the Board of Directors that the Board shall at all times have at least three independent directors or such higher number as may be necessary to comply with the applicable federal securities law requirements. For the purposes of this policy, “independent director” has the meaning set forth in Section 10A(m) of the Securities Exchange Act of 1934, as amended, any applicable stock exchange rules and the rules and regulations promulgated in the Partnership governance guidelines available on its website www.Star-Gas.com . The Board of Directors has determined that Messrs. Nicoletti, Babcock, and Baxter are independent directors.

Meetings of Directors

During fiscal 2014, the Board of Directors of Kestrel Heat met six times. All directors attended each meeting except for one meeting in which two directors did not attend.

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

Members of the Audit Committee may not be employees of Kestrel Heat’s or its affiliated companies and must otherwise meet the New York Stock Exchange and SEC independence requirements for service on the Audit Committee. The Board of Directors has determined that Messrs. Nicoletti, Babcock and Baxter are independent directors in that they do not have any material relationships with the Partnership (either directly, or as a partner, shareholder or officer of an organization that has a relationship with the Partnership) and they otherwise meet the independence requirements of the NYSE and the SEC. The Partnership’s Board of Directors has also determined that at least one member of the Audit Committee, Mr. Nicoletti, meets the SEC criteria of an “audit committee financial expert.” Please see Mr. Nicoletti’s biography under “Directors and Officers of the General Partner” for his relevant experience regarding his qualifications as an “audit committee financial expert.”

During fiscal 2014, the Audit Committee of Kestrel Heat, LLC met eight times. All members attended each meeting except for one meeting in which one director did not attend.

Reimbursement of Expenses of the General Partner

The general partner does not receive any management fee or other compensation for its management of the Partnership. The general partner is reimbursed for all expenses incurred on behalf of the Partnership, including the cost of compensation, which is properly allocable to the Partnership. The Partnership Agreement provides that the general partner shall determine the expenses that are allocable to the Partnership in any reasonable manner determined by the general partner in its sole discretion. In addition, the general partner and its affiliates may provide services to the Partnership for which a reasonable fee would be charged as determined by the general partner. There were no reimbursements in fiscal year 2014.

Adoption of Code of Business Conduct and Ethics

The Partnership has adopted a written Code of Business Conduct and Ethics that applies to the Partnership’s officers and employees and the directors of its general partner. A copy of the Code of Business Conduct and Ethics is available on the Partnership’s website at www.Star-Gas.com or a copy may be obtained without charge, by contacting Investor Relations, (203) 328-7310.

The Partnership intends to post amendments to or waivers of its Code of Business Conduct and Ethics (to the extent applicable to any executive officer or director) on its website.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on copies of reports furnished to us, we believe that during fiscal year 2014, all reporting persons complied with the Section 16(a) filing requirements applicable to them, except for one late filing of a Form 5 filed by Henry Babcock.

Non-Management Directors and Interested Party Communications

The non-management directors on the Board of Directors of the general partner are Messrs. Babcock, Baxter, Donovan, Lawrence, Lubar, Nicoletti and Vermylen. The non-management directors have selected Mr. Vermylen, the Chairman of the Board, to serve as lead director to chair executive sessions of the non-management directors. Interested parties who wish to contact the non-management directors as a group may do so by contacting Paul A. Vermylen, Jr. c/o Star Gas Partners, L.P., 9 West Broad Street, Stamford, CT 06902.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Partnership’s Second Amended and Restated Agreement of Limited Partnership, provides that the general partner of the Partnership, Kestrel Heat, shall conduct, direct and manage all activities of the Partnership. The limited liability company agreement of the general partner provides that the business of the general partner shall be managed by a Board of Directors. The responsibility of the Board is to supervise and direct the management of the Partnership in the interest and for the benefit of the Partnership’s unitholders. Among the Board’s responsibilities is to regularly evaluate the performance and to approve the compensation of the Chief Executive Officer and, with the advice of the Chief Executive Officer, regularly evaluate the performance and approve the compensation of key executives.

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

Throughout this Report, each person who served as chief executive officer (“CEO”) during fiscal 2014, each person who served as chief financial officer (“CFO”) during fiscal 2014 and the one other most highly compensated executive officers serving at September 30, 2014 (there being no other executive officers who earned more than $100,000 during fiscal 2014) are referred to as the “named executive officers” and are included in the Executive Compensation Table.

In this Compensation Discussion and Analysis, we address the compensation paid or awarded to Messrs., Goldman, Ambury and Oakley. We refer to these executive officers as our “named executive officers.”

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

Compensation Methodology

The elements of the Partnership’s compensation program for named executive officers are intended to provide a total incentive package designed to drive performance and reward contributions in support of business strategies at the Partnership. Subject to the terms of employment agreements that have been entered into with the named executive officers, all compensation determinations are discretionary and subject to the decision-making authority of the Board of Directors. We do not use benchmarking as a fixed criterion to determine compensation. Rather, after subjectively setting compensation based on the policies discussed above under “Compensation Philosophy and Policies”, we reviewed the compensation paid to officers holding similar positions at our peer group companies and certain information for privately held companies to obtain a general understanding of the reasonableness of base salaries and other compensation payable to our named executive officers. Our peer group of public companies was comprised of the following companies: Amerigas Partners, L.P., Suburban Propane Partners, L.P., Ferrellgas Partners, L.P. and Global Partners, L.P. We chose these companies because they are master limited partnerships that are engaged in the retail distribution of energy products like the Partnership.

Elements of Executive Compensation

For the fiscal year ended September 30, 2014, the principal components of compensation for the named executive officers were:

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

The majority of the Partnership’s compensation allocation is weighted towards base salary and annual discretionary profit sharing allocation. In addition, during fiscal 2014, an aggregate of $99,553 was paid to the named executive officers under the terms of the Partnership’s management incentive compensation plan and represented a small portion of the executive compensation that was paid to these officers. If the Partnership is successful in increasing the overall level of distributions payable to unitholders, the amounts payable to the named executive officers under the management incentive compensation plan should increase.

We believe that together all of our compensation components provide a balanced mix of fixed compensation and compensation that is contingent upon each executive officer’s individual performance and our overall performance. A goal of the compensation program is to provide executive officers with a reasonable level of security through base salary and benefits, while rewarding them through incentive compensation to achieve business objectives and create unitholder value over time. We believe that each of our compensation components is important in achieving this goal. Base salaries provide executives with a base level of monthly income and security. Annual discretionary profit sharing allocations and long-term incentive awards provide an incentive to our executives to achieve business objectives that increase our financial performance, which creates unitholder value through continuity of, and increases in, distributions and increases in the market value of the units. In addition, we want to ensure that our compensation programs are appropriately designed to encourage executive officer retention, which is accomplished through all of our compensation elements.

Base Salary

The Board of Directors establishes base salaries for the named executive officers based on a number of factors, including:

•	The historical salaries for services rendered to the Partnership and responsibilities of the named executive officer.

•	The salaries of equivalent executive officers at our peer group companies and other data for our industry.

•	The prevailing levels of compensation and cost of living in the location in which the named executive officer works.

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

Profit Sharing Allocations

The Partnership maintains a profit sharing pool for certain employees, including named executive officers, which is equal to approximately 6.0% of the Partnership’s earnings before income taxes, depreciation and amortization, excluding items affecting comparability (“adjusted EBITDA”) for the given fiscal year. The annual discretionary profit sharing allocations paid to the named executive officers are payable from this pool. The size of the pool fluctuates based upon upward or downwards changes in adjusted EBITDA. Depending upon the size of the profit sharing pool, and the number of participants in the plan, the amount paid to the named officers could be more or less.

There are no set formulas for determining the amount payable to our named executive officers from the profit sharing plan. Factors considered by our CEO and the Board in determining the level of profit sharing allocations generally include, without assigning a particular weight to any factor:

(i)	whether or not we achieved certain budgeted goals for the year and any material shortfalls or superior performances relative to expectations. Under the plan, no profit sharing was payable with respect to fiscal 2014 unless the Partnership achieved actual adjusted EBITDA for fiscal 2014 of at least 70% of the amount of budgeted adjusted EBITDA for fiscal 2014.

(ii)	the level of difficulty associated with achieving such objectives based on the opportunities and challenges encountered during the year and;

(iii)	significant transactions or accomplishments for the period not included in the goals for the year.

Our CEO takes these factors into consideration as well as the relative contributions of each of the named executive officers to the year’s performance in developing his recommendations for profit sharing amounts. Based on such assessment, our CEO submits recommendations to the Board of Directors for the annual profit sharing amounts to be paid to our named executive officers (other than the CEO), for the Board’s review and approval. Similarly, the Chairman assesses the CEO’s contribution toward meeting the Partnership’s goals based upon the above factors, and recommends to the Board of Directors a profit sharing allocation for the CEO it believes to be commensurate with such contribution.

The Board of Directors retains the ultimate discretion to determine whether the named executive officers will receive annual profit sharing allocations based upon the factors discussed above.

Management Incentive Compensation Plan

In fiscal 2007, following the Partnership’s recapitalization, the Board of Directors adopted the Management Incentive Compensation Plan (the “Plan”) for employees of the Partnership. Under the Plan, certain named employees who participate shall be entitled to receive a pro rata share (as determined in the manner described below) of an amount in cash equal to:

•

50% of the distributions (“Incentive Distributions”) of Available Cash in excess of the minimum quarterly distribution of $0.0675 per unit otherwise distributable to Kestrel Heat pursuant to the Partnership Agreement on account of its general partner units; and

•

50% of the cash proceeds (the “Gains Interest”) which Kestrel Heat shall receive from any sale of its general partner units (as defined in the Partnership Agreement), less expenses and applicable taxes.

The Partnership believes that the Plan provides a long-term incentive to its participants because it encourages the Partnership’s management to increase the Partnership’s available cash for distributions in order to trigger the incentive distributions that are only payable if distributions from available cash exceeds certain target distribution levels, with higher amounts of incentive distributions triggered by higher levels of distributions. Such increases are not sustainable on a consistent basis without long-term improvements in the Partnership’s operations. In addition, under certain Plan amendments that were adopted in 2012, the participation points of existing plan participants will vest and become irrevocable over a four year period, provided that the participants continue to be employed by the Partnership during the vesting period. The Partnership believes that this will help ensure that the Plan participants who include our named executive officers will have a continuing personal interest in the success of the Partnership.

The pro rata share payable to each participant under the Plan is based on the number of participation points as described under “Fiscal 2014 Compensation Decisions—Management Incentive Compensation Plan.” The amount paid in Incentive Distributions is governed by the partnership agreement and the calculation of Available Cash. (as defined in our partnership agreement) is distributed to the holders of the Partnership’s common units and general partner units in the following manner:

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

The Plan is administered by the Partnership’s Chief Financial Officer under the direction of the Board or by such other officer as the Board may from time to time direct. In general, no payments will be made under the Plan if the Partnership is not distributing cash under the Incentive Distributions described above.

Effective as of July 19, 2012, the Board of Directors adopted certain amendments (the “Plan Amendments”) to the Plan. Under the Plan Amendments, the number and identity of the Plan participants and their participation interests in the Plan have been frozen at the current levels. In addition, under the Plan Amendments, the plan benefits (to the extent vested) may be transferred upon the death of a participant to his or her heirs. A participant’s vested percentage of his or her plan benefits will be 100% during the time a participant is an employee or consultant of the Partnership. Following the termination of such positions, a participant’s vested percentage shall be equal to 20% for each full or partial year of employment or consultation with the Partnership starting with the fiscal year ended September 30, 2012 (33 1/3% in the case of the Partnership’s chief executive officer at that time).

The Partnership distributed approximately $223,486 in Incentive Distributions under the Plan during fiscal 2014, including payments to the named executive officers of approximately $99,553. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its general partner units within the next twelve months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

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

The Partnership makes a 4% (or a maximum of 5.5% for participants who had 10 or more years of service at the time the Partnership’s defined benefit plans were frozen and who have reached the age 55) core contribution of a participant’s compensation and generally can match 2/3 up to 3.0% of a participant’s contributions, subject to IRS limitations.

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

Fiscal 2014 Compensation Decisions

For fiscal 2014, the foregoing elements of compensation were applied as follows:

Base Salary

The following table sets forth each named executive officer’s base salary as of October 1, 2014 and the percentage increase in base salary over October 1, 2013. The current base salaries for our named executive officers were determined based upon the factors discussed under the caption “Base Salary.” The average percentage increase in base salary for executives in our peer group was approximately 5.3%.

Name	Salary	Percentage Over Prior Year
Steven J. Goldman	$390,000	8.3%
Richard F. Ambury	$348,140	2.9%
Richard G. Oakley	$240,000	6.9%

Annual Discretionary Profit Sharing Allocation

Based on the annual performance reviews for the Partnership’s CEO and named executive officers, the Board approved annual profit sharing allocations as reflected in the “Summary Compensation Table” and notes thereto. For fiscal 2014 the profit sharing amounts reflected in the Summary Compensation Table are 74%, 37%, and 47% higher than fiscal 2013 for Messrs. Goldman, Ambury, and Oakley, respectively. The increase for Mr. Goldman reflects his promotion to Chief Executive Officer on October 1, 2013, and the increase for Mr. Oakley reflects his promotion to Senior Vice President on April 21, 2014. One of the Partnership’s primary performance measures for profit sharing purpose is adjusted EBITDA. This adjusted EBITDA increased by $24.6 million, or 26.5%, to $117.6 million for fiscal 2014, and the Partnership generated cash in excess of distributions paid. For the Partnership’s peer group, the average percentage increase in adjusted EBITDA was 6.9%. Our increase in adjusted EBITDA was due, among other reasons, to 9.2% colder weather than the prior year, margin management, expense control and acquisitions. In addition, the Partnership’s net customer attrition was reduced to 0.9%, the lowest level achieved over the last ten years. Net customer attrition for the preceding four years averaged 4.2%. In fiscal 2014, the Partnership completed the acquisition of Griffith. The purchase price for this acquisition was $97.7 million and added approximately 50,000 customers. Also during fiscal 2014, the Partnership amended and extended its bank credit facility and modified certain covenants to improve the Partnership’s liquidity, permit the acquisition of Griffith and increased the total facility size by $100 million to $450 million. The Partnership has also continued to focus on its initiatives to increase revenues other than through the sale of home heating oil and organically expanded its presence in the distribution of propane and its other service offerings during fiscal 2014.

Messrs. Goldman, Ambury, and Oakley were instrumental to the Partnership’s many achievements during fiscal 2014.

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

In fiscal 2014, $99,553 was paid to the named executive officers under the Plan as indicated in the following chart:

	Fiscal 2014		Management Incentive
Name	Points	Percentage	Payments
Steven J. Goldman	215	19.5%	$43,681
Richard F. Ambury	235	21.4%	47,745
Richard G. Oakley	40	3.6%	8,127
Other Plan Participants (a)	610	55.5%	123,933

Total	1,100	100.0%	$223,486

(a)	Includes 300 points (27.3%) that were awarded to Mr. Donovan prior to his retirement as the Partnership’s President and Chief Executive Officer effective September 30, 2013.

Retirement and Health Benefits

The named executive officers participate in the Partnership’s retirement and health benefit plans.

Employment Contracts and Severance Agreements

Agreement with Steven J. Goldman

Effective October 1, 2013, Steven J. Goldman was appointed the President and Chief Executive Officer of the Partnership. Mr. Goldman entered into a three year employment agreement with the Partnership, effective as of October 1, 2013. Under his employment agreement, if Mr. Goldman is terminated for reasons other than cause or if he terminates his employment for good reason, Mr. Goldman will be entitled to one year’s salary as severance.

Agreement with Richard F. Ambury

The Partnership entered into an employment agreement with Mr. Ambury effective as of April 28, 2008. Mr. Ambury will serve as Chief Financial Officer and Treasurer of the Partnership and its subsidiaries. The employment agreement provides for one year’s salary as severance if Mr. Ambury’s employment is terminated without cause or by Mr. Ambury for good reason.

Agreement with Richard G. Oakley

Effective November 2, 2009, the Partnership entered into an agreement with Mr. Richard G. Oakley pursuant to which Mr. Oakley will continue to be employed as Senior Vice President—Controller on an at-will basis, and provides for one year’s salary as severance if his employment is terminated for reasons other than cause.

Change In Control Agreements

We have entered into a Change In Control Agreement with Mr. Goldman, Chief Executive Officer and Mr. Ambury, Chief Financial Officer. Under the terms of each agreement, if either of these executive officers is terminated as a result of a change in control (as defined in the agreement) he will be entitled to a payment equal to two times his base annual salary in the year of such termination plus two times the average amount paid as a bonus and/or as profit sharing during the three years preceding the year of such termination. The term change in control means the present equity owners of Kestrel and their affiliates collectively cease to beneficially own equity interests having the voting power to elect at least a majority of the members of the board of directors or other governing board of the general partner of the Partnership or any successor entity to the Partnership. If a change in control were to have occurred and their employment was terminated as of the date of this report, Mr. Goldman would have received a payment of $1,860,700 and Mr. Ambury would have received a payment of $1,678,900.

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

The Board of Directors reviewed and discussed with the Partnership’s management the Compensation Discussion and Analysis contained in this annual report on Form 10-K. Based on that review and discussion, the Board of Directors recommends that the Compensation Discussion and Analysis be included in the Partnership’s annual report on Form 10-K for the year ended September 30, 2014.

Paul A. Vermylen, Jr.

Steven J. Goldman

Henry D. Babcock

C. Scott Baxter

Daniel P. Donovan

Bryan H. Lawrence

Sheldon B. Lubar

William P. Nicoletti

Executive Compensation Table

The following table sets forth the annual salary compensation, bonus and all other compensation awards earned and accrued by the named executive officers in the fiscal year.

	Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Bonus	Unit Awards	Option Awards	Non- Equity Incentive Plan Comp.(1)	Change in Pension Value and Nonqualified Deferred Comp. Earnings (2)	All Other Comp.(3)	Total
Steven J. Goldman	2014	$360,000	—	—	—	$833,000	$—	$80,933	$1,273,933
President and	2013	$324,233	—	—	—	$478,000	$—	$68,197	$870,430
Chief Executive Officer	2012	$321,300	—	—	—	$310,000	$—	$62,664	$693,964

Richard F. Ambury	2014	$342,345	—	—	—	$663,000	$48,781	$86,559	$1,140,685
Chief Financial Officer,	2013	$334,433	—	—	—	$483,000	$—	$73,543	$890,976
Executive Vice President,	2012	$331,500	—	—	—	$328,000	$45,171	$64,756	$769,427
Treasurer and Secretary

Richard G. Oakley	2014	$230,958	—	—	—	$250,000	$68,728	$41,719	$591,405
Senior Vice President -	2013	$219,341	—	—	—	$170,000	$—	$37,660	$427,001
Controller	2012	$219,200	—	—	—	$112,000	$65,800	$36,043	$433,043

(1)	Payable pursuant to the Partnership’s profit sharing pool, which is described under “Compensation Discussion and Analysis – Profit Sharing Allocation.”
(2)	The Partnership has two frozen defined benefit pension plans that we sometimes refer in this Report as the Petro defined benefit pension plan and the Meenan defined benefit pension plan, where participants are not accruing additional benefits. Mr. Ambury also participated in a tax-qualified supplemental employee retirement plan which prior to being frozen in 1997, represented contributions to an employee plan to compensate for a reduction in certain benefits prior to 1997. Included in Mr. Ambury’s amounts for the Change in Pension Value and Nonqualified Deferred Comp. Earnings are $7,836, $0, and $7,256 for fiscal years 2014, 2013, and 2012 respectively, for the actuarial changes in the value of his frozen supplemental employee retirement plan. The change in all the named executive’s pension values (including the supplemental employee retirement plan) are non-cash, and reflect normal adjustments resulting from changes in discount rates and government mandated mortality tables.
(3)	All other compensation is subdivided as follows:

Name	Management Incentive Compensation Plan	Company Match and Core Contribution to 401(K) Plan	Car Allowance or Monetary Value for Personal Use of Company Owned Vehicle	Total
Steven J. Goldman	$43,681	$16,355	$20,897	$80,933
Richard F. Ambury	$47,745	$19,614	$19,200	$86,559
Richard G. Oakley	$8,127	$15,792	$17,800	$41,719

Grants of Plan-Based Awards

		Estimated Future Payouts Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan			All Other Stocks Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date (1)	Threshold ($)	Target ($) (2)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Option Awards
Steven J. Goldman	7/21/09	—	833,000	—	—	—	—	—	—	—	—
Richard F. Ambury	7/21/09	—	663,000	—	—	—	—	—	—	—	—
Richard G. Oakley	7/21/09	—	250,000	—	—	—	—	—	—	—	—

(1)	On July 21, 2009, the Board of Directors authorized the continuance of the Partnership’s annual profit sharing plan, subject to its power to terminate the plan at any time. Profit sharing allocations are described under “Compensation Philosophy and Policies—Profit Sharing Allocations.”
(2)	The Partnership’s annual profit sharing plan does not provide for thresholds or maximums; the amounts listed represent the actual awards to the named executive officers for fiscal 2014.

Outstanding Equity Awards at Fiscal Year-End

None

Option Exercises and Stock Vested

None

Pension Plans Pursuant to Which Named Executive Officers Have an Accumulated Benefit But Are Not Currently Accruing Benefits

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Richard F. Ambury (1)	Retirement Plan	13	$228,144	$—
	Supplemental Employee
	Retirement Plan	—	$43,662	$—
Richard G. Oakley (1)	Retirement Plan	19	$355,991	$—

(1)	The named executive officers have accumulated benefits in the tax-qualified Petro defined benefit pension plan that was frozen in 1997 or in the tax-qualified Meenan defined benefit pension plan that was frozen in 2002, subsequent to its combination with Petro. Mr. Ambury also participated in a tax-qualified supplemental employee retirement plan which, prior to being frozen in 1997, represented contributions to an employee plan to compensate for a reduction in certain benefits prior to 1997. Mr. Goldman was not a participant in any of these plans. Each year, the name executive officer’s accumulated benefits are actuarially calculated generally based on the credited years of service and each employee’s compensation at the time the plan was frozen. The present value of these amounts are the present value of a single life annuity generally payable at later or normal retirement age, adjusted for changes in discount rates and government mandated mortality tables. See note 12. Employee Benefit Plans, to the Partnership’s consolidated financial statements, for the material assumptions applied in quantifying the present value of the accumulated benefits of these frozen plans.

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

Name	Potential Payments Upon Termination	Potential Payments Following a Change of Control
Steven J. Goldman	$390,000	$1,860,700
Richard F. Ambury	$348,140	$1,678,900
Richard G. Oakley	$240,000	$—

Compensation of Directors

	Director Compensation Table
Name	Fees Earned or Paid in Cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
Paul A. Vermylen, Jr. (1)	$129,000	—	—	—	$104,224	$69,527	$302,751
Daniel P. Donovan (4)	$—	—	—	—	$119,046	$552,986	$672,032
Henry D. Babcock (5)	$80,750	—	—	—	$—	$—	$80,750
C. Scott Baxter (5)	$82,250	—	—	—	$—	$—	$82,250
Bryan H. Lawrence (6)	$—	—	—	—	$—	$—	$—
Sheldon B. Lubar	$58,542	—	—	—	$—	$—	$58,542
William P. Nicoletti (7)	$90,958	—	—	—	$—	$—	$90,958

(1)	Mr. Vermylen is non-executive Chairman of the Board.
(2)	Mr. Vermylen and Mr. Donovan participate in one of the Partnership’s frozen defined benefit pension plans. Participants are currently not accruing additional benefits under the frozen plan. The change in the pension value reflects normal non-cash adjustments resulting from changes in discount rates and government mandated mortality tables.
(3)	Mr. Vermylen and Mr. Donovan reached the Partnership’s frozen defined benefit pension plan full retirement age in fiscal year 2012 and 2011, respectively, and started receiving pension payments.
(4)	Mr. Donovan was a management director until September 30, 2013. Mr. Donovan retired as the President and Chief Executive Officer of the Partnership and its subsidiaries, effective as of September 30, 2013. Mr. Donovan will continue as a director of our general partner but will not receive fees for board or committee service. In addition, in accordance with a letter agreement effective as of October 1, 2013, Mr. Donovan will serve as a consultant to us for a two year period for which he will receive consulting fees of $250,000 per annum. The amount included for Mr. Donovan in all other compensation represents $250,000 for consulting fees, $178,924 for his full SERP payout, $60,951 for amounts paid to him under the management incentive compensation plan, and $63,111 for pension payments.
(5)	Mr. Babcock and Mr. Baxter are Audit Committee members.
(6)	Mr. Lawrence has chosen not to receive any fees as a director of the general partner of the Partnership.
(7)	Mr. Nicoletti is Chairman of the Audit Committee.

Each non-management director receives an annual fee of $52,500 plus $1,500 for each regular and telephonic meeting attended. The Chairman of the Audit Committee receives an annual fee of $21,000 while other Audit Committee members receive an annual fee of $10,500. Each member of the Audit Committee receives $1,500 for every regular and telephonic meeting attended. The non-executive chairman of the Board receives an annual fee of $120,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership as of November 30, 2014 of common units and general partner units by:

(1) Kestrel and certain beneficial owners;

(2) each of the named executive officers and directors of Kestrel Heat;

(3) all directors and executive officers of Kestrel Heat as a group; and

(4) each person the Partnership knows to hold 5% or more of the Partnership’s units.

Except as indicated, the address of each person is c/o Star Gas Partners, L.P. at 9 West Broad Street, Street, Stamford, Connecticut 06902.

	Common Units			General Partner Units
Name	Number	Percentage		Number	Percentage
Kestrel (a)	13,261,350	23.15%		325,729	100.00%
Paul A. Vermylen, Jr.	200,000		*
Sheldon B. Lubar	200,000		*
Henry D. Babcock	106,121		*
William P. Nicoletti	35,506		*
Bryan H. Lawrence	—	—
C. Scott Baxter	—	—
Daniel P. Donovan	25,000		*
Richard F. Ambury	21,890		*
Steven J. Goldman	22,700		*
Richard G. Oakley	—	—
All officers and directors and Kestrel Heat, LLC as a group (11 persons)	13,872,567	24.22%		325,729	100.00%
Bandera Partners LLC (b)	4,959,721	8.66%

(a)	Includes (i) 500,000 common units and 325,729 general partner units owned by Kestrel Heat, and (ii) 12,761,350 common units owned by KM2, LLC, a Delaware limited liability company (“KM2”) as to which Kestrel, in its capacity as sole member of Kestrel Heat and KM2, may be deemed to share beneficial ownership.
(b)	According to a Form 13F filed by Bandera Partners LLC with the SEC on August 14, 2014.
*	Amount represents less than 1%.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

For the years ended September 30, 2014, 2013, and 2012, the Partnership had no related party transactions or agreements pursuant to Item 404 of regulation S-K.

Our Code of Business Conduct and Ethics applies to our directors, officers, employees and their affiliates. It deals with conflicts of interest (e.g., transactions with the Partnership), confidential information, use of Partnership assets, business dealings, and other similar topics. The Code requires officers, directors and employees to avoid even the appearance of a conflict of interest and to report potential conflicts of interest to the Partnership’s Controller or Manager of Internal Audit.

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

The general partner (including the Conflicts Committee) is authorized in connection with its determination of what is “fair and reasonable” to the Partnership and in connection with its resolution of any conflict of interest to consider:

(A)	the relative interests of any party to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interest;

(B)	any customary or accepted industry practices and any customary or historical dealings with a particular person;

(C)	any applicable generally accepted accounting practices or principles; and

(D)	such additional factors as the general partner (including the Conflicts Committee) determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents the aggregate fees for professional audit services rendered by KPMG LLP including fees for the audit of the Partnership’s annual financial statements for the fiscal years 2014 and 2013, and for fees billed and accrued for other services rendered by KPMG LLP (in thousands).

	2014	2013
Audit Fees(1)	$1,805	$1,495
Tax Fees(2)	459	496

Total Fees	$2,264	$1,991

(1)

Audit fees were for professional services rendered in connection with audits and quarterly reviews of the consolidated financial statements of the Partnership. The fiscal 2014 amount includes $1.5 million in base audit fees and $0.3 million in fees related to the Griffith acquisition, internal controls and other audit matters.

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

1. Financial Statements—See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

2. Financial Statement Schedule—See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

3. Exhibits—See “Index to Exhibits” set forth on the following page.

INDEX TO EXHIBITS

Exhibit Number	Incorp by Ref. to Exh.	Description
3.1	3.1(1)	Amended and Restated Certificate of Limited Partnership
4.1	99.1(2)	Second Amended and Restated Agreement of Limited Partnership
4.2	99.3(3)	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership
4.3	4.3(16)	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership
4.4	(20)	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership
10.1	99.2(5)	Letter Agreement and general release dated March 7, 2005 between Star Gas Partners L.P. and Irik P. Sevin†
10.2	99.2(3)	Management Incentive Compensation Plan†
10.3	(20)	Amended and Restated Management Incentive Compensation Plan†
10.4	99.4(3)	Form of Indemnification Agreement for Officers and Directors.
10.5	(4)	Approved Dealer / Contractor Agreement dated as of July 11, 2006 by and between AFC First Financial Corporation and Petro Holdings, Inc.
10.6	99.4(7)	Form of Amendment No. 1 to Indemnification Agreement.
10.7	*	Description of 2014 Profit Sharing Plan.†
10.8	(10)	Employment Agreement dated December 3, 2007 between Star Gas Partners, L.P. and Steven J. Goldman.†
10.9	(10)	Change in Control Agreement dated December 4, 2007 between Star Gas Partners, L.P. and Daniel P. Donovan.†
10.10	(10)	Change in Control Agreement dated December 4, 2007 between Star Gas Partners, L.P. and Richard F. Ambury.†
10.11	(11)	Employment Agreement dated April 28, 2008 between Star Gas Partners, L.P. and Richard Ambury†
10.12	(13)	Agreement dated November 2, 2009 between Star Gas Partners, L.P. and Richard G. Oakley.†
10.13	(14)	Champion Equity Purchase Agreement dated as of May 10, 2010.
10.14	(15)	Employment Agreement dated as of November 8, 2010 between Star Gas Partners, L.P. and Daniel P. Donovan.
10.15	10.21(16)	Senior Notes Purchase Agreement, dated as of November 10, 2010, between Star Gas Partners, L.P., J.P. Morgan Securities LLC and RBS.
10.16	10.23(16)	Indenture dated as of November 16, 2010 for the 8.875% Senior Notes due 2017.
10.17	10.24(17)	Amended and Restated Revolving Credit Facility Agreement dated as of June 3, 2011.
10.18	10.25(17)	Amended and Restated Pledge Agreement dated as of June 3, 2011.
10.19	(18)	First Amendment dated as of November 22, 2011 to Amended and Restated Revolving Credit Facility Agreement.
10.20	(19)	Second Amendment dated as of April 6, 2012 to Amended and Restated Revolving Credit Facility Agreement.
10.21	(21)	Letter Agreement, dated as of July 22, 2013, between the Partnership and Dan Donovan. †
10.22	(21)	Letter Agreement, dated as of July 22, 2013, between the Partnership and Steven Goldman regarding employment.†
10.23	(21)	Letter Agreement, dated as of July 22, 2013, between the Partnership and Steven Goldman regarding Change of Control.†
10.24	(22)	Second Amended and Restated Revolving Credit Facility Agreement dated January 14, 2014.
10.25	(22)	Second Amended and Restated Pledge and Security Agreement dated January 14, 2014.
10.26	(22)	Stock Purchase Agreement between Central Hudson Enterprises Corporation and Petro Holdings, Inc. dated as of January 27, 2014.
14	(23)	Code of Business Conduct and Ethics
21	*	Subsidiaries of the Registrant
31.1	*	Certification of Chief Executive Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).
31.2	*	Certification of Chief Financial Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed Herewith
†	Employee compensation plan.
(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2006.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K dated April 28, 2006.
(3)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K dated July 20, 2006.
(4)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the Commission on January 17, 2007.
(5)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2005.
(6)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated December 5, 2005.
(7)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated October 19, 2006.
(8)	Intentionally Omitted.
(9)	Intentionally Omitted.
(10)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the Commission on December 7, 2007.
(11)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed with the Commission on December 10, 2008.
(12)	Intentionally Omitted.
(13)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 3, 2009.
(14)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010.
(15)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 12, 2010.
(16)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
(17)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated June 7, 2011.
(18)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
(19)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.
(20)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated July 20, 2012.
(21)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated July 23, 2013.
(22)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013.
(23)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 14, 2014.

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
Steven J. Goldman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Steven J. Goldman Steven J. Goldman	President and Chief Executive Officer and Director Kestrel Heat, LLC	December 10, 2014

/s/ Richard F. Ambury Richard F. Ambury	Chief Financial Officer, Executive Vice President, Treasurer and Secretary (Principal Financial Officer) Kestrel Heat, LLC	December 10, 2014

/s/ Richard G. Oakley Richard G. Oakley	Senior Vice President—Controller (Principal Accounting Officer) Kestrel Heat, LLC	December 10, 2014

/s/ Paul A. Vermylen, Jr. Paul A. Vermylen, Jr.	Non-Executive Chairman of the Board and Director Kestrel Heat, LLC	December 10, 2014

/s/ Henry D. Babcock Henry D. Babcock	Director Kestrel Heat, LLC	December 10, 2014

/s/ C. Scott Baxter C. Scott Baxter	Director Kestrel Heat, LLC	December 10, 2014

/s/ Daniel P. Donovan Daniel P. Donovan	Director Kestrel Heat, LLC	December 10, 2014

/s/ Bryan H. Lawrence Bryan H. Lawrence	Director Kestrel Heat, LLC	December 10, 2014

/s/ Sheldon B. Lubar Sheldon B. Lubar	Director Kestrel Heat, LLC	December 10, 2014

/s/ William P. Nicoletti William P. Nicoletti	Director Kestrel Heat, LLC	December 10, 2014

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page
Part II Financial Information:

Item 8—Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 30, 2014 and September 30, 2013	F-3

Consolidated Statements of Operations for the years ended September 30, 2014, September 30, 2013 and September 30, 2012	F-4

Consolidated Statements of Comprehensive Income for the years ended September 30, 2014, September 30, 2013 and September 30, 2012	F-5

Consolidated Statements of Partners’ Capital for the years ended September 30, 2014, September 30, 2013 and September 30, 2012	F-6

Consolidated Statements of Cash Flows for the years ended September 30, 2014, September 30, 2013 and September 30, 2012	F-7

Notes to Consolidated Financial Statements	F-8 – F-29

Schedules for the years ended September 30, 2014, September 30, 2013 and September 30, 2012

I. Condensed Financial Information of Registrant	F-30 – F-32

II. Valuation and Qualifying Accounts	F-33

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes therein.

Report of Independent Registered Public Accounting Firm

The Partners of Star Gas Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Star Gas Partners, L.P. and Subsidiaries (the “Partnership”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the years in the three-year period ended September 30, 2014. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules I and II listed in the accompanying index. We also have audited the Partnership’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Partnership’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Gas Partners, L.P. and Subsidiaries as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the related financial statement schedules I and II listed in the accompanying index, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, Star Gas Partners, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by COSO.

Star Gas Partners, L.P. acquired Griffith Energy Services, Inc. (“Griffith”) during 2014, and management excluded from its assessment of the effectiveness of the Partnership’s internal control over financial reporting as of September 30, 2014, Griffith’s internal control over financial reporting associated with total assets of $99.2 million (of which $50.2 million represents goodwill and intangibles included within the scope of the assessment) and total revenues of $139.1 million included in the consolidated financial statements of the Partnership as of and for the year ended September 30, 2014. Our audit of internal control over financial reporting of Star Gas Partners, L.P. also excluded an evaluation of the internal control over financial reporting of Griffith Energy Services, Inc.

/s/ KPMG LLP

Stamford, Connecticut

December 10, 2014

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$48,999	$85,057
Receivables, net of allowance of $9,220 and $7,928, respectively	123,800	96,124
Inventories	59,240	68,150
Fair asset value of derivative instruments	2,342	646
Current deferred tax assets, net	38,141	32,447
Prepaid expenses and other current assets	23,943	23,456

Total current assets	296,465	305,880

Property and equipment, net	67,419	51,323
Goodwill	209,331	201,130
Intangibles, net	100,783	66,790
Deferred charges and other assets, net	11,109	7,381

Total assets	$685,107	$632,504

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$21,644	$18,681
Fair liability value of derivative instruments	12,358	3,999
Accrued expenses and other current liabilities	102,934	87,142
Unearned service contract revenue	43,901	40,608
Customer credit balances	72,595	70,196

Total current liabilities	253,432	220,626

Long-term debt	124,572	124,460
Long-term deferred tax liabilities, net	25,181	19,292
Other long-term liabilities	8,677	8,845
Partners’ capital
Common unitholders	296,968	282,289
General partner	(105)	3
Accumulated other comprehensive loss, net of taxes	(23,618)	(23,011)

Total partners’ capital	273,245	259,281

Total liabilities and partners’ capital	$685,107	$632,504

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
(in thousands, except per unit data)	2014	2013	2012
Sales:
Product	$1,734,475	$1,518,738	$1,295,374
Installations and services	227,249	223,058	202,214

Total sales	1,961,724	1,741,796	1,497,588
Cost and expenses:
Cost of product	1,349,432	1,192,009	1,024,071
Cost of installations and services	205,868	196,659	175,740
(Increase) decrease in the fair value of derivative instruments	6,566	6,775	(8,549)
Delivery and branch expenses	282,646	250,210	217,376
Depreciation and amortization expenses	21,635	17,303	16,395
General and administrative expenses	22,592	18,356	18,689
Finance charge income	(6,870)	(5,521)	(4,393)

Operating income	79,855	66,005	58,259
Interest expense, net	(16,854)	(14,433)	(14,060)
Amortization of debt issuance costs	(1,602)	(1,745)	(1,634)

Income before income taxes	61,399	49,827	42,565
Income tax expense	25,315	19,921	16,576

Net income	$36,084	$29,906	$25,989
General Partner’s interest in net income	203	159	136

Limited Partners’ interest in net income	$35,881	$29,747	$25,853

Basic and diluted income per Limited Partner Unit (1):	$0.57	$0.47	$0.40

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	57,476	59,409	61,931

(1)	See Note 17 Earnings Per Limited Partner Units.

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
(in thousands)	2014	2013	2012
Net income	$36,084	$29,906	$25,989
Other comprehensive income (loss):
Unrealized gain (loss) on pension plan obligation (1)	(1,070)	6,337	1,176
Tax effect of unrealized gain (loss) on pension plan obligation	463	(2,577)	(480)

Total other comprehensive income (loss)	(607)	3,760	696

Total comprehensive income	$35,477	$33,666	$26,685

(1)	These items are included in the computation of net periodic pension cost. See Note 12—Employee Benefit Plan.

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

Years Ended September 30, 2014, 2013 and 2012

	Number of Units
(in thousands)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2011	64,970	326	$299,913	$187	$(27,467)	$272,633
Net income			25,853	136		25,989
Unrealized gain on pension plan obligation (1)					1,176	1,176
Tax effect of unrealized gain on pension plan obligation					(480)	(480)
Distributions (2)			(19,299)	(226)		(19,525)
Retirement of units (3)	(3,968)		(19,648)			(19,648)

Balance as of September 30, 2012	61,002	326	$286,819	$97	$(26,771)	$260,145
Net income			29,747	159		29,906
Unrealized gain on pension plan obligation (1)					6,337	6,337
Tax effect of unrealized gain on pension plan obligation					(2,577)	(2,577)
Distributions (2)			(19,060)	(253)		(19,313)
Retirement of units (3)	(3,284)		(15,217)			(15,217)

Balance as of September 30, 2013	57,718	326	$282,289	$3	$(23,011)	$259,281
Net income			35,881	203		36,084
Unrealized loss on pension plan obligation (1)					(1,070)	(1,070)
Tax effect of unrealized loss on pension plan obligation					463	463
Distributions (2)			(19,539)	(311)		(19,850)
Retirement of units (3)	(313)		(1,663)			(1,663)

Balance as of September 30, 2014	57,405	326	$296,968	$(105)	$(23,618)	$273,245

(1)	These items are included in the computation of net periodic pension cost. See Note 12—Employee Benefit Plan.
(2)	See Note 3—Quarterly Distributions of Available Cash.
(3)	See Note 4—Common Unit Repurchase and Retirement.

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2014	2013	2012
Cash flows provided by (used in) operating activities:
Net income	$36,084	$29,906	$25,989
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	6,566	6,775	(8,549)
Depreciation and amortization	23,237	19,047	18,029
Provision for losses on accounts receivable	7,514	6,481	6,017
Change in deferred taxes	658	1,676	12,913
Changes in operating assets and liabilities net of amounts related to acquisitions:
(Increase) decrease in receivables	12,771	(14,074)	5,804
(Increase) decrease in inventories	14,057	(20,664)	34,335
Decrease in other assets	2,571	4,207	4,226
Increase (decrease) in accounts payable	(8,091)	(4,555)	3,372
Increase (decrease) in customer credit balances	(2,433)	(15,878)	11,952
Increase (decrease) in other current and long-term liabilities	2,221	5,571	(8,260)

Net cash provided by operating activities	95,155	18,492	105,828

Cash flows provided by (used in) investing activities:
Capital expenditures	(9,112)	(5,994)	(5,803)
Proceeds from sales of fixed assets	257	410	503
Acquisitions (net of cash acquired of $4,151, $0 and $0, respectively)	(98,463)	(1,376)	(39,217)

Net cash used in investing activities	(107,318)	(6,960)	(44,517)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	195,482	111,542	86,252
Revolving credit facility repayments	(195,482)	(111,542)	(86,252)
Distributions	(19,850)	(19,313)	(19,525)
Unit repurchase	(1,663)	(15,217)	(19,648)
Increase in deferred charges	(2,382)	(36)	(836)

Net cash used in financing activities	(23,895)	(34,566)	(40,009)

Net increase (decrease) in cash	(36,058)	(23,034)	21,302
Cash and equivalents at beginning of period	85,057	108,091	86,789

Cash and equivalents at end of period	$48,999	$85,057	$108,091

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

The Partnership is organized as follows:

•

The Partnership is a master limited partnership, which at September 30, 2014, had outstanding 57.4 million Common Units (NYSE: “SGU”) representing 99.44% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.56% general partner interest in Star Gas Partners. The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. The Partnership’s operations are conducted through Petro and its subsidiaries. Petro is a Northeast and Mid-Atlantic region retail distributor of home heating oil and propane that at September 30, 2014, served approximately 444,000 full-service residential and commercial home heating oil and propane customers. Petro also sold diesel fuel, gasoline and home heating oil to approximately 68,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers, and provided ancillary home services, including home security and plumbing, to approximately 22,000 customers.

•

Star Gas Finance Company (“SGFC”) is a 100% owned subsidiary of the Partnership. SGFC serves as the co-issuer, jointly and severally with the Partnership, of its $125 million principal amount of 8.875% Senior Notes outstanding at September 30, 2014, due 2017. SGFC and the Partnership are dependent on distributions, including inter-company interest payments from its subsidiaries, to service the debt issued by SGFC and the Partnership. The distributions from these subsidiaries are not guaranteed and are subject to certain loan restrictions. SGFC has nominal assets and conducts no business operations. (See Note 11—Long-Term Debt and Bank Facility Borrowings)

2) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P. and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

Correction of Immaterial Errors

As reported in our June 30, 2014 Form 10-Q, during fiscal year 2014 we recorded adjustments that reduce net income by $2.2 million ($3.7 million, excluding the related income tax benefit) to correct certain errors related to periods from 2002 through September 30, 2013. The errors include understatements of expenses for state sales and petroleum taxes and the related interest and penalties, and overstatements of installations and services sales. The errors were the result of certain control deficiencies that we identified during the third quarter of fiscal 2014.

These errors did not, individually or in the aggregate, result in a material misstatement of our previously issued consolidated financial statements for any period through September 30, 2013. The correction of these errors in fiscal year 2014 had no material effect on our results for the full year ending September 30, 2014.

Interest expense, net

The components of interest expense, net are:

(in thousands)	September 30,
	2014	2013	2012
Interest expense	$(16,904)	$(14,474)	$(14,110)
Interest income	50	41	50

Interest expense, net	$(16,854)	$(14,433)	$(14,060)

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

Revenue Recognition

Sales of petroleum products are recognized at the time of delivery to the customer and sales of heating and air conditioning equipment are recognized at the time of installation. Revenue from repairs, maintenance and other services are recognized upon completion of the service. Payments received from customers for equipment service contracts are deferred and amortized into income over the terms of the respective service contracts, on a straight-line basis, which generally do not exceed one year. To the extent that the Partnership anticipates that future costs for fulfilling its contractual obligations under its service maintenance contracts will exceed the amount of deferred revenue currently attributable to these contracts, the Partnership recognizes a loss in current period earnings equal to the amount that anticipated future costs exceed related deferred revenues.

Cost of Product

Cost of product includes the cost of heating oil, diesel, propane, kerosene, heavy oil, gasoline, throughput costs, barging costs, option costs, and realized gains/losses on closed derivative positions for product sales.

Cost of Installations and Services

Cost of installations and services includes equipment and material costs, wages and benefits for equipment technicians, dispatchers and other support personnel, subcontractor expenses, commissions and vehicle related costs.

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

The allowance for doubtful accounts is the Partnership’s best estimate of the amount of trade receivables that may not be collectible. The allowance is determined at an aggregate level by grouping accounts based on certain account criteria and its receivable aging. The allowance is based on both quantitative and qualitative factors, including historical loss experience, historical collection patterns, overdue status, aging trends, and current economic conditions. The Partnership has an established process to periodically review current and past due trade receivable balances to determine the adequacy of the allowance. No single statistic or measurement determines the adequacy of the allowance. The total allowance reflects management’s estimate of losses inherent in its trade receivables at the balance sheet date. Different assumptions or changes in economic conditions could result in material changes to the allowance for doubtful accounts.

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

Costs that are incurred to complete the business combination such as legal and other professional fees are not considered part of consideration transferred, and are charged to general and administrative expense as they are incurred. For any given acquisition, certain contingent consideration may be identified. Estimates of the fair value of liability or asset classified contingent consideration are included under the acquisition method as part of the assets acquired or liabilities assumed. At each reporting date, these estimates are remeasured to fair value, with changes recognized in earnings.

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

Advertising and Direct Mail Expenses

Advertising and direct mail costs are expensed as they are incurred. Advertising and direct mail expenses were $12.5 million, $10.5 million, and $9.6 million, in 2014, 2013, and 2012, respectively and are recorded in delivery and branch expenses.

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

Sales, Use and Value Added Taxes

Taxes are assessed by various governmental authorities on many different types of transactions. Sales reported for product, installations and services excludes taxes.

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

For fiscal years 2015, 2016 and 2017 the Partnership has a weather hedge contract with subsidiaries of Swiss Re under which we are entitled to receive a payment of $35,000 per heating degree-day shortfall, when the total number of heating degree-days in the hedge period is less than approximately 92.5% of the ten year average, the Payment Threshold. The hedge covers the period from November 1, through March 31, taken as a whole, for each respective fiscal year, and has a maximum payout of $12.5 million for each respective fiscal year.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles (“GAAP”) when it becomes effective. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2018, with early adoption prohibited. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

The Partnership is obligated to meet certain financial covenants under the amended and restated revolving credit facility. The Partnership must maintain excess availability of at least 15.0% of the revolving commitment then in effect and a fixed charge coverage ratio of 1.15 in order to make any distributions to unitholders.

For fiscal 2014, 2013, and 2012, cash distributions declared per common unit were $0.34, $0.32, and $0.31, respectively.

For fiscal 2014, 2013, and 2012, $0.2 million, $0.2 million, and $0.1 million, respectively, of incentive distributions were paid to the general partner, exclusive of amounts paid subject to the Management Incentive Plan.

4) Common Unit Repurchase Plans and Retirement

In July 2012, the Board of Directors (the “Board”) of the general partner of the Partnership authorized the repurchase of up to 3.0 million of the Partnership’s Common Units (“Plan III”). In July 2013, the Board authorized the repurchase of an additional 1.9 million Common Units under Plan III. The authorized Common Unit repurchases may be made from time-to-time in the open market, in privately negotiated transactions or in such other manner deemed appropriate by management. There is no guarantee of the exact number of units that will be purchased under the program and the Partnership may discontinue purchases at any time. The program does not have a time limit. The Board may also approve additional purchases of units from time to time in private transactions. The Partnership’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the Common Units purchased in the repurchase program will be retired.

Under the Partnership’s second amended and restated credit agreement dated January 14, 2014, in order to repurchase Common Units we must maintain Availability (as defined in the second amended and restated credit facility agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase. The Partnership was in compliance with this covenant (or the equivalent covenant under the credit agreement then in effect) for all unit repurchases made during the twelve months ended September 30, 2014.

The following table shows repurchases under Plan III.

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased (a)	Average Price Paid per Unit (b)	Maximum Number of Units that May Yet Be Purchased
Plan III - Number of units authorized			4,894
Private transaction - Number of units authorized (c)			1,150

			6,044

Plan III - Fiscal year 2012 total	22	$4.26	6,022

Plan III - Fiscal year 2013 total (c)	3,284	$4.63	2,738

Plan III - First quarter fiscal year 2014 total (d)	250	$5.20	2,488

Plan III - Second quarter fiscal year 2014 total	—	$—	2,488

Plan III - Third quarter fiscal year 2014 total	—	$—	2,488

Plan III - July 2014	—	$—	2,488
Plan III - August 2014	9	$5.76	2,479
Plan III - September 2014	54	$5.78	2,425

Plan III - Fourth quarter fiscal year 2014 total	63	$5.77	2,425

Plan III - Fiscal year 2014 total	313	$5.32	2,425

(a)	Units were repurchased as part of a publicly announced program, except as noted in a private transaction.
(b)	Amounts include repurchase costs.
(c)	Fiscal year 2013 common unit repurchases include 1.15 million common units acquired in a private transaction.
(d)	First quarter fiscal year 2014 common unit repurchases were acquired in a private transaction.

5) Derivatives and Hedging—Disclosures and Fair Value Measurements

The Partnership uses derivative instruments such as futures, options, and swap agreements, in order to mitigate exposure to market risk associated with the purchase of home heating oil for price-protected customers, physical inventory on hand, inventory in transit and priced purchase commitments.

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers as of September 30, 2014, the Partnership had bought 13.9 million gallons of swap contracts with a notional value of $39.9 million and a fair value of $(2.9) million, 3.1 million gallons of call options with a notional value of $10.8 million and a fair value of $0.01 million, 8.5 million gallons of put options with a notional value of $19.3 million and a fair value of $0.1 million and 83.8 million net gallons of synthetic calls with a notional value of $252.3 million and a fair value of $(28.8) million, all in future months to match anticipated sales. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of September 30, 2014, had sold 18.7 million gallons of future contracts with a notional value of $52.0 million and a fair value of $2.3 million. In addition to the previously described hedging instruments, to lock-in the differential between high sulfur home heating oil and ultra low sulfur diesel, the Partnership as of September 30, 2014, had bought corresponding long and short 12.4 million net gallons of swap contracts with an average notional value of $36.2 million and a net fair value of $(0.2) million. To hedge a majority of its internal fuel usage for fiscal 2014, the Partnership as of September 30, 2014, had bought 4.3 million gallons of future swap contracts with a notional value of $12.0 million and a fair value of $(0.9) million.

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers as of September 30, 2013, the Partnership held 2.4 million gallons of physical inventory and had bought 6.0 million gallons of swap contracts with a notional value of $18.0 million and a fair value of $(0.2) million, 2.9 million gallons of call options with a notional value of $10.6 million and a fair value of $0.02 million, 5.0 million gallons of put options with a notional value of $11.8 million and a fair value of $0.04 million and 81.2 million net gallons of synthetic calls with a notional value of $252.8 million and a fair value of $(15.9) million, all in future months to match anticipated sales. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of September 30, 2013, had bought 17.4 million gallons of future contracts with a notional value of $51.9 million and a fair value of $(0.6) million, had sold 26.4 million gallons of future contracts with a notional value of $78.9 million and a fair value of $1.2 million and had sold 8.5 million gallons of future swap contracts with a notional value of $24.9 million and a fair value of $(0.3) million. In addition to the previously described hedging instruments, to lock-in the differential between high sulfur home heating oil and ultra low sulfur diesel, the Partnership as of September 30, 2013, had bought corresponding long and short 28.2 million net gallons of swap contracts with a notional value of $83.8 million and a fair value of $0.7 million and bought 6.0 million gallons of spread contracts (simultaneous long and short positions) with a notional value of $(0.5) million and a fair value of $0.1 million. To hedge a majority of its internal fuel usage for fiscal 2013, the Partnership as of September 30, 2013, had bought 3.2 million gallons of future swap contracts with a notional value of $9.0 million and a fair value of $0.05 million.

The Partnership’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., JPMorgan Chase Bank, N.A., Key Bank, N.A., Regions Financial Corporation, Societe Generale, and Wells Fargo Bank, N.A. The Partnership assesses counterparty credit risk and maintains master netting arrangements with counterparties to help manage the risks, and record derivative positions on a net basis. The Partnership considers counterparty credit risk to be low. At September 30, 2014, the aggregate cash posted as collateral in the normal course of business at counterparties was $2.5 million. Positions with counterparties who are also parties to our revolving credit facility are collateralized under that facility. As of September 30, 2014, $14.9 million of hedge positions were secured under the credit facility.

FASB ASC 815-10-05 Derivatives and Hedging, established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities, along with qualitative disclosures regarding the derivative activity. To the extent derivative instruments designated as cash flow hedges are effective and the standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. The Partnership has elected not to designate its derivative instruments as hedging instruments under this standard and the change in fair value of the derivative instruments is recognized in our statement of operations in the line item (Increase) decrease in the fair value of derivative instruments. Depending on the risk being hedged, realized gains and losses are recorded in cost of product, cost of installations and services, or delivery and branch expenses.

FASB ASC 820-10 Fair Value Measurements and Disclosures, established a three-tier fair value hierarchy, which classified the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Partnership’s Level 1 derivative assets and liabilities represent the fair value of commodity contracts used in its hedging activities that are identical and traded in active markets. The Partnership’s Level 2 derivative assets and liabilities represent the fair value of commodity contracts used in its hedging activities that are valued using either directly or indirectly observable inputs, whose nature, risk and class are similar. No significant transfers of assets or liabilities have been made into and out of the Level 1 or Level 2 tiers. All derivative instruments were non-trading positions and were either a Level 1 or Level 2 instrument. The Partnership had no Level 3 derivative instruments. The fair market value of our Level 1 and Level 2 derivative assets and liabilities are calculated by our counter-parties and are independently validated by the Partnership. The Partnership’s calculations are, for Level 1 derivative assets and liabilities, based on the published New York Mercantile Exchange (“NYMEX”) market prices for the commodity contracts open at the end of the period. For Level 2 derivative assets and liabilities the calculations performed by the Partnership are based on a combination of the NYMEX published market prices and other inputs, including such factors as present value, volatility and duration.

The Partnership had no assets or liabilities that are measured at fair value on a nonrecurring basis subsequent to their initial recognition. The Partnership’s financial assets and liabilities measured at fair value on a recurring basis are listed on the following table.

(In thousands)		Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Balance Sheet Location	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2
Asset Derivatives at September 30, 2014
Commodity contracts	Fair asset and fair liability value of derivative instruments	$26,263	$2,328	$23,935

Commodity contract assets at September 30, 2014		$26,263	$2,328	$23,935

Liability Derivatives at September 30, 2014
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(36,279)	$—	$(36,279)

Commodity contract liabilities at September 30, 2014		$(36,279)	$—	$(36,279)

Asset Derivatives at September 30, 2013
Commodity contracts	Fair asset and fair liability value of derivative instruments	$14,467	$1,175	$13,292

Commodity contract assets at September 30, 2013		$14,467	$1,175	$13,292

Liability Derivatives at September 30, 2013
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(17,820)	$(519)	$(17,301)

Commodity contract liabilities at September 30, 2013		$(17,820)	$(519)	$(17,301)

The Partnership’s derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$2,342	$—	$2,342	$—	$—	$2,342
Fair liability value of derivative instruments	23,921	(36,279)	(12,358)	—	—	(12,358)

Total at September 30, 2014	$26,263	$(36,279)	$(10,016)	$—	$—	$(10,016)

Fair asset value of derivative instruments	$7,254	$(6,608)	$646	$—	$—	$646
Fair liability value of derivative instruments	7,213	(11,212)	(3,999)	—	—	(3,999)

Total at September 30, 2013	$14,467	$(17,820)	$(3,353)	$—	$—	$(3,353)

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized Years Ended September 30,
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	2014	2013	2012
Commodity contracts	Cost of product (a)	$11,781	$17,769	$18,636
Commodity contracts	Cost of installations and service (a)	$(202)	$(440)	$(284)
Commodity contracts	Delivery and branch expenses (a)	$(104)	$(286)	$(82)
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments	$6,566	$6,775	$(8,549)

(a)	Represents realized closed positions and includes the cost of options as they expire.

6) Inventories

The Partnership’s product inventories are stated at the lower of cost or market computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost or market using the FIFO method. The components of inventory were as follows (in thousands):

	September 30,
	2014	2013
Product	$39,802	$50,197
Parts and equipment	19,438	17,953

Total inventory	$59,240	$68,150

Product inventories were comprised of 14.3 million gallons and 17.1 million gallons on September 30, 2014 and September 30, 2013, respectively. The Partnership has market price based product supply contracts for approximately 285.7 million gallons of home heating oil and propane, and 24.8 million gallons of diesel and gasoline, which it expects to fully utilize to meet its requirements over the next twelve months.

During fiscal 2014, Global Companies LLC and NIC Holding Corp. provided approximately 17% and 11%, respectively, of our petroleum product purchases. No other single supplier provided more than 10% of our product supply during fiscal 2014. During fiscal 2013, Global Companies LLC and JPMorgan Ventures Energy Corporation provided approximately 19% and 11% respectively, of our petroleum product purchases.

7) Property and Equipment

The components of property and equipment and their estimated useful lives were as follows (in thousands):

	September 30,
	2014	2013
Land and land improvements	$16,884	$13,958
Buildings and leasehold improvements	30,877	27,571
Fleet and other equipment	54,685	46,260
Tanks and equipment	26,204	21,445
Furniture, fixtures and office equipment	41,657	61,228

Total	170,307	170,462
Less accumulated depreciation	102,888	119,139

Property and equipment, net	$67,419	$51,323

Depreciation expense was $10.1 million, $8.1 million, and $8.1 million, for the fiscal years ended September 30, 2014, 2013, and 2012 respectively.

8) Business Combinations

During fiscal 2014, including the acquisition of Griffith Energy Services, Inc. (“Griffith”) discussed in more detail below, the Partnership acquired three heating oil dealers for an aggregate purchase price of approximately $98.5 million. The gross purchase price of all three heating oil dealers were allocated $53.7 million to intangible assets, $17.6 million to fixed assets and $27.2 million to working capital. Each acquired company’s operating results are included in the Partnership’s consolidated financial statements starting on its acquisition date. Customer lists, other intangibles and trade names are amortized on a straight-line basis over seven to twenty years.

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

On March 4, 2014 (the “Acquisition Date”), the Partnership completed the acquisition of Griffith of Columbia, Maryland, from Central Hudson Enterprises Corporation. The Partnership purchased 100% of the stock of Griffith for $97.7 million, consisting of $69.9 million paid for the long term assets and $27.8 million paid for working capital (net of $4.2 million of cash acquired). There was no long-term debt assumed in the acquisition. The business reason for this acquisition is that Griffith, being a 100-year-old brand that is broadly recognized as a premier fuel and service provider in its territories, is an excellent strategic fit for the Partnership. The Griffith acquisition adds scale to the Partnership and leverages our existing fixed cost base, providing access to approximately 50,000 residential and commercial accounts across the Mid-Atlantic region.

The following table summarizes the final fair values and purchase price allocation at the acquisition date, of the assets acquired and liabilities assumed related to the Griffith acquisition as of the Acquisition Date.

(in thousands)	As of Acquisition Date
Trade accounts receivable (a)	$49,010
Inventories	5,143
Other current assets	2,984
Property and equipment	17,263
Customer lists, trade names and other intangibles	44,400
Other long term assets	1,778
Current liabilities	(31,096)

Total net identifiable assets acquired	$89,482

Total consideration	$97,650
Less: Total net identifiable assets acquired	89,482

Goodwill	$8,168

(a) The gross contractual receivable amount is $50.7 million, and the best estimate at the Acquisition Date of the contractual cash flows not expected to be collected is $1.7 million.

The total costs of $0.8 million related to this acquisition ($1.0 million for all three heating oil dealers acquired in fiscal 2014) are included in the Consolidated Statement of Operations under general and administrative expenses for the twelve months ended September 30, 2014.

All of the $8.2 million of goodwill relating to the Griffith acquisition is expected to be deductible for income tax purposes.

Included in our consolidated statement of operations from the Acquisition Date through September 30, 2014, are Griffith’s sales and net (loss) before income taxes of $139.1 million and $(3.0) million, respectively.

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

	September 30,
(in thousands)	2014	2013
Total sales	$2,132,430	$2,040,271
Net income	$40,903	$31,557

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

The Partnership performed its annual goodwill impairment valuation in each of the periods ending August 31, 2014, 2013, and 2012, and it was determined based on each year’s analysis that there was no goodwill impairment.

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

A summary of changes in the Partnership’s goodwill during the fiscal years ended September 30, 2014 and 2013 are as follows (in thousands):

Balance as of September 30, 2012	$201,103
Fiscal year 2013 business combination	27

Balance as of September 30, 2013	201,130

Fiscal year 2014 business combinations	8,201

Balance as of September 30, 2014	$209,331

Intangibles, net

Intangible assets subject to amortization consist of the following (in thousands):

	September 30,
	2014			2013
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists	$304,699	$224,215	$80,484	$267,580	$213,773	$53,807
Trade names and other intangibles	24,070	3,771	20,299	20,431	7,448	12,983

Total	$328,769	$227,986	$100,783	$288,011	$221,221	$66,790

Amortization expense for intangible assets was $11.5 million, $9.2 million, and $8.2 million, for the fiscal years ended September 30, 2014, 2013, and 2012, respectively. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ended September 30, 2015 and the four succeeding fiscal years ended September 30, is as follows (in thousands):

Amount
2015	$13,229
2016	$13,058
2017	$12,538
2018	$11,699
2019	$11,464

10) Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows (in thousands):

	September 30,
	2014	2013
Accrued wages and benefits	$23,926	$18,932
Accrued insurance and environmental costs	64,357	58,470
Other accrued expenses and other current liabilities	14,651	9,740

Total accrued expenses and other current liabilities	$102,934	$87,142

11) Long-Term Debt and Bank Facility Borrowings

The Partnership’s debt is as follows (in thousands):

	September 30,
	2014		2013
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
8.875% Senior Notes (b)	$124,572	$130,313	$124,460	$130,000
Revolving Credit Facility Borrowings (c)	—	—	—	—

Total debt	$124,572	$130,313	$124,460	$130,000

Total long-term portion of debt	$124,572	$130,313	$124,460	$130,000

(a)	The Partnership’s fair value estimates of long-term debt are made at a specific point in time, based on Level 2 inputs.
(b)	The 8.875% Senior Notes were originally issued in November 2010 in a private placement offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, and in February 2011, were exchanged for substantially identical public notes registered with the Securities and Exchange Commission. These public notes mature in December 2017 and accrue interest at an annual rate of 8.875% requiring semi-annual interest payments on June 1 and December 1 of each year. The discount on these notes was $0.4 million at September 30, 2014. Under the terms of the indenture, these notes permit restricted payments after passing particular financial tests. The Partnership can incur debt up to $100 million for acquisitions and can also pay restricted payments of $22.0 million without passing certain financial tests.
(c)	In January 2014, the Partnership entered into a second amended and restated asset based revolving credit facility agreement with a bank syndicate comprised of fifteen participants, which replaced the then existing revolving credit facility.

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

At September 30, 2014, no amount was outstanding under the revolving credit facility, $14.9 million of hedge positions were secured, and $52.8 million of letters of credit were issued. At September 30, 2013, no amount was outstanding under the revolving credit facility, $10.5 million of hedge positions were secured, and $44.7 million of letters of credit were issued.

At September 30, 2014, availability was $149.6 million, the restricted net assets totaled approximately $389 million and the Partnership was in compliance with the fixed charge coverage ratio. Restricted net assets are assets in the Partnership’s subsidiaries the distribution or transfer of which to Star Gas Partners, L.P. are subject to limitations under its revolving credit facility. At September 30, 2013, availability was $164.3 million, the restricted net assets totaled approximately $375 million and the Partnership was in compliance with the fixed charge coverage ratio.

As of September 30, 2014, the maturities including working capital borrowings during fiscal years ending September 30, are set forth in the following table (in thousands):

2015	$—
2016	$—
2017	$—
2018	$125,000
2019	$—
Thereafter	$—

12) Employee Benefit Plans

Defined Contribution Plans

The Partnership has several 401(k) and other defined contribution plans that cover eligible non-union and union employees, and makes employer contributions to these plans, subject to IRS limitations. These plans provide for each participant to contribute from 0% to 60% of compensation, subject to IRS limitations. The Partnership’s aggregate contributions to the 401(k) plans during fiscal 2014, 2013, and 2012, were $5.2 million, $4.9 million, and $4.5 million, respectively. The Partnership’s aggregate contribution to the other defined contribution plans was $0.5 million in each fiscal year 2014, 2013, and 2012.

Management Incentive Compensation Plan

The Partnership has a Management Incentive Compensation Plan. The long-term compensation structure is intended to align the employee’s performance with the long-term performance of our unitholders. Under the Plan, certain named employees who participate shall be entitled to receive a pro rata share of an amount in cash equal to:

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

The pro rata share payable to each participant under the Plan is based on the number of participation points as described under “Fiscal 2014 Compensation Decisions—Management Incentive Compensation Plan.” The amount paid in Incentive Distributions is governed by the Partnership Agreement and the calculation of Available Cash.

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

The Plan is administered by the Partnership’s Chief Financial Officer under the direction of the Board or by such other officer as the Board may from time to time direct. In general, no payments will be made under the Plan if the Partnership is not distributing cash under the Incentive Distributions described above.

Effective as of July 19, 2012, the Board of Directors adopted certain amendments (the “Plan Amendments”) to the Plan. Under the Plan Amendments, the number and identity of the Plan participants and their participation interests in the Plan have been frozen at the current levels. In addition, under the Plan Amendments, the plan benefits (to the extent vested) may be transferred upon the death of a participant to his or her heirs. A participant’s vested percentage of his or her plan benefits will be 100% during the time a participant is an employee or consultant of the Partnership. Following the termination of such positions, a participant’s vested percentage shall be equal to 20% for each full or partial year of employment or consultation with the Partnership starting with the fiscal year ended September 30, 2012 (33 1/3% in the case of the Partnership’s chief executive officer at that time).

The Partnership distributed to management and the general partner Incentive Distributions of approximately $447,000 during fiscal 2014, $330,000 during fiscal 2013, and $277,000 during fiscal 2012. Included in these amounts for fiscal 2014, 2013, and 2012, were distributions under the management incentive compensation plan of $223,000, $165,000 and $138,000, respectively, of which named executive officers received approximately $100,000 during fiscal 2014, $119,000 during fiscal 2013, and $99,000 during fiscal 2012. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its general partner units within the next twelve months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

Multiemployer Pension Plans

We contribute to various multiemployer union administered pension plans under the terms of collective bargaining agreements that provide for such plans for covered union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the remaining participating employers may be required to bear the unfunded obligations of the plan. If we choose to stop participating in a multiemployer plan, we may be required to pay a withdrawal liability in part based on the underfunded status of the plan.

The following table outlines our participation and contributions to multiemployer pension plans for the periods ended September 30, 2014, 2013 and 2012. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act Zone Status for 2014 and 2013 relates to the plans’ two most recent fiscal year-ends, based on information received from the plans as reported on their Form 5500 Schedule MB. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Certain plans have been aggregated in the All Other Multiemployer Pension Plans line of the following table, as our participation in each of these individual plans is not significant.

For the Westchester Teamsters Pension Fund, Local 553 Pension Fund and Local 463 Pension Fund, we provided more than 5 percent of the total plan contributions from all employers for 2014, 2013 and 2012, as disclosed in the respective plan’s Form 5500. The collective bargaining agreements of these plans require contributions based on the hours worked and there are no minimum contributions required.

		Pension Protection Act Zone Status		FIP / RP Status	Partnership Contributions (in thousands)
Pension Fund	EIN / Pension Plan Number	2014	2013	Pending / Implemented	2014	2013	2012	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
New England Teamsters & Trucking Industry Pension Fund	04-6372430 / 001	Red	Red	Yes / Implemented	$2,868	$2,709	$2,532	No	3/31/2017

Westchester Teamsters Pension Fund	13-6123973 / 001	Green	Green	N/A	855	820	771	No	12/31/2014

Local 553 Pension Fund	13-6637826 / 001	Green	Green	N/A	2,649	2,729	2,152	No	1/15/2017

Local 463 Pension Fund	11-1800729 / 001	Green	Green	N/A	156	146	155	No	2/28/2017

All Other Multiemployer Pension Plans					1,846	1,614	1,627

				Total Contributions	$8,374	$8,018	$7,237

Defined Benefit Plans

The Partnership accounts for its two frozen defined benefit pension plans (“the Plan”) in accordance with FASB ASC 715-10-05 Compensation-Retirement Benefits. The Partnership has no post-retirement benefit plans.

Effective September 30, 2014, the Partnership adopted the Society of Actuaries 2014 Mortality Tables Report and Mortality Improvement Scale, which updated the mortality assumptions that private defined benefit retirement plans in the United States use in the actuarial valuations that determine a plan sponsor’s pension obligations. The updated mortality data reflects increasing life expectancies in the United States, and affected plans generally expect the value of the actuarial obligations to increase, depending on the specific demographic characteristics of the plan participants and the types of benefits.

The following table provides the net periodic benefit cost for the period, a reconciliation of the changes in the Plan assets, projected benefit obligations, and the amounts recognized in other comprehensive income and accumulated other comprehensive income at the dates indicated using a measurement date of September 30 (in thousands):

Debit / (Credit)	Net Periodic Pension Cost in Income Statement	Cash	Fair Value of Pension Plan Assets	Projected Benefit Obligation	Other Comprehensive (Income) / Loss	Gross Pension Related Accumulated Other Comprehensive Income
Fiscal Year 2012
Beginning balance			$52,434	$(67,878)		$33,041

Interest cost	2,858			(2,858)
Actual return on plan assets	(8,727)		8,727
Employer contributions		(3,365)	3,365
Benefit payments			(4,223)	4,223
Investment and other expenses	(374)			374
Difference between actual and expected return on plan assets	5,075				(5,075)
Anticipated expenses	262			(262)
Actuarial loss				(6,650)	6,650
Amortization of unrecognized net actuarial loss	2,751				(2,751)

Annual cost/change	$1,845	$(3,365)	7,869	(5,173)	$(1,176)	(1,176)

Ending balance			$60,303	$(73,051)		$31,865

Funded status at the end of the year				$(12,748)

Fiscal Year 2013
Interest cost	2,477			(2,477)
Actual return on plan assets	(332)		332
Employer contributions		(3,476)	3,476
Benefit payments			(4,083)	4,083
Investment and other expenses	(285)			285
Difference between actual and expected return on plan assets	(3,475)				3,475
Anticipated expenses	302			(302)
Actuarial gain				7,157	(7,157)
Amortization of unrecognized net actuarial loss	2,655				(2,655)

Annual cost/change	$1,342	$(3,476)	(275)	8,746	$(6,337)	(6,337)

Ending balance			$60,028	$(64,305)		$25,528

Funded status at the end of the year				$(4,277)

Fiscal Year 2014
Interest cost	2,761			(2,761)
Actual return on plan assets	(7,614)		7,614
Employer contributions		(2,014)	2,014
Benefit payments			(4,277)	4,277
Investment and other expenses	(262)			262
Difference between actual and expected return on plan assets	4,472				(4,472)
Anticipated expenses	300			(300)
Actuarial loss				(7,655)	7,655
Amortization of unrecognized net actuarial loss	2,113				(2,113)

Annual cost/change	$1,770	$(2,014)	5,351	(6,177)	$1,070	1,070

Ending balance			$65,379	$(70,482)		$26,598

Funded status at the end of the year				$(5,103)

At September 30, 2014 and 2013, the amounts included on the balance sheet in other long-term liabilities were $5.1 million and $4.3 million, respectively.

The $26.6 million net actuarial loss balance at September 30, 2014 for the two frozen defined benefit pension plans in accumulated other comprehensive income will be recognized and amortized into net periodic pension costs as an actuarial loss in future years. The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year is $2.2 million.

	September 30,
Weighted-Average Assumptions Used in the Measurement of the Partnership’s Benefit Obligation	2014	2013	2012
Discount rate at year end date	4.05%	4.45%	3.50%
Expected return on plan assets for the year ended	5.75%	7.00%	7.75%
Rate of compensation increase	N/A	N/A	N/A

The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets determined using fair value.

The Partnership’s expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held, and the current economic environment. The Partnership revised its return on plan assets assumption to 5.5% per annum effective fiscal year 2015.

The discount rate used to determine net periodic pension expense for fiscal year 2014, 2013 and 2012 was 4.45%, 3.50%, and 4.35% respectively. The discount rate used by the Partnership in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments.

The Plan’s objectives are to have the ability to pay benefit and expense obligations when due, to maintain the funded ratio of the Plan, to maximize return within reasonable and prudent levels of risk in order to minimize contributions and charges to the profit and loss statement, and to control costs of administering the Plan and managing the investments of the Plan. The target asset allocation of the Plan (currently 80% domestic fixed income, 15% domestic equities and 5% international equities) is based on a long-term perspective, and as the Plan gets closer to being fully funded, the allocations have been adjusted to lower volatility from equity holdings.

The Partnership had no Level 2 or Level 3 pension plan assets during the three years ended September 30, 2014. The fair values and percentage of the Partnership’s pension plan assets by asset category are as follows (in thousands):

		Concentration
Asset Category at September 30, 2014	Level 1	Percentage
Corporate and U.S. government bond fund (1)	$52,204	79%
U.S. large-cap equity (1)	9,774	15%
International equity (1)	3,093	5%
Cash	308	1%

Total	$65,379	100%

(1)	Represent investments in Vanguard funds that seek to replicate the asset category description.

While the Partnership is not obligated to make a minimum required contribution in fiscal year 2015, it is expected that a $1.7 million pension contribution may be made.

Expected benefit payments over each of the next five years will total approximately $4.4 million per year. Expected benefit payments for the five years thereafter will aggregate approximately $21.3 million.

13) Income Taxes

Income tax expense is comprised of the following for the indicated periods (in thousands):

	Years Ended September 30,
	2014	2013	2012
Current:
Federal	$19,747	$14,486	$2,168
State	4,909	3,759	1,495
Deferred	659	1,676	12,913

	$25,315	$19,921	$16,576

The provision for income taxes differs from income taxes computed at the Federal statutory rate as a result of the following (in thousands):

	Years Ended September 30,
	2014	2013	2012
Income from continuing operations before taxes	$61,399	$49,827	$42,565

Provision for income taxes:
Tax at Federal statutory rate	$21,490	$17,440	$14,898
Impact of Partnership loss not subject to federal income taxes	628	97	697
State taxes net of federal benefit	3,310	3,192	2,801
Permanent differences	57	37	28
Change in valuation allowance	—	(658)	(14)
Change in unrecognized tax benefit	(113)	55	(1,669)
Other	(57)	(242)	(165)

	$25,315	$19,921	$16,576

The components of the net deferred taxes for the years ended September 30, 2014 and September 30, 2013 using current tax rates are as follows (in thousands):

	September 30,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$5,490	$6,760
Vacation accrual	2,970	2,580
Pension accrual	2,964	2,672
Allowance for bad debts	3,661	3,158
Fair value of derivative instruments	5,000	2,314
Insurance accrual	22,823	21,073
Inventory capitalization	865	941
Alternative minimum tax credit carryforward	261	261
Other, net	2,060	1,906

Total deferred tax assets	$46,094	$41,665

Deferred tax liabilities:
Property and equipment	$2,383	$2,225
Inventory costing method	256	—
Intangibles	30,495	26,285

Total deferred tax liabilities	$33,134	$28,510

Net deferred taxes	$12,960	$13,155

Based upon a review of a number of factors and all available evidence, including recent historical operating performance, the expectation of sustainable earnings, and the confidence that sufficient positive taxable income would continue in all tax jurisdictions for the foreseeable future, the Partnership concludes for the years ended September 30, 2014, and September 30, 2013, that it is more likely than not that our deferred tax assets will be fully realized, and as such has not recorded a valuation allowance.

As of January 1, 2014, Star Acquisitions, a wholly-owned subsidiary of the Partnership, had a Federal net operating loss carry forward (“NOLs”) of approximately $8.3 million. The Federal NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income but are also subject to annual limitations of between $1.0 million and $2.2 million.

FASB ASC 740-10-05-6 Income Taxes, Uncertain Tax Position, provides financial statement accounting guidance for uncertainty in income taxes and tax positions taken or expected to be taken in a tax return. At September 30, 2014, we had unrecognized income tax benefits totaling $0.8 million including related accrued interest and penalties of $0.1 million. These unrecognized tax benefits are primarily the result of State tax uncertainties. If recognized, these tax benefits would be recorded as a benefit to the effective tax rate.

Tax Uncertainties (in thousands)

Balance at September 30, 2013	$784
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	116
Reduction for tax positions of prior years	—
Reductions due to lapse in statue of limitations/settlements	—

Balance at September 30, 2014	$900

We believe that the total liability for unrecognized tax benefits will not materially change during the next 12 months ending September 30, 2015. Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense. We file U.S. Federal income tax returns and various state and local returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. For our Federal income tax returns we have four tax years subject to examination. In our major state tax jurisdictions of New York, Connecticut, Pennsylvania and New Jersey, we have four, four, four, and five tax years, respectively, that are subject to examination. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, based on our assessment of many factors including past experience and interpretation of tax law, we believe that our provision for income taxes reflect the most probable outcome. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

14) Lease Commitments

The Partnership has entered into certain operating leases for office space, trucks and other equipment. The future minimum rental commitments at September 30, 2014 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2015	$15,765
2016	13,543
2017	10,232
2018	6,665
2019	5,855
Thereafter	9,238

Total future minimum lease payments	$61,298

Rent expense for the fiscal years ended September 30, 2014, 2013, and 2012, was $15.9 million, $14.7 million, and $14.2 million, respectively.

15) Supplemental Disclosure of Cash Flow Information

	Years Ended September 30,
(in thousands)	2014	2013	2012
Cash paid during the period for:
Income taxes, net	$25,518	$16,137	$6,175
Interest	$16,968	$14,376	$14,487
Non-cash financing activities:
Increase in interest expense—amortization of debt discount on 8.875% Senior Note	$112	$103	$94

16) Commitments and Contingencies

At any given time the Partnership is a defendant in various legal proceedings and litigation arising in the ordinary course of business. The Partnership records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Partnership maintains insurance policies with insurers in amounts and with coverages and deductibles we believe are reasonable and prudent. However, the Partnership cannot assure that this insurance will be adequate to protect it from all material expenses related to potential future claims. In the opinion of management the Partnership is not a party to any litigation which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on the Partnership’s results of operations, financial position or liquidity.

17) Earnings Per Limited Partner Units

The following table presents the net income allocation and per unit data in accordance with FASB ASC 260-10-45-60 Earnings per Share, Master Limited Partnerships (EITF 03-06):

Basic and Diluted Earnings Per Limited Partner:	Years Ended September 30,
(in thousands, except per unit data)	2014	2013	2012
Net income	$36,084	$29,906	$25,989
Less General Partners’ interest in net income	203	159	136

Net income available to limited partners	35,881	29,747	25,853
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60 *	3,195	2,010	1,142

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$32,686	$27,737	$24,711

Per unit data:
Basic and diluted net income available to limited partners	$0.62	$0.50	$0.42
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60 *	0.05	0.03	0.02

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$0.57	$0.47	$0.40

Weighted average number of Limited Partner units outstanding	57,476	59,409	61,931

*	In any accounting period where the Partnership’s aggregate net income exceeds its aggregate distribution for such period, the Partnership is required as per FASB ASC 260-10-45-60 to present net income per limited partner unit as if all of the earnings for the period were distributed, based on the terms of the Partnership agreement, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective. This allocation does not impact the Partnership’s overall net income or other financial results.

18) Selected Quarterly Financial Data (unaudited)

	Three Months Ended
(in thousands - except per unit data)	Dec. 31, 2013	Mar. 31, 2014	Jun. 30, 2014	Sep. 30, 2014	Total
Sales	$520,610	$892,241	$326,511	$222,362	$1,961,724
Gross profit for product, installation and service	108,590	199,645	60,682	37,507	406,424
Operating income (loss)	36,887	93,953	(10,797)	(40,188)	79,855
Income (loss) before income taxes	32,843	89,289	(16,618)	(44,115)	61,399
Net income (loss)	19,288	52,216	(9,592)	(25,828)	36,084
Limited Partner interest in net income (loss)	19,179	51,922	(9,538)	(25,682)	35,881
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.29	$0.75	$(0.17)	$(0.45)	$0.57

	Three Months Ended
(in thousands - except per unit data)	Dec. 31, 2012	Mar. 31, 2013	Jun. 30, 2013	Sep. 30, 2013	Total
Sales	$516,525	$785,139	$262,524	$177,608	$1,741,796
Gross profit for product, installation and service	102,691	162,011	54,907	33,519	353,128
Operating income (loss)	18,577	75,229	(8,001)	(19,800)	66,005
Income (loss) before income taxes	14,669	70,796	(11,952)	(23,686)	49,827
Net income (loss)	9,752	41,679	(7,588)	(13,937)	29,906
Limited Partner interest in net income (loss)	9,699	41,454	(7,547)	(13,859)	29,747
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.15	$0.58	$(0.13)	$(0.24)	$0.47

(a)	The sum of the quarters do not add-up to the total due to the weighting of Limited Partner Units outstanding, rounding or the theoretical effects of FASB ASC 260-10-45-60 to Master Limited Partners earnings per unit.

19) Subsequent Events

Quarterly Distribution Declared

In October 2014, we declared a quarterly distribution of $0.0875 per unit, or $0.35 per unit on an annualized basis, on all Common Units with respect to the fourth quarter of fiscal 2014, payable on November 14, 2014, to holders of record on November 10, 2014. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to Common Unit holders and 10% to the General Partner unit holders (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $5.0 million will be paid to the Common Unit holders, $0.1 million to the General Partner unit holders (including $0.06 million of incentive distribution as provided in our Partnership Agreement) and $0.06 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Units Repurchased and Retired

In accordance with the Plan III common unit repurchase program, during the first two months of fiscal 2015 the Partnership repurchased and retired 122 thousand Common Units at an average price paid of $5.64 per unit.

Schedule I

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	September 30,
(in thousands)	2014	2013
Balance Sheets

ASSETS
Current assets
Cash and cash equivalents	$324	$324
Prepaid expenses and other current assets	203	206

Total current assets	527	530

Investment in subsidiaries (a)	399,414	384,783
Deferred charges and other assets, net	2,003	2,523

Total Assets	$401,944	$387,836

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accrued expenses	$4,127	$4,095

Total current liabilities	4,127	4,095

Long-term debt (b)	124,572	124,460
Partners’ capital	273,245	259,281

Total Liabilities and Partners’ Capital	$401,944	$387,836

(a)	Investments in Star Acquisitions, Inc. and subsidiaries are recorded in accordance with the equity method of accounting.
(b)	Scheduled principal repayments of long-term debt during each of the next five fiscal years ending September 30, are as follows: 2015—$0; 2016—$0; 2017—$0; 2018—$125,000; 2019—$0; thereafter —$0. The $125,000 principal amount of 8.875% Senior Notes mature in December 2017.

Schedule I

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2014	2013	2012
Statements of Operations
Revenues	$—	$—	$—
General and administrative expenses	1,420	31	2,019

Operating loss	(1,420)	(31)	(2,019)
Net interest expense	(11,206)	(11,197)	(11,188)
Amortization of debt issuance costs	(520)	(474)	(330)

Net loss before equity income	(13,146)	(11,702)	(13,537)
Equity income of Star Petro Inc. and subs	49,230	41,608	39,526

Net income	$36,084	$29,906	$25,989

Schedule I

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2014	2013	2012
Statements of Cash Flows

Cash flows provided by (used in) operating activities:

Net cash provided by operating activities (a)	$21,513	$34,537	$39,196

Cash flows provided by (used in) investing activities:

Net cash provided by (used in) investing activities	—	—	—

Cash flows provided by (used in) financing activities:
Distributions	(19,850)	(19,313)	(19,525)
Unit repurchase	(1,663)	(15,217)	(19,648)

Net cash used in financing activities	(21,513)	(34,530)	(39,173)

Net increase in cash	—	7	23
Cash and cash equivalents at beginning of period	324	317	294

Cash and cash equivalents at end of period	$324	$324	$317

(a) Includes distributions from subsidiaries	$21,513	$34,530	$39,173

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2014, 2013 and 2012

(in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs & Expenses	Other Changes Add (Deduct)		Balance at End of Year
2014	Allowance for doubtful accounts	$7,928	$7,514	$(6,222	) (a)	$9,220
2013	Allowance for doubtful accounts	$6,886	$6,481	$(5,439	) (a)	$7,928
2012	Allowance for doubtful accounts	$9,530	$6,017	$(8,661	) (a)	$6,886

(a)	Bad debts written off (net of recoveries).