Form 10-Q
period 2014-12-31
STAR GAS PARTNERS LP
filed 2015-02-04
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-14129

STAR GAS PARTNERS, L.P.

(Exact name of registrants as specified in its charters)

Delaware	06-1437793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West Broad Street Stamford, Connecticut	06902
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

At January 31, 2015, the registrant had 57,282,352 Common Units outstanding.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2014	September 30, 2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$28,106	$48,999
Receivables, net of allowance of $8,390 and $9,220, respectively	181,405	123,800
Inventories	67,873	59,240
Fair asset value of derivative instruments	3,897	2,342
Current deferred tax assets, net	38,150	38,141
Prepaid expenses and other current assets	27,999	23,943

Total current assets	347,430	296,465

Property and equipment, net	66,029	67,419
Goodwill	209,331	209,331
Intangibles, net	98,443	100,783
Deferred charges and other assets, net	12,271	11,109

Total assets	$733,504	$685,107

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$41,616	$21,644
Fair liability value of derivative instruments	22,891	12,358
Accrued expenses and other current liabilities	103,740	102,934
Unearned service contract revenue	55,259	43,901
Customer credit balances	66,732	72,595

Total current liabilities	290,238	253,432

Long-term debt	124,602	124,572
Long-term deferred tax liabilities, net	25,650	25,181
Other long-term liabilities	9,678	8,677

Partners’ capital
Common unitholders	306,731	296,968
General partner	(103)	(105)
Accumulated other comprehensive loss, net of taxes	(23,292)	(23,618)

Total partners’ capital	283,336	273,245

Total liabilities and partners’ capital	$733,504	$685,107

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
(in thousands, except per unit data - unaudited)	2014	2013
Sales:
Product	$435,012	$463,387
Installations and services	64,205	57,223

Total sales	499,217	520,610
Cost and expenses:
Cost of product	309,249	358,577
Cost of installations and services	60,683	53,443
(Increase) decrease in the fair value of derivative instruments	8,290	(5,458)
Delivery and branch expenses	78,834	68,400
Depreciation and amortization expenses	6,158	4,359
General and administrative expenses	6,056	5,406
Finance charge income	(826)	(1,004)

Operating income	30,773	36,887
Interest expense, net	(3,460)	(3,623)
Amortization of debt issuance costs	(400)	(421)

Income before income taxes	26,913	32,843
Income tax expense	11,359	13,555

Net income	$15,554	$19,288
General Partner’s interest in net income	88	109

Limited Partners’ interest in net income	$15,466	$19,179

Basic and diluted income per Limited Partner Unit (1):	$0.24	$0.29

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	57,294	57,511

(1)	See Note 12 Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,
(in thousands - unaudited)	2014	2013
Net income	$15,554	$19,288

Other comprehensive income:
Unrealized gain on pension plan obligation (1)	556	528
Tax effect of unrealized gain on pension plan	(230)	(216)

Total other comprehensive income	326	312

Total comprehensive income	$15,880	$19,600

(1)	Amount is included within general and administrative expenses.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Number of Units
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2014	57,405	326	$296,968	$(105)	$(23,618)	$273,245

Net income	—	—	15,466	88	—	15,554
Unrealized gain on pension plan obligation	—	—	—	—	556	556
Tax effect of unrealized gain on pension plan	—	—	—	—	(230)	(230)
Distributions	—	—	(5,012)	(86)	—	(5,098)
Retirement of units (1)	(123)	—	(691)	—	—	(691)

Balance as of December 31, 2014 (unaudited)	57,282	326	$306,731	$(103)	$(23,292)	$283,336

(1)	See Note 3 - Common Unit Repurchase and Retirement.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
(in thousands - unaudited)	2014	2013
Cash flows provided by (used in) operating activities:
Net income	$15,554	$19,288

Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	8,290	(5,458)
Depreciation and amortization	6,558	4,779
Provision for losses on accounts receivable	236	796
Change in deferred taxes	230	3,332
Changes in operating assets and liabilities:
Increase in receivables	(58,241)	(107,604)
Increase in inventories	(8,633)	(16,140)
Increase in other assets	(5,565)	(1,977)
Increase in accounts payable	20,261	21,253
Decrease in customer credit balances	(5,862)	(20,119)
Increase in other current and long-term liabilities	13,752	8,711

Net cash used in operating activities	(13,420)	(93,139)

Cash flows provided by (used in) investing activities:
Capital expenditures	(1,772)	(2,992)
Proceeds from sales of fixed assets	88	71

Net cash used in investing activities	(1,684)	(2,921)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	—	100,348
Distributions	(5,098)	(4,811)
Unit repurchases	(691)	(1,300)

Net cash provided by (used in) financing activities	(5,789)	94,237

Net decrease in cash and cash equivalents	(20,893)	(1,823)

Cash and cash equivalents at beginning of period	48,999	85,057

Cash and cash equivalents at end of period	$28,106	$83,234

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a full service provider specializing in the sale of home heating products and services to residential and commercial customers. The Partnership also services and sells heating and air conditioning equipment to its home heating oil and propane customers and to a lesser extent, provides these offerings to customers outside of our home heating oil and propane customer base. In certain of our marketing areas, we provide home security and plumbing services primarily to our home heating oil and propane customer base. We also sell diesel fuel, gasoline and home heating oil on a delivery only basis. All of these product and services are offered through our home heating oil and propane locations. The Partnership has one reportable segment for accounting purposes. We are the nation’s largest retail distributor of home heating oil, based upon sales volume, operating throughout the Northeast and Mid-Atlantic.

The Partnership is organized as follows:

•	The Partnership is a master limited partnership, which at December 31, 2014, had outstanding 57.3 million Common Units (NYSE: “SGU”), representing 99.43% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.57% general partner interest in Star Gas Partners. The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•	The Partnership owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. The Partnership’s operations are conducted through Petro and its subsidiaries. Petro is a Northeast and Mid-Atlantic region retail distributor of home heating oil and propane that at December 31, 2014, served approximately 448,000 full-service residential and commercial home heating oil and propane customers. Petro also sold diesel fuel, gasoline and home heating oil to approximately 73,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers and provided ancillary home services, including home security and plumbing, to approximately 23,000 customers.

•	Star Gas Finance Company (“SGFC”) is a 100% owned subsidiary of the Partnership. SGFC serves as the co-issuer, jointly and severally with the Partnership, of its $125 million principal amount of 8.875% Senior Notes outstanding at December 31, 2014, due 2017. SGFC and the Partnership are dependent on distributions, including inter-company interest payments from its subsidiaries, to service the debt issued by SGFC and the Partnership. The distributions from these subsidiaries are not guaranteed and are subject to certain loan restrictions. SGFC has nominal assets and conducts no business operations (See Note 8—Long-Term Debt and Bank Facility Borrowings).

2) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P. and its subsidiaries. All material inter-company items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Partnership’s business, the results of operations and cash flows for the three month period ended December 31, 2014, and December 31, 2013, are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles (“GAAP”) when it becomes effective. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2018, with early adoption prohibited. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Partnership has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

3) Common Unit Repurchase and Retirement

In July 2012, the Board of Directors (“the Board”) of the general partner of the Partnership authorized the repurchase of up to 3.0 million of the Partnership’s Common Units (“Plan III”). In July 2013, the Board authorized the repurchase of an additional 1.9 million Common Units under Plan III. The authorized Common Unit repurchases may be made from time-to-time in the open market, in privately negotiated transactions or in such other manner deemed appropriate by management. There is no guarantee of the exact number of units that will be purchased under the program and the Partnership may discontinue purchases at any time. The program does not have a time limit. The Board may also approve additional purchases of units from time to time in private transactions. The Partnership’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the Common Units purchased in the repurchase program will be retired.

Under the Partnership’s second amended and restated credit agreement dated January 14, 2014, in order to repurchase Common Units we must maintain Availability (as defined in the second amended and restated credit facility agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase. The Partnership was in compliance with this covenant for all unit repurchases made during the three months ended December 31, 2014.

The following table shows repurchases under Plan III.

(in thousands, except per unit amounts) Period	Total Number of Units Purchased (a)	Average Price Paid per Unit (b)	Maximum Number of Units that May Yet Be Purchased
Plan III - Number of units authorized			4,894
Private transaction - Number of units authorized			1,150

			6,044

Plan III - Fiscal years 2012 to 2014 total ( c)	3,619	$4.69	2,425

Plan III - October 2014	122	$5.64	2,303
Plan III - November 2014	—	$—	2,303
Plan III - December 2014	1	$5.72	2,302

Plan III - First quarter fiscal year 2015 total	123	$5.64	2,302

(a)	Units were repurchased as part of a publicly announced program, except as noted in a private transaction.
(b)	Amounts include repurchase costs.
(c)	Includes 1.45 million common units acquired in a private transaction.

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

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers as of December 31, 2014, the Partnership had bought 12.4 million gallons of swap contracts, 5.6 million gallons of call options, 7.7 million gallons of put options and 94.1 million net gallons of synthetic calls, all in future months to match anticipated sales. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of December 31, 2014, had bought 29.6 million gallons of future contracts and sold 55.1 million gallons of future contracts. To hedge a majority of its internal fuel usage for fiscal 2015, the Partnership as of December 31, 2014, had bought 2.9 million gallons of future swap contracts.

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers as of December 31, 2013, the Partnership held 1.6 million gallons of physical inventory and had bought 10.0 million gallons of swap contracts, 4.5 million gallons of call options, 6.9 million gallons of put options and 86.0 million net gallons of synthetic calls, all in future months to match anticipated sales. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of December 31, 2013, had bought 57.6 million gallons of future contracts, had sold 76.5 million gallons of future contracts and had sold 16.3 million gallons of future swap contracts. In addition to the previously described hedging instruments, the Partnership as of December 31, 2013, had bought corresponding long and short 38.6 million net gallons of swap contracts and bought 3.9 million gallons of spread contracts (simultaneous long and short positions) to lock-in the differential between high sulfur home heating oil and ultra low sulfur diesel, which is similar in composition to ultra low sulfur home heating oil. To hedge a majority of its internal fuel usage for fiscal 2014, the Partnership as of December 31, 2013, had bought 2.4 million gallons of future swap contracts.

The Partnership’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Regions Financial Corporation, Societe Generale, and Wells Fargo Bank, N.A. The Partnership assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Partnership generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At December 31, 2014, the aggregate cash posted as collateral in the normal course of business at counterparties was $2.3 million. Positions with counterparties who are also parties to our revolving credit facility are collateralized under that facility. As of December 31, 2014, $28.7 million of hedge positions and payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Balance Sheet Location	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2
Asset Derivatives at December 31, 2014
Commodity contracts	Fair asset and fair liability value of derivative instruments	$96,546	$20,505	$76,041
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	1,276	473	803

Commodity contract assets at December 31, 2014		$97,822	$20,978	$76,844

Liability Derivatives at December 31, 2014
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(115,539)	$(16,608)	$(98,931)
Commodity contracts	Long-term derivative liabilities included in the other long-term liabilities balance	(719)	(66)	(653)

Commodity contract liabilities at December 31, 2014		$(116,258)	$(16,674)	$(99,584)

Asset Derivatives at September 30, 2014
Commodity contracts	Fair asset and fair liability value of derivative instruments	$26,263	$2,328	$23,935

Commodity contract assets at September 30, 2014		$26,263	$2,328	$23,935

Liability Derivatives at September 30, 2014
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(36,279)	$—	$(36,279)

Commodity contract liabilities at September 30, 2014		$(36,279)	$—	$(36,279)

The Partnership’s derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$20,505	$(16,608)	$3,897	$—	$—	$3,897
Long-term derivative assets included in deferred charges and other assets, net	936	(288)	648	—	—	648
Fair liability value of derivative instruments	76,041	(98,932)	(22,891)	—	—	(22,891)
Long-term derivative liabilities included in other long-term liabilities, net	340	(430)	(90)			(90)

Total at December 31, 2014	$97,822	$(116,258)	$(18,436)	$—	$—	$(18,436)

Fair asset value of derivative instruments	$2,342	$—	$2,342	$—	$—	$2,342
Fair liability value of derivative instruments	23,921	(36,279)	(12,358)	—	—	(12,358)

Total at September 30, 2014	$26,263	$(36,279)	$(10,016)	$—	$—	$(10,016)

(In thousands)	The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013
Closed Positions
Commodity contracts	Cost of product (a)	$(6,805)	$5,311
Commodity contracts	Cost of installations and service (a)	$486	$(8)
Commodity contracts	Delivery and branch expenses (a)	$474	$(39)

(a) Represents realized closed positions and includes the cost of options as they expire.

Open Positions
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments	$8,290	$(5,458)

5) Inventories

The Partnership’s product inventories are stated at the lower of cost or market computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost or market using the FIFO method. The components of inventory were as follows (in thousands):

	December 31, 2014	September 30, 2014
Product	$48,338	$39,802
Parts and equipment	19,535	19,438

Total inventory	$67,873	$59,240

6) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	December 31, 2014	September 30, 2014
Property and equipment	$171,259	$170,307
Less: accumulated depreciation	105,230	102,888

Property and equipment, net	$66,029	$67,419

7) Intangibles, net

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	December 31, 2014			September 30, 2014
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists	$305,685	$227,226	$78,459	$304,699	$224,215	$80,484
Trade names and other intangibles	24,070	4,086	19,984	24,070	3,771	20,299

Total	$329,755	$231,312	$98,443	$328,769	$227,986	$100,783

Amortization expense for intangible assets was $3.3 million for the three months ended December 31, 2014, compared to $2.3 million for the three months ended December 31, 2013.

8) Long-Term Debt and Bank Facility Borrowings

The Partnership’s debt is as follows	December 31, 2014		September 30, 2014
(in thousands):	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
8.875% Senior Notes (b)	$124,602	$128,125	$124,572	$130,313
Revolving Credit Facility Borrowings (c)	—	—	—	—

Total debt	$124,602	$128,125	$124,572	$130,313

Total long-term portion of debt	$124,602	$128,125	$124,572	$130,313

(a)	The Partnership’s fair value estimates of long-term debt are made at a specific point in time, based on Level 2 inputs.
(b)	The 8.875% Senior Notes were originally issued in November 2010 in a private placement offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, and in February 2011, were exchanged for substantially identical public notes registered with the Securities and Exchange Commission. These public notes mature in December 2017 and accrue interest at an annual rate of 8.875% requiring semi-annual interest payments on June 1 and December 1 of each year. The discount on these notes was $0.4 million at December 31, 2014. Under the terms of the indenture, these notes permit restricted payments after passing particular financial tests. The Partnership can incur debt up to $100 million for acquisitions and can also pay restricted payments of $22.0 million without passing certain financial tests.
(c)	In January 2014, the Partnership entered into a second amended and restated asset based revolving credit facility agreement with a bank syndicate comprised of fifteen participants, which replaced the then existing revolving credit facility.

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

At December 31, 2014, no amount was outstanding under the revolving credit facility, $28.7 million of hedge positions were secured, and $55.3 million of letters of credit were issued. At September 30, 2014, no amount was outstanding under the revolving credit facility, $14.9 million of hedge positions were secured, and $52.8 million of letters of credit were issued.

At December 31, 2014, availability was $181.7 million and the Partnership was in compliance with the fixed charge coverage ratio. At September 30, 2014, availability was $149.6 million and the Partnership was in compliance with the fixed charge coverage ratio.

9) Income Taxes

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

The current and deferred income tax expenses for the three months ended December 31, 2014, and 2013 are as follows:

	Three Months Ended December 31,
(in thousands)	2014	2013
Income before income taxes	$26,913	$32,843

Current tax expense	$11,129	$10,223
Deferred tax expense	230	3,332

Total tax expense	$11,359	$13,555

As of January 1, 2015, Star Acquisitions, Inc., a wholly-owned subsidiary of the Partnership, had an estimated Federal net operating loss carry forward (“NOLs”) of approximately $6.1 million. The Federal NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income but are also subject to annual limitations of between $1.0 million and $2.2 million.

FASB ASC 740-10-05-6 Income Taxes, Uncertain Tax Position, provides financial statement accounting guidance for uncertainty in income taxes and tax positions taken or expected to be taken in a tax return. At December 31, 2014, we had unrecognized income tax benefits totaling $0.9 million including related accrued interest and penalties of $0.03 million. These unrecognized tax benefits are primarily the result of state tax uncertainties. If recognized, these tax benefits would be recorded as a benefit to the effective tax rate.

We believe that the total liability for unrecognized tax benefits will not materially change during the next 12 months ending December 31, 2015. Our continuing practice is to recognize interest related to income tax matters as a component of income tax expense. We file U.S. Federal income tax returns and various state and local returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. For our Federal income tax returns we have four tax years subject to examination. In our major state tax jurisdictions of New York, Connecticut, Pennsylvania and New Jersey, we have four, four, four and five tax years, respectively, that are subject to examination. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, based on our assessment of many factors including past experience and interpretation of tax law, we believe that our provision for income taxes reflect the most probable outcome. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

10) Supplemental Disclosure of Cash Flow Information

	Three Months Ended December 31,
(in thousands)	2014	2013
Cash paid during the period for:
Income taxes, net	$11,116	$6,740
Interest	$6,233	$6,208

Non-cash investing activities:
Acquisition of NYC heating oil customer list	$886	$—

Non-cash financing activities:
Increase in interest expense—amortization of debt discount on 8.875% Senior Notes	$30	$27

11) Commitments and Contingencies

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

12) Earnings Per Limited Partner Unit

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

The following presents the net income allocation and per unit data using this method for the periods presented:

Basic and Diluted Earnings Per Limited Partner:	Three Months Ended December 31,
(in thousands, except per unit data)	2014	2013
Net income	$15,554	$19,288
Less General Partner’s interest in net income	88	109

Net income available to limited partners	15,466	19,179

Less dilutive impact of theoretical distribution of earnings under FASB ASC 260- 10-45-60	1,930	2,665

Limited Partner’s interest in net incomeunder FASB ASC 260-10-45-60	$13,536	$16,514

Per unit data:
Basic and diluted net income available to limited partners	$0 .27	$0.33

Less dilutive impact of theoretical distribution of earnings under FASB ASC 260- 10-45-60	0 .03	0.04

Limited Partner’s interest in net income under FASB ASC 260- 10-45-60	$0.24	$0.29

Weighted average number of Limited Partner units outstanding	57,294	57,511

13) Subsequent Events

Quarterly Distribution Declared

In January 2015, we declared a quarterly distribution of $0.0875 per unit, or $0.35 per unit on an annualized basis, on all Common Units with respect to the first quarter of fiscal 2015, payable on February 10, 2015, to holders of record on January 30, 2015. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to Common Unit holders and 10% to the General Partner unit holders (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $5.0 million will be paid to the Common Unit holders, $0.1 million to the General Partner unit holders (including $0.06 million of incentive distribution as provided in our Partnership Agreement) and $0.06 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Acquisition

In January 2015, the Partnership purchased for cash the customer lists and assets of a propane dealership for approximately $1.1 million, including net working capital credits of $0.1 million.

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

Home Heating Oil Price Volatility

In recent years, the wholesale price of home heating oil has been volatile, resulting in increased consumer price sensitivity to heating costs and increased gross customer losses. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces. The price of home heating oil is closely linked to the price refiners pay for crude oil, which is the principal cost component of home heating oil. The volatility in the wholesale cost of home heating oil, as measured by the New York Mercantile Exchange (“NYMEX”), for the fiscal years ending September 30, 2011 through 2015, on a quarterly basis, is illustrated in the following chart (price per gallon):

	Fiscal 2015 (1)		Fiscal 2014 (1)		Fiscal 2013 (1)		Fiscal 2012		Fiscal 2011
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$1.85	$2.66	$2.84	$3.12	$2.90	$3.26	$2.72	$3.17	$2.19	$2.54
March 31			2.89	3.28	2.86	3.24	2.99	3.32	2.49	3.09
June 30			2.85	3.05	2.74	3.09	2.53	3.25	2.75	3.32
September 30			2.65	2.98	2.87	3.21	2.68	3.24	2.77	3.13

(1)	Beginning April 1, 2013, the NYMEX contract specifications were changed from high sulfur home heating oil to ultra low sulfur diesel. Ultra low sulfur diesel is similar in composition to ultra low sulfur home heating oil.

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

Weather Hedge Contract

Weather conditions have a significant impact on the demand for home heating oil and propane because customers depend on these products principally for space heating purposes. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. To partially mitigate the adverse effect of warm weather on our cash flows, we have used weather hedging contracts for a number of years.

The Partnership entered into weather hedge contracts for the fiscal years 2015, 2016 and 2017 with Swiss Re, under which Star is entitled to receive a payment of $35,000 per heating degree-day shortfall if the total number of heating degree-days in the hedge period is less than approximately 92.5% of the ten year average (the “Payment Threshold”). The hedge covers the period from November 1 through March 31, taken as a whole, for each respective fiscal year and has a maximum payout of $12.5 million for each fiscal year.

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

Derivatives

FASB ASC 815-10-05 Derivatives and Hedging requires that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective, as defined under this guidance, changes in fair value are recognized in other comprehensive income until the forecasted hedged item is recognized in earnings. We have elected not to designate our derivative instruments as hedging instruments under this guidance and, as a result, the changes in fair value of the derivative instruments are recognized in our statement of operations. Therefore, we experience volatility in earnings as outstanding derivative instruments are marked to market and non-cash gains and losses are recorded prior to the sale of the commodity to the customer. The volatility in any given period related to unrealized non-cash gains or losses on derivative instruments can be significant to our overall results. However, we ultimately expect those gains and losses to be offset by the cost of product when purchased.

Acquisitions

On March 4, 2014, the Partnership completed the acquisition of Griffith Energy Services, Inc. (“Griffith”) of Columbia, Maryland, from Central Hudson Enterprises Corporation. The Partnership purchased 100% of the stock of Griffith for $97.7 million, consisting of $69.9 million paid for the long term assets and $27.8 million paid for working capital (net of $4.2 million of cash acquired). The results of Griffith are reflected in fiscal 2014 from the date of acquisition. Griffith’s results are included in the three months ended December 31, 2014, but are not included in the three months ended December 31, 2013.

On December 22, 2014, the Partnership entered into an agreement to deliver to and service certain home heating oil accounts of a company in the New York City area that was exiting the business. The agreement provides that the Partnership will make payments to the seller over the next three years, an estimated $1.0 million, based upon the Partnership’s retention of the accounts.

Income Taxes

Net Operating Loss Carry Forwards

The Partnership and its corporate subsidiaries file Federal and state income tax returns on a calendar year. As of January 1, 2015, our Federal Net Operating Loss carry forwards (“NOLs”) were $6.1 million, subject to annual limitations of between $1.0 million and $2.2 million on the amount of such losses that can be used.

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

Estimated Depreciation and Amortization Expense

(in thousands)
Fiscal Year	Book	Tax
2015	$25,926	$33,892
2016	23,133	27,494
2017	20,360	19,146
2018	17,380	15,248
2019	15,230	12,019
2020	12,764	10,273

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

Gross customer gains and losses

	Fiscal Year Ended
	2015			2014			2013
	Gross Customer		Net Gains /	Gross Customer		Net Gains /	Gross Customer		Net Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	27,400	23,100	4,300	25,700	22,700	3,000	26,100	24,400	1,700
Second Quarter	—	—	—	16,800	16,700	100	13,900	19,300	(5,400)
Third Quarter	—	—	—	8,100	14,100	(6,000)	7,100	13,600	(6,500)
Fourth Quarter	—	—	—	17,500	18,700	(1,200)	14,400	18,000	(3,600)

Total	27,400	23,100	4,300	68,100	72,200	(4,100)	61,500	75,300	(13,800)

Net customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2015			2014			2013
	Gross Customer		Net Gains /	Gross Customer		Net Gains /	Gross Customer		Net Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	6.2%	5.2%	1.0%	6.1%	5.3%	0.8%	6.3%	5.9%	0.4%
Second Quarter	—	—	—	3.9%	3.9%	0.0%	3.3%	4.6%	(1.3%)
Third Quarter	—	—	—	1.9%	3.3%	(1.4%)	1.7%	3.3%	(1.6%)
Fourth Quarter	—	—	—	4.1%	4.4%	(0.3%)	3.5%	4.3%	(0.8%)

Total	6.2%	5.2%	1.0%	16.0%	16.9%	(0.9%)	14.8%	18.1%	(3.3%)

During the first quarter of fiscal 2015, the Partnership gained 4,300 accounts (net), or 1.0%, of our home heating oil and propane customer base, compared to a gain of 3,000 accounts (net), or 0.8% of our home heating oil and propane customer base, in the first quarter of fiscal 2014. The improvement of 1,300 accounts was due to an increase in gross customer gains of 1,700, slightly offset by higher gross customer losses of 400. Included in the results for the first fiscal quarter of fiscal 2015 were gross customer gains (2,400) and gross customer losses (1,400) attributable to the Griffith acquisition. Excluding the results of the Griffith acquisition the base business added 3,300 accounts (net) or 300 more than the first quarter of fiscal 2014.

During the first quarter of fiscal 2015, we lost 0.6% of our home heating oil accounts to natural gas conversions versus 0.7% for the first quarter of both fiscal 2014 and fiscal 2013. Conversions to natural gas may continue as natural gas has become significantly less expensive than home heating oil on an equivalent BTU basis.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical financial and operating data and Notes thereto included elsewhere in this Quarterly Report.

Three Months Ended December 31, 2014

Compared to the Three Months Ended December 31, 2013

Volume

For the three months ended December 31, 2014, retail volume of home heating oil and propane sold increased by 3.8 million gallons, or 3.6%, to 107.5 million gallons, compared to 103.7 million gallons for the three months ended December 31, 2013. For those locations where the Partnership had existing operations during both periods, which are sometimes referred to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended December 31, 2014 were 5.5% warmer than the three months ended December 31, 2013 and 7.4% warmer than normal, as reported by NOAA. For the twelve months ended December 31, 2014, net customer attrition for the base business was 0.8%. For various reasons, including the price per gallon of home heating oil and propane, we believe that our customers have adopted conservation measures to use less of such products. The impact of any such conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane sold, which is based on management’s estimates, other mathematical calculations and certain assumptions, is as follows:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended December 31, 2013	103.7
Acquisitions	9.6
Impact of warmer temperatures	(5.5)
Net customer attrition	(1.8)
Other	1.5

Change	3.8

Volume - Three months ended December 31, 2014	107.5

The Partnership has experienced a shift away from variable pricing plans to price-protected plans as customers are seeking surety of price, which may impact our per gallon margins in the future. The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended December 31, 2014 compared to the three months ended December 31, 2013:

	Three Months Ended
Customers	December 31, 2014	December 31, 2013
Residential Variable	38.8%	40.4%
Residential Price-Protected	47.1%	45.5%
Commercial/Industrial	14.1%	14.1%

Total	100.0%	100.0%

Volume of other petroleum products sold increased by 10.8 million gallons, or 72.1%, to 25.8 million gallons for the three months ended December 31, 2014 compared to 15.0 million gallons for the three months ended December 31, 2013, reflecting additional volume provided by the Griffith acquisition of 12.1 million gallons.

Product Sales

For the three months ended December 31, 2014, product sales declined $28.4 million, or 6.1%, to $435.0 million, compared to $463.4 million for the three months ended December 31, 2013, as an increase in total volume of product sold of 12.3% was reduced by declines in the average selling prices for home heating oil and propane and other petroleum products. Selling prices were lower largely due to decline in the cost per gallon of home heating oil and propane and other petroleum products of 23.2%.

Installations and Services Sales

For the three months ended December 31, 2014, installations and services sales increased $7.0 million, or 12.2%, to $64.2 million, compared to $57.2 million for the three months ended December 31, 2013, due to the additional revenue from acquisitions of $6.2 million, or 10.8%, and an increase in revenue in the base business of $0.8 million, or 1.4%.

Cost of Product

For the three months ended December 31, 2014, cost of product decreased $49.3 million, or 13.8%, to $309.3 million, compared to $358.6 million for the three months ended December 31,2013, as an increase in total volume of 12.3% was reduced by a decline in the per gallon cost of home heating oil and propane and other petroleum products of 23.2%.

Gross Profit — Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended December 31, 2014, increased by $0.1277 per gallon, or 13.1%, to $1.1006 per gallon, from $0.9729 per gallon during the three months ended December 31, 2013. In the base business, home heating oil and propane margins increased by $0.1150 per gallon to $1.0879 for the three months ended December 31, 2014. The expansion of the Partnership’s margins in the base business during the three months ended December 31, 2014 was in excess of historical averages by $0.0890 per gallon, largely due to the decline in product cost of 23.2%. Going forward, the Partnership cannot predict whether the per gallon margins achieved during the three months ended December 31, 2014 are sustainable. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	December 31, 2014		December 31, 2013
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	107.5		103.7

Sales	$366.6	$3.4111	$413.7	$3.9878
Cost	$248.3	$2.3105	$312.7	$3.0149

Gross Profit	$118.3	$1.1006	$100.9	$0.9729

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	25.8		15.0

Sales	$68.4	$2.6457	$49.7	$3.3103
Cost	$60.9	$2.3568	$45.8	$3.0517

Gross Profit	$7.5	$0.2889	$3.9	$0.2586

Total Product	Amount (in millions)		Amount (in millions)
Sales	$435.0		$463.4
Cost	$309.2		$358.6

Gross Profit	$125.8		$104.8

For the three months ended December 31, 2014, total product gross profit increased by $21.0 million to $125.8 million, compared to $104.8 million for the three months ended December 31, 2013, due to an increase in home heating oil and propane volume sold ($3.6 million), the impact of higher home heating oil and propane margins ($13.7 million) and the additional gross profit from other petroleum products ($3.6 million). The increase in gross profit from other petroleum products was largely due to the additional sales volume provided by the Griffith acquisition.

Cost of Installations and Services

For the three months ended December 31, 2014, cost of installations and services increased by $7.2 million, or 13.6%, to $60.6 million, compared to $53.4 million for the three months ended December 31, 2013, due to a $5.1 million increase related to acquisitions and a $2.1 million increase in costs associated with our base business.

Installation costs for the three months ended December 31, 2014 increased by $2.0 million, or 10.4%, to $21.2 million, largely due to an increase from acquisitions of $1.9 million. Installation costs as a percentage of installation sales for the three months ended December 31, 2014 and the three months ended December 31, 2013 were 81.9% and 83.0%, respectively. Services expenses increased by $5.2 million to $39.4 million for the three months ended December 31, 2014, or 103.1% of services sales, versus $34.2 million, or 100.5% of services sales, for the three months ended December 31, 2013. Acquisitions accounted for $3.2 million of the increase and expenses attributable to the expansion of certain service offerings was the primary driver of a $2.0 million increase in expenses relating to the base business.

We achieved a combined profit from services and installations of $3.5 million for the three months ended December 31, 2014, or $0.3 million less than a combined profit of $3.8 million for the three months ended December 31, 2013. While acquisitions provided $1.1 million of gross profit from services and installations activities, the Partnership saw a decline in gross profit from the base business of $1.4 million.

Management views the services and installations department on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either services or installations billings.

(Increase) / Decrease in the Fair Value of Derivative Instruments

During the three months ended December 31, 2014, the change in the fair value of derivative instruments resulted in a $8.3 million charge as the expiration of certain hedged positions (a $4.2 million credit) was more than offset by a decrease in the market value for unexpired hedges (a $12.5 million charge). The decrease in market value was largely due to the decline in the price of home heating oil.

During the three months ended December 31, 2013, the change in the fair value of derivative instruments resulted in a $5.5 million credit due to the expiration of certain hedged positions (a $1.8 million credit) and an increase in the market value for unexpired hedges (a $3.7 million credit).

Delivery and Branch Expenses

For the three months ended December 31, 2014, delivery and branch expenses increased $10.4 million, or 15.3%, to $78.8 million, compared to $68.4 million for the three months ended December 31, 2013, largely due to the 12.3% increase in total volume sold. Acquisitions accounted for $9.0 million of the increase and expense relating to in the base business rose by $1.4 million, or 2.0%.

On a cents per gallon basis, delivery and branch expenses for the three months ended December 31, 2014, increased $0.0105, or 1.8%, to $0.6054, compared to $0.5949 for the three months ended December 31, 2013.

Depreciation and Amortization

For the three months ended December 31, 2014, depreciation and amortization expenses increased by $1.8 million, or 41.3%, to $6.2 million, compared to $4.4 million for the three months ended December 31, 2013, primarily due to the Griffith acquisition.

General and Administrative Expenses

For the three months ended December 31, 2014, general and administrative expenses increased $0.7 million, or 12.0%, to $6.1 million, from $5.4 million for the three months ended December 31, 2013, primarily due to an increase in profit sharing expense of $0.2 million and an increase in legal and professional fees of $0.5 million.

The Partnership accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees, and this amount is payable when the Partnership achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in Adjusted EBITDA.

Finance Charge Income

For the three months ended December 31, 2014, finance charge income decreased $0.2 million, to $0.8 million, compared to $1.0 million for the three months ended December 31, 2013 due to lower past due balances.

Interest Expense, Net

For the three months ended December 31, 2014, net interest expense decreased $0.2 million, or 4.5%, to $3.4 million compared to $3.6 million for the three months ended December 31, 2013 due to a decline in average working capital borrowings of $26.3 million.

Amortization of Debt Issuance Costs

For the three months ended December 31, 2014, amortization of debt issuance costs was unchanged at $0.4 million from the three months ended December 31, 2013.

Income Tax Expense

For the three months ended December 31, 2014, income tax expense decreased by $2.2 million to $11.4 million, from $13.6 million for the three months ended December 31, 2013, due to the decrease in pretax income of $5.9 million. The effective tax rate was 42.2% for the three months ended December 31, 2014 compared to 41.3% for the three months ended December 31, 2013.

Net Income

For the three months ended December 31, 2014, net income decreased $3.7 million to $15.6 million, from $19.3 million for the three months ended December 31, 2013, as the decrease in pretax income of $5.9 million was greater than the decrease in income tax expense of $2.2 million.

Adjusted EBITDA

For the three months ended December 31, 2014, Adjusted EBITDA increased by $9.4 million, or 26.4%, to $45.2 million from $35.8 million for the three months ended December 31, 2013 as the impact of the Griffith acquisition and higher home heating oil and propane per gallon margins more than offset the impact of warmer weather and an increase in operating costs.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to pay distributions.

EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended December 31,
(in thousands)	2014	2013
Net income	$15,554	$19,288
Plus:
Income tax expense	11,359	13,555
Amortization of debt issuance cost	400	421
Interest expense, net	3,460	3,623
Depreciation and amortization	6,158	4,359

EBITDA (a)	36,931	41,246

(Increase) / decrease in the fair value of derivative instruments	8,290	(5,458)

Adjusted EBITDA (a)	45,221	35,788

Add / (subtract)
Income tax benefit	(11,359)	(13,555)
Interest expense, net	(3,460)	(3,623)
Provision for losses on accounts receivable	236	796
Increase in accounts receivables	(58,241)	(107,604)
Increase in inventories	(8,633)	(16,140)
Decrease in customer credit balances	(5,862)	(20,119)
Change in deferred taxes	230	3,332
Change in other operating assets and liabilities	28,448	27,986

Net cash used in operating activities	$(13,420)	$(93,139)

Net cash used in investing activities	$(1,684)	$(2,921)

Net cash provided by (used in) financing activities	$(5,789)	$94,237

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

•	our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products, without regard to financing methods and capital structure; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

The method of calculating Adjusted EBITDA may not be consistent with that of other companies, and EBITDA and Adjusted EBITDA each has limitations as an analytical tool and so should be viewed in conjunction with measurements that are computed in accordance with GAAP. Some of the limitations of EBITDA and Adjusted EBITDA are:

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

During the three months ended December 31, 2014, cash used in operating activities decreased by $79.7 million to $13.4 million, when compared to $93.1 million of cash used in operating activities during the three months ended December 31, 2013, primarily due to: an $8.1 million increase in cash generated from operations, a favorable change in cash relating to accounts receivable of $63.6 million (including customer credit balances) and a decrease in cash needs to fund inventory of $7.5 million. The significant decline in the cost of liquid products resulted in a lower level of accounts receivables, higher customer credit balances and lower liquid product inventory.

Investing Activities

Our capital expenditures for the three months ended December 31, 2014 totaled $1.8 million, as we invested in computer hardware and software ($0.4 million), refurbished certain physical plants ($0.4 million), expanded our propane operations ($0.6 million) and made additions to our fleet and other equipment ($0.4 million).

Our capital expenditures for the three months ended December 31, 2013 totaled $3.0 million, as we invested in computer hardware and software ($0.6 million), refurbished certain physical plants ($0.6 million), expanded our propane operations ($0.9 million) and made additions to our fleet and other equipment ($0.9 million).

Financing Activities

During the three months ended December 31, 2014, we paid distributions of $5.0 million to our common unit holders and $0.09 million to our general partner (including $0.05 million of incentive distributions as provided in our Partnership Agreement) and repurchased 0.12 million units for $0.7 million in connection with our unit repurchase plan.

During the three months ended December 31, 2013, we borrowed $100.3 million under our credit facility, paid distributions of $4.7 million to our common unit holders and $0.07 million to our general partner (including $0.05 million of incentive distributions as provided in our Partnership Agreement) and repurchased 0.25 million units for $1.3 million in connection with our unit repurchase plan.

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of December 31, 2014 ($28.1 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and repaid from subsequent seasonal reductions in inventory and accounts receivable. As of December 31, 2014, we had no borrowings under our revolving credit facility and $55.3 million in letters of credit were outstanding, and our ability to borrow was reduced by $28.7 million to secure hedges with the bank group. If we require additional capital and the credit markets are receptive, we may seek to offer and sell debt securities.

Under the terms of the revolving credit facility, we must maintain at all times either Availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the maximum facility size or a fixed charge coverage ratio of not less than 1.1, which is calculated based upon Adjusted EBITDA for the trailing twelve month period. As December 31, 2014, Availability, as defined in the revolving credit facility agreement, was $181.7 million and we were in compliance with the fixed charge coverage ratio.

Maintenance capital expenditures for the remainder of fiscal 2015 are estimated to be approximately $4.5 million, excluding the capital requirements for leased fleet. In addition, we plan to invest an additional $2.0 million in our propane operations. Distributions for the balance of fiscal 2015, at the current quarterly level of $0.0875 per unit, would result in an aggregate of approximately $11.6 million to common unit holders, $0.3 million to our general partner (including $0.2 million of incentive distribution as provided for in our Partnership Agreement) and $0.2 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the general partner. In addition, the Partnership’s scheduled interest payments on its Senior Notes, which are due in December 2017, amount to $5.5 million. While the Partnership is not obligated to make a minimum required contribution to its two frozen defined benefit pension plans in fiscal year 2015, it is expected that a $1.7 million pension contribution may be made before the end of fiscal 2015. In addition, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

Contractual Obligations and Off-Balance Sheet Arrangements

There has been no material change to Contractual Obligations and Off-Balance Sheet Arrangements since our September 30, 2014, Form 10-K disclosure and therefore, the table has not been included in this Form 10-Q.

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

At December 31, 2014, we had outstanding borrowings totaling $125.0 million, none of which is subject to variable interest rates.

We also use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at December 31, 2014, the fair market value of these outstanding derivatives would decrease by $(1.1) million to a negative value of $(19.5) million; and conversely a hypothetical ten percent decrease in the cost of product would increase the fair market value of these outstanding derivatives by $0.7 million to a negative value of $(17.7) million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures.

The General Partner’s chief executive officer and its chief financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2014. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2014 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in Internal Control over Financial Reporting.

On March 4, 2014, the Partnership completed the acquisition of Griffith Energy Services, Inc. (“Griffith”). The Partnership is currently integrating Griffith into its operations. The Partnership is analyzing, evaluating and, where necessary, will implement changes in controls and procedures relating to the Griffith business as integration proceeds. As a result, this process may result in additions or changes to our internal control over financial reporting. Otherwise, there was no change in the Partnership’s internal control over financial reporting during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

c) The General Partner and the Partnership believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Partnership have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of our general partner have concluded, as of December 31, 2014, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

In the opinion of management, we are not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on our results of operations, financial position or liquidity.

Item 1A.

Risk Factors

In addition to the other information set forth in this Report, investors should carefully review and consider the information regarding certain factors which could materially affect our business, results of operations, financial condition and cash flows set forth in Part I Item 1A. “Risk Factors” in our Fiscal 2014 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

I tem 6.

Exhibits

(a)	Exhibits Included Within:

31.1	Certification of Chief Executive Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Star Gas Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.
(Registrant)

By: Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury	Executive Vice President, Chief Financial Officer,	February 4, 2015
Richard F. Ambury	Treasurer and Secretary Kestrel Heat LLC (Principal Financial Officer)

Signature	Title	Date

/s/ Richard G. Oakley	Senior Vice President - Controller Kestrel Heat LLC	February 4, 2015
Richard G. Oakley	(Principal Accounting Officer)