Form 10-Q
period 2015-03-31
STAR GAS PARTNERS LP
filed 2015-05-06
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

At April 30, 2015, the registrant had 57,282,352 Common Units outstanding.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
(in thousands)	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$37,127	$48,999
Receivables, net of allowance of $10,015 and $9,220, respectively	265,257	123,800
Inventories	50,738	59,240
Fair asset value of derivative instruments	569	2,342
Current deferred tax assets, net	38,160	38,141
Prepaid expenses and other current assets	24,800	23,943

Total current assets	416,651	296,465

Property and equipment, net	65,701	67,419
Goodwill	209,403	209,331
Intangibles, net	95,429	100,783
Deferred charges and other assets, net	11,237	11,109

Total assets	$798,421	$685,107

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$27,029	$21,644
Fair liability value of derivative instruments	7,650	12,358
Accrued expenses and other current liabilities	162,122	102,934
Unearned service contract revenue	50,046	43,901
Customer credit balances	30,333	72,595

Total current liabilities	277,180	253,432

Long-term debt	124,632	124,572
Long-term deferred tax liabilities, net	33,436	25,181
Other long-term liabilities	8,918	8,677
Partners’ capital
Common unitholders	376,978	296,968
General partner	240	(105)
Accumulated other comprehensive loss, net of taxes	(22,963)	(23,618)

Total partners’ capital	354,255	273,245

Total liabilities and partners’ capital	$798,421	$685,107

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands, except per unit data - unaudited)	2015	2014	2015	2014
Sales:
Product	$706,004	$839,953	$1,141,016	$1,303,340
Installations and services	56,305	52,288	120,510	109,511

Total sales	762,309	892,241	1,261,526	1,412,851
Cost and expenses:
Cost of product	462,815	639,564	772,064	998,141
Cost of installations and services	60,362	53,032	121,045	106,475
(Increase) decrease in the fair value of derivative instruments	(12,631)	4,105	(4,341)	(1,353)
Delivery and branch expenses	106,107	92,428	184,941	160,828
Depreciation and amortization expenses	6,217	4,917	12,375	9,276
General and administrative expenses	6,861	6,449	12,917	11,855
Finance charge income	(1,517)	(2,207)	(2,343)	(3,211)

Operating income	134,095	93,953	164,868	130,840
Interest expense, net	(3,816)	(4,274)	(7,276)	(7,897)
Amortization of debt issuance costs	(403)	(390)	(803)	(811)

Income before income taxes	129,876	89,289	156,789	122,132
Income tax expense	54,189	37,073	65,548	50,628

Net income	$75,687	$52,216	$91,241	$71,504
General Partner’s interest in net income	428	294	516	403

Limited Partners’ interest in net income	$75,259	$51,922	$90,725	$71,101

Basic and diluted income per Limited Partner Unit (1):	$1.08	$0.75	$1.31	$1.03

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	57,282	57,468	57,288	57,490

(1)	See Note 13 Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands - unaudited)	2015	2014	2015	2014
Net income	$75,687	$52,216	$91,241	$71,504
Other comprehensive income:
Unrealized gain on pension plan obligation (1)	558	528	1,114	1,056
Tax effect of unrealized gain on pension plan	(229)	(216)	(459)	(432)

Total other comprehensive income	329	312	655	624

Total comprehensive income	$76,016	$52,528	$91,896	$72,128

(1)	Amount is included within general and administrative expenses.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Number of Units
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2014	57,405	326	$296,968	$(105)	$(23,618)	$273,245
Net income	—	—	90,725	516	—	91,241
Unrealized gain on pension plan obligation	—	—	—	—	1,114	1,114
Tax effect of unrealized gain on pension plan	—	—	—	—	(459)	(459)
Distributions	—	—	(10,024)	(171)	—	(10,195)
Retirement of units (1)	(123)	—	(691)	—	—	(691)

Balance as of March 31, 2015 (unaudited)	57,282	326	$376,978	$240	$(22,963)	$354,255

(1)	See Note 3 - Common Unit Repurchase and Retirement.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
(in thousands - unaudited)	2015	2014
Cash flows provided by (used in) operating activities:
Net income	$91,241	$71,504
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(4,341)	(1,353)
Depreciation and amortization	13,178	10,087
Provision for losses on accounts receivable	3,567	4,478
Change in deferred taxes	7,776	8,190
Changes in operating assets and liabilities:
Increase in receivables	(145,609)	(240,013)
Decrease in inventories	8,581	13,146
Decrease in other assets	192	3,946
Increase in accounts payable	5,624	12,847
Decrease in customer credit balances	(42,309)	(52,425)
Increase in other current and long-term liabilities	65,700	47,893

Net cash provided by (used in) operating activities	3,600	(121,700)

Cash flows provided by (used in) investing activities:
Capital expenditures	(3,674)	(4,982)
Proceeds from sales of fixed assets	157	82
Acquisitions (net of cash acquired of $0, and $4,151, respectively)	(1,069)	(97,950)

Net cash used in investing activities	(4,586)	(102,850)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	12,296	195,482
Revolving credit facility repayments	(12,296)	(29,741)
Distributions	(10,195)	(9,622)
Unit repurchases	(691)	(1,300)
Deferred charges	—	(2,371)

Net cash provided by (used in) financing activities	(10,886)	152,448

Net decrease in cash and cash equivalents	(11,872)	(72,102)
Cash and cash equivalents at beginning of period	48,999	85,057

Cash and cash equivalents at end of period	$37,127	$12,955

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a full service provider specializing in the sale of home heating products and services to residential and commercial customers. The Partnership also services and sells heating and air conditioning equipment to its home heating oil and propane customers and to a lesser extent, provides these offerings to customers outside of our home heating oil and propane customer base. In certain of our marketing areas, we provide home security and plumbing services primarily to our home heating oil and propane customer base. We also sell diesel fuel, gasoline and home heating oil on a delivery only basis. All of these products and services are offered through our home heating oil and propane locations. The Partnership has one reportable segment for accounting purposes. We are the nation’s largest retail distributor of home heating oil, based upon sales volume, operating throughout the Northeast and Mid-Atlantic.

The Partnership is organized as follows:

• The Partnership is a master limited partnership, which at March 31, 2015, had outstanding 57.3 million Common Units (NYSE: “SGU”), representing 99.43% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.57% general partner interest in Star Gas Partners. The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

• The Partnership owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. The Partnership’s operations are conducted through Petro and its subsidiaries. Petro is a Northeast and Mid-Atlantic region retail distributor of home heating oil and propane that at March 31, 2015, served approximately 452,000 full-service residential and commercial home heating oil and propane customers. Petro also sold diesel fuel, gasoline and home heating oil to approximately 76,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers and provided ancillary home services, including home security and plumbing, to approximately 24,000 customers.

• Star Gas Finance Company (“SGFC”) is a 100% owned subsidiary of the Partnership. SGFC serves as the co-issuer, jointly and severally with the Partnership, of its $125 million principal amount of 8.875% Senior Notes outstanding at March 31, 2015, due December 2017. SGFC and the Partnership are dependent on distributions, including inter-company interest payments from its subsidiaries, to service the debt issued by SGFC and the Partnership. The distributions from these subsidiaries are not guaranteed and are subject to certain loan restrictions. SGFC has nominal assets and conducts no business operations (See Note 9—Long-Term Debt and Bank Facility Borrowings).

2) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P. and its subsidiaries. All material inter-company items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Partnership’s business, the results of operations and cash flows for the six month period ended March 31, 2015, and March 31, 2014, are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2016; the original public entity effective date. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Partnership has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires retrospective application and represents a change in accounting principle. The update is effective for our annual reporting period beginning in the first quarter of fiscal 2017, with early adoption permitted. The Partnership expects the impact of ASU 2015-03 will be limited to the presentation of debt issuance cost on its balance sheet.

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

Under the Partnership’s second amended and restated credit agreement dated January 14, 2014, in order to repurchase Common Units we must maintain Availability (as defined in the second amended and restated credit facility agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase. The Partnership was in compliance with this covenant for all unit repurchases made during the six months ended March 31, 2015.

The following table shows repurchases under Plan III.

(in thousands, except per unit amounts) Period	Total Number of Units Purchased (a)	Average Price Paid per Unit (b)	Maximum Number of Units that May Yet Be Purchased
Plan III - Number of units authorized			4,894
Private transaction - Number of units authorized			1,150

			6,044

Plan III - Fiscal years 2012 to 2014 total (c)	3,619	$4.69	2,425

Plan III - First quarter fiscal year 2015 total	123	$5.64	2,302
Plan III - Second quarter fiscal year 2015 total	—	$—	2,302

Plan III - Six months fiscal year 2015 total	123	$5.64	2,302

(a)	Units were repurchased as part of a publicly announced program, except as noted in a private transaction.
(b)	Amounts include repurchase costs.
(c)	Includes 1.45 million common units acquired in a private transaction.

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

As of March 31, 2015, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Partnership held the following derivative instruments that settle in future months to match anticipated sales: 6.3 million gallons of swap contracts, 4.1 million gallons of call options, 3.1 million gallons of put options and 54.7 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of March 31, 2015, had 34.1 million gallons of purchased future contracts and 54.7 million gallons of sold future contracts that settle in future months. To hedge its internal fuel usage for the remainder of fiscal 2015 and for fiscal 2016, the Partnership, as of March 31, 2015, had 3.2 million gallons of swap contracts that settle in future months.

As of March 31, 2014, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Partnership held 0.3 million gallons of physical inventory and the following derivative instruments that settle in future months to match anticipated sales: 6.3 million gallons of swap contracts, 1.1 million gallons of call options, 4.2 million gallons of put options and 47.7 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of March 31, 2014, had 46.2 million gallons of purchased future contracts and 60.0 million gallons of sold future contracts that settle in future months. In addition to the previously described hedging instruments, to lock-in the differential between high sulfur home heating oil and ultra low sulfur diesel, the Partnership as of March 31, 2014, had 33.1 million gallons of corresponding purchased and sold swap contracts. To hedge its internal fuel usage for the remainder of fiscal 2014, the Partnership as of March 31, 2014, had 1.0 million gallons of swap contracts that settle in future months.

The Partnership’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Regions Financial Corporation, Societe Generale, and Wells Fargo Bank, N.A. The Partnership assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Partnership generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At March 31, 2015, the aggregate cash posted as collateral in the normal course of business at counterparties was $2.1 million. Positions with counterparties who are also parties to our revolving credit facility are collateralized under that facility. As of March 31, 2015, $12.2 million of hedge positions and payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Balance Sheet Location	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2
Asset Derivatives at March 31, 2015
Commodity contracts	Fair asset and fair liability value of derivative instruments	$34,566	$8,124	$26,442
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	1,093	180	913

Commodity contract assets at March 31, 2015		$35,659	$8,304	$27,355

Liability Derivatives at March 31, 2015
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(41,647)	$(7,591)	$(34,056)
Commodity contracts	Long-term derivative liabilities included in the other long-term liabilities balance	(1,063)	(122)	(941)

Commodity contract liabilities at March 31, 2015		$(42,710)	$(7,713)	$(34,997)

Asset Derivatives at September 30, 2014
Commodity contracts	Fair asset and fair liability value of derivative instruments	$26,263	$2,328	$23,935

Commodity contract assets at September 30, 2014		$26,263	$2,328	$23,935

Liability Derivatives at September 30, 2014
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(36,279)	$—	$(36,279)

Commodity contract liabilities at September 30, 2014		$(36,279)	$—	$(36,279)

The Partnership’s derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$8,159	$(7,590)	$569	$—	$—	$569
Long-term derivative assets included in deferred charges and other assets, net	672	(550)	122	—	—	122
Fair liability value of derivative instruments	26,407	(34,057)	(7,650)	—	—	(7,650)
Long-term derivative liabilities included in other long-term liabilities, net	421	(513)	(92)			(92)

Total at March 31, 2015	$35,659	$(42,710)	$(7,051)	$—	$—	$(7,051)

Fair asset value of derivative instruments	$2,342	$—	$2,342	$—	$—	$2,342
Fair liability value of derivative instruments	23,921	(36,279)	(12,358)	—	—	(12,358)

Total at September 30, 2014	$26,263	$(36,279)	$(10,016)	$—	$—	$(10,016)

(In thousands)	The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Six Months Ended March 31, 2015	Six Months Ended March 31, 2014
Closed Positions
Commodity contracts	Cost of product (a)	$17,322	$3,216	$10,517	$8,527
Commodity contracts	Cost of installations and service (a)	$859	$(87)	$1,345	$(95)
Commodity contracts	Delivery and branch expenses (a)	$991	$(75)	$1,465	$(114)

(a) Represents realized closed positions and includes the cost of options as they expire.

Open Positions
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments	$(12,631)	$4,105	$(4,341)	$(1,353)

5) Inventories

The Partnership’s product inventories are stated at the lower of cost or market computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost or market using the FIFO method. The components of inventory were as follows (in thousands):

	March 31, 2015	September 30, 2014
Product	$31,142	$39,802
Parts and equipment	19,596	19,438

Total inventory	$50,738	$59,240

6) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	March 31, 2015	September 30, 2014
Property and equipment	$172,685	$170,307
Less: accumulated depreciation	106,984	102,888

Property and equipment, net	$65,701	$67,419

7) Business Combination

During fiscal 2015, the Partnership acquired a propane dealer for an aggregate purchase price of approximately $1.1 million. The gross purchase price was allocated $0.3 million to intangible assets, $0.1 million to goodwill and $0.7 million to fixed assets. The acquired company’s operating results are included in the Partnership’s consolidated financial statements starting on its acquisition date, and are not material to the Partnership’s financial condition, results of operations, or cash flows.

8) Goodwill and Intangibles, net

Goodwill

A summary of changes in the Partnership’s goodwill is as follows (in thousands):

Balance as of September 30, 2014	$209,331
Fiscal year 2015 business combination	72

Balance as of March 31, 2015	$209,403

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	March 31, 2015			September 30, 2014
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$305,892	$230,267	$75,625	$304,699	$224,215	$80,484
Trade names and other intangibles	24,207	4,403	19,804	24,070	3,771	20,299

Total	$330,099	$234,670	$95,429	$328,769	$227,986	$100,783

Amortization expense for intangible assets was $6.7 million for the six months ended March 31, 2015, compared to $5.0 million for the six months ended March 31, 2014.

9) Long-Term Debt and Bank Facility Borrowings

The Partnership’s debt is as follows

(in thousands):

	March 31, 2015		September 30, 2014
	Carrying		Carrying
	Amount	Fair Value (a)	Amount	Fair Value (a)
8.875% Senior Notes (b)	$124,632	$130,000	$124,572	$130,313
Revolving Credit Facility Borrowings (c)	—	—	—	—

Total debt	$124,632	$130,000	$124,572	$130,313

Total long-term portion of debt	$124,632	$130,000	$124,572	$130,313

(a)	The Partnership’s fair value estimates of long-term debt are made at a specific point in time, based on Level 2 inputs.
(b)	The 8.875% Senior Notes were originally issued in November 2010 in a private placement offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, and in February 2011, were exchanged for substantially identical public notes registered with the Securities and Exchange Commission. These public notes mature in December 2017 and accrue interest at an annual rate of 8.875% requiring semi-annual interest payments on June 1 and December 1 of each year. The discount on these notes was $0.4 million at March 31, 2015. Under the terms of the indenture, these notes permit restricted payments after passing particular financial tests. The Partnership can incur debt up to $100 million for acquisitions and can also pay restricted payments of $22.0 million without passing financial tests.
(c)	In January 2014, the Partnership entered into a second amended and restated asset based revolving credit facility agreement with a bank syndicate comprised of fifteen participants, which replaced the then existing revolving credit facility.

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

At March 31, 2015, no amount was outstanding under the revolving credit facility, $12.2 million of hedge positions were secured, and $55.4 million of letters of credit were issued. At September 30, 2014, no amount was outstanding under the revolving credit facility, $14.9 million of hedge positions were secured, and $52.8 million of letters of credit were issued.

At March 31, 2015, availability was $232.4 million and the Partnership was in compliance with the revolving credit facility’s fixed charge coverage ratio. At September 30, 2014, availability was $149.6 million and the Partnership was in compliance with the revolving credit facility’s fixed charge coverage ratio.

10) Income Taxes

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

Income and losses of Star Gas Partners are allocated directly to the individual partners. Even though Star Gas Partners will generate non-qualifying Master Limited Partnership income through its corporate subsidiaries, cash received by Star Gas Partners from its corporate subsidiaries is generally included in the determination of qualified Master Limited Partnership income. All or a portion of such cash could be taxable as dividend income or as a capital gain to the individual partners. This could be the case even if Star Gas Partners used the cash received from its corporate subsidiaries for purposes such as the repurchase of Common Units or other types of capital transactions rather than distributions to its individual partners.

The accompanying financial statements are reported on a fiscal year, however, Star Gas Partners and its corporate subsidiaries file Federal and state income tax returns on a calendar year.

The current and deferred income tax expenses for the three and six months ended March 31, 2015, and 2014 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2015	2014	2015	2014
Income before income taxes	$129,876	$89,289	$156,789	$122,132
Current tax expense	$46,642	$32,215	$57,772	$42,438
Deferred tax expense	7,547	4,858	7,776	8,190

Total tax expense	$54,189	$37,073	$65,548	$50,628

As of January 1, 2015, Star Acquisitions, Inc., a wholly-owned subsidiary of the Partnership, had an estimated Federal net operating loss carry forward (“NOLs”) of approximately $6.1 million. The Federal NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income but are also subject to annual limitations of between $1.0 million and $2.2 million.

FASB ASC 740-10-05-6 Income Taxes, Uncertain Tax Position, provides financial statement accounting guidance for uncertainty in income taxes and tax positions taken or expected to be taken in a tax return. At March 31, 2015, we had unrecognized income tax benefits totaling $1.0 million including related accrued interest and penalties of $0.1 million. These unrecognized tax benefits are primarily the result of state tax uncertainties. If recognized, these tax benefits would be recorded as a benefit to the effective tax rate.

We believe that the total liability for unrecognized tax benefits will not materially change during the next 12 months ending March 31, 2016. Our continuing practice is to recognize interest related to income tax matters as a component of income tax expense. We file U.S. Federal income tax returns and various state and local returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. For our Federal income tax returns we have four tax years subject to examination. In our major state tax jurisdictions of New York, Connecticut, Pennsylvania and New Jersey, we have four, four, four and five tax years, respectively, that are subject to examination. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, based on our assessment of many factors including past experience and interpretation of tax law, we believe that our provision for income taxes reflect the most probable outcome. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

11) Supplemental Disclosure of Cash Flow Information

	Six Months Ended
	March 31,
(in thousands)	2015	2014
Cash paid during the period for:
Income taxes, net	$11,960	$8,395
Interest	$7,022	$7,701
Non-cash investing activities:
Acquisition of NYC heating oil customer list	$886	$—
Non-cash financing activities:
Increase in interest expense—amortization of debt discount on 8.875% Senior Notes	$60	$55

12) Commitments and Contingencies

The Partnership’s operations are subject to the operating hazards and risks normally incidental to handling, storing and transporting and otherwise providing for use by consumers hazardous liquids such as home heating oil and propane. At any given time the Partnership is a defendant in various legal proceedings and litigation arising in the ordinary course of business. The Partnership records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Partnership maintains insurance policies with insurers in amounts and with coverages and deductibles we believe are reasonable and prudent. However, the Partnership cannot assure that this insurance will be adequate to protect it from all material expenses related to potential future claims. In the opinion of management the Partnership is not a party to any litigation which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on the Partnership’s results of operations, financial position or liquidity.

13) Earnings Per Limited Partner Unit

Income per limited partner unit is computed in accordance with FASB ASC 260-10-05 Earnings Per Share, Master Limited Partnerships (EITF 03-06), by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding. The pro forma nature of the allocation required by this standard provides that in any accounting period where the Partnership’s aggregate net income exceeds its aggregate distribution for such period, the Partnership is required to present net income per limited partner unit as if all of the earnings for the periods were distributed, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective. This allocation does not impact the Partnership’s overall net income or other financial results. However, for periods in which the Partnership’s aggregate net income exceeds its aggregate distributions for such period, it will have the impact of reducing the earnings per limited partner unit, as the calculation according to this standard result in a theoretical increased allocation of undistributed earnings to the general partner. In accounting periods where aggregate net income does not exceed aggregate distributions for such period, this standard does not have any impact on the Partnership’s net income per limited partner unit calculation. A separate and independent calculation for each quarter and year-to-date period is performed, in which the Partnership’s contractual participation rights are taken into account.

The following presents the net income allocation and per unit data using this method for the periods presented:

	Three Months Ended		Six Months Ended
Basic and Diluted Earnings Per Limited Partner:	March 31,		March 31,
(in thousands, except per unit data)	2015	2014	2015	2014
Net income	$75,687	$52,216	$91,241	$71,504
Less General Partner’s interest in net income	428	294	516	403

Net income available to limited partners	75,259	51,922	90,725	71,101
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	13,616	9,065	15,705	11,922

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$61,643	$42,857	$75,020	$59,179

Per unit data:
Basic and diluted net income available to limited partners	$1.31	$0.90	$1.58	$1.24
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	0.23	0.15	0.27	0.21

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$1.08	$0.75	$1.31	$1.03

Weighted average number of Limited Partner units outstanding	57,282	57,468	57,288	57,490

14) Subsequent Events

Quarterly Distribution Declared

In April 2015, we declared a quarterly distribution of $0.095 per unit, or $0.38 per unit on an annualized basis, on all Common Units with respect to the second quarter of fiscal 2015, payable on May 8, 2015, to holders of record on April 30, 2015. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to Common Unit holders and 10% to the General Partner unit holders (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $5.4 million will be paid to the Common Unit holders, $0.1 million to the General Partner unit holders (including $0.09 million of incentive distribution as provided in our Partnership Agreement) and $0.09 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

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

Seasonality

The following matters should be considered in analyzing our financial results. Our fiscal year ends on September 30. All references to quarters and years respectively in this document are to the fiscal quarters and years unless otherwise noted. The seasonal nature of our business has resulted, on average, during the last five years, in the sale of approximately 30% of our volume of home heating oil and propane in the first fiscal quarter and 50% of our volume in the second fiscal quarter, the peak heating season. We generally realize net income in both of these quarters and net losses during the quarters ending June and September. In addition, sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices and other factors.

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

	Fiscal 2015(1) (2)		Fiscal 2014(1)		Fiscal 2013 (1)		Fiscal 2012		Fiscal 2011
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$1.85	$2.66	$2.84	$3.12	$2.90	$3.26	$2.72	$3.17	$2.19	$2.54
March 31	1.62	2.30	2.89	3.28	2.86	3.24	2.99	3.32	2.49	3.09
June 30			2.85	3.05	2.74	3.09	2.53	3.25	2.75	3.32
September 30			2.65	2.98	2.87	3.21	2.68	3.24	2.77	3.13

(1)	Beginning April 1, 2013, the NYMEX contract specifications were changed from high sulfur home heating oil to ultra low sulfur diesel. Ultra low sulfur diesel is similar in composition to ultra low sulfur home heating oil.
(2)	As of April 30, 2015, the NYMEX price per gallon for ultra low sulfur diesel was $1.98.

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

Weather Hedge Contract

Weather conditions have a significant impact on the demand for home heating oil and propane because customers depend on these products principally for space heating purposes. Actual weather conditions may vary substantially from year to year, significantly affecting our financial performance. To partially mitigate the adverse effect of warm weather on our cash flows, we have used weather hedging contracts for a number of years.

The Partnership has entered into weather hedge contracts for the fiscal years 2014, 2015, 2016 and 2017 with Swiss Re, under which Star is entitled to receive a payment of $35,000 per heating degree-day shortfall if the total number of heating degree-days within the hedge period is less than approximately 92.5% of the ten year average (the “Payment Threshold”). The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year and has a maximum payout of $12.5 million for each fiscal year. The Partnership did not record any benefit under its weather hedge contract during fiscal 2014 and has not recorded any benefit for the six months ended March 31, 2015.

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

A significant portion of our home heating oil volume is sold to individual customers under an arrangement pre-establishing a ceiling price or fixed price for home heating oil over a fixed period of time, generally twelve months (“price-protected” customers). When these price-protected customers agree to purchase home heating oil from us for the next heating season, we purchase option contracts, swaps and futures contracts for a substantial majority of the heating oil that we expect to sell to these customers. The amount of home heating oil volume that we hedge per price-protected customer is based upon the estimated fuel consumption per average customer per month. In the event that the actual usage exceeds the amount of the hedged volume on a monthly basis, we may be required to obtain additional volume at unfavorable costs. In addition, should actual usage in any month be less than the hedged volume, our hedging costs and losses could be greater, thus reducing expected margins.

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

Acquisitions

On March 4, 2014, the Partnership completed the acquisition of Griffith Energy Services, Inc. (“Griffith”) of Columbia, Maryland, from Central Hudson Enterprises Corporation. The Partnership purchased 100% of the stock of Griffith for $97.7 million, consisting of $69.9 million paid for the long term assets and $27.8 million paid for working capital (net of $4.2 million of cash acquired). Griffith’s results are included in the three and six months ended March 31, 2015 but are only included in the three and six months ended March 31, 2014 from the date of acquisition.

On December 22, 2014, the Partnership entered into an agreement to deliver to and service certain home heating oil accounts of a company (in the New York City Metropolitan area) that was exiting the business. The agreement provides that the Partnership will make payments to the seller over the next three years, estimated to total $1.0 million, based upon the Partnership’s retention of the accounts. Separately, in January 2015 the Partnership purchased for cash the customer lists and assets of a propane dealership in Georgia for approximately $1.1 million, including net working capital of $0.1 million.

Income Taxes

Net Operating Loss Carry Forwards

The Partnership and its corporate subsidiaries file Federal and state income tax returns on a calendar year. As of January 1, 2015, our Federal Net Operating Loss carry forwards (“NOLs”) were $6.1 million, subject to annual limitations of between $1.0 million and $2.2 million of such losses that can be used.

Book Versus Tax Deductions

The amount of cash flow that we generate in any given year depends upon a variety of factors including the amount of cash income taxes that our corporate subsidiaries are required to pay, which will increase as tax depreciation and amortization decreases. The amount of depreciation and amortization that we deduct for book (i.e., financial reporting) purposes will differ from the amount that our subsidiaries can deduct for tax purposes. The table below compares the estimated depreciation and amortization for book purposes to the amount that our subsidiaries expect to deduct for tax purposes based on currently owned assets. Our subsidiaries file their tax returns based on a calendar year. The amounts below are based on our September 30 fiscal year.

Estimated Depreciation and Amortization Expense

(in thousands) Fiscal Year	Book	Tax
2015	$26,239	$34,229
2016	23,620	28,245
2017	20,842	19,757
2018	17,778	15,657
2019	15,571	12,374
2020	13,067	10,533

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

Gross customer gains and losses

	Fiscal Year Ended
	2015			2014			2013
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	27,400	23,100	4,300	25,700	22,700	3,000	26,100	24,400	1,700
Second Quarter	16,000	18,200	(2,200)	16,800	16,700	100	13,900	19,300	(5,400)
Third Quarter	—	—	—	8,100	14,100	(6,000)	7,100	13,600	(6,500)
Fourth Quarter	—	—	—	17,500	18,700	(1,200)	14,400	18,000	(3,600)

Total	43,400	41,300	2,100	68,100	72,200	(4,100)	61,500	75,300	(13,800)

Net customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2015			2014			2013
	Gross Customer		Net Gains /	Gross Customer		Net Gains /	Gross Customer		Net Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	6.2%	5.2%	1.0%	6.1%	5.3%	0.8%	6.3%	5.9%	0.4%
Second Quarter	3.6%	4.1%	(0.5%)	3.9%	3.9%	0.0%	3.3%	4.6%	(1.3%)
Third Quarter	—	—	—	1.9%	3.3%	(1.4%)	1.7%	3.3%	(1.6%)
Fourth Quarter	—	—	—	4.1%	4.4%	(0.3%)	3.5%	4.3%	(0.8%)

Total	9.8%	9.3%	0.5%	16.0%	16.9%	(0.9%)	14.8%	18.1%	(3.3%)

During the first half of fiscal 2015, the Partnership gained 2,100 accounts (net), or 0.5%, of our home heating oil and propane customer base, compared to a gain of 3,100 accounts (net), or 0.8% of our home heating oil and propane customer base in the first half of fiscal 2014.

Excluding the impact of the Griffith acquisition, the Partnership grew its customer base by 0.3% in the six months ended March 31, 2015, versus growth of 0.8% for the six months ended March 31, 2014. Gross customer gains were lower by 2,900 accounts and gross customer losses were lower by 900 accounts year-over-year. We believe the decline in home heating oil prices drove a reduction in marketing leads and resulted in lower gross customer gains as well as lower gross customer losses. In addition, during the six months ended March 31, 2014, the Partnership’s gross customer gains benefitted from a few competitors that experienced operational difficulties.

During the first half of fiscal 2015, we lost 1.0% of our home heating oil accounts to natural gas conversions versus 1.2% during the first half of both fiscal 2014 and fiscal 2013. Conversions to natural gas may continue as it has become significantly less expensive than home heating oil on an equivalent BTU basis.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Partnership and its subsidiaries and should be read in conjunction with the historical financial and operating data and Notes thereto included elsewhere in this Quarterly Report.

Three Months Ended March 31, 2015

Compared to the Three Months Ended March 31, 2014

Volume

For the three months ended March 31, 2015, retail volume of home heating oil and propane increased by 21.9 million gallons, or 11.6%, to 209.8 million gallons, compared to 187.9 million gallons for the three months ended March 31, 2014. For those locations where the Partnership had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended March 31, 2015 were 5.8% colder than the three months ended March 31, 2014 and 18.9% colder than normal, as reported by the National Oceanic and Atmospheric Administration (“NOAA”). For the twelve months ended March 31, 2015, net customer attrition for the base business was 1.6%. Due to various reasons, we believe that our customers are adopting conservation measures to use less of our products. The impact of any such conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency and other volume variances not otherwise described, are also included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume—Three months ended March 31, 2014	187.9
Acquisitions	15.7
Impact of colder temperatures	10.3
Net customer attrition	(4.3)
Other	0.2

Change	21.9

Volume—Three months ended March 31, 2015	209.8

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Three Months Ended
Customers	March 31, 2015	March 31, 2014
Residential Variable	38.3%	40.2%
Residential Price-Protected	47.6%	45.7%
Commercial/Industrial	14.1%	14.1%

Total	100.0%	100.0%

The Partnership has experienced a shift from our variable pricing plans to our price-protected offerings as customers seek surety of price, which may impact our ability to expand our per gallon margins in the future.

Volume of other petroleum products increased by 7.2 million gallons, or 37.0%, to 26.8 million gallons for the three months ended March 31, 2015, compared to 19.6 million gallons for the three months ended March 31, 2014, largely due to the additional volume from the Griffith acquisition.

Product Sales

For the three months ended March 31, 2015, product sales decreased $134.0 million, or 16.0%, to $706.0 million, compared to $840.0 million for the three months ended March 31, 2014, as an increase in total volume of 14.0% and higher per gallon gross profit margins was more than offset by a decline in wholesale product costs of $1.1262 per gallon, or 36.5%.

Installations and Services

For the three months ended March 31, 2015, installation and service sales increased $4.0 million, or 7.7%, to $56.3 million, compared to $52.3 million for the three months ended March 31, 2014, largely due to the additional revenue from acquisitions of $3.7 million.

Cost of Product

For the three months ended March 31, 2015, cost of product decreased $176.8 million, or 27.6%, to $462.8 million, compared to $639.6 million for the three months ended March 31, 2014, as an increase in total volume of 14.0% was reduced by a $1.1262 per gallon, or 36.5%, decline in wholesale product cost.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended March 31, 2015 increased by $0.0854 per gallon, or 8.3%, to $1.1207 per gallon, from $1.0353 per gallon during the three months ended March 31, 2014 due in part to the impact of the Griffith acquisition. In the base business, home heating oil and propane margins increased by $0.0778 per gallon, or 7.5%. Over the last five fiscal years, our home heating oil and propane margins have increased an average of $0.0204 per gallon annually. The expansion of the Partnership’s per gallon margin in the base business during the three months March 31, 2015 is in excess of the historical annual average by $0.0574 cents per gallon. The Partnership was able to expand per gallon margins largely due to the decline in per gallon wholesale product costs. In addition, numerous snow storms and the intensity of the winter weather conditions (18.9% colder than normal temperatures), which drove an increase in operating and service costs, necessitated an increase in per gallon margins to defray these additional costs of $0.0294 per gallon, or 6.5%. Going forward, the Partnership cannot guarantee that the per gallon margins achieved during the three months ended March 31, 2015 are sustainable. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	March 31, 2015		March 31, 2014
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	209.8		187.9

Sales	$646.9	$3.0836	$771.8	$4.1071
Cost	$411.8	$1.9629	$577.2	$3.0718

Gross Profit	$235.1	$1.1207	$194.6	$1.0353

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	26.8		19.6

Sales	$59.1	$2.2052	$68.2	$3.4824
Cost	$51.0	$1.9037	$62.4	$3.1837

Gross Profit	$8.1	$0.3015	$5.8	$0.2986

Total Product	Amount (in millions)		Amount (in millions)
Sales	$706.0		$840.0
Cost	$462.8		$639.6

Gross Profit	$243.2		$200.4

For the three months ended March 31, 2015, total product gross profit increased by $42.8 million to $243.2 million, compared to $200.4 million for the three months ended March 31, 2014, due to an increase in home heating oil and propane volume ($22.6 million), the impact of higher home heating oil and propane margins ($17.9 million) and the additional gross profit from other petroleum products ($2.3 million).

Cost of Installations and Services

For the three months ended March 31, 2015, cost of installations and services increased by $7.3 million, or 13.8%, to $60.3 million, compared to $53.0 million for the three months ended March 31, 2014, due to a $3.3 million increase related to acquisitions and $4.0 million in our base business.

Total installation costs for the three months ended March 31, 2015 increased by $0.8 million, or 5.0%, to $15.6 million, compared to $14.8 million in installation costs for the three months ended March 31, 2014 primarily due to acquisitions. Installation costs as a percentage of installation sales for both the three months ended March 31, 2015 and the three months ended March 31, 2014 was 88.6%.

Service expenses increased to $44.8 million for the three months ended March 31, 2015, or 115.7% of service sales, versus $38.2 million, or 107.4% of service sales, for the three months ended March 31, 2014. The increase in service expenses of $6.6 million included an acquisition related increase of $2.4 million and an increase in the base business of $4.2 million, or 10.9%. The 5.8% colder temperatures drove an increase in the number of service hours required to ensure our customers’ heating systems were operational and numerous snow storms in certain areas of our footprint hampered productivity and also drove an increase in service costs. The additional service work was performed at premium labor rates. In addition, the Partnership’s expansion of its service offerings resulted in an increase in service costs. We experienced a combined loss from service and installation of $4.1 million for the three months ended March 31, 2015 compared to a combined loss of $0.7 million for the three months ended March 31, 2014. Management views the service and installation department on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended March 31, 2015, the change in the fair value of derivative instruments resulted in a $12.6 million credit due to the expiration of certain hedged positions (an $11.6 million credit) and an increase in the market value for unexpired hedges (a $1.0 million credit).

During the three months ended March 31, 2014, the change in the fair value of derivative instruments resulted in a $4.1 million charge due to the expiration of certain hedged positions (a $0.2 million credit) and a decrease in market value for unexpired hedges (a $4.3 million charge).

Delivery and Branch Expenses

For the three months ended March 31, 2015, delivery and branch expense increased $13.7 million, or 14.8%, to $106.1 million, compared to $92.4 million for the three months ended March 31, 2014, due to an acquisition related increase of $8.2 million and an increase in the base business of $5.5 million. The impact of colder weather and the numerous snow storms in fiscal 2015 led to higher direct delivery costs and an increased need for office and clerical support.

On a cents per gallon basis, delivery and branch expenses for the three months ended March 31, 2015 increased by $0.0008, or 0.2%, to $0.4609, compared to $0.4601 for the three months ended March 31, 2014. In the base business, delivery and branch expenses increased by $0.0119 per gallon, or 2.6% to $0.4720 for the three months ended March 31, 2015. The additional volume sold (due to the colder winter) in fiscal 2015 caused us to incur premium labor rates, and the numerous snow storms created operational inefficiencies which also led to a higher than expected cents per gallon of delivery and branch expenses.

Depreciation and Amortization

For the three months ended March 31, 2015, depreciation and amortization expenses increased by $1.3 million, or 26.4%, to $6.2 million, compared to $4.9 million for the three months ended March 31, 2014. This increase was largely due to the Griffith acquisition.

General and Administrative Expenses

For the three months ended March 31, 2015, general and administrative expenses increased $0.4 million, to $6.8 million, from $6.4 million for the three months ended March 31, 2014, largely due to an increase in profit sharing expense of $0.6 million.

The Partnership accrues approximately 6% of Adjusted EBITDA as defined in the profit sharing plan for distribution to its employees, and this amount is payable when the Partnership achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in Adjusted EBITDA.

Finance Charge Income

For the three months ended March 31, 2015, finance charge income decreased by $0.7 million, to $1.5 million compared to $2.2 million for the three months ended March 31, 2014. The decline in the wholesale cost of product led to lower retail selling prices and thus a decline in accounts receivable balances subject to a finance charge.

Interest Expense, Net

For the three months ended March 31, 2015, interest expense decreased $0.5 million, or 10.7%, to $3.8 million compared to $4.3 million for the three months ended March 31, 2014, primarily due to a decrease in average working capital borrowings of $146.6 million. Working capital borrowings were lower due to a decline in sales driven by lower wholesale product costs.

Amortization of Debt Issuance Costs

For the three months ended March 31, 2015, amortization of debt issuance costs was unchanged at $0.4 million compared to the three months ended March 31, 2014.

Income Tax Expense

For the three months ended March 31, 2015, income tax expense increased by $17.1 million to $54.2 million, from $37.1 million for the three months ended March 31, 2014, due to an increase in income before income taxes of $40.6 million. The Partnership’s effective income tax rate was 41.7% for the three months ended March 31, 2015 compared to 41.5% for the three months ended March 31, 2014.

Net Income

For the three months ended March 31, 2015, net income increased $23.5 million to $75.7 million, from $52.2 million for the three months ended March 31, 2014, due to an increase in pretax income of $40.6 million and an increase in income tax expense of $17.1 million.

Adjusted EBITDA

For the three months ended March 31, 2015, Adjusted EBITDA increased by $24.7 million, or 24.0%, to $127.7 million as the impact of higher home heating oil and propane per gallon margins, acquisitions, and 5.8% colder temperatures more than offset increases in operating and service costs largely attributable to the additional volume and numerous snow storms during the three months ended March 31, 2015 and the volume decline in the base business attributable to net customer attrition for the twelve months ended March 31, 2015.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Net income	$75,687	$52,216
Plus:
Income tax expense	54,189	37,073
Amortization of debt issuance cost	403	390
Interest expense, net	3,816	4,274
Depreciation and amortization	6,217	4,917

EBITDA (a)	140,312	98,870
(Increase) / decrease in the fair value of derivative instruments	(12,631)	4,105

Adjusted EBITDA (a)	127,681	102,975
Add / (subtract)
Income tax expense	(54,189)	(37,073)
Interest expense, net	(3,816)	(4,274)
Provision for losses on accounts receivable	3,331	3,682
Increase in accounts receivables	(87,368)	(132,409)
Decrease in inventories	17,214	29,286
Decrease in customer credit balances	(36,447)	(32,306)
Change in deferred taxes	7,546	4,858
Change in other operating assets and liabilities	43,068	36,700

Net cash provided by (used in) operating activities	$17,020	$(28,561)

Net cash used in investing activities	$(2,902)	$(99,929)

Net cash provided by (used in) financing activities	$(5,097)	$58,211

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products, without regard to financing methods and capital structure; and

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

The method of calculating Adjusted EBITDA may not be consistent with that of other companies and each of EBITDA and Adjusted EBITDA has its limitations as an analytical tool, should not be considered in isolation and should be viewed in conjunction with measurements that are computed in accordance with GAAP. Some of the limitations of EBITDA and Adjusted EBITDA are:

•	EBITDA and Adjusted EBITDA do not reflect our cash used for capital expenditure;.

•	Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized often will have to be replaced and EBITDA and Adjusted EBITDA do not reflect the cash requirements for such replacements;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital requirements;

•	EBITDA and Adjusted EBITDA do not reflect the cash necessary to make payments of interest or principal on our indebtedness; and

•	EBITDA and Adjusted EBITDA do not reflect the cash required to pay taxes.

Six Months Ended March 31, 2015

Compared to the Six Months Ended March 31, 2014

Volume

For the six months ended March 31, 2015, retail volume of home heating oil and propane increased by 25.7 million gallons, or 8.8%, to 317.3 million gallons, compared to 291.6 million gallons for the six months ended March 31, 2014. For those locations where the Partnership had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the six months ended March 31, 2015 were 1.6% colder than the six months ended March 31, 2014 and 8.5% colder than normal, as reported by the National Oceanic and Atmospheric Administration (“NOAA”). For the twelve months ended March 31, 2015, net customer attrition for the base business was 1.6%. Due to various reasons, we believe that our customers are adopting conservation measures to use less of our products. The impact of any such conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency and other volume variances not otherwise described, are also included in the chart under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Six months ended March 31, 2014	291.6
Acquisitions	25.3
Impact of colder temperatures	4.9
Net customer attrition	(6.7)
Other	2.2

Change	25.7

Volume - Six months ended March 31, 2015	317.3

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the six months ended March 31, 2015 compared to the six months ended March 31, 2014:

	Six Months Ended
Customers	March 31, 2015	March 31, 2014
Residential Variable	38.4%	40.3%
Residential Price-Protected	47.5%	45.6%
Commercial/Industrial	14.1%	14.1%

Total	100.0%	100.0%

The Partnership has experienced a shift from our variable pricing plans to our price-protected plans as customers seek surety of price, which may impact our per gallon margins in the future.

Volume of other petroleum products increased by 18.1 million gallons, or 52.2%, to 52.7 million gallons for the six months ended March 31, 2015, compared to 34.6 million gallons for the six months ended March 31, 2014, largely due to the additional volume from the Griffith acquisition of 19.2 million gallons, partially offset by a decline in the base business of 1.1 million gallons.

Product Sales

For the six months ended March 31, 2015, product sales decreased $162.3 million, or 12.5%, to $1.1 billion, compared to $1.3 billion for the six months ended March 31, 2014, as an increase in total volume of 13.4% and higher per gallon gross profit margins were more than offset by a decline in wholesale product costs of $0.9724 per gallon, or 31.8%.

Installations and Services

For the six months ended March 31, 2015, installation and service sales increased $11.0 million, or 10.0%, to $120.5 million, compared to $109.5 million for the six months ended March 31, 2014, due to additional revenue from acquisitions of $9.9 million and an increase in the base business of $1.1 million.

Cost of Product

For the six months ended March 31, 2015, cost of product decreased $226.0 million, or 22.7%, to $772.1 million, compared to $998.1 million for the six months ended March 31, 2014, as an increase in total volume of 13.4% was more than offset by a 31.8% decline, or $0.9724 per gallon, in wholesale product costs.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the six months ended March 31, 2015 increased by $0.1008 per gallon, or 10.0%, to $1.1139 per gallon, from $1.0131 per gallon during the six months ended March 31, 2014 due in part to the impact of the Griffith acquisition. In the base business, home heating oil and propane margins increased by $0.0921 per gallon or 9.1%. Over the last five fiscal years, on average, our home heating oil and propane margins have increased by $0.0204 cents per gallon annually. The expansion of the Partnership’s margins during the six months March 31, 2015 is in excess of the historical average by $0.0717 cents per gallon in the base business. The Partnership was able to expand its per gallon margins due to the decline in per gallon wholesale product costs. In addition, numerous snow storms and the intensity of the winter weather conditions experienced during the second quarter of fiscal 2015, which drove an increase in operating and service costs, necessitated an increase in per gallon margins to defray additional operating costs of $0.0378 per gallon, or 7.8%. Going forward, the Partnership cannot guarantee that the per gallon margins achieved during the six months ended March 31, 2015 are sustainable. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Six Months Ended
	March 31, 2015		March 31, 2014
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	317.3		291.6

Sales	$1,013.5	$3.1945	$1,185.4	$4.0647
Cost	$660.1	$2.0806	$890.0	$3.0516

Gross Profit	$353.4	$1.1139	$295.5	$1.0131

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	52.7		34.6

Sales	$127.5	$2.4214	$117.9	$3.4077
Cost	$112.0	$2.1261	$108.2	$3.1264

Gross Profit	$15.5	$0.2953	$9.7	$0.2813

Total Product	Amount (in millions)		Amount (in millions)
Sales	$1,141.0		$1,303.3
Cost	$772.1		$998.1

Gross Profit	$368.9		$305.2

For the six months ended March 31, 2015, total product gross profit increased by $63.7 million to $368.9 million, compared to $305.2 million for the six months ended March 31, 2014, due to an increase in home heating oil and propane volume ($25.9 million), the impact of higher home heating oil and propane margins ($32.0 million), and the additional gross profit from other petroleum products ($5.8 million).

Cost of Installations and Services

For the six months ended March 31, 2015, cost of installations and services increased by $14.5 million, or 13.7%, to $121.0 million, compared to $106.5 million for the six months ended March 31, 2014, due to an $8.4 million increase related to acquisitions and $6.1 million in our base business.

Installation costs for the six months ended March 31, 2015, rose by $2.7 million, or 8.1%, to $36.8 million, compared to $34.1 million in installation costs for the six months ended March 31, 2014 due to acquisitions. Installation costs as a percentage of installation sales for the six months ended March 31, 2015 and the six months ended March 31, 2014 were 84.6% and 85.4%, respectively. Service expenses increased to $84.2 million for the six months ended March 31, 2015, or 109.4% of service sales, versus $72.4 million, or 104.0% of service sales, for the six months ended March 31, 2014. The higher service expense of $11.8 million reflects an acquisition related increase of $5.6 million and an increase in the base business of $6.2 million, or 8.6%. In addition to normal inflationary pressures on service expenses, the 5.8% colder temperatures experienced in the second quarter of fiscal 2015 drove an increase in the amount of service work required to ensure our customers’ heating systems were operational, and numerous snow storms in certain areas of our footprint hampered productivity and also drove an increase in service costs. The additional service work was performed at premium labor rates. In addition, the Partnership’s expansion of its service offerings resulted in an increase in service costs. We experienced a combined loss from service and installation of $0.5 million for the six months ended March 31, 2015, compared to a combined profit of $3.0 million for the six months ended March 31, 2014. Management views the service and installation department on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the six months ended March 31, 2015, the change in the fair value of derivative instruments resulted in a $4.3 million credit due to the expiration of certain hedged positions (a $10.4 million credit) and a decrease in the market value for unexpired hedges (a $6.1 million charge).

During the six months ended March 31, 2014, the change in the fair value of derivative instruments resulted in a $1.4 million credit due to the expiration of certain hedged positions (a $5.3 million credit) and a decrease in the market value for unexpired hedges (a $3.9 million charge).

Delivery and Branch Expenses

For the six months ended March 31, 2015, delivery and branch expense increased $24.1 million, or 15.0%, to $184.9 million, compared to $160.8 million for the six months ended March 31, 2014, due to an acquisition related increase of $17.2 million and an increase in the base business of $6.9 million.

On a cents per gallon basis, delivery and branch expenses for the six months ended March 31, 2015, increased $0.0039, or 0.8%, to $0.5131, compared to $0.5092 for the six months ended March 31, 2014. In the base business, delivery and branch expenses increased by $0.0217 per gallon, or 4.3% to $0.5309 for the six months ended March 31, 2015. The additional volume sold (due to colder weather) was at premium labor rates, and the numerous snow storms created operational inefficiencies which also led to a higher than expected cents per gallon of delivery and branch expenses.

Depreciation and Amortization

For the six months ended March 31, 2015, depreciation and amortization expenses increased by $3.1 million, or 33.4%, to $12.4 million, compared to $9.3 million for the six months ended March 31, 2014 largely due to the Griffith acquisition.

General and Administrative Expenses

For the six months ended March 31, 2015, general and administrative expenses increased $1.1 million, or 9.0%, to $12.9 million, from $11.8 million for the six months ended March 31, 2014, due largely to an increase in profit sharing expense of $0.8 million.

The Partnership accrues approximately 6% of Adjusted EBITDA as defined in the profit sharing plan for distribution to its employees, and this amount is payable when the Partnership achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in Adjusted EBITDA.

Finance Charge Income

For the six months ended March 31, 2015, finance charge income decreased $0.9 million to $2.3 million, compared to $3.2 million for the six months ended March 31, 2014. The decline in the wholesale cost of product led to lower retail selling prices and thus a decline in accounts receivable balances subject to a finance charge.

Interest Expense, Net

For the six months ended March 31, 2015, interest expense decreased $0.6 million, or 7.9%, to $7.3 million compared to $7.9 million for the six months ended March 31, 2014 primarily due to the decrease in average working capital borrowings of $86.4 million. Working capital borrowings were lower due to lower wholesale product costs.

Amortization of Debt Issuance Costs

For the six months ended March 31, 2015 and March 31, 2014, amortization of debt issuance costs was unchanged at $0.8 million.

Income Tax Expense

For the six months ended March 31, 2015, income tax expense increased by $14.9 million to $65.5 million from $50.6 million for the six months ended March 31, 2014, due to an increase in pretax income of $34.7 million and an increase in the effective income tax rate. The Partnership’s effective tax rate was 41.8% for the six months ended March 31, 2015 versus 41.5% for the six months ended March 31, 2014.

Net Income

For the six months ended March 31, 2015, net income increased $19.7 million to $91.2 million, from $71.5 million for the six months ended March 31, 2014, as the increase in pretax income of $34.7 million was greater than the increase in income tax expense of $14.9 million.

Adjusted EBITDA

For the six months ended March 31, 2015, Adjusted EBITDA increased by $34.1 million, or 24.6%, to $172.9 million as the impact of higher home heating oil and propane per gallon margins, acquisitions, and 1.6% colder temperatures more than offset higher operating and service costs largely attributable to the colder temperatures and numerous snow storms during the six months ended March 31, 2015 and the volume decline in the base business attributable to net customer attrition for the twelve months ended March 31, 2015.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Six Months Ended March 31,
(in thousands)	2015	2014
Net income	$91,241	$71,504
Plus:
Income tax expense	65,548	50,628
Amortization of debt issuance cost	803	811
Interest expense, net	7,276	7,897
Depreciation and amortization	12,375	9,276

EBITDA (a)	177,243	140,116
(Increase) / decrease in the fair value of derivative instruments	(4,341)	(1,353)

Adjusted EBITDA (a)	172,902	138,763
Add / (subtract)
Income tax expense	(65,548)	(50,628)
Interest expense, net	(7,276)	(7,897)
Provision for losses on accounts receivable	3,567	4,478
Increase in accounts receivables	(145,609)	(240,013)
Decrease in inventories	8,581	13,146
Decrease in customer credit balances	(42,309)	(52,425)
Change in deferred taxes	7,776	8,190
Change in other operating assets and liabilities	71,516	64,686

Net cash provided by (used in) operating activities	$3,600	$(121,700)

Net cash used in investing activities	$(4,586)	$(102,850)

Net cash provided by (used in) financing activities	$(10,886)	$152,448

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

•	our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products, without regard to financing methods and capital structure; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

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

During the six months ended March 31, 2015, cash provided by operating activities increased by $125.3 million to $3.6 million, when compared to $121.7 million of cash used in operating activities during the six months ended March 31, 2014, primarily due to an $18.5 million increase in cash generated from operations, a favorable change in cash relating to accounts receivable of $104.5 million (including customer credit balances) and an increase in accrued income taxes of $10.5 million and other net decreases of $8.2 million. The significant decline in the cost of liquid product resulted in a lower level of accounts receivable, lower inventory levels and lower trade payables. The Partnership expects to pay its accrual for income taxes over the next nine months.

Investing Activities

Our capital expenditures for the six months ended March 31, 2015 totaled $3.7 million, as we invested in computer hardware and software ($0.7 million), refurbished certain physical plants ($0.4 million), expanded our propane operations ($1.8 million) and made additions to our fleet and other equipment ($0.8 million). We also completed one acquisition for $1.1 million and allocated $0.3 million of the gross purchase price to intangible assets, $0.1 million to goodwill and $0.7 million to fixed assets.

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

Financing Activities

During the six months ended March 31, 2015, we borrowed $12.3 million under our credit facility and subsequently repaid $12.3 million. We also paid distributions of $10.0 million to our Common Unit holders, $0.17 million to our General Partner unit holders (including $0.12 million of incentive distributions as provided in our Partnership Agreement) and repurchased 0.123 million units for $0.7 million in connection with our unit repurchase plan.

During the six months ended March 31, 2014, we borrowed $195.5 million under our revolving credit facility and repaid $29.7 million. We also paid distributions of $9.48 million to our Common Unit holders, $0.14 million to our General Partner unit holders (including $0.10 million of incentive distributions as provided in our Partnership Agreement) and repurchased 0.25 million units for $1.3 million in connection with our unit repurchase plan. We also extended our bank facilities and paid $2.4 million in fees.

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of March 31, 2015 ($37.1 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and repaid from subsequent seasonal reductions in inventory and accounts receivable. As of March 31, 2015, we had no borrowings under our revolving credit facility and $55.4 million in letters of credit were outstanding, and our ability to borrow was reduced by $12.2 million to secure hedges with the bank group. If we require additional capital and the credit markets are receptive, we may seek to offer and sell debt securities.

Under the terms of the revolving credit facility, we must maintain at all times either Availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the maximum facility size or a fixed charge coverage ratio of not less than 1.1, which is calculated based upon Adjusted EBITDA for the trailing twelve month period. As of March 31, 2015, Availability, as defined in the revolving credit facility agreement, was $232.4 million and we were in compliance with the fixed charge coverage ratio.

Maintenance capital expenditures for the remainder of fiscal 2015 are estimated to be approximately $2.8 million, excluding the capital requirements for leased fleet. In addition, we plan to invest an additional $1.7 million in our propane operations. Distributions for the balance of fiscal 2015, at the current quarterly level of $0.095 per unit, would result in an aggregate of approximately $10.9 million to common unit holders, $0.22 million to our general partner (including $0.18 million of incentive distribution as provided for in our Partnership Agreement) and $0.18 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the general partner. In addition, the Partnership’s scheduled interest payments on its Senior Notes, which are due in December 2017, amount to $5.5 million. While the Partnership is not obligated to make a minimum required contribution to its two frozen defined benefit pension plans in fiscal year 2015, it is expected that a $1.2 million pension contribution may be made before the end of fiscal 2015. In addition, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

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

Recent Accounting Pronouncements

The following new accounting standard is currently being evaluated by the Partnership, and is more fully described in Note 2. Summary of Significant Accounting Policies - Recent Accounting Pronouncements, of the consolidated financial statements:

•	ASU No. 2014-09, Revenue from Contracts with Customers.

•	ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At March 31, 2015, we had outstanding borrowings totaling $125.0 million, none of which is subject to variable interest rates.

We also use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at March 31, 2015, the fair market value of these outstanding derivatives would increase by $2.0 million to a negative value of $(5.1) million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $(0.9) million to a negative value of $(8.0) million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures.

The General Partner’s chief executive officer and its chief financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2015. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2015 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

c) The General Partner and the Partnership believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Partnership have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of our general partner have concluded, as of March 31, 2015, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6.

Exhibits

(a)	Exhibits Included Within:

31.1	Certification of Chief Executive Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Star Gas Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P. (Registrant)

By:	Kestrel
Heat LLC AS GENERAL PARTNER

Signature	Title	Date
/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary Kestrel Heat LLC (Principal Financial Officer)	May 6, 2015

Signature	Title	Date
/s/ Richard G. Oakley Richard G. Oakley	Senior Vice President - Controller Kestrel Heat LLC (Principal Accounting Officer)	May 6, 2015