Form 10-Q
period 2015-06-30
STAR GAS PARTNERS LP
filed 2015-08-03
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

At July 31, 2015, the registrant had 57,282,352 Common Units outstanding.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2015	September 30, 2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$122,648	$48,999
Receivables, net of allowance of $9,582 and $9,220, respectively	135,915	123,800
Inventories	46,597	59,240
Fair asset value of derivative instruments	224	2,342
Current deferred tax assets, net	38,169	38,141
Prepaid expenses and other current assets	23,515	23,943

Total current assets	367,068	296,465

Property and equipment, net	64,226	67,419
Goodwill	209,404	209,331
Intangibles, net	92,079	100,783
Deferred charges and other assets, net	11,086	11,109

Total assets	$743,863	$685,107

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$14,352	$21,644
Fair liability value of derivative instruments	2,378	12,358
Current maturities of long-term debt	25,000	—
Accrued expenses and other current liabilities	128,353	102,934
Unearned service contract revenue	44,834	43,901
Customer credit balances	46,048	72,595

Total current liabilities	260,965	253,432

Long-term debt	99,663	124,572
Long-term deferred tax liabilities, net	34,496	25,181
Other long-term liabilities	8,069	8,677

Partners’ capital
Common unitholders	363,224	296,968
General partner	83	(105)
Accumulated other comprehensive loss, net of taxes	(22,637)	(23,618)

Total partners’ capital	340,670	273,245

Total liabilities and partners’ capital	$743,863	$685,107

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per unit data—unaudited)	2015	2014	2015	2014
Sales:
Product	$184,891	$267,694	$1,325,907	$1,571,034
Installations and services	60,713	58,817	181,223	168,328

Total sales	245,604	326,511	1,507,130	1,739,362
Cost and expenses:
Cost of product	133,053	215,826	905,117	1,213,967
Cost of installations and services	52,786	50,003	173,831	156,478
(Increase) decrease in the fair value of derivative instruments	(5,415)	(3,308)	(9,756)	(4,661)
Delivery and branch expenses	64,575	66,347	249,516	227,175
Depreciation and amortization expenses	6,204	5,760	18,579	15,036
General and administrative expenses	6,173	5,140	19,090	16,995
Finance charge income	(1,699)	(2,460)	(4,042)	(5,671)

Operating income (loss)	(10,073)	(10,797)	154,795	120,043
Interest expense, net	(3,491)	(5,427)	(10,767)	(13,324)
Amortization of debt issuance costs	(406)	(394)	(1,209)	(1,205)

Income (loss) before income taxes	(13,970)	(16,618)	142,819	105,514
Income tax expense (benefit)	(5,611)	(7,026)	59,937	43,602

Net income (loss)	$(8,359)	$(9,592)	$82,882	$61,912
General Partner’s interest in net income (loss)	(47)	(54)	469	349

Limited Partners’ interest in net income (loss)	$(8,312)	$(9,538)	$82,413	$61,563

Basic and diluted income (loss) per Limited Partner Unit (1):	$(0.15)	$(0.17)	$1.21	$0.91

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	57,282	57,468	57,286	57,482

(1)	See Note 13 Earnings (Loss) Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands—unaudited)	2015	2014	2015	2014
Net income (loss)	$(8,359)	$(9,592)	$82,882	$61,912
Other comprehensive income:
Unrealized gain on pension plan obligation (1)	556	528	1,670	1,584
Tax effect of unrealized gain on pension plan	(230)	(217)	(689)	(649)

Total other comprehensive income	326	311	981	935

Total comprehensive income (loss)	$(8,033)	$(9,281)	$83,863	$62,847

(1)	These items are included in the computation of net periodic pension cost.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Number of Units
(in thousands—unaudited)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2014	57,405	326	$296,968	$(105)	$(23,618)	$273,245
Net income	—	—	82,413	469	—	82,882
Unrealized gain on pension plan obligation	—	—	—	—	1,670	1,670
Tax effect of unrealized gain on pension plan	—	—	—	—	(689)	(689)
Distributions	—	—	(15,466)	(281)	—	(15,747)
Retirement of units (1)	(123)	—	(691)	—	—	(691)

Balance as of June 30, 2015 (unaudited)	57,282	326	$363,224	$83	$(22,637)	$340,670

(1)	See Note 3—Common Unit Repurchase and Retirement.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
(in thousands—unaudited)	2015	2014
Cash flows provided by (used in) operating activities:
Net income	$82,882	$61,912

Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(9,756)	(4,661)
Depreciation and amortization	19,788	16,241
Provision for losses on accounts receivable	5,062	8,862
Change in deferred taxes	8,598	9,051
Changes in operating assets and liabilities:
Increase in receivables	(17,730)	(78,276)
Decrease in inventories	12,691	24,706
Decrease in other assets	1,759	3,955
Decrease in accounts payable	(6,984)	(7,132)
Decrease in customer credit balances	(26,595)	(43,588)
Increase in other current and long-term liabilities	26,456	14,183

Net cash provided by operating activities	96,171	5,253

Cash flows provided by (used in) investing activities:
Capital expenditures	(5,227)	(6,510)
Proceeds from sales of fixed assets	212	139
Acquisitions (net of cash acquired of $0, and $4,151 respectively)	(1,069)	(97,950)

Net cash used in investing activities	(6,084)	(104,321)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	12,296	195,482
Revolving credit facility repayments	(12,296)	(155,938)
Distributions	(15,747)	(14,737)
Unit repurchases	(691)	(1,300)
Deferred charges	—	(2,381)

Net cash provided by (used in) financing activities	(16,438)	21,126

Net increase (decrease) in cash and cash equivalents	73,649	(77,942)

Cash and cash equivalents at beginning of period	48,999	85,057

Cash and cash equivalents at end of period	$122,648	$7,115

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a full service provider specializing in the sale of home heating products and services to residential and commercial customers. The Partnership also services and sells heating and air conditioning equipment to its home heating oil and propane customers and to a lesser extent, provides these offerings to customers outside of our home heating oil and propane customer base. In certain of our marketing areas, we provide home security and plumbing services primarily to our home heating oil and propane customer base. We also sell diesel fuel, gasoline and home heating oil on a delivery only basis. These products and services are offered through our home heating oil and propane locations. The Partnership has one reportable segment for accounting purposes. We are the nation’s largest retail distributor of home heating oil, based upon sales volume, operating primarily throughout the Northeast and Mid-Atlantic.

The Partnership is organized as follows:

•	The Partnership is a master limited partnership, which at June 30, 2015, had outstanding 57.3 million Common Units (NYSE: “SGU”), representing 99.43% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.57% general partner interest in Star Gas Partners. The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•	The Partnership owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. The Partnership’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast and Mid-Atlantic region retail distributor of home heating oil and propane that at June 30, 2015, served approximately 446,000 full-service residential and commercial home heating oil and propane customers. Petro also sold diesel fuel, gasoline and home heating oil to approximately 75,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers and provided ancillary home services, including home security and plumbing, to approximately 24,000 customers.

•	Star Gas Finance Company (“SGFC”) is a 100% owned subsidiary of the Partnership. SGFC serves as the co-issuer, jointly and severally with the Partnership, of its $125 million principal amount of 8.875% Senior Notes outstanding at June 30, 2015, due December 2017. SGFC and the Partnership are dependent on distributions, including inter-company interest payments from its subsidiaries, to service the debt issued by SGFC and the Partnership. The distributions from these subsidiaries are not guaranteed and are subject to certain loan restrictions. SGFC has nominal assets and conducts no business operations.

In July 2015, the Partnership and SGFC delivered to the trustee of the indenture governing the 8.875% Senior Notes a notice of redemption to redeem all of the outstanding $125 million in face amount of these notes at a redemption price of 104.438% plus any accrued but unpaid interest through the redemption date. (See Note 9—Long-Term Debt and Bank Facility Borrowings and Note 14. Subsequent Events)

2) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P. and its subsidiaries. All material inter-company items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Partnership’s business, the results of operations and cash flows for the nine month period ended June 30, 2015, and June 30, 2014, are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2019, with early adoption permitted beginning in the first quarter of fiscal 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Partnership has not yet selected a transition method nor has it determined the timing of adoption.

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

Under the Partnership’s second amended and restated revolving credit facility agreement dated January 14, 2014 (and also under the third amended and restated revolving credit facility agreement entered into on July 30, 2015), in order to repurchase Common Units we must maintain Availability (as defined in the respective amended and restated revolving credit facility agreements) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase. The Partnership was in compliance with this covenant for all unit repurchases made during the nine months ended June 30, 2015.

The following table shows repurchases under Plan III.

(in thousands, except per unit amounts) Period	Total Number of Units Purchased (a)	Average Price Paid per Unit (b)	Maximum Number of Units that May Yet Be Purchased
Plan III—Number of units authorized			4,894
Private transaction—Number of units authorized			1,150

			6,044

Plan III—Fiscal years 2012 to 2014 total ( c)	3,619	$4.69	2,425

Plan III—First quarter fiscal year 2015 total	123	$5.64	2,302
Plan III—Second quarter fiscal year 2015 total	—	$—	2,302
Plan III—Third quarter fiscal year 2015 total	—	$—	2,302

Plan III—Nine months fiscal year 2015 total	123	$5.64	2,302

(a)	Units were repurchased as part of a publicly announced program, except as noted in a private transaction.
(b)	Amounts include repurchase costs.
(c)	Includes 1.45 million common units acquired in a private transaction.

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

As of June 30, 2015, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Partnership held the following derivative instruments that settle in future months to match anticipated sales: 5.2 million gallons of swap contracts, 4.4 million gallons of call options, 2.7 million gallons of put options and 60.2 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of June 30, 2015, had 7.0 million gallons of purchased future contracts and 21.8 million gallons of sold future contracts that settle in future months. To hedge its internal fuel usage for the remainder of fiscal 2015 and for fiscal 2016, the Partnership, as of June 30, 2015, had 3.0 million gallons of swap contracts that settle in future months.

As of June 30, 2014, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Partnership held 0.1 million gallons of physical inventory and the following derivative instruments that settle in future months to match anticipated sales: 6.3 million gallons of swap contracts, 1.6 million gallons of call options, 4.0 million gallons of put options and 48.7 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of June 30, 2014, had 52.2 million gallons of purchased future contracts and 60.2 million gallons of sold future contracts that settle in future months. In addition to the previously described hedging instruments, to lock-in the differential between high sulfur home heating oil and ultra low sulfur diesel, the Partnership as of June 30, 2014, had 20.7 million gallons of corresponding purchased and sold swap contracts. To hedge its internal fuel usage for the remainder of fiscal 2014, the Partnership as of June 30, 2014, had 1.8 million gallons of swap contracts that settle in future months.

The Partnership’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Regions Financial Corporation, Societe Generale, and Wells Fargo Bank, N.A. The Partnership assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Partnership generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At June 30, 2015, the aggregate cash posted as collateral in the normal course of business at counterparties was $0.6 million. Positions with counterparties who are also parties to our revolving credit facility are collateralized under that facility. As of June 30, 2015, $2.5 million of hedge positions and payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Balance Sheet Location	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2
Asset Derivatives at June 30, 2015
Commodity contracts	Fair asset and fair liability value of derivative instruments	$13,809	$1,076	$12,733
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	1,680	56	1,624

Commodity contract assets at June 30, 2015		$15,489	$1,132	$14,357

Liability Derivatives at June 30, 2015
Commodity contracts	Fair liability and fair asset value of derivative instruments	$15,963	$890	$15,073
Commodity contracts	Long-term derivative liabilities included in the other long-term liabilities balance	1,347	54	1,293

Commodity contract liabilities at June 30, 2015		$17,310	$944	$16,366

Asset Derivatives at September 30, 2014
Commodity contracts	Fair asset and fair liability value of derivative instruments	$26,263	$2,328	$23,935

Commodity contract assets at September 30, 2014		$26,263	$2,328	$23,935

Liability Derivatives at September 30, 2014
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(36,279)	$—	$(36,279)

Commodity contract liabilities at September 30, 2014		$(36,279)	$—	$(36,279)

The Partnership’s derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$1,114	$(890)	$224	$—	$—	$224
Long-term derivative assets included in deferred charges and other assets, net	1,655	(1,321)	334	—	—	334
Fair liability value of derivative instruments	12,694	(15,072)	(2,378)	—	—	(2,378)
Long-term derivative liabilities included in other long-term liabilities, net	26	(27)	(1)			(1)

Total at June 30, 2015	$15,489	$(17,310)	$(1,821)	$—	$—	$(1,821)

Fair asset value of derivative instruments	$2,342	$—	$2,342	$—	$—	$2,342
Fair liability value of derivative instruments	23,921	(36,279)	(12,358)	—	—	(12,358)

Total at September 30, 2014	$26,263	$(36,279)	$(10,016)	$—	$—	$(10,016)

(In thousands)	The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Nine Months Ended June 30, 2015	Nine Months Ended June 30, 2014
Closed Positions
Commodity contracts	Cost of product (a)	$6,599	$2,718	$17,115	$11,245
Commodity contracts	Cost of installations and service (a)	$280	$(82)	$1,625	$(177)
Commodity contracts	Delivery and branch expenses (a)	$251	$(5)	$1,716	$(119)

(a) Represents realized closed positions and includes the cost of options as they expire.

Open Positions
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments	$(5,415)	$(3,308)	$(9,756)	$(4,661)

5) Inventories

The Partnership’s product inventories are stated at the lower of cost or market computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost or market using the FIFO method. The components of inventory were as follows (in thousands):

	June 30, 2015	September 30, 2014
Product	$27,066	$39,802
Parts and equipment	19,531	19,438

Total inventory	$46,597	$59,240

6) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	June 30, 2015	September 30, 2014
Property and equipment	$173,880	$170,307
Less: accumulated depreciation	109,654	102,888

Property and equipment, net	$64,226	$67,419

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

8) Goodwill and Intangibles, net

Goodwill

A summary of changes in the Partnership’s goodwill is as follows (in thousands):

Balance as of September 30, 2014	$209,331
Fiscal year 2015 business combination	73

Balance as of June 30, 2015	$209,404

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	June 30, 2015			September 30, 2014
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$305,890	$233,298	$72,592	$304,699	$224,215	$80,484
Trade names and other intangibles	24,207	4,720	19,487	24,070	3,771	20,299

Total	$330,097	$238,018	$92,079	$328,769	$227,986	$100,783

Amortization expense for intangible assets was $10.0 million for the nine months ended June 30, 2015, compared to $8.2 million for the nine months ended June 30, 2014.

9) Long-Term Debt and Bank Facility Borrowings

The Partnership’s debt is as follows	June 30, 2015		September 30, 2014
(in thousands):	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Revolving Credit Facility Borrowings (b)	$—	$—	$—	$—
8.875% Senior Notes (c)	124,663	129,500	124,572	130,313

Total debt	$124,663	$129,500	$124,572	$130,313

Total short-term portion of debt (d)	$25,000	$25,000	$—	$—

Total long-term portion of debt	$99,663	$104,500	$124,572	$130,313

(a)	The Partnership’s fair value estimates of long-term debt are made at a specific point in time, based on Level 2 inputs.
(b)	At June 30, 2015, the Partnership had a second amended and restated revolving credit facility with a bank syndicate comprised of fifteen participants whose maturity date was June 2017, or January 2019 if certain conditions of the facility termination date had been met. Under this agreement, the Partnership had the ability to borrow up to $300 million ($450 million during the heating season of December through April of each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $100 million in letters of credit.

On July 30, 2015, the Partnership entered into a third amended and restated asset based revolving credit facility agreement with a bank syndicate comprised of thirteen participants, which enables the Partnership to borrow up to $300 million ($450 million during the heating season of December through April of each year) on a revolving line of credit for working capital purposes (subject to certain borrowing base limitations and coverage ratios), provides for a $100 million five-year senior secured term loan (the “$100 million Term Loan”), allows for the issuance of up to $100 million in letters of credit, and extends the maturity date to July 2020. (See Note 14. Subsequent Events).

The Partnership can increase the revolving credit facility size by $100 million without the consent of the bank group. However, the bank group is not obligated to fund the $100 million increase. If the bank group elects not to fund the increase, the Partnership can add additional lenders to the group, with the consent of the Agent, which shall not be unreasonably withheld. Obligations under the third amended and restated credit facility are guaranteed by the Partnership and its subsidiaries and are secured by liens on substantially all of the Partnership’s assets including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

All amounts outstanding under the third amended and restated revolving credit facility become due and payable on the facility termination date of July 30, 2020. The $100 million Term Loan is repayable in quarterly payments of $2.5 million, plus an annual payment equal to 25% of the annual Excess Cash Flow as defined in the agreement (an amount not to exceed $15 million annually), less certain voluntary prepayments made during the year, with final payment at maturity.

The interest rate on the third amended and restated revolving line of credit and the term loan is based on a margin over LIBOR or a base rate.

The Commitment Fee on the unused portion of the revolving line of credit is 0.30% from December through April, and 0.20% from May through November.

The third amended and restated revolving credit facility requires the Partnership to meet certain financial covenants, including a fixed charge coverage ratio (as defined in the revolving credit facility agreement) of not less than 1.1 as long as the $100 million Term Loan is outstanding or revolving loan availability is less than 12.5% of the facility size. In addition, as long as the $100 million Term Loan is outstanding, a senior secured leverage ratio at any time cannot be more than 3.0 as calculated during the quarters ending June or September, and at any time no more than 4.5 as calculated during the quarters ending December or March.

Certain restrictions are also imposed by the agreement, including restrictions on the Partnership’s ability to incur additional indebtedness, to pay distributions to unitholders, to pay certain inter-company dividends or distributions, make investments, grant liens, sell assets, make acquisitions and engage in certain other activities.

(c)	The 8.875% Senior Notes mature in December 2017 and accrue interest at an annual rate of 8.875% requiring semi-annual interest payments on June 1 and December 1 of each year. The discount on these notes was $0.3 million at June 30, 2015.

On July 30, 2015, the Partnership and its co-issuer and wholly owned subsidiary SGFC delivered to the trustee of the indenture governing the 8.875% Senior Notes a notice of redemption to purchase for cash all of the outstanding $125 million in face amount of these notes at a redemption price of 104.438% plus any accrued but unpaid interest through the September 3, 2015, redemption date. (See Note 14. Subsequent Events, (b) above and (d) below)

(d)	As of June 30, 2015, the Partnership has classified $25 million of its 8.875% Senior Notes as a current liability reflecting the notice to redeem such notes, and the intent to repay using $25 million of current assets and the $100 million Term Loan provided in the third amended and restated revolving credit facility agreement.

At June 30, 2015, no amount was outstanding under the revolving credit facility in place, $2.5 million of hedge positions were secured, and $54.8 million of letters of credit were issued. At September 30, 2014, no amount was outstanding under the revolving credit facility, $14.9 million of hedge positions were secured, and $52.8 million of letters of credit were issued.

At June 30, 2015, availability was $232.2 million and the Partnership was in compliance with the revolving credit facility’s fixed charge coverage ratio. At September 30, 2014, availability was $149.6 million and the Partnership was in compliance with the revolving credit facility’s fixed charge coverage ratio.

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

Income and losses of Star Gas Partners are allocated directly to the individual partners. Even though Star Gas Partners will generate non-qualifying Master Limited Partnership income through its corporate subsidiaries, cash received by Star Gas Partners from its corporate subsidiaries is generally included in the determination of qualified Master Limited Partnership income. All or a portion of such cash could be taxable as dividend income or as a capital gain to the individual partners. This could be the case even if Star Gas Partners used the cash received from its corporate subsidiaries for purposes such as the repurchase of Common Units, other types of capital transactions, or paying its own expenses rather than for distributions to its individual partners.

The accompanying financial statements are reported on a fiscal year, however, Star Gas Partners and its corporate subsidiaries file Federal and state income tax returns on a calendar year.

The current and deferred income tax expenses for the three and nine months ended June 30, 2015, and 2014 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Income before income taxes	$(13,970)	$(16,618)	$142,819	$105,514

Current tax expense	$(6,433)	$(7,888)	$51,339	$34,550
Deferred tax expense	822	862	8,598	9,052

Total tax expense	$(5,611)	$(7,026)	$59,937	$43,602

As of January 1, 2015, Star Acquisitions, Inc., a wholly-owned subsidiary of the Partnership, had an estimated Federal net operating loss carry forward (“NOLs”) of approximately $6.1 million. The Federal NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income but are also subject to annual limitations of between $1.0 million and $2.2 million.

At June 30, 2015, we had unrecognized income tax benefits totaling $1.0 million including related accrued interest and penalties of $0.1 million. These unrecognized tax benefits are primarily the result of state tax uncertainties. If recognized, these tax benefits would be recorded as a benefit to the effective tax rate.

We believe that the total liability for unrecognized tax benefits will not materially change during the next 12 months ending June 30, 2016. Our continuing practice is to recognize interest related to income tax matters as a component of income tax expense. We file U.S. Federal income tax returns and various state and local returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. For our Federal income tax returns we have four tax years subject to examination. In our major state tax jurisdictions of New York, Connecticut, Pennsylvania and New Jersey, we have four, four, four and five tax years, respectively, that are subject to examination. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, based on our assessment of many factors including past experience and interpretation of tax law, we believe that our provision for income taxes reflect the most probable outcome. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

11) Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
	June 30,
(in thousands)	2015	2014
Cash paid during the period for:
Income taxes, net	$28,746	$26,073
Interest	$13,283	$16,023

Non-cash investing activities:
Acquisition of NYC heating oil customer list	$886	$—

Non-cash financing activities:
Increase in interest expense—amortization of debt discount on 8.875% Senior Notes	$91	$83

12) Commitments and Contingencies

The Partnership’s operations are subject to the operating hazards and risks normally incidental to handling, storing and transporting and otherwise providing for use by consumers hazardous liquids such as home heating oil and propane. In the ordinary course of business the Partnership is a defendant in various legal proceedings and litigations. The Partnership records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Partnership maintains insurance policies with insurers in amounts and with coverages and deductibles we believe are reasonable and prudent. However, the Partnership cannot assure that this insurance will be adequate to protect it from all material expenses related to potential future claims. In the opinion of management the Partnership is not a party to any litigation which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on the Partnership’s results of operations, financial position or liquidity.

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

The following presents the net income allocation and per unit data using this method for the periods presented:

	Three Months Ended		Nine Months Ended
Basic and Diluted Earnings Per Limited Partner:	June 30,		June 30,
(in thousands, except per unit data)	2015	2014	2015	2014
Net income (loss)	$(8,359)	$(9,592)	$82,882	$61,912
Less General Partner’s interest in net income (loss)	(47)	(54)	469	349

Net income (loss) available to limited partners	(8,312)	(9,538)	82,413	61,563

Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	—	—	13,128	9,152

Limited Partner’s interest in net income (loss) under FASB ASC 260-10-45-60	$(8,312)	$(9,538)	$69,285	$52,411

Per unit data:
Basic and diluted net income (loss) available to limited partners	$(0.15)	$(0.17)	$1.44	$1.07

Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	—	—	0.23	0.16

Limited Partner’s interest in net income (loss) under FASB ASC 260-10-45-60	$(0.15)	$(0.17)	$1.21	$0.91

Weighted average number of Limited Partner units outstanding	57,282	57,468	57,286	57,482

14) Subsequent Events

Quarterly Distribution Declared

In July 2015, we declared a quarterly distribution of $0.095 per unit, or $0.38 per unit on an annualized basis, on all Common Units with respect to the third quarter of fiscal 2015, payable on August 7, 2015, to holders of record on July 30, 2015. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to Common Unit holders and 10% to the General Partner unit holders (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $5.4 million will be paid to the Common Unit holders, $0.1 million to the General Partner unit holders (including $0.09 million of incentive distribution as provided in our Partnership Agreement) and $0.09 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Third Amended and Restated Revolving Credit Facility Agreement

In the fourth quarter of fiscal year 2015, the Partnership entered into a third amended and restated five-year $300 million ($450 million during the heating season of December through April of each year) revolving credit facility agreement and a new $100 million five-year amortizing senior secured term loan. Funding for this new $100 million Term Loan is expected in the fourth quarter of fiscal 2015.

Election to Redeem 8.875% Senior Notes

In the fourth quarter of fiscal year 2015, the Partnership and SGFC delivered to Union Bank, N.A, the Trustee of the Issuers’ 8.875% Senior Notes due 2017 (the “Notes”) a notice of redemption to purchase for cash all of the outstanding $125.0 million in face amount of the Notes at a redemption price of 104.438% plus any accrued but unpaid interest thereon with a redemption date of September 3, 2015. The Trustee will also serve as the Paying Agent for the Redemption.

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

Home Heating Oil Price Volatility

In recent years, the wholesale price of home heating oil has been volatile, resulting in increased consumer price sensitivity to heating costs and increased gross customer losses. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces. The price of home heating oil is closely linked to the price refiners pay for crude oil, which is the principal cost component of home heating oil. The volatility in the wholesale cost of home heating oil, as measured by the New York Mercantile Exchange (“NYMEX”), for the fiscal years ending September 30, 2011 through June 30, 2015, on a quarterly basis, is illustrated in the following chart (price per gallon):

	Fiscal 2015(1)		Fiscal 2014(1)		Fiscal 2013 (1)		Fiscal 2012		Fiscal 2011
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$1.85	$2.66	$2.84	$3.12	$2.90	$3.26	$2.72	$3.17	$2.19	$2.54
March 31	1.62	2.30	2.89	3.28	2.86	3.24	2.99	3.32	2.49	3.09
June 30	1.68	2.02	2.85	3.05	2.74	3.09	2.53	3.25	2.75	3.32
September 30			2.65	2.98	2.87	3.21	2.68	3.24	2.77	3.13

(1)	Beginning April 1, 2013, the NYMEX contract specifications were changed from high sulfur home heating oil to ultra low sulfur diesel. Ultra low sulfur diesel is similar in composition to ultra low sulfur home heating oil.

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

The Partnership has entered into weather hedge contracts for the fiscal years 2014, 2015, 2016 and 2017 with Swiss Re, under which Star is entitled to receive a payment of $35,000 per heating degree-day shortfall if the total number of heating degree-days within the hedge period is less than approximately 92.5% of the ten year average (the “Payment Threshold”). The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year and has a maximum payout of $12.5 million for each fiscal year. The Partnership did not record any benefit under its weather hedge contract during fiscal 2014 and has not recorded any benefit for the nine months ended June 30, 2015.

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

A significant portion of our home heating oil volume is sold to individual customers under an arrangement pre-establishing a ceiling price or fixed price for home heating oil over a fixed period of time, generally twelve to twenty-four months (“price-protected” customers). When these price-protected customers agree to purchase home heating oil from us for the next heating season, we purchase option contracts, swaps and futures contracts for a substantial majority of the heating oil that we expect to sell to these customers. The amount of home heating oil volume that we hedge per price-protected customer is based upon the estimated fuel consumption per average customer per month. In the event that the actual usage exceeds the amount of the hedged volume on a monthly basis, we may be required to obtain additional volume at unfavorable costs. In addition, should actual usage in any month be less than the hedged volume, our hedging costs and losses on a per gallon basis could be greater, thus reducing expected margins.

Price-Protected Customer Renewals

A substantial majority of the Partnership’s price-protected customers have agreements with us that are subject to annual renewal in the period between April and November of each fiscal year. If a significant number of these customers elect not to renew their price-protected agreements with us and do not continue as our customers under a variable price-plan, the Partnership’s near term profitability, liquidity and cash flow will be adversely impacted. In addition, our ability to maintain or increase our home heating oil and propane margins will depend on the renewal of these customers at attractive margins.

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

Acquisitions

On March 4, 2014, the Partnership completed the acquisition of Griffith Energy Services, Inc. (“Griffith”) of Columbia, Maryland, from Central Hudson Enterprises Corporation. The Partnership purchased 100% of the stock of Griffith for $97.7 million, consisting of $69.9 million paid for the long term assets and $27.8 million paid for working capital (net of $4.2 million of cash acquired). For the nine months ended June 30, 2014, Griffith’s results are included from its acquisition date of March 4, 2014.

On December 22, 2014, the Partnership entered into an agreement to deliver to and service certain home heating oil accounts of a company (in the New York City Metropolitan area) that was exiting the business. The agreement provides that the Partnership will make payments to the seller over the next three years, estimated to total $1.0 million, based upon the Partnership’s retention of the accounts. Separately, in January 2015 the Partnership acquired a propane dealership in Georgia for approximately $1.1 million, including net working capital of $0.1 million.

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

Estimated Depreciation and Amortization Expense

(in thousands) Fiscal Year	Book	Tax
2015	$26,291	$34,348
2016	23,783	28,424
2017	21,000	19,958
2018	17,906	15,792
2019	15,662	12,485
2020	13,135	10,605

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

Gross customer gains and losses

	Fiscal Year Ended
	2015			2014			2013
	Gross Customer		Net Gains /	Gross Customer		Net Gains /	Gross Customer		Net Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	27,400	23,100	4,300	25,700	22,700	3,000	26,100	24,400	1,700
Second Quarter	16,000	18,200	(2,200)	16,800	16,700	100	13,900	19,300	(5,400)
Third Quarter	7,400	14,000	(6,600)	8,100	14,100	(6,000)	7,100	13,600	(6,500)
Fourth Quarter	—	—	—	17,500	18,700	(1,200)	14,400	18,000	(3,600)

Total	50,800	55,300	(4,500)	68,100	72,200	(4,100)	61,500	75,300	(13,800)

Net customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2015			2014			2013
	Gross Customer		Net Gains /	Gross Customer		Net Gains /	Gross Customer		Net Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	6.2%	5.2%	1.0%	6.1%	5.3%	0.8%	6.3%	5.9%	0.4%
Second Quarter	3.6%	4.1%	(0.5%)	3.9%	3.9%	0.0%	3.3%	4.6%	(1.3%)
Third Quarter	1.6%	3.1%	(1.5%)	1.9%	3.3%	(1.4%)	1.7%	3.3%	(1.6%)
Fourth Quarter	—	—	—	4.1%	4.4%	(0.3%)	3.5%	4.3%	(0.8%)

Total	11.4%	12.4%	(1.0%)	16.0%	16.9%	(0.9%)	14.8%	18.1%	(3.3%)

During the nine months ended June 30, 2015, the Partnership lost 4,500 accounts (net), or 1.0%, of our home heating oil and propane customer base, compared to 2,900 accounts lost (net), or 0.7% of our home heating oil and propane customer base, during the nine months ended June 30, 2014.

Excluding the Griffith acquisition, gross customer gains were lower by 3,500 accounts and gross customer losses were lower by 1,800 accounts year-over-year. We believe the decline in home heating oil prices drove a reduction in marketing leads and resulted in lower gross customer gains as well as lower gross customer losses. In addition, during the nine months ended June 30, 2014, the Partnership’s gross customer gains benefitted from a few competitors that experienced operational difficulties.

During the nine months ended June 30, 2015, we lost 1.3% of our home heating oil accounts to natural gas conversions versus 1.6% during the comparable periods for fiscal 2014 and fiscal 2013. Conversions to natural gas may continue as it remains less expensive than home heating oil on an equivalent BTU basis.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Partnership and its subsidiaries and should be read in conjunction with the historical financial and operating data and notes thereto included elsewhere in this Quarterly Report.

Three Months Ended June 30, 2015

Compared to the Three Months Ended June 30, 2014

Volume

For the three months ended June 30, 2015, retail volume of home heating oil and propane decreased by 2.6 million gallons, or 5.6%, to 44.5 million gallons, compared to 47.1 million gallons for the three months ended June 30, 2014. The third quarter of the Partnership’s fiscal year is a non-heating season, and average temperatures are not as impactful to home heating oil and propane volume sales as during the heating season. For those locations where the Partnership had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended June 30, 2015 were 14.9% warmer than the three months ended June 30, 2014 and 22.4% warmer than normal, as reported by NOAA. For the twelve months ended June 30, 2015, net customer attrition for the base business was 1.3%. Due to various reasons, we believe that our customers are adopting conservation measures to use less of our products. The impact of any such conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency and other volume variances not otherwise described, are also included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended June 30, 2014	47.1
Acquisitions	0.5
Impact of warmer temperatures	(7.3)
Net customer attrition	(0.5)
Other	4.7

Change	(2.6)

Volume - Three months ended June 30, 2015	44.5

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended June 30, 2015 compared to the three months ended June 30, 2014:

	Three Months Ended
Customers	June 30, 2015	June 30, 2014
Residential Variable	35.1%	38.0%
Residential Price-Protected	52.2%	48.0%
Commercial/Industrial/Other	12.7%	14.0%

Total	100.0%	100.0%

The Partnership has experienced a shift from our variable pricing plans to our price-protected offerings as customers seek surety of price, which may impact our ability to expand our per gallon margins in the future.

Volume of other petroleum products decreased by 1.9 million gallons, or 7.5%, to 23.4 million gallons for the three months ended June 30, 2015, compared to 25.3 million gallons for the three months ended June 30, 2014. The volume decline was due to the loss of some high volume but low margin accounts.

Product Sales

For the three months ended June 30, 2015, product sales decreased $82.8 million, or 30.9%, to $184.9 million, compared to $267.7 million for the three months ended June 30, 2014, due to a decline in wholesale product costs of $1.0206 per gallon, or 34.2%, and a decline in total volume of 6.3%, slightly offset by higher per gallon gross profit margins.

Installations and Services

For the three months ended June 30, 2015, installation and service sales increased $1.9 million, or 3.2%, to $60.7 million, compared to $58.8 million for the three months ended June 30, 2014, due primarily to an increase in service sales in the base business of $1.8 million partially related to the expansion of the Partnership’s other service offerings.

Cost of Product

For the three months ended June 30, 2015, cost of product decreased $82.8 million, or 38.4%, to $133.1 million, compared to $215.8 million for the three months ended June 30, 2014, due largely to a $1.0206 per gallon, or 34.2%, decline in wholesale product cost and a decline in total volume of 6.3%.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended June 30, 2015 increased by $0.0569 per gallon, or 6.0%, to $1.0076 per gallon, from $0.9507 per gallon during the three months ended June 30, 2014. The Partnership was able to expand its per gallon margins due to the decline in per gallon wholesale product costs. Going forward, the Partnership cannot guarantee that the per gallon margins achieved during the three months ended June 30, 2015 are sustainable. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	June 30, 2015		June 30, 2014
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	44.5		47.1

Sales	$132.6	$2.9811	$184.7	$3.9205
Cost	$87.8	$1.9735	$139.9	$2.9698

Gross Profit	$44.8	$1.0076	$44.8	$0.9507

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	23.4		25.3

Sales	$52.3	$2.2357	$83.0	$3.2821
Cost	$45.3	$1.9356	$75.9	$3.0020

Gross Profit	$7.0	$0.3001	$7.1	$0.2801

Total Product	Amount (in millions)		Amount (in millions)
Sales	$184.9		$267.7
Cost	$133.1		$215.8

Gross Profit	$51.8		$51.9

For the three months ended June 30, 2015, total product gross profit was $51.8 million, $0.1 million less than for the three months ended June 30, 2014, as the impact of higher home heating oil and propane margins was offset by a decline in home heating oil and propane volume.

Cost of Installations and Services

For the three months ended June 30, 2015, cost of installations and services increased by $2.8 million, or 5.6%, to $52.8 million, compared to $50.0 million for the three months ended June 30, 2014.

Total installation costs for the three months ended June 30, 2015 increased by $0.2 million, or 0.9%, to $17.7 million, compared to $17.5 million in installation costs for the three months ended June 30, 2014. Installation costs as a percentage of installation sales for the three months ended June 30, 2015 and the three months ended June 30, 2014 were 83.9% and 83.2%, respectively.

Service expenses increased to $35.1 million for the three months ended June 30, 2015, or 88.5% of service sales, versus $32.5 million, or 86.0% of service sales for the three months ended June 30, 2014. The increase in service expenses of $2.6 million was primarily due to the increase in service sales, the Partnership’s expansion of its other service offerings, and certain training initiatives. We experienced a combined gross profit from service and installation of $7.9 million for the three months ended June 30, 2015 compared to a combined gross profit of $8.8 million for the three months ended June 30, 2014. Management views the service and installation department on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended June 30, 2015, the change in the fair value of derivative instruments resulted in a $5.4 million credit due to the expiration of certain hedged positions (a $1.0 million credit) and an increase in the market value for unexpired hedges (a $4.4 million credit).

During the three months ended June 30, 2014, the change in the fair value of derivative instruments resulted in a $3.3 million credit due to the expiration of certain hedged positions (a $1.6 million credit) and an increase in market value for unexpired hedges (a $1.7 million credit).

Delivery and Branch Expenses

For the three months ended June 30, 2015, delivery and branch expense decreased $1.8 million, or 2.7%, to $64.6 million, compared to $66.3 million for the three months ended June 30, 2014, as an acquisition related increase of $0.4 million was more than offset by a decline in the base business of $2.2 million. The base business year-over-year comparison was impacted by a $1.7 million charge recorded during the three months ended June 30, 2014 to correct understatements of certain sales and petroleum taxes and related penalties the majority of which related to years prior to fiscal 2014. The Partnership did not record a similar charge during the three months ended June 30, 2015.

Depreciation and Amortization

For the three months ended June 30, 2015, depreciation and amortization expense increased by $0.4 million, or 7.7%, to $6.2 million, compared to $5.8 million for the three months ended June 30, 2014 due to acquisitions.

General and Administrative Expenses

For the three months ended June 30, 2015, general and administrative expenses increased $1.0 million, to $6.1 million, from $5.1 million for the three months ended June 30, 2014, largely due to an increase in profit sharing expense of $0.5 million and higher legal and professional fees.

The Partnership accrues approximately 6% of Adjusted EBITDA as defined in the profit sharing plan for distribution to its employees, and this amount is payable when the Partnership achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in Adjusted EBITDA.

Finance Charge Income

For the three months ended June 30, 2015, finance charge income decreased by $0.8 million, or 30.9%, to $1.7 million compared to $2.5 million for the three months ended June 30, 2014. The decline in the wholesale cost of product led to lower retail selling prices and thus a decline in accounts receivable balances subject to a finance charge.

Interest Expense, Net

For the three months ended June 30, 2015, interest expense decreased $1.9 million, or 35.7%, to $3.5 million compared to $5.4 million for the three months ended June 30, 2014, due in part to a decrease in average working capital borrowings of $97.3 million. Working capital borrowings were lower due to a decline in sales for both the three and nine month periods driven by lower wholesale product costs. In addition, during the three months ended June 30, 2014, the Partnership recorded a $1.4 million charge to correct understatements arising from certain sales and petroleum tax audits that were previously contested.

Amortization of Debt Issuance Costs

For the three months ended June 30, 2015, amortization of debt issuance costs was unchanged at $0.4 million compared to the three months ended June 30, 2014.

Income Tax Benefit

For the three months ended June 30, 2015, Star’s income tax benefit decreased by $1.4 million to $5.6 million, from $7.0 million for the three months ended June 30, 2014, due to a decrease in income before income taxes of $2.6 million. The Partnership’s effective income tax rate was 40.2% for the three months ended June 30, 2015 compared to 42.3% for the three months ended June 30, 2014.

Net Loss

For the three months ended June 30, 2015, the net loss decreased $1.2 million, or 12.9% to $8.4 million, from $9.6 million for the three months ended June 30, 2014, due to a decrease in the pretax loss of $2.6 million which was reduced by a decline in the income tax benefit of $1.4 million.

Adjusted EBITDA

For the three months ended June 30, 2015, the Adjusted EBITDA loss increased by $0.9 million, or 11.2%, to $9.3 million as the impact of higher home heating oil and propane per gallon margins was more than offset by the decline in volume attributable to the 14.9% warmer weather and a decrease in service and installation profitability. In addition, the quarter to quarter comparison was favorably impacted by the absence of a $1.7 million charge recorded during the three months ended June 30, 2014 to correct understatements of certain sales and petroleum taxes and related penalties.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended June 30,
(in thousands)	2015	2014

Net loss	$(8,359)	$(9,592)
Plus:
Income tax benefit	(5,611)	(7,026)
Amortization of debt issuance cost	406	394
Interest expense, net	3,491	5,427
Depreciation and amortization	6,204	5,760

EBITDA (a)	(3,869)	(5,037)

(Increase) / decrease in the fair value of derivative instruments	(5,415)	(3,308)

Adjusted EBITDA (a)	(9,284)	(8,345)

Add / (subtract)
Income tax benefit	5,611	7,026
Interest expense, net	(3,491)	(5,427)
Provision for losses on accounts receivable	1,495	4,384
Decrease in accounts receivables	127,879	161,737
Decrease in inventories	4,110	11,560
Increase in customer credit balances	15,714	8,837
Change in deferred taxes	822	861
Change in other operating assets and liabilities	(50,285)	(53,680)

Net cash provided by operating activities	$92,571	$126,953

Net cash used in investing activities	$(1,498)	$(1,471)

Net cash used in financing activities	$(5,552)	$(131,322)

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products, without regard to financing methods and capital structure;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

The method of calculating Adjusted EBITDA may not be consistent with that of other companies and each of EBITDA and Adjusted EBITDA has its limitations as an analytical tool, should not be considered in isolation and should be viewed in conjunction with measurements that are computed in accordance with GAAP. Some of the limitations of EBITDA and Adjusted EBITDA are:

•	EBITDA and Adjusted EBITDA do not reflect our cash used for capital expenditure;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized often will have to be replaced and EBITDA and Adjusted EBITDA do not reflect the cash requirements for such replacements;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital requirements;

•	EBITDA and Adjusted EBITDA do not reflect the cash necessary to make payments of interest or principal on our indebtedness; and

•	EBITDA and Adjusted EBITDA do not reflect the cash required to pay taxes.

Nine Months Ended June 30, 2015

Compared to the Nine Months Ended June 30, 2014

Volume

For the nine months ended June 30, 2015, retail volume of home heating oil and propane increased by 22.9 million gallons, or 6.8%, to 361.7 million gallons, compared to 338.8 million gallons for the nine months ended June 30, 2014. For those locations where the Partnership had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the nine months ended June 30, 2015 were equal to the nine months ended June 30, 2014 and 5.0% colder than normal, as reported by the National Oceanic and Atmospheric Administration (“NOAA”). For the twelve months ended June 30, 2015, net customer attrition for the base business was 1.3%. Due to various reasons, we believe that our customers are adopting conservation measures to use less of our products. The impact of any such conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency and other volume variances not otherwise described, are also included in the chart under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Nine months ended June 30, 2014	338.7
Acquisitions	25.8
Impact of temperatures	(0.1)
Net customer attrition	(5.6)
Other	2.9

Change	23.0

Volume - Nine months ended June 30, 2015	361.7

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014:

	Nine Months Ended
Customers	June 30, 2015	June 30, 2014
Residential Variable	38.1%	40.0%
Residential Price-Protected	48.0%	45.9%
Commercial/Industrial/Other	13.9%	14.1%

Total	100.0%	100.0%

The Partnership has experienced a shift from our variable pricing plans to our price-protected plans as customers seek surety of price, which may impact our per gallon margins in the future.

Volume of other petroleum products increased by 16.1 million gallons, or 27.0%, to 76.0 million gallons for the nine months ended June 30, 2015, compared to 59.9 million gallons for the nine months ended June 30, 2014, largely due to the additional volume from the Griffith acquisition of 19.2 million gallons, which was partially offset by a decline in the base business of 3.1 million gallons. The volume decline was due to the loss of some high volume but low margin accounts.

Product Sales

For the nine months ended June 30, 2015, product sales decreased $245.1 million, or 15.6%, to $1.3 billion, compared to $1.6 billion for the nine months ended June 30, 2014, as the impact from an increase in total volume of 9.8% and higher per gallon gross profit margins was more than offset by a decline in wholesale product costs of $0.9778 per gallon, or 32.1%.

Installations and Services

For the nine months ended June 30, 2015, installation and service sales increased $12.9 million, or 7.7%, to $181.2 million, compared to $168.3 million for the nine months ended June 30, 2014, due to additional revenue from acquisitions of $10.0 million and an increase in the base business of $2.9 million.

Cost of Product

For the nine months ended June 30, 2015, cost of product decreased $308.9 million, or 25.4%, to $0.9 billion, compared to $1.2 billion for the nine months ended June 30, 2014, as an increase in total volume of 9.8% was more than offset by a 32.1% decline, or $0.9778 per gallon, in wholesale product costs.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the nine months ended June 30, 2015 increased by $0.0964 per gallon, or 9.6%, to $1.1008 per gallon, from $1.0044 per gallon during the nine months ended June 30, 2014 due in part to the impact of the Griffith acquisition. In the base business, home heating oil and propane margins increased by $0.0830 per gallon or 8.3%. Over the last five fiscal years, on average, our home heating oil and propane margins have increased by $0.0204 per gallon annually. The expansion of the Partnership’s margins during the nine months June 30, 2015 is in excess of the historical average by $0.0626 per gallon in the base business. The Partnership was able to expand its per gallon margins due to the decline in per gallon wholesale product costs. In addition, numerous snow storms and the intensity of the winter weather conditions experienced during the second quarter of fiscal 2015, which drove an increase in operating and service costs, necessitated an increase in per gallon margins to help defray such additional operating expenses. Going forward, the Partnership cannot guarantee that the per gallon margins achieved during the nine months ended June 30, 2015 are sustainable. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Nine Months Ended
	June 30, 2015		June 30, 2014
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	361.7		338.7

Sales	$1,146.1	$3.1683	$1,370.1	$4.0446
Cost	$747.9	$2.0675	$1,029.9	$3.0402

Gross Profit	$398.2	$1.1008	$340.3	$1.0044

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	76.0		59.9

Sales	$179.8	$2.3643	$200.9	$3.3547
Cost	$157.2	$2.0675	$184.1	$3.0739

Gross Profit	$22.6	$0.2968	$16.8	$0.2808

Total Product	Amount (in millions)		Amount (in millions)
Sales	$1,325.9		$1,571.1
Cost	$905.1		$1,214.0

Gross Profit	$420.8		$357.1

For the nine months ended June 30, 2015, total product gross profit increased by $63.7 million, or 17.8% to $420.8 million, compared to $357.1 million for the nine months ended June 30, 2014, due to an increase in home heating oil and propane volume ($23.1 million), the impact of higher home heating oil and propane margins ($34.8 million), and the additional gross profit from other petroleum products ($5.8 million).

Cost of Installations and Services

For the nine months ended June 30, 2015, cost of installations and services increased by $17.4 million, or 11.1%, to $173.8 million, compared to $156.4 million for the nine months ended June 30, 2014, reflecting an $8.6 million increase related to acquisitions and $8.8 million higher expenses in our base business.

Installation costs for the nine months ended June 30, 2015, rose by $2.9 million, or 5.6%, to $54.5 million, compared to $51.6 million in installation costs for the nine months ended June 30, 2014 due to acquisitions. Installation costs as a percentage of installation sales for the nine months ended June 30, 2015 and the nine months ended June 30, 2014 were 84.4% and 84.6%, respectively. Service expenses increased to $119.4 million for the nine months ended June 30, 2015, or 102.3% of service sales, versus $104.9 million, or 97.7% of service sales, for the nine months ended June 30, 2014. The higher service expense of $14.5 million reflects an acquisition related increase of $5.8 million and an increase in the base business of $8.7 million, or 8.3%. In addition to normal inflationary pressures on service expenses, the 5.8% colder temperatures experienced in the second quarter of fiscal 2015 drove an increase in the amount of service work required to ensure our customers’ heating systems were operational. The numerous snow storms in certain areas of our footprint hampered productivity and also drove an increase in service costs as the additional service work was performed at premium labor rates. In addition, the Partnership’s expansion of its service offerings resulted in an increase in service costs. We experienced a combined gross profit from service and installation of $7.4 million for the nine months ended June 30, 2015, compared to a combined gross profit of $11.8 million for the nine months ended June 30, 2014. Management views the service and installation department on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the nine months ended June 30, 2015, the change in the fair value of derivative instruments resulted in a $9.8 million credit due to the expiration of certain hedged positions (an $11.7 million credit) and a decrease in the market value for unexpired hedges (a $1.9 million charge).

During the nine months ended June 30, 2014, the change in the fair value of derivative instruments resulted in a $4.7 million credit due to the expiration of certain hedged positions (a $5.8 million credit) and a decrease in the market value for unexpired hedges (a $1.1 million charge).

Delivery and Branch Expenses

For the nine months ended June 30, 2015, delivery and branch expense increased $22.3 million, or 9.8%, to $249.5 million, compared to $227.2 million for the nine months ended June 30, 2014, due to an acquisition-related increase of $17.6 million and an increase in the base business of $4.7 million due in part to the colder temperatures experienced during the second quarter of fiscal 2015. The year over year comparison was favorably impacted by a $1.7 million charge recorded during the nine months ended June 30, 2014 to correct understatements of certain sales and petroleum taxes and related penalties the majority of which related to years prior to fiscal 2014.

On a cents per gallon basis, delivery and branch expenses for the nine months ended June 30, 2015, decreased $0.0036, or 0.6%, to $0.5838, compared to $0.5874 for the nine months ended June 30, 2014. In the base business, delivery and branch expenses increased by $0.0191 per gallon, or 3.2% to $0.6065 for the nine months ended June 30, 2015. The additional volume delivered during the second fiscal quarter (due to colder weather) was at premium labor rates, and the numerous snow storms created operational inefficiencies which also led to a higher than expected cents per gallon of delivery and branch expenses. This was offset by lower per gallon operating expenses of acquisitions.

Depreciation and Amortization

For the nine months ended June 30, 2015, depreciation and amortization expense increased by $3.5 million, or 23.6%, to $18.6 million, compared to $15.0 million for the nine months ended June 30, 2014 largely due to the Griffith acquisition.

General and Administrative Expenses

For the nine months ended June 30, 2015, general and administrative expenses increased $2.1 million, or 12.3%, to $19.1 million, from $17.0 million for the nine months ended June 30, 2014, due largely to an increase in profit sharing expense of $1.3 million and $0.5 million in legal and professional fees relating to an abandoned debt refinancing.

The Partnership accrues approximately 6% of Adjusted EBITDA as defined in the profit sharing plan for distribution to its employees, and this amount is payable when the Partnership achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in Adjusted EBITDA.

Finance Charge Income

For the nine months ended June 30, 2015, finance charge income decreased $1.7 million, or 28.7% to $4.0 million, compared to $5.7 million for the nine months ended June 30, 2014. The decline in the wholesale cost of product led to lower retail selling prices and thus a decline in accounts receivable balances subject to a finance charge.

Interest Expense, Net

For the nine months ended June 30, 2015, interest expense decreased $2.5 million, or 19.2%, to $10.8 million compared to $13.3 million for the nine months ended June 30, 2014 primarily due in part to the decrease in average working capital borrowings of $90.1 million. Working capital borrowings were lower due to lower wholesale product costs. In addition, during the nine months ended June 30, 2014, the Partnership recorded a $1.4 million charge to correct understatements arising from certain sales and petroleum tax audits that were previously contested.

Amortization of Debt Issuance Costs

For the nine months ended June 30, 2015 and June 30, 2014, amortization of debt issuance costs was unchanged at $1.2 million.

Income Tax Expense

For the nine months ended June 30, 2015, income tax expense increased by $16.3 million to $59.9 million from $43.6 million for the nine months ended June 30, 2014, due to an increase in pretax income of $37.3 million and an increase in the effective income tax rate. The Partnership’s effective tax rate was 42.0% for the nine months ended June 30, 2015 versus 41.3% for the nine months ended June 30, 2014.

Net Income

For the nine months ended June 30, 2015, net income increased $21.0 million, or 33.9% to $82.9 million, from $61.9 million for the nine months ended June 30, 2014, as the increase in pretax income of $37.3 million was greater than the increase in income tax expense of $16.4 million.

Adjusted EBITDA

For the nine months ended June 30, 2015, Adjusted EBITDA increased by $33.2 million, or 25.5%, to $163.6 million as the impact of higher home heating oil and propane per gallon margins and acquisitions more than offset higher operating and service costs largely attributable to the colder temperatures and numerous snow storms in the second fiscal quarter and the volume decline in the base business attributable to net customer attrition for the twelve months ended June 30, 2015.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Nine Months Ended June 30,
(in thousands)	2015	2014

Net income	$82,882	$61,912
Plus:
Income tax expense	59,937	43,602
Amortization of debt issuance cost	1,209	1,205
Interest expense, net	10,767	13,324
Depreciation and amortization	18,579	15,036

EBITDA (a)	173,374	135,079

(Increase) / decrease in the fair value of derivative instruments	(9,756)	(4,661)

Adjusted EBITDA (a)	163,618	130,418

Add / (subtract)
Income tax expense	(59,937)	(43,602)
Interest expense, net	(10,767)	(13,324)
Provision for losses on accounts receivable	5,062	8,862
Increase in accounts receivables	(17,730)	(78,276)
Decrease in inventories	12,691	24,706
Decrease in customer credit balances	(26,595)	(43,588)
Change in deferred taxes	8,598	9,051
Change in other operating assets and liabilities	21,231	11,006

Net cash provided by operating activities	$96,171	$5,253

Net cash used in investing activities	$(6,084)	$(104,321)

Net cash provided by (used in) financing activities	$(16,438)	$21,126

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

•	our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products, without regard to financing methods and capital structure; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

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

During the nine months ended June 30, 2015, cash provided by operating activities increased by $90.9 million to $96.2 million, when compared to $5.3 million of cash provided by operating activities during the nine months ended June 30, 2014, reflecting a $15.2 million increase in cash generated from operations, a favorable change in cash relating to accounts receivable of $77.5 million (including customer credit balances), an increase in accrued income taxes of $12.6 million and other net decreases of $14.4 million. The significant decline in the cost of liquid product resulted in a lower level of accounts receivable, lower inventory levels and lower trade payables. The Partnership expects to pay its accrual for income taxes over the next nine months.

Investing Activities

Our capital expenditures for the nine months ended June 30, 2015 totaled $5.2 million, as we invested in computer hardware and software ($1.3 million), refurbished certain physical plants ($0.6 million), expanded our propane operations ($2.2 million) and made additions to our fleet and other equipment ($1.1 million). We also completed one acquisition for $1.1 million and allocated $0.3 million of the gross purchase price to intangible assets, $0.1 million to goodwill and $0.7 million to fixed assets.

Our capital expenditures for the nine months ended June 30, 2014 totaled $6.5 million, as we invested in computer hardware and software ($1.3 million), refurbished certain physical plants ($1.2 million), expanded our propane operations ($2.4 million) and made additions to our fleet and other equipment ($1.6 million). We also completed the Griffith acquisition for $98.7 million and allocated $52.4 million of the gross purchase price to intangible assets (including $8.0 million to goodwill), $17.5 million to fixed assets, $1.8 million to other long-term assets and $27.1 million to working capital, net of cash acquired of $4.2 million.

Financing Activities

During the nine months ended June 30, 2015, we borrowed $12.3 million under our credit facility and subsequently repaid $12.3 million. We also paid distributions of $15.5 million to our Common Unit holders, $0.281 million to our General Partner unit holders (including $0.215 million of incentive distributions as provided in our Partnership Agreement) and repurchased 0.123 million units for $0.7 million in connection with our unit repurchase plan.

During the nine months ended June 30, 2014, we borrowed $195.5 million under our revolving credit facility and repaid $155.9 million. We also paid distributions of $14.51 million to our Common Unit holders, $0.23 million to our General Partner unit holders (including $0.16 million of incentive distributions as provided in our Partnership Agreement) and repurchased 0.25 million units for $1.3 million in connection with our unit repurchase plan.

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of June 30, 2015 ($122.6 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and repaid from subsequent seasonal reductions in inventory and accounts receivable. As of June 30, 2015, we had no borrowings under our revolving credit facility and $54.8 million in letters of credit were outstanding, primarily for current and future insurance reserves and our ability to borrow was reduced by $2.5 million to secure hedges with the bank group.

In July 2015, we entered into a third amended and restated asset-based revolving credit facility, which expires in July 2020 and provides us with the ability to borrow up to $300 million ($450 million during the heating season from December through April of each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $100 million in letters of credit. The amended and restated credit facility also provides for a $100 million five year term loan (Note 9(b) to our notes to Condensed Consolidated Financial Statements (unaudited) under Item 1.). Proceeds from the term loan will be used to redeem the Partnership’s 8.875% Senior Notes due 2017 (see below). We can increase the asset-based revolving credit facility size by $100 million without the consent of the bank group. However, the bank group is not obligated to fund the $100 million increase. If the bank group elects not to fund the increase, we can add additional lenders to the group with the consent of the Agent which shall not be unreasonably withheld. Obligations under the revolving credit facility are guaranteed by us and our subsidiaries and secured by liens on substantially all of our assets, including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

On July 30, 2015 the Partnership announced that it had elected to redeem $125.0 million of its outstanding 8.875% Senior Notes due in 2017 at a price of 104.438% plus accrued interest through the redemption date of September 3, 2015. The Partnership intends to use the proceeds of the aforementioned bank term loan of $100 million and cash on hand to redeem the 8.875% Senior Notes. Some of the cash that will be used to redeem the 8.875% Senior Notes will be received by Star Gas Partners in the form of a dividend from its corporate subsidiaries, and may be taxable to individual partners. As of June 30, 2015, the Partnership has classified $25 million of its 8.875% Senior Notes as a current liability reflecting the notice to redeem such notes and the $100 million term loan provided in the third amended and restated bank facility.

Under the terms of the third amended and restated credit facility, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the maximum facility size and a fixed charge coverage ratio of not less than 1.1, while the term loan is outstanding. As of June 30, 2015, Availability, as defined in the revolving credit facility agreement, was $232.2 million and we were in compliance with this fixed charge coverage ratio.

Maintenance capital expenditures for the remainder of fiscal 2015 are estimated to be approximately $1.4 million, excluding the capital requirements for leased fleet. In addition, we plan to invest an additional $0.7 million in our propane operations. Distributions for the balance of fiscal 2015, at the current quarterly level of $0.095 per unit, would result in an aggregate of approximately $5.4 million to Common Unit holders, $0.1 million to our general partner (including $0.09 million of incentive distribution as provided for in our Partnership Agreement) and $0.09 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the general partner. While the Partnership is not obligated to make a minimum required contribution to its two frozen defined benefit pension plans in fiscal year 2015, it is expected that a $0.6 million pension contribution may be made before the end of fiscal 2015. Two underfunded multi-employer pension plans to which we contribute, one that includes two hundred of our current employees and the other that includes less than ten of our current employees, have been classified as carrying “red zone” status, indicating that they are less than 65% funded. We could be assessed our share of unfunded liabilities should we terminate participation in these plans, should there be a mass employer withdrawal from these plans, or if the plans become insolvent or otherwise terminate. We are currently evaluating an alternate funding option adopted by the trustees of the larger of the two “red zone” status plans to which we contribute that we expect would require us to technically withdraw from and then re-enter the plan, and pay an amount determined to be our share of the plan‘s unfunded liability, interest free, over a period of at least twenty-five years. If we agree to this remediation plan, we expect we will be required to record a non-cash charge to our income statement equal to the present value of the series of cash payments. There is no certainty, however, whether we will succeed in reaching an agreement with the plan trustees on such an alternate funding option. In addition, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

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

At June 30, 2015, we had outstanding borrowings totaling $125.0 million, none of which is subject to variable interest rates.

We also use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at June 30, 2015, the fair market value of these outstanding derivatives would increase by $6.0 million to a positive value of $4.2 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $(4.6) million to a negative value of $(6.4) million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures.

The General Partner’s chief executive officer and its chief financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2015. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2015 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in Internal Control over Financial Reporting.

No change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

On March 4, 2014, the Partnership completed the acquisition of Griffith Energy Services, Inc. (“Griffith”). The Partnership completed the integration of Griffith’s operations with the Partnership’s internal control systems as of June 30, 2015.

c) Other

The General Partner and the Partnership believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Partnership have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of our general partner have concluded, as of June 30, 2015, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

We participate in a number of multi-employer pension plans for current and former union employees covered under collective bargaining agreements. The risks of participating in multi-employer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to current and former employees of other participating employers. Several factors could cause us to make significantly higher future contributions to these plans, including the funding status of the plan, unfavorable investment performance, insolvency or withdrawal of participating employers, changes in demographics and increased benefits to participants. Several of these multi-employer plans to which we contribute are underfunded, meaning that the value of such plans’ assets are less than the actuarial value of the plans’ benefit obligations. Two underfunded plans to which we contribute, one that includes two hundred of our current employees and the other that includes less than ten of our current employees, have been classified as carrying “red zone” status, indicating that they are less than 65% funded. We could be assessed our share of unfunded liabilities should we terminate participation in these plans, should there be a mass employer withdrawal from these plans, or if the plans become insolvent or otherwise terminate. We are currently evaluating an alternate funding option adopted by the trustees of the larger of the two “red zone” status plans to which we contribute that we expect would require us to technically withdraw from and then re-enter the plan, and pay an amount determined to be our share of the plan’s unfunded liability, interest free, over a period of at least twenty-five years. If we agree to this remediation plan, we expect we will be required to record a non-cash charge to our income statement equal to the present value of the series of cash payments. There is no certainty, however, whether we will succeed in reaching an agreement with the plan trustees on such an alternate funding option. While we currently have no intention of permanently terminating our participation in an underfunded plan and while our participation in underfunded pension plans have not significantly impacted our financial performance in the past, there can be no assurance that we will not be required to record material withdrawal liabilities or be required to make material cash contributions in the future to one or more underfunded plans, whether as a result of withdrawing from a plan, or of agreeing to any alternate funding option, or due to any of the other risks associated with being a participating employer in an underfunded plan. Any of these events could negatively impact our financial performance in the applicable period.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6.

Exhibits

(a)	Exhibits Included Within:

31.1	Certification of Chief Executive Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Star Gas Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary Kestrel Heat LLC (Principal Financial Officer)	August 3, 2015
Richard F. Ambury

Signature	Title	Date

/s/ Richard G. Oakley	Senior Vice President - Controller Kestrel Heat LLC (Principal Accounting Officer)	August 3, 2015
Richard G. Oakley