Form 10-K
period 2015-09-30
STAR GAS PARTNERS LP
filed 2015-12-09
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-14129

STAR GAS PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	06-1437793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West Broad Street, Suite 310, Stamford, Connecticut	06902
(Address of principal executive office)	(Zip Code)

(203) 328-7310

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common units held by non-affiliates on March 31, 2015 was approximately $321,232,000.

As of November 30, 2015, the registrant had 57,282,352 common units outstanding.

Documents Incorporated by Reference: None

STAR GAS PARTNERS, L.P.

2015 FORM 10-K ANNUAL REPORT

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

Structure

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil and propane distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat homes and buildings. Star Gas Partners is a Delaware limited partnership, which at November 30, 2015, had outstanding 57.3 million common partner units (NYSE: “SGU”) representing a 99.43% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing a 0.57% general partner interest in Star Gas Partners. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”).

The following chart depicts the ownership of the partnership as of November 30, 2015:

The Partnership is organized as follows:

•	Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•	Our operations are conducted through Petro Holdings, Inc., a Minnesota corporation that is a wholly owned subsidiary of Star Acquisitions, Inc., and its subsidiaries.

•	Petroleum Heat and Power Co., Inc. (“PH&P”) is a 100% owned subsidiary of the Partnership. PH&P is the borrower and the Partnership is a guarantor of the third amended and restated credit agreement’s $100 million five-year senior secured term loan and the $300 million ($450 million during the heating season of December through April of each year) revolving credit facility, both due July 30, 2020. (See Note 11 of the Notes to the Consolidated Financial Statements — Long-Term Debt and Bank Facility Borrowings)

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

Partnership Structure

The following chart summarizes our partnership structure as of September 30, 2015. Other than Star Gas Partners, L.P. all other entities in this structure are taxable as corporations for Federal and state income tax purposes.

Business Overview

We are a home heating oil and propane distributor and service provider to residential and commercial customers who heat their homes and buildings in the Northeast, Central and Southeast U.S. regions. Our customers are principally in the more northern and eastern states. As of September 30, 2015, we sold home heating oil and propane to approximately 458,000 full service residential and commercial customers. We believe we are the largest retail distributor of home heating oil in the United States, based upon sales volume with a market share in excess of 5.5%. We also sell home heating oil, gasoline and diesel fuel to approximately 76,000 customers on a delivery only basis. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our customer base. In addition, we provide ancillary home services, including home security and plumbing, to approximately 25,000 customers, many of whom are also existing home heating oil and propane customers. During fiscal 2015, total sales were comprised approximately 71.7% from sales of home heating oil and propane; 14.6% from the installation and repair of heating and air conditioning equipment and ancillary services; and 13.7% from the sale of other petroleum products. We provide home heating equipment repair service 24 hours a day, seven days a week, 52 weeks a year. These services are an integral part of our business, and are intended to maximize customer satisfaction and loyalty.

We conduct our business through an operating subsidiary, Petro Holdings, Inc., utilizing over 35 local brand names such as Petro Home Services, Burke Energy, Atlas Glen-mor, and Griffith Energy Services, Inc. to name a few.

We also offer several pricing alternatives to our residential home heating oil customers, including a variable price (market based) option and a price-protected option, the latter of which either sets the maximum price or a fixed price that a customer will pay. Users choose the plan they feel best suits them which we believe increases customer satisfaction. Approximately 95% of our full service residential and commercial home heating oil customers automatically receive deliveries based on prevailing weather conditions. In addition, approximately 36% of our homeowners take advantage of our “smart pay” budget payment plan under which their estimated annual oil and propane deliveries and service billings are paid for in a series of equal monthly installments. We use derivative instruments as needed to mitigate our exposure to market risk associated with our price-protected offerings and the storing of our physical home heating oil inventory. Given our size, we are able to realize certain benefits of scale and provide consistent, strong customer service.

Currently, we have heating oil and/or propane customers in the following states, regions and counties:

Maine

York

New Hampshire

Hillsborough

Merrimack

Rockingham

Strafford

Vermont

Bennington

Massachusetts

Barnstable

Bristol

Essex

Hampden

Middlesex

Norfolk

Plymouth

Suffolk

Worcester

Rhode Island

Bristol

Kent

Newport

Providence

Washington

Connecticut

Fairfield

Hartford

Litchfield

Middlesex

New Haven

New London

Tolland

Windham

New York

Albany

Bronx

Columbia

Dutchess

Fulton

Greene

Kings

Montgomery

Nassau

New York

Orange

Putnam

Queens

Rensselaer

Richmond

Rockland

Saratoga

Schenectady

Schoharie

Suffolk

Sullivan

Ulster

Warren

Washington

Westchester

Maryland

Anne Arundel

Baltimore

Calvert

Caroline

Carroll

Cecil

Charles

Dorchester

Frederick

Harford

Howard

Kent

Montgomery

Prince George’s

Queen Anne

St. Mary’s

Talbot

Washington

Washington, D.C.

District of Columbia

Delaware

Kent

New Castle

Sussex

New Jersey

Atlantic

Bergen

Burlington

Camden

Cumberland

Essex

Gloucester

Hudson

Hunterdon

Mercer

Middlesex

Monmouth

Morris

Ocean

Passaic

Salem

Somerset

Sussex

Union

Warren

Pennsylvania

Adams

Berks

Bucks

Chester

Cumberland

Dauphin

Delaware

Franklin

Fulton

Lancaster

Lebanon

Lehigh

Monroe

Montgomery

Northampton

Perry

Philadelphia

Schuylkill

York

Virginia

Arlington

Clarke

Fairfax

Frederick

Fauquier

Loudoun

Prince William

Stafford

Warren

West Virginia

Berkeley

Jefferson

Morgan

Tennessee

Bradley

Hamilton

McMinn

Meigs

Polk

North Carolina

Union County

South Carolina

Bamberg

Calhoun

Chester

Dorchester

Fairfield

Kershaw

Lexington

Orangeburg

Georgia

Banks

Cherokee

Dawson

Fannin

Franklin

Forsyth

Habersham

Hall

Jefferson

Lumpkin

Murray

Rabun

Stephens

Towns

White

Whitfield

Industry Characteristics

Home heating oil is primarily used as a source of fuel to heat residences and businesses in the Northeast and Mid-Atlantic regions. According to the U.S. Department of Energy—Energy Information Administration, 2009 Residential Energy Consumption Survey (the latest survey published), these regions account for 83% (5.7 million of 6.9 million) of the households in the United States where heating oil is the main space-heating fuel and 28% (5.7 million of 20.8 million) of the homes in these regions use home heating oil as their main space-heating fuel. Our experience has been that customers have a tendency to increase their conservation efforts as the price of home heating oil increase, thereby reducing their consumption.

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

It is common practice in our business to price products to customers based on a per gallon margin over wholesale costs. As a result, we believe distributors such as ourselves generally seek to maintain their per gallon margins by passing wholesale price increases through to customers, thus insulating their margins from the volatility in wholesale prices. However, distributors may be unable or unwilling to pass the entire product cost increases through to customers. In these cases, significant decreases in per gallon margins may result. The timing of cost pass-throughs can also significantly affect margins. The retail home heating oil industry is highly fragmented, characterized by a large number of relatively small, independently owned and operated local distributors. Some dealers provide full service, as we do, and others offer delivery only on a cash-on-delivery basis, which we also do to a significantly lesser extent. The retail home heating oil industry is complex and costly due to regulations, working capital requirements and the cost to hedge for price- protected customers (See Customers and Pricing for a discussion on the Partnership’s offerings).

The retail propane distribution industry is highly competitive, and is generally serviced by large multi-state full-service distributors and small local independent distributors. Each retail distribution provider operates in its own competitive environment because propane distributors typically reside in close proximity to their customers to lower the cost of providing service. In most retail propane distribution markets, customers can choose from three or more distributors based on the quality of customer service, safety reputation and price.

Business Strategy

Our business strategy is to increase Adjusted EBITDA (See Item 6. Selected Historical Financial and Operating Data for a definition and history) and cash flow by effectively managing operations while growing and retaining our customer base as a retail distributor of home heating oil and propane and provider of ancillary products and services. The key elements of this strategy include the following:

Pursue select acquisitions Our senior management team has developed expertise in identifying acquisition opportunities and integrating acquired customers into our operations. We continue to focus on acquiring profitable companies within and outside our current footprint.

While we still actively pursue home heating oil only companies, we believe that modestly sized dual fuel (home heating oil and propane) companies could be a niche for us and can help us grow our propane business more rapidly.

The focus for our acquisitions is both within our current footprint, where we can leverage our existing operating structure to reduce costs, as well as outside of such areas if the target company is of adequate size to sustain profitability as a stand-alone operation. We have used this strategy to expand into several states over the past five years.

Deliver superior customer service We are dedicated to providing the best customer service in our industry to maximize customer satisfaction and retention. To engage our employees and enhance their ability to provide superior customer service and reduce gross customer losses, our employees are encouraged to go through customer service training, supplemented by ongoing monitoring and guidance from management.

Additionally, we have established a technical training committee to ensure that our field personnel are properly educated on the latest technology while operating in a safe and efficient manner.

Diversification of product and service offerings In addition to expanding our propane operations, we continue to focus on expanding our suite of rationally related products and services in an effort to increase revenue and Adjusted EBITDA while improving retention of our existing home heating oil and propane customers. These offerings include, but are not limited to, the sales, service and installation of heating and air conditioning equipment, plumbing services, home security systems and standby home generators. In addition, we also repair and install natural gas heating systems. We place significant emphasis on growing a solid, credit-worthy customer base with a focus on recurring revenue in the form of annual service agreements.

We conduct customer surveys to gauge the awareness of our product and service offerings, the satisfaction with those services if utilized and potential for future opportunities. We are also using the results of these surveys to help drive our expansion initiatives.

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

Customers and Pricing

Our full service home heating oil customer base is comprised of 97% residential customers and 3% commercial customers. Our residential customer receives on average 160 gallons per delivery and our commercial accounts receive on average 325 gallons per delivery. Typically, we make four to six deliveries per customer per year. Currently, 95% of our full service residential and commercial home heating oil customers have their deliveries scheduled automatically and 5% of our home heating oil customer base call from time to time to schedule a delivery. Automatic deliveries are scheduled based on each customer’s historical consumption pattern and prevailing weather conditions. Our practice is to bill customers promptly after delivery. We also offer a balanced payment plan in which a customer’s estimated annual oil purchases and service contract fees are paid for in a series of equal monthly payments. Approximately 36% of our residential home heating oil customers have selected this billing option.

We offer several pricing alternatives to our residential home heating oil customers. Our variable pricing program allows the price to float with the home heating oil market and other factors. In addition, we offer price-protected programs, which establish either a ceiling or a fixed price per gallon that the customer would pay over a defined period. The following chart depicts the percentage of the pricing plans selected by our residential home heating oil customers as of the end of the fiscal year.

	September 30,
	2015	2014	2013	2012	2011
Variable	51.4%	53.5%	53.1%	54.7%	54.9%
Ceiling	43.9%	40.8%	42.3%	40.5%	41.5%
Fixed	4.7%	5.7%	4.6%	4.8%	3.6%

	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to residential customers ordinarily generate higher per gallon margins than sales to commercial customers. Due to greater price sensitivity, our own internal marketing efforts, and hedging costs of residential price-protected customers, the per gallon margins realized from price-protected customers generally are less than from variable priced residential customers.

Derivatives

We use derivative instruments in order to mitigate our exposure to market risk associated with the purchase of home heating oil for our price-protected customers, physical inventory on hand, inventory in transit and priced purchase commitments. Currently, the Partnership’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Munich Re Trading LLC, Regions Financial Corporation, Societe Generale, and Wells Fargo Bank, N.A.

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

Suppliers and Supply Arrangements

We purchase our product for delivery in either barge, pipeline or truckload quantities, and as of September 30, 2015 had contracts with approximately 110 third-party terminal sites for the right to temporarily store petroleum products at their facilities. Home heating oil and propane purchases are made under supply contracts or on the spot market. We have entered into market price based contracts for approximately 85% of our expected home heating oil and propane requirements for the fiscal 2016 heating season. We also have market price based contracts for approximately 23% of our expected diesel and gasoline requirements for fiscal 2016.

During fiscal 2015, Global Companies LLC and NIC Holding Corp. provided approximately 12% and 10%, respectively, of our petroleum product purchases. No other single supplier provided more than 10% of our product supply during fiscal 2015. For fiscal 2016, we generally have supply contracts for similar quantities with Global Companies LLC and NIC Holding Corp. Supply contracts typically have terms of 6 to 12 months. All of the supply contracts provide for minimum quantities and in most cases do not establish in advance the price of home heating oil or propane. This price is based upon a published market index price at the time of delivery or pricing date plus an agreed upon differential. We believe that our policy of contracting for the majority of our anticipated supply needs with diverse and reliable sources will enable us to obtain sufficient product should unforeseen shortages develop in worldwide supplies.

Home Heating Oil Price Volatility

In recent years, the wholesale price of home heating oil has been extremely volatile, resulting in increased consumer sensitivity to heating costs and increased gross customer attrition. Like any other market commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces. The price of home heating oil is closely linked to the price refiners pay for crude oil, which is the principal cost component of home heating oil. The volatility in the wholesale cost of home heating oil, as measured by the New York Mercantile Exchange (“NYMEX”) price per gallon for the fiscal years ended September 30, 2011 through 2015, on a quarterly basis, is illustrated by the following chart:

	Fiscal 2015 (1)		Fiscal 2014 (1)		Fiscal 2013 (1)		Fiscal 2012		Fiscal 2011
	Low	High	Low	High	Low	High	Low	High	Low	High
Quarter Ended
December 31	$1.85	$2.66	$2.84	$3.12	$2.90	$3.26	$2.72	$3.17	$2.19	$2.54
March 31	1.62	2.30	2.89	3.28	2.86	3.24	2.99	3.32	2.49	3.09
June 30	1.68	2.02	2.85	3.05	2.74	3.09	2.53	3.25	2.75	3.32
September 30	1.38	1.84	2.65	2.98	2.87	3.21	2.68	3.24	2.77	3.13

(1)	Beginning April 1, 2013, the NYMEX contract specifications were changed from high sulfur home heating oil to ultra low sulfur diesel. Ultra low sulfur diesel is similar in composition to ultra low sulfur home heating oil.

Acquisitions

Part of our business strategy is to pursue select acquisitions. During fiscal 2015, the Partnership acquired three heating oil and propane dealers (with one dealer also having motor fuel accounts) with approximately 23,300 home heating oil and propane accounts for an aggregate purchase price of approximately $20.8 million. The gross purchase price was allocated $21.8 million to intangible assets, $2.5 million to fixed assets and reduced by $3.5 million for working capital credits. Each acquired company’s operating results are included in the Partnership’s consolidated financial statements starting on its acquisition date. Customer lists, other intangibles and trade names are amortized on a straight-line basis over seven to twenty years.

During fiscal 2014, the Partnership acquired three heating oil dealers with approximately 51,000 home heating oil and propane accounts for an aggregate purchase price of approximately $98.5 million (including the $97.7 million acquisition of Griffith Energy Services, Inc.). The gross purchase price was allocated $53.7 million to intangible assets, $17.6 million to fixed assets and $27.2 million to working capital (net of $4.2 million of cash acquired).

During fiscal 2013, the Partnership acquired two heating oil dealers with approximately 2,000 home heating oil and propane accounts for an aggregate purchase price of approximately $1.4 million. The gross purchase price was allocated $1.3 million to intangible assets, $0.2 million to fixed assets and reduced by $0.1 million for working capital credits.

Employees

As of September 30, 2015, we had 3,101 employees, of whom 884 were office, clerical and customer service personnel; 905 were equipment technicians; 490 were fuel delivery drivers and mechanics; 487 were management and 335 were employed in sales. Of these employees 1,231 are represented by 49 different collective bargaining agreements with local chapters of labor unions. Due to the seasonal nature of our business and depending on the demands of the 2016 heating season, we anticipate that we will augment our current staffing levels during the heating season from among the 362 employees on temporary leave of absence as of September 30, 2015 (265 of whom are represented by collective bargaining agreements with labor unions indicated earlier). We are currently involved in union negotiations with four local bargaining units which cover 94 employees. There currently are two collective bargaining agreements that are expired, covering approximately 42 employees, and 14 more collective bargaining agreements which come up for renewal in fiscal 2016, covering approximately 288 employees. We believe that our relations with both our union and non-union employees are generally satisfactory.

Government Regulations

We are subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge or emission of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act, the Oil Pollution Act, and comparable state statutes. CERCLA, also known as the “Superfund” law, imposes joint and several liabilities without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a hazardous substance into the environment. Products stored and/or delivered by us and certain automotive waste products generated by our fleet are hazardous substances within the meaning of CERCLA or otherwise subject to investigation and cleanup under other environmental laws and regulations. While we are currently not involved with any material CERCLA claims, and we have implemented programs and policies designed to address potential liabilities and costs under applicable environmental laws and regulations, failure to comply with such laws and regulations could result in civil or criminal penalties or injunctive relief in cases of non-compliance or impose liability for remediation costs.

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

Our operating results will be adversely affected if we continue to experience significant net customer attrition in our home heating oil and propane customer base.

The following table depicts our gross customer gains, gross customer losses and net customer attrition from fiscal year 2011 to fiscal year 2015. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customers that are obtained through marketing efforts at newly acquired businesses are included in these calculations. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis.

	Fiscal Year Ended September 30,
	2015	2014	2013	2012	2011
Gross customer gains	14.6%	16.0%	14.8%	13.4%	13.2%
Gross customer losses	16.4%	16.9%	18.1%	18.3%	16.7%

Net attrition	(1.8%)	(0.9%)	(3.3%)	(4.9%)	(3.5%)

The gain of a new customer does not fully compensate for the loss of an existing customer because of the expenses incurred during the first year to add a new customer. Typically, the per gallon margin realized from a new account added is less than the margin of a customer that switches to another provider. Customer losses are the result of various factors, including but not limited to:

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

The following table depicts our estimated customer losses to natural gas conversions for the last five fiscal years. Conversions to natural gas have increased and we believe this may continue as natural gas has become significantly less expensive than home heating oil on an equivalent BTU basis. In addition, certain states encourage homeowners to expand the use of natural gas as a heating fuel through legislation and regulatory efforts.

	Fiscal Year Ended September 30,
	2015	2014	2013	2012	2011
Customer losses to natural gas conversion	(1.6)%	(2.2)%	(2.4)%	(2.0)%	(1.5)%

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

Generally, heating oil and propane are alternative energy sources to new housing construction, because natural gas is usually selected when natural gas infrastructure exists. In certain geographies, utilities are building out their natural gas infrastructure. As such, our industry is not a growth industry. Accordingly, future growth will depend on our ability to make acquisitions on economically acceptable terms. We cannot assure that we will be able to identify attractive acquisition candidates in our sector in the future or that we will be able to acquire businesses on economically acceptable terms. Factors that may adversely affect our operating and financial results may limit our access to capital and adversely affect our ability to make acquisitions. Under the terms of our third amended and restated credit agreement that we sometimes refer to in this Report as our credit agreement, we are restricted from making any individual acquisition in excess of $25.0 million without the lenders’ approval. In addition, to make an acquisition, we are required to have Availability (as defined in our credit agreement) of at least $40.0 million, on a historical pro forma and forward-looking basis. Furthermore, as long as the $100 million term loan is outstanding, we must be in compliance with the senior secured leverage ratio (as defined in our credit agreement). These covenant restrictions may limit our ability to make acquisitions. Any acquisition may involve potential risks to us and ultimately to our unitholders, including:

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

While our hedging policies are designed to minimize commodity risk, some degree of exposure to unforeseen fluctuations in market conditions remains. For example, we change our hedged position daily in response to movements in our inventory. Any difference between the estimated future sales from inventory and actual sales will create a mismatch between the amount of inventory and the hedges against that inventory, and thus change the commodity risk position that we are trying to maintain. Also, significant increases in the costs of the products we sell can materially increase our costs to carry inventory. We use our revolving credit facility as our primary source of financing to carry inventory and may be limited on the amounts we can borrow to carry inventory. Basis risk describes the inherent market price risk created when a commodity of certain grade or location is purchased, sold or exchanged as compared to a purchase, sale or exchange of a like commodity at a different time or place. Transportation costs and timing differentials are components of basis risk. For example, we use the NYMEX to hedge our commodity risk with respect to pricing of energy products traded on the NYMEX. Physical deliveries under NYMEX contracts are made in New York Harbor. To the extent we take deliveries in other ports, such as Boston Harbor, we may have basis risk. In a backward market (when prices for future deliveries are lower than current prices), basis risk is created with respect to timing. In these instances, physical inventory generally loses value as basis declines over time. Basis risk cannot be entirely eliminated, and basis exposure, particularly in backward or other adverse market conditions, can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

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

To partially mitigate the adverse effect of warm weather on cash flows, we have used weather hedge contracts for a number of years. In general, such weather hedge contracts provide that we are entitled to receive a specific payment per heating degree-day shortfall, when the total number of heating degree-days in the hedge period is less than approximately 92.5% of the ten year average (the “Payment Threshold”). The hedge generally covers the period from November 1, through March 31, of a fiscal year taken as a whole, and has a maximum payout amount. For example, temperatures in fiscal year 2012, taken as a whole met the Payment Threshold, and the heating degree-day shortfall during this period resulted in our receiving the full $12.5 million payout, which was recorded as a reduction of expenses in the line item delivery and branch expenses in the statements of operations.

For fiscal years 2016 and 2017 we have a weather hedge contract with Swiss Re under which we are entitled to receive a payment of $35,000 per heating degree-day shortfall, when the total number of heating degree-days in the hedge period is less than approximately 92.5% of the ten year average, the Payment Threshold. The hedge covers the period from November 1, through March 31, taken as a whole, for each respective fiscal year, and has a maximum payout of $12.5 million for each respective fiscal year. However, there can be no assurance that such weather hedge contract would fully or substantially offset the adverse effects of warmer weather on our business and operating results during such period.

The increased costs of employer-sponsored health insurance premiums and incremental costs due to the Affordable Healthcare Act could materially and adversely affect the Company’s financial condition, results of operations, cash flows and ability to hire and retain employees.

In March 2010, the United States federal government enacted comprehensive health care reform legislation, which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new fees on health insurers, self-insured companies, and health care benefits. The legislation imposes implementation effective dates that began in 2010 and extend through 2020 with many of the changes requiring additional guidance and regulations from federal agencies. Adverse effects of the legislation include increased costs, exposure to expanded liability, federal excise taxes/penalties and requirements for us to revise the ways in which healthcare and other benefits are provided to employees. Such future higher costs could have a material adverse effect on our financial condition, results of operations, and cash flows. Attempts to pass all the increased costs through to our customers could result in higher attrition. Mitigating those costs through reducing benefits to employees could impair our ability to hire and/or retain employees, as other potential employers may be able to either absorb the higher costs or be able to pass more of the increase through to their customers than we may be able to.

Our obligation to fund multi-employer pension plans to which we contribute may have an adverse impact on us.

We participate in a number of multi-employer pension plans for current and former union employees covered under collective bargaining agreements. The risks of participating in multi-employer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to current and former employees of other participating employers. Several factors could require us to make significantly higher future contributions to these plans, including the funding status of the plan, unfavorable investment performance, insolvency or withdrawal of participating employers, changes in demographics and increased benefits to participants. Several of these multi-employer plans to which we contribute are underfunded, meaning that the value of such plans’ assets are less than the actuarial value of the plans’ benefit obligations.

We may be subject to additional liabilities imposed by law as a result of our participation in multi-employer defined benefit pension plans. Various Federal laws impose certain liabilities upon an employer who is a contributor to a multi-employer pension plan if the employer withdraws from the plan or the plan is terminated or experiences a mass withdrawal, potentially including an allocable share of the unfunded vested benefits in the plan for all plan participants, not just our retirees. Accordingly, we could be assessed our share of unfunded liabilities should we terminate participation in these plans, or should there be a mass withdrawal from these plans, or if the plans become insolvent or otherwise terminate.

In 2015, we ratified an agreement with the New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”), a multiemployer pension plan in which approximately 200 of our employees participate, that was in “red zone” status. This agreement provided for our participating subsidiaries to withdraw from the plan’s original employer pool and enter the plan’s new employer pool. The withdrawal from the original employer pool triggered an undiscounted withdrawal obligation of $48.0 million that is to be paid in equal monthly installments over 30 years, or $1.6 million per year. The estimated annual after tax cash impact of entering into this agreement is a cash use of $0.9 million. In the fourth quarter of fiscal 2015 we recorded, a non-cash charge in order to establish a withdrawal liability of approximately $17.8 million on our consolidated balance sheet, which represents the present value of the $48.0 million future payment obligation at a discount rate of 8.22%. In addition we recorded a non-cash deferred tax benefit from the agreement of approximately $7.0 million. The net result of these two non-cash items reduced our net income for fiscal 2015 by $10.8 million.

While we currently have no intention of permanently terminating our participation in or otherwise withdrawing from any underfunded multi-employer pension plan, there can be no assurance that we will not be required to record material withdrawal liabilities or be required to make material cash contributions in the future to one or more underfunded plans, whether as a result of withdrawing from a plan, or of agreeing to any alternate funding option, or due to any of the other risks associated with being a participating employer in an underfunded plan. Any of these events could negatively impact our liquidity and financial results.

We rely on the continued solvency of our derivatives, insurance and weather hedge counterparties.

If counterparties to the derivative instruments that we use to hedge the cost of home heating oil sold to price-protected customers, physical inventory and our vehicle fuel costs were to fail, our liquidity, operating results and financial condition could be materially adversely impacted, as we would be obligated to fulfill our operational requirement of purchasing, storing and selling home heating oil and vehicle fuel, while losing the mitigating benefits of economic hedges with a failed counterparty. If one of our insurance carriers were to fail, our liquidity, results of operations and financial condition could be materially adversely impacted, as we would have to fund any catastrophic loss. If our weather hedge counterparty were to fail, we would lose the protection of our weather hedge contract. Currently, we have outstanding derivative instruments with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Munich Re Trading LLC, Regions Financial Corporation, Societe Generale, and Wells Fargo Bank, N.A. Our primary insurance carriers are American International Group and Federated Mutual Insurance Company, and our weather hedge counterparties are subsidiaries of Swiss Re.

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

Our substantial debt and other financial obligations could impair our financial condition and our ability to obtain additional financing and have a material adverse effect on us if we fail to meet our financial and other obligations

At September 30, 2015, we had outstanding under our credit agreement a $100.0 million term loan due July 2020. In addition, under the revolver portion of our credit agreement which expires in July 2020, we had no borrowings, but $54.8 million of letters of credit were issued, $15.3 million of hedge positions were secured, and availability was $176.0. During the last three fiscal years we have utilized as much as $253.8 million of our credit agreement in borrowings, letters of credit and hedging reserve. Our substantial indebtedness and other financial obligations could:

•	impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, unit repurchases or general partnership purposes;

•	have a material adverse effect on us if we fail to comply with financial and affirmative and restrictive covenants in our debt agreements and an event of default occurs that is not cured or waived;

•	require us to dedicate a substantial portion of our cash flow for principal and interest payments on our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund working capital and capital expenditures;

•	expose us to interest rate risk because certain of our borrowings are at variable rates of interest;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage compared to our competitors that have proportionally less debt.

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

Our business requires a significant amount of working capital to finance accounts receivable and inventory during the heating season. Under our revolving credit facility, we may borrow up to $300 million, which increases to $450 million during the peak winter months from December through April of each fiscal year. We are obligated to meet certain financial covenants under our credit agreement, including the requirement to maintain at all times either excess availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the revolving credit commitment then in effect or a fixed charge coverage ratio (as defined in our credit agreement) of not less than 1.1. In addition, as long as our $100 million term loan is outstanding, our senior secured leverage ratio cannot at any time be more than 3.0 as calculated during the quarters ending June or September, and cannot at any time be more than 4.5 as calculated during the quarters ending December or March.

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

We purchase synthetic call options from and enter into forward swaps with members of our lending group to manage market risk associated with our commitments to our customers, our physical inventory and fuel we use for our vehicles. These institutions have not required an initial cash margin deposit or any mark to market maintenance margin for these derivatives. Any mark to market exposure reduces our borrowing base and can thus reduce the amount available to us under our credit agreement. The highest mark to market reserve against our borrowing base for these derivative instruments with our lending group was $28.9 million, $14.9 million, and $13.8 million, during fiscal years 2015, 2014, and 2013, respectively.

We also purchase call options to hedge the price of the products to be sold to our price-protected customers which usually require us to pay an upfront cash payment. This reduces our liquidity, as we must pay for the option before any sales are made to the customer. We also purchase synthetic call options which require us to pay for these options as they expire.

For certain of our supply contracts, we are required to establish the purchase price in advance of receiving the physical product. This occurs at the end of the month and is usually 20 days prior to receipt of the product. We use futures contracts or swaps to “short” the purchase commitment such that the commitment floats with the market. As a result, any upward movement in the market for home heating oil would reduce our liquidity, as we would be required to post additional cash collateral for a futures contract or our availability to borrow under our credit agreement would be reduced in the case of a swap.

At December 31, 2015, we expect to have approximately 30 million gallons of priced purchase commitments and physical inventory hedged with a futures contract or swap. If the wholesale price of heating oil increased $1.00 per gallon, our near term liquidity in December would be reduced by $30 million.

At September 30, 2015, we had approximately 143,000 customers, or 36% of our residential customer base, on the balanced payment plan in which a customer’s estimated annual oil purchases and service contract fees are paid for in a series of equal monthly payments. Volatility in wholesale prices could reduce our liquidity if we failed to recalculate the balanced payments on a timely basis or if customers resist higher balanced payments. These customers could possibly owe us more in the future than we had budgeted. Generally, customer credit balances are at their low point after the end of the heating season and at their peak prior to the beginning of the heating season.

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

When the wholesale price of home heating oil declines significantly after a customer enters into a price protection arrangement, some customers attempt to renegotiate their arrangement in order to enter into a lower cost pricing plan with us or terminate their arrangement and switch to a competitor. As a result of significant decreases in the price of home heating oil following the summer of 2008, many price-protected customers attempted to renegotiate their agreements with us in fiscal 2009. It is our policy to bill a termination fee when customers terminate their arrangement with us. We believe that approximately 10,000 customers terminated their relationship with us as a result of being billed the termination fee in fiscal 2009. Under our current price-protected programs, approximately 43.9% and 4.7% of our residential customers are respectively categorized as being either ceiling and fixed.

Economic conditions could adversely affect our results of operations and financial condition.

Uncertainty about economic conditions poses a risk as our customers may reduce or postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our equipment and services and could lead to increased conservation, as we have seen certain of our customers seek lower cost providers. Any increase in existing customers or potential new customers seeking lower cost providers and/or increase in our rejection rate of potential accounts because of credit considerations could increase our overall rate of net customer attrition. In addition, we could experience an increase in bad debts from financially distressed customers, which would have a negative effect on our liquidity, results of operations and financial condition.

We are subject to operating and litigation risks that could adversely affect our operating results whether or not covered by insurance.

Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing customers with our products such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures and other events beyond our control. If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations. As a result, we may be a defendant in legal proceedings and litigation arising in the ordinary course of business.

As we self-insure workers’ compensation, automobile and general liability claims up to pre-established limits, we establish reserves based upon expectations as to what our ultimate liability will be for claims based on our historical factors. We evaluate on an annual basis the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2015, we had approximately $60.5 million of net insurance reserves and had issued $48.4 million in letters of credit for current and future claims. Other than matters for which we self-insure, we maintain insurance policies with insurers in amounts and with coverage and deductibles that we believe are reasonable. However, there can be no assurance that the ultimate settlement of these claims will not differ materially from the assumptions used to calculate the reserves or that the insurance we maintain will be adequate to protect us from all material expenses related to potential future claims for remediation costs and personal and property damage or that these levels of insurance will be available in the future at economical prices, either of which could have a material effect on our results of operations.

Our results of operations and financial condition may be adversely affected by governmental regulation and associated environmental and regulatory costs.

Our business is subject to a wide range of federal, state and local laws and regulations related to environmental and other matters. Such laws and regulations have become increasingly stringent over time. Some state and local governments have enacted regulations and incentive programs encouraging the phase-out of the products that we sell in favor other types of fuels, such as natural gas. We may experience increased costs due to stricter pollution control requirements or liabilities resulting from noncompliance with operating or other regulatory permits. New regulations might adversely impact operations, including those relating to underground storage and transportation of the products that we sell. In addition, there are environmental risks inherently associated with home heating oil operations, such as the risks of accidental releases or spills. We have incurred and continue to incur costs to remediate soil and groundwater contamination at some of our locations. We cannot be sure that we have identified all such contamination, that we know the full extent of our obligations with respect to contamination of which we are aware, or that we will not become responsible for additional contamination not yet discovered. It is possible that material costs and liabilities will be incurred, including those relating to claims for damages to property and persons.

In addition, our financial condition, results of operations and ability to pay distributions to our unitholders may be negatively impacted by significant changes in federal and state tax law. For example, an increase in federal and state income tax rates will reduce the amount of cash to pay distributions.

There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of emissions of greenhouse gases (“GHG”), in particular from the combustion of fossil fuels. Federal, regional and state regulatory authorities in many jurisdictions have begun taking steps to regulate GHG emissions. For example in October 2015, the United States Environmental Protection Agency (“EPA”) issued its final “Clean Power Plan” for regulation of GHG emissions. Under the Clean Power Plan, the EPA will set state-specific goals for GHG emissions reductions, leaving the states with flexibility to determine how to achieve such goals. The Clean Power Plan is currently the subject of multiple judicial challenges. But even if the Clean Power Plan is ultimately upheld by the courts, it is too early to predict how the states where we operate or from which we obtain our products will elect to control GHG emissions. It is likely that any regulatory program that caps emissions or imposes a carbon tax will increase costs for us and our customers, which could lead to increased conservation or customers seeking lower cost alternatives. We cannot yet estimate the compliance costs or business impact of potential national, regional or state greenhouse gas emissions reduction legislation, regulations or initiatives, since many such programs and proposals are still in development.

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

We depend on the use of information technology systems that could fail or be the target of cyber-attack.

Our systems and networks are maintained internally and by third-party vendors, and their failure could significantly impede operations. In addition, our systems and networks, as well as those of our vendors, banks and counterparties, may receive and store personal/business information in connection with human resources operations, customer offerings, and other aspects of our business. A cyber-attack or material network breach in the security of these systems could include the theft of proprietary information or employee and customer information, as well as disrupt our operations or damage our facilities or those of third parties. This could have a material adverse effect on our revenues and increase our operating and capital costs, which could reduce the amount of cash otherwise available for distribution. To the extent that any disruption or security breach results in a loss or damage to the Partnership’s data, or an inappropriate disclosure of confidential or customer or employee information, it could cause significant damage to the Partnership’s reputation, affect relationships with its customers and employees, lead to claims against the Partnership, and ultimately harm our business. In addition, we may be required to incur additional costs to modify, remediate and protect against damage caused by these disruptions or security breaches in the future.

If we fail to maintain an effective system of internal controls, then we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common units.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. In connection with management’s assessment of the effectiveness of internal control over financial reporting during the fourth quarter of fiscal 2014, management identified certain deficiencies which it concluded constituted a material weakness in our internal control related to financial reporting as of June 30, 2014 and as of the end of certain prior fiscal periods. In response, management implemented several processes to remediate the material weakness in our internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures. In connection with our acquisition of Griffith Energy Services, Inc. (“Griffith”), we also completed the integration of Griffith’s operations with the Partnership’s internal control systems as of June 30, 2015. We may experience difficulties in implementing effective internal controls as part of our integration of acquisitions from private companies, which are not subject to the internal control requirements imposed on public companies. If we are unable to maintain adequate controls over our financial processes and reporting in the future or if the businesses we acquire have ineffective internal controls, our operating results could be harmed or we may fail to meet our reporting obligations. Ineffective internal controls over financial reporting could cause our unitholders to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common units.

On August 4, 2015, the Partnership completed the acquisition of a heating oil and motor fuel dealer with total assets of $26.8 million (of which $20.2 million represents goodwill and intangibles) which constituted approximately 3.8% of our total assets, and total revenues of $6.6 million, which constituted approximately 0.4% of our total revenues. While the Partnership will integrate this acquisition, as provided for under interpretive guidance, we have chosen to exclude an assessment of the effectiveness of its internal control over financial reporting for this dealer as of September 30, 2015.

Conflicts of interest have arisen and could arise in the future.

Conflicts of interest have arisen and could arise in the future as a result of relationships between the general partner and its affiliates, on the one hand, and us or any of our limited partners and noteholders, on the other hand. As a result of these conflicts the general partner may favor its own interests and those of its affiliates over the interests of the unitholders and noteholders. The nature of these conflicts is ongoing and includes the following considerations:

•	The general partner’s affiliates are not prohibited from engaging in other business or activities, including direct competition with us.

•	The general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings and reserves, each of which can impact the amount of cash, if any, available for distribution to unitholders, and available to pay principal and interest on debt and the amount of incentive distributions payable in respect of the general partner units.

•	The general partner controls the enforcement of obligations owed to us by the general partner.

•	The general partner decides whether to retain its counsel or engage separate counsel to perform services for us.

•	In some instances the general partner may borrow funds in order to permit the payment of distributions to unitholders.

•	The general partner may limit its liability and reduce its fiduciary duties, while also restricting the remedies available to unitholders for actions that might, without limitations, constitute breaches of fiduciary duty.

•	Unitholders are deemed to have consented to some actions and conflicts of interest that might otherwise be deemed a breach of fiduciary or other duties under applicable state law.

•	The general partner is allowed to take into account the interests of parties in addition to the Partnership in resolving conflicts of interest, thereby limiting its fiduciary duty to the unitholders.

•	The general partner determines whether to issue additional units or other of our securities.

•	The general partner determines which costs are reimbursable by us.

•	The general partner is not restricted from causing us to pay the general partner or its affiliates for any services rendered on terms that are fair and reasonable to us or entering into additional contractual arrangements with any of these entities on our behalf.

A substantial portion of our workforce is unionized, and we may face labor actions that could disrupt our operations or lead to higher labor costs and adversely affect our business.

As of September 30, 2015, approximately 40% of our employees were covered under 49 different collective bargaining agreements. As a result, we are usually involved in union negotiations with several local bargaining units at any given time. There can be no assurance that we will be able to negotiate the terms of any expired or expiring agreement on terms satisfactory to us. Although we consider our relations with our employees to be generally satisfactory, we may experience strikes, work stoppages or slowdowns in the future. If our unionized workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition. Moreover, our non-union employees may become subject to labor organizing efforts. If any of our current non-union facilities were to unionize, we could incur increased risk of work stoppages and potentially higher labor costs.

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

Our credit agreement imposes restrictions on our ability to pay distributions to unitholders, including the need to maintain certain covenants. (See the third amended and restated credit facility agreement and Note 11 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings)

Unitholders have in the past and may in the future have to report income for Federal income tax purposes on their investment in us without receiving any cash distributions from us.

We are a master limited partnership. Currently, our main asset and source of income is our 100% ownership interest in Star Acquisitions, Inc. (“Star Acquisitions”), which is the parent company of Petro Holdings, Inc. Our unitholders do not receive any of the tax benefits normally associated with owning units in a publicly traded partnership, as any cash coming from Star Acquisitions to us will generally have been taxed first at a corporate level and then may also be taxable to our unitholders as dividends, reported via annual Forms K-1. We expect that a unitholder will be allocated taxable income (mostly dividend income from Star Acquisitions, interest income and possibly cancellation of indebtedness income) regardless of whether a cash distribution has been paid. Our unitholders are required to report for Federal income tax purposes their allocable share of our income, gains, losses, deductions and credits, regardless of whether we make cash distributions. For example, our unitholders had $1.1 million in dividend income reported on their 2014 K-1’s related to dividends received by us that we used to repurchase units.

We are not required to accumulate cash for the purpose of meeting our future obligations to our lenders, which may limit the cash available to service borrowings under our credit agreement.

Subject to the limitations on restricted payments that are contained in our credit agreement, we are not required to accumulate cash for the purpose of meeting our future obligations to our lenders. As a result, we may be required to refinance the final payment of our term loan. Our ability to refinance the term loan will depend upon our future results of operation and financial condition as well as developments in the capital markets. Our general partner will determine the future use of our cash resources and has broad discretion in determining such uses and in establishing reserves for such uses, which may include but are not limited to:

•	complying with the terms of any of our agreements or obligations;

•	providing for distributions of cash to our unitholders in accordance with the requirements of our Partnership Agreement;

•	providing for future capital expenditures and other payments deemed by our general partner to be necessary or advisable, including to make acquisitions; and

•	repurchasing common units.

Depending on the timing and amount of our use of cash, this could significantly reduce the cash available to us in subsequent periods to make payments on borrowings under our credit agreement.

Restrictive covenants in our credit agreement may reduce our operating flexibility.

Our credit agreement contain various covenants that limit our ability and the ability of our subsidiaries to, among other things:

•	incur indebtedness;

•	make distributions to our unitholders;

•	purchase or redeem our outstanding equity interests or subordinated indebtedness;

•	make investments;

•	create liens;

•	sell assets;

•	engage in transactions with affiliates;

•	restrict the ability of our subsidiaries to make payments, loans, guarantees and transfers of assets or interests in assets;

•	engage in sale-leaseback transactions;

•	effect a merger or consolidation with or into other companies, a sale of all or substantially all of our properties or assets; and

•	engage in other lines of business.

These restrictions could limit our ability to obtain future financings, make capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. Our credit agreement also requires us to maintain specified financial ratios and satisfy other financial conditions. Our ability to meet those financial ratios and conditions can be affected by events beyond their control, such as weather conditions and general economic conditions. Accordingly, we may be unable to meet those ratios and conditions.

Any breach of any of these covenants, failure to meet any of these ratios or conditions, or occurrence of a change of control would result in a default under the terms of the relevant indebtedness or other financial obligations to become immediately due and payable. If we were unable to repay those amounts, the lenders could initiate a bankruptcy proceeding or liquidation proceeding or proceed against the collateral, if any. If the lenders of our indebtedness or other financial obligations accelerate the repayment of borrowings or other amounts owed, we may not have sufficient assets to repay our indebtedness or other financial obligations, including the notes.

Under our credit agreement, the occurrence of a “change of control” is considered a default. We may be unable to repay borrowings under our credit agreement if the indebtedness outstanding thereunder is accelerated following a change of control.

We may be unable to satisfy our obligations under our credit agreement unless we are able to refinance or obtain waivers under our other indebtedness. We may not have the financial resources to repay borrowings under our credit agreement.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We provide services to our customers in the United States from seventeen states and the District of Columbia, ranging from Maine to Georgia from 43 principal operating locations and 74 depots, 35 of which are owned and 82 of which are leased. As of September 30, 2015, we had a fleet of 1,182 truck and transport vehicles, many of which were owned and 1,292 service vans, the majority of which were leased. We lease our corporate headquarters in Stamford, Connecticut. Our obligations under our credit agreement are secured by liens and mortgages on substantially all of the Partnership’s and subsidiaries’ real and personal property.

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

	SGU – Common Unit Price Range				Distributions Declared
	High		Low		per Unit
Quarter Ended	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2015	Fiscal Year 2014
December 31,	$6.69	$5.65	$5.36	$4.86	$0.0875	$0.0825
March 31,	$7.83	$5.99	$5.77	$5.26	$0.0875	$0.0825
June 30,	$9.11	$7.24	$7.00	$5.85	$0.0950	$0.0875
September 30,	$9.98	$6.60	$8.31	$5.35	$0.0950	$0.0875

As of November 30, 2015, there were approximately 300 holders of record of common units.

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

According to the terms of our Partnership Agreement, minimum quarterly distributions on the common units accrue at the rate of $0.0675 per quarter ($0.27 on an annual basis). The information concerning restrictions on distributions required by Item 5 of this report is incorporated by reference to Note 3. Quarterly Distribution of Available Cash, of the Partnership’s consolidated financial statements. The credit agreement imposes certain restrictions on our ability to pay distributions to unitholders. In order to pay any distributions to unitholders or repurchase Common Units, the Partnership must maintain Availability (as defined in the third amended and restated credit facility agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is in effect), on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase. (See Note 11 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings).

On October 15, 2015, we declared a quarterly distribution of $0.095 per unit, or $0.38 per unit on an annualized basis, on all Common Units with respect to the fourth quarter of fiscal 2015, payable on November 5, 2015, to holders of record on October 28, 2015. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to Common Unit holders and 10% to the General Partner unit holders (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $5.4 million was paid to the Common Unit holders, $0.1 million to the General Partner unit holders (including $0.09 million of incentive distribution as provided in our Partnership Agreement) and $0.09 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Unit Repurchase Plans and Retirement

From July 21, 2009 (the start of the Plan I Common Units repurchase program) to November 30, 2015 (the current Plan III Common Units repurchase program in effect) the Partnership has repurchased and retired 18.5 million Common Units at an aggregate purchase price of $83.9 million or an average price of $4.54 per unit.

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

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased (a)	Average Price Paid per Unit (b)	Maximum Number of Units that May Yet Be Purchased
Plan III - Number of units authorized			4,894
Private transaction - Number of units authorized (c)			1,150

			6,044

Plan III - Fiscal year 2012 total	22	$4.26	6,022

Plan III - Fiscal year 2013 total (c)	3,284	$4.63	2,738

Plan III - Fiscal year 2014 total (d)	313	$5.32	2,425

Plan III - Fiscal year 2015 total	123	$5.64	2,302

Plan III - October 2015	—	$—	2,302

Plan III - November 2015	—	$—	2,302

(a)	Units were repurchased as part of a publicly announced program, except as noted in a private transaction.
(b)	Amounts include repurchase costs.
(c)	Fiscal year 2013 common unit repurchases include 1.15 million common units acquired in a private transaction.
(d)	Fiscal year 2014 common unit repurchases include 0.25 million common units acquired in a private transaction.

ITEM 6.	SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

The selected financial data as of September 30, 2015 and 2014, and for the years ended September 30, 2015, 2014 and 2013 is derived from the financial statements of the Partnership included elsewhere in this Report. The selected financial data as of September 30, 2013, 2012 and 2011 and for the years ended September 30, 2012 and 2011 is derived from financial statements of the Partnership not included in this Report. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Years Ending September 30,
(in thousands, except per unit data)	2015	2014	2013	2012	2011
Statement of Operations Data:
Sales	$1,674,291	$1,961,724	$1,741,796	$1,497,588	$1,591,310
Costs and expenses:
Cost of sales	1,203,588	1,555,300	1,388,668	1,199,811	1,237,341
(Increase) decrease in the fair value of derivative instruments	4,187	6,566	6,775	(8,549)	2,567
Delivery and branch expenses	309,025	282,646	250,210	217,376	250,762
Depreciation and amortization expenses	24,930	21,635	17,303	16,395	17,884
General and administrative expenses	25,908	22,592	18,356	18,689	20,709
Multiemployer pension plan withdrawal charge	17,796	—	—	—	—
Finance charge income	(4,756)	(6,870)	(5,521)	(4,393)	(4,814)

Operating income	93,613	79,855	66,005	58,259	66,861

Interest expense, net	14,059	16,854	14,433	14,060	15,654
Amortization of debt issuance costs	1,818	1,602	1,745	1,634	2,440
Loss on redemption of debt	7,345	—	—	—	1,700

Income before income taxes	70,391	61,399	49,827	42,565	47,067
Income tax expense	32,835	25,315	19,921	16,576	22,723

Net income	$37,556	$36,084	$29,906	$25,989	$24,344

Weighted average number of limited partner units:
Basic and diluted	57,285	57,476	59,409	61,931	66,822

	Fiscal Years Ended September 30,
(in thousands, except per unit data)	2015	2014	2013	2012	2011
Per Unit Data:
Basic and diluted net income per unit (a)	$0.59	$0.57	$0.47	$0.40	$0.35
Cash distribution declared per common unit	$0.365	$0.340	$0.320	$0.310	$0.305
Balance Sheet Data (end of period):
Current assets	$309,311	$296,465	$305,880	$301,519	$303,775
Total assets	$707,032	$685,107	$632,504	$639,347	$630,487
Long-term debt	$90,000	$124,572	$124,460	$124,357	$124,263
Partners’ Capital	$289,886	$273,245	$259,281	$260,145	$272,633
Summary Cash Flow Data:
Net cash provided by operating activities	$136,853	$95,155	$18,492	$105,828	$39,402
Net cash used in investing activities	$(30,385)	$(107,318)	$(6,960)	$(44,517)	$(15,928)
Net cash provided by (used in) financing activities	$(54,959)	$(23,895)	$(34,566)	$(40,009)	$2,253
Other Data:
Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization (EBITDA) (b)	$111,198	$101,490	$83,308	$74,654	$83,045
Adjusted EBITDA (b)	$140,526	$108,056	$90,083	$66,105	$87,312
Retail home heating oil and propane gallons sold	382,834	360,972	324,797	277,204	355,569
Temperatures (warmer) colder than normal (c)	5.0%	4.9%	(4.1)%	(21.7)%	(0.4)%

(a)	Net income per unit is computed in accordance with FASB ASC 260-10-45-60 Earnings per Share, Master Limited Partnerships (EITF 03-06). See Note 17. Earnings Per Limited Partner Units, of the condensed consolidated financial statements.
(b)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, multiemployer pension plan withdrawal charge, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our operating performance and return on invested capital as compared to those of other companies in the retail distribution of refined petroleum products business, without regard to financing methods and capital structure;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

The method of calculating Adjusted EBITDA may not be consistent with that of other companies, and EBITDA and Adjusted EBITDA both have limitations as an analytical tool and so should not be viewed in isolation and should be viewed in conjunction with measurements that are computed in accordance with GAAP. Some of the limitations of EBITDA and Adjusted EBITDA are:

•	EBITDA and Adjusted EBITDA do not reflect our cash used for capital expenditures;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized often will have to be replaced and EBITDA and Adjusted EBITDA do not reflect the cash requirements for such replacements;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital requirements;

•	EBITDA and Adjusted EBITDA do not reflect the cash necessary to make payments of interest or principal on our indebtedness; and

•	EBITDA and Adjusted EBITDA do not reflect the cash required to pay taxes.

EBITDA and Adjusted EBITDA are calculated for the fiscal years ended September 30 as follows:

(in thousands)	2015	2014	2013	2012	2011
Net income	$37,556	$36,084	$29,906	$25,989	$24,344
Plus:
Income tax expense (benefit)	32,835	25,315	19,921	16,576	22,723
Amortization of debt issuance cost	1,818	1,602	1,745	1,634	2,440
Interest expense, net	14,059	16,854	14,433	14,060	15,654
Depreciation and amortization	24,930	21,635	17,303	16,395	17,884

EBITDA from continuing operations	111,198	101,490	83,308	74,654	83,045
(Increase)/decrease in the fair value of derivative instruments	4,187	6,566	6,775	(8,549)	2,567
Multiemployer pension plan withdrawal charge	17,796	—	—	—	—
(Gain) loss on redemption of debt	7,345	—	—	—	1,700

Adjusted EBITDA	140,526	108,056	90,083	66,105	87,312

Add/(subtract)
Income tax (expense) benefit	(32,835)	(25,315)	(19,921)	(16,576)	(22,723)
Interest expense, net	(14,059)	(16,854)	(14,433)	(14,060)	(15,654)
Multiemployer pension plan withdrawal charge	(17,796)	—	—	—	—
Provision for losses on accounts receivable	3,738	7,514	6,481	6,017	10,388
(Increase) decrease in accounts receivables	30,141	12,771	(14,074)	5,804	(31,593)
(Increase) decrease in inventories	4,326	14,057	(20,664)	34,335	(13,189)
Increase (decrease) in customer credit balances	3,992	(2,433)	(15,878)	11,952	(1,776)
Change in deferred taxes	(4,101)	658	1,676	12,913	15,831
Change in other operating assets and liabilities	22,921	(3,299)	5,222	(662)	10,806

Net cash provided by operating activities	$136,853	$95,155	$18,492	$105,828	$39,402

Net cash used in investing activities	$(30,385)	$(107,318)	$(6,960)	$(44,517)	$(15,928)

Net cash provided by (used in) financing activities	$(54,959)	$(23,895)	$(34,566)	$(40,009)	$2,253

(c)	Temperatures (warmer) colder than normal are for those locations where the Partnership had existing operations, which we sometimes refer to as the “base business” (i.e. excluding acquisitions), temperatures (measured on a degree day basis) as reported by the National Oceanic and Atmospheric Administration (“NOAA”).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Home Heating Oil Price Volatility

Volatility, which is reflected in the wholesale price of home heating oil, has a larger impact on our business when prices rise, as consumer price sensitivity to heating costs increases, often leading to increased gross customer losses. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces. The price of home heating oil is closely linked to the price refiners pay for crude oil, which is the principal cost component of home heating oil. The volatility in the wholesale cost of home heating oil, as measured by the New York Mercantile Exchange (“NYMEX”), for the fiscal years ending September 30, 2011 through 2015, on a quarterly basis, is illustrated in the following chart (price per gallon):

	Fiscal 2015(1)		Fiscal 2014(1)		Fiscal 2013 (1)		Fiscal 2012		Fiscal 2011
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$1.85	$2.66	$2.84	$3.12	$2.90	$3.26	$2.72	$3.17	$2.19	$2.54
March 31	1.62	2.30	2.89	3.28	2.86	3.24	2.99	3.32	2.49	3.09
June 30	1.68	2.02	2.85	3.05	2.74	3.09	2.53	3.25	2.75	3.32
September 30	1.38	1.84	2.65	2.98	2.87	3.21	2.68	3.24	2.77	3.13

(1)	Beginning April 1, 2013, the NYMEX contract specifications were changed from high sulfur home heating oil to ultra low sulfur diesel. Ultra low sulfur diesel is similar in composition to ultra low sulfur home heating oil.

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

The Partnership has entered into weather hedge contracts for the fiscal years 2016 and 2017 with Swiss Re, under which Star is entitled to receive a payment of $35,000 per heating degree-day shortfall if the total number of heating degree-days within the hedge period is less than approximately 92.5% of the ten year average (the “Payment Threshold”). The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year and has a maximum payout of $12.5 million for each fiscal year. The Partnership did not record any benefit under its weather hedge contract during fiscal 2013, 2014, or 2015.

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

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2015	$26,505	$35,529
2016	26,490	31,287
2017	23,446	22,782
2018	20,592	18,101
2019	18,871	15,363
2020	16,330	13,174

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

Gross customer gains and losses

	Fiscal Year Ended
	2015			2014			2013
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	27,400	23,100	4,300	25,700	22,700	3,000	26,100	24,400	1,700
Second Quarter	16,000	18,200	(2,200)	16,800	16,700	100	13,900	19,300	(5,400)
Third Quarter	7,400	14,000	(6,600)	8,100	14,100	(6,000)	7,100	13,600	(6,500)
Fourth Quarter	13,900	17,900	(4,000)	17,500	18,700	(1,200)	14,400	18,000	(3,600)

Total	64,700	73,200	(8,500)	68,100	72,200	(4,100)	61,500	75,300	(13,800)

Net customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2015			2014			2013
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	6.2%	5.2%	1.0%	6.1%	5.3%	0.8%	6.3%	5.9%	0.4%
Second Quarter	3.6%	4.1%	(0.5%)	3.9%	3.9%	0.0%	3.3%	4.6%	(1.3%)
Third Quarter	1.7%	3.1%	(1.4%)	1.9%	3.3%	(1.4%)	1.7%	3.3%	(1.6%)
Fourth Quarter	3.1%	4.0%	(0.9%)	4.1%	4.4%	(0.3%)	3.5%	4.3%	(0.8%)

Total	14.6%	16.4%	(1.8%)	16.0%	16.9%	(0.9%)	14.8%	18.1%	(3.3%)

During fiscal 2015, the Partnership lost 8,500 accounts (net), or 1.8%, of our home heating oil and propane customer base, compared to 4,100 accounts lost (net), or 0.9% of our home heating oil and propane customer base, during fiscal 2014. The net attrition rates achieved in fiscal 2015 and fiscal 2014 were the lowest in the last five years. We believe that these rates benefitted from the effects of a declining cost of product as well as temperatures that were colder than normal which favorably impacted the gross customer loss rate.

Excluding the Griffith acquisition, gross customer gains were lower by 7,200 accounts and gross customer losses were lower by 3,200 accounts year-over-year. We believe the decline in home heating oil prices drove a reduction in marketing leads and resulted in lower gross customer gains as well as lower gross customer losses. During fiscal 2014, the Partnership’s gross customer gains benefitted from a few competitors that experienced operational difficulties.

During fiscal 2015, we estimate that we lost 1.6% of our home heating oil accounts to natural gas conversions versus 2.2% for fiscal 2014 and fiscal 2.4% for fiscal 2013. Conversions to natural gas may continue as it remains significantly less expensive than home heating oil on an equivalent BTU basis.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Partnership and its subsidiaries and should be read in conjunction with the historical financial and operating data and Notes thereto included elsewhere in this Annual Report.

Fiscal Year Ended September 30, 2015

Compared to Fiscal Year Ended September 30, 2014

Volume

For fiscal 2015, retail volume of home heating oil and propane increased by 21.8 million gallons, or 6.1%, to 382.8 million gallons, compared to 361.0 million gallons for fiscal 2014. For those locations where the Partnership had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for fiscal 2015 were approximately equal to fiscal 2014 but 5.0% colder than normal, as reported by NOAA. For fiscal 2015, net customer attrition for the base business was 1.8%. Due to various reasons, we believe that our customers are adopting conservation measures to use less of our products. The impact of any such conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency and other volume variances not otherwise described, are also included in the chart under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Fiscal 2014	361.0
Acquisitions	27.0
Weather impact	(0.1)
Net customer attrition	(9.3)
Other	4.2

Change	21.8

Volume -Fiscal 2015	382.8

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for fiscal 2015 compared to fiscal 2014:

	Twelve Months Ended
Customers	September 30, 2015	September 30, 2014
Residential Variable	37.9%	39.8%
Residential Price-Protected	48.1%	45.9%
Commercial/Industrial/Other	14.0%	14.3%

Total	100.0%	100.0%

The Partnership has experienced a shift from our variable pricing plans to our price-protected plans as new customers and existing customers seek surety of price, which may impact our weighted average per gallon margins in the future.

Volume of other petroleum products increased by 15.5 million gallons, or 18.0%, to 101.4 million gallons for fiscal 2015, compared to 85.9 million gallons for fiscal 2014, largely due to the additional volume from acquisitions of 21.1 million gallons, partially offset by a decline in the base business of 5.6 million gallons.

Product Sales

For fiscal 2015, product sales decreased $0.3 billion, or 17.5%, to $1.4 billion, compared to $1.7 billion for fiscal 2014, as the impact from an increase in total volume of 8.4% and higher per gallon gross profit margins was more than offset by a decline in wholesale product costs of $1.0006 per gallon, or 33.1%.

Installations and Services Sales

For fiscal 2015, installation and service sales increased $15.5 million, or 6.8%, to $242.7 million, compared to $227.3 million for fiscal 2014, primarily due to additional revenue from acquisitions of $10.8 million and an increase in the base business of $4.7 million.

Cost of Product

For fiscal 2015, cost of product decreased $0.371 billion, or 27.6%, to $0.978 billion, compared to $1.349 billion for fiscal 2014, as an increase in total volume of 8.4% was more than offset by a 33.1% decline, or $1.0006 per gallon, in wholesale product costs.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of unrealized increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for fiscal 2015 increased by $0.1058 per gallon, or 10.6%, to $1.1062 per gallon, from $1.0004 per gallon during fiscal 2014, due in part to the impact of the Griffith acquisition and primarily due to an increase in the base business as home heating oil and propane margins increased $0.0938 per gallon or 9.4%. In the previous five fiscal years, on average, our home heating oil and propane margins have increased by $0.0204 per gallon annually. The expansion of the Partnership’s margins during fiscal 2015 is in excess of the historical average by $0.0734 per gallon in the base business. The Partnership was able to expand its per gallon margins due to the precipitous decline in per gallon wholesale product costs. In addition, numerous snow storms and the intensity of the winter weather conditions experienced during the second quarter of fiscal 2015, drove an increase in operating and service costs and necessitated an increase in per gallon margins to help defray these additional operating expenses. Going forward, the Partnership cannot guarantee that the per gallon margins achieved during fiscal 2015 are sustainable and anticipates that per gallon margins will contract. Product sales and cost of product include the wholesale cost of home heating oil, propane, other petroleum products and liquidated damages billings.

	Twelve Months Ended
	September 30, 2015		September 30, 2014
	Amount	Per	Amount	Per
Home Heating Oil and Propane	(in millions)	Gallon	(in millions)	Gallon
Volume	382.8		361.0

Sales	$1,202.5	$3.1410	$1,452.5	$4.0241
Cost	$779.0	$2.0348	$1,091.4	$3.0237

Gross Profit	$423.5	$1.1062	$361.1	$1.0004

	Amount	Per	Amount	Per
Other Petroleum Products	(in millions)	Gallon	(in millions)	Gallon
Volume	101.4		85.9

Sales	$229.1	$2.2601	$281.9	$3.2812
Cost	$198.6	$1.9595	$258.0	$3.0027

Gross Profit	$30.5	$0.3006	$23.9	$0.2785

	Amount		Amount
Total Product	(in millions)		(in millions)
Sales	$1,431.6		$1,734.5
Cost	$977.6		$1,349.4

Gross Profit	$454.0		$385.0

For fiscal 2015, total product gross profit increased by $69.0 million to $454.0 million, compared to $385.0 million for fiscal 2014, due to an increase in home heating oil and propane volume ($21.9 million), the impact of higher home heating oil and propane margins ($40.5 million), and the additional gross profit from other petroleum products ($6.5 million).

Cost of Installations and Services

For fiscal 2015, cost of installations and services increased by $20.1 million, or 9.8%, to $225.9 million, compared to $205.8 million for fiscal 2014, reflecting a $9.7 million increase related to acquisitions and $10.4 million higher expenses in our base business.

Installation costs for fiscal 2015, rose by $2.8 million, or 4.0%, to $73.2 million, compared to $70.4 million in installation costs for fiscal 2014 due to acquisitions. Installation costs as a percentage of installation sales for fiscal 2015 and fiscal 2014 were 84.2% and 85.3%, respectively. Service expenses increased to $152.8 million for fiscal 2015, or 98.1% of service sales, versus $135.5 million, or 93.6% of service sales, for fiscal 2014. The higher service expense of $17.3 million reflects an increase related to acquisitions of $6.6 million and an increase in the base business of $10.6 million, or 7.9%. In addition to normal inflationary pressures on service expenses, the 5.8% colder temperatures experienced in the second quarter of fiscal 2015 drove an increase in the amount of service work required to ensure our customers’ heating systems were operational. The numerous snow storms in certain areas of our footprint hampered productivity and also drove an increase in service costs as the additional service work was performed at premium labor rates. In addition, the Partnership’s expansion of its service offerings resulted in an increase in service costs. We experienced a combined gross profit from service and installation of $16.7 million for fiscal 2015, compared to a combined gross profit of $21.4 million fiscal 2014. Management views the service and installation department on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During fiscal 2015, the change in the fair value of derivative instruments resulted in a $4.2 million charge due to the expiration of certain hedged positions (a $12.1 million credit) and a decrease in the market value for unexpired hedges (a $16.3 million charge).

During fiscal 2014, the change in the fair value of derivative instruments resulted in a $6.6 million charge due to the expiration of certain hedged positions (a $5.6 million credit) and a decrease in the market value for unexpired hedges (a $12.2 million charge).

Delivery and Branch Expenses

For fiscal 2015, delivery and branch expense increased $26.4 million, or 9.3%, to $309.0 million, compared to $282.6 million for fiscal 2014, as a result of an increase related to acquisitions of $19.3 million and an increase in the base business of $7.1 million due in part to the colder temperatures experienced during the second quarter of fiscal 2015.

On a cents per gallon basis, delivery and branch expenses for fiscal 2015, increased slightly to $0.6529 compared to $0.6514 for fiscal 2014. The additional volume delivered during the second fiscal quarter (due to colder weather) was at premium labor rates, and the numerous snow storms created operational inefficiencies which also led to a higher than expected cents per gallon of delivery and branch expenses. This was offset by lower per gallon operating expense from acquisitions.

Depreciation and Amortization

For fiscal 2015, depreciation and amortization expense increased by $3.3 million, or 15.2%, to $24.9 million, compared to $21.6 million for fiscal 2014 largely due to fiscal 2014 and 2015 acquisitions.

General and Administrative Expenses

For fiscal 2015, general and administrative expenses increased $3.3 million, or 14.7%, to $25.9 million, from $22.6 million for fiscal 2014, as a result of an increase in profit sharing expense of $1.8 million and $1.5 million in legal and professional fees largely due to a debt refinancing abandoned by the Partnership in the first quarter of fiscal 2015.

The Partnership accrues approximately 6% of Adjusted EBITDA as defined in the profit sharing plan for distribution to its employees, and this amount is payable when the Partnership achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in Adjusted EBITDA.

Multiemployer Pension Plan Withdrawal Charge

In fiscal 2015, we entered into an agreement among certain Star subsidiaries and the New England Teamsters and Trucking Industry Pension Fund (the “NETTI Fund”), a multiemployer pension plan in which such Star subsidiaries participate, providing for Star’s participating subsidiaries to withdraw from the NETTI Fund’s original employer pool and enter the NETTI Fund’s new employer pool. The withdrawal from the original employer pool triggered an undiscounted withdrawal obligation of $48.0 million that is to be paid in equal monthly installments over 30 years, or $1.6 million per year. The estimated annual after-tax cash impact of entering into this agreement is a cash use of $0.9 million. In September 2015, we recorded a non-cash charge in order to establish a withdrawal obligation of approximately $17.8 million on the consolidated balance sheet, representing the present value of the $48.0 million future payment obligation at a discount rate of 8.22%. We also recorded a non-cash deferred tax benefit from the agreement of approximately $7.0 million. We believe the new agreement will reduce long-term financial risk for the Partnership.

Finance Charge Income

For fiscal 2015, finance charge income decreased $2.1 million to $4.8 million, compared to $6.9 million for fiscal 2014. The decline in the wholesale cost of product led to lower retail selling prices and thus a decline in accounts receivable balances subject to a finance charge.

Interest Expense, Net

For fiscal 2015, interest expense decreased $2.8 million, or 16.6%, to $14.1 million compared to $16.9 million for fiscal 2014 primarily due in part to a decrease in average working capital borrowings of $68.7 million. Working capital borrowings were lower due to lower wholesale product costs. In September 2015, the Partnership redeemed its $125.0 million principal amount of 8.875% Senior Notes outstanding due 2017 with proceeds from a new, five year $100.0 million bank term-loan and cash. This refinancing resulted in a reduction of interest expense of $0.6 million due to lower variable rates.

Amortization of Debt Issuance Costs

For fiscal 2015, amortization of debt issuance costs increased by $0.2 million to $1.8 million compared to $1.6 million for fiscal 2014 largely due to the Partnership’s recent debt refinancing.

Loss on Debt Redemption of Debt

In September 2015, the Partnership redeemed all of its $125.0 million principal amount of 8.875% Senior Notes due 2017, at the then current redemption price of $104.438 per $100 of principal plus accrued interest. The Partnership recorded a loss of $7.3 million on this transaction, resulting from the $5.5 million redemption price premium, and the related write-offs of $1.5 million in unamortized deferred charges and $0.3 million of unamortized debt discount.

Income Tax Expense

For fiscal 2015, income tax expense increased by $7.5 million to $32.8 million from $25.3 million for fiscal 2014, due to an increase in pretax income of $9.0 million as well as an increase in the effective income tax rate. The Partnership’s effective tax rate was 46.6% for fiscal 2015 versus 41.2% for fiscal 2014. The loss on the redemption of the Partnership’s $125.0 million principal amount of 8.875% Senior Notes due 2017 was not deductible at the Partnership’s corporate subsidiaries which drove the increase in the effective tax rate.

Net Income

For fiscal 2015, net income increased $1.5 million to $37.6 million, from $36.1 million for fiscal 2014, as the increase in pretax income of $9.0 million was greater than the increase in income tax expense of $7.5 million.

Adjusted EBITDA

For fiscal 2015, Adjusted EBITDA increased by $32.5 million, or 30.0%, to $140.5 million as the impact of higher home heating oil and propane per gallon margins and acquisitions more than offset higher operating and service costs largely attributable to colder temperatures and numerous snow storms during the second quarter of fiscal 2015 and the volume decline in the base business attributable to net customer attrition.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Twelve Months Ended September 30,
(in thousands)	2015	2014

Net income	$37,556	$36,084
Plus:
Income tax expense	32,835	25,315
Amortization of debt issuance cost	1,818	1,602
Interest expense, net	14,059	16,854
Depreciation and amortization	24,930	21,635

EBITDA (a)	111,198	101,490

(Increase) / decrease in the fair value of derivative instruments	4,187	6,566
Multiemployer pension plan withdrawal charge	17,796	—
Loss on redemption of debt	7,345	—

Adjusted EBITDA (a)	140,526	108,056

Add / (subtract)
Income tax expense	(32,835)	(25,315)
Interest expense, net	(14,059)	(16,854)
Multiemployer pension plan withdrawal charge	(17,796)	—
Provision for losses on accounts receivable	3,738	7,514
Decrease in accounts receivables	30,141	12,771
Decrease in inventories	4,326	14,057
Increase (decrease) in customer credit balances	3,992	(2,433)
Change in deferred taxes	(4,101)	658
Change in other operating assets and liabilities	22,921	(3,299)

Net cash provided by operating activities	$136,853	$95,155

Net cash used in investing activities	$(30,385)	$(107,318)

Net used in financing activities	$(54,959)	$(23,895)

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, multiemployer pension plan withdrawal charge, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products, without regard to financing methods and capital structure;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

The method of calculating Adjusted EBITDA may not be consistent with that of other companies, and EBITDA and Adjusted EBITDA both have limitations as analytical tools and so should not be viewed in isolation and should be viewed in conjunction with measurements that are computed in accordance with GAAP. Some of the limitations of EBITDA and Adjusted EBITDA are:

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

Fiscal Year Ended September 30, 2014

Compared to the Fiscal Year Ended September 30, 2013

Volume

For fiscal 2014, retail volume of home heating oil and propane sold increased by 36.2 million gallons, or 11.1%, to 361.0 million gallons, compared to 324.8 million gallons for fiscal 2013. For those locations where the Partnership had existing operations during both periods, which are sometimes referred to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for fiscal 2014, were 9.2% colder than fiscal 2013 and 4.9% colder than normal, as reported by NOAA. For the twelve months ended September 30, 2014, net customer attrition for the base business was 1.0%. In addition, aside from the impact of colder weather, deliveries of home heating oil and propane were greater in fiscal 2014 than fiscal 2013 due to the impact of the storm known as Sandy on deliveries in fiscal 2013. Certain of our customers were without power for several weeks subsequent to Sandy, which reduced their consumption during that period. The home heating oil and propane volume impact due to Sandy is included in the chart below under the heading “Other.” For various reasons, including the price per gallon of home heating oil and propane, we believe that our customers are adopting conservation measures to use less of such products. The impact of any such conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency and other volume variances not otherwise described, are also included in the chart under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane sold, which is based on management’s estimates, other mathematical calculations and certain assumptions, is as follows:

(in millions of gallons)	Heating Oil and Propane
Volume - Fiscal 2013	324.8
Acquisitions	9.6
Impact of colder temperatures	26.9
Net customer attrition	(6.1)
Other	5.8

Change	36.2

Volume - Fiscal 2014	361.0

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

Volume of other petroleum products sold increased by 26.7 million gallons, or 45.2%, to 85.9 million gallons for fiscal 2014, compared to 59.2 million gallons for fiscal 2013, largely due to the additional volume provided by the Griffith acquisition of 29.7 million gallons, partially offset by a decline in the base business of 3.0 million gallons. In fiscal 2013’s comparable period, the Partnership experienced an increase in motor fuel demand as a result of Sandy.

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

Installations and Services Sales

For fiscal 2014, installations and services sales increased $4.2 million, or 1.9%, to $227.2 million, compared to $223.0 million for fiscal 2013, as the additional revenue from acquisitions of $12.9 million was reduced by a decrease in revenue from the base business of $8.7 million. In fiscal 2013, installation and service billings were favorably impacted by Sandy-related demand.

Cost of Product

For fiscal 2014, cost of product increased $0.1 billion, or 13.2%, to $1.3 billion, compared to $1.2 billion for fiscal 2013, as an increase in total volume of 16.4% was reduced by a decline in the per gallon cost of home heating oil and propane and other petroleum products.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of unrealized increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for fiscal 2014, increased by $0.0468 per gallon, or 4.9%, to $1.0004 per gallon, from $0.9536 per gallon during fiscal 2013. The expansion of the Partnership’s margins during fiscal 2014 was in excess of historical averages by $0.0325 per gallon as the Partnership was able to take advantage of certain market conditions which enabled such expansion. In addition, numerous snow storms, which drove an increase in operating and service costs, necessitated an increase in selling prices to defray additional operating costs. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Twelve Months Ended
	September 30, 2014		September 30, 2013
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	361.0		324.8

Sales	$1,452.5	$4.0241	$1,315.9	$4.0515
Cost	1,091.4	$3.0237	$1,006.2	$3.0979

Gross Profit	$361.1	$1.0004	$309.7	$0.9536

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	85.9		59.2

Sales	$281.9	$3.2812	$202.8	$3.4274
Cost	$258.0	$3.0027	$185.8	$3.1400

Gross Profit	$23.9	$0.2785	$17.0	$0.2875

Total Product	Amount (in millions)		Amount (in millions)
Sales	$1,734.4		$1,518.7
Cost	$1,349.4		$1,192.0

Gross Profit	$385.0		$326.7

For fiscal 2014, total product gross profit increased by $58.3 million to $385.0 million, compared to $326.7 million for fiscal 2013, due to an increase in home heating oil and propane volume sold ($34.5 million), the impact of higher home heating oil and propane margins ($16.9 million) and the additional gross profit from other petroleum products ($6.9 million). The increase in gross profit from other petroleum products was largely due to the additional sales volume provided by the Griffith acquisition, partially reduced by a decline in volume from the base business. In fiscal 2013’s comparable period, the Partnership experienced an increase in motor fuel demand as a result of Sandy.

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

We achieved a combined profit from service and installation of $21.4 million for fiscal 2014, or $5.0 million less than a combined profit of $26.4 million for fiscal 2013. While acquisitions provided $2.2 million of gross profit from service and installation activities, the Partnership saw a decline in gross profit from the base business of $7.2 million due largely to lower service and installation work versus fiscal 2013 (which benefited from Sandy), an increase in service costs resulting from colder temperatures and $1.2 million of additional costs associated with the Partnership’s propane initiative.

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

On a cents per gallon basis, delivery and branch expenses for fiscal 2014, decreased $0.0221, or 3.3%, to $0.6514, compared to $0.6733 for fiscal 2013, as certain fixed operating expenses were spread over a larger volume base in fiscal 2014.

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

EBITDA and Adjusted EBITDA are calculated as follows:

	Twelve Months Ended
	September 30,
(in thousands)	2014	2013

Net income	$36,084	$29,906
Plus:
Income tax expense	25,315	19,921
Amortization of debt issuance cost	1,602	1,745
Interest expense, net	16,854	14,433
Depreciation and amortization	21,635	17,303

EBITDA (a)	101,490	83,308

(Increase) / decrease in the fair value of derivative instruments	6,566	6,775

Adjusted EBITDA (a)	108,056	90,083

Add / (subtract)
Income tax expense	(25,315)	(19,921)
Interest expense, net	(16,854)	(14,433)
Provision for losses on accounts receivable	7,514	6,481
(Increase) decrease in accounts receivables	12,771	(14,074)
(Increase) decrease in inventories	14,057	(20,664)
Decrease in customer credit balances	(2,433)	(15,878)
Change in deferred taxes	658	1,676
Change in other operating assets and liabilities	(3,299)	5,222

Net cash provided by operating activities	$95,155	$18,492

Net cash used in investing activities	$(107,318)	$(6,960)

Net cash used in financing activities	$(23,895)	$(34,566)

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, multiemployer pension plan withdrawal charge, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products, without regard to financing methods and capital structure;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

The method of calculating Adjusted EBITDA may not be consistent with that of other companies, and EBITDA and Adjusted EBITDA both have limitations as analytical tools and so should not be considered in isolation and should be viewed in conjunction with measurements that are computed in accordance with GAAP. Some of the limitations of EBITDA and Adjusted EBITDA are:

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

During fiscal 2015, cash provided by operating activities increased by $41.7 million to $136.9 million, compared to $95.2 million of cash provided by operating activities during fiscal 2014, as a $19.2 million increase in cash generated from operations and a favorable change in accounts receivable of $23.8 million (including customer credit balances) were reduced by changes in other assets and liabilities of $1.3 million. Cash flow from operations increased largely due to the impact of acquisitions and accounts receivable were favorably impacted by a decline in wholesale product costs.

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

The favorable change in accounts receivable during fiscal 2014 was largely attributable to two factors. First, in fiscal 2012, temperatures were the warmest in over 100 years within our areas of operations, which lowered the opening accounts receivable balance and increased opening customer credit balances for fiscal 2013 and resulted in a use of cash in fiscal 2013 of $30.0 million that was higher than if temperatures had been similar between fiscal 2012 and 2013. Second, the change in accounts receivable (including customer credit balances) for fiscal 2014 reflect a $26.5 million reduction to accounts receivable for the seasonal collection activity (net of sales) for the Griffith acquisition. The Griffith acquisition was completed in March 2014 and investing activities includes the purchased accounts receivable, which historically is a high point for accounts receivable. The cash collected on the purchased receivables is included in cash flows from operating activities. In fiscal 2014 excluding Griffith, accounts receivable rose and customer credit balances declined for a total of $16.2 million. This change was largely due to the impact of colder temperatures for customers having a budget payment plan and drove an increase in days sales outstanding to 57 days as of September 30, 2014 compared to 53 days as of September 30, 2013. To take advantage of market conditions at September 30, 2013, the Partnership had increased inventory quantities prior to the beginning of fiscal 2014 to a much greater extent than the beginning of fiscal 2013. As a result, cash used to finance inventory purchases was $34.7 million less during fiscal 2014, when compared to fiscal 2013. In fiscal 2014, the timing of certain accruals and payments, as well as the seasonality of the operating cash flows of the Griffith acquisition resulted in a use of cash of $3.2 million or $8.5 million more than fiscal 2013.

Investing Activities

Our capital expenditures for fiscal 2015 totaled $9.6 million, as we invested in computer hardware and software ($2.9 million), refurbished certain physical plants ($1.4 million), expanded our propane operations ($2.7 million) and made additions to our fleet and other equipment ($2.6 million). We also completed two acquisitions for $21.1 million and allocated $20.7 million of the gross purchase price to intangible assets, $2.5 million to fixed assets and reduced working capital by $2.1 million.

Our capital expenditures for fiscal 2014 totaled $9.1 million, as we invested in computer hardware and software ($2.2 million), refurbished certain physical plants ($1.7 million), expanded our propane operations ($3.0 million) and made additions to our fleet and other equipment ($2.2 million). We also completed three acquisitions for $98.5 million, including Griffith ($97.7 million), and allocated $53.7 million of the gross purchase price to intangible assets, $17.6 million to fixed assets and increased working capital by $27.2 million.

Financing Activities

During fiscal 2015, we borrowed $12.3 million under our credit facility and repaid $12.3 million during the period. We also paid distributions of $21.3 million to our common unit holders, $0.4 million to our general partner (including $0.3 million of incentive distributions as provided in our Partnership Agreement). In September 2015, the Partnership redeemed its $125.0 million principal amount of 8.875% Senior Notes due 2017 with the proceeds of a $100.0 million bank term-loan and cash. We paid a total of $8.0 million in call premiums and bank fees relating to this transaction.

During fiscal 2014, we borrowed $195.5 million under our credit facility and repaid $195.5 million during the period. We also paid distributions of $19.5 million to our common unit holders, $0.3 million to our general partner (including $0.2 million of incentive distributions as provided in our Partnership Agreement) and repurchased 0.3 million units for $1.7 million in connection with our unit repurchase plan. We amended our bank agreement and paid $2.4 million in fees relating to the amendment.

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of September 30, 2015 ($100.5 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and repaid from subsequent seasonal reductions in inventory and accounts receivable. As of September 30, 2015, we had no borrowings under our revolving credit facility and $54.8 million in letters of credit were outstanding, primarily for current and future insurance reserves, and our ability to borrow was reduced by $15.3 million to secure hedges with the bank group.

In July 2015, we entered into a third amended and restated asset-based credit agreement, which expires in July 2020 and provides us with the ability to borrow up to $300 million ($450 million during the heating season from December through April of each year) for working capital purposes under a revolving credit facility (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $100 million in letters of credit. The amended and restated credit agreement also provides for a $100 million five year term loan. (See Note 11 of the Notes to the Consolidated Financial Statements – Long-Term Debt and Bank Facility Borrowings) We can increase the asset-based revolving credit facility size by $100 million without the consent of the bank group. However, the bank group is not obligated to fund the $100 million increase. If the bank group elects not to fund the increase, we can add additional lenders to the group with the consent of the Agent which shall not be unreasonably withheld. Obligations under the credit agreement are guaranteed by us and our subsidiaries and secured by liens on substantially all of our assets, including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

Under the terms of the third amended and restated credit agreement, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the maximum facility size and a fixed charge coverage ratio of not less than 1.1. While the term loan is outstanding we must maintain a senior secured leverage ratio that at any time cannot be more than 3.0 as calculated during the quarters ending June or September, and at any time no more than 4.5 as calculated during the quarters ending December or March. As of September 30, 2015, Availability, as defined in the credit agreement, was $176.0 million, and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for fiscal 2016 are estimated to be approximately $8.4 million, excluding the capital requirements for leased fleet. In addition, we plan to invest an additional $2.7 million in our propane operations. Distributions for fiscal 2016, at the current quarterly level of $0.095 per unit, will result in an aggregate of approximately $21.8 million to common unit holders, $0.44 million to our general partner (including $0.35 million of incentive distribution as provided for in our Partnership Agreement) and $0.35 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the general partner. As a result of the NETTI Fund agreement, the Partnership will be paying $1.6 million to the fund in fiscal 2016. In addition, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan and seek attractive acquisition opportunities within the Availability constraints of our credit agreement and funding resources.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no special purpose entities or off balance sheet debt, other than operating leases entered into in the ordinary course of business.

Long-term contractual obligations, except for our long-term debt and NETTI withdrawal obligations, are not recorded in our consolidated balance sheet. Non-cancelable purchase obligations are obligations we incur during the normal course of business, based on projected needs. The Partnership had no capital lease obligations as of September 30, 2015.

The table below summarizes the payment schedule of our contractual obligations at September 30, 2015 (in thousands):

	Payments Due by Fiscal Year
			2017	2019
	Total	2016	and 2018	and 2020	Thereafter

Long-term debt obligations (a)	$100,000	$10,000	$20,000	$70,000	$—
Operating lease obligations (b)	83,569	16,872	24,909	17,921	23,867
Purchase obligations and other (c)	64,285	10,674	9,321	3,962	40,328
Interest obligations (d)	18,210	8,894	5,281	4,035	—
Long-term liabilities reflected on the balance sheet (e)	2,596	350	700	700	846

	$268,660	$46,790	$60,211	$96,618	$65,041

(a)	Excludes potential prepayments resulting from excess cash flow as defined in our credit agreement.
(b)	Represents various operating leases for office space, trucks, vans and other equipment with third parties.
(c)	Represents non-cancelable commitments as of September 30, 2015 for operations such as weather hedge premiums, customer related invoice and statement processing, voice and data phone/computer services, real estate taxes on leased property and our undiscounted future payment obligations to the New England Teamsters and Trucking Industry Pension Fund.
(d)	Reflects interest obligations on our $100.0 million term loan due July 2020 and the unused commitment fee on the revolving credit facility.
(e)	Reflects long-term liabilities excluding a pension accrual of approximately $3.3 million. The Partnership is not obligated to make a minimum required contribution to its two frozen defined benefit pension plans in fiscal year 2016.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires retrospective application and represents a change in accounting principle. The update is effective for our annual reporting period beginning in the first quarter of fiscal 2017, with early adoption permitted. The Partnership expects the impact of ASU No. 2015-03 will be limited to the presentation of debt issuance cost on its balance sheet.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The update changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2018, with early adoption permitted. The Partnership does not expect ASU No. 2015-11 to have a material impact on its consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquiring entity to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquiring entity is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, the acquiring entity is to present separately on the face of its income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2017. The Partnership does not expect that ASU No. 2015-16 will have a material impact on its consolidated financial statements and related disclosures.

In November 2015, FASB issued ASU 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes, which eliminates the requirement for companies to present deferred tax assets and liabilities as current and non-current in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2018, with early adoption permitted. The standard permits the use of either the prospective or retrospective transition method. The Partnership is evaluating the effect that ASU No. 2015-17 will have on its consolidated financial statements and related disclosures. The Partnership has not yet selected a transition method nor has it determined the timing of adoption.

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

Our significant accounting policies are discussed in Note 2 of the Notes to the Consolidated Financial Statements. We believe the following are our critical accounting policies and estimates:

Goodwill and Other Intangible Assets

We calculate amortization using the straight-line method over periods ranging from five to twenty years for intangible assets with finite useful lives based on historical statistics. We use amortization methods and determine asset values based on our best estimates using reasonable and supportable assumptions and projections. Key assumptions used to determine the value of these intangibles include projections of future customer attrition or growth rates, product margin increases, operating expenses, our cost of capital, and corporate income tax rates. For significant acquisitions we may engage a third party valuation firm to assist in the valuation of intangible assets of that acquisition. We assess the useful lives of intangible assets based on the estimated period over which we will receive benefit from such intangible assets such as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. At September 30, 2015, we had $107.3 million of net intangible assets subject to amortization. If lives were shortened by one year, we estimate that amortization for these assets for fiscal 2015 would have increased by approximately $2.0 million.

FASB ASC 350-10-05, Intangibles-Goodwill and Other, requires goodwill to be assessed at least annually for impairment. The Partnership has one reporting segment and performs its annual assessment at the end of August. As provided for by the standard, we performed qualitative assessments (commonly referred to as Step 0) to evaluate whether it is more-likely-than-not (a likelihood that is more than 50%) that goodwill has been impaired, as a basis to determine whether it is necessary to perform the two-step quantitative impairment test. The Partnership’s qualitative assessment included a review of factors such as our reporting segment’s market value compared to its carrying value, our short-term and long-term unit price performance, our planned overall business strategy compared to recent financial results, as well as macroeconomic conditions, industry and market considerations, cost factors, and other relevant Partnership-specific events. In considering the totality of the qualitative factors assessed, based on the weight of evidence it was determined that it was not more-likely-than-not that goodwill was impaired as of August 31, 2015, and as such it was determined that further goodwill testing was not necessary.

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

Insurance Reserves

We currently self-insure a portion of workers’ compensation, auto and general liability claims. We establish reserves based upon expectations as to what our ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience, supplemented by a third-party actuary. We periodically evaluate the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2015, we had approximately $60.5 million of net insurance reserves. The ultimate resolution of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material adverse effect on results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At September 30, 2015, we had outstanding borrowings totaling $100.0 million, which are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $0.6 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at September 30, 2015, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $3.9 million to a fair market value of $(11.7) million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $2.8 million to a negative fair market value of $(18.4) million.

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

The general partner’s chief executive officer and its chief financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2015. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2015 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of September 30, 2015.

On August 4, 2015, the Partnership completed the acquisition of a heating oil and motor fuel dealer. In reliance on interpretive guidance issued by the SEC staff, management has chosen to exclude from its assessment of the effectiveness of internal control over financial reporting as of September 30, 2015, the dealer’s internal control over financial reporting associated with total assets of $26.8 million (of which $20.2 million represents goodwill and intangibles included within the scope of the assessment), which constituted approximately 3.8% of our total assets, and total revenues of $6.6 million, which constituted approximately 0.4% of our total revenues, included in the consolidated financial statements as of and for the year ended September 30, 2015. The Partnership will include its assessment of internal control over financial reporting for the dealer in our Annual Report on Form 10-K for our fiscal year ending September 30, 2016.

The effectiveness of our internal control over financial reporting as of September 30, 2015 has been audited by our independent registered public accounting firm, as stated in their report which is included herein.

(c) Change in Internal Control over Financial Reporting.

The Partnership is in the early stages of integrating the heating and motor fuel dealer described above. The Partnership is analyzing, evaluating and, where necessary, will implement changes in controls and procedures relating to the dealer’s business as integration proceeds. As a result, this process may result in additions or changes to our internal control over financial reporting.

Otherwise, there were no other changes in our internal control over financial reporting during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 30, 2015, Kestrel Heat and its affiliates owned an aggregate of 13,872,567 common units, representing 23.15% of the issued and outstanding common units, and Kestrel Heat owned 325,729 general partner units.

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

Directors and Executive Officers of the General Partner

Directors are appointed for an indefinite term, subject to the discretion of Kestrel. The following table shows certain information for directors and executive officers of the general partner as of November 30, 2015:

Name	Age	Position
Paul A. Vermylen, Jr.	68	Chairman, Director
Steven J. Goldman	55	President, Chief Executive Officer and Director
Richard F. Ambury	58	Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Richard G. Oakley	55	Senior Vice President and Controller
Henry D. Babcock(1)	75	Director
C. Scott Baxter(1)	54	Director
Daniel P. Donovan	69	Director
Bryan H. Lawrence	73	Director
Sheldon B. Lubar	86	Director
William P. Nicoletti (1)	70	Director

(1)	Audit Committee member

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

Director Independence

Section 303A of the New York Stock Exchange listed company manual provides that limited partnerships are not required to have a majority of independent directors. It is the policy of the Board of Directors that the Board shall at all times have at least three independent directors or such higher number as may be necessary to comply with the applicable federal securities law requirements. For the purposes of this policy, “independent director” has the meaning set forth in Section 10A(m) of the Securities Exchange Act of 1934, as amended, any applicable stock exchange rules and the rules and regulations promulgated in the Partnership governance guidelines available on its website www.Star-Gas.com. The Board of Directors has determined that Messrs. Nicoletti, Babcock, and Baxter are independent directors.

Meetings of Directors

During fiscal 2015, the Board of Directors of Kestrel Heat met six times. All directors attended each meeting except for three meetings in which a director did not attend.

Committees of the Board of Directors

Kestrel Heat’s Board of Directors has one standing committee, the Audit Committee. Its members are appointed by the Board of Directors for a one-year term and until their respective successors are elected. The NYSE corporate governance standards do not require limited partnerships to have a Nominating or Compensation Committee.

Audit Committee

William P. Nicoletti, Henry D. Babcock and C. Scott Baxter have been appointed to serve on the Audit Committee, which has adopted an Audit Committee Charter. Mr. Nicoletti serves as chairman of the Audit Committee. A copy of this charter is available on the Partnership’s website at www.Star-Gas.com or a copy may be obtained without charge by contacting Richard F. Ambury at (203) 328-7310. The Audit Committee reviews the external financial reporting of the Partnership, selects and engages the Partnership’s independent registered public accountants and approves all non-audit engagements of the independent registered public accountants.

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

During fiscal 2015, the Audit Committee of Kestrel Heat, LLC met eight times. All members attended each meeting.

Reimbursement of Expenses of the General Partner

The general partner does not receive any management fee or other compensation for its management of the Partnership. The general partner is reimbursed for all expenses incurred on behalf of the Partnership, including the cost of compensation, that are properly allocable to the Partnership. The Partnership Agreement provides that the general partner shall determine the expenses that are allocable to the Partnership in any reasonable manner determined by the general partner in its sole discretion. In addition, the general partner and its affiliates may provide services to the Partnership for which a reasonable fee would be charged as determined by the general partner. There were no reimbursements of the General Partner in fiscal year 2015.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on copies of reports furnished to us, we believe that during fiscal year 2015, all reporting persons complied with the Section 16(a) filing requirements applicable to them.

Non-Management Directors and Interested Party Communications

The non-management directors on the Board of Directors of the general partner are Messrs. Babcock, Baxter, Donovan, Lawrence, Lubar, Nicoletti and Vermylen. The non-management directors have selected Mr. Vermylen, the Chairman of the Board, to serve as lead director to chair executive sessions of the non-management directors. Interested parties who wish to contact the non-management directors as a group may do so by contacting Paul A. Vermylen, Jr. c/o Star Gas Partners, L.P., 9 West Broad Street, Suite 310, Stamford, CT 06902.

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

Throughout this Report, each person who served as chief executive officer (“CEO”) during fiscal 2015, each person who served as chief financial officer (“CFO”) during fiscal 2015 and the one other most highly compensated executive officers serving at September 30, 2015 (there being no other executive officers who earned more than $100,000 during fiscal 2015) are referred to as the “named executive officers” and are included in the Executive Compensation Table.

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

Compensation Methodology

The elements of the Partnership’s compensation program for named executive officers are intended to provide a total incentive package designed to drive performance and reward contributions in support of business strategies at the Partnership. Subject to the terms of employment agreements that have been entered into with the named executive officers, all compensation determinations are discretionary and subject to the decision-making authority of the Board of Directors. We do not use benchmarking as a fixed criterion to determine compensation. Rather, after subjectively setting compensation based on the policies discussed above under “Compensation Philosophy and Policies”, we reviewed the compensation paid to officers holding similar positions at our peer group companies and certain information for privately held companies to obtain a general understanding of the reasonableness of base salaries and other compensation payable to our named executive officers. Our peer group of public companies was comprised of the following companies: Amerigas Partners, L.P., Suburban Propane Partners, L.P., Ferrellgas Partners, L.P. and Global Partners, L.P. We chose these companies because they are master limited partnerships that are engaged in the distribution of energy products like the Partnership.

Elements of Executive Compensation

For the fiscal year ended September 30, 2015, the principal components of compensation for the named executive officers were:

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

The majority of the Partnership’s compensation allocation is weighted towards base salary and annual discretionary profit sharing allocation. In addition, during fiscal 2015, an aggregate of $134,672 was paid to the named executive officers under the terms of the Partnership’s management incentive compensation plan and represented a small portion of the executive compensation that was paid to these officers. If the Partnership is successful in increasing the overall level of distributions payable to unitholders, the amounts payable to the named executive officers under the management incentive compensation plan should increase.

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

Profit Sharing Allocations

The Partnership maintains a profit sharing pool for certain employees, including named executive officers, which is equal to approximately 6.0% of the Partnership’s earnings before income taxes, depreciation and amortization, excluding items affecting comparability (“adjusted EBITDA”) for the given fiscal year. The annual discretionary profit sharing allocations paid to the named executive officers are payable from this pool. The size of the pool fluctuates based upon upward or downwards changes in adjusted EBITDA and the size of an individual award to a named executive officer fluctuates based on the size of the profit sharing pool and the number of participants in the plan. Depending upon the size of the profit sharing pool, and the number of participants in the plan, the amount paid to the named officers could be more or less.

There are no set formulas for determining the amount payable to our named executive officers from the profit sharing plan. Factors considered by our CEO and the Board in determining the level of profit sharing allocations generally include, without assigning a particular weight to any factor:

•	whether or not we achieved certain budgeted goals for the year and any material shortfalls or superior performances relative to expectations. Under the plan, no profit sharing was payable with respect to fiscal 2015 unless the Partnership achieved actual adjusted EBITDA for fiscal 2015 of at least 70% of the amount of budgeted adjusted EBITDA for fiscal 2015.

•	the level of difficulty associated with achieving such objectives based on the opportunities and challenges encountered during the year; and

•	significant transactions or accomplishments for the period not included in the goals for the year.

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

The Partnership believes that the Plan provides a long-term incentive to its participants because it encourages the Partnership’s management to increase the Partnership’s available cash for distributions in order to trigger the incentive distributions that are only payable if distributions from available cash exceeds certain target distribution levels, with higher amounts of incentive distributions triggered by higher levels of distributions. Such increases are not sustainable on a consistent basis without long-term improvements in the Partnership’s operations. In addition, under certain Plan amendments that were adopted in 2012, the participation points of existing plan participants will vest and become irrevocable over a four year period, provided that the participants continue to be employed by the Partnership during the vesting period. The Partnership believes that this will help ensure that the Plan participants, which include our named executive officers, will have a continuing personal interest in the success of the Partnership.

The pro rata share payable to each participant under the Plan is based on the number of participation points as described under “Fiscal 2015 Compensation Decisions—Management Incentive Compensation Plan.” The amount paid in Incentive Distributions is governed by the partnership agreement and the calculation of Available Cash. (as defined in our partnership agreement) is distributed to the holders of the Partnership’s common units and general partner units in the following manner:

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

The Partnership distributed approximately $302,324 in Incentive Distributions under the Plan during fiscal 2015, including payments to the named executive officers of approximately $134,672. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its general partner units within the next twelve months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

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

The Partnership makes a 4% (or a maximum of 5.5% for participants who had 10 or more years of service at the time the Partnership’s defined benefit plans were frozen and who have reached the age 55) core contribution of a participant’s compensation and generally can match 2/3 (up to 3.0%) of a participant’s contributions, subject to IRS limitations.

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

Fiscal 2015 Compensation Decisions

For fiscal 2015, the foregoing elements of compensation were applied as follows:

Base Salary

The following table sets forth each named executive officer’s base salary as of October 1, 2015 and the percentage increase in base salary over October 1, 2014. The current base salaries for our named executive officers were determined based upon the factors discussed under the caption “Base Salary.” The average percentage increase in base salary for executives in our peer group was approximately 2.8%.

Name	Salary	Percentage Change From Prior Year
Steven J. Goldman	$420,000	7.7%
Richard F. Ambury	$362,065	4.0%
Richard G. Oakley	$245,000	2.1%

Annual Discretionary Profit Sharing Allocation

Based on the annual performance reviews for the Partnership’s CEO and named executive officers, the Board approved annual profit sharing allocations as reflected in the “Summary Compensation Table” and notes thereto. For fiscal 2015 the profit sharing amounts reflected in the Summary Compensation Table are 15%, 15%, and 10% higher than fiscal 2014 for Messrs. Goldman, Ambury, and Oakley, respectively. One of the Partnership’s primary performance measures for profit sharing purpose is adjusted EBITDA. This adjusted EBITDA increased by $36.2 million, or 33.1%, to $145.6 million for fiscal 2015, and the Partnership generated cash in excess of distributions paid. For the Partnership’s peer group, the average percentage increase in adjusted EBITDA was 1.5%. Our increase in adjusted EBITDA was due, among other reasons, to acquisitions, margin management and expense control. In addition, the Partnership’s net customer attrition was 1.8%, the second lowest level achieved over the last ten years. In fiscal 2015, the Partnership completed three acquisitions with a total purchase price of $20.8 million and added approximately 23,300 customers. Also during fiscal 2015, the Partnership amended and extended its bank credit facility to add a term loan of $100 million. The proceeds of the term loan and cash on hand were used to repay the Partnership’s $125.0 million 8.875% notes which should result in a significant reduction in interest expense. The Partnership has also continued to focus on its initiatives to increase revenues other than through the sale of home heating oil and organically expanded its presence in the distribution of propane and its other service offerings during fiscal 2015.

Messrs. Goldman, Ambury, and Oakley were instrumental to the Partnership’s many achievements during fiscal 2015.

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

In fiscal 2015, $134,672 was paid to the named executive officers under the Plan as indicated in the following chart:

	Fiscal 2015
Name	Points	Percentage	Management Incentive Payments
Steven J. Goldman	215	19.5%	$59,091
Richard F. Ambury	235	21.4%	64,587
Richard G. Oakley	40	3.6%	10,994
Other Plan Participants (a)	610	55.5%	167,652

Total	1,100	100.0%	$302,324

(a)	Includes 300 points (27.3%) that were awarded to Mr. Donovan prior to his retirement as the Partnership’s President and Chief Executive Officer effective September 30, 2013.

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

Change In Control Agreements

We have entered into a Change In Control Agreement with Mr. Goldman, Chief Executive Officer and Mr. Ambury, Chief Financial Officer. Under the terms of each agreement, if either of these executive officers is terminated as a result of a change in control (as defined in the agreement) he will be entitled to a payment equal to two times his base annual salary in the year of such termination plus two times the average amount paid as a bonus and/or as profit sharing during the three years preceding the year of such termination. The term change in control means the present equity owners of Kestrel and their affiliates collectively cease to beneficially own equity interests having the voting power to elect at least a majority of the members of the board of directors or other governing board of the general partner of the Partnership or any successor entity to the Partnership. If a change in control were to have occurred and their employment was terminated as of the date of this report, Mr. Goldman would have received a payment of $2,352,600 and Mr. Ambury would have received a payment of $1,996,400.

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

The Board of Directors reviewed and discussed with the Partnership’s management the Compensation Discussion and Analysis contained in this annual report on Form 10-K. Based on that review and discussion, the Board of Directors recommends that the Compensation Discussion and Analysis be included in the Partnership’s annual report on Form 10-K for the year ended September 30, 2015.

Paul A. Vermylen, Jr.

Steven J. Goldman

Henry D. Babcock

C. Scott Baxter

Daniel P. Donovan

Bryan H. Lawrence

Sheldon B. Lubar

William P. Nicoletti

Executive Compensation Table

The following table sets forth the annual salary compensation, bonus and all other compensation awards earned and accrued by the named executive officers in the fiscal year.

	Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary		Bonus	Unit Awards	Option Awards	Non- Equity Incentive Plan Comp.(1)		Change in Pension Value and Nonqualified Deferred Comp. Earnings(2)		All Other Comp.(3)		Total
Steven J. Goldman	2015		$390,000	—	—	—		$957,950		$—		$102,563		$1,450,513
President and Chief Executive Officer	2014		$360,000	—	—	—		$833,000		$—		$80,933		$1,273,933
	2013		$324,233	—	—	—		$478,000		$—		$68,197		$870,430

Richard F. Ambury	2015		$353,947	—	—	—		$762,450		$6,942		$110,522		$1,233,861
Chief Financial Officer, Executive Vice President, Treasurer and Secretary	2014 2013	$ $	342,345 334,433	— —	— —	— —	$ $	663,000 483,000	$ $	48,781 —	$ $	86,559 73,543	$ $	1,140,685 890,976

Richard G. Oakley	2015		$242,083	—	—	—		$275,000		$9,236		$53,975		$580,294
Senior Vice President - Controller	2014		$230,958	—	—	—		$250,000		$68,728		$41,719		$591,405
	2013		$219,341	—	—	—		$170,000		$—		$37,660		$427,001

(1)	Payable pursuant to the Partnership’s profit sharing pool, which is described under “Compensation Discussion and Analysis – Profit Sharing Allocation.”
(2)	The Partnership has two frozen defined benefit pension plans that we sometimes refer in this Report as the Petro defined benefit pension plan and the Meenan defined benefit pension plan, where participants are not accruing additional benefits. Mr. Ambury also participated in a tax-qualified supplemental employee retirement plan which prior to being frozen in 1997, represented contributions to an employee plan to compensate for a reduction in certain benefits prior to 1997. Included in Mr. Ambury’s amounts for the Change in Pension Value and Nonqualified Deferred Comp. Earnings are $1,115, $7,836, and $0 for fiscal years 2015, 2014, and 2013 respectively, for the actuarial changes in the value of his frozen supplemental employee retirement plan. The change in all the named executive’s pension values (including the supplemental employee retirement plan) are non-cash, and reflect normal adjustments resulting from changes in discount rates and government mandated mortality tables.
(3)	All other compensation is subdivided as follows:

Name	Management Incentive Compensation Plan	Company Match and Core Contribution to 401(K) Plan	Car Allowance or Monetary Value for Personal Use of Company Owned Vehicle	Total
Steven J. Goldman	$59,091	$18,001	$25,471	$102,563
Richard F. Ambury	$64,587	$21,935	$24,000	$110,522
Richard G. Oakley	$10,994	$18,981	$24,000	$53,975

Grants of Plan-Based Awards
		Estimated Future Payouts Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan			All Other Stocks Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date (1)	Threshold ($)	Target ($) (2)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Steven J. Goldman	7/21/09	—	957,950	—	—	—	—	—	—	—	—

Richard F. Ambury	7/21/09	—	762,450	—	—	—	—	—	—	—	—

Richard G. Oakley	7/21/09	—	275,000	—	—	—	—	—	—	—	—

(1)	On July 21, 2009, the Board of Directors authorized the continuance of the Partnership’s annual profit sharing plan, subject to its power to terminate the plan at any time. Profit sharing allocations are described under “Compensation Philosophy and Policies—Profit Sharing Allocations.”
(2)	The Partnership’s annual profit sharing plan does not provide for thresholds or maximums; the amounts listed represent the actual awards to the named executive officers for fiscal 2015.

Outstanding Equity Awards at Fiscal Year-End

None

Option Exercises and Stock Vested

None

Pension Plans Pursuant to Which Named Executive Officers Have an Accumulated Benefit But Are Not Currently Accruing Benefits

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Richard F. Ambury (1)	Retirement Plan	13	$234,210	$—
	Supplemental Employee
	Retirement Plan	—	$44,823	$—
Richard G. Oakley (1)	Retirement Plan	19	$365,436	$—

(1)	The named executive officers have accumulated benefits in the tax-qualified Petro defined benefit pension plan that was frozen in 1997 or in the tax-qualified Meenan defined benefit pension plan that was frozen in 2002, subsequent to its combination with Petro. Mr. Ambury also participated in a tax-qualified supplemental employee retirement plan which, prior to being frozen in 1997, represented contributions to an employee plan to compensate for a reduction in certain benefits prior to 1997. Mr. Goldman was not a participant in any of these plans. Each year, the named executive officer’s accumulated benefits are actuarially calculated generally based on the credited years of service and each employee’s compensation at the time the plan was frozen. The present value of these amounts are the present value of a single life annuity generally payable at later or normal retirement age, adjusted for changes in discount rates and government mandated mortality tables. See Note 12. Employee Benefit Plans, to the Partnership’s Consolidated Financial Statements, for the material assumptions applied in quantifying the present value of the accumulated benefits of these frozen plans.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

None.

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

Name	Potential Payments Upon Termination	Potential Payments Following a Change of Control
Steven J. Goldman	$420,000	$2,352,600
Richard F. Ambury	$362,065	$1,996,400
Richard G. Oakley	$245,000	$—

Compensation of Directors

	Director Compensation Table
Name	Fees Earned or Paid in Cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
Paul A. Vermylen, Jr. (1)	$129,000	—	—	—	$—	$69,527	$198,527
Daniel P. Donovan (4)	$—	—	—	—	$—	$395,563	$395,563
Henry D. Babcock (5)	$85,250	—	—	—	$—	$—	$85,250
C. Scott Baxter (5)	$82,250	—	—	—	$—	$—	$82,250
Bryan H. Lawrence (6)	$—	—	—	—	$—	$—	$—
Sheldon B. Lubar	$61,042	—	—	—	$—	$—	$61,042
William P. Nicoletti (7)	$95,958	—	—	—	$—	$—	$95,958

(1)	Mr. Vermylen is non-executive Chairman of the Board.
(2)	Mr. Vermylen and Mr. Donovan participate in one of the Partnership’s frozen defined benefit pension plans. Participants are currently not accruing additional benefits under the frozen plan. The change in the pension value reflects normal non-cash adjustments resulting from changes in discount rates and government mandated mortality tables. A zero represents either no change or a decline in pension value.
(3)	Mr. Vermylen and Mr. Donovan reached the Partnership’s frozen defined benefit pension plan full retirement age in fiscal year 2012 and 2011, respectively, and started receiving pension payments.
(4)	Mr. Donovan was a management director until September 30, 2013. Mr. Donovan retired as the President and Chief Executive Officer of the Partnership and its subsidiaries, effective as of September 30, 2013. Mr. Donovan will continue as a director of our general partner but will not receive fees for board or committee service. In addition, in accordance to the first amendment to the letter agreement effective as of September 30, 2015, Mr. Donovan will serve as a consultant to us for an additional two year period for which he will receive consulting fees of $250,000 per annum. The amount included for Mr. Donovan in all other compensation represents $250,000 for consulting fees, $82,452 for amounts paid to him under the management incentive compensation plan, and $63,111 for pension payments.
(5)	Mr. Babcock and Mr. Baxter are Audit Committee members.
(6)	Mr. Lawrence has chosen not to receive any fees as a director of the general partner of the Partnership.
(7)	Mr. Nicoletti is Chairman of the Audit Committee.

Each non-management director receives an annual fee of $55,000 plus $1,500 for each regular and telephonic meeting attended. The Chairman of the Audit Committee receives an annual fee of $22,000 while other Audit Committee members receive an annual fee of $11,000. Each member of the Audit Committee receives $1,500 for every regular and telephonic meeting attended. The non-executive chairman of the Board receives an annual fee of $120,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership as of November 30, 2015 of common units and general partner units by:

(1) Kestrel and certain beneficial owners;

(2) each of the named executive officers and directors of Kestrel Heat;

(3) all directors and executive officers of Kestrel Heat as a group; and

(4) each person the Partnership knows to hold 5% or more of the Partnership’s units.

Except as indicated, the address of each person is c/o Star Gas Partners, L.P. at 9 West Broad, Street, Suite 310, Stamford, Connecticut 06902.

	Common Units			General Partner Units
Name	Number	Percentage		Number	Percentage
Kestrel (a)	13,261,350	23.15%		325,729	100.00%
Paul A. Vermylen, Jr.	200,000		*
Sheldon B. Lubar	200,000		*
Henry D. Babcock	106,121		*
William P. Nicoletti	35,506		*
Bryan H. Lawrence	—	—
C. Scott Baxter	—	—
Daniel P. Donovan	25,000		*
Richard F. Ambury	21,890		*
Steven J. Goldman	22,700		*
Richard G. Oakley	—	—

All officers and directors and Kestrel Heat, LLC as a group (11 persons)	13,872,567	24.22%		325,729	100.00%
Bandera Partners LLC (b)	4,860,068	8.48%

(a)	Includes (i) 500,000 common units and 325,729 general partner units owned by Kestrel Heat, and (ii) 12,761,350 common units owned by KM2, LLC, a Delaware limited liability company (“KM2”) as to which Kestrel, in its capacity as sole member of Kestrel Heat and KM2, may be deemed to share beneficial ownership.
(b)	According to a Form 13F filed by Bandera Partners LLC with the SEC on November 13, 2015.
*	Amount represents less than 1%.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The general partner does not receive any management fee or other compensation for its management of the Partnership. The general partner is reimbursed for all expenses incurred on behalf of the Partnership, including the cost of compensation, that are properly allocable to the Partnership. The Partnership’s Partnership Agreement provides that the general partner shall determine the expenses that are allocable to the Partnership in any reasonable manner determined by the general partner in its sole discretion. In addition, the general partner and its affiliates may provide services to the Partnership for which a reasonable fee would be charged as determined by the general partner.

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

For the years ended September 30, 2015, 2014, and 2013, the Partnership had no related party transactions or agreements pursuant to Item 404 of Regulation S-K.

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

Any conflict of interest and any resolution of such conflict of interest shall be conclusively deemed fair and reasonable to the Partnership if such conflict of interest or resolution is (i) approved by a committee of independent directors (the “Conflicts Committee”), (ii) on terms no less favorable to the Partnership than those generally being provided to or available from unrelated third parties or (iii) fair to the Partnership, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to the Partnership).

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

The following table represents the aggregate fees for professional audit services rendered by KPMG LLP including fees for the audit of the Partnership’s annual financial statements for the fiscal years 2015 and 2014, and for fees billed and accrued for other services rendered by KPMG LLP (in thousands).

	2015	2014
Audit Fees(1)	$2,150	$1,805
Tax Fees(2)	385	459

Total Fees	$2,535	$2,264

(1)	Audit fees were for professional services rendered in connection with audits and quarterly reviews of the consolidated financial statements of the Partnership.
(2)	Tax fees related to services for tax consultation and tax compliance.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements—See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

2. Financial Statement Schedule—See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

3. Exhibits—See “Index to Exhibits” set forth on the following page.

INDEX TO EXHIBITS

Exhibit Number	Incorp by Ref. to Exh.	Description

3.1	3.1(1)	Amended and Restated Certificate of Limited Partnership

4.1	99.1(2)	Second Amended and Restated Agreement of Limited Partnership

4.2	99.3(3)	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership

4.3	4.3(16)	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership

4.4	(20)	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership

10.1	99.2(5)	Letter Agreement and general release dated March 7, 2005 between Star Gas Partners L.P. and Irik P. Sevin†

10.2	99.2(3)	Management Incentive Compensation Plan†

10.3	(20)	Amended and Restated Management Incentive Compensation Plan†

10.4	99.4(3)	Form of Indemnification Agreement for Officers and Directors.

10.5	(4)	Approved Dealer / Contractor Agreement dated as of July 11, 2006 by and between AFC First Financial Corporation and Petro Holdings, Inc.

10.6	99.4(7)	Form of Amendment No. 1 to Indemnification Agreement.

10.7	(23)	Description of 2014 Profit Sharing Plan.†

10.8	(10)	Employment Agreement dated December 3, 2007 between Star Gas Partners, L.P. and Steven J. Goldman.†

10.9	(10)	Change in Control Agreement dated December 4, 2007 between Star Gas Partners, L.P. and Daniel P. Donovan.†

10.10	(10)	Change in Control Agreement dated December 4, 2007 between Star Gas Partners, L.P. and Richard F. Ambury.†

10.11	(11)	Employment Agreement dated April 28, 2008 between Star Gas Partners, L.P. and Richard Ambury†

10.12	(13)	Agreement dated November 2, 2009 between Star Gas Partners, L.P. and Richard G. Oakley.†

10.13	(14)	Champion Equity Purchase Agreement dated as of May 10, 2010.

10.14	10.21(16)	Senior Notes Purchase Agreement, dated as of November 10, 2010, between Star Gas Partners, L.P., J.P. Morgan Securities LLC and RBS.

10.15	10.23(16)	Indenture dated as of November 16, 2010 for the 8.875% Senior Notes due 2017.

10.16	10.24(17)	Amended and Restated Revolving Credit Facility Agreement dated as of June 3, 2011.

10.17	10.25(17)	Amended and Restated Pledge Agreement dated as of June 3, 2011.

10.18	(18)	First Amendment dated as of November 22, 2011 to Amended and Restated Credit Agreement.

10.19	(19)	Second Amendment dated as of April 6, 2012 to Amended and Restated Credit Agreement.

10.20	(21)	Letter Agreement, dated as of July 22, 2013, between the Partnership and Dan Donovan.

10.21	(21)	Letter Agreement, dated as of July 22, 2013, between the Partnership and Steven Goldman regarding employment.†

10.22	(21)	Letter Agreement, dated as of July 22, 2013, between the Partnership and Steven Goldman regarding Change of Control.†

10.23	(22)	Second Amended and Restated Credit Agreement dated January 14, 2014.

10.24	(22)	Second Amended and Restated Pledge and Security Agreement dated January 14, 2014.

10.25	(22)	Stock Purchase Agreement between Central Hudson Enterprises Corporation and Petro Holdings, Inc. dated as of January 27, 2014.

10.26	(25)	Third Amended and Restated Credit Agreement dated July 30, 2015.

10.27	(25)	Third Amended and Restated Pledge and Security Agreement dated July 30, 2015.

10.28	(26)	First Amendment to Letter Agreement, dated as of September 30, 2015, between the Partnership and Dan Donovan.

14	(24)	Code of Business Conduct and Ethics

21	*	Subsidiaries of the Registrant

31.1	*	Certification of Chief Executive Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

31.2	*	Certification of Chief Financial Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed Herewith
†	Employee compensation plan.
(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2006.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K dated April 28, 2006.
(3)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K dated July 20, 2006.
(4)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the Commission on January 17, 2007.
(5)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2005.
(6)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated December 5, 2005.
(7)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated October 19, 2006.
(8)	Intentionally Omitted.
(9)	Intentionally Omitted.
(10)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the Commission on December 7, 2007.
(11)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed with the Commission on December 10, 2008.
(12)	[Intentionally Omitted]
(13)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 3, 2009.

(14)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010.
(15)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 12, 2010.
(16)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
(17)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated June 7, 2011.
(18)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
(19)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.
(20)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated July 20, 2012.
(21)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated July 23, 2013.
(22)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013.
(23)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
(24)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 14, 2014.
(25)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated July 30, 2015.
(26)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated October 2, 2015.

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
Steven J. Goldman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Steven J. Goldman	President and Chief Executive Officer and Director Kestrel Heat, LLC	December 9, 2015
Steven J. Goldman

/s/ Richard F. Ambury	Chief Financial Officer, Executive Vice President,	December 9, 2015
Richard F. Ambury	Treasurer and Secretary (Principal Financial Officer) Kestrel Heat, LLC

/s/ Richard G. Oakley	Senior Vice President—Controller (Principal Accounting Officer) Kestrel Heat, LLC	December 9, 2015
Richard G. Oakley

/s/ Paul A. Vermylen, Jr.	Non-Executive Chairman of the Board and Director Kestrel Heat, LLC	December 9, 2015
Paul A. Vermylen, Jr.

/s/ Henry D. Babcock	Director Kestrel Heat, LLC	December 9, 2015
Henry D. Babcock

/s/ C. Scott Baxter	Director Kestrel Heat, LLC	December 9, 2015
C. Scott Baxter

/s/ Daniel P. Donovan	Director Kestrel Heat, LLC	December 9, 2015
Daniel P. Donovan

/s/ Bryan H. Lawrence	Director Kestrel Heat, LLC	December 9, 2015
Bryan H. Lawrence

/s/ Sheldon B. Lubar	Director Kestrel Heat, LLC	December 9, 2015
Sheldon B. Lubar

/s/ William P. Nicoletti	Director Kestrel Heat, LLC	December 9, 2015
William P. Nicoletti

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page
Part II Financial Information:

Item 8—Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 30, 2015 and September 30, 2014	F-3

Consolidated Statements of Operations for the years ended September 30, 2015, September 30, 2014 and September 30, 2013	F-4

Consolidated Statements of Comprehensive Income for the years ended September 30, 2015, September 30, 2014 and September 30, 2013	F-5

Consolidated Statements of Partners’ Capital for the years ended September 30, 2015, September 30, 2014 and September 30, 2013	F-6

Consolidated Statements of Cash Flows for the years ended September 30, 2015, September 30, 2014 and September 30, 2013	F-7

Notes to Consolidated Financial Statements	F-8 – F-28

Schedules for the years ended September 30, 2015, September 30, 2014 and September 30, 2013

I. Condensed Financial Information of Registrant	F-29 – F-31

II. Valuation and Qualifying Accounts	F-32

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes therein.

Report of Independent Registered Public Accounting Firm

The Partners of Star Gas Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Star Gas Partners, L.P. and Subsidiaries (the “Partnership”) as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the years in the three-year period ended September 30, 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules I and II listed in the accompanying index. We also have audited the Partnership’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Partnership’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Gas Partners, L.P. and Subsidiaries as of September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the related financial statement schedules I and II listed in the accompanying index, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, Star Gas Partners, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Star Gas Partners, L.P. acquired a heating oil and motor fuel dealer during 2015, and management excluded from its assessment of the effectiveness of the Partnership’s internal control over financial reporting as of September 30, 2015, the dealer’s internal control over financial reporting associated with total assets of $26.8 million (of which $20.2 million represents goodwill and intangibles included within the scope of the assessment) and total revenues of $6.6 million included in the consolidated financial statements of the Partnership as of and for the year ended September 30, 2015. Our audit of internal control over financial reporting of Star Gas Partners, L.P. also excluded an evaluation of the internal control over financial reporting of the dealer.

/s/ KPMG LLP

Stamford, Connecticut

December 9, 2015

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands)	2015	2014

ASSETS
Current assets
Cash and cash equivalents	$100,508	$48,999
Receivables, net of allowance of $6,713 and $9,220, respectively	89,230	123,800
Inventories	55,671	59,240
Fair asset value of derivative instruments	935	2,342
Current deferred tax assets, net	37,832	38,141
Prepaid expenses and other current assets	25,135	23,943

Total current assets	309,311	296,465

Property and equipment, net	68,123	67,419
Goodwill	211,045	209,331
Intangibles, net	107,317	100,783
Deferred charges and other assets, net	11,236	11,109

Total assets	$707,032	$685,107

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$25,322	$21,644
Fair liability value of derivative instruments	12,819	12,358
Current maturities of long-term debt	10,000	—
Accrued expenses and other current liabilities	107,745	102,934
Unearned service contract revenue	44,419	43,901
Customer credit balances	78,207	72,595

Total current liabilities	278,512	253,432

Long-term debt	90,000	124,572
Long-term deferred tax liabilities, net	21,524	25,181
Other long-term liabilities	27,110	8,677

Partners’ capital
Common unitholders	312,713	296,968
General partner	(283)	(105)
Accumulated other comprehensive loss, net of taxes	(22,544)	(23,618)

Total partners’ capital	289,886	273,245

Total liabilities and partners’ capital	$707,032	$685,107

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
(in thousands, except per unit data)	2015	2014	2013

Sales:
Product	$1,431,585	$1,734,475	$1,518,738
Installations and services	242,706	227,249	223,058

Total sales	1,674,291	1,961,724	1,741,796
Cost and expenses:
Cost of product	977,631	1,349,432	1,192,009
Cost of installations and services	225,957	205,868	196,659
(Increase) decrease in the fair value of derivative instruments	4,187	6,566	6,775
Delivery and branch expenses	309,025	282,646	250,210
Depreciation and amortization expenses	24,930	21,635	17,303
General and administrative expenses	25,908	22,592	18,356
Multiemployer pension plan withdrawal charge	17,796	—	—
Finance charge income	(4,756)	(6,870)	(5,521)

Operating income	93,613	79,855	66,005
Interest expense, net	(14,059)	(16,854)	(14,433)
Amortization of debt issuance costs	(1,818)	(1,602)	(1,745)
Loss on redemption of debt	(7,345)	—	—

Income before income taxes	70,391	61,399	49,827
Income tax expense	32,835	25,315	19,921

Net income	$37,556	$36,084	$29,906
General Partner’s interest in net income	212	203	159

Limited Partners’ interest in net income	$37,344	$35,881	$29,747

Basic and diluted income per Limited Partner Unit (1):	$0.59	$0.57	$0.47

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	57,285	57,476	59,409

(1)	See Note 17 Earnings Per Limited Partner Units.

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
(in thousands)	2015	2014	2013

Net income	$37,556	$36,084	$29,906

Other comprehensive income (loss):
Unrealized gain (loss) on pension plan obligation (1)	1,827	(1,070)	6,337
Tax effect of unrealized gain (loss) on pension plan obligation	(753)	463	(2,577)

Total other comprehensive income (loss)	1,074	(607)	3,760

Total comprehensive income	$38,630	$35,477	$33,666

(1)	These items are included in the computation of net periodic pension cost. See Note 12 - Employee Benefit Plan.

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

Years Ended September 30, 2015, 2014 and 2013

	Number of Units
(in thousands)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2012	61,002	326	$286,819	$97	$(26,771)	$260,145

Net income			29,747	159		29,906
Unrealized gain on pension plan obligation (1)					6,337	6,337
Tax effect of unrealized gain on pension plan obligation					(2,577)	(2,577)
Distributions (2)			(19,060)	(253)		(19,313)
Retirement of units (3)	(3,284)		(15,217)			(15,217)

Balance as of September 30, 2013	57,718	326	$282,289	$3	$(23,011)	$259,281

Net income			35,881	203		36,084
Unrealized loss on pension plan obligation (1)					(1,070)	(1,070)
Tax effect of unrealized loss on pension plan obligation					463	463
Distributions (2)			(19,539)	(311)		(19,850)
Retirement of units (3)	(313)		(1,663)			(1,663)

Balance as of September 30, 2014	57,405	326	$296,968	$(105)	$(23,618)	$273,245

Net income			37,344	212		37,556
Unrealized gain on pension plan obligation (1)					1,827	1,827
Tax effect of unrealized gain on pension plan obligation					(753)	(753)
Distributions (2)			(20,908)	(390)		(21,298)
Retirement of units (3)	(123)		(691)			(691)

Balance as of September 30, 2015	57,282	326	$312,713	$(283)	$(22,544)	$289,886

(1)	These items are included in the computation of net periodic pension cost. See Note 12 - Employee Benefit Plans.
(2)	See Note 3 - Quarterly Distributions of Available Cash.
(3)	See Note 4 - Common Unit Repurchase Plan and Retirement.

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2015	2014	2013

Cash flows provided by (used in) operating activities:
Net income	$37,556	$36,084	$29,906

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Decrease in fair value of derivative instruments	4,187	6,566	6,775
Depreciation and amortization	26,748	23,237	19,047
Multiemployer pension plan withdrawal charge	17,796	—	—
Loss on redemption of debt	7,345	—	—
Provision for losses on accounts receivable	3,738	7,514	6,481
Change in deferred taxes	(4,101)	658	1,676
Changes in operating assets and liabilities net of amounts related to acquisitions:
(Increase) decrease in receivables	30,141	12,771	(14,074)
(Increase) decrease in inventories	4,326	14,057	(20,664)
Decrease in other assets	113	2,571	4,207
Increase (decrease) in accounts payable	3,189	(8,091)	(4,555)
Increase (decrease) in customer credit balances	3,992	(2,433)	(15,878)
Increase in other current and long-term liabilities	1,823	2,221	5,571

Net cash provided by operating activities	136,853	95,155	18,492

Cash flows provided by (used in) investing activities:
Capital expenditures	(9,555)	(9,112)	(5,994)
Proceeds from sales of fixed assets	300	257	410
Acquisitions (net of cash acquired of $0, $4,151, and $0, respectively)	(21,130)	(98,463)	(1,376)

Net cash used in investing activities	(30,385)	(107,318)	(6,960)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	12,296	195,482	111,542
Revolving credit facility repayments	(12,296)	(195,482)	(111,542)
Redemption of senior notes	(125,000)	—	—
Debt redemption cost	(5,548)	—	—
Proceeds from term loan	100,000	—	—
Distributions	(21,298)	(19,850)	(19,313)
Unit repurchases	(691)	(1,663)	(15,217)
Payments of debt issue costs	(2,422)	(2,382)	(36)

Net cash used in financing activities	(54,959)	(23,895)	(34,566)

Net increase (decrease) in cash	51,509	(36,058)	(23,034)
Cash and equivalents at beginning of period	48,999	85,057	108,091

Cash and equivalents at end of period	$100,508	$48,999	$85,057

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a full service provider specializing in the sale of home heating products and services to residential and commercial customers. The Partnership also services and sells heating and air conditioning equipment to its home heating oil and propane customers and to a lesser extent, provides these offerings to customers outside of our home heating oil and propane customer base. In certain of our marketing areas, we provide home security and plumbing services primarily to our home heating oil and propane customer base. We also sell diesel fuel, gasoline and home heating oil on a delivery only basis. These products and services are offered through our home heating oil and propane locations. The Partnership has one reportable segment for accounting purposes. We are the nation’s largest retail distributor of home heating oil based upon sales volume. Including our propane locations, we serve customers in the more northern and eastern states within the Northeast, Central and Southeast U.S. regions.

The Partnership is organized as follows:

•	The Partnership is a master limited partnership, which at September 30, 2015, had outstanding 57.3 million Common Units (NYSE: “SGU”), representing 99.43% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.57% general partner interest in Star Gas Partners. The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•	The Partnership owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. The Partnership’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast, Central and Southeast region retail distributor of home heating oil and propane that at September 30, 2015, served approximately 458,000 full-service residential and commercial home heating oil and propane customers. Petro also sold diesel fuel, gasoline and home heating oil to approximately 76,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers and provided ancillary home services, including home security and plumbing, to approximately 25,000 customers.

•	Petroleum Heat and Power Co., Inc. (“PH&P”) is a 100% owned subsidiary of the Partnership. Petro is the borrower and the Partnership is the guarantor of the third amended and restated credit agreement’s $100 million five-year senior secured term loan and the $300 million ($450 million during the heating season of December through April of each year) revolving credit facility, both due July 30, 2020. (See Note 11—Long-Term Debt and Bank Facility Borrowings)

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

Cash equivalents, Receivables, Revolving Credit Facility Borrowings, and Accounts Payable

The carrying amount of cash equivalents, receivables, revolving credit facility borrowings, and accounts payable approximates fair value because of the short maturity of these instruments.

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

Deferred Charges

Deferred charges represent the costs associated with the issuance of the revolving credit facility and are amortized over the life the facility.

Advertising and Direct Mail Expenses

Advertising and direct mail costs are expensed as they are incurred. Advertising and direct mail expenses were $14.5 million, $12.5 million, and $10.5 million, in 2015, 2014, and 2013, respectively and are recorded in delivery and branch expenses.

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

For fiscal years 2016 and 2017 the Partnership has a weather hedge contract with Swiss Re under which we are entitled to receive a payment of $35,000 per heating degree-day shortfall, when the total number of heating degree-days in the hedge period is less than approximately 92.5% of the ten year average, the Payment Threshold. The hedge covers the period from November 1, through March 31, taken as a whole, for each respective fiscal year, and has a maximum payout of $12.5 million for each respective fiscal year.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires retrospective application and represents a change in accounting principle. The update is effective for our annual reporting period beginning in the first quarter of fiscal 2017, with early adoption permitted. The Partnership expects the impact of ASU No. 2015-03 will be limited to the presentation of debt issuance cost on its balance sheet.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The update changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2018, with early adoption permitted. The Partnership does not expect ASU No. 2015-11 to have a material impact on its consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquiring entity to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquiring entity is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, the acquiring entity is to present separately on the face of its income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2017. The Partnership does not expect ASU No. 2015-16 to have a material impact on its consolidated financial statements and related disclosures.

In November 2015, FASB issued ASU 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes, which eliminates the requirement for companies to present deferred tax assets and liabilities as current and non-current in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2018, with early adoption permitted. The standard permits the use of either the prospective or retrospective transition method. The Partnership is evaluating the effect that ASU No. 2015-17 will have on its consolidated financial statements and related disclosures. The Partnership has not yet selected a transition method nor has it determined the timing of adoption.

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

The Partnership is obligated to meet certain financial covenants under the third amended and restated credit agreement. The Partnership must maintain excess availability of at least 15.0% of the revolving commitment then in effect and a fixed charge coverage ratio of 1.15 in order to make any distributions to unitholders.

For fiscal 2015, 2014, and 2013, cash distributions declared per common unit were $0.365, $0.34, and $0.32, respectively.

For fiscal 2015, 2014, and 2013, $0.3 million, $0.2 million, and $0.2 million, respectively, of incentive distributions were paid to the general partner, exclusive of amounts paid subject to the Management Incentive Plan.

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

Under the Partnership’s third amended and restated credit agreement dated July 30, 2015, in order to repurchase Common Units we must maintain Availability (as defined in the amended and restated credit agreements) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase. The Partnership was in compliance with this covenant (or the equivalent covenant under the credit agreement then in effect) for all unit repurchases made during the twelve months ended September 30, 2015.

The following table shows repurchases under Plan III.

(in thousands, except per unit amounts) Period	Total Number of Units Purchased (a)	Average Price Paid per Unit (b)	Maximum Number of Units that May Yet Be Purchased
Plan III - Number of units authorized			4,894
Private transaction - Number of units authorized			1,150

			6,044

Plan III - Fiscal years 2012 to 2014 total (c)	3,619	$4.69	2,425

Plan III - First quarter fiscal year 2015 total	123	$5.64	2,302

Plan III - Second quarter fiscal year 2015 total	—	$—	2,302

Plan III - Third quarter fiscal year 2015 total	—	$—	2,302

Plan III - Fourth quarter fiscal year 2015 total	—	$—	2,302

Plan III - Fiscal year 2015 total	123	$5.64	2,302

(a)	Units were repurchased as part of a publicly announced program, except as noted in a private transaction.
(b)	Amounts include repurchase costs.
(c)	Includes 1.4 million common units acquired in a private transaction.

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

As of September 30, 2015, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Partnership held the following derivative instruments that settle in future months to match anticipated sales: 6.8 million gallons of swap contracts with a notional value of $12.7 million and a fair value of $(1.9) million, 7.2 million gallons of call options with a notional value of $17.1 million and a fair value of $0.1 million, 5.5 million gallons of put options with a notional value of $6.5 million and a fair value of $0.2 million, and 94.6 million net gallons of synthetic call options with an average notional value of $183.9 million and a fair value of $(12.0) million. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of September 30, 2015, had 1.8 million gallons of purchased swap contracts with a notional value of $3.4 million and a fair value of $(0.5) million, 8.9 million gallons of purchased future contracts with a notional value of $17.2 million and a fair value of $(2.0) million, and 32.0 million gallons of sold future contracts with a notional value of $54.1 million and a fair value of $2.9 million that settle in future months. In addition to the previously described hedging instruments, to lock-in the differential between high sulfur home heating oil and ultra low sulfur diesel, the Partnership as of September 30, 2015, had 12.3 million gallons of spread contracts (simultaneous long and short positions) with an average notional value of $18.3 million and a net fair value of $(0.5) million. To hedge its internal fuel usage and other related activities for fiscal 2016, the Partnership, as of September 30, 2015, had 6.0 million gallons of swap contracts with a notional value of $11.1 million and a fair value of $(1.9) million that settle in future months.

As of September 30, 2014, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Partnership held the following derivative instruments that settle in future months to match anticipated sales: 13.9 million gallons of swap contracts with a notional value of $39.9 million and a fair value of $(2.9) million, 3.1 million gallons of call options with a notional value of $10.8 million and a fair value of $0.01 million, 8.5 million gallons of put options with a notional value of $19.3 million and a fair value of $0.1 million, and 83.8 million net gallons of synthetic call options with a notional value of $252.3 million and a fair value of $(28.8) million. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of September 30, 2014, had 18.7 million gallons of sold future contracts with a notional value of $52.0 million and a fair value of $2.3 million that settle in future months. In addition to the previously described hedging instruments, to lock-in the differential between high sulfur home heating oil and ultra low sulfur diesel, the Partnership as of September 30, 2014, had 12.4 million net gallons of corresponding purchased and sold swap contracts with an average notional value of $36.2 million and a net fair value of $(0.2) million. To hedge its internal fuel usage for fiscal 2015, the Partnership as of September 30, 2014, had 4.3 million gallons of swap contracts with a notional value of $12.0 million and a fair value of $(0.9) million that settle in future months.

The Partnership’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Munich Re Trading LLC, Regions Financial Corporation, Societe Generale, and Wells Fargo Bank, N.A. The Partnership assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Partnership generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At September 30, 2015, the aggregate cash posted as collateral in the normal course of business at counterparties was $2.8 million. Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of September 30, 2015, $15.3 million of hedge positions and payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Balance Sheet Location	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2
Asset Derivatives at September 30, 2015
Commodity contracts	Fair asset and fair liability value of derivative instruments	$26,628	$930	$25,698
Commodity contracts	Long-term derivative assets included in the other long-term liabilities balance	4,975	2,017	2,958

Commodity contract assets at September 30, 2015		$31,603	$2,947	$28,656

Liability Derivatives at September 30, 2015
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(41,270)	$—	$(41,270)
Commodity contracts	Cash collateral	2,758	2,758	—
Commodity contracts	Long-term derivative liabilities included in the other long-term liabilities balance	(5,977)	(2,038)	(3,939)

Commodity contract liabilities at September 30, 2015		$(44,489)	$720	$(45,209)

Asset Derivatives at September 30, 2014
Commodity contracts	Fair asset and fair liability value of derivative instruments	$26,263	$2,328	$23,935

Commodity contract assets at September 30, 2014		$26,263	$2,328	$23,935

Liability Derivatives at September 30, 2014
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(36,279)	$—	$(36,279)

Commodity contract liabilities at September 30, 2014		$(36,279)	$—	$(36,279)

The Partnership’s derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$935	$—	$935	$—	$—	$935
Fair liability value of derivative instruments	25,693	(38,512)	(12,819)	—	—	(12,819)
Long-term derivative liabilities included in other long-term liabilities, net	4,975	(5,977)	(1,002)			(1,002)

Total at September 30, 2015	$31,603	$(44,489)	$(12,886)	$—	$—	$(12,886)

Fair asset value of derivative instruments	$2,342	$—	$2,342	$—	$—	$2,342
Fair liability value of derivative instruments	23,921	(36,279)	(12,358)	—	—	(12,358)

Total at September 30, 2014	$26,263	$(36,279)	$(10,016)	$—	$—	$(10,016)

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized Years Ended September 30,
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	2015	2014	2013

Commodity contracts	Cost of product (a)	$13,368	$11,781	$17,769
Commodity contracts	Cost of installations and service (a)	$1,831	$(202)	$(440)
Commodity contracts	Delivery and branch expenses (a)	$2,098	$(104)	$(286)

Commodity contracts	(Increase) / decrease in the fair value of derivative instruments	$4,187	$6,566	$6,775

(a)	Represents realized closed positions and includes the cost of options as they expire.

6) Inventories

The Partnership’s product inventories are stated at the lower of cost or market computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost or market using the FIFO method. The components of inventory were as follows (in thousands):

	September 30,
	2015	2014
Product	$35,599	$39,802
Parts and equipment	20,072	19,438

Total inventory	$55,671	$59,240

Product inventories were comprised of 21.7 million gallons and 14.3 million gallons on September 30, 2015 and September 30, 2014, respectively. The Partnership has market price based product supply contracts for approximately 283.8 million gallons of home heating oil and propane, and 21.7 million gallons of diesel and gasoline, which it expects to fully utilize to meet its requirements over the next twelve months.

During fiscal 2015, Global Companies LLC and NIC Holding Corp. provided approximately 12% and 10%, respectively, of our petroleum product purchases. No other single supplier provided more than 10% of our product supply during fiscal 2015. During fiscal 2014, Global Companies LLC and NIC Holding Corp. provided approximately 17% and 11%, respectively, of our petroleum product purchases.

7) Property and Equipment

The components of property and equipment and their estimated useful lives were as follows (in thousands):

	September 30,
	2015	2014
Land and land improvements	$17,054	$16,884
Buildings and leasehold improvements	31,288	30,877
Fleet and other equipment	56,845	54,685
Tanks and equipment	29,823	26,204
Furniture, fixtures and office equipment	44,621	41,657

Total	179,631	170,307
Less accumulated depreciation	111,508	102,888

Property and equipment, net	$68,123	$67,419

Depreciation expense was $11.4 million, $10.1 million, and $8.1 million, for the fiscal years ended September 30, 2015, 2014, and 2013, respectively.

8) Business Combinations

During fiscal 2015, the Partnership acquired two heating oil and propane dealers (with one dealer also having motor fuel accounts) for an aggregate purchase price of approximately $21.1 million. The final gross allocation of the purchase price of both heating oil and propane dealers was $20.7 million to intangible assets, $2.5 million to fixed assets and reduced by $2.1 million for working capital credits. Each acquired company’s operating results are included in the Partnership’s consolidated financial statements starting on its acquisition date. Customer lists, other intangibles and trade names are amortized on a straight-line basis over seven to twenty years.

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

(in thousands)	As of Acquisition Date
Trade accounts receivable	$49,010
Inventories	5,143
Other current assets	2,984
Property and equipment	17,263
Customer lists, trade names and other intangibles	44,400
Other long term assets	1,778
Current liabilities	(31,096)

Total net identifiable assets acquired	$89,482

Total consideration	$97,650
Less: Total net identifiable assets acquired	89,482

Goodwill	$8,168

During fiscal 2013, the Partnership acquired two heating oil dealers for an aggregate purchase price of approximately $1.4 million. The gross purchase price was allocated $1.3 million to intangible assets, $0.2 million to fixed assets and reduced by $0.1 million for working capital credits.

9) Goodwill and Other Intangible Assets

Goodwill

The Partnership performs a qualitative, and when necessary quantitative, impairment test on its goodwill annually on August 31st. This qualitative assessment includes reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. Under FASB ASC 350-10-05 Intangibles-Goodwill and Other, goodwill impairment if any, needs to be determined if the net book value of a reporting unit exceeds its estimated fair value. If goodwill of a reporting unit is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill.

The Partnership performed its annual goodwill impairment valuation in each of the periods ending August 31, 2015, 2014, and 2013, and it was determined based on each year’s analysis that there was no goodwill impairment.

A summary of changes in the Partnership’s goodwill during the fiscal years ended September 30, 2015 and 2014 are as follows (in thousands):

Balance as of September 30, 2013	$201,130
Fiscal year 2014 business combination	8,201

Balance as of September 30, 2014	209,331

Fiscal year 2015 business combinations	1,714

Balance as of September 30, 2015	$211,045

Intangibles, net

Intangible assets subject to amortization consist of the following (in thousands):

	September 30,
	2015			2014
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists	$322,027	$236,438	$85,589	$304,699	$224,215	$80,484
Trade names and other intangibles	26,774	5,046	21,728	24,070	3,771	20,299

Total	$348,801	$241,484	$107,317	$328,769	$227,986	$100,783

Amortization expense for intangible assets was $13.5 million, $11.5 million, and $9.2 million, for the fiscal years ended September 30, 2015, 2014, and 2013, respectively. At September 30, 2015 the weighted average remaining life of customer lists, and of trade names and other intangibles was approximately 7 years and 17 years, respectively. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ended September 30, 2016 and the four succeeding fiscal years ended September 30, is as follows (in thousands):

Amount
2016	$14,968
2017	$14,448
2018	$13,609
2019	$13,374
2020	$11,766

10) Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows (in thousands):

	September 30,
	2015	2014
Accrued wages and benefits	$27,930	$23,926
Accrued insurance and environmental costs	67,101	64,357
Other accrued expenses and other current liabilities	12,714	14,651

Total accrued expenses and other current liabilities	$107,745	$102,934

11) Long-Term Debt and Bank Facility Borrowings

The Partnership’s debt is as follows	September 30,
(in thousands):	2015		2014
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value
Revolving Credit Facility Borrowings (b)	$—	$—	$—	$—
Senior Secured Term Loan (b)	100,000	100,000	—	—
8.875% Senior Notes (c)	—	—	124,572	130,313

Total debt	$100,000	$100,000	$124,572	$130,313

Total short-term portion of debt (b)	$10,000	$10,000	$—	$—

Total long-term portion of debt	$90,000	$90,000	$124,572	$130,313

(a)	The face amount of the Partnership’s variable rate long-term debt approximates fair value.
(b)	On July 30, 2015, the Partnership entered into a third amended and restated asset based credit agreement with a bank syndicate comprised of thirteen participants, which enables the Partnership to borrow up to $300 million ($450 million during the heating season of December through April of each year) on a revolving credit facility for working capital purposes (subject to certain borrowing base limitations and coverage ratios), provides for a $100 million five-year senior secured term loan (the “$100 million Term Loan”), allows for the issuance of up to $100 million in letters of credit, and has a maturity date of July 30, 2020.

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

The interest rate on the third amended and restated revolving credit facility and the term loan is based on a margin over LIBOR or a base rate. At September 30, 2015, the effective interest rate on the term loan was approximately 3.57%

The Commitment Fee on the unused portion of the revolving credit facility is 0.30% from December through April, and 0.20% from May through November.

The third amended and restated credit agreement requires the Partnership to meet certain financial covenants, including a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 as long as the $100 million Term Loan is outstanding or revolving credit facility availability is less than 12.5% of the facility size. In addition, as long as the $100 million Term Loan is outstanding, a senior secured leverage ratio at any time cannot be more than 3.0 as calculated during the quarters ending June or September, and at any time no more than 4.5 as calculated during the quarters ending December or March.

Certain restrictions are also imposed by the agreement, including restrictions on the Partnership’s ability to incur additional indebtedness, to pay distributions to unitholders, to pay certain inter-company dividends or distributions, make investments, grant liens, sell assets, make acquisitions and engage in certain other activities.

(c)	On September 3, 2015, the Partnership and its co-issuer and wholly owned subsidiary SGFC redeemed all of the 8.875% Senior Notes at the then redemption price of 104.438% plus any accrued but unpaid interest. The Partnership recorded a loss of $7.3 million on this transaction, resulting from the $5.5 million redemption price premium, and the related write-offs of $1.5 million in unamortized deferred charges and $0.3 million of unamortized debt discount.

The 8.875% Senior Notes had a December 2017 maturity date and accrued interest at an annual rate of 8.875% (9.0% effective rate) which required semi-annual interest payments on June 1 and December 1 of each year.

At September 30, 2015, $100.0 million of the term loan was outstanding, no amount was outstanding under the revolving credit facility, $15.3 million of hedge positions were secured under the credit agreement, and $54.8 million of letters of credit were issued and outstanding. At September 30, 2014, no amount was outstanding under the revolving credit facility, $14.9 million of hedge positions were secured, and $52.8 million of letters of credit were issued and outstanding.

At September 30, 2015, availability was $176.0 million, the Partnership was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio, and the restricted net assets totaled approximately $280 million. Restricted net assets are assets in the Partnership’s subsidiaries the distribution or transfer of which to Star Gas Partners, L.P. are subject to limitations under its credit agreement. At September 30, 2014, availability was $149.6 million, the Partnership was in compliance with the fixed charge coverage ratio, and the restricted net assets totaled approximately $389 million.

As of September 30, 2015, the maturities including working capital borrowings during fiscal years ending September 30, are set forth in the following table (in thousands):

2016	$10,000
2017	$10,000
2018	$10,000
2019	$10,000
2020	$60,000
Thereafter	$—

12) Employee Benefit Plans

Defined Contribution Plans

The Partnership has several 401(k) and other defined contribution plans that cover eligible non-union and union employees, and makes employer contributions to these plans, subject to IRS limitations. These plans provide for each participant to contribute from 0% to 60% of compensation, subject to IRS limitations. The Partnership’s aggregate contributions to the 401(k) plans during fiscal 2015, 2014, and 2013, were $5.7 million, $5.2 million, and $4.9 million, respectively. The Partnership’s aggregate contribution to the other defined contribution plans for fiscal years 2015, 2014, and 2013, were $0.6 million, $0.5 million and $0.5 million, respectively.

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

The pro rata share payable to each participant under the Plan is based on the number of participation points as described under “Fiscal 2015 Compensation Decisions—Management Incentive Compensation Plan.” The amount paid in Incentive Distributions is governed by the Partnership Agreement and the calculation of Available Cash.

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

The Partnership distributed to management and the general partner Incentive Distributions of approximately $605,000 during fiscal 2015, $447,000 during fiscal 2014, and $330,000 during fiscal 2013. Included in these amounts for fiscal 2015, 2014, and 2013, were distributions under the management incentive compensation plan of $302,000, $223,000, and $165,000, respectively, of which named executive officers received approximately $135,000 during fiscal 2015, $100,000 during fiscal 2014, and $119,000 during fiscal 2013. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its general partner units within the next twelve months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

Multiemployer Pension Plans

At September 30, 2015, approximately 40% of our employees were covered by collective bargaining agreements and approximately 9% of our employees are in collective bargaining agreements that are up for renewal within the next fiscal year. We contribute to various multiemployer union administered pension plans under the terms of collective bargaining agreements that provide for such plans for covered union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the remaining participating employers may be required to bear the unfunded obligations of the plan. If we choose to stop participating in a multiemployer plan, we may be required to pay a withdrawal liability in part based on the underfunded status of the plan.

The following table outlines our participation and contributions to multiemployer pension plans for the periods ended September 30, 2015, 2014 and 2013. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act Zone Status for 2015 and 2014 relates to the plans’ two most recent fiscal year-ends, based on information received from the plans as reported on their Form 5500 Schedule MB. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Certain plans have been aggregated in the All Other Multiemployer Pension Plans line of the following table, as our participation in each of these individual plans is not significant.

For the Westchester Teamsters Pension Fund, Local 553 Pension Fund and Local 463 Pension Fund, we provided more than 5 percent of the total plan contributions from all employers for 2015, 2014 and 2013, as disclosed in the respective plan’s Form 5500. The collective bargaining agreements of these plans require contributions based on the hours worked and there are no minimum contributions required.

		Pension Protection Act Zone Status		FIP / RP Status	Partnership Contributions (in thousands)
Pension Fund	EIN / Pension Plan Number	2015	2014	Pending / Implemented	2015	2014	2013	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreements

New England Teamsters and Trucking Industry Pension Fund	04-6372430 / 001	Red	Red	Yes / Implemented	$3,183	$2,868	$2,709	No	03/31/17 to 09/30/18

Westchester Teamsters Pension Fund	13-6123973 / 001	Green	Green	N/A	877	855	820	No	01/31/19 to 12/31/19

Local 553 Pension Fund	13-6637826 / 001	Green	Green	N/A	2,838	2,649	2,729	No	12/15/16 to 01/15/17

Local 463 Pension Fund	11-1800729 / 001	Green	Green	N/A	171	156	146	No	06/30/16 to 02/28/17

All Other Multiemployer Pension Plans					2,149	1,846	1,614

Total Contributions					$9,218	$8,374	$8,018

Agreement with the New England Teamsters and Trucking Industry Pension Fund

In September 2015, the Teamsters ratified an agreement among certain subsidiaries of the Partnership and the New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”), a multiemployer pension plan in which such subsidiaries participate, providing for the Partnership’s participating subsidiaries to withdraw from the NETTI Fund’s original employer pool and enter the NETTI Fund’s new employer pool. The withdrawal from the original employer pool triggered an undiscounted withdrawal obligation of $48.0 million that is to be paid in equal monthly installments over 30 years, or $1.6 million per year. The annual after tax cash impact of entering into this agreement is a reduction of approximately $0.9 million.

We recorded in the fourth quarter of fiscal 2015, a $17.8 million charge in order to establish a withdrawal liability on our consolidated balance sheet, which represents the present value of the $48.0 million future payment obligation at a discount rate of 8.22%. In addition we recorded a non-cash deferred tax benefit of approximately $7.0 million. The net result of these two non-cash items reduced our net income for fiscal 2015 by $10.8 million.

The NETTI Fund includes over two hundred of our current employees and has been classified as carrying “red zone” status, meaning that the value of NETTI Fund’s assets are less than 65% of the actuarial value of the NETTI Fund’s benefit obligations.

As of September 30, 2015 we had $0.1 million and $17.6 million balances included in the captions accrued expenses and other current liabilities and other long-term liabilities, respectively, on our consolidated balance sheet representing the remaining balance of the NETTI withdrawal liability. Based on the borrowing rates currently available to the Partnership for long-term financing of a similar maturity, the fair value of the NETTI withdrawal liability as of September 30, 2015 was $16.7 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Our status in the newly-established pool of the NETTI Fund is accounted for as participation in a new multiemployer pension plan, and therefore we recognize expense based on the contractually-required contribution for each period, and we recognize a liability for any contributions due and unpaid at the end of a reporting period.

Defined Benefit Plans

The Partnership accounts for its two frozen defined benefit pension plans (“the Plan”) in accordance with FASB ASC 715-10-05 Compensation-Retirement Benefits. The Partnership has no post-retirement benefit plans.

Effective September 30, 2015, the Partnership adopted the Society of Actuaries 2015 Mortality Tables Report and Mortality Improvement Scale, which updated the mortality assumptions that private defined benefit retirement plans in the United States use in the actuarial valuations that determine a plan sponsor’s pension obligations. The updated mortality data reflects lower mortality improvement than assumed in the Society of Actuaries 2014 Mortality Table Report and Improvement Scale, and affected plans generally expect the value of the actuarial obligations to decrease, depending on the specific demographic characteristics of the plan participants and the types of benefits.

The following table provides the net periodic benefit cost for the period, a reconciliation of the changes in the Plan assets, projected benefit obligations, and the amounts recognized in other comprehensive income and accumulated other comprehensive income at the dates indicated using a measurement date of September 30 (in thousands):

Debit / (Credit)	Net Periodic Pension Cost in Income Statement	Cash	Fair Value of Pension Plan Assets	Projected Benefit Obligation	Other Comprehensive (Income) / Loss	Gross Pension Related Accumulated Other Comprehensive Income
Fiscal Year 2013
Beginning balance			$60,303	$(73,051)		$31,865

Interest cost	2,477			(2,477)
Actual return on plan assets	(332)		332
Employer contributions		(3,476)	3,476
Benefit payments			(4,083)	4,083
Investment and other expenses	(285)			285
Difference between actual and expected return on plan assets	(3,475)				3,475
Anticipated expenses	302			(302)
Actuarial gain				7,157	(7,157)
Amortization of unrecognized net actuarial loss	2,655				(2,655)

Annual cost/change	$1,342	$(3,476)	(275)	8,746	$(6,337)	(6,337)

Ending balance			$60,028	$(64,305)		$25,528

Funded status at the end of the year				$(4,277)

Fiscal Year 2014
Interest cost	2,761			(2,761)
Actual return on plan assets	(7,614)		7,614
Employer contributions		(2,014)	2,014
Benefit payments			(4,277)	4,277
Investment and other expenses	(262)			262
Difference between actual and expected return on plan assets	4,472				(4,472)
Anticipated expenses	300			(300)
Actuarial loss				(7,655)	7,655
Amortization of unrecognized net actuarial loss	2,113				(2,113)

Annual cost/change	$1,770	$(2,014)	5,351	(6,177)	$1,070	1,070

Ending balance			$65,379	$(70,482)		$26,598

Funded status at the end of the year				$(5,103)

Fiscal Year 2015
Interest cost	2,762			(2,762)
Actual return on plan assets	(679)		679
Employer contributions		(1,743)	1,743
Benefit payments			(4,013)	4,013
Investment and other expenses	(577)			577
Difference between actual and expected return on plan assets	(2,259)				2,259
Anticipated expenses	327			(327)
Actuarial loss				1,860	(1,860)
Amortization of unrecognized net actuarial loss	2,226				(2,226)

Annual cost/change	$1,800	$(1,743)	(1,591)	3,361	$(1,827)	(1,827)

Ending balance			$63,788	$(67,121)		$24,771

Funded status at the end of the year				$(3,333)

At September 30, 2015 and 2014, the amounts included on the balance sheet in other long-term liabilities were $3.3 million and $5.1 million, respectively.

The $24.8 million net actuarial loss balance at September 30, 2015 for the two frozen defined benefit pension plans in accumulated other comprehensive income will be recognized and amortized into net periodic pension costs as an actuarial loss in future years. The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year is $2.6 million.

	September 30,
Weighted-Average Assumptions Used in the Measurement of the Partnership’s Benefit Obligation	2015	2014	2013
Discount rate at year end date	4.05%	4.05%	4.45%
Expected return on plan assets for the year ended	5.50%	5.75%	7.00%
Rate of compensation increase	N/A	N/A	N/A

The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets determined using fair value.

The Partnership’s expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held, and the current economic environment. For fiscal year 2016, the Partnership’s assumption for return on plan assets will remain at 5.50% per annum.

The discount rate used to determine net periodic pension expense for fiscal year 2015, 2014, and 2013 was 4.05%, 4.45%, and 3.50%, respectively. The discount rate used by the Partnership in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments.

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

The Partnership had no Level 2 or Level 3 pension plan assets during the three years ended September 30, 2015. The fair values and percentage of the Partnership’s pension plan assets by asset category are as follows (in thousands):

	September 30,
	2015		2014
Asset Category	Level 1	Concentration Percentage	Level 1	Concentration Percentage
Corporate and U.S. government bond fund (1)	$51,477	81%	$52,204	79%
U.S. large-cap equity (1)	8,932	14%	9,774	15%
International equity (1)	2,832	4%	3,093	5%
Cash	547	1%	308	1%

Total	$63,788	100%	$65,379	100%

(1)	Represent investments in Vanguard funds that seek to replicate the asset category description.

The Partnership is not obligated to make a minimum required contribution in fiscal year 2016, and currently does not expected to make an optional pension contribution.

Expected benefit payments over each of the next five years will total approximately $4.5 million per year. Expected benefit payments for the five years thereafter will aggregate approximately $20.5 million.

13) Income Taxes

Income tax expense is comprised of the following for the indicated periods (in thousands):

	Years Ended September 30,
	2015	2014	2013
Current:
Federal	$28,793	$19,747	$14,486
State	8,143	4,909	3,759
Deferred	(4,101)	659	1,676

	$32,835	$25,315	$19,921

The provision for income taxes differs from income taxes computed at the Federal statutory rate as a result of the following (in thousands):

	Years Ended September 30,
	2015	2014	2013
Income from continuing operations before taxes	$70,391	$61,399	$49,827

Provision for income taxes:
Tax at Federal statutory rate	$24,637	$21,490	$17,440
Impact of Partnership loss not subject to federal income taxes	3,228	628	97
State taxes net of federal benefit	4,922	3,310	3,192
Permanent differences	78	57	37
Deferred tax benefit	(3,179)	—	—
Change in valuation allowance	3,027	—	(658)
Change in unrecognized tax benefit	81	(113)	55
Other	41	(57)	(242)

	$32,835	$25,315	$19,921

The components of the net deferred taxes for the years ended September 30, 2015 and September 30, 2014 using current tax rates are as follows (in thousands):

	September 30,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$7,367	$5,490
Vacation accrual	3,295	2,970
Pension accrual	9,244	2,964
Allowance for bad debts	2,654	3,661
Fair value of derivative instruments	6,773	5,000
Insurance accrual	24,682	22,823
Inventory capitalization	1,038	865
Alternative minimum tax credit carryforward	266	261
Other, net	1,630	2,060

Total deferred tax assets	56,949	46,094
Valuation allowance	(3,027)	—

Net deferred tax assets	$53,922	$46,094

Deferred tax liabilities:
Property and equipment	$2,831	$2,383
Inventory costing method	497	256
Intangibles	34,286	30,495

Total deferred tax liabilities	$37,614	$33,134

Net deferred taxes	$16,308	$12,960

In order to fully realize the net deferred tax assets, the Partnership’s corporate subsidiaries will need to generate future taxable income. A valuation allowance is recognized if, based on the weight of available evidence including historical tax losses, it is more likely than not that some or all of deferred tax assets will not be realized. The net change in the total valuation allowance for the fiscal year ended September 30, 2015 was an increase of $3.0 million. The valuation allowance did not change in the fiscal year ended September 30, 2014. Based upon a review of a number of factors and all available evidence, including recent historical operating performance, the expectation of sustainable earnings, and the confidence that sufficient positive taxable income would continue in all tax jurisdictions for the foreseeable future, management concludes for the year ended September 30, 2015, it is more likely than not that the Partnership will realize the full benefit of its deferred tax assets, net of existing valuation allowance at September 30, 2015.

As of January 1, 2015, Star Acquisitions, a wholly-owned subsidiary of the Partnership, had a Federal net operating loss carry forward (“NOLs”) of approximately $6.1 million. The Federal NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income but are also subject to annual limitations of between $1.0 million and $2.2 million.

FASB ASC 740-10-05-6 Income Taxes, Uncertain Tax Position, provides financial statement accounting guidance for uncertainty in income taxes and tax positions taken or expected to be taken in a tax return. At September 30, 2015, we did not have unrecognized income tax benefits.

Tax Uncertainties (in thousands)

Balance at September 30, 2014	$900
Additions for tax positions of prior years	124
Reductions due to final settlement of uncertain tax matter	(1,024)

Balance at September 30, 2015	$—

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

14) Lease Commitments

The Partnership has entered into certain operating leases for office space, trucks and other equipment. The future minimum rental commitments at September 30, 2015 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2016	$16,872
2017	14,351
2018	10,558
2019	10,060
2020	7,861
Thereafter	23,867

Total future minimum lease payments	$83,569

Rent expense for the fiscal years ended September 30, 2015, 2014, and 2013, was $18.4 million, $15.9 million, and $14.7 million, respectively.

15) Supplemental Disclosure of Cash Flow Information

	Years Ended September 30,
(in thousands)	2015	2014	2013

Cash paid during the period for:
Income taxes, net	$38,265	$25,518	$16,137
Interest	$16,950	$16,968	$14,376

Non-cash investing activities:
Acquisition of NYC heating oil customer list	$886	$—	$—

Non-cash financing activities:
Increase in interest expense—amortization of debt discount on 8.875% Senior Notes	$112	$112	$103

16) Commitments and Contingencies

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

17) Earnings Per Limited Partner Units

The following table presents the net income allocation and per unit data in accordance with FASB ASC 260-10-45-60 Earnings per Share, Master Limited Partnerships (EITF 03-06):

Basic and Diluted Earnings Per Limited Partner:	Years Ended September 30,
(in thousands, except per unit data)	2015	2014	2013
Net income	$37,556	$36,084	$29,906
Less General Partners’ interest in net income	212	203	159

Net income available to limited partners	37,344	35,881	29,747
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60 *	3,318	3,195	2,010

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$34,026	$32,686	$27,737

Per unit data:
Basic and diluted net income available to limited partners	$0.65	$0.62	$0.50
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60 *	0.06	0.05	0.03

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$0.59	$0.57	$0.47

Weighted average number of Limited Partner units outstanding	57,285	57,476	59,409

*	In any accounting period where the Partnership’s aggregate net income exceeds its aggregate distribution for such period, the Partnership is required as per FASB ASC 260-10-45-60 to present net income per limited partner unit as if all of the earnings for the period were distributed, based on the terms of the Partnership agreement, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective. This allocation does not impact the Partnership’s overall net income or other financial results.

18) Selected Quarterly Financial Data (unaudited)

	Three Months Ended
(in thousands - except per unit data)	Dec. 31, 2014	Mar. 31, 2015	Jun. 30, 2015	Sep. 30, 2015	Total
Sales	$499,217	$762,309	$245,604	$167,161	$1,674,291
Gross profit for product, installation and service	129,285	239,132	59,765	42,521	470,703
Operating income (loss)	30,773	134,095	(10,073)	(61,182)	93,613
Income (loss) before income taxes	26,913	129,876	(13,970)	(72,428)	70,391
Net income (loss)	15,554	75,687	(8,359)	(45,326)	37,556
Limited Partner interest in net income (loss)	15,466	75,259	(8,312)	(45,069)	37,344
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.24	$1.08	$(0.15)	$(0.79)	$0.59

	Three Months Ended
(in thousands - except per unit data)	Dec. 31, 2013	Mar. 31, 2014	Jun. 30, 2014	Sep. 30, 2014	Total
Sales	$520,610	$892,241	$326,511	$222,362	$1,961,724
Gross profit for product, installation and service	108,590	199,645	60,682	37,507	406,424
Operating income (loss)	36,887	93,953	(10,797)	(40,188)	79,855
Income (loss) before income taxes	32,843	89,289	(16,618)	(44,115)	61,399
Net income (loss)	19,288	52,216	(9,592)	(25,828)	36,084
Limited Partner interest in net income (loss)	19,179	51,922	(9,538)	(25,682)	35,881
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.29	$0.75	$(0.17)	$(0.45)	$0.57

(a)	The sum of the quarters do not add-up to the total due to the weighting of Limited Partner Units outstanding, rounding or the theoretical effects of FASB ASC 260-10-45-60 to Master Limited Partners earnings per unit.

19) Subsequent Events

Acquisition

In the first two months of fiscal 2016, the Partnership purchased for cash the customer list and assets of a motor fuel dealer and a propane dealer for an aggregate amount of approximately $7.6 million.

Quarterly Distribution Declared

In October 2015, we declared a quarterly distribution of $0.095 per unit, or $0.38 per unit on an annualized basis, on all Common Units with respect to the fourth quarter of fiscal 2015, payable on November 5, 2015, to holders of record on October 28, 2015. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to Common Unit holders and 10% to the General Partner unit holders (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $5.4 million will be paid to the Common Unit holders, $0.1 million to the General Partner unit holders (including $0.09 million of incentive distribution as provided in our Partnership Agreement) and $0.09 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Schedule I

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	September 30,
(in thousands)	2015	2014

Balance Sheets

ASSETS
Current assets
Cash and cash equivalents	$324	$324
Prepaid expenses and other current assets	210	203

Total current assets	534	527

Investment in subsidiaries (a)	289,744	399,414
Deferred charges and other assets, net	—	2,003

Total Assets	$290,278	$401,944

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accrued expenses	$392	$4,127

Total current liabilities	392	4,127

Long-term debt	—	124,572
Partners’ capital	289,886	273,245

Total Liabilities and Partners’ Capital	$290,278	$401,944

(a)	Investments in Star Acquisitions, Inc. and subsidiaries are recorded in accordance with the equity method of accounting.

Schedule I

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2015	2014	2013

Statements of Operations
Revenues	$—	$—	$—
General and administrative expenses	1,314	1,420	31

Operating loss	(1,314)	(1,420)	(31)
Net interest expense	(10,342)	(11,206)	(11,197)
Amortization of debt issuance costs	(521)	(520)	(474)
Loss on redemption of debt	(7,345)	—	—

Net loss before equity income	(19,522)	(13,146)	(11,702)
Equity income of Star Petro Inc. and subs	57,078	49,230	41,608

Net income	$37,556	$36,084	$29,906

Schedule I

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2015	2014	2013

Statements of Cash Flows

Cash flows provided by (used in) operating activities:

Net cash provided by operating activities (a)	$152,537	$21,513	$34,537

Cash flows provided by (used in) investing activities:

Net cash provided by (used in) investing activities	—	—	—

Cash flows provided by (used in) financing activities:
Distributions	(21,298)	(19,850)	(19,313)
Redemption of debt	(130,548)	—	—
Unit repurchase	(691)	(1,663)	(15,217)

Net cash used in financing activities	(152,537)	(21,513)	(34,530)

Net increase in cash	—	—	7
Cash and cash equivalents at beginning of period	324	324	317

Cash and cash equivalents at end of period	$324	$324	$324

(a) Includes distributions from subsidiaries	$152,537	$21,513	$34,530

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2015, 2014 and 2013

(in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs & Expenses	Other Changes Add (Deduct)		Balance at End of Year

2015	Allowance for doubtful accounts	$9,220	$3,738	$(6,245	) (a)	$6,713
2014	Allowance for doubtful accounts	$7,928	$7,514	$(6,222	) (a)	$9,220
2013	Allowance for doubtful accounts	$6,886	$6,481	$(5,439	) (a)	$7,928

(a)	Bad debts written off (net of recoveries).