Form 10-Q
period 2015-12-31
STAR GAS PARTNERS LP
filed 2016-02-03
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

At January 31, 2016, the registrant had 57,279,052 Common Units outstanding.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
(in thousands)	2015	2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$86,890	$100,508
Receivables, net of allowance of $6,287 and $6,713, respectively	112,141	89,230
Inventories	64,881	55,671
Fair asset value of derivative instruments	405	935
Weather hedge contract receivable	12,500	—
Current deferred tax assets, net	37,460	37,832
Prepaid expenses and other current assets	24,290	25,135

Total current assets	338,567	309,311

Property and equipment, net	69,687	68,123
Goodwill	212,676	211,045
Intangibles, net	107,332	107,317
Deferred charges and other assets, net	12,361	11,236

Total assets	$740,623	$707,032

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$21,624	$25,322
Fair liability value of derivative instruments	21,523	12,819
Current maturities of long-term debt	10,000	10,000
Accrued expenses and other current liabilities	107,486	107,745
Unearned service contract revenue	55,291	44,419
Customer credit balances	88,798	78,207

Total current liabilities	304,722	278,512

Long-term debt	90,000	90,000
Long-term deferred tax liabilities, net	22,028	21,524
Other long-term liabilities	27,123	27,110

Partners’ capital
Common unitholders	319,238	312,713
General partner	(325)	(283)
Accumulated other comprehensive loss, net of taxes	(22,163)	(22,544)

Total partners’ capital	296,750	289,886

Total liabilities and partners’ capital	$740,623	$707,032

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
(in thousands, except per unit data - unaudited)	2015	2014

Sales:
Product	$252,950	$435,012
Installations and services	66,105	64,205

Total sales	319,055	499,217
Cost and expenses:
Cost of product	150,102	309,249
Cost of installations and services	62,912	60,683
(Increase) decrease in the fair value of derivative instruments	5,536	8,290
Delivery and branch expenses	64,194	78,834
Depreciation and amortization expenses	6,766	6,158
General and administrative expenses	6,420	6,056
Finance charge income	(521)	(826)

Operating income	23,646	30,773
Interest expense, net	(1,859)	(3,460)
Amortization of debt issuance costs	(312)	(400)

Income before income taxes	21,475	26,913
Income tax expense	9,417	11,359

Net income	$12,058	$15,554
General Partner’s interest in net income	68	88

Limited Partners’ interest in net income	$11,990	$15,466

Basic and diluted income per Limited Partner Unit (1):	$0.19	$0.24

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	57,281	57,294

(1)	See Note 13 Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,
(in thousands - unaudited)	2015	2014

Net income	$12,058	$15,554

Other comprehensive income:
Unrealized gain on pension plan obligation (1)	648	556
Tax effect of unrealized gain on pension plan	(267)	(230)

Total other comprehensive income	381	326

Total comprehensive income	$12,439	$15,880

(1)	This item is included in the computation of net periodic pension cost.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Number of Units
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2015	57,282	326	$312,713	$(283)	$(22,544)	$289,886

Net income	—	—	11,990	68	—	12,058
Unrealized gain on pension plan obligation	—	—	—	—	648	648
Tax effect of unrealized gain on pension plan	—	—	—	—	(267)	(267)
Distributions	—	—	(5,442)	(110)	—	(5,552)
Retirement of units (1)	(3)	—	(23)	—	—	(23)

Balance as of December 31, 2015 (unaudited)	57,279	326	$319,238	$(325)	$(22,163)	$296,750

(1)	See Note 3 - Common Unit Repurchase and Retirement.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
(in thousands - unaudited)	2015	2014

Cash flows provided by (used in) operating activities:
Net income	$12,058	$15,554

Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	5,536	8,290
Depreciation and amortization	7,078	6,558
Provision for losses on accounts receivable	(636)	236
Change in deferred taxes	609	230
Change in weather hedge contract receivable	(12,500)	—
Changes in operating assets and liabilities:
Increase in receivables	(22,263)	(58,241)
Increase in inventories	(9,064)	(8,633)
(Increase) decrease in other assets	1,091	(5,565)
Increase (decrease) in accounts payable	(3,020)	20,261
Increase (decrease) in customer credit balances	10,427	(5,862)
Increase in other current and long-term liabilities	13,883	13,752

Net cash provided by (used in) operating activities	3,199	(13,420)

Cash flows provided by (used in) investing activities:
Capital expenditures	(3,206)	(1,772)
Proceeds from sales of fixed assets	23	88
Acquisitions	(7,615)	—

Net cash used in investing activities	(10,798)	(1,684)

Cash flows provided by (used in) financing activities:
Distributions	(5,552)	(5,098)
Unit repurchases	(23)	(691)
Customer retainage payments	(235)	—
Payments of debt issue costs	(209)	—

Net cash used in financing activities	(6,019)	(5,789)

Net decrease in cash and cash equivalents	(13,618)	(20,893)

Cash and cash equivalents at beginning of period	100,508	48,999

Cash and cash equivalents at end of period	$86,890	$28,106

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

The Partnership is organized as follows:

•	The Partnership is a master limited partnership, which as of December 31, 2015, had outstanding 57.3 million Common Units (NYSE: “SGU”), representing 99.43% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.57% general partner interest in Star Gas Partners. The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•	The Partnership owns 100% of Star Acquisitions, Inc., a Minnesota corporation (“SA”), that owns 100% of Petro Holdings, Inc., a Minnesota corporation (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. The Partnership’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast, Central and Southeast region retail distributor of home heating oil and propane that as of December 31, 2015, served approximately 458,000 full-service residential and commercial home heating oil and propane customers. Petro also sold diesel fuel, gasoline and home heating oil to approximately 78,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers and provided ancillary home services, including home security and plumbing, to approximately 25,000 customers.

•	Petroleum Heat and Power Co., Inc., a Minnesota corporation (“PH&P”) is a 100% owned subsidiary of the Partnership. PH&P is the borrower and the Partnership is the guarantor of the third amended and restated credit agreement’s $100 million five-year senior secured term loan and the $300 million ($450 million during the heating season of December through April of each year) revolving credit facility, both due July 30, 2020. (See Note 9—Long-Term Debt and Bank Facility Borrowings)

2) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners and its subsidiaries. All material inter-company items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Partnership’s business, the results of operations and cash flows for the three month period ended December 31, 2015, and December 31, 2014, are not necessarily indicative of the results to be expected for the full year.

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

Weather Hedge Contract

To partially mitigate the adverse effect of warm weather on cash flows, the Partnership has used weather hedge contracts for a number of years. Weather hedge contracts are recorded in accordance with the intrinsic value method defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-45-15 Derivatives and Hedging, Weather Derivatives (EITF 99-2). The premium paid is included in the caption prepaid expenses and other current assets in the accompanying balance sheets and amortized over the life of the contract, with the intrinsic value method applied at each interim period.

For fiscal years 2016 and 2017 the Partnership has a weather hedge contract with Swiss Re under which the Partnership is entitled to receive a payment of $35,000 per heating degree-day shortfall, when the accumulated number of heating degree-days in the entire hedge period is less than approximately 92.5% of the ten year average, the Payment Threshold as defined in the contract. The hedge covers the five month period from November 1, through March 31, taken as a whole, for each respective fiscal year. The ultimate amount due to the Partnership (if any) is based on the entire five month accumulated calculation for the hedge period and has a maximum payout of $12.5 million for each respective fiscal year. In accordance with ASC 815-45-15, as of December 31, 2015, the Partnership recorded a credit of $12.5 million under this contract that reduced delivery and branch expenses. The final credit (if any) for fiscal 2016 may be lower than this amount depending on the actual heating degree-days recorded in the period January 1, 2016 through March 31, 2016. If the heating degree-days in this period approximate normal, the credit will be reduced to approximately $5.2 million. If temperatures in this period are colder than expected, then the additional heating degree-days could reduce the credit further, possibly even to zero. Temperatures recorded for January 2016, were slightly warmer than expected.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of December 31, 2015 we had $0.1 million and $17.6 million balances included in the captions accrued expenses and other current liabilities and other long-term liabilities, respectively, on our condensed consolidated balance sheet representing the remaining balance of the NETTI withdrawal liability. Based on the borrowing rates currently available to the Partnership for long-term financing of a similar maturity, the fair value of the NETTI withdrawal liability as of December 31, 2015 was $16.0 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2019, with early adoption permitted beginning in the first quarter of fiscal 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Partnership has not yet selected a transition method nor has it determined the timing of adoption.

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

3) Common Unit Repurchase and Retirement

In July 2012, the Board authorized the repurchase of up to 3.0 million of the Partnership’s Common Units (“Plan III”). In July 2013, the Board authorized the repurchase of an additional 1.9 million Common Units under Plan III. The authorized Common Unit repurchases may be made from time to time in the open market, in privately negotiated transactions or in such other manner deemed appropriate by management. There is no guarantee of the exact number of units that will be purchased under the program and the Partnership may discontinue purchases at any time. The program does not have a time limit. The Board may also approve additional purchases of units from time to time in private transactions. The Partnership’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the Common Units purchased in the repurchase program will be retired.

Under the Partnership’s third amended and restated credit agreement dated July 30, 2015, in order to repurchase Common Units we must maintain Availability (as defined in the amended and restated credit agreements) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is in effect) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase. The Partnership was in compliance with this covenant for all unit repurchases made during the three months ended December 31, 2015.

The following table shows repurchases under Plan III.

(in thousands, except per unit amounts) Period	Total Number of Units Purchased (a)	Average Price Paid per Unit (b)	Maximum Number of Units that May Yet Be Purchased
Plan III - Number of units authorized			4,894
Private transaction - Number of units authorized			1,150

			6,044

Plan III - Fiscal years 2012 to 2015 total (c)	3,742	$4.72	2,302

Plan III - October 2015	—	$—	2,302
Plan III - November 2015	—	$—	2,302
Plan III - December 2015	3	$7.02	2,299

Plan III - First quarter fiscal year 2016 total	3	$7.02	2,299

(a)	Units were repurchased as part of a publicly announced program, except as noted in a private transaction.
(b)	Amounts include repurchase costs.
(c)	Includes 1.4 million common units acquired in a private transaction.

4) Derivatives and Hedging—Disclosures and Fair Value Measurements

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

As of December 31, 2015, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Partnership held the following derivative instruments that settle in future months to match anticipated sales: 10.1 million gallons of swap contracts, 8.2 million gallons of call options, 6.0 million gallons of put options, and 98.9 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of December 31, 2015, had 1.4 million gallons of long swap contracts, 24.6 million gallons of long future contracts, and 57.1 million gallons of short future contracts that settle in future months. In addition to the previously described hedging instruments, to lock-in the differential between high sulfur home heating oil and ultra low sulfur diesel, the Partnership as of December 31, 2015, had 8.4 million gallons of spread contracts (simultaneous long and short positions). To hedge its internal fuel usage and other related activities for fiscal 2016, the Partnership, as of December 31, 2015, had 4.4 million gallons of swap contracts that settle in future months.

As of December 31, 2014, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Partnership held the following derivative instruments that settle in future months to match anticipated sales: 12.4 million gallons of swap contracts, 5.6 million gallons of call options, 7.7 million gallons of put options, and 94.1 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of December 31, 2014, had 29.6 million gallons of long future contracts, and 55.1 million gallons of short future contracts that settle in future months. To hedge its internal fuel usage for fiscal 2015, the Partnership as of December 31, 2014, had 2.9 million gallons of swap contracts that settle in future months.

The Partnership’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Munich Re Trading LLC, Regions Financial Corporation, Societe Generale, and Wells Fargo Bank, N.A. The Partnership assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Partnership generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At December 31, 2015, the aggregate cash posted as collateral in the normal course of business at counterparties was $2.6 million ($2.3 million recorded in prepaid expenses and other current assets and $0.3 million recorded in fair liability value of derivative instruments). Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of December 31, 2015, $24.8 million of hedge positions and payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Balance Sheet Location	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2
Asset Derivatives at December 31, 2015
Commodity contracts	Fair asset and fair liability value of derivative instruments	$51,220	$6,670	$44,550
Commodity contracts	Long-term derivative assets included in the other long-term liabilities balance	9,216	4,586	4,630

Commodity contract assets at December 31, 2015		$60,436	$11,256	$49,180

Liability Derivatives at December 31, 2015
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(72,658)	$(6,265)	$(66,393)
Commodity contracts	Cash collateral	320	320	—
Commodity contracts	Long-term derivative liabilities included in the other long-term liabilities balance	(9,041)	(3,489)	(5,552)

Commodity contract liabilities at December 31, 2015		$(81,379)	$(9,434)	$(71,945)

Asset Derivatives at September 30, 2015
Commodity contracts	Fair asset and fair liability value of derivative instruments	$26,628	$930	$25,698
Commodity contracts	Long-term derivative assets included in the other long-term liabilities balance	4,975	2,017	2,958

Commodity contract assets at September 30, 2015		$31,603	$2,947	$28,656

Liability Derivatives at September 30, 2015
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(41,270)	$—	$(41,270)
Commodity contracts	Cash collateral	2,758	2,758	—
Commodity contracts	Long-term derivative liabilities included in the other long-term liabilities balance	(5,977)	(2,038)	(3,939)

Commodity contract liabilities at September 30, 2015		$(44,489)	$720	$(45,209)

The Partnership’s derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$6,670	$(6,265)	$405	$—	$—	$405
Long-term derivative assets included in deferred charges and other assets, net	$5,162	$(3,918)	$1,244	$—	$—	$1,244
Fair liability value of derivative instruments	44,550	(66,073)	(21,523)	—	—	(21,523)
Long-term derivative liabilities included in other long-term liabilities, net	4,054	(5,123)	(1,069)			(1,069)

Total at December 31, 2015	$60,436	$(81,379)	$(20,943)	$—	$—	$(20,943)

Fair asset value of derivative instruments	$935	$—	$935	$—	$—	$935
Fair liability value of derivative instruments	25,693	(38,512)	(12,819)	—	—	(12,819)
Long-term derivative liabilities included in other long-term liabilities, net	4,975	(5,977)	(1,002)			(1,002)

Total at September 30, 2015	$31,603	$(44,489)	$(12,886)	$—	$—	$(12,886)

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014

Commodity contracts	Cost of product (a)	$(3,434)	$(6,805)
Commodity contracts	Cost of installations and service (a)	$226	$486
Commodity contracts	Delivery and branch expenses (a)	$315	$474

Commodity contracts	(Increase) / decrease in the fair value of derivative instruments	$5,536	$8,290

(a)	Represents realized closed positions and includes the cost of options as they expire.

5) Inventories

The Partnership’s product inventories are stated at the lower of cost or market computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost or market using the FIFO method. The components of inventory were as follows (in thousands):

	December 31, 2015	September 30, 2015
Product	$44,656	$35,599
Parts and equipment	20,225	20,072

Total inventory	$64,881	$55,671

6) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	December 31, 2015	September 30, 2015
Property and equipment	$178,356	$179,631
Less: accumulated depreciation	108,669	111,508

Property and equipment, net	$69,687	$68,123

7) Business Combination

During fiscal 2016, the Partnership acquired a motor fuel dealer and a propane dealer for an aggregate purchase price of approximately $7.6 million. The gross purchase price was allocated $3.8 million to intangible assets, $1.6 million to goodwill, $2.1 million to fixed assets and $0.1 million to working capital. The acquired company’s operating results are included in the Partnership’s consolidated financial statements starting on its acquisition date, and are not material to the Partnership’s financial condition, results of operations, or cash flows.

8) Goodwill and Intangibles, net

Goodwill

A summary of changes in the Partnership’s goodwill is as follows (in thousands):

Balance as of September 30, 2015	$211,045
Fiscal year 2016 business combination	1,631

Balance as of December 31, 2015	$212,676

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	December 31, 2015			September 30, 2015
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists	$325,594	$239,868	$85,726	$322,027	$236,438	$85,589
Trade names and other intangibles	26,998	5,392	21,606	26,774	5,046	21,728

Total	$352,592	$245,260	$107,332	$348,801	$241,484	$107,317

Amortization expense for intangible assets was $3.8 million for the three months ended December 31, 2015, compared to $3.3 million for the three months ended December 31, 2014.

9) Long-Term Debt and Bank Facility Borrowings

The Partnership’s debt is as follows	December 31,		September 30,
(in thousands):	2015		2015
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$—	$—	$—	$—
Senior Secured Term Loan	100,000	100,000	100,000	100,000

Total debt	$100,000	$100,000	$100,000	$100,000

Total short-term portion of debt	$10,000	$10,000	$10,000	$10,000

Total long-term portion of debt	$90,000	$90,000	$90,000	$90,000

(a)	The face amount of the Partnership’s variable rate long-term debt approximates fair value.

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

The interest rate on the third amended and restated revolving credit facility and the term loan is based on a margin over LIBOR or a base rate. At December 31, 2015, the effective interest rate on the term loan was approximately 3.57%.

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

At December 31, 2015, $100.0 million of the term loan was outstanding, no amount was outstanding under the revolving credit facility, $24.8 million of hedge positions were secured under the credit agreement, and $52.4 million of letters of credit were issued and outstanding. At September 30, 2015, $100.0 million of the term loan was outstanding, no amount was outstanding under the revolving credit facility, $15.3 million of hedge positions were secured under the credit agreement, and $54.8 million of letters of credit were issued and outstanding.

At December 31, 2015, availability was $184.2 million, and the Partnership was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio. At September 30, 2015, availability was $176.0 million, and the Partnership was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio.

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

The current and deferred income tax expenses for the three months ended December 31, 2015, and 2014 are as follows:

	Three Months Ended December 31,
(in thousands)	2015	2014

Income before income taxes	$21,475	$26,913

Current tax expense	$8,809	$11,129
Deferred tax expense	608	230

Total tax expense	$9,417	$11,359

As of January 1, 2016, Star Acquisitions, Inc., a wholly-owned subsidiary of the Partnership, had an estimated Federal net operating loss carry forward (“NOLs”) of approximately $3.9 million. The Federal NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income but are also subject to annual limitations of between $1.0 million and $2.2 million.

Due to a change in a state tax law enacted in December 2015, the Partnership increased its valuation allowance by $0.5 million to a balance of $3.5 million at December 31, 2015.

At December 31, 2015, we did not have unrecognized income tax benefits.

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

11) Supplemental Disclosure of Cash Flow Information

	Three Months Ended December 31,
(in thousands)	2015	2014

Cash paid during the period for:
Income taxes, net	$2,238	$11,116
Interest	$1,566	$6,233

Non-cash investing activities:
Acquisition of NYC heating oil customer list	$—	$886

Non-cash operating activities:
Increase in interest expense—amortization of debt discount on 8.875% Senior Notes and amortization of deferred charges on senior secured term loan	$71	$30

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

The following presents the net income allocation and per unit data using this method for the periods presented:

	Three Months Ended
Basic and Diluted Earnings Per Limited Partner:	December 31,
(in thousands, except per unit data)	2015	2014
Net income	$12,058	$15,554
Less General Partner’s interest in net income	68	88

Net income available to limited partners	11,990	15,466

Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	1,231	1,930

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$10,759	$13,536

Per unit data:
Basic and diluted net income available to limited partners	$0.21	$0.27

Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	0.02	0.03

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$0.19	$0.24

Weighted average number of Limited Partner units outstanding	57,281	57,294

14) Subsequent Events

Quarterly Distribution Declared

In January 2016, we declared a quarterly distribution of $0.095 per unit, or $0.38 per unit on an annualized basis, on all Common Units with respect to the first quarter of fiscal 2016, payable on February 5, 2016, to holders of record on February 1, 2016. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to Common Unit holders and 10% to the General Partner unit holders (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $5.4 million will be paid to the Common Unit holders, $0.1 million to the General Partner unit holders (including $0.09 million of incentive distribution as provided in our Partnership Agreement) and $0.09 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

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

Home Heating Oil Price Volatility

In recent years, the wholesale price of home heating oil has been volatile, resulting in increased consumer price sensitivity to heating costs and increased gross customer losses. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces. The price of home heating oil is closely linked to the price refiners pay for crude oil, which is the principal cost component of home heating oil. The volatility in the wholesale cost of home heating oil, as measured by the New York Mercantile Exchange (“NYMEX”), for the fiscal years ending September 30, 2012 through December 31, 2015, on a quarterly basis, is illustrated in the following chart (price per gallon):

	Fiscal 2016(1)		Fiscal 2015(1)		Fiscal 2014(1)		Fiscal 2013 (1)		Fiscal 2012
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$1.08	$1.61	$1.85	$2.66	$2.84	$3.12	$2.90	$3.26	$2.72	$3.17
March 31	—	—	1.62	2.30	2.89	3.28	2.86	3.24	2.99	3.32
June 30	—	—	1.68	2.02	2.85	3.05	2.74	3.09	2.53	3.25
September 30	—	—	1.38	1.84	2.65	2.98	2.87	3.21	2.68	3.24

(1)	Beginning April 1, 2013, the NYMEX contract specifications were changed from high sulfur home heating oil to ultra low sulfur diesel. Ultra low sulfur diesel is similar in composition to ultra low sulfur home heating oil.

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

Impact of Warm Weather on Operating Results; Weather Hedge Contract

Weather conditions have a significant impact on the demand for home heating oil and propane because our customers depend on these products principally for heating purposes. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. Over the last 30 years, the variation in temperatures based on heating degree days in our geographic areas of operations for the three month period ended December 31, have ranged from 32.7% warmer than normal to 19.8% colder than normal. The period from October 1, 2015 through December 31, 2015 was the warmest during the past 30 years. To partially mitigate the adverse effect of warm weather on our cash flows, we have used weather hedging contracts for a number of years. For the fiscal 2016 and 2017 heating seasons, we entered into a weather hedge contract under which we are entitled to receive a payment of $35,000 per heating degree-day shortfall, when the total number of heating degree-days in the period covered is less than approximately 92.5% of the ten year average (the “Payment Threshold”). The hedge covers the period from November 1 through March 31 taken as a whole, and has a maximum payout of $12.5 million. As of December 31, 2015, the Partnership recorded a credit of $12.5 million under this contract that reduced delivery and branch expenses. The final credit (if any) for fiscal 2016 may be lower depending on the accumulation of actual heating degree-days recorded in the period January 1, 2016 through March 31, 2016. If the heating degree-days in this period approximate normal, the credit will be reduced to approximately $5.2 million. If temperatures in this period are colder than expected, then the additional heating degree-days could reduce the credit further, possibly even to zero. Temperatures recorded for January 2016, were slightly warmer than expected.

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

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2016	$27,296	$32,434
2017	24,354	23,852
2018	21,483	18,929
2019	19,674	16,129
2020	17,114	13,814
2021	12,871	12,212

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2016			2015			2014
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	22,800	24,200	(1,400)	27,400	23,100	4,300	25,700	22,700	3,000
Second Quarter	—	—	0	16,000	18,200	(2,200)	16,800	16,700	100
Third Quarter	—	—	0	7,400	14,000	(6,600)	8,100	14,100	(6,000)
Fourth Quarter	—	—	0	13,900	17,900	(4,000)	17,500	18,700	(1,200)

Total	22,800	24,200	(1,400)	64,700	73,200	(8,500)	68,100	72,200	(4,100)

Customer gains and losses as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2016			2015			2014
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	5.0%	5.3%	(0.3%)	6.2%	5.2%	1.0%	6.1%	5.3%	0.8%
Second Quarter	—	—	0.0%	3.6%	4.1%	(0.5%)	3.9%	3.9%	0.0%
Third Quarter	—	—	0.0%	1.7%	3.1%	(1.4%)	1.9%	3.3%	(1.4%)
Fourth Quarter	—	—	0.0%	3.1%	4.0%	(0.9%)	4.1%	4.4%	(0.3%)

Total	5.0%	5.3%	(0.3%)	14.6%	16.4%	(1.8%)	16.0%	16.9%	(0.9%)

Net account attrition for the first quarter of fiscal 2016 was 5,700 accounts greater than the first quarter of fiscal 2015. During the three months ended December 31, 2015, the Partnership lost 1,400 accounts (net), or 0.3%, of its home heating oil and propane customer base, compared to the three months ended December 31, 2014 in which the Partnership grew its customer base by 4,300 accounts (net) or 1.0%. For the three months ended December 31, 2015, our gross customer gains were 4,600 accounts less than the prior year’s comparable quarter and our gross customer losses for the first quarter of fiscal 2016 were 1,100 accounts higher than the three months ended December 31, 2015. The three months ended December 31, 2015 were 27.2% warmer than the three months ended December 31, 2014 and 32.7% warmer than normal. In addition, the wholesale cost of product declined by $0.9150 per gallon, or 39.6%, year-over-year. We believe that our gross customer gains and ability to attract new accounts was impacted by the extremely warm weather as potential new accounts did not see a need for the level of service that we can provide. The precipitous drop in the wholesale cost of product also enabled competitors to lower their product offerings to levels that are not currently economically attractive for us. The increase in gross customer losses was largely due to an increase in price losses.

During the three months ended December 31, 2015, we lost 0.5% of our home heating oil accounts to natural gas conversions versus 0.6% during the first quarter of fiscal 2015 and 0.7% for the first quarter of fiscal 2014. Conversions to natural gas may continue as natural gas remains less expensive than home heating oil on an equivalent BTU basis.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Partnership and its subsidiaries and should be read in conjunction with the historical financial and operating data and notes thereto included elsewhere in this Quarterly Report.

Three Months Ended December 31, 2015

Compared to the Three Months Ended December 31, 2014

Volume

For the three months ended December 31, 2015, retail volume of home heating oil and propane decreased by 27.4 million gallons, or 25.5%, to 80.1 million gallons, compared to 107.5 million gallons for the three months ended December 31, 2014. For those locations where the Partnership had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended December 31, 2015 were 27.2% warmer than the three months ended December 31, 2014 and 32.7% warmer than normal, as reported by NOAA. For the twelve months ended December 31, 2015, net customer attrition for the base business was 3.2%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended December 31, 2014	107.5
Acquisitions	4.3
Impact of warmer temperatures	(29.6)
Net customer attrition	(3.1)
Other	1.0

Change	(27.4)

Volume - Three months ended December 31, 2015	80.1

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended December 31, 2015 compared to the three months ended December 31, 2014:

	Three Months Ended
Customers	December 31, 2015	December 31, 2014
Residential Variable	39.5%	38.8%
Residential Price-Protected	47.5%	47.1%
Commercial/Industrial	13.0%	14.1%

Total	100.0%	100.0%

Over the last several years, the Partnership has experienced a shift from our variable pricing plans to our price-protected offerings as customers seek surety of price, which may impact our ability to expand our per gallon margins in the future. The customer mix from recent acquisitions resulted in a slight percentage increase in residential variable volume sold and a slight decrease in the percentage of commercial volume sold.

Volume of other petroleum products increased by 1.5 million gallons, or 5.6%, to 27.3 million gallons for the three months ended December 31, 2015, compared to 25.8 million gallons for the three months ended December 31, 2014 as a decline in the base business of 2.0 million gallons, or 8.0%, was more than offset by acquisitions which contributed 3.5 million gallons. The decline in the base business was largely due to a weather driven decline in low margin wholesale sales.

Product Sales

For the three months ended December 31, 2015, product sales decreased $182.1 million, or 41.9%, to $252.9 million, compared to $435.0 million for the three months ended December 31, 2014, due to a decline in wholesale product costs of $0.9150 per gallon, or 39.6%, and a decline in total volume of 19.5%, which was slightly offset by higher per gallon gross profit margins.

Installations and Services

For the three months ended December 31, 2015, installation and service sales increased $1.9 million, or 3.0%, to $66.1 million, compared to $64.2 million for the three months ended December 31, 2014, due primarily to acquisitions.

Cost of Product

For the three months ended December 31, 2015, cost of product decreased $159.1 million, or 51.5%, to $150.1 million, compared to $309.2 million for the three months ended December 31, 2014, due largely to a $0.9150 per gallon, or 39.6%, decline in wholesale product cost and a decline in total volume of 19.5%.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended December 31, 2015 increased by $0.0811 per gallon, or 7.4%, to $1.1817 per gallon, from $1.1006 per gallon during the three months ended December 31, 2014. The Partnership was able to expand its per gallon margins due to the decline in per gallon wholesale product costs of $0.9150. Over the last 24 months the cost of home heating oil has declined by $2.20 per gallon. Going forward, the Partnership cannot guarantee that the per gallon margins achieved during the three months ended December 31, 2015 are sustainable. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	December 31, 2015		December 31, 2014
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	80.1		107.5

Sales	$206.3	$2.5772	$366.6	$3.4111
Cost	$111.7	$1.3955	$248.3	$2.3105

Gross Profit	$94.6	$1.1817	$118.3	$1.1006

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	27.3		25.9

Sales	$46.6	$1.7072	$68.4	$2.6457
Cost	$38.4	$1.4055	$60.9	$2.3568

Gross Profit	$8.2	$0.3017	$7.5	$0.2889

Total Product	Amount (in millions)		Amount (in millions)
Sales	$253.0		$435.0
Cost	$150.1		$309.2

Gross Profit	$102.8		$125.8

For the three months ended December 31, 2015, total product gross profit was $102.8 million, $22.9 million less than for the three months ended December 31, 2014, as the impact of higher home heating oil and propane margins was more than offset by a decline in home heating oil and propane volume.

Cost of Installations and Services

Total installation costs for the three months ended December 31, 2015 increased by $1.0 million, or 4.8%, to $22.2 million, compared to $21.2 million in installation costs for the three months ended December 31, 2014 due to acquisitions and some growth in the base business. Installation costs as a percentage of installation sales for the three months ended December 31, 2015 and the three months ended December 31, 2014 were 81.8% and 81.9%, respectively.

Service expenses increased to $40.7 million for the three months ended December 31, 2015, or 104.5% of service sales, versus $39.5 million, or 103.1% of service sales for the three months ended December 31, 2014 largely due to acquisitions. We experienced a combined gross profit from service and installation of $3.2 million for the three months ended December 31, 2015 compared to a combined gross profit of $3.5 million for the three months ended December 31, 2014. Management views the service and installation department on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended December 31, 2015, the change in the fair value of derivative instruments resulted in a $5.5 million charge as a decrease in the market value for unexpired hedges (a $9.2 million charge) was reduced by a $3.7 million credit due to the expiration of certain hedged positions.

During the three months ended December 31, 2014, the change in the fair value of derivative instruments resulted in an $8.3 million charge due to the expiration of certain hedged positions (a $4.2 million credit) and a decrease in the market value of unexpired hedges (a $12.5 million charge). The decrease in market value was largely due to the decline in the price of home heating oil.

Delivery and Branch Expenses

For the three months ended December 31, 2015, delivery and branch expenses decreased $14.6 million, or 18.6%, to $64.2 million, compared to $78.8 million for the three months ended December 31, 2014, as an acquisition related increase of $3.0 million was more than offset by lower delivery and branch expenses of $5.1 million related to the decline in volume and a $12.5 million credit recorded under the Partnership’s weather hedge contract. The final credit (if any) for fiscal 2016 may be lower depending on the accumulation of actual heating degree-days recorded in the period January 1, 2016 through March 31, 2016. If the heating degree-days in this period approximate normal, the credit will be reduced to approximately $5.2 million. If temperatures in this period are colder than expected, then the additional heating degree-days could reduce the credit further, possibly even to zero. Temperatures recorded for January 2016, were slightly warmer than expected.

Depreciation and Amortization

For the three months ended December 31, 2015, depreciation and amortization expense increased by $0.6 million, or 9.9%, to $6.8 million, compared to $6.2 million for the three months ended December 31, 2014 due to acquisitions.

General and Administrative Expenses

For the three months ended December 31, 2015, general and administrative expenses increased $0.3 million, to $6.4 million, from $6.1 million for the three months ended December 31, 2014, primarily due to higher staffing and benefits costs and an increase in the Partnership’s frozen pension plan expense, partially offset by a reduction in profit sharing expense.

The Partnership accrues approximately 6% of Adjusted EBITDA as defined in the profit sharing plan for distribution to its employees, and this amount is payable when the Partnership achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in Adjusted EBITDA.

Finance Charge Income

For the three months ended December 31, 2015, finance charge income decreased by $0.3 million, or 37.0%, to $0.5 million compared to $0.8 million for the three months ended December 31, 2014. The decline in the wholesale cost of product and the decline in volume led to lower product sales and thus a decline in accounts receivable balances subject to a finance charge.

Interest Expense, Net

For the three months ended December 31, 2015, interest expense decreased $1.6 million, or 46.3%, to $1.9 million compared to $3.5 million for the three months ended December 31, 2014. In September 2015, the Partnership redeemed its $125.0 million principal amount of 8.875% Senior Notes outstanding due 2017 with proceeds from a new, five year $100.0 million bank term-loan and cash. This refinancing drove the reduction in interest expense due to lower variable rates and lower principle outstanding.

Amortization of Debt Issuance Costs

For the three months ended December 31, 2015, amortization of debt issuance costs was relatively unchanged at $0.3 million compared to the three months ended December 31, 2014.

Income Tax Expense

For the three months ended December 31, 2015, income tax expense decreased by $2.0 million to $9.4 million, from $11.4 million for the three months ended December 31, 2014, primarily due to a decrease in income before income taxes of $5.4 million. The Partnership’s effective income tax rate was 43.9% for the three months ended December 31, 2015 compared to 42.2% for the three months ended December 31, 2014, an increase of 1.7%. This increase in the effective income tax rate was driven by a $0.5 million increase in the valuation allowance due to a change in a state tax law enacted in December 2015.

Net Income

For the three months ended December 31, 2015, net income decreased $3.5 million, or 22.5%, to $12.1 million, from $15.6 million for the three months ended December 31, 2014, due to a decrease in pretax profit of $5.4 million which was reduced by a decline in income tax expense of $2.0 million.

Adjusted EBITDA

For the three months ended December 31, 2015, Adjusted EBITDA decreased by $9.3 million, or 20.5%, to $35.9 million as the impact of higher home heating oil and propane per gallon margins, lower operating expenses in the base business, and the $12.5 million credit recorded under the weather insurance contract were more than offset by the impact on Adjusted EBITDA of the decline in volume attributable to the 27.2% warmer weather. The final credit (if any) for fiscal 2016 may be lower than the $12.5 million recorded depending on the actual heating degree-days recorded in the period January 1, 2016 through March 31, 2016. If the heating degree-days in this period approximate normal, the credit will be reduced to approximately $5.2 million. If temperatures in this period are colder than expected, then the additional heating degree-days could reduce the credit further, possibly even to zero. Temperatures recorded for January 2016, were slightly warmer than expected.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended December 31,
(in thousands)	2015	2014

Net income	$12,058	$15,554
Plus:
Income tax expense	9,417	11,359
Amortization of debt issuance cost	312	400
Interest expense, net	1,859	3,460
Depreciation and amortization	6,766	6,158

EBITDA (a)	30,412	36,931

(Increase) / decrease in the fair value of derivative instruments	5,536	8,290

Adjusted EBITDA (a)	35,948	45,221

Add / (subtract)
Income tax expense	(9,417)	(11,359)
Interest expense, net	(1,859)	(3,460)
Provision for losses on accounts receivable	(636)	236
Increase in accounts receivables	(22,263)	(58,241)
Increase in inventories	(9,064)	(8,633)
Increase (decrease) in customer credit balances	10,427	(5,862)
Change in deferred taxes	609	230
Increase in weather hedge contract receivable	(12,500)	—
Change in other operating assets and liabilities	11,954	28,448

Net cash provided by (used in) operating activities	$3,199	$(13,420)

Net cash used in investing activities	$(10,798)	$(1,684)

Net cash used in financing activities	$(6,019)	$(5,789)

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, multiemployer pension plan withdrawal charge, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products, without regard to financing methods and capital structure;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

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

During the three months ended December 31, 2015, cash provided by operating activities increased by $16.6 million to $3.2 million, when compared to $13.4 million of cash used in operating activities during the three months ended December 31, 2014, as a $18.7 million decrease in cash generated from operations and the timing of cash used to fund accounts payable of $23.3 million was more than offset by a favorable change in cash relating to accounts receivable of $52.3 million (including customer credit balances), and a favorable change in other assets of $6.7 million primarily due to the timing of tax and other payments. The impact of significantly warmer weather and the continuing decline in product costs drove the favorable change in accounts receivable. The warm temperatures experienced in the three months ended December 31, 2015 resulted in a reduction in product purchases and lower accounts payable levels.

Investing Activities

Our capital expenditures for the three months ended December 31, 2015 totaled $3.2 million, as we invested in computer hardware and software ($1.0 million), refurbished certain physical plants ($0.2 million), expanded our propane operations ($0.9 million) and made additions to our fleet and other equipment ($1.1 million). We also completed two acquisitions for $7.6 million and allocated $3.8 million of the gross purchase price to intangible assets, $1.6 million to goodwill, $2.1 million to fixed assets and $0.1 million to working capital.

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

Financing Activities

During the three months ended December 31, 2015, we paid distributions of $5.4 million to our Common Unit holders and $0.1 million to our General Partner unit holders (including $0.09 million of incentive distributions as provided in our Partnership Agreement).

During the three months ended December 31, 2014, we paid distributions of $5.0 million to our Common Unit holders, $0.09 million to our General Partner unit holders (including $0.05 million of incentive distributions as provided in our Partnership Agreement) and repurchased 0.12 million units for $0.7 million in connection with our unit repurchase plan.

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of December 31, 2015 ($86.9 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and repaid from subsequent seasonal reductions in inventory and accounts receivable. As of December 31, 2015, we had no borrowings under our revolving credit facility and $52.4 million in letters of credit were outstanding, primarily for current and future insurance reserves. Our ability to borrow was reduced by $24.5 million to secure hedges with the bank group.

Under the terms of the third amended and restated credit agreement, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the maximum facility size and a fixed charge coverage ratio of not less than 1.1. We must also maintain a senior secured leverage ratio that at any time cannot be more than 3.0 as calculated during the quarters ending June or September, and at any time no more than 4.5 as calculated during the quarters ending December or March. As of December 31, 2015, Availability, as defined in the credit agreement, was $184.2 million, and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for the remainder of fiscal 2016 are estimated to be approximately $6.3 million, excluding the capital requirements for leased fleet. In addition, we plan to invest an additional $2.0 million in our propane operations. Distributions for the balance of fiscal 2016, at the current quarterly level of $0.095 per unit, would result in an aggregate of approximately $16.3 million to Common Unit holders, $0.3 million to our general partner (including $0.26 million of incentive distribution as provided for in our Partnership Agreement) and $0.26 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the general partner. Under the terms of our credit facility, our term loan is repayable in quarterly payments of $2.5 million, and depending on our fiscal 2016 results, we may be required to make an additional payment. (See Note 9—Long-Term Debt and Bank Facility Borrowings) In addition, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

Contractual Obligations and Off-Balance Sheet Arrangements

There has been no material change to Contractual Obligations and Off-Balance Sheet Arrangements since our September 30, 2015, Form 10-K disclosure and therefore, the table has not been included in this Form 10-Q.

Recent Accounting Pronouncements

The following new accounting standards are currently being evaluated by the Partnership, and are more fully described in Note 2. Summary of Significant Accounting Policies - Recent Accounting Pronouncements, of the consolidated financial statements:

•	ASU No. 2014-09, Revenue from Contracts with Customers

•	ASU No. 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs

•	ASU No. 2015-11, Simplifying the Measurement of Inventory

•	ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments

•	ASU 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At December 31, 2015, we had outstanding borrowings totaling $100.0 million, which are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $0.5 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at December 31, 2015, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $0.1 million to a negative fair market value of $(20.8) million; and conversely a hypothetical ten percent decrease in the cost of product would increase the fair market value of these outstanding derivatives by $3.3 million to a negative fair market value of $(17.6) million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and its chief financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2015. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2015 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the

Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in Internal Control over Financial Reporting

On August 4, 2015, the Partnership completed the acquisition of a heating oil and motor fuel dealer. The Partnership is in the early stages of integrating the heating and motor fuel dealer. The Partnership is analyzing, evaluating and, where necessary, will implement changes in controls and procedures relating to the dealer’s business as integration proceeds. As a result, this process may result in additions or changes to our internal control over financial reporting.

Otherwise, there were no changes in our internal control over financial reporting during the Partnership’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

c) Other

The General Partner and the Partnership believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Partnership have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of our general partner have concluded, as of December 31, 2015, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

In the opinion of management, we are not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on our results of operations, financial position or liquidity.

Item 1A.

Risk Factors

In addition to the other information set forth in this Report, investors should carefully review and consider the information regarding certain factors which could materially affect our business, results of operations, financial condition and cash flows set forth in Part I Item 1A. “Risk Factors” in our Fiscal 2015 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6.

Exhibits

(a)	Exhibits Included Within:

31.1	Certification of Chief Executive Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Star Gas Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary Kestrel Heat LLC (Principal Financial Officer)	February 3, 2016

Signature	Title	Date

/s/ Richard G. Oakley Richard G. Oakley	Senior Vice President - Controller Kestrel Heat LLC (Principal Accounting Officer)	February 3, 2016