Form 10-Q
period 2016-03-31
STAR GAS PARTNERS LP
filed 2016-05-04
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-14129

STAR GAS PARTNERS, L.P.

(Exact name of registrants as specified in its charters)

Delaware	06-1437793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West Broad Street, Suite 310 Stamford, Connecticut	06902
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

Large accelerated filer	☐	Accelerated filer	☒

Non- accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At April 30, 2016, the registrant had 57,187,832 Common Units outstanding.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
(in thousands)	2016	2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$146,614	$100,508
Receivables, net of allowance of $6,025 and $6,713, respectively	126,865	89,230
Inventories	45,560	55,671
Fair asset value of derivative instruments	1	935
Weather hedge contract receivable	12,500	—
Current deferred tax assets, net	37,460	37,832
Prepaid expenses and other current assets	27,171	25,135

Total current assets	396,171	309,311

Property and equipment, net	68,855	68,123
Goodwill	212,676	211,045
Intangibles, net	103,487	107,317
Deferred charges and other assets, net	12,832	11,236

Total assets	$794,021	$707,032

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$23,301	$25,322
Fair liability value of derivative instruments	7,989	12,819
Current maturities of long-term debt	10,000	10,000
Accrued expenses and other current liabilities	149,816	107,745
Unearned service contract revenue	50,353	44,419
Customer credit balances	63,154	78,207

Total current liabilities	304,613	278,512

Long-term debt	87,500	90,000
Long-term deferred tax liabilities, net	29,982	21,524
Other long-term liabilities	25,821	27,110

Partners’ capital
Common unitholders	368,009	312,713
General partner	(121)	(283)
Accumulated other comprehensive loss, net of taxes	(21,783)	(22,544)

Total partners’ capital	346,105	289,886

Total liabilities and partners’ capital	$794,021	$707,032

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands, except per unit data - unaudited)	2016	2015	2016	2015
Sales:
Product	$404,340	$706,004	$657,290	$1,141,016
Installations and services	57,685	56,305	123,790	120,510

Total sales	462,025	762,309	781,080	1,261,526
Cost and expenses:
Cost of product	219,864	462,815	369,966	772,064
Cost of installations and services	58,858	60,362	121,770	121,045
(Increase) decrease in the fair value of derivative instruments	(14,324)	(12,631)	(8,788)	(4,341)
Delivery and branch expenses	90,509	106,107	154,703	184,941
Depreciation and amortization expenses	6,725	6,217	13,491	12,375
General and administrative expenses	5,088	6,861	11,508	12,917
Finance charge income	(1,014)	(1,517)	(1,535)	(2,343)

Operating income	96,319	134,095	119,965	164,868
Interest expense, net	(1,891)	(3,816)	(3,750)	(7,276)
Amortization of debt issuance costs	(315)	(403)	(627)	(803)

Income before income taxes	94,113	129,876	115,588	156,789
Income tax expense	38,904	54,189	48,321	65,548

Net income	$55,209	$75,687	$67,267	$91,241
General Partner’s interest in net income	313	428	381	516

Limited Partners’ interest in net income	$54,896	$75,259	$66,886	$90,725

Basic and diluted income per Limited Partner Unit (1):	$0.79	$1.08	$0.98	$1.31

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	57,242	57,282	57,262	57,288

(1)	See Note 13 Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands - unaudited)	2016	2015	2016	2015
Net income	$55,209	$75,687	$67,267	$91,241

Other comprehensive income:
Unrealized gain on pension plan obligation (1)	648	558	1,296	1,114
Tax effect of unrealized gain on pension plan	(268)	(229)	(535)	(459)

Total other comprehensive income	380	329	761	655

Total comprehensive income	$55,589	$76,016	$68,028	$91,896

(1)	This item is included in the computation of net periodic pension cost.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2015	57,282	326	$312,713	$(283)	$(22,544)	$289,886

Net income	—	—	66,886	381	—	67,267
Unrealized gain on pension plan obligation	—	—	—	—	1,296	1,296
Tax effect of unrealized gain on pension plan	—	—	—	—	(535)	(535)
Distributions	—	—	(10,883)	(219)	—	(11,102)
Retirement of units (1)	(95)	—	(707)	—	—	(707)

Balance as of March 31, 2016 (unaudited)	57,187	326	$368,009	$(121)	$(21,783)	$346,105

(1)	See Note 3 - Common Unit Repurchase and Retirement.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
(in thousands - unaudited)	2016	2015
Cash flows provided by (used in) operating activities:
Net income	$67,267	$91,241

Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(8,788)	(4,341)
Depreciation and amortization	14,118	13,178
Provision for losses on accounts receivable	(448)	3,567
Change in deferred taxes	8,295	7,776
Change in weather hedge contract receivable	(12,500)	—
Changes in operating assets and liabilities:
Increase in receivables	(37,778)	(145,609)
Decrease in inventories	10,243	8,581
(Increase) decrease in other assets	(1,889)	192
Increase (decrease) in accounts payable	(1,274)	5,624
Decrease in customer credit balances	(15,217)	(42,309)
Increase in other current and long-term liabilities	52,206	65,700

Net cash provided by operating activities	74,235	3,600

Cash flows provided by (used in) investing activities:
Capital expenditures	(5,482)	(3,674)
Proceeds from sales of fixed assets	254	157
Acquisitions	(7,615)	(1,069)

Net cash used in investing activities	(12,843)	(4,586)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	—	12,296
Revolving credit facility repayments	—	(12,296)
Repayment of term loan	(2,500)	—
Distributions	(11,102)	(10,195)
Unit repurchases	(707)	(691)
Customer retainage payments	(680)	—
Payments of debt issuance costs	(297)	—

Net cash used in financing activities	(15,286)	(10,886)

Net increase (decrease) in cash and cash equivalents	46,106	(11,872)

Cash and cash equivalents at beginning of period	100,508	48,999

Cash and cash equivalents at end of period	$146,614	$37,127

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

The Partnership is organized as follows:

•	The Partnership is a master limited partnership, which as of March 31, 2016, had outstanding 57.2 million Common Units (NYSE: “SGU”), representing 99.43% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.57% general partner interest in Star Gas Partners. The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•	The Partnership owns 100% of Star Acquisitions, Inc., a Minnesota corporation (“SA”), that owns 100% of Petro Holdings, Inc., a Minnesota corporation (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. The Partnership’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast, Central and Southeast region retail distributor of home heating oil and propane that as of March 31, 2016, served approximately 452,000 full-service residential and commercial home heating oil and propane customers. Petro also sold diesel fuel, gasoline and home heating oil to approximately 79,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers and provided ancillary home services, including home security and plumbing, to approximately 26,000 customers.

•	Petroleum Heat and Power Co., Inc., a Minnesota corporation (“PH&P”) is a 100% owned subsidiary of the Partnership. PH&P is the borrower and the Partnership is the guarantor of the third amended and restated credit agreement’s five-year senior secured term loan and the $300 million ($450 million during the heating season of December through April of each year) revolving credit facility, both due July 30, 2020 (See Note 9—Long-Term Debt and Bank Facility Borrowings).

2) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners and its subsidiaries. All material inter-company items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Partnership’s business, the results of operations and cash flows for the six month period ended March 31, 2016, and March 31, 2015, are not necessarily indicative of the results to be expected for the full year.

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

Weather Hedge Contract

To partially mitigate the adverse effect of warm weather on cash flows, the Partnership has used weather hedge contracts for a number of years. Weather hedge contracts are recorded in accordance with the intrinsic value method defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-45-15 Derivatives and Hedging, Weather Derivatives. The premium paid is included in the caption Prepaid Expenses and Other Current Assets in the accompanying balance sheets and amortized over the life of the contract, with the intrinsic value method applied at each interim period.

For fiscal years 2016 and 2017 the Partnership has a weather hedge contract with Swiss Re under which the Partnership is entitled to receive a payment of $35,000 per heating degree-day shortfall, when the accumulated number of heating degree-days in the entire hedge period is less than approximately 92.5% of the ten year average, the Payment Threshold as defined in the contract. The hedge covers the five month period from November 1, through March 31, taken as a whole, and has a maximum payout of $12.5 million for each respective fiscal year. The amount due to the Partnership at March 31, 2016 is $12.5 million based on the degree-day shortfall experienced during the most recent five month hedge period. In April 2016, the Partnership received $12.5 million from Swiss Re.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of March 31, 2016 we had $0.1 million and $17.6 million included in the captions Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities, respectively, on our condensed consolidated balance sheet representing the remaining balance of the NETTI withdrawal liability. Based on the borrowing rates currently available to the Partnership for long-term financing of a similar maturity, the fair value of the NETTI withdrawal liability as of March 31, 2016 was $17.1 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace the latest revenue recognition guidance in GAAP when it becomes effective. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2019, with early adoption permitted beginning in the first quarter of fiscal 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Partnership has not yet selected a transition method nor has it determined the timing of adoption.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires retrospective application and represents a change in accounting principle. The update is effective for our annual reporting period beginning in the first quarter of fiscal 2017, with early adoption permitted. The impact of ASU No. 2015-03 will be limited to the presentation of debt issuance cost on our balance sheet.

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

In November 2015, FASB issued ASU No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes, which eliminates the requirement for companies to present deferred tax assets and liabilities as current and non-current in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2018, with early adoption permitted. The standard permits the use of either the prospective or retrospective transition method. The Partnership is evaluating the effect that ASU No. 2015-17 will have on its consolidated financial statements and related disclosures. The Partnership has not yet selected a transition method nor has it determined the timing of adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The update requires all leases with a term greater than twelve months to be recognized on the balance sheet through a right-of-use asset and a lease liability, and the disclosure of key information pertaining to leasing arrangements. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2020, with early adoption permitted. The Partnership is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures. The Partnership has not yet selected a transition method nor has it determined the timing of adoption.

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

Under the Partnership’s third amended and restated credit agreement dated July 30, 2015, in order to repurchase Common Units we must maintain Availability (as defined in the amended and restated credit agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is in effect) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase. The Partnership was in compliance with this covenant for all unit repurchases made during the six months ended March 31, 2016.

The following table shows repurchases under Plan III.

(in thousands, except per unit amounts) Period	Total Number of Units Purchased (a)	Average Price Paid per Unit (b)	Maximum Number of Units that May Yet Be Purchased
Plan III - Number of units authorized			4,894
Private transaction - Number of units authorized			1,150

			6,044

Plan III - Fiscal years 2012 to 2015 total (c)	3,742	$4.72	2,302

Plan III - First quarter fiscal year 2016 total	3	$7.02	2,299

Plan III - January 2016	—	$—	2,299
Plan III - February 2016	60	$7.47	2,239
Plan III - March 2016	32	$7.53	2,207

Plan III - Second quarter fiscal year 2016 total	92	$7.49	2,207

Plan III - Six months fiscal year 2016 total	95	$7.48	2,207

(a)	Units were repurchased as part of a publicly announced program, except as noted in a private transaction.
(b)	Amounts include repurchase costs.
(c)	Includes 1.4 million common units acquired in a private transaction.

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

As of March 31, 2016, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Partnership held the following derivative instruments that settle in future months to match anticipated sales: 5.4 million gallons of swap contracts, 3.4 million gallons of call options, 3.5 million gallons of put options, and 58.7 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of March 31, 2016, had 0.7 million gallons of long swap contracts, 34.0 million gallons of long future contracts, and 53.1 million gallons of short future contracts that settle in future months. In addition to the previously described hedging instruments, to lock-in the differential between high sulfur home heating oil and ultra low sulfur diesel, the Partnership as of March 31, 2016, had 2.1 million gallons of spread contracts (simultaneous long and short positions). To hedge its internal fuel usage and other related activities for fiscal 2016, the Partnership, as of March 31, 2016, had 4.6 million gallons of swap contracts that settle in future months.

As of March 31, 2015, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Partnership held the following derivative instruments that settle in future months to match anticipated sales: 6.3 million gallons of swap contracts, 4.1 million gallons of call options, 3.1 million gallons of put options, and 54.7 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of March 31, 2015, had 34.1 million gallons of long future contracts, and 54.7 million gallons of short future contracts that settle in future months. To hedge its internal fuel usage and other related activities for fiscal 2015, the Partnership, as of March 31, 2015, had 3.2 million gallons of swap contracts that settle in future months.

The Partnership’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Munich Re Trading LLC, Regions Financial Corporation, Societe Generale, and Wells Fargo Bank, N.A. The Partnership assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Partnership generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At March 31, 2016, the aggregate cash posted as collateral in the normal course of business at counterparties was $3.4 million ($3.4 million recorded in prepaid expenses and other current assets). Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of March 31, 2016, $7.9 million of hedge positions and payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at March 31, 2016
Commodity contracts	Fair asset and fair liability value of derivative instruments	$20,180	$2,817	$17,363
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net, and in the other long-term liabilities balances	3,608	1,354	2,254

Commodity contract assets at March 31, 2016		$23,788	$4,171	$19,617

Liability Derivatives at March 31, 2016
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(28,168)	$(5,176)	$(22,992)
Commodity contracts	Cash collateral	—	—	—
Commodity contracts	Long-term derivative liabilities included in the other long-term liabilities, and the deferred charges and other assets, net, balances	(2,791)	(635)	(2,156)

Commodity contract liabilities at March 31, 2016		$(30,959)	$(5,811)	$(25,148)

Asset Derivatives at September 30, 2015
Commodity contracts	Fair asset and fair liability value of derivative instruments	$26,628	$930	$25,698
Commodity contracts	Long-term derivative assets included in the other long-term liabilities balance	4,975	2,017	2,958

Commodity contract assets at September 30, 2015		$31,603	$2,947	$28,656

Liability Derivatives at September 30, 2015
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(41,270)	$—	$(41,270)
Commodity contracts	Cash collateral	2,758	2,758	—
Commodity contracts	Long-term derivative liabilities included in the other long-term liabilities balance	(5,977)	(2,038)	(3,939)

Commodity contract liabilities at September 30, 2015		$(44,489)	$720	$(45,209)

The Partnership’s derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$342	$(341)	$1	$—	$—	$1
Long-term derivative assets included in deferred charges and other assets, net	$2,706	$(1,644)	$1,062	$—	$—	$1,062
Fair liability value of derivative instruments	19,838	(27,827)	(7,989)	—	—	(7,989)
Long-term derivative liabilities included in other long-term liabilities, net	902	(1,147)	(245)			(245)

Total at March 31, 2016	$23,788	$(30,959)	$(7,171)	$—	$—	$(7,171)

Fair asset value of derivative instruments	$935	$—	$935	$—	$—	$935
Fair liability value of derivative instruments	25,693	(38,512)	(12,819)	—	—	(12,819)
Long-term derivative liabilities included in other long-term liabilities, net	4,975	(5,977)	(1,002)			(1,002)

Total at September 30, 2015	$31,603	$(44,489)	$(12,886)	$—	$—	$(12,886)

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015
Closed Positions
Commodity contracts	Cost of product (a)	$12,234	$17,322	$8,801	$10,517
Commodity contracts	Cost of installations and service (a)	$550	$859	$776	$1,345
Commodity contracts	Delivery and branch expenses (a)	$565	$991	$879	$1,465

Closed Positions
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments	$(14,324)	$(12,631)	$(8,788)	$(4,341)

(a)	Represents realized closed positions and includes the cost of options as they expire.

5) Inventories

The Partnership’s product inventories are stated at the lower of cost or market computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost or market using the FIFO method. The components of inventory were as follows (in thousands):

	March 31, 2016	September 30, 2015
Product	$25,271	$35,599
Parts and equipment	20,289	20,072

Total inventory	$45,560	$55,671

6) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	March 31, 2016	September 30, 2015
Property and equipment	$177,879	$179,631
Less: accumulated depreciation	109,024	111,508

Property and equipment, net	$68,855	$68,123

7) Business Combination

During fiscal 2016, the Partnership acquired a motor fuel dealer and a propane dealer for an aggregate purchase price of approximately $7.6 million. The aggregate purchase price was allocated $3.8 million to intangible assets, $1.6 million to goodwill, $2.1 million to fixed assets and $0.1 million to working capital. The acquired companies’ operating results are included in the Partnership’s consolidated financial statements starting on their respective acquisition date, and are not material to the Partnership’s financial condition, results of operations, or cash flows.

8) Goodwill and Intangibles, net

Goodwill

A summary of changes in the Partnership’s goodwill is as follows (in thousands):

Balance as of September 30, 2015	$211,045
Fiscal year 2016 business combination	1,631

Balance as of March 31, 2016	$212,676

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	March 31, 2016			September 30, 2015
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$325,594	$243,365	$82,229	$322,027	$236,438	$85,589
Trade names and other intangibles	26,998	5,740	21,258	26,774	5,046	21,728

Total	$352,592	$249,105	$103,487	$348,801	$241,484	$107,317

Amortization expense for intangible assets was $7.6 million for the six months ended March 31, 2016, compared to $6.7 million for the six months ended March 31, 2015.

9) Long-Term Debt and Bank Facility Borrowings

The Partnership’s debt is as follows (in thousands):

	March 31,		September 30,
	2016		2015
	Carrying		Carrying
	Amount	Fair Value (a)	Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$—	$—	$—	$—
Senior Secured Term Loan	97,500	97,500	100,000	100,000

Total debt	$97,500	$97,500	$100,000	$100,000

Total short-term portion of debt	$10,000	$10,000	$10,000	$10,000

Total long-term portion of debt	$87,500	$87,500	$90,000	$90,000

(a)	The face amount of the Partnership’s variable rate long-term debt approximates fair value.

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

All amounts outstanding under the third amended and restated revolving credit facility become due and payable on the facility termination date of July 30, 2020. The $100 million Term Loan, whose balance at March 31, 2016, was $97.5 million, is repayable in quarterly payments of $2.5 million, plus an annual payment equal to 25% of the annual Excess Cash Flow as defined in the agreement (an amount not to exceed $15 million annually), less certain voluntary prepayments made during the year, with final payment at maturity.

The interest rate on the third amended and restated revolving credit facility and the term loan is based on a margin over LIBOR or a base rate. At March 31, 2016, the effective interest rate on the term loan was approximately 3.58%.

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

At March 31, 2016, $97.5 million of the term loan was outstanding, no amount was outstanding under the revolving credit facility, $7.9 million of hedge positions were secured under the credit agreement, and $49.6 million of letters of credit were issued and outstanding. At September 30, 2015, $100.0 million of the term loan was outstanding, no amount was outstanding under the revolving credit facility, $15.3 million of hedge positions were secured under the credit agreement, and $54.8 million of letters of credit were issued and outstanding.

At March 31, 2016, availability was $242.5 million, and the Partnership was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio. At September 30, 2015, availability was $176.0 million, and the Partnership was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio.

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

The Bipartisan Budget Act of 2015 provides that any tax adjustments resulting from partnership audits will generally be determined, and any resulting tax, interest and penalties collected, at the partnership level for tax years beginning after December 31, 2017.

The accompanying financial statements are reported on a fiscal year, however, Star Gas Partners and its corporate subsidiaries file Federal and state income tax returns on a calendar year.

The current and deferred income tax expenses for the three and six months ended March 31, 2016, and 2015 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2016	2015	2016	2015
Income before income taxes	$94,113	$129,876	$115,588	$156,789

Current tax expense	$31,218	$46,642	$40,027	$57,772
Deferred tax expense	7,686	7,547	8,294	7,776

Total tax expense	$38,904	$54,189	$48,321	$65,548

As of January 1, 2016, Star Acquisitions, Inc., a wholly-owned subsidiary of the Partnership, had an estimated Federal net operating loss carry forward (“NOLs”) of approximately $3.9 million. The Federal NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income but are also subject to annual limitations of between $1.0 million and $2.2 million.

Due to a change in a state tax law enacted in December 2015, the Partnership increased its valuation allowance by $0.5 million. The balance of the valuation allowance at March 31, 2016, is $3.5 million.

At March 31, 2016, we did not have unrecognized income tax benefits.

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

11) Supplemental Disclosure of Cash Flow Information

	Six Months Ended
	March 31,
(in thousands)	2016	2015
Cash paid during the period for:
Income taxes, net	$2,507	$11,960
Interest	$3,310	$7,022

Non-cash investing activities:
Acquisition of NYC heating oil customer list	$—	$886

Non-cash operating activities:
Increase in interest expense—amortization of debt discount on 8.875% Senior Notes and amortization of deferred charges on senior secured term loan	$144	$60

12) Commitments and Contingencies

On February 18, 2016, a civil action was filed in the United States District Court, District of New Jersey, entitled M. Norman Donnenfeld v. Petro Home Services, Petro Holdings Inc. and Petro, Inc., Civil Action Number 2:16-cv-00882 JMV-JBC, against Petro Home Services which is a brand name, Petro Holdings Inc. and Petro, Inc. Plaintiff alleges he did not receive expected contractual benefits under his protected price plan contract when oil prices fell and asserts various claims for relief including breach of contract, violation of the New York General Business Law and fraud. The Plaintiff also seeks to have a class certified of all customers of the defendants in the United States who entered into protected price plan contracts and were denied the same contractual benefits and to be appointed to represent them. No class has yet been certified in this action. The Plaintiff seeks compensatory, punitive and other damages in unspecified amounts. The Partnership believes the allegations lack merit and intends to vigorously defend the action; at this time we cannot assess the potential outcome of this matter.

The Partnership’s operations are subject to the operating hazards and risks normally incidental to handling, storing and transporting and otherwise providing for use by consumers hazardous liquids such as home heating oil and propane. The Partnership maintains insurance policies with insurers in amounts and with coverages and deductibles we believe are reasonable and prudent. However, the Partnership cannot assure that this insurance will be adequate to protect it from all material expenses related to potential future claims. In the ordinary course of business the Partnership is a defendant in various legal proceedings and litigations. The Partnership records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. We do not believe these matters when considered individually or in the aggregate, could reasonably be expected to have a material adverse effect on the Partnership’s results of operations, financial position or liquidity.

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

The following presents the net income allocation and per unit data using this method for the periods presented:

	Three Months Ended		Six Months Ended
Basic and Diluted Earnings Per Limited Partner:	March 31,		March 31,
(in thousands, except per unit data)	2016	2015	2016	2015
Net income	$55,209	$75,687	$67,267	$91,241
Less General Partner’s interest in net income	313	428	381	516

Net income available to limited partners	54,896	75,259	66,886	90,725
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	9,617	13,616	10,960	15,705

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$45,279	$61,643	$55,926	$75,020

Per unit data:
Basic and diluted net income available to limited partners	$0.96	$1.31	$1.17	$1.58

Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	0.17	0.23	0.19	0.27

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$0.79	$1.08	$0.98	$1.31

Weighted average number of Limited Partner units outstanding	57,242	57,282	57,262	57,288

14) Subsequent Events

Quarterly Distribution Declared

In April 2016, we declared a quarterly distribution of $0.1025 per unit, or $0.41 per unit on an annualized basis, on all Common Units with respect to the second quarter of fiscal 2016, payable on May 6, 2016, to holders of record on April 28, 2016. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to Common Unit holders and 10% to the General Partner unit holders (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $5.9 million will be paid to the Common Unit holders, $0.13 million to the General Partner unit holders (including $0.1 million of incentive distribution as provided in our Partnership Agreement) and $0.1 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on our financial performance, the price and supply of the products that we sell, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, general economic conditions, and new technology. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the headings “Risk Factors” and “Business Strategy.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Seasonality

The following matters should be considered in analyzing our financial results. Our fiscal year ends on September 30. All references to quarters and years respectively in this document are to the fiscal quarters and years unless otherwise noted. The seasonal nature of our business has resulted, on average, during the last five years, in the sale of approximately 30% of our volume of home heating oil and propane in the first fiscal quarter and 50% of our volume in the second fiscal quarter, the peak heating season. We generally realize net income in both of these quarters and net losses during the quarters ending June and September. In addition, sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices, and other factors.

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

Home Heating Oil Price Volatility

In recent years, the wholesale price of home heating oil has been volatile, resulting in increased consumer price sensitivity to heating costs and increased gross customer losses. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces. The price of home heating oil is closely linked to the price refiners pay for crude oil, which is the principal cost component of home heating oil. The volatility in the wholesale cost of home heating oil, as measured by the New York Mercantile Exchange (“NYMEX”), for the fiscal years ending September 30, 2012 through March 31, 2016, on a quarterly basis, is illustrated in the following chart (price per gallon):

	Fiscal 2016(1)		Fiscal 2015(1)		Fiscal 2014(1)		Fiscal 2013(1)		Fiscal 2012
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$1.08	$1.61	$1.85	$2.66	$2.84	$3.12	$2.90	$3.26	$2.72	$3.17
March 31	0.87	1.26	1.62	2.30	2.89	3.28	2.86	3.24	2.99	3.32
June 30	—	—	1.68	2.02	2.85	3.05	2.74	3.09	2.53	3.25
September 30	—	—	1.38	1.84	2.65	2.98	2.87	3.21	2.68	3.24

(1)	Beginning April 1, 2013, the NYMEX contract specifications were changed from high sulfur home heating oil to ultra low sulfur diesel. Ultra low sulfur diesel is similar in composition to ultra low sulfur home heating oil.

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

Impact of Warm Weather on Operating Results; Weather Hedge Contract

Weather conditions have a significant impact on the demand for home heating oil and propane because our customers depend on these products principally for heating purposes. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. Over the last 30 years, the variation in temperatures based on heating degree days in our geographic areas of operations for the six month period ended March 31, have ranged from 21.5% warmer than normal to 8.4% colder than normal. The period from October 1, 2015 through March 31, 2016 was the second warmest during the past 30 years. To partially mitigate the adverse effect of warm weather on our cash flows, we have used weather hedging contracts for a number of years. For the fiscal 2016 and 2017 heating seasons, we entered into a weather hedge contract under which we are entitled to receive a payment of $35,000 per heating degree-day shortfall, when the total number of heating degree-days in the period covered is less than approximately 92.5% of the ten year average (the “Payment Threshold”). The hedge covers the period from November 1 through March 31 taken as a whole, and has a maximum payout of $12.5 million. During the first quarter of 2016, the Partnership recorded a credit of $12.5 million under this contract that reduced delivery and branch expenses. This amount was collected in April 2016.

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

A significant portion of our home heating oil volume is sold to individual customers under an arrangement pre-establishing a ceiling price or fixed price for home heating oil over a fixed period of time, generally twelve to twenty-four months (“price-protected” customers). When these price-protected customers agree to purchase home heating oil from us for the next heating season, we purchase option contracts, swaps, and futures contracts for a substantial majority of the heating oil that we expect to sell to these customers. The amount of home heating oil volume that we hedge per price-protected customer is based upon the estimated fuel consumption per average customer per month. In the event that the actual usage exceeds the amount of the hedged volume on a monthly basis, we may be required to obtain additional volume at unfavorable costs. In addition, should actual usage in any month be less than the hedged volume, our hedging costs and losses on a per gallon basis could be greater, thus reducing expected margins.

Derivatives

“FASB ASC 815-10-05 Derivatives and Hedging” requires that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective, as defined under this guidance, changes in fair value are recognized in other comprehensive income until the forecasted hedged item is recognized in earnings. We have elected not to designate our derivative instruments as hedging instruments under this guidance and, as a result, the changes in fair value of the derivative instruments are recognized in our statement of operations. Therefore we experience volatility in earnings as outstanding derivative instruments are marked to market and non-cash gains and losses are recorded prior to the sale of the commodity to the customer. The volatility in any given period related to unrealized non-cash gains or losses on derivative instruments can be significant to our overall results. However, we ultimately expect those gains and losses to be offset by the cost of product when purchased.

Income Taxes

Book Versus Tax Deductions

The amount of cash flow that we generate in any given year depends upon a variety of factors, including the amount of cash income taxes that our corporate subsidiaries are required to pay, which will increase as tax depreciation and amortization decreases. The amount of depreciation and amortization that we deduct for book (i.e., financial reporting) purposes will differ from the amount that our subsidiaries can deduct for tax purposes. The table below compares the estimated depreciation and amortization for book purposes to the amount that our subsidiaries expect to deduct for tax purposes based on currently owned assets. Our subsidiaries file their tax returns based on a calendar year. The amounts below are based on our September 30 fiscal year.

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2016	$27,486	$32,710
2017	24,677	24,371
2018	21,801	19,344
2019	19,871	16,385
2020	17,248	14,010
2021	12,958	12,316

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2016			2015			2014
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	22,800	24,200	(1,400)	27,400	23,100	4,300	25,700	22,700	3,000
Second Quarter	13,700	19,300	(5,600)	16,000	18,200	(2,200)	16,800	16,700	100
Third Quarter	—	—	0	7,400	14,000	(6,600)	8,100	14,100	(6,000)
Fourth Quarter	—	—	0	13,900	17,900	(4,000)	17,500	18,700	(1,200)

Total	36,500	43,500	(7,000)	64,700	73,200	(8,500)	68,100	72,200	(4,100)

Customer gains and losses as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2016			2015			2014
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	5.0%	5.3%	(0.3%)	6.2%	5.2%	1.0%	6.1%	5.3%	0.8%
Second Quarter	3.0%	4.2%	(1.2%)	3.6%	4.1%	(0.5%)	3.9%	3.9%	0.0%
Third Quarter	—	—	0.0%	1.7%	3.1%	(1.4%)	1.9%	3.3%	(1.4%)
Fourth Quarter	—	—	0.0%	3.1%	4.0%	(0.9%)	4.1%	4.4%	(0.3%)

Total	8.0%	9.5%	(1.5%)	14.6%	16.4%	(1.8%)	16.0%	16.9%	(0.9%)

Net account attrition for the first half of fiscal 2016 was 9,100 accounts greater than the first half of fiscal 2015. During the six months ended March 31, 2016, the Partnership lost 7,000 accounts (net), or 1.5%, of its home heating oil and propane customer base, compared to the six months ended March 31, 2015 in which the Partnership grew its customer base by 2,100 accounts (net), or 0.5%. For the six months ended March 31, 2016, our gross customer gains were 6,900 accounts less than the prior year’s comparable period and our gross customer losses for the first half of fiscal 2016 were 2,200 accounts higher than the six months ended March 31, 2015. The three and six months ended March 31, 2016 were warmer than the three and six months ended March 31, 2015 by 26.3% and 26.6%, respectively. In addition, the wholesale cost of product declined by $0.8182 per gallon, or 39.2%, year-over-year. We believe that our gross customer gains and ability to attract new accounts was impacted by the extremely warm weather as potential new accounts did not see a need for the higher level of service we can provide. We also believe that the precipitous drop in the wholesale cost of product also enabled competitors to lower their product offerings to levels that are not currently economically attractive for us. The increase in gross customer losses was largely due to an increase in losses from customers seeking lower prices.

During the six months ended March 31, 2016, we lost 0.8% of our home heating oil accounts to natural gas conversions versus 1.0% during the six months ended March 31,2015 and 1.2% for the six months ended March 31, 2014. Conversions to natural gas may continue as natural gas remains less expensive than home heating oil on an equivalent BTU basis.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Partnership and its subsidiaries and should be read in conjunction with the historical financial and operating data and notes thereto included elsewhere in this Quarterly Report.

Three Months Ended March 31, 2016

Compared to the Three Months Ended March 31, 2015

Volume

For the three months ended March 31, 2016, retail volume of home heating oil and propane sold decreased by 52.7 million gallons, or 25.1%, to 157.1 million gallons, compared to 209.8 million gallons for the three months ended March 31, 2015. For those locations where the Partnership had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended March 31, 2016 were 26.3% warmer than the three months ended March 31, 2015 and 12.3% warmer than normal, as reported by NOAA. For the twelve months ended March 31, 2016, net customer attrition for the base business was 3.9%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended March 31, 2015	209.8
Acquisitions	7.6
Impact of warmer temperatures	(54.7)
Net customer attrition	(7.7)
Other	2.1

Change	(52.7)

Volume - Three months ended March 31, 2016	157.1

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

	Three Months Ended
Customers	March 31, 2016	March 31, 2015
Residential Variable	41.5%	38.3%
Residential Price-Protected	45.8%	47.6%
Commercial/Industrial	12.7%	14.1%

Total	100.0%	100.0%

The customer mix from recent acquisitions has resulted in a slight percentage increase in residential variable volume sold and a slight decrease in the percentage of commercial volume sold. However, over the last several years, the Partnership has experienced a shift from variable pricing plans to price-protected offerings as customers seek surety of price, which may impact our ability to expand our per gallon margins in the future.

Volume of other petroleum products sold increased by 0.3 million gallons, or 0.9%, to 27.1 million gallons for the three months ended March 31, 2016, compared to 26.8 million gallons for the three months ended March 31, 2015 as a decline in the base business of 3.3 million gallons, or 12.2%, was more than offset by acquisitions which contributed 3.5 million gallons. The decline in the base business was due largely to a weather driven decrease in low margin wholesale sales.

Product Sales

For the three months ended March 31, 2016, product sales decreased $301.7 million, or 42.7%, to $404.3 million, compared to $706.0 million for the three months ended March 31, 2015, due to a decline in wholesale product costs of $0.7625 per gallon, or 39.0%, and a decline in total volume of 22.2%.

Installations and Services

For the three months ended March 31, 2016, installation and service sales increased $1.4 million, or 2.5%, to $57.7 million, compared to $56.3 million for the three months ended March 31, 2015, due to acquisitions and growth in the base business.

Cost of Product

For the three months ended March 31, 2016, cost of product decreased $242.9 million, or 52.5%, to $219.9 million, compared to $462.8 million for the three months ended March 31, 2015, largely due to a $0.7625 per gallon, or 39.0%, decline in wholesale product cost and a 22.2% decrease in total volume.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended March 31, 2016 increased by $0.0035 per gallon, or 0.3%, to $1.1242 per gallon, from $1.1207 per gallon during the three months ended March 31, 2015. Over the last two years, the Partnership was able to expand its per gallon margins due to a decline in per gallon wholesale product costs. Going forward, the Partnership cannot guarantee that the per gallon margins achieved during the three months ended March 31, 2016 are sustainable. Product sales and cost of product include home heating oil, propane, other petroleum products, and liquidated damages billings.

	Three Months Ended
	March 31, 2016		March 31, 2015
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	157.1		209.8

Sales	$365.8	$2.3280	$646.9	$3.0836
Cost	$189.2	$1.2038	$411.8	$1.9629

Gross Profit	$176.6	$1.1242	$235.1	$1.1207

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	27.1		26.8

Sales	$38.5	$1.4243	$59.1	$2.2052
Cost	$30.7	$1.1346	$51.0	$1.9037

Gross Profit	$7.8	$0.2896	$8.1	$0.3015

Total Product	Amount (in millions)		Amount (in millions)
Sales	$404.3		$706.0
Cost	$219.9		$462.8

Gross Profit	$184.5		$243.2

For the three months ended March 31, 2016, total product gross profit was $184.5 million, $58.7 million less than for the three months ended March 31, 2015, primarily due to the decline in home heating oil and propane volume.

Cost of Installations and Services

Installation costs for the three months ended March 31, 2016 increased by $0.8 million, or 5.5%, to $16.4 million, compared to $15.6 million in installation costs for the three months ended March 31, 2015 due to acquisitions and growth in the base business. Installation costs as a percentage of installation sales for the three months ended March 31, 2016 and the three months ended March 31, 2015 were 86.8% and 88.6%, respectively.

Service expenses decreased to $42.4 million for the three months ended March 31, 2016, equivalent to 109.5% of service sales, versus $44.8 million, or 115.7% of service sales, for the three months ended March 31, 2015, as the additional service expense related to acquisitions of $1.4 million was more than offset by a reduction in the base business of $3.7 million. During the three months ended March 31, 2015, temperatures were much colder than normal and drove an increase in the number of service hours required to ensure that customers’ heating systems were operational. The mild weather experienced during the three months ended March 31, 2016 did not require a similar level of service and, as a result, service expenses were lower. We experienced a combined loss from service and installation of $1.2 million for the three months ended March 31, 2016 compared to a combined loss of $4.1 million for the three months ended March 31, 2015. Management views the service and installation department on a combined basis because many overhead functions and direct expenses, such as service technician time, cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended March 31, 2016, the change in the fair value of derivative instruments resulted in a $14.3 million credit as an increase in the market value for unexpired hedges (a $4.0 million credit) added to a $10.3 million credit due to the expiration of certain hedged positions.

During the three months ended March 31, 2015, the change in the fair value of derivative instruments resulted in a $12.6 million credit due to the expiration of certain hedged positions (an $11.6 million credit) and an increase in the market value for unexpired hedges (a $1.0 million credit).

Delivery and Branch Expenses

For the three months ended March 31, 2016, delivery and branch expenses decreased $15.6 million, or 14.7%, to $90.5 million, compared to $106.1 million for the three months ended March 31, 2015, as an acquisition related increase of $3.2 million was more than offset by lower delivery and branch expenses in the base business of $18.6 million, or 17.5%, largely related to the 28.7% decline in home heating oil and propane volume.

Depreciation and Amortization

For the three months ended March 31, 2016, depreciation and amortization expense increased by $0.5 million, or 8.2%, to $6.7 million, compared to $6.2 million for the three months ended March 31, 2015, due to acquisitions.

General and Administrative Expenses

For the three months ended March 31, 2016, general and administrative expenses decreased $1.8 million, to $5.1 million, from $6.9 million for the three months ended March 31, 2015 due to a decrease in profit sharing expense.

The Partnership accrues approximately 6% of Adjusted EBITDA, as defined in the profit sharing plan, for distribution to its employees, and this amount is payable when the Partnership achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases that correspond with the increases and decreases in Adjusted EBITDA.

Finance Charge Income

For the three months ended March 31, 2016, finance charge income decreased by $0.5 million, or 33.1%, to $1.0 million compared to $1.5 million for the three months ended March 31, 2015. The decline in the wholesale cost of product and the decline in volume led to lower product sales and thus a decline in accounts receivable balances subject to a finance charge.

Interest Expense, Net

For the three months ended March 31, 2016, interest expense decreased $1.9 million, or 50.4%, to $1.9 million compared to $3.8 million for the three months ended March 31, 2015. In September 2015, the Partnership redeemed its $125.0 million principal amount of 8.875% Senior Notes outstanding due 2017 with proceeds from a new, five year $100.0 million bank term-loan and cash. This refinancing drove the reduction in interest expense due to lower variable rates and lower principle outstanding.

Amortization of Debt Issuance Costs

For the three months ended March 31, 2016, amortization of debt issuance costs decreased by $0.1 million to $0.3 million compared to $0.4 million for the three months ended March 31, 2015.

Income Tax Expense

For the three months ended March 31, 2016, income tax expense decreased by $15.3 million to $38.9 million, from $54.2 million for the three months ended March 31, 2015, primarily due to a decrease in income before income taxes of $35.8 million. The Partnership’s effective income tax rate was 41.3% for the three months ended March 31, 2016 compared to 41.7% for the three months ended March 31, 2015.

Net Income

For the three months ended March 31, 2016, net income decreased $20.5 million, or 27.1%, to $55.2 million, from $75.7 million for the three months ended March 31, 2015, due to a decrease in pretax profit of $35.8 million which was reduced by a decline in income tax expense of $15.3 million.

Adjusted EBITDA

For the three months ended March 31, 2016, Adjusted EBITDA decreased by $39.0 million, or 30.5%, to $88.7 million as the impact of acquisitions, lower operating expenses in the base business, and lower service and installations costs were more than offset by the impact of the decline in volume attributable to the 26.3% warmer weather and higher net customer attrition for the twelve months ended March 31, 2016 on Adjusted EBITDA.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but each provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net income	$55,209	$75,687
Plus:
Income tax expense	38,904	54,189
Amortization of debt issuance cost	315	403
Interest expense, net	1,891	3,816
Depreciation and amortization	6,725	6,217

EBITDA (a)	103,044	140,312

(Increase) / decrease in the fair value of derivative instruments	(14,324)	(12,631)

Adjusted EBITDA (a)	88,720	127,681

Add / (subtract)
Income tax expense	(38,904)	(54,189)
Interest expense, net	(1,891)	(3,816)
Provision for losses on accounts receivable	188	3,331
Increase in accounts receivables	(15,515)	(87,368)
Decrease in inventories	19,307	17,214
Decrease in customer credit balances	(25,644)	(36,447)
Change in deferred taxes	7,686	7,546
Change in other operating assets and liabilities	37,089	43,068

Net cash provided by operating activities	$71,036	$17,020

Net cash used in investing activities	$(2,045)	$(2,902)

Net cash used in financing activities	$(9,267)	$(5,097)

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, multiemployer pension plan withdrawal charge, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks, and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes, or historical cost basis;

•	our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products, without regard to financing methods and capital structure;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

The method of calculating Adjusted EBITDA may not be consistent with that of other companies, and EBITDA and Adjusted EBITDA both have limitations as analytical tools and, as such, should not be viewed in isolation and should be viewed in conjunction with measurements that are computed in accordance with GAAP. Some of the limitations of EBITDA and Adjusted EBITDA are:

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

Six Months Ended March 31, 2016

Compared to the Six Months Ended March 31, 2015

Volume

For the six months ended March 31, 2016, retail volume of home heating oil and propane sold decreased by 80.1 million gallons, or 25.2%, to 237.2 million gallons, compared to 317.3 million gallons for the six months ended March 31, 2015. For those locations where the Partnership had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the six months ended March 31, 2016 were 26.6% warmer than the six months ended March 31, 2015 and 20.4% warmer than normal, as reported by NOAA. For the twelve months ended March 31, 2016, net customer attrition for the base business was 3.9%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Six months ended March 31, 2015	317.3
Acquisitions	12.0
Impact of warmer temperatures	(84.2)
Net customer attrition	(11.6)
Other	3.7

Change	(80.1)

Volume - Six months ended March 31, 2016	237.2

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers, and commercial/industrial/other customers for the six months ended March 31, 2016 compared to the six months ended March 31, 2015:

	Six Months Ended
Customers	March 31, 2016	March 31, 2015
Residential Variable	40.8%	38.4%
Residential Price-Protected	46.4%	47.5%
Commercial/Industrial	12.8%	14.1%

Total	100.0%	100.0%

The customer mix from recent acquisitions has resulted in a slight percentage increase in residential variable volume sold and a slight decrease in the percentage of commercial volume sold. However, over the last several years, the Partnership has experienced a shift from our variable pricing plans to price-protected offerings as customers seek surety of price, which may impact our ability to expand our per gallon margins in the future.

Volume of other petroleum products sold increased by 1.7 million gallons, or 3.2%, to 54.4 million gallons for the six months ended March 31, 2016, compared to 52.7 million gallons for the six months ended March 31, 2015 as a decline in the base business of 5.4 million gallons, or 10.2%, was more than offset by acquisitions which contributed 7.1 million gallons. The decline in the base business was largely due to a weather driven decrease in low margin wholesale sales.

Product Sales

For the six months ended March 31, 2016, product sales decreased $483.7 million, or 42.4%, to $657.3 million, compared to $1.1 billion for the six months ended March 31, 2015, due to a decline in wholesale product costs of $0.8182 per gallon, or 39.2%, and a decline in total volume of 21.2%, which was slightly offset by higher per gallon gross profit margins.

Installations and Services

For the six months ended March 31, 2016, installation and service sales increased $3.3 million, or 2.7%, to $123.8 million, compared to $120.5 million for the six months ended March 31, 2015, due to acquisitions and growth in the base business.

Cost of Product

For the six months ended March 31, 2016, cost of product decreased $402.1 million, or 52.1%, to $370.0 million, compared to $772.1 million for the six months ended March 31, 2015, due largely to a $0.8182 per gallon, or 39.2%, decrease in wholesale product cost and a decline in total volume of 21.2%.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the six months ended March 31, 2016 increased by $0.0297 per gallon, or 2.7%, to $1.1436 per gallon, from $1.1139 per gallon during the six months ended March 31, 2015. The Partnership was able to expand it’s per gallon margins due to the decline in per gallon wholesale product costs. Over the last 24 months the cost of home heating oil has declined significantly. Going forward, the Partnership cannot guarantee that the per gallon margins achieved during the six months ended March 31, 2016 are sustainable. Product sales and cost of product include home heating oil, propane, other petroleum products, and liquidated damages billings.

	Six Months Ended
	March 31, 2016		March 31, 2015
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	237.2		317.3

Sales	$572.1	$2.4121	$1,013.5	$3.1945
Cost	$300.9	$1.2685	$660.1	$2.0806

Gross Profit	$271.2	$1.1436	$353.4	$1.1139

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	54.4		52.7

Sales	$85.2	$1.5663	$127.5	$2.4214
Cost	$69.1	$1.2706	$112.0	$2.1261

Gross Profit	$16.1	$0.2957	$15.6	$0.2953

Total Product	Amount (in millions)		Amount (in millions)
Sales	$657.3		$1,141.0
Cost	$370.0		$772.1

Gross Profit	$287.3		$369.0

For the six months ended March 31, 2016, total product gross profit was $287.3 million, $81.6 million less than for the six months ended March 31, 2015, as the impact of higher home heating oil and propane margins was more than offset by a decline in home heating oil and propane volume.

Cost of Installations and Services

Total installation costs for the six months ended March 31, 2016 increased by $1.9 million, or 5.1%, to $38.7 million, compared to $36.8 million in installation costs for the six months ended March 31, 2015 due to acquisitions and some growth in the base business. Installation costs as a percentage of installation sales for the six months ended March 31, 2016 and the six months ended March 31, 2015 were 83.9% and 84.6%, respectively.

Service expenses decreased to $83.1 million for the six months ended March 31, 2016, or 107.0% of service sales, versus $84.2 million, or 109.4% of service sales, for the six months ended March 31, 2015, as the additional service expense related to acquisitions of $2.9 million was more than offset by a reduction in the base business of $4.0 million. During the three months ended March 31, 2015, temperatures were much colder than normal and drove an increase in the number of service hours required to ensure customers’ heating systems were operational. The mild weather experienced during the three months ended March 31, 2016 did not require a similar level of service and, as a result, expenses were lower. We experienced a combined gross profit from service and installation of $2.0 million for the six months ended March 31, 2016 compared to a combined gross loss of $0.5 million for the six months ended March 31, 2015. Management views the service and installation department on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the six months ended March 31, 2016, the change in the fair value of derivative instruments resulted in an $8.8 million credit as a decrease in the market value for unexpired hedges (a $3.0 million charge) was reduced by an $11.8 million credit due to the expiration of certain hedged positions.

During the six months ended March 31, 2015, the change in the fair value of derivative instruments resulted in an $4.3 million credit due to the expiration of certain hedged positions (a $10.4 million credit) and a decrease in the market value of unexpired hedges (a $6.1 million charge).

Delivery and Branch Expenses

For the six months ended March 31, 2016, delivery and branch expenses decreased $30.2 million, or 16.4%, to $154.7 million, compared to $184.9 million for the six months ended March 31, 2015, as an acquisition related increase of $6.1 million was more than offset by lower delivery and branch expenses of $23.7 million, or 12.8%, largely related to the weather related decline in volume in the base business of 29.0% and a $12.5 million credit recorded in the first quarter of 2016 under the Partnership’s weather hedge contract.

Depreciation and Amortization

For the six months ended March 31, 2016, depreciation and amortization expense increased by $1.1 million, or 9.0%, to $13.5 million, compared to $12.4 million for the six months ended March 31, 2015 due to acquisitions.

General and Administrative Expenses

For the six months ended March 31, 2016, general and administrative expenses decreased $1.4 million, to $11.5 million, from $12.9 million for the six months ended March 31, 2015, primarily due to a reduction in profit sharing expense.

The Partnership accrues approximately 6% of Adjusted EBITDA, as defined in the profit sharing plan, for distribution to its employees, and this amount is payable when the Partnership achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in Adjusted EBITDA.

Finance Charge Income

For the six months ended March 31, 2016, finance charge income decreased by $0.8 million, or 34.5%, to $1.5 million compared to $2.3 million for the six months ended March 31, 2015. The decline in the wholesale cost of product and the decline in volume led to lower product sales and thus a decline in accounts receivable balances subject to a finance charge.

Interest Expense, Net

For the six months ended March 31, 2016, interest expense decreased $3.5 million, or 48.5%, to $3.8 million compared to $7.3 million for the six months ended March 31, 2015. In September 2015, the Partnership redeemed its $125.0 million principal amount of 8.875% Senior Notes outstanding due 2017 with proceeds from a new, five year $100.0 million bank term-loan and cash. This refinancing drove the reduction in interest expense due to lower variable rates and lower principle outstanding.

Amortization of Debt Issuance Costs

For the six months ended March 31, 2016, amortization of debt issuance costs decreased $0.2 million to $0.6 million compared to $0.8 million for the six months ended March 31, 2015.

Income Tax Expense

For the six months ended March 31, 2016, the Partnership’s income tax expense decreased by $17.2 million to $48.3 million, from $65.5 million for the six months ended March 31, 2015, primarily due to a decrease in income before income taxes of $41.2 million. The Partnership’s effective income tax rate was 41.8% for the six months ended March 31, 2016, unchanged from the six months ended March 31, 2015.

Net Income

For the six months ended March 31, 2016, net income decreased $24.0 million, or 26.3%, to $67.3 million, from $91.2 million for the six months ended March 31, 2015, due to a decrease in pretax profit of $41.2 million which was reduced by a decline in income tax expense of $17.2 million.

Adjusted EBITDA

For the six months ended March 31, 2016, Adjusted EBITDA decreased by $48.2 million, or 27.9%, to $124.7 million as the impact of higher home heating oil and propane per gallon margins, lower operating expenses in the base business, lower service and installation costs and the $12.5 million credit recorded in the first quarter of 2016 under the weather insurance contract were more than offset by the impact of the decline in volume attributable to the 26.6% warmer weather and higher net customer attrition for the twelve months ended March 31, 2016 on Adjusted EBITDA.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but each provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Six Months Ended March 31,
(in thousands)	2016	2015
Net income	$67,267	$91,241
Plus:
Income tax expense	48,321	65,548
Amortization of debt issuance cost	627	803
Interest expense, net	3,750	7,276
Depreciation and amortization	13,491	12,375

EBITDA	133,456	177,243

(Increase) / decrease in the fair value of derivative instruments	(8,788)	(4,341)

Adjusted EBITDA	124,668	172,902

Add / (subtract)
Income tax expense	(48,321)	(65,548)
Interest expense, net	(3,750)	(7,276)
Provision for losses on accounts receivable	(448)	3,567
Increase in accounts receivables	(37,778)	(145,609)
Decrease in inventories	10,243	8,581
Decrease in customer credit balances	(15,217)	(42,309)
Change in deferred taxes	8,295	7,776
Increase in weather hedge contract receivable	(12,500)	—
Change in other operating assets and liabilities	49,043	71,516

Net cash provided by operating activities	$74,235	$3,600

Net cash used in investing activities	$(12,843)	$(4,586)

Net cash used in financing activities	$(15,286)	$(10,886)

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, multiemployer pension plan withdrawal charge, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products, without regard to financing methods and capital structure;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

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

During the six months ended March 31, 2016, cash provided by operating activities increased by $70.6 million to $74.2 million, when compared to $3.6 million of cash provided by operating activities during the six months ended March 31, 2015, as a favorable change in cash relating to accounts receivable of $134.9 million (including customer credit balances) was reduced by a $43.5 million decrease in cash generated from operations and the timing of cash used to fund accounts payable, income taxes, and other cash payments of $20.8 million. The impact of significantly warmer weather, reduction in product purchases and the continuing decline in product costs drove higher cash flows from operations as compared to the prior period. In April 2016, the Partnership received the proceeds under its weather hedge contract.

Investing Activities

Our capital expenditures for the six months ended March 31, 2016 totaled $5.5 million, as we invested in computer hardware and software ($1.3 million), refurbished certain physical plants ($0.6 million), expanded our propane operations ($1.8 million) and made additions to our fleet and other equipment ($1.8 million). We also completed two acquisitions for $7.6 million and allocated $3.8 million of the gross purchase price to intangible assets, $1.6 million to goodwill, $2.1 million to fixed assets and $0.1 million to working capital.

Our capital expenditures for the six months ended March 31, 2015 totaled $3.7 million, as we invested in computer hardware and software ($0.7 million), refurbished certain physical plants ($0.4 million), expanded our propane operations ($1.8 million) and made additions to our fleet and other equipment ($0.8 million). We also completed one acquisition for $1.1 million and allocated $0.3 million of the gross purchase price to intangible assets (including $0.1 million to goodwill), $0.7 million to fixed assets, and $0.1 million to working capital.

Financing Activities

During the six months ended March 31, 2016, we paid distributions of $10.9 million to our Common Unit holders and $0.22 million to our General Partner unit holders (including $0.18 million of incentive distributions as provided in our Partnership Agreement) and repaid $2.5 million of our term loan.

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

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions, and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation, and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of March 31, 2016 ($146.6 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and repaid from subsequent seasonal reductions in inventory and accounts receivable. As of March 31, 2016, we had no borrowings under our revolving credit facility and $49.6 million in letters of credit were outstanding, primarily for current and future insurance reserves. Our ability to borrow was reduced by $7.9 million to secure hedges with the bank group.

Under the terms of the third amended and restated credit agreement, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the maximum facility size and a fixed charge coverage ratio of not less than 1.1. We must also maintain a senior secured leverage ratio that at any time cannot be more than 3.0 as calculated during the quarters ending June or September, and at any time no more than 4.5 as calculated during the quarters ending December or March. As of March 31, 2016, Availability, as defined in the credit agreement, was $242.5 million and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for the remainder of fiscal 2016 are estimated to be approximately $4.2 million, excluding the capital requirements for leased fleet. In addition, we plan to invest an additional $1.3 million in our propane operations. Distributions for the balance of fiscal 2016, at the current quarterly level of $0.1025 per unit, would result in an aggregate of approximately $11.7 million to Common Unit holders, $0.266 million to our general partner (including $0.222 million of incentive distribution as provided for in our Partnership Agreement), and $0.222 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the general partner. Under the terms of our credit facility, our term loan is repayable in quarterly payments of $2.5 million, and depending on our fiscal 2016 results, we may be required to make an additional payment. (see Note 9—Long-Term Debt and Bank Facility Borrowings) In addition, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

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

Recent Accounting Pronouncements

The following new accounting standards are currently being evaluated by the Partnership, and are more fully described in Note 2. Summary of Significant Accounting Policies - Recent Accounting Pronouncements, of the consolidated financial statements:

•	ASU No. 2014-09, Revenue from Contracts with Customers

•	ASU No. 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs

•	ASU No. 2015-11, Simplifying the Measurement of Inventory

•	ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments

•	ASU No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes

•	ASU No. 2016-02, Leases

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At March 31, 2016, we had outstanding borrowings totaling $97.5 million, which are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $0.5 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at March 31, 2016, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $2.4 million to a negative fair market value of $(4.8) million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $1.7 million to a negative fair market value of $(8.9) million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and its chief financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2016 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

c) Other

The General Partner and the Partnership believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Partnership have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of our general partner have concluded, as of March 31, 2016, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

On February 18, 2016, a civil action was filed in the United States District Court, District of New Jersey, entitled M. Norman Donnenfeld v. Petro Home Services, Petro Holdings Inc. and Petro, Inc., Civil Action Number 2:16-cv-00882 JMV-JBC, against Petro Home Services which is a brand name, Petro Holdings Inc. and Petro, Inc. Plaintiff alleges he did not receive expected contractual benefits under his protected price plan contract when oil prices fell and asserts various claims for relief including breach of contract, violation of the New York General Business Law and fraud. The Plaintiff also seeks to have a class certified of all customers of the defendants in the United States who entered into protected price plan contracts and were denied the same contractual benefits and to be appointed to represent them. No class has yet been certified in this action. The Plaintiff seeks compensatory, punitive and other damages in unspecified amounts. The Company believes the allegations lack merit and intends to vigorously defend the action; at this time we cannot assess the potential outcome of this matter.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6.

Exhibits

(a)	Exhibits Included Within:

31.1	Certification of Chief Executive Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Star Gas Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary Kestrel Heat LLC (Principal Financial Officer)	May 4, 2016

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller Kestrel Heat LLC (Principal Accounting Officer)	May 4, 2016