Form 10-Q
period 2016-06-30
STAR GAS PARTNERS LP
filed 2016-08-01
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

At July 31, 2016, the registrant had 57,187,832 Common Units outstanding.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
(in thousands)	2016	2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$171,156	$100,508
Receivables, net of allowance of $5,589 and $6,713, respectively	87,977	89,230
Inventories	42,451	55,671
Fair asset value of derivative instruments	4,260	935
Current deferred tax assets, net	37,460	37,832
Prepaid expenses and other current assets	24,183	25,135

Total current assets	367,487	309,311

Property and equipment, net	68,339	68,123
Goodwill	212,676	211,045
Intangibles, net	101,006	107,317
Deferred charges and other assets, net	12,521	11,236

Total assets	$762,029	$707,032

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$22,680	$25,322
Fair liability value of derivative instruments	927	12,819
Current maturities of long-term debt	15,000	10,000
Accrued expenses and other current liabilities	122,932	107,745
Unearned service contract revenue	46,088	44,419
Customer credit balances	76,405	78,207

Total current liabilities	284,032	278,512

Long-term debt	80,000	90,000
Long-term deferred tax liabilities, net	35,253	21,524
Other long-term liabilities	25,492	27,110

Partners’ capital
Common unitholders	358,928	312,713
General partner	(273)	(283)
Accumulated other comprehensive loss, net of taxes	(21,403)	(22,544)

Total partners’ capital	337,252	289,886

Total liabilities and partners’ capital	$762,029	$707,032

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands, except per unit data - unaudited)	2016	2015	2016	2015
Sales:
Product	$156,229	$184,891	$813,519	$1,325,907
Installations and services	61,965	60,713	185,755	181,223

Total sales	218,194	245,604	999,274	1,507,130
Cost and expenses:
Cost of product	103,568	133,053	473,534	905,117
Cost of installations and services	53,272	52,786	175,042	173,831
(Increase) decrease in the fair value of derivative instruments	(11,283)	(5,415)	(20,071)	(9,756)
Delivery and branch expenses	64,052	64,575	218,755	249,516
Depreciation and amortization expenses	6,468	6,204	19,959	18,579
General and administrative expenses	6,017	6,173	17,525	19,090
Finance charge income	(945)	(1,699)	(2,480)	(4,042)

Operating income (loss)	(2,955)	(10,073)	117,010	154,795
Interest expense, net	(1,731)	(3,491)	(5,481)	(10,767)
Amortization of debt issuance costs	(307)	(406)	(934)	(1,209)

Income (loss) before income taxes	(4,993)	(13,970)	110,595	142,819
Income tax expense (benefit)	(1,755)	(5,611)	46,566	59,937

Net income (loss)	$(3,238)	$(8,359)	$64,029	$82,882
General Partner’s interest in net income (loss)	(19)	(47)	362	469

Limited Partners’ interest in net income (loss)	$(3,219)	$(8,312)	$63,667	$82,413

Basic and diluted income (loss) per Limited Partner Unit (1):	$(0.06)	$(0.15)	$0.95	$1.21

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	57,188	57,282	57,237	57,286

(1)	See Note 13 Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands - unaudited)	2016	2015	2016	2015
Net income (loss)	$(3,238)	$(8,359)	$64,029	$82,882

Other comprehensive income:
Unrealized gain on pension plan obligation (1)	647	556	1,943	1,670
Tax effect of unrealized gain on pension plan	(267)	(230)	(802)	(689)

Total other comprehensive income	380	326	1,141	981

Total comprehensive income (loss)	$(2,858)	$(8,033)	$65,170	$83,863

(1)	This item is included in the computation of net periodic pension cost.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2015	57,282	326	$312,713	$(283)	$(22,544)	$289,886

Net income	—	—	63,667	362	—	64,029
Unrealized gain on pension plan obligation	—	—	—	—	1,943	1,943
Tax effect of unrealized gain on pension plan	—	—	—	—	(802)	(802)
Distributions	—	—	(16,745)	(352)	—	(17,097)
Retirement of units (1)	(95)	—	(707)	—	—	(707)

Balance as of June 30, 2016 (unaudited)	57,187	326	$358,928	$(273)	$(21,403)	$337,252

(1)	See Note 3 - Common Unit Repurchase and Retirement.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
(in thousands - unaudited)	2016	2015
Cash flows provided by (used in) operating activities:
Net income	$64,029	$82,882

Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(20,071)	(9,756)
Depreciation and amortization	20,893	19,788
Provision for losses on accounts receivable	(140)	5,062
Change in deferred taxes	13,299	8,598
Changes in operating assets and liabilities:
(Increase) decrease in receivables	647	(17,730)
Decrease in inventories	13,402	12,691
Decrease in other assets	968	1,759
Decrease in accounts payable	(2,173)	(6,984)
Decrease in customer credit balances	(2,026)	(26,595)
Increase in other current and long-term liabilities	21,357	26,456

Net cash provided by operating activities	110,185	96,171

Cash flows provided by (used in) investing activities:
Capital expenditures	(7,230)	(5,227)
Proceeds from sales of fixed assets	303	212
Acquisitions	(8,829)	(1,069)

Net cash used in investing activities	(15,756)	(6,084)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	—	12,296
Revolving credit facility repayments	—	(12,296)
Repayment of term loan	(5,000)	—
Distributions	(17,097)	(15,747)
Unit repurchases	(707)	(691)
Customer retainage payments	(680)	—
Payments of debt issuance costs	(297)	—

Net cash used in financing activities	(23,781)	(16,438)

Net increase in cash and cash equivalents	70,648	73,649

Cash and cash equivalents at beginning of period	100,508	48,999

Cash and cash equivalents at end of period	$171,156	$122,648

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

The Partnership is organized as follows:

•	The Partnership is a master limited partnership, which as of June 30, 2016, had outstanding 57.2 million Common Units (NYSE: “SGU”), representing 99.43% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.57% general partner interest in Star Gas Partners. The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•	The Partnership owns 100% of Star Acquisitions, Inc., a Minnesota corporation (“SA”), that owns 100% of Petro Holdings, Inc., a Minnesota corporation (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. The Partnership’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast, Central and Southeast region retail distributor of home heating oil and propane that as of June 30, 2016, served approximately 446,000 full-service residential and commercial home heating oil and propane customers. Petro also sold diesel fuel, gasoline and home heating oil to approximately 74,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers and provided ancillary home services, including home security and plumbing, to approximately 26,000 customers.

•	Petroleum Heat and Power Co., Inc., a Minnesota corporation (“PH&P”) is a 100% owned subsidiary of the Partnership. PH&P is the borrower and the Partnership is the guarantor of the third amended and restated credit agreement’s five-year senior secured term loan and the $300 million ($450 million during the heating season of December through April of each year) revolving credit facility, both due July 30, 2020 (See Note 9—Long-Term Debt and Bank Facility Borrowings).

2) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners and its subsidiaries. All material inter-company items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Partnership’s business, the results of operations and cash flows for the nine month period ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year.

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

For fiscal years 2016 and 2017 the Partnership has a weather hedge contract with Swiss Re under which the Partnership is entitled to receive a payment of $35,000 per heating degree-day shortfall, when the accumulated number of heating degree-days in the entire hedge period is less than approximately 92.5% of the ten year average, the Payment Threshold as defined in the contract. The hedge covers the five month period from November 1, through March 31, taken as a whole, and has a maximum payout of $12.5 million for each respective fiscal year. Based on the degree-day shortfall experienced during the most recent five month hedge period, the Partnership received $12.5 million from Swiss Re in April 2016. The amount is included as a reduction to delivery and branch expenses and was recorded as of December 31, 2015.

New England Teamsters and Trucking Industry Pension Fund (the “NETTI Fund”) Liability

As of June 30, 2016, we had $0.2 million and $17.5 million included in the captions Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities, respectively, on our condensed consolidated balance sheet representing the remaining balance of the NETTI Fund withdrawal liability. Based on the borrowing rates currently available to the Partnership for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of June 30, 2016 was $18.4 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

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

In November 2015, FASB issued ASU No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes, which eliminates the requirement for companies to present deferred tax assets and liabilities as current and non-current in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2018, with early adoption permitted. The standard permits the use of either the prospective or retrospective transition method. The Partnership is evaluating the effect that ASU No. 2015-17 will have on its consolidated financial statements and related disclosures, but has not yet selected a transition method or determined the timing of adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The update requires all leases with a term greater than twelve months to be recognized on the balance sheet through a right-of-use asset and a lease liability and the disclosure of key information pertaining to leasing arrangements. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2020, with early adoption permitted. The Partnership is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures, but has not yet selected a transition method or determined the timing of adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. The update broadens the information that an entity should consider in developing expected credit loss estimates, eliminates the probable initial recognition threshold, and allows for the immediate recognition of the full amount of expected credit losses. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2021, with early adoption permitted in the first quarter of fiscal 2020. The Partnership is evaluating the effect that ASU No. 2016-13 will have on its consolidated financial statements and related disclosures, but has not yet determined the timing of adoption.

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

Under the Partnership’s third amended and restated credit agreement dated July 30, 2015, in order to repurchase Common Units we must maintain Availability (as defined in the amended and restated credit agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is in effect) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase. The Partnership was in compliance with this covenant for all unit repurchases made during the nine months ended June 30, 2016.

The following table shows repurchases under Plan III.

(in thousands, except per unit amounts) Period	Total Number of Units Purchased (a)	Average Price Paid per Unit (b)	Maximum Number of Units that May Yet Be Purchased
Plan III - Number of units authorized			4,894
Private transaction - Number of units authorized			1,150

			6,044

Plan III - Fiscal years 2012 to 2015 total (c)	3,742	$4.72	2,302

Plan III - First quarter fiscal year 2016 total	3	$7.02	2,299
Plan III - Second quarter fiscal year 2016 total	92	$7.49	2,207
Plan III - Third quarter fiscal year 2016 total	—	$—	2,207

Plan III - Nine months fiscal year 2016 total	95	$7.48	2,207

(a)	Units were repurchased as part of a publicly announced program, except as noted in a private transaction.
(b)	Amounts include repurchase costs.
(c)	Includes 1.4 million common units acquired in a private transaction.

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

As of June 30, 2016, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Partnership held the following derivative instruments that settle in future months to match anticipated sales: 6.6 million gallons of swap contracts, 4.5 million gallons of call options, 4.1 million gallons of put options, and 60.0 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of June 30, 2016, had 1.1 million gallons of long swap contracts, 54.0 million gallons of long future contracts, and 70.1 million gallons of short future contracts that settle in future months. In addition to the above, to lock-in the differential between high sulfur home heating oil and ultra low sulfur diesel, the Partnership as of June 30, 2016, had 0.7 million gallons of spread contracts (simultaneous long and short positions). To hedge its internal fuel usage and other related activities for fiscal 2016, the Partnership, as of June 30, 2016, had 5.9 million gallons of swap contracts that settle in future months.

As of June 30, 2015, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Partnership held the following derivative instruments that settle in future months to match anticipated sales: 5.2 million gallons of swap contracts, 4.4 million gallons of call options, 2.7 million gallons of put options, and 60.2 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of June 30, 2015, had 7.0 million gallons of long future contracts, and 21.8 million gallons of short future contracts that settle in future months. To hedge its internal fuel usage and other related activities for the remainder of fiscal 2015 and for fiscal 2016, the Partnership, as of June 30, 2015, had 3.0 million gallons of swap contracts that settle in future months.

The Partnership’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Munich Re Trading LLC, Regions Financial Corporation, Societe Generale, and Wells Fargo Bank, N.A. The Partnership assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Partnership generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At June 30, 2016, the aggregate cash posted as collateral in the normal course of business at counterparties was $3.1 million ($3.1 million recorded in prepaid expenses and other current assets). Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of June 30, 2016, $0.1 million of hedge positions and payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at June 30, 2016
Commodity contracts	Fair asset and fair liability value of derivative instruments	$12,309	$2,533	$9,776
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net, and in the other long-term liabilities balances	1,411	447	964

Commodity contract assets at June 30, 2016		$13,720	$2,980	$10,740

Liability Derivatives at June 30, 2016
Commodity contracts	Fair liability and fair asset value of derivative instruments	$—
Commodity contracts	Cash collateral	(8,976)	(3,258)	(5,718)
Commodity contracts	Long-term derivative liabilities included in the other long-term liabilities, and the deferred charges and other assets, net, balances	(535)	(444)	(91)

Commodity contract liabilities at June 30, 2016		$(9,511)	$(3,702)	$(5,809)

Asset Derivatives at September 30, 2015
Commodity contracts	Fair asset and fair liability value of derivative instruments	$26,628	$930	$25,698
Commodity contracts	Long-term derivative assets included in the other long-term liabilities balance	4,975	2,017	2,958

Commodity contract assets at September 30, 2015		$31,603	$2,947	$28,656

Liability Derivatives at September 30, 2015
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(41,270)	$—	$(41,270)
Commodity contracts	Cash collateral	2,758	2,758	—
Commodity contracts	Long-term derivative liabilities included in the other long-term liabilities balance	(5,977)	(2,038)	(3,939)

Commodity contract liabilities at September 30, 2015		$(44,489)	$720	$(45,209)

The Partnership’s derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$6,754	$(2,494)	$4,260	$—	$—	$4,260
Long-term derivative assets included in deferred charges and other assets, net	1,401	(523)	878	—	—	878
Fair liability value of derivative instruments	5,555	(6,482)	(927)	—	—	(927)
Long-term derivative liabilities included in other long-term liabilities, net	10	(12)	(2)	—		(2)

Total at June 30, 2016	$13,720	$(9,511)	$4,209	$—	$—	$4,209

Fair asset value of derivative instruments	$935	$—	$935	$—	$—	$935
Fair liability value of derivative instruments	25,693	(38,512)	(12,819)	—	—	(12,819)
Long-term derivative liabilities included in other long-term liabilities, net	4,975	(5,977)	(1,002)			(1,002)

Total at September 30, 2015	$31,603	$(44,489)	$(12,886)	$—	$—	$(12,886)

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015
Closed Positions
Commodity contracts	Cost of product (a)	$8,177	$6,599	$16,978	$17,115
Commodity contracts	Cost of installations and service (a)	$72	$280	$848	$1,625
Commodity contracts	Delivery and branch expenses (a)	$150	$251	$1,029	$1,716

Closed Positions
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments	$(11,283)	$(5,415)	$(20,071)	$(9,756)

(a)	Represents realized closed positions and includes the cost of options as they expire.

5) Inventories

The Partnership’s product inventories are stated at the lower of cost or market computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost or market using the FIFO method. The components of inventory were as follows (in thousands):

	June 30, 2016	September 30, 2015
Product	$22,154	$35,599
Parts and equipment	20,297	20,072

Total inventory	$42,451	$55,671

6) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	June 30, 2016	September 30, 2015
Property and equipment	$179,516	$179,631
Less: accumulated depreciation	111,177	111,508

Property and equipment, net	$68,339	$68,123

7) Business Combination

During fiscal 2016, the Partnership acquired a heating oil dealer, a motor fuel dealer, and a propane dealer for purchase prices aggregating approximately $8.8 million. The aggregate purchase price was allocated $5.2 million to intangible assets, $1.6 million to goodwill, $2.2 million to fixed assets, and reduced by $0.2 million for working capital credits. The acquired companies’ operating results are included in the Partnership’s consolidated financial statements starting on their respective acquisition date, and are not material to the Partnership’s financial condition, results of operations, or cash flows.

8) Goodwill and Intangibles, net

Goodwill

A summary of changes in the Partnership’s goodwill is as follows (in thousands):

Balance as of September 30, 2015	$211,045
Fiscal year 2016 business combinations	1,631

Balance as of June 30, 2016	$212,676

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	June 30, 2016			September 30, 2015
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$326,878	$246,876	$80,002	$322,027	$236,438	$85,589
Trade names and other intangibles	27,093	6,089	21,004	26,774	5,046	21,728

Total	$353,971	$252,965	$101,006	$348,801	$241,484	$107,317

Amortization expense for intangible assets was $11.5 million for the nine months ended June 30, 2016, compared to $10.0 million for the nine months ended June 30, 2015.

9) Long-Term Debt and Bank Facility Borrowings

The Partnership’s debt is as follows (in thousands):

	June 30,		September 30,
	2016		2015
	Carrying		Carrying
	Amount	Fair Value (a)	Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$—	$—	$—	$—
Senior Secured Term Loan	95,000	95,000	100,000	100,000

Total debt	$95,000	$95,000	$100,000	$100,000

Total short-term portion of debt	$15,000	$15,000	$10,000	$10,000

Total long-term portion of debt	$80,000	$80,000	$90,000	$90,000

(a)	The face amount of the Partnership’s variable rate long-term debt approximates fair value.

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

All amounts outstanding under the third amended and restated revolving credit facility become due and payable on the facility termination date of July 30, 2020. The $100 million Term Loan, whose balance at June 30, 2016, was $95.0 million, is repayable in quarterly payments of $2.5 million, plus an annual payment equal to 25% of the annual Excess Cash Flow as defined in the agreement (an amount not to exceed $15 million annually), less certain voluntary prepayments made during the year, with final payment at maturity. As of June 30, 2016 the Partnership expects to make approximately $5.0 million of additional term loan repayments due to anticipated Excess Cash Flow for the fiscal year ending September 30, 2016. The amount is included in the caption current maturities of long-term debt on our condensed consolidated balance sheet.

The interest rate on the third amended and restated revolving credit facility and the term loan is based on a margin over LIBOR or a base rate. At June 30, 2016, the effective interest rate on the term loan was approximately 3.58%.

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

At June 30, 2016, $95.0 million of the term loan was outstanding, no amount was outstanding under the revolving credit facility, $0.1 million of hedge positions were secured under the credit agreement, and $49.1 million of letters of credit were issued and outstanding. At September 30, 2015, $100.0 million of the term loan was outstanding, no amount was outstanding under the revolving credit facility, $15.3 million of hedge positions were secured under the credit agreement, and $54.8 million of letters of credit were issued and outstanding.

At June 30, 2016, availability was $221.9 million, and the Partnership was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio. At September 30, 2015, availability was $176.0 million, and the Partnership was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio.

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

The current and deferred income tax expenses for the three and nine months ended June 30, 2016, and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Income (loss) before income taxes	$(4,993)	$(13,970)	$110,595	$142,819

Current tax expense (benefit)	$(6,759)	$(6,433)	$33,268	$51,339
Deferred tax expense	5,004	822	13,298	8,598

Total tax expense (benefit)	$(1,755)	$(5,611)	$46,566	$59,937

As of January 1, 2016, Star Acquisitions, Inc., a wholly-owned subsidiary of the Partnership, had an estimated Federal net operating loss carry forward (“NOLs”) of approximately $3.9 million. The Federal NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income but are also subject to annual limitations of between $1.0 million and $2.2 million.

Due to a change in a state tax law enacted in December 2015, the Partnership increased its valuation allowance by $0.5 million. The balance of the valuation allowance at June 30, 2016 is $3.5 million.

At June 30, 2016, we did not have unrecognized income tax benefits.

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

11) Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
	June 30,
(in thousands)	2016	2015
Cash paid during the period for:
Income taxes, net	$15,411	$28,746
Interest	$5,082	$13,283

Non-cash investing activities:
Acquisition of NYC heating oil customer list	$—	$886

Non-cash operating activities:
Increase in interest expense—amortization of debt discount on 8.875% Senior Notes and amortization of deferred charges on senior secured term loan	$214	$91

12) Commitments and Contingencies

On February 18, 2016, a civil action was filed in the United States District Court, District of New Jersey, entitled M. Norman Donnenfeld v. Petro Home Services, Petro Holdings Inc. and Petro, Inc., Civil Action Number 2:16-cv-00882 JMV-JBC, against Petro Home Services which is a brand name, Petro Holdings Inc. and Petro, Inc. Plaintiff alleges he did not receive expected contractual benefits under his protected price plan contract when oil prices fell and asserts various claims for relief including breach of contract, violation of the New York General Business Law and fraud. The Plaintiff also seeks to have a class certified of all customers of the defendants in the United States who entered into protected price plan contracts and were denied the same contractual benefits and to be appointed to represent them. No class has yet been certified in this action. The Plaintiff seeks compensatory, punitive and other damages in unspecified amounts. On May 9, 2016, the Partnership filed a motion to dismiss the complaint for lack of personal jurisdiction and failure to state a claim for relief and to strike the class action allegations. The motion was fully briefed and submitted to the court on July 12, 2016 and no decision has been issued yet. The Partnership believes the allegations lack merit and intends to vigorously defend the action; at this time we cannot assess the potential outcome or materiality of this matter.

The Partnership’s operations are subject to the operating hazards and risks normally incidental to handling, storing and transporting and otherwise providing for use by consumers hazardous liquids such as home heating oil and propane. In the ordinary course of business, the Partnership is a defendant in various legal proceedings and litigation. The Partnership records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. We do not believe these matters, when considered individually or in the aggregate, could reasonably be expected to have a material adverse effect on the Partnership’s results of operations, financial position or liquidity.

The Partnership maintains insurance policies with insurers in amounts and with coverages and deductibles we believe are reasonable and prudent. However, the Partnership cannot assure that this insurance will be adequate to protect it from all material expenses related to current and potential future claims, legal proceedings and litigation. Certain types of claims may be excluded from our insurance coverage. If we were to incur substantial liability and the damages are not covered by insurance or are in excess of policy limits, or if we incur liability at a time when we are not able to obtain liability insurance, then our business, results of operations and financial condition could be materially adversely affected.

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

The following presents the net income allocation and per unit data using this method for the periods presented:

	Three Months Ended		Nine Months Ended
Basic and Diluted Earnings Per Limited Partner:	June 30,		June 30,
(in thousands, except per unit data)	2016	2015	2016	2015
Net income (loss)	$(3,238)	$(8,359)	$64,029	$82,882
Less General Partner’s interest in net income (loss)	(19)	(47)	362	469

Net income (loss) available to limited partners	(3,219)	(8,312)	63,667	82,413
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	—	—	9,313	13,128

Limited Partner’s interest in net income (loss) under FASB ASC 260-10-45-60	$(3,219)	$(8,312)	$54,354	$69,285

Per unit data:
Basic and diluted net income (loss) available to limited partners	$(0.06)	$(0.15)	$1.11	$1.44

Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	—	—	0.16	0.23

Limited Partner’s interest in net income (loss) under FASB ASC 260-10-45-60	$(0.06)	$(0.15)	$0.95	$1.21

Weighted average number of Limited Partner units outstanding	57,188	57,282	57,237	57,286

14) Subsequent Events

Quarterly Distribution Declared

In July 2016, we declared a quarterly distribution of $0.1025 per unit, or $0.41 per unit on an annualized basis, on all Common Units with respect to the third quarter of fiscal 2016, payable on August 9, 2016, to holders of record on August 1, 2016. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to Common Unit holders and 10% to the General Partner unit holders (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $5.9 million will be paid to the Common Unit holders, $0.13 million to the General Partner unit holders (including $0.1 million of incentive distribution as provided in our Partnership Agreement) and $0.1 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Acquisition

In July 2016, the Partnership acquired the customer lists and assets of a propane dealership for approximately $1.0 million.

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

Home Heating Oil Price Volatility

In recent years, the wholesale price of home heating oil has been volatile, resulting in increased consumer price sensitivity to heating costs and increased gross customer losses. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces. The price of home heating oil is closely linked to the price refiners pay for crude oil, which is the principal cost component of home heating oil. The volatility in the wholesale cost of home heating oil, as measured by the New York Mercantile Exchange (“NYMEX”), for the fiscal years ending September 30, 2012 through June 30, 2016, on a quarterly basis, is illustrated in the following chart (price per gallon):

	Fiscal 2016(1)		Fiscal 2015(1)		Fiscal 2014(1)		Fiscal 2013(1)		Fiscal 2012
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$1.08	$1.61	$1.85	$2.66	$2.84	$3.12	$2.90	$3.26	2.72	$3.17
March 31	0.87	1.26	1.62	2.30	2.89	3.28	2.86	3.24	2.99	3.32
June 30	1.08	1.57	1.68	2.02	2.85	3.05	2.74	3.09	2.53	3.25
September 30	—	—	1.38	1.84	2.65	2.98	2.87	3.21	2.68	3.24

(1)	Beginning April 1, 2013, the NYMEX contract specifications were changed from high sulfur home heating oil to ultra low sulfur diesel. Ultra low sulfur diesel is similar in composition to ultra low sulfur home heating oil.

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

Impact of Warm Weather on Operating Results; Weather Hedge Contract

Weather conditions have a significant impact on the demand for home heating oil and propane because our customers depend on these products principally for heating purposes. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. To partially mitigate the adverse effect of warm weather on our cash flows, we have used weather hedging contracts for a number of years. For the fiscal 2016 and 2017 heating seasons, we entered into a weather hedge contract under which we are entitled to receive a payment of $35,000 per heating degree-day shortfall when the total number of heating degree-days in the period covered is less than approximately 92.5% of the ten year average (the “Payment Threshold”). The hedge covers the period from November 1 through March 31 taken as a whole and has a maximum payout of $12.5 million. During the first quarter of 2016, the Partnership recorded a credit of $12.5 million under this contract that reduced delivery and branch expenses. This amount was collected in April 2016.

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

Derivatives

“FASB ASC 815-10-05 Derivatives and Hedging” requires that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective, as defined under this guidance, changes in fair value are recognized in other comprehensive income until the forecasted hedged item is recognized in earnings. We have elected not to designate our derivative instruments as hedging instruments under this guidance and, as a result, the changes in fair value of the derivative instruments are recognized in our statement of operations. Therefore, we experience volatility in earnings as outstanding derivative instruments are marked to market and non-cash gains and losses are recorded prior to the sale of the commodity to the customer. The volatility in any given period related to unrealized non-cash gains or losses on derivative instruments can be significant to our overall results. However, we expect those gains and losses to be offset by the cost of product when ultimately purchased.

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

Estimated Depreciation and Amortization Expense

(in thousands) Fiscal Year	Book	Tax
2016	$27,704	$33,078
2017	25,365	25,077
2018	22,422	19,988
2019	20,319	16,860
2020	17,646	14,409
2021	13,284	12,633

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2016			2015			2014
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	22,800	24,200	(1,400)	27,400	23,100	4,300	25,700	22,700	3,000
Second Quarter	13,700	19,300	(5,600)	16,000	18,200	(2,200)	16,800	16,700	100
Third Quarter	7,400	14,100	(6,700)	7,400	14,000	(6,600)	8,100	14,100	(6,000)
Fourth Quarter	—	—	—	13,900	17,900	(4,000)	17,500	18,700	(1,200)

Total	43,900	57,600	(13,700)	64,700	73,200	(8,500)	68,100	72,200	(4,100)

Customer gains and losses as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2016			2015			2014
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	5.0%	5.3%	(0.3%)	6.2%	5.2%	1.0%	6.1%	5.3%	0.8%
Second Quarter	3.0%	4.2%	(1.2%)	3.6%	4.1%	(0.5%)	3.9%	3.9%	0.0%
Third Quarter	1.6%	3.1%	(1.5%)	1.7%	3.1%	(1.4%)	1.9%	3.3%	(1.4%)
Fourth Quarter	—	—	—%	3.1%	4.0%	(0.9%)	4.1%	4.4%	(0.3%)

Total	9.6%	12.6%	(3.0%)	14.6%	16.4%	(1.8%)	16.0%	16.9%	(0.9%)

Net account attrition for the nine months of fiscal 2016 was 9,200 accounts greater than the first nine months of 2015. During the nine months ended June 30, 2016, the Partnership lost 13,700 accounts (net), or 3.0%, of its home heating oil and propane customer base, compared to the nine months ended June 30, 2015 in which the Partnership lost 4,500 accounts (net), or 1.0%. For the nine months ended June 30, 2016, our gross customer gains were 6,900 accounts less than the prior year’s comparable period and our gross customer losses for the first nine months of fiscal 2016 were 2,300 accounts higher than the nine months ended June 30, 2015. The nine months ended June 30, 2016 was 21.6% warmer than the nine months ended June 30, 2015. In addition, the wholesale cost of product declined significantly over the last two years. We believe that our gross customer gains (and ability to attract new accounts in general) was impacted by the extremely warm weather since potential new accounts did not see a need for the higher level of service we can provide. We also believe that the precipitous drop in the wholesale cost of product enabled competitors to lower their product offerings to levels which are not economically attractive for us. The increase in gross customer losses was largely due to customers leaving in search of lower prices.

During the nine months ended June 30, 2016, we lost 1.0% of our home heating oil accounts to natural gas conversions versus 1.3% during the nine months ended June 30, 2015 and 1.6% for the nine months ended June 30, 2014. Conversions to natural gas may continue as natural gas remains less expensive than home heating oil on an equivalent BTU basis.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Partnership and its subsidiaries and should be read in conjunction with the historical financial and operating data and notes thereto included elsewhere in this Quarterly Report.

Three Months Ended June 30, 2016

Compared to the Three Months Ended June 30, 2015

Volume

For the three months ended June 30, 2016, retail volume of home heating oil and propane sold increased by 0.2 million gallons, or 0.6%, to 44.7 million gallons, compared to 44.5 million gallons for the three months ended June 30, 2015. For those locations where the Partnership had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended June 30, 2016 were 31.9% colder than the three months ended June 30, 2015 and 2.4% colder than normal, as reported by NOAA. For the twelve months ended June 30, 2016, net customer attrition for the base business was 3.9%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” While temperatures for the three months ended June 30, 2016 were colder than the prior year’s comparable quarter, we believe the impact on volume is much less during this period than during the winter heating season. In addition, only a portion of Star’s customer base normally receives a delivery during the third fiscal quarter which mutes the impact of any change in temperatures. The majority of the colder temperatures occurred in May 2016 after delivery staffing had been curtailed further diminishing the effect of the colder temperatures. An analysis of the change in the retail volume of home heating oil and propane sold, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended June 30, 2015	44.5
Acquisitions	2.3
Impact of colder temperatures	10.0
Net customer attrition	(2.9)
Other	(9.2)

Change	0.2

Volume - Three months ended June 30, 2016	44.7

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended June 30, 2016 compared to the three months ended June 30, 2015:

	Three Months Ended
Customers	June 30, 2016	June 30, 2015
Residential Variable	40.4%	35.1%
Residential Price-Protected	47.5%	52.2%
Commercial/Industrial/Other	12.1%	12.7%

Total	100.0%	100.0%

Volume of other petroleum products sold increased by 3.8 million gallons, or 16.5%, to 27.2 million gallons for the three months ended June 30, 2016, compared to 23.4 million gallons for the three months ended June 30, 2015, as a decline in the base business of 0.6 million gallons, or 2.4%, was more than offset by the impact of acquisitions which contributed 4.4 million gallons.

Product Sales

For the three months ended June 30, 2016, product sales decreased $28.7 million, or 15.5%, to $156.2 million, compared to $184.9 million for the three months ended June 30, 2015, as a decline in wholesale product costs of $0.5212 per gallon, or 26.6%, was only slightly offset by an increase in total volume of 6.0%.

Installations and Services

For the three months ended June 30, 2016, installation and service sales increased $1.3 million, or 2.1%, to $62.0 million, compared to $60.7 million for the three months ended June 30, 2015, due to acquisitions and growth in the base business.

Cost of Product

For the three months ended June 30, 2016, cost of product decreased $29.5 million, or 22.2%, to $103.6 million, compared to $133.1 million for the three months ended June 30, 2015, reflecting a $0.5212 per gallon, or 26.6%, decline in wholesale product costs, somewhat offset by a 6.0% increase in total volume.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended June 30, 2016 decreased by $0.0003 per gallon, to $1.0073 per gallon, from $1.0076 per gallon during the three months ended June 30, 2015. Product sales and cost of product include home heating oil, propane, other petroleum products, and liquidated damages billings.

	Three Months Ended
	June 30, 2016		June 30, 2015
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	44.7		44.5

Sales	$109.1	$2.4403	$132.6	$2.9811
Cost	$64.1	$1.4330	$87.8	$1.9735

Gross Profit	$45.1	$1.0073	$44.8	$1.0076

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	27.2		23.4

Sales	$47.1	$1.7288	$52.3	$2.2357
Cost	$39.5	$1.4494	$45.3	$1.9356

Gross Profit	$7.6	$0.2794	$7.0	$0.3001

Total Product	Amount (in millions)		Amount (in millions)
Sales	$156.2		$184.9
Cost	$103.6		$133.1

Gross Profit	$52.7		$51.8

For the three months ended June 30, 2016, total product gross profit was $52.7 million, $0.8 million more than the three months ended June 30, 2015, primarily due to the increase in the volume of other petroleum products sold.

Cost of Installations and Services

Installation costs for the three months ended June 30, 2016 were $17.7 million, unchanged from the three months ended June 30, 2015. Installation costs as a percentage of installation sales for the three months ended June 30, 2016 and the three months ended June 30, 2015 were 83.2% and 83.9%, respectively.

Service expenses increased to $35.5 million for the three months ended June 30, 2016, or 87.4% of service sales, versus $35.1 million, or 88.5% of service sales, for the three months ended June 30, 2015, as additional service expense related to acquisitions of $1.1 million was reduced by a reduction in the base business of $0.6 million. We experienced a combined gross profit from service and installation of $8.7 million for the three months ended June 30, 2016 compared to a combined gross profit of $7.9 million for the three months ended June 30, 2015. Management views the service and installation department on a combined basis because many overhead functions cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended June 30, 2016, the change in the fair value of derivative instruments resulted in an $11.3 million credit due to an increase in the market value for unexpired hedges (an $11.2 million credit) and a $0.1 million credit due to the expiration of certain hedged positions.

During the three months ended June 30, 2015, the change in the fair value of derivative instruments resulted in a $5.4 million credit due to the expiration of certain hedged positions (a $1.0 million credit) and an increase in the market value for unexpired hedges (a $4.4 million credit).

Delivery and Branch Expenses

For the three months ended June 30, 2016, delivery and branch expenses decreased $0.5 million, or 0.8%, to $64.1 million, compared to $64.6 million for the three months ended June 30, 2015, as an acquisition related increase of $2.8 million was more than offset by lower delivery and branch expenses in the base business of $3.3 million, or 5.1%. Delivery and branch expenses were lower in the base business as an increase in insurance expense was more than offset by the impact of a decline in home heating oil and propane volume and lower bad debt and credit related expenses.

Depreciation and Amortization

For the three months ended June 30, 2016, depreciation and amortization expense increased by $0.3 million, or 4.3%, to $6.5 million, compared to $6.2 million for the three months ended June 30, 2015 due to acquisitions.

General and Administrative Expenses

For the three months ended June 30, 2016, general and administrative expenses decreased $0.2 million, to $6.0 million, from $6.2 million for the three months ended June 30, 2015 as a decrease in profit sharing expense of $0.8 million was reduced by higher legal costs and higher frozen pension expense.

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

Finance Charge Income

For the three months ended June 30, 2016, finance charge income decreased by $0.8 million, or 44.3%, to $0.9 million compared to $1.7 million for the three months ended June 30, 2015. The decline in the wholesale cost of product and the decline in volume led to lower product sales and thus a decline in accounts receivable balances subject to a finance charge.

Interest Expense, Net

For the three months ended June 30, 2016, interest expense decreased $1.8 million, or 50.4%, to $1.7 million compared to $3.5 million for the three months ended June 30, 2015. In September 2015, the Partnership redeemed its $125.0 million principal amount of 8.875% Senior Notes outstanding due 2017 with proceeds from a new, five year $100.0 million bank term-loan and cash. This refinancing drove the reduction in interest expense due to lower variable rates and lower principle outstanding.

Amortization of Debt Issuance Costs

For the three months ended June 30, 2016, amortization of debt issuance costs decreased by $0.1 million to $0.3 million compared to $0.4 million for the three months ended June 30, 2015.

Income Tax Benefit

For the three months ended June 30, 2016, income tax benefit decreased by $3.9 million to $1.8 million, from $5.6 million for the three months ended June 30, 2015, primarily due to a decrease in the loss before income taxes of $9.0 million to a loss of $5.0 million. The Partnership’s effective income tax rate decreased to 35.1% from 40.2%, primarily due to nondeductible partnership expenses and state taxes.

Net Loss

For the three months ended June 30, 2016, the Partnership’s net loss decreased $5.1 million, or 61.3%, to $3.2 million, from $8.4 million for the three months ended June 30, 2015, largely due to a decrease in the pretax loss of $9.0 million which was reduced by a decline in the income tax benefit of $3.9 million.

Adjusted EBITDA Loss

For the three months ended June 30, 2016, Adjusted EBITDA loss decreased by $1.5 million, or 16.3%, to $7.8 million as lower operating expenses, and lower service and installations costs in the base business were largely offset by the decline in volume attributable to net customer attrition for the twelve months ended June 30, 2016. The net impact of acquisitions on Adjusted EBITDA loss was minimal.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but each provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended June 30,
(in thousands)	2016	2015
Net loss	$(3,238)	$(8,359)
Plus:
Income tax benefit	(1,755)	(5,611)
Amortization of debt issuance cost	307	406
Interest expense, net	1,731	3,491
Depreciation and amortization	6,468	6,204

EBITDA (a)	3,513	(3,869)

(Increase) / decrease in the fair value of derivative instruments	(11,283)	(5,415)

Adjusted EBITDA (a)	(7,770)	(9,284)

Add / (subtract)
Income tax benefit	1,755	5,611
Interest expense, net	(1,731)	(3,491)
Provision for losses on accounts receivable	308	1,495
Decrease in accounts receivables	38,425	127,879
Decrease in inventories	3,159	4,110
Increase in customer credit balances	13,191	15,714
Change in deferred taxes	5,004	822
Decrease in weather hedge contract receivable	12,500	—
Change in other operating assets and liabilities	(28,891)	(50,285)

Net cash provided by operating activities	$35,950	$92,571

Net cash used in investing activities	$(2,913)	$(1,498)

Net cash used in financing activities	$(8,495)	$(5,552)

a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, multiemployer pension plan withdrawal charge, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks, and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes, or historical cost basis;

•	our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products, without regard to financing methods and capital structure;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

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

Nine Months Ended June 30, 2016

Compared to the Nine Months Ended June 30, 2015

Volume

For the nine months ended June 30, 2016, retail volume of home heating oil and propane sold decreased by 79.8 million gallons, or 22.1%, to 281.9 million gallons, compared to 361.7 million gallons for the nine months ended June 30, 2015. For those locations where the Partnership had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the nine months ended June 30, 2016 were 21.6% warmer than the nine months ended June 30, 2015 and 17.8% warmer than normal, as reported by NOAA. For the twelve months ended June 30, 2016, net customer attrition for the base business was 3.9%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Nine months ended June 30, 2015	361.7
Acquisitions	14.4
Impact of warmer temperatures	(78.1)
Net customer attrition	(14.4)
Other	(1.7)

Change	(79.8)

281.9

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers, and commercial/industrial/other customers for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015:

	Nine Months Ended
Customers	June 30, 2016	June 30, 2015
Residential Variable	40.8%	38.1%
Residential Price-Protected	46.6%	48.0%
Commercial/Industrial/Other	12.6%	13.9%

Total	100.0%	100.0%

Volume of other petroleum products sold increased by 5.6 million gallons, or 7.3%, to 81.6 million gallons for the nine months ended June 30, 2016, compared to 76.0 million gallons for the nine months ended June 30, 2015, as a decline in the base business of 5.9 million gallons, or 7.8%, was more than offset by acquisitions which contributed 11.5 million gallons. The decline in the base business was largely due to a weather-driven decrease in low margin wholesale sales.

Product Sales

For the nine months ended June 30, 2016, product sales decreased $512.4 million, or 38.6%, to $813.5 million, compared to $1.3 billion for the nine months ended June 30, 2015, reflecting a decline in wholesale product costs of $0.7649 per gallon, or 37.0%, and a decline in total volume of 17.0%, which was slightly offset by higher per gallon gross profit margins.

Installations and Services

For the nine months ended June 30, 2016, installation and service sales increased $4.5 million, or 2.5%, to $185.8 million, compared to $181.2 million for the nine months ended June 30, 2015, largely due to acquisitions.

Cost of Product

For the nine months ended June 30, 2016, cost of product decreased $431.6 million, or 47.7%, to $473.5 million, compared to $905.1 million for the nine months ended June 30, 2015, due largely to a $0.7649 per gallon, or 37.0%, decrease in wholesale product cost and a decline in total volume of 17.0%.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the nine months ended June 30, 2016 increased by $0.0211 per gallon, or 1.9%, to $1.1219 per gallon, from $1.1008 per gallon during the nine months ended June 30, 2015. The Partnership was able to expand its per gallon margins due to the decline in per gallon wholesale product costs. Over the last several years, the cost of home heating oil has declined significantly. Going forward, the Partnership cannot assume that the per gallon margins achieved during the nine months ended June 30, 2016 are sustainable. Product sales and cost of product include home heating oil, propane, other petroleum products, and liquidated damages billings.

	Nine Months Ended
	June 30, 2016		June 30, 2015
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	281.9		361.7

Sales	$681.3	$2.4166	$1,146.1	$3.1683
Cost	$365.0	$1.2946	$747.9	$2.0675

Gross Profit	$316.3	$1.1219	$398.2	$1.1008

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	81.6		76.0

Sales	$132.2	$1.6205	$179.8	$2.3643
Cost	$108.5	$1.3296	$157.2	$2.0675

Gross Profit	$23.7	$0.2909	$22.6	$0.2968

Total Product	Amount (in millions)		Amount (in millions)
Sales	$813.5		$1,325.9
Cost	$473.5		$905.1

Gross Profit	$340.0		$420.8

For the nine months ended June 30, 2016, total product gross profit was $340.0 million, $80.8 million, or 19.2%, less than for the nine months ended June 30, 2015, as the impact of slightly higher home heating oil and propane margins and an increase in gross profit from other petroleum products was more than offset by a decline in home heating oil and propane volume.

Cost of Installations and Services

Total installation costs for the nine months ended June 30, 2016 increased by $1.9 million, or 3.5%, to $56.4 million, compared to $54.5 million in installation costs for the nine months ended June 30, 2015, due to acquisitions and some growth in the base business. Installation costs as a percentage of installation sales for the nine months ended June 30, 2016 and the nine months ended June 30, 2015 were 83.7% and 84.4%, respectively.

Service expenses decreased to $118.7 million for the nine months ended June 30, 2016, or 100.3% of service sales, versus $119.4 million, or 102.3% of service sales, for the nine months ended June 30, 2015, as the additional service expense related to acquisitions of $4.0 million was more than offset by a reduction in the base business of $4.7 million. During the nine months ended June 30, 2015, temperatures were much colder than normal and drove an increase in the number of service hours required to ensure customers’ heating systems were operational. The mild weather experienced during the nine months ended June 30, 2016 did not require a similar level of service and, as a result, expenses were lower. We realized a combined gross profit from service and installation of $10.7 million for the nine months ended June 30, 2016 compared to a combined gross profit of $7.4 million for the nine months ended June 30, 2015. Management views the service and installation department on a combined basis because many overhead functions cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the nine months ended June 30, 2016, the change in the fair value of derivative instruments resulted in a $20.1 million credit due to an increase in the market value for unexpired hedges (a $6.5 million credit) and a $13.6 million credit due to the expiration of certain hedged positions.

During the nine months ended June 30, 2015, the change in the fair value of derivative instruments resulted in a $9.8 million credit due to the expiration of certain hedged positions (an $11.7 million credit) and a decrease in the market value of unexpired hedges (a $1.9 million charge).

Delivery and Branch Expenses

For the nine months ended June 30, 2016, delivery and branch expenses decreased $30.8 million, or 12.3%, to $218.8 million, compared to $249.5 million for the nine months ended June 30, 2015, as an acquisition related increase of $8.9 million was more than offset by lower delivery and branch expenses of $39.7 million, or 15.9%, largely due to the weather related decline in home heating oil and propane volume in the base business of 26.0% and a $12.5 million credit recorded in the first quarter of 2016 under the Partnership’s weather hedge contract.

Depreciation and Amortization

For the nine months ended June 30, 2016, depreciation and amortization expense increased by $1.4 million, or 7.4%, to $20.0 million, compared to $18.6 million for the nine months ended June 30, 2015, due to acquisitions.

General and Administrative Expenses

For the nine months ended June 30, 2016, general and administrative expenses decreased $1.6 million, to $17.5 million, from $19.1 million for the nine months ended June 30, 2015, primarily due to a reduction in profit sharing expense.

The Partnership accrues approximately 6% of Adjusted EBITDA, as defined in the profit sharing plan, for distribution to its employees, and this amount is payable when the Partnership achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in Adjusted EBITDA.

Finance Charge Income

For the nine months ended June 30, 2016, finance charge income decreased by $1.5 million, or 38.6%, to $2.5 million compared to $4.0 million for the nine months ended June 30, 2015. The decline in the wholesale cost of product and the decline in volume led to lower product sales and thus a decline in accounts receivable balances subject to a finance charge.

Interest Expense, Net

For the nine months ended June 30, 2016, interest expense decreased $5.3 million, or 49.1%, to $5.5 million compared to $10.8 million for the nine months ended June 30, 2015. In September 2015, the Partnership redeemed its $125.0 million principal amount of 8.875% Senior Notes outstanding due 2017 with proceeds from a new, five year $100.0 million bank term-loan and cash. This refinancing drove the reduction in interest expense due to lower variable rates and lower principle outstanding.

Amortization of Debt Issuance Costs

For the nine months ended June 30, 2016, amortization of debt issuance costs decreased $0.3 million to $0.9 million compared to $1.2 million for the nine months ended June 30, 2015.

Income Tax Expense

For the nine months ended June 30, 2016, the Partnership’s income tax expense decreased by $13.3 million to $46.6 million, from $59.9 million for the nine months ended June 30, 2015, primarily due to a decrease in income before income taxes of $32.2 million. The Partnership’s effective income tax rate was 42.1% for the nine months ended June 30, 2016, compared to 42% for the nine months ended June 30, 2015.

Net Income

For the nine months ended June 30, 2016, net income decreased $18.9 million, or 22.7%, to $64.0 million, from $82.9 million for the nine months ended June 30, 2015, due to a decrease in pretax profit of $32.2 million.

Adjusted EBITDA

For the nine months ended June 30, 2016, Adjusted EBITDA decreased by $46.7 million, or 28.6%, to $116.9 million as the impact of slightly higher home heating oil and propane per gallon margins, lower operating expenses in the base business, lower service and installation costs and the $12.5 million credit recorded in the first quarter of 2016 under the weather insurance contract were more than offset by the impact of the decline in volume attributable to the 21.6% warmer weather and net customer attrition for the twelve months ended June 30, 2016.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but each provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Nine Months Ended June 30,
(in thousands)	2016	2015
Net income	$64,029	$82,882
Plus:
Income tax expense	46,566	59,937
Amortization of debt issuance cost	934	1,209
Interest expense, net	5,481	10,767
Depreciation and amortization	19,959	18,579

EBITDA (a)	136,969	173,374

(Increase) / decrease in the fair value of derivative instruments	(20,071)	(9,756)

Adjusted EBITDA (a)	116,898	163,618

Add / (subtract)
Income tax expense	(46,566)	(59,937)
Interest expense, net	(5,481)	(10,767)
Provision for losses on accounts receivable	(140)	5,062
(Increase) decrease in accounts receivables	647	(17,730)
Decrease in inventories	13,402	12,691
Decrease in customer credit balances	(2,026)	(26,595)
Change in deferred taxes	13,299	8,598
Change in other operating assets and liabilities	20,152	21,231

Net cash provided by operating activities	$110,185	$96,171

Net cash used in investing activities	$(15,756)	$(6,084)

Net cash used in financing activities	$(23,781)	$(16,438)

a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, multiemployer pension plan withdrawal charge, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products, without regard to financing methods and capital structure;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

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

During the nine months ended June 30, 2016, cash provided by operating activities increased by $14.0 million to $110.2 million, when compared to $96.2 million of cash provided by operating activities during the nine months ended June 30, 2015, as a favorable change in cash relating to accounts receivable of $42.9 million (including customer credit balances) was somewhat offset by a $28.6 million decrease in cash generated from operations and the timing of cash used to fund accounts payable, income taxes, and other cash payments of $0.3 million. The impact of significantly warmer weather, reduction in product purchases and the continuing decline in product costs drove higher cash flows from operations as compared to the prior period.

Investing Activities

Our capital expenditures for the nine months ended June 30, 2016 totaled $7.2 million, as we invested in computer hardware and software ($2.0 million), refurbished certain physical plants ($0.9 million), expanded our propane operations ($2.3 million) and made additions to our fleet and other equipment ($2.0 million). We also completed three acquisitions for $8.8 million and allocated $5.2 million of the gross purchase price to intangible assets, $1.6 million to goodwill, $2.2 million to fixed assets and received credit for a negative working capital position of $0.2 million.

Our capital expenditures for the nine months ended June 30, 2015 totaled $5.2 million, as we invested in computer hardware and software ($1.3 million), refurbished certain physical plants ($0.6 million), expanded our propane operations ($2.2 million) and made additions to our fleet and other equipment ($1.1 million). We also completed one acquisition for $1.1 million and allocated $0.3 million of the gross purchase price to intangible assets, including $0.1 million to goodwill, and $0.7 million to fixed assets.

Financing Activities

During the nine months ended June 30, 2016, we paid distributions of $16.7 million to our Common Unit holders and $0.4 million to our General Partner unit holders (including $0.3 million of incentive distributions as provided in our Partnership Agreement) and repaid $5.0 million of our term loan. We also repurchased 0.95 million units for $0.7 million in connection with our unit repurchase plan.

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

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions, and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation, and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of June 30, 2016 ($171.2 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and repaid from subsequent seasonal reductions in inventory and accounts receivable. As of June 30, 2016, we had no borrowings under our revolving credit facility and $49.1 million in letters of credit were outstanding, primarily for current and future insurance reserves. Our ability to borrow was reduced by $0.1 million to secure hedges with the bank group.

Under the terms of the third amended and restated credit agreement, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the maximum facility size and a fixed charge coverage ratio of not less than 1.1. We must also maintain a senior secured leverage ratio that at any time cannot be more than 3.0 as calculated during the quarters ending June or September, and at any time no more than 4.5 as calculated during the quarters ending December or March. As of June 30, 2016, Availability, as defined in the credit agreement, was $221.9 million and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for the remainder of fiscal 2016 are estimated to be approximately $2.5 million to $3.5 million, excluding the capital requirements for leased fleet. In addition, we plan to invest an additional $1.0 million in our propane operations. Distributions for the balance of fiscal 2016, at the current quarterly level of $0.1025 per unit, would result in an aggregate of approximately $5.9 million to Common Unit holders, $0.133 million to our general partner (including $0.111 million of incentive distribution as provided for in our Partnership Agreement), and $0.111 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the general partner. Under the terms of our credit facility, our term loan is repayable in quarterly payments of $2.5 million, and the Partnership expects to make approximately $5.0 million of additional term loan repayments due to anticipated Excess Cash Flows for the fiscal year ending September 30, 2016 (see Note 9—Long-Term Debt and Bank Facility Borrowings). In addition, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

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

Recent Accounting Pronouncements

The following new accounting standards are currently being evaluated by the Partnership, and are more fully described in Note 2. Summary of Significant Accounting Policies - Recent Accounting Pronouncements, of the consolidated financial statements:

•	ASU No. 2014-09, Revenue from Contracts with Customers

•	ASU No. 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs

•	ASU No. 2015-11, Simplifying the Measurement of Inventory

•	ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments

•	ASU No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes

•	ASU No. 2016-02, Leases

•	ASU No. 2016-13, Financial Instruments – Credit Losses

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At June 30, 2016, we had outstanding borrowings totaling $95.0 million, which are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $0.6 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at June 30, 2016, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $6.7 million to a fair market value of $10.9 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $6.1 million to a negative fair market value of $(1.9) million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and its chief financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2016 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in Internal Control over Financial Reporting

On August 4, 2015, the Partnership completed the acquisition of a heating oil and motor fuel dealer. The Partnership is in the process of integrating the heating and motor fuel dealer. The Partnership is analyzing, evaluating and, where necessary, will implement changes in controls and procedures relating to the dealer’s business as integration proceeds. As a result, this process may result in additions or changes to our internal control over financial reporting.

Otherwise, there were no changes in our internal control over financial reporting during the Partnership’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

c) Other

The General Partner and the Partnership believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Partnership have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of our general partner have concluded, as of June 30, 2016, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

On February 18, 2016, a civil action was filed in the United States District Court, District of New Jersey, entitled M. Norman Donnenfeld v. Petro Home Services, Petro Holdings Inc. and Petro, Inc., Civil Action Number 2:16-cv-00882 JMV-JBC, against Petro Home Services which is a brand name, Petro Holdings Inc. and Petro, Inc. Plaintiff alleges he did not receive expected contractual benefits under his protected price plan contract when oil prices fell and asserts various claims for relief including breach of contract, violation of the New York General Business Law and fraud. The Plaintiff also seeks to have a class certified of all customers of the defendants in the United States who entered into protected price plan contracts and were denied the same contractual benefits and to be appointed to represent them. No class has yet been certified in this action. The Plaintiff seeks compensatory, punitive and other damages in unspecified amounts. On May 9, 2016, the Partnership filed a motion to dismiss the complaint for lack of personal jurisdiction and failure to state a claim for relief and to strike the class action allegations. The motion was fully briefed and submitted to the court on July 12, 2016 and no decision has been issued yet. The Partnership believes the allegations lack merit and intends to vigorously defend the action; at this time we cannot assess the potential outcome or materiality of this matter.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6.

Exhibits

(a)	Exhibits Included Within:

31.1	Certification of Chief Executive Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Star Gas Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary Kestrel Heat LLC (Principal Financial Officer)	August 1, 2016

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller Kestrel Heat LLC (Principal Accounting Officer)	August 1, 2016