Form 10-K
period 2016-09-30
STAR GAS PARTNERS LP
filed 2016-12-07
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common units held by non-affiliates on March 31, 2016 was approximately $363,812,946.

As of November 30, 2016, the registrant had 55,887,832 common units outstanding.

Documents Incorporated by Reference: None

STAR GAS PARTNERS, L.P.

2016 FORM 10-K ANNUAL REPORT

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

Structure

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil and propane distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat homes and buildings. Star Gas Partners is a Delaware limited partnership, which at November 30, 2016, had outstanding 55.9 million common partner units (NYSE: “SGU”) representing a 99.4% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing a 0.6% general partner interest in Star Gas Partners. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”).

The following chart depicts the ownership of the partnership as of November 30, 2016:

The Partnership is organized as follows:

•	Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•	Our operations are conducted through Petro Holdings, Inc., a Minnesota corporation that is a wholly owned subsidiary of Star Acquisitions, Inc., and its subsidiaries.

•	Petroleum Heat and Power Co., Inc. (“PH&P”) is a 100% owned subsidiary of the Partnership. PH&P is the borrower and the Partnership is a guarantor of the third amended and restated credit agreement’s five-year senior secured term loan and the $300 million ($450 million during the heating season of December through April of each year) revolving credit facility, both due July 30, 2020. (See Note 11 of the Notes to the Consolidated Financial Statements — Long-Term Debt and Bank Facility Borrowings)

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

Partnership Structure

The following chart summarizes our partnership structure as of September 30, 2016. Other than Star Gas Partners, L.P. all other entities in this structure are taxable as corporations for Federal and state income tax purposes.

Business Overview

We are a home heating oil and propane distributor and service provider to residential and commercial customers who heat their homes and buildings in the Northeast, Central and Southeast U.S. regions. Our customers are principally in the more northern and eastern states. As of September 30, 2016, we sold home heating oil and propane to approximately 437,000 full service residential and commercial customers. We believe we are the largest retail distributor of home heating oil in the United States, based upon sales volume with a market share in excess of 5.5%. We also sell home heating oil, gasoline and diesel fuel to approximately 71,000 customers on a delivery only basis. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our customer base including 7,700 service contracts for natural gas and other heating systems. In addition, we provide home security and plumbing, to approximately 27,000 customers, many of whom are also existing home heating oil and propane customers. During fiscal 2016, total sales were comprised approximately 62.9% from sales of home heating oil and propane; 21.7% from the installation and repair of heating and air conditioning equipment and ancillary services; and 15.4% from the sale of other petroleum products. We provide home heating equipment repair service and natural gas service 24 hours a day, seven days a week, 52 weeks a year. These services are an integral part of our business, and are intended to maximize customer satisfaction and loyalty.

We conduct our business through an operating subsidiary, Petro Holdings, Inc., utilizing multiple local brand names, such as Petro Home Services, Meenan, and Griffith Energy Services, Inc.

We also offer several pricing alternatives to our residential home heating oil customers, including a variable price (market based) option and a price-protected option, the latter of which either sets the maximum price or a fixed price that a customer will pay. Users choose the plan they feel best suits them which we believe increases customer satisfaction. Approximately 96% of our full service residential and commercial home heating oil customers automatically receive deliveries based on prevailing weather conditions. In addition, approximately 37% of our homeowners take advantage of our “smart pay” budget payment plan under which their estimated annual oil and propane deliveries and service billings are paid for in a series of equal monthly installments. We use derivative instruments as needed to mitigate our exposure to market risk associated with our price-protected offerings and the storing of our physical home heating oil inventory. Given our size, we are able to realize certain benefits of scale and provide consistent, strong customer service.

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

Washington, D.C.

District of Columbia

Delaware

Kent

New Castle

Sussex

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

West Virginia

Berkeley

Jefferson

Morgan

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

York

Virginia

Arlington

Clarke

Culpepper

Fairfax

Frederick

Fauquier

Loudoun

Prince William

Stafford

Warren

Tennessee

Bradley

Hamilton

McMinn

Meigs

Polk

North Carolina

Anson

Caburras

Davidson

Forsyth

Gaston

Guilford

Lincoln

Mecklenburg

Montgomery

Randolph

Richmond

Rowan

Stanly

Union

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

The retail home heating oil industry is mature, with total market demand expected to decline in the foreseeable future due to conversions to natural gas and other alternative energy sources. Therefore, our ability to maintain our business or grow within the industry is dependent on the acquisition of other retail distributors, the success of our marketing programs, and the growth of our other service offerings. Based on our records, our customer conversions to natural gas have ranged between 1.3% and 2.4% per year over the last five years. We believe this may continue or increase as natural gas has become less expensive than home heating oil on an equivalent BTU basis. In addition, there are legislative and regulatory efforts underway in several states seeking to encourage homeowners to expand the use of natural gas as a heating fuel.

The retail home heating oil industry is highly fragmented, characterized by a large number of relatively small, independently owned and operated local distributors. Some dealers provide full service, as we do, and others offer delivery only on a cash-on-delivery basis, which we also do to a significantly lesser extent. In addition, the industry is complex and costly due to regulations, working capital requirements, and the costs and risks of hedging for price protected customers

Propane is a by-product of natural gas processing and petroleum refining. Propane use falls into three broad categories: residential and commercial applications; industrial applications; and agricultural uses. In the residential and commercial markets, propane is used primarily for space heating, water heating, clothes drying and cooking. Industrial customers use propane generally as a motor fuel to power over-the-road vehicles, forklifts and stationary engines, to fire furnaces, as a cutting gas and in other process applications. In the agricultural market, propane is primarily used for tobacco curing, crop drying, poultry breeding and weed control.

The retail propane distribution industry is highly competitive, and is generally serviced by large multi-state full-service distributors and small local independent distributors. Like the home heating oil industry, each retail propane distribution provider operates in its own competitive environment because propane distributors typically reside in close proximity to their customers. In most retail propane distribution markets, customers can choose from multiple distributors based on the quality of customer service, safety reputation and price.

It is common practice in our business to price our liquid products to customers based on a per gallon margin over wholesale costs. As a result, we believe distributors such as ourselves generally seek to maintain their per gallon margins by passing wholesale price increases through to customers, thus insulating their margins from the volatility in wholesale prices. However, distributors may be unable or unwilling to pass the entire product cost increases through to customers. In these cases, significant decreases in per gallon margins may result. The timing of cost pass-throughs can also significantly affect margins. (See Customers and Pricing for a discussion on the Partnership’s offerings)

Business Strategy

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

Pursue select acquisitions Our senior management team has developed expertise in identifying acquisition opportunities and integrating acquired customers into our operations. We focus on acquiring profitable companies within and outside our current footprint.

We actively pursue home heating oil only companies, propane companies, dual fuel (home heating oil and propane) companies and selectively target motor fuels acquisitions, especially where they are operating in the markets we currently serve. The focus for our acquisitions is both within our current footprint, where we can leverage our existing operating structure to reduce costs, as well as outside of such areas if the target company is of adequate size to sustain profitability as a stand-alone operation. We have used this strategy to expand into several states over the past five years.

Deliver superior customer service We are dedicated to providing the best customer service in our industry to maximize customer satisfaction and retention. We have created a specific department dedicated to training employees to provide superior and consistent service and to reduce gross customer losses. This effort is also supported, reinforced and monitored by our local management teams.

We also have planned a staggered implementation beginning in fiscal 2017 of various management and technological solutions to enhance the customer experience at most of our larger brands. These efforts include conducting enhanced customer satisfaction surveys, including transactional surveys that will provided almost immediate customer feedback, as well as providing our employees an enhanced customer service interface to enable them to provide answers and information to our customers more efficiently. Additionally, we have established a technical training committee to ensure that our field personnel are properly educated in using the latest technology in a safe and efficient manner.

Diversification of product and service offerings In addition to expanding our propane operations, we are focused on expanding our suite of related products and services. These offerings include, but are not limited to, the sales, service and installation of heating and air conditioning equipment, plumbing services, appliance repair, and standby home generators. In addition, we also repair and install natural gas heating systems. We place significant emphasis on growing a solid, credit-worthy customer base with a focus on recurring revenue in the form of annual service agreements.

We conduct customer surveys to gauge the awareness of our product and service offerings, the satisfaction with those services if utilized and the potential for future opportunities. Realizing we have been known primarily as a home heating oil provider, we are in the process of repositioning our larger brands to reflect a broader range of products and services and enable us to leverage our existing organizational structure and improve our sales penetration with current and potential customers.

Geographic expansion We utilize census-based demographic data as well as local field expertise to target areas contiguous to our geographic footprint for organic expansion in a strategic manner. We then operate in such areas using a combination of existing logistical resources and personnel and, if warranted by the business demands or opportunity, adding locations.

We grow the business utilizing advertising and marketing initiatives to expand our presence while building an effective marketing database of prospects and customers.

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

Degree Day

A “degree day” is an industry measurement of temperature designed to evaluate energy demand and consumption. Degree days are based on how far the average daily temperature departs from 65°F. Each degree of temperature above 65°F is counted as one cooling degree day, and each degree of temperature below 65°F is counted as one heating degree day. Degree days are accumulated each day over the course of a year and can be compared to a monthly or a multi-year average to see if a month or a year was warmer or cooler than usual. Degree days are officially observed by the National Weather Service.

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

Customers and Pricing

Our full service home heating oil customer base is comprised of 96% residential customers and 4% commercial customers. Our residential customer receives on average 165 gallons per delivery and our commercial accounts receive on average 325 gallons per delivery. Typically, we make four to six deliveries per customer per year. Approximately 96% of our full service residential and commercial home heating oil customers have their deliveries scheduled automatically and 4% of our home heating oil customer base call from time to time to schedule a delivery. Automatic deliveries are scheduled based on each customer’s historical consumption pattern and prevailing weather conditions. Our practice is to bill customers promptly after delivery. We also offer a balanced payment plan in which a customer’s estimated annual oil purchases and service contract fees are paid for in a series of equal monthly payments. Approximately 37% of our residential home heating oil customers have selected this billing option.

We offer several pricing alternatives to our residential home heating oil customers. Our variable pricing program allows the price to float with the home heating oil market and other factors. In addition, we offer price-protected programs, which establish either a ceiling or a fixed price per gallon that the customer pays over a defined period. The following chart depicts the percentage of the pricing plans selected by our residential home heating oil customers as of the end of the fiscal year.

	September 30,
	2016	2015	2014	2013	2012
Variable	54.6%	51.4%	53.5%	53.1%	54.7%
Ceiling	40.8%	43.9%	40.8%	42.3%	40.5%
Fixed	4.6%	4.7%	5.7%	4.6%	4.8%

	100.0%	100.0%	100.0%	100.0%	100.0%

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

Suppliers and Supply Arrangements

We purchase our product for delivery in either barge, pipeline or truckload quantities, and as of September 30, 2016 had contracts with approximately 80 third-party terminal sites for the right to temporarily store petroleum products at their facilities. Home heating oil and propane purchases are made under supply contracts or on the spot market. We have entered into market price based contracts for approximately 85% of our expected home heating oil and propane requirements for the fiscal 2017 heating season. We also have market price based contracts for approximately 36% of our expected diesel and gasoline requirements for fiscal 2017.

During fiscal 2016, Global Companies LLC and NIC Holding Corp. provided approximately 13% and 8%, respectively, of our petroleum product purchases. No other single supplier provided more than 8% of our product supply during fiscal 2016. For fiscal 2017, we generally have supply contracts for similar quantities with Global Companies LLC and NIC Holding Corp. Supply contracts typically have terms of 6 to 12 months. All of the supply contracts provide for minimum quantities and in most cases do not establish in advance the price of home heating oil or propane. This price is based upon a published market index price at the time of delivery or pricing date plus an agreed upon differential. We believe that our policy of contracting for the majority of our anticipated supply needs with diverse and reliable sources will enable us to obtain sufficient product should unforeseen shortages develop in worldwide supplies.

Home Heating Oil Price Volatility

In recent years, the wholesale price of home heating oil has been extremely volatile, resulting in increased consumer sensitivity to heating costs and possibly increased gross customer attrition. Like any other market commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces. The price of home heating oil is closely linked to the price refiners pay for crude oil, which is the principal cost component of home heating oil. The volatility in the wholesale cost of home heating oil, as measured by the New York Mercantile Exchange (“NYMEX”) price per gallon for the fiscal years ended September 30, 2012 through 2016, on a quarterly basis, is illustrated by the following chart:

	Fiscal 2016 (1)		Fiscal 2015 (1)		Fiscal 2014 (1)		Fiscal 2013 (1)		Fiscal 2012
	Low	High	Low	High	Low	High	Low	High	Low	High
Quarter Ended
December 31	$1.08	$1.61	$1.85	$2.66	$2.84	$3.12	$2.90	$3.26	$2.72	$3.17
March 31	0.87	1.26	1.62	2.30	2.89	3.28	2.86	3.24	2.99	3.32
June 30	1.08	1.57	1.68	2.02	2.85	3.05	2.74	3.09	2.53	3.25
September 30	1.26	1.53	1.38	1.84	2.65	2.98	2.87	3.21	2.68	3.24

(1)	Beginning April 1, 2013, the NYMEX contract specifications were changed from high sulfur home heating oil to ultra low sulfur diesel. Ultra low sulfur diesel is similar in composition to ultra low sulfur home heating oil.

Acquisitions

Part of our business strategy is to pursue select acquisitions. During fiscal 2016, the Partnership acquired a heating oil dealer, a motor fuel dealer, and two propane dealers with an aggregate of approximately 3,300 home heating oil and propane accounts for an aggregate purchase price of approximately $9.8 million. The gross purchase price was allocated $7.4 million to intangible assets, $2.5 million to fixed assets and reduced by $0.1 million for working capital credits. Each acquired company’s operating results are included in the Partnership’s consolidated financial statements starting on its acquisition date. Customer lists, other intangibles and trade names are amortized on a straight-line basis over seven to twenty years.

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

Employees

As of September 30, 2016, we had 3,140 employees, of whom 892 were office, clerical and customer service personnel; 922 were equipment technicians; 491 were fuel delivery drivers and mechanics; 484 were management and 351 were employed in sales. Of these employees 1,285 (41%) are represented by 57 different collective bargaining agreements with local chapters of labor unions. Due to the seasonal nature of our business and depending on the demands of the 2017 heating season, we anticipate that we will augment our current staffing levels during the heating season from among the 374 employees on temporary leave of absence as of September 30, 2016. One collective bargaining agreement, covering approximately 14 employees, expired after September 30, 2016, and 19 more collective bargaining agreements will come up for renewal in fiscal 2017, covering approximately 544 employees (17%). We believe that our relations with both our union and non-union employees are generally satisfactory.

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

Transportation of our products by truck are subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation or similar state agencies. Several of our oil terminals are governed under the United States Coast Guard operations Oversite, Federal OPA 90 FRP programs and Federal Spill Prevention Control and Countermeasure programs. All of our propane bulk terminals are governed under Homeland Security Chemical Facility Anti-Terrorism Standards programs. We conduct ongoing training programs to help ensure that our operations are in compliance with applicable regulations. We maintain various permits that are necessary to operate some of our facilities, some of which may be material to our operations.

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

The following table depicts our gross customer gains, gross customer losses and net customer attrition from fiscal year 2012 to fiscal year 2016. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customers that are obtained through marketing efforts at newly acquired businesses are included in these calculations. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis.

	Fiscal Year Ended September 30,
	2016	2015	2014	2013	2012
Gross customer gains	12.1%	14.6%	16.0%	14.8%	13.4%
Gross customer losses	17.2%	16.4%	16.9%	18.1%	18.3%

Net attrition	(5.1%)	(1.8%)	(0.9%)	(3.3%)	(4.9%)

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

The continuing volatility in the energy markets can intensify price competition and add to our difficulty in reducing net customer attrition. Warmer than normal weather can also contribute to an increase in attrition as customers perceive less need for a full service provider like ourselves.

If we are not able to reduce the current level of net customer attrition or if such level should increase, attrition will have a material adverse effect on our business, operating results and cash available for distributions to unitholders. For additional information about customer attrition, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Customer Attrition.”

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

Based on data in the 2010 United States Census, from 2000 to 2010 it appears that heating oil customer conversions to natural gas in the states where we do business averaged from under 1% to over 3% per year.

The following table depicts our estimated customer losses to natural gas conversions for the last five fiscal years. We believe conversions will continue as natural gas has become less expensive than home heating oil on an equivalent BTU basis. In addition, certain states encourage homeowners to expand the use of natural gas as a heating fuel through legislation and regulatory efforts.

	Fiscal Year Ended September 30,
	2016	2015	2014	2013	2012
Customer losses to natural gas conversion	(1.3)%	(1.6)%	(2.2)%	(2.4)%	(2.0)%

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

Generally, heating oil and propane are alternative energy sources to new housing construction, because natural gas is usually selected when natural gas infrastructure exists. In certain geographies, utilities are building out their natural gas infrastructure. As such, our industry is not a growth industry. Accordingly, future growth will depend on our ability to make acquisitions on economically acceptable terms. We cannot assure that we will be able to identify attractive acquisition candidates in our sector in the future or that we will be able to acquire businesses on economically acceptable terms. Factors that may adversely affect our operating and financial results may limit our access to capital and adversely affect our ability to make acquisitions. Under the terms of our third amended and restated credit agreement that we sometimes refer to in this Report as our credit agreement, we are restricted from making any individual acquisition in excess of $25.0 million without the lenders’ approval. In addition, to make an acquisition, we are required to have Availability (as defined in our credit agreement) of at least $40.0 million, on a historical pro forma and forward-looking basis. Furthermore, as long as the bank term loan is outstanding, we must be in compliance with the senior secured leverage ratio (as defined in our credit agreement). These covenant restrictions may limit our ability to make acquisitions. Any acquisition may involve potential risks to us and ultimately to our unitholders, including:

•	an increase in our indebtedness;

•	an increase in our working capital requirements;

•	an inability to integrate the operations of the acquired business;

•	an inability to successfully expand our operations into new territories;

•	the diversion of management’s attention from other business concerns;

•	an excess of customer loss or loss of key employees from the acquired business;

•	loss of key employees from the acquired business; and

•	the assumption of additional liabilities including environmental liabilities.

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

We monitor processes and procedures to reduce the risk of unauthorized trading and to maintain substantial balance between purchases and sales or future delivery obligations. We can provide no assurance, however, that these steps will detect and/or prevent all violations of such risk management policies and procedures, particularly if deception or other intentional misconduct is involved.

Since weather conditions may adversely affect the demand for home heating oil and propane, our business, operating results and financial condition are vulnerable to warm winters.

Weather conditions in the Northeast and Mid-Atlantic regions in which we operate have a significant impact on the demand for home heating oil and propane because our customers depend on this product principally for space heating purposes. As a result, weather conditions may materially adversely impact our business, operating results and financial condition. During the peak-heating season of October through March, sales of home heating oil and propane historically have represented approximately 80% of our annual oil volume. Actual weather conditions can vary substantially from year to year or from month to month, significantly affecting our financial performance. Warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized and, consequently, our results of operations. In fiscal years 2016, 2012 and 2002 temperatures were significantly warmer than normal for the areas in which we sell our products, which adversely affected the amount of net income, EBITDA and Adjusted EBITDA that we generated during these periods.

To partially mitigate the adverse effect of warm weather on cash flows, we have used weather hedge contracts for a number of years. In general, such weather hedge contracts provide that we are entitled to receive a specific payment per heating degree-day shortfall, when the total number of heating degree-days in the hedge period is less than approximately 92.5% of the ten year average (the “Payment Threshold”). The hedge generally covers the period from November 1, through March 31, of a fiscal year taken as a whole, and has a maximum payout amount. For example, temperatures in fiscal years 2016 and 2012, taken as a whole met the Payment Threshold, and the heating degree-day shortfall during these periods resulted in our receiving the full $12.5 million payout, which was recorded as a reduction of expenses in the line item delivery and branch expenses in the statements of operations.

For fiscal year 2017 and 2018 we have a weather hedge contract with Swiss Re under which we are entitled to receive a payment of $35,000 per heating degree-day shortfall, when the total number of heating degree-days in the hedge period is less than approximately 92.5% of the ten year average, the Payment Threshold. The hedge covers the period from November 1, through March 31, taken as a whole, for each respective fiscal year, and has a maximum payout of $12.5 million for each respective fiscal year. However, there can be no assurance that such weather hedge contract would fully or substantially offset the adverse effects of warmer weather on our business and operating results during such period.

Failure to effectively estimate employer-sponsored health insurance premiums and incremental costs due to the Affordable Healthcare Act could materially and adversely affect the Company’s financial condition, results of operations, and cash flows.

In March 2010, the United States federal government enacted comprehensive health care reform legislation, which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new taxes on health insurers, self-insured companies, and health care benefits. The legislation imposes implementation effective dates that began in 2010 and extend through 2020 with many of the changes requiring additional guidance from federal agencies and regulations. Possible adverse effects could include increased costs, exposure to expanded liability, and requirements for us to revise the ways in which healthcare and other benefits are provided to employees. Such future higher costs could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

If counterparties to the derivative instruments that we use to hedge the cost of home heating oil sold to price-protected customers, physical inventory and our vehicle fuel costs were to fail, our liquidity, operating results and financial condition could be materially adversely impacted, as we would be obligated to fulfill our operational requirement of purchasing, storing and selling home heating oil and vehicle fuel, while losing the mitigating benefits of economic hedges with a failed counterparty. If one of our insurance carriers were to fail, our liquidity, results of operations and financial condition could be materially adversely impacted, as we would have to fund any catastrophic loss. If our weather hedge counterparty were to fail, we would lose the protection of our weather hedge contract. Currently, we have outstanding derivative instruments with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Munich Re Trading LLC, Regions Financial Corporation, Societe Generale, and Wells Fargo Bank, N.A. Our primary insurance carriers are American International Group, Federated Mutual Insurance Company, our captive insurance subsidiary, Woodbury Insurance Co., Inc., and our weather hedge counterparties which are subsidiaries of Swiss Re.

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

Our substantial debt and other financial obligations could impair our financial condition and our ability to obtain additional financing and have a material adverse effect on us if we fail to meet our financial and other obligations.

At September 30, 2016, we had outstanding under our credit agreement a $92.5 million term loan due July 2020. In addition, under the revolver portion of our credit agreement which expires in July 2020, we had no borrowings, but $50.6 million of letters of credit were issued, $0.3 million of hedge positions were secured, and availability was $163.4 million. During the last three fiscal years we have utilized as much as $253.8 million of our credit agreement in borrowings, letters of credit and hedging reserve. Our substantial indebtedness and other financial obligations could:

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

Our business requires a significant amount of working capital to finance accounts receivable and inventory during the heating season. Under our revolving credit facility, we may borrow up to $300 million, which increases to $450 million during the peak winter months from December through April of each fiscal year. We are obligated to meet certain financial covenants under our credit agreement, including the requirement to maintain at all times either excess availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the revolving credit commitment then in effect or a fixed charge coverage ratio (as defined in our credit agreement) of not less than 1.1. In addition, as long as our term loan is outstanding, our senior secured leverage ratio cannot at any time be more than 3.0 as calculated during the quarters ending June or September, and cannot at any time be more than 4.5 as calculated during the quarters ending December or March.

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

We purchase synthetic call options from and enter into forward swaps with members of our lending group to manage market risk associated with our commitments to our customers, our physical inventory and fuel we use for our vehicles. These institutions have not required an initial cash margin deposit or any mark to market maintenance margin for these derivatives. Any mark to market exposure reduces our borrowing base and can thus reduce the amount available to us under our credit agreement. The highest mark to market reserve against our borrowing base for these derivative instruments with our lending group was $25.2 million, $28.9 million, and $14.9 million, during fiscal years 2016, 2015, and 2014, respectively.

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

At December 31, 2016, we expect to have approximately 30 million gallons of priced purchase commitments and physical inventory hedged with a futures contract or swap. If the wholesale price of heating oil increased $1.00 per gallon, our near term liquidity in December would be reduced by $30 million.

At September 30, 2016, we had approximately 138,000 customers, or 37% of our residential customer base, on the balanced payment plan in which a customer’s estimated annual oil purchases and service contract fees are paid for in a series of equal monthly payments. Volatility in wholesale prices could reduce our liquidity if we failed to recalculate the balanced payments on a timely basis or if customers resist higher balanced payments. These customers could possibly owe us more in the future than we had budgeted. Generally, customer credit balances are at their low point after the end of the heating season and at their peak prior to the beginning of the heating season.

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

When the wholesale price of home heating oil declines significantly after a customer enters into a price protection arrangement, some customers attempt to renegotiate their arrangement in order to enter into a lower cost pricing plan with us or terminate their arrangement and switch to a competitor. As a result of significant decreases in the price of home heating oil following the summer of 2008, many price-protected customers attempted to renegotiate their agreements with us in fiscal 2009. It is our policy to bill a termination fee when customers terminate their arrangement with us. We believe that approximately 10,000 customers terminated their relationship with us as a result of being billed the termination fee in fiscal 2009. Under our current price-protected programs, approximately 40.8% and 4.6% of our residential customers are respectively categorized as being either ceiling or fixed.

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

As we self-insure workers’ compensation, automobile and general liability claims up to pre-established limits, we establish reserves based upon expectations as to what our ultimate liability will be for claims based on our historical factors. We evaluate on an annual basis the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2016, we had approximately $64.1 million of net insurance reserves and had issued $44.8 million in letters of credit for current and future claims. Other than matters for which we self-insure, we maintain insurance policies with insurers in amounts and with coverage and deductibles that we believe are reasonable and prudent.

However, there can be no assurance that the ultimate settlement of these claims will not differ materially from the assumptions used to calculate the reserves or that the insurance we maintain will be adequate to protect us from all material expenses related to potential future claims for remediation costs and personal and property damage or that these levels of insurance will be available in the future at economical prices, either of which could have a material effect on our results of operations. Further, certain types of claims may be excluded from our insurance coverage. If we were to incur substantial liability and the damages are not covered by insurance or are in excess of policy limits, or if we incur liability at a time when we are not able to obtain liability insurance, then our business, results of operations and financial condition could be materially adversely affected.

Our captive insurance company may not bring the benefits we expect.

Beginning October 1, 2016, we have elected to insure through a wholly-owned captive insurance company, Woodbury Insurance Co., Inc., certain self insured or deductible amounts. We continue to maintain our normal, historical, insurance policies with a third party insurer. In addition to certain business and operating benefits of having a captive insurance company, Star Gas expects to receive certain cash flow benefits related to the timing of the tax deduction related to these claims. Such expected cash tax timing benefits related to coverage provided by Woodbury Insurance Co., Inc. may not materialize, or any cash tax savings may not be as much as anticipated.

Our results of operations and financial condition may be adversely affected by governmental regulation and associated environmental and regulatory costs.

Our business is subject to a wide range of federal, state and local laws and regulations related to environmental and other matters. Such laws and regulations have become increasingly stringent over time. Some state and local governments have enacted or are attempting to enact regulations and incentive programs encouraging the phase-out of the products that we sell in favor other types of fuels, such as natural gas. We may experience increased costs due to stricter pollution control requirements or liabilities resulting from noncompliance with operating or other regulatory permits. New regulations might adversely impact operations, including those relating to underground storage, transportation and delivery of the products that we sell. In addition, there are environmental risks inherently associated with home heating oil operations, such as the risks of accidental releases or spills. We have incurred and continue to incur costs to remediate soil and groundwater contamination at some of our locations. We cannot be sure that we have identified all such contamination, that we know the full extent of our obligations with respect to contamination of which we are aware, or that we will not become responsible for additional contamination not yet discovered. It is possible that material costs and liabilities will be incurred, including those relating to claims for damages to property and persons.

In addition, our financial condition, results of operations and ability to pay distributions to our unitholders may be negatively impacted by significant changes in federal and state tax law. For example, an increase in federal and state income tax rates will reduce the amount of cash to pay distributions.

There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of emissions of greenhouse gases (“GHG”), in particular from the combustion of fossil fuels. Federal, regional and state regulatory authorities in many jurisdictions have begun taking steps to regulate GHG emissions. For example in October 2015, the United States Environmental Protection Agency (“EPA”) issued its final “Clean Power Plan” for regulation of GHG emissions. Under the Clean Power Plan, the EPA will set state-specific goals for GHG emissions reductions, leaving the states with flexibility to determine how to achieve such goals. The Clean Power Plan is currently the subject of multiple judicial challenges and it is unclear what, if any, effect the results of the 2016 elections will have on the Clean Power Plan. But even if the Clean Power Plan is ultimately upheld by the courts, it is too early to predict how the states where we operate or from which we obtain our products will elect to control GHG emissions. Further, irrespective of federal legislation and regulation, individual states or cities may enact laws and regulations controlling GHG emissions. It is likely that any regulatory program that caps emissions or imposes a carbon tax will increase costs for us and our customers, which could lead to increased conservation or customers seeking lower cost alternatives. We cannot yet estimate the compliance costs or business impact of potential national, regional or state greenhouse gas emissions reduction legislation, regulations or initiatives, since many such programs and proposals are still in development.

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

We depend on the use of information technology systems that could fail or be the target of cyber-attacks.

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

As of September 30, 2016, approximately 41% of our employees were covered under 57 different collective bargaining agreements. As a result, we are usually involved in union negotiations with several local bargaining units at any given time. There can be no assurance that we will be able to negotiate the terms of any expired or expiring agreement on terms satisfactory to us. Although we consider our relations with our employees to be generally satisfactory, we may experience strikes, work stoppages or slowdowns in the future. If our unionized workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition. Moreover, our non-union employees may become subject to labor organizing efforts. If any of our current non-union facilities were to unionize, we could incur increased risk of work stoppages and potentially higher labor costs.

Cash distributions (if any) are not guaranteed and may fluctuate with performance and reserve requirements.

Distributions of available cash by us to unitholders will depend on the amount of cash generated, and distributions may fluctuate based on our performance. The actual amount of cash that is available will depend upon numerous factors, including:

•	profitability of operations,

•	required principal and interest payments on debt or debt prepayments,

•	debt covenants,

•	margin account requirements,

•	cost of acquisitions,

•	issuance of debt and equity securities,

•	fluctuations in working capital,

•	capital expenditures,

•	units repurchased,

•	adjustments in reserves,

•	prevailing economic conditions,

•	financial, business and other factors,

•	increased pension funding requirements, and

•	the amount of cash taxes we have to pay in Federal, State and local corporate income and franchise taxes.

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

We are a master limited partnership. Currently, our main asset and source of income is our 100% ownership interest in Star Acquisitions, Inc. (“Star Acquisitions”), which is the parent company of Petro Holdings, Inc. Our unitholders do not receive any of the tax benefits normally associated with owning units in a publicly traded partnership, as any cash coming from Star Acquisitions to us will generally have been taxed first at a corporate level and then may also be taxable to our unitholders as dividends, reported via annual Forms K-1. We expect that a unitholder will be allocated taxable income (generally dividend income from Star Acquisitions) regardless of whether a cash distribution has been paid. Our unitholders are required to report for Federal income tax purposes their allocable share of our income, gains, losses, deductions and credits, regardless of whether we make cash distributions. For example, our unitholders may receive dividend income for cash dividends received by Star Gas Partners from Star Acquisitions that are then used by Star Gas Partners to repurchase its units.

We are not required to accumulate cash for the purpose of meeting our future obligations to our lenders, which may limit the cash available to service the final payment due on the term loan outstanding under our credit agreement.

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

Our credit agreement contains various covenants that limit our ability and the ability of our subsidiaries to, among other things:

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

We provide services to our customers in the United States from seventeen states and the District of Columbia, ranging from Maine to Georgia from 43 principal operating locations and 73 depots, 42 of which are owned and 74 of which are leased. As of September 30, 2016, we had a fleet of 1,142 truck and transport vehicles, many of which were owned and 1,325 service vans, the majority of which were leased. We lease our corporate headquarters in Stamford, Connecticut. Our obligations under our credit agreement are secured by liens and mortgages on substantially all of the Partnership’s and subsidiaries’ real and personal property.

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

	SGU – Common Unit Price Range				Distributions Declared
	High		Low		per Unit
Quarter Ended	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2016	Fiscal Year 2015
December 31,	$8.82	$6.69	$6.77	$5.36	$0.0950	$0.0875
March 31,	$8.40	$7.83	$7.25	$5.77	$0.0950	$0.0875
June 30,	$9.00	$9.11	$8.10	$7.00	$0.1025	$0.0950
September 30,	$9.75	$9.98	$8.54	$8.31	$0.1025	$0.0950

As of November 30, 2016, there were approximately 275 holders of record of common units.

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

On October 20, 2016, we declared a quarterly distribution of $0.1025 per unit, or $0.41 per unit on an annualized basis, on all Common Units with respect to the fourth quarter of fiscal 2016, payable on November 9, 2016, to holders of record on October 31, 2016. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to Common Unit holders and 10% to the General Partner unit holders (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $5.7 million was paid to the Common Unit holders, $0.1 million to the General Partner unit holders (including $0.1 million of incentive distribution as provided in our Partnership Agreement) and $0.1 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Unit Repurchase Plans and Retirement

From July 21, 2009 (the start of the Plan I Common Units repurchase program) to November 30, 2016 (the current Plan III Common Units repurchase program in effect) the Partnership has repurchased and retired 19.9 million Common Units at an aggregate purchase price of $95.9 million or an average price of $4.82 per unit.

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

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased (a)	Average Price Paid per Unit (b)	Maximum Number of Units that May Yet Be Purchased (c)
Plan III - Number of units authorized			4,894
Private transaction - Number of units authorized			2,450

			7,344
Plan III - Fiscal year 2012 total	22	$4.26	2,978

Plan III - Fiscal year 2013 total (d)	3,284	$4.63	2,738

Plan III - Fiscal year 2014 total	313	$5.32	2,425

Plan III - Fiscal year 2015 total	123	$5.64	2,302

Plan III - Fiscal year 2016 total (e)	1,395	$8.62	2,207

Plan III - October 2016	—	$—	2,207

Plan III - November 2016	—	$—	2,207

(a)	Units were repurchased as part of a publicly announced program, except as noted in a private transaction.
(b)	Amounts include repurchase costs.
(c)	Number reflects what was authorized to yet be purchased as of the end of the respective period.
(d)	Fiscal year 2013 common unit repurchases include 1.15 million common units acquired in a private transaction.
(e)	Fiscal year 2016 common unit repurchases include 1.3 million common units acquired in a private transaction.

ITEM 6.	SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

The selected financial data as of September 30, 2016 and 2015, and for the years ended September 30, 2016, 2015 and 2014 is derived from the financial statements of the Partnership included elsewhere in this Report. The selected financial data as of September 30, 2014, 2013 and 2012 and for the years ended September 30, 2013 and 2012 is derived from financial statements of the Partnership not included in this Report. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Years Ending September 30,
(in thousands, except per unit data)	2016	2015	2014	2013	2012
Statement of Operations Data:
Sales	$1,161,338	$1,674,291	$1,961,724	$1,741,796	$1,497,588
Costs and expenses:
Cost of sales	768,841	1,203,588	1,555,300	1,388,668	1,199,811
(Increase) decrease in the fair value of derivative instruments	(18,217)	4,187	6,566	6,775	(8,549)
Delivery and branch expenses	276,493	309,025	282,646	250,210	217,376
Depreciation and amortization expenses	26,530	24,930	21,635	17,303	16,395
General and administrative expenses	23,366	25,908	22,592	18,356	18,689
Multiemployer pension plan withdrawal charge	—	17,796	—	—	—
Finance charge income	(3,079)	(4,756)	(6,870)	(5,521)	(4,393)

Operating income	87,404	93,613	79,855	66,005	58,259
Interest expense, net	7,485	14,059	16,854	14,433	14,060
Amortization of debt issuance costs	1,247	1,818	1,602	1,745	1,634
Loss on redemption of debt	—	7,345	—	—	—

Income before income taxes	78,672	70,391	61,399	49,827	42,565
Income tax expense	33,738	32,835	25,315	19,921	16,576

Net income	$44,934	$37,556	$36,084	$29,906	$25,989

Weighted average number of limited partner units:
Basic and diluted	57,022	57,285	57,476	59,409	61,931

	Fiscal Years Ended September 30,
(in thousands, except per unit data)	2016	2015	2014	2013	2012
Per Unit Data:
Basic and diluted net income per unit (a)	$0.70	$0.59	$0.57	$0.47	$0.40
Cash distribution declared per common unit	$0.395	$0.365	$0.340	$0.320	$0.310
Balance Sheet Data (end of period):
Current assets	$294,858	$271,479	$296,465	$305,880	$301,519
Total assets	$692,970	$685,508	$685,107	$632,504	$639,347
Long-term debt	$76,300	$90,000	$124,572	$124,460	$124,357
Partners’ Capital	$301,493	$289,886	$273,245	$259,281	$260,145
Summary Cash Flow Data:
Net cash provided by operating activities	$101,957	$136,853	$95,155	$18,492	$105,828
Net cash used in investing activities	$(19,631)	$(30,385)	$(107,318)	$(6,960)	$(44,517)
Net cash used in financing activities	$(43,646)	$(54,959)	$(23,895)	$(34,566)	$(40,009)
Other Data:
Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization (EBITDA) (b)	$113,934	$111,198	$101,490	$83,308	$74,654
Adjusted EBITDA (b)	$95,717	$140,526	$108,056	$90,083	$66,105
Retail home heating oil and propane gallons sold	302,517	382,834	360,972	324,797	277,204
Temperatures (warmer) colder than normal (c)	(17.8)%	5.0%	4.9%	(4.1)%	(21.7)%

(a)	Net income per unit is computed in accordance with FASB ASC 260-10-45-60 Earnings per Share, Master Limited Partnerships (EITF 03-06). See Note 17. Earnings Per Limited Partner Units, of the condensed consolidated financial statements.
(b)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, multiemployer pension plan withdrawal charge, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our operating performance and return on invested capital as compared to those of other companies in the retail distribution of refined petroleum products business, without regard to financing methods and capital structure;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

The method of calculating Adjusted EBITDA may not be consistent with that of other companies, and EBITDA and Adjusted EBITDA both have limitations as an analytical tool and so should not be viewed in isolation and should be viewed in conjunction with measurements that are computed in accordance with GAAP. Some of the limitations of EBITDA and Adjusted EBITDA are:

•	EBITDA and Adjusted EBITDA do not reflect our cash used for capital expenditures;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized often will have to be replaced and EBITDA and Adjusted EBITDA do not reflect the cash requirements for such replacements;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital requirements;

•	EBITDA and Adjusted EBITDA do not reflect the cash necessary to make payments of interest or principal on our indebtedness; and

•	EBITDA and Adjusted EBITDA do not reflect the cash required to pay taxes.

EBITDA and Adjusted EBITDA are calculated for the fiscal years ended September 30 as follows:

(in thousands)	2016	2015	2014	2013	2012
Net income	$44,934	$37,556	$36,084	$29,906	$25,989
Plus:
Income tax expense	33,738	32,835	25,315	19,921	16,576
Amortization of debt issuance cost	1,247	1,818	1,602	1,745	1,634
Interest expense, net	7,485	14,059	16,854	14,433	14,060
Depreciation and amortization	26,530	24,930	21,635	17,303	16,395

EBITDA from continuing operations	113,934	111,198	101,490	83,308	74,654
(Increase)/decrease in the fair value of derivative instruments	(18,217)	4,187	6,566	6,775	(8,549)
Multiemployer pension plan withdrawal charge	—	17,796	—	—	—
Loss on redemption of debt	—	7,345	—	—	—

Adjusted EBITDA	95,717	140,526	108,056	90,083	66,105
Add/(subtract)
Income tax expense	(33,738)	(32,835)	(25,315)	(19,921)	(16,576)
Interest expense, net	(7,485)	(14,059)	(16,854)	(14,433)	(14,060)
Multiemployer pension plan withdrawal charge	—	(17,796)	—	—	—
(Recovery) provision for losses on accounts receivable	(639)	3,738	7,514	6,481	6,017
(Increase) decrease in accounts receivables	10,965	30,141	12,771	(14,074)	5,804
(Increase) decrease in inventories	9,979	4,326	14,057	(20,664)	34,335
Increase (decrease) in customer credit balances	6,490	3,992	(2,433)	(15,878)	11,952
Change in deferred taxes	9,670	(4,101)	658	1,676	12,913
Change in other operating assets and liabilities	10,998	22,921	(3,299)	5,222	(662)

Net cash provided by operating activities	$101,957	$136,853	$95,155	$18,492	$105,828

Net cash used in investing activities	$(19,631)	$(30,385)	$(107,318)	$(6,960)	$(44,517)

Net cash used in financing activities	$(43,646)	$(54,959)	$(23,895)	$(34,566)	$(40,009)

(c)	Temperatures (warmer) colder than normal are for those locations where the Partnership had existing operations, which we sometimes refer to as the “base business” (i.e. excluding acquisitions), temperatures (measured on a degree day basis) as reported by the National Oceanic and Atmospheric Administration (“NOAA”).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Weather Hedge Contract

Weather conditions have a significant impact on the demand for home heating oil and propane because customers depend on these products principally for space heating purposes. Actual weather conditions may vary substantially from year to year, significantly affecting Star’s financial performance. To partially mitigate the adverse effect of warm weather on cash flow, we have used weather hedging contracts for a number of years.

The Partnership has entered into weather hedge contracts for the fiscal years 2016, 2017 and 2018 with Swiss Re, under which Star is entitled to receive a payment of $35,000 per heating degree-day shortfall if the total number of heating degree-days within the hedge period is less than approximately 92.5% of the ten year average (the “Payment Threshold”). The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year and has a maximum payout of $12.5 million for each fiscal year. The hedge covers the period from November 1 through March 31 taken as a whole and has a maximum payout of $12.5 million. During the first quarter of 2016, the Partnership recorded a credit of $12.5 million under this contract that reduced delivery and branch expenses. This amount was collected in April 2016. The Partnership did not record any benefit under its weather hedge contract during fiscal years 2014 and 2015.

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

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2016	$27,767	$33,638
2017	26,412	26,210
2018	23,390	20,968
2019	21,223	17,499
2020	18,034	14,880
2021	13,656	12,951

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

Gross customer gains and losses

	Fiscal Year Ended
	2016			2015			2014
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	22,800	24,200	(1,400)	27,400	23,100	4,300	25,700	22,700	3,000
Second Quarter	13,700	19,300	(5,600)	16,000	18,200	(2,200)	16,800	16,700	100
Third Quarter	7,400	14,100	(6,700)	7,400	14,000	(6,600)	8,100	14,100	(6,000)
Fourth Quarter	11,400	21,200	(9,800)	13,900	17,900	(4,000)	17,500	18,700	(1,200)

Total	55,300	78,800	(23,500)	64,700	73,200	(8,500)	68,100	72,200	(4,100)

Net customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2016			2015			2014
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	5.0%	5.3%	(0.3%)	6.2%	5.2%	1.0%	6.1%	5.3%	0.8%
Second Quarter	3.0%	4.2%	(1.2%)	3.6%	4.1%	(0.5%)	3.9%	3.9%	0.0%
Third Quarter	1.6%	3.1%	(1.5%)	1.7%	3.1%	(1.4%)	1.9%	3.3%	(1.4%)
Fourth Quarter	2.5%	4.6%	(2.1%)	3.1%	4.0%	(0.9%)	4.1%	4.4%	(0.3%)

Total	12.1%	17.2%	(5.1%)	14.6%	16.4%	(1.8%)	16.0%	16.9%	(0.9%)

During fiscal 2016, the Partnership lost 23,500 accounts (net), or 5.1%, of our home heating oil and propane customer base, compared to 8,500 accounts lost (net), or 1.8% of our home heating oil and propane customer base, during fiscal 2015. For fiscal 2016, our gross customer gains were 9,400 accounts less than the prior year’s comparable period and our gross customer losses for fiscal 2016 were 5,600 accounts higher than fiscal 2015. We believe that gross customer gains in fiscal 2016 (and ability to attract new accounts in general) were impacted by the extremely warm weather since potential new accounts did not see a need for the higher level of service we can provide. We also believe that the precipitous drop in the wholesale cost of product over the last two fiscal years enabled competitors to lower their prices to levels which are not economically attractive for us. The increase in gross customer losses was due to customers leaving in search of lower prices, an increase in customers moving out of existing locations and the purging of certain customers that had switched their delivery classification from automatic to will call.

During fiscal 2015, the Partnership lost 8,500 accounts (net), or 1.8%, of our home heating oil and propane customer base, compared to 4,100 accounts lost (net), or 0.9% of our home heating oil and propane customer base, during fiscal 2014. The net attrition rates achieved in fiscal 2015 and fiscal 2014 were the lowest in the last five years. We believe that we benefitted from the effects of a declining cost of product as well as temperatures that were colder than normal which favorably impacted the gross customer loss rate. Excluding the Griffith acquisition, gross customer gains were lower by 7,200 accounts and gross customer losses were lower by 3,200 accounts year-over-year. We believe the decline in home heating oil prices drove a reduction in marketing leads and resulted in lower gross customer gains as well as lower gross customer losses. During fiscal 2014, the Partnership’s gross customer gains benefitted from operational difficulties of a few competitors.

During fiscal 2016, we estimate that we lost 1.3% of our home heating oil accounts to natural gas conversions versus 1.6% for fiscal 2015 and 2.2% for fiscal 2014. Losses to natural gas in our footprint for the heating oil industry could be greater or less than the Partnership’s estimates. Conversions to natural gas may continue as it remains less expensive than home heating oil on an equivalent BTU basis.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Partnership and its subsidiaries and should be read in conjunction with the historical financial and operating data and Notes thereto included elsewhere in this Annual Report.

Fiscal Year Ended September 30, 2016

Compared to Fiscal Year Ended September 30, 2015

Volume

For fiscal 2016, retail volume of home heating oil and propane sold decreased by 80.3 million gallons, or 21.0%, to 302.5 million gallons, compared to 382.8 million gallons for fiscal 2015. For those locations where the Partnership had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for fiscal 2016 were 21.6% warmer than fiscal 2015, and 17.8% warmer than normal, as reported by NOAA. For the twelve months ended September 30, 2016, net customer attrition for the base business was 5.3%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Fiscal 2015	382.8
Acquisitions	15.0
Weather impact	(78.1)
Net customer attrition	(18.4)
Other	1.2

Change	(80.3)

Volume -Fiscal 2016	302.5

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers, and commercial/industrial/other customers for fiscal 2016 compared to fiscal 2015:

	Twelve Months Ended
Customers	September 30, 2016	September 30, 2015
Residential Variable	40.8%	37.9%
Residential Price-Protected	46.5%	48.1%
Commercial/Industrial/Other	12.7%	14.0%

Total	100.0%	100.0%

Volume of other petroleum products sold increased by 8.2 million gallons, or 8.0%, to 109.5 million gallons for fiscal 2016, compared to 101.4 million gallons for fiscal 2015, as a decline in the base business of 5.8 million gallons, or 5.7%, was more than offset by acquisitions which contributed 14.0 million gallons. The decline in the base business was largely due to a weather-driven decrease in low margin wholesale sales.

Product Sales

For fiscal 2016, product sales decreased $0.5 billion, or 36.4%, to $0.9 billion, compared to $1.4 billion for fiscal 2015, reflecting a decline in wholesale product costs of $0.7089 per gallon, or 35.1%, and a decline in total volume of 14.9%, which was slightly offset by higher per gallon gross profit margins.

Installations and Services Sales

For fiscal 2016, installation and service sales increased $7.6 million, or 3.1%, to $250.3 million, compared to $242.7 million for fiscal 2015, due to acquisitions and additional services in the base business.

Cost of Product

For fiscal 2016, cost of product decreased $437.8 million, or 44.8%, to $539.8 million, compared to $977.6 million for fiscal 2015, due largely to a $0.7089 per gallon, or 35.1%, decrease in wholesale product cost and a decline in total volume of 14.9%.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for fiscal 2016 increased by $0.016 per gallon, or 1.4%, to $1.1222 per gallon, from $1.1062 per gallon during fiscal 2015. The Partnership was able to expand its per gallon margins due to the decline in per gallon wholesale product costs. Over the last several years, the cost of home heating oil has declined significantly. Going forward, the Partnership cannot assume that the per gallon margins achieved during either fiscal 2016 or 2015 are sustainable. Product sales and cost of product include home heating oil, propane, other petroleum products, and liquidated damages billings.

	Twelve Months Ended
	September 30, 2016		September 30, 2015
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	302.5		382.8

Sales	$731.2	$2.4172	$1,202.5	$3.1410
Cost	$391.7	$1.2950	$779.0	$2.0348

Gross Profit	$339.5	$1.1222	$423.5	$1.1062

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	109.5		101.4

Sales	$179.8	$1.6415	$229.1	$2.2601
Cost	$148.1	$1.3520	$198.6	$1.9595

Gross Profit	$31.7	$0.2895	$30.5	$0.3006

Total Product	Amount (in millions)		Amount (in millions)
Sales	$911.0		$1,431.6
Cost	$539.8		$977.6

Gross Profit	$371.2		$454.0

For fiscal 2016, total product gross profit was $371.2 million, down $82.8 million, or 18.2%, versus fiscal 2015, as the impact of slightly higher home heating oil and propane margins ($4.8 million) and an increase in gross profit from other petroleum products ($1.2 million) was more than offset by a decline in home heating oil and propane volume ($88.8 million).

Cost of Installations and Services

Total installation costs for fiscal 2016 increased by $2.7 million, or 3.7%, to $75.9 million, compared to $73.2 million in installation costs for fiscal 2015, due to acquisitions and some growth in the base business. Installation costs as a percentage of installation sales for fiscal 2016 and fiscal 2015 were 83.7% and 84.2%, respectively.

Service expenses increased slightly to $153.1 million for fiscal 2016, or 95.9% of service sales, versus $152.8 million, or 98.1% of service sales, for fiscal 2015, as the additional service expense related to acquisitions of $4.4 million was almost totally offset by a reduction in the base business of $4.0 million. During fiscal 2015, temperatures were much colder than normal and drove an increase in the number of service hours required to ensure customers’ heating systems were operational. By contrast the mild weather experienced during fiscal 2016 did not require a similar level of service and, as a result, expenses were lower. We realized a combined gross profit from service and installation of $21.3 million for fiscal 2016 compared to a combined gross profit of $16.7 million for fiscal 2015. Management views the service and installation department on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During fiscal 2016, the change in the fair value of derivative instruments resulted in a $18.2 million credit due to the expiration of certain hedged positions (a $15.3 million credit) and an increase in the market value for unexpired hedges (a $2.9 million credit).

During fiscal 2015, the change in the fair value of derivative instruments resulted in a $4.2 million charge due to the expiration of certain hedged positions (a $12.1 million credit) and a decrease in the market value of unexpired hedges (a $16.3 million charge).

Delivery and Branch Expenses

For fiscal 2016, delivery and branch expenses decreased $32.5 million, or 10.5%, to $276.5 million, compared to $309.0 million for fiscal 2015, as an acquisition related increase of $10.4 million was more than offset by lower delivery and branch expenses of $42.9 million, or 13.9%, largely due to the weather related decline in home heating oil and propane volume in the base business of 24.9%, lower bad debt expense of $4.3 million, and a $12.5 million credit recorded in the first quarter of fiscal 2016 under the Partnership’s weather hedge contract.

Depreciation and Amortization

For fiscal 2016, depreciation and amortization expense increased by $1.6 million, or 6.4%, to $26.5 million, compared to $24.9 million for fiscal 2015, due to acquisitions.

General and Administrative Expenses

For fiscal 2016, general and administrative expenses decreased $2.5 million, to $23.4 million, from $25.9 million for fiscal 2015, primarily due to a reduction in profit sharing. The Partnership accrues approximately 6% of Adjusted EBITDA, as defined in the profit sharing plan, for distribution to its employees, and this amount is payable when the Partnership achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in Adjusted EBITDA.

Multiemployer Pension Plan Withdrawal Charge

In fiscal 2015, we entered into an agreement among certain Star subsidiaries and the New England Teamsters and Trucking Industry Pension Fund (the “NETTI Fund”), a multiemployer pension plan in which such Star subsidiaries participate, providing for Star’s participating subsidiaries to withdraw from the NETTI Fund’s original employer pool and enter the NETTI Fund’s new employer pool. The withdrawal from the original employer pool triggered an undiscounted withdrawal obligation of $48.0 million to be paid in equal monthly installments over 30 years, or $1.6 million per year. The estimated annual after-tax cash impact of entering into this agreement is $0.9 million. In September 2015, we recorded a non-cash charge in order to establish a withdrawal obligation of approximately $17.8 million on the consolidated balance sheet, representing the present value of the $48.0 million of future payment obligation at a discount rate of 8.22%. We also recorded a non-cash deferred tax benefit from the agreement of approximately $7.0 million. We believe the new agreement reduces long-term financial risk for the Partnership. This 2015 expense is non-recurring.

Finance Charge Income

For fiscal 2016, finance charge income decreased by $1.7 million, or 35.3%, to $3.1 million compared to $4.8 million for fiscal 2015. The decline in the wholesale cost of product and the decline in volume sold led to lower product sales and thus a decline in accounts receivable balances subject to a finance charge.

Interest Expense, Net

For fiscal 2016, interest expense decreased $6.6 million, or 46.8%, to $7.5 million compared to $14.1 million for fiscal 2015. In September 2015, the Partnership redeemed its $125.0 million principal amount of 8.875% Senior Notes outstanding due 2017 with proceeds from a new, five year $100.0 million bank term-loan and cash. This refinancing drove the reduction in interest expense due to lower variable rates and lower principal outstanding.

Amortization of Debt Issuance Costs

For fiscal 2016, amortization of debt issuance costs decreased $0.6 million to $1.2 million compared to $1.8 million for fiscal 2015. The refinancing of the Partnership’s 8.875% Senior Notes with the bank term-loan resulted in a lower level of deferred charges to be written off.

Loss on Debt Redemption of Debt

In September 2015, the Partnership redeemed all of its $125.0 million principal amount of 8.875% Senior Notes due 2017, at the then current redemption price of $104.438 per $100 of principal plus accrued interest. The Partnership recorded a loss of $7.3 million on this transaction, resulting from the $5.5 million redemption price premium, the related write-offs of $1.5 million in unamortized deferred charges and $0.3 million of unamortized debt discount. This expense is non-recurring in fiscal 2016.

Income Tax Expense

For fiscal 2016, the Partnership’s income tax expense increased by $0.9 million to $33.7 million, from $32.8 million for fiscal 2015, primarily due to an increase in income before income taxes of $8.3 million, partially offset by a reduction in the effective income tax rate. The Partnership’s effective income tax rate was 42.9% for fiscal 2016, compared to 46.6 % for fiscal 2015. In fiscal 2015, the loss on the redemption of the Partnership’s $125.0 million principal amount of 8.875% Senior Notes due 2017 was not deductible at the Partnership’s corporate subsidiaries which caused an increase in the effective tax rate for that year.

Net Income

For fiscal 2016, net income increased $7.4 million, or 19.6%, to $44.9 million, from $37.6 million for fiscal 2015, primarily due to an increase in pretax profit of $8.3 million.

Adjusted EBITDA

For fiscal 2016, Adjusted EBITDA decreased by $44.8 million, or 31.9%, to $95.7 million as the impact of slightly higher home heating oil and propane per gallon margins, lower operating expenses in the base business, lower service and installation costs and the $12.5 million credit recorded in the first quarter of 2016 under the weather insurance contract were more than offset by the impact of the decline in volume attributable to the 21.6% warmer weather and net customer attrition for fiscal 2016.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but each provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Twelve Months Ended September 30,
(in thousands)	2016	2015
Net income	$44,934	$37,556
Plus:
Income tax expense	33,738	32,835
Amortization of debt issuance cost	1,247	1,818
Interest expense, net	7,485	14,059
Depreciation and amortization	26,530	24,930

EBITDA (a)	113,934	111,198
(Increase) / decrease in the fair value of derivative instruments	(18,217)	4,187
Multiemployer pension plan withdrawal charge	—	17,796
Loss on redemption of debt	—	7,345

Adjusted EBITDA (a)	95,717	140,526
Add / (subtract)
Income tax expense	(33,738)	(32,835)
Interest expense, net	(7,485)	(14,059)
Multiemployer pension plan withdrawal charge	—	(17,796)
(Recovery) provision for losses on accounts receivable	(639)	3,738
Decrease in accounts receivables	10,965	30,141
Decrease in inventories	9,979	4,326
Increase in customer credit balances	6,490	3,992
Change in deferred taxes	9,670	(4,101)
Change in other operating assets and liabilities	10,998	22,921

Net cash provided by operating activities	$101,957	$136,853

Net cash used in investing activities	$(19,631)	$(30,385)

Net cash used in financing activities	$(43,646)	$(54,959)

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, multiemployer pension plan withdrawal charge, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products, without regard to financing methods and capital structure;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

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

Fiscal Year Ended September 30, 2015

Compared to Fiscal Year Ended September 30, 2014

Volume

For fiscal 2015, retail volume of home heating oil and propane sold increased by 21.8 million gallons, or 6.1%, to 382.8 million gallons, compared to 361.0 million gallons for fiscal 2014. For those locations where the Partnership had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for fiscal 2015 were approximately equal to fiscal 2014 but 5.0% colder than normal, as reported by NOAA. For fiscal 2015, net customer attrition for the base business was 1.8%. Due to various reasons, we believe that our customers are adopting conservation measures to use less of our products. The impact of any such conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency and other volume variances not otherwise described, are also included in the chart under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Fiscal 2014	361.0
Acquisitions	27.0
Weather impact	(0.1)
Net customer attrition	(9.3)
Other	4.2

Change	21.8

Volume - Fiscal 2015	382.8

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

Volume of other petroleum products sold increased by 15.5 million gallons, or 18.0%, to 101.4 million gallons for fiscal 2015, compared to 85.9 million gallons for fiscal 2014, largely due to the additional volume from acquisitions of 21.1 million gallons, partially offset by a decline in the base business of 5.6 million gallons.

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

	Twelve Months Ended
	September 30, 2015		September 30, 2014
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	382.8		361.0

Sales	$1,202.5	$3.1410	$1,452.5	$4.0241
Cost	779.0	$2.0348	$1,091.4	$3.0237

Gross Profit	$423.5	$1.1062	$361.1	$1.0004

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	101.4		85.9

Sales	$229.1	$2.2601	$281.9	$3.2812
Cost	$198.6	$1.9595	$258.0	$3.0027

Gross Profit	$30.5	$0.3006	$23.9	$0.2785

Total Product	Amount (in millions)		Amount (in millions)
Sales	$1,431.6		$1,734.4
Cost	$977.6		$1,349.4

Gross Profit	$454.0		$385.0

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

Multiemployer Pension Plan Withdrawal Charge

In fiscal 2015, we entered into an agreement among certain Star subsidiaries and the New England Teamsters and Trucking Industry Pension Fund (the “NETTI Fund”), a multiemployer pension plan in which such Star subsidiaries participate, providing for Star’s participating subsidiaries to withdraw from the NETTI Fund’s original employer pool and enter the NETTI Fund’s new employer pool. The withdrawal from the original employer pool triggered an undiscounted withdrawal obligation of $48.0 million to be paid in equal monthly installments over 30 years, or $1.6 million per year. The estimated annual after-tax cash impact of entering into this agreement is $0.9 million. In September 2015, we recorded a non-cash charge in order to establish a withdrawal obligation of approximately $17.8 million on the consolidated balance sheet, representing the present value of the $48.0 million future payment obligation at a discount rate of 8.22%. We also recorded a non-cash deferred tax benefit from the agreement of approximately $7.0 million. We believe the new agreement reduces long-term financial risk for the Partnership.

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

Amortization of Debt Issuance Costs

For fiscal 2015, amortization of debt issuance costs increased by $0.2 million to $1.8 million compared to $1.6 million for fiscal 2014 largely due to the Partnership’s debt refinancing.

Loss on Debt Redemption

In September 2015, the Partnership redeemed all its $125.0 million principal amount of 8.875% Senior Notes due 2017, at the then current redemption price of $104.438 per $100 of principal plus accrued interest. The Partnership recorded a loss of $7.3 million on this transaction, resulting from the $5.5 million redemption price premium, the related write-offs of $1.5 million in unamortized deferred charges, and $0.3 million of unamortized debt discount.

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

EBITDA and Adjusted EBITDA are calculated as follows:

	Twelve Months Ended September 30,
(in thousands)	2015	2014
Net income	$37,556	$36,084
Plus:
Income tax expense	32,835	25,315
Amortization of debt issuance cost	1,818	1,602
Interest expense, net	14,059	16,854
Depreciation and amortization	24,930	21,635

EBITDA (a)	111,198	101,490
(Increase) / decrease in the fair value of derivative instruments	4,187	6,566
Multiemployer pension plan withdrawal charge	17,796	—
Loss on redemption of debt	7,345	—

Adjusted EBITDA (a)	140,526	108,056
Add / (subtract)
Income tax expense	(32,835)	(25,315)
Interest expense, net	(14,059)	(16,854)
Multiemployer pension plan withdrawal charge	(17,796)	—
Provision for losses on accounts receivable	3,738	7,514
Decrease in accounts receivables	30,141	12,771
Decrease in inventories	4,326	14,057
Increase (decrease) in customer credit balances	3,992	(2,433)
Change in deferred taxes	(4,101)	658
Change in other operating assets and liabilities	22,921	(3,299)

Net cash provided by operating activities	$136,853	$95,155

Net cash used in investing activities	$(30,385)	$(107,318)

Net cash used in financing activities	$(54,959)	$(23,895)

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, multiemployer pension plan withdrawal charge, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products, without regard to financing methods and capital structure;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

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

During fiscal 2016, cash provided by operating activities decreased by $34.9 million to $102.0 million, compared to $136.9 million of cash provided by operating activities during fiscal 2015, largely due to a $29.7 million decrease in cash generated from operations and an unfavorable change in accounts receivable of $16.7 million (including customer credit balances). The impact of the significantly warmer weather drove the reduction in cash flow from operating activities and the change in accounts receivable. Cash flow from operations was positively impacted by a change in other assets and liabilities of $11.5 million.

During fiscal 2015, cash provided by operating activities increased by $41.7 million to $136.9 million, compared to $95.2 million of cash provided by operating activities during fiscal 2014, as a $19.2 million increase in cash generated from operations and a favorable change in accounts receivable of $23.8 million (including customer credit balances) were reduced by changes in other assets and liabilities of $1.3 million. Cash flow from operating activities increased largely due to the impact of acquisitions and accounts receivable were favorably impacted by a decline in wholesale product costs.

Investing Activities

Our capital expenditures for fiscal 2016 totaled $10.1 million, as we invested in computer hardware and software ($2.8 million), refurbished certain physical plants ($1.3 million), expanded our propane operations ($2.9 million) and made additions to our fleet and other equipment ($3.1 million). We also completed four acquisitions for $9.8 million and allocated $7.4 million of the gross purchase price to intangible assets, $2.5 million to fixed assets and reduced working capital by $0.1 million.

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

Financing Activities

During fiscal 2016, we paid distributions of $22.6 million to our common unit holders, $0.5 million to our general partner (including $0.4 million of incentive distributions as provided in our Partnership Agreement) and repaid $7.5 million of our term-loan. We also repurchased 1.4 million common units for $12.0 million in connection with our unit repurchase plan.

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

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of September 30, 2016 ($139.2 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and repaid from subsequent seasonal reductions in inventory and accounts receivable. As of September 30, 2016, we had no borrowings under our revolving credit facility and $50.6 million in letters of credit were outstanding, primarily for current and future insurance reserves, and our ability to borrow was reduced by $0.3 million to secure hedges with the bank group.

Under the terms of the third amended and restated credit agreement, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the maximum facility size and a fixed charge coverage ratio of not less than 1.1. While the term-loan is outstanding we must maintain a senior secured leverage ratio that at any time cannot be more than 3.0 as calculated during the quarters ending June or September, and at any time no more than 4.5 as calculated during the quarters ending December or March. As of September 30, 2016, Availability, as defined in the credit agreement, was $163.4 million, and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for fiscal 2017 are estimated to be approximately $9.9 million, excluding the capital requirements for leased fleet. In addition, we plan to invest an additional $4.0 million in our propane operations including several start-up operations. Distributions for fiscal 2017, at the current quarterly level of $0.1025 per unit, would result in an aggregate of approximately $22.9 million to common unit holders, $0.5 million to our general partner (including $0.4 million of incentive distribution as provided for in our Partnership Agreement) and $0.4 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the general partner. Under the terms of our credit facility, our term-loan is repayable in quarterly payments of $2.5 million, or $10 million annually, and the Partnership expects to make an additional term-loan payment of $6.2 million in December 2016 due to Excess Cash Flow (as defined in the credit agreement) generated for fiscal 2016. As a result of the NETTI Fund agreement, the Partnership will be paying $1.6 million to the fund in fiscal 2017. We also intend to contribute $2.0 million into the Partnership’s frozen pension plan and, continue to repurchase Common Units pursuant to our unit repurchase plan, and seek attractive acquisition opportunities within the Availability constraints of our credit agreement and funding resources.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no special purpose entities or off balance sheet debt, other than operating leases entered into in the ordinary course of business.

Long-term contractual obligations, except for our long-term debt and NETTI withdrawal obligations, are not recorded in our consolidated balance sheet. Non-cancelable purchase obligations are obligations we incur during the normal course of business, based on projected needs. The Partnership had no capital lease obligations as of September 30, 2016.

The table below summarizes the payment schedule of our contractual obligations at September 30, 2016 (in thousands):

	Payments Due by Fiscal Year
			2018	2020
	Total	2017	and 2019	and 2021	Thereafter
Long-term debt obligations (a)	$92,500	$16,200	$20,000	$56,300	$—
Operating lease obligations (b)	117,448	17,671	29,990	22,875	46,912
Purchase obligations and other (c)	68,387	14,231	8,273	4,503	41,380
Interest obligations (d)	11,679	5,504	4,631	1,544	—
Long-term liabilities reflected on the balance sheet (e)	2,246	350	700	700	496

	$292,260	$53,956	$63,594	$85,922	$88,788

(a)	Excludes potential prepayments resulting from Excess Cash Flow as defined in our credit agreement beyond fiscal year 2017.
(b)	Represents various operating leases for office space, trucks, vans and other equipment with third parties.
(c)	Represents non-cancelable commitments as of September 30, 2016 for operations such as weather hedge premiums, customer related invoice and statement processing, voice and data phone/computer services, real estate taxes on leased property and our undiscounted future payment obligations to the New England Teamsters and Trucking Industry Pension Fund.
(d)	Reflects interest obligations on our term loan due July 2020 and the unused commitment fee on the revolving credit facility.
(e)	Reflects long-term liabilities excluding a pension accrual of approximately $2.4 million. The Partnership is not obligated to make a minimum required contribution to its two frozen defined benefit pension plans in fiscal year 2017.

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

In November 2015, FASB issued ASU 2015-17, Income Taxes—Balance Sheet Classification of Deferred Taxes, which eliminates the requirement for companies to present deferred tax assets and liabilities as current and non-current in a classified balance sheet. Instead, companies are required to classify all deferred tax assets and liabilities as non-current. The Partnership retrospectively adopted the ASU effective September 30, 2016. As a result of the adoption, certain prior year balances changed to conform to the current year presentation.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update addresses the issues of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2019, with early adoption permitted. The Partnership does not expect ASU No. 2016-15 to have a material impact on its consolidated financial statements and related disclosures.

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

Our significant accounting policies are discussed in Note 2 of the Notes to the Consolidated Financial Statements. We believe the following are our critical accounting policies and estimates:

Goodwill and Other Intangible Assets

We calculate amortization using the straight-line method over periods ranging from five to twenty years for intangible assets with finite useful lives based on historical statistics. We use amortization methods and determine asset values based on our best estimates using reasonable and supportable assumptions and projections. Key assumptions used to determine the value of these intangibles include projections of future customer attrition or growth rates, product margin increases, operating expenses, our cost of capital, and corporate income tax rates. For significant acquisitions we may engage a third party valuation firm to assist in the valuation of intangible assets of that acquisition. We assess the useful lives of intangible assets based on the estimated period over which we will receive benefit from such intangible assets such as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. At September 30, 2016, we had $97.7 million of net intangible assets subject to amortization. If lives were shortened by one year, we estimate that amortization for these assets for fiscal 2016 would have increased by approximately $2.7 million.

FASB ASC 350-10-05, Intangibles-Goodwill and Other, requires goodwill to be assessed at least annually for impairment. The Partnership has one reporting segment and performs its annual assessment at the end of August. As provided for by the standard, we performed qualitative assessments (commonly referred to as Step 0) to evaluate whether it is more-likely-than-not (a likelihood that is more than 50%) that goodwill has been impaired, as a basis to determine whether it is necessary to perform the two-step quantitative impairment test. The Partnership’s qualitative assessment included a review of factors such as our reporting segment’s market value compared to its carrying value, our short-term and long-term unit price performance, our planned overall business strategy compared to recent financial results, as well as macroeconomic conditions, industry and market considerations, cost factors, and other relevant Partnership-specific events. In considering the totality of the qualitative factors assessed, based on the weight of evidence it was determined that it was not more-likely-than-not that goodwill was impaired as of August 31, 2016, and as such it was determined that further goodwill testing was not necessary.

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

Insurance Reserves

We currently self-insure a portion of workers’ compensation, auto and general liability claims. We establish reserves based upon expectations as to what our ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience, supplemented by a third-party actuary. We periodically evaluate the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2016, we had approximately $64.1 million of net insurance reserves. The ultimate resolution of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material adverse effect on results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At September 30, 2016, we had outstanding borrowings totaling $92.5 million, which are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $0.6 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at September 30, 2016, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $12.2 million to a fair market value of $14.7 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $6.1 million to a negative fair market value of $3.6 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial statement schedules referred to in the index contained on page F-1 of this report are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our general partner’s chief executive officer and its chief financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2016 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of September 30, 2016.

The effectiveness of our internal control over financial reporting as of September 30, 2016 has been audited by our independent registered public accounting firm, as stated in their report which is included herein.

(c) Change in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Other

Our general partner and the Partnership believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Partnership have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of our general partner have concluded, as of September 30, 2016, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

ITEM 9B.	OTHER INFORMATION

On December 6, 2016, the Partnership entered into an employment agreement with Steven J. Goldman, effective as of October 1, 2016 pursuant to which he will continue to serve as President of the Partnership. Pursuant to this agreement Mr. Goldman will receive a base salary of $450,000 per annum. The agreement may be terminated at any time by either party. Under his employment agreement, if Mr. Goldman is terminated for reasons other than cause or if he terminates his employment for good reason, Mr. Goldman will be entitled to one year’s salary as severance. Mr. Goldman also agreed not to compete with the Partnership or to engage in the sale of heating oil or propane on a retail basis during the period of his employment and for twelve months thereafter.

The description of this agreement is qualified in its entirety by the text of the agreement that is filed as an exhibit hereto.

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

As of November 30, 2016, Kestrel Heat and its affiliates owned an aggregate of 13,261,350 common units, representing 23.73% of the issued and outstanding common units, and Kestrel Heat owned 325,729 general partner units.

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

Directors and Executive Officers of the General Partner

Directors are appointed for an indefinite term, subject to the discretion of Kestrel. The following table shows certain information for directors and executive officers of the general partner as of November 30, 2016:

Name	Age	Position
Paul A. Vermylen, Jr.	69	Chairman, Director
Steven J. Goldman	56	President, Chief Executive Officer and Director
Richard F. Ambury	59	Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Richard G. Oakley	56	Senior Vice President - Accounting
Henry D. Babcock(1)	76	Director
C. Scott Baxter(1)	55	Director
Daniel P. Donovan	70	Director
Bryan H. Lawrence	74	Director
Sheldon B. Lubar	87	Director
William P. Nicoletti (1)	71	Director

(1)	Audit Committee member

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

Richard G. Oakley. Mr. Oakley has been Senior Vice President of Kestrel Heat since May 1, 2014. From May 22, 2006 until April 30, 2014, Mr. Oakley was Vice President and Controller of Kestrel Heat. From September 1982 until May 2006 he held various positions with Meenan Oil Co. LP, most recently that of Controller since 1993. Mr. Oakley is a graduate of Long Island University.

Henry D. Babcock. Mr. Babcock has been a director of Kestrel Heat since April 28, 2006. Mr. Babcock is a consultant to Train, Babcock Advisors LLC, a privately owned registered investment advisor. He joined the firm in 1976, became a partner in 1980, CEO in 1999 and Chairman in 2006. Prior to this, he ran an affiliated venture capital company that was active in the U.S. and abroad. Mr. Babcock is a graduate of Yale University and received an MBA from Columbia University. He is President of The Caumsett Foundation, Inc.

Mr. Babcock’s significant experience in capital markets, corporate finance and venture capital, among other factors, led the Board to conclude that he should serve as a director of Kestrel Heat.

Scott Baxter. Mr. Baxter has been a director of Kestrel Heat since April 28, 2006. Mr. Baxter is currently Managing Director and Head of Energy for Sagent Advisors, headquartered in New York City. Mr. Baxter has over 25 years of energy investment banking experience and has been a primary advisor in sourcing and executing over $150 billion in corporate M&A, restructuring and equity financing transactions in the energy industry. Mr. Baxter also has significant experience advising independent committees of boards including rending over 30 independent fairness opinions spanning the upstream, downstream and midstream energy sectors including for many MLPs.

Prior to Sagent, Mr. Baxter had opened and ran the Houston office for Petrie Partners, and prior to that, his career has included serving as Head of the Americas for J.P. Morgan’s global energy group, Managing Director in the global energy group at Citigroup (Salomon Brothers), founding and running his own firm, Baxter Energy Partners, an upstream energy M&A advisory firm, and serving as head of the energy group for Houlihan Lokey.

Mr. Baxter holds a B.S. degree in Economics from Weber State University where he graduated cum laude, and received an MBA degree from the University of Chicago Graduate School of Business. Mr. Baxter has also served as an adjunct professor of finance at Columbia University’s Graduate School of Business and has been on the President’s advisory board for Weber State University since 1996.

Mr. Baxter’s significant experience as an investor and a senior investment banker focused on the energy field, among other factors, led the Board to conclude that he should serve as a director of Kestrel Heat.

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

Bryan H. Lawrence. Mr. Lawrence has been a director of Kestrel Heat since April 28, 2006 and a manager of Kestrel since July 2005. Mr. Lawrence is a founder and senior manager of Yorktown Partners LLC, the manager of the Yorktown group of investment partnerships, which make investments in companies engaged in the energy industry. The Yorktown partnerships were formerly affiliated with the investment firm of Dillon, Read & Co. Inc., where Mr. Lawrence was employed beginning in 1966, serving as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997. Mr. Lawrence also serves as a director of Carbon Natural Resources, Hallador Petroleum Company (each a United States publicly traded company), and certain non-public companies in the energy industry in which Yorktown partnerships hold equity interests. Mr. Lawrence is a graduate of Hamilton College and received an M.B.A. from Columbia University.

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

Meetings of Directors

During fiscal 2016, the Board of Directors of Kestrel Heat met four times. All directors attended each meeting except for one meetings in which a director did not attend.

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

During fiscal 2016, the Audit Committee of Kestrel Heat, LLC met six times. All members attended each meeting.

Reimbursement of Expenses of the General Partner

The general partner does not receive any management fee or other compensation for its management of the Partnership. The general partner is reimbursed for all expenses incurred on behalf of the Partnership, including the cost of compensation, that are properly allocable to the Partnership. The Partnership Agreement provides that the general partner shall determine the expenses that are allocable to the Partnership in any reasonable manner determined by the general partner in its sole discretion. In addition, the general partner and its affiliates may provide services to the Partnership for which a reasonable fee would be charged as determined by the general partner. There were no reimbursements of the General Partner in fiscal year 2016.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on copies of reports furnished to us, we believe that during fiscal year 2016, all reporting persons complied with the Section 16(a) filing requirements applicable to them.

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

Throughout this Report, each person who served as chief executive officer (“CEO”) during fiscal 2016, each person who served as chief financial officer (“CFO”) during fiscal 2016 and the one other most highly compensated executive officer serving at September 30, 2016 (there being no other executive officers who earned more than $100,000 during fiscal 2016) are referred to as the “named executive officers” and are included in the Executive Compensation Table.

In this Compensation Discussion and Analysis, we address the compensation paid or awarded to Messrs. Goldman, Ambury and Oakley. We refer to these executive officers as our “named executive officers.”

Compensation decisions for the above named executive officers were made by the Board of Directors of the Partnership.

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

Elements of Executive Compensation

For the fiscal year ended September 30, 2016, the principal components of compensation for the named executive officers were:

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

The majority of the Partnership’s compensation allocation is weighted towards base salary and annual discretionary profit sharing allocation. In addition, during fiscal 2016, an aggregate of $177,034 was paid to the named executive officers under the terms of the Partnership’s management incentive compensation plan and represented a small portion of the executive compensation that was paid to these officers. If the Partnership is successful in increasing the overall level of distributions payable to unitholders, the amounts payable to the named executive officers under the management incentive compensation plan should increase.

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

Profit Sharing Allocations

The Partnership maintains a profit sharing pool for certain employees, including named executive officers, which is equal to approximately 6% of the Partnership’s earnings before income taxes, depreciation and amortization, excluding items affecting comparability (“adjusted EBITDA”) for the given fiscal year. The annual discretionary profit sharing allocations paid to the named executive officers are payable from this pool. The size of the pool fluctuates based upon upward or downwards changes in adjusted EBITDA and the size of an individual award to a named executive officer fluctuates based on the size of the profit sharing pool and the number of participants in the plan. Depending upon the size of the profit sharing pool, and the number of participants in the plan, the amount paid to the named officers could be more or less.

There are no set formulas for determining the amount payable to our named executive officers from the profit sharing plan. Factors considered by our CEO and the Board in determining the level of profit sharing allocations generally include, without assigning a particular weight to any factor:

•	whether or not we achieved certain budgeted goals for the year and any material shortfalls or superior performances relative to expectations. Under the plan, no profit sharing was payable with respect to fiscal 2016 unless the Partnership achieved actual adjusted EBITDA for fiscal 2016 of at least 70% of the amount of budgeted adjusted EBITDA for fiscal 2016.

•	the level of difficulty associated with achieving such objectives based on the opportunities and challenges encountered during the year; and

•	significant transactions or accomplishments for the period not included in the goals for the year.

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

The pro rata share payable to each participant under the Plan is based on the number of participation points as described under “Fiscal 2016 Compensation Decisions—Management Incentive Compensation Plan.” The amount paid in Incentive Distributions is governed by the partnership agreement and the calculation of Available Cash (as defined in our partnership agreement) is distributed to the holders of the Partnership’s common units and general partner units in the following manner:

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

The Partnership distributed approximately $397,422 in Incentive Distributions under the Plan during fiscal 2016, including payments to the named executive officers of approximately $177,034. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its general partner units within the next twelve months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

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

Fiscal 2016 Compensation Decisions

For fiscal 2016, the foregoing elements of compensation were applied as follows:

Base Salary

The following table sets forth each named executive officer’s base salary as of October 1, 2016 and the percentage increase in base salary over October 1, 2015. The current base salaries for our named executive officers were determined based upon the factors discussed under the caption “Base Salary.” The average percentage increase in base salary for executives in our peer group was approximately 8.3%.

Name	Salary	Percentage Change From Prior Year
Steven J. Goldman	$450,000	7.1%
Richard F. Ambury	$376,548	4.0%
Richard G. Oakley	$250,000	2.0%

Annual Discretionary Profit Sharing Allocation

Based on the annual performance reviews for the Partnership’s CEO and named executive officers, the Board approved annual profit sharing allocations as reflected in the “Summary Compensation Table” and notes thereto. For fiscal 2016 the profit sharing amounts reflected in the Summary Compensation Table are 43%, 43%, and 47% lower than fiscal 2015 for Messrs. Goldman, Ambury, and Oakley, respectively. One of the Partnership’s primary performance measures for profit sharing purpose is adjusted EBITDA. This adjusted EBITDA decreased by $60.9 million, or 41.8%, to $84.7 million for fiscal 2016. The Partnership’s decrease in adjusted EBITDA was primarily due to the impacts of warmer weather and an increase in net customer attrition to 5.1% for fiscal 2016 compared to 1.8% for fiscal 2015. The Partnership’s use of weather hedge contracts and margin management reduced the impact of the warmer temperatures. For the Partnership’s peer group, the average percentage decrease in adjusted EBITDA was 24.0%. In fiscal 2016, the Partnership completed four acquisitions with a total purchase price of $9.8 million and added approximately 3,300 customers. The Partnership has also continued to focus on its initiatives to increase revenues other than through the sale of home heating oil and organically expanded its presence in the distribution of propane and its other service offerings during fiscal 2016.

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

In fiscal 2016, $177,034 was paid to the named executive officers under the Plan as indicated in the following chart:

Name	Points	Percentage	Management Incentive Payments
Steven J. Goldman	215	19.5%	$77,678
Richard F. Ambury	235	21.4%	84,904
Richard G. Oakley	40	3.6%	14,452
Other Plan Participants (a)	610	55.5%	220,388

Total	1,100	100.0%	$397,422

(a)	Includes 300 points (27.3%) that were awarded to Mr. Donovan prior to his retirement as the Partnership’s President and Chief Executive Officer effective September 30, 2013.

Retirement and Health Benefits

The named executive officers participate in the Partnership’s retirement and health benefit plans.

Employment Contracts and Severance Agreements

Agreement with Steven J. Goldman

Effective October 1, 2013, Steven J. Goldman was appointed the President and Chief Executive Officer of the Partnership. Mr. Goldman entered into a three year employment agreement with the Partnership, effective as of October 1, 2013. In December 2016 the Partnership entered into an employment agreement with Mr. Goldman effective as of October 1, 2016 where Mr. Goldman will continue to serve as President and Chief Executive Officer of the Partnership and its subsidiaries on an at-will basis. Under his employment agreement, if Mr. Goldman is terminated for reasons other than cause or if he terminates his employment for good reason, Mr. Goldman will be entitled to one year’s salary as severance.

Agreement with Richard F. Ambury

The Partnership entered into an employment agreement with Mr. Ambury effective as of April 28, 2008. Mr. Ambury will serve as Chief Financial Officer and Treasurer of the Partnership and its subsidiaries on an at-will basis. The employment agreement provides for one year’s salary as severance if Mr. Ambury’s employment is terminated without cause or by Mr. Ambury for good reason.

Agreement with Richard G. Oakley

Effective November 2, 2009, the Partnership entered into an agreement with Mr. Richard G. Oakley pursuant to which Mr. Oakley will continue to be employed as Senior Vice President on an at-will basis, and provides for one year’s salary as severance if his employment is terminated for reasons other than cause.

Change In Control Agreements

We have entered into a Change In Control Agreement with Mr. Goldman, Chief Executive Officer and Mr. Ambury, Chief Financial Officer. Under the terms of each agreement, if either of these executive officers is terminated as a result of a change in control (as defined in the agreement) he will be entitled to a payment equal to two times his base annual salary in the year of such termination plus two times the average amount paid as a bonus and/or as profit sharing during the three years preceding the year of such termination. The term change in control means the present equity owners of Kestrel and their affiliates collectively cease to beneficially own equity interests having the voting power to elect at least a majority of the members of the board of directors or other governing board of the general partner of the Partnership or any successor entity to the Partnership. If a change in control were to have occurred and their employment was terminated as of the date of this report, Mr. Goldman would have received a payment of $2,458,633 and Mr. Ambury would have received a payment of $1,992,729.

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

The Board of Directors reviewed and discussed with the Partnership’s management the Compensation Discussion and Analysis contained in this annual report on Form 10-K. Based on that review and discussion, the Board of Directors recommends that the Compensation Discussion and Analysis be included in the Partnership’s annual report on Form 10-K for the year ended September 30, 2016.

Paul A. Vermylen, Jr.

Steven J. Goldman

Henry D. Babcock

C. Scott Baxter

Daniel P. Donovan

Bryan H. Lawrence

Sheldon B. Lubar

William P. Nicoletti

Executive Compensation Table

The following table sets forth the annual salary compensation, bonus and all other compensation awards earned and accrued by the named executive officers in the fiscal year.

	Summary Compensation Table
							Change in
							Pension
						Non-	Value and
						Equity	Nonqualified
						Incentive	Deferred
Name and	Fiscal			Unit	Option	Plan	Comp.	All Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Comp.(1)	Earnings (2)	Comp.(3)	Total
Steven J. Goldman	2016	$420,000	—	—	—	$547,000	$—	$120,173	$1,087,173
President and	2015	$390,000	—	—	—	$957,950	$—	$102,563	$1,450,513
Chief Executive Officer	2014	$360,000	—	—	—	$833,000	$—	$80,933	$1,273,933

Richard F. Ambury	2016	$368,100	—	—	—	$434,000	$40,838	$129,326	$972,264
Chief Financial Officer,	2015	$353,947	—	—	—	$762,450	$6,942	$110,522	$1,233,861
Executive Vice President,	2014	$342,345	—	—	—	$663,000	$48,781	$86,559	$1,140,685
Treasurer and Secretary

Richard G. Oakley	2016	$247,083	—	—	—	$145,750	$62,632	$58,491	$513,956
Senior Vice President -	2015	$242,083	—	—	—	$275,000	$9,236	$53,975	$580,294
Accounting	2014	$230,958	—	—	—	$250,000	$68,728	$41,719	$591,405

(1)	Payable pursuant to the Partnership’s profit sharing pool, which is described under “Compensation Discussion and Analysis – Profit Sharing Allocation.”
(2)	The Partnership has two frozen defined benefit pension plans that we sometimes refer in this Report as the Petro defined benefit pension plan and the Meenan defined benefit pension plan, where participants are not accruing additional benefits. Mr. Ambury also participated in a tax-qualified supplemental employee retirement plan which prior to being frozen in 1997, represented contributions to an employee plan to compensate for a reduction in certain benefits prior to 1997. Included in Mr. Ambury’s amounts for the Change in Pension Value and Nonqualified Deferred Comp. Earnings are $6,560, $1,115, and $7,836 for fiscal years 2016, 2015, and 2014 respectively, for the actuarial changes in the value of his frozen supplemental employee retirement plan. The change in all the named executive’s pension values (including the supplemental employee retirement plan) are non-cash, and reflect normal adjustments resulting from changes in discount rates and government mandated mortality tables.

(3)	All other compensation is subdivided as follows:

Name	Management Incentive Compensation Plan	Company Match and Core Contribution to 401(K) Plan	Car Allowance or Monetary Value for Personal Use of Company Owned Vehicle	Total
Steven J. Goldman	$77,678	$16,472	$26,023	$120,173
Richard F. Ambury	$84,904	$20,422	$24,000	$129,326
Richard G. Oakley	$14,452	$20,039	$24,000	$58,491

Grants of Plan-Based Awards
								All Other Stocks Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Estimated Future Payouts			Estimated Future Payouts
		Equity Incentive Plan Awards (1)			Under Equity Incentive Plan
Name	Grant Date (1)	Threshold ($)	Target ($) (2)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Steven J. Goldman	7/21/09	—	547,000	—	—	—	—	—	—	—	—
Richard F. Ambury	7/21/09	—	434,000	—	—	—	—	—	—	—	—
Richard G. Oakley	7/21/09	—	145,750	—	—	—	—	—	—	—	—

(1)	On July 21, 2009, the Board of Directors authorized the continuance of the Partnership’s annual profit sharing plan, subject to its power to terminate the plan at any time. Profit sharing allocations are described under “Compensation Philosophy and Policies—Profit Sharing Allocations.”
(2)	The Partnership’s annual profit sharing plan does not provide for thresholds or maximums; the amounts listed represent the actual awards to the named executive officers for fiscal 2016.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercises and Stock Vested

None.

Pension Plans Pursuant to Which Named Executive Officers Have an Accumulated Benefit But Are Not Currently Accruing Benefits

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Richard F. Ambury (1)	Retirement Plan	14	$ 268,488	$ —
	Supplemental Employee
	Retirement Plan	—	$ 51,383	$ —
Richard G. Oakley (1)	Retirement Plan	20	$ 428,068	$ —

1)	The named executive officers have accumulated benefits in the tax-qualified Petro defined benefit pension plan that was frozen in 1997 or in the tax-qualified Meenan defined benefit pension plan that was frozen in 2002, subsequent to its combination with Petro. Mr. Ambury also participated in a tax-qualified supplemental employee retirement plan which, prior to being frozen in 1997, represented contributions to an employee plan to compensate for a reduction in certain benefits prior to 1997. Mr. Goldman was not a participant in any of these plans. Each year, the named executive officer’s accumulated benefits are actuarially calculated generally based on the credited years of service and each employee’s compensation at the time the plan was frozen. The present value of these amounts are the present value of a single life annuity generally payable at later or normal retirement age, adjusted for changes in discount rates and government mandated mortality tables. See Note 12. Employee Benefit Plans, to the Partnership’s Consolidated Financial Statements, for the material assumptions applied in quantifying the present value of the accumulated benefits of these frozen plans.

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

Name	Potential Payments Upon Termination	Potential Payments Following a Change of Control
Steven J. Goldman	$450,000	$2,458,633
Richard F. Ambury	$376,548	$1,992,729
Richard G. Oakley	$250,000	$—

Compensation of Directors

	Director Compensation Table
Name	Fees Earned or Paid in Cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
Paul A. Vermylen, Jr. (1)	$127,500	—	—	—	$51,933	$69,527	$248,960
Daniel P. Donovan (4)	$—	—	—	—	$56,416	$421,499	$477,915
Henry D. Babcock (5)	$81,500	—	—	—	$—	$—	$81,500
C. Scott Baxter (5)	$81,500	—	—	—	$—	$—	$81,500
Bryan H. Lawrence (6)	$—	—	—	—	$—	$—	$—
Sheldon B. Lubar	$59,917	—	—	—	$—	$—	$59,917
William P. Nicoletti (7)	$92,583	—	—	—	$—	$—	$92,958

(1)	Mr. Vermylen is non-executive Chairman of the Board.
(2)	Mr. Vermylen and Mr. Donovan participate in one of the Partnership’s frozen defined benefit pension plans. Participants are currently not accruing additional benefits under the frozen plan. The change in the pension value reflects normal non-cash adjustments resulting from changes in discount rates and government mandated mortality tables.
(3)	Mr. Vermylen and Mr. Donovan reached the Partnership’s frozen defined benefit pension plan full retirement age in fiscal year 2012 and 2011, respectively, and started receiving pension payments.
(4)	Mr. Donovan was a management director until September 30, 2013. Mr. Donovan retired as the President and Chief Executive Officer of the Partnership and its subsidiaries, effective as of September 30, 2013. Mr. Donovan will continue as a director of our general partner but will not receive fees for board or committee service. In addition, in accordance to the first amendment to the letter agreement effective as of September 30, 2015, Mr. Donovan will serve as a consultant to us for an additional two year period for which he will receive consulting fees of $250,000 per annum. The amount included for Mr. Donovan in all other compensation represents $250,000 for consulting fees, $108,388 for amounts paid to him under the management incentive compensation plan, and $63,111 for pension payments.
(5)	Mr. Babcock and Mr. Baxter are Audit Committee members.
(6)	Mr. Lawrence has chosen not to receive any fees as a director of the general partner of the Partnership.
(7)	Mr. Nicoletti is Chairman of the Audit Committee.

Each non-management director receives an annual fee of $56,000 plus $1,500 for each regular and telephonic meeting attended. The Chairman of the Audit Committee receives an annual fee of $22,400 while other Audit Committee members receive an annual fee of $11,200. Each member of the Audit Committee receives $1,500 for every regular and telephonic meeting attended. The non-executive chairman of the Board receives an annual fee of $120,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership as of November 30, 2016 of common units and general partner units by:

(1) Kestrel and certain beneficial owners;

(2) each of the named executive officers and directors of Kestrel Heat;

(3) all directors and executive officers of Kestrel Heat as a group; and

(4) each person the Partnership knows to hold 5% or more of the Partnership’s units.

Except as indicated, the address of each person is c/o Star Gas Partners, L.P. at 9 West Broad, Street, Suite 310, Stamford, Connecticut 06902.

	Common Units		General Partner Units
Name	Number	Percentage	Number	Percentage
Kestrel (a)	13,261,350	23.73%	325,729	100.00%
Paul A. Vermylen, Jr.	200,000	*
Sheldon B. Lubar	200,000	*
Henry D. Babcock	106,121	*
William P. Nicoletti	35,506	*
Bryan H. Lawrence	—	—
C. Scott Baxter	—	—
Daniel P. Donovan	25,000	*
Richard F. Ambury	23,890	*
Steven J. Goldman	24,900	*
Richard G. Oakley	—	—
All officers and directors and Kestrel Heat, LLC as a group (11 persons)	13,876,767	24.83%	325,729	100.00%
Bandera Partners LLC (b)	3,560,068	6.37%

(a)	Includes (i) 500,000 common units and 325,729 general partner units owned by Kestrel Heat, and (ii) 12,761,350 common units owned by KM2, LLC, a Delaware limited liability company (“KM2”) as to which Kestrel, in its capacity as sole member of Kestrel Heat and KM2, may be deemed to share beneficial ownership.
(b)	According to a Form 13F filed by Bandera Partners LLC with the SEC on November 13, 2015.
*	Amount represents less than 1%.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

For the years ended September 30, 2016, 2015, and 2014, the Partnership had no related party transactions or agreements pursuant to Item 404 of Regulation S-K.

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

The following table represents the aggregate fees for professional audit services rendered by KPMG LLP including fees for the audit of the Partnership’s annual financial statements for the fiscal years 2016 and 2015, and for fees billed and accrued for other services rendered by KPMG LLP (in thousands).

	2016	2015
Audit Fees(1)	$1,900	$2,150
Tax Fees(2)	339	385

Total Fees	$2,239	$2,535

(1)	Audit fees were for professional services rendered in connection with audits and quarterly reviews of the consolidated financial statements of the Partnership.
(2)	Tax fees related to services for tax consultation and tax compliance.

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

1. Financial Statements—See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

2. Financial Statement Schedule—See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

3. Exhibits—See “Index to Exhibits” set forth on the following page.

INDEX TO EXHIBITS

Exhibit Number	Incorp by Ref. to Exh.	Description
3.1	3.1(1)	Amended and Restated Certificate of Limited Partnership

4.1	99.1(2)	Second Amended and Restated Agreement of Limited Partnership

4.2	99.3(3)	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership

4.3	4.3(11)	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership

4.4	(12)	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership

10.1	99.2(5)	Letter Agreement and general release dated March 7, 2005 between Star Gas Partners L.P. and Irik P. Sevin†

10.2	99.2(3)	Management Incentive Compensation Plan†

10.3	(12)	Amended and Restated Management Incentive Compensation Plan†

10.4	99.4(3)	Form of Indemnification Agreement for Officers and Directors.

10.5	(4)	Approved Dealer / Contractor Agreement dated as of July 11, 2006 by and between AFC First Financial Corporation and Petro Holdings, Inc.

10.6	99.4(6)	Form of Amendment No. 1 to Indemnification Agreement.

10.7	(15)	Description of 2014 Profit Sharing Plan.†

10.8	(7)	Change in Control Agreement dated December 4, 2007 between Star Gas Partners, L.P. and Daniel P. Donovan.†

10.9	(7)	Change in Control Agreement dated December 4, 2007 between Star Gas Partners, L.P. and Richard F. Ambury.†

10.10	(8)	Employment Agreement dated April 28, 2008 between Star Gas Partners, L.P. and Richard Ambury†

10.11	(9)	Agreement dated November 2, 2009 between Star Gas Partners, L.P. and Richard G. Oakley.†

10.12	(10)	Champion Equity Purchase Agreement dated as of May 10, 2010.

10.13	(13)	Letter Agreement, dated as of July 22, 2013, between the Partnership and Dan Donovan.

10.14	(13)	Letter Agreement, dated as of July 22, 2013, between the Partnership and Steven Goldman regarding employment.†

10.15	(13)	Letter Agreement, dated as of July 22, 2013, between the Partnership and Steven Goldman regarding Change of Control.†

10.16	(14)	Stock Purchase Agreement between Central Hudson Enterprises Corporation and Petro Holdings, Inc. dated as of January 27, 2014.

10.17	(17)	Third Amended and Restated Credit Agreement dated July 30, 2015.

10.18	(17)	Third Amended and Restated Pledge and Security Agreement dated July 30, 2015.

10.19	(18)	First Amendment to Letter Agreement, dated as of September 30, 2015, between the Partnership and Dan Donovan.

10.20	*	Unit Purchase Agreement, dated as of August 4, 2016, between the Partnership and Bandera Partners, LLC.

10.21	*	First Amendment to the Third Amended and Restated Credit Agreement, dated as of September 23, 2016

10.22	*	Letter Agreement, dated as of December 6, 2016, between the Partnership and Steven Goldman regarding employment.†

14	(16)	Code of Business Conduct and Ethics

21	*	Subsidiaries of the Registrant

31.1	*	Certification of Chief Executive Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

31.2	*	Certification of Chief Financial Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit Number	Incorp by Ref. to Exh.	Description
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed Herewith
†	Employee compensation plan.
(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2006.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K dated April 28, 2006.
(3)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K dated July 20, 2006.
(4)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the Commission on January 17, 2007.
(5)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2005.
(6)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated October 19, 2006.
(7)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the Commission on December 7, 2007.
(8)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed with the Commission on December 10, 2008.
(9)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 3, 2009.
(10)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010.
(11)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
(12)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated July 20, 2012.
(13)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated July 23, 2013.
(14)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013.
(15)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
(16)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 14, 2014.
(17)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated July 30, 2015.
(18)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated October 2, 2015.

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
Steven J. Goldman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Steven J. Goldman	President and Chief Executive Officer and Director Kestrel Heat, LLC	December 7, 2016
Steven J. Goldman

/s/ Richard F. Ambury	Chief Financial Officer, Executive Vice President,	December 7, 2016
Richard F. Ambury	Treasurer and Secretary (Principal Financial Officer) Kestrel Heat, LLC

/s/ Cory A. Czekanski	Vice President—Controller (Principal Accounting Officer) Kestrel Heat, LLC	December 7, 2016
Cory A. Czekanski

/s/ Paul A. Vermylen, Jr.	Non-Executive Chairman of the Board and Director Kestrel Heat, LLC	December 7, 2016
Paul A. Vermylen, Jr.

/s/ Henry D. Babcock	Director Kestrel Heat, LLC	December 7, 2016
Henry D. Babcock

/s/ C. Scott Baxter	Director Kestrel Heat, LLC	December 7, 2016
C. Scott Baxter

/s/ Daniel P. Donovan	Director Kestrel Heat, LLC	December 7, 2016
Daniel P. Donovan

/s/ Bryan H. Lawrence	Director Kestrel Heat, LLC	December 7, 2016
Bryan H. Lawrence

/s/ Sheldon B. Lubar	Director Kestrel Heat, LLC	December 7, 2016
Sheldon B. Lubar

/s/ William P. Nicoletti	Director Kestrel Heat, LLC	December 7, 2016
William P. Nicoletti

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page
Part II Financial Information:

Item 8—Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 30, 2016 and September 30, 2015	F-3

Consolidated Statements of Operations for the years ended September 30, 2016, September 30, 2015 and September 30, 2014	F-4

Consolidated Statements of Comprehensive Income for the years ended September 30, 2016, September 30, 2015 and September 30, 2014	F-5

Consolidated Statements of Partners’ Capital for the years ended September 30, 2016, September 30, 2015 and September 30, 2014	F-6

Consolidated Statements of Cash Flows for the years ended September 30, 2016, September 30, 2015 and September 30, 2014	F-7

Notes to Consolidated Financial Statements	F-8 – F-32

Schedules for the years ended September 30, 2016, September 30, 2015 and September 30, 2014

I. Condensed Financial Information of Registrant	F-33 – F-35

II. Valuation and Qualifying Accounts	F-36

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes therein.

Report of Independent Registered Public Accounting Firm

The Partners of Star Gas Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Star Gas Partners, L.P. and Subsidiaries (the “Partnership”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the years in the three-year period ended September 30, 2016. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules I and II listed in the accompanying index. We also have audited the Partnership’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Partnership’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Gas Partners, L.P. and Subsidiaries as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the related financial statement schedules I and II listed in the accompanying index, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, Star Gas Partners, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

/s/ KPMG LLP

Stamford, Connecticut

December 7, 2016

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands)	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$139,188	$100,508
Receivables, net of allowance of $4,419 and $6,713, respectively	78,650	89,230
Inventories	45,894	55,671
Fair asset value of derivative instruments	3,987	935
Prepaid expenses and other current assets	27,139	25,135

Total current assets	294,858	271,479

Property and equipment, net	70,410	68,123
Goodwill	212,760	211,045
Intangibles, net	97,656	107,317
Deferred tax assets, net	5,353	16,308
Deferred charges and other assets, net	11,933	11,236

Total assets	$692,970	$685,508

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$25,690	$25,322
Fair liability value of derivative instruments	2,285	12,819
Current maturities of long-term debt	16,200	10,000
Accrued expenses and other current liabilities	103,855	107,745
Unearned service contract revenue	56,971	44,419
Customer credit balances	84,921	78,207

Total current liabilities	289,922	278,512

Long-term debt	76,300	90,000
Other long-term liabilities	25,255	27,110
Partners’ capital
Common unitholders	322,771	312,713
General partner	(516)	(283)
Accumulated other comprehensive loss, net of taxes	(20,762)	(22,544)

Total partners’ capital	301,493	289,886

Total liabilities and partners’ capital	$692,970	$685,508

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
(in thousands, except per unit data)	2016	2015	2014
Sales:
Product	$911,014	$1,431,585	$1,734,475
Installations and services	250,324	242,706	227,249

Total sales	1,161,338	1,674,291	1,961,724
Cost and expenses:
Cost of product	539,831	977,631	1,349,432
Cost of installations and services	229,010	225,957	205,868
(Increase) decrease in the fair value of derivative instruments	(18,217)	4,187	6,566
Delivery and branch expenses	276,493	309,025	282,646
Depreciation and amortization expenses	26,530	24,930	21,635
General and administrative expenses	23,366	25,908	22,592
Multiemployer pension plan withdrawal charge	—	17,796	—
Finance charge income	(3,079)	(4,756)	(6,870)

Operating income	87,404	93,613	79,855
Interest expense, net	(7,485)	(14,059)	(16,854)
Amortization of debt issuance costs	(1,247)	(1,818)	(1,602)
Loss on redemption of debt	—	(7,345)	—

Income before income taxes	78,672	70,391	61,399
Income tax expense	33,738	32,835	25,315

Net income	$44,934	$37,556	$36,084
General Partner’s interest in net income	252	212	203

Limited Partners’ interest in net income	$44,682	$37,344	$35,881

Basic and diluted income per Limited Partner Unit (1):	$0.70	$0.59	$0.57

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	57,022	57,285	57,476

(1)	See Note 17 Earnings Per Limited Partner Units.

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
(in thousands)	2016	2015	2014
Net income	$44,934	$37,556	$36,084
Other comprehensive income (loss):
Unrealized gain (loss) on pension plan obligation (1)	3,067	1,827	(1,070)
Tax effect of unrealized gain (loss) on pension plan obligation	(1,285)	(753)	463

Total other comprehensive income (loss)	1,782	1,074	(607)

Total comprehensive income	$46,716	$38,630	$35,477

(1)	These items are included in the computation of net periodic pension cost. See Note 12 - Employee Benefit Plans.

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

Years Ended September 30, 2016, 2015 and 2014

	Number of Units
(in thousands)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2013	57,718	326	$282,289	$3	$(23,011)	$259,281
Net income			35,881	203		36,084
Unrealized loss on pension plan obligation (1)					(1,070)	(1,070)
Tax effect of unrealized loss on pension plan obligation					463	463
Distributions (2)			(19,539)	(311)		(19,850)
Retirement of units (3)	(313)		(1,663)			(1,663)

Balance as of September 30, 2014	57,405	326	$296,968	$(105)	$(23,618)	$273,245
Net income			37,344	212		37,556
Unrealized gain on pension plan obligation (1)					1,827	1,827
Tax effect of unrealized gain on pension plan obligation					(753)	(753)
Distributions (2)			(20,908)	(390)		(21,298)
Retirement of units (3)	(123)		(691)			(691)

Balance as of September 30, 2015	57,282	326	$312,713	$(283)	$(22,544)	$289,886
Net income			44,682	252		44,934
Unrealized gain on pension plan obligation (1)					3,067	3,067
Tax effect of unrealized gain on pension plan obligation					(1,285)	(1,285)
Distributions (2)			(22,607)	(485)		(23,092)
Retirement of units (3)	(1,395)		(12,017)			(12,017)

Balance as of September 30, 2016	55,887	326	$322,771	$(516)	$(20,762)	$301,493

(1)	These items are included in the computation of net periodic pension cost. See Note 12 - Employee Benefit Plans.
(2)	See Note 3 - Quarterly Distributions of Available Cash.
(3)	See Note 4 - Common Unit Repurchase Plans and Retirement.

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2016	2015	2014
Cash flows provided by (used in) operating activities:
Net income	$44,934	$37,556	$36,084
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(18,217)	4,187	6,566
Depreciation and amortization	27,777	26,748	23,237
Multiemployer pension plan withdrawal charge	—	17,796	—
Loss on redemption of debt	—	7,345	—
(Recovery) provision for losses on accounts receivable	(639)	3,738	7,514
Change in deferred taxes	9,670	(4,101)	658
Changes in operating assets and liabilities net of amounts related to acquisitions:
Decrease in receivables	10,965	30,141	12,771
Decrease in inventories	9,979	4,326	14,057
(Increase) decrease in other assets	(2,354)	113	2,571
Increase (decrease) in accounts payable	(705)	3,189	(8,091)
Increase (decrease) in customer credit balances	6,490	3,992	(2,433)
Increase in other current and long-term liabilities	14,057	1,823	2,221

Net cash provided by operating activities	101,957	136,853	95,155

Cash flows provided by (used in) investing activities:
Capital expenditures	(10,134)	(9,555)	(9,112)
Proceeds from sales of fixed assets	318	300	257
Acquisitions (net of cash acquired of $0, $0, and $4,151, respectively)	(9,815)	(21,130)	(98,463)

Net cash used in investing activities	(19,631)	(30,385)	(107,318)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	—	12,296	195,482
Revolving credit facility repayments	—	(12,296)	(195,482)
Redemption of senior notes	—	(125,000)	—
Debt redemption cost	—	(5,548)	—
Proceeds from term loan	—	100,000	—
Loan repayments	(7,500)	—	—
Distributions	(23,092)	(21,298)	(19,850)
Unit repurchases	(12,017)	(691)	(1,663)
Customer retainage payments	(740)	—	—
Payments of debt issue costs	(297)	(2,422)	(2,382)

Net cash used in financing activities	(43,646)	(54,959)	(23,895)

Net increase (decrease) in cash	38,680	51,509	(36,058)
Cash and equivalents at beginning of period	100,508	48,999	85,057

Cash and equivalents at end of period	$139,188	$100,508	$48,999

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a full service provider specializing in the sale of home heating products and services to residential and commercial customers. The Partnership also services and sells heating and air conditioning equipment to its home heating oil and propane customers and to a lesser extent, provides these offerings to customers outside of our home heating oil and propane customer base. In certain of our marketing areas, we provide home security and plumbing services primarily to our home heating oil and propane customer base. We also sell diesel fuel, gasoline and home heating oil on a delivery only basis. These products and services are offered through our home heating oil and propane locations. The Partnership has one reportable segment for accounting purposes. We believe we are the nation’s largest retail distributor of home heating oil based upon sales volume. Including our propane locations, we serve customers in the more northern and eastern states within the Northeast, Central and Southeast U.S. regions.

The Partnership is organized as follows:

•	The Partnership is a master limited partnership, which at September 30, 2016, had outstanding 55.9 million Common Units (NYSE: “SGU”), representing 99.42% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.58% general partner interest in Star Gas Partners. The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•	The Partnership owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation, that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. The Partnership’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast, Central and Southeast region retail distributor of home heating oil and propane that at September 30, 2016, served approximately 437,000 full-service residential and commercial home heating oil and propane customers. Petro also sold diesel fuel, gasoline and home heating oil to approximately 71,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers and provided ancillary home services, including home security and plumbing, to approximately 27,000 customers.

•	Petroleum Heat and Power Co., Inc. (“PH&P”) is a 100% owned subsidiary of the Partnership. PH&P is the borrower and the Partnership is the guarantor of the third amended and restated credit agreement’s five-year senior secured term loan and the $300 million ($450 million during the heating season of December through April of each year) revolving credit facility, both due July 30, 2020. (See Note 11—Long-Term Debt and Bank Facility Borrowings)

2) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P. and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of the unrealized gain (loss) amortization on the Partnership’s pension plan obligation for its two frozen defined benefit pension plans, and the corresponding tax effect.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Sales of petroleum products are recognized at the time of delivery to the customer and sales of heating and air conditioning equipment are recognized upon completion of installation. Revenue from repairs, maintenance and other services are recognized upon completion of the service. Payments received from customers for equipment service contracts are deferred and amortized into income over the terms of the respective service contracts, on a straight-line basis, which generally do not exceed one year. To the extent that the Partnership anticipates that future costs for fulfilling its contractual obligations under its service maintenance contracts will exceed the amount of deferred revenue currently attributable to these contracts, the Partnership recognizes a loss in current period earnings equal to the amount that anticipated future costs exceed related deferred revenues.

Cost of Product

Cost of product includes the cost of home heating oil, diesel, propane, kerosene, heavy oil, gasoline, throughput costs, barging costs, option costs, and realized gains/losses on closed derivative positions for product sales.

Cost of Installations and Services

Cost of installations and services includes equipment and material costs, wages and benefits for equipment technicians, dispatchers and other support personnel, subcontractor expenses, commissions and vehicle related costs.

Delivery and Branch Expenses

Delivery and branch expenses include wages and benefits and department related costs for drivers, dispatchers, garage mechanics, customer service, sales and marketing, compliance, credit and branch accounting, information technology, vehicle and property rental costs, insurance, weather hedge contract costs and recoveries, and operational management and support.

General and Administrative Expenses

General and administrative expenses include property rental costs, wages and benefits and department related costs for human resources, finance and partnership accounting, internal audit, administrative support and supply.

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

Advertising and Direct Mail Expenses

Advertising and direct mail costs are expensed as they are incurred. Advertising and direct mail expenses were $14.9 million, $14.5 million, and $12.5 million, in 2016, 2015, and 2014, respectively and are recorded in delivery and branch expenses.

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

For fiscal years 2014, 2015, and 2016 the Partnership has a weather hedge contract with Swiss Re under which we are entitled to receive a payment of $35,000 per heating degree-day shortfall, when the total number of heating degree-days in the hedge period is less than approximately 92.5% of the ten year average, the Payment Threshold. The hedge covers the period from November 1, through March 31, taken as a whole, for each respective fiscal year, and has a maximum payout of $12.5 million for each respective fiscal year. During the first quarter of 2016, the Partnership recorded a credit of $12.5 million under this contract that reduced delivery and branch expenses. This amount was collected in April 2016. The Partnership did not record any benefit under its weather hedge contract during fiscal years 2014 and 2015.

Recently Adopted Accounting Pronouncements

In November 2015, FASB issued ASU 2015-17, Income Taxes—Balance Sheet Classification of Deferred Taxes, which eliminates the requirement for companies to present deferred tax assets and liabilities as current and non-current in a classified balance sheet. Instead, companies are required to classify all deferred tax assets and liabilities as non-current. The Partnership retrospectively adopted the ASU effective September 30, 2016. As a result of the adoption, certain prior year balances changed to conform to the current year presentation as follows: current deferred tax assets, net decreased from $37.8 million to $0, long-term deferred tax liabilities, net decreased from $21.5 million to $0, and deferred tax assets, net increased from $0 to $16.3 million.

Recently Issued Accounting Pronouncements

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update addresses the issues of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2019, with early adoption permitted. The Partnership does not expect ASU 2016-15 to have a material impact on its consolidated financial statements and related disclosures.

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

For fiscal 2016, 2015, and 2014, cash distributions declared per common unit were $0.395, $0.365, and $0.34, respectively.

For fiscal 2016, 2015, and 2014, $0.4 million, $0.3 million, and $0.2 million, respectively, of incentive distributions were paid to the general partner, exclusive of amounts paid subject to the Management Incentive Plan.

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

Under the Partnership’s third amended and restated credit agreement dated July 30, 2015, in order to repurchase Common Units we must maintain Availability (as defined in the amended and restated credit agreements) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase. The Partnership was in compliance with this covenant (or the equivalent covenant under the credit agreement then in effect) for all unit repurchases made during the twelve months ended September 30, 2016.

The following table shows repurchases under Plan III.

(in thousands, except per unit amounts) Period	Total Number of Units Purchased (a)	Average Price Paid per Unit (b)	Maximum Number of Units that May Yet Be Purchased
Plan III - Number of units authorized			4,894
Private transaction - Number of units authorized			2,450

			7,344

Plan III - Fiscal years 2012 to 2015 total (c)	3,742	$4.72	2,302

Plan III - First quarter fiscal year 2016 total	3	$7.02	2,299
Plan III - Second quarter fiscal year 2016 total	92	$7.49	2,207
Plan III - Third quarter fiscal year 2016 total	—	$—	2,207
Plan III - Fourth quarter fiscal year 2016 total (d)	1,300	$8.70	2,207

Plan III - Fiscal year 2016 total	1,395	$8.62	2,207

(a)	Units were repurchased as part of a publicly announced program, except as noted in a private transaction.
(b)	Amounts include repurchase costs.
(c)	Includes 1.15 million common units acquired in a private transaction.
(d)	Includes 1.3 million common units acquired in a private transaction.

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

As of September 30, 2016, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Partnership held the following derivative instruments that settle in future months to match anticipated sales: 9.9 million gallons of swap contracts with a notional value of $14.3 million and a fair value of $1.2 million, 6.8 million gallons of call options with a notional value of $13.8 million and a fair value of $0.3 million, 6.2 million gallons of put options with a notional value of $6.5 million and a fair value of $0.02 million, and 84.9 million net gallons of synthetic call options with an average notional value of $133.5 million and a fair value of $1.3 million. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of September 30, 2016, had 1.2 million gallons of purchased swap contracts with a notional value of $1.7 million and a fair value of $0.2 million, 4.4 million gallons of purchased future contracts with a notional value of $6.7 million and a fair value of $0.5 million, and 21.8 million gallons of sold future contracts with a notional value of $32.2 million and a fair value of $(2.1) million that settle in future months. In addition to the previously described hedging instruments, to lock-in the differential between high sulfur home heating oil and ultra low sulfur diesel, the Partnership as of September 30, 2016, had 7.9 million gallons of spread contracts (simultaneous long and short positions) with an average notional value of $10.8 million and a net fair value of $(0.04) million. To hedge its internal fuel usage and other related activities for fiscal 2017, the Partnership, as of September 30, 2016, had 5.7 million gallons of swap contracts with a notional value of $7.7 million and a fair value of $1.1 million that settle in future months.

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

The Partnership’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Munich Re Trading LLC, Regions Financial Corporation, Societe Generale, and Wells Fargo Bank, N.A. The Partnership assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Partnership generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At September 30, 2016, the aggregate cash posted as collateral in the normal course of business at counterparties was $2.9 million. Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of September 30, 2016, $0.3 million of hedge positions and payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at September 30, 2016
Commodity contracts	Fair asset and fair liability value of derivative instruments	$11,692	$—	$11,692
Commodity contracts	Long-term derivative assets included in the other long-term liabilities balance	1,369	481	888

Commodity contract assets at September 30, 2016		$13,061	$481	$12,580

Liability Derivatives at September 30, 2016
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(9,990)	$(1,603)	$(8,387)
Commodity contracts	Cash collateral	—	—	—
Commodity contracts	Long-term derivative liabilities included in the other long-term liabilities balance	(565)	(484)	(81)

Commodity contract liabilities at September 30, 2016		$(10,555)	$(2,087)	$(8,468)

Asset Derivatives at September 30, 2015
Commodity contracts	Fair asset and fair liability value of derivative instruments	$26,628	$930	$25,698
Commodity contracts	Long-term derivative assets included in the other long-term liabilities balance	4,975	2,017	2,958

Commodity contract assets at September 30, 2015		$31,603	$2,947	$28,656

Liability Derivatives at September 30, 2015
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(41,270)	$—	$(41,270)
Commodity contracts	Cash collateral	2,758	2,758	—
Commodity contracts	Long-term derivative liabilities included in the other long-term liabilities balance	(5,977)	(2,038)	(3,939)

Commodity contract liabilities at September 30, 2015		$(44,489)	$720	$(45,209)

The Partnership’s derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$7,716	$(3,729)	$3,987	$—	$—	$3,987
Long-term derivative assets included in other long-term assets, net	888	(81)	807	—	—	807
Fair liability value of derivative instruments	3,976	(6,261)	(2,285)	—	—	(2,285)
Long-term derivative liabilities included in other long-term liabilities, net	481	(484)	(3)	—	—	(3)

Total at September 30, 2016	$13,061	$(10,555)	$2,506	$—	$—	$2,506

Fair asset value of derivative instruments	$935	$—	$935	$—	$—	$935
Fair liability value of derivative instruments	25,693	(38,512)	(12,819)	—	—	(12,819)
Long-term derivative liabilities included in other long-term liabilities, net	4,975	(5,977)	(1,002)			(1,002)

Total at September 30, 2015	$31,603	$(44,489)	$(12,886)	$—	$—	$(12,886)

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
		Years Ended September 30,
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	2016	2015	2014
Commodity contracts	Cost of product (a)	$16,977	$13,368	$11,781
Commodity contracts	Cost of installations and service (a)	$949	$1,831	$(202)
Commodity contracts	Delivery and branch expenses (a)	$2,405	$2,098	$(104)
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$(18,217)	$4,187	$6,566

(a)	Represents realized closed positions and includes the cost of options as they expire.
(b)	Represents the change in value of unrealized open positions and expired options.

6) Inventories

The Partnership’s product inventories are stated at the lower of cost or market computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost or market using the FIFO method. The components of inventory were as follows (in thousands):

	September 30,
	2016	2015
Product	$25,419	$35,599
Parts and equipment	20,475	20,072

Total inventory	$45,894	$55,671

Product inventories were comprised of 18.4 million gallons and 21.7 million gallons on September 30, 2016 and September 30, 2015, respectively. The Partnership has market price based product supply contracts for approximately 283.5 million gallons of home heating oil and propane, and 37.3 million gallons of diesel and gasoline, which it expects to fully utilize to meet its requirements over the next twelve months.

During fiscal 2016, Global Companies LLC and NIC Holding Corp. provided approximately 13% and 8%, respectively, of our petroleum product purchases. No other single supplier provided more than 8% of our product supply during fiscal 2016. During fiscal 2015, Global Companies LLC and NIC Holding Corp. provided approximately 12% and 10%, respectively, of our petroleum product purchases.

7) Property and Equipment

The components of property and equipment were as follows (in thousands):

	September 30,
	2016	2015
Land and land improvements	$17,645	$17,054
Buildings and leasehold improvements	32,203	31,288
Fleet and other equipment	57,601	56,845
Tanks and equipment	34,035	29,823
Furniture, fixtures and office equipment	42,595	44,621

Total	184,079	179,631
Less accumulated depreciation	113,669	111,508

Property and equipment, net	$70,410	$68,123

Depreciation and amortization expense was $11.1 million, $11.4 million, and $10.1 million, for the fiscal years ended September 30, 2016, 2015, and 2014, respectively.

8) Business Combinations

During fiscal 2016, the Partnership acquired a heating oil dealer, a motor fuel dealer, and two propane dealers for purchase prices aggregating approximately $9.8 million. The aggregate purchase price was allocated $5.7 million to intangible assets, $1.7 million to goodwill, $2.5 million to fixed assets, and reduced by $0.1 million for working capital credits. The acquired companies’ operating results are included in the Partnership’s consolidated financial statements starting on their respective acquisition date, and are not material to the Partnership’s financial condition, results of operations, or cash flows.

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

The Partnership performed its annual goodwill impairment valuation in each of the periods ending August 31, 2016, 2015, and 2014, and it was determined based on each year’s analysis that there was no goodwill impairment.

A summary of changes in the Partnership’s goodwill during the fiscal years ended September 30, 2016 and 2015 are as follows (in thousands):

Balance as of September 30, 2014	$209,331
Fiscal year 2015 business combinations	1,714

Balance as of September 30, 2015	211,045
Fiscal year 2016 business combinations	1,715

Balance as of September 30, 2016	$212,760

Intangibles, net

Intangible assets subject to amortization consist of the following (in thousands):

	September 30,
	2016			2015
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$327,388	$250,427	$76,961	$322,027	$236,438	$85,589
Trade names and other intangibles	27,134	6,439	20,695	26,774	5,046	21,728

Total	$354,522	$256,866	$97,656	$348,801	$241,484	$107,317

Amortization expense for intangible assets was $15.4 million, $13.5 million, and $11.5 million, for the fiscal years ended September 30, 2016, 2015, and 2014, respectively. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ended September 30, 2017 and the four succeeding fiscal years ended September 30, is as follows (in thousands):

Amount
2017	$15,100
2018	$14,261
2019	$14,027
2020	$12,418
2021	$9,923

10) Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows (in thousands):

	September 30,
	2016	2015
Accrued wages and benefits	$22,237	$27,930
Accrued insurance and environmental costs	70,037	67,101
Other accrued expenses and other current liabilities	11,581	12,714

Total accrued expenses and other current liabilities	$103,855	$107,745

11) Long-Term Debt and Bank Facility Borrowings

The Partnership’s debt is as follows

	September 30,
(in thousands):	2016		2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Revolving Credit Facility Borrowings	$—	$—	$—	$—
Senior Secured Term Loan	92,500	92,500	100,000	100,000

Total debt	$92,500	$92,500	$100,000	$100,000

Total short-term portion of debt	$16,200	$16,200	$10,000	$10,000

Total long-term portion of debt	$76,300	$76,300	$90,000	$90,000

The face amount of the Partnership’s variable rate long-term debt approximates fair value.

On July 30, 2015, the Partnership entered into a third amended and restated asset based credit agreement with a bank syndicate comprised of thirteen participants, which enables the Partnership to borrow up to $300 million ($450 million during the heating season of December through April of each year) on a revolving credit facility for working capital purposes (subject to certain borrowing base limitations and coverage ratios), provides for a $100 million five-year senior secured term loan (“Term Loan”), allows for the issuance of up to $100 million in letters of credit, and has a maturity date of July 30, 2020.

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

All amounts outstanding under the third amended and restated revolving credit facility become due and payable on the facility termination date of July 30, 2020. The Term Loan is repayable in quarterly payments of $2.5 million, plus an annual payment equal to 25% of the annual Excess Cash Flow as defined in the agreement (an amount not to exceed $15 million annually), less certain voluntary prepayments made during the year, with final payment at maturity. As of September 30, 2016 the Partnership expects to make approximately $6.2 million of additional term loan repayments due to Excess Cash Flow for the fiscal year ended September 30, 2016. The amount is included in the caption current maturities of long-term debt on our consolidated balance sheet.

The interest rate on the third amended and restated revolving credit facility and the term loan is based on a margin over LIBOR or a base rate. At September 30, 2016, the effective interest rate on the term loan was approximately 3.62%.

The Commitment Fee on the unused portion of the revolving credit facility is 0.30% from December through April, and 0.20% from May through November.

The third amended and restated credit agreement requires the Partnership to meet certain financial covenants, including a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 as long as the Term Loan is outstanding or revolving credit facility availability is less than 12.5% of the facility size. In addition, as long as the Term Loan is outstanding, a senior secured leverage ratio at any time cannot be more than 3.0 as calculated during the quarters ending June or September, and at any time no more than 4.5 as calculated during the quarters ending December or March.

Certain restrictions are also imposed by the agreement, including restrictions on the Partnership’s ability to incur additional indebtedness, to pay distributions to unitholders, to pay certain inter-company dividends or distributions, make investments, grant liens, sell assets, make acquisitions and engage in certain other activities.

At September 30, 2016, $92.5 million of the term loan was outstanding, no amount was outstanding under the revolving credit facility, $0.3 million of hedge positions were secured under the credit agreement, and $50.6 million of letters of credit were issued and outstanding. At September 30, 2015, $100 million of the term loan was outstanding, no amount was outstanding under the revolving credit facility, $15.3 million of hedge positions were secured, and $54.8 million of letters of credit were issued and outstanding.

At September 30, 2016, availability was $163.4 million, the Partnership was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio, and the restricted net assets totaled approximately $291 million. Restricted net assets are assets in the Partnership’s subsidiaries the distribution or transfer of which to Star Gas Partners, L.P. are subject to limitations under its credit agreement. At September 30, 2015, availability was $176 million, the Partnership was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio, and the restricted net assets totaled approximately $280 million.

As of September 30, 2016, the maturities (including working capital borrowings and expected repayments due to Excess Cash Flow) during fiscal years ending September 30, are set forth in the following table (in thousands):

2017	$16,200
2018	$10,000
2019	$10,000
2020	$56,300
Thereafter	$—

12) Employee Benefit Plans

Defined Contribution Plans

The Partnership has several 401(k) and other defined contribution plans that cover eligible non-union and union employees, and makes employer contributions to these plans, subject to IRS limitations. These plans provide for each participant to contribute from 0% to 60% of compensation, subject to IRS limitations. The Partnership’s aggregate contributions to the 401(k) plans during fiscal 2016, 2015, and 2014, were $6.0 million, $5.7 million, and $5.2 million, respectively. The Partnership’s aggregate contribution to the other defined contribution plans for fiscal years 2016, 2015, and 2014, were $0.7 million, $0.6 million and $0.5 million, respectively.

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

The Partnership distributed to management and the general partner Incentive Distributions of approximately $795,000 during fiscal 2016, $605,000 during fiscal 2015, and $447,000 during fiscal 2014. Included in these amounts for fiscal 2016, 2015, and 2014, were distributions under the management incentive compensation plan of $397,000, $302,000, and $223,000, respectively, of which named executive officers received approximately $177,034 during fiscal 2016, $135,000 during fiscal 2015, and $100,000 during fiscal 2014. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its general partner units within the next twelve months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

Multiemployer Pension Plans

At September 30, 2016, approximately 41% of our employees were covered by collective bargaining agreements and approximately 17% of our employees are in collective bargaining agreements that are up for renewal within the next fiscal year. We contribute to various multiemployer union administered pension plans under the terms of collective bargaining agreements that provide for such plans for covered union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the remaining participating employers may be required to bear the unfunded obligations of the plan. If we choose to stop participating in a multiemployer plan, we may be required to pay a withdrawal liability in part based on the underfunded status of the plan.

The following table outlines our participation and contributions to multiemployer pension plans for the periods ended September 30, 2016, 2015 and 2014. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act Zone Status for 2016 and 2015 relates to the plans’ two most recent fiscal year-ends, based on information received from the plans as reported on their Form 5500 Schedule MB. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Certain plans have been aggregated in the All Other Multiemployer Pension Plans line of the following table, as our participation in each of these individual plans is not significant.

For the Westchester Teamsters Pension Fund and Local 553 Pension Fund, we provided more than 5 percent of the total plan contributions from all employers for 2016, and for the Westchester Teamsters Pension Fund, Local 553 Pension Fund and Local 463 Pension Fund, we provided more than 5 percent of the total plan contributions from all employers for 2015 and 2014, as disclosed in the respective plan’s Form 5500. The collective bargaining agreements of these plans require contributions based on the hours worked and there are no minimum contributions required.

		Pension Protection Act Zone Status		FIP / RP Status	Partnership Contributions (in thousands)
Pension Fund	EIN / Pension Plan Number	2016	2015	Pending / Implemented	2016	2015	2014	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreements
New England Teamsters and Trucking Industry Pension Fund	04-6372430 / 001	Red	Red	Yes / Implemented	$2,507	$3,183	$2,868	No	03/31/17 to 09/30/18
Westchester Teamsters Pension Fund	13-6123973 / 001	Green	Green	N/A	865	877	855	No	01/31/19 to 12/31/19
Local 553 Pension Fund	13-6637826 / 001	Green	Green	N/A	2,645	2,838	2,649	No	12/15/16 to 01/15/17
Local 463 Pension Fund	11-1800729 / 001	Green	Green	N/A	148	171	156	No	02/28/17 to 06/30/19
All Other Multiemployer Pension Plans					2,218	2,149	1,846

			Total Contributions		$8,383	$9,218	$8,374

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

As of September 30, 2016, we had $0.2 million and $17.5 million balances included in the captions accrued expenses and other current liabilities and other long-term liabilities, respectively, on our consolidated balance sheet representing the remaining balance of the NETTI withdrawal liability. Based on the borrowing rates currently available to the Partnership for long-term financing of a similar maturity, the fair value of the NETTI withdrawal liability as of September 30, 2016 was $20.7 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

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

Effective September 30, 2016, the Partnership adopted the Society of Actuaries 2016 Mortality Tables Report and Mortality Improvement Scale, which updated the mortality assumptions that private defined benefit retirement plans in the United States use in the actuarial valuations that determine a plan sponsor’s pension obligations. The updated mortality data reflects lower mortality improvement than assumed in the Society of Actuaries 2015 Mortality Table Report and Improvement Scale, and affected plans generally expect the value of the actuarial obligations to decrease, depending on the specific demographic characteristics of the plan participants and the types of benefits.

The following table provides the net periodic benefit cost for the period, a reconciliation of the changes in the Plan assets, projected benefit obligations, and the amounts recognized in other comprehensive income and accumulated other comprehensive income at the dates indicated using a measurement date of September 30 (in thousands):

						Gross Pension
	Net Periodic		Fair			Related
	Pension		Value of			Accumulated
	Cost in		Pension	Projected	Other	Other
	Income		Plan	Benefit	Comprehensive	Comprehensive
Debit / (Credit)	Statement	Cash	Assets	Obligation	(Income) / Loss	Income
Fiscal Year 2014
Beginning balance			$60,028	$(64,305)		$25,528

Interest cost	2,761			(2,761)
Actual return on plan assets	(7,614)		7,614
Employer contributions		(2,014)	2,014
Benefit payments			(4,277)	4,277
Investment and other expenses	(262)			262
Difference between actual and expected return on plan assets	4,472				(4,472)
Anticipated expenses	300			(300)
Actuarial gain				(7,655)	7,655
Amortization of unrecognized net actuarial loss	2,113				(2,113)

Annual cost/change	$1,770	$(2,014)	5,351	(6,177)	$1,070	1,070

Ending balance			$65,379	$(70,482)		$26,598

Funded status at the end of the year				$(5,103)

Fiscal Year 2015
Interest cost	2,762			(2,762)
Actual return on plan assets	(679)		679
Employer contributions		(1,743)	1,743
Benefit payments			(4,013)	4,013
Investment and other expenses	(577)			577
Difference between actual and expected return on plan assets	(2,259)				2,259
Anticipated expenses	327			(327)
Actuarial loss				1,860	(1,860)
Amortization of unrecognized net actuarial loss	2,226				(2,226)

Annual cost/change	$1,800	$(1,743)	(1,591)	3,361	$(1,827)	(1,827)

Ending balance			$63,788	$(67,121)		$24,771

Funded status at the end of the year				$(3,333)

Fiscal Year 2016
Interest cost	2,622			(2,622)
Actual return on plan assets	(8,595)		8,595
Employer contributions		(17)	17
Benefit payments			(4,124)	4,124
Investment and other expenses	(362)			362
Difference between actual and expected return on plan assets	5,579				(5,579)
Anticipated expenses	319			(319)
Actuarial loss				(5,103)	5,103
Amortization of unrecognized net actuarial loss	2,591				(2,591)

Annual cost/change	$2,154	$(17)	4,488	(3,558)	$(3,067)	(3,067)

Ending balance			$68,276	$(70,679)		$21,704

Funded status at the end of the year				$(2,403)

At September 30, 2016 and 2015, the amounts included on the balance sheet in other long-term liabilities were $2.4 million and $3.3 million, respectively.

The $21.7 million net actuarial loss balance at September 30, 2016 for the two frozen defined benefit pension plans in accumulated other comprehensive income will be recognized and amortized into net periodic pension costs as an actuarial loss in future years. The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year is $2.1 million.

	September 30,
Weighted-Average Assumptions Used in the Measurement of the Partnership’s Benefit Obligation	2016	2015	2014
Discount rate at year end date	3.30%	4.05%	4.05%
Expected return on plan assets for the year ended	5.50%	5.50%	5.75%
Rate of compensation increase	N/A	N/A	N/A

The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets determined using fair value.

The Partnership’s expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held, and the current economic environment. For fiscal year 2017, the Partnership’s assumption for return on plan assets will be 4.80% per annum.

The discount rate used to determine net periodic pension expense for fiscal year 2016, 2015, and 2014 was 3.30%, 4.05%, and 4.45%, respectively. The discount rate used by the Partnership in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments.

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

The Partnership had no Level 2 or Level 3 pension plan assets during the three years ended September 30, 2016. The fair values and percentage of the Partnership’s pension plan assets by asset category are as follows (in thousands):

	September 30,
	2016		2015
		Concentration		Concentration
Asset Category	Level 1	Percentage	Level 1	Percentage
Corporate and U.S. government bond fund (1)	$54,267	79%	$51,477	81%
U.S. large-cap equity (1)	10,207	15%	8,932	14%
International equity (1)	3,118	5%	2,832	4%
Cash	684	1%	547	1%

Total	$68,276	100%	$63,788	100%

(1) Represent investments in Vanguard funds that seek to replicate the asset category description.

The Partnership is not obligated to make a minimum required contribution in fiscal year 2017, but expects to make a $2.0 million optional pension contribution.

Expected benefit payments over each of the next five years will total approximately $4.6 million per year. Expected benefit payments for the five years thereafter will aggregate approximately $20.0 million.

13) Income Taxes

Income tax expense is comprised of the following for the indicated periods (in thousands):

	Years Ended September 30,
	2016	2015	2014
Current:
Federal	$18,724	$28,793	$19,747
State	5,344	8,143	4,909
Deferred
Federal	7,485	(3,719)	596
State	2,185	(382)	63

	$33,738	$32,835	$25,315

The provision for income taxes differs from income taxes computed at the Federal statutory rate as a result of the following (in thousands):

	Years Ended September 30,
	2016	2015	2014
Income from continuing operations before taxes	$78,672	$70,391	$61,399

Provision for income taxes:
Tax at Federal statutory rate	$27,535	$24,637	$21,490
Impact of Partnership loss not subject to federal income taxes	477	3,228	628
State taxes net of federal benefit	5,672	4,922	3,310
Permanent differences	80	78	57
Deferred tax benefit	—	(3,179)	—
Change in valuation allowance	26	3,027	—
Change in unrecognized tax benefit	—	81	(113)
Other	(52)	41	(57)

	$33,738	$32,835	$25,315

The components of the net deferred taxes for the years ended September 30, 2016 and September 30, 2015 using current tax rates are as follows (in thousands):

	September 30,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$5,791	$7,367
Vacation accrual	3,367	3,295
Pension accrual	8,549	9,244
Allowance for bad debts	1,728	2,654
Fair value of derivative instruments	—	6,773
Insurance accrual	25,828	24,682
Inventory capitalization	1,128	1,038
Alternative minimum tax credit carryforward	266	266
Other, net	2,512	1,630

Total deferred tax assets	49,169	56,949
Valuation allowance	(3,053)	(3,027)

Net deferred tax assets	$46,116	$53,922

Deferred tax liabilities:
Property and equipment	$3,999	$2,831
Inventory costing method	—	497
Fair value of derivative instruments	788	—
Intangibles	35,976	34,286

Total deferred tax liabilities	$40,763	$37,614

Net deferred taxes	$5,353	$16,308

In order to fully realize the net deferred tax assets, the Partnership’s corporate subsidiaries will need to generate future taxable income. A valuation allowance is recognized if, based on the weight of available evidence including historical tax losses, it is more likely than not that some or all of deferred tax assets will not be realized. The net change in the total valuation allowance for the fiscal year ended September 30, 2016 was an increase of $26 thousand. The net change in the total valuation allowance for the fiscal year ended September 30, 2015 was an increase of $3.0 million. Based upon a review of a number of factors and all available evidence, including recent historical operating performance, the expectation of sustainable earnings, and the confidence that sufficient positive taxable income would continue in all tax jurisdictions for the foreseeable future, management concludes for the year ended September 30, 2016, it is more likely than not that the Partnership will realize the full benefit of its deferred tax assets, net of existing valuation allowance at September 30, 2016.

As of January 1, 2016, Star Acquisitions, a wholly-owned subsidiary of the Partnership, had a Federal net operating loss carry forward (“NOLs”) of approximately $3.9 million. The Federal NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income but are also subject to annual limitations of between $1.0 million and $2.2 million.

FASB ASC 740-10-05-6 Income Taxes, Uncertain Tax Position, provides financial statement accounting guidance for uncertainty in income taxes and tax positions taken or expected to be taken in a tax return. At September 30, 2016, we did not have unrecognized income tax benefits.

Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense. We file U.S. Federal income tax returns and various state and local returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. For our Federal income tax returns we have four tax years subject to examination. In our major state tax jurisdictions of New York, Connecticut, and Pennsylvania we have four years that are subject to examination. In the state tax jurisdiction of New Jersey we have five tax years that are subject to examination. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, based on our assessment of many factors including past experience and interpretation of tax law, we believe that our provision for income taxes reflect the most probable outcome. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

14) Lease Commitments

The Partnership has entered into certain operating leases for office space, trucks and other equipment. The future minimum rental commitments at September 30, 2016 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2017	$17,671
2018	15,224
2019	14,766
2020	12,807
2021	10,068
Thereafter	46,912

Total future minimum lease payments	$117,448

Rent expense for the fiscal years ended September 30, 2016, 2015, and 2014, was $19.7 million, $18.4 million, and $15.9 million, respectively.

15) Supplemental Disclosure of Cash Flow Information

	Years Ended September 30,
(in thousands)	2016	2015	2014
Cash paid during the period for:
Income taxes, net	$22,570	$38,265	$25,518
Interest	$7,785	$16,950	$16,968
Non-cash investing activities:
Acquisition of NYC heating oil customer list	$—	$886	$—
Non-cash financing activities:
Increase in interest expense—amortization of debt discount on 8.875% Senior Notes	$—	$112	$112

16) Commitments and Contingencies

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

17) Earnings Per Limited Partner Units

The following table presents the net income allocation and per unit data in accordance with FASB ASC 260-10-45-60 Earnings per Share, Master Limited Partnerships (EITF 03-06):

Basic and Diluted Earnings Per Limited Partner:	Years Ended September 30,
(in thousands, except per unit data)	2016	2015	2014
Net income	$44,934	$37,556	$36,084
Less General Partners’ interest in net income	252	212	203

Net income available to limited partners	44,682	37,344	35,881
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60 *	4,534	3,318	3,195

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$40,148	$34,026	$32,686

Per unit data:
Basic and diluted net income available to limited partners	$0.78	$0.65	$0.62
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60 *	0.08	0.06	0.05

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$0.70	$0.59	$0.57

Weighted average number of Limited Partner units outstanding	57,022	57,285	57,476

*	In any accounting period where the Partnership’s aggregate net income exceeds its aggregate distribution for such period, the Partnership is required as per FASB ASC 260-10-45-60 to present net income per limited partner unit as if all of the earnings for the period were distributed, based on the terms of the Partnership agreement, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective. This allocation does not impact the Partnership’s overall net income or other financial results.

18) Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
(in thousands - except per unit data)	2015	2016	2016	2016	Total
Sales	$319,055	$462,025	$218,194	$162,064	$1,161,338
Gross profit for product, installation and service	106,041	183,303	61,354	$41,799	392,497
Operating income (loss)	23,646	96,319	(2,955)	$(29,606)	87,404
Income (loss) before income taxes	21,475	94,113	(4,993)	$(31,923)	78,672
Net income (loss)	12,058	55,209	(3,238)	$(19,095)	44,934
Limited Partner interest in net income (loss)	11,990	54,896	(3,219)	$(18,985)	44,682
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.19	$0.79	$(0.06)	$(0.34)	$0.70

	Three Months Ended
	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
(in thousands - except per unit data)	2014	2015	2015	2015	Total
Sales	$499,217	$762,309	$245,604	$167,161	$1,674,291
Gross profit for product, installation and service	129,285	239,132	59,765	42,521	470,703
Operating income (loss)	30,773	134,095	(10,073)	(61,182)	93,613
Income (loss) before income taxes	26,913	129,876	(13,970)	(72,428)	70,391
Net income (loss)	15,554	75,687	(8,359)	(45,326)	37,556
Limited Partner interest in net income (loss)	15,466	75,259	(8,312)	(45,069)	37,344
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.24	$1.08	$(0.15)	$(0.79)	$0.59

(a)	The sum of the quarters do not add-up to the total due to the weighting of Limited Partner Units outstanding, rounding or the theoretical effects of FASB ASC 260-10-45-60 to Master Limited Partners earnings per unit.

19) Subsequent Events

Acquisition

In December 2016 the Partnership purchased for cash a Michigan based propane dealer for an aggregate amount of approximately $5.2 million.

Quarterly Distribution Declared

In October 2016, we declared a quarterly distribution of $0.1025 per unit, or $0.41 per unit on an annualized basis, on all Common Units with respect to the fourth quarter of fiscal 2016, payable on November 9, 2016, to holders of record on October 31, 2016. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to Common Unit holders and 10% to the General Partner unit holders (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $5.9 million will be paid to the Common Unit holders, $0.1 million to the General Partner unit holders (including $0.1 million of incentive distribution as provided in our Partnership Agreement) and $0.1 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Schedule I

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	September 30,
(in thousands)	2016	2015
Balance Sheets
ASSETS
Current assets
Cash and cash equivalents	$324	$324
Prepaid expenses and other current assets	199	210

Total current assets	523	534

Investment in subsidiaries (a)	301,368	289,744
Deferred charges and other assets, net	—	—

Total Assets	$301,891	$290,278

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accrued expenses	$398	$392

Total current liabilities	398	392

Long-term debt	—	—
Partners’ capital	301,493	289,886

Total Liabilities and Partners’ Capital	$301,891	$290,278

(a)	Investments in Star Acquisitions, Inc. and subsidiaries are recorded in accordance with the equity method of accounting.

Schedule I

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2016	2015	2014
Statements of Operations
Revenues	$—	$—	$—
General and administrative expenses	1,363	1,314	1,420

Operating loss	(1,363)	(1,314)	(1,420)
Net interest expense	—	(10,342)	(11,206)
Amortization of debt issuance costs	—	(521)	(520)
Loss on redemption of debt	—	(7,345)	—

Net loss before equity income	(1,363)	(19,522)	(13,146)
Equity income of Star Petro Inc. and subs	46,297	57,078	49,230

Net income	$44,934	$37,556	$36,084

Schedule I

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2016	2015	2014
Statements of Cash Flows
Cash flows provided by (used in) operating activities:
Net cash provided by operating activities (a)	$35,109	$152,537	$21,513

Cash flows provided by (used in) investing activities:
Net cash provided by (used in) investing activities	—	—	—

Cash flows provided by (used in) financing activities:
Distributions	(23,092)	(21,298)	(19,850)
Redemption of debt	—	(130,548)	—
Unit repurchase	(12,017)	(691)	(1,663)

Net cash used in financing activities	(35,109)	(152,537)	(21,513)

Net increase in cash	—	—	—
Cash and cash equivalents at beginning of period	324	324	324

Cash and cash equivalents at end of period	$324	$324	$324

(a) Includes distributions from subsidiaries	$35,109	$152,537	$21,513

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2016, 2015 and 2014

(in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs & Expenses	Other Changes Add (Deduct)	Balance at End of Year
2016	Allowance for doubtful accounts	$6,713	$(639)	$(1,655)(a)	$4,419
2015	Allowance for doubtful accounts	$9,220	$3,738	$(6,245)(a)	$6,713
2014	Allowance for doubtful accounts	$7,928	$7,514	$(6,222)(a)	$9,220

(a)	Bad debts written off (net of recoveries).