Form 10-Q
period 2016-12-31
STAR GAS PARTNERS LP
filed 2017-02-01
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

At January 31, 2017, the registrant had 55,887,832 Common Units outstanding.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
(in thousands)	2016	2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$37,076	$139,188
Receivables, net of allowance of $4,699 and $4,419, respectively	155,161	78,650
Inventories	62,299	45,894
Fair asset value of derivative instruments	11,177	3,987
Prepaid expenses and other current assets	30,650	27,139

Total current assets	296,363	294,858

Property and equipment, net	74,080	70,410
Goodwill	213,733	212,760
Intangibles, net	96,563	97,656
Deferred tax assets, net	1,196	5,353
Restricted cash	250	—
Investments (1)	11,478	—
Deferred charges and other assets, net	11,107	11,074

Total assets	$704,770	$692,111

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$45,578	$25,690
Fair liability value of derivative instruments	486	2,285
Current maturities of long-term debt	10,000	16,200
Accrued expenses and other current liabilities	107,304	103,855
Unearned service contract revenue	64,813	56,971
Customer credit balances	62,583	84,921

Total current liabilities	290,764	289,922

Long-term debt	73,008	75,441
Other long-term liabilities	26,772	25,255

Partners’ capital
Common unitholders	335,212	322,771
General partner	(542)	(516)
Accumulated other comprehensive loss, net of taxes	(20,444)	(20,762)

Total partners’ capital	314,226	301,493

Total liabilities and partners’ capital	$704,770	$692,111

(1)	See Note 2 – Investments

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
(in thousands, except per unit data - unaudited)	2016	2015
Sales:
Product	$316,291	$252,950
Installations and services	67,827	66,105

Total sales	384,118	319,055
Cost and expenses:
Cost of product	199,593	150,102
Cost of installations and services	66,487	62,912
(Increase) decrease in the fair value of derivative instruments	(8,551)	5,536
Delivery and branch expenses	81,133	64,194
Depreciation and amortization expenses	6,561	6,766
General and administrative expenses	6,353	6,420
Finance charge income	(695)	(521)

Operating income	33,237	23,646
Interest expense, net	(1,787)	(1,859)
Amortization of debt issuance costs	(312)	(312)

Income before income taxes	31,138	21,475
Income tax expense	12,863	9,417

Net income	$18,275	$12,058
General Partner’s interest in net income	105	68

Limited Partners’ interest in net income	$18,170	$11,990

Basic and diluted income per Limited Partner Unit (1):	$0.28	$0.19

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	55,888	57,281

(1)	See Note 13 Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,
(in thousands - unaudited)	2016	2015
Net income	$18,275	$12,058

Other comprehensive income:
Unrealized gain on pension plan obligation (1)	534	648
Tax effect of unrealized gain on pension plan	(216)	(267)

Total other comprehensive income	318	381

Total comprehensive income	$18,593	$12,439

(1)	This item is included in the computation of net periodic pension cost.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2016	55,888	326	$322,771	$(516)	$(20,762)	$301,493

Net income	—	—	18,170	105	—	18,275
Unrealized gain on pension plan obligation	—	—	—	—	534	534
Tax effect of unrealized gain on pension plan	—	—	—	—	(216)	(216)
Distributions	—	—	(5,729)	(131)	—	(5,860)

Balance as of December 31, 2016 (unaudited)	55,888	326	$335,212	$(542)	$(20,444)	$314,226

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
(in thousands - unaudited)	2016	2015
Cash flows provided by (used in) operating activities:
Net income	$18,275	$12,058

Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(8,551)	5,536
Depreciation and amortization	6,873	7,078
Provision (recovery) for losses on accounts receivable	31	(636)
Change in deferred taxes	3,941	609
Change in weather hedge contract receivable	—	(12,500)
Changes in operating assets and liabilities:
Increase in receivables	(76,845)	(22,263)
Increase in inventories	(16,248)	(9,064)
(Increase) decrease in other assets	(3,294)	1,091
Increase (decrease) in accounts payable	21,725	(3,020)
Increase (decrease) in customer credit balances	(22,805)	10,427
Increase in other current and long-term liabilities	11,392	13,883

Net cash provided by (used in) operating activities	(65,506)	3,199

Cash flows provided by (used in) investing activities:
Capital expenditures	(4,521)	(3,206)
Proceeds from sales of fixed assets	34	23
Purchase of investments (1)	(11,474)	—
Acquisitions	(5,835)	(7,615)

Net cash used in investing activities	(21,796)	(10,798)

Cash flows used in financing activities:
Term loan repayment	(8,700)	—
Distributions	(5,860)	(5,552)
Unit repurchases	—	(23)
Customer retainage payments	—	(235)
Payments of debt issue costs	—	(209)

Net cash used in financing activities	(14,560)	(6,019)

Net decrease in cash, cash equivalents, and restricted cash	(101,862)	(13,618)

Cash, cash equivalents, and restricted cash at beginning of period	139,188	100,508

Cash, cash equivalents, and restricted cash at end of period	$37,326	$86,890

(1)	See Note 2 – Investments

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

The Partnership is organized as follows:

•	The Partnership is a master limited partnership, which as of December 31, 2016, had outstanding 55.9 million Common Units (NYSE: “SGU”), representing 99.4% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.6% general partner interest in Star Gas Partners. The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•	The Partnership owns 100% of Star Acquisitions, Inc., a Minnesota corporation (“SA”) that owns 100% of Petro Holdings, Inc., a Minnesota corporation (“Petro”) and 100% of Woodbury Insurance Co., Inc., a Connecticut corporation and a captive insurance company formed in July 2016 to insure large deductibles for certain insurance policies carried by Petro. SA and its subsidiaries are subject to Federal and state corporate income taxes. The Partnership’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast, Central and Southeast region retail distributor of home heating oil and propane that as of December 31, 2016, served approximately 444,000 full-service residential and commercial home heating oil and propane customers. Petro also sold diesel fuel, gasoline and home heating oil to approximately 75,000 customers on a delivery only basis. We installed, maintained, and repaired heating and air conditioning equipment and to a lesser extent provided these services outside our customer base including 13,600 service contracts for natural gas and other heating systems. In addition, we provided home security and plumbing to approximately 28,000 customers.

•	Petroleum Heat and Power Co., Inc., a Minnesota corporation (“PH&P”) is a 100% owned subsidiary of the Partnership. PH&P is the borrower and the Partnership is the guarantor of the third amended and restated credit agreement’s $100 million five-year senior secured term loan and the $300 million ($450 million during the heating season of December through April of each year) revolving credit facility, both due July 30, 2020. (See Note 9—Long-Term Debt and Bank Facility Borrowings).

2) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners and its subsidiaries. All material inter-company items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Partnership’s business, the results of operations and cash flows for the three month period ended December 31, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Restricted cash

Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash. At December 31, 2016 the $37.3 million of cash, cash equivalents, and restricted cash on the condensed consolidated statement of cash flows is composed of $37.0 million of cash and cash equivalents and $0.3 million of restricted cash.

Investments

The investments are held by our captive insurance company as collateral for workers’ compensation and automobile liability claims incurred and expected to be incurred in fiscal 2017. The collateral is required by a third party insurance carrier that insures per claim amounts above a set deductible. Due to the expected timing of claim payments, the nature of the collateral agreement with the carrier, and our captive insurance company’s source of other operating cash, the collateral is not expected to be used to pay obligations within the next twelve months.

Investments are currently comprised of mutual funds measured at net asset value. As of December 31, 2016 the fair value of the investments was $11.5 million.

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

For fiscal years 2016, 2017 and 2018 the Partnership has weather hedge contracts with Swiss Re under which the Partnership is entitled to receive a payment of $35,000 per heating degree-day shortfall, when the accumulated number of heating degree-days in the entire hedge period is less than approximately 92.5% of the ten year average, the Payment Threshold as defined in the contract. The hedge covers the five month period from November 1, through March 31, taken as a whole, for each respective fiscal year. The ultimate amount due to the Partnership (if any) is based on the entire five month accumulated calculation for the hedge period and has a maximum payout of $12.5 million for each respective fiscal year. In accordance with ASC 815-45-15, as of December 31, 2015, the Partnership recorded a credit of $12.5 million under this contract that reduced delivery and branch expenses. No credit was recorded as of December 31, 2016.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of December 31, 2016, we had $0.2 million and $17.4 million balances included in the captions accrued expenses and other current liabilities and other long-term liabilities, respectively, on our condensed consolidated balance sheet representing the remaining balance of the NETTI withdrawal liability. Based on the borrowing rates currently available to the Partnership for long-term financing of a similar maturity, the fair value of the NETTI withdrawal liability as of December 31, 2016 was $21.2 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The Partnership retrospectively adopted the ASU effective December 31, 2016. As a result of the adoption, certain prior year balances changed to conform to the current year presentation as follows: deferred charges and other assets, net decreased from $11.9 million to $11.1 million and long-term debt decreased from $76.3 million to $75.4 million.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquiring entity to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquiring entity is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, the acquiring entity is to present separately on the face of its income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Partnership adopted the ASU effective December 31, 2016. The adoption of ASU No. 2015-16 did not have an impact on the Partnership’s consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flow (Topic 230): Restricted cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Partnership adopted the ASU effective December 31, 2016. The adoption of ASU No. 2016-18 did not have a material impact on the Partnership’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB has also issued several updates to ASU 2014-09. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2019, with early adoption permitted beginning in the first quarter of fiscal 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership is in the process of evaluating the effect that ASU 2014-09 will have on its revenue streams, consolidated financial statements and related disclosures. The Partnership has not yet selected a transition method, but does not intend to early adopt.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The update changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2018, with early adoption permitted. The Partnership has not determined the timing of adoption, but does not expect ASU No. 2015-11 to have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The update requires all leases with a term greater than twelve months to be recognized on the balance sheet through a right-of-use asset and a lease liability and the disclosure of key information pertaining to leasing arrangements. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2020, with early adoption permitted. The Partnership is continuing to evaluate the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures, but has not yet selected a transition method. The Partnership does not intend to early adopt. The new guidance will materially impact our accounting for operating leases of office space, trucks, and other equipment. Upon adoption, we expect to recognize discounted right-of-use assets and lease liabilities related to our operating leases of office space, trucks, and other equipment. As of December 31, 2016 the undiscounted future minimum lease payments through 2032 for such operating leases are approximately $122.5 million, but what the range of reasonable discount rates will be at the time of adoption and what amount of leasing activity is expected between December 31, 2016 and the date of adoption are currently unknown. For this reason we are unable to estimate the discounted right-of-use assets and lease liabilities as of the date of adoption.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update addresses the issues of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2019, with early adoption permitted. The Partnership has not determined the timing of adoption, but does not expect ASU 2016-15 to have a material impact on its consolidated financial statements and related disclosures.

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

Under the Partnership’s third amended and restated credit agreement dated July 30, 2015, in order to repurchase Common Units we must maintain Availability (as defined in the amended and restated credit agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is in effect) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase. The Partnership was in compliance with this covenant as of December 31, 2016.

The following table shows repurchases under Plan III.

(in thousands, except per unit amounts) Period	Total Number of Units Purchased (a)	Average Price Paid per Unit (b)	Maximum Number of Units that May Yet Be Purchased
Plan III - Number of units authorized			4,894
Private transaction - Number of units authorized			2,450

			7,344

Plan III - Fiscal years 2012 to 2016 total (c)	5,137	$5.78	2,207

Plan III - First quarter fiscal year 2017 total	—	$—	2,707

(a)	Units were repurchased as part of a publicly announced program, except as noted in a private transaction.
(b)	Amounts include repurchase costs.
(c)	Includes 2.45 million common units acquired in a private transaction.

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

As of December 31, 2016, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Partnership held the following derivative instruments that settle in future months to match anticipated sales: 14.0 million gallons of swap contracts, 7.6 million gallons of call options, 9.0 million gallons of put options, and 89.2 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of December 31, 2016, had 1.0 million gallons of long swap contracts, 23.5 million gallons of long future contracts, and 44.7 million gallons of short future contracts that settle in future months. In addition to the previously described hedging instruments, the Partnership as of December 31, 2016, had 5.1 million gallons of spread contracts (simultaneous long and short positions) to lock-in the differential between high sulfur home heating oil and ultra low sulfur diesel. To hedge its internal fuel usage and other related activities for fiscal 2017, the Partnership, as of December 31, 2016, had 4.2 million gallons of swap contracts that settle in future months.

As of December 31, 2015, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Partnership held the following derivative instruments that settle in future months to match anticipated sales: 10.1 million gallons of swap contracts, 8.2 million gallons of call options, 6.0 million gallons of put options, and 98.9 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of December 31, 2015, had 1.4 million gallons of long swap contracts, 24.6 million gallons of long future contracts, and 57.1 million gallons of short future contracts that settle in future months. In addition to the previously described hedging instruments, the Partnership as of December 31, 2015, had 8.4 million gallons of spread contracts (simultaneous long and short positions) to lock-in the differential between high sulfur home heating oil and ultra low sulfur diesel. To hedge its internal fuel usage and other related activities for fiscal 2016, the Partnership, as of December 31, 2015, had 4.4 million gallons of swap contracts that settle in future months.

The Partnership’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Munich Re Trading LLC, Regions Financial Corporation, Societe Generale, and Wells Fargo Bank, N.A. The Partnership assesses counterparty credit risk and considers it to be low.

We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Partnership generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At December 31, 2016, the aggregate cash posted as collateral in the normal course of business at counterparties was $3.1 million and recorded in prepaid expense and other current assets. Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of December 31, 2016, no hedge positions and payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at December 31, 2016
Commodity contracts	Fair asset and fair liability value of derivative instruments	$14,733	$2,231	$12,502
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net and other long-term liabilities balances	2,114	1,261	853

Commodity contract assets at December 31, 2016		$16,847	$3,492	$13,355

Liability Derivatives at December 31, 2016
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(4,042)	$(2,556)	$(1,486)
Commodity contracts	Long-term derivative liabilities included in the other long-term liabilities balance	(1,743)	(1,738)	(5)

Commodity contract liabilities at December 31, 2016		$(5,785)	$(4,294)	$(1,491)

Asset Derivatives at September 30, 2016
Commodity contracts	Fair asset and fair liability value of derivative instruments	$11,692	$—	$11,692
Commodity contracts	Long-term derivative assets included in the other long-term liabilities balance	1,369	481	888

Commodity contract assets at September 30, 2016		$13,061	$481	$12,580

Liability Derivatives at September 30, 2016
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(9,990)	$(1,603)	$(8,387)
Commodity contracts	Long-term derivative liabilities included in the other long-term liabilities balance	(565)	(484)	(81)

Commodity contract liabilities at September 30, 2016		$(10,555)	$(2,087)	$(8,468)

The Partnership’s derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$11,177	$—	$11,177	$—	$—	$11,177
Long-term derivative assets included in deferred charges and other assets, net	$853	$(5)	$848	$—	$—	$848
Fair liability value of derivative instruments	3,556	(4,042)	(486)	—	—	(486)
Long-term derivative liabilities included in other long-term liabilities, net	1,261	(1,738)	(477)			(477)

Total at December 31, 2016	$16,847	$(5,785)	$11,062	$—	$—	$11,062

Fair asset value of derivative instruments	$7,716	$(3,729)	$3,987	$—	$—	$3,987
Long-term derivative assets included in other long-term assets, net	888	$(81)	$807	—	—	807
Fair liability value of derivative instruments	3,976	(6,261)	(2,285)	—	—	(2,285)
Long-term derivative liabilities included in other long-term liabilities, net	481	(484)	(3)	—	—	(3)

Total at September 30, 2016	$13,061	$(10,555)	$2,506	$—	$—	$2,506

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
Commodity contracts	Cost of product (a)	$3,381	$(3,434)
Commodity contracts	Cost of installations and service (a)	$(94)	$226
Commodity contracts	Delivery and branch expenses (a)	$(117)	$315

Commodity contracts	(Increase) / decrease in the fair value of derivative instruments	$(8,551)	$5,536

(a)	Represents realized closed positions and includes the cost of options as they expire.

5) Inventories

The Partnership’s product inventories are stated at the lower of cost or market computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost or market using the FIFO method. The components of inventory were as follows (in thousands):

	December 31, 2016	September 30, 2016
Product	$41,522	$25,419
Parts and equipment	20,777	20,475

Total inventory	$62,299	$45,894

6) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	December 31, 2016	September 30, 2016
Property and equipment	$189,932	$184,079
Less: accumulated depreciation	115,852	113,669

Property and equipment, net	$74,080	$70,410

7) Business Combinations

During fiscal 2017, the Partnership acquired a heating oil dealer, a propane dealer and plumbing service provider for an aggregate purchase price of approximately $7.3 million; $5.8 million in cash and $1.5 million of deferred liability (including $0.6 million of contingent consideration). The gross purchase price was allocated $2.7 million to intangible assets, $1.0 million to goodwill, $3.7 million to fixed assets and $(0.1) million to working capital. The acquired companies’ operating results are included in the Partnership’s consolidated financial statements starting on their respective acquisition dates, and are not material to the Partnership’s financial condition, results of operations, or cash flows.

8) Goodwill and Intangibles, net

Goodwill

A summary of changes in the Partnership’s goodwill is as follows (in thousands):

Balance as of September 30, 2016	$212,760
Fiscal year 2017 business combination	973

Balance as of December 31, 2016	$213,733

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	December 31, 2016			September 30, 2016
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$328,852	$253,936	$74,916	$327,388	$250,427	$76,961
Trade names and other intangibles	28,434	6,787	21,647	27,134	6,439	20,695

Total	$357,286	$260,723	$96,563	$354,522	$256,866	$97,656

Amortization expense for intangible assets was $3.9 million for the three months ended December 31, 2016, compared to $3.8 million for the three months ended December 31, 2015.

9) Long-Term Debt and Bank Facility Borrowings

The Partnership’s debt is as follows (in thousands):

	December 31,		September 30,
	2016		2016
	Carrying		Carrying
	Amount	Fair Value (a)	Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$—	$—	$—	$—
Senior Secured Term Loan (b)	83,008	83,800	91,641	92,500

Total debt	$83,008	$83,800	$91,641	$92,500

Total short-term portion of debt	$10,000	$10,000	$16,200	$16,200

Total long-term portion of debt (b)	$73,008	$73,800	$75,441	$76,300

(a)	The face amount of the Partnership’s variable rate long-term debt approximates fair value.
(b)	Carrying amounts are net of unamortized debt issuance costs of $0.8 million as December 31, 2016 and $0.9 million as of September 30, 2016.

On July 30, 2015, the Partnership entered into a third amended and restated asset-based credit agreement with a bank syndicate comprised of thirteen participants, which enables the Partnership to borrow up to $300 million ($450 million during the heating season of December through April of each year) on a revolving credit facility for working capital purposes (subject to certain borrowing base limitations and coverage ratios), provides for a $100 million five-year senior secured term loan (the “Term Loan”), allows for the issuance of up to $100 million in letters of credit, and has a maturity date of July 30, 2020.

The Partnership can increase the revolving credit facility size by $100 million without the consent of the bank group. However, the bank group is not obligated to fund the $100 million increase. If the bank group elects not to fund the increase, the Partnership can add additional lenders to the group, with the consent of the Agent (as defined in the credit agreement), which shall not be unreasonably withheld. Obligations under the third amended and restated credit facility are guaranteed by the Partnership and its subsidiaries and are secured by liens on substantially all of the Partnership’s assets including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

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

The interest rate on the third amended and restated revolving credit facility and the Term Loan is based on a margin over LIBOR or a base rate. At December 31, 2016, the effective interest rate on the Term Loan was approximately 3.91%.

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

At December 31, 2016, $83.8 million of the Term loan was outstanding, no amount was outstanding under the revolving credit facility, no hedge positions were secured under the credit agreement, and $49.6 million of letters of credit were issued and outstanding. At September 30, 2016, $92.5 million of the Term Loan was outstanding, no amount was outstanding under the revolving credit facility, $0.3 million of hedge positions were secured under the credit agreement, and $50.6 million of letters of credit were issued and outstanding.

At December 31, 2016, availability was $197.1 million, and the Partnership was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio. At September 30, 2016, availability was $163.4 million, and the Partnership was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio.

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

The current and deferred income tax expenses for the three months ended December 31, 2016, and 2015 are as follows:

	Three Months Ended
	December 31,
(in thousands)	2016	2015
Income before income taxes	$31,138	$21,475

Current tax expense	8,922	8,809
Deferred tax espense	$3,941	$608

Total tax expense	$12,863	$9,417

As of January 1, 2017, Star Acquisitions, Inc., a wholly-owned subsidiary of the Partnership, had an estimated Federal net operating loss carry forward (“NOLs”) of approximately $1.6 million. The Federal NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income but are also subject to annual limitations of between $1.0 million and $2.2 million.

At December 31, 2016, we did not have unrecognized income tax benefits.

Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense. We file U.S. Federal income tax returns and various state and local returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. For our Federal income tax returns we have four tax years subject to examination. In our major state tax jurisdictions of New York, Connecticut, Pennsylvania we have four years that are subject to examination. In the state tax jurisdictions of New Jersey we have five tax years that are subject to examination. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, based on our assessment of many factors including past experience and interpretation of tax law, we believe that our provision for income taxes reflect the most probable outcome. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

11) Supplemental Disclosure of Cash Flow Information

	Three Months Ended
	December 31,
(in thousands)	2016	2015
Cash paid during the period for:
Income taxes, net	$3,862	$2,238
Interest	$2,164	$1,566

Non-cash operating activities:
Increase in interest expense—amortization of deferred charges on senior secured term loan	$67	$71

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

The Partnership maintains insurance policies with insurers in amounts and with coverages and deductibles we believe are reasonable and prudent. However, the Partnership cannot assure that this insurance will be adequate to protect it from all material expenses related to current and potential future claims, legal proceedings and litigation as certain types of claims may be excluded from our insurance coverage. If we were to incur substantial liability and the damages are not covered by insurance or are in excess of policy limits, or if we incur liability at a time when we are not able to obtain liability insurance, then our business, results of operations and financial condition could be materially adversely affected.

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

The following presents the net income allocation and per unit data using this method for the periods presented:

	Three Months Ended
Basic and Diluted Earnings Per Limited Partner:	December 31,
(in thousands, except per unit data)	2016	2015
Net income	$18,275	$12,058
Less General Partner’s interest in net income	105	68

Net income available to limited partners	18,170	11,990
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	2,446	1,231

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$15,724	$10,759

Per unit data:
Basic and diluted net income available to limited partners	$0.33	$0.21

Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	0.05	0.02

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$0.28	$0.19

Weighted average number of Limited Partner units outstanding	55,888	57,281

14) Subsequent Events

Quarterly Distribution Declared

In January 2017, we declared a quarterly distribution of $0.1025 per unit, or $0.41 per unit on an annualized basis, on all Common Units with respect to the first quarter of fiscal 2017, payable on February 7, 2017, to holders of record on January 30, 2017. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to Common Unit holders and 10% to the General Partner unit holders (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $5.7 million will be paid to the Common Unit holders, $0.1 million to the General Partner unit holders (including $0.1 million of incentive distribution as provided in our Partnership Agreement) and $0.1 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

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

Home Heating Oil Price Volatility

Volatility, which is reflected in the wholesale price of home heating oil, has a larger impact on our business when prices rise, as consumer price sensitivity to heating costs increases, often leading to increased gross customer losses. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces. The price of home heating oil is closely linked to the price refiners pay for crude oil, which is the principal cost component of home heating oil. The volatility in the wholesale cost of home heating oil, as measured by the New York Mercantile Exchange (“NYMEX”), for the fiscal years ending September 30, 2013 through 2017, on a quarterly basis, is illustrated in the following chart (price per gallon):

	Fiscal 2017(1)		Fiscal 2016(1)		Fiscal 2015(1)		Fiscal 2014(1)		Fiscal 2013 (1)
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$1.39	$1.70	$1.08	$1.61	$1.85	$2.66	$2.84	$3.12	$2.90	$3.26
March 31	—	—	0.87	1.26	1.62	2.30	2.89	3.28	2.86	3.24
June 30	—	—	1.08	1.57	1.68	2.02	2.85	3.05	2.74	3.09
September 30	—	—	1.26	1.53	1.38	1.84	2.65	2.98	2.87	3.21

(1)	Beginning April 1, 2013, the NYMEX contract specifications were changed from high sulfur home heating oil to ultra low sulfur diesel. Ultra low sulfur diesel is similar in composition to ultra low sulfur home heating oil.

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

The Partnership has entered into weather hedge contracts for the fiscal years 2016, 2017 and 2018 with Swiss Re under which Star is entitled to receive a payment of $35,000 per heating degree-day shortfall if the total number of heating degree-days within the hedge period is less than approximately 92.5% of the ten year average (the “Payment Threshold”). The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year and has a maximum payout of $12.5 million for each fiscal year. During the first quarter of fiscal 2016, the Partnership recorded a credit of $12.5 million under this contract that reduced delivery and branch expenses. This amount was collected in April 2016. The Partnership did not record any benefit under its weather hedge contract for the quarter ended December 31, 2016.

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

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2017	$27,195	$27,548
2018	24,324	22,144
2019	22,131	18,306
2020	18,874	15,563
2021	14,475	13,463
2022	11,287	11,973

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2017			2016			2015
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	24,300	19,100	5,200	22,800	24,200	(1,400)	27,400	23,100	4,300
Second Quarter	—	—	—	13,700	19,300	(5,600)	16,000	18,200	(2,200)
Third Quarter	—	—	—	7,400	14,100	(6,700)	7,400	14,000	(6,600)
Fourth Quarter	—	—	—	11,400	21,200	(9,800)	13,900	17,900	(4,000)

Total	24,300	19,100	5,200	55,300	78,800	(23,500)	64,700	73,200	(8,500)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2017			2016			2015
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	5.6%	4.4%	1.2%	5.0%	5.3%	(0.3%)	6.2%	5.2%	1.0%
Second Quarter	—	—	—	3.0%	4.2%	(1.2%)	3.6%	4.1%	(0.5%)
Third Quarter	—	—	—	1.6%	3.1%	(1.5%)	1.7%	3.1%	(1.4%)
Fourth Quarter	—	—	—	2.5%	4.6%	(2.1%)	3.1%	4.0%	(0.9%)

Total	5.6%	4.4%	1.2%	12.1%	17.2%	(5.1%)	14.6%	16.4%	(1.8%)

For the three months ended December 31, 2016, the Partnership gained 5,200 accounts (net), or 1.2%, of our home heating oil and propane customer base, compared to 1,400 accounts lost (net), or 0.3% of our home heating oil and propane customer base, during the three months ended December 31, 2015. Our gross customer gains were 1,500 higher than the prior year’s comparable period and our gross customer losses were 5,100 accounts fewer. We believe that the increase in gross customer gains and reduction in gross customer losses is due in part to a return to more normal winter weather conditions. During the three months ended December 31, 2015, our ability to attract new accounts and retain existing accounts was impacted by the extremely warm weather because these customers did not see a need for the higher level of service that we can provide. In addition, the improvement in both gross customer gains and gross customer losses can be partly attributable to our margin management efforts as the per gallon margins achieved for the first fiscal quarter of 2017 were $0.0889 lower than the first quarter of fiscal 2016.

During the three months ended December 31, 2016, we estimate that we lost 0.3% of our home heating oil accounts to natural gas conversions versus 0.5% for the three months ended December 31, 2015 and 0.6% for the three months ended December 31, 2014. Losses to natural gas in our footprint for the heating oil industry could be greater or less than the Partnership’s estimates. Conversions to natural gas may continue as it remains less expensive than home heating oil on an equivalent BTU basis.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Partnership and its subsidiaries and should be read in conjunction with the historical financial and operating data and Notes thereto included elsewhere in this Quarterly Report.

Three Months Ended December 31, 2016

Compared to the Three Months Ended December 31, 2015

Volume

For the three months ended December 31, 2016, retail volume of home heating oil and propane increased by 19.4 million gallons, or 24.3%, to 99.5 million gallons, compared to 80.1 million gallons for the three months ended December 31, 2015. For those locations where the Partnership had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended December 31, 2016 were 33.6% colder than the three months ended December 31, 2015 and 10.7 % warmer than normal, as reported by NOAA. For the twelve months ended December 31, 2016, net customer attrition for the base business was 3.7%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency and other volume variances not otherwise described are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended December 31, 2015	80.1
Acquisitions	0.7
Impact of colder temperatures	27.3
Net customer attrition	(4.7)
Other	(3.9)

Change	19.4

Volume - Three months ended December 31, 2016	99.5

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended December 31, 2016 compared to the three months ended December 31, 2015:

	Three Months Ended
Customers	December 31, 2016	December 31, 2015
Residential Variable	43.2%	39.5%
Residential Price-Protected	44.1%	47.5%
Commercial/Industrial	12.7%	13.0%

Total	100.0%	100.0%

Volume of other petroleum products increased by 2.1 million gallons, or 7.8%, to 29.4 million gallons for the three months ended December 31, 2016, due to a weather-driven increase in wholesale sales and a modest expansion of motor fuel sales.

Product Sales

For the three months ended December 31, 2016, product sales increased $63.3 million, or 25.0%, to $316.3 million, compared to $253.0 million for the three months ended December 31, 2015, largely due to a weather related increase in home heating oil and propane volume and an increase in wholesale product costs of $0.1497 per gallon, or 10.7%. These increases were tempered by a decline in home heating oil and propane per gallon margins of $0.0889.

Installations and Services

For the three months ended December 31, 2016, installation and service sales increased $1.7 million, or 2.6%, to $67.8 million, compared to $66.1 million for the three months ended December 31, 2015, due to expansion in other heating services and normal price increases.

Cost of Product

For the three months ended December 31, 2016, cost of product increased $49.5 million, or 33.0%, to $199.6 million, compared to $150.1 million for the three months ended December 31, 2015, due to an increase in total volume sold and a $0.1497 per gallon, or 10.7%, increase in wholesale product cost.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended December 31, 2016 decreased by $0.0889 per gallon, or 7.5%, to $1.0928 per gallon, from $1.1817 per gallon during the three months ended December 31, 2015. The contraction in the Partnership’s per gallon margin was due to an increase in wholesale product costs and our efforts to retain existing customers and attract new customers (as previously mentioned, our net customer attrition for the quarter ended December 31, 2016 compared to December 31, 2015 improved by over 6,000 accounts). Prior to October 1, 2016, the Partnership benefitted from a declining cost environment which lasted approximately two years and led to an expansion of per gallon margins. In addition, during the three months ended December 31, 2016 a majority of our price protected customers reached their maximum selling price which led to a contraction in these margins. During the three months ended December 31, 2015, very few of our price protected customers reached their maximum ceiling price. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	December 31, 2016		December 31, 2015
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	99.5		80.1

Sales	$262.3	$2.6358	$206.3	$2.5772
Cost	$153.6	$1.5430	$111.7	$1.3955

Gross Profit	$108.7	$1.0928	$94.6	$1.1817

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	29.4		27.3

Sales	$54.0	$1.8331	$46.6	$1.7072
Cost	$46.0	$1.5635	$38.4	$1.4055

Gross Profit	$8.0	$0.2696	$8.2	$0.3017

Total Product	Amount (in millions)		Amount (in millions)
Sales	$316.3		$253.0
Cost	$199.6		$150.1

Gross Profit	$116.7		$102.8

For the three months ended December 31, 2016, total product gross profit was $116.7 million, an increase of $13.9 million, or 13.5%, versus the three months ended December 31, 2015, as the increase in home heating oil and propane volume ($22.9 million) was partially offset by the impact of lower home heating oil and propane margins ($8.8 million).

Cost of Installations and Services

Total installation costs for the three months ended December 31, 2016 were $22.3 million, nearly unchanged versus $22.2 million in installation costs for the three months ended December 31, 2015. Installation costs as a percentage of installation sales for the three months ended December 31, 2016 and the three months ended December 31, 2015 were 81.2% and 81.8%, respectively.

Service expense increased by $3.5 million, or 8.5%, to $44.2 million for the three months ended December 31, 2016, or 109.5% of service sales, versus $40.7 million, or 104.5% of service sales, for the three months ended December 31, 2015, reflecting the increased need to service our customer base in response to 33.6% colder temperatures. We realized a combined gross profit from service and installation of $1.4 million for the three months ended December 31, 2016 compared to a combined gross profit of $3.2 million for the three months ended December 31, 2015. Management views the service and installation department on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended December 31, 2016, the change in the fair value of derivative instruments resulted in an $8.6 million credit due to an increase in the market value for unexpired hedges (an $8.2 million credit) and a $0.4 million credit due to the expiration of certain hedged positions.

During the three months ended December 31, 2015, the change in the fair value of derivative instruments resulted in a $5.5 million charge reflecting a decrease in the market value for unexpired hedges (a $9.2 million charge) and a $3.7 million credit due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the three months ended December 31, 2016, delivery and branch expenses increased $16.9 million, or 26.4%, to $81.1 million, compared to $64.2 million for the three months ended December 31, 2015. In the prior year’s comparable period, delivery and branch expenses were reduced by a $12.5 million credit recorded under the Partnership’s weather hedge contract. Excluding the impact of this credit, delivery and branch expenses increased $4.4 million, or 5.8%, year-over-year due largely to the 24.3% increase in home heating oil and propane volume. Exclusive of the weather hedge contract credit, delivery and branch expenses decreased by $0.1427 cents per gallon, or 14.9%, from $0.9579 for the three months ended December 31, 2015 to $0.8152 as certain fixed costs were spread over higher volume.

Depreciation and Amortization Expenses

For the three months ended December 31, 2016, depreciation and amortization expenses decreased by $0.2 million, or 3.0%, to $6.6 million, compared to $6.8 million for the three months ended December 31, 2015.

General and Administrative Expenses

For the three months ended December 31, 2016, general and administrative expenses were unchanged at $6.4 million, as lower legal and professional expenses ($0.3 million) were offset by higher profit sharing expense and other costs ($0.3 million).

The Partnership accrues approximately 6% of Adjusted EBITDA as defined in the profit sharing plan for distribution to its employees, and this amount is payable when the Partnership achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in Adjusted EBITDA.

Finance Charge Income

For the three months ended December 31, 2016, finance charge income increased by $0.2 million, or 33.4%, to $0.7 million compared to $0.5 million for the three months ended December 31, 2015. The increase in the wholesale cost of product and the increase in volume led to higher product sales and thus an increase in accounts receivable balances subject to a finance charge.

Interest Expense, Net

For the three months ended December 31, 2016, interest expense decreased slightly to $1.8 million compared to $1.9 million for the three months ended December 31, 2015.

Amortization of Debt Issuance Costs

For the three months ended December 31, 2016, amortization of debt issuance costs was unchanged at $0.3 million compared to the three months ended December 31, 2015.

Income Tax Expense

For the three months ended December 31, 2016, income tax expense increased by $3.5 million to $12.9 million, from $9.4 million for the three months ended December 31, 2015, primarily due to an increase in income before income taxes of $9.7 million. The Partnership’s effective income tax rate was 41.3% for the three months ended December 31, 2016 compared to 43.9% for the three months ended December 31, 2015, a decrease of 2.6%. The effective income tax rate as of December 31, 2015 was higher due to a $0.5 million increase in the valuation allowance as a result of a change in a state tax law enacted in December 2015.

Net Income

For the three months ended December 31, 2016, net income increased $6.2 million, or 51.6%, to $18.3 million, from $12.1 million for the three months ended December 31, 2015, due to an increase in pretax profit of $9.7 million which was reduced by an increase in income tax expense of $3.5 million.

Adjusted EBITDA

For the three months ended December 31, 2016, Adjusted EBITDA decreased by $4.7 million, or 13.1%, to $31.2 million as the increase in volume attributable to 33.6% colder weather was more than offset by the impact of lower home heating oil and propane per gallon margins and the absence of a $12.5 million credit recorded under the Partnership’s weather hedge contract during the prior year’s fiscal first quarter. While the Partnership’s weather hedge contract covers the period from November 1 to March 31 taken as a whole, the extreme temperatures (32.7% warmer than normal) experienced during the three months ended December 31, 2015 resulted in the Partnership recording the full benefit under its weather hedge contract during this period. The Partnership did not adjust or record any additional weather hedge benefit during the quarter ended March 31, 2016, when temperatures were 12.3% warmer than normal.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended December 31,
(in thousands)	2016	2015
Net income	$18,275	$12,058
Plus:
Income tax expense	12,863	9,417
Amortization of debt issuance cost	312	312
Interest expense, net	1,787	1,859
Depreciation and amortization	6,561	6,766

EBITDA (a)	39,798	30,412

(Increase) / decrease in the fair value of derivative instruments	(8,551)	5,536

Adjusted EBITDA (a)	31,247	35,948

Add / (subtract)
Income tax expense	(12,863)	(9,417)
Interest expense, net	(1,787)	(1,859)
Provision (recovery) for losses on accounts receivable	31	(636)
Increase in accounts receivables	(76,845)	(22,263)
Increase in inventories	(16,248)	(9,064)
Increase (decrease) in customer credit balances	(22,805)	10,427
Change in deferred taxes	3,941	609
Increase in weather hedge contract receivable	—	(12,500)
Change in other operating assets and liabilities	29,823	11,954

Net cash provided by (used in) operating activities	$(65,506)	$3,199

Net cash used in investing activities	$(21,796)	$(10,798)

Net cash used in financing activities	$(14,560)	$(6,019)

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, multiemployer pension plan withdrawal charge, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products, without regard to financing methods and capital structure;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

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

During the three months ended December 31, 2016, cash used in operating activities increased by $68.7 million to $65.5 million, when compared to $3.2 million of cash provided by operating activities during the three months ended December 31, 2015, as an $8.4 million increase in cash generated from operations and an increase in cash provided by accounts payable of $24.7 million was more than offset by an increase in cash used to finance accounts receivable of $87.8 million (including customer credit balances), and an increase in inventory of $7.2 million. The impact of significantly colder weather during the three months ended December 31, 2016 and an increase in product costs drove the increase in accounts receivable, higher product purchases and higher accounts payable levels. Higher product costs led to an increase in inventory.

Investing Activities

Our capital expenditures for the three months ended December 31, 2016 totaled $4.5 million, as we invested in computer hardware and software ($1.9 million), refurbished certain physical plants ($1.4 million), expanded our propane operations ($0.7 million) and made additions to our fleet and other equipment ($0.5 million). We completed three acquisitions for approximately $7.3 million; $5.8 million in cash, and $1.5 million of deferred liability (including $0.6 million of contingent consideration). The gross purchase price was allocated $2.7 million to intangible assets, $1.0 million to goodwill, $3.7 million to fixed assets and $(0.1) million to working capital.

We also deposited $11.5 million of cash into an irrevocable trust to secure certain liabilities for our newly created captive insurance company.

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

Financing Activities

During the three months ended December 31, 2016, we paid distributions of $5.8 million to our Common Unit holders and $0.1 million to our General Partner unit holders (including $0.1 million of incentive distributions as provided in our Partnership Agreement), and repaid $8.7 million of the term loan.

During the three months ended December 31, 2015, we paid distributions of $5.4 million to our Common Unit holders and $0.1 million to our General Partner unit holders (including $0.09 million of incentive distributions as provided in our Partnership Agreement).

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of December 31, 2016 ($37.3 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and repaid from subsequent seasonal reductions in inventory and accounts receivable. As of December 31, 2016, we had no borrowings under our revolving credit facility and $49.6 million in letters of credit were outstanding, primarily for current and future insurance reserves.

Under the terms of the third amended and restated credit agreement, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the maximum facility size and a fixed charge coverage ratio of not less than 1.1. We must also maintain a senior secured leverage ratio that at any time cannot be more than 3.0 as calculated during the quarters ending June or September, and at any time no more than 4.5 as calculated during the quarters ending December or March. As of December 31, 2016, Availability, as defined in the credit agreement, was $197.1 million and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for the remainder of fiscal 2017 are estimated to be approximately $6.5 to $7.5 million, excluding the capital requirements for leased fleet. In addition, we plan to invest an additional $3.0 million in our propane operations. Distributions for the balance of fiscal 2017, at the current quarterly level of $0.1025 per unit, would result in an aggregate of approximately $17.2 million to Common Unit holders, $0.4 million to our general partner (including $0.3 million of incentive distribution as provided for in our Partnership Agreement) and $0.3 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the general partner. Under the terms of our credit facility, our term loan is repayable in quarterly payments of $2.5 million, and depending on our fiscal 2017 results, we may be required to make an additional payment (see Note 9 — Long-Term Debt and Bank Facility Borrowings). In addition, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

Contractual Obligations and Off-Balance Sheet Arrangements

There has been no material change to Contractual Obligations and Off-Balance Sheet Arrangements since our September 30, 2016 Form 10-K disclosure and therefore, the table has not been included in this Form 10-Q.

Recent Accounting Pronouncements

The following new accounting standards were recently adopted by the Partnership, and are more fully described in Note 2. Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements, of the consolidated financial statements:

•	ASU No. 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs

•	ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments

•	ASU No. 2016-18, Statement of Cash Flow (Topic 230): Restricted cash

The following new accounting standards are currently being evaluated by the Partnership, and are more fully described in Note 2. Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements, of the consolidated financial statements:

•	ASU No. 2014-09, Revenue from Contracts with Customers

•	ASU No. 2015-11, Simplifying the Measurement of Inventory

•	ASU No. 2016-02, Leases

•	ASU No. 2016-13, Financial Instruments – Credit Losses

•	ASU No. 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At December 31, 2016, we had outstanding borrowings totaling $83.8 million, which are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $0.5 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at December 31, 2016, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $17.3 million to a fair market value of $28.4 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $8.8 million to a fair market value $2.3 million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

                The General Partner’s chief executive officer and its chief financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2016. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2016 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in Internal Control over Financial Reporting

No change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

c) Other

The General Partner and the Partnership believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Partnership have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of our general partner have concluded, as of December 31, 2016, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

Item 1A.

Risk Factors

In addition to the other information set forth in this Report, investors should carefully review and consider the information regarding certain factors which could materially affect our business, results of operations, financial condition and cash flows set forth in Part I Item 1A. “Risk Factors” in our Fiscal 2016 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6.

Exhibits

(a)	Exhibits Included Within:

31.1	Certification of Chief Executive Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Star Gas Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary Kestrel Heat LLC (Principal Financial Officer)	February 1, 2017

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller Kestrel Heat LLC (Principal Accounting Officer)	February 1, 2017