Form 10-Q
period 2017-03-31
STAR GAS PARTNERS LP
filed 2017-05-03
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At April 30, 2017, the registrant had 55,887,832 Common Units outstanding.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
(in thousands)	2017	2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$52,895	$139,188
Receivables, net of allowance of $6,137 and $4,419, respectively	188,594	78,650
Inventories	45,516	45,894
Fair asset value of derivative instruments	—	3,987
Prepaid expenses and other current assets	26,951	27,139

Total current assets	313,956	294,858

Property and equipment, net	75,010	70,410
Goodwill	213,881	212,760
Intangibles, net	93,752	97,656
Deferred tax assets, net	—	5,353
Restricted cash	250	—
Investments (1)	11,552	—
Deferred charges and other assets, net	9,946	11,074

Total assets	$718,347	$692,111

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$30,627	$25,690
Fair liability value of derivative instruments	1,754	2,285
Current maturities of long-term debt	10,000	16,200
Accrued expenses and other current liabilities	138,509	103,855
Unearned service contract revenue	58,929	56,971
Customer credit balances	31,646	84,921

Total current liabilities	271,465	289,922

Long-term debt	70,567	75,441
Deferred tax liabilities, net	2,200	—
Other long-term liabilities	25,728	25,255
Partners’ capital
Common unitholders	368,955	322,771
General partner	(440)	(516)
Accumulated other comprehensive loss, net of taxes	(20,128)	(20,762)

Total partners’ capital	348,387	301,493

Total liabilities and partners’ capital	$718,347	$692,111

(1)	See Note 2 - Investments

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands, except per unit data - unaudited)	2017	2016	2017	2016
Sales:
Product	$475,485	$404,340	$791,776	$657,290
Installations and services	56,567	57,685	124,394	123,790

Total sales	532,052	462,025	916,170	781,080
Cost and expenses:
Cost of product	288,941	219,864	488,534	369,966
Cost of installations and services	58,426	58,858	124,913	121,770
(Increase) decrease in the fair value of derivative instruments	12,442	(14,324)	3,891	(8,788)
Delivery and branch expenses	92,214	90,509	173,347	154,703
Depreciation and amortization expenses	6,726	6,725	13,287	13,491
General and administrative expenses	5,556	5,088	11,909	11,508
Finance charge income	(1,285)	(1,014)	(1,980)	(1,535)

Operating income	69,032	96,319	102,269	119,965
Interest expense, net	(1,712)	(1,891)	(3,499)	(3,750)
Amortization of debt issuance costs	(324)	(315)	(636)	(627)

Income before income taxes	66,996	94,113	98,134	115,588
Income tax expense	27,292	38,904	40,155	48,321

Net income	$39,704	$55,209	$57,979	$67,267
General Partner’s interest in net income	233	313	338	381

Limited Partners’ interest in net income	$39,471	$54,896	$57,641	$66,886

Basic and diluted income per Limited Partner Unit (1):	$0.59	$0.79	$0.87	$0.98

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	55,888	57,242	55,888	57,262

(1) See Note 13 Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands - unaudited)	2017	2016	2017	2016
Net income	$39,704	$55,209	$57,979	$67,267
Other comprehensive income:
Unrealized gain on pension plan obligation (1)	532	648	1,066	1,296
Tax effect of unrealized gain on pension plan	(216)	(268)	(432)	(535)

Total other comprehensive income	316	380	634	761

Total comprehensive income	$40,020	$55,589	$58,613	$68,028

(1) This item is included in the computation of net periodic pension cost.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2016	55,888	326	$322,771	$(516)	$(20,762)	$301,493
Net income	—	—	57,641	338	—	57,979
Unrealized gain on pension plan obligation	—	—	—	—	1,066	1,066
Tax effect of unrealized gain on pension plan	—	—	—	—	(432)	(432)
Distributions	—	—	(11,457)	(262)	—	(11,719)

Balance as of March 31, 2017 (unaudited)	55,888	326	$368,955	$(440)	$(20,128)	$348,387

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
(in thousands - unaudited)	2017	2016
Cash flows provided by (used in) operating activities:
Net income	$57,979	$67,267
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	3,891	(8,788)
Depreciation and amortization	13,923	14,118
Provision (recovery) for losses on accounts receivable	1,525	(448)
Change in deferred taxes	7,121	8,295
Change in weather hedge contract receivable	—	(12,500)
Changes in operating assets and liabilities:
Increase in receivables	(111,631)	(37,778)
Decrease in inventories	642	10,243
(Increase) decrease in other assets	796	(1,889)
Increase (decrease) in accounts payable	6,797	(1,274)
Decrease in customer credit balances	(53,873)	(15,217)
Increase in other current and long-term liabilities	36,954	52,206

Net cash provided by (used in) operating activities	(35,876)	74,235

Cash flows provided by (used in) investing activities:
Capital expenditures	(7,786)	(5,482)
Proceeds from sales of fixed assets	132	254
Purchase of investments (1)	(11,474)	—
Acquisitions	(7,651)	(7,615)

Net cash used in investing activities	(26,779)	(12,843)

Cash flows used in financing activities:
Term loan repayment	(11,200)	(2,500)
Distributions	(11,719)	(11,102)
Unit repurchases	—	(707)
Customer retainage payments	(409)	(680)
Payments of debt issue costs	(60)	(297)

Net cash used in financing activities	(23,388)	(15,286)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(86,043)	46,106
Cash, cash equivalents, and restricted cash at beginning of period	139,188	100,508

Cash, cash equivalents, and restricted cash at end of period	$53,145	$146,614

(1) See Note 2 - Investments

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

The Partnership is organized as follows:

•	The Partnership is a master limited partnership, which as of March 31, 2017, had outstanding 55.9 million Common Units (NYSE: “SGU”), representing 99.4% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.6% general partner interest in Star Gas Partners. The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•	The Partnership owns 100% of Star Acquisitions, Inc., a Minnesota corporation (“SA”) that owns 100% of Petro Holdings, Inc., a Minnesota corporation (“Petro”) and 100% of Woodbury Insurance Co., Inc., a Connecticut corporation and a captive insurance company formed in July 2016 to insure large deductibles for certain insurance policies carried by Petro. SA and its subsidiaries are subject to Federal and state corporate income taxes. The Partnership’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast, Central and Southeast region retail distributor of home heating oil and propane that as of March 31, 2017, served approximately 441,000 full-service residential and commercial home heating oil and propane customers. Petro also sold diesel fuel, gasoline and home heating oil to approximately 74,000 customers on a delivery only basis. We installed, maintained, and repaired heating and air conditioning equipment and to a lesser extent provided these services outside our customer base including 14,400 service contracts for natural gas and other heating systems. In addition, we provided home security and plumbing to approximately 28,500 customers.

•	Petroleum Heat and Power Co., Inc., a Minnesota corporation (“PH&P”) is a 100% owned subsidiary of the Partnership. PH&P is the borrower and the Partnership is the guarantor of the third amended and restated credit agreement’s $100 million five-year senior secured term loan and the $300 million ($450 million during the heating season of December through April of each year) revolving credit facility, both due July 30, 2020. (See Note 9—Long-Term Debt and Bank Facility Borrowings).

2) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners and its subsidiaries. All material inter-company items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Partnership’s business, the results of operations and cash flows for the six month period ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year.

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

Cash, cash equivalents, and restricted cash

At March 31, 2017, the $53.1 million of cash, cash equivalents, and restricted cash on the condensed consolidated statement of cash flows is composed of $52.9 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

Investments

The investments are held by our captive insurance company in an irrevocable trust as collateral for workers’ compensation and automobile liability claims incurred and expected to be incurred in fiscal 2017. The collateral is required by a third party insurance carrier that insures per claim amounts above a set deductible. Due to the expected timing of claim payments, the nature of the collateral agreement with the carrier, and our captive insurance company’s source of other operating cash, the collateral is not expected to be used to pay obligations within the next twelve months.

Investments are currently comprised of $11.3 million of Level 1 debt securities and $0.3 million of mutual funds measured at net asset value.

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

For fiscal years 2016, 2017 and 2018, the Partnership has weather hedge contracts with Swiss Re under which the Partnership is entitled to receive a payment of $35,000 per heating degree-day shortfall, when the accumulated number of heating degree-days in the entire hedge period is less than approximately 92.5% of the ten year average, the Payment Threshold as defined in the contract. The hedge covers the five month period from November 1, through March 31, taken as a whole, for each respective fiscal year. The ultimate amount due to the Partnership (if any) is based on the entire five month accumulated calculation for the hedge period and has a maximum payout of $12.5 million for each respective fiscal year. In accordance with ASC 815-45-15, as of December 31, 2015, the Partnership recorded a credit of $12.5 million under this contract that reduced delivery and branch expenses. No credit was recorded as of March 31, 2017.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of March 31, 2017, we had $0.2 million and $17.4 million balances included in the captions accrued expenses and other current liabilities and other long-term liabilities, respectively, on our condensed consolidated balance sheet representing the remaining balance of the NETTI Fund withdrawal liability. Based on the borrowing rates currently available to the Partnership for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of March 31, 2017 was $21.7 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB has also issued several updates to ASU 2014-09. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2019, with early adoption permitted beginning in the first quarter of fiscal 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership is in the process of evaluating the effect that ASU 2014-09 will have on its revenue streams, consolidated financial statements and related disclosures. The Partnership has not yet selected a transition method, nor does it intend to early adopt.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The update requires all leases with a term greater than twelve months to be recognized on the balance sheet by calculating the discounted present value of such leases and accounting for them through a right-of-use asset and an offsetting lease liability, and the disclosure of key information pertaining to leasing arrangements. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2020, with early adoption permitted. The Partnership does not intend to early adopt. The Partnership is continuing to evaluate the effect that ASU No. 2016-02 could have on its consolidated financial statements and related disclosures, but has not yet selected a transition method. The new guidance will materially change how we account for operating leases for office space, trucks and other equipment. Upon adoption, we expect to recognize discounted right-of-use assets and offsetting lease liabilities related to our operating leases of office space, trucks and other equipment. As of March 31, 2017, the undiscounted future minimum lease payments through 2032 for such operating leases are approximately $118.9 million, but what the range of reasonable discount rates will be at the time of adoption and what amount of leasing activity is expected between March 31, 2017, and the date of adoption, are currently unknown. For this reason we are unable to estimate the discounted right-of-use assets and lease liabilities as of the date of adoption.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2019, with early adoption permitted. The Partnership has not determined the timing of adoption, but does not expect ASU 2017-01 to have a material impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 230): Simplifying the test for goodwill impairment. The update simplifies how an entity is required to test goodwill for impairment. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but not exceed the total amount of goodwill allocated to the reporting unit. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2021, with early adoption permitted. The Partnership has not determined the timing of adoption, but does not expect ASU 2017-04 to have a material impact on its consolidated financial statements and related disclosures.

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

Under the Partnership’s third amended and restated credit agreement dated July 30, 2015, in order to repurchase Common Units we must maintain Availability (as defined in the amended and restated credit agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is in effect) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase. The Partnership was in compliance with this covenant as of March 31, 2017.

The following table shows repurchases under Plan III.

(in thousands, except per unit amounts) Period	Total Number of Units Purchased (a)	Average Price Paid per Unit (b)	Maximum Number of Units that May Yet Be Purchased
Plan III - Number of units authorized			4,894
Private transaction - Number of units authorized			2,450

			7,344

Plan III - Fiscal years 2012 to 2016 total ( c)	5,137	$5.78	2,207

Plan III - First quarter fiscal year 2017 total	—	$—	2,207

Plan III - Second quarter fiscal year 2017 total	—	$—	2,207

(a)	Units were repurchased as part of a publicly announced program, except as noted in a private transaction.
(b)	Amounts include repurchase costs.
(c)	Includes 2.45 million common units acquired in a private transaction.

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

As of March 31, 2017, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Partnership held the following derivative instruments that settle in future months to match anticipated sales: 8.0 million gallons of swap contracts, 2.1 million gallons of call options, 5.1 million gallons of put options, and 52.1 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of March 31, 2017, had 0.3 million gallons of long swap contracts, 33.6 million gallons of long future contracts, and 47.6 million gallons of short future contracts that settle in future months. In addition to the previously described hedging instruments, the Partnership as of March 31, 2017, had 1.0 million gallons of spread contracts (simultaneous long and short positions) to lock-in the differential between high sulfur home heating oil and ultra low sulfur diesel. To hedge its internal fuel usage and other related activities for fiscal 2017, the Partnership, as of March 31, 2017, had 1.4 million gallons of swap contracts that settle in future months.

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

The Partnership’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Munich Re Trading LLC, Regions Financial Corporation, Societe Generale, and Wells Fargo Bank, N.A. The Partnership assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Partnership generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At March 31, 2017, the aggregate cash posted as collateral in the normal course of business at counterparties was $1.0 million, which was recorded in prepaid expenses and other current assets. Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of March 31, 2017, $3.3 million of hedge positions were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at March 31, 2017
Commodity contracts	Fair asset and fair liability value of derivative instruments	$5,877	$—	$5,877
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net and other long-term liabilities balances	765	—	765

Commodity contract assets at March 31, 2017		$6,642	$—	$6,642

Liability Derivatives at March 31, 2017
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(7,631)	$—	$(7,631)
Commodity contracts	Cash collateral	—	—	—
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities balances	(801)	—	(801)

Commodity contract liabilities at March 31, 2017		$(8,432)	$—	$(8,432)

Asset Derivatives at September 30, 2016
Commodity contracts	Fair asset and fair liability value of derivative instruments	$11,692	$—	$11,692
Commodity contracts	Long-term derivative assets included in the other long-term liabilities balance	1,369	481	888

Commodity contract assets at September 30, 2016		$13,061	$481	$12,580

Liability Derivatives at September 30, 2016
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(9,990)	$(1,603)	$(8,387)
Commodity contracts	Cash collateral	—	—	—
Commodity contracts	Long-term derivative liabilities included in the other long-term liabilities balance	(565)	(484)	(81)

Commodity contract liabilities at September 30, 2016		$(10,555)	$(2,087)	$(8,468)

The Partnership’s derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$—	$—	$—	$—	$—	$—
Long-term derivative assets included in deferred charges and other assets, net	160	(132)	28	—	—	28
Fair liability value of derivative instruments	5,877	(7,631)	(1,754)	—	—	(1,754)
Long-term derivative liabilities included in other long-term liabilities, net	605	(669)	(64)			(64)

Total at March 31, 2017	$6,642	$(8,432)	$(1,790)	$—	$—	$(1,790)

Fair asset value of derivative instruments	$7,716	$(3,729)	$3,987	$—	$—	$3,987
Long-term derivative assets included in other long-term assets, net	888	(81)	807	—	—	807
Fair liability value of derivative instruments	3,976	(6,261)	(2,285)	—	—	(2,285)
Long-term derivative liabilities included in other long-term liabilities, net	481	(484)	(3)	—	—	(3)

Total at September 30, 2016	$13,061	$(10,555)	$2,506	$—	$—	$2,506

The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Six Months Ended March 31, 2017	Six Months Ended March 31, 2016
Commodity contracts	Cost of product (a)	$(400)	$12,234	$2,981	$8,801
Commodity contracts	Cost of installations and service (a)	$(432)	$550	$(526)	$776
Commodity contracts	Delivery and branch expenses (a)	$(332)	$565	$(449)	$879
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$12,442	$(14,324)	$3,891	$(8,788)

(a)	Represents realized closed positions and includes the cost of options as they expire.
(b)	Represents the change in value of unrealized open positions and expired options.

5) Inventories

The Partnership’s product inventories are stated at the lower of cost or market computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost or market using the FIFO method. The components of inventory were as follows (in thousands):

	March 31, 2017	September 30, 2016
Product	$24,582	$25,419
Parts and equipment	20,934	20,475

Total inventory	$45,516	$45,894

6) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	March 31, 2017	September 30, 2016
Property and equipment	$193,118	$184,079
Less: accumulated depreciation	118,108	113,669

Property and equipment, net	$75,010	$70,410

7) Business Combinations

Through the second quarter of fiscal 2017, the Partnership acquired two heating oil dealers, a propane dealer and a plumbing service provider for an aggregate purchase price of approximately $9.2 million; $7.7 million in cash and $1.5 million of deferred liability (including $0.6 million of contingent consideration). The gross purchase price was allocated $3.9 million to intangible assets, $1.1 million to goodwill, $4.3 million to fixed assets and $(0.1) million to working capital. The acquired companies’ operating results are included in the Partnership’s consolidated financial statements starting on their respective acquisition dates, and are not material to the Partnership’s financial condition, results of operations, or cash flows.

8) Goodwill and Intangibles, net

Goodwill

A summary of changes in the Partnership’s goodwill is as follows (in thousands):

Balance as of September 30, 2016	$212,760
Fiscal year 2017 business combinations	1,121

Balance as of March 31, 2017	$213,881

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	March 31, 2017			September 30, 2016
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$329,681	$257,469	$72,212	$327,388	$250,427	$76,961
Trade names and other intangibles	28,725	7,185	21,540	27,134	6,439	20,695

Total	$358,406	$264,654	$93,752	$354,522	$256,866	$97,656

Amortization expense for intangible assets was $7.8 million for the six months ended March 31, 2017, compared to $7.6 million for the six months ended March 31, 2016.

9) Long-Term Debt and Bank Facility Borrowings

The Partnership’s debt is as follows	March 31,		September 30,
(in thousands):	2017		2016
	Carrying		Carrying
	Amount	Fair Value (a)	Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$—	$—	$—	$—
Senior Secured Term Loan (b)	80,567	81,300	91,641	92,500

Total debt	$80,567	$81,300	$91,641	$92,500

Total short-term portion of debt	$10,000	$10,000	$16,200	$16,200

Total long-term portion of debt	$70,567	$71,300	$75,441	$76,300

(a)	The face amount of the Partnership’s variable rate long-term debt approximates fair value.
(b)	Carrying amounts are net of unamortized debt issuance costs of $0.7 million as of March 31, 2017, and $0.9 million as of September 30, 2016.

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

The interest rate on the third amended and restated revolving credit facility and the Term Loan is based on a margin over LIBOR or a base rate. At March 31, 2017, the effective interest rate on the Term Loan was approximately 3.92%.

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

At March 31, 2017, $81.3 million of the Term Loan was outstanding, no amount was outstanding under the revolving credit facility, $3.3 million of hedge positions were secured under the credit agreement, and $48.4 million of letters of credit were issued and outstanding. At September 30, 2016, $92.5 million of the Term Loan was outstanding, no amount was outstanding under the revolving credit facility, $0.3 million of hedge positions were secured under the credit agreement, and $50.6 million of letters of credit were issued and outstanding.

At March 31, 2017, availability was $235.6 million, and the Partnership was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio. At September 30, 2016, availability was $163.4 million, and the Partnership was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio.

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

The accompanying financial statements are reported on a fiscal year; however, Star Gas Partners and its corporate subsidiaries file Federal and state income tax returns on a calendar year.

The current and deferred income tax expenses for the three and six months ended March 31, 2017, and 2016, are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2017	2016	2017	2016
Income before income taxes	$66,996	$94,113	$98,134	$115,588
Current tax expense	$24,112	$31,218	$33,034	$40,027
Deferred tax expense	3,180	7,686	7,121	8,294

Total tax expense	$27,292	$38,904	$40,155	$48,321

As of January 1, 2017, Star Acquisitions, Inc., a wholly-owned subsidiary of the Partnership, had an estimated Federal net operating loss carry forward (“NOLs”) of approximately $1.6 million. The Federal NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income but are also subject to annual limitations of between $1.0 million and $2.2 million.

At March 31, 2017, we did not have unrecognized income tax benefits.

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

11) Supplemental Disclosure of Cash Flow Information

	Six Months Ended
	March 31,
(in thousands)	2017	2016
Cash paid during the period for:
Income taxes, net	$3,862	$2,507
Interest	$4,224	$3,310
Non-cash operating activities:
Increase in interest expense—amortization of deferred charges on senior secured term loan	$137	$144

12) Commitments and Contingencies

On February 18, 2016, a civil action was filed in the United States District Court, District of New Jersey, entitled M. Norman Donnenfeld v. Petro Home Services, Petro Holdings Inc. and Petro, Inc., Civil Action Number 2:16-cv-00882 JMV-JBC, against Petro Home Services which is a brand name, Petro Holdings Inc. and Petro, Inc. Plaintiff alleges he did not receive expected contractual benefits under his protected price plan contract when oil prices fell and asserts various claims for relief including breach of contract, violation of the New York General Business Law and fraud. The Plaintiff also seeks to have a class certified of all customers of the defendants in the United States who entered into protected price plan contracts and were denied the same contractual benefits and to be appointed to represent them. No class has yet been certified in this action. The Plaintiff seeks compensatory, punitive and other damages in unspecified amounts. On May 9, 2016, the Partnership filed a motion to dismiss the complaint for lack of personal jurisdiction and failure to state a claim for relief and to strike the class action allegations. On March 24, 2017, the motion to dismiss the complaint was granted, for failure to state a claim and for lack of personal jurisdiction but Plaintiff was given 30 days to attempt to replead.

Instead of filing an amended complaint, on April 18, 2017, Plaintiff commenced a new putative class action in the United States District Court for the Eastern District of New York, entitled M. Norman Donnenfeld v. Petro, Inc., Civil Action Number 2:17-cv-02310-JFB-SIL. The new complaint names Petro, Inc. d/b/a Petro Home Services as the sole defendant. The allegations and claims in the new complaint are substantially similar to those in the prior complaint filed in the District of New Jersey. The Partnership believes the allegations lack merit and intends to vigorously defend the action; at this time we cannot assess the potential outcome or materiality of this matter.

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

The Partnership maintains insurance policies with insurers in amounts and with coverages and deductibles we believe are reasonable and prudent. However, the Partnership cannot assure that this insurance will be adequate to protect it from all material expenses related to current and potential future claims, legal proceedings and litigation, including the above mentioned action, as certain types of claims may be excluded from our insurance coverage. If we incur substantial liability and the damages are not covered by insurance, or are in excess of policy limits, or if we incur liability at a time when we are not able to obtain liability insurance, then our business, results of operations and financial condition could be materially adversely affected.

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

The following presents the net income allocation and per unit data using this method for the periods presented:

	Three Months Ended		Six Months Ended
Basic and Diluted Earnings Per Limited Partner:	March 31,		March 31,
(in thousands, except per unit data)	2017	2016	2017	2016
Net income	$39,704	$55,209	$57,979	$67,267
Less General Partner’s interest in net income	233	313	338	381

Net income available to limited partners	39,471	54,896	57,641	66,886
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	6,607	9,617	9,115	10,960

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$32,864	$45,279	$48,526	$55,926

Per unit data:
Basic and diluted net income available to limited partners	$0.71	$0.96	$1.03	$1.17
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	0.12	0.17	0.16	0.19

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$0.59	$0.79	$0.87	$0.98

Weighted average number of Limited Partner units outstanding	55,888	57,242	55,888	57,262

14) Subsequent Events

Quarterly Distribution Declared

In April 2017, we declared a quarterly distribution of $0.11 per unit, or $0.44 per unit on an annualized basis, on all Common Units with respect to the second quarter of fiscal 2017, payable on May 8, 2017, to holders of record on April 28, 2017. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to Common Unit holders and 10% to the General Partner unit holders (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $6.1 million will be paid to the Common Unit holders, $0.2 million to the General Partner unit holders (including $0.1 million of incentive distribution as provided in our Partnership Agreement) and $0.1 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

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

Degree Days

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

Every ten years, the National Oceanic and Atmospheric Administration (“NOAA”) computes and publishes average meteorological quantities, including the average temperature for the last 30 years by geographical location, and the corresponding degree days. The latest and most widely used data covers the years from 1981 to 2010. Our calculations of “normal” weather are based on these published 30 year averages for heating degree days, weighted by volume for the locations where we have existing operations.

Home Heating Oil Price Volatility

Volatility, which is reflected in the wholesale price of home heating oil, has a larger impact on our business when prices rise, as consumer price sensitivity to heating costs increases, often leading to increased gross customer losses. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces. The price of home heating oil is closely linked to the price refiners pay for crude oil, which is the principal cost component of home heating oil. The volatility in the wholesale cost of home heating oil, as measured by the New York Mercantile Exchange (“NYMEX”), for the fiscal years ending September 30, 2013, through 2017, on a quarterly basis, is illustrated in the following chart (price per gallon):

	Fiscal 2017(1)		Fiscal 2016(1)		Fiscal 2015(1)		Fiscal 2014(1)		Fiscal 2013 (1)
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$1.39	$1.70	$1.08	$1.61	$1.85	$2.66	$2.84	$3.12	$2.90	$3.26
March 31	1.49	1.70	0.87	1.26	1.62	2.30	2.89	3.28	2.86	3.24
June 30	—	—	1.08	1.57	1.68	2.02	2.85	3.05	2.74	3.09
September 30	—	—	1.26	1.53	1.38	1.84	2.65	2.98	2.87	3.21

(1)	Beginning April 1, 2013, the NYMEX contract specifications were changed from high sulfur home heating oil to ultra low sulfur diesel. Ultra low sulfur diesel is similar in composition to ultra low sulfur home heating oil.

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

The Partnership has entered into weather hedge contracts for the fiscal years 2016, 2017 and 2018, with Swiss Re under which Star is entitled to receive a payment of $35,000 per heating degree-day shortfall if the total number of heating degree-days within the hedge period is less than approximately 92.5% of the ten year average (the “Payment Threshold”). The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year and has a maximum payout of $12.5 million for each fiscal year. During the first quarter of fiscal 2016, the Partnership recorded a credit of $12.5 million under this contract that reduced delivery and branch expenses. This amount was subsequently collected in April 2016. The Partnership did not realize any benefit under its weather hedge contract for the six months ended March 31, 2017.

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

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2017	$27,225	$28,039
2018	24,948	23,232
2019	22,721	19,234
2020	19,374	16,184
2021	14,893	13,982
2022	11,667	12,353

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2017			2016			2015
			Net Gains / (Attrition)			Net Gains / (Attrition)			Net Gains / (Attrition)
	Gross Customer			Gross Customer			Gross Customer
	Gains	Losses		Gains	Losses		Gains	Losses
First Quarter	24,300	19,100	5,200	22,800	24,200	(1,400)	27,400	23,100	4,300
Second Quarter	13,200	16,400	(3,200)	13,700	19,300	(5,600)	16,000	18,200	(2,200)
Third Quarter	—	—	—	7,400	14,100	(6,700)	7,400	14,000	(6,600)
Fourth Quarter	—	—	—	11,400	21,200	(9,800)	13,900	17,900	(4,000)

Total	37,500	35,500	2,000	55,300	78,800	(23,500)	64,700	73,200	(8,500)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2017			2016			2015
			Net Gains / (Attrition)			Net Gains / (Attrition)			Net Gains / (Attrition)
	Gross Customer			Gross Customer			Gross Customer
	Gains	Losses		Gains	Losses		Gains	Losses
First Quarter	5.6%	4.4%	1.2%	5.0%	5.3%	(0.3%)	6.2%	5.2%	1.0%
Second Quarter	3.0%	3.7%	(0.7%)	3.0%	4.2%	(1.2%)	3.6%	4.1%	(0.5%)
Third Quarter	—%	—%	—%	1.6%	3.1%	(1.5%)	1.7%	3.1%	(1.4%)
Fourth Quarter	—%	—%	—%	2.5%	4.6%	(2.1%)	3.1%	4.0%	(0.9%)

Total	8.6%	8.1%	0.5%	12.1%	17.2%	(5.1%)	14.6%	16.4%	(1.8%)

For the six months ended March 31, 2017, the Partnership gained 2,000 accounts (net), or 0.5%, of our home heating oil and propane customer base, compared to 7,000 accounts lost (net), or (1.5)% of our home heating oil and propane customer base, during the six months ended March 31, 2016. Our gross customer gains were 1,000 higher than the prior year’s comparable period and our gross customer losses were lower by 8,000 accounts. We believe that the increase in gross customer gains and reduction in gross customer losses is due in part to a return to more normal winter weather conditions during the first quarter of fiscal 2017, as customers did not see a need during the prior fiscal year for the higher level of service that we can provide. During the first quarter of fiscal 2017, our net customer attrition improved by 6,600 accounts. In addition, the improvement in both gross customer gains and gross customer losses in the first quarter of fiscal 2017, was partly attributable to our competitive margin initiatives, resulting in per gallon margins for the three months ended December 31, 2016, that were $0.0889 lower than the three months ended December 31, 2015. Our net customer attrition improved by 2,400 accounts in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. While gross customer gains declined by 500 accounts, gross customer losses improved by 2,900 accounts as we continue to focus on customer retention efforts.

For the six months ended March 31, 2017, we estimate that we lost 0.6% of our home heating oil accounts to natural gas conversions versus 0.8% for the six months ended March 31, 2016 and 1.0% for the six months ended March 31, 2015. Losses to natural gas in our footprint for the heating oil industry could be greater or less than the Partnership’s estimates. Conversions to natural gas may continue as it remains less expensive than home heating oil on an equivalent BTU basis.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Partnership and its subsidiaries and should be read in conjunction with the historical financial and operating data and Notes thereto included elsewhere in this Quarterly Report.

Three Months Ended March 31, 2017

Compared to the Three Months Ended March 31, 2016

Volume

For the three months ended March 31, 2017, retail volume of home heating oil and propane sold decreased by 2.9 million gallons, or 1.9%, to 154.2 million gallons, compared to 157.1 million gallons for the three months ended March 31, 2016. For those locations where the Partnership had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended March 31, 2017 were approximately equal to the three months ended March 31, 2016, and 12.6% warmer than normal, as reported by NOAA. For the twelve months ended March 31, 2017, net customer attrition for the base business was 3.5%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended March 31, 2016	157.1
Acquisitions	1.2
Impact of warmer temperatures	(0.2)
Net customer attrition	(5.5)
Other	1.6

Change	(2.9)

Volume - Three months ended March 31, 2017	154.2

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended March 31, 2017, compared to the three months ended March 31, 2016:

	Three Months Ended
Customers	March 31, 2017	March 31, 2016
Residential Variable	42.9%	41.5%
Residential Price-Protected	45.3%	45.8%
Commercial/Industrial	11.8%	12.7%

Total	100.0%	100.0%

Volume of other petroleum products sold decreased by 0.6 million gallons, or 2.1%, to 26.5 million gallons for the three months ended March 31, 2017, compared to 27.1 million gallons for the three months ended March 31, 2016, due largely to a decrease in diesel sales.

Product Sales

For the three months ended March 31, 2017, product sales increased $71.2 million, or 17.6%, to $475.5 million, compared to $404.3 million for the three months ended March 31, 2016, as the impact of an increase in wholesale product costs of $0.4053 per gallon, or 34.0%, was greater than the decline in total volume of 1.9%.

Installations and Services

For the three months ended March 31, 2017, installation and service sales decreased $1.1 million, or 1.9%, to $56.6 million, compared to $57.7 million for the three months ended March 31, 2016, as the impact of price increases and acquisitions was more than offset by the lost revenue associated with net customer attrition of 3.5% for the twelve months ended March 31, 2017 and other factors.

Cost of Product

For the three months ended March 31, 2017, cost of product increased $69.0 million, or 31.4%, to $288.9 million, compared to $219.9 million for the three months ended March 31, 2016, as a $0.4053 per gallon, or 34.0%, increase in wholesale product cost was greater than the 1.9% decrease in total volume.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended March 31, 2017 increased by $0.0371 per gallon, or 3.3%, to $1.1613 per gallon, from $1.1242 per gallon during the three months ended March 31, 2016. Going forward, the Partnership cannot guarantee that the per-gallon margins achieved during the three months ended March 31, 2017 are sustainable. Product sales and cost of product include home heating oil, propane, other petroleum products, and liquidated damages billings.

	Three Months Ended
	March 31, 2017		March 31, 2016
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	154.2		157.1

Sales	$425.1	$2.7567	$365.8	$2.3280
Cost	$246.0	$1.5954	$189.2	$1.2038

Gross Profit	$179.1	$1.1613	$176.6	$1.1242

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	26.5		27.1

Sales	$50.4	$1.9020	$38.5	$1.4243
Cost	$42.9	$1.6204	$30.7	$1.1346

Gross Profit	$7.5	$0.2817	$7.8	$0.2896

Total Product	Amount (in millions)	Amount (in millions)
Sales	$475.5	$404.3
Cost	$288.9	$219.9

Gross Profit	$186.6	$184.5

For the three months ended March 31, 2017, total product gross profit was $186.6 million, $2.1 million higher than the three months ended March 31, 2016, as the impact of higher home heating oil and propane margins ($5.8 million) was reduced by lower home heating oil volume ($3.3 million) and lower gross profit from petroleum products ($0.4 million).

Cost of Installations and Services

Installation costs for the three months ended March 31, 2017 decreased $0.3 million, or 1.5%, to $16.1 million, compared to $16.4 million in installation costs for the three months ended March 31, 2016. Installation costs as a percentage of installation sales for the three months ended March 31, 2017 and the three months ended March 31, 2016 were 86.7% and 86.8%, respectively.

Service expenses decreased to $42.2 million, or 111.5% of service sales, for the three months ended March 31, 2017, versus $42.4 million, or 109.5% of service sales, for the three months ended March 31, 2016. We experienced a combined loss from service and installations of $1.9 million for the three months ended March 31, 2017, compared to a combined loss of $1.2 million for the three months ended March 31, 2016. Management views service and installations on a combined basis because many overhead functions and direct expenses, such as service technician time, cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended March 31, 2017, the change in the fair value of derivative instruments resulted in a $12.4 million charge due to a decrease in the market value for unexpired hedges (a $6.6 million charge) and the expiration of certain hedged positions (a $5.8 million charge).

During the three months ended March 31, 2016, the change in the fair value of derivative instruments resulted in a $14.3 million credit due to an increase in the market value for unexpired hedges (a $4.0 million credit) and the expiration of certain hedged positions (a $10.3 million credit).

Delivery and Branch Expenses

For the three months ended March 31, 2017, delivery and branch expenses increased $1.7 million, or 1.9%, to $92.2 million, compared to $90.5 million for the three months ended March 31, 2016, largely due to an increase in spending of $2.3 million relating to certain marketing and customer feedback initiatives.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $6.7 million for both the three months ended March 31, 2017, and March 31, 2016.

General and Administrative Expenses

For the three months ended March 31, 2017, general and administrative expenses increased $0.5 million, to $5.6 million, compared to $5.1 million for the three months ended March 31, 2016 largely due to wage increases, additional staffing and other expense increases.

Finance Charge Income

For the three months ended March 31, 2017, finance charge income increased by $0.3 million, or 26.8%, to $1.3 million compared to $1.0 million for the three months ended March 31, 2016. The increase in the wholesale cost of product led to higher product sales and thus an increase in accounts receivable balances subject to a finance charge.

Interest Expense, Net

For the three months ended March 31, 2017, interest expense decreased $0.2 million, or 9.5%, to $1.7 million compared to $1.9 million for the three months ended March 31, 2016 due to a reduction in long-term debt of $16.2 million and an increase in interest income earned on cash balances.

Amortization of Debt Issuance Costs

For the three months ended March 31, 2017, and March 31, 2016, amortization of debt issuance costs was $0.3 million.

Income Tax Expense

For the three months ended March 31, 2017, income tax expense decreased by $11.6 million to $27.3 million, from $38.9 million for the three months ended March 31, 2016, primarily due to a decrease in income before income taxes of $27.1 million. The Partnership’s effective income tax rate was 40.7 % for the three months ended March 31, 2017, compared to 41.3% for the three months ended March 31, 2016.

Net Income

For the three months ended March 31, 2017, net income decreased $15.5 million, or 28.1%, to $39.7 million, from $55.2 million for the three months ended March 31, 2016, due to a decrease in pretax profit of $27.1 million which was reduced by a decline in income tax expense of $11.6 million.

Adjusted EBITDA

For the three months ended March 31, 2017, Adjusted EBITDA decreased by $0.5 million, or 0.6%, to $88.2 million as the decline in home heating oil and propane volume, increase in the gross profit loss from services and installations and increases in certain operating expenses more than offset the impact of higher home heating oil and propane margins and acquisitions.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but each provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net income	$39,704	$55,209
Plus:
Income tax expense	27,292	38,904
Amortization of debt issuance cost	324	315
Interest expense, net	1,712	1,891
Depreciation and amortization	6,726	6,725

EBITDA	75,758	103,044
(Increase) / decrease in the fair value of derivative instruments	12,442	(14,324)

Adjusted EBITDA	88,200	88,720

Add / (subtract)
Income tax expense	(27,292)	(38,904)
Interest expense, net	(1,712)	(1,891)
Provision for losses on accounts receivable	1,494	188
Increase in accounts receivables	(34,786)	(15,515)
Decrease in inventories	16,890	19,307
Decrease in customer credit balances	(31,068)	(25,644)
Change in deferred taxes	3,180	7,686
Change in other operating assets and liabilities	14,724	37,089

Net cash provided by operating activities	$29,630	$71,036

Net cash used in investing activities	$(4,983)	$(2,045)

Net cash used in financing activities	$(8,828)	$(9,267)

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, multiemployer pension plan withdrawal charge, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products, without regard to financing methods and capital structure;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

This method of calculating Adjusted EBITDA may not be consistent with that of other companies, and EBITDA and Adjusted EBITDA both have limitations as analytical tools and so should not be viewed in isolation but in conjunction with measurements that are computed in accordance with GAAP. Some of the limitations of EBITDA and Adjusted EBITDA are:

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

Six Months Ended March 31, 2017

Compared to the Six Months Ended March 31, 2016

Volume

For the six months ended March 31, 2017, retail volume of home heating oil and propane sold increased by 16.5 million gallons, or 7.0%, to 253.7 million gallons, compared to 237.2 million gallons for the six months ended March 31, 2016. For those locations where the Partnership had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the six months ended March 31, 2017 were 11.3% colder than the six months ended March 31, 2016 and 11.9% warmer than normal, as reported by NOAA. For the twelve months ended March 31, 2017, net customer attrition for the base business was 3.5%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Six months ended March 31, 2016	237.2
Acquisitions	1.9
Impact of colder temperatures	26.1
Net customer attrition	(9.3)
Other	(2.2)

Change	16.5

Volume - Six months ended March 31, 2017	253.7

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers, and commercial/industrial/other customers for the six months ended March 31, 2017 compared to the six months ended March 31, 2016:

	Six Months Ended
Customers	March 31, 2017	March 31, 2016
Residential Variable	43.0%	40.8%
Residential Price-Protected	44.8%	46.4%
Commercial/Industrial	12.2%	12.8%

Total	100.0%	100.0%

Volume of other petroleum products sold increased by 1.6 million gallons, or 2.9%, to 55.9 million gallons for the six months ended March 31, 2017, compared to 54.4 million gallons for the six months ended March 31, 2016, due to a weather driven increase in wholesale sales, and acquisitions.

Product Sales

For the six months ended March 31, 2017, product sales increased $134.5 million, or 20.5%, to $791.8 million, compared to $657.3 million for the six months ended March 31, 2016, due to an increase in wholesale product costs of $0.3088 per gallon, or 24.3%, and an increase in total volume sold of 6.2%.

Installations and Services

For the six months ended March 31, 2017, installation and service sales increased $0.6 million, or 0.5%, to $124.4 million, compared to $123.8 million for the six months ended March 31, 2016, largely due to acquisitions.

Cost of Product

For the six months ended March 31, 2017, cost of product increased $118.5 million, or 32.1%, to $488.5 million, compared to $370.0 million for the six months ended March 31, 2016, due to a $0.3088 per gallon, or 24.3%, increase in wholesale product cost and an increase in total volume of 6.2%.

Gross Profit — Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the six months ended March 31, 2017 decreased by $0.0092 per gallon, or 0.8%, to $1.1344 per gallon, from $1.1436 per gallon during the six months ended March 31, 2016. Going forward, the Partnership cannot guarantee that the per gallon margins achieved during the six months ended March 31, 2017, are sustainable. Product sales and cost of product include home heating oil, propane, other petroleum products, and liquidated damages billings.

	Six Months Ended
	March 31, 2017		March 31, 2016
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	253.7		237.2

Sales	$687.4	$2.7093	$572.1	$2.4121
Cost	$399.6	$1.5749	$300.9	$1.2685

Gross Profit	$287.8	$1.1344	$271.2	$1.1436

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	55.9		54.4

Sales	$104.3	$1.8658	$85.2	$1.5663
Cost	$88.9	$1.5905	$69.1	$1.2706

Gross Profit	$15.4	$0.2753	$16.1	$0.2957

Total Product	Amount (in millions)	Amount (in millions)
Sales	$791.8	$657.3
Cost	$488.5	$370.0

Gross Profit	$303.2	$287.3

For the six months ended March 31, 2017, total product gross profit was $303.2 million, $15.9 million more than for the six months ended March 31, 2016, as the impact of higher home heating oil and propane volume ($18.9 million) was reduced by a slight decline in home heating oil and propane margins ($2.3 million) and lower gross profit from other petroleum products ($0.7 million).

Cost of Installations and Services

Total installation costs for the six months ended March 31, 2017, decreased by $0.2 million, or 0.3%, to $38.5 million, compared to $38.7 million in installation costs for the six months ended March 31, 2016. Installation costs as a percentage of installation sales for the six months ended March 31, 2017 and the six months ended March 31, 2016 were 83.4% and 83.9%, respectively.

Service expenses increased by $3.3 million, or 3.9% to $86.4 million for the six months ended March 31, 2017, or 110.5% of service sales, versus $83.1 million, or 107.0% of service sales, for the six months ended March 31, 2016. This increase reflects the impact of 33% colder temperatures during the first quarter of fiscal 2017 and the corresponding increase in customer service requirements. We experienced a combined loss from service and installation of $0.6 million for the six months ended March 31, 2017 compared to a combined gross profit of $2.0 million for the six months ended March 31, 2016. Management views service and installations on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the six months ended March 31, 2017, the change in the fair value of derivative instruments resulted in a $3.9 million charge due to a decrease in the market value for unexpired hedges (a $2.8 million charge) and the expiration of certain hedged positions (a $1.1 million charge).

During the six months ended March 31, 2016, the change in the fair value of derivative instruments resulted in an $8.8 million credit due to a decrease in the market value for unexpired hedges (a $3.0 million charge) and the expiration of certain hedged positions (a $11.8 million credit).

Delivery and Branch Expenses

For the six months ended March 31, 2017, delivery and branch expenses increased $18.6 million, or 12.1%, to $173.3 million, compared to $154.7 million for the six months ended March 31, 2016, due to higher delivery expense of $2.8 million, or 5.4%, tied to the weather related increase in home heating oil and propane volume of 7.0%, an increase in spending of $3.4 million relating to certain marketing and customer service initiatives, and the absence of a $12.5 million credit as was recorded in the first quarter of 2016 under the Partnership’s weather hedge contract.

Depreciation and Amortization

For the six months ended March 31, 2017, depreciation and amortization expense decreased by $0.2 million, or 1.5%, to $13.3 million, compared to $13.5 million for the six months ended March 31, 2016.

General and Administrative Expenses

For the six months ended March 31, 2017, general and administrative expenses increased $0.4 million, to $11.9 million, from $11.5 million for the six months ended March 31, 2016, primarily due to normal wage increases, additional staffing and other expenses.

Finance Charge Income

For the six months ended March 31, 2017, finance charge income increased by $0.5 million, or 29.0%, to $2.0 million compared to $1.5 million for the six months ended March 31, 2016. The increase in the wholesale cost of product and in volume led to higher product sales and thus an increase in accounts receivable balances subject to a finance charge.

Interest Expense, Net

For the six months ended March 31, 2017, interest expense decreased $0.3 million, or 6.7%, to $3.5 million compared to $3.8 million for the six months ended March 31, 2016 due to a reduction in long-term debt of $16.2 million and an increase in interest income earned on cash balances.

Amortization of Debt Issuance Costs

For the six months ended March 31, 2017, amortization of debt issuance costs was unchanged at $0.6 million versus the six months ended March 31, 2016.

Income Tax Expense

For the six months ended March 31, 2017, the Partnership’s income tax expense decreased by $8.1 million to $40.2 million, from $48.3 million for the six months ended March 31, 2016, primarily due to a decrease in income before income taxes of $17.5 million. The Partnership’s effective income tax rate was 40.9% for the six months ended March 31, 2017, compared to 41.8% for the six months ended March 31, 2016.

Net Income

For the six months ended March 31, 2017, net income decreased $9.3 million, or 13.8%, to $58.0 million, from $67.3 million for the six months ended March 31, 2016, due to a decrease in pretax profit of $17.5 million, somewhat offset by a decline in income tax expense of $8.2 million.

Adjusted EBITDA

For the six months ended March 31, 2017, Adjusted EBITDA decreased by $5.2 million, or 4.2%, to $119.4 million as the impact of higher home heating oil and propane volume was more than offset by the absence of a $12.5 million credit as was recorded in the first quarter of 2016 under the Partnership’s weather hedge contract, higher marketing and customer service costs, lower services and installations gross profit, and slightly lower home heating oil and propane margins.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but each provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Six Months Ended March 31,
(in thousands)	2017	2016
Net income	$57,979	$67,267
Plus:
Income tax expense	40,155	48,321
Amortization of debt issuance cost	636	627
Interest expense, net	3,499	3,750
Depreciation and amortization	13,287	13,491

EBITDA	115,556	133,456
(Increase) / decrease in the fair value of derivative instruments	3,891	(8,788)

Adjusted EBITDA	119,447	124,668

Add / (subtract)
Income tax expense	(40,155)	(48,321)
Interest expense, net	(3,499)	(3,750)
Provision (recovery) for losses on accounts receivable	1,525	(448)
Increase in accounts receivables	(111,631)	(37,778)
Decrease in inventories	642	10,243
Decrease in customer credit balances	(53,873)	(15,217)
Change in deferred taxes	7,121	8,295
Increase in weather hedge contract receivable	—	(12,500)
Change in other operating assets and liabilities	44,547	49,043

Net cash provided by (used in) operating activities	$(35,876)	$74,235

Net cash used in investing activities	$(26,779)	$(12,843)

Net cash used in financing activities	$(23,388)	$(15,286)

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, multiemployer pension plan withdrawal charge, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products, without regard to financing methods and capital structure;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

This method of calculating Adjusted EBITDA may not be consistent with that of other companies, and EBITDA and Adjusted EBITDA both have limitations as analytical tools and so should not be viewed in isolation but in conjunction with measurements that are computed in accordance with GAAP. Some of the limitations of EBITDA and Adjusted EBITDA are:

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

During the six months ended March 31, 2017, the Partnership used $35.9 million in operating activities, compared to $74.2 million of cash provided by operating activities during the six months ended March 31, 2016, a variance of $110.1 million year-over-year. This reflects a $16.5 million increase in cash generated from operations and increased accounts payable of $8.1 million, reduced by an unfavorable change in accounts receivable of $112.5 million (including customer credit balances), increased product purchases of $9.6 million and the timing of cash used to fund income taxes, and other cash payments of $12.6 million. The impact of colder weather and an increase in per gallon product costs drove an increase in accounts receivable, increased product purchases and an increase in accounts payable.

Investing Activities

Our capital expenditures for the six months ended March 31, 2017 totaled $7.8 million, as we invested in computer hardware and software ($2.8 million), refurbished certain physical plants ($1.7 million), expanded our propane operations ($1.6 million) and made additions to our fleet and other equipment ($1.7 million). We completed four acquisitions for approximately $9.2 million; $7.7 million in cash, and $1.5 million of deferred liability (including $0.6 million of contingent consideration). The gross purchase price was allocated $3.9 million to intangible assets, $1.1 million to goodwill, $4.3 million to fixed assets and $(0.1) million to working capital.

We also deposited $11.5 million into an irrevocable trust to secure certain liabilities for our newly created captive insurance company.

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

Financing Activities

During the six months ended March 31, 2017, we paid distributions of $11.4 million to our Common Unit holders and $0.3 million to our General Partner unit holders (including $0.2 million of incentive distributions as provided in our Partnership Agreement) and repaid $11.2 million of our term loan.

During the six months ended March 31, 2016, we paid distributions of $10.9 million to our Common Unit holders and $0.22 million to our General Partner unit holders (including $0.18 million of incentive distributions as provided in our Partnership Agreement) and repaid $2.5 million of our term loan.

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions, and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation, and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of March 31, 2017 ($52.9 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and repaid from subsequent seasonal reductions in inventory and accounts receivable. As of March 31, 2017, we had no borrowings under our revolving credit facility and $48.4 million in letters of credit were outstanding, primarily for current and future insurance reserves. Our ability to borrow was reduced by $3.3 million to secure hedges with the bank group.

Under the terms of the third amended and restated credit agreement, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the maximum facility size and a fixed charge coverage ratio of not less than 1.1. We must also maintain a senior secured leverage ratio that at any time cannot be more than 3.0 as calculated during the quarters ending June or September, and at any time no more than 4.5 as calculated during the quarters ending December or March. As of March 31, 2017, Availability, as defined in the credit agreement, was $235.6 million and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for the remainder of fiscal 2017 are estimated to be approximately $4.4 million, excluding the capital requirements for leased fleet. In addition, we plan to invest an additional $1.1 million in our propane operations. Distributions for the balance of fiscal 2017, at the current quarterly level of $0.11 per unit, would result in an aggregate of approximately $12.3 million to Common Unit holders, $0.3 million to our general partner (including $0.2 million of incentive distribution as provided for in our Partnership Agreement), and $0.2 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the general partner. Under the terms of our credit facility, our term loan is repayable in quarterly payments of $2.5 million, and depending on our fiscal 2017 results, we may be required to make an additional payment—(see Note 9 — Long-Term Debt and Bank Facility Borrowings). In addition, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

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

The following new accounting standards are currently being evaluated by the Partnership, and are more fully described in Note 2. Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements, of the consolidated financial statements:

•	ASU No. 2014-09, Revenue from Contracts with Customers

•	ASU No. 2015-11, Simplifying the Measurement of Inventory

•	ASU No. 2016-02, Leases

•	ASU No. 2016-13, Financial Instruments – Credit Losses

•	ASU No. 2016-15, Statement of Cash Flow

•	ASU No. 2017-01, Business Combinations, Clarifying the definition of a business

•	ASU No. 2017-04, Intangibles – Goodwill and Other, Simplifying the test for goodwill impairment

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At March 31, 2017, we had outstanding borrowings totaling $81.3 million, which are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $0.5 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at March 31, 2017, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $5.9 million to a fair market value of $4.1 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $3.5 million to a negative fair market value $5.3 million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and its chief financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2017, at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in Internal Control over Financial Reporting

No change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

c) Other

The General Partner and the Partnership believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Partnership have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of our general partner have concluded, as of March  31, 2017, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

On February 18, 2016, a civil action was filed in the United States District Court, District of New Jersey, entitled M. Norman Donnenfeld v. Petro Home Services, Petro Holdings Inc. and Petro, Inc., Civil Action Number 2:16-cv-00882 JMV-JBC, against Petro Home Services which is a brand name, Petro Holdings Inc. and Petro, Inc. Plaintiff alleges he did not receive expected contractual benefits under his protected price plan contract when oil prices fell and asserts various claims for relief including breach of contract, violation of the New York General Business Law and fraud. The Plaintiff also seeks to have a class certified of all customers of the defendants in the United States who entered into protected price plan contracts and were denied the same contractual benefits and to be appointed to represent them. No class has yet been certified in this action. The Plaintiff seeks compensatory, punitive and other damages in unspecified amounts. On May 9, 2016, the Partnership filed a motion to dismiss the complaint for lack of personal jurisdiction and failure to state a claim for relief and to strike the class action allegations. On March 24, 2017, the motion to dismiss the complaint was granted, for failure to state a claim and for lack of personal jurisdiction but Plaintiff was given 30 days to attempt to replead.

Instead of filing an amended complaint, on April 18, 2017, Plaintiff commenced a new putative class action in the United States District Court for the Eastern District of New York, entitled M. Norman Donnenfeld v. Petro, Inc., Civil Action Number 2:17-cv-02310-JFB-SIL. The new complaint names Petro, Inc. d/b/a Petro Home Services as the sole defendant. The allegations and claims in the new complaint are substantially similar to those in the prior complaint filed in the District of New Jersey. The Partnership believes the allegations lack merit and intends to vigorously defend the action; at this time we cannot assess the potential outcome or materiality of this matter.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6.

Exhibits

(a)	Exhibits Included Within:

31.1	Certification of Chief Executive Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Star Gas Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date
/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary Kestrel Heat LLC (Principal Financial Officer)	May 3, 2017

Signature	Title	Date
/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller Kestrel Heat LLC (Principal Accounting Officer)	May 3, 2017