Form 10-Q
period 2017-06-30
STAR GAS PARTNERS LP
filed 2017-07-31
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

At July 31, 2017, the registrant had 55,887,832 Common Units outstanding.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
(in thousands)	2017	2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$94,574	$139,188
Receivables, net of allowance of $6,577 and $4,419, respectively	116,646	78,650
Inventories	42,422	45,894
Fair asset value of derivative instruments	—	3,987
Prepaid expenses and other current assets	24,409	27,139

Total current assets	278,051	294,858

Property and equipment, net	74,491	70,410
Goodwill	215,262	212,760
Intangibles, net	94,520	97,656
Deferred tax assets, net	255	5,353
Restricted cash	250	—
Investments (1)	11,686	—
Deferred charges and other assets, net	9,782	11,074

Total assets	$684,297	$692,111

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$20,354	$25,690
Fair liability value of derivative instruments	4,760	2,285
Current maturities of long-term debt	10,000	16,200
Accrued expenses and other current liabilities	130,776	103,855
Unearned service contract revenue	55,759	56,971
Customer credit balances	40,340	84,921

Total current liabilities	261,989	289,922

Long-term debt	68,155	75,441
Other long-term liabilities	25,082	25,255

Partners’ capital
Common unitholders	349,554	322,771
General partner	(672)	(516)
Accumulated other comprehensive loss, net of taxes	(19,811)	(20,762)

Total partners’ capital	329,071	301,493

Total liabilities and partners’ capital	$684,297	$692,111

(1)	See Note 2 – Investments

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands, except per unit data - unaudited)	2017	2016	2017	2016
Sales:
Product	$158,531	$156,229	$950,307	$813,519
Installations and services	67,270	61,965	191,664	185,755

Total sales	225,801	218,194	1,141,971	999,274
Cost and expenses:
Cost of product	104,268	103,568	592,802	473,534
Cost of installations and services	58,224	53,272	183,137	175,042
(Increase) decrease in the fair value of derivative instruments	3,135	(11,283)	7,026	(20,071)
Delivery and branch expenses	67,640	64,052	240,987	218,755
Depreciation and amortization expenses	7,418	6,468	20,705	19,959
General and administrative expenses	6,235	6,017	18,144	17,525
Finance charge income	(1,308)	(945)	(3,288)	(2,480)

Operating income (loss)	(19,811)	(2,955)	82,458	117,010
Interest expense, net	(1,619)	(1,731)	(5,118)	(5,481)
Amortization of debt issuance costs	(336)	(307)	(972)	(934)

Income (loss) before income taxes	(21,766)	(4,993)	76,368	110,595
Income tax expense (benefit)	(8,434)	(1,755)	31,721	46,566

Net income (loss)	$(13,332)	$(3,238)	$44,647	$64,029
General Partner’s interest in net income (loss)	(79)	(19)	259	362

Limited Partners’ interest in net income (loss)	$(13,253)	$(3,219)	$44,388	$63,667

Basic and diluted income (loss) per Limited Partner Unit (1):	$(0.24)	$(0.06)	$0.70	$0.95

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	55,888	57,188	55,888	57,237

(1)	See Note 13 Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands - unaudited)	2017	2016	2017	2016
Net income (loss):	$(13,332)	$(3,238)	$44,647	$64,029

Other comprehensive income:
Unrealized gain on pension plan obligation (1)	532	647	1,598	1,943
Tax effect of unrealized gain on pension plan	(215)	(267)	(647)	(802)

Total other comprehensive income	317	380	951	1,141

Total comprehensive income (loss)	$(13,015)	$(2,858)	$45,598	$65,170

(1)	This item is included in the computation of net periodic pension cost.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2016	55,888	326	$322,771	$(516)	$(20,762)	$301,493

Net income	—	—	44,388	259	—	44,647
Unrealized gain on pension plan obligation	—	—	—	—	1,598	1,598
Tax effect of unrealized gain on pension plan	—	—	—	—	(647)	(647)
Distributions	—	—	(17,605)	(415)	—	(18,020)

Balance as of June 30, 2017	55,888	326	$349,554	$(672)	$(19,811)	$329,071

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
(in thousands - unaudited)	2017	2016
Cash flows provided by (used in) operating activities:
Net income	$44,647	$64,029

Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	7,026	(20,071)
Depreciation and amortization	21,677	20,893
Provision (recovery) for losses on accounts receivable	2,261	(140)
Change in deferred taxes	4,451	13,299
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(40,524)	647
Decrease in inventories	3,761	13,402
Decrease in other assets	3,443	968
Decrease in accounts payable	(3,468)	(2,173)
Decrease in customer credit balances	(45,757)	(2,026)
Increase in other current and long-term liabilities	25,693	21,357

Net cash provided by operating activities	23,210	110,185

Cash flows provided by (used in) investing activities:
Capital expenditures	(9,348)	(7,230)
Proceeds from sales of fixed assets	171	303
Purchase of investments (1)	(11,538)	—
Acquisitions	(14,504)	(8,829)

Net cash used in investing activities	(35,219)	(15,756)

Cash flows used in financing activities:
Term loan repayment	(13,700)	(5,000)
Distributions	(18,020)	(17,097)
Unit repurchases	—	(707)
Customer retainage payments	(575)	(680)
Payments of debt issuance costs	(60)	(297)

Net cash used in financing activities	(32,355)	(23,781)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(44,364)	70,648
Cash, cash equivalents, and restricted cash at beginning of period	139,188	100,508

Cash, cash equivalents, and restricted cash at end of period	$94,824	$171,156

(1)	See Note 2 – Investments

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

The Partnership is organized as follows:

•	The Partnership is a master limited partnership, which as of June 30, 2017, had outstanding 55.9 million Common Units (NYSE: “SGU”), representing 99.4% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.6% general partner interest in Star Gas Partners. The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “General Partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•	The Partnership owns 100% of Star Acquisitions, Inc., a Minnesota corporation (“SA”) that owns 100% of Petro Holdings, Inc., a Minnesota corporation (“Petro”) and 100% of Woodbury Insurance Co., Inc., a Connecticut captive insurance corporation formed in July 2016 to insure large deductibles for certain insurance policies carried by Petro. SA and its subsidiaries are subject to Federal and state corporate income taxes. The Partnership’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast, Central and Southeast region retail distributor of home heating oil and propane that as of June 30, 2017, served approximately 441,000 full-service residential and commercial home heating oil and propane customers. Petro also sold diesel fuel, gasoline and home heating oil to approximately 73,000 customers on a delivery only basis. We installed, maintained, and repaired heating and air conditioning equipment and to a lesser extent provided these services outside our customer base including 14,900 service contracts for natural gas and other heating systems. In addition, we provided home security and plumbing to approximately 29,100 customers.

•	Petroleum Heat and Power Co., Inc., a Minnesota corporation (“PH&P”) is a 100% owned subsidiary of the Partnership. PH&P is the borrower and the Partnership is the guarantor of the third amended and restated credit agreement’s $100 million five-year senior secured term loan and the $300 million ($450 million during the heating season of December through April of each year) revolving credit facility, both due July 30, 2020. (See Note 9—Long-Term Debt and Bank Facility Borrowings).

2) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners and its subsidiaries. All material inter-company items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Partnership’s business, the results of operations and cash flows for the nine month period ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year.

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

Cash, cash equivalents, and restricted cash

At June 30, 2017, the $94.8 million of cash, cash equivalents, and restricted cash on the condensed consolidated statement of cash flows is composed of $94.6 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

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

Investments are currently comprised of $10.3 million of Level 1 debt securities and $1.4 million of mutual funds measured at net asset value.

Weather Hedge Contract

To partially mitigate the effect of weather on cash flows, the Partnership has used weather hedge contracts for a number of years. Weather hedge contracts are recorded in accordance with the intrinsic value method defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-45-15 Derivatives and Hedging, Weather Derivatives (EITF 99-2). The premium paid is included in the caption prepaid expenses and other current assets in the accompanying balance sheets and amortized over the life of the contract, with the intrinsic value method applied at each interim period.

For fiscal years 2016 and 2017, the Partnership had weather hedge contracts that cover the five month period from November 1, through March 31, taken as a whole, for each respective fiscal year. The ultimate amount due to the Partnership (if any) was based on the entire five month accumulated calculation for the hedge period and had a maximum payout of $12.5 million for each respective fiscal year. In accordance with ASC 815-45-15, as of December 31, 2015, the Partnership recorded a credit of $12.5 million during fiscal 2016 under this contract that reduced delivery and branch expenses. No credit was recorded during the nine months ended June 30, 2017.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of June 30, 2017, we had $0.2 million and $17.4 million balances included in the captions accrued expenses and other current liabilities and other long-term liabilities, respectively, on our condensed consolidated balance sheet representing the remaining balance of the NETTI Fund withdrawal liability. Based on the borrowing rates currently available to the Partnership for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of June 30, 2017 was $22.2 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The Partnership retrospectively adopted the ASU effective December 31, 2016. As a result of the adoption, certain prior year balances (September 30, 2016) changed to conform to the current year presentation as follows: deferred charges and other assets, net decreased from $11.9 million to $11.1 million and long-term debt decreased from $76.3 million to $75.4 million.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The update requires all leases with a term greater than twelve months to be recognized on the balance sheet by calculating the discounted present value of such leases and accounting for them through a right-of-use asset and an offsetting lease liability, and the disclosure of key information pertaining to leasing arrangements. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2020, with early adoption permitted. The Partnership does not intend to early adopt. The Partnership is continuing to evaluate the effect that ASU No. 2016-02 could have on its consolidated financial statements and related disclosures, but has not yet selected a transition method. The new guidance will materially change how we account for operating leases for office space, trucks and other equipment. Upon adoption, we expect to recognize discounted right-of-use assets and offsetting lease liabilities related to our operating leases of office space, trucks and other equipment. As of June 30, 2017, the undiscounted future minimum lease payments through 2032 for such operating leases are approximately $131.8 million, but what the range of reasonable discount rates will be at the time of adoption and what amount of leasing activity is expected between June 30, 2017, and the date of adoption, are currently unknown. For this reason we are unable to estimate the discounted right-of-use assets and lease liabilities as of the date of adoption.

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

Under the Partnership’s third amended and restated credit agreement dated July 30, 2015, in order to repurchase Common Units we must maintain Availability (as defined in the amended and restated credit agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is in effect) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase. The Partnership was in compliance with this covenant as of June 30, 2017.

The following table shows repurchases under Plan III.

(in thousands, except per unit amounts) Period	Total Number of Units Purchased (a)	Average Price Paid per Unit (b)	Maximum Number of Units that May Yet Be Purchased
Plan III - Number of units authorized			4,894
Private transaction - Number of units authorized			2,450

			7,344

Plan III - Fiscal years 2012 to 2016 total (c)	5,137	$5.78	2,207

Plan III - Fiscal year 2017 total	—	$—	2,207

(a)	Units were repurchased as part of a publicly announced program, except as noted in a private transaction.
(b)	Amounts include repurchase costs.
(c)	Includes 2.45 million common units acquired in a private transaction.

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

As of June 30, 2017, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Partnership held the following derivative instruments that settle in future months to match anticipated sales: 9.0 million gallons of swap contracts, 3.6 million gallons of call options, 5.0 million gallons of put options, and 55.0 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Partnership, as of June 30, 2017, had 1.3 million gallons of long swap contracts, 53.3 million gallons of long future contracts, and 67.7 million gallons of short future contracts that settle in future months. In addition to the above, to lock-in the differential between high sulfur home heating oil and ultra low sulfur diesel, the Partnership as of June 30, 2017, had 0.4 million gallons of spread contracts (simultaneous long and short positions). To hedge its internal fuel usage and other related activities for fiscal 2017, the Partnership, as of June 30, 2017, had 6.5 million gallons of swap contracts that settle in future months.

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

The Partnership’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Munich Re Trading LLC, Regions Financial Corporation, Societe Generale, and Wells Fargo Bank, N.A. The Partnership assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Partnership generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At June 30, 2017, the aggregate cash posted as collateral in the normal course of business at counterparties was $0.5 million, which was recorded in prepaid expenses and other current assets. Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of June 30, 2017, $4.9 million of hedge positions were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at June 30, 2017
Commodity contracts	Fair asset and fair liability value of derivative instruments	$8,378	$—	$8,378
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net and other long-term liabilities balances	1,096	—	1,096

Commodity contract assets at June 30, 2017		$9,474	$—	$9,474

Liability Derivatives at June 30, 2017
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(13,138)	$—	$(13,138)
Commodity contracts	Cash collateral	—	—	—
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities balances	(1,232)	—	(1,232)

Commodity contract liabilities at June 30, 2017		$(14,370)	$—	$(14,370)

Asset Derivatives at September 30, 2016
Commodity contracts	Fair asset and fair liability value of derivative instruments	$11,692	$—	$11,692
Commodity contracts	Long-term derivative assets included in the other long-term liabilities balance	1,369	481	888

Commodity contract assets at September 30, 2016		$13,061	$481	$12,580

Liability Derivatives at September 30, 2016
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(9,990)	$(1,603)	$(8,387)
Commodity contracts	Cash collateral	—	—	—
Commodity contracts	Long-term derivative liabilities included in the other long-term liabilities balance	(565)	(484)	(81)

Commodity contract liabilities at September 30, 2016		$(10,555)	$(2,087)	$(8,468)

The Partnership’s derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$—	$—	$—	$—	$—	$—
Long-term derivative assets included in deferred charges and other assets, net	174	(165)	9	—	—	9
Fair liability value of derivative instruments	8,378	(13,138)	(4,760)	—	—	(4,760)
Long-term derivative liabilities included in other long-term liabilities, net	922	(1,067)	(145)			(145)

Total at June 30, 2017	$9,474	$(14,370)	$(4,896)	$—	$—	$(4,896)

Fair asset value of derivative instruments	$7,716	$(3,729)	$3,987	$—	$—	$3,987
Long-term derivative assets included in other long-term assets, net	888	(81)	807	—	—	807
Fair liability value of derivative instruments	3,976	(6,261)	(2,285)	—	—	(2,285)
Long-term derivative liabilities included in other long-term liabilities, net	481	(484)	(3)	—	—	(3)

Total at September 30, 2016	$13,061	$(10,555)	$2,506	$—	$—	$2,506

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016
Commodity contracts	Cost of product (a)	$1,092	$8,177	$4,073	$16,978
Commodity contracts	Cost of installations and service (a)	$—	$72	$(526)	$848
Commodity contracts	Delivery and branch expenses (a)	$27	$150	$(422)	$1,029

Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$3,135	$(11,283)	$7,026	$(20,071)

(a)	Represents realized closed positions and includes the cost of options as they expire.
(b)	Represents the change in value of unrealized open positions and expired options.

5) Inventories

The Partnership’s product inventories are stated at the lower of cost or market computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost or market using the FIFO method. The components of inventory were as follows (in thousands):

	June 30, 2017	September 30, 2016
Product	$21,364	$25,419
Parts and equipment	21,058	20,475

Total inventory	$42,422	$45,894

6) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	June 30, 2017	September 30, 2016
Property and equipment	$195,181	$184,079
Less: accumulated depreciation	120,690	113,669

Property and equipment, net	$74,491	$70,410

7) Business Combinations

Through the third quarter of fiscal 2017, the Partnership acquired three heating oil dealers, a propane dealer and a plumbing service provider for an aggregate purchase price of approximately $16.0 million; $14.5 million in cash and $1.5 million of deferred liabilities (including $0.6 million of contingent consideration). The gross purchase price was allocated $9.3 million to intangible assets, $2.5 million to goodwill, $5.0 million to fixed assets and received credit for a negative working capital position of $0.8 million. The acquired companies’ operating results are included in the Partnership’s consolidated financial statements starting on their respective acquisition dates, and are not material to the Partnership’s financial condition, results of operations, or cash flows.

8) Goodwill and Intangibles, net

Goodwill

A summary of changes in the Partnership’s goodwill is as follows (in thousands):

Balance as of September 30, 2016	$212,760
Fiscal year 2017 business combinations	2,502

Balance as of June 30, 2017	$215,262

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	June 30, 2017			September 30, 2016
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$334,605	$261,017	$73,588	$327,388	$250,427	$76,961
Trade names and other intangibles	29,210	8,278	20,932	27,134	6,439	20,695

Total	$363,815	$269,295	$94,520	$354,522	$256,866	$97,656

Amortization expense for intangible assets was $12.4 million for the nine months ended June 30, 2017, compared to $11.5 million for the nine months ended June 30, 2016.

9) Long-Term Debt and Bank Facility Borrowings

The Partnership’s debt is as follows (in thousands):

	June 30,		September 30,
	2017		2016
	Carrying		Carrying
	Amount	Fair Value (a)	Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$—	$—	$—	$—
Senior Secured Term Loan (b)	$78,155	$78,800	$91,641	$92,500

Total debt	$78,155	$78,800	$91,641	$92,500

Total short-term portion of debt	$10,000	$10,000	$16,200	$16,200

Total long-term portion of debt	$68,155	$68,800	$75,441	$76,300

(a)	The face amount of the Partnership’s variable rate long-term debt approximates fair value.
(b)	Carrying amounts are net of unamortized debt issuance costs of $0.6 million as of June 30, 2017, and $0.9 million as of September 30, 2016.

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

The interest rate on the third amended and restated revolving credit facility and the Term Loan is based on a margin over LIBOR or a base rate. At June 30, 2017, the effective interest rate on the Term Loan was approximately 4.01%.

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

At June 30, 2017, $78.8 million of the Term Loan was outstanding, no amount was outstanding under the revolving credit facility, $4.9 million of hedge positions were secured under the credit agreement, and $48.2 million of letters of credit were issued and outstanding. At September 30, 2016, $92.5 million of the Term Loan was outstanding, no amount was outstanding under the revolving credit facility, $0.3 million of hedge positions were secured under the credit agreement, and $50.6 million of letters of credit were issued and outstanding.

At June 30, 2017, availability was $160.3 million, and the Partnership was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio. At September 30, 2016, availability was $163.4 million, and the Partnership was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio.

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

The current and deferred income tax expenses (benefits) for the three and nine months ended June 30, 2017, and 2016, are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Income (loss) before income taxes	$(21,766)	$(4,993)	$76,368	$110,595

Current tax expense (benefit)	(5,764)	(6,759)	27,270	33,268
Deferred tax expense (benefit)	(2,670)	$5,004	4,451	$13,298

Total tax expense (benefit)	$(8,434)	$(1,755)	$31,721	$46,566

As of January 1, 2017, Star Acquisitions, Inc., a wholly-owned subsidiary of the Partnership, had an estimated Federal net operating loss carry forward (“NOLs”) of approximately $1.6 million. The Federal NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income but are also subject to annual limitations of between $1.0 million and $2.2 million.

At June 30, 2017, we did not have unrecognized income tax benefits.

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

11) Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
	June 30,
(in thousands)	2017	2016
Cash paid during the period for:
Income taxes, net	$4,116	$15,411
Interest	$6,002	$5,082

Non-cash operating activities:
Increase in interest expense—amortization of deferred charges on senior secured term loan	$225	$214

12) Commitments and Contingencies

On February 18, 2016, a civil action was filed in the United States District Court, District of New Jersey, entitled M. Norman Donnenfeld v. Petro Home Services, Petro Holdings Inc. and Petro, Inc., Civil Action Number 2:16-cv-00882 JMV-JBC, against Petro Home Services which is a brand name, Petro Holdings Inc. and Petro, Inc. Plaintiff alleged he did not receive expected contractual benefits under his protected price plan contract when oil prices fell and asserted various claims for relief including breach of contract, violation of the New York General Business Law and fraud. The Plaintiff also sought to have a class certified of all customers of the defendants in the United States who entered into protected price plan contracts and were denied the same contractual benefits and to be appointed to represent them. The Plaintiff sought compensatory, punitive and other damages in unspecified amounts. On May 9, 2016, the Partnership filed a motion to dismiss the complaint for lack of personal jurisdiction and failure to state a claim for relief and to strike the class action allegations. On March 24, 2017, the motion to dismiss the complaint was granted, for failure to state a claim and for lack of personal jurisdiction but Plaintiff was given 30 days to attempt to replead.

Instead of filing an amended complaint, on April 18, 2017, Plaintiff commenced a new putative class action in the United States District Court for the Eastern District of New York, entitled M. Norman Donnenfeld v. Petro, Inc., Civil Action Number 2:17-cv-02310-JFB-SIL. The new complaint names Petro, Inc. d/b/a Petro Home Services as the sole defendant. The allegations and claims in the new complaint are substantially similar to those in the prior complaint filed in the District of New Jersey. No class has yet been certified in this action. The Partnership believes the allegations lack merit and intends to vigorously defend the action; at this time we cannot assess the potential outcome or materiality of this matter.

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

The following presents the net income allocation and per unit data using this method for the periods presented:

	Three Months Ended		Nine Months Ended
Basic and Diluted Earnings Per Limited Partner:	June 30,		June 30,
(in thousands, except per unit data)	2017	2016	2017	2016
Net income (loss)	$(13,332)	$(3,238)	$44,647	$64,029
Less General Partner’s interest in net income	(79)	(19)	259	362

Net income (loss) available to limited partners	(13,253)	(3,219)	44,388	63,667
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	—	—	5,420	9,313

Limited Partner’s interest in net income (loss) under FASB ASC 260-10-45-60	$(13,253)	$(3,219)	$38,968	$54,354

Per unit data:
Basic and diluted net income (loss) available to limited partners	$(0.24)	$(0.06)	$0.79	$1.11

Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	—	—	0.09	0.16

Limited Partner’s interest in net income (loss) under FASB ASC 260-10-45-60	$(0.24)	$(0.06)	$0.70	$0.95

Weighted average number of Limited Partner units outstanding	55,888	57,188	55,888	57,237

14) Subsequent Events

Quarterly Distribution Declared

In July 2017, we declared a quarterly distribution of $0.11 per unit, or $0.44 per unit on an annualized basis, on all Common Units with respect to the second quarter of fiscal 2017, payable on August 8, 2017, to holders of record on July 31, 2017. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to Common Unit holders and 10% to the General Partner unit holders (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $6.1 million will be paid to the Common Unit holders, $0.2 million to the General Partner unit holders (including $0.1 million of incentive distribution as provided in our Partnership Agreement) and $0.1 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

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

	Fiscal 2017		Fiscal 2016		Fiscal 2015		Fiscal 2014		Fiscal 2013 (1)
	Low	High	Low	High	Low	High	Low	High	Low	High
Quarter Ended
December 31	$1.39	$1.70	$1.08	$1.61	$1.85	$2.66	$2.84	$3.12	$2.90	$3.26
March 31	1.49	1.70	0.87	1.26	1.62	2.30	2.89	3.28	2.86	3.24
June 30	1.37	1.65	1.08	1.57	1.68	2.02	2.85	3.05	2.74	3.09
September 30	—	—	1.26	1.53	1.38	1.84	2.65	2.98	2.87	3.21

(1)	Beginning April 1, 2013, the NYMEX contract specifications were changed from high sulfur home heating oil to ultra low sulfur diesel. Ultra low sulfur diesel is similar in composition to ultra low sulfur home heating oil.

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

Weather Hedge Contract

Weather conditions have a significant impact on the demand for home heating oil and propane because customers depend on these products principally for space heating purposes. Actual weather conditions may vary substantially from year to year, significantly affecting the Partnership’s financial performance. To partially mitigate the adverse effect of warm weather on cash flow, we have used weather hedging contracts for a number of years.

The Partnership has weather hedge contracts for fiscal years 2016, 2017, 2018 and 2019 with several providers. Under these contracts, the Partnership is entitled to a payment if the total number of degree days within the hedge period is less than the ten year average. The “payment thresholds,” or strikes, are set at various levels. In addition, for fiscal years 2018 and 2019, the Partnership will be required to make a payment if degree days exceed the ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year. For each fiscal year, the maximum that the Partnership can receive is $12.5 million and for fiscal years 2018 and 2019, the maximum that the Partnership can pay is $5.0 million. During the first quarter of fiscal 2016, the Partnership recorded a credit of $12.5 million under this contract that reduced delivery and branch expenses. This amount was subsequently collected in April 2016. The Partnership did not realize any benefit under its weather hedge contract for the nine months ended June 30, 2017.

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

Estimated Depreciation and Amortization Expense

	Book	Tax
2017	$28,872	$28,592
2018	26,813	24,135
2019	23,816	20,052
2020	20,088	16,863
2021	15,502	14,620
2022	12,216	12,926

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2017			2016			2015
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	24,300	19,100	5,200	22,800	24,200	(1,400)	27,400	23,100	4,300
Second Quarter	13,200	16,400	(3,200)	13,700	19,300	(5,600)	16,000	18,200	(2,200)
Third Quarter	8,000	12,700	(4,700)	7,400	14,100	(6,700)	7,400	14,000	(6,600)
Fourth Quarter	—	—	—	11,400	21,200	(9,800)	13,900	17,900	(4,000)

Total	45,500	48,200	(2,700)	55,300	78,800	(23,500)	64,700	73,200	(8,500)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2017			2016			2015
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	5.6%	4.4%	1.2%	5.0%	5.3%	(0.3%)	6.2%	5.2%	1.0%
Second Quarter	3.0%	3.7%	(0.7%)	3.0%	4.2%	(1.2%)	3.6%	4.1%	(0.5%)
Third Quarter	1.8%	2.9%	(1.1%)	1.6%	3.1%	(1.5%)	1.7%	3.1%	(1.4%)
Fourth Quarter	—%	—%	—%	2.5%	4.6%	(2.1%)	3.1%	4.0%	(0.9%)

Total	10.4%	11.0%	(0.6%)	12.1%	17.2%	(5.1%)	14.6%	16.4%	(1.8%)

For the nine months ended June 30, 2017, the Partnership’s net customer attrition improved by 11,000 accounts as we lost 2,700 accounts (net), or 0.6%, of our home heating oil and propane customer base, compared to 13,700 accounts lost (net), or 3.0% of our home heating oil and propane customer base, during the prior year’s comparable period. (The net customer attrition rate improved by 2.4%.) Our gross customer gains were 1,600 higher than the prior year’s comparable period and more importantly, our gross customer losses were lower by 9,400 accounts. The majority of the improvement in fiscal 2017 (6,600 accounts, net) occurred during the first fiscal quarter due to a return to more normal weather conditions, as we believe that customers did not see a need during the prior fiscal year first quarter (an unusually warm period) for the higher level of service that we can provide, and competitive margin management. During the second and third quarters of fiscal 2017, net customer attrition improved by 4,400 compared to the prior year periods. Gross customer gains were higher by 100 accounts, and gross customer losses improved by 4,300 accounts. We believe that the lower level of gross customer losses is the result of our increased expenditures in the customer experience area and our focus on customer satisfaction and retention efforts.

For the nine months ended June 30, 2017, we estimate that we lost 0.9% of our home heating oil accounts to natural gas conversions versus 1.0% for the nine months ended June 30, 2016 and 1.3% for the nine months ended June 30, 2015. Losses to natural gas in our footprint for the heating oil industry as a whole could be greater or less than the Partnership’s estimates. Conversions to natural gas may continue as it remains less expensive than home heating oil on an equivalent BTU basis.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Partnership and its subsidiaries and should be read in conjunction with the historical financial and operating data and Notes thereto included elsewhere in this Quarterly Report.

Three Months Ended June 30, 2017

Compared to the Three Months Ended June 30, 2016

Volume

For the three months ended June 30, 2017, the retail volume of home heating oil and propane sold decreased by 4.2 million gallons, or 9.4%, to 40.5 million gallons, compared to 44.7 million gallons for the three months ended June 30, 2016. For those locations where the Partnership had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended June 30, 2017 were 19.7% warmer than the three months ended June 30, 2016 and 17.6% warmer than normal, as reported by NOAA. For the twelve months ended June 30, 2017, net customer attrition for the base business was 2.8%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described are included in the chart below under the heading “Other.” While temperatures for the three months ended June 30, 2017 were warmer than the prior year’s comparable quarter, we believe the impact on volume is much less during this springtime period than during the winter heating season. In addition, only a portion of the Partnership’s customer base normally receives a delivery during the third fiscal quarter which mutes the impact of any volume change due to a change in temperatures. An analysis of the change in the retail volume of home heating oil and propane sold, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended June 30, 2016	44.7
Acquisitions	0.8
Impact of warmer temperatures	(9.2)
Net customer attrition	(1.1)
Other	5.3

Change	(4.2)

Volume - Three months ended June 30, 2017	40.5

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended June 30, 2017 compared to the three months ended June 30, 2016:

	Three Months Ended
Customers	June 30, 2017	June 30, 2016
Residential Variable	40.2%	40.4%
Residential Price-Protected	46.9%	47.5%
Commercial/Industrial/Other	12.9%	12.1%

Total	100.0%	100.0%

Volume of other petroleum products sold increased slightly to 27.5 million gallons for the three months ended June 30, 2017, compared to 27.2 million gallons for the three months ended June 30, 2016, as a decline in the base business of 0.3 million gallons, or 1.2%, was more than offset by the impact of acquisitions which contributed 0.6 million gallons.

Product Sales

For the three months ended June 30, 2017, product sales increased $2.3 million, or 1.5%, to $158.5 million, compared to $156.2 million for the three months ended June 30, 2016, as an increase in wholesale product costs of $0.0929 per gallon, or 6.5%, and an increase in per gallon margins more than offset a decline in total volume of 5.4%.

Installations and Services

For the three months ended June 30, 2017, installation and service sales increased $5.3 million, or 8.6%, to $67.3 million, compared to $62.0 million for the three months ended June 30, 2016, primarily due to higher air conditioning installation and service, sales growth in other services and acquisitions.

Cost of Product

For the three months ended June 30, 2017, cost of product increased $0.7 million, or 0.7%, to $104.3 million, compared to $103.6 million for the three months ended June 30, 2016, reflecting a $0.0929 per gallon, or 6.5%, increase in wholesale product costs, somewhat offset by a 5.4% decline in total volume.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. The third quarter of the Partnership’s fiscal year is a non-heating season quarter and thus the per gallon margins realized are not as impactful on the Partnership’s annual results as the per gallon margins realized during the heating season, due to the low volume sold in the third fiscal quarter. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended June 30, 2017 increased by $0.1382 per gallon, to $1.1455 per gallon, from $1.0073 per gallon during the three months ended June 30, 2016. Product sales and cost of product include home heating oil, propane, other petroleum products, and liquidated damages billings.

	Three Months Ended
	June 30, 2017		June 30, 2016
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	40.5		44.7

Sales	$108.1	$2.6665	$109.1	$2.4403
Cost	$61.7	$1.5210	$64.1	$1.4330

Gross Profit	$46.4	$1.1455	$45.1	$1.0073

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	27.5		27.2

Sales	$50.4	$1.8325	$47.1	$1.7288
Cost	$42.6	$1.5483	$39.5	$1.4494

Gross Profit	$7.8	$0.2842	$7.6	$0.2794

Total Product	Amount (in millions)		Amount (in millions)
Sales	$158.5		$156.2
Cost	$104.3		$103.6

Gross Profit	$54.3		$52.7

For the three months ended June 30, 2017, total product gross profit was $54.3 million, which was $1.6 million, or 3.0%, higher than the three months ended June 30 2016 as an increase in home heating oil and propane margins ($5.6 million) and higher gross profit from other petroleum products ($0.2 million) was reduced by a decline in home heating oil and propane volume ($4.2 million).

Cost of Installations and Service

Installation costs for the three months ended June 30, 2017 were $20.2 million, $2.5 million higher than the three months ended June 30, 2016 largely due to higher air conditioning installations. Installation costs as a percentage of installation sales for the three months ended June 30, 2017 and the three months ended June 30, 2016 were 82.0% and 83.2%, respectively.

Service expenses increased $2.4 million, or 6.8%, to $38.0 million for the three months ended June 30, 2017, or 89.2% of service sales, versus $35.5 million, or 87.4% of service sales, for the three months ended June 30, 2016. The increase of $2.4 million was due to the expense needed to support the rise in air conditioning service revenue, higher cost attributable to the growth in other services, expansion of our propane business, training costs for our new service platform as well as normal expense increases. We experienced a combined gross profit from service and installation of $9.0 million for the three months ended June 30, 2017 compared to $8.7 million for the three months ended June 30, 2016. Management views the service and installation department on a combined basis because many overhead functions cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended June 30, 2017, the change in the fair value of derivative instruments resulted in a $3.1 million charge due to a decrease in the market value for unexpired hedges (a $3.8 million charge) and a $0.7 million credit due to the expiration of certain hedged positions.

During the three months ended June 30, 2016, the change in the fair value of derivative instruments resulted in an $11.3 million credit due to an increase in the market value for unexpired hedges (an $11.2 million credit) and a $0.1 million credit due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the three months ended June 30, 2017, delivery and branch expenses increased $3.6 million, or 5.6%, to $67.6 million, compared to $64.1 million for the three months ended June 30, 2016, due to an acquisition-related increase of $0.8 million and higher delivery and branch expenses in the base business of $2.7 million, or 4.2%. The increase in the base business was largely due to additional staffing in the areas of information technology, customer service, operations management, sales and marketing and the costs related to implementing new technology which aggregated $2.2 million. We believe that this expense increase contributed to and positively impacted our net customer attrition.

Depreciation and Amortization

For the three months ended June 30, 2017, depreciation and amortization expense increased by $1.0 million, or 14.7%, to $7.4 million, compared to $6.5 million for the three months ended June 30, 2016 as a result of accelerated amortization of certain tradenames related to rebranding.

General and Administrative Expenses

For the three months ended June 30, 2017, general and administrative expenses increased $0.2 million, to $6.2 million, from $6.0 million for the three months ended June 30, 2016 due to higher legal expenses.

Finance Charge Income

For the three months ended June 30, 2017, finance charge income increased by $0.4 million, or 38.4%, to $1.3 million compared to $0.9 million for the three months ended June 30, 2016. The increase in the wholesale cost of product and in volume during the heating season led to higher product sales and thus an increase in accounts receivable balances subject to a finance charge.

Interest Expense, Net

For the three months ended June 30, 2017, interest expense decreased $0.1 million, or 6.5%, to $1.6 million compared to $1.7 million for the three months ended June 30, 2016 as an increase in income earned in cash balances and a reduction in debt of $16.2 million was largely offset by an increase in long-term borrowing rates.

Amortization of Debt Issuance Costs

For the three months ended June 30, 2017, amortization of debt issuance costs was $0.3 million, unchanged from the three months ended June 30, 2016.

Income Tax Benefit

For the three months ended June 30, 2017, income tax benefit increased by $6.7 million to $8.4 million, from $1.8 million for the three months ended June 30, 2016, primarily due to a decrease in income before income taxes of $16.8 million. The Partnership’s effective income tax rate was 38.7% for the three months ended June 30, 2017, compared to 35.1% for the three months ended June 30, 2016.

Net Loss

For the three months ended June 30, 2017, the Partnership’s net loss increased $10.1 million, or 311.7%, to $13.3 million, from $3.2 million for the three months ended June 30, 2016, largely due to the after-tax impact of the non-cash change in the fair value of derivative instruments.

Adjusted EBITDA Loss

For the three months ended June 30, 2017, the Adjusted EBITDA loss increased by $1.5 million, or 19.2%, to $9.3 million as the decline in home heating oil and propane volume and an increase in certain operating expenses was partially offset by the additional gross profit provided by higher home heating oil and propane margins and an improvement in service and installation profitability.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but each provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended June 30,
(in thousands)	2017	2016
Net loss	$(13,332)	$(3,238)
Plus:
Income tax benefit	(8,434)	(1,755)
Amortization of debt issuance cost	336	307
Interest expense, net	1,619	1,731
Depreciation and amortization	7,418	6,468

EBITDA	(12,393)	3,513

(Increase) / decrease in the fair value of derivative instruments	3,135	(11,283)

Adjusted EBITDA	(9,258)	(7,770)

Add / (subtract)
Income tax benefit	8,434	1,755
Interest expense, net	(1,619)	(1,731)
Provision for losses on accounts receivable	736	308
Decrease in accounts receivables	71,107	38,425
Decrease in inventories	3,119	3,159
Increase in customer credit balances	8,116	13,191
Change in deferred taxes	(2,670)	5,004
Decrease in weather hedge contract receivable	—	12,500
Change in other operating assets and liabilities	(18,879)	(28,891)

Net cash provided by operating activities	$59,086	$35,950

Net cash used in investing activities	$(8,376)	$(2,913)

Net cash used in financing activities	$(8,967)	$(8,495)

a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, multiemployer pension plan withdrawal charge, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks, and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes, or historical cost basis;

•	our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products, without regard to financing methods and capital structure;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

The method of calculating Adjusted EBITDA may not be consistent with that of other companies, and EBITDA and Adjusted EBITDA both have limitations as analytical tools and, as such, should not be viewed in isolation but in conjunction with measurements that are computed in accordance with GAAP. Some of the limitations of EBITDA and Adjusted EBITDA are:

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

Nine Months Ended June 30, 2017

Compared to the Nine Months Ended June 30, 2016

Volume

For the nine months ended June 30, 2017, retail volume of home heating oil and propane sold increased by 12.4 million gallons, or 4.4%, to 294.3 million gallons, compared to 281.9 million gallons for the nine months ended June 30, 2016. For those locations where the Partnership had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the nine months ended June 30, 2017 were 7.0% colder than the nine months ended June 30, 2016 and 12.4% warmer than normal, as reported by NOAA. For the twelve months ended June 30, 2017, net customer attrition for the base business was 2.8%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Nine months ended June 30, 2016	281.9
Acquisitions	2.7
Impact of colder temperatures	18.6
Net customer attrition	(10.0)
Other	1.1

Change	12.4

Volume - Nine months ended June 30, 2017	294.3

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers, and commercial/industrial/other customers for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016:

	Nine Months Ended
Customers	June 30, 2017	June 30, 2016
Residential Variable	42.6%	40.8%
Residential Price-Protected	45.1%	46.6%
Commercial/Industrial/Other	12.3%	12.6%

Total	100.0%	100.0%

Volume of other petroleum products sold increased by 1.8 million gallons, or 2.3%, to 83.4 million gallons for the nine months ended June 30, 2017, compared to 81.6 million gallons for the nine months ended June 30, 2016, due to an increase in the base business of 0.6 million gallons, or 0.7%, and acquisitions which contributed an additional 1.2 million gallons.

Product Sales

For the nine months ended June 30, 2017, product sales increased $136.8 million, or 16.8%, to $950.3 million, compared to $813.5 million for the nine months ended June 30, 2016, reflecting an increase in wholesale product costs of $0.2668 per gallon, or 20.5%, and an increase in total volume of 3.9%.

Installations and Service

For the nine months ended June 30, 2017, installation and service sales increased $5.9 million, or 3.2%, to $191.7 million, compared to $185.8 million for the nine months ended June 30, 2016, largely due to higher air conditioning installation and service, sales growth in other services and acquisitions.

Cost of Product

For the nine months ended June 30, 2017, cost of product increased $119.3 million, or 25.2%, to $592.8 million, compared to $473.5 million for the nine months ended June 30, 2016, due largely to a $0.2668 per gallon, or 20.5%, increase in wholesale product cost and an increase in total volume of 3.9%.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the nine months ended June 30, 2017 increased by $0.0141 per gallon, or 1.3%, to $1.1360 per gallon, from $1.1219 per gallon during the nine months ended June 30, 2016. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Nine Months Ended
	June 30, 2017		June 30, 2016
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	294.3		281.9

Sales	$795.5	$2.7034	$681.3	$2.4166
Cost	$461.3	$1.5674	$365.0	$1.2946

Gross Profit	$334.2	$1.1360	$316.3	$1.1219

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	83.4		81.6

Sales	$154.8	$1.8548	$132.2	$1.6205
Cost	$131.5	$1.5766	$108.6	$1.3296

Gross Profit	$23.3	$0.2782	$23.7	$0.2909

Total Product	Amount (in millions)		Amount (in millions)
Sales	$950.3		$813.5
Cost	$592.8		$473.5

Gross Profit	$357.5		$340.0

For the nine months ended June 30, 2017, total product gross profit was $357.5 million, which was $17.5 million, or 5.2%, more than the nine months ended June 30, 2016, due to an increase in home heating oil and propane volume ($13.8 million) sold at slightly higher margins ($4.1 million), partly offset by a $0.4 million lower gross profit from other petroleum products.

Cost of Installations and Service

Total installation costs for the nine months ended June 30, 2017 increased by $2.4 million, or 4.2%, to $58.8 million, compared to $56.4 million in installation costs for the nine months ended June 30, 2016, largely due to higher air conditioning installations. Installation costs as a percentage of installation sales for the nine months ended June 30, 2017 and the nine months ended June 30, 2016, were 82.9% and 83.7%, respectively.

Service expense increased $5.7 million, or 4.8% to $124.3 million for the nine months ended June 30, 2017, or 103.0% of service sales, versus $118.7 million, or 100.3% of service sales, for the nine months ended June 30, 2016. Service expenses were higher due to the increased need to service our customer base during the first quarter of fiscal 2017 in response to 33.6% colder temperatures versus the first quarter of fiscal 2016 (which was unusually warm). Service expenses also increased due to the cost required to support the rise in air conditioning service revenue, expense attributable to the growth in other services, expansion of our propane business, training costs for our new service platform as well as normal expense increases. We realized a combined gross profit from service and installation of $8.5 million for the nine months ended June 30, 2017 compared to a combined gross profit of $10.7 million for the nine months ended June 30, 2016. The Partnership is currently evaluating its pricing and staffing models for its service offerings in several markets to increase the overall service profitability. Management views the service and installation department on a combined basis because many overhead functions cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the nine months ended June 30, 2017, the change in the fair value of derivative instruments resulted in a $7.0 million charge as a decrease in the market value for unexpired hedges (a $1.5 million charge) added to a $5.5 million charge due to the expiration of certain hedged positions.

During the nine months ended June 30, 2016, the change in the fair value of derivative instruments resulted in a $20.1 million credit due to an increase in the market value for unexpired hedges (a $6.5 million credit) and a $13.6 million credit due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the nine months ended June 30, 2017, delivery and branch expenses increased $22.2 million, or 10.2%, to $241.0 million, compared to $218.8 million for the nine months ended June 30, 2016, due to the absence of a $12.5 million credit as was recorded in the first quarter of 2016 under the Partnership’s weather hedge contract, higher delivery expense of $2.5 million, or 1.3%, due in part to the weather-related increase in home heating oil and propane volume of 4.4%, $1.9 million due to acquisition related increases, and an increase in spending of $5.3 million largely due to additional staffing in the areas of information technology, customer service, operations management, sales and marketing, and the costs related to implementing new technology. We believe that the $5.3 million expense increase contributed to and positively impacted the 11,000 account improvement in net customer attrition.

Depreciation and Amortization

For the nine months ended June 30, 2017, depreciation and amortization expense increased by $0.7 million, or 3.7%, to $20.7 million, compared to $20.0 million for the nine months ended June 30, 2016 as a result of accelerated amortization of certain tradenames related to rebranding.

General and Administrative Expenses

For the nine months ended June 30, 2017, general and administrative expenses increased $0.6 million, to $18.1 million, from $17.5 million for the nine months ended June 30, 2016, primarily due to higher legal and professional expense.

Finance Charge Income

For the nine months ended June 30, 2017, finance charge income increased by $0.8 million, or 32.6%, to $3.3 million compared to $2.5 million for the nine months ended June 30, 2016. The increase in the wholesale cost of product and the increase in volume led to higher product sales and thus an increase in accounts receivable balances subject to a finance charge.

Interest Expense, Net

For the nine months ended June 30, 2017, interest expense decreased $0.4 million, or 6.6%, to $5.1 million compared to $5.5 million for the nine months ended June 30, 2016 as a reduction in debt of $16.2 million and an increase in income earned on cash balances was somewhat offset by an increase in long-term borrowing rates.

Amortization of Debt Issuance Costs

For the nine months ended June 30, 2017, amortization of debt issuance costs was $1.0 million unchanged from the nine months ended June 30, 2016.

Income Tax Expense

For the nine months ended June 30, 2017, the Partnership’s income tax expense decreased by $14.8 million to $31.7 million, from $46.6 million for the nine months ended June 30, 2016, primarily due to a decrease in income before income taxes of $34.2 million. The Partnership’s effective income tax rate was 41.5% for the nine months ended June 30, 2017, compared to 42.1% for the nine months ended June 30, 2016.

Net Income

For the nine months ended June 30, 2017, net income decreased $19.4 million, or 30.3%, to $44.6 million, from $64.0 million for the nine months ended June 30, 2016 largely due to the after tax impact of the non cash change in the fair value of derivative instruments.

Adjusted EBITDA

For the nine months ended June 30, 2017, Adjusted EBITDA decreased by $6.7 million, or 5.7%, to $110.2 million as the impact of higher home heating oil and propane volume and slightly higher home heating oil and propane margins were more than offset by the absence of a $12.5 million credit that was recorded in the first quarter of 2016 under the Partnership’s weather hedge contract, lower services and installations gross profit and additional staffing in the areas of information technology, customer service, operations management and sales and marketing.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but each provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Nine Months Ended June 30,
(in thousands)	2017	2016
Net income	$44,647	$64,029
Plus:
Income tax expense	31,721	46,566
Amortization of debt issuance cost	972	934
Interest expense, net	5,118	5,481
Depreciation and amortization	20,705	19,959

EBITDA	103,163	136,969

(Increase) / decrease in the fair value of derivative instruments	7,026	(20,071)

Adjusted EBITDA	110,189	116,898

Add / (subtract)
Income tax expense	(31,721)	(46,566)
Interest expense, net	(5,118)	(5,481)
Provision (recovery) for losses on accounts receivable	2,261	(140)
(Increase) decrease in accounts receivables	(40,524)	647
Decrease in inventories	3,761	13,402
Decrease in customer credit balances	(45,757)	(2,026)
Change in deferred taxes	4,451	13,299
Change in other operating assets and liabilities	25,668	20,152

Net cash provided by operating activities	$23,210	$110,185

Net cash used in investing activities	$(35,219)	$(15,756)

Net cash used in financing activities	$(32,355)	$(23,781)

•	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, multiemployer pension plan withdrawal charge, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products, without regard to financing methods and capital structure;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

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

During the nine months ended June 30, 2017, cash provided by operating activities decreased by $87.0 million to $23.2 million, when compared to $110.2 million of cash provided by operating activities during the nine months ended June 30, 2016, as an unfavorable change in cash relating to accounts receivable of $84.9 million (including customer credit balances), and an increase in the cash used to purchase inventory of $9.6 million was reduced by an increase of $2.1 million in cash generated from operations and the timing of cash used to fund accounts payable, income taxes, and other cash payments of $5.4 million. The impact of colder weather and an increase in per gallon product cost drove increases in accounts receivable and product purchases and resulted in a much greater but expected use of cash.

Investing Activities

Our capital expenditures for the nine months ended June 30, 2017 totaled $9.3 million, as we invested in computer hardware and software ($3.0 million), refurbished certain physical plants ($2.0 million), expanded our propane operations ($2.0 million) and made additions to our fleet and other equipment ($2.3 million). We also completed five acquisitions for $16.0 million; $14.5 million in cash and $1.5 million of deferred liabilities (including $0.6 million of contingent consideration). The gross purchase price was allocated $9.3 million to intangible assets, $2.5 million to goodwill and $5.0 million to fixed assets and received credit for a negative working capital position of $0.8 million.

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

Financing Activities

During the nine months ended June 30, 2017, we paid distributions of $17.6 million to our Common Unit holders and $0.4 million to our General Partner unit holders (including $0.3 million of incentive distributions as provided in our Partnership Agreement) and repaid $13.7 million of our term loan.

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

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions, and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation, and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of June 30, 2017 ($94.6 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and repaid from subsequent seasonal reductions in inventory and accounts receivable. As of June 30, 2017, we had no borrowings under our revolving credit facility and $48.2 million in letters of credit were outstanding, primarily for current and future insurance reserves. Our ability to borrow was reduced by $4.9 million to secure hedges with the bank group.

Under the terms of the third amended and restated credit agreement, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the maximum facility size and a fixed charge coverage ratio of not less than 1.1. We must also maintain a senior secured leverage ratio that at any time cannot be more than 3.0 as calculated during the quarters ending June or September, and at any time no more than 4.5 as calculated during the quarters ending December or March. As of June 30, 2017, Availability, as defined in the credit agreement, was $160.3 million and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for the remainder of fiscal 2017 are estimated to be approximately $1.2 million, excluding the capital requirements for leased fleet. In addition, we plan to invest an additional $0.5 million in our propane operations and make a $1.0 million pension contribution. Distributions for the balance of fiscal 2017, at the current quarterly level of $0.11 per unit, would result in an aggregate of approximately $6.1 million to Common Unit holders, $0.2 million to our General Partner (including $0.1 million of incentive distribution as provided for in our Partnership Agreement), and $0.1 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. Under the terms of our credit facility, our term loan is repayable in quarterly payments of $2.5 million, and depending on our fiscal 2017 results, we may be required to make an additional payment. (see Note 9-Long-Term Debt and Bank Facility Borrowings). In addition, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

Contractual Obligations and Off-Balance Sheet Arrangements

There has been no material change to Contractual Obligations and Off-Balance Sheet Arrangements since our September 30, 2016 Form 10-K disclosure and therefore, the table has not been included in this Form 10-Q.

Recent Accounting Pronouncements

The following new accounting standards were recently adopted by the Partnership, and are more fully described in Note 2 - Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements, of the consolidated financial statements:

•	ASU No. 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs

•	ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments

•	ASU No. 2016-18, Statement of Cash Flow (Topic 230): Restricted cash

The following new accounting standards are currently being evaluated by the Partnership, and are more fully described in Note 2 - Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements, of the consolidated financial statements:

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

At June 30, 2017, we had outstanding borrowings totaling $78.8 million, which are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $0.5 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at June 30, 2017, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $4.0 million to a negative fair market value of $1.2 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $3.4 million to a negative fair market value of $8.7 million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and its chief financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2017, at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in Internal Control over Financial Reporting

No change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

c) Other

The General Partner and the Partnership believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Partnership have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of our General Partner have concluded, as of June  30, 2017, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

On February 18, 2016, a civil action was filed in the United States District Court, District of New Jersey, entitled M. Norman Donnenfeld v. Petro Home Services, Petro Holdings Inc. and Petro, Inc., Civil Action Number 2:16-cv-00882 JMV-JBC, against Petro Home Services which is a brand name, Petro Holdings Inc. and Petro, Inc. Plaintiff alleged he did not receive expected contractual benefits under his protected price plan contract when oil prices fell and asserted various claims for relief including breach of contract, violation of the New York General Business Law and fraud. The Plaintiff also sought to have a class certified of all customers of the defendants in the United States who entered into protected price plan contracts and were denied the same contractual benefits and to be appointed to represent them. The Plaintiff sought compensatory, punitive and other damages in unspecified amounts. On May 9, 2016, the Partnership filed a motion to dismiss the complaint for lack of personal jurisdiction and failure to state a claim for relief and to strike the class action allegations. On March 24, 2017, the motion to dismiss the complaint was granted, for failure to state a claim and for lack of personal jurisdiction but Plaintiff was given 30 days to attempt to replead.

Instead of filing an amended complaint, on April 18, 2017, Plaintiff commenced a new putative class action in the United States District Court for the Eastern District of New York, entitled M. Norman Donnenfeld v. Petro, Inc., Civil Action Number 2:17-cv-02310-JFB-SIL. The new complaint names Petro, Inc. d/b/a Petro Home Services as the sole defendant. The allegations and claims in the new complaint are substantially similar to those in the prior complaint filed in the District of New Jersey. No class has yet been certified in this action. The Partnership believes the allegations lack merit and intends to vigorously defend the action; at this time we cannot assess the potential outcome or materiality of this matter.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6.

Exhibits

(a)	Exhibits Included Within:

31.1	Certification of Chief Executive Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Star Gas Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary Kestrel Heat LLC (Principal Financial Officer)	July 31, 2017

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller Kestrel Heat LLC (Principal Accounting Officer)	July 31, 2017