Form 10-K
period 2017-09-30
STAR GROUP LP
filed 2017-12-06
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-14129

STAR GROUP, L.P.

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

The aggregate market value of the registrant’s common units held by non-affiliates on March 31, 2017 was approximately $409,476,507.

As of November 30, 2017, the registrant had 55,887,832 common units outstanding.

Documents Incorporated by Reference: None

STAR GROUP, L.P.

2017 FORM 10-K ANNUAL REPORT

PART I

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on our financial performance, the price and supply of the products that we sell, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, general economic conditions and new technology. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the heading “Risk Factors” and “Business Strategy.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

ITEM 1.	BUSINESS

Structure

Star Group, L.P. (“Star” the “Company,” “we,” “us,” or “our”) is a home heating oil and propane distributor and services provider with one reportable operating segment that principally provides heating related services to residential and commercial customers. At a special meeting of unitholders held on October 25, 2017, our unitholders voted in favor of proposals to have the Company elect to be treated as a corporation, instead of a partnership, for federal income tax purposes (commonly referred to as a “check-the-box election”), along with amendments to our partnership agreement to effect such changes in income tax classification, in each case effective November 1, 2017. In addition, the Company changed its name, effective October 25, 2017, from “Star Gas Partners, L.P.” to “Star Group, L.P.” to more closely align our name with the scope of our product and service offerings. For tax years after December 31, 2017, unitholders will receive a Form 1099-DIV and will not receive a Schedule K-1 as in previous tax years. Our legal structure will remain a Delaware limited partnership and the distribution provisions under our limited partnership agreement, including the incentive distribution structure will remain unchanged. As of November 30, 2017, we had outstanding 55.9 million common partner units (NYSE: “SGU”) representing a 99.4% limited partner interest in Star, and 0.3 million general partner units, representing a 0.6% general partner interest in Star.

The following chart depicts the ownership of Star as of November 30, 2017:

Star is organized as follows:

•	Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•	Our operations are conducted through Petro Holdings, Inc., a Minnesota corporation that is a wholly owned subsidiary of Star Acquisitions, Inc., and its subsidiaries.

•	Petroleum Heat and Power Co., Inc. (“PH&P”) is a 100% owned subsidiary of Star. PH&P is the borrower and Star is a guarantor of the third amended and restated credit agreement’s five-year senior secured term loan and the $300 million ($450 million during the heating season of December through April of each year) revolving credit facility, both due July 30, 2020. (See Note 11 of the Notes to the Consolidated Financial Statements — Long-Term Debt and Bank Facility Borrowings)

We file annual, quarterly, current and other reports and information with the Securities and Exchange Commission, or SEC. These filings can be viewed and downloaded from the Internet at the SEC’s website at www.sec.gov. In addition, these SEC filings are available at no cost as soon as reasonably practicable after the filing thereof on our website at www.stargrouplp.com/sec.cfm. These reports are also available to be read and copied at the SEC’s public reference room located at Judiciary Plaza, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of these filings and other information at the offices of the New York Stock Exchange located at 11 Wall Street, New York, New York 10005. Please note that any Internet addresses provided in this Annual Report on Form 10-K are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such Internet addresses is intended or deemed to be incorporated by reference herein.

Legal Structure

The following chart summarizes our structure as of September 30, 2017.

Business Overview

We are a home heating oil and propane distributor and service provider to residential and commercial customers who heat their homes and buildings in the Northeast, Central and Southeast U.S. regions. Our customers are concentrated in the northern and eastern states. As of September 30, 2017, we sold home heating oil and propane to approximately 455,000 full service residential and commercial customers. We believe we are the largest retail distributor of home heating oil in the United States, based upon sales volume with a market share in excess of 5.5%. We also sell home heating oil, gasoline and diesel fuel to approximately 74,000 customers on a delivery only basis. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our customer base including 15,300 service contracts for natural gas and other heating systems. In addition, we provide home security and plumbing, to approximately 31,000 customers, many of whom are also existing home heating oil and propane customers. During fiscal 2017, total sales were comprised approximately 64.4% from sales of home heating oil and propane; 19.6 % from the installation and repair of heating and air conditioning equipment and ancillary services; and 16.0% from the sale of other petroleum products. We provide home heating equipment repair service and natural gas service 24 hours a day, seven days a week, 52 weeks a year. These services are an integral part of our business, and are intended to maximize customer satisfaction and loyalty.

We conduct our business through an operating subsidiary, Petro Holdings, Inc., utilizing multiple local brand names, such as Petro Home Services, Meenan, and Griffith Energy Services, Inc.

We also offer several pricing alternatives to our residential home heating oil customers, including a variable price (market based) option and a price-protected option, the latter of which either sets the maximum price or a fixed price that a customer will pay. Users choose the plan they feel best suits them which we believe increases customer satisfaction. Approximately 96% of our full service residential and commercial home heating oil customers automatically receive deliveries based on prevailing weather conditions. In addition, approximately 34% of our homeowners take advantage of our “smart pay” budget payment plan under which their estimated annual oil and propane deliveries and service billings are paid for in a series of equal monthly installments. We use derivative instruments as needed to mitigate our exposure to market risk associated with our price-protected offerings and the storing of our physical home heating oil inventory. Given our size, we are able to realize certain benefits of scale and provide consistent, strong customer service.

Currently, we have heating oil and/or propane customers in the following states, regions and counties:

New Hampshire

Hillsborough

Merrimack

Rockingham

Strafford

Vermont

Bennington

Massachusetts

Barnstable

Bristol

Essex

Hampden

Middlesex

Norfolk

Plymouth

Suffolk

Worcester

Rhode Island

Bristol

Kent

Newport

Providence

Washington

Connecticut

Fairfield

Hartford

Litchfield

Middlesex

New Haven

New London

Tolland

Windham

Washington, D.C.

District of Columbia

Delaware

Kent

New Castle

Sussex

Michigan

Genesee

Lapeer

Macomb

Oakland

Sanilac

St. Clair

Tuscola

Wayne

Maine

York

New York

Albany

Bronx

Columbia

Dutchess

Fulton

Greene

Kings

Montgomery

Nassau

New York

Orange

Putnam

Queens

Rensselaer

Richmond

Rockland

Saratoga

Schenectady

Schoharie

Suffolk

Sullivan

Ulster

Warren

Washington

Westchester

Maryland

Anne Arundel

Baltimore

Calvert

Caroline

Carroll

Cecil

Charles

Dorchester

Frederick

Harford

Howard

Kent

Montgomery

Prince George’s

Queen Anne

St. Mary’s

Talbot

Washington

Wicomico

Worcester

West Virginia

Berkeley

Jefferson

Morgan

New Jersey

Atlantic

Bergen

Burlington

Camden

Cumberland

Essex

Gloucester

Hudson

Hunterdon

Mercer

Middlesex

Monmouth

Morris

Ocean

Passaic

Salem

Somerset

Sussex

Union

Warren

Pennsylvania

Adams

Berks

Bucks

Chester

Cumberland

Dauphin

Delaware

Franklin

Fulton

Lancaster

Lebanon

Lehigh

Monroe

Montgomery

Northampton

Perry

Philadelphia

Schuylkill

York

Virginia

Arlington

Clarke

Culpepper

Fairfax

Frederick

Fauquier

Loudoun

Prince William

Stafford

Warren

Tennessee

Bradley

Hamilton

McMinn

Meigs

Polk

North Carolina

Anson

Caburras

Davidson

Forsyth

Gaston

Guilford

Lincoln

Mecklenburg

Montgomery

Randolph

Richmond

Rowan

Stanly

Union

South Carolina

Bamberg

Calhoun

Chester

Dorchester

Fairfield

Kershaw

Lexington

Newberry

Oconec

Orangeburg

Saluda

Sumter

York

Georgia

Banks

Cherokee

Dawson

Fannin

Franklin

Forsyth

Habersham

Hall

Jefferson

Lumpkin

Murray

Rabun

Stephens

Towns

White

Whitfield

Industry Characteristics

Home heating oil is primarily used as a source of fuel to heat residences and businesses in the Northeast and Mid-Atlantic regions. According to the U.S. Department of Energy—Energy Information Administration, 2015 Residential Energy Consumption Survey (the latest survey published), these regions account for 80% (4.7 million of 5.9 million) of the households in the United States where heating oil is the main space-heating fuel and 23% (4.7 million of 20.4 million) of the homes in these regions use home heating oil as their main space-heating fuel. Our experience has been that customers have a tendency to increase their conservation efforts as the price of home heating oil increases, thereby reducing their consumption.

The retail home heating oil industry is mature, with total market demand expected to decline in the foreseeable future due to conversions to natural gas and other alternative energy sources. Therefore, our ability to maintain our business or grow within the industry is dependent on the acquisition of other retail distributors, the success of our marketing programs, and the growth of our other service offerings. Based on our records, our customer conversions to natural gas have ranged between 1.2% and 2.4% per year over the last five years. We believe this may continue or increase as natural gas has become less expensive than home heating oil on an equivalent BTU basis. In addition, there are legislative and regulatory efforts underway in several states seeking to encourage homeowners to expand the use of natural gas as a heating fuel.

The retail home heating oil industry is highly fragmented, characterized by a large number of relatively small, independently owned and operated local distributors. Some dealers provide full service, as we do, and others offer delivery only on a cash-on-delivery basis, which we also do to a significantly lesser extent. In addition, the industry is complex and costly due to regulations, working capital requirements, and the costs and risks of hedging for price protected customers.

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

The retail propane distribution industry is highly competitive, and is generally serviced by large multi-state full-service distributors and small local independent distributors. Like the home heating oil industry, each retail propane distribution provider operates in its own competitive environment because propane distributors typically reside in close proximity to their customers. In most retail propane distribution markets, customers can choose from multiple distributors based on the quality of customer service, safety, reputation and price.

It is common practice in our business to price our liquid products to customers based on a per gallon margin over wholesale costs. As a result, we believe distributors such as ourselves generally seek to maintain their per gallon margins by passing wholesale price increases through to customers, thus insulating their margins from the volatility in wholesale prices. However, distributors may be unable or unwilling to pass the entire product cost increases through to customers. In these cases, significant decreases in per gallon margins may result. The timing of cost pass-throughs can also significantly affect margins. (See Customers and Pricing for a discussion on our offerings)

Business Strategy

Our business strategy is to increase Adjusted EBITDA (See Item 6. Selected Historical Financial and Operating Data for a definition and history) and cash flow by effectively managing operations while growing and retaining our customer base as a retail distributor of home heating oil and propane and provider of related products and services. The key elements of this strategy include the following:

Pursue select acquisitions Our senior management team has developed expertise in identifying acquisition opportunities and integrating acquired customers into our operations. We focus on acquiring profitable companies within and outside our current footprint.

We actively pursue home heating oil only companies, propane companies, dual fuel (home heating oil and propane) companies and selectively target motor fuels acquisitions, especially where they are operating in the markets we currently serve. The focus for our acquisitions is both within our current footprint, as well as outside of such areas if the target company is of adequate size to sustain profitability as a stand-alone operation. We have used this strategy to expand into several states over the past five years.

Deliver superior customer service We are dedicated to consistently providing our customers with superior service and a positive customer experience to improve retention and drive additional revenue. We have established a Customer Experience Department and Voice of the Customer (VOC) Program to effectively measure customer satisfaction at certain brands.

VOC refers to a process (or program) designed to capture customers’ preferences and opinions of the service we deliver. The heart of the VOC program is based on transactional surveys with real-time results. We analyze customer input to gain business insights and share this information internally to create meaningful change throughout the company and improve overall customer satisfaction.

We are also deploying Salesforce.com, a customer relationship management solution, at most of our larger brands. This will allow us to provide a more consistent customer experience as our employees will have a 360 degree-view of each customer with easy access to key customer information and customized dashboards to track individual employee performance.

We have created a specific department dedicated to training employees to provide superior and consistent service and enhance the customer experience. We also have a technical training committee to ensure that our field personnel are properly educated in using the latest technology in a safe and efficient manner. This effort is supported, reinforced and monitored by our local management teams.

Diversification of product and service offerings In addition to expanding our propane operations, we are focused on expanding our suite of rationally related products and services. These offerings include, but are not limited to, the sales, service and installation of heating and air conditioning equipment, plumbing services, and standby home generators. In addition, we also repair and install natural gas heating systems. We place significant emphasis on growing a solid, credit-worthy customer base with a focus on recurring revenue in the form of annual service agreements.

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

Customers and Pricing

Our full service home heating oil customer base is comprised of 97% residential customers and 3% commercial customers. Our residential customer receives on average 164 gallons per delivery and our commercial accounts receive on average 322 gallons per delivery. Typically, we make four to six deliveries per customer per year. Approximately 96% of our full service residential and commercial home heating oil customers have their deliveries scheduled automatically and 4% of our home heating oil customer base call from time to time to schedule a delivery. Automatic deliveries are scheduled based on each customer’s historical consumption pattern and prevailing weather conditions. Our practice is to bill customers promptly after delivery. We also offer a balanced payment plan in which a customer’s estimated annual oil purchases and service contract fees are paid for in a series of equal monthly payments. Approximately 34% of our residential home heating oil customers have selected this billing option.

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

	September 30,
	2017		2016	2015	2014	2013
Variable	52.6%		53.2%	51.4%	53.5%	53.1%
Ceiling	37.1%		40.8%	43.9%	40.8%	42.3%
Fixed	10.3	%(a)	6.0%	4.7%	5.7%	4.6%

	100.0%		100.0%	100.0%	100.0%	100.0%

(a) Approximately 2% of the increase in the percentage of accounts under fixed contracts is attributable to fiscal 2017 acquisitions.

Sales to residential customers ordinarily generate higher per gallon margins than sales to commercial customers. Due to greater price sensitivity, our own internal marketing efforts, and hedging costs of residential price-protected customers, the per gallon margins realized from price-protected customers generally are less than from variable priced residential customers.

Derivatives

We use derivative instruments in order to mitigate our exposure to market risk associated with the purchase of home heating oil for our price-protected customers, physical inventory on hand, inventory in transit and priced purchase commitments. Currently, the Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Munich Re Trading LLC, Regions Financial Corporation, Societe Generale, and Wells Fargo Bank, N.A.

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

Suppliers and Supply Arrangements

We purchase our product for delivery in either barge, pipeline or truckload quantities, and as of September 30, 2017 had contracts with approximately 90 third-party terminal sites for the right to temporarily store petroleum products at their facilities. Home heating oil and propane purchases are made under supply contracts or on the spot market. We have entered into market price based contracts for approximately 83% of our expected home heating oil and propane requirements for the fiscal 2018 heating season. We also have market price based contracts for approximately 43% of our expected diesel and gasoline requirements for fiscal 2018.

During fiscal 2017, Global Companies LLC and NIC Holding Corp. provided approximately 13% and 8%, respectively, of our petroleum product purchases. No other single supplier provided more than 8% of our product supply during fiscal 2017. For fiscal 2018, we generally have supply contracts for similar quantities with Global Companies LLC and NIC Holding Corp. Supply contracts typically have terms of 6 to 12 months. All of the supply contracts provide for minimum quantities and in most cases do not establish in advance the price of home heating oil or propane. This price is based upon a published market index price at the time of delivery or pricing date plus an agreed upon differential. We believe that our policy of contracting for the majority of our anticipated supply needs with diverse and reliable sources will enable us to obtain sufficient product should unforeseen shortages develop in worldwide supplies.

Home Heating Oil Price Volatility

In recent years, the wholesale price of home heating oil has been extremely volatile, resulting in increased consumer sensitivity to heating costs and possibly increased gross customer attrition. Like any other market commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces. The price of home heating oil is closely linked to the price refiners pay for crude oil, which is the principal cost component of home heating oil. The volatility in the wholesale cost of home heating oil, as measured by the New York Mercantile Exchange (“NYMEX”) price per gallon for the fiscal years ended September 30, 2013 through 2017, on a quarterly basis, is illustrated by the following chart:

	Fiscal 2017 (2)		Fiscal 2016		Fiscal 2015		Fiscal 2014		Fiscal 2013 (1)
	Low	High	Low	High	Low	High	Low	High	Low	High
Quarter Ended
December 31	$1.39	$1.70	$1.08	$1.61	$1.85	$2.66	$2.84	$3.12	$2.90	$3.26
March 31	1.49	1.70	0.87	1.26	1.62	2.30	2.89	3.28	2.86	3.24
June 30	1.37	1.65	1.08	1.57	1.68	2.02	2.85	3.05	2.74	3.09
September 30	1.45	1.86	1.26	1.53	1.38	1.84	2.65	2.98	2.87	3.21

(1)	Beginning April 1, 2013, the NYMEX contract specifications were changed from high sulfur home heating oil to ultra low sulfur diesel. Ultra low sulfur diesel is similar in composition to ultra low sulfur home heating oil.
(2)	On November 30, 2017, the NYMEX ultra low sulfur diesel contract closed at $1.89 per gallon or $0.31 per gallon higher than the average of $1.58 in Fiscal 2017.

Acquisitions

Part of our business strategy is to pursue select acquisitions. During fiscal 2017, the Company acquired four home heating oil dealers, two propane dealers and a plumbing service provider with a total of 28,300 home heating oil and propane accounts for an aggregate purchase price of approximately $44.8 million; comprised of $43.3 million in cash and $1.5 million of deferred liabilities (including $0.6 million of contingent consideration). The gross purchase price was allocated $37.5 million to intangible assets, $10.2 million to fixed assets and reduced by $2.9 million in working capital credits. Each acquired company’s operating results are included in the Company’s consolidated financial statements starting on its acquisition date. Customer lists, other intangibles and trade names are amortized on a straight-line basis over seven to twenty years.

During fiscal 2016, we acquired a heating oil dealer, a motor fuel dealer, and two propane dealers with a total of 3,300 home heating oil and propane accounts for an aggregate purchase price of approximately $9.8 million. The gross purchase price was allocated $7.4 million to intangible assets, $2.5 million to fixed assets and reduced by $0.1 million for working capital credits.

During fiscal 2015, we acquired three heating oil and propane dealers (with one dealer also having motor fuel accounts) with a total of 23,300 home heating oil and propane accounts for an aggregate purchase price of approximately $20.8 million. The gross purchase price was allocated $21.8 million to intangible assets, $2.5 million to fixed assets and reduced by $3.5 million for working capital credits.

Employees

As of September 30, 2017, we had 3,362 employees, of whom 839 were office, clerical and customer service personnel; 947 were equipment technicians; 563 were fuel delivery drivers and mechanics; 616 were management and 397 were employed in sales. Of these employees 1,451 (43%) are represented by 61 different collective bargaining agreements with local chapters of labor unions. Due to the seasonal nature of our business and depending on the demands of the 2018 heating season, we anticipate that we will augment our current staffing levels during the heating season from among the 345 employees on temporary leave of absence as of September 30, 2017. There are 21 collective bargaining agreements up for renewal in fiscal 2018, covering approximately 381 employees (11%). We believe that our relations with both our union and non-union employees are generally satisfactory.

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

You should consider carefully the risk factors discussed below, as well as all other information, as an investment in the Company involves a high degree of risk. We are subject to certain risks and hazards due to the nature of the business activities we conduct. The risks discussed below, any of which could materially and adversely affect our business, financial condition, cash flows, and results of operations, could result in a partial or total loss of your investment, and are not the only risks we face. We may experience additional risks and uncertainties not currently known to us or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

Our operating results will be adversely affected if we continue to experience significant net customer attrition in our home heating oil and propane customer base.

The following table depicts our gross customer gains, gross customer losses and net customer attrition from fiscal year 2013 to fiscal year 2017. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customers that are obtained through marketing efforts at newly acquired businesses are included in these calculations. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis.

	Fiscal Year Ended September 30,
	2017	2016	2015	2014	2013
Gross customer gains	13.1%	12.1%	14.6%	16.0%	14.8%
Gross customer losses	14.6%	17.2%	16.4%	16.9%	18.1%

Net attrition	(1.5%)	(5.1%)	(1.8%)	(0.9%)	(3.3%)

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

The following table depicts our estimated customer losses to natural gas conversions for the last five fiscal years. Losses to natural gas in our footprint for the home heating oil industry could be greater or less than our estimates. We believe conversions will continue as natural gas has become less expensive than home heating oil on an equivalent BTU basis. In addition, certain states encourage homeowners to expand the use of natural gas as a heating fuel through legislation and regulatory efforts.

	Fiscal Year Ended September 30,
	2017	2016	2015	2014	2013
Customer losses to natural gas conversion	(1.2)%	(1.3)%	(1.6)%	(2.2)%	(2.4)%

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

Generally, heating oil and propane are alternative energy sources to new housing construction, because natural gas is usually selected when natural gas infrastructure exists. In certain geographies, utilities are building out their natural gas infrastructure. As such, our industry is not a growth industry. Accordingly, future growth will depend on our ability to make acquisitions on economically acceptable terms. We cannot assure that we will be able to identify attractive acquisition candidates in our sector in the future or that we will be able to acquire businesses on economically acceptable terms. Factors that may adversely affect our operating and financial results may limit our access to capital and adversely affect our ability to make acquisitions. Under the terms of our third amended and restated credit agreement that we sometimes refer to in this Report as our credit agreement, we are restricted from making any individual acquisition in excess of $25.0 million without the lenders’ approval. In addition, to make an acquisition, we are required to have Availability (as defined in our credit agreement) of at least $40.0 million, on a historical pro forma and forward-looking basis. Furthermore, as long as the bank term loan is outstanding, we must be in compliance with the senior secured leverage ratio (as defined in our credit agreement). These covenant restrictions may limit our ability to make acquisitions. Any acquisition may involve potential risks to us and ultimately to our unitholders, including:

•	an increase in our indebtedness;

•	an increase in our working capital requirements;

•	an inability to integrate the operations of the acquired business;

•	an inability to successfully expand our operations into new territories;

•	the diversion of management’s attention from other business concerns;

•	an excess of customer loss from the acquired business;

•	loss of key employees from the acquired business; and

•	the assumption of additional liabilities including environmental liabilities.

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

Weather conditions in the Northeast and Mid-Atlantic regions in which we operate have a significant impact on the demand for home heating oil and propane because our customers depend on this product principally for space heating purposes. As a result, weather conditions may materially adversely impact our business, operating results and financial condition. During the peak-heating season of October through March, sales of home heating oil and propane historically have represented approximately 80% of our annual oil volume. Actual weather conditions can vary substantially from year to year or from month to month, significantly affecting our financial performance. Warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized and, consequently, our results of operations. In fiscal years 2017, 2016, 2012 and 2002 temperatures were significantly warmer than normal for the areas in which we sell our products, which adversely affected the amount of net income, EBITDA and Adjusted EBITDA that we generated during these periods.

To partially mitigate the adverse effect of warm weather on cash flows, we have used weather hedge contracts for a number of years. In general, such weather hedge contracts provide that we are entitled to receive a specific payment per heating degree-day shortfall, when the total number of heating degree-days in the hedge period is less than the ten year average. The “payment thresholds,” or strikes, are set at various levels. The hedge period runs from November 1, through March 31, of a fiscal year taken as a whole.

For fiscal year 2018 and 2019 we have weather hedge contracts with several providers. For fiscal year 2018 the maximum that the Company can receive is $17.5 million and the maximum the Company can pay is $5.0 million. For fiscal year 2019 the maximum that the Company can receive is $12.5 million and the maximum the Company can pay is $5.0 million. However, there can be no assurance that such weather hedge contract would fully or substantially offset the adverse effects of warmer weather on our business and operating results during such period.

Failure to effectively estimate employer-sponsored health insurance premiums and incremental costs due to the U.S. Patient Protection and Affordable Care Act (the “ACA”) or other healthcare reform laws could materially and adversely affect the Company’s financial condition, results of operations, and cash flows.

In March 2010, the United States federal government enacted comprehensive health care reform legislation, which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new taxes on health insurers, self-insured companies, and health care benefits. The legislation imposes implementation effective dates that began in 2010 and extend through 2020 with many of the changes requiring additional guidance from federal agencies and regulations. Possible adverse effects could include increased costs, exposure to expanded liability, and requirements for us to revise the ways in which healthcare and other benefits are provided to employees. Efforts to modify, repeal or otherwise invalidate all, or certain provisions of, the ACA and/or adopt a replacement healthcare reform law may impact our employee healthcare costs. At this time, there is uncertainty concerning whether the ACA will be repealed or what requirements will be included in a new law, if enacted. Increased health care and insurance costs as well as other changes in federal or state workplace regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

If counterparties to the derivative instruments that we use to hedge the cost of home heating oil sold to price-protected customers, physical inventory and our vehicle fuel costs were to fail, our liquidity, operating results and financial condition could be materially adversely impacted, as we would be obligated to fulfill our operational requirement of purchasing, storing and selling home heating oil and vehicle fuel, while losing the mitigating benefits of economic hedges with a failed counterparty. If one of our insurance carriers were to fail, our liquidity, results of operations and financial condition could be materially adversely impacted, as we would have to fund any catastrophic loss. If our weather hedge counterparty were to fail, we would lose the protection of our weather hedge contract. Currently, we have outstanding derivative instruments with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Munich Re Trading LLC, Regions Financial Corporation, Societe Generale, and Wells Fargo Bank, N.A. Our primary insurance carriers are American International Group, Federated Mutual Insurance Company, our captive insurance subsidiary, Woodbury Insurance Co., Inc., and our weather hedge counterparties which are subsidiaries of Swiss Re and Endurance Specialty Insurance Ltd.

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

We purchase synthetic call options from and enter into forward swaps with members of our lending group to manage market risk associated with our commitments to our customers, our physical inventory and fuel we use for our vehicles. These institutions have not required an initial cash margin deposit or any mark to market maintenance margin for these derivatives. Any mark to market exposure reduces our borrowing base and can thus reduce the amount available to us under our credit agreement. The highest mark to market reserve against our borrowing base for these derivative instruments with our lending group was $7.8 million, $25.2 million, and $28.9 million, during fiscal years 2017, 2016, and 2015, respectively.

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

At December 31, 2017, we expect to have approximately 30 million gallons of priced purchase commitments and physical inventory hedged with a futures contract or swap. If the wholesale price of heating oil increased $1.00 per gallon, our near term liquidity in December would be reduced by $30 million.

At September 30, 2017, we had approximately 131,000 customers, or 34% of our residential customer base, on the balanced payment plan in which a customer’s estimated annual oil purchases and service contract fees are paid for in a series of equal monthly payments. Volatility in wholesale prices could reduce our liquidity if we failed to recalculate the balanced payments on a timely basis or if customers resist higher balanced payments. These customers could possibly owe us more in the future than we had budgeted. Generally, customer credit balances are at their low point after the end of the heating season and at their peak prior to the beginning of the heating season.

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

When the wholesale price of home heating oil declines significantly after a customer enters into a price protection arrangement, some customers attempt to renegotiate their arrangement in order to enter into a lower cost pricing plan with us or terminate their arrangement and switch to a competitor. As a result of significant decreases in the price of home heating oil following the summer of 2008, many price-protected customers attempted to renegotiate their agreements with us in fiscal 2009. It is our policy to bill a termination fee when customers terminate their arrangement with us. We believe that approximately 10,000 customers terminated their relationship with us as a result of being billed the termination fee in fiscal 2009. Under our current price-protected programs, approximately 37% and 10% of our residential customers are respectively categorized as being either ceiling or fixed.

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

Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing customers with our products such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures and other events beyond our control. If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations. As a result, we may be a defendant in legal proceedings and litigation arising in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable.

As we self-insure workers’ compensation, automobile and general liability claims up to pre-established limits, we establish reserves based upon expectations as to what our ultimate liability will be for claims based on our historical factors. We evaluate on an annual basis the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2017, we had approximately $63.9 million of net insurance reserves. Other than matters for which we self-insure, we maintain insurance policies with insurers in amounts and with coverage and deductibles that we believe are reasonable and prudent.

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

Beginning October 1, 2016, we have elected to insure through a wholly-owned captive insurance company, Woodbury Insurance Co., Inc., certain self insured or deductible amounts. We continue to maintain our normal, historical, insurance policies with third party insurers. In addition to certain business and operating benefits of having a captive insurance company, we expect to receive certain cash flow benefits related to the timing of the tax deduction related to these claims. Such expected cash tax timing benefits related to coverage provided by Woodbury Insurance Co., Inc. may not materialize, or any cash tax savings may not be as much as anticipated.

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

Our systems and networks are maintained internally and by third-party vendors, and their failure could significantly impede operations. In addition, our systems and networks, as well as those of our vendors, banks and counterparties, may receive and store personal/business information in connection with human resources operations, customer offerings, and other aspects of our business. A cyber-attack or material network breach in the security of these systems could include the theft of proprietary information or employee and customer information, as well as disrupt our operations or damage our facilities or those of third parties. This could have a material adverse effect on our revenues and increase our operating and capital costs, which could reduce the amount of cash otherwise available for distribution. To the extent that any disruption or security breach results in a loss or damage to the Company’s data, or an inappropriate disclosure of confidential or customer or employee information, it could cause significant damage to the Company’s reputation, affect relationships with its customers and employees, lead to claims against the Company, and ultimately harm our business. In addition, we may be required to incur additional costs to modify, remediate and protect against damage caused by these disruptions or security breaches in the future.

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

Conflicts of interest have arisen and could arise in the future as a result of relationships between the general partner and its affiliates, on the one hand, and us or any of our limited partners, on the other hand. As a result of these conflicts the general partner may favor its own interests and those of its affiliates over the interests of the unitholders. The nature of these conflicts is ongoing and includes the following considerations:

•	The general partner’s affiliates are not prohibited from engaging in other business or activities, including direct competition with us.

•	The general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings and reserves, each of which can impact the amount of cash, if any, available for distribution to unitholders, and available to pay principal and interest on debt and the amount of incentive distributions payable in respect of the general partner units.

•	The general partner controls the enforcement of obligations owed to us by the general partner.

•	The general partner decides whether to retain its counsel or engage separate counsel to perform services for us.

•	In some instances the general partner may borrow funds in order to permit the payment of distributions to unitholders.

•	The general partner may limit its liability and reduce its fiduciary duties, while also restricting the remedies available to unitholders for actions that might, without limitations, constitute breaches of fiduciary duty.

•	Unitholders are deemed to have consented to some actions and conflicts of interest that might otherwise be deemed a breach of fiduciary or other duties under applicable state law.

•	The general partner is allowed to take into account the interests of parties in addition to the Company in resolving conflicts of interest, thereby limiting its fiduciary duty to the unitholders.

•	The general partner determines whether to issue additional units or other of our securities.

•	The general partner determines which costs are reimbursable by us.

•	The general partner is not restricted from causing us to pay the general partner or its affiliates for any services rendered on terms that are fair and reasonable to us or entering into additional contractual arrangements with any of these entities on our behalf.

We could experience significant increases in operating costs and reduced profitability due to competition for drivers and servicemen labor.

We compete with other entities for drivers and servicemen labor, including entities that operate in different market sectors than us. Costs to recruit and retain adequate personnel, the loss of certain personnel, our inability to attract and retain other qualified personnel or a labor shortage that reduces the pool of qualified candidates could adversely affect our results of operations.

A substantial portion of our workforce is unionized, and we may face labor actions that could disrupt our operations or lead to higher labor costs and adversely affect our business.

As of September 30, 2017, approximately 43% of our employees were covered under 61 different collective bargaining agreements. As a result, we are usually involved in union negotiations with several local bargaining units at any given time. There can be no assurance that we will be able to negotiate the terms of any expired or expiring agreement on terms satisfactory to us. Although we consider our relations with our employees to be generally satisfactory, we may experience strikes, work stoppages or slowdowns in the future. If our unionized workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition. Moreover, our non-union employees may become subject to labor organizing efforts. If any of our current non-union facilities were to unionize, we could incur increased risk of work stoppages and potentially higher labor costs.

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

Our credit agreement imposes restrictions on our ability to pay distributions to unitholders, including the need to maintain certain covenants. (See the third amended and restated credit agreement and Note 11 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings)

Our substantial debt and other financial obligations could impair our financial condition and our ability to obtain additional financing and have a material adverse effect on us if we fail to meet our financial and other obligations.

At September 30, 2017, we had outstanding under our credit agreement a $76.3 million term loan due July 2020. In addition, under the revolver portion of our credit agreement which expires in July 2020, we had no borrowings, but $48 million of letters of credit were issued, $0.1 million of hedge positions were secured, and availability was $166.1 million. Exclusive of the term loan, during the last three fiscal years we have utilized as much as $84.2 million of our credit agreement in borrowings, letters of credit and hedging reserve. Our substantial indebtedness and other financial obligations could:

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

We provide services to our customers in the United States from eighteen states and the District of Columbia, ranging from Maine to Georgia from 48 principal operating locations and 79 depots, 45 of which are owned and 82 of which are leased. As of September 30, 2017, we had a fleet of 1,205 truck and transport vehicles, many of which were owned and 1,341 service vans, the majority of which were leased. We lease our corporate headquarters in Stamford, Connecticut. Our obligations under our credit agreement are secured by liens and mortgages on substantially all of the Company’s and subsidiaries’ real and personal property.

ITEM 3.	LEGAL PROCEEDINGS—LITIGATION

On April 18, 2017, a civil action was filed in the United States District Court for the Eastern District of New York, entitled M. Norman Donnenfeld v. Petro, Inc., Civil Action Number 2:17-cv-2310-JFB-SIL, against Petro, Inc. By amended complaint filed on August 15, 2017, the Plaintiff alleges he did not receive expected contractual benefits under his protected price plan contract when oil prices fell and asserts various claims for relief including breach of contract, violation of the New York General Business Law and fraud. The Plaintiff also seeks to have a class certified of similarly situated Petro customers who entered into protected price plan contracts and were denied the same contractual benefits. No class has yet been certified in this action. The Plaintiff seeks compensatory, punitive and other damages in unspecified amounts. On September 15, 2017, Petro filed a motion to dismiss the amended complaint as time-barred and for failure to state a cause of action. The motion is fully briefed and awaiting oral argument. The Company believes the allegations lack merit and intends to vigorously defend the action; at this time we cannot assess the potential outcome or materiality of this matter.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS AND RELATED MATTERS

The common units, representing limited partner interests in Star, are listed and traded on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “SGU”.

The following tables set forth the range of the daily high and low sales prices per common unit and the cash distributions declared on each unit for the periods indicated.

	SGU – Common Unit Price Range				Distributions Declared
	High		Low		per Unit
Quarter Ended	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2017	Fiscal Year 2016
December 31,	$11.30	$8.82	$9.06	$6.77	$0.1025	$0.0950
March 31,	$11.39	$8.40	$9.02	$7.25	$0.1025	$0.0950
June 30,	$11.70	$9.00	$9.00	$8.10	$0.1100	$0.1025
September 30,	$11.35	$9.75	$10.26	$8.54	$0.1100	$0.1025

As of November 30, 2017, there were approximately 253 holders of record of common units.

There is no established public trading market for the Company’s 0.3 million general partner units.

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

According to the terms of our Partnership Agreement, minimum quarterly distributions on the common units accrue at the rate of $0.0675 per quarter ($0.27 on an annual basis). The information concerning restrictions on distributions required by Item 5 of this report is incorporated by reference to Note 3. Quarterly Distribution of Available Cash, of the Company’s consolidated financial statements. The credit agreement imposes certain restrictions on our ability to pay distributions to unitholders. In order to pay any distributions to unitholders or repurchase Common Units, the Company must maintain Availability (as defined in the third amended and restated credit agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is in effect), on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase. (See Note 11 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings).

On October 12, 2017, we declared a quarterly distribution of $0.11 per unit, or $0.44 per unit on an annualized basis, on all Common Units with respect to the fourth quarter of fiscal 2017, paid on October 31, 2017, to holders of record on October 23, 2017. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to Common Unit holders and 10% to the General Partner unit holders (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $6.1 million was paid to the Common Unit holders, $0.2 million to the general partner unit holders (including $0.1 million of incentive distribution as provided in our Partnership Agreement) and $0.1 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the general partner.

Common Unit Repurchase Plans and Retirement

From July 21, 2009 (the start of the Plan I Common Unit repurchase program) to November 30, 2017 (the current Plan III Common Units repurchase program in effect) we have repurchased and retired 19.9 million Common Units at an aggregate purchase price of $95.9 million or an average price of $4.82 per unit.

In fiscal 2010, we concluded its Plan I of the Common Unit repurchase program and retired all 7.5 million Common Units authorized for repurchase at an average price paid of $4.04 per unit.

In fiscal 2012, we concluded its Plan II of the Common Unit repurchase program and retired all 7.25 million Common Units authorized for repurchase at an average price paid of $4.94 per unit.

In July 2012, the Board of Directors (the “Board”) of Star authorized the repurchase of up to 3.0 million of the Company’s Common Units (“Plan III”). In July 2013, the Board authorized the repurchase of an additional 1.9 million Common Units under Plan III. The authorized Common Unit repurchases may be made from time-to-time in the open market, in privately negotiated transactions or in such other manner deemed appropriate by management. There is no guarantee of the exact number of units that will be purchased under the program and we may discontinue purchases at any time. The program does not have a time limit. The Board may also approve additional purchases of units from time to time in private transactions. The Company’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the Common Units purchased in the repurchase program will be retired.

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased (a)	Average Price Paid per Unit (b)	Maximum Number of Units that May Yet Be Purchased (c)
Plan III - Number of units authorized			4,894
Private transaction - Number of units authorized			2,450

			7,344

Plan III - Fiscal year 2012 total	22	$4.26	2,978

Plan III - Fiscal year 2013 total (d)	3,284	$4.63	2,738

Plan III - Fiscal year 2014 total	313	$5.32	2,425

Plan III - Fiscal year 2015 total	123	$5.64	2,302

Plan III - Fiscal year 2016 total (e)	1,395	$8.62	2,207

Plan III - Fiscal year 2017 total	—	$—	2,207

Plan III - October and November 2017	—	$—	2,207

(a)	Units were repurchased as part of a publicly announced program, except as noted in a private transaction.
(b)	Amounts include repurchase costs.
(c)	Number reflects what was authorized to yet be purchased as of the end of the respective period.
(d)	Fiscal year 2013 common unit repurchases include 1.15 million common units acquired in a private transaction.
(e)	Fiscal year 2016 common unit repurchases include 1.3 million common units acquired in a private transaction.

ITEM 6.	SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

The selected financial data as of September 30, 2017 and 2016, and for the years ended September 30, 2017, 2016 and 2015 is derived from the financial statements of Star included elsewhere in this Report. The selected financial data as of September 30, 2015, 2014 and 2013 and for the years ended September 30, 2014 and 2013 is derived from the financial statements of Star not included in this Report. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Years Ending September 30,
(in thousands, except per unit data)	2017	2016	2015	2014	2013
Statement of Operations Data:
Sales	$1,323,555	$1,161,338	$1,674,291	$1,961,724	$1,741,796
Costs and expenses:
Cost of sales	915,056	768,841	1,203,588	1,555,300	1,388,668
(Increase) decrease in the fair value of derivative instruments	(2,193)	(18,217)	4,187	6,566	6,775
Delivery and branch expenses	306,534	276,493	309,025	282,646	250,210
Depreciation and amortization expenses	27,882	26,530	24,930	21,635	17,303
General and administrative expenses	24,998	23,366	25,908	22,592	18,356
Multiemployer pension plan withdrawal charge	—	—	17,796	—	—
Finance charge income	(4,054)	(3,079)	(4,756)	(6,870)	(5,521)

Operating income	55,332	87,404	93,613	79,855	66,005
Interest expense, net	6,775	7,485	14,059	16,854	14,433
Amortization of debt issuance costs	1,281	1,247	1,818	1,602	1,745
Loss on redemption of debt	—	—	7,345	—	—

Income before income taxes	47,276	78,672	70,391	61,399	49,827
Income tax expense	20,376	33,738	32,835	25,315	19,921

Net income	$26,900	$44,934	$37,556	$36,084	$29,906

Weighted average number of limited partner units:
Basic and diluted	55,888	57,022	57,285	57,476	59,409

	Fiscal Years Ended September 30,
(in thousands, except per unit data)	2017	2016	2015	2014	2013
Per Unit Data:
Basic and diluted net income per unit (a)	$0.46	$0.70	$0.59	$0.57	$0.47
Cash distribution declared per common unit	$0.425	$0.395	$0.365	$0.340	$0.320
Balance Sheet Data (end of period):
Current assets	$241,241	$294,858	$271,479	$296,465	$305,880
Total assets	$673,917	$692,111	$685,508	$685,107	$632,504
Long-term debt	$65,717	$75,441	$90,000	$124,572	$124,460
Partners’ Capital	$306,068	$301,493	$289,886	$273,245	$259,281
Summary Cash Flow Data:
Net cash provided by operating activities	$21,058	$101,957	$136,853	$95,155	$18,492
Net cash used in investing activities	$(66,381)	$(19,631)	$(30,385)	$(107,318)	$(6,960)
Net cash provided by (used in) financing activities	$(41,157)	$(43,646)	$(54,959)	$(23,895)	$(34,566)
Other Data:
Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization (EBITDA) (b)	$83,214	$113,934	$111,198	$101,490	$83,308
Adjusted EBITDA (b)	$81,021	$95,717	$140,526	$108,056	$90,083
Retail home heating oil and propane gallons sold	316,892	302,517	382,834	360,972	324,797
Temperatures (warmer) colder than normal (c)	(12.4)%	(17.8)%	5.0%	4.9%	(4.1)%

(a)	Net income per unit is computed in accordance with FASB ASC 260-10-45-60 Earnings per Share, Master Limited Partnerships (EITF 03-06). See Note 17. Earnings Per Limited Partner Units, of the consolidated financial statements.
(b)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, multiemployer pension plan withdrawal charge, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our operating performance and return on invested capital as compared to those of other companies in the retail distribution of refined petroleum products business, without regard to financing methods and capital structure;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

The method of calculating Adjusted EBITDA may not be consistent with that of other companies, and EBITDA and Adjusted EBITDA both have limitations as an analytical tool and so should not be viewed in isolation and should be viewed in conjunction with measurements that are computed in accordance with GAAP. Some of the limitations of EBITDA and Adjusted EBITDA are:

•	EBITDA and Adjusted EBITDA do not reflect our cash used for capital expenditures;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized often will have to be replaced and EBITDA and Adjusted EBITDA do not reflect the cash requirements for such replacements;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital requirements;

•	EBITDA and Adjusted EBITDA do not reflect the cash necessary to make payments of interest or principal on our indebtedness; and

•	EBITDA and Adjusted EBITDA do not reflect the cash required to pay taxes.

EBITDA and Adjusted EBITDA are calculated for the fiscal years ended September 30 as follows:

(in thousands)	2017	2016	2015	2014	2013
Net income	$26,900	$44,934	$37,556	$36,084	$29,906
Plus:
Income tax expense	20,376	33,738	32,835	25,315	19,921
Amortization of debt issuance cost	1,281	1,247	1,818	1,602	1,745
Interest expense, net	6,775	7,485	14,059	16,854	14,433
Depreciation and amortization	27,882	26,530	24,930	21,635	17,303

EBITDA from continuing operations	83,214	113,934	111,198	101,490	83,308
(Increase)/decrease in the fair value of derivative instruments	(2,193)	(18,217)	4,187	6,566	6,775
Multiemployer pension plan withdrawal charge	—	—	17,796	—	—
Loss on redemption of debt	—	—	7,345	—	—

Adjusted EBITDA	81,021	95,717	140,526	108,056	90,083
Add/(subtract)
Income tax expense	(20,376)	(33,738)	(32,835)	(25,315)	(19,921)
Interest expense, net	(6,775)	(7,485)	(14,059)	(16,854)	(14,433)
Multiemployer pension plan withdrawal charge	—	—	(17,796)	—	—
Provision (recovery) for losses on accounts receivable	1,639	(639)	3,738	7,514	6,481
(Increase) decrease in accounts receivables	(19,844)	10,965	30,141	12,771	(14,074)
(Increase) decrease in inventories	(10,598)	9,979	4,326	14,057	(20,664)
Increase (decrease) in customer credit balances	(23,085)	6,490	3,992	(2,433)	(15,878)
Change in deferred taxes	10,134	9,670	(4,101)	658	1,676
Change in other operating assets and liabilities	8,942	10,998	22,921	(3,299)	5,222

Net cash provided by operating activities	$21,058	$101,957	$136,853	$95,155	$18,492

Net cash used in investing activities	$(66,381)	$(19,631)	$(30,385)	$(107,318)	$(6,960)

Net cash used in financing activities	$(41,157)	$(43,646)	$(54,959)	$(23,895)	$(34,566)

(c)	Temperatures (warmer) colder than normal are for those locations where we had existing operations, which we sometimes refer to as the “base business” (i.e. excluding acquisitions), temperatures (measured on a degree day basis) as reported by the National Oceanic and Atmospheric Administration (“NOAA”).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on our financial performance, the price and supply of the products that we sell, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, general economic conditions and new technology. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the headings “Risk Factors” and “Business Strategy.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report. All subsequent written and oral forward-looking statements attributable to Star or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Change in Federal Income Tax Classification and Name Change

At a special meeting held October 25, 2017, unitholders voted in favor of proposals to have the Company be treated as a corporation, instead of a partnership, for federal income tax purposes (commonly referred to as a “check-the-box” election) along with amendments to our partnership agreement to effect such changes in income tax classification. In addition, we changed our name to Star Group, L.P., and will continue to trade on the New York Stock Exchange under the ticker “SGU.” The name change was made to more closely align our name with the scope of products and services we offer.

We believe that, by being treated as a corporation for federal income tax purposes, instead of a partnership, we will (i) eliminate unitholders out-of-pocket tax burden (“phantom income”) arising from allocating taxable income to them without making corresponding cash distributions; (ii) potentially broaden our base of interested investors; (iii) enable us to fully deduct for tax purposes certain public company-related expenses; and (iv) lower our administrative expenses by eliminating Schedules K-1, which will no longer be necessary. For tax years after December 31, 2017, unitholders will receive a Form 1099-DIV and will not receive a Schedule K-1 as in previous tax years. We will remain a Delaware limited partnership for state law purposes and the distribution provisions under our limited partnership agreement, including the incentive distributions, will not change.

Additional Cash Investment into an Irrevocable Trust – Captive Insurance Company

On October 11, 2017, subsequent to the fiscal year, we deposited $34.2 million of cash into an irrevocable trust to secure certain liabilities for our captive insurance company and several days later, $36.6 million of letters of credit were cancelled that previously had secured these liabilities. The cash deposited into the trust will be shown as a long-term asset in investments and will correspondingly reduce cash on our balance sheet. We believe that the investment into the irrevocable trust will lower our letter of credit fees, increase interest income on invested cash balances and provide us with certain tax advantages attributable to a captive insurance company. As a result of these transactions, our ability to borrow from our bank group increased by $2.4 million as the decrease in letters of credit was greater than the cash deposit.

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

Weather Hedge Contracts

Weather conditions have a significant impact on the demand for home heating oil and propane because certain customers depend on these products principally for space heating purposes. Actual weather conditions may vary substantially from year to year, significantly affecting our financial performance. To partially mitigate the adverse effect of warm weather on cash flow, we have used weather hedging contracts for a number of years with several providers.

During fiscal 2012 and 2016, we collected $12.5 million in each of these fiscal years for amounts due under our weather hedge contracts and recorded a corresponding credit of $12.5 million that reduced delivery and branch expenses. While temperatures were 12.4% warmer than normal (as defined by NOAA) in fiscal 2017, we did not receive a payout under our weather hedge contract because the payment thresholds were not met under the contract.

We have purchased weather hedge contracts for fiscal years 2018 and 2019. Under these contracts, we are entitled to a payment if the total number of degree days within the hedge period is less than the ten year average. The “payment thresholds,” or strikes, are set at various levels. In addition, we will be required to make a payment if degree days exceed the ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year. For fiscal year 2018 the maximum that the Company can receive is $17.5 million and the maximum the Company can pay is $5.0 million. For fiscal year 2019 the maximum that the Company can receive is $12.5 million and the maximum the Company can pay is $5.0 million. If the company has the same weather conditions in fiscal 2018 and 2019 as it did in fiscal 2017, the company would receive $4.4 million in fiscal 2018 and $8.4 million in fiscal 2019. If the company has the same weather conditions in fiscal 2018 and 2019 as it did in fiscal 2014 and fiscal 2015, the company would pay $5.0 million in fiscal 2018 and 2019.

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

At September 30, 2017, we had 79.0 million gallons of home heating oil hedged for our ceiling customers and 15.6 million gallons for our fixed priced customers. Over 95% of these hedges were at their strike price which reduces the potential for per gallon margin expansion for these customers unless the price for home heating oil declines. In addition, the percentage of customers on variable pricing has decreased and the percentage of customers that have elected price protection has increased, which may adversely impact home heating oil margins in fiscal 2018 as the per gallon margins realized from price–protected customers generally are less than variable priced residential customers. Our efforts to retain lower margin price-protected customers and attract new customers may also impact our per gallon margins in fiscal 2018. As of November 30, 2017, home heating oil wholesale product cost was $1.89 per gallon or 31.0 cents per gallon higher than the average for fiscal 2017. This increase might also hamper per gallon margins in fiscal 2018 as well.

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

	Fiscal 2017 (2)		Fiscal 2016		Fiscal 2015		Fiscal 2014		Fiscal 2013 (1)
	Low	High	Low	High	Low	High	Low	High	Low	High
Quarter Ended
December 31	$1.39	$1.70	$1.08	$1.61	$1.85	$2.66	$2.84	$3.12	$2.90	$3.26
March 31	1.49	1.70	0.87	1.26	1.62	2.30	2.89	3.28	2.86	3.24
June 30	1.37	1.65	1.08	1.57	1.68	2.02	2.85	3.05	2.74	3.09
September 30	1.45	1.86	1.26	1.53	1.38	1.84	2.65	2.98	2.87	3.21

(1)	Beginning April 1, 2013, the NYMEX contract specifications were changed from high sulfur home heating oil to ultra low sulfur diesel. Ultra low sulfur diesel is similar in composition to ultra low sulfur home heating oil.
(2)	On November 30, 2017, the NYMEX ultra low sulfur diesel contract closed at $1.89 per gallon or $0.31 per gallon higher than the average of $1.58 in fiscal 2017.

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

Income Taxes

Book Versus Tax Deductions

The amount of cash flow that we generate in any given year depends upon a variety of factors including the amount of cash income taxes that we are required to pay, which will increase as tax depreciation and amortization decreases. The amount of depreciation and amortization that we deduct for book (i.e., financial reporting) purposes will differ from the amount that we can deduct for tax purposes. The table below compares the estimated depreciation and amortization for book purposes to the amount that we expect to deduct for tax purposes based on currently owned assets. We file our tax returns based on a calendar year. The amounts below are based on our September 30 fiscal year.

Estimated Depreciation and Amortization Expense

	Book	Tax
2017	$29,134	$35,400
2018	30,605	26,734
2019	26,568	22,672
2020	22,781	19,021
2021	17,790	16,721
2022	14,399	14,833

Customer Attrition

We measure net customer attrition on an ongoing basis for our full service residential and commercial home heating oil and propane customers. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customers that are obtained through marketing efforts or lost at newly acquired businesses are included in these calculations. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis. Gross customer losses are the result of a number of factors, including price competition, move-outs, credit losses and conversion to natural gas. When a customer moves out of an existing home, we count the “move out” as a loss, and if we are successful in signing up the new homeowner, the “move in” is treated as a gain.

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2017			2016			2015
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	24,300	19,100	5,200	22,800	24,200	(1,400)	27,400	23,100	4,300
Second Quarter	13,200	16,400	(3,200)	13,700	19,300	(5,600)	16,000	18,200	(2,200)
Third Quarter	8,000	12,700	(4,700)	7,400	14,100	(6,700)	7,400	14,000	(6,600)
Fourth Quarter	12,400	16,500	(4,100)	11,400	21,200	(9,800)	13,900	17,900	(4,000)

Total	57,900	64,700	(6,800)	55,300	78,800	(23,500)	64,700	73,200	(8,500)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2017			2016			2015
	Gross Customer		Net Gains /	Gross Customer		Net Gains /	Gross Customer		Net Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	5.6%	4.4%	1.2%	5.0%	5.3%	(0.3%)	6.2%	5.2%	1.0%
Second Quarter	3.0%	3.7%	(0.7%)	3.0%	4.2%	(1.2%)	3.6%	4.1%	(0.5%)
Third Quarter	1.8%	2.9%	(1.1%)	1.6%	3.1%	(1.5%)	1.7%	3.1%	(1.4%)
Fourth Quarter	2.7%	3.6%	(0.9%)	2.5%	4.6%	(2.1%)	3.1%	4.0%	(0.9%)

Total	13.1%	14.6%	(1.5%)	12.1%	17.2%	(5.1%)	14.6%	16.4%	(1.8%)

For fiscal 2017, our net customer attrition improved by 16,700 accounts as we lost 6,800 accounts (net), or 1.5%, of our home heating oil and propane customer base, compared to 23,500 accounts lost (net), or 5.1% of our home heating oil and propane customer base, during the prior year’s comparable period. The net customer attrition rate improved by 3.6%. Our gross customer gains were 2,600 higher than the prior year’s comparable period and our gross customer losses were lower by 14,100 accounts. During the first fiscal quarter of fiscal 2017, net customer attrition improved by 6,600 accounts due to competitive margin management, certain marketing incentives, and more normal weather conditions, as we believe that customers did not see a need during the prior fiscal year first quarter (a very warm period) for the higher level of service that we can provide. During the second and third quarters of fiscal 2017, net customer attrition improved by 4,400 compared to the prior year period. Gross customer gains were higher by 100 accounts, and gross customer losses improved by 4,300 accounts. In the fourth quarter of fiscal 2017, net customer attrition improved by 5,700 accounts due largely to a reduction in gross customer losses of 4,700 accounts versus the fourth quarter of fiscal 2016. We believe that the modest increase in gross customer gains during the second, third and fourth quarters of fiscal 2017 can be in part attributable to competitive margin management and marketing incentives and that the lower level of gross customer losses reflect the impact of increased expenditures in the customer experience area and our focus on customer satisfaction and retention efforts. Also, in the fourth quarter of fiscal 2016, our losses were impacted by the purging of certain customers that were deemed to be inactive.

During fiscal 2016, we lost 23,500 accounts (net), or 5.1%, of our home heating oil and propane customer base, compared to 8,500 accounts lost (net), or 1.8% of our home heating oil and propane customer base, during fiscal 2015. For fiscal 2016, our gross customer gains were 9,400 accounts less than the prior year’s comparable period and gross customer losses were 5,600 accounts higher. We believe that gross customer gains in fiscal 2016 (and ability to attract new accounts in general) were impacted by the extremely warm weather since potential new accounts did not see a need for the higher level of service we can provide. We also believe that the precipitous drop in the wholesale cost of product over the last two fiscal years enabled competitors to lower their prices to levels not economically attractive for us. The increase in gross customer losses was due to customers leaving in search of lower prices, an increase in customers moving out of existing locations and the purging of certain customers that had switched their delivery classification from automatic to will call.

We estimate that we lost 1.2% of our home heating oil accounts in fiscal 2017 to natural gas conversions versus 1.3% for fiscal 2016 and 1.6% for fiscal 2015. Losses to natural gas in our footprint for the heating oil industry could be greater or less than our estimates. Conversions to natural gas may continue as it remains less expensive than home heating oil on an equivalent BTU basis.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of Star and its subsidiaries and should be read in conjunction with the historical financial and operating data and Notes thereto included elsewhere in this Annual Report.

Fiscal Year Ended September 30, 2017

Compared to Fiscal Year Ended September 30, 2016

Volume

For fiscal 2017, retail volume of home heating oil and propane sold increased by 14.4 million gallons, or 4.8%, to 316.9 million gallons, compared to 302.5 million gallons for fiscal 2016. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for fiscal 2017 were 7.0% colder than fiscal 2016 but 12.4% warmer than normal, as reported by NOAA. For fiscal 2017, net customer attrition for the base business was 1.5%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Fiscal 2016	302.5
Acquisitions	4.2
Impact of colder temperatures	18.6
Net customer attrition	(7.5)
Other	(0.9)

Change	14.4

Volume - Fiscal 2017	316.9

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers, and commercial/industrial/other customers for fiscal 2017 compared to fiscal 2016:

	Twelve Months Ended
Customers	September 30, 2017	September 30, 2016
Residential Variable	42.4%	40.8%
Residential Price-Protected	45.2%	46.5%
Commercial/Industrial/Other	12.4%	12.7%

Total	100.0%	100.0%

Volume of other petroleum products sold increased by 2.6 million gallons, or 2.4%, to 112.1 million gallons for fiscal 2017, compared to 109.5 million gallons for fiscal 2016, mainly attributable to acquisitions.

Product Sales

For fiscal 2017, product sales increased $154.1 million, or 16.9%, to $1.1 billion, compared to $0.9 billion for fiscal 2016, reflecting an increase in wholesale product costs of $0.2642 per gallon, or 20.2%, and an increase in total volume of 4.1%.

Installations and Services Sales

For fiscal 2017, installation and service sales increased $8.2 million, or 3.3%, to $258.5 million, compared to $250.3 million for fiscal 2016, largely due to higher air conditioning installation and service, sales growth in other services and acquisitions.

Cost of Product

For fiscal 2017, cost of product increased $135.6 million, or 25.1%, to $675.4 million, compared to $539.8 million for fiscal 2016, due largely to a $0.2642 per gallon, or 20.2%, increase in wholesale product cost and an increase in total volume of 4.1%.

Gross Profit—Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for fiscal 2017 increased by $0.0086 per gallon, or 0.8%, to $1.1308 per gallon, from $1.1222 per gallon during fiscal 2016. Our ability to achieve the per gallon margins in fiscal 2017 was due in part to the warm weather and relatively low cost of product. Going forward, we cannot assume that the per gallon margins realized in fiscal 2017 or fiscal 2016 are sustainable, for future periods. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Twelve Months Ended
	September 30, 2017		September 30, 2016
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	316.9		302.5

Sales	$854.1	$2.6951	$731.2	$2.4172
Cost	$495.7	$1.5643	$391.7	$1.2950

Gross Profit	$358.4	$1.1308	$339.5	$1.1222

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	112.1		109.5

Sales	$211.0	$1.8822	$179.8	$1.6415
Cost	$179.7	$1.6025	$148.1	$1.3520

Gross Profit	$31.3	$0.2797	$31.7	$0.2895

Total Product	Amount (in millions)		Amount (in millions)
Sales	$1,065.1		$911.0
Cost	$675.4		$539.8

Gross Profit	$389.7		$371.2

For fiscal 2017, total product gross profit was $389.7 million, which was $18.5 million, or 5.0%, more than fiscal 2016, due to an increase in home heating oil and propane volume ($16.1 million) sold at slightly higher margins ($2.7 million), reduced by lower gross profit from other petroleum products ($0.3 million).

Cost of Installations and Services

Total installation costs for fiscal 2017 increased by $2.8 million, or 3.7%, to $78.7 million, compared to $75.9 million in installation costs for fiscal 2016, largely due to higher air conditioning installations, sales growth in other services and acquisitions. Installation costs as a percentage of installation sales for fiscal 2017 and fiscal 2016 were 82.8% and 83.7%, respectively.

Service expense increased $7.9 million, or 5.1% to $161.0 million for fiscal 2017, representing 98.5% of service sales, versus $153.1 million, or 95.9% of service sales, for fiscal 2016. Of the total year-over-year increase, service expenses rose by $3.5 million during the first quarter of fiscal 2017 primarily due to the higher need to service our customer base in response to 33.6% colder temperatures versus the first quarter of fiscal 2016 (which was unusually warm). Service expenses also increased during the fiscal year due to costs required to support the rise in air conditioning service revenue, expense attributable to the growth in other services, expansion of our propane business, training costs for our new service platform, and acquisitions as well as normal expense increases. We realized a combined gross profit from service and installation of $18.8 million for fiscal 2017 compared to a combined gross profit of $21.3 million for fiscal 2016. We have evaluated our pricing and staffing models for our service offerings in several markets to increase the overall service profitability. Management views the service and installation department on a combined basis because many overhead functions cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During fiscal 2017, the change in the fair value of derivative instruments resulted in a $2.2 million credit as an increase in the market value for unexpired hedges (a $3.7 million credit) was partially offset by a $1.5 million charge due to the expiration of certain hedged positions.

During fiscal 2016, the change in the fair value of derivative instruments resulted in a $18.2 million credit due to the expiration of certain hedged positions (a $15.3 million credit) and an increase in the market value of unexpired hedges (a $2.9 million credit).

Delivery and Branch Expenses

For fiscal 2017, delivery and branch expenses increased $30.0 million, or 10.9%, to $306.5 million, compared to $276.5 million for fiscal 2016, due to the absence of a $12.5 million credit as was recorded in the first quarter of 2016 under our weather hedge contract, higher delivery expenses of $2.5 million, or 3.0%, due in part to the increase in home heating oil and propane volume of 3.4% in the base business, costs related to acquired entities of $4.5 million, higher sales commissions and premiums related to obtaining new accounts of $1.4 million, higher bank and credit card processing fees of $0.9 million due to a 14% increase in revenues, and an increase in spending of $8.2 million largely due to additional staffing in the areas of information technology, customer service, operations management, sales and marketing, and the costs related to implementing new technology. We believe the $8.2 million expense increase along with the higher premiums and sales commissions contributed to and positively impacted the 16,700 account improvement in net customer attrition.

Depreciation and Amortization

For fiscal 2017, depreciation and amortization expense increased by $1.4 million, or 5.1%, to $27.9 million, compared to $26.5 million for fiscal 2016 as a result of accelerated amortization of certain tradenames related to rebranding.

General and Administrative Expenses

For fiscal 2017, general and administrative expenses increased $1.6 million, to $25.0 million, from $23.4 million for fiscal 2016, primarily due to higher legal and professional expense of $0.9 million and increased staffing of $0.6 million primarily in the human resource area.

Finance Charge Income

For fiscal 2017, finance charge income increased by $1.0 million, or 31.7%, to $4.1 million compared to $3.1 million for fiscal 2016. The increase in the wholesale cost of product and the increase in volume led to higher product sales and thus an increase in accounts receivable balances subject to a finance charge.

Interest Expense, Net

For fiscal 2017, interest expense decreased $0.7 million, or 9.5%, to $6.8 million compared to $7.5 million for fiscal 2016 as a reduction in debt of $16.2 million and an increase in income earned on cash balances was partially offset by an increase in long-term borrowing rates.

Amortization of Debt Issuance Costs

For fiscal 2017, amortization of debt issuance costs was $1.3 million unchanged from fiscal 2016.

Income Tax Expense

For fiscal 2017, income tax expense decreased by $13.4 million to $20.4 million, from $33.7 million for fiscal 2016, primarily due to a decrease in income before income taxes of $31.4 million. Our effective income tax rate was 43.1% for fiscal 2017, compared to 42.9% for fiscal 2016.

Net Income

For fiscal 2017, net income decreased $18.0 million, or 40.1%, to $26.9 million, from $44.9 million for fiscal 2016 largely due to the decline in pretax income of $31.4 million.

Adjusted EBITDA

For fiscal 2017, Adjusted EBITDA decreased by $14.7 million, or 15.4%, to $81.0 million as the impact of higher home heating oil and propane volume sold and slightly higher home heating oil and propane margins were more than offset by the absence of a $12.5 million credit as was recorded in the first quarter of 2016 under our weather hedge contract, lower services and installations gross profit, additional staffing expenses in the areas of information technology, customer service, operations management, human resources and sales and marketing and other expense increases.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but each provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Twelve Months Ended September 30,
(in thousands)	2017	2016
Net income	$26,900	$44,934
Plus:
Income tax expense	20,376	33,738
Amortization of debt issuance cost	1,281	1,247
Interest expense, net	6,775	7,485
Depreciation and amortization	27,882	26,530

EBITDA (a)	83,214	113,934
(Increase) / decrease in the fair value of derivative instruments	(2,193)	(18,217)

Adjusted EBITDA (a)	81,021	95,717

Add / (subtract)
Income tax expense	(20,376)	(33,738)
Interest expense, net	(6,775)	(7,485)
Provision (recovery) for losses on accounts receivable	1,639	(639)
(Increase) decrease in accounts receivables	(19,844)	10,965
(Increase) decrease in inventories	(10,598)	9,979
(Decrease) increase in customer credit balances	(23,085)	6,490
Change in deferred taxes	10,134	9,670
Change in other operating assets and liabilities	8,942	10,998

Net cash provided by operating activities	$21,058	$101,957

Net cash used in investing activities	$(66,381)	$(19,631)

Net cash used in financing activities	$(41,157)	$(43,646)

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, multiemployer pension plan withdrawal charge, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products, without regard to financing methods and capital structure;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

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

Fiscal Year Ended September 30, 2016

Compared to Fiscal Year Ended September 30, 2015

Volume

For fiscal 2016, retail volume of home heating oil and propane sold decreased by 80.3 million gallons, or 21.0%, to 302.5 million gallons, compared to 382.8 million gallons for fiscal 2015. For those locations where the Company had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for fiscal 2016 were 21.6% warmer than fiscal 2015, and 17.8% warmer than normal, as reported by NOAA. For the twelve months ended September 30, 2016, net customer attrition for the base business was 5.3%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume—Fiscal 2015	382.8
Acquisitions	15.0
Weather impact	(78.1)
Net customer attrition	(18.4)
Other	1.2

Change	(80.3)

Volume -Fiscal 2016	302.5

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

Gross Profit—Product

The table below calculates the Company’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for fiscal 2016 increased by $0.016 per gallon, or 1.4%, to $1.1222 per gallon, from $1.1062 per gallon during fiscal 2015. The Company was able to expand its per gallon margins due to the decline in per gallon wholesale product costs. Over the last several years, the cost of home heating oil has declined significantly. Going forward, the Company cannot assume that the per gallon margins achieved during either fiscal 2016 or 2015 are sustainable. Product sales and cost of product include home heating oil, propane, other petroleum products, and liquidated damages billings.

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

Delivery and Branch Expenses

For fiscal 2016, delivery and branch expenses decreased $32.5 million, or 10.5%, to $276.5 million, compared to $309.0 million for fiscal 2015, as an acquisition related increase of $10.4 million was more than offset by lower delivery and branch expenses of $42.9 million, or 13.9%, largely due to the weather related decline in home heating oil and propane volume in the base business of 24.9%, lower bad debt expense of $4.3 million, and a $12.5 million credit recorded in the first quarter of fiscal 2016 under the Company’s weather hedge contract.

Depreciation and Amortization

For fiscal 2016, depreciation and amortization expense increased by $1.6 million, or 6.4%, to $26.5 million, compared to $24.9 million for fiscal 2015, due to acquisitions.

General and Administrative Expenses

For fiscal 2016, general and administrative expenses decreased $2.5 million, to $23.4 million, from $25.9 million for fiscal 2015, primarily due to a reduction in profit sharing. The Company accrues approximately 6% of Adjusted EBITDA, as defined in the profit sharing plan, for distribution to its employees, and this amount is payable when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in Adjusted EBITDA.

Multiemployer Pension Plan Withdrawal Charge

In fiscal 2015, we entered into an agreement among certain Star subsidiaries and the New England Teamsters and Trucking Industry Pension Fund (the “NETTI Fund”), a multiemployer pension plan in which such Star subsidiaries participate, providing for Star’s participating subsidiaries to withdraw from the NETTI Fund’s original employer pool and enter the NETTI Fund’s new employer pool. The withdrawal from the original employer pool triggered an undiscounted withdrawal obligation of $48.0 million to be paid in equal monthly installments over 30 years, or $1.6 million per year. The estimated annual after-tax cash impact of entering into this agreement is $0.9 million. In September 2015, we recorded a non-cash charge in order to establish a withdrawal obligation of approximately $17.8 million on the consolidated balance sheet, representing the present value of the $48.0 million of future payment obligation at a discount rate of 8.22%. We also recorded a non-cash deferred tax benefit from the agreement of approximately $7.0 million. We believe the new agreement reduces long-term financial risk for the Company. This 2015 expense is non-recurring.

Finance Charge Income

For fiscal 2016, finance charge income decreased by $1.7 million, or 35.3%, to $3.1 million compared to $4.8 million for fiscal 2015. The decline in the wholesale cost of product and the decline in volume sold led to lower product sales and thus a decline in accounts receivable balances subject to a finance charge.

Interest Expense, Net

For fiscal 2016, interest expense decreased $6.6 million, or 46.8%, to $7.5 million compared to $14.1 million for fiscal 2015. In September 2015, the Company redeemed its $125.0 million principal amount of 8.875% Senior Notes outstanding due 2017 with proceeds from a new, five year $100.0 million bank term-loan and cash. This refinancing drove the reduction in interest expense due to lower variable rates and lower principal outstanding.

Amortization of Debt Issuance Costs

For fiscal 2016, amortization of debt issuance costs decreased $0.6 million to $1.2 million compared to $1.8 million for fiscal 2015. The refinancing of the Company’s 8.875% Senior Notes with the bank term-loan resulted in a lower level of deferred charges to be written off.

Loss on Debt Redemption of Debt

In September 2015, the Company redeemed all of its $125.0 million principal amount of 8.875% Senior Notes due 2017, at the then current redemption price of $104.438 per $100 of principal plus accrued interest. The Company recorded a loss of $7.3 million on this transaction, resulting from the $5.5 million redemption price premium, the related write-offs of $1.5 million in unamortized deferred charges and $0.3 million of unamortized debt discount. This expense is non-recurring in fiscal 2016.

Income Tax Expense

For fiscal 2016, the Company’s income tax expense increased by $0.9 million to $33.7 million, from $32.8 million for fiscal 2015, primarily due to an increase in income before income taxes of $8.3 million, partially offset by a reduction in the effective income tax rate. The Company’s effective income tax rate was 42.9% for fiscal 2016, compared to 46.6 % for fiscal 2015. In fiscal 2015, the loss on the redemption of the Company’s $125.0 million principal amount of 8.875% Senior Notes due 2017 was not deductible at the Company’s corporate subsidiaries which caused an increase in the effective tax rate for that year.

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

During fiscal 2017, cash provided by operating activities decreased by $80.9 million to $21.1 million, when compared to $102.0 million of cash provided by operating activities during fiscal 2016, due to an unfavorable change in cash relating to accounts receivable of $60.4 million (including customer credit balances) and an increase in the cash used to purchase inventory of $20.6 million. The impact of colder weather and an increase in per gallon product cost drove increases in accounts receivable and product purchases and resulted in a much higher, albeit expected, use of cash.

During fiscal 2016, cash provided by operating activities decreased by $34.9 million to $102.0 million, compared to $136.9 million of cash provided by operating activities during fiscal 2015, largely due to a $29.7 million decrease in cash generated from operations and an unfavorable change in accounts receivable of $16.7 million (including customer credit balances). The impact of the significantly warmer weather drove the reduction in cash flow from operations and the change in accounts receivable. Cash flow from operations was positively impacted by a change in other assets and liabilities of $11.5 million.

Investing Activities

Our capital expenditures for fiscal 2017 totaled $12.2 million, as we invested in computer hardware and software ($4.1 million), refurbished certain physical plants ($2.5 million), expanded our propane operations ($2.5 million) and made additions to our fleet ($2.9 million) and other equipment ($0.2 million). We also completed seven acquisitions for aggregate purchase price of approximately $44.8 million; comprised of $43.3 million in cash and $1.5 million of deferred liabilities (including $0.6 million of contingent consideration). The gross purchase price was allocated $37.5 million to intangible assets, $10.2 million to fixed assets and reduced by $2.9 million in working capital credits.

We also deposited $11.6 million into an irrevocable trust to secure certain liabilities for our newly created captive insurance company.

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

Financing Activities

During fiscal 2017, we paid distributions of $23.8 million to our common unit holders, $0.6 million to our general partner (including $0.5 million of incentive distributions) and repaid $16.2 million of our term-loan.

During fiscal 2016, we paid distributions of $22.6 million to our common unit holders, $0.5 million to our general partner (including $0.4 million of incentive distributions as provided in our Partnership Agreement) and repaid $7.5 million of our term-loan. We also repurchased 1.4 million common units for $12.0 million in connection with our unit repurchase plan.

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of September 30, 2017 ($52.5 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and repaid from subsequent seasonal reductions in inventory and accounts receivable. As of September 30, 2017, we had no borrowings under our revolving credit facility and $48.0 million in letters of credit were outstanding, primarily for current and future insurance reserves, and our ability to borrow was reduced by $0.1 million to secure hedges with the bank group. (In October 2017, subsequent to the fiscal year, the letters of credit were reduced by $36.6 million to $11.4 million as we deposited $34.2 million of cash into an irrevocable trust to secure certain insurance liabilities in our captive insurance company.)

Under the terms of the third amended and restated credit agreement, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the maximum facility size and a fixed charge coverage ratio of not less than 1.1. While the term-loan is outstanding we must maintain a senior secured leverage ratio that at any time cannot be more than 3.0 as calculated during the quarters ending June or September, and at any time no more than 4.5 as calculated during the quarters ending December or March. As of September 30, 2017, Availability, as defined in the credit agreement, was $166.1 million and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

For fiscal 2018, capital expenditures primarily for maintenance purposes are estimated to be approximately $9.0 million, excluding the capital requirements for leased fleet which we currently estimate to be $10.3 million. In addition, we plan to invest an additional $3.4 million in our propane operations including several start-up operations. Distributions for fiscal 2018, at the current quarterly level of $0.11 per unit, would result in an aggregate of approximately $24.6 million to common unit holders, $0.6 million to our general partner (including $0.5 million of incentive distribution as provided for in our Partnership Agreement) and $0.5 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the general partner. Under the terms of our credit facility, our term-loan is repayable in quarterly payments of $2.5 million and we expect to repay $10.0 million in fiscal 2018. We also intend to contribute $2.0 million into Star’s frozen pension plan, pay $1.6 million to fund the NETTI agreement, continue to repurchase Common Units pursuant to our unit repurchase plan, and seek attractive acquisition opportunities within the Availability constraints of our credit agreement and funding resources. As previously mentioned, in October 2017 we deposited $34.2 million of cash in an irrevocable trust to secure certain liabilities for our captive insurance company.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no special purpose entities or off balance sheet debt, other than operating leases entered into in the ordinary course of business.

Long-term contractual obligations, except for our long-term debt and NETTI withdrawal obligations, are not recorded in our consolidated balance sheet. Non-cancelable purchase obligations are obligations we incur during the normal course of business, based on projected needs. The Company had no capital lease obligations as of September 30, 2017

The table below summarizes the payment schedule of our contractual obligations at September 30, 2017 (in thousands):

	Payments Due by Fiscal Year
	Total	2018	2019 and 2020	2021 and 2022	Thereafter
Long-term debt obligations (a)	$76,300	$10,000	$66,300	$—	$—
Operating lease obligations (b)	134,294	19,502	36,599	26,141	52,052
Purchase obligations and other (c)	75,913	14,331	13,857	8,670	39,055
Interest obligations (d)	9,638	4,858	4,780	—	—
Long-term liabilities reflected on the balance sheet (e)	1,896	350	700	700	146

	$298,041	$49,041	$122,236	$35,511	$91,253

(a)	Excludes potential prepayments resulting from Excess Cash Flow as defined in our credit agreement beyond fiscal year 2017.
(b)	Represents various operating leases for office space, trucks, vans and other equipment with third parties.
(c)	Represents non-cancelable commitments as of September 30, 2017 for operations such as weather hedge premiums, customer related invoice and statement processing, voice and data phone/computer services, real estate taxes on leased property and our undiscounted future payment obligations to the New England Teamsters and Trucking Industry Pension Fund.
(d)	Reflects interest obligations on our term loan due July 2020 and the unused commitment fee on the revolving credit facility.
(e)	Reflects long-term liabilities excluding a pension accrual of approximately $0.1 million. The Company is not obligated to make a minimum required contribution to its two frozen defined benefit pension plans in fiscal year 2018.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB has also issued several updates to ASU 2014-09. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2019, with early adoption permitted beginning in the first quarter of fiscal 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is in the process of evaluating the effect that ASU 2014-09 will have on its revenue streams, consolidated financial statements and related disclosures. The Company has not yet selected a transition method, nor does it intend to early adopt.

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The Company retrospectively adopted the ASU effective December 31, 2016. As a result of the adoption, certain prior year balances (September 30, 2016) changed to conform to the current year presentation as follows: deferred charges and other assets, net decreased from $11.9 million to $11.1 million and long-term debt decreased from $76.3 million to $75.4 million.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The update changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2018, with early adoption permitted. The Company does not expect ASU No. 2015-11 to have a material impact on its consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquiring entity to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquiring entity is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, the acquiring entity is to present separately on the face of its income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted the ASU effective December 31, 2016. The adoption of ASU No. 2015-16 did not have an impact on the Company’s consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The update requires all leases with a term greater than twelve months to be recognized on the balance sheet by calculating the discounted present value of such leases and accounting for them through a right-of-use asset and an offsetting lease liability, and the disclosure of key information pertaining to leasing arrangements. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2020, with early adoption permitted. The Company does not intend to early adopt. The Company is continuing to evaluate the effect that ASU No. 2016-02 could have on its consolidated financial statements and related disclosures, but has not yet selected a transition method. The new guidance will materially change how we account for operating leases for office space, trucks and other equipment. Upon adoption, we expect to recognize discounted right-of-use assets and offsetting lease liabilities related to our operating leases of office space, trucks and other equipment. As of September 30, 2017, the undiscounted future minimum lease payments through 2032 for such operating leases are approximately $134.3 million, but what amount of leasing activity is expected between September 30, 2017, and the date of adoption is currently unknown. For this reason we are unable to estimate the discounted right-of-use assets and lease liabilities as of the date of adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. The update broadens the information that an entity should consider in developing expected credit loss estimates, eliminates the probable initial recognition threshold, and allows for the immediate recognition of the full amount of expected credit losses. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2021, with early adoption permitted in the first quarter of fiscal 2020. The Company is evaluating the effect that ASU No. 2016-13 will have on its consolidated financial statements and related disclosures, but has not yet determined the timing of adoption.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update addresses the issues of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2019, with early adoption permitted. The Company has not determined the timing of adoption, but does not expect ASU 2016-15 to have a material impact on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flow (Topic 230): Restricted cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the ASU effective December 31, 2016. The adoption of ASU No. 2016-18 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2019, with early adoption permitted. The Company has not determined the timing of adoption, but does not expect ASU 2017-01 to have a material impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 230): Simplifying the test for goodwill impairment. The update simplifies how an entity is required to test goodwill for impairment. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but not exceed the total amount of goodwill allocated to the reporting unit. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2021, with early adoption permitted. The Company has not determined the timing of adoption, but does not expect ASU 2017-04 to have a material impact on its consolidated financial statements and related disclosures.

Critical Accounting Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to establish accounting policies and make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the Consolidated Financial Statements. The Company evaluates its policies and estimates on an on-going basis. A change in any of these critical accounting estimates could have a material effect on the results of operations. The Company’s Consolidated Financial Statements may differ based upon different estimates and assumptions. The Company’s critical accounting estimates have been reviewed with the Audit Committee of the Board of Directors.

Our significant accounting policies are discussed in Note 2 of the Notes to the Consolidated Financial Statements. We believe the following are our critical accounting policies and estimates:

Goodwill and Other Intangible Assets

We calculate amortization using the straight-line method over periods ranging from five to twenty years for intangible assets with finite useful lives based on historical statistics. We use amortization methods and determine asset values based on our best estimates using reasonable and supportable assumptions and projections. Key assumptions used to determine the value of these intangibles include projections of future customer attrition or growth rates, product margin increases, operating expenses, our cost of capital, and corporate income tax rates. For significant acquisitions we may engage a third party valuation firm to assist in the valuation of intangible assets of that acquisition. We assess the useful lives of intangible assets based on the estimated period over which we will receive benefit from such intangible assets such as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. At September 30, 2017, we had $105.2 million of net intangible assets subject to amortization. If lives were shortened by one year, we estimate that amortization for these assets for fiscal 2017 would have increased by approximately $3.3 million.

FASB ASC 350-10-05, Intangibles-Goodwill and Other, requires goodwill to be assessed at least annually for impairment. The Company has one reporting unit and performs its annual assessment at the end of August. As provided for by the standard, we performed qualitative assessments (commonly referred to as Step 0) to evaluate whether it is more-likely-than-not (a likelihood that is more than 50%) that goodwill has been impaired, as a basis to determine whether it is necessary to perform the two-step quantitative impairment test. The Company’s qualitative assessment included a review of factors such as our reporting unit’s market value compared to its carrying value, our short-term and long-term unit price performance, our planned overall business strategy compared to recent financial results, as well as macroeconomic conditions, industry and market considerations, cost factors, and other relevant Company-specific events. In considering the totality of the qualitative factors assessed, based on the weight of evidence it was determined that it was not more-likely-than-not that goodwill was impaired as of August 31, 2017, and as such it was determined that further goodwill testing was not necessary.

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

Fair Values of Derivatives

FASB ASC 815-10-05, Derivatives and Hedging, requires that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. The Company has elected not to designate its derivative instruments as hedging instruments under this guidance, and the change in fair value of the derivative instruments are recognized in our statement of operations.

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

Insurance Reserves

We currently self-insure a portion of workers’ compensation, auto, general liability and medical claims. We establish reserves based upon expectations as to what our ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience, supplemented by a third-party actuary. We periodically evaluate the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2017, we had approximately $63.9 million of net insurance reserves. The ultimate resolution of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material adverse effect on results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At September 30, 2017, we had outstanding borrowings totaling $76.3 million, which are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $0.4 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at September 30, 2017, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $13.2 million to a fair market value of $19.1 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $7.6 million to a negative fair market value of $1.7 million.

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

Our general partner’s chief executive officer and its chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of September 30, 2017.

The effectiveness of our internal control over financial reporting as of September 30, 2017 has been audited by our independent registered public accounting firm, as stated in their report which is included herein.

(c) Change in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Other

Our general partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of our general partner have concluded, as of September 30, 2017, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Partnership Management

Our general partner is Kestrel Heat. The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel, which is a private equity investment partnership formed by Yorktown Energy Partners VI, L.P., Paul A. Vermylen Jr. and other investors.

Kestrel Heat, as our general partner, oversees our activities. Unitholders do not directly or indirectly participate in our management or operation or elect the directors of the general partner. The Board of Directors (sometimes referred to as the “Board”) of Kestrel Heat has adopted a set of Partnership Governance Guidelines in accordance with the requirements of the New York Stock Exchange. A copy of these Guidelines is available on our website at www.stargrouplp.com or a copy may be obtained without charge by contacting Richard F. Ambury, (203) 328-7310.

As of November 30, 2017, Kestrel Heat and its affiliates owned an aggregate of 500,000 common units, representing 1% of the issued and outstanding common units, and Kestrel Heat owned 325,729 general partner units.

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

As is commonly the case with publicly traded limited partnerships, the general partner does not directly employ any of the persons responsible for managing or operating Star.

Directors and Executive Officers of the General Partner

Directors are appointed for an indefinite term, subject to the discretion of Kestrel. The following table shows certain information for directors and executive officers of the general partner as of November 30, 2017:

Name	Age	Position
Paul A. Vermylen, Jr.	70	Chairman, Director
Steven J. Goldman	57	President, Chief Executive Officer and Director
Richard F. Ambury	60	Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Richard G. Oakley	57	Senior Vice President—Accounting
Henry D. Babcock(1)	77	Director
C. Scott Baxter(1)	56	Director
Daniel P. Donovan	71	Director
Bryan H. Lawrence	75	Director
Sheldon B. Lubar	88	Director
William P. Nicoletti (1)	72	Director

(1)	Audit Committee member

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

Mr. Goldman’s in-depth knowledge of the Company’s business and his substantial experience in the home heating oil industry, among other factors, led the Board to conclude that he should serve as a director of Kestrel Heat.

Richard F. Ambury. Mr. Ambury has been Executive Vice President of Kestrel Heat since May 1, 2010 and has been Chief Financial Officer, Treasurer and Secretary of Kestrel Heat since April 28, 2006. Mr. Ambury was Chief Financial Officer, Treasurer and Secretary of Star Group from May 2005 until April 28, 2006. From November 2001 to May 2005, Mr. Ambury was Vice President and Treasurer of Star Group. From March 1999 to November 2001, Mr. Ambury was Vice President of Star Gas Propane, L.P. From February 1996 to March 1999, Mr. Ambury served as Vice President—Finance of Star Gas Corporation, a predecessor general partner. Mr. Ambury was employed by Petroleum Heat and Power Co., Inc. from June 1983 through February 1996, where he served in various accounting/finance capacities. From 1979 to 1983, Mr. Ambury was employed by a predecessor firm of KPMG, a public accounting firm. Mr. Ambury has been a Certified Public Accountant since 1981 and is a graduate of Marist College.

Richard G. Oakley. Mr. Oakley has been Senior Vice President of Kestrel Heat since May 1, 2014. From May 22, 2006 until April 30, 2014, Mr. Oakley was Vice President and Controller of Kestrel Heat. From September 1982 until May 2006 he held various positions with Meenan Oil Co. LP, most recently that of Controller since 1993. Mr. Oakley is a graduate of Long Island University.

Henry D. Babcock. Mr. Babcock has been a director of Kestrel Heat since April 28, 2006. He is also President of The Caumsett Foundation, Inc., a non-profit that supports Caumsett Historic State Park Preserve. Until his retirement in 2010, Mr. Babcock had worked with Train, Babcock Advisors LLC, a private registered investment advisor, since 1976, becoming a Member in 1980. Prior to this, he ran an affiliated venture capital company active in the U.S. and abroad. Mr. Babcock received a BA from Yale University and an MBA from Columbia. He served in the U.S. Army for three years.

Mr. Babcock’s significant experience in capital markets, corporate finance and venture capital, among other factors, led the Board to conclude that he should serve as a director of Kestrel Heat.

Scott Baxter. Mr. Baxter has been a director of Kestrel Heat since April 28, 2006. Mr. Baxter is currently Managing Director and Head of Energy for Sagent Advisors, headquartered in New York City. Mr. Baxter has over 25 years of energy investment banking experience and has been a primary advisor in sourcing and executing over $150 billion in corporate M&A, restructuring and equity financing transactions in the energy industry. Mr. Baxter also has significant experience advising independent committees of boards including rendering over 30 independent fairness opinions spanning the upstream, downstream and midstream energy sectors including for many MLPs.

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

Daniel P. Donovan. Mr. Donovan has been a director of Kestrel Heat since April 28, 2006. Mr. Donovan was Chief Executive Officer of Kestrel Heat from May 31, 2007 to September 30, 2013 and had been President from April 28, 2006 to September 30, 2013. From April 28, 2006 to May 30, 2007 Mr. Donovan was also the Chief Operating Officer of Kestrel Heat. Mr. Donovan was the President and Chief Operating Officer of a predecessor general partner, Star Gas LLC (“Star Gas”), from March 2005 until April 28, 2006. From May 2004 to March 2005 he was President and Chief Operating Officer of the Company’s heating oil segment. Mr. Donovan held various management positions with Meenan Oil Co. LP, from January 1980 to May 2004, including Vice President and General Manager from 1998 to 2004. Mr. Donovan worked for Mobil Oil Corp. from 1971 to 1980. His last position with Mobil was President and General Manager of its heating oil subsidiary in New York City and Long Island. Mr. Donovan is a graduate of St. Francis College in Brooklyn, New York and received an M.B.A. from Iona College.

Mr. Donovan’s in-depth knowledge of the Company’s business, having been its president and chief executive officer, and his substantial experience in the home heating oil industry, among other factors, led the Board to conclude that he should serve as a director of Kestrel Heat.

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

Director Independence

Section 303A of the New York Stock Exchange listed company manual provides that limited partnerships are not required to have a majority of independent directors. It is the policy of the Board of Directors that the Board shall at all times have at least three independent directors or such higher number as may be necessary to comply with the applicable federal securities law requirements. For the purposes of this policy, “independent director” has the meaning set forth in Section 10A(m) of the Securities Exchange Act of 1934, as amended, any applicable stock exchange rules and the rules and regulations promulgated in the Partnership governance guidelines available on its website www.stargrouplp.com. The Board of Directors has determined that Messrs. Nicoletti, Babcock, and Baxter are independent directors.

Meetings of Directors

During fiscal 2017, the Board of Directors of Kestrel Heat met seven times. All directors attended each meeting except for three meetings in which a director did not attend.

Committees of the Board of Directors

Kestrel Heat’s Board of Directors has one standing committee, the Audit Committee. Its members are appointed by the Board of Directors for a one-year term and until their respective successors are elected. The NYSE corporate governance standards do not require limited partnerships to have a Nominating or Compensation Committee.

Audit Committee

William P. Nicoletti, Henry D. Babcock and C. Scott Baxter have been appointed to serve on the Audit Committee, which has adopted an Audit Committee Charter. Mr. Nicoletti serves as chairman of the Audit Committee. A copy of this charter is available on the Company’s website at www.stargrouplp.com or a copy may be obtained without charge by contacting Richard F. Ambury at (203) 328-7310. The Audit Committee reviews the external financial reporting of the Company, selects and engages the Company’s independent registered public accountants and approves all non-audit engagements of the independent registered public accountants.

Members of the Audit Committee may not be employees of Kestrel Heat’s or its affiliated companies and must otherwise meet the New York Stock Exchange and SEC independence requirements for service on the Audit Committee. The Board of Directors has determined that Messrs. Nicoletti, Babcock and Baxter are independent directors in that they do not have any material relationships with the Company (either directly, or as a partner, shareholder or officer of an organization that has a relationship with the Company) and they otherwise meet the independence requirements of the NYSE and the SEC. The Company’s Board of Directors has also determined that at least one member of the Audit Committee, Mr. Nicoletti, meets the SEC criteria of an “audit committee financial expert.” Please see Mr. Nicoletti’s biography under “Directors and Officers of the General Partner” for his relevant experience regarding his qualifications as an “audit committee financial expert.”

During fiscal 2017, the Audit Committee of Kestrel Heat, LLC met six times. All directors attended each meeting except for one meeting in which a director did not attend.

Conflicts Committee

William P. Nicoletti, Henry D. Babcock and C. Scott Baxter were appointed to serve on the Conflicts Committee to review and to evaluate the Company’s election to be treated as a corporation, instead of a partnership, for federal income tax purposes (commonly referred to as a “check-the-box election”), along with amendments to our partnership agreement to effect such changes in income tax classification. Mr. Baxter served as chairman of the Conflicts Committee. The Conflicts Committee approved the Company’s election to be treated as a corporation, instead of a partnership, for federal income tax purposes and the amendments to our partnership agreement to effect such changes in income tax classification by unanimous written consent on August 14, 2017.

Reimbursement of Expenses of the General Partner

The general partner does not receive any management fee or other compensation for its management of the Company. The general partner is reimbursed for all expenses incurred on behalf of the Company, including the cost of compensation that are properly allocable to the Company. The Partnership Agreement provides that the general partner shall determine the expenses that are allocable to the Company in any reasonable manner determined by the general partner in its sole discretion. In addition, the general partner and its affiliates may provide services to the Company for which a reasonable fee would be charged as determined by the general partner. There were no reimbursements of the General Partner in fiscal year 2017.

Adoption of Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics that applies to our officers and employees and our directors. A copy of the Code of Business Conduct and Ethics is available on our website at www.stargrouplp.com or a copy may be obtained without charge, by contacting Investor Relations, (203) 328-7310.

We intend to post amendments to or waivers of our Code of Business Conduct and Ethics (to the extent applicable to any executive officer or director) on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on copies of reports furnished to us, we believe that during fiscal year 2017, all reporting persons complied with the Section 16(a) filing requirements applicable to them.

Non-Management Directors and Interested Party Communications

The non-management directors on the Board of Directors of the general partner are Messrs. Babcock, Baxter, Donovan, Lawrence, Lubar, Nicoletti and Vermylen. The non-management directors have selected Mr. Vermylen, the Chairman of the Board, to serve as lead director to chair executive sessions of the non-management directors. Interested parties who wish to contact the non-management directors as a group may do so by contacting Paul A. Vermylen, Jr. c/o Star Group, L.P., 9 West Broad Street, Suite 310, Stamford, CT 06902.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our Third Amended and Restated Agreement of Limited Partnership, provides that our general partner, Kestrel Heat, shall conduct, direct and manage all activities of the Company. The limited liability company agreement of the general partner provides that the business of the general partner shall be managed by a Board of Directors. The responsibility of the Board is to supervise and direct the management of the Company in the interest and for the benefit of our unitholders. Among the Board’s responsibilities is to regularly evaluate the performance and to approve the compensation of the Chief Executive Officer and, with the advice of the Chief Executive Officer, regularly evaluate the performance and approve the compensation of key executives.

As a limited partnership that is listed on the New York Stock Exchange, we are not required to have a Compensation Committee. Since the Chairman of the general partner and the majority of the Board are not employees, the Board determined that it has adequate independence to act in the capacity of a Compensation Committee to establish and review the compensation our executive officers and directors. The Board is comprised of Paul A. Vermylen Jr. (Chairman), Steven J. Goldman (President and Chief Executive Officer), Daniel P. Donovan, Henry D. Babcock, C. Scott Baxter, Bryan H. Lawrence, Sheldon B. Lubar, and William P. Nicoletti.

Throughout this Report, each person who served as chief executive officer (“CEO”) during fiscal 2017, each person who served as chief financial officer (“CFO”) during fiscal 2017 and the one other most highly compensated executive officer serving at September 30, 2017 (there being no other executive officers who earned more than $100,000 during fiscal 2017) are referred to as the “named executive officers” and are included in the Executive Compensation Table.

In this Compensation Discussion and Analysis, we address the compensation paid or awarded to Messrs. Goldman, Ambury and Oakley. We refer to these executive officers as our “named executive officers.”

Compensation decisions for the above named executive officers were made by the Board of Directors of the Company.

Compensation Philosophy and Policies

The primary objectives of our compensation program, including compensation of the named executive officers, are to attract and retain highly qualified officers, employees and directors and to reward individual contributions to our success. The Board of Directors considers the following policies in determining the compensation of the named executive officers:

•	compensation should be related to the performance of the individual executive and the performance measured against both financial and non-financial achievements;

•	compensation levels should be competitive to ensure that we will be able to attract, motivate and retain highly qualified executive officers; and

•	compensation should be related to improving unitholder value over time.

Compensation Methodology

The elements of our compensation program for named executive officers are intended to provide a total incentive package designed to drive performance and reward contributions in support of business strategies at the Company. Subject to the terms of employment agreements that have been entered into with the named executive officers, all compensation determinations are discretionary and subject to the decision-making authority of the Board of Directors. We do not use benchmarking as a fixed criterion to determine compensation. Rather, after subjectively setting compensation based on the policies discussed above under “Compensation Philosophy and Policies” , we reviewed the compensation paid to officers holding similar positions at our peer group companies and certain information for privately held companies to obtain a general understanding of the reasonableness of base salaries and other compensation payable to our named executive officers. Our peer group of public companies was comprised of the following companies: Amerigas Partners, L.P., Suburban Propane Partners, L.P., Ferrellgas Partners, L.P. and Global Partners, L.P. We chose these companies because they are engaged in the distribution of energy products like us.

Elements of Executive Compensation

For the fiscal year ended September 30, 2017, the principal components of compensation for the named executive officers were:

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

The majority of the Company’s compensation allocation is weighted towards base salary and annual discretionary profit sharing allocation. In addition, during fiscal 2017, an aggregate of $214,378 was paid to the named executive officers under the terms of the management incentive compensation plan and represented a small portion of the executive compensation that was paid to these officers. If we are successful in increasing the overall level of distributions payable to unitholders, the amounts payable to the named executive officers under the management incentive compensation plan should increase.

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

Base Salary

The Board of Directors establishes base salaries for the named executive officers based on a number of factors, including:

•	The historical salaries for services rendered to the Company and responsibilities of the named executive officer.

•	The salaries of equivalent executive officers at our peer group companies and other data for our industry.

•	The prevailing levels of compensation and cost of living in the location in which the named executive officer works.

In determining the initial base compensation payable to individual named executive officers when they are first hired by Star, our starting point is the historical compensation levels that we have paid to officers performing similar functions over the past few years. We also consider the level of experience and accomplishments of individual candidates and general labor market conditions, including the availability of candidates to fill a particular position. When we make adjustments to the base salaries of existing named executive officers, we review the individual’s performance, the value each named executive officer brings to us and general labor market conditions.

Elements of individual performance considered, among others, without any specific weight given to each element, include business-related accomplishments during the year, difficulty and scope of responsibilities, effective leadership, experience, expected future contributions to the Company and difficulty of replacement. While base salary provides a base level of compensation intended to be competitive with the external market, the base salary for each named executive officer is determined on a subjective basis after consideration of these factors and is not based on target percentiles or other formal criteria. Although we believe that base salaries for our named executive officers are generally competitive with the external market, we do not use benchmarking as a fixed criterion to determine base compensation. Rather, after subjectively setting base salaries based on the above factors, we review the compensation paid to officers holding similar positions at our peer group companies to obtain a general understanding of the reasonableness of base salaries and other compensation payable to our named executive officers. We also take into account geographic differences for similar positions in the New York Metropolitan area. While cost of living is considered in determining annual increases, we do not typically provide full cost of living adjustments as salary increases are constrained by budgetary restrictions and the ability to fund the Company’s current cash needs such as interest expense, maintenance capital, income taxes and distributions.

Profit Sharing Allocations

We maintain a profit sharing pool for certain employees, including named executive officers, which is equal to approximately 6% of our earnings before income taxes, depreciation and amortization, excluding items affecting comparability (“adjusted EBITDA”) for the given fiscal year. The annual discretionary profit sharing allocations paid to the named executive officers are payable from this pool. The size of the pool fluctuates based upon upward or downwards changes in adjusted EBITDA and the size of an individual award to a named executive officer fluctuates based on the size of the profit sharing pool and the number of participants in the plan. Depending upon the size of the profit sharing pool, and the number of participants in the plan, the amount paid to the named executive officers could be more or less.

There are no set formulas for determining the amount payable to our named executive officers from the profit sharing plan. Factors considered by our CEO and the Board in determining the level of profit sharing allocations generally include, without assigning a particular weight to any factor:

•	whether or not we achieved certain budgeted goals for the year and any material shortfalls or superior performances relative to expectations. Under the plan, no profit sharing was payable with respect to fiscal 2017 unless we have achieved actual adjusted EBITDA for fiscal 2017 of at least 70% of the amount of budgeted adjusted EBITDA for fiscal 2017.

•	the level of difficulty associated with achieving such objectives based on the opportunities and challenges encountered during the year; and

•	significant transactions or accomplishments for the period not included in the goals for the year.

Our CEO takes these factors into consideration as well as the relative contributions of each of the named executive officers to the year’s performance in developing his recommendations for profit sharing amounts. Based on such assessment, our CEO submits recommendations to the Board of Directors for the annual profit sharing amounts to be paid to our named executive officers (other than the CEO), for the Board’s review and approval. Similarly, the Chairman assesses the CEO’s contribution toward meeting the Company’s goals based upon the above factors, and recommends to the Board of Directors a profit sharing allocation for the CEO it believes to be commensurate with such contribution.

The Board of Directors retains the ultimate discretion to determine whether the named executive officers will receive annual profit sharing allocations based upon the factors discussed above.

Management Incentive Compensation Plan

In fiscal 2007, following our recapitalization, the Board of Directors adopted the Management Incentive Compensation Plan (the “Plan”) for certain named employees. Under the Plan, employees who participate shall be entitled to receive a pro rata share (as determined in the manner described below) of an amount in cash equal to:

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

We believe that the Plan provides a long-term incentive to its participants because it encourages Star’s management to increase available cash for distributions in order to trigger the incentive distributions that are only payable if distributions from available cash exceeds certain target distribution levels, with higher amounts of incentive distributions triggered by higher levels of distributions. Such increases are not sustainable on a consistent basis without long-term improvements in our operations. In addition, under certain Plan amendments that were adopted in 2012, the participation points of existing plan participants will vest and become irrevocable over a four year period, provided that the participants continue to be employed by us during the vesting period. We believe that this will help ensure that the Plan participants, which include our named executive officers, will have a continuing personal interest in the success of Star.

The pro rata share payable to each participant under the Plan is based on the number of participation points as described under “Fiscal 2017 Compensation Decisions—Management Incentive Compensation Plan.” The amount paid in Incentive Distributions is governed by the Partnership Agreement and the calculation of Available Cash (as defined in our Partnership Agreement) is distributed to the holders of our common units and general partner units in the following manner:

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

To fund the benefits under the Plan, Kestrel Heat has agreed to permanently and irrevocably forego receipt of the amount of Incentive Distributions that are payable to plan participants. For accounting purposes, amounts payable to management under this Plan will be treated as compensation and will reduce both EBITDA and net income but not adjusted EBITDA. Kestrel Heat has also agreed to contribute to the Company, as a contribution to capital, an amount equal to the Gains Interest payable to participants in the Plan by the Company. The Company is not required to reimburse Kestrel Heat for amounts payable pursuant to the Plan.

The Plan is administered by our Chief Financial Officer under the direction of the Board or by such other officer as the Board may from time to time direct. In general, no payments will be made under the Plan if we are not distributing cash under the Incentive Distributions described above.

Effective as of July 19, 2012, the Board of Directors adopted certain amendments (the “Plan Amendments”) to the Plan. Under the Plan Amendments, the number and identity of the Plan participants and their participation interests in the Plan have been frozen at the current levels. In addition, under the Plan Amendments, the plan benefits (to the extent vested) may be transferred upon the death of a participant to his or her heirs. A participant’s vested percentage of his or her plan benefits will be 100% during the time a participant is an employee or consultant of the Company. Following the termination of such positions, a participant’s vested percentage shall be equal to 20% for each full or partial year of employment or consultation with us starting with the fiscal year ended September 30, 2012 (33 1/3% in the case of the Company’s chief executive officer at that time).

We distributed $481,256 in Incentive Distributions under the Plan during fiscal 2017, including payments to the named executive officers of approximately $214,378. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its general partner units within the next twelve months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

Retirement and Health Benefits

We offer a health and welfare and retirement program to all eligible employees. The named executive officers are generally eligible for the same programs on the same basis as other employees of Star. We maintain a tax-qualified 401(k) retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Under the 401(k) plan, subject to IRS limitations, each participant can contribute from 0% to 60% of compensation.

We make a 4% (or a maximum of 5.5% for participants who had 10 or more years of service at the time our defined benefit plans were frozen and who have reached the age 55) core contribution of a participant’s compensation and generally can match 2/3 (up to 3.0%) of a participant’s contributions, subject to IRS limitations.

In addition, we have two frozen defined benefit pension plans that were maintained for all its eligible employees, including certain executive officers. The present value of accumulated benefits under these frozen defined benefit pension plans for certain executive officers is provided in the table labeled, pension plans pursuant to which named executive officers have an accumulated benefit but are not currently accruing benefits.

Fiscal 2017 Compensation Decisions

For fiscal 2017, the foregoing elements of compensation were applied as follows

Base Salary

The following table sets forth each named executive officer’s base salary as of October 1, 2017 and the percentage increase in base salary over October 1, 2016. The current base salaries for our named executive officers were determined based upon the factors discussed under the caption “Base Salary.” The average percentage increase in base salary for executives in our peer group was approximately 1.8%.

Name	Salary	Percentage Change From Prior Year
Steven J. Goldman	$465,000	3.3%
Richard F. Ambury	$391,610	4.0%
Richard G. Oakley	$256,250	2.5%

Annual Discretionary Profit Sharing Allocation

Based on the annual performance reviews for our CEO and named executive officers, the Board approved annual profit sharing allocations as reflected in the “Summary Compensation Table” and notes thereto. For fiscal 2017 the profit sharing amounts reflected in the Summary Compensation Table are (2)%, 3%, and 4% higher (lower) than fiscal 2016 for Messrs. Goldman, Ambury, and Oakley, respectively. One of our primary performance measures for profit sharing purpose is adjusted EBITDA. This adjusted EBITDA decreased by just $1.2 million, or 1.4%, to $ 83.5 million for fiscal 2017. For our peer group, the average percentage decrease in Adjusted EBITDA was 13.8%, but the average percentage increase in total compensation was 18.5%. Another performance measure is acquisitions and in fiscal 2017, we completed seven acquisitions with an aggregate purchase price of approximately $44.8 million ($43.3 million in cash and $1.5 million of deferred liabilities) and added approximately 28,300 customers. Messrs. Goldman, Ambury, and Oakley were instrumental in the analysis that led to the successful integration of these transactions. Mr. Goldman continued to focus on our initiatives to increase revenues other than through the sale of home heating oil and organically expanded our presence in the distribution of propane.

Messrs. Ambury and Oakley spear-headed the analysis for our unitholders vote to have the Company elect to be treated as a corporation, instead of a partnership, for federal income tax purposes (commonly referred to as a “check-the-box election.”). Messrs. Ambury and Oakley also focused much of their time on tax planning which in part led to an $18.1 million reduction in cash income taxes paid in fiscal 2017 versus fiscal 2016.

Management Incentive Compensation Plan

In 2012 under the Plan Amendments adopted by the Board, the number and identity of the Plan participants and their participation points were frozen at the current levels in order to more closely align the interests of Plan participants and unitholders and to give Plan participants a continuing personal interest in our success. The number of participation points that were previously awarded to the named executive officers was based on the length of service and level of responsibility of the named executive and our desire to retain the named executive.

In fiscal 2017, $214,378 was paid to the named executive officers under the Plan as indicated in the following chart:

Name	Points	Percentage	Management Incentive Payments
Steven J. Goldman	215	19.5%	$94,064
Richard F. Ambury	235	21.4%	102,814
Richard G. Oakley	40	3.6%	17,500
Other Plan Participants (a)	610	55.5%	266,878

Total	1,100	100.0%	$481,256

(a)	Includes 300 points (27.3%) that were awarded to Mr. Donovan prior to his retirement as the Company’s President and Chief Executive Officer effective September 30, 2013.

Retirement and Health Benefits

The named executive officers participate in our retirement and health benefit plans.

Employment Contracts and Severance Agreements

Agreement with Steven J. Goldman

Effective October 1, 2013, Steven J. Goldman was appointed President and Chief Executive Officer. Mr. Goldman entered into a three year employment agreement with us effective as of October 1, 2013. In December 2016 we entered into an employment agreement with Mr. Goldman effective as of October 1, 2016 where Mr. Goldman will continue to serve as President and Chief Executive Officer on an at-will basis. Under his employment agreement, if Mr. Goldman is terminated for reasons other than cause or if he terminates his employment for good reason, Mr. Goldman will be entitled to one year’s salary as severance.

Agreement with Richard F. Ambury

We entered into an employment agreement with Mr. Ambury effective as of April 28, 2008. Mr. Ambury will serve as Chief Financial Officer and Treasurer on an at-will basis. The employment agreement provides for one year’s salary as severance if Mr. Ambury’s employment is terminated without cause or by Mr. Ambury for good reason.

Agreement with Richard G. Oakley

Effective November 2, 2009, we entered into an agreement with Mr. Richard G. Oakley pursuant to which Mr. Oakley will continue to be employed as Senior Vice President on an at-will basis, and provides for one year’s salary as severance if his employment is terminated for reasons other than cause.

Change In Control Agreements

We have entered into a Change In Control Agreement with Mr. Goldman, Chief Executive Officer and Mr. Ambury, Chief Financial Officer. Under the terms of each agreement, if either of these executive officers is terminated as a result of a change in control (as defined in the agreement) he will be entitled to a payment equal to two times his base annual salary in the year of such termination plus two times the average amount paid as a bonus and/or as profit sharing during the three years preceding the year of such termination. The term change in control means the present equity owners of Kestrel and their affiliates collectively cease to beneficially own equity interests having the voting power to elect at least a majority of the members of the Board of Directors or other governing board of the general partner or any successor entity. If a change in control were to have occurred and their employment was terminated as of the date of this report, Mr. Goldman would have received a payment of $2,290,673 and Mr. Ambury would have received a payment of $1,877,733.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and senior executives. These agreements provide for us to, among other things, indemnify such persons against certain liabilities that may arise by reason of their status or service as directors or officers, to advance their expenses incurred as a result of a proceeding as to which they may be indemnified and to cover such person under any directors’ and officers’ liability insurance policy we choose, in our discretion, to maintain. These indemnification agreements are intended to provide indemnification rights to the fullest extent permitted under applicable indemnification rights statutes in the State of Delaware and are in addition to any other rights such person may have under our Partnership Agreement and the limited liability company agreement of our general partner, and applicable law. We believe these indemnification agreements enhance our ability to attract and retain knowledgeable and experienced executives and independent, non-management directors.

Board of Directors Report

The Board of Directors of the general partner of the Company does not have a separate compensation committee. Executive compensation is determined by the Board of Directors.

The Board of Directors reviewed and discussed with the Company’s management the Compensation Discussion and Analysis contained in this annual report on Form 10-K. Based on that review and discussion, the Board of Directors recommends that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year ended September 30, 2017.

Paul A. Vermylen, Jr.

Steven J. Goldman

Henry D. Babcock

C. Scott Baxter

Daniel P. Donovan

Bryan H. Lawrence

Sheldon B. Lubar

William P. Nicoletti

Executive Compensation Table

The following table sets forth the annual salary compensation, bonus and all other compensation awards earned and accrued by the named executive officers in the fiscal year.

	Summary Compensation Table
							Change in
							Pension
						Non-	Value and
						Equity	Nonqualified
						Incentive	Deferred
Name and	Fiscal			Unit	Option	Plan	Comp.	All Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Comp.(1)	Earnings (2)	Comp.(3)	Total
Steven J. Goldman	2017	$450,000	—	—	—	$536,060	$—	$135,834	$1,121,894
President and	2016	$420,000	—	—	—	$547,000	$—	$120,563	$1,087,173
Chief Executive Officer	2015	$390,000	—	—	—	$957,950	$—	$102,563	$1,450,513
Richard F. Ambury	2017	$384,079	—	—	—	$445,320	$—	$147,254	$976,653
Chief Financial Officer,	2016	$368,100	—	—	—	$434,000	$40,838	$129,326	$972,264
Treasurer and Executive	2015	$353,947	—	—	—	$762,450	$6,942	$110,522	$1,233,861
Vice President
Richard G. Oakley	2017	$253,125	—	—	—	$152,000	$—	$61,377	$466,502
Senior Vice President -	2016	$247,083	—	—	—	$145,750	$62,632	$58,491	$513,956
Accounting	2015	$242,083	—	—	—	$275,000	$9,236	$53,975	$580,294

(1)	Payable pursuant to the Company’s profit sharing pool, which is described under “Compensation Discussion and Analysis. – Profit Sharing Allocation.”

(2)	We have two frozen defined benefit pension plans that we sometimes refer in this Report as the Petro defined benefit pension plan and the Meenan defined benefit pension plan, where participants are not accruing additional benefits. Mr. Ambury also participated in a tax-qualified supplemental employee retirement plan which prior to being frozen in 1997, represented contributions to an employee plan to compensate for a reduction in certain benefits prior to 1997. Included in Mr. Ambury’s amounts for the Change in Pension Value and Nonqualified Deferred Comp. Earnings are $0, $6,560 and $1,115 for fiscal years 2017, 2016, and 2015 respectively, for the actuarial changes in the value of his frozen supplemental employee retirement plan. The change in all the named executive’s pension values (including the supplemental employee retirement plan) are non-cash, and reflect normal adjustments resulting from changes in discount rates and government mandated mortality tables.
(3)	All other compensation is subdivided as follows:

Name	Management Incentive Compensation Plan	Company Match and Core Contribution to 401(K) Plan	Car Allowance or Monetary Value for Personal Use of Company Owned Vehicle	Total
Steven J. Goldman	$94,064	$16,346	$25,424	$135,834
Richard F. Ambury	$102,814	$20,440	$24,000	$147,254
Richard G. Oakley	$17,500	$19,877	$24,000	$61,377

Grants of Plan-Based Awards
								All Other Stocks Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
		Estimated Future Payouts Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan
Name	Grant Date (1)	Threshold ($)	Target ($) (2)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Option Awards
Steven J.
Goldman	7/21/09	—	536,060	—	—	—	—	—	—	—	—
Richard F.
Ambury	7/21/09	—	445,320	—	—	—	—	—	—	—	—
Richard G.
Oakley	7/21/09	—	152,000	—	—	—	—	—	—	—	—

(1)	On July 21, 2009, the Board of Directors authorized the continuance of the annual profit sharing plan, subject to its power to terminate the plan at any time. Profit sharing allocations are described under “Compensation Philosophy and Policies—Profit Sharing Allocations.”
(2)	The annual profit sharing plan does not provide for thresholds or maximums; the amounts listed represent the actual awards to the named executive officers for fiscal 2017.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercises and Stock Vested

None.

Pension Plans Pursuant to Which Named Executive Officers Have an Accumulated Benefit But Are Not Currently Accruing Benefits

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Richard F. Ambury (1)	Retirement Plan	13	$263,683	$—
	Supplemental Employee Retirement Plan	—	$50,463	$—
Richard G. Oakley (1)	Retirement Plan	19	$417,057	$—

(1)	The named executive officers have accumulated benefits in the tax-qualified Petro defined benefit pension plan that was frozen in 1997 or in the tax-qualified Meenan defined benefit pension plan that was frozen in 2002, subsequent to its combination with Petro. Mr. Ambury also participated in a tax-qualified supplemental employee retirement plan which, prior to being frozen in 1997, represented contributions to an employee plan to compensate for a reduction in certain benefits prior to 1997. Mr. Goldman was not a participant in any of these plans. Each year, the named executive officer’s accumulated benefits are actuarially calculated generally based on the credited years of service and each employee’s compensation at the time the plan was frozen. The present value of these amounts are the present value of a single life annuity generally payable at later or normal retirement age, adjusted for changes in discount rates and government mandated mortality tables. See Note 12. Employee Benefit Plans, to Star’s Consolidated Financial Statements, for the material assumptions applied in quantifying the present value of the accumulated benefits of these frozen plans.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

None.

Potential Payments upon Termination

If Mr. Goldman’s employment is terminated by for reasons other than for cause or if Mr. Goldman terminates his employment for good reason, he will be entitled to receive one-year’s salary as severance except in the case of a termination following a change in control which is discussed above under “Change in Control Agreements.” For 12 months following the termination of his employment, Mr. Goldman is prohibited from competing with the Company or from becoming involved either as an employee, as a consultant or in any other capacity, in the sale of heating oil or propane on a retail basis.

If Mr. Ambury’s employment is terminated for reasons other than cause or if Mr. Ambury terminates his employment for a good reason, he will be entitled to receive a severance payment of one year’s salary except in the case of a termination following a change in control which is discussed above under “Change in Control Agreements.” For 12 months following the termination of his employment, Mr. Ambury is prohibited from competing with the Company or from becoming involved either as an employee, as a consultant or in any other capacity, in the sale of heating oil or propane on a retail basis.

If Mr. Oakley’s employment is terminated by the Company without cause, he will be entitled to receive one year’s salary as severance. For 12 months following the termination of his employment, Mr. Oakley is prohibited from competing with the Company or from becoming involved either as an employee, as a consultant or in any other capacity, in the sale of heating oil or propane on a retail basis.

The amounts shown in the table below assume that the triggering event for each named executive officer’s termination or change in control payment was effective as of the date of this report based upon their historical compensation arrangements as of such date. The actual amounts to be paid out can only be determined at the time of such named executive officer’s termination of employment or Star’s change of control.

The employment agreements of the foregoing officers also require that they not reveal confidential information of the Company within twelve months following the termination of their employment.

		Potential Payments
	Potential Payments	Following
Name	Upon Termination	a Change of Control
Steven J. Goldman	$465,000	$2,290,673
Richard F. Ambury	$391,610	$1,877,733
Richard G. Oakley	$256,250	$—

Compensation of Directors

	Director Compensation Table
Name	Fees Earned or Paid in Cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
Paul A. Vermylen, Jr. (1)	$130,500	—	—	—	$—	$69,527	$200,027
Daniel P. Donovan (4)	$—	—	—	—	$—	$444,363	$444,363
Henry D. Babcock (5, 8)	$106,200	—	—	—	$—	$—	$106,200
C. Scott Baxter (5, 8)	$107,700	—	—	—	$—	$—	$107,700
Bryan H. Lawrence (6)	$—	—	—	—	$—	$—	$—
Sheldon B. Lubar	$65,417	—	—	—	$—	$—	$65,417
William P. Nicoletti (7, 8)	$117,483	—	—	—	$—	$—	$117,483

(1)	Mr. Vermylen is non-executive Chairman of the Board.
(2)	Mr. Vermylen and Mr. Donovan participate in one of our frozen defined benefit pension plans. Participants are currently not accruing additional benefits under the frozen plan. The change in the pension value reflects normal non-cash adjustments resulting from changes in discount rates and government mandated mortality tables.
(3)	Mr. Vermylen and Mr. Donovan reached the frozen defined benefit pension plan full retirement age in fiscal year 2012 and 2011, respectively, and started receiving pension payments.
(4)	Mr. Donovan was a management director until September 30, 2013. Mr. Donovan retired as the President and Chief Executive Officer of Star and its subsidiaries, effective as of September 30, 2013, following which he continued to serve as a director of our general partner but did not receive fees for board or committee service. In addition, in accordance to the first amendment to the letter agreement effective as of September 30, 2015, Mr. Donovan served as a consultant to us for an additional two year period for which he received consulting fees of $250,000 per annum. The amount included for Mr. Donovan in all other compensation represents $250,000 for consulting fees, $131,252 for amounts paid to him under the management incentive compensation plan, and $63,111 for pension payments. Beginning October 1, 2017, Mr. Donovan’s consulting services under such side letter agreement expired, following which he will receive the same fees as our other non-management directors.
(5)	Mr. Babcock and Mr. Baxter are Audit Committee members.
(6)	Mr. Lawrence has chosen not to receive any fees as a director of the general partner of Star.

(7)	Mr. Nicoletti is Chairman of the Audit Committee.
(8)	Messrs. Babcock, Baxter and Nicoletti were appointed to serve as members of the Conflicts Committee. Mr. Baxter received additional compensation of $22,000 as Chairman of the Conflicts Committee and Messrs. Babcock and Nicoletti received additional compensation of $19,000 each as members of the Conflicts Committee.

Each non-management director receives an annual fee of $57,000 plus $1,500 for each regular and telephonic meeting attended. The Chairman of the Audit Committee receives an annual fee of $22,800 while other Audit Committee members receive an annual fee of $11,400. Each member of the Audit Committee receives $1,500 for every regular and telephonic meeting attended. The non-executive chairman of the Board receives an annual fee of $120,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership as of November 30, 2017 of common units and general partner units by:

(1) Kestrel and certain beneficial owners;

(2) each of the named executive officers and directors of Kestrel Heat;

(3) all directors and executive officers of Kestrel Heat as a group; and

(4) each person the Company knows to hold 5% or more of the Company’s units.

Except as indicated, the address of each person is c/o Star Group, L.P. at 9 West Broad, Street, Suite 310, Stamford, Connecticut 06902.

	Common Units			General Partner Units
Name	Number		Percentage	Number	Percentage
Kestrel (a)	500,000	*		325,729	100.00%
Paul A. Vermylen, Jr. (b)	1,274,512		2.28%
Sheldon B. Lubar (c)	1,254,662		2.24%
Henry D. Babcock (d)	106,121		*
William P. Nicoletti	35,506		*
Bryan H. Lawrence (e)	8,134,925		14.56%
C. Scott Baxter	—		—
Daniel P. Donovan	15,900		*
Richard F. Ambury	23,890		*
Steven J. Goldman	24,900		*
Richard G. Oakley	—		—
All officers and directors and Kestrel Heat, LLC as a group (11 persons)	11,370,416		20.35%	325,729	100.00%
Yorktown Energy Partners VI, L.P. (f)	7,546,567		13.50%
Cat Rock Capital Management, L.P. (g)	2,993,460		5.36%

(a)	Includes 500,000 Common Units and 325,729 general partner units owned by Kestrel Heat.
(b)	Includes 210,281 Common Units held by The Robin C. Vermylen 2016 Irrevocable Trust, with respect to which Mr. Vermylen is a trustee of the trust and Mr. Vermylen’s spouse is a beneficiary of the trust; and 210,281 Common Units held by The Paul A. Vermylen, Jr. 2015 Irrevocable Trust, with respect to which Mr. Vermylen is a beneficiary of the trust and is the settlor of the trust.
(c)	All Common Units are owned by Lubar Equity Fund, LLC, with respect to which Mr. Lubar is a director and officer of Lubar & Co. Incorporated, which is the sole manager of Lubar Equity Fund, LLC, whose owners include Mr. Lubar, members of his family and other legal entities that are associated with or controlled by Mr. Lubar and members of his family.

(d)	Includes 15,000 Common Units owned by White Hill Trust, with respect to which Mr. Babcock’s sister-in-law and step-son are the trustees and Mr. Babcock’s wife is the primary beneficiary.
(e)	Includes 7,546,567 Common Units owned by Yorktown Energy Partners VI, L.P. (“Yorktown VI”), with respect to which Mr. Lawrence is a member and manager of Yorktown VI Associates LLC (“Yorktown VI Associates”), the general partner of Yorktown VI Company LP (“Yorktown VI Company”), the general partner of Yorktown VI.
(f)	According to a Schedule 13G filed by Yorktown Energy Partners VI, L.P. on February 21, 2017. The address of Yorktown Energy Partners VI, L.P. is 410 Park Avenue, 19th Floor, New York, New York 10022.
(g)	According to a Form 13F filed by Cat Rock Capital Management, L.P. with the SEC on November 14, 2017.
*	Amount represents less than 1%.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Star has a written conflict of interest policy and procedure that requires all officers, directors and employees to report to senior corporate management or the board of directors, all personal, financial or family interest in transactions that involve the individual and the Star. In addition, our Governance Guidelines provide that any monetary arrangement between a director and his or her affiliates (including any member of a director’s immediate family) and the Company or any of its affiliates for goods or services shall be subject to approval by the full Board of Directors.

The general partner does not receive any management fee or other compensation for its management of Star. The general partner is reimbursed for all expenses incurred on behalf of the Star, including the cost of compensation, that are properly allocable to Star. Our Partnership Agreement provides that the general partner shall determine the expenses that are allocable to Star in any reasonable manner determined by the general partner in its sole discretion. In addition, the general partner and its affiliates may provide services to the Star for which a reasonable fee would be charged as determined by the general partner.

Kestrel has the ability to elect the Board of Directors of Kestrel Heat, including Messrs. Vermylen, Lawrence and Lubar. Messrs. Vermylen, Lawrence and Lubar are also members of the board of managers of Kestrel and, either directly or through affiliated entities, own equity interests in Kestrel. Kestrel owns all of the issued and outstanding membership interests of Kestrel Heat.

Policies Regarding Transactions with Related Persons

Our Code of Business Conduct and Ethics, Partnership Governance Guidelines and Partnership Agreement set forth policies and procedures with respect to transactions with persons affiliated with the Company and the resolution of conflicts of interest, which taken together provide the Company with a framework for the review and approval of “transactions” with “related persons” as such terms are defined in Item 404 of Regulation S-K.

For the years ended September 30, 2017, 2016, and 2015, Star had no related party transactions or agreements pursuant to Item 404 of Regulation S-K.

Our Code of Business Conduct and Ethics applies to our directors, officers, employees and their affiliates. It deals with conflicts of interest (e.g., transactions with the Company), confidential information, use of Star assets, business dealings, and other similar topics. The Code requires officers, directors and employees to avoid even the appearance of a conflict of interest and to report potential conflicts of interest to the Company’s Controller or Director of Internal Audit.

Our Partnership Governance Guidelines provide that any monetary arrangement between a director and his or her affiliates (including any member of a director’s immediate family) and the Company or any of its affiliates for goods or services shall be subject to approval by the full Board of Directors. Although the Partnership Governance Guidelines by their terms only apply to directors the Board intends to apply this requirement to officers and employees and their affiliates.

To the extent that the Board determines that it would be in the best interests of the Company to enter into a transaction with a related person, the Board intends to utilize the procedures set forth in the Partnership Agreement for the review and approval of potential conflicts of interest. Our Partnership Agreement provides that whenever a potential conflict of interest exists or arises between the general partner or any of its Affiliates (including its directors, executive officers and controlling members), on the one hand, and the Company or any partner, on the other hand, any resolution or course of action in respect of such conflict of interest shall be permitted and deemed approved by all partners, and shall not constitute a breach of the Partnership Agreement, of any agreement contemplated therein, or of any duty stated or implied by law or equity, if the resolution or course of action is, or by operation of the Partnership Agreement is deemed to be, fair and reasonable to the Company.

Any conflict of interest and any resolution of such conflict of interest shall be conclusively deemed fair and reasonable to the Company if such conflict of interest or resolution is (i) approved by a committee of independent directors (the “Conflicts Committee”), (ii) on terms no less favorable to the Company than those generally being provided to or available from unrelated third parties or (iii) fair to the Company, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to the Company).

The general partner (including the Conflicts Committee) is authorized in connection with its determination of what is “fair and reasonable” to the Company and in connection with its resolution of any conflict of interest to consider:

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

The following table represents the aggregate fees for professional audit services rendered by KPMG LLP including fees for the audit of our annual financial statements for the fiscal years 2017 and 2016, and for fees billed and accrued for other services rendered by KPMG LLP (in thousands).

	2017	2016
Audit Fees(1)	$1,900	$1,900
Tax Fees(2)	491	339

Total Fees	$2,391	$2,239

(1)	Audit fees were for professional services rendered in connection with audits and quarterly reviews of the consolidated financial statements of the Company.
(2)	Tax fees related to services for tax consultation and tax compliance.

Audit Committee: Pre-Approval Policies and Procedures. At its regularly scheduled and special meetings, the Audit Committee of the Board of Directors considers and pre-approves any audit and non-audit services to be performed by the Company’s independent accountants. The Audit Committee has delegated to its chairman, an independent member of the Company’s Board of Directors, the authority to grant pre-approvals of non-audit services provided that the service(s) shall be reported to the Audit Committee at its next regularly scheduled meeting. On June 18, 2003, the Audit Committee adopted its pre-approval policies and procedures. Since that date, there have been no audit or non-audit services rendered by the Company’s principal accountants that were not pre-approved.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements—See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

2. Financial Statement Schedule—See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

3. Exhibits—See “Index to Exhibits” set forth on the following page.

INDEX TO EXHIBITS

Exhibit Number	Incorp by Ref. to Exh.	Description

3.1	3.1(1)	Amended and Restated Certificate of Limited Partnership

3.2	3.1(18)	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership

3.3	3.1(19)	Third Amended and Restated Agreement of Limited Partnership

10.1	99.2(4)	Letter Agreement and general release dated March 7, 2005 between Star Gas Partners L.P. and Irik P. Sevin†

10.2	99.2(2)	Management Incentive Compensation Plan†

10.3	(10)	Amended and Restated Management Incentive Compensation Plan†

10.4	99.4(2)	Form of Indemnification Agreement for Officers and Directors.

10.5	(3)	Approved Dealer / Contractor Agreement dated as of July 11, 2006 by and between AFC First Financial Corporation and Petro Holdings, Inc.

10.6	99.4(5)	Form of Amendment No. 1 to Indemnification Agreement.

10.7	(13)	Description of 2014 Profit Sharing Plan.†

10.8	(6)	Change in Control Agreement dated December 4, 2007 between Star Gas Partners, L.P. and Daniel P. Donovan.†

10.9	(6)	Change in Control Agreement dated December 4, 2007 between Star Gas Partners, L.P. and Richard F. Ambury.†

10.10	(7)	Employment Agreement dated April 28, 2008 between Star Gas Partners, L.P. and Richard Ambury†

10.11	(8)	Agreement dated November 2, 2009 between Star Gas Partners, L.P. and Richard G. Oakley.†

10.12	(9)	Champion Equity Purchase Agreement dated as of May 10, 2010.

10.13	(11)	Letter Agreement, dated as of July 22, 2013, between the Partnership and Dan Donovan.

10.14	(11)	Letter Agreement, dated as of July 22, 2013, between the Partnership and Steven Goldman regarding employment.†

10.15	(11)	Letter Agreement, dated as of July 22, 2013, between the Partnership and Steven Goldman regarding Change of Control.†

10.16	(12)	Stock Purchase Agreement between Central Hudson Enterprises Corporation and Petro Holdings, Inc. dated as of January 27, 2014.

10.17	(15)	Third Amended and Restated Credit Agreement dated July 30, 2015.

10.18	(15)	Third Amended and Restated Pledge and Security Agreement dated July 30, 2015.

Exhibit Number	Incorp by Ref. to Exh.	Description

10.19	(16)	First Amendment to Letter Agreement, dated as of September 30, 2015, between the Partnership and Dan Donovan.

10.20	(17)	Unit Purchase Agreement, dated as of August 4, 2016, between the Partnership and Bandera Partners, LLC.

10.21	(17)	First Amendment to the Third Amended and Restated Credit Agreement, dated as of September 23, 2016

10.22	(17)	Letter Agreement, dated as of December 6, 2016, between the Partnership and Steven Goldman regarding employment.†

14	(14)	Code of Business Conduct and Ethics

21	*	Subsidiaries of the Registrant

31.1	*	Certification of Chief Executive Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

31.2	*	Certification of Chief Financial Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed Herewith
†	Employee compensation plan.
(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2006.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K dated July 20, 2006.
(3)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the Commission on January 17, 2007.
(4)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2005.
(5)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated October 19, 2006.
(6)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the Commission on December 7, 2007.
(7)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed with the Commission on December 10, 2008.
(8)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 3, 2009.
(9)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010.
(10)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated July 20, 2012.
(11)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated July 23, 2013.
(12)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013.

(13)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
(14)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 14, 2014.
(15)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated July 30, 2015.
(16)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated October 2, 2015.
(17)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
(18)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K dated October 27, 2017.
(19)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K dated November 6, 2017.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the general partner has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

STAR GROUP, L.P.

By:	KESTREL HEAT, LLC (General Partner)
By:	/s/ Steven J. Goldman
Steven J. Goldman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/s/ Steven J. Goldman	President and Chief Executive Officer and Director Kestrel Heat, LLC	December 6, 2017
Steven J. Goldman

/s/ Richard F. Ambury	Chief Financial Officer, Executive Vice President,	December 6, 2017
Richard F. Ambury	Treasurer and Secretary (Principal Financial Officer) Kestrel Heat, LLC

/s/ Cory A. Czekanski	Vice President—Controller (Principal Accounting Officer) Kestrel Heat, LLC	December 6, 2017
Cory A. Czekanski

/s/ Paul A. Vermylen, Jr.	Non-Executive Chairman of the Board and Director Kestrel Heat, LLC	December 6, 2017
Paul A. Vermylen, Jr.

/s/ Henry D. Babcock	Director Kestrel Heat, LLC	December 6, 2017
Henry D. Babcock

/s/ C. Scott Baxter	Director Kestrel Heat, LLC	December 6, 2017
C. Scott Baxter

/s/ Daniel P. Donovan	Director Kestrel Heat, LLC	December 6, 2017
Daniel P. Donovan

/s/ Bryan H. Lawrence	Director Kestrel Heat, LLC	December 6, 2017
Bryan H. Lawrence

/s/ Sheldon B. Lubar	Director Kestrel Heat, LLC	December 6, 2017
Sheldon B. Lubar

/s/ William P. Nicoletti	Director Kestrel Heat, LLC	December 6, 2017
William P. Nicoletti

STAR GROUP, L.P. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page
Part II Financial Information:
Item 8—Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of September 30, 2017 and September 30, 2016	F-3
Consolidated Statements of Operations for the years ended September 30, 2017, September 30, 2016 and September 30, 2015	F-4
Consolidated Statements of Comprehensive Income for the years ended September 30, 2017, September 30, 2016 and September 30, 2015	F-5
Consolidated Statements of Partners’ Capital for the years ended September 30, 2017, September 30, 2016 and September 30, 2015	F-6
Consolidated Statements of Cash Flows for the years ended September 30, 2017, September 30, 2016 and September 30, 2015	F-7
Notes to Consolidated Financial Statements	F-8 – F-35
Schedules for the years ended September 30, 2017, September 30, 2016 and September 30, 2015
I. Condensed Financial Information of Registrant	F-36 – F-38
II. Valuation and Qualifying Accounts	F-39

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes therein.

Report of Independent Registered Public Accounting Firm

The Partners of Star Group, L.P.:

We have audited the accompanying consolidated balance sheets of Star Group, L.P. and Subsidiaries (the Partnership) as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the years in the three-year period ended September 30, 2017. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules I and II listed in the accompanying index. We also have audited the Partnership’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Partnership’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Group, L.P. and Subsidiaries as of September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the related financial statement schedules I and II listed in the accompanying index, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, Star Group, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

/s/ KPMG LLP

Stamford, Connecticut

December 6, 2017

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands)	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$52,458	$139,188
Receivables, net of allowance of $5,540 and $4,419, respectively	96,603	78,650
Inventories	59,596	45,894
Fair asset value of derivative instruments	5,932	3,987
Prepaid expenses and other current assets	26,652	27,139

Total current assets	241,241	294,858

Property and equipment, net	79,673	70,410
Goodwill	225,915	212,760
Intangibles, net	105,218	97,656
Deferred tax assets, net	—	5,353
Restricted cash	250	—
Investments (1)	11,777	—
Deferred charges and other assets, net	9,843	11,074

Total assets	$673,917	$692,111

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$26,739	$25,690
Fair liability value of derivative instruments	289	2,285
Current maturities of long-term debt	10,000	16,200
Accrued expenses and other current liabilities	108,449	103,855
Unearned service contract revenue	60,133	56,971
Customer credit balances	66,723	84,921

Total current liabilities	272,333	289,922

Long-term debt	65,717	75,441
Deferred tax liabilities, net	6,140	—
Other long-term liabilities	23,659	25,255
Partners’ capital
Common unitholders	325,762	322,771
General partner	(929)	(516)
Accumulated other comprehensive loss, net of taxes	(18,765)	(20,762)

Total partners’ capital	306,068	301,493

Total liabilities and partners’ capital	$673,917	$692,111

(1)	See Note 2 — Investments.

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
(in thousands, except per unit data)	2017	2016	2015
Sales:
Product	$1,065,076	$911,014	$1,431,585
Installations and services	258,479	250,324	242,706

Total sales	1,323,555	1,161,338	1,674,291
Cost and expenses:
Cost of product	675,386	539,831	977,631
Cost of installations and services	239,670	229,010	225,957
(Increase) decrease in the fair value of derivative instruments	(2,193)	(18,217)	4,187
Delivery and branch expenses	306,534	276,493	309,025
Depreciation and amortization expenses	27,882	26,530	24,930
General and administrative expenses	24,998	23,366	25,908
Multiemployer pension plan withdrawal charge	—	—	17,796
Finance charge income	(4,054)	(3,079)	(4,756)

Operating income	55,332	87,404	93,613
Interest expense, net	(6,775)	(7,485)	(14,059)
Amortization of debt issuance costs	(1,281)	(1,247)	(1,818)
Loss on redemption of debt	—	—	(7,345)

Income before income taxes	47,276	78,672	70,391
Income tax expense	20,376	33,738	32,835

Net income	$26,900	$44,934	$37,556
General Partner’s interest in net income	156	252	212

Limited Partners’ interest in net income	$26,744	$44,682	$37,344

Basic and diluted income per Limited Partner Unit (1):	$0.46	$0.70	$0.59

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	55,888	57,022	57,285

(1)	See Note 17 — Earnings Per Limited Partner Units.

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
(in thousands)	2017	2016	2015
Net income	$26,900	$44,934	$37,556
Other comprehensive income:
Unrealized gain on pension plan obligation (1)	3,356	3,067	1,827
Tax effect of unrealized gain on pension plan obligation	(1,359)	(1,285)	(753)

Total other comprehensive income	1,997	1,782	1,074

Total comprehensive income	$28,897	$46,716	$38,630

(1)	These items are included in the computation of net periodic pension cost. See Note 12 - Employee Benefit Plans.

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

Years Ended September 30, 2017, 2016 and 2015

	Number of Units
(in thousands)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2014	57,405	326	$296,968	$(105)	$(23,618)	$273,245
Net income			37,344	212		37,556
Unrealized gain on pension plan obligation (1)					1,827	1,827
Tax effect of unrealized gain on pension plan obligation					(753)	(753)
Distributions (2)			(20,908)	(390)		(21,298)
Retirement of units (3)	(123)		(691)			(691)

Balance as of September 30, 2015	57,282	326	$312,713	$(283)	$(22,544)	$289,886
Net income			44,682	252		44,934
Unrealized gain on pension plan obligation (1)					3,067	3,067
Tax effect of unrealized gain on pension plan obligation					(1,285)	(1,285)
Distributions (2)			(22,607)	(485)		(23,092)
Retirement of units (3)	(1,395)		(12,017)			(12,017)

Balance as of September 30, 2016	55,887	326	$322,771	$(516)	$(20,762)	$301,493
Net income			26,744	156		26,900
Unrealized gain on pension plan obligation (1)					3,356	3,356
Tax effect of unrealized gain on pension plan obligation					(1,359)	(1,359)
Distributions (2)			(23,753)	(569)		(24,322)

Balance as of September 30, 2017	55,887	326	$325,762	$(929)	$(18,765)	$306,068

(1)	These items are included in the computation of net periodic pension cost. See Note 12 - Employee Benefit Plans.
(2)	See Note 3 - Quarterly Distributions of Available Cash.
(3)	See Note 4 - Common Unit Repurchase Plans and Retirement.

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2017	2016	2015
Cash flows provided by (used in) operating activities:
Net income	$26,900	$44,934	$37,556
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(2,193)	(18,217)	4,187
Depreciation and amortization	29,163	27,777	26,748
Multiemployer pension plan withdrawal charge	—	—	17,796
Loss on redemption of debt	—	—	7,345
Provision (recovery) for losses on accounts receivable	1,639	(639)	3,738
Change in deferred taxes	10,134	9,670	(4,101)
Changes in operating assets and liabilities net of amounts related to acquisitions:
(Increase) decrease in receivables	(19,844)	10,965	30,141
(Increase) decrease in inventories	(10,598)	9,979	4,326
(Increase) decrease in other assets	(140)	(2,354)	113
Increase (decrease) in accounts payable	2,169	(705)	3,189
(Decrease) increase in customer credit balances	(23,085)	6,490	3,992
Increase in other current and long-term liabilities	6,913	14,057	1,823

Net cash provided by operating activities	21,058	101,957	136,853

Cash flows provided by (used in) investing activities:
Capital expenditures	(12,164)	(10,134)	(9,555)
Proceeds from sales of fixed assets	734	318	300
Purchase of investments (1)	(11,647)	—	—
Acquisitions	(43,304)	(9,815)	(21,130)

Net cash used in investing activities	(66,381)	(19,631)	(30,385)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	—	—	12,296
Revolving credit facility repayments	—	—	(12,296)
Redemption of senior notes	—	—	(125,000)
Debt redemption cost	—	—	(5,548)
Proceeds from term loan	—	—	100,000
Loan repayments	(16,200)	(7,500)	—
Distributions	(24,322)	(23,092)	(21,298)
Unit repurchases	—	(12,017)	(691)
Customer retainage payments	(575)	(740)	—
Payments of debt issuance costs	(60)	(297)	(2,422)

Net cash used in financing activities	(41,157)	(43,646)	(54,959)

Net (decrease) increase in cash, cash equivalents and restricted cash	(86,480)	38,680	51,509
Cash, cash equivalents and restricted cash at beginning of period	139,188	100,508	48,999

Cash, cash equivalents and restricted cash at end of period	$52,708	$139,188	$100,508

(1) – See Note 2 - Investments and Note 19 - Subsequent Events

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Organization

Star Group, L.P. (“Star” the “Company,” “we,” “us,” or “our”) is a full service provider specializing in the sale of home heating products and services to residential and commercial customers. The Company also services and sells heating and air conditioning equipment to its home heating oil and propane customers and to a lesser extent, provides these offerings to customers outside of our home heating oil and propane customer base. In certain of our marketing areas, we provide home security and plumbing services primarily to our home heating oil and propane customer base. We also sell diesel fuel, gasoline and home heating oil on a delivery only basis. These products and services are offered through our home heating oil and propane locations. The Company has one reportable segment for accounting purposes. We believe we are the nation’s largest retail distributor of home heating oil based upon sales volume. Including our propane locations, we serve customers in the more northern and eastern states within the Northeast, Central and Southeast U.S. regions.

The Company is organized as follows:

•	Star is limited partnership, which at September 30, 2017, had outstanding 55.9 million Common Units (NYSE: “SGU”), representing 99.4% limited partner interest in Star, and 0.3 million general partner units, representing 0.6% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•	Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation, that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast, Central and Southeast region retail distributor of home heating oil and propane that at September 30, 2017 served approximately 455,000 full-service residential and commercial home heating oil and propane customers. Petro also sold diesel fuel, gasoline and home heating oil to approximately 74,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers and provided ancillary home services, including home security and plumbing, to approximately 31,000 customers.

•	Petroleum Heat and Power Co., Inc. (“PH&P”) is a 100% owned subsidiary of Star. PH&P is the borrower and Star is the guarantor of the third amended and restated credit agreement’s five-year senior secured term loan and the $300 million ($450 million during the heating season of December through April of each year) revolving credit facility, both due July 30, 2020. (See Note 11—Long-Term Debt and Bank Facility Borrowings)

2) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Group, L.P. and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income consists of the unrealized gain amortization on the Company’s pension plan obligation for its two frozen defined benefit pension plans, and the corresponding tax effect.

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

Revenue Recognition

Sales of petroleum products are recognized at the time of delivery to the customer and sales of heating and air conditioning equipment are recognized upon completion of installation. Revenue from repairs, maintenance and other services are recognized upon completion of the service. Payments received from customers for equipment service contracts are deferred and amortized into income over the terms of the respective service contracts, on a straight-line basis, which generally do not exceed one year. To the extent that the Company anticipates that future costs for fulfilling its contractual obligations under its service maintenance contracts will exceed the amount of deferred revenue currently attributable to these contracts, the Company recognizes a loss in current period earnings equal to the amount that anticipated future costs exceed related deferred revenues.

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

General and Administrative Expenses

General and administrative expenses include property rental costs, wages and benefits and department related costs for human resources, finance and corporate accounting, internal audit, administrative support and supply.

Allocation of Net Income

Net income for partners’ capital and statement of operations is allocated to the general partner and the limited partners in accordance with their respective ownership percentages, after giving effect to cash distributions paid to the general partner in excess of its ownership interest, if any.

Net Income per Limited Partner Unit

Income per limited partner unit is computed in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260-10-05 Earnings Per Share, Master Limited Partnerships (EITF 03-06), by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding. The pro forma nature of the allocation required by this standard provides that in any accounting period where the Company’s aggregate net income exceeds its aggregate distribution for such period, the Company is required to present net income per limited partner unit as if all of the earnings for the periods were distributed, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective. This allocation does not impact the Company’s overall net income or other financial results. However, for periods in which the Company’s aggregate net income exceeds its aggregate distributions for such period, it will have the impact of reducing the earnings per limited partner unit, as the calculation according to this standard results in a theoretical increased allocation of undistributed earnings to the general partner. In accounting periods where aggregate net income does not exceed aggregate distributions for such period, this standard does not have any impact on the Company’s net income per limited partner unit calculation. A separate and independent calculation for each quarter and year-to-date period is performed, in which the Company’s contractual participation rights are taken into account.

Cash Equivalents, Receivables, Revolving Credit Facility Borrowings, and Accounts Payable

The carrying amount of cash equivalents, receivables, revolving credit facility borrowings, and accounts payable approximates fair value because of the short maturity of these instruments.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. At September 30, 2017, the $52.7 million of cash, cash equivalents, and restricted cash on the condensed consolidated statement of cash flows is composed of $52.5 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

Receivables and Allowance for Doubtful Accounts

Accounts receivables from customers are recorded at the invoiced amounts. Finance charges may be applied to trade receivables that are more than 30 days past due, and are recorded as finance charge income.

The allowance for doubtful accounts is the Company’s best estimate of the amount of trade receivables that may not be collectible. The allowance is determined at an aggregate level by grouping accounts based on certain account criteria and its receivable aging. The allowance is based on both quantitative and qualitative factors, including historical loss experience, historical collection patterns, overdue status, aging trends, and current economic conditions. The Company has an established process to periodically review current and past due trade receivable balances to determine the adequacy of the allowance. No single statistic or measurement determines the adequacy of the allowance. The total allowance reflects management’s estimate of losses inherent in its trade receivables at the balance sheet date. Different assumptions or changes in economic conditions could result in material changes to the allowance for doubtful accounts.

Inventories

Liquid product inventories are stated at the lower of cost or market using the weighted average cost method of accounting. All other inventories, representing parts and equipment are stated at the lower of cost or market using the FIFO method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method over three to thirty years.

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

Investments are currently comprised of $11.3 million of Level 1 debt securities measured at fair value and $0.5 million of mutual funds measured at net asset value. See Note 19 – Subsequent Events for discussion of investment activity after September 30, 2017.

Goodwill and Intangible Assets

Goodwill and intangible assets include goodwill, customer lists, trade names and covenants not to compete.

Goodwill is the excess of cost over the fair value of net assets in the acquisition of a company. In accordance with FASB ASC 350-10-05 Intangibles-Goodwill and Other, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are annually tested for impairment. Also in accordance with this standard, intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company performs its annual impairment review during its fiscal fourth quarter or more frequently if events or circumstances indicate that the value of goodwill might be impaired.

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

Business Combinations

We use the acquisition method of accounting in accordance with FASB ASC 805 Business Combinations. The acquisition method of accounting requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date, and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which the amounts recognized for a business combination may be adjusted). Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at the acquisition date fair value. The separately identifiable intangible assets generally are comprised of customer lists, trade names and covenants not to compete. Goodwill is recognized for the excess of the purchase price over the net fair value of assets acquired and liabilities assumed.

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

Impairment of Long-lived Assets

The Company reviews intangible assets and other long-lived assets in accordance with FASB ASC 360-10-05-4 Property Plant and Equipment, Impairment or Disposal of Long-Lived Assets subsection, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company determines whether the carrying values of such assets are recoverable over their remaining estimated lives through undiscounted future cash flow analysis. If such a review should indicate that the carrying amount of the assets is not recoverable, the Company will reduce the carrying amount of such assets to fair value.

Deferred Charges

Deferred charges represent the costs associated with the issuance of the revolving credit facility and are amortized over the life of the facility.

Advertising and Direct Mail Expenses

Advertising and direct mail costs are expensed as they are incurred. Advertising and direct mail expenses were $15.1 million, $14.9 million, and $14.5 million, in 2017, 2016, and 2015, respectively and are recorded in delivery and branch expenses.

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

Insurance Reserves

The Company uses a combination of insurance, self-insured retention and self-insurance for a number of risks, including workers’ compensation, general liability, vehicle liability, medical liability and property. Reserves are established and periodically evaluated, based upon expectations as to what our ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience, including frequency, severity, demographic factors and other actuarial assumptions, supplemented with support from qualified actuaries.

Income Taxes

Prior to November 1, 2017, Star was a master limited partnership and was not subject to tax at the entity level for Federal and State income tax purposes. While Star generated non-qualifying master limited partnership revenue through its corporate subsidiaries, distributions from the corporate subsidiaries to Star are generally included in the determination of qualified master limited partnership income. All or a portion of the distributions received by the Company from the corporate subsidiaries could be a dividend or capital gain to the partners. See Note 19- Subsequent Events for discussion of Company’s tax election effective November 1, 2017.

The accompanying financial statements are reported on a fiscal year, however, the Company and its Corporate subsidiaries file Federal and State income tax returns on a calendar year.

As most of the Company’s income is derived from its corporate subsidiaries, these financial statements reflect significant Federal and State income taxes. For corporate subsidiaries of the Company, a consolidated Federal income tax return is filed. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recognized if, based on the weight of available evidence including historical tax losses, it is more likely than not that some or all of deferred tax assets will not be realized.

Sales, Use and Value Added Taxes

Taxes are assessed by various governmental authorities on many different types of transactions. Sales reported for product, installations and services exclude taxes.

Derivatives and Hedging

FASB ASC 815-10-05 Derivatives and Hedging, requires that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. The Company has elected not to designate its derivative instruments as hedging instruments under this guidance, and the changes in fair value of the derivative instruments are recognized in our statement of operations.

Weather Hedge Contract

To partially mitigate the effect of weather on cash flows, the Company has used weather hedge contracts for a number of years. Weather hedge contracts are recorded in accordance with the intrinsic value method defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-45-15 Derivatives and Hedging, Weather Derivatives (EITF 99-2). The premium paid is included in the caption prepaid expenses and other current assets in the accompanying balance sheets and amortized over the life of the contract, with the intrinsic value method applied at each interim period.

For fiscal years 2015, 2016 and 2017, the Company had weather hedge contracts that cover the five month period from November 1, through March 31, taken as a whole, for each respective fiscal year. The ultimate amount due to the Company (if any) was based on the entire five month accumulated calculation for the hedge period and had a maximum payout of $12.5 million for each respective fiscal year. During the first quarter of fiscal 2016, the Company recorded a credit of $12.5 million under this contract that reduced delivery and branch expenses. This amount was collected in April 2016. No credit was recorded during the fiscal year ended September 30, 2017.

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The Company retrospectively adopted the ASU effective December 31, 2016. As a result of the adoption, certain prior year balances (September 30, 2016) changed to conform to the current year presentation as follows: deferred charges and other assets, net decreased from $11.9 million to $11.1 million and long-term debt decreased from $76.3 million to $75.4 million.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquiring entity to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquiring entity is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, the acquiring entity is to present separately on the face of its income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted the ASU effective December 31, 2016. The adoption of ASU No. 2015-16 did not have an impact on the Company’s consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flow (Topic 230): Restricted cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the ASU effective December 31, 2016. The adoption of ASU No. 2016-18 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB has also issued several updates to ASU 2014-09. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2019, with early adoption permitted beginning in the first quarter of fiscal 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is in the process of evaluating the effect that ASU 2014-09 will have on its revenue streams, consolidated financial statements and related disclosures. The Company has not yet selected a transition method, nor does it intend to early adopt.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The update changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2018, with early adoption permitted. The Company does not expect ASU No. 2015-11 to have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The update requires all leases with a term greater than twelve months to be recognized on the balance sheet by calculating the discounted present value of such leases and accounting for them through a right-of-use asset and an offsetting lease liability, and the disclosure of key information pertaining to leasing arrangements. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2020, with early adoption permitted. The Company does not intend to early adopt. The Company is continuing to evaluate the effect that ASU No. 2016-02 could have on its consolidated financial statements and related disclosures, but has not yet selected a transition method. The new guidance will materially change how we account for operating leases for office space, trucks and other equipment. Upon adoption, we expect to recognize discounted right-of-use assets and offsetting lease liabilities related to our operating leases of office space, trucks and other equipment. As of September 30, 2017, the undiscounted future minimum lease payments through 2032 for such operating leases are approximately $134.3 million, but what amount of leasing activity is expected between September 30, 2017, and the date of adoption, are currently unknown. For this reason we are unable to estimate the discounted right-of-use assets and lease liabilities as of the date of adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. The update broadens the information that an entity should consider in developing expected credit loss estimates, eliminates the probable initial recognition threshold, and allows for the immediate recognition of the full amount of expected credit losses. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2021, with early adoption permitted in the first quarter of fiscal 2020. The Company is evaluating the effect that ASU No. 2016-13 will have on its consolidated financial statements and related disclosures, but has not yet determined the timing of adoption.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update addresses the issues of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2019, with early adoption permitted. The Company has not determined the timing of adoption, but does not expect ASU 2016-15 to have a material impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2019, with early adoption permitted. The Company has not determined the timing of adoption, but does not expect ASU 2017-01 to have a material impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 230): Simplifying the test for goodwill impairment. The update simplifies how an entity is required to test goodwill for impairment. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but not exceed the total amount of goodwill allocated to the reporting unit. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2021, with early adoption permitted. The Company has not determined the timing of adoption, but does not expect ASU 2017-04 to have a material impact on its consolidated financial statements and related disclosures.

3) Quarterly Distribution of Available Cash

The Company agreement provides that beginning October 1, 2008, minimum quarterly distributions on the common units will start accruing at the rate of $0.0675 per quarter ($0.27 on an annual basis) in accordance with the Partnership Agreement. In general, the Company intends to distribute to its partners on a quarterly basis, all of its available cash, if any, in the manner described below. “Available cash” generally means, for any of its fiscal quarters, all cash on hand at the end of that quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the general partners to:

•	provide for the proper conduct of the Company’s business including acquisitions and debt payments;

•	comply with applicable law, any of its debt instruments or other agreements; or

•	provide funds for distributions to the common unitholders during the next four quarters, in some circumstances.

Available cash will generally be distributed as follows:

•	first, 100% to the common units, pro rata, until the Company distributes to each common unit the minimum quarterly distribution of $0.0675;

•	second, 100% to the common units, pro rata, until the Company distributes to each common unit any arrearages in payment of the minimum quarterly distribution on the common units for prior quarters;

•	third, 100% to the general partner units, pro rata, until the Company distributes to each general partner unit the minimum quarterly distribution of $0.0675;

•	fourth, 90% to the common units, pro rata, and 10% to the general partner units, pro rata (subject to the Management Incentive Plan), until the Company distributes to each common unit the first target distribution of $0.1125; and

•	thereafter, 80% to the common units, pro rata, and 20% to the general partner units, pro rata.

The Company is obligated to meet certain financial covenants under the third amended and restated credit agreement. The Company must maintain excess availability of at least 15.0% of the revolving commitment then in effect and a fixed charge coverage ratio of 1.15 in order to make any distributions to unitholders.

For fiscal 2017, 2016, and 2015, cash distributions declared per common unit were $0.425, $0.395, and $0.365, respectively.

For fiscal 2017, 2016, and 2015, $0.5 million, $0.4 million, and $0.3 million, respectively, of incentive distributions were paid to the general partner, exclusive of amounts paid subject to the Management Incentive Plan.

4) Common Unit Repurchase Plans and Retirement

In July 2012, the Board of Directors (“the Board”) of the general partner of the Company authorized the repurchase of up to 3.0 million of the Company’s Common Units (“Plan III”). In July 2013, the Board authorized the repurchase of an additional 1.9 million Common Units under Plan III. The authorized Common Unit repurchases may be made from time-to-time in the open market, in privately negotiated transactions or in such other manner deemed appropriate by management. There is no guarantee of the exact number of units that will be purchased under the program and the Company may discontinue purchases at any time. The program does not have a time limit. The Board may also approve additional purchases of units from time to time in private transactions. The Company’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the Common Units purchased in the repurchase program will be retired.

Under the Company’s third amended and restated credit agreement dated July 30, 2015, in order to repurchase Common Units we must maintain Availability (as defined in the amended and restated credit agreements) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase.

The following table shows repurchases under Plan III.

(in thousands, except per unit amounts)

Period	Total Number of Units Purchased (a)	Average Price Paid per Unit (b)	Maximum Number of Units that May Yet Be Purchased
Plan III—Number of units authorized			4,894
Private transaction—Number of units authorized			2,450

			7,344

Plan III—Fiscal years 2012 to 2016 total (c)	5,137	$5.78	2,207

Plan III—Fiscal year 2017 total	—	$—	2,207

Plan III—October and November 2017	—	$—	2,207

(a)	Units were repurchased as part of a publicly announced program, except as noted in a private transaction.
(b)	Amounts include repurchase costs.
(c)	Includes 2.45 million common units acquired in private transactions.

5) Derivatives and Hedging—Disclosures and Fair Value Measurements

The Company uses derivative instruments such as futures, options and swap agreements in order to mitigate exposure to market risk associated with the purchase of home heating oil for price-protected customers, physical inventory on hand, inventory in transit, priced purchase commitments and internal fuel usage. The Company has elected not to designate its derivative instruments as hedging derivatives, but rather as economic hedges whose change in fair value is recognized in its statement of operations in the line item (Increase) decrease in the fair value of derivative instruments. Depending on the risk being economically hedged, realized gains and losses are recorded in cost of product, cost of installations and services, or delivery and branch expenses.

As of September 30, 2017, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 15.6 million gallons of swap contracts with a notional value of $25.5 million and a fair value of $2.3 million, 6.1 million gallons of call options with a notional value of $13.6 million and a fair value of $0.1 million, 8.1 million gallons of put options with a notional value of $8.8 million and a fair value of $2 thousand, and 79.0 million net gallons of synthetic call options with an average notional value of $134.3 million and a fair value of $4.1 million. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of September 30, 2017, had 1.3 million gallons of purchased swap contracts with a notional value of $2.2 million and a fair value of $0.2 million, and 16.8 million gallons of sold swap contracts with a notional value of $28.5 million and a fair value of $(1.9) million that settle in future months, 5.2 million gallons of purchased future contracts that settle daily with a notional value of $8.5 million, and 11.3 million gallons of sold future contracts that settle daily with a notional value of $18.0 million. To hedge its internal fuel usage and other related activities for fiscal 2018, the Company, as of September 30, 2017, had 6.3 million gallons of swap contracts with a notional value of $9.9 million and a fair value of $1.1 million that settle in future months.

As of September 30, 2016, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 9.9 million gallons of swap contracts with a notional value of $14.3 million and a fair value of $1.2 million, 6.8 million gallons of call options with a notional value of $13.8 million and a fair value of $0.3 million, 6.2 million gallons of put options with a notional value of $6.5 million and a fair value of $0.02 million, and 84.9 million net gallons of synthetic call options with an average notional value of $133.5 million and a fair value of $1.3 million. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of September 30, 2016, had 1.2 million gallons of purchased swap contracts with a notional value of $1.7 million and a fair value of $0.2 million, 4.4 million gallons of purchased future contracts with a notional value of $6.7 million and a fair value of $0.5 million, and 21.8 million gallons of sold future contracts with a notional value of $32.2 million and a fair value of $(2.1) million that settle in future months. In addition to the previously described hedging instruments, to lock-in the differential between high sulfur home heating oil and ultra low sulfur diesel, the Company as of September 30, 2016, had 7.9 million gallons of spread contracts (simultaneous long and short positions) with an average notional value of $10.8 million and a net fair value of $(0.04) million. To hedge its internal fuel usage and other related activities for fiscal 2017, the Company, as of September 30, 2016, had 5.7 million gallons of swap contracts with a notional value of $7.7 million and a fair value of $1.1 million that settle in future months.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Munich Re Trading LLC, Regions Financial Corporation, Societe Generale, and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At September 30, 2017, the aggregate cash posted as collateral in the normal course of business at counterparties was $0.5 million. Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of September 30, 2017, $0.1 million of hedge positions and payable amounts were secured under the credit facility.

FASB ASC 815-10-05 Derivatives and Hedging, established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities, along with qualitative disclosures regarding the derivative activity. To the extent derivative instruments designated as cash flow hedges are effective and the standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. The Company has elected not to designate its derivative instruments as hedging instruments under this standard and the change in fair value of the derivative instruments is recognized in our statement of operations in the line item (Increase) decrease in the fair value of derivative instruments. Depending on the risk being hedged, realized gains and losses are recorded in cost of product, cost of installations and services, or delivery and branch expenses.

FASB ASC 820-10 Fair Value Measurements and Disclosures, established a three-tier fair value hierarchy, which classified the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company’s Level 1 derivative assets and liabilities represent the fair value of commodity contracts used in its hedging activities that are identical and traded in active markets. The Company’s Level 2 derivative assets and liabilities represent the fair value of commodity contracts used in its hedging activities that are valued using either directly or indirectly observable inputs, whose nature, risk and class are similar. No significant transfers of assets or liabilities have been made into and out of the Level 1 or Level 2 tiers. All derivative instruments were non-trading positions and were either a Level 1 or Level 2 instrument. The Company had no Level 3 derivative instruments. The fair market value of our Level 1 and Level 2 derivative assets and liabilities are calculated by our counter-parties and are independently validated by the Company. The Company’s calculations are, for Level 1 derivative assets and liabilities, based on the published New York Mercantile Exchange (“NYMEX”) market prices for the commodity contracts open at the end of the period. For Level 2 derivative assets and liabilities the calculations performed by the Company are based on a combination of the NYMEX published market prices and other inputs, including such factors as present value, volatility and duration.

The Company had no assets or liabilities that are measured at fair value on a nonrecurring basis subsequent to their initial recognition. The Company’s financial assets and liabilities measured at fair value on a recurring basis are listed on the following table.

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Balance Sheet Location	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2
Asset Derivatives at September 30, 2017
Commodity contracts	Fair asset and fair liability value of derivative instruments	$7,729	$—	$7,729
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	996	—	996

Commodity contract assets at September 30, 2017		$8,725	$—	$8,725

Liability Derivatives at September 30, 2017
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(2,086)	$—	$(2,086)
Commodity contracts	Cash collateral	—	—	—
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities balances	(731)	—	(731)

Commodity contract liabilities at September 30, 2017		$(2,817)	$—	$(2,817)

Asset Derivatives at September 30, 2016
Commodity contracts	Fair asset and fair liability value of derivative instruments	$11,692	$—	$11,692
Commodity contracts	Long-term derivative assets included in the other long-term liabilities balance	1,369	481	888

Commodity contract assets at September 30, 2016		$13,061	$481	$12,580

Liability Derivatives at September 30, 2016
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(9,990)	$(1,603)	$(8,387)
Commodity contracts	Cash collateral	—	—	—
Commodity contracts	Long-term derivative liabilities included in the other long-term liabilities balance	(565)	(484)	(81)

Commodity contract liabilities at September 30, 2016		$(10,555)	$(2,087)	$(8,468)

The Company’s derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$6,023	$(91)	$5,932	$—	$—	$5,932
Long-term derivative assets included in other long-term assets, net	996	(730)	266	—	—	266
Fair liability value of derivative instruments	1,706	(1,995)	(289)	—	—	(289)
Long-term derivative liabilities included in other long-term liabilities, net	—	(1)	(1)	—	—	(1)

Total at September 30, 2017	$8,725	$(2,817)	$5,908	$—	$—	$5,908

Fair asset value of derivative instruments	$7,716	$(3,729)	$3,987	$—	$—	$3,987
Long-term derivative assets included in other long-term assets, net	888	(81)	807	—	—	807
Fair liability value of derivative instruments	3,976	(6,261)	(2,285)	—	—	(2,285)
Long-term derivative liabilities included in other long-term liabilities, net	481	(484)	(3)	—	—	(3)

Total at September 30, 2016	$13,061	$(10,555)	$2,506	$—	$—	$2,506

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized Years Ended September 30,
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	2017	2016	2015
Commodity contracts	Cost of product (a)	$6,386	$16,977	$13,368
Commodity contracts	Cost of installations and service (a)	$(526)	$949	$1,831
Commodity contracts	Delivery and branch expenses (a)	$(422)	$2,405	$2,098
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$(2,193)	$(18,217)	$4,187

(a)	Represents realized closed positions and includes the cost of options as they expire.
(b)	Represents the change in value of unrealized open positions and expired options.

6) Inventories

The Company’s product inventories are stated at the lower of cost or market computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost or market using the FIFO method. The components of inventory were as follows (in thousands):

	September 30,
	2017	2016
Product	$37,941	$25,419
Parts and equipment	21,655	20,475

Total inventory	$59,596	$45,894

Product inventories were comprised of 24.2 million gallons and 18.4 million gallons on September 30, 2017 and September 30, 2016, respectively. The Company has market price based product supply contracts for approximately 292.3 million gallons of home heating oil and propane, and 47.0 million gallons of diesel and gasoline, which it expects to fully utilize to meet its requirements over the next twelve months.

During fiscal 2017 and 2016, Global Companies LLC and NIC Holding Corp. provided approximately 13% and 8%, respectively, of our petroleum product purchases. No other single supplier provided more than 8% of our product supply during fiscal 2017 and 2016.

7) Property and Equipment

The components of property and equipment were as follows (in thousands):

	September 30,
	2017	2016
Land and land improvements	$18,127	$17,645
Buildings and leasehold improvements	34,175	32,203
Fleet and other equipment	62,500	57,601
Tanks and equipment	41,744	34,035
Furniture, fixtures and office equipment	44,766	42,595

Total	201,312	184,079
Less accumulated depreciation and amortization	121,639	113,669

Property and equipment, net	$79,673	$70,410

Depreciation and amortization expense was $11.1 million, $11.1 million, and $11.4 million, for the fiscal years ended September 30, 2017, 2016, and 2015, respectively.

8) Business Combinations

During fiscal 2017, the Company acquired four heating oil dealers, two propane dealers and a plumbing service provider for an aggregate purchase price of approximately $44.8 million; $43.3 million in cash and $1.5 million of deferred liabilities (including $0.6 million of contingent consideration). The gross purchase price was allocated $37.5 million to intangible assets, $10.2 million to fixed assets and reduced by $2.9 million in working capital credits. The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition date, and are not material to the Company’s financial condition, results of operations, or cash flows.

During fiscal 2016, the Company acquired a heating oil dealer, a motor fuel dealer, and two propane dealers for purchase prices aggregating approximately $9.8 million. The aggregate purchase price was allocated $5.7 million to intangible assets, $1.7 million to goodwill, $2.5 million to fixed assets, and reduced by $0.1 million for working capital credits. The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition date, and are not material to the Company’s financial condition, results of operations, or cash flows.

During fiscal 2015, the Company acquired two heating oil and propane dealers (with one dealer also having motor fuel accounts) for an aggregate purchase price of approximately $21.1 million. The final gross allocation of the purchase price of both heating oil and propane dealers was $20.7 million to intangible assets, $2.5 million to fixed assets and reduced by $2.1 million for working capital credits. Each acquired company’s operating results are included in the Company’s consolidated financial statements starting on its acquisition date.

9) Goodwill and Other Intangible Assets

Goodwill

The Company performs a qualitative, and when necessary quantitative, impairment test on its goodwill annually on August 31st. This qualitative assessment includes reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. Under FASB ASC 350-10-05 Intangibles-Goodwill and Other, goodwill impairment if any, needs to be determined if the net book value of a reporting unit exceeds its estimated fair value. If goodwill of a reporting unit is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill.

The Company performed its annual goodwill impairment valuation in each of the periods ending August 31, 2017, 2016, and 2015, and it was determined based on each year’s analysis that there was no goodwill impairment.

A summary of changes in the Company’s goodwill during the fiscal years ended September 30, 2017 and 2016 are as follows (in thousands):

Balance as of September 30, 2015	$211,045
Fiscal year 2016 business combinations	1,715

Balance as of September 30, 2016	212,760
Fiscal year 2017 business combinations	13,155

Balance as of September 30, 2017	$225,915

Intangibles, net

Intangible assets subject to amortization consist of the following (in thousands):

	September 30,
	2017				2016
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists	$346,784	$264,632	$82,152	$327,388	$250,427	$76,961
Trade names and other intangibles	32,047	8,981	23,066	27,134	6,439	20,695

Total	$378,831	$273,613	$105,218	$354,522	$256,866	$97,656

Amortization expense for intangible assets was $16.7 million, $15.4 million, and $13.5 million, for the fiscal years ended September 30, 2017, 2016, and 2015, respectively. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ended September 30, 2018 and the four succeeding fiscal years ended September 30, is as follows (in thousands):

Amount
2018	$18,483
2019	$16,859
2020	$15,095
2021	$12,374
2022	$10,349

10) Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows (in thousands):

	September 30,
	2017	2016
Accrued wages and benefits	$24,425	$22,237
Accrued insurance and environmental costs	68,760	70,037
Other accrued expenses and other current liabilities	15,264	11,581

Total accrued expenses and other current liabilities	$108,449	$103,855

11) Long-Term Debt and Bank Facility Borrowings

	September 30,
The Partnership’s debt is as follows	2017		2016
(in thousands):
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility Borrowings	$—	$—	$—	$—
Senior Secured Term Loan	75,717	76,300	91,641	92,500

Total debt	$75,717	$76,300	$91,641	$92,500

Total short-term portion of debt	$10,000	$10,000	$16,200	$16,200

Total long-term portion of debt	$65,717	$66,300	$75,441	$76,300

The face amount of the Company’s variable rate long-term debt approximates fair value.

On July 30, 2015, the Company entered into a third amended and restated asset based credit agreement with a bank syndicate comprised of thirteen participants, which enables the Company to borrow up to $300 million ($450 million during the heating season of December through April of each year) on a revolving credit facility for working capital purposes (subject to certain borrowing base limitations and coverage ratios), provides for a $100 million five-year senior secured term loan (“Term Loan”), allows for the issuance of up to $100 million in letters of credit, and has a maturity date of July 30, 2020.

The Company can increase the revolving credit facility size by $100 million without the consent of the bank group. However, the bank group is not obligated to fund the $100 million increase. If the bank group elects not to fund the increase, the Company can add additional lenders to the group, with the consent of the Agent, which shall not be unreasonably withheld. Obligations under the third amended and restated credit facility are guaranteed by the Company and its subsidiaries and are secured by liens on substantially all of the Company’s assets including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

All amounts outstanding under the third amended and restated revolving credit facility become due and payable on the facility termination date of July 30, 2020. The Term Loan is repayable in quarterly payments of $2.5 million, plus an annual payment equal to 25% of the annual Excess Cash Flow as defined in the agreement (an amount not to exceed $15 million annually), less certain voluntary prepayments made during the year, with final payment at maturity. The Company does not expect to make additional term loan repayments due to Excess Cash Flow for the fiscal year ended September 30, 2017.

The interest rate on the third amended and restated revolving credit facility and the term loan is based on a margin over LIBOR or a base rate. At September 30, 2017, the effective interest rate on the term loan was approximately 4.14%.

The Commitment Fee on the unused portion of the revolving credit facility is 0.30% from December through April, and 0.20% from May through November.

The third amended and restated credit agreement requires the Company to meet certain financial covenants, including a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 as long as the Term Loan is outstanding or revolving credit facility availability is less than 12.5% of the facility size. In addition, as long as the Term Loan is outstanding, a senior secured leverage ratio at any time cannot be more than 3.0 as calculated during the quarters ending June or September, and at any time no more than 4.5 as calculated during the quarters ending December or March.

Certain restrictions are also imposed by the agreement, including restrictions on the Company’s ability to incur additional indebtedness, to pay distributions to unitholders, to pay certain inter-company dividends or distributions, make investments, grant liens, sell assets, make acquisitions and engage in certain other activities.

At September 30, 2017, $76.3 million of the term loan was outstanding, no amount was outstanding under the revolving credit facility, $0.1 million of hedge positions were secured under the credit agreement, and $48.0 million of letters of credit were issued and outstanding. At September 30, 2016, $92.5 million of the term loan was outstanding, no amount was outstanding under the revolving credit facility, $0.3 million of hedge positions were secured, and $50.6 million of letters of credit were issued and outstanding.

At September 30, 2017, availability was $166.1 million, the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio, and the restricted net assets totaled approximately $296 million. Restricted net assets are assets in the Company’s subsidiaries, the distribution or transfer of which to Star Group, L.P. are subject to limitations under its credit agreement. At September 30, 2016, availability was $163.4 million, the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio, and the restricted net assets totaled approximately $291 million.

As of September 30, 2017, the maturities (including working capital borrowings and expected repayments due to Excess Cash Flow) during fiscal years ending September 30, are set forth in the following table (in thousands):

2018	$10,000
2019	$10,000
2020	$56,300
Thereafter	$—

12) Employee Benefit Plans

Defined Contribution Plans

The Company has several 401(k) and other defined contribution plans that cover eligible non-union and union employees, and makes employer contributions to these plans, subject to IRS limitations. These plans provide for each participant to contribute from 0% to 60% of compensation, subject to IRS limitations. The Company’s aggregate contributions to the 401(k) plans during fiscal 2017, 2016, and 2015, were $6.3 million, $6.0 million, and $5.7 million, respectively. The Company’s aggregate contribution to the other defined contribution plans for fiscal years 2017, 2016, and 2015, were $0.7 million, $0.7 million and $0.6 million, respectively.

Management Incentive Compensation Plan

The Company has a Management Incentive Compensation Plan. The long-term compensation structure is intended to align the employee’s performance with the long-term performance of our unitholders. Under the Plan, certain named employees who participate shall be entitled to receive a pro rata share of an amount in cash equal to:

•	50% of the distributions (“Incentive Distributions”) of Available Cash in excess of the minimum quarterly distribution of $0.0675 per unit otherwise distributable to Kestrel Heat pursuant to the Company Agreement on account of its general partner units; and

•	50% of the cash proceeds (the “Gains Interest”) which Kestrel Heat shall receive from the sale of its general partner units (as defined in the Partnership Agreement), less expenses and applicable taxes.

The pro rata share payable to each participant under the Plan is based on the number of participation points as described under “Fiscal 2015 Compensation Decisions—Management Incentive Compensation Plan.” The amount paid in Incentive Distributions is governed by the Partnership Agreement and the calculation of Available Cash.

To fund the benefits under the Plan, Kestrel Heat has agreed to forego receipt of the amount of Incentive Distributions that are payable to plan participants. For accounting purposes, amounts payable to management under this Plan will be treated as compensation and will reduce net income. Kestrel Heat has also agreed to contribute to the Company, as a contribution to capital, an amount equal to the Gains Interest payable to participants in the Plan by the Company. The Company is not required to reimburse Kestrel Heat for amounts payable pursuant to the Plan.

The Plan is administered by the Company’s Chief Financial Officer under the direction of the Board or by such other officer as the Board may from time to time direct. In general, no payments will be made under the Plan if the Company is not distributing cash under the Incentive Distributions described above.

Effective as of July 19, 2012, the Board of Directors adopted certain amendments (the “Plan Amendments”) to the Plan. Under the Plan Amendments, the number and identity of the Plan participants and their participation interests in the Plan have been frozen at the current levels. In addition, under the Plan Amendments, the plan benefits (to the extent vested) may be transferred upon the death of a participant to his or her heirs. A participant’s vested percentage of his or her plan benefits will be 100% during the time a participant is an employee or consultant of the Company. Following the termination of such positions, a participant’s vested percentage shall be equal to 20% for each full or partial year of employment or consultation with the Company starting with the fiscal year ended September 30, 2012 (33 1/3% in the case of the Company’s chief executive officer at that time).

The Company distributed to management and the general partner Incentive Distributions of approximately $963,000 during fiscal 2017, $795,000 during fiscal 2016, and $605,000 during fiscal 2015. Included in these amounts for fiscal 2017, 2016, and 2015, were distributions under the management incentive compensation plan of $481,000, $397,000, and $302,000, respectively, of which named executive officers received approximately $214,378 during fiscal 2017, $177,034 during fiscal 2016, and $135,000 during fiscal 2015. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its general partner units within the next twelve months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

Multiemployer Pension Plans

At September 30, 2017, approximately 43% of our employees were covered by collective bargaining agreements and approximately 11% of our employees are in collective bargaining agreements that are up for renewal within the next fiscal year. We contribute to various multiemployer union administered pension plans under the terms of collective bargaining agreements that provide for such plans for covered union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the remaining participating employers may be required to bear the unfunded obligations of the plan. If we choose to stop participating in a multiemployer plan, we may be required to pay a withdrawal liability in part based on the underfunded status of the plan.

The following table outlines our participation and contributions to multiemployer pension plans for the periods ended September 30, 2017, 2016 and 2015. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act Zone Status for 2016 and 2015 relates to the plans’ two most recent fiscal year-ends, based on information received from the plans as reported on their Form 5500 Schedule MB. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Certain plans have been aggregated in the All Other Multiemployer Pension Plans line of the following table, as our participation in each of these individual plans is not significant.

For the Westchester Teamsters Pension Fund, Local 553 Pension Fund and Local 463 Pension Fund, we provided more than 5 percent of the total plan contributions from all employers for 2017 and 2015, and for the Westchester Teamsters Pension Fund and Local 553 Pension Fund we provided more than 5 percent of the total plan contributions from all employers for 2016, as disclosed in the respective plan’s Form 5500. The collective bargaining agreements of these plans require contributions based on the hours worked and there are no minimum contributions required.

		Pension Protection Act Zone Status		FIP / RP Status	Partnership Contributions (in thousands)
Pension Fund	EIN / Pension Plan Number	2017	2016	Pending / Implemented	2017	2016	2015	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreements
New England Teamsters and Trucking Industry Pension Fund	04-6372430 / 001	Red	Red	Yes / Implemented	$2,621	$2,507	$3,183	No	04/30/18 to 09/30/2022
Westchester Teamsters Pension Fund	13-6123973 / 001	Green	Green	N/A	924	865	877	No	01/31/19 to 12/31/19
Local 553 Pension Fund	13-6637826 / 001	Green	Green	N/A	2,780	2,645	2,838	No	12/15/19 to 01/15/20
Local 463 Pension Fund	11-1800729 / 001	Green	Green	N/A	150	148	171	No	06/30/19 to 02/28/20
All Other Multiemployer Pension Plans					2,465	2,218	2,149

				Total Contributions	$8,940	$8,383	$9,218

Agreement with the New England Teamsters and Trucking Industry Pension Fund

In September 2015, the Teamsters ratified an agreement among certain subsidiaries of the Company and the New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”), a multiemployer pension plan in which such subsidiaries participate, providing for the Company’s participating subsidiaries to withdraw from the NETTI Fund’s original employer pool and enter the NETTI Fund’s new employer pool. The withdrawal from the original employer pool triggered an undiscounted withdrawal obligation of $48.0 million that is to be paid in equal monthly installments over 30 years, or $1.6 million per year. The annual after tax cash impact of entering into this agreement is a reduction of approximately $0.9 million.

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

As of September 30, 2017, we had $0.2 million and $17.3 million balances included in the captions accrued expenses and other current liabilities and other long-term liabilities, respectively, on our consolidated balance sheet representing the remaining balance of the NETTI withdrawal liability. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI withdrawal liability as of September 30, 2017 was $22.7 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Our status in the newly-established pool of the NETTI Fund is accounted for as participation in a new multiemployer pension plan, and therefore we recognize expense based on the contractually-required contribution for each period, and we recognize a liability for any contributions due and unpaid at the end of a reporting period.

Defined Benefit Plans

The Company accounts for its two frozen defined benefit pension plans (“the Plan”) in accordance with FASB ASC 715-10-05 Compensation-Retirement Benefits. The Company has no post-retirement benefit plans.

Effective September 30, 2017, the Company adopted the Society of Actuaries 2017 Mortality Tables Report and Mortality Improvement Scale, which updated the mortality assumptions that private defined benefit retirement plans in the United States use in the actuarial valuations that determine a plan sponsor’s pension obligations. The updated mortality data reflects higher mortality improvement than assumed in the Society of Actuaries 2016 Mortality Table Report and Improvement Scale, and affected plans generally expect the value of the actuarial obligations to decrease, depending on the specific demographic characteristics of the plan participants and the types of benefits.

The following table provides the net periodic benefit cost for the period, a reconciliation of the changes in the Plan assets, projected benefit obligations, and the amounts recognized in other comprehensive income and accumulated other comprehensive income at the dates indicated using a measurement date of September 30 (in thousands):

Debit / (Credit)	Net Periodic Pension Cost in Income Statement	Cash	Fair Value of Pension Plan Assets	Projected Benefit Obligation	Other Comprehensive (Income) / Loss	Gross Pension Related Accumulated Other Comprehensive Income
Fiscal Year 2015
Beginning balance			$65,379	$(70,482)		$26,598

Interest cost	2,762			(2,762)
Actual return on plan assets	(679)		679
Employer contributions		(1,743)	1,743
Benefit payments			(4,013)	4,013
Investment and other expenses	(577)			577
Difference between actual and expected return on plan assets	(2,259)				2,259
Anticipated expenses	327			(327)
Actuarial gain				1,860	(1,860)
Amortization of unrecognized net actuarial loss	2,226				(2,226)

Annual cost/change	$1,800	$(1,743)	(1,591)	3,361	$(1,827)	(1,827)

Ending balance			$63,788	$(67,121)		$24,771

Funded status at the end of the year				$(3,333)

Fiscal Year 2016
Interest cost	2,622			(2,622)
Actual return on plan assets	(8,595)		8,595
Employer contributions		(17)	17
Benefit payments			(4,124)	4,124
Investment and other expenses	(362)			362
Difference between actual and expected return on plan assets	5,579				(5,579)
Anticipated expenses	319			(319)
Actuarial loss				(5,103)	5,103
Amortization of unrecognized net actuarial loss	2,591				(2,591)

Annual cost/change	$2,154	$(17)	4,488	(3,558)	$(3,067)	(3,067)

Ending balance			$68,276	$(70,679)		$21,704

Funded status at the end of the year				$(2,403)

Fiscal Year 2017
Interest cost	2,251			(2,251)
Actual return on plan assets	(1,473)		1,473
Employer contributions		(505)	505
Benefit payments			(4,578)	4,578
Investment and other expenses	(455)			455
Difference between actual and expected return on plan assets	(1,232)				1,232
Anticipated expenses	341			(341)
Actuarial gain				2,457	(2,457)
Amortization of unrecognized net actuarial loss	2,131				(2,131)

Annual cost/change	$1,563	$(505)	(2,600)	4,898	$(3,356)	(3,356)

Ending balance			$65,676	$(65,781)		$18,348

Funded status at the end of the year				$(105)

At September 30, 2017 and 2016, the amounts included on the balance sheet in other long-term liabilities were $0.1 million and $2.4 million, respectively.

The $18.3 million net actuarial loss balance at September 30, 2017 for the two frozen defined benefit pension plans in accumulated other comprehensive income will be recognized and amortized into net periodic pension costs as an actuarial loss in future years. The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year is $1.8 million.

	September 30,
Weighted-Average Assumptions Used in the Measurement of the Partnership’s Benefit Obligation	2017	2016	2015
Discount rate at year end date	3.60%	3.30%	4.05%
Expected return on plan assets for the year ended	4.80%	5.50%	5.50%
Rate of compensation increase	N/A	N/A	N/A

The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets determined using fair value.

The Company’s expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held, and the current economic environment. For fiscal year 2018, the Company’s assumption for return on plan assets will be 4.9% per annum.

The discount rate used to determine net periodic pension expense for fiscal year 2017, 2016, and 2015 was 3.60%, 3.30%, and 4.05%, respectively. The discount rate used by the Company in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments.

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

The Company had no Level 2 or Level 3 pension plan assets during the two years ended September 30, 2017. The fair values and percentage of the Company’s pension plan assets by asset category are as follows (in thousands):

	September 30,
	2017		2016
		Concentration		Concentration
Asset Category	Level 1	Percentage	Level 1	Percentage
Corporate and U.S. government bond fund (1)	$52,735	80%	$54,267	79%
U.S. large-cap equity (1)	9,270	14%	10,207	15%
International equity (1)	3,063	5%	3,118	5%
Cash	608	1%	684	1%

Total	$65,676	100%	$68,276	100%

(1) Represent investments in Vanguard funds that seek to replicate the asset category description.

The Company is not obligated to make a minimum required contribution in fiscal year 2018, but expects to make a $2.0 million optional pension contribution.

Expected benefit payments over each of the next five years will total approximately $4.5 million per year. Expected benefit payments for the five years thereafter will aggregate approximately $19.6 million.

13) Income Taxes

Income tax expense is comprised of the following for the indicated periods (in thousands):

	Years Ended September 30,
	2017	2016	2015
Current:
Federal	$7,578	$18,724	$28,793
State	2,664	5,344	8,143
Deferred
Federal	8,775	7,485	(3,719)
State	1,359	2,185	(382)

	$20,376	$33,738	$32,835

The provision for income taxes differs from income taxes computed at the Federal statutory rate as a result of the following (in thousands):

	Years Ended September 30,
	2017	2016	2015
Income from continuing operations before taxes	$47,276	$78,672	$70,391

Provision for income taxes:
Tax at Federal statutory rate	$16,546	$27,535	$24,637
Impact of Partnership loss not subject to federal income taxes	741	477	3,228
State taxes net of federal benefit	3,170	5,672	4,922
Permanent differences	89	80	78
Deferred tax benefit	—	—	(3,179)
Change in valuation allowance	115	26	3,027
Change in unrecognized tax benefit	—	—	81
Other	(285)	(52)	41

	$20,376	$33,738	$32,835

The components of the net deferred taxes for the years ended September 30, 2017 and September 30, 2016 using current tax rates are as follows (in thousands):

	September 30,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$5,374	$5,791
Vacation accrual	3,542	3,367
Pension accrual	7,455	8,549
Allowance for bad debts	2,166	1,728
Insurance accrual	19,914	25,828
Inventory capitalization	895	1,128
Alternative minimum tax credit carryforward	—	266
Other, net	2,242	2,512

Total deferred tax assets	41,588	49,169
Valuation allowance	(3,168)	(3,053)

Net deferred tax assets	$38,420	$46,116

Deferred tax liabilities:
Property and equipment	$8,001	$3,999
Fair value of derivative instruments	1,683	788
Intangibles	34,876	35,976

Total deferred tax liabilities	$44,560	$40,763

Net deferred taxes	$(6,140)	$5,353

In order to fully realize the net deferred tax assets, the Company’s corporate subsidiaries will need to generate future taxable income. A valuation allowance is recognized if, based on the weight of available evidence including historical tax losses, it is more likely than not that some or all of deferred tax assets will not be realized. The net change in the total valuation allowance for the fiscal year ended September 30, 2017 was an increase of $115 thousand. The net change in the total valuation allowance for the fiscal year ended September 30, 2016 was an increase of $26 thousand. Based upon a review of a number of factors and all available evidence, including recent historical operating performance, the expectation of sustainable earnings, and the confidence that sufficient positive taxable income would continue in all tax jurisdictions for the foreseeable future, management concludes for the year ended September 30, 2017, it is more likely than not that the Company will realize the full benefit of its deferred tax assets, net of existing valuation allowance at September 30, 2017.

As of January 1, 2017, Star Acquisitions, a wholly-owned subsidiary of the Company, had a Federal net operating loss carry forward (“NOLs”) of approximately $1.6 million. The Federal NOLs, which will expire between 2017 and 2030, are generally available to offset any future taxable income but are also subject to an annual limitation of $1.0 million.

FASB ASC 740-10-05-6 Income Taxes, Uncertain Tax Position, provides financial statement accounting guidance for uncertainty in income taxes and tax positions taken or expected to be taken in a tax return. At September 30, 2017, we did not have unrecognized income tax benefits.

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

14) Lease Commitments

The Company has entered into certain operating leases for office space, trucks and other equipment. The future minimum rental commitments at September 30, 2017 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2018	19,502
2019	19,315
2020	17,284
2021	14,859
2022	11,282
Thereafter	52,052

Total future minimum lease payments	$134,294

Rent expense for the fiscal years ended September 30, 2017, 2016, and 2015, was $21.4 million, $19.7 million, and $18.4 million, respectively.

15) Supplemental Disclosure of Cash Flow Information

	Years Ended September 30,
(in thousands)	2017	2016	2015
Cash paid during the period for:
Income taxes, net	$4,434	$22,570	$38,265
Interest	$7,814	$7,785	$16,950
Non-cash investing activities:
Acquisition of NYC heating oil customer list	$—	$—	$886
Non-cash financing activities:
Increase in interest expense—amortization of debt discount on 8.875% Senior Notes	$—	$—	$112

16) Commitments and Contingencies

On April 18, 2017, a civil action was filed in the United States District Court for the Eastern District of New York, entitled M. Norman Donnenfeld v. Petro, Inc., Civil Action Number 2:17-cv-2310-JFB-SIL, against Petro, Inc. By amended complaint filed on August 15, 2017, the Plaintiff alleges he did not receive expected contractual benefits under his protected price plan contract when oil prices fell and asserts various claims for relief including breach of contract, violation of the New York General Business Law and fraud. The Plaintiff also seeks to have a class certified of similarly situated Petro customers who entered into protected price plan contracts and were denied the same contractual benefits. No class has yet been certified in this action. The Plaintiff seeks compensatory, punitive and other damages in unspecified amounts. On September 15, 2017, Petro filed a motion to dismiss the amended complaint as time-barred and for failure to state a cause of action. The motion is fully briefed and awaiting oral argument. The Company believes the allegations lack merit and intends to vigorously defend the action; at this time we cannot assess the potential outcome or materiality of this matter. The Company’s operations are subject to the operating hazards and risks normally incidental to handling, storing and transporting and otherwise providing for use by consumers hazardous liquids such as home heating oil and propane. In the ordinary course of business, the Company is a defendant in various legal proceedings and litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. We do not believe these matters, when considered individually or in the aggregate, could reasonably be expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

The Company maintains insurance policies with insurers in amounts and with coverages and deductibles we believe are reasonable and prudent. However, the Company cannot assure that this insurance will be adequate to protect it from all material expenses related to current and potential future claims, legal proceedings and litigation, including the above mentioned action, as certain types of claims may be excluded from our insurance coverage. If we incur substantial liability and the damages are not covered by insurance, or are in excess of policy limits, or if we incur liability at a time when we are not able to obtain liability insurance, then our business, results of operations and financial condition could be materially adversely affected.

17) Earnings Per Limited Partner Units

The following table presents the net income allocation and per unit data in accordance with FASB ASC 260-10-45-60 Earnings per Share, Master Limited Partnerships (EITF 03-06):

Basic and Diluted Earnings Per Limited Partner:	Years Ended September 30,
(in thousands, except per unit data)	2017	2016	2015

Net income	$26,900	$44,934	$37,556
Less General Partners’ interest in net income	156	252	212

Net income available to limited partners	26,744	44,682	37,344
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60 *	914	4,534	3,318

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$25,830	$40,148	$34,026

Per unit data:
Basic and diluted net income available to limited partners	$0.48	$0.78	$0.65
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60 *	0.02	0.08	0.06

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$0.46	$0.70	$0.59

Weighted average number of Limited Partner units outstanding	55,888	57,022	57,285

*	In any accounting period where the Company’s aggregate net income exceeds its aggregate distribution for such period, the Company is required as per FASB ASC 260-10-45-60 to present net income per limited partner unit as if all of the earnings for the period were distributed, based on the terms of the Partnership agreement, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective. This allocation does not impact the Company’s overall net income or other financial results.

18) Selected Quarterly Financial Data (unaudited)

	Three Months Ended
(in thousands—except per unit data)	Dec. 31, 2016	Mar. 31, 2017	Jun. 30, 2017	Sep. 30, 2017	Total
Sales	$384,118	$532,052	$225,801	$181,584	$1,323,555
Gross profit for product, installation and service	$118,038	$184,685	$63,309	$42,467	408,499
Operating income (loss)	$33,237	$69,032	$(19,811)	$(27,126)	55,332
Income (loss) before income taxes	$31,138	$66,996	$(21,766)	$(29,092)	47,276
Net income (loss)	$18,275	$39,704	$(13,332)	$(17,747)	26,900
Limited Partner interest in net income (loss)	$18,170	$39,471	$(13,253)	$(17,644)	26,744
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.28	$0.59	$(0.24)	$(0.32)	$0.46

	Three Months Ended
(in thousands—except per unit data)	Dec. 31, 2015	Mar. 31, 2016	Jun. 30, 2016	Sep. 30, 2016	Total
Sales	$319,055	$462,025	$218,194	$162,064	$1,161,338
Gross profit for product, installation and service	106,041	183,303	61,354	$41,799	392,497
Operating income (loss)	23,646	96,319	(2,955)	$(29,606)	87,404
Income (loss) before income taxes	21,475	94,113	(4,993)	$(31,923)	78,672
Net income (loss)	12,058	55,209	(3,238)	$(19,095)	44,934
Limited Partner interest in net income (loss)	11,990	54,896	(3,219)	$(18,985)	44,682
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.19	$0.79	$(0.06)	$(0.34)	$0.70

(a) The sum of the quarters do not add-up to the total due to the weighting of Limited Partner Units outstanding, rounding or the theoretical effects of FASB ASC 260-10-45-60 to Master Limited Partners earnings per unit.

19) Subsequent Events

Quarterly Distribution Declared

In October 2017, we declared a quarterly distribution of $0.11 per unit, or $0.44 per unit on an annualized basis, on all Common Units with respect to the fourth quarter of fiscal 2017, payable on October 31, 2017, to holders of record on October 23, 2017. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to Common Unit holders and 10% to the General Partner unit holders (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $6.1 million will be paid to the Common Unit holders, $0.2 million to the General Partner unit holders (including $0.1 million of incentive distribution as provided in our Partnership Agreement) and $0.1 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Loss Portfolio Transfer to our Captive Insurance Company

On October 11, 2017, we deposited $34.2 million of cash into an irrevocable trust to secure certain workers’ compensation, automobile and general liabilities for our captive insurance company. The cash was invested in Level 1 debt securities. Outstanding letters of credit issued to support these liabilities decreased by $36.6 million to $11.4 million as compared to the $48.0 million as of September 30, 2017.

Company Tax Treatment and Name Change

At a special meeting of unitholders held on October 25, 2017, our unitholders voted in favor of proposals to have the Company elect to be treated as a corporation, instead of a partnership, for federal income tax purposes (commonly referred to as a “check-the-box election”), along with amendments to our partnership agreement to effect such changes in income tax classification, in each case effective November 1, 2017. In addition, the Company changed its name, effective October 25, 2017, from “Star Gas Partners, L.P.” to “Star Group, L.P.” to more closely align our name with the scope of our product and service offerings. For tax years after December 31, 2017, unitholders will receive a Form 1099-DIV and will not receive a Schedule K-1 as in previous tax years. We will remain a Delaware limited partnership and the distribution provisions under our limited partnership agreement, including the incentive distributions, will not change.

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	September 30,
(in thousands)	2017	2016
Balance Sheets
ASSETS
Current assets
Cash and cash equivalents	$54	$324
Prepaid expenses and other current assets	207	199

Total current assets	261	523

Investment in subsidiaries (a)	306,016	301,368

Total Assets	$306,277	$301,891

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accrued expenses	$209	$398

Total current liabilities	209	398

Partners’ capital	306,068	301,493

Total Liabilities and Partners’ Capital	$306,277	$301,891

(a)	Investments in Star Acquisitions, Inc. and subsidiaries are recorded in accordance with the equity method of accounting.

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2017	2016	2015
Statements of Operations
Revenues	$—	$—	$—
General and administrative expenses	2,116	1,363	1,314

Operating loss	(2,116)	(1,363)	(1,314)
Net interest expense	—	—	(10,342)
Amortization of debt issuance costs	—	—	(521)
Loss on redemption of debt	—	—	(7,345)

Net loss before equity income	(2,116)	(1,363)	(19,522)
Equity income of Star Petro Inc. and subs	29,016	46,297	57,078

Net income	$26,900	$44,934	$37,556

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2017	2016	2015
Statements of Cash Flows
Cash flows provided by operating activities:

Net cash provided by operating activities (a)	$24,052	$35,109	$152,537

Cash flows provided by investing activities:

Net cash provided by investing activities	—	—	—

Cash flows used in financing activities:
Distributions	(24,322)	(23,092)	(21,298)
Redemption of debt	—	—	(130,548)
Unit repurchase	—	(12,017)	(691)

Net cash used in financing activities	(24,322)	(35,109)	(152,537)

Net decrease in cash	(270)	—	—
Cash and cash equivalents at beginning of period	324	324	324

Cash and cash equivalents at end of period	$54	$324	$324

(a) Includes distributions from subsidiaries	$24,052	$35,109	$152,537

STAR GROUP, L.P. AND SUBSIDIARIES

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2017, 2016 and 2015

(in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs & Expenses	Other Changes Add (Deduct)	Balance at End of Year
2017	Allowance for doubtful accounts	$4,419	$1,639	$ (518)(a)	$5,540
2016	Allowance for doubtful accounts	$6,713	$(639)	$(1,655)(a)	$4,419
2015	Allowance for doubtful accounts	$9,220	$3,738	$(6,245)(a)	$6,713

(a)	Bad debts written off (net of recoveries).