Form 10-Q
period 2017-12-31
STAR GROUP, L.P.
filed 2018-01-31
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

At January 31, 2018, the registrant had 55,887,832 Common Units outstanding.

STAR GROUP, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2017	2017
(in thousands)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$21,139	$52,458
Receivables, net of allowance of $5,919 and $5,540, respectively	192,559	96,603
Inventories	71,504	59,596
Fair asset value of derivative instruments	19,220	5,932
Prepaid expenses and other current assets	34,858	26,652
Total current assets	339,280	241,241
Property and equipment, net	79,538	79,673
Goodwill	225,978	225,915
Intangibles, net	100,643	105,218
Restricted cash	250	250
Captive insurance collateral (1)	45,803	11,777
Deferred charges and other assets, net	11,768	9,843
Total assets	$803,260	$673,917
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$53,259	$26,739
Revolving credit facility borrowings	79,149	-
Fair liability value of derivative instruments	-	289
Current maturities of long-term debt	10,000	10,000
Accrued expenses and other current liabilities	119,681	108,449
Unearned service contract revenue	68,583	60,133
Customer credit balances	52,477	66,723
Total current liabilities	383,149	272,333
Long-term debt	63,278	65,717
Deferred tax liabilities, net	3,535	6,140
Other long-term liabilities	23,037	23,659
Partners’ capital
Common unitholders	349,621	325,762
General partner	(908)	(929)
Accumulated other comprehensive loss, net of taxes	(18,452)	(18,765)
Total partners’ capital	330,261	306,068
Total liabilities and partners’ capital	$803,260	$673,917

(1)	See Note 2 – Captive insurance collateral

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
(in thousands, except per unit data - unaudited)	2017	2016
Sales:
Product	$366,734	$316,291
Installations and services	70,100	67,827
Total sales	436,834	384,118
Cost and expenses:
Cost of product	242,780	199,593
Cost of installations and services	69,555	66,487
(Increase) decrease in the fair value of derivative instruments	(11,400)	(8,551)
Delivery and branch expenses	91,204	81,133
Depreciation and amortization expenses	7,741	6,561
General and administrative expenses	6,651	6,353
Finance charge income	(763)	(695)
Operating income	31,066	33,237
Interest expense, net	(2,087)	(1,787)
Amortization of debt issuance costs	(309)	(312)
Income before income taxes	28,670	31,138
Income tax (benefit) expense	(1,512)	12,863
Net income	$30,182	$18,275
General Partner’s interest in net income	175	105
Limited Partners’ interest in net income	$30,007	$18,170

Basic and diluted income per Limited Partner Unit (1):	$0.45	$0.28
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	55,887	55,887

(1)	See Note 13 - Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,
(in thousands - unaudited)	2017	2016
Net income	$30,182	$18,275
Other comprehensive income:
Unrealized gain on pension plan obligation (1)	448	534
Tax effect of unrealized gain on pension plan	(135)	(216)
Total other comprehensive income	313	318
Total comprehensive income	$30,495	$18,593

(1)	This item is included in the computation of net periodic pension cost.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2017	55,887	326	$325,762	$(929)	$(18,765)	$306,068
Net income	-	-	30,007	175	-	30,182
Unrealized gain on pension plan obligation	-	-	-	-	448	448
Tax effect of unrealized gain on pension plan	-	-	-	-	(135)	(135)
Distributions	-	-	(6,148)	(154)	-	(6,302)
Balance as of December 31, 2017 (unaudited)	55,887	326	$349,621	$(908)	$(18,452)	$330,261

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
(in thousands - unaudited)	2017	2016
Cash flows provided by (used in) operating activities:
Net income	$30,182	$18,275
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(11,400)	(8,551)
Depreciation and amortization	8,050	6,873
Provision for losses on accounts receivable	311	31
Change in deferred taxes	(2,740)	3,941
Changes in operating assets and liabilities:
Increase in receivables	(96,193)	(76,845)
Increase in inventories	(11,886)	(16,248)
Increase in other assets	(12,411)	(3,294)
Increase in accounts payable	27,158	21,725
Decrease in customer credit balances	(14,294)	(22,805)
Increase in other current and long-term liabilities	19,987	11,392
Net cash used in operating activities	(63,236)	(65,506)
Cash flows provided by (used in) investing activities:
Capital expenditures	(3,604)	(4,521)
Proceeds from sales of fixed assets	88	34
Purchase of investments (1)	(34,151)	(11,474)
Acquisitions	(224)	(5,835)
Net cash used in investing activities	(37,891)	(21,796)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	79,149	-
Term loan repayment	(2,500)	(8,700)
Distributions	(6,302)	(5,860)
Customer retainage payments	(539)	-
Net cash provided by (used in) financing activities	69,808	(14,560)
Net decrease in cash, cash equivalents, and restricted cash	(31,319)	(101,862)
Cash, cash equivalents, and restricted cash at beginning of period	52,708	139,188
Cash, cash equivalents, and restricted cash at end of period	$21,389	$37,326

(1)	See Note 2 – Captive insurance collateral

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company is organized as follows:

•

Star is a limited partnership, which at December 31, 2017, had outstanding 55.9 million Common Units (NYSE: “SGU”), representing a 99.4% limited partner interest in Star, and 0.3 million general partner units, representing a 0.6% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast, Central and Southeast region retail distributor of home heating oil and propane that at December 31, 2017 served approximately 461,000 full-service residential and commercial home heating oil and propane customers. Petro also sold diesel fuel, gasoline and home heating oil to approximately 76,000 customers on a delivery only basis. We installed, maintained, and repaired heating and air conditioning equipment and to a lesser extent provided these services outside our customer base including 14,000 service contracts for natural gas and other heating systems. In addition, we provided home security and plumbing, to approximately 31,000 customers.

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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Company’s business, the results of operations and cash flows for the three month period ended December 31, 2017 are not necessarily indicative of the results to be expected for the full year.

These interim financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission and should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017.

Comprehensive Income

Comprehensive income is comprised of Net income and Other comprehensive income. Other comprehensive income consists of the unrealized gain amortization on the Company’s pension plan obligation for its two frozen defined benefit pension plans, and the corresponding tax effect.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. At December 31, 2017, the $21.4 million of cash, cash equivalents, and restricted cash on the condensed consolidated statement of cash flows is composed of $21.1 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2017, the $52.7 million of cash, cash equivalents, and restricted cash on the condensed consolidated statements of cash flow is composed of $52.5 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

Captive Insurance Collateral

At December 31, 2017 captive insurance collateral is comprised of $45.1 million of Level 1 debt securities measured at fair value and $0.7 million of mutual funds measured at net asset value.  At September 30, 2017 the balance was comprised of $11.3 million of Level 1 debt securities measured at fair value and $0.5 million of mutual funds measured at net asset value.

The investments are held by our captive insurance company in an irrevocable trust as collateral for certain workers’ compensation, general and automobile liability claims.  The collateral is required by a third party insurance carrier that insures per claim amounts above a set deductible. Due to the expected timing of claim payments, the nature of the collateral agreement with the carrier, and our captive insurance company’s source of other operating cash, the collateral is not expected to be used to pay obligations within the next twelve months.

At September 30, 2017 the investments were held for workers’ compensation, general and automobile liability claims incurred and expected to be incurred in fiscal 2017.  In the first quarter of fiscal 2018 we deposited $34.2 million of cash into the irrevocable trust to secure certain workers’ compensation, general and automobile liability claims incurred and expected to be incurred from fiscal 2004 to fiscal 2016 and fiscal 2018.

Weather Hedge Contract

To partially mitigate the adverse effect of warm weather on cash flows, the Company has used weather hedge contracts for a number of years. Weather hedge contracts are recorded in accordance with the intrinsic value method defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-45-15 Derivatives and Hedging, Weather Derivatives (EITF 99-2). The premium paid is included in the caption Prepaid expenses and other current assets in the accompanying balance sheets and amortized over the life of the contract, with the intrinsic value method applied at each interim period.

The Company has weather hedge contracts for fiscal years 2017, 2018 and 2019.  Under these contracts, we are entitled to receive a payment if the total number of degree days within the hedge period is less than the ten year average. The “Payment Thresholds,” or strikes, are set at various levels. In addition, we will be obligated to make a payment capped at $5.0 million if degree days exceed the ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year. For fiscal 2018 the maximum that the Company can receive is $17.5 million and the maximum that the Company would be obligated to pay is $5.0 million. For fiscal 2019 the maximum that the Company can receive is $12.5 million and the maximum that the Company would be obligated to pay is $5.0 million. In accordance with ASC 815-45-15, as of December 31, 2017, the Company recorded a charge of $3.1 million under this contract that increased delivery and branch expenses. No credit was recorded as of December 31, 2016.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of December 31, 2017, we had $0.2 million and $17.3 million balances included in the captions Accrued expenses and other current liabilities and Other long-term liabilities, respectively, on our condensed consolidated balance sheet representing the remaining balance of the NETTI withdrawal liability. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI withdrawal liability as of December 31, 2017 was $22.3 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The update changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The Company adopted the ASU effective December 31, 2017.  The adoption of ASU No. 2015-11 did not have an impact on the Company’s consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The update requires all leases with a term greater than twelve months to be recognized on the balance sheet by calculating the discounted present value of such leases and accounting for them through a right-of-use asset and an offsetting lease liability, and the disclosure of key information pertaining to leasing arrangements. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2020, with early adoption permitted. The Company does not intend to early adopt. The Company is continuing to evaluate the effect that ASU No. 2016-02 could have on its consolidated financial statements and related disclosures, but has not yet selected a transition method. The new guidance will materially change how we account for operating leases for office space, trucks and other equipment. Upon adoption, we expect to recognize discounted right-of-use assets and offsetting lease liabilities related to our operating leases of office space, trucks and other equipment. As of December 31, 2017, the undiscounted future minimum lease payments through 2032 for such operating leases are approximately $131.1 million, but what amount of leasing activity is expected between December 31, 2017, and the date of adoption, is currently unknown. For this reason we are unable to estimate the discounted right-of-use assets and lease liabilities as of the date of adoption.

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

3) Common Unit Repurchase and Retirement

In July 2012, the Board authorized the repurchase of up to 3.0 million of the Company’s Common Units (“Plan III”). In July 2013, the Board authorized the repurchase of an additional 1.9 million Common Units under Plan III. The authorized Common Unit repurchases may be made from time to time in the open market, in privately negotiated transactions or in such other manner deemed appropriate by management. There is no guarantee of the exact number of units that will be purchased under the program and the Company may discontinue purchases at any time. The program does not have a time limit. The Board may also approve additional purchases of units from time to time in private transactions. The Company’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the Common Units purchased in the repurchase program will be retired.

Under the Company’s third amended and restated credit agreement dated July 30, 2015, in order to repurchase Common Units we must maintain Availability (as defined in the amended and restated credit agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is in effect) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase. The Company was in compliance with this covenant as of December 31, 2017.

The following table shows repurchases under Plan III.

(in thousands, except per unit amounts) Period	Total Number of Units Purchased (a)	Average Price Paid per Unit (b)	Maximum Number of Units that May Yet Be Purchased
Plan III - Number of units authorized			4,894
Private transaction - Number of units authorized			2,450
			7,344
Plan III - Fiscal years 2012 to 2017 total (c)	5,137	$5.78	2,207

Plan III - First quarter fiscal year 2018 total	-	$-	2,207

(a)	Units were repurchased as part of a publicly announced program, except as noted in a private transaction.
(b)	Amounts include repurchase costs.
(c)	Includes 2.45 million common units acquired in a private transaction.

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

As of December 31, 2017, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 17.9 million gallons of swap contracts, 7.3 million gallons of call options, 8.7 million gallons of put options, and 83.9 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of December 31, 2017, had 27.8 million gallons of long future contracts, and 55.1 million gallons of short future contracts that settle in future months.  To hedge its internal fuel usage and other related activities for fiscal 2018, the Company, as of December 31, 2017, had 2.3 million gallons of swap contracts that settle in future months.

As of December 31, 2016, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 14.0 million gallons of swap contracts, 7.6 million gallons of call options, 9.0 million gallons of put options, and 89.2 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of December 31, 2016, had 1.0 million gallons of long swap contracts, 23.5 million gallons of long future contracts, and 44.7 million gallons of short future contracts that settle in future months. In addition to the previously described hedging instruments, the Company as of December 31, 2016, had 5.1 million gallons of spread contracts (simultaneous long and short positions) to lock-in the differential between high sulfur home heating oil and ultra low sulfur diesel. To hedge its internal fuel usage and other related activities for fiscal 2017, the Company, as of December 31, 2016, had 4.2 million gallons of swap contracts that settle in future months.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Munich Re Trading LLC, Regions Financial Corporation, Societe Generale, and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At December 31, 2017, the aggregate cash posted as collateral in the normal course of business at counterparties was $1.5 million and recorded in prepaid expense and other current assets. Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of December 31, 2017, no hedge positions and payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at December 31, 2017
Commodity contracts	Fair asset and fair liability value of derivative instruments	$19,220	$-	$19,220
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	755	$-	755
Commodity contract assets at December 31, 2017		$19,975	$-	$19,975
Liability Derivatives at December 31, 2017
Commodity contracts	Fair liability and fair asset value of derivative instruments	$-	$-	$-
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net balance	(6)		(6)
Commodity contract liabilities at December 31, 2017		$(6)	$-	$(6)
Asset Derivatives at September 30, 2017
Commodity contracts	Fair asset and fair liability value of derivative instruments	$7,729	$-	$7,729
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	996	-	996
Commodity contract assets at September 30, 2017		$8,725	$-	$8,725
Liability Derivatives at September 30, 2017
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(2,086)	$-	$(2,086)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities balances	(731)	-	(731)
Commodity contract liabilities at September 30, 2017		$(2,817)		$(2,817)

The Company’s derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$19,220	$-	$19,220	$-		$19,220
Long-term derivative assets included in deferred charges and other assets, net	755	(6)	749	-	-	749
Fair liability value of derivative instruments	-	-	-	-	-	-
Long-term derivative liabilities included in other long-term liabilities, net	-	-	-	-	-	-
Total at December 31, 2017	$19,975	$(6)	$19,969	$-	$-	$19,969
Fair asset value of derivative instruments	$6,023	$(91)	$5,932	$-	$-	$5,932
Long-term derivative assets included in other long-term assets, net	996	(730)	266	-	-	266
Fair liability value of derivative instruments	1,706	(1,995)	(289)	-	-	(289)
Long-term derivative liabilities included in other long-term liabilities, net	-	(1)	(1)	-	-	(1)
Total at September 30, 2017	$8,725	$(2,817)	$5,908	$-	$-	$5,908

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016
Commodity contracts	Cost of product (a)	$184	$3,381
Commodity contracts	Cost of installations and service (a)	$(582)	$(94)
Commodity contracts	Delivery and branch expenses (a)	$(1,229)	$(117)
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$(11,400)	$(8,551)

(a)	Represents realized closed positions and includes the cost of options as they expire.
(b)	Represents the change in value of unrealized open positions and expired options.

5) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	December 31, 2017	September 30, 2017
Product	$49,842	$37,941
Parts and equipment	21,662	21,655
Total inventory	$71,504	$59,596

6) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	December 31, 2017	September 30, 2017
Property and equipment	$203,674	$201,312
Less: accumulated depreciation	124,136	121,639
Property and equipment, net	$79,538	$79,673

7) Business Combinations

During fiscal 2018, the Company acquired two heating oil dealers for an aggregate purchase price of approximately $0.3 million.  The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition dates, and are not material to the Company’s financial condition, results of operations, or cash flows.

8) Goodwill and Intangibles, net

Goodwill

A summary of changes in the Company’s goodwill is as follows (in thousands):

Balance as of September 30, 2017	$225,915
Fiscal year 2018 business combinations	63
Balance as of December 31, 2017	$225,978

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	December 31, 2017			September 30, 2017
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$346,995	$268,362	$78,633	$346,784	$264,632	$82,152
Trade names and other intangibles	32,047	10,037	22,010	32,047	8,981	23,066
Total	$379,042	$278,399	$100,643	$378,831	$273,613	$105,218

Amortization expense for intangible assets was $4.7 million for the three months ended December 31, 2017, compared to $3.9 million for the three months ended December 31, 2016.

9) Long-Term Debt and Bank Facility Borrowings

The Company’s debt is as follows (in thousands):

	December 31,		September 30,
	2017		2017
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$79,149	$79,149	$-	$-
Senior Secured Term Loan (b)	73,278	73,800	75,717	76,300
Total debt	$152,427	$152,949	$75,717	$76,300
Total long-term portion of debt (b)	$63,278	$63,800	$65,717	$66,300

(a)	The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)	Carrying amounts are net of unamortized debt issuance costs of $0.5 million as December 31, 2017 and $0.6 million as of September 30, 2017.

On July 30, 2015, the Company entered into a third amended and restated asset-based credit agreement with a bank syndicate comprised of thirteen participants, which enables the Company to borrow up to $300 million ($450 million during the heating season of December through April of each year) on a revolving credit facility for working capital purposes (subject to certain borrowing base limitations and coverage ratios), provides for a $100 million five-year senior secured term loan (the “Term Loan”), allows for the issuance of up to $100 million in letters of credit, and has a maturity date of July 30, 2020.

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

The interest rate on the third amended and restated revolving credit facility and the Term Loan is based on a margin over LIBOR or a base rate. At December 31, 2017, the effective interest rate on the Term Loan was approximately 4.3% and the effective interest rate on revolving credit facility borrowings was approximately 4.5%.

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

At December 31, 2017, $73.8 million of the Term Loan was outstanding, $79.1 million was outstanding under the revolving credit facility, no hedge positions were secured under the credit agreement, and $7.3 million of letters of credit were issued and outstanding. At September 30, 2017, $76.3 million of the Term Loan was outstanding, no amount was outstanding under the revolving credit facility, $0.1 million of hedge positions were secured under the credit agreement, and $48 million of letters of credit were issued and outstanding.

At December 31, 2017, availability was $185.8 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio. At September 30, 2017, availability was $166.1 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio.

10) Income Taxes

At a special meeting held October 25, 2017, unitholders voted in favor of proposals to have the Company be treated as a corporation effective November 1, 2017,  instead of a partnership, for federal income tax purposes (commonly referred to as a “check-the-box” election) along with amendments to our Partnership Agreement to effect such changes in income tax classification.  For corporate subsidiaries of the Company, a consolidated Federal income tax return is filed. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recognized if, based on the weight of available evidence including historical tax losses, it is more likely than not that some or all of deferred tax assets will not be realized.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law.  The Tax Reform Act is a complicated piece of legislation that, among other provisions, contains several key provisions which impact the Company, especially the reduction of the Federal corporate income tax rate from 35% to 21% effective January 1, 2018.

Given the significance and complexity of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

As of December 31, 2017, the income tax benefit is based, in part, on a reasonable estimate of deferred tax balances as of the enactment of the Tax Reform Act.  The estimate of such deferred tax balances is provisional.  The provisional re-measurement of the deferred tax assets and liabilities resulted in an $11.5 million discrete tax benefit recorded in the quarter ended December 31, 2017.  The provisional re-measurement amount is anticipated to change as data becomes available allowing more accurate scheduling of certain deferred tax assets and liabilities.  We anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending September 30, 2018.

The effective tax rate for the quarter ended December 31, 2017 is negative 5.3%.  The income tax provision for the quarter reflects the application of blended statutory rates for calendar years 2017 and 2018 to the quarter’s results, as well as recognition of the $11.5 million provisional tax benefit due to reduction in the Federal corporate tax rate.  As a result of the tax reform, the Company’s net deferred tax liability will be realized at a lower statutory tax rate than when originally recorded, resulting in the aforementioned tax benefit.  Excluding the impact of this net deferred tax liability related tax benefit our effective income tax rate decreased from 41.3% at December 31, 2016 to 34.7% at December 31, 2017 primarily due to the lower enacted Federal statutory tax rate.

The accompanying financial statements are reported on a fiscal year, however, the Company and its corporate subsidiaries file Federal and State income tax returns on a calendar year.

The current and deferred income tax (benefit) and expenses for the three months ended December 31, 2017, and 2016 are as follows:

	Three Months Ended
	December 31,
(in thousands)	2017	2016
Income before income taxes	$28,670	$31,138
Current tax expense	1,228	8,922

Deferred tax expense	8,712	3,941
Deferred tax benefit - impact of tax reform	(11,452)	-
Total deferred tax (benefit) expense	(2,740)	3,941
Total tax (benefit) expense	$(1,512)	$12,863

The provision for income taxes differs from income taxes computed at the Federal statutory rate as a result of the following (in thousands):

	Three Months Ended
	December 31,
(in thousands)	2017	2016
Income before income taxes	$28,670	$31,138

Tax at Federal statutory rate	7,024	10,898
Impact of Partnership loss not subject to federal income taxes	51	146
State taxes net of federal benefit	2,522	1,819
Deferred tax benefit - impact of tax reform	(11,452)	-
Other	343	-
Total tax (benefit) expense	$(1,512)	$12,863

At December 31, 2017, we did not have unrecognized income tax benefits.

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

11) Supplemental Disclosure of Cash Flow Information

	Three Months Ended
	December 31,
(in thousands)	2017	2016
Cash paid during the period for:
Income taxes, net	$437	$3,862
Interest	$1,806	$2,164

12) Commitments and Contingencies

On April 18, 2017, a civil action was filed in the United States District Court for the Eastern District of New York, entitled M. Norman Donnenfeld v. Petro, Inc., Civil Action Number 2:17-cv-2310-JFB-SIL, against Petro, Inc. By amended complaint filed on August 15, 2017, the Plaintiff alleges he did not receive expected contractual benefits under his protected price plan contract when oil prices fell and asserts various claims for relief including breach of contract, violation of the New York General Business Law and fraud. The Plaintiff also seeks to have a class certified of similarly situated Petro customers who entered into protected price plan contracts and were denied the same contractual benefits. No class has yet been certified in this action. The Plaintiff seeks compensatory, punitive and other damages in unspecified amounts. On September 15, 2017, Petro filed a motion to dismiss the amended complaint as time-barred and for failure to state a cause of action. The motion was argued on January 18, 2018 and a decision is awaited. The Company believes the allegations lack merit and intends to vigorously defend the action; at this time we cannot assess the potential outcome or materiality of this matter.

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

The following presents the net income allocation and per unit data using this method for the periods presented:

	Three Months Ended
Basic and Diluted Earnings Per Limited Partner:	December 31,
(in thousands, except per unit data)	2017	2016
Net income	$30,182	$18,275
Less General Partner’s interest in net income	175	105
Net income available to limited partners	30,007	18,170
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	4,740	2,446
Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$25,267	$15,724
Per unit data:
Basic and diluted net income available to limited partners	$0.53	$0.33
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	0.08	0.05
Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$0.45	$0.28
Weighted average number of Limited Partner units outstanding	55,887	55,887

14) Subsequent Events

Quarterly Distribution Declared

In January 2018, we declared a quarterly distribution of $0.11 per unit, or $0.44 per unit on an annualized basis, on all Common Units with respect to the first quarter of fiscal 2018, payable on February 6, 2018, to holders of record on January 29, 2018. In accordance with our Partnership Agreement, the amount of distributions in excess of the minimum quarterly distribution of $0.0675, are distributed 90% to Common Unit holders and 10% to the General Partner unit holders (until certain distribution levels are met), subject to the management incentive compensation plan. As a result, $6.1 million will be paid to the Common Unit holders, $0.2 million to the General Partner unit holders (including $0.1 million of incentive distribution as provided in our Partnership Agreement) and $0.1 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

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

Additional Cash Investment into an Irrevocable Trust – Captive Insurance Company

On October 11, 2017 we deposited $34.2 million of cash into an irrevocable trust to secure certain liabilities for our captive insurance company and several days later, $36.6 million of letters of credit were cancelled that previously had secured these liabilities. The cash deposited into the trust is shown as Captive insurance collateral and, correspondingly, reduced the amount of cash on our balance sheet. We believe that this investment into the irrevocable trust will lower our letter of credit fees, increase interest income on invested cash balances and provide us with certain tax advantages attributable to a captive insurance company. As a result of these transactions, our ability to borrow from our bank group increased by $2.4 million, as the decrease in letters of credit was greater than the cash deposit.

Change in Federal Income Tax Classification and Name Change

At a special meeting held October 25, 2017, unitholders voted in favor of proposals to have the Company be treated as a corporation, instead of a partnership, for federal income tax purposes (commonly referred to as a “check-the-box” election) along with amendments to our limited partnership agreement to effect such changes in income tax classification. In addition, we changed our name to Star Group, L.P., and will continue to trade on the New York Stock Exchange under the ticker “SGU.” The name change was made to more closely align our name with the scope of products and services we offer.

We believe that, by being treated as a corporation for federal income tax purposes, instead of a partnership, we will (i) eliminate unitholders’ out-of-pocket tax burden (“phantom income”) arising from allocating taxable income to them without making corresponding cash distributions; (ii) potentially broaden our base of interested investors; (iii) enable us to fully deduct for tax purposes certain public company-related expenses; and (iv) lower our administrative expenses by eliminating Schedules K-1, which will no longer be necessary. For tax years after December 31, 2017, unitholders will receive a Form 1099-DIV in lieu of a Schedule K-1 as has been (or will be) provided for. We will remain a Delaware limited partnership for state law purposes and the distribution provisions under our limited partnership agreement, including the incentive distributions, will not change.

Income Taxes

New Federal Income Tax Legislation

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law.  The Tax Reform Act contains several key tax provisions that will impact the Company, including the reduction of the corporate Federal income tax rate from 35% to 21% effective January 1, 2018.

At December 31, 2017, the Company recorded an $11.5 million discrete income tax benefit for the re-measurement of deferred tax assets and liabilities due to the change in the Federal corporate income tax rate that the deferred taxes are based on.  Excluding the $11.5 million benefit recorded to income tax expense, our effective income tax rate was reduced from 41.3% at December 31, 2016 to 34.7% at December 31, 2017.

Book versus Tax Deductions

The amount of cash flow that we generate in any given year depends upon a variety of factors including the amount of cash income taxes that we are required to pay, which will increase as tax depreciation and amortization decreases. The amount of depreciation and amortization that we deduct for book (i.e., financial reporting) purposes will differ from the amount that the Company can deduct for tax purposes. The table below compares the estimated depreciation and amortization for book purposes to the amount that we expect to deduct for tax purposes based on currently owned assets. We file our tax returns based on a calendar year. The amounts below are based on our September 30 fiscal year.

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2018	$30,770	$28,976
2019	26,794	22,160
2020	23,000	18,703
2021	17,948	16,475
2022	14,542	14,674
2023	12,693	13,034

Non-Deductible Partnership Expenses

Through October 31, 2017 the Company incurred certain expenses at the partnership level that are not deductible for Federal or state income tax purposes by our corporate subsidiaries. As a result, our effective tax rate could differ from the statutory rate that would be applicable if such expenses were deductible.

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

During both fiscal 2012 and 2016, we collected $12.5 million for amounts due under our weather hedge contracts and recorded a corresponding credit of $12.5 million that reduced delivery and branch expenses each respective fiscal year. While temperatures were 12.4% warmer than normal (as defined by NOAA) in fiscal 2017, we did not receive a payout under our weather hedge contract because the Payment Thresholds were not met under the contract.

We have purchased weather hedge contracts for fiscal years 2018 and 2019. Under these contracts, we are entitled to a payment if the total number of degree days within the hedge period is less than the ten year average. The “Payment Thresholds,” or strikes, are set at various levels. In addition, we will be obligated to make a payment capped at $5.0 million if degree days exceed the ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year. For fiscal 2018, the maximum that the Company can receive is $17.5 million and the maximum that the Company would be obligated to pay is $5.0 million. For fiscal 2019, the maximum that the Company can receive is $12.5 million and the maximum that the Company would be obligated to pay is $5.0 million. If the Company were to have the same weather conditions in fiscal 2018 and 2019 as took place in fiscal 2017, the Company would receive $4.4 million in fiscal 2018 and $8.4 million in fiscal 2019. If the Company were to have the same weather conditions in fiscal 2018 and 2019 as took place in fiscal 2014 and 2015, the company would pay $5.0 million in fiscal 2018 and 2019, respectively.

At December 31, 2017, we have recorded a liability of $3.1 million for an expected payment under our weather hedge contracts and have increased delivery and branch expense by that amount as temperatures in November and December were 13.4% colder than the Payment Threshold.

Per Gallon Gross Profit Margins

We believe home heating oil and propane margins should be evaluated on a cents per gallon basis (before the effects of increases or decreases in the fair value of derivative instruments), as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction.

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

At December 31, 2017, we had 83.9 million gallons of home heating oil hedged for our ceiling customers and 17.9 million gallons for our fixed priced customers.  Over 98% of these hedges were at their strike price, which reduces the potential for per gallon margin expansion for these customers unless the price for home heating oil declines. In addition, the percentage of customers on variable pricing has decreased (and the percentage of customers who have elected price protection has increased), which may adversely impact home heating oil margins in fiscal 2018 as the per gallon margins realized from price–protected customers generally are less than variable priced residential customers.

Impact on Liquidity of Wholesale Product Cost Volatility

Our liquidity is adversely impacted in times of increasing wholesale product costs, as we must use more cash to fund our hedging requirements as well as the increased levels of accounts receivable and inventory. Our liquidity can also be adversely impacted by sudden and sharp decreases in wholesale product costs, due to the increased margin requirements for futures contracts and collateral requirements for options and swaps that we use to manage market risks.

Home Heating Oil Price Volatility

Volatility, which is reflected in the wholesale price of home heating oil, has a larger impact on our business when prices rise, as consumer price sensitivity to heating costs increases, often leading to increased gross customer losses. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces. The price of home heating oil is closely linked to the price refiners pay for crude oil, which is the principal cost component of home heating oil. The volatility in the wholesale cost of home heating oil, as measured by the New York Mercantile Exchange (“NYMEX”), for the fiscal years ending September 30, 2014, through 2018, on a quarterly basis, is illustrated in the following chart (price per gallon):

	Fiscal 2018		Fiscal 2017		Fiscal 2016		Fiscal 2015		Fiscal 2014
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$1.74	$2.08	$1.39	$1.70	$1.08	$1.61	$1.85	$2.66	$2.84	$3.12
March 31	-	-	1.49	1.70	0.87	1.26	1.62	2.30	2.89	3.28
June 30	-	-	1.37	1.65	1.08	1.57	1.68	2.02	2.85	3.05
September 30	-	-	1.45	1.86	1.26	1.53	1.38	1.84	2.65	2.98

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2018			2017			2016
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	24,700	19,900	4,800	24,300	19,100	5,200	22,800	24,200	(1,400)
Second Quarter	-	-	-	13,200	16,400	(3,200)	13,700	19,300	(5,600)
Third Quarter	-	-	-	8,000	12,700	(4,700)	7,400	14,100	(6,700)
Fourth Quarter	-	-	-	12,400	16,500	(4,100)	11,400	21,200	(9,800)
Total	24,700	19,900	4,800	57,900	64,700	(6,800)	55,300	78,800	(23,500)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2018			2017			2016
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	5.4%	4.4%	1.0%	5.6%	4.4%	1.2%	5.0%	5.3%	(0.3%)
Second Quarter	-	-	-	3.0%	3.7%	(0.7%)	3.0%	4.2%	(1.2%)
Third Quarter	-	-	-	1.8%	2.9%	(1.1%)	1.6%	3.1%	(1.5%)
Fourth Quarter	-	-	-	2.7%	3.6%	(0.9%)	2.5%	4.6%	(2.1%)
Total	5.4%	4.4%	1.0%	13.1%	14.6%	(1.5%)	12.1%	17.2%	(5.1%)

For the three months ended December 31, 2017, the Company gained 4,800 accounts (net), or 1.0%, of our home heating oil and propane customer base, compared to 5,200 accounts gained (net), or 1.2% of our home heating oil and propane customer base, during the three months ended December 31, 2016. Our gross customer gains were 400 accounts higher than the prior year’s comparable period and our gross customer losses were also 800 accounts higher.

During the three months ended December 31, 2017, we estimate that we lost 0.3% of our home heating oil accounts to natural gas conversions versus 0.3% for the three months ended December 31, 2016, and 0.5% for the three months ended December 31, 2015. Losses to natural gas in our footprint for the heating oil industry could be greater or less than the Company’s estimates. Conversions to natural gas may continue as it remains less expensive than home heating oil on an equivalent BTU basis.

Three Months Ended December 31, 2017

Compared to the Three Months Ended December 31, 2016

Volume

For the three months ended December 31, 2017, retail volume of home heating oil and propane increased by 3.9 million gallons, or 3.9%, to 103.4 million gallons, compared to 99.5 million gallons for the three months ended December 31, 2016. For those locations where the Company had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended December 31, 2017 were 5.5% colder than the three months ended December 31, 2016 and 5.8% warmer than normal, as reported by NOAA due to a record warm temperatures in October 2017. For the twelve months ended December 31, 2017, net customer attrition for the base business was 1.6%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency and other volume variances not otherwise described are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended December 31, 2016	99.5
Acquisitions	6.5
Impact of colder temperatures	5.5
Net customer attrition	(2.6)
Other	(5.5)
Change (a)	3.9
Volume - Three months ended December 31, 2017	103.4

(a)

While temperatures were 5.5% colder for the three months ended December 31, 2017 than the prior year’s comparable quarter, the last week of December 2017 was over 40% colder than normal. We believe that these temperatures will positively impact deliveries during the second quarter of fiscal 2018.

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended December 31, 2017 compared to the three months ended December 31, 2016:

	Three Months Ended
Customers	December 31, 2017	December 31, 2016
Residential Variable	42.7%	43.2%
Residential Price-Protected	44.7%	44.1%
Commercial/Industrial	12.6%	12.7%
Total	100.0%	100.0%

Volume of other petroleum products increased by 1.3 million gallons, or 4.3%, to 30.7 million gallons for the three months ended December 31, 2017, largely due to acquisitions.

Product Sales

For the three months ended December 31, 2017, product sales increased $50.4 million, or 15.9%, to $366.7 million, compared to $316.3 million for the three months ended December 31, 2016, largely due to an increase in in wholesale product costs of $0.2623 per gallon, or 16.9% and an increase total volume sold of 4.0%.

Installations and Services

For the three months ended December 31, 2017, installation and service sales increased $2.3 million, or 3.4%, to $70.1 million, compared to $67.8 million for the three months ended December 31, 2016, due to acquisitions.

Cost of Product

For the three months ended December 31, 2017, cost of product increased $43.2 million, or 21.6%, to $242.8 million, compared to $199.6 million for the three months ended December 31, 2016, due to an increase in total volume sold of 4.0% and a $0.2623 per gallon, or 16.9%, increase in wholesale product cost.

Gross Profit — Product

The table below calculates the Company’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended December 31, 2017 increased by $0.0265 per gallon, or 2.4%, to $1.1193 per gallon, from $1.0928 per gallon during the three months ended December 31, 2016.

At December 31, 2017, we had 83.9 million gallons of home heating oil hedged for our ceiling customers and 17.9 million gallons for our fixed priced customers. Over 98% of these hedges were at their strike price, which reduces the potential for per gallon margin expansion for these customers unless the price for home heating oil declines. In addition, the percentage of customers on variable pricing has decreased (as the percentage of customers that have elected price protection has increased), which may adversely impact home heating oil and propane margins for the remainder of fiscal 2018 as the per gallon margins realized from price–protected customers generally are less than variable priced residential customers.

Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	December 31, 2017		December 31, 2016
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	103.4		99.5
Sales	$301.4	$2.9144	$262.3	$2.6358
Cost	$185.7	$1.7951	$153.6	$1.5430
Gross Profit	$115.7	$1.1193	$108.7	$1.0928

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	30.7		29.4
Sales	$65.3	$2.1268	$54.0	$1.8331
Cost	$57.1	$1.8603	$46.0	$1.5635
Gross Profit	$8.2	$0.2665	$8.0	$0.2696

Total Product	Amount (in millions)	Amount (in millions)
Sales	$366.7	$316.3
Cost	$242.8	$199.6
Gross Profit	$123.9	$116.7

For the three months ended December 31, 2017, total product gross profit was $123.9 million, an increase of $7.2 million, or 6.2%, versus the three months ended December 31, 2016, due to an increase in home heating oil and propane volume ($4.4 million) and an increase in home heating oil and propane margins ($2.8 million).

Cost of Installations and Services

Total installation costs for the three months ended December 31, 2017 were $22.6 million, nearly unchanged versus $22.3 million in installation costs for the three months ended December 31, 2016. Installation costs as a percentage of installation sales for the three months ended December 31, 2017 and the three months ended December 31, 2016 were 82.7% and 81.2%, respectively.

Service expense increased by $2.8 million, or 6.4%, to $46.9 million for the three months ended December 31, 2017, or 109.8% of service sales, versus $44.2 million, or 109.5% of service sales, for the three months ended December 31, 2016. We realized a combined gross profit from service and installation of $0.5 million for the three months ended December 31, 2017 compared to a combined gross profit of $1.3 million for the three months ended December 31, 2016.  The decrease was due to the cost structure of acquisitions. Management views the service and installation department on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended December 31, 2017, the change in the fair value of derivative instruments resulted in an $11.4 million credit due to an increase in the market value for unexpired hedges (an $11.6 million credit) reduced by a $0.2 million charge due to the expiration of certain hedged positions.

During the three months ended December 31, 2016, the change in the fair value of derivative instruments resulted in an $8.6 million credit due to an increase in the market value for unexpired hedges (an $8.2 million credit) and a $0.4 million credit due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the three months ended December 31, 2017, delivery and branch expenses increased $10.1 million, or 12.4%, to $91.2 million, compared to $81.1 million for the three months ended December 31, 2016 primarily due to the additional costs from acquisitions of $4.0 million, a $3.0 million increase in the base business, or 3.7%, and a $3.1 million charge relating to an amount due under our weather hedge contract as temperatures in November and December were 13.4% colder than the Payment Threshold. Higher insurance expense of $0.7 million and an increase in customer service, sales, operations and information technology costs of $2.3 million drove the increase in the base business. The amount due under our weather hedge contract could be increased or reduced, depending on temperatures experienced in the second fiscal quarter.

Depreciation and Amortization Expenses

For the three months ended December 31, 2017, depreciation and amortization expense increased by $1.2 million, or 18.0%, to $7.7 million, compared to $6.6 million for the three months ended December 31, 2016 largely due to acquisitions.

General and Administrative Expenses

For the three months ended December 31, 2017, general and administrative expenses increased by $0.3 million, or 4.7%, to $6.7 million compared to $6.4 million, for the three months ended December 31, 2016 largely due to legal expenses of $0.3 million associated with the change in federal income tax classification previously discussed.

Finance Charge Income

For the three months ended December 31, 2017, finance charge income increased by $0.1 million, or 9.8% to $0.8 million compared to $0.7 million for the three months ended December 31, 2016. The increase in the wholesale cost of product and the higher volume led to an increase in product sales and, thus, accounts receivable balances subject to a finance charge.

Interest Expense, Net

For the three months ended December 31, 2017, net interest expense increased to $2.1 million compared to $1.8 million for the three months ended December 31, 2016 primarily due to $0.3 million of interest expense on our revolving credit facility borrowings to finance our working capital due to the 5.5% colder weather and financing of the $34.2 million additional investment into the irrevocable trust that we did not incur in the prior year.

Amortization of Debt Issuance Costs

For the three months ended December 31, 2017, amortization of debt issuance costs was unchanged at $0.3 million compared to the three months ended December 31, 2016.

Income Tax Expense

For the three months ended December 31, 2017, income tax expense decreased by $14.4 million to a $1.5 million tax benefit, from a $12.9 million expense for the three months ended December 31, 2016. The decrease is primarily due to an $11.5 million tax benefit recorded as of December 31, 2017 to reflect the impact of the Tax Cuts and Jobs Act signed into law on December 22, 2017. The tax reform reduced the Federal statutory income tax rate for corporations from 35% to 21% effective January 1, 2018, therefore the Company’s net deferred tax liability will be realized at a lower statutory tax rate than originally recorded, resulting in a tax benefit to the Company. Excluding the impact of this net deferred tax liability related tax benefit our effective income tax rate decreased from 41.3% at December 31, 2016 to 34.7% at December 31, 2017, primarily due to the lower enacted Federal statutory tax.

Net Income

For the three months ended December 31, 2017, net income increased $11.9 million, or 65.2%, to $30.2 million, from $18.3 million for the three months ended December 31, 2016, primarily due to a decrease in income tax expense of $14.4 million as a result of the aforementioned Tax Reform Act.

Adjusted EBITDA

For the three months ended December 31, 2017, Adjusted EBITDA decreased by $3.8 million, or 12.3%, to $27.4 million as higher home heating oil and propane margins and the additional Adjusted EBITDA provided by acquisitions was more than offset by higher operating costs in the base business of $3.0 million, a $3.1 million charge relating to an amount due under our weather hedge contract as temperatures in November and December were 13.4% colder than the Payment Threshold, and a decline in volume in the base business. While temperatures were 5.5% colder for the three months ended December 31, 2017 than the prior year’s comparable quarter, this primarily reflected the fact that the last week of December 2017 was over 40% colder than normal. We believe that these temperatures will positively impact deliveries during the second quarter of fiscal 2018.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended December 31,
(in thousands)	2017	2016
Net income	$30,182	$18,275
Plus:
Income tax (benefit) expense	(1,512)	12,863
Amortization of debt issuance cost	309	312
Interest expense, net	2,087	1,787
Depreciation and amortization	7,741	6,561
EBITDA (a)	38,807	39,798
(Increase) / decrease in the fair value of derivative instruments	(11,400)	(8,551)
Adjusted EBITDA (a)	27,407	31,247
Add / (subtract)
Income tax benefit (expense)	1,512	(12,863)
Interest expense, net	(2,087)	(1,787)
Provision for losses on accounts receivable	311	31
Increase in accounts receivables	(96,193)	(76,845)
Increase in inventories	(11,886)	(16,248)
Decrease in customer credit balances	(14,294)	(22,805)
Change in deferred taxes	(2,740)	3,941
Change in other operating assets and liabilities	34,734	29,823
Net cash used in operating activities	$(63,236)	$(65,506)
Net cash used in investing activities	$(37,891)	$(21,796)
Net cash provided by (used in) financing activities	$69,808	$(14,560)

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

During the three months ended December 31, 2017, cash used in operating activities decreased by $2.3 million to $63.2 million, when compared to $65.5 million of cash used in operating activities during the three months ended December 31, 2016, as a $0.4 million increase in cash generated from operations, higher accounts payable of $5.4 million, lower inventory purchases of $4.4 million, and a $3.4 million reduction in taxes paid were partially offset by an increase in cash used to finance accounts receivable of $10.8 million (including customer credit balances) and changes in other assets and liabilities of $0.5 million. Accounts receivable rose due to the increase in total sales of 13.7% and accounts payable increased due to the timing of inventory purchases during the quarter.

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

Investing Activities

Our capital expenditures for the three months ended December 31, 2017 totaled $3.6 million, as we invested in computer hardware and software ($0.6 million), refurbished certain physical plants ($0.3 million), expanded our propane operations ($0.9 million) and made additions to our fleet and other equipment ($1.8 million). We completed two acquisitions for approximately $0.3 million; $0.2 million in cash and $0.1 million of deferred liability.

On October 11, 2017, we deposited $34.2 million of cash into an irrevocable trust to secure certain liabilities for our captive insurance company and several days later, $36.6 million of letters of credit were cancelled that previously had secured these liabilities. The cash deposited into the trust is shown as a long-term asset in investments and, correspondingly, reduced cash on our balance sheet.  We believe that the investment into the irrevocable trust will lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company. As a result of these transactions, our ability to borrow from our bank group increased by $2.4 million, as the decrease in letters of credit was greater than the cash deposit.

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

Financing Activities

During the three months ended December 31, 2017 we paid distributions of $6.1 million to our Common Unit holders and $0.2 million to our General Partner unit holders (including $0.1 million of incentive distributions as provided in our Partnership Agreement). We borrowed $79.1 million under our revolving credit to finance our working capital and repaid $2.5 million of our term loan.

During the three months ended December 31, 2016, we paid distributions of $5.8 million to our Common Unit holders and $0.1 million to our General Partner unit holders (including $0.1 million of incentive distributions as provided in our Partnership Agreement), and repaid $8.7 million of the term loan.

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of December 31, 2017 ($21.1 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and repaid from subsequent seasonal reductions in inventory and accounts receivable. As of December 31, 2017, we had $79.1 million borrowings under our revolving credit facility, $73.8 million under our term loan and $7.3 million in letters of credit outstanding, primarily for prior year claims.

Under the terms of the third amended and restated credit agreement, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the maximum facility size and a fixed charge coverage ratio of not less than 1.1. We must also maintain a senior secured leverage ratio that at any time cannot be more than 3.0 as calculated during the quarters ending June or September, and at any time no more than 4.5 as calculated during the quarters ending December or March. As of December 31, 2017, Availability, as defined in the credit agreement, was $185.8 million and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for the remainder of fiscal 2018 are estimated to be approximately $7.0 million to $8.0 million, excluding the capital requirements for leased fleet. In addition, we plan to invest an additional $1.4 million in our propane operations. Distributions for the balance of fiscal 2018, at the current quarterly level of $0.11 per unit, would result in an aggregate of approximately $18.4 million to Common Unit holders, $0.5 million to our General Partner (including $0.4 million of incentive distribution as provided for in our Partnership Agreement) and $0.4 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. Under the terms of our credit facility, our term loan is repayable in quarterly payments of $2.5 million, and depending on our fiscal 2018 results, we may be required to make an additional payment (see Note 9 — Long-Term Debt and Bank Facility Borrowings). In addition, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

Contractual Obligations and Off-Balance Sheet Arrangements

There has been no material change to Contractual Obligations and Off-Balance Sheet Arrangements since our September 30, 2017 Form 10-K disclosure and therefore, the table has not been included in this Form 10-Q.

Recent Accounting Pronouncements

The following new accounting standards were recently adopted by the Company, and are more fully described in Note 2. Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements, of the consolidated financial statements:

•	ASU No. 2015-11, Simplifying the Measurement of Inventory

The following new accounting standards are currently being evaluated by the Company, and are more fully described in Note 2. Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements, of the consolidated financial statements:

•	ASU No. 2014-09, Revenue from Contracts with Customers
•	ASU No. 2016-02, Leases
•	ASU No. 2016-13, Financial Instruments – Credit Losses
•	ASU No. 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments
•	ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business
•	ASU No. 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At December 31, 2017, we had outstanding borrowings totaling $152.9 million, which are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $1.1 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at December 31, 2017, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $12.2 million to a fair market value of $32.2 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $17.9 million to a fair market value $2.0 million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and its chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

c) Other

The General Partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of our general partner have concluded, as of December 31, 2017, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

On April 18, 2017, a civil action was filed in the United States District Court for the Eastern District of New York, entitled M. Norman Donnenfeld v. Petro, Inc., Civil Action Number 2:17-cv-2310-JFB-SIL, against Petro, Inc. By amended complaint filed on August 15, 2017, the Plaintiff alleges he did not receive expected contractual benefits under his protected price plan contract when oil prices fell and asserts various claims for relief including breach of contract, violation of the New York General Business Law and fraud. The Plaintiff also seeks to have a class certified of similarly situated Petro customers who entered into protected price plan contracts and were denied the same contractual benefits. No class has yet been certified in this action. The Plaintiff seeks compensatory, punitive and other damages in unspecified amounts. On September 15, 2017, Petro filed a motion to dismiss the amended complaint as time-barred and for failure to state a cause of action. The motion was argued on January 18, 2018 and a decision is awaited. The Company believes the allegations lack merit and intends to vigorously defend the action; at this time we cannot assess the potential outcome or materiality of this matter.

Item 1A.

Risk Factors

In addition to the other information set forth in this Report, investors should carefully review and consider the information regarding certain factors which could materially affect our business, results of operations, financial condition and cash flows set forth in Part I Item 1A. “Risk Factors” in our Fiscal 2017 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6.

Exhibits

(a)	Exhibits Included Within:

31.1	Certification of Chief Executive Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Star Group, L.P. Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Group, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary Kestrel Heat LLC (Principal Financial Officer)	January 31, 2018

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller Kestrel Heat LLC (Principal Accounting Officer)	January 31, 2018