Form 10-Q
period 2018-03-31
STAR GROUP, L.P.
filed 2018-05-02
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

At April 30, 2018, the registrant had 53,979,917 Common Units outstanding.

STAR GROUP, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2018	2017
(in thousands)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$35,429	$52,458
Receivables, net of allowance of $8,443 and $5,540, respectively	263,939	96,603
Inventories	59,726	59,596
Fair asset value of derivative instruments	6,711	5,932
Prepaid expenses and other current assets	28,235	26,652
Total current assets	394,040	241,241
Property and equipment, net	79,761	79,673
Goodwill	225,978	225,915
Intangibles, net	95,874	105,218
Restricted cash	250	250
Captive insurance collateral (1)	45,141	11,777
Deferred charges and other assets, net	10,980	9,843
Total assets	$852,024	$673,917
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$34,379	$26,739
Revolving credit facility borrowings	115,002	-
Fair liability value of derivative instruments	-	289
Current maturities of long-term debt	10,000	10,000
Accrued expenses and other current liabilities	122,564	108,449
Unearned service contract revenue	62,283	60,133
Customer credit balances	24,587	66,723
Total current liabilities	368,815	272,333
Long-term debt	60,836	65,717
Deferred tax liabilities, net	33,500	6,140
Other long-term liabilities	22,613	23,659
Partners’ capital
Common unitholders	385,909	325,762
General partner	(743)	(929)
Accumulated other comprehensive loss, net of taxes	(18,906)	(18,765)
Total partners’ capital	366,260	306,068
Total liabilities and partners’ capital	$852,024	$673,917

(1)	See Note 2 – Captive insurance collateral

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per unit data - unaudited)	2018	2017	2018	2017
Sales:
Product	$622,962	$475,485	$989,696	$791,776
Installations and services	61,069	56,567	131,169	124,394
Total sales	684,031	532,052	1,120,865	916,170
Cost and expenses:
Cost of product	403,293	288,941	646,073	488,534
Cost of installations and services	64,659	58,426	134,214	124,913
(Increase) decrease in the fair value of derivative instruments	11,609	12,442	209	3,891
Delivery and branch expenses	106,605	92,214	197,809	173,347
Depreciation and amortization expenses	7,703	6,726	15,444	13,287
General and administrative expenses	6,221	5,556	12,872	11,909
Finance charge income	(1,532)	(1,285)	(2,295)	(1,980)
Operating income	85,473	69,032	116,539	102,269
Interest expense, net	(2,383)	(1,712)	(4,470)	(3,499)
Amortization of debt issuance costs	(307)	(324)	(616)	(636)
Income before income taxes	82,783	66,996	111,453	98,134
Income tax expense	28,005	27,292	26,493	40,155
Net income	$54,778	$39,704	$84,960	$57,979
General Partner’s interest in net income	319	233	494	338
Limited Partners’ interest in net income	$54,459	$39,471	$84,466	$57,641

Basic and diluted income per Limited Partner Unit (1):	$0.81	$0.59	$1.26	$0.87
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	55,642	55,888	55,766	55,888

(1)	See Note 13 - Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands - unaudited)	2018	2017	2018	2017
Net income	$54,778	$39,704	$84,960	$57,979
Other comprehensive income (loss):
Unrealized gain on pension plan obligation (1)	448	532	896	1,066
Tax effect of unrealized gain on pension plan	(167)	(216)	(302)	(432)
Unrealized loss on captive insurance collateral	(931)	-	(931)	-
Tax effect of unrealized loss on captive insurance collateral	196	-	196	-
Total other comprehensive income (loss)	(454)	316	(141)	634
Total comprehensive income	$54,324	$40,020	$84,819	$58,613

(1)	This item is included in the computation of net periodic pension cost.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2017	55,888	326	$325,762	$(929)	$(18,765)	$306,068
Net income	-	-	84,466	494	-	84,960
Unrealized gain on pension plan obligation	-	-	-	-	896	896
Tax effect of unrealized gain on pension plan	-	-	-	-	(302)	(302)
Unrealized loss on captive insurance collateral	-	-	-	-	(931)	(931)
Tax effect of unrealized loss on captive insurance collateral	-	-	-	-	196	196
Distributions	-	-	(12,296)	(308)	-	(12,604)
Retirement of units (1)	(1,281)	-	(12,023)	-	-	(12,023)
Balance as of March 31, 2018 (unaudited)	54,607	326	$385,909	$(743)	$(18,906)	$366,260

(1)	See Note 3 – Common Unit Repurchase and Retirement.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
(in thousands - unaudited)	2018	2017
Cash flows provided by (used in) operating activities:
Net income	$84,960	$57,979
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	209	3,891
Depreciation and amortization	16,060	13,923
Provision for losses on accounts receivable	3,465	1,525
Change in deferred taxes	27,254	7,121
Changes in operating assets and liabilities:
Increase in receivables	(170,530)	(111,631)
(Increase) decrease in inventories	(108)	642
(Increase) decrease in other assets	(4,486)	796
Increase in accounts payable	8,118	6,797
Decrease in customer credit balances	(42,184)	(53,873)
Increase in other current and long-term liabilities	16,967	36,954
Net cash used in operating activities	(60,275)	(35,876)
Cash flows provided by (used in) investing activities:
Capital expenditures	(6,583)	(7,786)
Proceeds from sales of fixed assets	132	132
Purchase of investments (1)	(34,542)	(11,474)
Acquisitions	(224)	(7,651)
Net cash used in investing activities	(41,217)	(26,779)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	160,104	-
Revolving credit facility repayments	(45,102)	-
Term loan repayments	(5,000)	(11,200)
Distributions	(12,604)	(11,719)
Unit repurchases	(12,023)	-
Customer retainage payments	(912)	(409)
Payments of debt issue costs	-	(60)
Net cash provided by (used in) financing activities	84,463	(23,388)
Net decrease in cash, cash equivalents, and restricted cash	(17,029)	(86,043)
Cash, cash equivalents, and restricted cash at beginning of period	52,708	139,188
Cash, cash equivalents, and restricted cash at end of period	$35,679	$53,145

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

The Company is organized as follows:

•

Star is a limited partnership, which at March 31, 2018, had outstanding 54.6 million Common Units (NYSE: “SGU”), representing a 99.4% limited partner interest in Star, and 0.3 million general partner units, representing a 0.6% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast, Central and Southeast region retail distributor of home heating oil and propane that at March 31, 2018 served approximately 456,000 full-service residential and commercial home heating oil and propane customers. Petro also sold diesel fuel, gasoline and home heating oil to approximately 76,000 customers on a delivery only basis. We installed, maintained, and repaired heating and air conditioning equipment and to a lesser extent provided these services outside our customer base including 14,000 service contracts for natural gas and other heating systems. In addition, we provided home security and plumbing, to approximately 32,000 customers.

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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Company’s business, the results of operations and cash flows for the six month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive Income

Comprehensive income is comprised of Net income and Other comprehensive income (loss). Other comprehensive income (loss) consists of the unrealized gain amortization on the Company’s pension plan obligation for its two frozen defined benefit pension plans, unrealized loss on captive insurance collateral, and the corresponding tax effect.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. At March 31, 2018, the $35.7 million of cash, cash equivalents, and restricted cash on the condensed consolidated statement of cash flows is composed of $35.4 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2017, the $52.7 million of cash, cash equivalents, and restricted cash on the condensed consolidated statements of cash flow is composed of $52.5 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

Captive Insurance Collateral

At March 31, 2018, captive insurance collateral is comprised of $43.9 million of Level 1 debt securities measured at fair value and $1.3 million of mutual funds measured at net asset value.  At September 30, 2017, the balance was comprised of $11.3 million of Level 1 debt securities measured at fair value and $0.5 million of mutual funds measured at net asset value. Unrealized gains and losses, net of related income taxes, are reported as accumulated other comprehensive loss, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in Interest expense, net, at which time the average cost basis of these securities are adjusted to fair value.

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

At September 30, 2017, the investments were held for workers’ compensation, general and automobile liability claims incurred and expected to be incurred in fiscal 2017.  In the first quarter of fiscal 2018 we deposited $34.2 million of cash into the irrevocable trust to secure certain workers’ compensation, general and automobile liability claims incurred and expected to be incurred from fiscal 2004 to fiscal 2016 and fiscal 2018.

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

The Company has weather hedge contracts for fiscal years 2017, 2018 and 2019.  Under these contracts, we are entitled to receive a payment if the total number of degree days within the hedge period is less than the prior ten year average. The “Payment Thresholds,” or strikes, are set at various levels. In addition, we will be obligated to make a payment capped at $5.0 million if degree days exceed the prior ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year.  For fiscal 2019 the maximum that the Company can receive is $12.5 million and the maximum that the Company would be obligated to pay is $5.0 million.  As of March 31, 2018, the Company recorded a charge of $1.9 million under this contract that increased delivery and branch expenses. The amount was paid in April 2018.  No charge or benefit was recorded as of March 31, 2017.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of March 31, 2018, we had $0.2 million and $17.2 million balances included in the captions Accrued expenses and other current liabilities and Other long-term liabilities, respectively, on our condensed consolidated balance sheet representing the remaining balance of the NETTI withdrawal liability. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI withdrawal liability as of March 31, 2018 was $21.8 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The update requires all leases with a term greater than twelve months to be recognized on the balance sheet by calculating the discounted present value of such leases and accounting for them through a right-of-use asset and an offsetting lease liability, and the disclosure of key information pertaining to leasing arrangements. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2020, with early adoption permitted. The Company does not intend to early adopt. The Company is continuing to evaluate the effect that ASU No. 2016-02 could have on its consolidated financial statements and related disclosures, but has not yet selected a transition method. The new guidance will materially change how we account for operating leases for office space, trucks and other equipment. Upon adoption, we expect to recognize discounted right-of-use assets and offsetting lease liabilities related to our operating leases of office space, trucks and other equipment. As of March 31, 2018, the undiscounted future minimum lease payments through 2032 for such operating leases are approximately $128.2 million, but the amount of leasing activity expected between March 31, 2018, and the date of adoption, is currently unknown. For this reason we are unable to estimate the discounted right-of-use assets and lease liabilities as of the date of adoption.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income, which allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2020, with early adoption permitted.  The Company is evaluating the effect that ASU No. 2018-02 will have on its consolidated financial statements and related disclosures, but has not determined the timing of adoption.

3) Common Unit Repurchase and Retirement

In July 2012, the Board adopted a plan to repurchase certain of the Company’s Common Units (“Plan III”).  Prior to February 2018, the Company had repurchased approximately 2.7 million Common Units under Plan III.  In February 2018, the Board authorized an increase of the number of Common Units that are available for the Company to repurchase from 2.2 million to a total of 5.5 million, of which, 3.0 million were available for repurchase in open market transactions and 2.5 million were available for repurchase in privately-negotiated transactions. The Company repurchased approximately 1.3 million Common Units in the second fiscal quarter of 2018, and 4.2 million total Common Units remain available for repurchase at the end of the quarter.  There is no guarantee of the exact number of units that will be purchased under the program and the Company may discontinue purchases at any time. The program does not have a time limit. The Board may also approve additional purchases of units from time to time in private transactions. The Company’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the Common Units purchased in the repurchase program will be retired.

Under the Company’s third amended and restated credit agreement dated July 30, 2015, in order to repurchase Common Units we must maintain Availability (as defined in the amended and restated credit agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is in effect) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase. The Company was in compliance with this covenant as of March 31, 2018.

The following table shows repurchases under Plan III.

(in thousands, except per unit amounts) Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Plan III - Fiscal year 2017 total	-	$-	-	2,207

Plan III - First quarter fiscal year 2018 total	-	$-	-	2,207

Plan III - January 2018	-	$-	-	2,207
Plan III - February 2018	258	$9.48	258	5,242	(b)
Plan III - March 2018	1,023	$9.36	1,023	4,219
Plan III - Second quarter fiscal year 2018 total	1,281	$9.38	1,281	4,219

Plan III - April 2018 (c)	626	$9.71	626	3,593

(a)	Amount includes repurchase costs.
(b)	In February 2018, the Board authorized an increase in the number of Common Units available for repurchase from 2.2 million to 5.5 million.
(c)	See Note 14 - Subsequent Events

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

As of March 31, 2018, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 8.8 million gallons of swap contracts, 2.2 million gallons of call options, 4.2 million gallons of put options, and 53.3 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of March 31, 2018, had 34.4 million gallons of long future contracts, and 53.4 million gallons of short future contracts that settle in future months.  To hedge its internal fuel usage and other related activities for fiscal 2018, the Company, as of March 31, 2018, had 1.1 million gallons of swap contracts that settle in future months.

As of March 31, 2017, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 8.0 million gallons of swap contracts, 2.1 million gallons of call options, 5.1 million gallons of put options, and 52.1 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of March 31, 2017, had 0.3 million gallons of long swap contracts, 33.6 million gallons of long future contracts, and 47.6 million gallons of short future contracts that settle in future months. In addition to the previously described hedging instruments, the Company as of March 31, 2017, had 1.0 million gallons of spread contracts (simultaneous long and short positions) to lock-in the differential between high sulfur home heating oil and ultra low sulfur diesel. To hedge its internal fuel usage and other related activities for fiscal 2017, the Company, as of March 31, 2017, had 1.4 million gallons of swap contracts that settle in future months.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Munich Re Trading LLC, Regions Financial Corporation, Societe Generale, and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At March 31, 2018, the aggregate cash posted as collateral in the normal course of business at counterparties was $1.2 million and recorded in prepaid expense and other current assets. Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of March 31, 2018, no hedge positions and payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at March 31, 2018
Commodity contracts	Fair asset value of derivative instruments	$6,720	$-	$6,720
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	444	-	444
Commodity contract assets at March 31, 2018		$7,164	$-	$7,164
Liability Derivatives at March 31, 2018
Commodity contracts	Fair asset value of derivative instruments	$(9)	$-	$(9)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net balance	(157)	-	(157)
Commodity contract liabilities at March 31, 2018		$(166)	$-	$(166)
Asset Derivatives at September 30, 2017
Commodity contracts	Fair asset and fair liability value of derivative instruments	$7,729	$-	$7,729
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	996	-	996
Commodity contract assets September 30, 2017		$8,725	$-	$8,725
Liability Derivatives at September 30, 2017
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(2,086)	$-	$(2,086)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities balances	(731)	-	(731)
Commodity contract liabilities September 30, 2017		$(2,817)	$-	$(2,817)

The Company’s derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$6,720	$(9)	$6,711	$-	$-	$6,711
Long-term derivative assets included in deferred charges and other assets, net	444	(157)	287	-	-	287
Fair liability value of derivative instruments	-	-	-	-	-	-
Long-term derivative liabilities included in other long-term liabilities, net	-	-	-	-	-	-
Total at March 31, 2018	$7,164	$(166)	$6,998	$-	$-	$6,998
Fair asset value of derivative instruments	$6,023	$(91)	$5,932	$-	$-	$5,932
Long-term derivative assets included in other long-term assets, net	996	(730)	266	-	-	266
Fair liability value of derivative instruments	1,706	(1,995)	(289)	-	-	(289)
Long-term derivative liabilities included in other long-term liabilities, net	-	(1)	(1)	-	-	(1)
Total at September 30, 2017	$8,725	$(2,817)	$5,908	$-	$-	$5,908

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017
Commodity contracts	Cost of product (a)	$(9,561)	$(400)	$(9,377)	$2,981
Commodity contracts	Cost of installations and service (a)	$11	$(432)	$(571)	$(526)
Commodity contracts	Delivery and branch expenses (a)	$(45)	$(332)	$(1,274)	$(449)
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$11,609	$12,442	$209	$3,891

(a)	Represents realized closed positions and includes the cost of options as they expire.
(b)	Represents the change in value of unrealized open positions and expired options.

5) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	March 31, 2018	September 30, 2017
Product	$37,876	$37,941
Parts and equipment	21,850	21,655
Total inventory	$59,726	$59,596

6) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	March 31, 2018	September 30, 2017
Property and equipment	$206,079	$201,312
Less: accumulated depreciation	126,318	121,639
Property and equipment, net	$79,761	$79,673

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

8) Goodwill and Intangibles, net

Goodwill

A summary of changes in the Company’s goodwill is as follows (in thousands):

Balance as of September 30, 2017	$225,915
Fiscal year 2018 business combinations	63
Balance as of March 31, 2018	$225,978

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	March 31, 2018			September 30, 2017
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$346,995	$272,118	$74,877	$346,784	$264,632	$82,152
Trade names and other intangibles	32,047	11,050	20,997	32,047	8,981	23,066
Total	$379,042	$283,168	$95,874	$378,831	$273,613	$105,218

Amortization expense for intangible assets was $9.6 million for the six months ended March 31, 2018, compared to $7.8 million for the six months ended March 31, 2017.

9) Long-Term Debt and Bank Facility Borrowings

The Company’s debt is as follows (in thousands):

	March 31,		September 30,
	2018		2017
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$115,002	$115,002	$-	$-
Senior Secured Term Loan (b)	70,836	71,300	75,717	76,300
Total debt	$185,838	$186,302	$75,717	$76,300
Total long-term portion of debt (b)	$60,836	$61,300	$65,717	$66,300

(a)	The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)	Carrying amounts are net of unamortized debt issuance costs of $0.5 million as of March 31, 2018 and $0.6 million as of September 30, 2017.

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

The interest rate on the third amended and restated revolving credit facility and the Term Loan is based on a margin over LIBOR or a base rate. At March 31, 2018, the effective interest rate on the Term Loan was approximately 4.5% and the effective interest rate on revolving credit facility borrowings was approximately 3.7%.

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

At March 31, 2018, $71.3 million of the Term Loan was outstanding, $115 million was outstanding under the revolving credit facility, no hedge positions were secured under the credit agreement, and $7.1 million of letters of credit were issued and outstanding. At September 30, 2017, $76.3 million of the Term Loan was outstanding, no amount was outstanding under the revolving credit facility, $0.1 million of hedge positions were secured under the credit agreement, and $48 million of letters of credit were issued and outstanding.

At March 31, 2018, availability was $177.9 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio. At September 30, 2017, availability was $166.1 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law.  The Tax Reform Act is a complicated piece of legislation that, among other provisions, contains several key provisions which impact the Company, especially the reduction of the Federal corporate income tax rate from 35% to 21% effective January 1, 2018. In addition, between September 28, 2017 and December 31, 2022, the Tax Reform Act allows for the full depreciation, in the year acquired, for certain fixed assets purchased in that year (also known as 100% bonus depreciation).

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

As of March 31, 2018, the income tax benefit is based, in part, on a reasonable estimate of deferred tax balances as of the enactment of the Tax Reform Act.  The estimate of such deferred tax balances is provisional.  The provisional re-measurement of the deferred tax assets and liabilities resulted in an $11.5 million discrete tax benefit recorded in the quarter ended December 31, 2017.  The provisional re-measurement amount decreased by $0.2 million in the quarter ended March 31, 2018 and is anticipated to change as data becomes available allowing more accurate scheduling of certain deferred tax assets and liabilities.  We anticipate finalizing and recording any resulting adjustments by September 30, 2018.

The effective tax rate for the three and six months ended March 31, 2018 is 33.8% and 23.8%, respectively.  The income tax provision for the three and six months ended March 31, 2018 reflects the application of blended statutory rates for calendar years 2017 and 2018 to the quarter’s results, as well as recognition of the $11.2 million provisional tax benefit due to reduction in the Federal corporate tax rate.  As a result of the tax reform, the Company’s net deferred tax liability will be realized at a lower statutory tax rate than when originally recorded, resulting in the aforementioned tax benefit.  Excluding the impact of the tax benefit related to this net deferred tax liability, our effective income tax rate decreased from 40.9% at March 31, 2017 to 33.9% at March 31, 2018 primarily due to the lower enacted Federal statutory tax rate.

The accompanying financial statements are reported on a fiscal year, however, the Company and its corporate subsidiaries file Federal and State income tax returns on a calendar year.

The current and deferred income tax (benefit) and expenses for the three months ended March 31, 2018, and 2017 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2018	2017	2018	2017
Income before income taxes	$82,783	$66,996	$111,453	$98,134
Current tax (benefit) expense	(1,989)	24,112	(761)	33,034

Deferred tax expense	29,778	3,180	38,490	7,121
Deferred tax expense (benefit) - impact of tax reform	216	-	(11,236)	-
Total deferred tax expense	29,994	3,180	27,254	7,121
Total tax expense	$28,005	$27,292	$26,493	$40,155

At March 31, 2018, we did not have unrecognized income tax benefits.

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

11) Supplemental Disclosure of Cash Flow Information

	Six Months Ended
Cash paid during the period for:	March 31,
(in thousands)	2018	2017
Income taxes, net	$479	$3,862
Interest	$4,415	$4,224

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

The following presents the net income allocation and per unit data using this method for the periods presented:

	Three Months Ended		Six Months Ended
Basic and Diluted Earnings Per Limited Partner:	March 31,		March 31,
(in thousands, except per unit data)	2018	2017	2018	2017
Net income	$54,778	$39,704	$84,960	$57,979
Less General Partner’s interest in net income	319	233	494	338
Net income available to limited partners	54,459	39,471	84,466	57,641
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	9,444	6,607	14,423	9,115
Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$45,015	$32,864	$70,043	$48,526
Per unit data:
Basic and diluted net income available to limited partners	$0.98	$0.71	$1.51	$1.03
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	0.17	0.12	0.25	$0.16
Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$0.81	$0.59	$1.26	$0.87
Weighted average number of Limited Partner units outstanding	55,642	55,888	55,766	55,888

14) Subsequent Events

Acquisition

In April 2018, the Company purchased the customer list and assets of a heating oil dealer for an aggregate amount of approximately $16.5 million; $16.1 million in cash and $0.4 million of deferred liabilities. The purchase price was allocated $9.6 million to intangible assets, $3.4 million to fixed assets and $3.5 million to working capital.

Quarterly Distribution Declared

In April 2018, we declared a quarterly distribution of $0.1175 per unit, or $0.47 per unit on an annualized basis, on all Common Units with respect to the second quarter of fiscal 2018, payable on May 7, 2018, to holders of record on April 27, 2018. The amount of distributions in excess of the minimum quarterly distribution of $0.0675 are distributed in accordance with our Partnership Agreement, subject to the management incentive compensation plan. As a result, $6.3 million will be paid to the Common Unit holders, $0.2 million to the General Partner unit holders (including $0.2 million of incentive distribution as provided in our Partnership Agreement) and $0.2 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Units Repurchased and Retired

In accordance with the Plan III common unit repurchase program, during April 2018 the Company repurchased and retired 0.6 million Common Units at an average price paid of $9.71 per unit.

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

Additional Cash Investment into an Irrevocable Trust – Captive Insurance Company

On October 11, 2017 we deposited $34.2 million of cash into an irrevocable trust to secure certain liabilities for our captive insurance company and, several days later, $36.6 million of letters of credit were cancelled that previously had secured these liabilities. The cash deposited into the trust is shown on our balance sheet as Captive Insurance Collateral and, correspondingly, reduced the amount of cash on our balance sheet. We believe that this investment into the irrevocable trust will lower our letter of credit fees, increase interest income on invested cash balances and provide us with certain tax advantages attributable to a captive insurance company. As a result of these transactions, our ability to borrow from our bank group increased by $2.4 million, as the decrease in letters of credit was greater than the cash deposit.

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

We believe that, by being treated as a corporation for federal income tax purposes, instead of a partnership, we will (i) eliminate unitholders’ out-of-pocket tax burden (“phantom income”) arising from allocating taxable income to them without making corresponding cash distributions; (ii) potentially broaden our base of interested investors; (iii) enable us to fully deduct for tax purposes certain public company-related expenses; and (iv) lower our administrative expenses by eliminating Schedules K-1, which will no longer be necessary. For tax years after December 31, 2017, unitholders will receive a Form 1099-DIV and will not, as in previous years, receive a Schedule K-1. We will remain a Delaware limited partnership for state law purposes and the distribution provisions under our limited partnership agreement, including the incentive distributions, will not change.

Income Taxes

New Federal Income Tax Legislation

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law.  The Tax Reform Act contains several key tax provisions that will impact the Company, including the reduction of the corporate Federal income tax rate from 35% to 21% effective January 1, 2018. In addition, between September 28, 2017 and December 31, 2022, the Tax Reform Act allows for the full depreciation, in the year acquired, for certain fixed assets purchased in that year (also known as 100% bonus depreciation).

During the six months ended March 31, 2018, the Company recorded an $11.2 million discrete income tax benefit for the re-measurement of deferred tax assets and liabilities due to the change in the Federal corporate income tax rate on which the deferred taxes are based.  Excluding the $11.2 million benefit recorded to income tax expense, our effective income tax rate was reduced from 40.9% at March 31, 2017 to 33.9% for the six months ended March 31, 2018.

Book versus Tax Deductions

The amount of cash flow that we generate in any given year depends upon a variety of factors including the amount of cash income taxes that we are required to pay, which will increase as tax depreciation and amortization decreases. The amount of depreciation and amortization that we deduct for book (i.e., financial reporting) purposes will differ from the amount that the Company can deduct for tax purposes. The table below compares the estimated depreciation and amortization for book purposes to the amount that we expect to deduct for tax purposes based on currently owned assets. We file our tax returns based on a calendar year. The amounts below are based on our September 30 fiscal year, and the tax amounts include any 100% bonus depreciation available for fixed assets purchased between October 1, 2017 and March 31, 2018.  The depreciation for any expected future fixed assets purchases is not reflected in the table.

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2018	$30,979	$30,530
2019	27,136	23,612
2020	23,343	19,089
2021	18,208	16,803
2022	14,753	14,890
2023	12,881	13,107

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

As of March 31, 2018, we have recorded a liability of $1.9 million under our weather hedge contracts and have increased delivery and branch expense by that amount. The Company had previously recorded a charge of $3.1 million in the fiscal quarter ended December 31, 2017 for the weather hedge period, but that charge was reduced as temperatures during the fiscal second quarter were warmer than the Payment Threshold.

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

As of March 31, 2018, we had 53.3 million gallons of home heating oil hedged for our ceiling customers and 8.8 million gallons for our fixed priced customers.  Over 88% of these hedges were at their strike price, which reduces the potential for per gallon margin expansion for these customers unless the price for home heating oil declines. During April 2018, the wholesale cost of home heating oil continued to increase, and over 98% of the hedges for price protected customers were at their strike price. In addition, the percentage of customers on variable pricing has decreased (and the percentage of customers who have elected price protection has increased), which may adversely impact home heating oil margins for the remainder of  fiscal 2018 and fiscal 2019 as the per-gallon margins realized from price–protected customers generally are less than variable-priced residential customers.

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

	Fiscal 2018		Fiscal 2017		Fiscal 2016		Fiscal 2015		Fiscal 2014
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$1.74	$2.08	$1.39	$1.70	$1.08	$1.61	$1.85	$2.66	$2.84	$3.12
March 31	1.84	2.14	1.49	1.70	0.87	1.26	1.62	2.30	2.89	3.28
June 30 (a)	-	-	1.37	1.65	1.08	1.57	1.68	2.02	2.85	3.05
September 30	-	-	1.45	1.86	1.26	1.53	1.38	1.84	2.65	2.98

(a)	On April 30, 2018, the wholesale cost of home heating oil closed at $2.17 per gallon

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2018			2017			2016
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	24,700	19,900	4,800	24,300	19,100	5,200	22,800	24,200	(1,400)
Second Quarter	14,100	18,900	(4,800)	13,200	16,400	(3,200)	13,700	19,300	(5,600)
Third Quarter	-	-	-	8,000	12,700	(4,700)	7,400	14,100	(6,700)
Fourth Quarter	-	-	-	12,400	16,500	(4,100)	11,400	21,200	(9,800)
Total	38,800	38,800	-	57,900	64,700	(6,800)	55,300	78,800	(23,500)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2018			2017			2016
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	5.4%	4.4%	1.0%	5.6%	4.4%	1.2%	5.0%	5.3%	(0.3%)
Second Quarter	3.1%	4.1%	(1.0%)	3.0%	3.7%	(0.7%)	3.0%	4.2%	(1.2%)
Third Quarter	-	-	-	1.8%	2.9%	(1.1%)	1.6%	3.1%	(1.5%)
Fourth Quarter	-	-	-	2.7%	3.6%	(0.9%)	2.5%	4.6%	(2.1%)
Total	8.5%	8.5%	0.0%	13.1%	14.6%	(1.5%)	12.1%	17.2%	(5.1%)

For the six months ended March 31, 2018, the Company did not gain or lose any accounts (net) of our home heating oil and propane customer base, compared to 2,000 accounts gained (net), or 0.5% of our home heating oil and propane customer base, during the six months ended March 31, 2017. Our gross customer gains were 1,300 accounts higher than the prior year’s comparable period but our gross customer losses were 3,300 accounts higher. Our gross customer losses exceeded the prior year primarily as a result of customer losses due to the price of home heating oil, credit and service disruptions. The wholesale cost of home heating oil and propane increased by 18.5% per gallon putting additional price pressure on our customer base. Higher prices also drove up customer account balances resulting in higher credit related losses. In addition, the impact of the extremely cold temperatures and hazardous road conditions due to winter storms at the end of December 2017 and into January 2018 stressed our ability to service our customers at times and resulted in higher delivery and service losses.

During the six months ended March 31, 2018, we estimate that we lost 0.6% of our home heating oil accounts to natural gas conversions versus 0.6% for the six months ended March 31, 2017 and 0.8% for the six months ended March 31, 2016. Losses to natural gas in our footprint for the heating oil industry could be greater or less than the Company’s estimates. Conversions to natural gas may continue as it remains less expensive than home heating oil on an equivalent BTU basis.

Three Months Ended March 31, 2018

Compared to the Three Months Ended March 31, 2017

Volume

For the three months ended March 31, 2018, retail volume of home heating oil and propane sold increased by 25.9 million gallons, or 16.8%, to 180.1 million gallons, compared to 154.2 million gallons for the three months ended March 31, 2017. For those locations where the Company had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended March 31, 2018 were 7.8% colder than the three months ended March 31, 2017 but 5.5% warmer than normal, as reported by NOAA. Temperatures fluctuated greatly during the 2018 fiscal second quarter, just as they did during the first quarter. For the twelve months ended March 31, 2018, net customer attrition for the base business was 2.0%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency and other volume variances not otherwise described are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane sold, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended March 31, 2017	154.2
Acquisitions	10.4
Impact of colder temperatures	12.0
Net customer attrition	(4.6)
Other (a)	8.1
Change	25.9
Volume - Three months ended March 31, 2018	180.1

(a)	The last week of December 2017 was over 40% colder than normal, and we believe that these temperatures positively impacted deliveries during the second quarter of fiscal 2018.

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended March 31, 2018 compared to the three months ended March 31, 2017:

	Three Months Ended
Customers	March 31, 2018	March 31, 2017
Residential Variable	42.7%	42.9%
Residential Price-Protected	45.2%	45.3%
Commercial/Industrial	12.1%	11.8%
Total	100.0%	100.0%

Volume of other petroleum products sold increased by 3.6 million gallons, or 13.5%, to 30.1 million gallons for the three months ended March 31, 2018, primarily due to acquisitions (0.7 million gallons) and an increase in wholesale volume sold of 1.7 million gallons.

Product Sales

For the three months ended March 31, 2018, product sales increased $147.5 million, or 31.0%, to $623.0 million, compared to $475.5 million for the three months ended March 31, 2017 largely due to an increase in wholesale product cost of $0.3201 per gallon, or 20.0%, and an increase in total volume sold of 16.3%.

Installations and Services

For the three months ended March 31, 2018, installation and service revenue increased $4.5 million, or 8.0%, to $61.1 million, compared to $56.6 million for the three months ended March 31, 2017, due to the impact of colder temperatures and acquisitions. Installation sales increased by $1.0 million, largely due to acquisitions, and service revenue increased by $3.5 million, of which $1.3 million was due to acquisitions.

Cost of Product

For the three months ended March 31, 2018, cost of product increased $114.4 million, or 39.6%, to $403.3 million, compared to $288.9 million for the three months ended March 31, 2017, due to an increase in total volume sold of 16.3% and a $0.3201 per gallon, or 20.0%, increase in wholesale product cost.

Gross Profit — Product

The table below calculates the Company’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended March 31, 2018 increased by $0.0127 per gallon, or 1.1%, to $1.1740 per gallon, from $1.1613 per gallon during the three months ended March 31, 2017. Excluding acquisitions, home heating oil and propane margins increased by $0.0272 per gallon, or 2.3%. Due to differences in product offerings, marketing plans and operating costs, acquisitions may have different home heating oil and propane margin requirements than the base business.

Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	March 31, 2018		March 31, 2017
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	180.1		154.2
Sales	$554.8	$3.0807	$425.1	$2.7567
Cost	$343.4	$1.9067	$246.0	$1.5954
Gross Profit	$211.4	$1.1740	$179.1	$1.1613

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	30.1		26.5
Sales	$68.2	$2.2679	$50.4	$1.9020
Cost	$59.9	$1.9933	$42.9	$1.6204
Gross Profit	$8.3	$0.2746	$7.5	$0.2817

Total Product	Amount (in millions)	Amount (in millions)
Sales	$623.0	$475.5
Cost	$403.3	$288.9
Gross Profit	$219.7	$186.6

For the three months ended March 31, 2018, total product gross profit was $219.7 million, an increase of $33.1 million, or 17.8%, versus the three months ended March 31, 2017, due to an increase in home heating oil and propane volume ($30.1 million) and an increase in home heating oil and propane margins ($2.2 million). Product gross profit from other petroleum products increased by $0.8 million due to an increase in volume.

As of March 31, 2018, we had 53.3 million gallons of home heating oil hedged for our ceiling customers and 8.8 million gallons for our fixed priced customers. Over 88% of these hedges were at their strike price, which reduces the potential for per gallon margin expansion for these customers unless the price for home heating oil declines. During April 2018, the wholesale cost of home heating oil continued to increase, and over 98% of our hedges for price protected customers were at their strike price. In addition, the percentage of customers on variable pricing has decreased (as the percentage of customers that have elected price protection has increased), which may adversely impact home heating oil and propane margins for the remainder of fiscal 2018 and fiscal 2019 as the per gallon margins realized from price–protected customers generally are less than variable-priced residential customers.

Cost of Installations and Service

Total installation costs increased by $0.9 million for the three months ended March 31, 2018, to $17.1 million, largely due to acquisitions, versus $16.1 million for the three months ended March 31, 2017. Installation costs as a percentage of installation sales for the three months ended March 31, 2018 and the three months ended March 31, 2017 were 86.8% and 86.7%, respectively.

Service expense increased by $5.3 million, or 12.6%, to $47.6 million for the three months ended March 31, 2018, or 115.0% of service sales, versus $42.2 million, or 111.5% of service sales, for the three months ended March 31, 2017. This increase, while partially due to acquisitions ($2.1 million), primarily reflected a higher demand for service in the base business and a $3.2 million, or 7.7% increase in base business service costs, attributable in part to the extremely cold weather conditions experienced during late December 2017 and the early part of January 2018 (when temperatures were more than 45% colder than normal), as well as to wage and benefit increases. This extremely cold weather resulted in a significant increase in the demand for service, resulting in additional service calls and a greater number of hours worked at premium labor rates. A portion of the service calls were with customers who have a service contract and, thus, did not result in increased service revenue. We realized a combined gross loss from service and installation of $3.6 million for the three months ended March 31, 2018 compared to a combined loss of $1.9 million for the three months ended March 31, 2017. The increase in the net gross profit service loss attributable to acquisitions was $0.8 million. Management views the service and installation department on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended March 31, 2018, the change in the fair value of derivative instruments resulted in a $11.6 million charge due to a decrease in the market value for unexpired hedges (a $3.8 million charge), and a $7.8 million charge due to the expiration of certain hedged positions.

During the three months ended March 31, 2017, the change in the fair value of derivative instruments resulted in a $12.4 million charge due to a decrease in the market value for unexpired hedges (a $6.6 million charge) and the expiration of certain hedged positions (a $5.8 million charge).

Delivery and Branch Expenses

For the three months ended March 31, 2018, delivery and branch expenses increased $14.4 million, or 15.6%, to $106.6 million, compared to $92.2 million for the three months ended March 31, 2017 due to additional costs from acquisitions of $4.7 million and a $10.9 million, or 11.9%, increase in the base business before the impact of the $1.2 million weather hedge credit discussed below. In the base business, home heating oil and propane volume increased by 10.1% year-over-year but operating delivery and branch expenses increased by 10.6%. The extremely cold weather conditions experienced in late December 2017 and early January 2018 not only drove higher demand for service, as mentioned above, but also resulted in a significant increase in direct delivery expense as well as many other branch expenses in the base business. While temperatures were 5.5% warmer than normal for the three months ended March 31, 2018, the extreme weather conditions experienced during late December 2017 and the first part of January 2018 (over 45% colder than normal) resulted in many deliveries made at premium labor rates, increased truck maintenance, and associated issues caused by the extremely cold weather. Office staff across all departments also worked additional overtime hours to handle the surge of customer inquiries regarding the status of their delivery or service call. We estimate that the extremely cold weather conditions in January 2018 resulted in additional expenses of $2.8 million and the increase in volume in the base business resulted in higher costs of $1.6 million. The Company also saw an increase in credit card fees and bad debt expense of $2.2 million tied to the higher cost of product and greater use of credit cards in the base business at the same time, insurance expense rose in part by $1.3 million largely due to an increase in the number of workers compensation and general liability claims in part attributable to the extreme weather conditions. Our fixed costs rose by $1.0 million as we invested in customer service, sales, operations and information technology departments. Normal salary, benefit and other expense changes account for $2.0 million of the increase. Given overall weather conditions in the fiscal second quarter, however, we reduced the amount expected to be paid under our weather hedge contract from $3.1 million (previously recorded) to $1.9 million, resulting in a credit of $1.2 million, which lowered delivery and branch expenses.

Depreciation and Amortization Expenses

For the three months ended March 31, 2018, depreciation and amortization expense increased by $1.0 million, or 14.5%, to $7.7 million, compared to $6.7 million for the three months ended March 31, 2017 largely due to acquisitions.

General and Administrative Expenses

For the three months ended March 31, 2018, general and administrative expenses increased by $0.7 million, or 12.0%, to $6.2 million compared to $5.6 million for the three months ended March 31, 2017 largely due to legal and professional expenses and acquisition-related legal expenses. Normal salary and benefit expense increases also impacted the comparison.

Finance Charge Income

For the three months ended March 31, 2018, finance charge income increased by $0.2 million, or 19.2%, to $1.5 million compared to $1.3 million for the three months ended March 31, 2017. The increase in the wholesale cost of product and additional volume sold led to an increase in product sales and, thus, higher accounts receivable balances subject to a finance charge.

Interest Expense, Net

For the three months ended March 31, 2018, net interest expense increased by $0.7 million, or 39.2%, to $2.4 million compared to $1.7 million for the three months ended March 31, 2017 primarily due to $1.1 million of interest expense on our revolving credit facility borrowings to finance higher working capital requirements reflecting the increase in total volume sold of 16.3% and higher per gallon wholesale product cost of 20.0%.

Amortization of Debt Issuance Costs

For the three months ended March 31, 2018, amortization of debt issuance costs was unchanged at $0.3 million compared to the three months ended March 31, 2017.

Income Tax Expense

For the three months ended March 31, 2018, income tax expense increased by $0.7 million to $28.0 million, from $27.3 million for the three months ended March 31, 2017. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The tax reform reduced the Federal statutory income tax rate for corporations from 35% to 21% effective January 1, 2018 and as a result, the Company’s effective income tax rate decreased from 40.7% for the three months ended March 31, 2017 to 33.8% for the three months ended March 31, 2018.

Net Income

For the three months ended March 31, 2018, net income increased $15.1 million, or 38.0%, to $54.8 million, from $39.7 million for the three months ended March 31, 2017, due to the increase in Adjusted EBITDA, discussed below, of $16.6 million and the impact of the Tax Cuts and Jobs Act on the effective income tax rate.

Adjusted EBITDA

For the three months ended March 31, 2018, Adjusted EBITDA increased by $16.6 million, or 18.8%, to $104.8 million.  The increase in Adjusted EBITDA was primarily a result of the additional volume sold due to colder temperatures, higher home heating oil and propane margins, the additional Adjusted EBITDA provided by acquisitions, and a $1.2 million credit under our weather hedge contract that partially offset higher operating costs in the base business. The extremely cold weather conditions experienced in late December 2017 and early January 2018, which at times was over 45% colder than normal, increased the demand for service, resulted in many deliveries made at premium labor rates, increased truck maintenance and resulted in higher delivery and branch expenses. Office staff across all departments also worked additional overtime hours to handle the surge of customer inquiries regarding the status of their delivery or service call. In addition to these costs and normal increases in salaries, benefits, and other items, delivery and branch expenses were also higher due to an increase in fixed costs, an uptick in insurance expense and, reflecting the increase in sales, greater credit card usage and higher bad debt expense.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provide additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Net income	$54,778	$39,704
Plus:
Income tax expense	28,005	27,292
Amortization of debt issuance cost	307	324
Interest expense, net	2,383	1,712
Depreciation and amortization	7,703	6,726
EBITDA (a)	93,176	75,758
(Increase) / decrease in the fair value of derivative instruments	11,609	12,442
Adjusted EBITDA (a)	104,785	88,200
Add / (subtract)
Income tax expense	(28,005)	(27,292)
Interest expense, net	(2,383)	(1,712)
Provision for losses on accounts receivable	3,154	1,494
Increase in accounts receivables	(74,337)	(34,786)
Decrease in inventories	11,778	16,890
Decrease in customer credit balances	(27,890)	(31,068)
Change in deferred taxes	29,994	3,180
Change in other operating assets and liabilities	(14,135)	14,724
Net cash provided by operating activities	$2,961	$29,630
Net cash used in investing activities	$(3,326)	$(4,983)
Net cash provided by (used in) financing activities	$14,655	$(8,828)

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

Six Months Ended March 31, 2018

Compared to the Six Months Ended March 31, 2017

Volume

For the six months ended March 31, 2018, retail volume of home heating oil and propane sold increased by 29.8 million gallons, or 11.7%, to 283.5 million gallons, compared to 253.7 million gallons for the six months ended March 31, 2017. For those locations where the Company had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the six months ended March 31, 2018 were 6.9% colder than the six months ended March 31, 2017 but 5.6% warmer than normal, as reported by NOAA. For the twelve months ended March 31, 2018, net customer attrition for the base business was 2.0%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency and other volume variances not otherwise described are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane sold, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Six months ended March 31, 2017	253.7
Acquisitions	16.9
Impact of colder temperatures	17.4
Net customer attrition	(7.5)
Other	3.0
Change	29.8
Volume - Six months ended March 31, 2018	283.5

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the six months ended March 31, 2018 compared to the six months ended March 31, 2017:

	Six Months Ended
Customers	March 31, 2018	March 31, 2017
Residential Variable	42.7%	43.0%
Residential Price-Protected	45.0%	44.8%
Commercial/Industrial	12.3%	12.2%
Total	100.0%	100.0%

Volume of other petroleum products increased by 4.8 million gallons, or 8.6%, to 60.7 million gallons for the six months ended March 31, 2018, primarily due to acquisitions (1.7 million) and increased wholesale volume of 1.7 million gallons.

Product Sales

For the six months ended March 31, 2018, product sales increased $197.9 million, or 25.0%, to $989.7 million, compared to $791.8 million for the six months ended March 31, 2017, largely due to an increase in wholesale product costs of $0.2989 per gallon, or 19.0%, and an increase in total volume sold of 11.2%.

Installations and Service

For the six months ended March 31, 2018, installation and service sales increased $6.8 million, or 5.5%, to $131.2 million, compared to $124.4 million for the six months ended March 31, 2017, due to the impact of colder temperatures and acquisitions. Installation sales increased by $1.8 million due to acquisitions and service sales increased by $5.9 million, of which $2.5 million was related to acquisitions.

Cost of Product

For the six months ended March 31, 2018, cost of product increased $157.5 million, or 32.2%, to $646.1 million, compared to $488.5 million for the six months ended March 31, 2017, due to an increase in total volume sold of 11.2% and a $0.2989 per gallon, or 19.0%, increase in wholesale product cost.

Gross Profit — Product

The table below calculates the Company’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the six months ended March 31, 2018 increased by $0.0196 per gallon, or 1.7%, to $1.1540 per gallon, from $1.1344 per gallon during the six months ended March 31, 2017. Excluding acquisitions, home heating oil and propane margins increased by $0.0363 per gallon, or 3.2%. Due to differences in product offerings, marketing plans and operating costs, acquisitions may have different home heating oil and propane margin requirements than the base business.

Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Six Months Ended
	March 31, 2018		March 31, 2017
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	283.5		253.7
Sales	$856.2	$3.0200	$687.4	$2.7093
Cost	$529.0	$1.8660	$399.6	$1.5749
Gross Profit	$327.2	$1.1540	$287.8	$1.1344

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	60.7		55.9
Sales	$133.4	$2.1966	$104.3	$1.8658
Cost	$117.0	$1.9261	$88.9	$1.5905
Gross Profit	$16.4	$0.2705	$15.4	$0.2753

Total Product	Amount (in millions)	Amount (in millions)
Sales	$989.7	$791.8
Cost	$646.1	$488.5
Gross Profit	$343.6	$303.2

For the six months ended March 31, 2018, total product gross profit was $343.6 million, an increase of $40.4 million, or 13.3%, versus the six months ended March 31, 2017, due to an increase in home heating oil and propane volume sold ($33.8 million), an increase in home heating oil and propane margins ($5.5 million), and higher gross profit from other petroleum products of $1.1 million.

Cost of Installations and Service

Total installation costs for the six months ended March 31, 2018 increased by $1.2 million, or 3.0%, to $39.7 million, compared to $38.5 million in installation costs for the six months ended March 31, 2017, largely due to acquisitions. Installation costs as a percentage of installation sales for the six months ended March 31, 2018 and the six months ended March 31, 2017 were 84.4% and 83.4%, respectively.

Service expense increased by $8.1 million, or 9.4%, to $94.5 million for the six months ended March 31, 2018, or 112.3% of service sales, versus $86.4 million, or 110.5% of service sales, for the six months ended March 31, 2017. This increase was due to acquisitions totaling $4.1 million and a $4.0 million, or 4.7% increase in the base business due in part to the extremely cold weather conditions experienced during the last week of December 2017 and the first week of January 2018 (when temperatures were 45% colder than normal), as well as to wage and benefit increases. This extremely cold weather resulted in a significant increase in demand for service and additional hours worked at premium labor rates, as previously discussed. In addition, a portion of these service calls were with customers who have a service contract and, thus, did not result in any additional service revenue. We realized a combined gross profit loss from service and installation of $3.0 million for the six months ended March 31, 2018 compared to a combined gross profit loss of $0.6 million for the six months ended March 31, 2017. The gross profit loss in the base business increased by $1.8 million and acquisitions accounted for a gross profit loss of $1.2 million. Management views the service and installation department on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the six months ended March 31, 2018, the change in the fair value of derivative instruments resulted in a $0.2 million charge as an increase in the market value for unexpired hedges (a $2.9 million credit) was more than offset by $3.1 million charge due to the expiration of certain hedged positions.

During the six months ended March 31, 2017, the change in the fair value of derivative instruments resulted in a $3.9 million charge due to a decrease in the market value for unexpired hedges (a $2.8 million charge) and the expiration of certain hedged positions (a $1.1 million charge).

Delivery and Branch Expenses

For the six months ended March 31, 2018, delivery and branch expenses increased $24.5 million, or 14.1%, to $197.8 million, compared to $173.3 million for the six months ended March 31, 2017 due to additional costs from acquisitions of $8.6 million, a $14.0 million, or 8.1%, expense increase in the base business, and a $1.9 million charge related to an amount due under our weather hedge contract, as temperatures were slightly colder than the Payment Threshold. (The weather hedge covers the period from November 1, 2017 to March 31, 2018, taken as a whole.) While expenses in the base business rose by 9.1%, home heating oil and propane sold increased by just 5.1%. The extreme cold weather conditions experienced in late December 2017 and early January 2018, as previously mentioned, not only increased the demand for service calls but also drove an increase in direct delivery expense as well as many other branch expenses. Certain December and January deliveries were made at premium labor rates, and the unusual weather conditions necessitated increased staffing levels for delivery and office personnel to handle the tremendous influx of customer inquiries regarding the status of their delivery or service call. We estimate that the extremely cold weather conditions in January 2018 resulted in unanticipated expenses of $2.8 million and the increase in volume in the base business resulted in higher costs of $2.1 million. The Company also saw an increase in credit card fees and bad debt expense of $2.6 million tied to the higher cost of product and greater use of credit cards. Insurance expense increased in part by $1.9 million largely due to an increase in the number of workers compensation and general liability claims, and our fixed costs increased by $2.3 million as we strengthened our customer service, sales, operations, and information technology departments. Normal salary, benefit and other expense changes account for $2.3 million of the increase.

Depreciation and Amortization Expenses

For the six months ended March 31, 2018, depreciation and amortization expense increased by $2.2 million, or 16.2%, to $15.4 million, compared to $13.3 million for the six months ended March 31, 2017 largely due to acquisitions.

General and Administrative Expenses

For the six months ended March 31, 2018, general and administrative expenses increased by $1.0 million, or 8.1%, to $12.9 million compared to $11.9 million, for the six months ended March 31, 2017 largely due to legal expenses associated with the change in federal income tax classification and acquisition related legal expenses. Normal salary and benefit expense increases also impacted the year-over-year comparison.

Finance Charge Income

For the six months ended March 31, 2018, finance charge income increased by $0.3 million, or 15.9%, to $2.3 million compared to $2.0 million for the six months ended March 31, 2017. The increase in the wholesale cost of product and higher volumes led to an increase in product sales and, thus, accounts receivable balances subject to a finance charge.

Interest Expense, Net

For the six months ended March 31, 2018, net interest expense increased by $1.0 million, or 27.8%, to 4.5 million compared to $3.5 million for the six months ended March 31, 2017 primarily due to $1.4 million of interest expense on our revolving credit facility borrowings to finance higher working capital requirements reflecting the increase in total volume sold of 11.2% and higher per gallon wholesale product costs of 19.0%.

Amortization of Debt Issuance Costs

For the six months ended March 31, 2018, amortization of debt issuance costs was unchanged at $0.6 million compared to the six months ended March 31, 2017.

Income Tax Expense

For the six months ended March 31, 2018, income tax expense decreased by $13.7 million to $26.5 million, from $40.2 million for the six months ended March 31, 2017. The decrease was primarily due to an $11.2 million tax benefit to reflect the impact of the Tax Cuts and Jobs Act signed into law on December 22, 2017. The tax reform reduced the federal statutory income tax rate for corporations from 35% to 21% effective January 1, 2018, and, therefore, the Company’s net deferred tax liability will be realized at a lower statutory tax rate than originally recorded, resulting in a tax benefit to the Company. Excluding the impact of this net deferred tax liability related tax benefit, our effective income tax rate decreased from 40.9% for the six months ending March 31, 2017 to 33.9% for the six months ending March 31, 2018, primarily due to the lower enacted federal statutory tax.

Net Income

For the six months ended March 31, 2018, net income increased $27.0 million, or 46.5%, to $85.0 million, from $58.0 million for the six months ended March 31, 2017, primarily due to the increase in Adjusted EBITDA, discussed below, of $12.7 million and a decrease in income tax expense of $13.7 million as a result of the aforementioned Tax Cuts and Jobs Act.

Adjusted EBITDA

For the six months ended March 31, 2018, Adjusted EBITDA increased by $12.7 million, or 10.7%, to $132.2 million.  The increase in Adjusted EBITDA was primarily the result of the additional volume sold in the base business due largely to the impact of colder temperatures, higher home heating oil and propane margins, the additional Adjusted EBITDA provided by acquisitions that was partially offset by higher operating costs in the base business and a $1.9 million charge related to an amount due under our weather hedge contract because temperatures were colder than the Payment Threshold. The extreme cold weather conditions experienced in late December 2017 and early January 2018, as previously mentioned, not only increased the demand for service calls but also drove an increase in direct delivery expense as well as many other branch expenses. Certain December and January deliveries were made at premium labor rates, and the unusual weather conditions necessitated increased staffing levels for delivery and office personnel to handle the tremendous influx of customer inquiries regarding the status of their delivery or service call. In addition to these costs and normal increases in salaries, benefits, and other items, delivery and branch expenses were also higher due to an increase in fixed costs, an uptick in insurance expense and, reflecting the increase in sales, greater credit card usage and higher bad debt expense.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provide additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Six Months Ended March 31,
(in thousands)	2018	2017
Net income	$84,960	$57,979
Plus:
Income tax expense	26,493	40,155
Amortization of debt issuance cost	616	636
Interest expense, net	4,470	3,499
Depreciation and amortization	15,444	13,287
EBITDA (a)	131,983	115,556
(Increase) / decrease in the fair value of derivative instruments	209	3,891
Adjusted EBITDA (a)	132,192	119,447
Add / (subtract)
Income tax expense	(26,493)	(40,155)
Interest expense, net	(4,470)	(3,499)
Provision for losses on accounts receivable	3,465	1,525
Increase in accounts receivables	(170,530)	(111,631)
(Increase) decrease in inventories	(108)	642
Decrease in customer credit balances	(42,184)	(53,873)
Change in deferred taxes	27,254	7,121
Change in other operating assets and liabilities	20,599	44,547
Net cash used in operating activities	$(60,275)	$(35,876)
Net cash used in investing activities	$(41,217)	$(26,779)
Net cash provided by (used in) financing activities	$84,463	$(23,388)

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

During the six months ended March 31, 2018, cash used in operating activities increased $24.4 million to $60.3 million, compared to $35.9 million of cash used in operating activities during the six months ended March 31, 2017. This reflects a $13.7 million increase in cash generated from operations prior to consideration of income tax and a $3.4 million decrease in taxes paid, which was more than offset by an unfavorable change in accounts receivable of $47.2 million (including customer credit balances). The impact of colder weather and an increase in per gallon product costs drove an increase in accounts receivable.

Investing Activities

Our capital expenditures for the six months ended March 31, 2018 totaled $6.6 million, as we invested in computer hardware and software ($1.1 million), refurbished certain physical plants ($0.6 million), expanded our propane operations ($1.7 million) and made additions to our fleet and other equipment ($3.2 million). We completed two acquisitions for approximately $0.3 million; $0.2 million in cash and $0.1 million of deferred liabilities.

In October 2017, we deposited $34.2 million of cash into an irrevocable trust to secure certain liabilities for our captive insurance company and, several days later, $36.6 million of letters of credit were cancelled that previously had secured these liabilities. The cash deposited into the trust is shown on our balance sheet as Captive Insurance Collateral and, correspondingly, reduced cash on our balance sheet.  We believe that the investment into the irrevocable trust will lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

Our capital expenditures for the six months ended March 31, 2017 totaled $7.8 million, as we invested in computer hardware and software ($2.8 million), refurbished certain physical plants ($1.7 million), expanded our propane operations ($1.6 million) and made additions to our fleet and other equipment ($1.7 million). We completed four acquisitions for approximately $9.2 million; $7.7 million in cash and $1.5 million of deferred liabilities (including $0.6 million of contingent consideration). The aggregate gross purchase price for these transactions was allocated $3.9 million to intangible assets, $1.1 million to goodwill, $4.3 million to fixed assets and $(0.1) million to working capital.

Financing Activities

During the six months ended March 31, 2018 we paid distributions of $12.3 million to our Common Unit holders and $0.3 million to our General Partner unit holders (including $0.3 million of incentive distributions as provided in our Partnership Agreement). We borrowed $160.1 million under our revolving credit to finance our working capital and subsequently repaid $45.1 million. We also repaid $5.0 million of our term loan. In addition, we repurchased 1.3 million common units for $12.0 million in connection with our unit repurchase plan.

During the six months ended March 31, 2017, we paid distributions of $11.4 million to our Common Unit holders and $0.3 million to our General Partner unit holders (including $0.2 million of incentive distributions as provided in our Partnership Agreement) and repaid $11.2 million of our term loan.

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of March 31, 2018 ($35.4 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and reduced from subsequent seasonal reductions in inventory and accounts receivable. If necessary, we may pursue an increase of our term loan or an increase in our borrowing base for our revolving credit facility with our lenders.  As of March 31, 2018, we had $115.0 million borrowings under our revolving credit facility, $71.3 million under our term loan and $7.1 million in letters of credit outstanding.

Under the terms of the third amended and restated credit agreement, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the maximum facility size and a fixed charge coverage ratio of not less than 1.1. We must also maintain a senior secured leverage ratio that at any time cannot be more than 3.0 as calculated during the quarters ending June or September, and at any time no more than 4.5 as calculated during the quarters ending December or March. As of March 31, 2018, Availability, as defined in the credit agreement, was $177.9 million and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for the remainder of fiscal 2018 are estimated to be approximately $4.0 million to $6.0 million, excluding the capital requirements for leased fleet. In addition, we plan to invest an additional $1.0 million in our propane operations. Distributions for the balance of fiscal 2018, at the current quarterly level of $0.1175 per unit, would result in an aggregate of approximately $12.7 million to Common Unit holders, $0.4 million to our General Partner (including $0.3 million of incentive distribution as provided for in our Partnership Agreement) and $0.3 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. Under the terms of our credit facility, our term loan is repayable in quarterly payments of $2.5 million, and, depending on our fiscal 2018 results, we may be required to make an additional payment (see Note 9 — Long-Term Debt and Bank Facility Borrowings). In addition, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources. (From April 1, 2018 to April 30, 2018 we repurchased 0.6 million common units for $6.1 million and completed one acquisition for an aggregate amount of approximately $16.5 million; $16.1 million in cash and $0.4 million of deferred liabilities.)

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

The following new accounting standards are currently being evaluated by the Company, and are more fully described in Note 2. Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements, of the consolidated financial statements:

•	ASU No. 2014-09, Revenue from Contracts with Customers
•	ASU No. 2016-02, Leases
•	ASU No. 2016-13, Financial Instruments – Credit Losses
•	ASU No. 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments
•	ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business
•	ASU No. 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment
•	ASU No. 2018-02, Income Statement – Reporting Comprehensive Income

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At March 31, 2018, we had outstanding borrowings totaling $186.3 million, which are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $1.3 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at March 31, 2018, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $6.0 million to a fair market value of $13.0 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $9.9 million to a negative fair market value of $2.9 million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and its chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

c) Other

The General Partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of our general partner have concluded, as of March 31, 2018, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Note 3 to the Condensed Consolidated Financial Statements concerning the Company’s repurchase of common units during the three months ended March 31, 2018 is incorporated into this Item 2 by reference.

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

101

The following materials from the Star Group, L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Group, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary Kestrel Heat LLC (Principal Financial Officer)	May 2, 2018

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller Kestrel Heat LLC (Principal Accounting Officer)	May 2, 2018