Form 10-Q
period 2018-06-30
STAR GROUP, L.P.
filed 2018-08-01
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

At July 31, 2018, the registrant had 53,392,840 Common Units outstanding.

STAR GROUP, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2018	2017
(in thousands)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,423	$52,458
Receivables, net of allowance of $9,366 and $5,540, respectively	182,573	96,603
Inventories	48,093	59,596
Fair asset value of derivative instruments	11,906	5,932
Prepaid expenses and other current assets	29,256	26,652
Total current assets	281,251	241,241
Property and equipment, net	85,746	79,673
Goodwill	228,331	225,915
Intangibles, net	100,859	105,218
Restricted cash	250	250
Captive insurance collateral (1)	45,195	11,777
Deferred charges and other assets, net	10,397	9,843
Total assets	$752,029	$673,917
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$31,469	$26,739
Revolving credit facility borrowings	7,800	-
Fair liability value of derivative instruments	-	289
Current maturities of long-term debt	7,500	10,000
Accrued expenses and other current liabilities	119,815	108,449
Unearned service contract revenue	58,355	60,133
Customer credit balances	31,111	66,723
Total current liabilities	256,050	272,333
Long-term debt (2)	94,612	65,717
Deferred tax liabilities, net	35,961	6,140
Other long-term liabilities	24,047	23,659
Partners’ capital
Common unitholders	361,094	325,762
General partner	(983)	(929)
Accumulated other comprehensive loss, net of taxes	(18,752)	(18,765)
Total partners’ capital	341,359	306,068
Total liabilities and partners’ capital	$752,029	$673,917

(1)	See Note 2 – Captive insurance collateral
(2)	See Note 14 – Subsequent events

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per unit data - unaudited)	2018	2017	2018	2017
Sales:
Product	$256,447	$158,531	$1,246,143	$950,307
Installations and services	70,907	67,270	202,076	191,664
Total sales	327,354	225,801	1,448,219	1,141,971
Cost and expenses:
Cost of product	186,207	104,268	832,280	592,802
Cost of installations and services	61,770	58,224	195,984	183,137
(Increase) decrease in the fair value of derivative instruments	(7,515)	3,135	(7,306)	7,026
Delivery and branch expenses	83,312	67,640	281,121	240,987
Depreciation and amortization expenses	7,941	7,418	23,385	20,705
General and administrative expenses	5,894	6,235	18,766	18,144
Finance charge income	(1,438)	(1,308)	(3,733)	(3,288)
Operating income (loss)	(8,817)	(19,811)	107,722	82,458
Interest expense, net	(2,186)	(1,619)	(6,656)	(5,118)
Amortization of debt issuance costs	(418)	(336)	(1,034)	(972)
Income (loss) before income taxes	(11,421)	(21,766)	100,032	76,368
Income tax expense (benefit)	(3,416)	(8,434)	23,077	31,721
Net income (loss)	$(8,005)	$(13,332)	$76,955	$44,647
General Partner’s interest in net income (loss)	(49)	(79)	445	259
Limited Partners’ interest in net income (loss)	$(7,956)	$(13,253)	$76,510	$44,388

Basic and diluted income (loss) per Limited Partner Unit (1):	$(0.15)	$(0.24)	$1.18	$0.70
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	53,938	55,888	55,157	55,888

(1)	See Note 13 - Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands - unaudited)	2018	2017	2018	2017
Net income (loss)	$(8,005)	$(13,332)	$76,955	$44,647
Other comprehensive income:
Unrealized gain on pension plan obligation (1)	448	532	1,344	1,598
Tax effect of unrealized gain on pension plan	(120)	(215)	(422)	(647)
Unrealized loss on captive insurance collateral	(220)	-	(1,151)	-
Tax effect of unrealized loss on captive insurance collateral	46	-	242	-
Total other comprehensive income	154	317	13	951
Total comprehensive income (loss)	$(7,851)	$(13,015)	$76,968	$45,598

(1)	This item is included in the computation of net periodic pension cost.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2017	55,888	326	$325,762	$(929)	$(18,765)	$306,068
Net income	-	-	76,510	445	-	76,955
Unrealized gain on pension plan obligation	-	-	-	-	1,344	1,344
Tax effect of unrealized gain on pension plan	-	-	-	-	(422)	(422)
Unrealized loss on captive insurance collateral	-	-	-	-	(1,151)	(1,151)
Tax effect of unrealized loss on captive insurance collateral	-	-	-	-	242	242
Distributions	-	-	(18,640)	(499)	-	(19,139)
Retirement of units (1)	(2,370)	-	(22,538)	-	-	(22,538)
Balance as of June 30, 2018 (unaudited)	53,518	326	$361,094	$(983)	$(18,752)	$341,359

(1)	See Note 3 – Common Unit Repurchase and Retirement.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
(in thousands - unaudited)	2018	2017
Cash flows provided by (used in) operating activities:
Net income	$76,955	$44,647
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(7,306)	7,026
Depreciation and amortization	24,419	21,677
Provision for losses on accounts receivable	5,687	2,261
Change in deferred taxes	29,641	4,451
Changes in operating assets and liabilities:
Increase in receivables	(86,504)	(40,524)
Decrease in inventories	12,390	3,761
(Increase) decrease in other assets	(2,938)	3,443
Increase (decrease) in accounts payable	5,078	(3,468)
Decrease in customer credit balances	(36,503)	(45,757)
Increase in other current and long-term liabilities	9,100	25,693
Net cash provided by operating activities	30,019	23,210
Cash flows provided by (used in) investing activities:
Capital expenditures	(8,682)	(9,348)
Proceeds from sales of fixed assets	325	171
Purchase of investments (1)	(34,840)	(11,538)
Acquisitions	(21,262)	(14,504)
Net cash used in investing activities	(64,459)	(35,219)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	160,104	-
Revolving credit facility repayments	(118,604)	-
Term loan repayments	(7,500)	(13,700)
Distributions	(19,139)	(18,020)
Unit repurchases	(22,538)	-
Customer retainage payments	(918)	(575)
Payments of debt issue costs	-	(60)
Net cash used in financing activities	(8,595)	(32,355)
Net decrease in cash, cash equivalents, and restricted cash	(43,035)	(44,364)
Cash, cash equivalents, and restricted cash at beginning of period	52,708	139,188
Cash, cash equivalents, and restricted cash at end of period	$9,673	$94,824

(1)	See Note 2 – Captive insurance collateral

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) Organization

Star Group, L.P. (“Star” the “Company,” “we,” “us,” or “our”) is a full service provider specializing in the sale of home heating and air conditioning products and services to residential and commercial home heating oil and propane customers. The Company has one reportable segment for accounting purposes.  We also sell diesel fuel, gasoline and home heating oil on a delivery only basis, and in certain of our marketing areas, we provide plumbing services primarily to our home heating oil and propane customer base. We believe we are the nation’s largest retail distributor of home heating oil based upon sales volume. Including our propane locations, we serve customers in the more northern and eastern states within the Northeast, Central and Southeast U.S. regions.

The Company is organized as follows:

•

Star is a limited partnership, which at June 30, 2018, had outstanding 53.5 million Common Units (NYSE: “SGU”), representing a 99.4% limited partner interest in Star, and 0.3 million general partner units, representing a 0.6% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast, Central and Southeast region retail distributor of home heating oil and propane that at June 30, 2018 served approximately 459,000 residential and commercial home heating oil and propane customers. Petro also sells diesel fuel, gasoline and home heating oil to approximately 76,000 customers on a delivery only basis. We installed, maintained, and repaired heating and air conditioning equipment and to a lesser extent provided these services outside our heating oil and propane customer base including approximately 16,000 service contracts for natural gas and other heating systems. In addition, we provided home security and plumbing to approximately 31,000 customers.

•

Petroleum Heat and Power Co., Inc. (“PH&P”) is a 100% owned subsidiary of Star. PH&P is the borrower and Star is the guarantor of the third amended and restated credit agreement’s $100 million five-year senior secured term loan and the $300 million ($450 million during the heating season of December through April of each year) revolving credit facility, both due July 30, 2020. In July 2018, the Company refinanced its five-year term loan and the revolving credit facility with the execution of the Fourth Amended and Restated Revolving Credit Facility Agreement. (See Note 9—Long-Term Debt and Bank Facility Borrowings and Note 14—Subsequent Events)

2) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Group, L.P. and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Company’s business, the results of operations and cash flows for the nine month period ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. At June 30, 2018, the $9.7 million of cash, cash equivalents, and restricted cash on the condensed consolidated statement of cash flows is composed of $9.4 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2017, the $52.7 million of cash, cash equivalents, and restricted cash on the condensed consolidated statements of cash flow is composed of $52.5 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

Captive Insurance Collateral

At June 30, 2018, captive insurance collateral is comprised of $44.5 million of Level 1 debt securities measured at fair value and $0.7 million of mutual funds measured at net asset value.  At September 30, 2017, the balance was comprised of $11.3 million of Level 1 debt securities measured at fair value and $0.5 million of mutual funds measured at net asset value. Unrealized gains and losses, net of related income taxes, are reported as accumulated other comprehensive loss, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in Interest expense, net, at which time the average cost basis of these securities are adjusted to fair value.

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

The Company has weather hedge contracts for fiscal years 2018, 2019, 2020 and 2021.  Under these contracts, we are entitled to receive a payment if the total number of degree days within the hedge period is less than the prior ten year average. The “Payment Thresholds,” or strikes, are set at various levels. In addition, we will be obligated to make a payment capped at $5.0 million if degree days exceed the prior ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year.  For fiscal 2019, 2020 and 2021 the maximum that the Company can receive is $12.5 million and the maximum that the Company would be obligated to pay is $5.0 million.  As of June 30, 2018, the Company recorded a charge of $1.9 million under this contract that increased delivery and branch expenses. The amount was paid in April 2018.  No charge or benefit was recorded as of June 30, 2017.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of June 30, 2018, we had $0.2 million and $17.2 million balances included in the captions Accrued expenses and other current liabilities and Other long-term liabilities, respectively, on our condensed consolidated balance sheet representing the remaining balance of the NETTI Fund withdrawal liability. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of June 30, 2018 was $21.1 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The update requires all leases with a term greater than twelve months to be recognized on the balance sheet by calculating the discounted present value of such leases and accounting for them through a right-of-use asset and an offsetting lease liability, and the disclosure of key information pertaining to leasing arrangements. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2020, with early adoption permitted. The Company does not intend to early adopt. The Company is continuing to evaluate the effect that ASU No. 2016-02 could have on its consolidated financial statements and related disclosures, but has not yet selected a transition method. The new guidance will materially change how we account for operating leases for office space, trucks and other equipment. Upon adoption, we expect to recognize discounted right-of-use assets and offsetting lease liabilities related to our operating leases of office space, trucks and other equipment. As of June 30, 2018, the undiscounted future minimum lease payments through 2032 for such operating leases are approximately $130.3 million, but the amount of leasing activity expected between June 30, 2018, and the date of adoption, is currently unknown. For this reason we are unable to estimate the discounted right-of-use assets and lease liabilities as of the date of adoption.

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

3) Common Unit Repurchase and Retirement

In July 2012, the Board adopted a plan to repurchase certain of the Company’s Common Units (“Plan III”).  Prior to February 2018, the Company had repurchased approximately 2.7 million Common Units under Plan III.  In February 2018, the Board authorized an increase of the number of Common Units that remained available for the Company to repurchase from 2.2 million to a total of 5.5 million, of which, 3.0 million were available for repurchase in open market transactions and 2.5 million were available for repurchase in privately-negotiated transactions. The Company repurchased approximately 1.1 million Common Units in the third fiscal quarter of 2018, and 3.1 million total Common Units remain available for repurchase at the end of the quarter.  There is no guarantee of the exact number of units that will be purchased under the program and the Company may discontinue purchases at any time. The program does not have a time limit. The Board may also approve additional purchases of units from time to time in private transactions. The Company’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the Common Units purchased in the repurchase program will be retired.

Under the Company’s third amended and restated credit agreement dated July 30, 2015, in order to repurchase Common Units we must maintain Availability (as defined in the amended and restated credit agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is in effect) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase. This covenant is consistent under the new credit agreement effective July 2, 2018 (see Footnote 14 – Subsequent Events).  The Company was in compliance with this covenant as of June 30, 2018.

The following table shows repurchases under Plan III.

(in thousands, except per unit amounts) Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Plan III - Fiscal year 2017 total	-	$-	-	2,207

Plan III - First quarter fiscal year 2018 total	-	$-	-	2,207

Plan III - Second quarter fiscal year 2018 total	1,281	$9.38	1,281	4,219	(b)

Plan III - April 2018	626	$9.71	626	3,593
Plan III - May 2018	202	$9.64	202	3,391
Plan III - June 2018	261	$9.56	261	3,130
Plan III - Third quarter fiscal year 2018 total	1,089	$9.66	1,089	3,130

Plan III - July 2018 (c)	125	$9.72	125	3,005	(d)

(a)	Amount includes repurchase costs.
(b)	In February 2018, the Board authorized an increase in the number of Common Units available for repurchase from 2.2 million to 5.5 million.
(c)	See Note 14 - Subsequent Events.
(d)	Of the total available for repurchase, $0.5 million are available for repurchase in open market transactions and $2.5 million are available for repurchase in privately-negotiated transactions.

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

As of June 30, 2018, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 8.4 million gallons of swap contracts, 3.2 million gallons of call options, 3.8 million gallons of put options, and 60.4 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of June 30, 2018, had 0.4 million gallons of long swap contracts, 53.6 million gallons of long future contracts, and 64.2 million gallons of short future contracts that settle in future months.  To hedge its internal fuel usage and other related activities for fiscal 2018, the Company, as of June 30, 2018, had 3.1 million gallons of swap contracts that settle in future months.

As of June 30, 2017, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 9.0 million gallons of swap contracts, 3.6 million gallons of call options, 5.0 million gallons of put options, and 55.0 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of June 30, 2017, had 1.3 million gallons of long swap contracts, 53.3 million gallons of long future contracts, and 67.7 million gallons of short future contracts that settle in future months. In addition to the previously described hedging instruments, the Company as of June 30, 2017, had 0.4 million gallons of spread contracts (simultaneous long and short positions) to lock-in the differential between high sulfur home heating oil and ultra low sulfur diesel. To hedge its internal fuel usage and other related activities for fiscal 2017, the Company, as of June 30, 2017, had 6.5 million gallons of swap contracts that settle in future months.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Munich Re Trading LLC, Regions Financial Corporation, Societe Generale, and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At June 30, 2018, the aggregate cash posted as collateral in the normal course of business at counterparties was $0.4 million and recorded in prepaid expense and other current assets. Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of June 30, 2018, no hedge positions and payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at June 30, 2018
Commodity contracts	Fair asset value of derivative instruments	$11,959	$-	$11,959
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	35	-	35
Commodity contract assets at June 30, 2018		$11,994	$-	$11,994
Liability Derivatives at June 30, 2018
Commodity contracts	Fair asset value of derivative instruments	$(53)	$-	$(53)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net balance	(5)	-	(5)
Commodity contract liabilities at June 30, 2018		$(58)	$-	$(58)
Asset Derivatives at September 30, 2017
Commodity contracts	Fair asset and fair liability value of derivative instruments	$7,729	$-	$7,729
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	996	-	996
Commodity contract assets September 30, 2017		$8,725	$-	$8,725
Liability Derivatives at September 30, 2017
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(2,086)	$-	$(2,086)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities balances	(731)	-	(731)
Commodity contract liabilities September 30, 2017		$(2,817)	$-	$(2,817)

The Company’s derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$11,959	$(53)	$11,906	$-	$-	$11,906
Long-term derivative assets included in deferred charges and other assets, net	35	-	35	-	-	35
Fair liability value of derivative instruments	-	-	-	-	-	-
Long-term derivative liabilities included in other long-term liabilities, net	-	(5)	(5)	-	-	(5)
Total at June 30, 2018	$11,994	$(58)	$11,936	$-	$-	$11,936
Fair asset value of derivative instruments	$6,023	$(91)	$5,932	$-	$-	$5,932
Long-term derivative assets included in other long-term assets, net	996	(730)	266	-	-	266
Fair liability value of derivative instruments	1,706	(1,995)	(289)	-	-	(289)
Long-term derivative liabilities included in other long-term liabilities, net	-	(1)	(1)	-	-	(1)
Total at September 30, 2017	$8,725	$(2,817)	$5,908	$-	$-	$5,908

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017
Commodity contracts	Cost of product (a)	$914	$1,092	$(8,463)	$4,073
Commodity contracts	Cost of installations and service (a)	$(102)	$-	$(673)	$(526)
Commodity contracts	Delivery and branch expenses (a)	$(61)	$27	$(1,335)	$(422)
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$(7,515)	$3,135	$(7,306)	$7,026

(a)	Represents realized closed positions and includes the cost of options as they expire.
(b)	Represents the change in value of unrealized open positions and expired options.

5) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	June 30, 2018	September 30, 2017
Product	$25,685	$37,941
Parts and equipment	22,408	21,655
Total inventory	$48,093	$59,596

6) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	June 30, 2018	September 30, 2017
Property and equipment	$213,800	$201,312
Less: accumulated depreciation	128,054	121,639
Property and equipment, net	$85,746	$79,673

7) Business Combinations

During fiscal 2018, the Company acquired three heating oil dealers and a motor fuel dealer for an aggregate purchase price of approximately $22.8 million; $21.3 million in cash and $1.5 million of deferred liabilities.  The gross purchase price was allocated $12.7 million to intangible assets, $6.9 million to fixed assets and $3.2 million to working capital.  The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition dates, and are not material to the Company’s financial condition, results of operations, or cash flows.

8) Goodwill and Intangibles, net

Goodwill

A summary of changes in the Company’s goodwill is as follows (in thousands):

Balance as of September 30, 2017	$225,915
Fiscal year 2018 business combinations	2,416
Balance as of June 30, 2018	$228,331

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	June 30, 2018			September 30, 2017
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$356,437	$276,075	$80,362	$346,784	$264,632	$82,152
Trade names and other intangibles	32,528	12,031	20,497	32,047	8,981	23,066
Total	$388,965	$288,106	$100,859	$378,831	$273,613	$105,218

Amortization expense for intangible assets was $14.5 million for the nine months ended June 30, 2018, compared to $12.4 million for the nine months ended June 30, 2017.

9) Long-Term Debt and Bank Facility Borrowings

The Company’s debt is as follows (in thousands):

	June 30,		September 30,
	2018		2017
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$41,500	$41,500	$-	$-
Senior Secured Term Loan (b)	68,412	68,800	75,717	76,300
Total debt	$109,912	$110,300	$75,717	$76,300
Total long-term portion of Term Loan (b)	$60,912	$61,300	$65,717	$66,300
Total long-term portion of Revolving Credit Facility Borrowings (c)	$33,700	$33,700	$-	$-

(a)	The face amount of the Company’s variable rate long-term debt approximates fair value.

(b)	Carrying amounts are net of unamortized debt issuance costs of $0.4 million as of June 30, 2018 and $0.6 million as of September 30, 2017.
(c)

On July 2, 2018, the Company refinanced its five-year term loan and the revolving credit facility with the execution of the fourth amended and restated revolving credit facility agreement. (See Note 14—Subsequent Events). As of June 30, 2018, the Company has classified $33.7 million of its revolving credit facility borrowings as long term debt and repaid it on July 3, 2018 using $33.7 million of proceeds provided by the fourth amended and restated revolving credit facility agreement.

On July 30, 2015, the Company entered into a third amended and restated asset-based credit agreement with a bank syndicate comprised of thirteen participants, which enables the Company to borrow up to $300 million ($450 million during the heating season of December through April of each year) on a revolving credit facility for working capital purposes (subject to certain borrowing base limitations and coverage ratios), provides for a $100 million five-year senior secured term loan (the “Term Loan”), allows for the issuance of up to $100 million in letters of credit (changed to $25 million under the new credit agreement effective July 2, 2018), and has a maturity date of July 30, 2020.

The Company can increase the revolving credit facility size by $100 million (increased to $200 million under the new credit agreement effective July 2, 2018) without the consent of the bank group. However, the bank group is not obligated to fund the $100 million increase. If the bank group elects not to fund the increase, the Company can add additional lenders to the group, with the consent of the Agent (as defined in the credit agreement), which shall not be unreasonably withheld. Obligations under the third amended and restated credit facility are guaranteed by the Company and its subsidiaries and are secured by liens on substantially all of the Company’s assets including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

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

The interest rate on the third amended and restated revolving credit facility and the Term Loan is based on a margin over LIBOR or a base rate. At June 30, 2018, the effective interest rate on the Term Loan was approximately 4.8% and the effective interest rate on revolving credit facility borrowings was approximately 3.8%.

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

At June 30, 2018, $68.8 million of the Term Loan was outstanding, $41.5 million was outstanding under the revolving credit facility, no hedge positions were secured under the credit agreement, and $7.1 million of letters of credit were issued and outstanding. At September 30, 2017, $76.3 million of the Term Loan was outstanding, no amount was outstanding under the revolving credit facility, $0.1 million of hedge positions were secured under the credit agreement, and $48.0 million of letters of credit were issued and outstanding.

At June 30, 2018, availability was $180.6 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio. At September 30, 2017, availability was $166.1 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio.

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

As of June 30, 2018, the income tax benefit is based, in part, on a reasonable estimate of deferred tax balances as of the enactment of the Tax Reform Act.  The estimate of such deferred tax balances is provisional.  The provisional re-measurement of the deferred tax assets and liabilities resulted in an $11.5 million discrete tax benefit recorded in the quarter ended December 31, 2017.  The provisional re-measurement amount decreased by $0.3 million as of June 30, 2018 and is anticipated to change as data becomes available allowing more accurate scheduling of certain deferred tax assets and liabilities.  We anticipate finalizing and recording any resulting adjustments by September 30, 2018.

The effective tax rate for the three and nine months ended June 30, 2018 was 29.9% and 23.1%, respectively.  The income tax provision for the three and nine months ended June 30, 2018 reflects the application of blended statutory rates for calendar years 2017 and 2018 to the quarter’s results, and the nine months ended June 30, 2018 provision was also impacted by the recognition of the $11.2 million provisional tax benefit due to reduction in the Federal corporate tax rate.  As a result of the tax reform, the Company’s net deferred tax liability will be realized at a lower statutory tax rate than when originally recorded, resulting in the aforementioned tax benefit.  Excluding the impact of the tax benefit related to this net deferred tax liability, our effective income tax rate decreased from 41.5% for the nine months ended June 30, 2017 to 34.3% for the nine months ended June 30, 2018 primarily due to the lower enacted Federal statutory tax rate.

The accompanying financial statements are reported on a fiscal year, however, the Company and its corporate subsidiaries file Federal and State income tax returns on a calendar year.

The current and deferred income tax (benefit) and expenses for the three and nine months ended June 30, 2018, and 2017 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Income (loss) before income taxes	$(11,421)	$(21,766)	$100,032	$76,368
Current tax (benefit) expense	(5,803)	(5,764)	(6,564)	27,270

Deferred tax expense (benefit)	2,354	(2,670)	40,844	4,451
Deferred tax expense (benefit) - impact of tax reform	33	-	(11,203)	-
Total deferred tax expense (benefit)	2,387	(2,670)	29,641	4,451
Total tax expense (benefit)	$(3,416)	$(8,434)	$23,077	$31,721

At June 30, 2018, we did not have unrecognized income tax benefits.

Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense. We file U.S. Federal income tax returns and various state and local returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. For our Federal income tax returns we have four tax years subject to examination. In our major state tax jurisdictions of New York, Connecticut and Pennsylvania we have four years that are subject to examination. In the state tax jurisdiction of New Jersey we have five tax years that are subject to examination. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, based on our assessment of many factors including past experience and interpretation of tax law, we believe that our provision for income taxes reflect the most probable outcome. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

11) Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
Cash paid during the period for:	June 30,
(in thousands)	2018	2017
Income taxes, net	$889	$4,116
Interest	$6,958	$6,002

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

The following presents the net income allocation and per unit data using this method for the periods presented:

	Three Months Ended		Nine Months Ended
Basic and Diluted Earnings Per Limited Partner:	June 30,		June 30,
(in thousands, except per unit data)	2018	2017	2018	2017
Net income (loss)	$(8,005)	$(13,332)	$76,955	$44,647
Less General Partner’s interest in net income (loss)	(49)	(79)	445	259
Net income (loss) available to limited partners	(7,956)	(13,253)	76,510	44,388
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	-	-	11,610	5,420
Limited Partner’s interest in net income (loss) under FASB ASC 260-10-45-60	$(7,956)	$(13,253)	$64,900	$38,968
Per unit data:
Basic and diluted net income (loss) available to limited partners	$(0.15)	$(0.24)	$1.39	$0.79
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	-	-	0.21	$0.09
Limited Partner’s interest in net income (loss) under FASB ASC 260-10-45-60	$(0.15)	$(0.24)	$1.18	$0.70
Weighted average number of Limited Partner units outstanding	53,938	55,888	55,157	55,888

14) Subsequent Events

Fourth Amended and Restated Revolving Credit Facility Agreement

On July 2, 2018, the Company entered into a fourth amended and restated revolving credit facility agreement with a bank syndicate of twelve participants, that enables us to borrow up to $300 million ($450 million during the heating season of December through April of each year) on a revolving line of credit for working capital purposes (subject to certain borrowing base limitations and coverage ratios), provides for a $100 million five-year senior secured term loan (the “Term Loan”), allows for the issuance of up to $25 million in letters of credit, and extends the maturity date of the previous agreement to July 2, 2023. Proceeds from the new term loan were used to repay the $66.3 million outstanding balance of the existing term loan and $33.7 million of the revolving credit facility borrowings.

Consistent with the third amended and restated revolving credit facility, under the Company’s fourth amended and restated credit agreement, in order to repurchase Common Units we must maintain Availability of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase.

Quarterly Distribution Declared

In July 2018, we declared a quarterly distribution of $0.1175 per unit, or $0.47 per unit on an annualized basis, on all Common Units with respect to the third quarter of fiscal 2018, payable on August 7, 2018, to holders of record on July 30, 2018. The amount of distributions in excess of the minimum quarterly distribution of $0.0675 are distributed in accordance with our Partnership Agreement, subject to the management incentive compensation plan. As a result, $6.3 million will be paid to the Common Unit holders, $0.2 million to the General Partner unit holders (including $0.17 million of incentive distribution as provided in our Partnership Agreement) and $0.2 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Units Repurchased and Retired

In accordance with the Plan III common unit repurchase program, during July 2018 the Company repurchased and retired 0.1 million Common Units at an average price paid of $9.72 per unit.

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

Impact on Liquidity of Wholesale Product Cost Volatility

Our liquidity is adversely impacted in times of increasing wholesale product costs, as we must use more cash to fund our hedging requirements as well as the increased levels of accounts receivable, inventory and vehicle fuel costs.  This may result in higher interest expense as a result of increased working capital borrowing to finance higher receivables and/or inventory balances. We may also incur higher bad debt expense and credit card processing costs as a result of higher selling prices.  Our liquidity can also be adversely impacted by sudden and sharp decreases in wholesale product costs, due to the increased margin requirements for futures contracts and collateral requirements for options and swaps that we use to manage market risks.

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

	Fiscal 2018		Fiscal 2017		Fiscal 2016		Fiscal 2015		Fiscal 2014
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$1.74	$2.08	$1.39	$1.70	$1.08	$1.61	$1.85	$2.66	$2.84	$3.12
March 31	1.84	2.14	1.49	1.70	0.87	1.26	1.62	2.30	2.89	3.28
June 30	1.96	2.29	1.37	1.65	1.08	1.57	1.68	2.02	2.85	3.05
September 30 (a)	-	-	1.45	1.86	1.26	1.53	1.38	1.84	2.65	2.98

(a)	On July 31, 2018, the wholesale cost of home heating oil closed at $2.13 per gallon

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

During the nine months ended June 30, 2018, the Company recorded an $11.2 million discrete income tax benefit for the re-measurement of deferred tax assets and liabilities due to the change in the Federal corporate income tax rate on which the deferred taxes are based.  Excluding the $11.2 million benefit recorded to income tax expense, our effective income tax rate was reduced from 41.5% at June 30, 2017 to 34.3% for the nine months ended June 30, 2018.

Book versus Tax Deductions

The amount of cash flow that we generate in any given year depends upon a variety of factors including the amount of cash income taxes that we are required to pay, which will increase as tax depreciation and amortization decreases. The amount of depreciation and amortization that we deduct for book (i.e., financial reporting) purposes will differ from the amount that the Company can deduct for Federal tax purposes. The table below compares the estimated depreciation and amortization for book purposes to the amount that we expect to deduct for Federal tax purposes based on currently owned assets. We file our tax returns based on a calendar year. The amounts below are based on our September 30 fiscal year, and the tax amounts include any 100% bonus depreciation available for fixed assets purchased between October 1, 2017 and June 30, 2018.  However, this table does not include any forecast of future annual capital purchases.  Given historical levels of annual capital purchases and the current law related to Federal bonus depreciation, it is likely that Federal tax depreciation and amortization will exceed book depreciation and amortization for most, if not all, of the periods presented in the table below.

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2018	$32,129	$36,559
2019	29,991	26,254
2020	25,912	19,927
2021	20,595	17,642
2022	16,996	15,731
2023	14,973	13,938

Execution of fourth amended and restated revolving asset-based credit agreement

On July 2, 2018, the Company refinanced its credit facility agreement and entered into a new fourth amended and restated revolving credit facility agreement with a bank syndicate of twelve participants, that enables us to borrow up to $300 million ($450 million during the heating season of December through April of each year) on a revolving line of credit for working capital purposes (subject to certain borrowing base limitations and coverage ratios), provides for a $100 million five-year senior secured term loan, allows for the issuance of up to $25 million in letters of credit, and extends the maturity date of the previous agreement to July 2, 2023. Proceeds from the new term loan were used to repay the $66.3 million outstanding balance of the term loan and $33.7 million of the revolving credit facility borrowings under the old credit facility.  Availability as a result of the new credit agreement increased $33.7 million from $180.6 million to $214.3 million.

Consistent with the third amended and restated revolving credit facility, under the Company’s fourth amended and restated credit agreement, in order to repurchase Common Units we must maintain availability of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase.

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

We have purchased weather hedge contracts for fiscal years 2018, 2019, 2020 and 2021. Under these contracts, we are entitled to a payment if the total number of degree days within the hedge period is less than the ten year average. The “Payment Thresholds,” or strikes, are set at various levels. In addition, we will be obligated to make a payment capped at $5.0 million if degree days exceed the ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year. In fiscal 2018, the Company recorded a charge of $1.9 million due to colder than average weather conditions. For fiscal 2019, 2020 and 2021 the maximum that the Company can receive is $12.5 million and the maximum that the Company would be obligated to pay is $5.0 million.

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

As of June 30, 2018, we had 60.4 million gallons of home heating oil hedged for our ceiling customers and 8.4 million gallons for our fixed priced customers.  Over 92% of these hedges were at their strike price, which reduces our potential for per gallon margin expansion unless the price for home heating oil declines. During July 2018, the wholesale cost of home heating oil continued to increase, and as of July 31, 2018 over 75% of the hedges for price-protected customers were at their strike price. In addition, the percentage of customers on variable pricing has decreased versus last year (and the percentage of customers who have elected price protection has increased), which may adversely impact home heating oil margins for the remainder of  fiscal 2018 and fiscal 2019 as the per-gallon margins realized from price–protected customers generally are less than variable-priced residential customers.

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2018			2017			2016
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	24,700	19,900	4,800	24,300	19,100	5,200	22,800	24,200	(1,400)
Second Quarter	14,100	18,900	(4,800)	13,200	16,400	(3,200)	13,700	19,300	(5,600)
Third Quarter	7,900	16,200	(8,300)	8,000	12,700	(4,700)	7,400	14,100	(6,700)
Fourth Quarter	-	-	-	12,400	16,500	(4,100)	11,400	21,200	(9,800)
Total	46,700	55,000	(8,300)	57,900	64,700	(6,800)	55,300	78,800	(23,500)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2018			2017			2016
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	5.4%	4.4%	1.0%	5.6%	4.4%	1.2%	5.0%	5.3%	(0.3%)
Second Quarter	3.1%	4.1%	(1.0%)	3.0%	3.7%	(0.7%)	3.0%	4.2%	(1.2%)
Third Quarter	1.8%	3.6%	(1.8%)	1.8%	2.9%	(1.1%)	1.6%	3.1%	(1.5%)
Fourth Quarter	-	-	-	2.7%	3.6%	(0.9%)	2.5%	4.6%	(2.1%)
Total	10.3%	12.1%	(1.8%)	13.1%	14.6%	(1.5%)	12.1%	17.2%	(5.1%)

For the nine months ended June 30, 2018, the Company lost 8,300 accounts (net), or 1.8% of our home heating oil and propane customer base, compared to 2,700 accounts lost net, or 0.6%, of our home heating oil and propane customer base, during the nine months ended June 30, 2017. Our net customer attrition was 5,600 accounts worse as our gross customer gains were 1,200 accounts higher than the prior year’s comparable period and our gross customer losses were 6,800 accounts higher.  Gross customer losses exceeded the prior year primarily as a result of an increase in customer losses due to the price of home heating oil and propane, credit issues, and service disruptions. The wholesale cost of home heating oil and propane increased by 20.4% per gallon year-over-year, putting additional price pressure on retaining our customer base and attracting new customers. Higher prices also drove up customer account balances resulting in higher credit-related losses. In addition, the extremely cold temperatures and hazardous road conditions, due to winter storms at the end of December 2017 and early January 2018, stressed our ability to service our customers at times, resulting in higher delivery and service losses. The majority of the increase in gross customer losses occurred during the third quarter of fiscal 2018, after the heating season when it is easier for a customer to leave us.

During the nine months ended June 30, 2018, we estimate that we lost 1.0% of our home heating oil and propane accounts to natural gas conversions versus 0.9% for the nine months ended June 30, 2017 and 1.0% for the nine months ended June 30, 2016. Losses to natural gas in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates. Conversions to natural gas may continue as it remains less expensive than home heating oil on an equivalent BTU basis.

Protected Price Account Renewals

A substantial majority of the Company’s price-protected customers have agreements with us that are subject to annual renewal in the period between April and November of each fiscal year. If a significant number of these customers elect not to renew their price-protected agreements with us and do not continue as our customers under a variable price-plan, the Company’s near term profitability, liquidity and cash flow will be adversely impacted.  As of July 31, 2018, the wholesale cost of home heating oil as measured by the New York Mercantile Exchange was $2.13 per gallon, approximately $0.48 per gallon higher than at July 31, 2017.  Based on these recent prices, our price-protected customers will be offered renewal contracts at significantly higher prices than last year which may adversely impact the acceptance rate of these renewals.

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

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company and its subsidiaries and should be read in conjunction with the historical financial and operating data and Notes thereto included elsewhere in this Quarterly Report.

Three Months Ended June 30, 2018

Compared to the Three Months Ended June 30, 2017

Volume

For the three months ended June 30, 2018, retail volume of home heating oil and propane sold increased by 13.9 million gallons, or 34.4%, to 54.5 million gallons, compared to 40.5 million gallons for the three months ended June 30, 2017. For those locations where the Company had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended June 30, 2018 were 23.3% colder than the three months ended June 30, 2017 and 1.2% colder than normal, as reported by NOAA. Temperatures fluctuated greatly during the 2018 fiscal third quarter, just as they did during the preceding two fiscal quarters. For the twelve months ended June 30, 2018, net customer attrition for the base business was 2.8%. An analysis of the change in the retail volume of home heating oil and propane sold, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is found below.  The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the monthly timing of degree days, the timing of accounts added or lost during the fiscal years, equipment efficiency and other volume variances not otherwise described are included in the chart below under the heading “Other.”

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended June 30, 2017	40.5
Acquisitions	4.4
Impact of colder temperatures	9.7
Net customer attrition	(1.3)
Other	1.2
Change	14.0
Volume - Three months ended June 30, 2018	54.5

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended June 30, 2018 compared to the three months ended June 30, 2017:

	Three Months Ended
Customers	June 30, 2018	June 30, 2017
Residential Variable	41.5%	40.2%
Residential Price-Protected (Ceiling and Fixed Price)	46.9%	46.9%
Commercial/Industrial	11.6%	12.9%
Total	100.0%	100.0%

Volume of other petroleum products sold increased by 8.5 million gallons, or 30.9%, to 36.0 million gallons for the three months ended June 30, 2018, largely due to acquisitions (7.2 million gallons) and an increase in the base business of 1.3 million gallons.

Product Sales

For the three months ended June 30, 2018, product sales increased $97.9 million, or 61.8%, to $256.4 million, compared to $158.5 million for the three months ended June 30, 2017 largely due to an increase in wholesale product cost of $0.5254 per gallon, or 34.3%, and an increase in total volume sold of 33.0%.

Installations and Services

For the three months ended June 30, 2018, installation and service revenue increased $3.6 million, or 5.4%, to $70.9 million, compared to $67.3 million for the three months ended June 30, 2017, as acquisitions contributed $2.9 million. In the base business, air conditioning and natural gas service contracts were higher by $0.7 million as the Company continued its efforts at increasing revenue from other services.

Cost of Product

For the three months ended June 30, 2018, cost of product increased $81.9 million, or 78.6%, to $186.2 million, compared to $104.3 million for the three months ended June 30, 2017, due to an increase in total volume sold of 33.0% and a $0.5254 per gallon, or 34.3%, increase in wholesale product costs.

Gross Profit — Product

The table below calculates the Company’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended June 30, 2018 decreased by $0.0305 per gallon, or 2.7%, to $1.1150 per gallon, from $1.1455 per gallon during the three months ended June 30, 2017 largely due to the impact of acquisitions. Excluding acquisitions, home heating oil and propane margins decreased by $0.0105 per gallon, or 0.9%. A decline in the protected price margins drove the decrease in per gallon margins in the base business. In the three months ended June 30, 2017, the Company benefited from declining cost of product which favorably impacted margins. Due to differences in product offerings, marketing plans and operating costs, acquisitions may have different home heating oil and propane margins than the base business.

Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	June 30, 2018		June 30, 2017
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	54.5		40.5
Sales	$169.6	$3.1130	$108.1	$2.6665
Cost	$108.9	$1.9980	$61.7	$1.5210
Gross Profit	$60.7	$1.1150	$46.4	$1.1455

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	36.0		27.5
Sales	$86.8	$2.4112	$50.4	$1.8325
Cost	$77.3	$2.1476	$42.6	$1.5483
Gross Profit	$9.5	$0.2636	$7.8	$0.2842

Total Product	Amount (in millions)	Amount (in millions)
Sales	$256.4	$158.5
Cost	$186.2	$104.3
Gross Profit	$70.2	$54.3

For the three months ended June 30, 2018, total product gross profit was $70.2 million, an increase of $15.9 million, or 29.5%, versus the three months ended June 30, 2017, as an increase in home heating oil and propane volume sold ($16.0 million) and higher gross profit from other petroleum products ($1.7 million) due to an increase in volume sold, mostly from acquisitions, was partially offset by a decline in home heating oil and propane margins ($1.7 million).

As of June 30, 2018, we had 60.4 million gallons of home heating oil hedged for our ceiling customers and 8.4 million gallons hedged for our fixed priced customers. Over 92% of these hedges were at their strike price, which reduces the potential for per gallon margin expansion for these customers unless the price for home heating oil declines. During July 2018, the wholesale cost of home heating oil continued to increase, and as of July 31, 2018 over 75% of our hedges for price-protected customers were at their strike price. In addition, the percentage of customers on variable pricing has decreased (as the percentage of customers that have elected price protection has increased), which may adversely impact home heating oil and propane margins for the remainder of fiscal 2018 and fiscal 2019 as the per gallon margins realized from price-protected customers generally are less than variable-priced residential customers.

Cost of Installations and Service

Total installation costs increased by $0.9 million for the three months ended June 30, 2018, to $21.1 million, largely due to acquisitions, versus $20.2 million for the three months ended June 30, 2017. Installation costs as a percentage of installation sales for the three months ended June 30, 2018 and the three months ended June 30, 2017 were 83.0% and 82.0%, respectively.

Service expense increased by $2.7 million, or 7.0%, to $40.7 million for the three months ended June 30, 2018, or 89.4% of service sales, versus $38.0 million, or 89.2% of service sales, for the three months ended June 30, 2017. This increase was mostly due to acquisitions ($2.0 million) and an increase of $0.7 million, or 1.8%, in the base business. We realized a combined gross profit from service and installation of $9.1 million for the three months ended June 30, 2018 compared to a combined gross profit of $9.0 million for the three months ended June 30, 2017. Management views the service and installation department on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended June 30, 2018, the change in the fair value of derivative instruments resulted in a $7.5 million credit due to an increase in the market value for unexpired hedges ($6.9 million), and a $0.6 million credit due to the expiration of certain hedged positions.

During the three months ended June 30, 2017, the change in the fair value of derivative instruments resulted in a $3.1 million charge due to a decrease in the market value for unexpired hedges (a $3.8 million charge) and a $0.7 million credit due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the three months ended June 30, 2018, delivery and branch expenses increased $15.7 million, or 23.2%, to $83.3 million, compared to $67.6 million for the three months ended June 30, 2017 due to additional costs from acquisitions of $5.7 million and a $10.0 million, or 14.8%, increase in the base business. In the base business, home heating oil and propane volume sold increased by 23.4%, exceeding the increase in delivery and branch expenses of 14.8%. Delivery cost rose in the base business by $2.3 million, or 13.7%, largely due to the 23.4% increase in volume sold. The Company also saw an increase in credit card fees and bad debt expense of $1.6 million tied to the higher cost of product and greater use of credit cards in the base business, and insurance expense rose in part by $2.0 million largely due to an increase in the number of insurance claims in part attributable to the extreme weather conditions earlier in fiscal 2018. Our fixed costs rose by $1.6 million in part as we invested in customer service, sales, operations and information technology departments. In recognition of the opportunity to differentiate our ability to serve customers through our growth in service offerings, we have begun offering a concierge level service as a test program, which led to an increase in delivery and branch expenses. Normal salary, benefit and other expense changes, as well as higher rent, plant maintenance and customer service overtime expenses accounted for $2.5 million, or 3.7%, of the increase.

Depreciation and Amortization Expenses

For the three months ended June 30, 2018, depreciation and amortization expense increased by $0.5 million, or 7.1%, to $7.9 million, compared to $7.4 million for the three months ended June 30, 2017, largely due to acquisitions.

General and Administrative Expenses

For the three months ended June 30, 2018, general and administrative expenses decreased by $0.3 million, or 5.5%, to $5.9 million compared to $6.2 million for the three months ended June 30, 2017 largely due to lower legal and professional expenses.

Finance Charge Income

For the three months ended June 30, 2018, finance charge income increased by $0.1 million, or 10.0%, to $1.4 million compared to $1.3 million for the three months ended June 30, 2017. The increase in the wholesale cost of product and additional volume sold led to an increase in product sales and, thus, higher accounts receivable balances subject to a finance charge.

Interest Expense, Net

For the three months ended June 30, 2018, net interest expense increased by $0.6 million, or 35.0%, to $2.2 million compared to $1.6 million for the three months ended June 30, 2017 primarily due to higher borrowing under our revolving credit facility to finance higher working capital requirements.

Amortization of Debt Issuance Costs

For the three months ended June 30, 2018, amortization of debt issuance costs increased by $0.1 million to $0.4 million compared to $0.3 million for the three months ended June 30, 2017.

Income Tax Benefit

For the three months ended June 30, 2018, the Company’s income tax benefit decreased by $5.0 million to $3.4 million, from $8.4 million for the three months ended June 30, 2017. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This tax reform legislation reduced the federal statutory income tax rate for corporations from 35% to 21% effective January 1, 2018 and as a result, the Company’s effective income tax benefit rate decreased from 38.7% for the three months ended June 30, 2017 to 29.9% for the three months ended June 30, 2018.

Net Loss

For the three months ended June 30, 2018, net loss decreased $5.3 million, or 40.0%, to $8.0 million, from $13.3 million for the three months ended June 30, 2017, largely due to an increase in a fair value of derivative instruments.

Adjusted EBITDA Loss

For the three months ended June 30, 2018, the Adjusted EBITDA loss decreased by $0.9 million, or 9.4%, to $8.4 million. While the additional volume sold in the base business positively impacted the Adjusted EBITDA loss, this impact was reduced by higher operating expenses and lower home heating oil and propane per gallon margins.  The impact of acquisitions on Adjusted EBITDA was minimal.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provide additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended June 30,
(in thousands)	2018	2017
Net loss	$(8,005)	$(13,332)
Plus:
Income tax benefit	(3,416)	(8,434)
Amortization of debt issuance cost	418	336
Interest expense, net	2,186	1,619
Depreciation and amortization	7,941	7,418
EBITDA (a)	(876)	(12,393)
(Increase) / decrease in the fair value of derivative instruments	(7,515)	3,135
Adjusted EBITDA loss (a)	(8,391)	(9,258)
Add / (subtract)
Income tax benefit	3,416	8,434
Interest expense, net	(2,186)	(1,619)
Provision for losses on accounts receivable	2,222	736
Decrease in accounts receivables	84,026	71,107
Decrease in inventories	12,498	3,119
Increase in customer credit balances	5,681	8,116
Change in deferred taxes	2,387	(2,670)
Change in other operating assets and liabilities	(9,359)	(18,879)
Net cash provided by operating activities	$90,294	$59,086
Net cash used in investing activities	$(23,242)	$(8,376)
Net cash used in financing activities	$(93,058)	$(8,967)

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

Nine Months Ended June 30, 2018

Compared to the Nine Months Ended June 30, 2017

Volume

For the nine months ended June 30, 2018, retail volume of home heating oil and propane sold increased by 43.7 million gallons, or 14.9%, to 338.0 million gallons, compared to 294.3 million gallons for the nine months ended June 30, 2017. For those locations where the Company had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the nine months ended June 30, 2018 were 9.0% colder than the nine months ended June 30, 2017 but 4.7% warmer than normal, as reported by NOAA. For the twelve months ended June 30, 2018, net customer attrition for the base business was 2.8%. An analysis of the change in the retail volume of home heating oil and propane sold, which is based on management’s estimates, sampling and other mathematical calculations and certain assumptions, is found below.  The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the monthly timing of degree days, the timing of accounts added or lost during the fiscal years, equipment efficiency and other volume variances not otherwise described are included in the chart below under the heading “Other.”

(in millions of gallons)	Heating Oil and Propane
Volume - Nine months ended June 30, 2017	294.3
Acquisitions	21.3
Impact of colder temperatures	25.9
Net customer attrition	(10.6)
Other	7.1
Change	43.7
Volume - Nine months ended June 30, 2018	338.0

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017:

	Nine Months Ended
Customers	June 30, 2018	June 30, 2017
Residential Variable	42.5%	42.6%
Residential Price-Protected (Ceiling and Fixed Price)	45.3%	45.1%
Commercial/Industrial	12.2%	12.3%
Total	100.0%	100.0%

Volume of other petroleum products sold increased by 13.3 million gallons, or 16.0%, to 96.8 million gallons for the nine months ended June 30, 2018, primarily due to acquisitions (8.9 million) and an increase in wholesale and diesel volume sold of 4.4 million gallons.

Product Sales

For the nine months ended June 30, 2018, product sales increased $295.8 million, or 31.1%, to $1.25 billion, compared to $950.3 million for the nine months ended June 30, 2017, largely due to an increase in wholesale product costs of $0.3449 per gallon, or 22.0%, and an increase in total volume sold of 15.1%.

Installations and Service

For the nine months ended June 30, 2018, installation and service sales increased $10.4 million, or 5.4%, to $202.1 million, compared to $191.7 million for the nine months ended June 30, 2017, largely due to acquisitions ($7.2 million). Installation sales increased by $1.6 million as an acquisition-related increase of $2.9 million was partially offset by a $1.3 million decline in the base business. Service sales increased by $8.8 million, of which $4.3 million was related to acquisitions. Service sales rose in the base business by $4.5 million, or 3.7%, due to higher air conditioning, natural gas and heating service contracts as well as increased service billings due in part to the colder temperatures.

Cost of Product

For the nine months ended June 30, 2018, cost of product increased $239.5 million, or 40.4%, to $832.3 million, compared to $592.8 million for the nine months ended June 30, 2017, due to an increase in total volume sold of 15.1% and a $0.3449 per gallon, or 22.0%, increase in wholesale product costs.

Gross Profit — Product

The table below calculates the Company’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the nine months ended June 30, 2018 increased by $0.0117 per gallon, or 1.0%, to $1.1477 per gallon, from $1.1360 per gallon during the nine months ended June 30, 2017. Excluding acquisitions, home heating oil and propane margins increased by $0.0312 per gallon, or 2.8%. Due to differences in product offerings, marketing plans and operating costs, acquisitions may have different home heating oil and propane margins than the base business.

Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Nine Months Ended
	June 30, 2018		June 30, 2017
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	338.0		294.3
Sales	$1,025.9	$3.0350	$795.5	$2.7034
Cost	$637.9	$1.8873	$461.3	$1.5674
Gross Profit	$388.0	$1.1477	$334.2	$1.1360

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	96.8		83.4
Sales	$220.3	$2.2765	$154.8	$1.8548
Cost	$194.4	$2.0086	$131.5	$1.5766
Gross Profit	$25.9	$0.2679	$23.3	$0.2782

Total Product	Amount (in millions)	Amount (in millions)
Sales	$1,246.2	$950.3
Cost	$832.3	$592.8
Gross Profit	$413.9	$357.5

For the nine months ended June 30, 2018, total product gross profit was $413.9 million, an increase of $56.4 million, or 15.8%, versus the nine months ended June 30, 2017, due to an increase in home heating oil and propane volume sold ($49.7 million), an increase in home heating oil and propane margins ($4.0 million), and higher gross profit from other petroleum products sold of $2.7 million.

Cost of Installations and Service

Total installation costs for the nine months ended June 30, 2018 increased by $2.0 million, or 3.5%, to $60.8 million, compared to $58.8 million in installation costs for the nine months ended June 30, 2017, largely due to acquisitions. Installation costs as a percentage of installation sales for the nine months ended June 30, 2018 and the nine months ended June 30, 2017 were 83.9% and 82.9%, respectively.

Service expense increased by $10.8 million, or 8.7%, to $135.2 million for the nine months ended June 30, 2018, or 104.3% of service sales, versus $124.3 million, or 103.0% of service sales, for the nine months ended June 30, 2017. This increase was due to acquisitions of $6.1 million and a $4.7 million, or 3.8%, increase in the base business due in part to the extremely cold weather conditions experienced during the last week of December 2017 and the first week of January 2018 (when temperatures were 45% colder than normal), as well as to normal wage and benefit increases. This extremely cold weather resulted in significantly higher demand for service and additional hours worked at premium labor rates. In addition, a portion of these service calls were with customers who have a service contract and, thus, did not result in any additional service revenue. We realized a combined gross profit from service and installation of $6.1 million for the nine months ended June 30, 2018 compared to a combined gross profit of $8.5 million for the nine months ended June 30, 2017. Gross profit in the base business declined by $1.2 million and acquisitions reduced gross profit by $1.2 million. Management views the service and installation department on a combined basis because many overhead functions and direct expenses such as service technician time cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the nine months ended June 30, 2018, the change in the fair value of derivative instruments resulted in a $7.3 million credit due to an increase in the market value for unexpired hedges ($11.1 million), partially offset by a $3.8 million charge due to the expiration of certain hedged positions.

During the nine months ended June 30, 2017, the change in the fair value of derivative instruments resulted in a $7.0 million charge due to a decrease in the market value for unexpired hedges (a $1.5 million charge) added to a $5.5 million charge due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the nine months ended June 30, 2018, delivery and branch expenses increased $40.1 million, or 16.7%, to $281.1 million, compared to $241.0 million for the nine months ended June 30, 2017, due to additional costs from acquisitions of $15.3 million, a $23.0 million, or 9.5%, expense increase in the base business, and a $1.9 million charge related to an amount due under our weather hedge contract, as temperatures were slightly colder than the Payment Threshold. (The weather hedge covers the period from November 1, 2017 to March 31, 2018, taken as a whole.) Expenses in the base business rose by 9.5% exceeding the 7.6 % increase in home heating oil and propane sold. The extreme cold weather conditions experienced in late December 2017 and early January 2018, as previously mentioned, not only increased the demand for service calls but also drove an increase in direct delivery expense as well as many other branch expenses. Certain December and January deliveries were made at premium labor rates, and the unusual weather conditions necessitated increased staffing levels for delivery and office personnel to handle the tremendous influx of customer inquiries regarding the status of their delivery or service call. We estimate that the extremely cold weather conditions in January 2018 resulted in unanticipated expenses of $2.8 million and the increase in volume sold in the base business resulted in higher costs of $3.6 million. The Company also saw an increase in credit card fees and bad debt expense of $4.2 million tied to the higher cost of product and greater use of credit cards. Insurance expense rose by $2.9 million largely due to an increase in the number of insurance claims (due in part to the extreme weather conditions), and our fixed costs increased by $5.0 million as we strengthened our customer service, sales, operations, and information technology departments. In recognition of the opportunity to differentiate our ability to serve customers through our growth in service offerings, we have begun offering a concierge level service as a test program, which led to an increase in delivery and branch expenses. Normal salary, benefit and other expense changes as well as higher rent, plant maintenance expenses and customer service overtime expenses account for $4.4 million, or 1.8% of the increase.

Depreciation and Amortization Expenses

For the nine months ended June 30, 2018, depreciation and amortization expense increased by $2.7 million, or 12.9%, to $23.4 million, compared to $20.7 million for the nine months ended June 30, 2017, largely due to acquisitions.

General and Administrative Expenses

For the nine months ended June 30, 2018, general and administrative expenses increased by $0.7 million, or 3.4%, to $18.8 million compared to $18.1 million, for the nine months ended June 30, 2017, largely due to normal changes in salary and benefit expense increases.

Finance Charge Income

For the nine months ended June 30, 2018, finance charge income increased by $0.4 million, or 13.5%, to $3.7 million compared to $3.3 million for the nine months ended June 30, 2017. The increase in the wholesale cost of product and higher volumes sold led to an increase in product sales and, thus, accounts receivable balances subject to a finance charge.

Interest Expense, Net

For the nine months ended June 30, 2018, net interest expense increased by $1.6 million, or 30.1%, to $6.7 million compared to $5.1 million for the nine months ended June 30, 2017, primarily due higher borrowings under our revolving credit facility to finance additional working capital requirements.

Amortization of Debt Issuance Costs

For the nine months ended June 30, 2018, amortization of debt issuance costs was unchanged at $1.0 million compared to the nine months ended June 30, 2017.

Income Tax Expense

For the nine months ended June 30, 2018, income tax expense decreased by $8.6 million to $23.1 million, from $31.7 million for the nine months ended June 30, 2017. The decrease was primarily due to an $11.2 million tax benefit to reflect the impact of the Tax Cuts and Jobs Act signed into law on December 22, 2017. The tax reform reduced the federal statutory income tax rate for corporations from 35% to 21% effective January 1, 2018 and, therefore, the Company’s net deferred tax liability will be realized at a lower statutory tax rate than originally recorded, resulting in a tax benefit to the Company. Excluding the impact of this net deferred tax liability related tax benefit, our effective income tax rate decreased from 41.5% for the nine months ending June 30, 2017 to 34.3% for the nine months ending June 30, 2018, primarily due to the lower enacted federal statutory tax.

Net Income

For the nine months ended June 30, 2018, net income increased $32.3 million, or 72.4%, to $77.0 million, from $44.6 million for the nine months ended June 30, 2017, primarily due to the increase in Adjusted EBITDA of $13.6 million, discussed below, a favorable change in the fair value of derivative instruments of $14.3 million, and a decrease in the Company’s effective tax rate from 41.5% to 23.1%.

Adjusted EBITDA

For the nine months ended June 30, 2018, Adjusted EBITDA increased by $13.6 million, or 12.4%, to $123.8 million.  The increase in Adjusted EBITDA was primarily the result of the additional volume sold in the base business due largely to the impact of colder temperatures, slightly higher home heating oil and propane margins, and the additional Adjusted EBITDA provided by acquisitions of $4.0 million, all of which was partially offset by higher operating costs in the base business and a $1.9 million charge related to an amount due under our weather hedge contract because temperatures were colder than the Payment Threshold. The extreme cold weather conditions experienced in late December 2017 and early January 2018 not only increased the demand for service calls but also drove an increase in direct delivery expense as well as many other branch expenses. Certain December and January deliveries were made at premium labor rates, and the unusual weather conditions necessitated increased staffing levels for delivery and office personnel to handle the tremendous influx of customer inquiries regarding the status of their delivery or service call. In addition to these costs and normal increases in salaries, benefits, and other items, delivery and branch expenses were also higher due to an increase in fixed costs, an increase in insurance expense and, reflecting the increase in sales, greater credit card usage and higher bad debt expense.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provide additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Nine Months Ended June 30,
(in thousands)	2018	2017
Net income	$76,955	$44,647
Plus:
Income tax expense	23,077	31,721
Amortization of debt issuance cost	1,034	972
Interest expense, net	6,656	5,118
Depreciation and amortization	23,385	20,705
EBITDA (a)	131,107	103,163
(Increase) / decrease in the fair value of derivative instruments	(7,306)	7,026
Adjusted EBITDA (a)	123,801	110,189
Add / (subtract)
Income tax expense	(23,077)	(31,721)
Interest expense, net	(6,656)	(5,118)
Provision for losses on accounts receivable	5,687	2,261
Increase in accounts receivables	(86,504)	(40,524)
Decrease in inventories	12,390	3,761
Decrease in customer credit balances	(36,503)	(45,757)
Change in deferred taxes	29,641	4,451
Change in other operating assets and liabilities	11,240	25,668
Net cash provided by operating activities	$30,019	$23,210
Net cash used in investing activities	$(64,459)	$(35,219)
Net cash used in financing activities	$(8,595)	$(32,355)

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

During the nine months ended June 30, 2018, cash provided by operating activities increased $6.8 million to $30.0 million, compared to $23.2 million of cash provided by operating activities during the nine months ended June 30, 2017.  The increase was driven by a $15.5 million increase in cash generated from operations prior to consideration of income tax, an $8.5 million favorable change in accounts payable due primarily to the timing of inventory purchases, an $8.6 million favorable change in inventory due to 5.8 million more gallons of liquid product purchases for the upcoming heating season at the beginning of fiscal 2018 as compared to fiscal 2017, a $7.0 favorable change in insurance related liabilities due to timing, a $3.2 million decrease in taxes paid, and $0.7 million of other changes in working capital, which was partially offset by an unfavorable change in accounts receivable of $36.7 million (including customer credit balances).  The impact of colder weather in late March and April 2018, and an increase in per gallon product costs drove an increase in accounts receivable.

Investing Activities

Our capital expenditures for the nine months ended June 30, 2018 totaled $8.7 million, as we invested in computer hardware and software ($1.7 million), refurbished certain physical plants ($1.3 million), expanded our propane operations ($2.1 million) and made additions to our fleet and other equipment ($3.6 million). We completed four acquisitions for approximately $22.8 million; $21.3 million in cash and $1.5 million of deferred liabilities.

In October 2017, we deposited $34.2 million of cash into an irrevocable trust to secure certain liabilities for our captive insurance company and, as a result, $36.6 million of letters of credit were cancelled that previously had secured these liabilities. Subsequently, $0.6 million of earnings have been reinvested into the irrevocable trust.  The cash deposited into the trust is shown on our balance sheet as Captive Insurance Collateral and, correspondingly, reduced cash on our balance sheet.  We believe that the investment into the irrevocable trust will lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

Our capital expenditures for the nine months ended June 30, 2017 totaled $9.3 million, as we invested in computer hardware and software ($3.0 million), refurbished certain physical plants ($2.0 million), expanded our propane operations ($2.0 million) and made additions to our fleet and other equipment ($2.3 million). We completed five acquisitions for $16.0 million; $14.5 million in cash and $1.5 million of deferred liabilities (including $0.6 million of contingent consideration). The gross purchase price was allocated $9.3 million to intangible assets, $2.5 million to goodwill, $5.0 million to fixed assets and received a credit for a negative working capital position of $0.8 million.

Financing Activities

During the nine months ended June 30, 2018 we paid distributions of $18.6 million to our Common Unit holders and $0.5 million to our General Partner unit holders (including $0.4 million of incentive distributions as provided in our Partnership Agreement). We borrowed $160.1 million under our revolving credit to finance our working capital and subsequently repaid $118.6 million. We also repaid $7.5 million of our term loan. In addition, we repurchased 2.4 million common units for $22.5 million in connection with our unit repurchase plan.

During the nine months ended June 30, 2017, we paid distributions of $17.6 million to our Common Unit holders and $0.4 million to our General Partner unit holders (including $0.3 million of incentive distributions as provided in our Partnership Agreement) and repaid $13.7 million of our term loan.

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of June 30, 2018 ($9.4 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and reduced from subsequent seasonal reductions in inventory and accounts receivable. As of June 30, 2018, we had $41.5 million in borrowings under our revolving credit facility, $68.8 million under our term loan and $7.1 million in letters of credit outstanding.

Under the terms of our credit agreement, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 15% of the maximum facility size and a fixed charge coverage ratio of not less than 1.15. We must also maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 4.5 as of December 31st or March 31st. As of June 30, 2018, Availability, as defined in the credit agreement, was $180.6 million, and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.  On July 2, 2018, the Company refinanced its credit facility agreement and entered into a new fourth amended and restated revolving credit facility agreement with a bank syndicate of twelve participants.  If the new credit facility was in place as of June 30, 2018, Availability as of June 30, 2018 would have increased $33.7 million under the new credit agreement from $180.6 million to $214.3 million.

Maintenance capital expenditures for the remainder of fiscal 2018 are estimated to be approximately $3.5 million, excluding the capital requirements for leased fleet. In addition, we plan to invest an additional $0.5 million in our propane operations. Distributions for the balance of fiscal 2018, at the current quarterly level of $0.1175 per unit, would result in an aggregate of approximately $6.3 million to Common Unit holders, $0.2 million to our General Partner (including $0.17 million of incentive distribution as provided for in our Partnership Agreement) and $0.2 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. Under the terms of our credit facility, our term loan is repayable in quarterly payments of $2.5 million, and, depending on our fiscal 2018 results, we may be required to make an additional payment (see Note 9 — Long-Term Debt and Bank Facility Borrowings). In addition, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

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

At June 30, 2018, we had outstanding borrowings totaling $110.3 million, which are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $0.8 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at June 30, 2018, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $11.4 million to a fair market value of $23.3 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $10.1 million to a negative fair market value of $1.8 million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and its chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

c) Other

The General Partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of our general partner have concluded, as of June 30, 2018, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Note 3 to the Condensed Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the three months ended June 30, 2018 is incorporated into this Item 2 by reference.

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

101

The following materials from the Star Group, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Group, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary Kestrel Heat LLC (Principal Financial Officer)	August 1, 2018

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller Kestrel Heat LLC (Principal Accounting Officer)	August 1, 2018