Form 10-K
period 2018-09-30
STAR GROUP, L.P.
filed 2018-12-06
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common units held by non-affiliates on March 31, 2018 was approximately $467,138,000.

As of November 30, 2018, the registrant had 52,755,392 common units outstanding.

Documents Incorporated by Reference: None

STAR GROUP, L.P.

2018 FORM 10-K ANNUAL REPORT

PART I

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K (this “Report”) includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on our financial performance, the price and supply of the products that we sell, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, potential cyber-attacks, general economic conditions and new technology. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the heading “Risk Factors” and “Business Strategy.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

ITEM 1.	BUSINESS

Structure

Star Group, L.P. (“Star” the “Company,” “we,” “us,” or “our”) is a home heating oil and propane distributor and services provider with one reportable operating segment that principally provides heating related services to residential and commercial customers. At a special meeting of unitholders held on October 25, 2017, our unitholders voted in favor of proposals to have the Company elect to be treated as a corporation, instead of a partnership, for federal income tax purposes (commonly referred to as a “check-the-box election”), along with amendments to our partnership agreement to effect such changes in income tax classification, in each case effective November 1, 2017. In addition, the Company changed its name, effective October 25, 2017, from “Star Gas Partners, L.P.” to “Star Group, L.P.” to more closely align our name with the scope of our product and service offerings. For tax years after December 31, 2017, unitholders will receive a Form 1099-DIV and will not receive a Schedule K-1 as in previous tax years. Our legal structure will remain a Delaware limited partnership and the distribution provisions under our limited partnership agreement, including the incentive distribution structure will remain unchanged. As of November 30, 2018, we had outstanding 52.8 million common partner units (NYSE: “SGU”) representing a 99.4% limited partner interest in Star, and 0.3 million general partner units, representing a 0.6% general partner interest in Star.

The following chart depicts the ownership of Star as of November 30, 2018:

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
•

Petroleum Heat and Power Co., Inc. (“PH&P”) is a 100% owned subsidiary of Star. PH&P is the borrower and Star is a guarantor of the fourth amended and restated credit agreement’s $100 million five-year senior secured term loan and the $300 million ($450 million during the heating season of December through April of each year) revolving credit facility, both due July 2, 2023. (See Note 12 of the Notes to the Consolidated Financial Statements — Long-Term Debt and Bank Facility Borrowings)

We file annual, quarterly, current and other reports and information with the Securities and Exchange Commission, or SEC. These filings can be viewed and downloaded from the Internet at the SEC’s website at www.sec.gov. In addition, these SEC filings are available at no cost as soon as reasonably practicable after the filing thereof on our website at www.stargrouplp.com/sec.cfm. You may also obtain copies of these filings and other information at the offices of the New York Stock Exchange located at 11 Wall Street, New York, New York 10005. Please note that any Internet addresses provided in this Annual Report on Form 10-K are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such Internet addresses is intended or deemed to be incorporated by reference herein.

Legal Structure

The following chart summarizes our structure as of September 30, 2018.

Business Overview

We are a home heating oil and propane distributor and service provider to residential and commercial customers who heat their homes and buildings in the Northeast, Central and Southeast U.S. regions. Our customers are concentrated in the northern and eastern states. As of September 30, 2018, we sold home heating oil and propane to approximately 454,000 full service residential and commercial customers. We believe we are the largest retail distributor of home heating oil in the United States, based upon sales volume with a market share in excess of 5.5%. We also sell home heating oil, gasoline and diesel fuel to approximately 76,000 customers on a delivery only basis. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including 16,000 service contracts for natural gas and other heating systems. In addition, we provide plumbing to approximately 23,000 customers, many of whom are also existing home heating oil and propane customers. During fiscal 2018, total sales were comprised approximately 65% from sales of home heating oil and propane, 19% from the sale of other petroleum products, and 16% from the installation and repair of heating and air conditioning equipment and ancillary services. We provide home heating equipment repair service and natural gas service 24 hours a day, seven days a week, 52 weeks a year. These services are an integral part of our business, and are intended to maximize customer satisfaction and loyalty.

We conduct our business through an operating subsidiary, Petro Holdings, Inc., utilizing multiple local brand names, such as Petro Home Services, Meenan, and Griffith Energy Services, Inc.

We also offer several pricing alternatives to our residential home heating oil customers, including a variable price (market based) option and a price-protected option, the latter of which either sets the maximum price or a fixed price that a customer will pay. Users choose the plan they feel best suits them which we believe increases customer satisfaction. Approximately 96% of our full service residential and commercial home heating oil customers automatically receive deliveries based on prevailing weather conditions. In addition, approximately 34% of our residential customers take advantage of our “smart pay” budget payment plan under which their estimated annual oil and propane deliveries and service billings are paid for in a series of equal monthly installments. We use derivative instruments as needed to mitigate our exposure to market risk associated with our price-protected offerings and the storing of our physical home heating oil inventory. Given our size, we are able to realize certain benefits of scale and provide consistent, strong customer service.

Currently, we have heating oil and/or propane customers in the following states, regions and counties:

New Hampshire	Michigan	New York	New Jersey	North Carolina
Hillsborough	Genesee	Albany	Atlantic	Anson
Merrimack	Lapeer	Bronx	Bergen	Caburras
Rockingham	Macomb	Columbia	Burlington	Davidson
Strafford	Oakland	Dutchess	Camden	Forsyth
	Sanilac	Fulton	Cape May	Gaston
Vermont	St. Clair	Greene	Cumberland	Guilford
Bennington	Tuscola	Kings	Essex	Lincoln
	Wayne	Montgomery	Gloucester	Mecklenburg
Massachusetts		Nassau	Hudson	Montgomery
Barnstable	Maryland	New York	Hunterdon	Randolph
Bristol	Anne Arundel	Orange	Mercer	Richmond
Essex	Baltimore	Putnam	Middlesex	Rowan
Hampden	Calvert	Queens	Monmouth	Stanly
Middlesex	Caroline	Rensselaer	Morris	Union
Norfolk	Carroll	Richmond	Ocean
Plymouth	Cecil	Rockland	Passaic	Georgia
Suffolk	Charles	Saratoga	Salem	Banks
Worcester	Dorchester	Schenectady	Somerset	Cherokee
	Frederick	Schoharie	Sussex	Dawson
Rhode Island	Harford	Suffolk	Union	Fannin
Bristol	Howard	Sullivan	Warren	Franklin
Kent	Kent	Ulster		Forsyth
Newport	Montgomery	Warren	Pennsylvania	Habersham
Providence	Prince George’s	Washington	Adams	Hall
Washington	Queen Anne	Westchester	Berks	Jefferson
	St. Mary’s		Bucks	Lumpkin
Connecticut	Talbot	Maine	Chester	Murray
Fairfield	Washington	York	Cumberland	Rabun
Hartford	Wicomico		Dauphin	Stephens
Litchfield	Worcester	South Carolina	Delaware	Towns
Middlesex		Bamberg	Franklin	White
New Haven	West Virginia	Calhoun	Fulton	Whitfield
New London	Berkeley	Chester	Lancaster
Tolland	Jefferson	Dorchester	Lebanon	Virginia
Windham	Morgan	Fairfield	Lehigh	Arlington
		Kershaw	Monroe	Clarke
Washington, D.C.	Tennessee	Lexington	Montgomery	Culpepper
District of Columbia	Bradley	Newberry	Northampton	Fairfax
	Hamilton	Oconec	Perry	Frederick
Delaware	McMinn	Orangeburg	Philadelphia	Fauquier
Kent	Meigs	Saluda	Schuylkill	Loudoun
New Castle	Polk	Sumter	York	Prince William
Sussex		York		Stafford
Warren

Industry Characteristics

Home heating oil is primarily used as a source of fuel to heat residences and businesses in the Northeast and Mid-Atlantic regions. According to the U.S. Department of Energy—Energy Information Administration, Residential Energy Consumption Survey (last updated May 2018), these regions account for 83% (4.8 million of 5.8 million) of the households in the United States where heating oil is the main space-heating fuel and 23% (4.7 million of 20.4 million) of the homes in these regions use home heating oil as their main space-heating fuel. Our experience has been that customers have a tendency to increase their conservation efforts as the price of home heating oil increases, thereby reducing their consumption.

The retail home heating oil industry is mature, with total market demand expected to decline in the foreseeable future due to conversions to natural gas, availability of other alternative energy sources and the installations of more fuel efficient heating systems. Therefore, our ability to maintain our business or grow within the industry is dependent on the acquisition of other retail distributors, the success of our marketing programs, and the growth of our other service offerings. Based on our records, our customer conversions to natural gas have ranged between 1.2% and 2.2% per year over the last five years. We believe this may continue or increase as natural gas has become less expensive than home heating oil on an equivalent BTU basis. In addition, there are legislative and regulatory efforts underway in several states seeking to encourage homeowners to expand the use of natural gas as a heating fuel.

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

It is common practice in our business to price our liquid products to customers based on a per gallon margin over wholesale costs. As a result, we believe distributors such as ourselves generally seek to maintain their per gallon margins by passing wholesale price increases through to customers, thus insulating their margins from the volatility in wholesale prices. However, distributors may be unable or unwilling to pass the entire product cost increases through to customers. In these cases, significant decreases in per gallon margins may result. The timing of cost pass-throughs can also significantly affect margins. (See Customers and Pricing for a discussion on our offerings).

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

Deliver superior customer service We are dedicated to consistently providing our customers with superior service and a positive customer experience to improve retention and drive additional revenue. We have established a Customer Experience Platform and Voice of the Customer (VOC) Program to effectively measure customer satisfaction at certain brands.

VOC refers to a process (or program) designed to capture customers’ preferences and opinions of the service we deliver. The heart of the VOC program is based on transactional surveys with real-time results. We analyze customer input to gain business insights and share this information internally to create meaningful change throughout the company and improve overall customer satisfaction.

We have deployed Salesforce.com, a customer relationship management solution, at most of our larger brands. This will allow us to provide a more consistent customer experience as our employees will have a 360 degree-view of each customer with easy access to key customer information and customized dashboards to track individual employee performance.

We have resources dedicated to training employees to provide superior and consistent service and enhance the customer experience. We also have a technical training committee to ensure that our field personnel are properly educated in using the latest technology in a safe and efficient manner. This effort is supported, reinforced and monitored by our local management teams.

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

We have begun to offer a subscription-based, personal home concierge service to customers in certain of our geographic locations. This program may be expanded to our entire geographic foot print and to customers for which we currently do not provide any services. The Company is monitoring the expense levels associated with the roll out of the concierge program to determine that the revenues generated from the program justify the additional costs.

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

Seasonality

Our fiscal year ends on September 30. All references to quarters and years respectively in this document are to fiscal quarters and years unless otherwise noted. The seasonal nature of our business results in the sale of approximately 30% of our volume of home heating oil and propane in the first fiscal quarter and 50% of our volume in the second fiscal quarter of each fiscal year, the peak heating season. Approximately 25% of our volume of other petroleum products is sold in each of the four fiscal quarters. We generally realize net income in our first and second fiscal quarters and net losses during our third and fourth fiscal quarters and we expect that the negative impact of seasonality on our third and fourth fiscal quarter operating results will continue. In addition, sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices and other factors.

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

Customers and Pricing

Home heating oil comprises 84% of our product customer base, with 12% devoted to propane and 4% devoted to other petroleum products. (During fiscal 2018 we sold 357.2 million gallons of home heating oil and propane and 138.3 million gallons of other petroleum products.)

Our full service home heating oil customer base is comprised of 96% residential customers and 4% commercial customers. Approximately 96% of our full service residential and commercial home heating oil customers have their deliveries scheduled automatically and 4% of our home heating oil customer base call from time to time to schedule a delivery. Automatic deliveries are scheduled based on each customer’s historical consumption pattern and prevailing weather conditions. Our practice is to bill customers promptly after delivery. We offer a balanced payment plan to residential customers in which a customer’s estimated annual oil purchases and service contract fees are paid for in a series of equal monthly payments. Approximately 34% of our residential home heating oil customers have selected this billing option.

We offer several pricing alternatives to our residential home heating oil customers. Our variable pricing program allows the price to float with the heating oil market and other factors. In addition, we offer price-protected programs, which establish either a ceiling or a fixed price per gallon that the customer pays over a defined period. The following chart depicts the percentage of the pricing plans selected by our residential home heating oil customers as of the end of the fiscal year.

	September 30,
	2018	2017		2016	2015	2014
Variable	55.2%	52.6%		53.2%	51.4%	53.5%
Ceiling	36.9%	37.1%		40.8%	43.9%	40.8%
Fixed	7.9%	10.3%	(a)	6.0%	4.7%	5.7%
	100.0%	100.0%		100.0%	100.0%	100.0%

(a)	Approximately 2% of the increase in the percentage of accounts under fixed contracts is attributable to fiscal 2017 acquisitions.

Sales to residential customers ordinarily generate higher per gallon margins than sales to commercial customers. Due to greater price sensitivity, our own internal marketing efforts, and hedging costs of residential price-protected customers, the per gallon margins realized from price-protected customers generally are less than from variable priced residential customers.

The propane customer base has a similar profile of heating oil residential and commercial customers. Pricing plans chosen by propane customers are almost exclusively variable in nature where selling prices will float with the propane market and other commercial factors.

The smallest portion of our customer base is devoted to other petroleum products. This customer group includes commercial and industrial customers of unbranded gasoline, diesel, kerosene and related distillate products.  We sell products to these customers through contracts of various terms or through a competitive bidding process.

Derivatives

We use derivative instruments in order to mitigate our exposure to market risk associated with the purchase of home heating oil for our price-protected customers, physical inventory on hand, inventory in transit, priced purchase commitments, and the variable interest rate on our term loan. Currently, the Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Regions Financial Corporation, Toronto-Dominion Bank and Wells Fargo Bank, N.A.

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-10-05, Derivatives and Hedging, requires that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent our interest rate derivative instruments designated as cash flow hedges are effective, as defined under this guidance, changes in fair value are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. We have elected not to designate our commodity derivative instruments as hedging instruments under this guidance, and as a result, the changes in fair value of the derivative instruments during the holding period are recognized in our statement of operations. Therefore, we experience volatility in earnings as outstanding derivative instruments are marked to market and non-cash gains and losses are recorded prior to the sale of the commodity to the customer. The volatility in any given period related to unrealized non-cash gains or losses on derivative instruments can be significant to our overall results. However, we ultimately expect those gains and losses to be offset by the cost of product when purchased. Depending on the risk being hedged, realized gains and losses are recorded in cost of product, cost of installations and services, or delivery and branch expenses.

Suppliers and Supply Arrangements

We purchase our product for delivery in either barge, pipeline or truckload quantities, and as of September 30, 2018, had contracts with approximately 109 third-party terminal sites for the right to temporarily store petroleum products at their facilities. Home heating oil and propane purchases are made under supply contracts or on the spot market. We have entered into market price based contracts for approximately 80% of our expected home heating oil and propane requirements for the fiscal 2019 heating season. We also have market price based contracts for approximately 29% of our expected diesel and gasoline requirements for fiscal 2019.

During fiscal 2018, Global Companies LLC provided approximately 8.4% of our petroleum product purchases. No other single supplier provided more than 8% of our product supply during fiscal 2018. Supply contracts typically have terms of 6 to 12 months. All of the supply contracts provide for minimum quantities and in most cases do not establish in advance the price of home heating oil or propane. This price is based upon a published market index price at the time of delivery or pricing date plus an agreed upon differential. We believe that our policy of contracting for the majority of our anticipated supply needs with diverse and reliable sources will enable us to obtain sufficient product should unforeseen shortages develop in worldwide supplies.

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

	Fiscal 2018		Fiscal 2017		Fiscal 2016		Fiscal 2015		Fiscal 2014
	Low	High	Low	High	Low	High	Low	High	Low	High
Quarter Ended
December 31	$1.74	$2.08	$1.39	$1.70	$1.08	$1.61	$1.85	$2.66	$2.84	$3.12
March 31	1.84	2.14	1.49	1.70	0.87	1.26	1.62	2.30	2.89	3.28
June 30	1.96	2.29	1.37	1.65	1.08	1.57	1.68	2.02	2.85	3.05
September 30	2.05	2.35	1.45	1.86	1.26	1.53	1.38	1.84	2.65	2.98

On November 30, 2018, the NYMEX ultra low sulfur diesel contract closed at $1.85 per gallon or $0.20 per gallon lower than the average of $2.05 in Fiscal 2018.

Acquisitions

Part of our business strategy is to pursue select acquisitions.

During fiscal 2018, the Company acquired five home heating oil dealers and a motor fuel dealer with a total of 16,950 home heating oil and propane accounts for an aggregate purchase price of approximately $25.2 million; comprised of $23.7 million in cash and $1.5 million of deferred liabilities. The gross purchase price was allocated $15.3 million to intangible assets, $7.5 million to fixed assets and $2.4 million to working capital. Each acquired company’s operating results are included in the Company’s consolidated financial statements starting on its acquisition date. Customer lists, other intangibles and trade names are amortized on a straight-line basis over seven to twenty years.

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

Employees

As of September 30, 2018, we had 3,403 employees, of whom 927 were office, clerical and customer service personnel; 915 were equipment technicians; 542 were fuel delivery drivers and mechanics; 642 were management and 377 were employed in sales. Of these employees 1,463 (43%) are represented by 57 different collective bargaining agreements with local chapters of labor unions. Due to the seasonal nature of our business and depending on the demands of the 2019 heating season, we anticipate that we will augment our current staffing levels during the heating season from among the 380 employees on temporary leave of absence as of September 30, 2018. There are 13 collective bargaining agreements up for renewal in fiscal 2019, covering approximately 310 employees (9%). We believe that our relations with both our union and non-union employees are generally satisfactory.

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

The following table depicts our gross customer gains, gross customer losses and net customer attrition from fiscal year 2014 to fiscal year 2018. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customer gains that are obtained through marketing efforts and losses at newly acquired businesses are included in these calculations from the point of closing going forward. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis from the closing date.

	Fiscal Year Ended September 30,
	2018	2017	2016	2015	2014
Gross customer gains	13.2%	13.1%	12.1%	14.6%	16.0%
Gross customer losses	16.4%	14.6%	17.2%	16.4%	16.9%
Net attrition	(3.2%)	(1.5%)	(5.1%)	(1.8%)	(0.9%)

The gain of a new customer does not fully compensate for the loss of an existing customer because of the expenses incurred during the first year to add a new customer. Typically, the per gallon margin realized from a new account added is less than the margin of a customer that switches to another provider. Customer losses are the result of various factors, including but not limited to:

•	price competition;
•	customer relocations and home sales/foreclosures;
•	conversions to natural gas;
•	credit worthiness; and
•	service disruptions.

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

Our operating results will be adversely affected if we experience significant net customer attrition from natural gas conversions

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

	Fiscal Year Ended September 30,
	2018	2017	2016	2015	2014
Customer losses to natural gas conversion	(1.3)%	(1.2)%	(1.3)%	(1.6)%	(2.2)%

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

Generally, heating oil and propane are alternative energy sources to new housing construction, because natural gas is usually selected when natural gas infrastructure exists. In certain geographies, utilities are building out their natural gas infrastructure. As such, our industry is not a growth industry. Accordingly, future growth will depend on our ability to make acquisitions on economically acceptable terms. We cannot assure that we will be able to identify attractive acquisition candidates in our sector in the future or that we will be able to acquire businesses on economically acceptable terms.  Adverse operating and financial results may limit our access to capital and adversely affect our ability to make acquisitions. Under the terms of our fourth amended and restated credit agreement that we sometimes refer to in this Form 10-K filing as our fourth amended and restated credit agreement (“Credit Agreement”), we are restricted from making any individual acquisition in excess of $25.0 million without the lenders’ approval. In addition, to make an acquisition, we are required to have Availability (as defined in our Credit Agreement) of at least $40.0 million, on a historical pro forma and forward-looking basis. Furthermore, as long as the bank term loan is outstanding, we must be in compliance with the senior secured leverage ratio (as defined in our Credit Agreement). These covenant restrictions may limit our ability to make acquisitions. Any acquisition may involve potential risks to us and ultimately to our unitholders, including:

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

Weather conditions in the Northeast and Mid-Atlantic regions in which we operate have a significant impact on the demand for home heating oil and propane because our customers depend on this product principally for space heating purposes. As a result, weather conditions may materially adversely impact our business, operating results and financial condition. During the peak-heating season of October through March, sales of home heating oil and propane historically have represented approximately 80% of our annual volume. Actual weather conditions can vary substantially from year to year or from month to month, significantly affecting our financial performance. Warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized and, consequently, our results of operations.

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

For fiscal year 2019, 2020, and 2021 we have weather hedge contracts with one provider. For each fiscal year the maximum that the Company can receive is $12.5 million and the maximum the Company may be obligated to pay is $5.0 million. However, there can be no assurance that such weather hedge contracts would fully or substantially offset the adverse effects of warmer weather on our business and operating results during such period or that colder weather will result in enough profit to offset a payment by the Company to its provider.

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

Increases in wholesale product costs may have adverse effects on our business, financial condition, results of operations, or liquidity.

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

Our business requires a significant amount of working capital to finance inventory and accounts receivable generated during the heating season. Under our revolving credit facility, we may borrow up to $300 million, which increases to $450 million during the peak winter months from December through April of each fiscal year. We are obligated to meet certain financial covenants under our Credit Agreement, including the requirement to maintain at all times either excess availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the revolving credit commitment then in effect or a fixed charge coverage ratio (as defined in our Credit Agreement) of not less than 1.1. In addition, as long as our term loan is outstanding, our senior secured leverage ratio cannot at any time be more than 3.0 as calculated during the quarters ending June or September, and cannot at any time be more than 4.5 as calculated during the quarters ending December or March.

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

At December 31, 2018, we expect to have approximately 24 million gallons of priced purchase commitments and physical inventory hedged with a futures contract or swap. If the wholesale price of heating oil increased $1 per gallon, our near term liquidity in December would be reduced by $24 million.

At September 30, 2018, we had approximately 129,000 customers, or 34% of our residential customer base, on the balanced payment plan in which a customer’s estimated annual oil purchases and service contract fees are paid for in a series of equal monthly payments. Increases in wholesale prices could reduce our liquidity if we failed to recalculate the balanced payments on a timely basis or if customers resist higher balanced payments. These customers could possibly owe us more in the future than we had budgeted. Generally, customer credit balances are at their low point after the end of the heating season and at their peak prior to the beginning of the heating season.

Our hedging strategy may adversely affect our liquidity.

We purchase synthetic call options from and enter into forward swaps with members of our lending group to manage market risk associated with our commitments to our customers, our physical inventory and fuel we use for our vehicles. These institutions have not required an initial cash margin deposit or any mark to market maintenance margin for these derivatives. Any mark to market exposure due to reductions in wholesale energy costs reduces our borrowing base and can thus reduce the amount available to us under our Credit Agreement. The highest mark to market reserve against our borrowing base for these derivative instruments with our lending group was $0, $7.8 million, and $25.2 million, during fiscal years 2018, 2017, and 2016 respectively.

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

When the wholesale price of home heating oil declines significantly after a customer enters into a price protection arrangement, some customers attempt to renegotiate their arrangement in order to enter into a lower cost pricing plan with us or terminate their arrangement and switch to a competitor.  Under our current price-protected programs, approximately 36.9% and 7.9% of our residential customers are respectively categorized as being either ceiling or fixed.

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

In March 2010, the United States federal government enacted comprehensive health care reform legislation, which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new taxes on health insurers, self-insured companies, and health care benefits. The legislation imposes implementation effective dates that began in 2010 and extend through 2020 with many of the changes requiring additional guidance from federal agencies and regulations. Possible adverse effects could include increased costs, exposure to expanded liability, and requirements for us to revise the ways in which healthcare and other benefits are provided to employees. Efforts to modify, repeal or otherwise invalidate all, or certain provisions of, the ACA and/or adopt a replacement healthcare reform law may impact our employee healthcare costs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future.  The Trump administration and members of the U.S. Congress have indicated that they may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of the ACA.  Most recently, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance.  At this time, there is uncertainty concerning whether the ACA will be repealed or what requirements will be included in a new law, if enacted. Increased health care and insurance costs as well as other changes in federal or state workplace regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

If counterparties to the derivative instruments that we use to hedge the cost of home heating oil sold to price-protected customers, physical inventory and our vehicle fuel costs were to fail, our liquidity, operating results and financial condition could be materially adversely impacted, as we would be obligated to fulfill our operational requirement of purchasing, storing and selling home heating oil and vehicle fuel, while losing the mitigating benefits of economic hedges with a failed counterparty. If one of our insurance carriers were to fail, our liquidity, results of operations and financial condition could be materially adversely impacted, as we would have to fund any catastrophic loss. If our weather hedge counterparty were to fail, we would lose the protection of our weather hedge contract. Currently, we have outstanding derivative instruments with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Regions Financial Corporation, Toronto-Dominion Bank and Wells Fargo Bank, N.A..  Our primary insurance carriers are American International Group, our captive insurance subsidiary, Woodbury Insurance Co., Inc., and our weather hedge counterparty which is a subsidiary of Sompo International.

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

As we self-insure workers’ compensation, automobile and general liability claims up to pre-established limits, we establish reserves based upon expectations as to what our ultimate liability will be for claims based on our historical factors. We evaluate on an annual basis the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2018, we had approximately $72.1 million of net insurance reserves. Other than matters for which we self-insure, we maintain insurance policies with insurers in amounts and with coverage and deductibles that we believe are reasonable and prudent.

However, there can be no assurance that the ultimate settlement of these claims will not differ materially from the assumptions used to calculate the reserves or that the insurance we maintain will be adequate to protect us from all material expenses related to potential future claims for remediation costs and personal and property damage or that these levels of insurance will be available in the future at economical prices, either of which could have a material effect on our results of operations. Further, certain types of claims may be excluded from our insurance coverage, including the legal matter disclosed in Item 3 (Legal Proceedings – Litigation) of this Report. If we were to incur substantial liability and the damages are not covered by insurance or are in excess of policy limits, or if we incur liability at a time when we are not able to obtain liability insurance, then our business, results of operations and financial condition could be materially adversely affected.

Our captive insurance company may not bring the benefits we expect.

Beginning October 1, 2016, we have elected to insure through a wholly-owned captive insurance company, Woodbury Insurance Co., Inc., certain self-insured or deductible amounts. We also continue to maintain our normal, historical, insurance policies with third party insurers. In addition to certain business and operating benefits of having a captive insurance company, we expect to receive certain cash flow benefits related to the timing of the tax deduction related to these claims. Such expected cash tax timing benefits related to coverage provided by Woodbury Insurance Co., Inc. may not materialize, or any cash tax savings may not be as much as anticipated.

Our results of operations and financial condition may be adversely affected by governmental regulation and associated environmental and regulatory costs.

Our business is subject to a wide range of federal, state and local laws and regulations related to environmental and other matters. Such laws and regulations have become increasingly stringent over time. Some state and local governments have enacted or are attempting to enact regulations and incentive programs encouraging the phase-out of the products that we sell in favor of other types of fuels, such as natural gas. We may experience increased costs due to stricter pollution control requirements or liabilities resulting from noncompliance with operating or other regulatory permits. New regulations might adversely impact operations, including those relating to underground storage, transportation and delivery of the products that we sell. In addition, there are environmental risks inherently associated with home heating oil operations, such as the risks of accidental releases or spills. We have incurred and continue to incur costs to remediate soil and groundwater contamination at some of our locations. We cannot be sure that we have identified all such contamination, that we know the full extent of our obligations with respect to contamination of which we are aware, or that we will not become responsible for additional contamination not yet discovered. It is possible that material costs and liabilities will be incurred, including those relating to claims for damages to property and persons and the environment.

In addition, our financial condition, results of operations and ability to pay distributions to our unitholders may be negatively impacted by significant changes in federal and state tax law. For example, an increase in federal and state income tax rates will reduce the amount of cash to pay distributions.

There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of emissions of greenhouse gases (“GHG”), in particular from the combustion of fossil fuels. Federal, regional and state regulatory authorities in many jurisdictions have begun taking steps to regulate GHG emissions. For example in October 2015, the United States Environmental Protection Agency (“EPA”) published the Clean Power Plan for regulation of GHG emissions associated with the energy sector. Under the Clean Power Plan, the EPA will set state-specific goals for GHG emissions reductions, leaving the states with flexibility to determine how to achieve such goals. However, following litigation and subsequent EPA review of the Clean Power Plan, in August 2018, the EPA proposed the Affordable Clean Energy (“ACE”) Rule to replace the Clean Power Plan. The ACE Rule would establish emissions guidelines pursuant to which states would develop plans to address GHG emissions from existing coal-fired electric generating units rather than EPA setting state-specific standards under the Clean Power Plan and requiring states to develop plans using certain “building blocks,” such as “beyond-the-fence-line” conservation measures, to meet those state-specific standards.  Public comments on the ACE Rule were due October 30, 2018.  At this time, the final language, implementation, and any impact on our business of the ACE Rule is uncertain.  Further, irrespective of federal legislation and regulation, individual states or cities may enact laws and regulations controlling GHG emissions. It is likely that any regulatory program that caps emissions or imposes a carbon tax will increase costs for us and our customers, which could lead to increased conservation or customers seeking lower cost alternatives. We cannot yet estimate the compliance costs or business impact of potential national, regional or state greenhouse gas emissions reduction legislation, regulations or initiatives, since many such programs and proposals are still in development.

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
•

The general partner determines the amount and timing of asset purchases and sales, capital expenditures, distributions to unitholders, unit repurchases, borrowings and reserves, each of which can impact the amount of cash, if any, available for distribution to unitholders, and available to pay principal and interest on debt and the amount of incentive distributions payable in respect of the general partner units.

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

We could experience significant increases in operating costs and reduced profitability due to competition for drivers and equipment technicians’ labor.

We compete with other entities for drivers and equipment technicians’ labor, including entities that operate in different market sectors than us. Costs to recruit, train and retain adequate personnel, the loss of certain personnel, our inability to attract and retain other qualified personnel or a labor shortage that reduces the pool of qualified candidates could adversely affect our results of operations.

A substantial portion of our workforce is unionized, and we may face labor actions that could disrupt our operations or lead to higher labor costs and adversely affect our business.

As of September 30, 2018, approximately 43% of our employees were covered under 57 different collective bargaining agreements. As a result, we are usually involved in union negotiations with several local bargaining units at any given time. There can be no assurance that we will be able to negotiate the terms of any expired or expiring agreement on terms satisfactory to us. Although we consider our relations with our employees to be generally satisfactory, we may experience strikes, work stoppages or slowdowns in the future. If our unionized workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition. Moreover, our non-union employees may become subject to labor organizing efforts. If any of our current non-union facilities were to unionize, we could incur increased risk of work stoppages and potentially higher labor costs.

Cash distributions (if any) are not guaranteed and may fluctuate with performance and reserve requirements.

Distributions of available cash by us to unitholders will depend on the amount of cash generated, and distributions may fluctuate based on our performance. The actual amount of cash that is available will depend upon numerous factors, including:

•	profitability of operations,
•	required principal and interest payments on debt or debt prepayments,
•	debt covenants,
•	margin account requirements,
•	cost of acquisitions,
•	issuance of debt and equity securities,
•	fluctuations in working capital,
•	capital expenditures,
•	units repurchased,
•	adjustments in reserves,
•	prevailing economic conditions,
•	financial, business and other factors,
•	increased pension funding requirements
•	results of potential adverse litigation, and
•	the amount of cash taxes we have to pay in Federal, State and local corporate income and franchise taxes.

Our Credit Agreement imposes restrictions on our ability to pay distributions to unitholders, including the need to maintain certain covenants. (See the fourth amended and restated credit agreement and Note 12 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings)

Our substantial debt and other financial obligations could impair our financial condition and our ability to obtain additional financing and have a material adverse effect on us if we fail to meet our financial and other obligations.

At September 30, 2018, we had outstanding under our Credit Agreement a $100 million term loan due July 2023. In addition, under the revolver portion of our Credit Agreement which expires in July 2023, we had borrowings of $1.5 million, $7.1 million of letters of credit were issued, no hedge positions were secured, and availability was $189.0 million. Exclusive of the term loan, during the last three fiscal years we have utilized as much as $167.3 million of our Credit Agreement in borrowings, letters of credit and hedging reserve. Our substantial indebtedness and other financial obligations could:

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

In the event of a change in control, we may not have the financial resources to repay borrowings under our Credit Agreement and may be unable to satisfy our obligations unless we are able to refinance or obtain waivers under our other indebtedness.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We provide services to our customers in the United States in eighteen states and the District of Columbia, ranging from Maine to Georgia from 46 principal operating locations and 89 depots, 51 of which are owned and 84 of which are leased. As of September 30, 2018, we had a fleet of 1,251 truck and transport vehicles, the majority of which were owned, 1,306 service and 363 support vehicles, the majority of which were leased. We lease our corporate headquarters in Stamford, Connecticut. Our obligations under our Credit Agreement are secured by liens and mortgages on substantially all of the Company’s and subsidiaries’ real and personal property.

ITEM 3.	LEGAL PROCEEDINGS—LITIGATION

On April 18, 2017, a civil action was filed in the United States District Court for the Eastern District of New York, entitled M. Norman Donnenfeld v. Petro, Inc., Civil Action Number 2:17-cv-2310-JFB-SIL, against Petro, Inc. By amended complaint filed on August 15, 2017, the Plaintiff alleges he did not receive expected contractual benefits under his protected price plan contract when oil prices fell and asserts various claims for relief including breach of contract, violation of the New York General Business Law and fraudulent inducement. The Plaintiff also seeks to have a class certified of similarly situated Petro customers who entered into protected price plan contracts and were denied the same contractual benefits. No class has yet been certified in this action. The Plaintiff seeks compensatory, punitive and other damages in unspecified amounts.   On September 15, 2017, Petro filed a motion to dismiss the amended complaint as time-barred and for failure to state a cause of action.  On September 12, 2018, the district court granted in part and denied in part Petro's motion to dismiss.  The district court dismissed the Plaintiff's claims for breach of the covenant of good faith and fair dealing and fraudulent inducement, but declined to dismiss the Plaintiff's remaining claims.  The district court granted the Plaintiff leave to amend to attempt to replead his fraudulent inducement claim.  On October 10, 2018, the Plaintiff filed a second amended complaint.  The second amended complaint attempts to replead a fraudulent inducement claim and is otherwise substantially similar or identical to the prior complaint.  On November 13, 2018, Petro moved to dismiss the fraudulent inducement and unjust enrichment claims in the second amended complaint.  Oral argument on Petro's motion is set for January 9, 2019.  The Company believes the allegations lack merit and intends to vigorously defend the action; at this time we cannot assess the potential outcome or materiality of this matter.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS AND RELATED MATTERS

The common units, representing limited partner interests in Star, are listed and traded on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “SGU.”

The following tables set forth the range of the daily high and low sales prices per common unit and the cash distributions declared on each unit for the periods indicated.

	SGU – Common Unit Price Range				Distributions Declared
	High		Low		per Unit
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Year	Year	Year	Year	Year	Year
Quarter Ended	2018	2017	2018	2017	2018	2017
December 31,	$11.35	$11.30	$10.07	$9.06	$0.1100	$0.1025
March 31,	$11.10	$11.39	$8.74	$9.02	$0.1100	$0.1025
June 30,	$10.09	$11.70	$9.14	$9.00	$0.1175	$0.1100
September 30,	$10.10	$11.35	$9.21	$10.26	$0.1175	$0.1100

As of November 30, 2018, there were approximately 236 holders of record of common units.

There is no established public trading market for the Company’s 0.3 million general partner units.

Distribution Provisions

We are required to make distributions in an amount equal to our Available Cash, as defined in our Partnership Agreement, no more than 45 days after the end of each fiscal quarter, to holders of record on the applicable record dates. Available Cash, as defined in our Partnership Agreement, generally means all cash on hand at the end of the relevant fiscal quarter less the amount of cash reserves established by the Board of Directors of our general partner in its reasonable discretion for future cash requirements. These reserves are established for the proper conduct of our business (including reserves for future capital expenditures) for minimum quarterly distributions during the next four quarters and to comply with applicable laws and the terms of any debt agreements or other agreement to which we are subject. The Board of Directors of our general partner reviews the level of Available Cash each quarter based upon information provided by management.

According to the terms of our Partnership Agreement, minimum quarterly distributions on the common units accrue at the rate of $0.0675 per quarter ($0.27 on an annual basis). The information concerning restrictions on distributions required by Item 5 of this Report is incorporated by reference to Note 3. Quarterly Distribution of Available Cash, of the Company’s consolidated financial statements. The Credit Agreement imposes certain restrictions on our ability to pay distributions to unitholders. In order to pay any distributions to unitholders or repurchase Common Units, the Company must maintain Availability (as defined in the fourth amended and restated credit agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is in effect), on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase. (See Note 12 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings).

On October 18, 2018, we declared a quarterly distribution of $0.1175 per unit, or $0.47 per unit on an annualized basis, on all Common Units with respect to the fourth quarter of fiscal 2018, paid on November 6, 2018, to holders of record on October 29, 2018. The amount of distributions in excess of the minimum quarterly distribution of $0.0675, were distributed in accordance with our Partnership Agreement, subject to management incentive compensation plan. As a result, $6.2 million was paid to the Common Unit holders, $0.2 million to the general partner unit holders (including $0.17 million of incentive distribution as provided in our Partnership Agreement) and $0.2 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Unit Repurchase Plans and Retirement

Note 4 to the Condensed Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the three months ended September 30, 2018 is incorporated into this Item 5 by reference.

ITEM 6.	SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

The selected financial data as of September 30, 2018 and 2017, and for the years ended September 30, 2018, 2017 and 2016 is derived from the financial statements of Star included elsewhere in this Report. The selected financial data as of September 30, 2016, 2015 and 2014 and for the years ended September 30, 2015 and 2014 is derived from the financial statements of Star not included in this Report. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Years Ending September 30,
(in thousands, except per unit data)	2018	2017	2016	2015	2014
Statement of Operations Data:
Sales	$1,677,837	$1,323,555	$1,161,338	$1,674,291	$1,961,724
Costs and expenses:
Cost of sales	1,214,495	915,056	768,841	1,203,588	1,555,300
(Increase) decrease in the fair value of derivative instruments	(11,408)	(2,193)	(18,217)	4,187	6,566
Delivery and branch expenses	357,580	306,534	276,493	309,025	282,646
Depreciation and amortization expenses	31,575	27,882	26,530	24,930	21,635
General and administrative expenses	24,227	24,998	23,366	25,908	22,592
Multiemployer pension plan withdrawal charge	—	—	—	17,796	—
Finance charge income	(4,700)	(4,054)	(3,079)	(4,756)	(6,870)
Operating income	66,068	55,332	87,404	93,613	79,855
Interest expense, net	8,716	6,775	7,485	14,059	16,854
Amortization of debt issuance costs	1,288	1,281	1,247	1,818	1,602
Loss on redemption of debt	—	—	—	7,345	—
Other income, net	(7,043)	—	—	—	—
Income before income taxes	63,107	47,276	78,672	70,391	61,399
Income tax expense	7,602	20,376	33,738	32,835	25,315
Net income	$55,505	$26,900	$44,934	$37,556	$36,084
Weighted average number of limited partner units:
Basic and diluted	54,764	55,888	57,022	57,285	57,476

	Fiscal Years Ended September 30,
(in thousands, except per unit data)	2018	2017	2016	2015	2014
Per Unit Data:
Basic and diluted net income per unit (a)	$0.89	$0.46	$0.70	$0.59	$0.57
Cash distribution declared per common unit	$0.455	$0.425	$0.395	$0.365	$0.340
Balance Sheet Data (end of period):
Current assets	$256,737	$241,241	$294,858	$271,479	$296,465
Total assets	$729,971	$673,917	$692,111	$685,508	$685,107
Long-term debt	$91,780	$65,717	$75,441	$90,000	$124,572
Partners’ Capital	$309,785	$306,068	$301,493	$289,886	$273,245
Summary Cash Flow Data:
Net cash provided by operating activities	$57,460	$21,058	$101,957	$136,853	$95,155
Net cash used in investing activities	$(65,252)	$(66,381)	$(19,631)	$(30,385)	$(107,318)
Net cash provided by (used in) financing activities	$(30,135)	$(41,157)	$(43,646)	$(54,959)	$(23,895)
Other Data:
Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization (EBITDA) (b)	$104,686	$83,214	$113,934	$111,198	$101,490
Adjusted EBITDA (b)	$86,235	$81,021	$95,717	$140,526	$108,056
Retail home heating oil and propane gallons sold	357,187	316,892	302,517	382,834	360,972
Temperatures (warmer) colder than normal (c)	(4.7)%	(12.4)%	(17.8)%	5.0%	4.9%

(a)

Net income per unit is computed in accordance with FASB ASC 260-10-45-60 Earnings per Share, Master Limited Partnerships (EITF 03-06). See Note 18. Earnings Per Limited Partner Units, of the consolidated financial statements.

(b)

EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, net other income, multiemployer pension plan withdrawal charge, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

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

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital requirements;
•	EBITDA and Adjusted EBITDA do not reflect the cash necessary to make payments of interest or principal on our indebtedness; and
•	EBITDA and Adjusted EBITDA do not reflect the cash required to pay taxes.

EBITDA and Adjusted EBITDA are calculated for the fiscal years ended September 30 as follows:

(in thousands)	2018	2017	2016	2015	2014
Net income	$55,505	$26,900	$44,934	$37,556	$36,084
Plus:
Income tax expense	7,602	20,376	33,738	32,835	25,315
Amortization of debt issuance cost	1,288	1,281	1,247	1,818	1,602
Interest expense, net	8,716	6,775	7,485	14,059	16,854
Depreciation and amortization	31,575	27,882	26,530	24,930	21,635
EBITDA from continuing operations	104,686	83,214	113,934	111,198	101,490
(Increase)/decrease in the fair value of derivative instruments	(11,408)	(2,193)	(18,217)	4,187	6,566
Multiemployer pension plan withdrawal charge	—	—	—	17,796	—
Loss on redemption of debt	—	—	—	7,345	—
Other income, net (d)	(7,043)	—	—	—	—
Adjusted EBITDA	86,235	81,021	95,717	140,526	108,056
Add/(subtract)
Income tax expense	(7,602)	(20,376)	(33,738)	(32,835)	(25,315)
Interest expense, net	(8,716)	(6,775)	(7,485)	(14,059)	(16,854)
Multiemployer pension plan withdrawal charge	—	—	—	(17,796)	—
Provision for losses on accounts receivable	6,283	1,639	(639)	3,738	7,514
(Increase) decrease in accounts receivables	(37,149)	(19,844)	10,965	30,141	12,771
(Increase) decrease in inventories	4,177	(10,598)	9,979	4,326	14,057
Increase (decrease) in customer credit balances	(6,563)	(23,085)	6,490	3,992	(2,433)
Change in deferred taxes	14,685	10,134	9,670	(4,101)	658
Change in other operating assets and liabilities	6,110	8,942	10,998	22,921	(3,299)
Net cash provided by operating activities	$57,460	$21,058	$101,957	$136,853	$95,155
Net cash used in investing activities	$(65,252)	$(66,381)	$(19,631)	$(30,385)	$(107,318)
Net cash used in financing activities	$(30,135)	$(41,157)	$(43,646)	$(54,959)	$(23,895)

(c)

Temperatures (warmer) colder than normal are for those locations where we had existing operations, which we sometimes refer to as the “base business” (i.e. excluding acquisitions), temperatures (measured on a degree day basis) as reported by the National Oceanic and Atmospheric Administration (“NOAA”).

(d)	During fiscal 2018, we sold our security business to a national dealer and recorded a gain of $7.0 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Impact on Liquidity of Increases in Wholesale Product Cost

Our liquidity is adversely impacted in times of increasing wholesale product costs, as we must use more cash to fund our hedging requirements as well as the increased levels of accounts receivable and inventory. This may result in higher interest expense as a result of increased working capital borrowing to finance higher receivables and/or inventory balances. We may also incur higher bad debt expense and credit card processing costs as a result of higher selling prices as well as higher vehicle fuel costs due to the increase in energy costs.  Our liquidity can also be adversely impacted by sudden and sharp decreases in wholesale product costs, due to the increased margin requirements for futures contracts and collateral requirements for options and swaps that we use to manage market risks.

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

	Fiscal 2018		Fiscal 2017		Fiscal 2016		Fiscal 2015		Fiscal 2014
	Low	High	Low	High	Low	High	Low	High	Low	High
Quarter Ended
December 31	$1.74	$2.08	$1.39	$1.70	$1.08	$1.61	$1.85	$2.66	$2.84	$3.12
March 31	1.84	2.14	1.49	1.70	0.87	1.26	1.62	2.30	2.89	3.28
June 30	1.96	2.29	1.37	1.65	1.08	1.57	1.68	2.02	2.85	3.05
September 30	2.05	2.35	1.45	1.86	1.26	1.53	1.38	1.84	2.65	2.98

On November 30, 2018, the NYMEX ultra low sulfur diesel contract closed at $1.85 per gallon or $0.20 per gallon lower than the average of $2.05 in Fiscal 2018.

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

During fiscal 2018, the Company recorded an $11.1 million discrete income tax benefit for the re-measurement of deferred tax assets and liabilities due to the change in the Federal corporate income tax rate on which the deferred taxes are based.  Excluding the $11.1 million benefit recorded to income tax expense, our combined federal, state, and local effective income tax rate was reduced from 43.1% at September 30, 2017 to 29.6% for the twelve months ended September 30, 2018.

Book versus Tax Deductions

The amount of cash flow that we generate in any given year depends upon a variety of factors including the amount of cash income taxes that we are required to pay, which will increase as tax depreciation and amortization decreases. The amount of depreciation and amortization that we deduct for book (i.e., financial reporting) purposes will differ from the amount that the Company can deduct for Federal tax purposes. The table below compares the estimated depreciation and amortization for book purposes to the amount that we expect to deduct for Federal tax purposes based on currently owned assets. We file our tax returns based on a calendar year. The amounts below are based on our September 30 fiscal year, and the tax amounts include any 100% bonus depreciation available for fixed assets purchased between October 1, 2017 and September 30, 2018.  However, this table does not include any forecast of future annual capital purchases.  Given historical levels of annual capital purchases and the current law related to Federal bonus depreciation, it is likely that Federal tax depreciation and amortization will exceed book depreciation and amortization for most, if not all, of the periods presented in the table below.

Estimated Depreciation and Amortization Expense

(in thousands)	Book	Tax
2018	$31,739	$43,898
2019	30,702	26,507
2020	26,851	19,895
2021	22,508	18,177
2022	18,571	16,470
2023	16,317	14,646

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

Under these contracts, we are entitled to a payment if the total number of degree days within the hedge period is less than the ten year average. The “Payment Thresholds,” or strikes, are set at various levels. In addition, we will be obligated to make a payment capped at $5.0 million if degree days exceed the ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year. In fiscal 2018, the Company recorded a charge of $1.9 million due to colder than average weather conditions. For fiscal 2019, 2020 and 2021 the maximum that the Company can receive is $12.5 million and the maximum that the Company may be obligated to pay is $5.0 million.

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

As of September 30, 2018, we had 85.4 million gallons of home heating oil hedged for our ceiling customers and 11.7 million gallons for our fixed priced customers. Of these hedges, 100% were at their strike price, which reduces our potential for per gallon margin expansion unless the price for home heating oil declines.

Derivatives

FASB ASC 815-10-05 Derivatives and Hedging requires that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent our interest rate derivative instruments designated as cash flow hedges are effective, as defined under this guidance, changes in fair value are recognized in other comprehensive income until the forecasted hedged item is recognized in earnings. We have elected not to designate our commodity derivative instruments as hedging instruments under this guidance and, as a result, the changes in fair value of the derivative instruments are recognized in our statement of operations. Therefore, we experience volatility in earnings as outstanding derivative instruments are marked to market and non-cash gains and losses are recorded prior to the sale of the commodity to the customer. The volatility in any given period related to unrealized non-cash gains or losses on derivative instruments can be significant to our overall results. However, we ultimately expect those gains and losses to be offset by the cost of product when purchased.

Customer Attrition

We measure net customer attrition on an ongoing basis for our full service residential and commercial home heating oil and propane customers. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customers that are obtained through marketing efforts or lost at newly acquired businesses are included in these calculations. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis. Gross customer losses are the result of a number of factors, including price competition, move-outs, credit losses, conversion to natural gas and service disruptions. When a customer moves out of an existing home, we count the “move out” as a loss, and if we are successful in signing up the new homeowner, the “move in” is treated as a gain.

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2018			2017			2016
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	24,700	19,900	4,800	24,300	19,100	5,200	22,800	24,200	(1,400)
Second Quarter	14,100	18,900	(4,800)	13,200	16,400	(3,200)	13,700	19,300	(5,600)
Third Quarter	7,900	16,200	(8,300)	8,000	12,700	(4,700)	7,400	14,100	(6,700)
Fourth Quarter	13,100	19,400	(6,300)	12,400	16,500	(4,100)	11,400	21,200	(9,800)
Total	59,800	74,400	(14,600)	57,900	64,700	(6,800)	55,300	78,800	(23,500)

	Fiscal Year Ended
	2018			2017			2016
	Gross Customer		Net	Gross Customer		Net	Gross Customer		Net
	Gains	Losses	Gains / (Attrition)	Gains	Losses	Gains / (Attrition)	Gains	Losses	Gains / (Attrition)
First Quarter	5.4%	4.3%	1.1%	5.6%	4.4%	1.2%	5.0%	5.3%	(0.3)%
Second Quarter	3.0%	4.1%	(1.1)%	3.0%	3.7%	(0.7)%	3.0%	4.2%	(1.2)%
Third Quarter	1.7%	3.5%	(1.8)%	1.8%	2.9%	(1.1)%	1.6%	3.1%	(1.5)%
Fourth Quarter	2.9%	4.3%	(1.4)%	2.7%	3.6%	(0.9)%	2.5%	4.6%	(2.1)%
Total	13.0%	16.2%	(3.2)%	13.1%	14.6%	(1.5)%	12.1%	17.2%	(5.1)%

For the twelve months ended September 30, 2018, the Company lost 14,600 accounts (net), or 3.2%, of our home heating oil and propane customer base, compared to 6,800 accounts lost (net), or 1.5%, of our home heating oil and propane customer base, during the twelve months ended September 30, 2017. Our net customer attrition was worse by 7,800 accounts. While our gross customer gains were 1,900 accounts higher than the prior year’s comparable period, our gross customer losses were 9,700 accounts higher. Gross customer losses exceeded the prior year primarily due to the price of home heating oil and propane, credit issues, and service disruptions. The wholesale cost of home heating oil increased by $0.4667 per gallon year-over-year, putting additional price pressure on retaining our customer base and attracting new customers as price protected customers renewed their plan, after the heating season, product cost rose by $0.5817 per gallon. In addition, the extremely cold temperatures experienced at the end of December 2017 and in early January 2018, stressed our ability to service our customers at times, resulting in higher delivery and service losses. The majority of the increase in gross customer losses occurred during the third and fourth quarter of fiscal 2018, i.e., after the heating season when it is easier for a customer to discontinue service with us. In addition, higher prices also drove up customer account balances resulting in higher credit-related losses.

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

During fiscal 2018, we estimate that we lost 1.3% of our home heating oil and propane accounts to natural gas conversions versus 1.2% for fiscal 2017 and 1.3% for fiscal 2016. Losses to natural gas in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates. Conversions to natural gas may continue as it remains less expensive than home heating oil on an equivalent BTU basis.

Seasonality

The following matters should be considered in analyzing our financial results. Our fiscal year ends on September 30. All references to quarters and years respectively in this document are to the fiscal quarters and years unless otherwise noted. The seasonal nature of our business has resulted, on average, during the last five years, in the sale of approximately 30% of our volume of home heating oil and propane in the first fiscal quarter and 50% of our volume in the second fiscal quarter, the peak heating season. Approximately 25% of our volume of other petroleum products is sold in each of the four fiscal quarters. We generally realize net income in both of these quarters and net losses during the quarters ending June and September. In addition, sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices and other factors.

Acquisitions

During fiscal 2018, the Company completed six acquisitions. The timing of these transactions and the types of products sold by the acquired companies will impact year-over-year comparisons. The following table details the Company’s acquisition activity and the volumes sold by the acquired company during the 12-month period prior to the date of acquisition.

(in thousands of gallons)
Fiscal 2018 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Other Petroleum Products	Total
1	November	53	75	128
2	November	164	6	170
3	April	7,775	6,567	14,342
4	May	1,573	35,617	37,190
5	August	1,136	135	1,271
6	September	1,730	180	1,910
		12,431	42,580	55,011

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

Fiscal Year Ended September 30, 2018

Compared to Fiscal Year Ended September 30, 2017

Volume

For fiscal 2018, retail volume of home heating oil and propane sold increased by 40.3 million gallons, or 12.7%, to 357.2 million gallons, compared to 316.9 million gallons for fiscal 2017. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for fiscal 2018 were 9.0% colder than fiscal 2017 but 4.7% warmer than normal, as reported by NOAA. For fiscal 2018, net customer attrition for the base business was 3.2%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

Heating Oil
(in millions of gallons)	and Propane
Volume - Fiscal 2017	316.9
Acquisitions	22.2
Impact of colder temperatures	25.9
Net customer attrition	(12.4)
Lower margin transport/commercial	1.6
Other	3.0
Change	40.3
Volume - Fiscal 2018	357.2

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers, and commercial/industrial/other customers for fiscal 2018 compared to fiscal 2017:

	Twelve Months Ended
Customers	September 30, 2018	September 30, 2017
Residential Variable	42.3%	42.4%
Residential Price-Protected	45.3%	45.2%
Commercial/Industrial/Other	12.4%	12.4%
Total	100.0%	100.0%

Volume of other petroleum products sold increased by 26.2 million gallons, or 23.4%, to 138.3 million gallons for fiscal 2018, compared to 112.1 million gallons for fiscal 2017, mainly attributable to acquisitions.

Product Sales

For fiscal 2018, product sales increased $339.3 million, or 31.9%, to $1.4 billion, compared to $1.1 billion for fiscal 2017, reflecting an increase in wholesale product costs of $0.3588 per gallon, or 22.8%, and an increase in total volume of 15.5%.

Installations and Services Sales

For fiscal 2018, installation and service sales increased $15.0 million, or 5.8%, to $273.5 million, compared to $258.5 million for fiscal 2017, largely due to acquisitions ($9.2 million) as well as growth in the base business ($5.8 million). Installation sales increased by $3.1 million primarily due to acquisitions. Service sales increased by $11.9 million, of which, $5.8 million was related to acquisitions. Service sales rose in the base business by $6.1 million, or 3.7%, due to higher equipment service contracts for air conditioning, natural gas and home heating oil, increased service billings due in part to the colder temperatures as well as the expansion of other services.

Cost of Product

For fiscal 2018, cost of product increased $282.5 million, or 41.8%, to $957.9 million, compared to $675.4 million for fiscal 2017, due largely to a $0.3588 per gallon, or 22.8%, increase in wholesale product cost and an increase in total volume of 15.5%.

Gross Profit—Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for fiscal 2018 increased by $0.0189 per gallon, or 1.7%, to $1.1497 per gallon, from $1.1308 per gallon during fiscal 2017. Excluding acquisitions, home heating oil and propane margins increased by $0.0356 per gallon, or 3.2%. Due to differences in product offerings, marketing plans and operating costs, businesses we acquire through acquisitions may have different home heating oil and propane margins than the base business. First year margins realized from acquisitions may not be indicative of the Company’s expectations for acquired business. Going forward, we cannot assume that the per gallon margins realized in fiscal 2018 are sustainable, for future periods. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Twelve Months Ended
	September 30, 2018		September 30, 2017
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	357.2		316.9
Sales	$1,084.8	$3.0372	$854.1	$2.6951
Cost	$674.2	$1.8875	$495.7	$1.5643
Gross Profit	$410.6	$1.1497	$358.4	$1.1308

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	138.3		112.1
Sales	$319.6	$2.3105	$211.0	$1.8822
Cost	$283.7	$2.0511	$179.7	$1.6025
Gross Profit	$35.9	$0.2594	$31.3	$0.2797

Total Product	Amount (in millions)		Amount (in millions)
Sales	$1,404.4		$1,065.1
Cost	$957.9		$675.4
Gross Profit	$446.5		$389.7

For fiscal 2018, total product gross profit was $446.5 million, which was $56.8 million, or 14.6%, greater than fiscal 2017, due to an increase in home heating oil and propane volume ($45.6 million) sold at slightly higher margins ($6.6 million), and an increase in gross profit from other petroleum products ($4.6 million).

Cost of Installations and Services

Total installation costs for fiscal 2018 increased by $3.8 million, or 4.8%, to $82.5 million, compared to $78.7 million in installation costs for fiscal 2017, largely due to acquisitions. Installation costs as a percentage of installation sales for fiscal 2018 and fiscal 2017 were 84.1% and 82.8%, respectively.

Service expense increased $13.2 million, or 8.2%, to $174.2 million for fiscal 2018, representing 99.3% of service sales, versus $161.0 million, or 98.5% of service sales, for fiscal 2017. This increase was due to acquisition related service expenses of $7.5 million and a $5.7 million, or 3.5%, increase in the base business due in part to the extremely cold weather conditions experienced during the last week of December 2017 and first week of January 2018 (when temperatures were 45% colder than normal), as well as to normal wage and benefit increases. This extremely cold weather resulted in significantly higher demand for service and additional hours worked at premium labor rates. In addition, a portion of these service calls were with customers who have a service contract and, thus, did not result in any additional service revenue. We realized a combined gross profit from service and installation of $16.8 million for fiscal 2018 compared to a combined gross profit of $18.8 million for fiscal 2017. Management views the service and installation department on a combined basis because many overhead functions cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During fiscal 2018, the change in the fair value of derivative instruments resulted in an $11.4 million credit as an increase in the market value for unexpired hedges (a $14.9 million credit) was partially offset by a $3.5 million charge due to the expiration of certain hedged positions.

During fiscal 2017, the change in the fair value of derivative instruments resulted in a $2.2 million credit as an increase in the market value for unexpired hedges (a $3.7 million credit) was partially offset by a $1.5 million charge due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For fiscal 2018, delivery and branch expenses increased $51.1 million, or 16.7%, to $357.6 million, compared to $306.5 million for fiscal 2017, due to additional costs from acquisitions of $18.2 million, as well as a $31.0 million, or 10.1% expense increase in the base business, and a $1.9 million charge related to an amount due under our weather hedge contract, as temperatures were slightly colder than the Payment Threshold. (The weather hedge covered the period from November 1, 2017 to March 31, 2018, taken as a whole.)

Expenses in the base business rose by 10.1%, exceeding the 5.7% increase in home heating oil and propane volume sold. The extremely cold weather conditions experienced in late December 2017 and early January 2018, as previously mentioned, not only increased the demand for service calls but also drove an increase in direct delivery expense as well as many other branch expenses. Certain December and January deliveries were made at premium labor rates, and the unusual weather conditions necessitated increased staffing levels for delivery and office personnel to handle the tremendous influx of customer inquiries regarding the status of their delivery or service call. We estimate that the extremely cold weather conditions in January 2018 resulted in unanticipated expenses of $2.8 million and the increase in volume sold in the base business resulted in higher costs of $2.6 million. The Company also saw an increase in credit card fees and bad debt expense of $5.7 million tied to the higher cost of product and greater use of credit cards. Insurance expense rose by $4.5 million largely reflecting an increase in the number of insurance claims due in part to the extreme weather conditions. In addition, our fixed costs increased by $3.6 million as we strengthened our customer service, sales, operations, and information technology departments. In recognition of the opportunity to differentiate Star and, thereby, to attract and retain customers through our service offerings, we have begun offering a concierge level service as a test program, which led to an increase in delivery and branch expenses of $3.4 million.

We also experienced increases in rent, plant maintenance, higher vehicle fuel costs and increased customer concessions in the base business totaling $2.6 million, incurred rebranding expenses of $1.1 million, and we also took a charge for severance of $0.5 million during the fourth quarter of 2018 as 11 positions were eliminated which should save us over $2 million in fiscal 2019. In the prior year’s comparable period we provided disaster relief services and recorded a net benefit to delivery and branch of $0.5 million. Finally, normal salary, benefit and other expense changes totaled $3.7 million, or 1.2% of the increase.

Depreciation and Amortization

For fiscal 2018, depreciation and amortization expense increased by $3.7 million, or 13.2%, to $31.6 million, compared to $27.9 million for fiscal 2017, as increases from acquisitions and accelerated amortization of certain tradenames related to rebranding more than offset the impact of certain assets that became fully amortized.

General and Administrative Expenses

For fiscal 2018, general and administrative expenses decreased $0.8 million, to $24.2 million, from $25.0 million for fiscal 2017, primarily due to lower legal and professional expenses of $1.2 million. In fiscal 2017 the Company incurred legal and professional fees related to its October 2017 conversion to a C Corporation that did not reoccur in fiscal 2018. This reduction in legal and professional expenses plus lower profit sharing expense of $0.3 million and lower frozen pension expense of $0.3 million, was largely offset by the costs of increased human resource staffing and other normal salary and benefit changes totaling $1.0 million. The Company accrues approximately 6% of Adjusted EBITDA, as defined in the profit sharing plan, for distribution to its employees, and this amount is payable when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in Adjusted EBITDA.

Finance Charge Income

For fiscal 2018, finance charge income increased by $0.6 million, or 15.9%, to $4.7 million compared to $4.1 million for fiscal 2017. The income primarily represents late customer payment charges. The increase in the wholesale cost of product and the increase in volume led to higher product sales and thus an increase in accounts receivable balances subject to a finance charge.

Interest Expense, Net

For fiscal 2018, interest expense increased $1.9 million, or 28.6%, to $8.7 million compared to $6.8 million for fiscal 2017 primarily due to an increase in average borrowings of $53.1 million from $81.7 million in fiscal 2017 to $134.9 million in fiscal 2018 and an increase in the weighted average interest rate from 4.1% in fiscal 2017 to 4.6% in fiscal 2018. The increase in average borrowings of $53.1 million was used to fund higher working capital needs, acquisitions and an investment into our captive insurance company. Funding of the captive reduced the need to secure our insurance liability with letters of credit. To hedge against rising interest rates, the Company entered into an interest rate swap in July 2018 for $50.0 million, or 50%, of our long term debt.

Amortization of Debt Issuance Costs

For fiscal 2018, amortization of debt issuance costs was $1.3 million unchanged from fiscal 2017.

Other Income, Net

During fiscal 2018, we sold our security business to a national dealer and recorded a gain of $7.0 million.  Revenues and gross profit from the security business have averaged $3.4 million and $0.1 million, respectively, per year for the last three years.

Income Tax Expense

For fiscal 2018, income tax expense decreased by $12.8 million to $7.6 million, from $20.4 million for fiscal 2017. The decrease was primarily due to an $11.1 million tax benefit to reflect the impact of the Tax Cuts and Jobs Act signed into law on December 22, 2017. The tax reform reduced the federal statutory income tax rate for corporations from 35% to 21% effective January 1, 2018 and, therefore, the Company’s net deferred tax liability will be realized at a lower statutory tax rate than originally recorded, resulting in a tax benefit to the Company. The Company’s effective tax rate declined from 43.1% to 12.0%. Excluding the impact of this net deferred tax liability related tax benefit, our effective income tax rate decreased from 43.1% in fiscal 2017 to 29.6% in fiscal 2018, primarily due to the lower enacted federal statutory income tax rate.

Net Income

For fiscal 2018, net income increased $28.6 million, or 106.3%, to $55.5 million, primarily due to an increase in Adjusted EBITDA of $5.2 million, discussed below, a favorable change in the fair value of derivative instruments of $9.2 million, the $7.0 million net gain from the sale of customer assets (our security business), and a decrease in the Company’s effective tax rate described above.

Adjusted EBITDA

For fiscal 2018, Adjusted EBITDA increased by $5.2 million, or 6.4%, to $86.2 million. The increase in Adjusted EBITDA was primarily provided by acquisitions of $4.9 million, which includes an Adjusted EBITDA loss for 2018 acquisitions completed after the heating season of $0.8 million. In the base business, the additional volume sold due largely to the impact of colder temperatures and higher home heating oil and propane margins was reduced by higher operating costs in the base business and a $1.9 million charge related to an amount due under our weather hedge contract because temperatures were colder than the Payment Threshold. The extreme cold weather conditions experienced in late December 2017 and early January 2018 not only increased the demand for service calls but also drove an increase in direct delivery expense as well as many other branch expenses. Certain December and January deliveries were made at premium labor rates, and the unusual weather conditions necessitated increased staffing levels for delivery and office personnel to handle the tremendous influx of customer inquiries regarding the status of their delivery or service call. In addition to these costs and normal increases in salaries, benefits, and other items, delivery and branch expenses were also higher due to an increase in fixed costs, an increase in insurance expense, the expansion of our concierge program, rebranding expense, severance cost and, reflecting the increase in sales, greater credit card usage and higher bad debt expense.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but each provides additional information for evaluating our ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Twelve Months Ended September 30,
(in thousands)	2018	2017
Net income	$55,505	$26,900
Plus:
Income tax expense	7,602	20,376
Amortization of debt issuance cost	1,288	1,281
Interest expense, net	8,716	6,775
Depreciation and amortization	31,575	27,882
EBITDA (a)	104,686	83,214
(Increase) / decrease in the fair value of derivative instruments	(11,408)	(2,193)
Other income, net	(7,043)	-
Adjusted EBITDA (a)	86,235	81,021

Add / (subtract)
Income tax expense	(7,602)	(20,376)
Interest expense, net	(8,716)	(6,775)
Provision for losses on accounts receivable	6,283	1,639
Increase in receivables	(37,149)	(19,844)
Decrease (increase) in inventories	4,177	(10,598)
Decrease in customer credit balances	(6,563)	(23,085)
Change in deferred taxes	14,685	10,134
Change in other operating assets and liabilities	6,110	8,942
Net cash provided by operating activities	$57,460	$21,058
Net cash used in investing activities	$(65,252)	$(66,381)
Net cash used in financing activities	$(30,135)	$(41,157)

(a)

EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, net other income, multiemployer pension plan withdrawal charge, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

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

Finance Charge Income

For fiscal 2017, finance charge income increased by $1.0 million, or 31.7%, to $4.1 million compared to $3.1 million for fiscal 2016. The income primarily represents late customer payment charges. The increase in the wholesale cost of product and the increase in volume led to higher product sales and thus an increase in accounts receivable balances subject to a finance charge.

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

(a)

EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, net other income, net, multiemployer pension plan withdrawal charge, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

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

During fiscal 2018, cash provided by operating activities increased by $36.4 million to $57.5 million, compared to $21.1 million of cash provided by operating activities during fiscal 2017. The $25.2 million increase in cash generated from operations was largely due to the impact of certain tax planning initiatives and the Tax Reform Act on current income taxes and to, a lesser extent, the increase in Adjusted EBITDA.  Cash was used to finance an increase in accounts receivable of $17.3 million due to an increase in selling prices driven by higher product costs and an increase in day’s sales outstanding over a comparative two year period. On a comparative basis, the decline of $16.5 million in cash used due to the change in customer credit balances was largely due to the weather conditions in 2016. Fiscal 2016 was 17.8 % warmer than normal and as a result, customers on a budget payment plan built up a credit balance as payments exceeded actual deliveries. Customers used this balance at the end of 2016 to pay for sales in fiscal 2017. To a lesser extent, the same pattern occurred in fiscal 2018 when compared to fiscal 2017 as fiscal 2018 was 4.7 % warmer than normal and fiscal 2017 was 12.4 % warmer than normal. At the end of fiscal 2017, the Company increased its liquid product inventory to take advantage of market conditions. At September 30, 2018 inventory levels were reduced to approximately the same quantity of liquid product inventory as of September 30, 2016. As a result of these changes in quantities on hand as well as increases in per gallon product costs, a $14.8 million positive change in cash was provided. In addition, the Company recorded an income tax receivable of $5.8 million at September which was the driver of the increase in other assets.

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

Investing Activities

Our capital expenditures for fiscal 2018 totaled $13.6 million, as we invested in computer hardware and software ($3.7 million), refurbished certain physical plants ($2.2 million), expanded our propane operations

($2.5 million) and made additions to our fleet and other equipment ($5.2 million). We also received $6.8 million of cash proceeds from the sale of our security business to a national dealer and completed six acquisitions for an aggregate purchase price of approximately $25.2 million; $23.7 million in cash and $1.5 million of deferred liabilities.  The gross purchase price was allocated $15.3 million to intangible assets, $7.5 million to fixed assets and $2.4 million to working capital.

In October 2017, we deposited $34.2 million of cash into an irrevocable trust to secure certain liabilities for our captive insurance company and, as a result, $36.6 million of letters of credit were cancelled that previously had secured these liabilities. Subsequently, $1.0 million of earnings have been reinvested into the irrevocable trust. The cash deposited into the trust is shown on our balance sheet as Investments and, correspondingly, reduced cash on our balance sheet. We believe that the investment into the irrevocable trust will lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

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

In fiscal 2017 we also deposited $11.6 million into an irrevocable trust to secure certain liabilities for our newly created captive insurance company.

Financing Activities

During fiscal 2018, we paid distributions of $24.9 million to our Common Unit holders, $0.7 million to our general partner (including $0.6 million of incentive distributions as provided in our Partnership Agreement). We also repurchased 2.8 million Common Units for $26.7 million in connection with our unit repurchase plan. In addition, we amended and extended our bank credit facility which resulted in a $23.7 million increase in bank term debt from $76.3 million to $100 million at September 30, 2018. Our borrowings under the revolving line of credit for working capital purposes increased by $1.5 million, as we borrowed $161.6 million during the year and subsequently repaid $160.1 million.

During fiscal 2017, we paid distributions of $23.8 million to our common unit holders, $0.6 million to our general partner (including $0.5 million of incentive distributions) and repaid $16.2 million of our term-loan

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of September 30, 2018 ($14.5 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility. As of September 30, 2018, we had borrowed $1.5 million under our revolving credit facility, had $100 million outstanding under our term loan, and $7.1 million in letters of credit were outstanding.

Under the terms of the fourth amended and restated credit agreement, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the maximum facility size and a fixed charge coverage ratio of not less than 1.1. While the term loan is outstanding we must maintain a senior secured leverage ratio that at any time cannot be more than 3.0 as calculated during the quarters ending June or September, and at any time no more than 4.5 as calculated during the quarters ending December or March. As of September 30, 2018, Availability, as defined in the Credit Agreement, was $189.0 million and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

For fiscal 2019, capital expenditures primarily for maintenance purposes are estimated to be approximately $10.6 million, excluding the capital requirements for leased fleet which we currently estimate to be $13.7 million. In addition, we plan to invest an additional $2.3 million in our propane operations including one start-up operation. Distributions for fiscal 2019, at the current quarterly level of $0.1175 per unit, would equate to approximately $24.8 million, in aggregate, paid to common and unit holders, $0.7 million to our general partner (including $0.7 million of incentive distribution as provided for in our Partnership Agreement) and $0.7 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the general partner. Under the terms of our credit facility, our term-loan is repayable in quarterly payments of $2.5 million and we expect to repay $7.5 million in fiscal 2019. We also intend to continue to repurchase Common Units pursuant to our unit repurchase plan and seek attractive acquisition opportunities within the Availability constraints of our Credit Agreement and funding resources.

In addition to inflationary pressures on operating expenses and the additional expenses associated with the six acquisitions completed in fiscal 2018, the Company anticipates an estimated increase in operating expenses of $3.0 to $4.0 million in fiscal 2019 over 2018 to fund our concierge service.  The Company is monitoring the expense levels associated with the roll out of the concierge program to determine that the revenues generated from the program justify the additional costs.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no special purpose entities or off balance sheet debt, other than operating leases entered into in the ordinary course of business.

Long-term contractual obligations, except for our long-term debt and New England Teamsters and Trucking Industry Pension Fund withdrawal obligations, are not recorded in our consolidated balance sheet. Non-cancelable purchase obligations are obligations we incur during the normal course of business, based on projected needs. The Company had no capital lease obligations as of September 30, 2018

The table below summarizes the payment schedule of our contractual obligations at September 30, 2018 (in thousands):

	Payments Due by Fiscal Year
	Total	2019	2020 and 2021	2022 and 2023	Thereafter
Debt obligations (a)	$101,500	$9,000	$20,000	$72,500	$—
Operating lease obligations (b)	127,554	21,548	36,159	23,168	46,679
Purchase obligations and other (c)	68,801	14,902	10,825	5,698	37,376
Interest obligations (d)	25,492	10,195	9,132	6,165	—
Long-term liabilities reflected on the balance sheet	1,546	350	700	496	—
	$324,893	$55,995	$76,816	$108,027	$84,055

(a)	Excludes potential prepayments resulting from Excess Cash Flow as defined in our Credit Agreement beyond fiscal year 2018.
(b)	Represents various operating leases for office space, trucks, vans and other equipment with third parties.
(c)

Represents non-cancelable commitments as of September 30, 2018 for operations such as weather hedge premiums, customer related invoice and statement processing, voice and data phone/computer services, real estate taxes on leased property and our undiscounted future payment obligations to the New England Teamsters and Trucking Industry Pension Fund.

(d)	Reflects interest obligations on our term loan due July 2023 and the unused commitment fee on the revolving credit facility.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB has also issued several updates to ASU 2014-09. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. We plan to adopt the standard beginning in the first quarter of fiscal 2019 by using the cumulative effect transition method. The Company does not expect that the standard will have a material impact on its revenue streams, and consolidated financial statements. The standard does require additional disclosures. Upon adoption of the standard we will include additional disclosure of our revenue streams, performance obligations for our contracts with customers, contract asset and liability balances, and revenue generated from contract liabilities.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The FASB has also issued several updates to ASU 2016-02.  The update requires all leases with a term greater than twelve months to be recognized on the balance sheet by calculating the discounted present value of such leases and accounting for them through a right-of-use asset and an offsetting lease liability, and the disclosure of key information pertaining to leasing arrangements. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2020, with early adoption permitted. The Company does not intend to early adopt. The Company is continuing to evaluate the effect that ASU No. 2016-02 could have on its consolidated financial statements and related disclosures, but has not yet selected a transition method. The new guidance will materially change how we account for operating leases for office space, trucks and other equipment. Upon adoption, we expect to recognize discounted right-of-use assets and offsetting lease liabilities related to our operating leases of office space, trucks and other equipment. As of September 30, 2018, the undiscounted future minimum lease payments through 2033 for such operating leases are approximately $127.6 million, but what amount of leasing activity is expected between September 30, 2018, and the date of adoption, are currently unknown. For this reason we are unable to estimate the discounted right-of-use assets and lease liabilities as of the date of adoption.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update addresses the issues of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2019, with early adoption permitted. The Company does not expect ASU 2016-15 to have a material impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2019, with early adoption permitted. The Company does not expect ASU 2017-01 to have a material impact on its consolidated financial statements and related disclosures.

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

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General: Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2021, with early adoption permitted. The Company is evaluating the effect that ASU No. 2018-02 will have on its consolidated financial statements and related disclosures, but has not determined the timing of adoption.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2022, with early adoption permitted. The Company is evaluating the effect that ASU No. 2018-15 will have on its consolidated financial statements and related disclosures, but has not determined the timing of adoption.

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

Our significant accounting policies are discussed in Note 2 of the Notes to the Consolidated Financial Statements. We believe the following are our critical accounting policies and estimates:

Goodwill and Other Intangible Assets

We calculate amortization using the straight-line method over periods ranging from five to twenty years for intangible assets with finite useful lives based on historical statistics. We use amortization methods and determine asset values based on our best estimates using reasonable and supportable assumptions and projections. Key assumptions used to determine the value of these intangibles include projections of future customer attrition or growth rates, product margin increases, operating expenses, our cost of capital, and corporate income tax rates. For significant acquisitions we may engage a third party valuation firm to assist in the valuation of intangible assets of that acquisition. We assess the useful lives of intangible assets based on the estimated period over which we will receive benefit from such intangible assets such as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. At September 30, 2018, we had $98.4 million of net intangible assets subject to amortization. If lives were shortened by one year, we estimate that amortization for these assets for fiscal 2018 would have increased by approximately $4.7 million.

FASB ASC 350-10-05, Intangibles-Goodwill and Other, requires goodwill to be assessed at least annually for impairment. The Company has one reporting unit and performs its annual assessment at the end of August. As provided for by the standard, we performed qualitative assessments (commonly referred to as Step 0) to evaluate whether it is more-likely-than-not (a likelihood that is more than 50%) that goodwill has been impaired, as a basis to determine whether it is necessary to perform the two-step quantitative impairment test. The Company’s qualitative assessment included a review of factors such as our reporting unit’s market value compared to its carrying value, our short-term and long-term unit price performance, our planned overall business strategy compared to recent financial results, as well as macroeconomic conditions, industry and market considerations, cost factors, and other relevant Company-specific events. In considering the totality of the qualitative factors assessed, based on the weight of evidence it was determined that it was not more-likely-than-not that goodwill was impaired as of August 31, 2018, and as such it was determined that further goodwill testing was not necessary.

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

Insurance Reserves

We currently self-insure a portion of workers’ compensation, auto, general liability and medical claims. We establish reserves based upon expectations as to what our ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience, supplemented by a third-party actuary. We periodically evaluate the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2018, we had approximately $72.1 million of net insurance reserves. The ultimate resolution of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material adverse effect on results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At September 30, 2018, we had outstanding borrowings totaling $101.5 million, which are subject to variable interest rates under our Credit Agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $0.7 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at September 30, 2018, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $15.7 million to a fair market value of $34.2 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $17.8 million to a fair market value of $0.7 million.

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

Our general partner’s chief executive officer and its chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of September 30, 2018.

The effectiveness of our internal control over financial reporting as of September 30, 2018 has been audited by our independent registered public accounting firm, as stated in their report which is included herein.

(c) Change in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Other

Our general partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of our general partner have concluded, as of September 30, 2018, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

As of November 30, 2018, Kestrel Heat and its affiliates owned an aggregate of 500,000 common units, representing 1% of the issued and outstanding common units, and Kestrel Heat owned 325,729 general partner units.

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

Directors and Executive Officers of the General Partner

Directors are appointed for an indefinite term, subject to the discretion of Kestrel. The following table shows certain information for directors and executive officers of the general partner as of November 30, 2018:

Name	Age	Position
Paul A. Vermylen, Jr.	71	Chairman, Director
Steven J. Goldman	58	President, Chief Executive Officer and Director
Richard F. Ambury	61	Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Richard G. Oakley	58	Senior Vice President—Accounting
Henry D. Babcock(1)	78	Director
C. Scott Baxter(1)	57	Director
David M. Bauer	49	Director
Daniel P. Donovan	72	Director
Bryan H. Lawrence	76	Director
William P. Nicoletti (1)	73	Director

(1)	Audit Committee member

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

Henry D. Babcock. Mr. Babcock has been a director of Kestrel Heat since April 28, 2006. He is also a director and the former President of The Caumsett Foundation, Inc., a non-profit that supports Caumsett Historic State Park Preserve. Until his retirement in 2010, Mr. Babcock had worked with Train, Babcock Advisors LLC, a private registered investment advisor, since 1976, becoming a Member in 1980. Prior to this, he ran an affiliated venture capital company active in the U.S. and abroad. Mr. Babcock received a BA from Yale University and an MBA from Columbia. He served in the U.S. Army for three years.

Mr. Babcock’s significant experience in capital markets, corporate finance and venture capital, among other factors, led the Board to conclude that he should serve as a director of Kestrel Heat.

C. Scott Baxter. Mr. Baxter has been a director of Kestrel Heat since April 28, 2006. Mr. Baxter is currently Managing Partner of Green River Energy Partners, a boutique energy investment banking firm headquartered in New York City. Mr. Baxter has over 25 years of energy investment banking experience and has been a primary advisor in sourcing and executing over $150 billion in corporate M&A, restructuring and equity financing transactions in the energy industry. Mr. Baxter also has significant experience advising independent committees of boards including rendering over 30 independent fairness opinions spanning the upstream, downstream and midstream energy sectors including for many MLPs.

Mr. Baxter’s previous energy investment banking experience includes opening and running the Houston office for Petrie Partners, serving as Head of the Americas for J.P. Morgan’s global energy group, Managing Director in the global energy group at Citigroup (Salomon Brothers), and serving as head of the energy group for Houlihan Lokey.

Mr. Baxter holds a B.S. degree in Economics from Weber State University where he graduated cum laude, and received an MBA degree from the University of Chicago Graduate School of Business. Mr. Baxter also served as an adjunct professor of finance at Columbia University’s Graduate School of Business from 2002 to 2006, and has been on the President’s National Advisory Council for Weber State University since 1996.

Mr. Baxter’s significant experience in finance, accounting, as an investor and as a senior investment banker focused in the energy industry, among other factors, led the Board to conclude that he should serve as a director of Kestrel Heat.

David M. Bauer.  Mr. Bauer has served as the Chief Investment Officer of Lubar & Co. since 2005. Mr. Bauer’s work experience includes five years with Facilitator Capital Fund, a Wisconsin-based Small Business Investment Company, and 10 years with the accounting firm of Arthur Andersen, where he led the Wisconsin transaction advisory team assisting private equity funds and large corporations with their acquisitions and divestitures. He currently serves on the board of several private companies.

Mr. Bauer earned a Master of Business Administration degree from Marquette University in 2005 and a Bachelor of Science degree in Accounting from Marquette University in 1991. He is a Certified Public Accountant and a member of the Wisconsin Institute of CPAs and the American Institute of CPAs.

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

Bryan H. Lawrence. Mr. Lawrence has been a director of Kestrel Heat since April 28, 2006 and a manager of Kestrel since July 2005. Mr. Lawrence is a founder and senior manager of Yorktown Partners LLC, the manager of the Yorktown group of investment partnerships, which make investments in companies engaged in the energy industry. The Yorktown partnerships were formerly affiliated with the investment firm of Dillon, Read & Co. Inc., where Mr. Lawrence was employed beginning in 1966, serving as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997. Mr. Lawrence also serves as a director of Carbon Natural Resources, Hallador Petroleum Company, Ramaco Resources, Inc. (each a United States publicly traded company), and certain non-public companies in the energy industry in which Yorktown partnerships hold equity interests. Mr. Lawrence is a graduate of Hamilton College and received an M.B.A. from Columbia University.

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

Meetings of Directors

During fiscal 2018, the Board of Directors of Kestrel Heat met six times. All directors attended each meeting.

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

Members of the Audit Committee may not be employees of Kestrel Heat or its affiliated companies and must otherwise meet the New York Stock Exchange and SEC independence requirements for service on the Audit Committee. The Board of Directors has determined that Messrs. Nicoletti, Babcock and Baxter are independent directors in that they do not have any material relationships with the Company (either directly, or as a partner, shareholder or officer of an organization that has a relationship with the Company) and they otherwise meet the independence requirements of the NYSE and the SEC. The Company’s Board of Directors has also determined that at least one member of the Audit Committee, Mr. Nicoletti, meets the SEC criteria of an “audit committee financial expert.” Please see Mr. Nicoletti’s biography under “Directors and Officers of the General Partner” for his relevant experience regarding his qualifications as an “audit committee financial expert.”

During fiscal 2018, the Audit Committee of Kestrel Heat, LLC met six times. All directors attended each meeting.

Reimbursement of Expenses of the General Partner

The general partner does not receive any management fee or other compensation for its management of the Company. The general partner is reimbursed for all expenses incurred on behalf of the Company, including the cost of compensation that are properly allocable to the Company. The Partnership Agreement provides that the general partner shall determine the expenses that are allocable to the Company in any reasonable manner determined by the general partner in its sole discretion. In addition, the general partner and its affiliates may provide services to the Company for which a reasonable fee would be charged as determined by the general partner. There were no reimbursements of the General Partner in fiscal year 2018.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on copies of reports furnished to us, we believe that during fiscal year 2018, all reporting persons complied with the Section 16(a) filing requirements applicable to them.

Non-Management Directors and Interested Party Communications

The non-management directors on the Board of Directors of the general partner are Messrs. Babcock, Bauer, Baxter, Donovan, Lawrence, Nicoletti and Vermylen. The non-management directors have selected Mr. Vermylen, the Chairman of the Board, to serve as lead director to chair executive sessions of the non-management directors. Interested parties who wish to contact the non-management directors as a group may do so by contacting Paul A. Vermylen, Jr. c/o Star Group, L.P., 9 West Broad Street, Suite 310, Stamford, CT 06902.

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

As a limited partnership that is listed on the New York Stock Exchange, we are not required to have a Compensation Committee. Since the Chairman of the general partner and the majority of the Board are not employees, the Board determined that it has adequate independence to act in the capacity of a Compensation

Committee to establish and review the compensation our executive officers and directors. The Board is comprised of Paul A. Vermylen Jr. (Chairman), Steven J. Goldman (President and Chief Executive Officer), Daniel P. Donovan, Henry D. Babcock, David M. Bauer, C. Scott Baxter, Bryan H. Lawrence, and William P. Nicoletti.

Throughout this Report, each person who served as chief executive officer (“CEO”) during fiscal 2018, each person who served as chief financial officer (“CFO”) during fiscal 2018 and the one other most highly compensated executive officer serving at September 30, 2018 (there being no other executive officers who earned more than $100,000 during fiscal 2018) are referred to as the “named executive officers” and are included in the Executive Compensation Table.

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

Compensation Methodology

The elements of our compensation program for named executive officers are intended to provide a total incentive package designed to drive performance and reward contributions in support of business strategies at the Company. Subject to the terms of employment agreements that have been entered into with the named executive officers, all compensation determinations are discretionary and subject to the decision-making authority of the Board of Directors. We do not use benchmarking as a fixed criterion to determine compensation. Rather, after subjectively setting compensation based on the policies discussed above under “Compensation Philosophy and Policies”, we reviewed the compensation paid to officers holding similar positions at our peer group companies and certain information for privately held companies to obtain a general understanding of the reasonableness of base salaries and other compensation payable to our named executive officers. Our peer group of public companies was comprised of the following companies: Amerigas Partners, L.P., Suburban Propane Partners, L.P., Sprague Resourses, L.P. and Global Partners, L.P. We chose these companies because they are engaged in the distribution of energy products like us.

Elements of Executive Compensation

For the fiscal year ended September 30, 2018, the principal components of compensation for the named executive officers were:

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

The majority of the Company’s compensation allocation is weighted towards base salary and annual discretionary profit sharing allocation. In addition, during fiscal 2018, an aggregate of $267,082 was paid to the named executive officers under the terms of the management incentive compensation plan and represented a small portion of the executive compensation that was paid to these officers. If we are successful in increasing the overall level of distributions payable to unitholders, the amounts payable to the named executive officers under the management incentive compensation plan should increase.

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

There are no set formulas for determining the amount payable to our named executive officers from the profit sharing plan. Factors considered by our CEO and the Board in determining the level of profit sharing allocations generally include, without assigning a particular weight to any factor:

•

whether or not we achieved certain budgeted goals for the year and any material shortfalls or superior performances relative to expectations. Under the plan, no profit sharing was payable with respect to fiscal 2018 unless we have achieved actual adjusted EBITDA for fiscal 2018 of at least 70% of the amount of budgeted adjusted EBITDA for fiscal 2018.

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

The pro rata share payable to each participant under the Plan is based on the number of participation points as described under “Fiscal 2018 Compensation Decisions—Management Incentive Compensation Plan.” The amount paid in Incentive Distributions is governed by the Partnership Agreement and the calculation of Available Cash (as defined in our Partnership Agreement) is distributed to the holders of our common units and general partner units in the following manner:

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

We distributed $599,572 in Incentive Distributions under the Plan during fiscal 2018, including payments to the named executive officers of approximately $267,082. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its general partner units within the next twelve months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

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

Fiscal 2018 Compensation Decisions

For fiscal 2018, the foregoing elements of compensation were applied as follows

Base Salary

The following table sets forth each named executive officer’s base salary as of October 1, 2018 and the percentage increase in base salary over October 1, 2017. The current base salaries for our named executive officers were determined based upon the factors discussed under the caption “Base Salary.” The average percentage increase in base salary for executives in our peer group was approximately 3.6%.

Name	Salary	Percentage Change From Prior Year
Steven J. Goldman	$481,000	3.4%
Richard F. Ambury	$411,190	5.0%
Richard G. Oakley	$262,250	2.3%

Annual Discretionary Profit Sharing Allocation

Based on the annual performance reviews for our CEO and named executive officers, the Board approved annual profit sharing allocations as reflected in the “Summary Compensation Table” and notes thereto. For fiscal 2018 the profit sharing amounts reflected in the Summary Compensation Table are 10%, 8%, and 9% lower than fiscal 2017 for Messrs. Goldman, Ambury, and Oakley, respectively. One of our primary performance measures for profit sharing purpose is Adjusted EBITDA. Adjusted EBITDA increased by $5.2 million, or 6.4%, to $86.2 million for fiscal 2018. For our peer group, the average percentage increase in Adjusted EBITDA was 18.3%, but the average percentage increase in total compensation was 61.9%. Another performance measure is acquisitions and in fiscal 2018, we completed six acquisitions with an aggregate purchase price of approximately $25.2 million ($23.7 million in cash and $1.5 million of deferred liabilities) and added approximately 16,950 customers. Messrs. Goldman, Ambury, and Oakley were instrumental in the analysis that led to the successful integration of these transactions. Mr. Goldman continued to focus on our initiatives to increase revenues other than through the sale of home heating oil, such as the expansion of our concierge service, and organically expanding our presence in the distribution of propane. In the first quarter of fiscal 2018 we deposited $34.2 million of cash into the irrevocable trust to secure certain workers’ compensation, general and automobile liability claims incurred and expected to be incurred from fiscal 2004 to fiscal 2016 and fiscal 2018. This deposit for our captive insurance company resulted in a tax deduction at a blended rate of 41.5%  At a special meeting of unitholders held on October 25, 2017, our unitholders voted in favor of proposals to have the Company elect to be treated as a corporation, instead of a partnership, for federal income tax purposes (commonly referred to as a “check-the-box election”), along with amendments to our partnership agreement to effect such changes in income tax classification, in each case effective November 1, 2017. In July 2018, the Company amended and extended its bank agreement which increased availability by $33.7 million. Messrs. Ambury and Oakley were instrumental in the preceding tax planning strategy, securing the unit holder vote and extending and amending the bank facility.

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

In fiscal 2018, $267,082 was paid to the named executive officers under the Plan as indicated in the following chart:

Name	Points	Percentage	Management Incentive Payments
Steven J. Goldman	215	19.5%	117,189
Richard F. Ambury	235	21.4%	128,090
Richard G. Oakley	40	3.6%	21,803
Other Plan Participants (a)	610	55.5%	332,490
Total	1,100	100%	599,572

(a)	Includes 300 points (27.3%) that were awarded to Mr. Donovan prior to his retirement as the Company’s President and Chief Executive Officer effective September 30, 2013.

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

Change in Control Agreements

We have entered into a Change in Control Agreement with Mr. Goldman, Chief Executive Officer and Mr. Ambury, Chief Financial Officer. Under the terms of each agreement, if either of these executive officers is terminated as a result of a change in control (as defined in the agreement) he will be entitled to a payment equal to two times his base annual salary in the year of such termination plus two times the average amount paid as a bonus and/or as profit sharing during the three years preceding the year of such termination. The term change in control means the present equity owners of Kestrel and their affiliates collectively cease to beneficially own equity interests having the voting power to elect at least a majority of the members of the Board of Directors or other governing board of the general partner or any successor entity. If a change in control were to have occurred and their employment was terminated as of the date of this Report, Mr. Goldman would have received a payment of $2,005,998 and Mr. Ambury would have received a payment of $1,682,493.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information about the ratio of the annual total compensation, calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K of our CEO, Steven J. Goldman and the annual total compensation of our median employee. For fiscal 2018, our last completed fiscal year, our CEO’s total compensation was $1,110,511, versus our median employee compensation of $58,720.  This reflects a CEO pay ratio of 19:1. We identified our median compensation employee by examining total compensation paid for fiscal year 2018 to all individuals, excluding Mr. Goldman, who were employed by us on September 30, 2018, the last day of our fiscal year based on payroll records. No assumptions, adjustments or estimates were made in respect of total compensation, except that we annualized the compensation of any employee that was not employed with us for all of fiscal year 2018, excluding seasonal and temporary employees.

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

The Board of Directors reviewed and discussed with the Company’s management the Compensation Discussion and Analysis contained in this annual report on Form 10-K. Based on that review and discussion, the Board of Directors recommends that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year ended September 30, 2018.

Paul A. Vermylen, Jr.

Steven J. Goldman

Henry D. Babcock

David M. Bauer

C. Scott Baxter

Daniel P. Donovan

Bryan H. Lawrence

William P. Nicoletti

Executive Compensation Table

The following table sets forth the annual salary compensation, bonus and all other compensation awards earned and accrued by the named executive officers in the fiscal year.

	Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Bonus	Unit Awards	Option Awards	Non- Equity Incentive Plan Comp.(1)	Change in Pension Value and Nonqualified Deferred Comp. Earnings (2)	All Other Comp.(3)	Total
Steven J. Goldman	2018	$465,000	—	—	—	$482,937	$—	$162,574	$1,110,511
President and	2017	$450,000	—	—	—	$536,060	$—	$135,834	$1,121,894
Chief Executive Officer	2016	$420,000	—	—	—	$547,000	$—	$120,563	$1,087,173
Richard F. Ambury	2018	$401,400	—	—	—	$410,850	$—	$176,222	$988,472
Chief Financial Officer,	2017	$384,079	—	—	—	$445,320	$—	$147,254	$976,653
Treasurer and Executive	2016	$368,100	—	—	—	$434,000	$40,838	$129,326	$972,264
Vice President
Richard G. Oakley	2018	$259,250	—	—	—	$138,500	$—	$69,202	$466,952
Senior Vice President -	2017	$253,125	—	—	—	$152,000	$—	$61,377	$466,502
Accounting	2016	$247,083	—	—	—	$145,750	$62,632	$58,491	$513,956

(1)	Payable pursuant to the Company’s profit sharing pool, which is described under “Compensation Discussion and Analysis. – Profit Sharing Allocation.”
(2)

We have two frozen defined benefit pension plans that we sometimes refer in this Report as the Petro defined benefit pension plan and the Meenan defined benefit pension plan, where participants are not accruing additional benefits. Mr. Ambury also participated in a tax-qualified supplemental employee retirement plan which prior to being frozen in 1997, represented contributions to an employee plan to compensate for a reduction in certain benefits prior to 1997. Included in Mr. Ambury’s amounts for the Change in Pension Value and Nonqualified Deferred Comp. Earnings are $0, $0, and $6,560 for fiscal years 2018, 2017, and 2016 respectively, for the actuarial changes in the value of his frozen supplemental employee retirement plan. The change in all the named executive’s pension values (including the supplemental employee retirement plan) are non-cash, and reflect normal adjustments resulting from changes in discount rates and government mandated mortality tables.

(3)	All other compensation is subdivided as follows:

Name	Management Incentive Compensation Plan	Company Match and Core Contribution to 401(K) Plan	Car Allowance or Monetary Value for Personal Use of Company Owned Vehicle	Total
Steven J. Goldman	$117,189	$15,900	$29,485	$162,574
Richard F. Ambury	$128,090	$20,932	$27,200	$176,222
Richard G. Oakley	$21,803	$20,199	$27,200	$69,202

	Grants of Plan-Based Awards
		Estimated Future Payouts Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan			All Other Stocks Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date (1)	Threshold ($)	Target ($) (2)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Option Awards
Steven J.
Goldman	7/21/09	—	$482,937	—	—	—	—	—	—	—	—
Richard F.
Ambury	7/21/09	—	$410,850	—	—	—	—	—	—	—	—
Richard G.
Oakley	7/21/09	—	$138,500	—	—	—	—	—	—	—	—

(1)

On July 21, 2009, the Board of Directors authorized the continuance of the annual profit sharing plan, subject to its power to terminate the plan at any time. Profit sharing allocations are described under “Compensation Philosophy and Policies—Profit Sharing Allocations.”

(2)	The annual profit sharing plan does not provide for thresholds or maximums; the amounts listed represent the actual awards to the named executive officers for fiscal 2018.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercises and Stock Vested

None.

Pension Plans Pursuant to Which Named Executive Officers Have an Accumulated Benefit But Are Not Currently Accruing Benefits

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Richard F. Ambury (1)	Retirement Plan	13	$253,346	$—
	Supplemental Employee Retirement Plan	—	$48,485	$—
Richard G. Oakley (1)	Retirement Plan	19	$394,786	$—

(1)

The named executive officers have accumulated benefits in the tax-qualified Petro defined benefit pension plan that was frozen in 1997 or in the tax-qualified Meenan defined benefit pension plan that was frozen in 2002, subsequent to its combination with Petro. Mr. Ambury also participated in a tax-qualified supplemental employee retirement plan which, prior to being frozen in 1997, represented contributions to an employee plan to compensate for a reduction in certain benefits prior to 1997. Mr. Goldman was not a participant in any of these plans. Each year, the named executive officer’s accumulated benefits are actuarially calculated generally based on the credited years of service and each employee’s compensation at the time the plan was frozen. The present value of these amounts are the present value of a single life annuity generally payable at later or normal retirement age, adjusted for changes in discount rates and government mandated mortality tables. See Note 13—Employee Benefit Plans, to Star’s Consolidated Financial Statements, for the material assumptions applied in quantifying the present value of the accumulated benefits of these frozen plans.

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

Name	Potential Payments Upon Termination	Potential Payments Following a Change of Control
Steven J. Goldman	$481,000	$2,005,998
Richard F. Ambury	$411,190	$1,682,493
Richard G. Oakley	$262,250	$—

Compensation of Directors

	Director Compensation Table
Name	Fees Earned or Paid in Cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
Paul A. Vermylen, Jr. (1)	$130,500	—	—	—	$—	$69,527	$200,027
Daniel P. Donovan (4)	$66,417	—	—	—	$—	$226,631	$293,048
Henry D. Babcock (5)	$85,400	—	—	—	$—	$—	$85,400
David M. Bauer	$28,667	—	—	—	$—	$—	$28,667
C. Scott Baxter (5)	$85,400	—	—	—	$—	$—	$85,400
Bryan H. Lawrence (6)	$—	—	—	—	$—	$—	$—
Sheldon B. Lubar (7)	$39,250	—	—	—	$—	$—	$39,250
William P. Nicoletti (8)	$96,883	—	—	—	$—	$—	$96,883

(1)	Mr. Vermylen is non-executive Chairman of the Board.
(2)

Mr. Vermylen and Mr. Donovan participate in one of our frozen defined benefit pension plans. Participants are currently not accruing additional benefits under the frozen plan. The change in the pension value reflects normal non-cash adjustments resulting from changes in discount rates and government mandated mortality tables.

(3)	Mr. Vermylen and Mr. Donovan reached the frozen defined benefit pension plan full retirement age in fiscal year 2012 and 2011, respectively, and started receiving pension payments.
(4)	The amount included for Mr. Donovan in all other compensation represents $163,520 for amounts paid to him under the management incentive compensation plan, and $63,111 for pension payments.
(5)	Mr. Babcock and Mr. Baxter are Audit Committee members.
(6)	Mr. Lawrence has chosen not to receive any fees as a director of the general partner of Star.
(7)	Mr. Lubar retired from the Board of Directors effective April 17, 2018.
(8)	Mr. Nicoletti is Chairman of the Audit Committee.

Each non-management director receives an annual fee of $58,000 plus $1,500 for each regular and telephonic meeting attended. The Chairman of the Audit Committee receives an annual fee of $23,200 while other Audit Committee members receive an annual fee of $11,600. Each member of the Audit Committee receives $1,500 for every regular and telephonic meeting attended. The non-executive Chairman of the Board receives an annual fee of $120,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership as of November 30, 2018 of common units and general partner units by:

(1) Kestrel and certain beneficial owners;

(2) each of the named executive officers and directors of Kestrel Heat;

(3) all directors and executive officers of Kestrel Heat as a group; and

(4) each person the Company knows to hold 5% or more of the Company’s units.

Except as indicated, the address of each person is c/o Star Group, L.P. at 9 West Broad, Street, Suite 310, Stamford, Connecticut 06902.

	Common Units		General Partner Units
Name	Number	Percentage	Number	Percentage
Kestrel (a)	500,000	*	325,729	100.00%
Paul A. Vermylen, Jr. (b)	1,274,512	2.42%
Henry D. Babcock (c)	106,121	*
William P. Nicoletti	35,506	*
Bryan H. Lawrence (d)	1,101,848	2.09%
C. Scott Baxter	—	—
David M. Bauer (e)	1,254,662	2.38%
Daniel P. Donovan	15,900	*
Richard F. Ambury	32,890	*
Steven J. Goldman	38,500	*
Richard G. Oakley	—	—
All officers and directors and Kestrel Heat, LLC as a group (11 persons)	4,359,939	8.26%	325,729	100.00%
FMR, LLC (f)	3,436,726	6.51%
Bandera Partners, LLC (g)	3,258,043	6.18%
Cat Rock Capital Management, L.P. (h)	3,120,635	5.92%

(a)	Includes 500,000 Common Units and 325,729 general partner units owned by Kestrel Heat.
(b)

Includes 210,281 Common Units held by The Robin C. Vermylen 2016 Irrevocable Trust, with respect to which Mr. Vermylen is a trustee of the trust and Mr. Vermylen’s spouse is a beneficiary of the trust; and 210,281 Common Units held by The Paul A. Vermylen, Jr. 2015 Irrevocable Trust, with respect to which Mr. Vermylen is a beneficiary of the trust and is the settlor of the trust.

(c)	Includes 15,000 Common Units owned by White Hill Trust, with respect to which Mr. Babcock’s sister-in-law is the trustee and Mr. Babcock’s wife is the primary beneficiary.
(d)

Does not include 427,734 Common Units owned by Yorktown Energy Partners VI, L.P. (“Yorktown VI”). Mr. Lawrence is a member and manager of Yorktown VI Associates LLC. The general partner of Yorktown VI Company LP, the general partner of Yorktown VI. Mr. Lawrence does not have sole or shared voting or investment power within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934 with respect to the Common Units held by Yorktown VI and disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(e)

All Common Units are owned by Lubar Equity Fund, LLC. Mr. Bauer owns a minority interest in Lubar Equity Fund, LLC and is Chief Investment Officer of Lubar & Co. Incorporated, the sole manager of Lubar Equity Fund, LLC. While Mr. Bauer serves on the investment committee of Lubar & Co., Inc., he does not have sole or shared voting or investment power within the meaning of Rule 13d-3 of the Securities and Exchange Act of 1934 with respect to the Common Units held by Lubar Equity Fund, LLC and disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(f)	According to a Form 13F filed by FMR, LLC with the SEC on November 9, 2018.
(g)	According to a Form 13F filed by Bandera Partners, LLC with the SEC on November 13, 2018.
(h)	According to a Form 13F filed by Cat Rock Capital Management, L.P. with the SEC on November 14, 2018.
*	Amount represents less than 1%.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Kestrel has the ability to elect the Board of Directors of Kestrel Heat, including Messrs. Vermylen, Bauer and Lawrence. Messrs. Vermylen, Bauer and Lawrence are also members of the board of managers of Kestrel and, either directly or through affiliated entities, own equity interests in Kestrel. Kestrel owns all of the issued and outstanding membership interests of Kestrel Heat.

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

For the years ended September 30, 2018, 2017, and 2016, Star had no related party transactions or agreements pursuant to Item 404 of Regulation S-K.

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

The following table represents the aggregate fees for professional audit services rendered by KPMG LLP including fees for the audit of our annual financial statements for the fiscal years 2018 and 2017, and for fees billed and accrued for other services rendered by KPMG LLP (in thousands).

	2018	2017
Audit Fees(1)	$2,064	$1,900
Tax Fees(2)	538	491
Total Fees	$2,602	$2,391

(1)	Audit fees were for professional services rendered in connection with audits and quarterly reviews of the consolidated financial statements of the Company.
(2)	Tax fees related to services for tax consultation and tax compliance.

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

1. Financial Statements—See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

2. Financial Statement Schedule—See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

3. Exhibits—See “Index to Exhibits” set forth on the following page.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Limited Partnership (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2006.)

3.2

Certificate of Amendment to Amended and Restated Certificate of Limited Partnership (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K with the Commission on October 27, 2017.)

3.3	Third Amended and Restated Agreement of Limited Partnership (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K with the Commission on November 6, 2017.)

10.1

Letter Agreement and general release dated March 7, 2005 between Star Gas Partners L.P. and Irik P. Sevin† (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2005.)

10.2	Management Incentive Compensation Plan† (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K with the Commission on July 21, 2006.)

10.3	Amended and Restated Management Incentive Compensation Plan† (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K with the Commission on July 20, 2012.)

10.4	Form of Indemnification Agreement for Officers and Directors (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K with the Commission on July 21, 2006.)

10.5	Form of Amendment No. 1 to Indemnification Agreement (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K with the Commission on October 23, 2006.)

10.6	Modification of Profit Sharing Plan† (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 10, 2014.)

10.7

Change in Control Agreement dated December 4, 2007 between Star Gas Partners, L.P. and Daniel P. Donovan† (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 7, 2007.)

10.8

Change in Control Agreement dated December 4, 2007 between Star Gas Partners, L.P. and Richard F. Ambury† (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 7, 2007.)

10.9

Employment Agreement dated April 28, 2008 between Star Gas Partners, L.P. and Richard Ambury† (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 10, 2008.)

10.10	Agreement dated November 2, 2009 between Star Gas Partners, L.P. and Richard G. Oakley† (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 3, 2009.)

10.11

Letter Agreement, dated as of July 22, 2013, between the Partnership and Steven Goldman regarding Change of Control† (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated July 23, 2013.)

Exhibit Number	Description

10.12

First Amendment to Letter Agreement, dated as of September 30, 2015, between the Partnership and Dan Donovan (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated October 2, 2015.)

10.13

Unit Purchase Agreement, dated as of August 4, 2016, between the Partnership and Bandera Partners, LLC (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 7, 2016.)

10.14

Letter Agreement, dated as of December 6, 2016, between the Partnership and Steven Goldman regarding employment† (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 7, 2016.)

10.15	Fourth Amended and Restated Credit Agreement, dated as of July 2, 2018 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated July 2, 2018.)

10.16	Fourth Amended and Restated Pledge and Security Agreement, dated as of July 2, 2018 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated July 2, 2018.)
14	Code of Business Conduct and Ethics (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 14, 2014.)

21*	Subsidiaries of the Registrant (Filed herewith.)

31.1*	Certification of Chief Executive Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed Herewith
†	Employee compensation plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the general partner has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 6th day of December, 2018:

STAR GROUP, L.P.

By:	KESTREL HEAT, LLC (General Partner)
By:	/s/ Steven J. Goldman
Steven J. Goldman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Steven J. Goldman	President and Chief Executive Officer and Director Kestrel Heat, LLC	December 6, 2018
Steven J. Goldman

/s/ Richard F. Ambury	Chief Financial Officer, Executive Vice President, Treasurer and Secretary (Principal	December 6, 2018
Richard F. Ambury	Financial Officer) Kestrel Heat, LLC

/s/ Cory A. Czekanski	Vice President—Controller (Principal Accounting Officer) Kestrel Heat, LLC	December 6, 2018
Cory A. Czekanski

/s/ Paul A. Vermylen, Jr.	Non-Executive Chairman of the Board and Director Kestrel Heat, LLC	December 6, 2018
Paul A. Vermylen, Jr.

/s/ Henry D. Babcock	Director Kestrel Heat, LLC	December 6, 2018
Henry D. Babcock

/s/ C. Scott Baxter	Director Kestrel Heat, LLC	December 6, 2018
C. Scott Baxter

/s/ David M. Bauer	Director Kestrel Heat, LLC	December 6, 2018
David M. Bauer

/s/ Daniel P. Donovan	Director Kestrel Heat, LLC	December 6, 2018
Daniel P. Donovan

/s/ Bryan H. Lawrence	Director Kestrel Heat, LLC	December 6, 2018
Bryan H. Lawrence

/s/ William P. Nicoletti	Director Kestrel Heat, LLC	December 6, 2018
William P. Nicoletti

STAR GROUP, L.P. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page
Part II Financial Information:
Item 8—Financial Statements
Report of Independent Registered Public Accounting Firm	F-2 – F-3
Consolidated Balance Sheets as of September 30, 2018 and September 30, 2017	F-4
Consolidated Statements of Operations for the years ended September 30, 2018, September 30, 2017 and September 30, 2016	F-5
Consolidated Statements of Comprehensive Income for the years ended September 30, 2018, September 30, 2017 and September 30, 2016	F-6
Consolidated Statements of Partners’ Capital for the years ended September 30, 2018, September 30, 2017 and September 30, 2016	F-7
Consolidated Statements of Cash Flows for the years ended September 30, 2018, September 30, 2017 and September 30, 2016	F-8
Notes to Consolidated Financial Statements	F-9 – F-36
Schedules for the years ended September 30, 2018, September 30, 2017 and September 30, 2016
I. Condensed Financial Information of Registrant	F-37 – F-39
II. Valuation and Qualifying Accounts	F-40

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes therein.

Report of Independent Registered Public Accounting Firm

To the Partners of
Star Group, L.P.:

Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Star Group, L.P. and Subsidiaries (the Partnership) as of September 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the years in the three-year period ended September 30, 2018, and the related notes and financial statement schedules I and II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Partnership’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements and an opinion on the Partnership’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

We have served as the Partnership’s auditor since 1995.

Stamford, Connecticut
December 6, 2018

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands)	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$14,531	$52,458
Receivables, net of allowance of $8,002 and $5,540, respectively	132,668	96,603
Inventories	56,377	59,596
Fair asset value of derivative instruments	17,710	5,932
Prepaid expenses and other current assets	35,451	26,652
Total current assets	256,737	241,241
Property and equipment, net	87,618	79,673
Goodwill	228,436	225,915
Intangibles, net	98,444	105,218
Restricted cash	250	250
Investments (1)	45,419	11,777
Deferred charges and other assets, net	13,067	9,843
Total assets	$729,971	$673,917
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$35,796	$26,739
Revolving credit facility borrowings	1,500	—
Fair liability value of derivative instruments	—	289
Current maturities of long-term debt	7,500	10,000
Accrued expenses and other current liabilities	116,436	108,449
Unearned service contract revenue	60,700	60,133
Customer credit balances	61,256	66,723
Total current liabilities	283,188	272,333
Long-term debt	91,780	65,717
Deferred tax liabilities, net	21,206	6,140
Other long-term liabilities	24,012	23,659
Partners’ capital
Common unitholders	329,129	325,762
General partner	(1,303)	(929)
Accumulated other comprehensive loss, net of taxes	(18,041)	(18,765)
Total partners’ capital	309,785	306,068
Total liabilities and partners’ capital	$729,971	$673,917

(1)	See Note 2 - Investments.

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
(in thousands, except per unit data)	2018	2017	2016
Sales:
Product	$1,404,370	$1,065,076	$911,014
Installations and services	273,467	258,479	250,324
Total sales	1,677,837	1,323,555	1,161,338
Cost and expenses:
Cost of product	957,843	675,386	539,831
Cost of installations and services	256,652	239,670	229,010
(Increase) decrease in the fair value of derivative instruments	(11,408)	(2,193)	(18,217)
Delivery and branch expenses	357,580	306,534	276,493
Depreciation and amortization expenses	31,575	27,882	26,530
General and administrative expenses	24,227	24,998	23,366
Finance charge income	(4,700)	(4,054)	(3,079)
Operating income	66,068	55,332	87,404
Interest expense, net	(8,716)	(6,775)	(7,485)
Amortization of debt issuance costs	(1,288)	(1,281)	(1,247)
Other income, net (1)	7,043	—	—
Income before income taxes	63,107	47,276	78,672
Income tax expense	7,602	20,376	33,738
Net income	$55,505	$26,900	$44,934
General Partner’s interest in net income	314	156	252
Limited Partners’ interest in net income	$55,191	$26,744	$44,682
Basic and diluted income per Limited Partner Unit (2):	$0.89	$0.46	$0.70
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	54,764	55,888	57,022

(1)	See Note 2 - Other income, net.
(2)	See Note 18 - Earnings Per Limited Partner Units.

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
(in thousands)	2018	2017	2016
Net income	$55,505	$26,900	$44,934
Other comprehensive income:
Unrealized gain on pension plan obligation (1)	2,075	3,356	3,067
Tax effect of unrealized gain on pension plan obligation	(625)	(1,359)	(1,285)
Unrealized loss on captive insurance collateral	(1,204)	—	—
Tax effect of unrealized loss on captive insurance collateral	254	—	—
Unrealized gain on interest rate hedge	39	—	—
Tax effect of unrealized gain on interest rate hedge	(10)	—	—
Total other comprehensive income	529	1,997	1,782
Total comprehensive income	$56,034	$28,897	$46,716

(1)	These items are included in the computation of net periodic pension cost. See Note 13 - Employee Benefit Plans.

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

Years Ended September 30, 2018, 2017 and 2016

	Number of Units
(in thousands)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2015	57,283	326	$312,713	$(283)	$(22,544)	$289,886
Net income			44,682	252	—	44,934
Unrealized loss on pension plan obligation (1)			—	—	3,067	3,067
Tax effect of unrealized loss on pension plan obligation			—	—	(1,285)	(1,285)
Distributions (2)			(22,607)	(485)	—	(23,092)
Retirement of units (3)	(1,395)		(12,017)	—	—	(12,017)
Balance as of September 30, 2016	55,888	326	$322,771	$(516)	$(20,762)	$301,493
Net income			26,744	156	—	26,900
Unrealized gain on pension plan obligation (1)			—	—	3,356	3,356
Tax effect of unrealized gain on pension plan obligation			—	—	(1,359)	(1,359)
Distributions (2)			(23,753)	(569)	—	(24,322)
Retirement of units (3)			—	—	—	—
Balance as of September 30, 2017	55,888	326	$325,762	$(929)	$(18,765)	$306,068
Reclassification of stranded tax effects resulting from tax reform			(195)	—	195	—
Net income			55,191	314	—	55,505
Unrealized gain on pension plan obligation (1)			—	—	2,075	2,075
Tax effect of unrealized gain on pension plan obligation			—	—	(625)	(625)
Unrealized loss on captive insurance collateral			—	—	(1,204)	(1,204)
Tax effect of unrealized loss on captive insurance collateral			—	—	254	254
Unrealized gain on interest rate hedge			—	—	39	39
Tax effect of unrealized gain on interest rate hedge			—	—	(10)	(10)
Distributions (2)			(24,915)	(688)	—	(25,603)
Retirement of units (3)	(2,800)		(26,714)	—	—	(26,714)
Balance as of September 30, 2018	53,088	326	$329,129	$(1,303)	$(18,041)	$309,785

(1)	These items are included in the computation of net periodic pension cost. See Note 13 - Employee Benefit Plans.
(2)	See Note 3 - Quarterly Distributions of Available Cash.
(3)	See Note 4 - Common Unit Repurchase Plans and Retirement.

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2018	2017	2016
Cash flows provided by (used in) operating activities:
Net income	55,505	$26,900	$44,934
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(11,408)	(2,193)	(18,217)
Depreciation and amortization	32,863	29,163	27,777
Provision (recovery) for losses on accounts receivable	6,283	1,639	(639)
Change in deferred taxes	14,685	10,134	9,670
Gain on sale of security business (1)	(7,043)	—	—
Changes in operating assets and liabilities net of amounts related to acquisitions:
(Increase) decrease in receivables	(37,149)	(19,844)	10,965
Decrease (increase) in inventories	4,177	(10,598)	9,979
Increase in other assets	(11,924)	(140)	(2,354)
Increase (decrease) in accounts payable	9,703	2,169	(705)
(Decrease) increase in customer credit balances	(6,563)	(23,085)	6,490
Increase in other current and long-term liabilities	8,331	6,913	14,057
Net cash provided by operating activities	57,460	21,058	101,957
Cash flows provided by (used in) investing activities:
Capital expenditures	(13,590)	(12,164)	(10,134)
Proceeds from sales of fixed assets	503	734	318
Proceeds from sale of security business (1)	6,824	—	—
Purchase of investments (2)	(35,242)	(11,647)	—
Acquisitions	(23,747)	(43,304)	(9,815)
Net cash used in investing activities	(65,252)	(66,381)	(19,631)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	161,604	—	—
Revolving credit facility repayments	(160,104)	—	—
Proceeds from term loan	100,000	—	—
Loan repayments	(76,300)	(16,200)	(7,500)
Distributions	(25,603)	(24,322)	(23,092)
Unit repurchases	(26,714)	—	(12,017)
Customer retainage payments	(918)	(575)	(740)
Payments of debt issuance costs	(2,100)	(60)	(297)
Net cash used in financing activities	(30,135)	(41,157)	(43,646)
Net (decrease) increase in cash, cash equivalents and restricted cash	(37,927)	(86,480)	38,680
Cash, cash equivalents and restricted cash at beginning of period	52,708	139,188	100,508
Cash, cash equivalents and restricted cash at end of period	$14,781	$52,708	$139,188

(1)	– See Note 2 - Other income, net.
(2)	– See Note 2 - Investments.

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Organization

Star Group, L.P. (“Star” the “Company,” “we,” “us,” or “our”) is a full service provider specializing in the sale of home heating and air conditioning products and services to residential and commercial home heating oil and propane customers. The Company has one reportable segment for accounting purposes. We also sell diesel, gasoline and home heating oil on a delivery only basis, and in certain of our marketing areas, we provide plumbing services primarily to our home heating oil and propane customer base. We believe we are the nation’s largest retail distributor of home heating oil based upon sales volume. Including our propane locations, we serve customers in the more northern and eastern states within the Northeast, Central and Southeast U.S. regions.

The Company is organized as follows:

•

Star is a limited partnership, which at September 30, 2018, had outstanding 53.1 million Common Units (NYSE: “SGU”), representing a 99.4% limited partner interest in Star, and 0.3 million general partner units, representing a 0.6% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation, that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast, Central and Southeast region retail distributor of home heating oil and propane that at September 30, 2018 served approximately 454,000 residential and commercial home heating oil and propane customers. Petro also sells diesel, gasoline and home heating oil to approximately 76,000 customers on a delivery only basis. We installed, maintained, and repaired heating and air conditioning equipment and to a lesser extent provided these services outside our heating oil and propane customer base including approximately 16,000 service contracts for natural gas and other heating systems. In addition, we provided plumbing to approximately 23,000 customers.

•

Petroleum Heat and Power Co., Inc. (“PH&P”) is a 100% owned subsidiary of Star. PH&P is the borrower and Star is the guarantor of the fourth amended and restated credit agreement’s $100 million five-year senior secured term loan and the $300 million ($450 million during the heating season of December through April of each year) revolving credit facility, both due July 2, 2023. (See Note 12—Long-Term Debt and Bank Facility Borrowings)

2) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Group, L.P. and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

Comprehensive Income

Comprehensive income is comprised of Net income and Other comprehensive income. Other comprehensive income consists of the unrealized gain amortization on the Company’s pension plan obligation for its two frozen defined benefit pension plans, unrealized loss on available-for-sale investments, unrealized gain on interest rate hedge and the corresponding tax effects.

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

General and Administrative Expenses

General and administrative expenses include property costs, wages and benefits and department related costs for human resources, finance and corporate accounting, internal audit, administrative support and supply.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. At September 30, 2018, the $14.8 million of cash, cash equivalents, and restricted cash on the condensed consolidated statement of cash flows is composed of $14.5 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2017, the $52.7 million of cash, cash equivalents, and restricted cash on the condensed consolidated statement of cash flows is composed of $52.5 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

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

Inventories

Liquid product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost or net realizable value using the FIFO method.

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

At September 30, 2018, Investments is comprised of $44.8 million of Level 1 debt securities measured at fair value and $0.6 million of mutual funds measured at net asset value.  At September 30, 2017, the balance was comprised of $11.3 million of Level 1 debt securities measured at fair value and $0.5 million of mutual funds measured at net asset value. Unrealized gains and losses, net of related income taxes, are reported as accumulated other comprehensive income (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in Interest expense, net, at which time the average cost basis of these securities are adjusted to fair value.

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

Trade names are the names of acquired companies. Based on the economic benefit expected and historical retention experience of customers, trade names are amortized on a straight-line basis over three to twenty years.

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

Finance Charge Income

Finance charge income represents late customer payment charges and financing income from extended payment plans associated with installations.

Other Income, Net

Other income, net represents the $7.0 million gain on the sale of the Company’s security customer account base, which occurred in September 2018.  The gain is composed of $6.8 million of cash proceeds and $0.4 million from the recognition of unamortized deferred service liabilities, partially offset by $0.2 million of other expenses.

Deferred Charges

Deferred charges represent the costs associated with the issuance of the term loan and revolving credit facility and are amortized over the life of the facility.

Advertising

Advertising costs are expensed as they are incurred. Advertising expenses were $15.1 million, $15.1 million, and $14.9 million, in 2018, 2017, and 2016, respectively and are recorded in delivery and branch expenses.

Customer Credit Balances

Customer credit balances represent payments received in advance from customers pursuant to a balanced payment plan (whereby customers pay on a fixed monthly basis) and the payments made have exceeded the charges for liquid product and other services.

Environmental Costs

Costs associated with managing hazardous substances and pollution are expensed on a current basis. Accruals are made for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount can be reasonably estimated.  Liabilities are recorded in accrued expenses and other current liabilities.

Insurance Reserves

The Company uses a combination of insurance, self-insured retention and self-insurance for a number of risks, including workers’ compensation, general liability, vehicle liability, medical liability and property. Reserves are established and periodically evaluated, based upon expectations as to what our ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience, including frequency, severity, demographic factors and other actuarial assumptions, supplemented with support from qualified actuaries. Liabilities are recorded in accrued expenses and other current liabilities.

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

Derivatives and Hedging

FASB ASC 815-10-05 Derivatives and Hedging, requires that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. The Company has elected not to designate its commodity derivative instruments as hedging instruments under this guidance, and the changes in fair value of the derivative instruments are recognized in our statement of operations. The Company has designated its interest rate swap agreements as hedging derivatives, and the changes in fair value are reported in accumulated other comprehensive income (loss).

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

The Company has weather hedge contracts for fiscal years 2018, 2019, 2020 and 2021.  Under these contracts, we are entitled to receive a payment if the total number of degree days within the hedge period is less than the prior ten year average. The “Payment Thresholds,” or strikes, are set at various levels. In addition, we will be obligated to make a payment capped at $5.0 million if degree days exceed the prior ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year.  For fiscal 2019, 2020 and 2021 the maximum that the Company can receive is $12.5 million and the maximum that the Company may be obligated to pay is $5.0 million.  In fiscal year 2018, the Company recorded a charge of $1.9 million under this contract that increased delivery and branch expenses. The amount was paid in April 2018.  No charge or benefit was recorded in fiscal year 2017.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income, which allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  The Company adopted the ASU effective September 30, 2018. As a result of the adoption, Accumulated Other Comprehensive Income (Loss) as of September 30, 2018 increased by $0.2 million and Retained Earnings as of September 30, 2018 decreased by $0.2 million.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB has also issued several updates to ASU 2014-09. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. We plan to adopt the standard beginning in the first quarter of fiscal 2019 by using the cumulative effect transition method. The Company does not expect that the standard will have a material impact on its revenue streams, and consolidated financial statements.  The standard does require additional disclosures.  Upon adoption of the standard we will include additional disclosure of our revenue streams, performance obligations for our contracts with customers, contract asset and liability balances, and revenue generated from contract liabilities.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The FASB has also issued several updates to ASU 2016-02.  The update requires all leases with a term greater than twelve months to be recognized on the balance sheet by calculating the discounted present value of such leases and accounting for them through a right-of-use asset and an offsetting lease liability, and the disclosure of key information pertaining to leasing arrangements. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2020, with early adoption permitted. The Company does not intend to early adopt. The Company is continuing to evaluate the effect that ASU No. 2016-02 could have on its consolidated financial statements and related disclosures, but has not yet selected a transition method. The new guidance will materially change how we account for operating leases for office space, trucks and other equipment. Upon adoption, we expect to recognize discounted right-of-use assets and offsetting lease liabilities related to our operating leases of office space, trucks and other equipment. As of September 30, 2018, the undiscounted future minimum lease payments through 2033 for such operating leases are approximately $127.6 million, but what amount of leasing activity is expected between September 30, 2018, and the date of adoption, are currently unknown. For this reason we are unable to estimate the discounted right-of-use assets and lease liabilities as of the date of adoption.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update addresses the issues of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2019, with early adoption permitted. The Company does not expect ASU 2016-15 to have a material impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2019, with early adoption permitted. The Company does not expect ASU 2017-01 to have a material impact on its consolidated financial statements and related disclosures.

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

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General: Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2021, with early adoption permitted. The Company is evaluating the effect that ASU No. 2018-02 will have on its consolidated financial statements and related disclosures, but has not determined the timing of adoption.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2022, with early adoption permitted. The Company is evaluating the effect that ASU No. 2018-15 will have on its consolidated financial statements and related disclosures, but has not determined the timing of adoption.

3) Quarterly Distribution of Available Cash

The Company agreement provides that beginning October 1, 2008, the minimum quarterly distributions on the common units will start accruing at the rate of $0.0675 per quarter ($0.27 on an annual basis) in accordance with the Partnership Agreement. In general, the Company intends to distribute to its partners on a quarterly basis, all of its available cash, if any, in the manner described below. “Available cash” generally means, for any of its fiscal quarters, all cash on hand at the end of that quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the general partners to:

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

The Company is obligated to meet certain financial covenants under the fourth amended and restated credit agreement (“Credit Agreement”). The Company must maintain excess availability of at least 15.0% of the revolving commitment then in effect and a fixed charge coverage ratio of 1.15 in order to make any distributions to unitholders.

For fiscal 2018, 2017, and 2016, cash distributions declared per common unit were $0.455, $0.425, and $0.395, respectively.

For fiscal 2018, 2017, and 2016, $0.6 million, $0.5 million, and $0.4 million, respectively, of incentive distributions were paid to the general partner, exclusive of amounts paid subject to the Management Incentive Plan.

4) Common Unit Repurchase Plans and Retirement

In July 2012, the Board adopted a plan to repurchase certain of the Company’s Common Units (the “Repurchase Plan”). Prior to February 2018, the Company had repurchased approximately 2.7 million Common Units under the Repurchase Plan. In February 2018, the Board authorized an increase of the number of Common Units that remained available for the Company to repurchase from 2.2 million to a total of 5.5 million. In August 2018, the Board authorized a further increase of the number of Common Units that are available for the Company to repurchase from 3.0 million to a total of 5.55 million, of which, 3.05 million were available for repurchase in open market transactions and 2.5 million were available for repurchase in privately-negotiated transactions. The Company repurchased approximately 2.8 million Common Units in in fiscal year 2018, and 5.4 million total Common Units remain available for repurchase at the end of the fiscal year 2018.  There is no guarantee of the exact number of units that will be purchased under the program and the Company may discontinue purchases at any time. The program does not have a time limit. The Board may also approve additional purchases of units from time to time in private transactions. The Company’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the Common Units purchased in the repurchase program will be retired.

Under the Company’s fourth amended and restated credit agreement dated July 2, 2018, in order to repurchase Common Units we must maintain Availability (as defined in the amended and restated credit agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase. The following table shows repurchases under the Repurchase Plan.

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2017 total	5,137	$5.78	2,693	2,207
First quarter fiscal year 2018 total	—	$—	—	2,207
Second quarter fiscal year 2018 total	1,281	$9.38	1,281	4,219	(b)
Third quarter fiscal year 2018 total	1,089	$9.66	1,089	3,130
July 2018	125	$9.72	125	3,005
August 2018	114	$9.68	114	5,550	(c)
September 2018	191	$9.73	191	5,359
Fourth quarter fiscal year 2018 total	430	$9.72	430	5,359
Fiscal year 2018 total	2,800	$9.54	2,800	5,359
October 2018	151	$9.70	151	5,208
November 2018	182	$9.71	182	5,026	(d)

(a)	Amounts include repurchase costs.
(b)	In February 2018, the Board authorized an increase in the number of Common Units available for repurchase from 2.2 million to 5.5 million.
(c)	In August 2018, the Board authorized an increase in the number of Common Units available for repurchase from 2.9 million to 5.55 million.
(d)

Of the total available for repurchase, approximately 2.5 million are available for repurchase in open market   transactions and 2.5 million are available for repurchase in privately-negotiated transactions.

5) Investments

          The Company considers all of its investments to be available-for-sale. Investments at September 30, 2018 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$350	$—	$—	$350
U.S. Government Sponsored Agencies	10,735	—	(192)	10,543
Corporate Debt Securities	30,427	—	(928)	29,499
Foreign Bonds and Notes	5,111	—	(84)	5,027
Total	$46,623	$—	$(1,204)	$45,419

          Maturities of investments were as follows at September 30, 2018 (in thousands):

Net Carrying Amount
Due within one year	$4,505
Due after one year through five years	21,710
Due after five years through ten years	19,204
Total	$45,419

6) Derivatives and Hedging—Disclosures and Fair Value Measurements

The Company uses derivative instruments such as futures, options and swap agreements in order to mitigate exposure to market risk associated with the purchase of home heating oil for price-protected customers, physical inventory on hand, inventory in transit, priced purchase commitments and internal fuel usage. FASB ASC 815-10-05 Derivatives and Hedging, established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities, along with qualitative disclosures regarding the derivative activity.  The Company has elected not to designate its commodity derivative instruments as hedging derivatives, but rather as economic hedges whose change in fair value is recognized in its statement of operations in the line item (Increase) decrease in the fair value of derivative instruments. Depending on the risk being economically hedged, realized gains and losses are recorded in cost of product, cost of installations and services, or delivery and branch expenses.

As of September 30, 2018, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 11.7 million gallons of swap contracts with a notional value of $24.6 million and a fair value of $2.9 million, 3.2 million gallons of call options with a notional value of $8.2 million and a fair value of $0.2 million, 5.6 million gallons of put options with a notional value of $8.5 million and a fair value of $2 thousand, and 85.4 million net gallons of synthetic call options with an average notional value of $182.9 million and a fair value of $14.0 million. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of September 30, 2018, had 1.2 million gallons of purchased swap contracts with a notional value of $2.6 million and a fair value of $0.2 million, 53.1 million gallons of purchased future contracts that settle daily with a notional value of $114.3 million and a fair value of $9.7 million, and 68.9 million gallons of sold future contracts that settle daily with a notional value of $148.8 million and a fair value of $(12.6) million. To hedge its internal fuel usage and other related activities for fiscal 2019, the Company, as of September 30, 2018, had 6.5 million gallons of swap contracts with a notional value of $13.7 million and a fair value of $1.0 million that settle in future months and 0.5 million net gallons of synthetic call options with a notional value of $1.0 million and a fair value of $0.1 million.

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

In August 2018, the Company entered into interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $50.0 million, or 50%, of our long term debt.  The Company has designated its interest rate swap agreements as cash flow hedging derivatives.  To the extent these derivative instruments are effective and the standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings.  As of September 30, 2018, the fair value of the swap contracts was $39 thousand. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Regions Financial Corporation, Toronto-Dominion Bank and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At September 30, 2018, the aggregate cash posted as collateral in the normal course of business at counterparties was $1.2 million. Positions with counterparties who are also parties to our Credit Agreement are collateralized under that facility. As of September 30, 2018, no hedge positions and payable amounts were secured under the credit facility.

FASB ASC 820-10 Fair Value Measurements and Disclosures, established a three-tier fair value hierarchy, which classified the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company’s Level 1 derivative assets and liabilities represent the fair value of commodity contracts used in its hedging activities that are identical and traded in active markets. The Company’s Level 2 derivative assets and liabilities represent the fair value of commodity and interest rate contracts used in its hedging activities that are valued using either directly or indirectly observable inputs, whose nature, risk and class are similar. No significant transfers of assets or liabilities have been made into and out of the Level 1 or Level 2 tiers. All derivative instruments were non-trading positions and were either a Level 1 or Level 2 instrument. The Company had no Level 3 derivative instruments. The fair market value of our Level 1 and Level 2 derivative assets and liabilities are calculated by our counter-parties and are independently validated by the Company. The Company’s calculations are, for Level 1 derivative assets and liabilities, based on the published New York Mercantile Exchange (“NYMEX”) market prices for the commodity contracts open at the end of the period. For Level 2 derivative assets and liabilities the calculations performed by the Company are based on a combination of the NYMEX published market prices and other inputs, including such factors as present value, volatility and duration.

The Company had no assets or liabilities that are measured at fair value on a nonrecurring basis subsequent to their initial recognition. The Company’s financial assets and liabilities measured at fair value on a recurring basis are listed on the following table.

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
	Asset Derivatives at September 30, 2018
Commodity contracts	Fair asset value of derivative instruments	$17,710	$—	$17,710
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	906	—	906
Commodity contract assets at September 30, 2018		$18,616	$—	$18,616
	Liability Derivatives at September 30, 2018
Commodity contracts	Fair liability and fair asset value of derivative instruments	$-	$—	$—
Commodity contracts	Cash collateral	-	—	—
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net balance	(103)	—	(103)
Commodity contract liabilities at September 30, 2018		$(103)	$—	$(103)
	Asset Derivatives at September 30, 2017
Commodity contracts	Fair asset and fair liability value of derivative instruments	$7,729	$—	$7,729
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	996	—	996
Commodity contract assets at September 30, 2017		$8,725	$—	$8,725
	Liability Derivatives at September 30, 2017
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(2,086)	$—	$(2,086)
Commodity contracts	Cash collateral	—	—	—
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities balances	(731)	—	(731)
Commodity contract liabilities at September 30, 2017		$(2,817)	$—	$(2,817)

The Company’s derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$17,710	$—	$17,710	$—	$—	$17,710
Long-term derivative assets included in other long-term assets, net	906	(103)	803	—	—	803
Fair liability value of derivative instruments	—	—	—	—	—	—
Long-term derivative liabilities included in other long-term liabilities, net	—	—	—	—	—	—
Total at September 30, 2018	$18,616	$(103)	$18,513	$—	$—	$18,513
Fair asset value of derivative instruments	$6,023	$(91)	$5,932	$—	$—	$5,932
Long-term derivative assets included in other long-term assets, net	996	(730)	266	—	—	266
Fair liability value of derivative instruments	1,706	(1,995)	(289)	—	—	(289)
Long-term derivative liabilities included in other long-term liabilities, net	—	(1)	(1)	—	—	(1)
Total at September 30, 2017	$8,725	$(2,817)	$5,908	$—	$—	$5,908

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
		Years Ended September 30,
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	2018	2017	2016
Commodity contracts	Cost of product (a)	$10,379	$6,386	$16,977
Commodity contracts	Cost of installations and service (a)	$(726)	$(526)	$949
Commodity contracts	Delivery and branch expenses (a)	$(1,403)	$(422)	$2,405
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$(11,408)	$(2,193)	$(18,217)

(a)	Represents realized closed positions and includes the cost of options as they expire.
(b)	Represents the change in value of unrealized open positions and expired options.

7) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	September 30,
	2018	2017
Product	34,618	$37,941
Parts and equipment	21,759	21,655
Total inventory	$56,377	$59,596

Product inventories were comprised of 16.3 million gallons and 24.2 million gallons on September 30, 2018 and September 30, 2017, respectively. The Company has market price based product supply contracts for approximately 287.0 million gallons of home heating oil and propane, and 44.8 million gallons of diesel and gasoline, which it expects to fully utilize to meet its requirements over the next twelve months.

During fiscal 2018, Global Companies LLC provided approximately 8% and during fiscal 2017, Global Companies LLC and NIC Holding Corp. provided approximately 13% and 8%, respectively, of our petroleum product purchases. No other single supplier provided more than 8% of our product supply during fiscal 2018 and 2017.

8) Property and Equipment

The components of property and equipment were as follows (in thousands):

	September 30,
	2018	2017
Land and land improvements	$19,230	$18,127
Buildings and leasehold improvements	34,557	34,175
Fleet and other equipment	66,734	62,500
Tanks and equipment	45,860	41,744
Furniture, fixtures and office equipment	44,200	44,766
Total	210,581	201,312
Less accumulated depreciation and amortization	122,963	121,639
Property and equipment, net	$87,618	$79,673

Depreciation and amortization expense was $12.0 million, $11.1 million, and $11.1 million, for the fiscal years ended September 30, 2018, 2017 and 2016 respectively.

9) Business Combinations

During fiscal 2018, the Company acquired five heating oil dealers and one motor fuel dealer for an aggregate purchase price of approximately $25.2 million; $23.7 million in cash and $1.5 million of deferred liabilities. The gross purchase price was allocated $15.3 million to intangible assets, $7.5 million to fixed assets and $2.4 million to working capital. The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition date, and are not material to the Company’s financial condition, results of operations, or cash flows.

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

10) Goodwill and Other Intangible Assets

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

The Company performed its annual goodwill impairment valuation in each of the periods ending August 31, 2018, 2017, and 2016, and it was determined based on each year’s analysis that there was no goodwill impairment.

A summary of changes in the Company’s goodwill during the fiscal years ended September 30, 2018 and 2017 are as follows (in thousands):

Balance as of September 30, 2016	$212,760
Fiscal year 2017 business combinations	13,155
Balance as of September 30, 2017	225,915
Fiscal year 2018 business combinations	2,521
Balance as of September 30, 2018	$228,436

Intangibles, net

Intangible assets subject to amortization consist of the following (in thousands):

	September 30,
	2018			2017
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$358,776	$279,990	$78,786	$346,784	$264,632	$82,152
Trade names and other intangibles	32,739	13,081	19,658	32,047	8,981	23,066
Total	$391,515	$293,071	$98,444	$378,831	$273,613	$105,218

Amortization expense for intangible assets was $19.6 million, $16.7 million, and $15.4 million, for the fiscal years ended September 30, 2018, 2017, and 2016, respectively. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ended September 30, 2019 and the four succeeding fiscal years ended September 30, is as follows (in thousands):

Amount
2019	$18,170
2020	$16,527
2021	$14,020
2022	$12,003
2023	$10,850

11) Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows (in thousands):

	September 30,
	2018	2017
Accrued wages and benefits	25,712	$24,425
Accrued insurance	77,890	67,712
Other accrued expenses and other current liabilities	12,834	16,312
Total accrued expenses and other current liabilities	$116,436	$108,449

12) Long-Term Debt and Bank Facility Borrowings

The Company's debt is as follows	September 30,
(in thousands):	2018		2017
	Carrying		Carrying
	Amount	Fair Value (a)	Amount	Fair Value
Revolving Credit Facility Borrowings	$1,500	$1,500	$—	$—
Senior Secured Term Loan (b)	99,280	100,000	75,717	76,300
Total debt	$100,780	$101,500	$75,717	$76,300
Total short-term portion of debt	$9,000	$9,000	$10,000	$10,000
Total long-term portion of debt	$91,780	$92,500	$65,717	$66,300

(a)	The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)	Carrying amounts are net of unamortized debt issuance costs of $0.7 million as of September 30, 2018 and $0.6 million as of September 30, 2017.

On July 2, 2018, the Company refinanced its five-year term loan and the revolving credit facility with the execution of the fourth amended and restated revolving credit facility agreement with a bank syndicate comprised of twelve participants, which enables the Company to borrow up to $300 million ($450 million during the heating season of December through April of each year) on a revolving credit facility for working capital purposes (subject to certain borrowing base limitations and coverage ratios), provides for a $100 million five-year senior secured term loan (“Term Loan”), allows for the issuance of up to $25 million in letters of credit, and has a maturity date of July 2, 2023.

The Company can increase the revolving credit facility size by $200 million without the consent of the bank group. However, the bank group is not obligated to fund the $200 million increase. If the bank group elects not to fund the increase, the Company can add additional lenders to the group, with the consent of the Agent, which shall not be unreasonably withheld. Obligations under the fourth amended and restated credit facility are guaranteed by the Company and its subsidiaries and are secured by liens on substantially all of the Company’s assets including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

All amounts outstanding under the fourth amended and restated revolving credit facility become due and payable on the facility termination date of July 2, 2023. The Term Loan is repayable in quarterly payments of $2.5 million with first payment due December 31, 2018, plus an annual payment equal to 25% of the annual Excess Cash Flow as defined in the agreement (an amount not to exceed $15 million annually), less certain voluntary prepayments made during the year, with final payment at maturity. The Company does not expect to make additional term loan repayments due to Excess Cash Flow for the fiscal year ended September 30, 2018.

The interest rate on the fourth amended and restated revolving credit facility and the term loan is based on a margin over LIBOR or a base rate. At September 30, 2018, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 5.2% and 3.8%, respectively. At September 30, 2017, the effective interest rate on the term loan was approximately 4.1%. There were no revolving credit facility borrowings in fiscal 2017.

The Commitment Fee on the unused portion of the revolving credit facility is 0.30% from December through April, and 0.20% from May through November.

The fourth amended and restated credit agreement requires the Company to meet certain financial covenants, including a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 as long as the Term Loan is outstanding or revolving credit facility availability is less than 12.5% of the facility size. In addition, as long as the Term Loan is outstanding, a senior secured leverage ratio at any time cannot be more than 3.0 as calculated during the quarters ending June or September, and at any time no more than 4.5 as calculated during the quarters ending December or March.

Certain restrictions are also imposed by the agreement, including restrictions on the Company’s ability to incur additional indebtedness, to pay distributions to unitholders, to pay certain inter-company dividends or distributions, make investments, grant liens, sell assets, make acquisitions and engage in certain other activities.

At September 30, 2018, $100.0 million of the term loan was outstanding, $1.5 million was outstanding under the revolving credit facility, no hedge positions were secured under the Credit Agreement, and $7.1 million of letters of credit were issued and outstanding. At September 30, 2017, $76.3 million of the term loan under the third amended and restated revolving credit facility agreement was outstanding, no amount was outstanding under the respective revolving credit facility, $0.1 million of hedge positions were secured, and $48.0 million of letters of credit were issued and outstanding.

At September 30, 2018, availability was $189.0 million, the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio, and the restricted net assets totaled approximately $299.8 million. Restricted net assets are assets in the Company’s subsidiaries, the distribution or transfer of which to Star Group, L.P. are subject to limitations under its Credit Agreement. At September 30, 2017, availability was $166.1 million, the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio, and the restricted net assets totaled approximately $296.2 million.

As of September 30, 2018, the maturities (including working capital borrowings and expected repayments due to Excess Cash Flow) during fiscal years ending September 30, are set forth in the following table (in thousands):

2019	$9,000
2020	$10,000
2021	$10,000
2022	$10,000
2023	$62,500
Thereafter	$—

13) Employee Benefit Plans

Defined Contribution Plans

The Company has several 401(k) and other defined contribution plans that cover eligible non-union and union employees, and makes employer contributions to these plans, subject to IRS limitations. These plans provide for each participant to contribute from 0% to 60% of compensation, subject to IRS limitations. The Company’s aggregate contributions to the 401(k) plans during fiscal 2018, 2017, and 2016, were $6.7 million, $6.3 million, and $6.0 million, respectively. The Company’s aggregate contribution to the other defined contribution plans for fiscal years 2018, 2017, and 2016, were $0.6 million, $0.7 million, and $0.7 million respectively.

Management Incentive Compensation Plan

The Company has a Management Incentive Compensation Plan (“the Plan”). The long-term compensation structure is intended to align the employee’s performance with the long-term performance of our unitholders. Under the Plan, certain named employees who participate shall be entitled to receive a pro rata share of an amount in cash equal to:

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

In fiscal 2012, the Board of Directors adopted certain amendments (the “Plan Amendments”) to the Plan. Under the Plan Amendments, the number and identity of the Plan participants and their participation interests in the Plan have been frozen at the current levels. In addition, under the Plan Amendments, the plan benefits (to the extent vested) may be transferred upon the death of a participant to his or her heirs. A participant’s vested percentage of his or her plan benefits will be 100% during the time a participant is an employee or consultant of the Company. Following the termination of such positions, a participant’s vested percentage is equal to 20% for each full or partial year of employment or consultation with the Company starting with the fiscal year ended September 30, 2012 (33 1/3% in the case of the Company’s chief executive officer at that time).

The Company distributed to management and the general partner Incentive Distributions of approximately $1,199,000 during fiscal 2018, $963,000 during fiscal 2017, and $795,000 during fiscal 2016. Included in these amounts for fiscal 2018, 2017, and 2016, were distributions under the management incentive compensation plan of $600,000, $481,000, and $397,000, respectively, of which named executive officers received approximately $267,082 during fiscal 2018, $214,378 during fiscal 2017, and $177,034 during fiscal 2016. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its general partner units within the next twelve months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

Multiemployer Pension Plans

At September 30, 2018, approximately 43% of our employees were covered by collective bargaining agreements and approximately 9% of our employees are in collective bargaining agreements that are up for renewal within the next fiscal year. We contribute to various multiemployer union administered pension plans under the terms of collective bargaining agreements that provide for such plans for covered union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the remaining participating employers may be required to bear the unfunded obligations of the plan. If we choose to stop participating in a multiemployer plan, we may be required to pay a withdrawal liability in part based on the underfunded status of the plan.

The following table outlines our participation and contributions to multiemployer pension plans for the periods ended September 30, 2018, 2017, and 2016. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act Zone Status for 2018 and 2017 relates to the plans’ two most recent fiscal year-ends, based on information received from the plans as reported on their Form 5500 Schedule MB. Among other factors, plans in the red zone are generally less than 65 percent funded and are designated as critical or critical and declining, plans in the yellow zone are less than 80 percent funded and are designated as endangered, and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Certain plans have been aggregated in the All Other Multiemployer Pension Plans line of the following table, as our participation in each of these individual plans is not significant.

For the Westchester Teamsters Pension Fund, Local 553 Pension Fund and Local 463 Pension Fund, we provided more than 5 percent of the total plan contributions from all employers for 2018 and 2017, and for the Westchester Teamsters Pension Fund and Local 553 Pension Fund we provided more than 5 percent of the total plan contributions from all employers for 2016, as disclosed in the respective plan’s Form 5500. The collective bargaining agreements of these plans require contributions based on the hours worked and there are no minimum contributions required.

		Pension Protection Act Zone Status		FIP / RP Status	Partnership Contributions (in thousands)
Pension Fund	EIN / Pension Plan Number	2018	2017	Pending / Implemented	2018	2017	2016	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreements
New England Teamsters and Trucking Industry Pension Fund	04-6372430 / 001	Red	Red	Yes / Implemented	$2,455	$2,621	$2,507	No	9/30/18 to 4/30/2021
Westchester Teamsters Pension Fund	13-6123973 / 001	Green	Green	N/A	846	924	865	No	1/31/19 to 12/31/19
Local 553 Pension Fund	13-6637826 / 001	Green	Green	N/A	2,888	2,780	2,645	No	12/15/19 to 1/15/20
Local 463 Pension Fund	11-1800729 / 001	Green	Green	N/A	145	150	148	No	2/28/2020
All Other Multiemployer Pension Plans					2,807	2,465	2,218
				Total Contributions	$9,141	$8,940	$8,383

Agreement with the New England Teamsters and Trucking Industry Pension Fund

In fiscal 2015, the Teamsters ratified an agreement among certain subsidiaries of the Company and the New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”), a multiemployer pension plan in which such subsidiaries participate, providing for the Company’s participating subsidiaries to withdraw from the NETTI Fund’s original employer pool and enter the NETTI Fund’s new employer pool. The withdrawal from the original employer pool triggered an undiscounted withdrawal obligation of $48.0 million that is to be paid in equal monthly installments over 30 years, or $1.6 million per year.

The NETTI Fund includes over two hundred of our current employees and has been classified as carrying “red zone” status, meaning that the value of NETTI Fund’s assets are less than 65% of the actuarial value of the NETTI Fund’s benefit obligations.

As of September 30, 2018, we had $0.2 million and $17.1 million balances included in the captions accrued expenses and other current liabilities and other long-term liabilities, respectively, on our consolidated balance sheet representing the remaining balance of the NETTI withdrawal liability. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI withdrawal liability as of September 30, 2018 was $21.4 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

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

Effective September 30, 2018, the Company adopted the Society of Actuaries 2018 Mortality Tables Report and Improvement Scale, which updated the mortality assumptions that private defined benefit retirement plans in the United States use in the actuarial valuations that determine a plan sponsor’s pension obligations. The updated mortality data reflects higher mortality improvement than assumed in the Society of Actuaries 2017 Mortality Table Report and Improvement Scale, and affected plans generally expect the value of the actuarial obligations to decrease, depending on the specific demographic characteristics of the plan participants and the types of benefits.

The following table provides the net periodic benefit cost for the period, a reconciliation of the changes in the Plan assets, projected benefit obligations, and the amounts recognized in other comprehensive income and accumulated other comprehensive income at the dates indicated using a measurement date of September 30 (in thousands):

						Gross Pension
	Net Periodic		Fair			Related
	Pension		Value of			Accumulated
	Cost in		Pension	Projected	Other	Other
	Income		Plan	Benefit	Comprehensive	Comprehensive
Debit / (Credit)	Statement	Cash	Assets	Obligation	(Income) / Loss	Income
Fiscal Year 2016
Beginning balance			$63,788	$(67,121)		$24,771
Interest cost	2,622			(2,622)
Actual return on plan assets	(8,595)		8,595
Employer contributions		(17)	17
Benefit payments			(4,124)	4,124
Investment and other expenses	(362)			362
Difference between actual and expected return on plan assets	5,579				(5,579)
Anticipated expenses	319			(319)
Actuarial gain				(5,103)	5,103
Amortization of unrecognized net actuarial loss	2,591				(2,591)
Annual cost/change	$2,154	$(17)	4,488	(3,558)	$(3,067)	(3,067)
Ending balance			$68,276	$(70,679)		$21,704
Funded status at the end of the year				$(2,403)
Fiscal Year 2017
Interest cost	2,251			(2,251)
Actual return on plan assets	(1,473)		1,473
Employer contributions		(505)	505
Benefit payments			(4,578)	4,578
Investment and other expenses	(455)			455
Difference between actual and expected return on plan assets	(1,232)				1,232
Anticipated expenses	341			(341)
Actuarial loss				2,457	(2,457)
Amortization of unrecognized net actuarial loss	2,131				(2,131)
Annual cost/change	$1,563	$(505)	(2,600)	4,898	$(3,356)	(3,356)
Ending balance			$65,676	$(65,781)		$18,348
Funded status at the end of the year				$(105)
Fiscal Year 2018
Interest cost	2,279			(2,279)
Actual return on plan assets	942		(942)
Employer contributions		(1,653)	1,653
Benefit payments			(4,463)	4,463
Investment and other expenses	(394)			394
Difference between actual and expected return on plan assets	(3,705)				3,705
Anticipated expenses	328			(328)
Actuarial loss				3,989	(3,989)
Amortization of unrecognized net actuarial loss	1,791				(1,791)
Annual cost/change	$1,241	$(1,653)	(3,752)	6,239	$(2,075)	(2,075)
Ending balance			$61,924	$(59,542)		$16,273
Funded status at the end of the year				$2,382

At September 30, 2018 the amounts included in the balance sheet in deferred charges and other assets were $2.4 million, and at September 30, 2017 the amounts included on the balance sheet in other long-term liabilities were $0.1 million.

The $16.3 million net actuarial loss balance at September 30, 2018 for the two frozen defined benefit pension plans in accumulated other comprehensive income will be recognized and amortized into net periodic pension costs as an actuarial loss in future years. The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year is $1.8 million.

	September 30,
Weighted-Average Assumptions Used in the Measurement of the Partnership’s Benefit Obligation	2018	2017	2016
Discount rate at year end date	4.15%	3.60%	3.30%
Expected return on plan assets for the year ended	4.86%	4.80%	5.50%
Rate of compensation increase	N/A	N/A	N/A

The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets determined using fair value.

The Company’s expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held, and the current economic environment. For fiscal year 2019, the Company’s assumption for return on plan assets will be 4.7% per annum.

The discount rate used to determine net periodic pension expense for fiscal year 2018, 2017, and 2016 was 4.15%, 3.60%,  and 3.30%, , respectively. The discount rate used by the Company in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments.

The Plan’s objectives are to have the ability to pay benefit and expense obligations when due, to maintain the funded ratio of the Plan, to maximize return within reasonable and prudent levels of risk in order to minimize contributions and charges to the profit and loss statement, and to control costs of administering the Plan and managing the investments of the Plan. The target asset allocation of the Plan (currently 90% domestic fixed income, 7% domestic equities and 2% international equities and 1% cash and cash equivalents) is based on a long-term perspective, and as the Plan gets closer to being fully funded, the allocations have been adjusted to lower volatility from equity holdings.

The Company had no Level 2 or Level 3 pension plan assets during the two years ended September 30, 2018. The fair values and percentage of the Company’s pension plan assets by asset category are as follows (in thousands):

	September 30,
	2018		2017
		Concentration		Concentration
Asset Category	Level 1	Percentage	Level 1	Percentage
Corporate and U.S. government bond fund (1)	$55,908	90%	$52,735	80%
U.S. large-cap equity (1)	4,566	7%	9,270	14%
International equity (1)	1,129	2%	3,063	5%
Cash	321	1%	608	1%
Total	$61,924	100%	$65,676	100%

(1)	Represent investments in Vanguard funds that seek to replicate the asset category description.

The Company is not obligated to make a minimum required contribution in fiscal year 2019, and currently does not expect to make an optional pension contribution.

Expected benefit payments over each of the next five years will total approximately $4.4 million per year. Expected benefit payments for the five years thereafter will aggregate approximately $19.0 million.

14) Income Taxes

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

Given the significance and complexity of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118, which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.  As of September, 30, 2018 the accounting for the income tax effects of the Tax Reform Act has been completed.  The re-measurement of the deferred tax assets and liabilities resulted in an $11.1 million discrete tax benefit recorded as of September 30, 2018.

Income tax expense is comprised of the following for the indicated periods (in thousands):

	Years Ended September 30,
	2018	2017	2016
Current:
Federal	$(6,067)	$7,578	$18,724
State	(1,016)	2,664	5,344
Deferred
Federal	11,052	8,775	7,485
State	3,633	1,359	2,185
	$7,602	$20,376	$33,738

The provision for income taxes differs from income taxes computed at the Federal statutory rate as a result of the following (in thousands):

	Years Ended September 30,
	2018	2017	2016
Income from continuing operations before taxes	$63,107	$47,276	$78,672
Provision for income taxes:
Tax at Federal statutory rate	$17,266	$16,546	$27,535
Effect of the tax reform on deferred taxes	(11,101)	—	—
Impact of Partnership loss not subject to federal income taxes	53	741	477
State taxes net of federal benefit	1,864	3,170	5,672
Permanent differences	99	89	80
Change in valuation allowance net of effect of the tax reform	107	115	26
Other	(686)	(285)	(52)
	$7,602	$20,376	$33,738

The Tax at Federal statutory rate is determined based on income from continuing operations before tax and the enacted Federal statutory rate.  For fiscal 2016, 2017, and first quarter of fiscal 2018 the Federal statutory rate was

35%.  For the remainder of fiscal 2018 the Federal statutory rate was 21%.  In fiscal 2018 income from continuing operations before tax was $28.7 million in the first quarter, and $34.4 million for the remainder of the fiscal year.

The components of the net deferred taxes for the years ended September 30, 2018 and September 30, 2017 using current tax rates are as follows (in thousands):

	September 30,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$6,647	$5,374
Vacation accrual	2,658	3,542
Pension accrual	4,425	7,455
Allowance for bad debts	2,226	2,166
Insurance accrual	2,425	19,914
Inventory capitalization	350	895
Other, net	1,382	2,242
Total deferred tax assets	20,113	41,588
Valuation allowance	(3,980)	(3,168)
Net deferred tax assets	$16,133	$38,420
Deferred tax liabilities:
Property and equipment	$9,783	$8,001
Fair value of derivative instruments	4,673	1,683
Intangibles	22,883	34,876
Total deferred tax liabilities	$37,339	$44,560
Net deferred taxes	$(21,206)	$(6,140)

In order to fully realize the net deferred tax assets, the Company’s corporate subsidiaries will need to generate future taxable income. A valuation allowance is recognized if, based on the weight of available evidence including historical tax losses, it is more likely than not that some or all of deferred tax assets will not be realized. The net change in the total valuation allowance for the fiscal year ended September 30, 2018 was an increase of $0.8 million, the majority of which relates to the effect of tax reform on deferred taxes. The net change in the total valuation allowance for the fiscal year ended September 30, 2017 was an increase of $0.1 million. Based upon a review of a number of factors and all available evidence, including recent historical operating performance, the expectation of sustainable earnings, and the confidence that sufficient positive taxable income will continue in all tax jurisdictions for the foreseeable future, management concludes for the year ended September 30, 2018, it is more likely than not that the Company will realize the full benefit of its deferred tax assets, net of existing valuation allowance at September 30, 2018.

As of January 1, 2018, the Company had State tax effected net operating loss carry forwards (“NOLs”) of approximately $3.7 million after consideration of valuation allowances.  The State NOLs, which will expire between 2023 and 2037, are generally available to offset any future taxable income in certain states

FASB ASC 740-10-05-6 Income Taxes, Uncertain Tax Position, provides financial statement accounting guidance for uncertainty in income taxes and tax positions taken or expected to be taken in a tax return. At September 30, 2018, we did not have unrecognized income tax benefits.

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

15) Lease Commitments

The Company has entered into certain operating leases for office space, trucks and other equipment. The future minimum rental commitments at September 30, 2018 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2019	21,548
2020	19,351
2021	16,808
2022	13,133
2023	10,035
Thereafter	46,679
Total future minimum lease payments	$127,554

Rent expense for the fiscal years ended September 30, 2018, 2017, and 2016, was $23.3 million, $21.4 million, and $19.7 million, respectively.

16) Supplemental Disclosure of Cash Flow Information

	Years Ended September 30,
(in thousands)	2018	2017	2016
Cash paid during the period for:
Income taxes, net	$2,569	$4,434	$22,570
Interest	$8,925	$7,814	$7,785

17) Commitments and Contingencies

On April 18, 2017, a civil action was filed in the United States District Court for the Eastern District of New York, entitled M. Norman Donnenfeld v. Petro, Inc., Civil Action Number 2:17-cv-2310-JFB-SIL, against Petro, Inc. By amended complaint filed on August 15, 2017, the Plaintiff alleges he did not receive expected contractual benefits under his protected price plan contract when oil prices fell and asserts various claims for relief including breach of contract, violation of the New York General Business Law and fraudulent inducement. The Plaintiff also seeks to have a class certified of similarly situated Petro customers who entered into protected price plan contracts and were denied the same contractual benefits. No class has yet been certified in this action. The Plaintiff seeks compensatory, punitive and other damages in unspecified amounts.   On September 15, 2017, Petro filed a motion to dismiss the amended complaint as time-barred and for failure to state a cause of action.  On September 12, 2018, the district court granted in part and denied in part Petro's motion to dismiss.  The district court dismissed the Plaintiff's claims for breach of the covenant of good faith and fair dealing and fraudulent inducement, but declined to dismiss the Plaintiff's remaining claims.  The district court granted the Plaintiff leave to amend to attempt to replead his fraudulent inducement claim.  On October 10, 2018, the Plaintiff filed a second amended complaint.  The second amended complaint attempts to replead a fraudulent inducement claim and is otherwise substantially similar or identical to the prior complaint.  On November 13, 2018, Petro moved to dismiss the fraudulent inducement and unjust enrichment claims in the second amended complaint.  Oral argument on Petro's motion is set for January 9, 2019.  The Company believes the allegations lack merit and intends to vigorously defend the action; at this time we cannot assess the potential outcome or materiality of this matter.

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

18) Earnings per Limited Partner Units

The following table presents the net income allocation and per unit data in accordance with FASB ASC 260-10-45-60 Earnings per Share, Master Limited Partnerships (EITF 03-06):

Basic and Diluted Earnings Per Limited Partner:	Years Ended September 30,
(in thousands, except per unit data)	2018	2017	2016
Net income	$55,505	$26,900	$44,934
Less General Partners’ interest in net income	314	156	252
Net income available to limited partners	55,191	26,744	44,682
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60 *	6,340	914	4,534
Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$48,851	$25,830	$40,148
Per unit data:
Basic and diluted net income available to limited partners	$1.01	$0.48	$0.78
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60 *	0.12	0.02	0.08
Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$0.89	$0.46	$0.70
Weighted average number of Limited Partner units outstanding	54,764	55,888	57,022

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

19) Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
(in thousands - except per unit data)	2017	2018	2018	2018	Total
Sales	$436,834	$684,031	$327,354	$229,618	$1,677,837
Gross profit for product, installation and service	124,499	216,079	79,377	43,387	463,342
Operating income (loss)	31,066	85,473	(8,817)	(41,654)	66,068
Income (loss) before income taxes	28,670	82,783	(11,421)	(36,925)	63,107
Net income (loss)	30,182	54,778	(8,005)	(21,450)	55,505
Limited Partner interest in net income (loss)	30,007	54,459	(7,956)	(21,319)	55,191
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.45	$0.81	$(0.15)	(0.40)	$0.89

	Three Months Ended
	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
(in thousands - except per unit data)	2016	2017	2017	2017	Total
Sales	$384,118	$532,052	$225,801	$181,584	$1,323,555
Gross profit for product, installation and service	118,038	184,685	63,309	42,467	408,499
Operating income (loss)	33,237	69,032	(19,811)	(27,126)	55,332
Income (loss) before income taxes	31,138	66,996	(21,766)	(29,092)	47,276
Net income (loss)	18,275	39,704	(13,332)	(17,747)	26,900
Limited Partner interest in net income (loss)	18,170	39,471	(13,253)	(17,644)	26,744
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.28	$0.59	$(0.24)	$(0.32)	$0.46

(a)

The sum of the quarters do not add-up to the total due to the weighting of Limited Partner Units outstanding, rounding or the theoretical effects of FASB ASC 260-10-45-60 to Master Limited Partners earnings per unit.

20) Subsequent Events

Quarterly Distribution Declared

In October 2018, we declared a quarterly distribution of $0.1175 per unit, or $0.47 per unit on an annualized basis, on all Common Units with respect to the fourth quarter of fiscal 2018, paid on November 6, 2018, to holders of record on October 29, 2018. The amount of distributions in excess of the minimum quarterly distribution of $0.0675, were distributed in accordance with our Partnership Agreement, subject to management incentive compensation plan. As a result, $6.2 million was paid to the Common Unit holders, $0.2 million to the General Partner unit holders (including $0.17 million of incentive distribution as provided in our Partnership Agreement) and $0.2 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	September 30,
(in thousands)	2018	2017
Balance Sheets
ASSETS
Current assets
Cash and cash equivalents	$54	$54
Prepaid expenses and other current assets	217	207
Total current assets	271	261
Investment in subsidiaries (a)	309,541	306,016
Total Assets	$309,812	$306,277
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accrued expenses	$27	$209
Total current liabilities	27	209
Partners’ capital	309,785	306,068
Total Liabilities and Partners’ Capital	$309,812	$306,277

(a)	Investments in Star Acquisitions, Inc. and subsidiaries are recorded in accordance with the equity method of accounting.

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2018	2017	2016
Statements of Operations
Revenues	$—	$—	$—
General and administrative expenses	1,647	2,116	1,363
Operating loss	(1,647)	(2,116)	(1,363)
Net loss before equity income	(1,647)	(2,116)	(1,363)
Equity income of Star Acquisitions Inc. and subs	57,152	29,016	46,297
Net income	$55,505	$26,900	$44,934

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2018	2017	2016
Statements of Cash Flows
Cash flows provided by operating activities:
Net cash provided by operating activities (a)	$52,317	$24,052	$35,109
Cash flows provided by investing activities:
Net cash provided by investing activities	—	—	—
Cash flows used in financing activities:
Distributions	(25,603)	(24,322)	(23,092)
Unit repurchase	(26,714)	—	(12,017)
Net cash used in financing activities	(52,317)	(24,322)	(35,109)
Net decrease in cash	—	(270)	—
Cash and cash equivalents at beginning of period	54	324	324
Cash and cash equivalents at end of period	$54	$54	$324

(a) Includes distributions from subsidiaries	$52,317	$24,052	$35,109

STAR GROUP, L.P. AND SUBSIDIARIES

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2018, 2017, 2016

(in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs & Expenses	Other Changes Add (Deduct)		Balance at End of Year
2018	Allowance for doubtful accounts	$5,540	$6,283	$(3,821)	(a)	$8,002
2017	Allowance for doubtful accounts	$4,419	$1,639	$(518)	(a)	$5,540
2016	Allowance for doubtful accounts	$6,713	$(639)	$(1,655)	(a)	$4,419

(a)	Bad debts written off (net of recoveries).