Form 10-Q
period 2018-12-31
STAR GROUP, L.P.
filed 2019-02-05
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At January 31, 2019, the registrant had 51,973,004 Common Units outstanding.

STAR GROUP, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2018	2018
(in thousands)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$23,789	$14,531
Receivables, net of allowance of $8,253 and $8,002, respectively	226,692	132,668
Inventories	76,565	56,377
Fair asset value of derivative instruments	-	17,710
Prepaid expenses and other current assets	48,657	35,451
Total current assets	375,703	256,737
Property and equipment, net	88,742	87,618
Goodwill	228,436	228,436
Intangibles, net	94,119	98,444
Restricted cash	250	250
Investments (1)	50,253	45,419
Deferred charges and other assets, net	18,774	13,067
Total assets	$856,277	$729,971
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$44,585	$35,796
Revolving credit facility borrowings	92,500	1,500
Fair liability value of derivative instruments	18,065	-
Current maturities of long-term debt	10,000	7,500
Accrued expenses and other current liabilities	127,610	116,436
Unearned service contract revenue	68,832	60,700
Customer credit balances	47,137	61,256
Total current liabilities	408,729	283,188
Long-term debt	89,331	91,780
Deferred tax liabilities, net	24,367	21,206
Other long-term liabilities	24,585	24,012
Partners’ capital
Common unitholders	328,633	329,129
General partner	(1,416)	(1,303)
Accumulated other comprehensive loss, net of taxes	(17,952)	(18,041)
Total partners’ capital	309,265	309,785
Total liabilities and partners’ capital	$856,277	$729,971

(1)	See Note 2 – Investments

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
(in thousands, except per unit data - unaudited)	2018	2017
Sales:
Product	$458,707	$366,734
Installations and services	76,320	70,100
Total sales	535,027	436,834
Cost and expenses:
Cost of product	306,226	242,780
Cost of installations and services	74,317	69,555
(Increase) decrease in the fair value of derivative instruments	31,039	(11,400)
Delivery and branch expenses	102,673	91,204
Depreciation and amortization expenses	7,745	7,741
General and administrative expenses	7,815	6,651
Finance charge income	(851)	(763)
Operating income	6,063	31,066
Interest expense, net	(2,516)	(2,087)
Amortization of debt issuance costs	(259)	(309)
Income before income taxes	3,288	28,670
Income tax expense (benefit)	973	(1,512)
Net income	$2,315	$30,182
General Partner’s interest in net income	15	175
Limited Partners’ interest in net income	$2,300	$30,007

Basic and diluted income per Limited Partner Unit (1):	$0.04	$0.45
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	52,905	55,888

(1)	See Note 15 - Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,
(in thousands - unaudited)	2018	2017
Net income	$2,315	$30,182
Other comprehensive income:
Unrealized gain on pension plan obligation (1)	454	448
Tax effect of unrealized gain on pension plan obligation	(124)	(135)
Unrealized gain on investments	389	—
Tax effect of unrealized gain on investments	(82)	—
Unrealized loss on interest rate hedges	(745)	—
Tax effect of unrealized loss on interest rate hedges	197	—
Total other comprehensive income	89	313
Total comprehensive income	$2,404	$30,495

(1)	This item is included in the computation of net periodic pension cost.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2018	53,088	326	$329,129	$(1,303)	$(18,041)	$309,785
Impact from adoption of ASU No. 2014-09	—	—	9,164	60	—	9,224
Net income	—	—	2,300	15	—	2,315
Unrealized gain on pension plan obligation	—	—	—	—	454	454
Tax effect of unrealized gain on pension plan	—	—	—	—	(124)	(124)
Unrealized gain on investments	—	—	—	—	389	389
Tax effect of unrealized gain on investments	—	—	—	—	(82)	(82)
Unrealized loss on interest rate hedges	—	—	—	—	(745)	(745)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	197	197
Distributions	—	—	(6,225)	(188)	—	(6,413)
Retirement of units (1)	(599)	—	(5,735)	—	—	(5,735)
Balance as of December 31, 2018 (unaudited)	52,489	326	$328,633	$(1,416)	$(17,952)	$309,265

(1)	See Note 4 – Common Unit Repurchase and Retirement.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
(in thousands - unaudited)	2018	2017
Cash flows provided by (used in) operating activities:
Net income	$2,315	$30,182
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	31,039	(11,400)
Depreciation and amortization	8,004	8,050
Provision for losses on accounts receivable	1,529	311
Change in deferred taxes	(616)	(2,740)
Changes in operating assets and liabilities:
Increase in receivables	(95,743)	(96,193)
Increase in inventories	(20,187)	(11,886)
Increase in other assets	(3,235)	(12,411)
Increase in accounts payable	8,206	27,158
Decrease in customer credit balances	(14,120)	(14,294)
Increase in other current and long-term liabilities	19,917	19,987
Net cash used in operating activities	(62,891)	(63,236)
Cash flows provided by (used in) investing activities:
Capital expenditures	(4,025)	(3,604)
Proceeds from sales of fixed assets	644	88
Purchase of investments (1)	(4,456)	(34,151)
Acquisitions	(275)	(224)
Net cash used in investing activities	(8,112)	(37,891)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	92,500	79,149
Term loan repayments	-	(2,500)
Distributions	(6,413)	(6,302)
Unit repurchases	(5,735)	-
Customer retainage payments	(57)	(539)
Payments of debt issue costs	(34)	-
Net cash provided by financing activities	80,261	69,808
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,258	(31,319)
Cash, cash equivalents, and restricted cash at beginning of period	14,781	52,708
Cash, cash equivalents, and restricted cash at end of period	$24,039	$21,389

(1)	See Note 2 – Investments.

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

The Company is organized as follows:

•

Star is a limited partnership, which at December 31, 2018, had outstanding 52.5 million Common Units (NYSE: “SGU”), representing a 99.4% limited partner interest in Star, and 0.3 million general partner units, representing a 0.6% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).  Since November 1, 2017, Star Group elected to be treated as a corporation for Federal income tax purposes, so Star Group and its subsidiaries are subject to Federal and state corporate income taxes.

•

Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast, Central and Southeast region retail distributor of home heating oil and propane that at December 31, 2018 served approximately 458,000 residential and commercial home heating oil and propane customers. Petro also sells diesel, gasoline and home heating oil to approximately 80,000 customers on a delivery only basis. We installed, maintained, and repaired heating and air conditioning equipment and to a lesser extent provided these services outside our heating oil and propane customer base including approximately 17,000 service contracts for natural gas and other heating systems. In addition, we provided home plumbing services to approximately 21,000 customers.

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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Company’s business, the results of operations and cash flows for the three month period ended December 31, 2018 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive Income

Comprehensive income is comprised of Net income and Other comprehensive income. Other comprehensive income consists of the unrealized gain amortization on the Company’s pension plan obligation for its two frozen defined benefit pension plans, unrealized gain (loss) on available-for-sale investments, unrealized gain (loss) on interest rate hedge and the corresponding tax effects.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. At December 31, 2018, the $24.0 million of cash, cash equivalents, and restricted cash on the condensed consolidated statement of cash flows is composed of $23.8 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2018, the $14.8 million of cash, cash equivalents, and restricted cash on the condensed consolidated statements of cash flow is composed of $14.5 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

Investments

At December 31, 2018, captive insurance collateral is comprised of $49.7 million of Level 1 debt securities measured at fair value and $0.6 million of mutual funds measured at net asset value.  At September 30, 2018, the balance was comprised of $44.8 million of Level 1 debt securities measured at fair value and $0.6 million of mutual funds measured at net asset value. Unrealized gains and losses, net of related income taxes, are reported as accumulated other comprehensive gain (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in Interest expense, net, at which time the average cost basis of these securities are adjusted to fair value.

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

The Company entered into weather hedge contracts for fiscal years 2018, 2019, 2020 and 2021.  Under these contracts, we are entitled to receive a payment if the total number of degree days within the hedge period is less than the prior ten year average. The “Payment Thresholds,” or strikes, are set at various levels. In addition, we will be obligated to make a payment capped at $5.0 million if degree days exceed the prior ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year.  For fiscal 2019, 2020 and 2021 the maximum that the Company can receive annually is $12.5 million and the maximum that the Company would be obligated to pay annually is $5.0 million.  As of December 31, 2018, the Company recorded a charge of $2.0 million under this contract that increased delivery and branch expenses. As of December 31, 2017, the Company recorded a charge of $3.1 million under its contract which was later reduced. The Company ultimately paid $1.9 million in April 2018.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of December 31, 2018, we had $0.2 million and $17.1 million balances included in the captions Accrued expenses and other current liabilities and Other long-term liabilities, respectively, on our condensed consolidated balance sheet representing the remaining balance of the NETTI Fund withdrawal liability. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of December 31, 2018 was $17.8 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB has also issued several updates to ASU No. 2014-09. The Company adopted the ASU effective October 1, 2018 by using the modified retrospective method and recognized the cumulative effect of initially applying ASU No. 2014-09 as an adjustment to the opening balance of Partners’ Capital at October 1, 2018. The historical periods have not been adjusted and continue to be reported under ASC No. 605, Revenue Recognition.  We have applied the guidance in ASU No. 2014-09 retrospectively to all contracts and have elected not to account for significant financing components if the period between revenue recognition and when the customer pays for product, service, or equipment installation will be one year or less.  See further detail on the impact of the adoption on our condensed consolidated statement of operations and the balance sheet as of and for the three months ended December 31, 2018 at Note 3 – Revenue Recognition.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update addresses the issues of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The Company adopted the ASU effective October 1, 2018.  The adoption of ASU No. 2016-15 did not have an impact on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2019, with early adoption permitted. The Company adopted the ASU effective October 1, 2018.  The adoption of ASU No. 2017-01 did not have an impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The update requires all leases with a term greater than twelve months to be recognized on the balance sheet by calculating the discounted present value of such leases and accounting for them through a right-of-use asset and an offsetting lease liability, and the disclosure of key information pertaining to leasing arrangements. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2020, with early adoption permitted. The Company does not intend to early adopt. The Company is continuing to evaluate the effect that ASU No. 2016-02 could have on its consolidated financial statements and related disclosures, but has not yet selected a transition method. The new guidance will materially change how we account for operating leases for office space, trucks and other equipment. Upon adoption, we expect to recognize discounted right-of-use assets and offsetting lease liabilities related to our operating leases of office space, trucks and other equipment. As of December 31, 2018, the undiscounted future minimum lease payments through 2033 for such operating leases are approximately $131.3 million, but the amount of leasing activity expected between December 31, 2018, and the date of adoption, is currently unknown. For this reason we are unable to estimate the discounted right-of-use assets and lease liabilities as of the date of adoption.

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

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General: Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2021, with early adoption permitted. The Company is evaluating the effect that ASU No. 2018-14 will have on its consolidated financial statements and related disclosures, but has not determined the timing of adoption.

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

3) Revenue Recognition

Effective October 1, 2018 we adopted the requirements of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The adoption was not material to the financial statements presented. In accordance with the new revenue standard requirements, our condensed consolidated statement of operations and the consolidated balance sheet were impacted due to the deferment of commissions provided to Company employees that were previously expensed as incurred, the deferment of certain upfront credits provided to customers upon entering into a new annual product or service contract as contra-revenue that were previously expensed as incurred and recorded as delivery and branch expense, and the allocation of transaction price of certain combination of contracts that were previously accounted for as separate contracts.  The impact of adoption on our condensed consolidated statement of operations and balance sheet, as of and for the three months ended December 31, 2018 was as follows (in thousands):

	Three months ended December 31, 2018
Statement of Operations	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Sales:
Product	$458,707	$462,153	$(3,446)
Installations and services	76,320	74,794	1,526
Total Sales	535,027	536,947	(1,920)
Cost and Expenses:
Delivery and branch expenses	102,673	105,209	(2,536)
Operating income	6,063	5,447	616
Income before income taxes	3,288	2,672	616
Income tax expense	973	791	182
Net income	$2,315	$1,881	$434
General Partner's interest in net income	15	13	2
Limited Partner's interest in net income	$2,300	$1,868	$432

Basic and diluted income per Limited Partner Unit	$0.04	$0.04	$-

	December 31, 2018
Balance Sheet	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Prepaid expenses and other current assets	$48,657	$41,823	$6,834
Deferred charges and other assets, net	$18,774	$12,182	$6,592
Liabilities
Deferred tax liabilities, net	$24,367	$20,599	$3,768

Partners' capital
Common unitholders	$328,633	$319,037	$9,596
General partner	$(1,416)	$(1,478)	$62

The following disaggregates our revenue by major sources for the three months ended December 31, 2018:

	Three Months Ended December 31,
(in thousands)	2018	2017
Petroleum Products:
Home heating oil and propane	$364,202	$301,468
Other petroleum products	94,505	65,266
Total petroleum products	458,707	366,734
Installations and Services:
Equipment installations	29,983	27,344
Equipment maintenance service contracts	28,319	25,397
Billable call services	18,018	17,359
Total installations and services	76,320	70,100
Total Sales	$535,027	$436,834

Performance Obligations

Petroleum product revenues primarily consist of home heating oil and propane as well as diesel fuel and gasoline.  Revenue from petroleum products are recognized at the time of delivery to the customer when control is passed from the Company to the customer.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring control of the petroleum products.  Approximately 96% of our full service residential and commercial home heating oil customers automatically receive deliveries based on prevailing weather conditions.  We offer several pricing alternatives to our residential home heating oil customers, including a variable price (market based) option and a price-protected option, the latter of which either sets the maximum price or a fixed price that a customer will pay.

Equipment maintenance service contracts primarily cover heating, air conditioning, and natural gas equipment.  We generally do not sell equipment maintenance service contracts to heating oil customers that do not take delivery of product from us.  The service contract period of our equipment maintenance service contracts is generally one year or less.  Revenues from equipment maintenance service contracts are recognized into income over the terms of the respective service contracts, on a straight-line basis.  Our obligation to perform service is consistent through the duration of the contracts, and the straight-line basis of recognition is a faithful depiction of the transfer of our services.  To the extent that the Company anticipates that future costs for fulfilling its contractual obligations under its equipment service contracts will exceed the amount of deferred revenue currently attributable to these contracts, the Company recognizes a loss in current period earnings equal to the amount that anticipated future costs exceed related deferred revenues.

Revenue from billable call services (repairs, maintenance and other services including plumbing) and equipment installations (heating, air conditioning, and natural gas equipment) are recognized at the time that the work is performed.

Our standard payment terms are generally 30 days.  In addition, approximately 33% of our residential customers take advantage of our “smart pay” budget payment plan under which their estimated annual oil and propane deliveries and service contract billings are paid for in a series of equal monthly installments. Sales reported for product, installations and services exclude taxes assessed by various governmental authorities.

Contract Costs

We have elected to recognize incremental costs of obtaining a contract, other than new residential product and equipment maintenance service contracts, as an expense when incurred when the amortization period of the asset that we otherwise would have recognized is one year or less.  We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We only defer these costs when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as Delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate.  Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period, or five years.  Deferred contract costs are classified as current or non-current within Prepaid expenses and other current assets and Deferred charges and other assets, net, respectively.  At December 31, 2018 the amount of deferred contract costs included in Prepaid expenses and other current assets and Deferred charges and other assets, net was $3.7 million and $6.6 million, respectively.  We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the petroleum products and services related to the cost, less the expected costs related directly to providing those petroleum products and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the three months ended December 31, 2018.

Significant Judgements – Allocation of Transaction Price to Separate Performance Obligations

Our contracts with customers often include distinct performance obligations to transfer products and perform equipment maintenance services to a customer that should be accounted for separately.  Judgement is required to determine the stand-alone selling price for each distinct performance obligation.  We determine the stand-alone selling price using information that may include market conditions and other observable inputs and typically have more than one stand-alone selling price for petroleum products and equipment maintenance services due to the stratification of those products and services by geography and customer characteristics.

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts.  Our “smart pay” budget payment plans are annual and generally begin outside of the heating season.  We generally have received advanced amounts from customers on “smart pay” budget payment plans prior to the heating season, which are reduced as oil deliveries are made.  For customers that are not on “smart pay” budget payment plans, we generally receive the full contract amount for equipment service contracts with customers at the outset of the contracts.  Contract liabilities are recognized straight-line over the service contract period, generally one-year or less.  As of December 31, 2018 and September 30, 2018 the Company had contract liabilities of $118.6 million and $113.8 million, respectively.  During the three months ended December 31, 2018 the Company recognized $67.1 million of revenue that was included in the September 30, 2018 contract liability balance.

4) Common Unit Repurchase and Retirement

In July 2012, the Board adopted a plan to repurchase certain of the Company’s Common Units that was amended in fiscal 2018 (the “Repurchase Plan”).  Under the Repurchase Plan, as amended, the Board authorized the repurchase of 10.9 million Common Units, of which, 8.4 million were available for the Company to repurchase in open market transactions, and 2.5 million were available for repurchase in privately-negotiated transactions.  As of the end of the first fiscal quarter of 2019, the Company repurchased approximately 6.1 million Common Units in open market transactions under the Repurchase Plan and 4.8 million total Common Units remain available for repurchase.  There is no guarantee of the exact number of units that will be purchased under the program and the Company may discontinue purchases at any time. The program does not have a time limit. The Board may also approve additional purchases of units from time to time in private transactions. The Company’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the Common Units purchased in the repurchase program will be retired.

Under the Company’s fourth amended and restated credit agreement dated July 2, 2018, in order to repurchase Common Units we must maintain Availability (as defined in the amended and restated credit agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase.  The Company was in compliance with this covenant as of December 31, 2018.

The following table shows repurchases under the Repurchase Plan.

(in thousands, except per unit amounts) Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2018 total	7,937	$7.11	5,493	5,359

October 2018	151	$9.70	151	5,208
November 2018	182	$9.71	182	5,026
December 2018	266	$9.41	266	4,760
First quarter fiscal year 2019 total	599	$9.57	599	4,760

January 2019	516	$9.39	516	4,244	(b)

(a)	Amount includes repurchase costs.
(b)

Of the total available for repurchase, approximately 1.7 million are available for repurchase in open market transactions and 2.5 million are available for repurchase in privately-negotiated transactions.

5) Investments

The Company considers all of its investments to be available-for-sale. Investments at December 31, 2018 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$416	$—	$—	$416
U.S. Government Sponsored Agencies	16,208	—	(55)	16,153
Corporate Debt Securities	29,344	—	(701)	28,643
Foreign Bonds and Notes	5,100	—	(59)	5,041
Total	$51,068	$—	$(815)	$50,253

Investments at September 30, 2018 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$350	$—	$—	$350
U.S. Government Sponsored Agencies	10,735	—	(192)	10,543
Corporate Debt Securities	30,427	—	(928)	29,499
Foreign Bonds and Notes	5,111	—	(84)	5,027
Total	$46,623	$—	$(1,204)	$45,419

Maturities of investments were as follows at December 31, 2018 (in thousands):

Net Carrying Amount
Due within one year	$4,455
Due after one year through five years	28,902
Due after five years through ten years	16,896
Total	$50,253

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

As of December 31, 2018, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 14.0 million gallons of swap contracts, 7.9 million gallons of call options, 6.4 million gallons of put options, and 92.4 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of December 31, 2018, had 18.3 million gallons of long future contracts, and 41.2 million gallons of short future contracts that settle in future months.  To hedge its internal fuel usage and other related activities for fiscal 2019, the Company, as of December 31, 2018, had 4.3 million gallons of swap contracts and 2.0 million gallons of short swap contracts that settle in future months.

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

In August 2018, the Company entered into interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $50.0 million, or 50%, of our long term debt.  The Company has designated its interest rate swap agreements as cash flow hedging derivatives.  To the extent these derivative instruments are effective and the standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings.  As of December 31, 2018, the fair value of the swap contracts was ($0.7) million. As of September 30, 2018, the fair value of the swap contracts was $39 thousand. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Regions Financial Corporation, Toronto-Dominion Bank and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At December 31, 2018, the aggregate cash posted as collateral in the normal course of business at counterparties was $3.0 million and recorded in prepaid expense and other current assets. Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of December 31, 2018, $20.2 million of hedge positions and payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at December 31, 2018
Commodity contracts	Fair liability value of derivative instruments	$38,247	$—	$38,247
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net and other long-term liabilities, net balance	2,193	—	2,193
Commodity contract assets at December 31, 2018		$40,440	$—	$40,440
Liability Derivatives at December 31, 2018
Commodity contracts	Fair liability value of derivative instruments	$(56,312)	$—	$(56,312)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balance	(2,445)	—	(2,445)
Commodity contract liabilities at December 31, 2018		$(58,757)	$—	$(58,757)
Asset Derivatives at September 30, 2018
Commodity contracts	Fair asset value of derivative instruments	$17,710	$—	$17,710
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	906	—	906
Commodity contract assets September 30, 2018		$18,616	$—	$18,616
Liability Derivatives at September 30, 2018
Commodity contracts	Fair liability and fair asset value of derivative instruments	$—	$—	$—
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net balance	(103)	—	(103)
Commodity contract liabilities September 30, 2018		$(103)	$—	$(103)

The Company’s derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$—	$—	$—	$—	$—	$—
Long-term derivative assets included in deferred charges and other assets, net	17	(14)	3	—	—	3
Fair liability value of derivative instruments	38,247	(56,312)	(18,065)	—	—	(18,065)
Long-term derivative liabilities included in other long-term liabilities, net	2,176	(2,431)	(255)	—	—	(255)
Total at December 31, 2018	$40,440	$(58,757)	$(18,317)	$—	$—	$(18,317)
Fair asset value of derivative instruments	$17,710	$—	$17,710	$—	$—	$17,710
Long-term derivative assets included in other long-term assets, net	906	(103)	803	—	—	803
Fair liability value of derivative instruments	—	—	—	—	—	—
Long-term derivative liabilities included in other long-term liabilities, net	—	—	—	—	—	—
Total at September 30, 2018	$18,616	$(103)	$18,513	$—	$—	$18,513

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017
Commodity contracts	Cost of product (a)	$(6,152)	$184
Commodity contracts	Cost of installations and service (a)	$247	$(582)
Commodity contracts	Delivery and branch expenses (a)	$166	$(1,229)
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$31,039	$(11,400)

(a)	Represents realized closed positions and includes the cost of options as they expire.
(b)	Represents the change in value of unrealized open positions and expired options.

7) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	December 31, 2018	September 30, 2018
Product	$54,631	$34,618
Parts and equipment	21,934	21,759
Total inventory	$76,565	$56,377

8) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	December 31, 2018	September 30, 2018
Property and equipment	$212,555	$210,581
Less: accumulated depreciation	123,813	122,963
Property and equipment, net	$88,742	$87,618

9) Business Combinations

During the first quarter of the fiscal year 2019, the Company acquired a propane dealer for an aggregate purchase price of approximately $0.5 million; $0.3 million in cash and $0.2 million in deferred liabilities.  The acquired company’s operating results are included in the Company’s consolidated financial statements, and are not material to the Company’s financial condition, results of operations, or cash flows.

10) Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	December 31, 2018			September 30, 2018
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$359,073	$284,098	$74,975	$358,776	$279,990	$78,786
Trade names and other intangibles	32,739	13,595	19,144	32,739	13,081	19,658
Total	$391,812	$297,693	$94,119	$391,515	$293,071	$98,444

Amortization expense for intangible assets was $4.6 million for the three months ended December 31, 2018, compared to $4.7 million for the three months ended December 31, 2017.

11) Long-Term Debt and Bank Facility Borrowings

The Company’s debt is as follows (in thousands):

	December 31,		September 30,
	2018		2018
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$92,500	$92,500	$1,500	$1,500
Senior Secured Term Loan (b)	99,331	100,000	99,280	100,000
Total debt	$191,831	$192,500	$100,780	$101,500
Total short-term portion of debt	$102,500	$102,500	$9,000	$9,000
Total long-term portion of debt	$89,331	$90,000	$91,780	$92,500

(a)	The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)	Carrying amounts are net of unamortized debt issuance costs of $0.7 million as of December 31, 2018 and September 30, 2018.

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

All amounts outstanding under the fourth amended and restated revolving credit facility become due and payable on the facility termination date of July 2, 2023. The Term Loan is repayable in quarterly payments of $2.5 million with the first payment made on January 2, 2019, plus an annual payment equal to 25% of the annual Excess Cash Flow as defined in the agreement (an amount not to exceed $15 million annually), less certain voluntary prepayments made during the year, with final payment at maturity.

The interest rate on the fourth amended and restated revolving credit facility and the Term Loan is based on a margin over LIBOR or a base rate. At December 31, 2018, the effective interest rate on the Term Loan was approximately 5.8% and the effective interest rate on revolving credit facility borrowings was approximately 5.1%. At September 30, 2018, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 5.2% and 3.8%, respectively.

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

At December 31, 2018, $100.0 million of the Term Loan was outstanding, $92.5 million was outstanding under the revolving credit facility, $20.2 million hedge positions were secured under the credit agreement, and $7.1 million of letters of credit were issued and outstanding. At September 30, 2018, $100.0 million of the Term Loan was outstanding, $1.5 million was outstanding under the revolving credit facility, no hedge positions were secured under the credit agreement, and $7.1 million of letters of credit were issued and outstanding.

At December 31, 2018, availability was $180.3 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio. At September 30, 2018, availability was $189.0 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio.

12) Income Taxes

 The accompanying financial statements are reported on a fiscal year, however, the Company and its corporate subsidiaries file Federal and State income tax returns on a calendar year.

The current and deferred income tax expense (benefit) for the three months ended December 31, 2018, and 2017 are as follows:

	Three Months Ended
	December 31,
(in thousands)	2018	2017
Income before income taxes	$3,288	$28,670
Current tax expense	1,589	1,228

Deferred tax (benefit) expense	(616)	8,712
Deferred tax benefit - impact of tax reform	-	(11,452)
Total deferred tax benefit	(616)	(2,740)
Total tax expense (benefit)	$973	$(1,512)

The effective income tax rate increased from negative 5.3% for the three months ended December 31, 2017 to 29.6% for the three months ended December 31, 2018 due primarily to a provisional $11.5 million discrete tax benefit recorded as of December 31, 2017 that was not recorded as of December 31, 2018.  The discrete tax benefit resulted from the re-measurement of deferred tax liabilities as of December 31, 2017 due to the reduction of the Federal corporate income tax rate from 35% to 21% effective January 1, 2018 per the Tax Cuts and Jobs Act enacted in December 2017.  The Company’s net deferred tax liabilities will be realized at a lower statutory tax rate than when originally recorded.  Excluding the impact of the discrete tax benefit, our effective income tax rate decreased from 34.7% for the three months ended December 31, 2017 to 29.6% for the three months ended December 31, 2018 primarily due to the lower enacted Federal statutory tax rate.

At December 31, 2018, we did not have unrecognized income tax benefits.

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

13) Supplemental Disclosure of Cash Flow Information

	Three Months Ended
Cash paid during the period for:	December 31,
(in thousands)	2018	2017
Income taxes, net	$3,811	$437
Interest	$2,441	$1,806

14) Commitments and Contingencies

On April 18, 2017, a civil action was filed in the United States District Court for the Eastern District of New York, entitled M. Norman Donnenfeld v. Petro, Inc., Civil Action Number 2:17-cv-2310-JFB-SIL, against Petro, Inc. By amended complaint filed on August 15, 2017, the Plaintiff alleges he did not receive expected contractual benefits under his protected price plan contract when oil prices fell and asserts various claims for relief including breach of contract, violation of the New York General Business Law and fraudulent inducement. The Plaintiff also seeks to have a class certified of similarly situated Petro customers who entered into protected price plan contracts and were denied the same contractual benefits. No class has yet been certified in this action. The Plaintiff seeks compensatory, punitive and other damages in unspecified amounts.   On September 15, 2017, Petro filed a motion to dismiss the amended complaint as time-barred and for failure to state a cause of action.  On September 12, 2018, the district court granted in part and denied in part Petro's motion to dismiss.  The district court dismissed the Plaintiff's claims for breach of the covenant of good faith and fair dealing and fraudulent inducement, but declined to dismiss the Plaintiff's remaining claims.  The district court granted the Plaintiff leave to amend to attempt to replead his fraudulent inducement claim.  On October 10, 2018, the Plaintiff filed a second amended complaint.  The second amended complaint attempts to replead a fraudulent inducement claim and is otherwise substantially similar or identical to the prior complaint.  On November 13, 2018, Petro moved to dismiss the fraudulent inducement and unjust enrichment claims in the second amended complaint.  On January 31, 2019, the court granted the motion and dismissed the fraudulent inducement and unjust enrichment claims with prejudice.  The Company believes the allegations lack merit and intends to vigorously defend the action; at this time we cannot assess the potential outcome or materiality of this matter.

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

15) Earnings Per Limited Partner Unit

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

The following presents the net income allocation and per unit data using this method for the periods presented:

	Three Months Ended
Basic and Diluted Earnings Per Limited Partner:	December 31,
(in thousands, except per unit data)	2018	2017
Net income	$2,315	$30,182
Less General Partner’s interest in net income	15	175
Net income available to limited partners	2,300	30,007
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	-	4,740
Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$2,300	$25,267
Per unit data:
Basic and diluted net income available to limited partners	$0.04	$0.53
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	-	0.08
Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$0.04	$0.45
Weighted average number of Limited Partner units outstanding	52,905	55,888

16) Subsequent Events

Quarterly Distribution Declared

In January 2019, we declared a quarterly distribution of $0.1175 per unit, or $0.47 per unit on an annualized basis, on all Common Units with respect to the first quarter of fiscal 2019, payable on February 5, 2019, to holders of record on January 28, 2019. The amount of distributions in excess of the minimum quarterly distribution of $0.0675 are distributed in accordance with our Partnership Agreement, subject to the management incentive compensation plan. As a result, $6.1 million will be paid to the Common Unit holders, $0.2 million to the General Partner unit holders (including $0.16 million of incentive distribution as provided in our

Partnership Agreement) and $0.2 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Units Repurchased and Retired

In accordance with the Repurchase Plan, during January 2019 the Company repurchased and retired 0.5 million Common Units at an average price paid of $9.39 per unit.

Acquisition

In January 2019, the Company acquired the assets of one of its subcontractors in the New York metropolitan area for approximately $13.2 million.  The Company has a long standing relationship with the subcontractor.  In addition to installing tanks, the acquired entity also performs petroleum remediation services. Star accounts for the majority of the acquired entity’s sales.

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

Home Heating Oil Price Volatility

Volatility, which is reflected in the wholesale price of home heating oil, has a larger impact on our business when prices rise, as consumer price sensitivity to heating costs increases, often leading to increased gross customer losses. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces. The price of home heating oil is closely linked to the price refiners pay for crude oil, which is the principal cost component of home heating oil. The volatility in the wholesale cost of home heating oil, as measured by the New York Mercantile Exchange (“NYMEX”), for the fiscal years ending September 30, 2015, through 2019, on a quarterly basis, is illustrated in the following chart (price per gallon):

	Fiscal 2019		Fiscal 2018		Fiscal 2017		Fiscal 2016		Fiscal 2015
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31 (a)	$1.66	$2.44	$1.74	$2.08	$1.39	$1.70	$1.08	$1.61	$1.85	$2.66
March 31	—	—	1.84	2.14	1.49	1.70	0.87	1.26	1.62	2.30
June 30	—	—	1.96	2.29	1.37	1.65	1.08	1.57	1.68	2.02
September 30	—	—	2.05	2.35	1.45	1.86	1.26	1.53	1.38	1.84

(a)	On January 31, 2019, the wholesale cost of home heating oil closed at $1.88 per gallon

Income Taxes

New Federal Income Tax Legislation

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law.  The Tax Reform Act contains several key tax provisions that impact the Company, including the reduction of the corporate Federal income tax rate to 21% from 35% effective January 1, 2018. In addition, between September 28, 2017 and December 31, 2022, the Tax Reform Act allows for the full depreciation, in the year acquired, for certain fixed assets purchased in that year (also known as 100% bonus depreciation).

During the first quarter of fiscal 2018, the Company recorded an $11.5 million discrete income tax benefit for the re-measurement of deferred tax assets and liabilities due to the change in the Federal corporate income tax rate on which the deferred taxes are based.  Excluding the $11.5 million benefit recorded to income tax expense, our combined federal, state, and local effective income tax rate was reduced to 29.6% for the three months ended December 31, 2018 from 34.7% at December 31, 2017.

Book versus Tax Deductions

The amount of cash flow that we generate in any given year depends upon a variety of factors including the amount of cash income taxes that we are required to pay, which will increase as tax depreciation and amortization decreases. The amount of depreciation and amortization that we deduct for book (i.e., financial reporting) purposes will differ from the amount that the Company can deduct for Federal tax purposes. The table below compares the estimated depreciation and amortization for book purposes to the amount that we expect to deduct for Federal tax purposes based on currently owned assets. We file our tax returns based on a calendar year. The amounts below are based on our September 30 fiscal year, and the tax amounts include any 100% bonus depreciation available for fixed assets purchased.  However, this table does not include any forecast of future annual capital purchases.

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2019	$33,111	$27,642
2020	27,402	20,262
2021	23,065	18,478
2022	18,717	16,666
2023	16,397	14,699
2024	12,464	13,617

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

Under these contracts, we are entitled to a payment if the total number of degree days within the hedge period is less than the ten year average. The “Payment Thresholds,” or strikes, are set at various levels. Conversely, we are obligated to make a payment capped at $5.0 million if degree days exceed the ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year. At December 31, 2018 and 2017, we recorded liabilities of $2.0 million and $3.1 million, respectively, due under our weather hedge contracts, reflecting colder weather than the ten year average. For fiscal 2019, 2020 and 2021 the maximum that the Company can receive annually is $12.5 million and the maximum that the Company would be obligated to pay annually is $5.0 million on an annual basis.

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

Revenue Recognition

Effective October 1, 2018 we adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”).  In accordance with the new revenue standard requirements, our condensed consolidated statement of operations and the balance sheet were impacted due to certain customer consideration being accounted for as service revenue that was previously accounted for as product revenue, a decrease in revenue as a result of the deferment of certain customer credits that were previously accounted for as delivery and branch expenses and expensed as incurred, and a decrease in delivery and branch expenses for the deferment of commissions provided to Company employees that were previously expensed as incurred.

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2019			2018			2017
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	26,200	25,400	800	24,700	19,900	4,800	24,300	19,100	5,200
Second Quarter	—	—	—	14,100	18,900	(4,800)	13,200	16,400	(3,200)
Third Quarter	—	—	—	7,900	16,200	(8,300)	8,000	12,700	(4,700)
Fourth Quarter	—	—	—	13,100	19,400	(6,300)	12,400	16,500	(4,100)
Total	26,200	25,400	800	59,800	74,400	(14,600)	57,900	64,700	(6,800)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2019			2018			2017
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	5.8%	5.6%	0.2%	5.4%	4.3%	1.1%	5.6%	4.4%	1.2%
Second Quarter	—	—	—	3.0%	4.1%	(1.1%)	3.0%	3.7%	(0.7%)
Third Quarter	—	—	—	1.7%	3.5%	(1.8%)	1.8%	2.9%	(1.1%)
Fourth Quarter	—	—	—	2.9%	4.3%	(1.4%)	2.7%	3.6%	(0.9%)
Total	5.8%	5.6%	0.2%	13.0%	16.2%	(3.2%)	13.1%	14.6%	(1.5%)

For the three months ended December 31, 2018, the Company gained 800 accounts (net), or 0.2%, of our home heating oil and propane customer base, compared to 4,800 accounts gained (net), or 1.1%, of our home heating oil and propane customer base, during the three months ended December 31, 2017. Our net customer attrition was worse by 4,000 accounts. While our gross customer gains were 1,500 accounts higher than the prior year’s comparable period, our gross customer losses were 5,500 accounts higher. Gross customer losses exceeded the prior year primarily due to the price of home heating oil and propane, credit issues, and service disruptions.  In addition, the Company is reviewing the profitability of certain low margin accounts which may increase price-related losses in the future.

During the three months ended December 31, 2018, we estimate that we lost 0.4% of our home heating oil and propane accounts to natural gas conversions versus 0.3% for the three months ended December 31, 2017. Losses to natural gas in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates. Conversions to natural gas may continue as it remains less expensive than home heating oil on an equivalent BTU basis.

Acquisitions

The timing of acquisitions and the types of products sold by the acquired companies will impact year-over-year comparisons.  During the first quarter of fiscal 2019, the Company completed one acquisition that sold approximately 0.1 million gallons of propane during the 12-month period prior to the date of acquisition.  During fiscal 2018 the Company completed six acquisitions. The following table details the Company’s acquisition activity and the volumes sold by the acquired company during the 12-month period prior to the date of acquisition.

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

Three Months Ended December 31, 2018

Compared to the Three Months Ended December 31, 2017

Volume

For the three months ended December 31, 2018, retail volume of home heating oil and propane sold increased by 9.9 million gallons, or 9.6%, to 113.3 million gallons, compared to 103.4 million gallons for the three months ended December 31, 2017. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended December 31, 2018 were 5.3% colder than the three months ended December 31, 2017 but 0.9% warmer than normal, as reported by NOAA. For the twelve months ended December 31, 2018, net customer attrition for the base business was 3.9%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended December 31, 2017	103.4
Acquisitions	3.7
Impact of colder temperatures	5.3
Net customer attrition	(5.3)
Other (a)	6.2
Change	9.9
Volume - Three months ended December 31, 2018	113.3

(a)

The last week of December 2017 was over 40% colder than normal. The Company’s deliveries during the three months ended December 31, 2017, however, were not fully impacted by these colder temperatures and as a result, volume delivered during the three months ended December 31, 2018 appears higher compared to the prior period after taking into account the temperature differential.

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended December 31, 2018 compared to the three months ended December 31, 2017:

	Three Months Ended
Customers	December 31, 2018	December 31, 2017
Residential Variable	41.4%	42.7%
Residential Price-Protected (Ceiling and Fixed Price)	45.7%	44.7%
Commercial/Industrial	12.9%	12.6%
Total	100.0%	100.0%

Volume of other petroleum products sold increased by 11.2 million gallons, or 36.7%, to 41.9 million gallons for the three months ended December 31, 2018, compared to 30.7 million gallons for the three months ended December 31, 2017, largely due to acquisitions.

Product Sales

For the three months ended December 31, 2018, product sales increased $92.0 million, or 25.1%, to $458.7 million, compared to $366.7 million for the three months ended December 31, 2017, reflecting an increase in wholesale product costs of $0.1621 per gallon, or 9.0%, an increase in total volume sold of 15.8%, and higher per gallon home heating oil and propane margins. Also, as a result of the adoption of ASU No. 2014-09 product sales decreased by $3.4 million due to accounting for certain customer consideration as service revenue previously accounted for as product revenue ($2.0 million) and accounting for certain upfront credits given to customers as a decrease in product revenue previously accounted for as delivery and branch expenses ($1.4 million).

Installations and Services

For the three months ended December 31, 2018, installation and service revenue increased $6.2 million, or 8.9%, to $76.3 million, compared to $70.1 million for the three months ended December 31, 2017, due to acquisitions ($2.0 million) as well as growth in the base business ($4.2 million), including $1.5 million due to the adoption of ASU No. 2014-09.

Cost of Product

For the three months ended December 31, 2018, cost of product increased $63.4 million, or 26.1%, to $306.2 million, compared to $242.8 million for the three months ended December 31, 2017, due largely to a $0.1621 per gallon, or 9.0%, increase in wholesale product cost and an increase in total volume sold of 15.8%.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended December 31, 2018 increased by $0.1322 per gallon, or 11.8%, to $1.2515 per gallon, from $1.1193 per gallon during the three months ended December 31, 2017. Going forward, we cannot assume that the per gallon margins realized during the three months ending December 31, 2018 are sustainable, for future periods.

Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	December 31, 2018		December 31, 2017
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	113.3		103.4
Sales	$364.2	$3.2133	$301.4	$2.9144
Cost	$222.4	$1.9618	$185.7	$1.7951
Gross Profit	$141.8	$1.2515	$115.7	$1.1193

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	41.9		30.7
Sales	$94.5	$2.2536	$65.3	$2.1268
Cost	$83.8	$2.0000	$57.1	$1.8603
Gross Profit	$10.7	$0.2536	$8.2	$0.2665

Total Product	Amount (in millions)	Amount (in millions)
Sales	$458.7	$366.7
Cost	$306.2	$242.8
Gross Profit	$152.5	$123.9

For the three months ended December 31, 2018, total product gross profit was $152.5 million, which was $28.6 million, or 23.0% greater than the three months ended December 31, 2017, due to an increase in home heating oil and propane volume ($11.1 million) sold at higher margins ($15.0 million), and an increase in gross profit from other petroleum products ($2.5 million). The increase in product gross profit from other petroleum products was largely due to acquisitions.

Cost of Installations and Service

Total installation costs for the three months ended December 31, 2018 increased by $2.3 million, or 9.9% to $24.9 million, compared to $22.6 million in installation costs for the three months ended December 31, 2017, due to higher sales in the base business and to a lesser extent, acquisitions. Installation costs as a percentage of installation sales for the three months ended December 31, 2018 and the three months ended December 31, 2017 were 82.9% and 82.7%, respectively.

Service expense increased by $2.5 million, or 5.4%, to $49.5 million for the three months ended December 31, 2018, representing 106.7% of service sales, versus $46.9 million, or 109.8% of service sales, for the three months ended December 31, 2017. This increase was due to acquisition related service expenses of $1.2 million and a $1.3 million, or 2.9%, increase in the base business. We realized a combined gross profit from service and installation of $2.0 million for the three months ended December 31, 2018 compared to a combined gross profit of $0.5 million for the three months ended December 31, 2017. Also, as a result of the adoption of ASU No. 2014-09, service revenue increased by $1.5 million related to accounting for certain customer consideration as service revenue that were previously accounted for as product revenue.  Management views the service and installation department on a combined basis because many overhead functions cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended December 31, 2018, the change in the fair value of derivative instruments resulted in a $31.0 million charge due to a decrease in the market value for unexpired hedges (a $26.6 million charge), and a $4.4 million charge due to the expiration of certain hedged positions.

During the three months ended December 31, 2017, the change in the fair value of derivative instruments resulted in an $11.4 million credit due to an increase in the market value for unexpired hedges (an $11.6 million credit) reduced by a $0.2 million charge due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the three months ended December 31, 2018, delivery and branch expenses increased $11.5 million, or 12.6%, to $102.7 million, compared to $91.2 million for the three months ended December 31, 2017, due to additional costs from acquisitions of $4.0 million, and a $7.5 million, or 8.1%, increase in operating expenses in the base business. The increase in the base business includes $1.5 million in higher delivery costs related to delivering 6% more volume than in the three months ended December 31, 2017 as well as higher overtime and training costs.  It also includes $1.7 million in increased bad debt and payment processing related costs primarily due to higher revenues and credit card use, $1.9 million in higher fixed costs primarily related to strengthening our customer service staff, $2.3 million related to our test concierge level of service program, $1.3 million in higher fuel and vehicle related repair costs, and $0.7 million in higher insurance claims expense.  Finally, normal salary, benefit and other expense changes totaled $1.7 million, or 1.8 % of the increase.  These increases in the base business were partially reduced by a $1.1 million decline in the amount due under our weather hedge contracts, as temperatures were not as cold versus the ten-year average compared to the three months ended December 31, 2017 (the weather hedge covered the period from November 1 to March 31, taken as a whole).  Also, as a result of the adoption of ASU No. 2014-09, delivery and branch expenses decreased $1.7 million (with a corresponding decrease to revenue) for certain customer credits and the deferment of $0.8 million of sales commissions.

Depreciation and Amortization Expenses

For the three months ended December 31, 2018, depreciation and amortization expense was unchanged at $7.7 million compared to the three months ended December 31, 2017.

General and Administrative Expenses

For the three months ended December 31, 2018, general and administrative expenses increased by $1.2 million, to $7.8 million, from $6.7 million for the three months ended December 31, 2017, primarily due to higher legal and professional expenses of $0.8 million relating to on-going litigation (described in Part II – Item 1of this Quarterly report) and higher acquisition expenses, $0.2 million of normal salary and benefit changes, and $0.2 million of increased profit sharing expense.  The Company accrues approximately 6% of Adjusted EBITDA, as defined in the profit sharing plan, for distribution to its employees, and this amount is payable when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in Adjusted EBITDA.

Finance Charge Income

For the three months ended December 31, 2018, finance charge income increased by $0.1 million, or 11.6%, to $0.9 million compared to $0.8 million for the three months ended December 31, 2017. The income primarily represents late customer payment charges. The increase in the wholesale cost of product and the increase in volume led to higher product sales and thus an increase in accounts receivable balances subject to a finance charge.

Interest Expense, Net

For the three months ended December 31, 2018, net interest expense increased by $0.4 million, or 20.6%, to $2.5 million compared to $2.1 million for the three months ended December 31, 2017. Interest expense rose by $0.8 million primarily due to an increase in average borrowings of $40.1 million from $101.5 million during the three months ended December 31, 2017 to $141.6 million during the three months ended December 31, 2018 and an increase in the weighted average interest rate from 4.4% during the three months ended December 31, 2017 to 5.6% during the three months ended December 31, 2018. The increase in average borrowings of $40.1 million was largely used to fund higher working capital needs. To hedge against rising interest rates, the Company entered into an interest rate swap in July 2018 to fix the interest rate for $50.0 million, or 50%, of our long term debt. Interest income increased by $0.4 million primarily due to higher cash deposited into our captive insurance company and an increase in the return on these investments.

Amortization of Debt Issuance Costs

For the three months ended December 31, 2018, amortization of debt issuance costs was unchanged at $0.3 million compared to the three months ended December 31, 2017.

Income Tax Expense (Benefit)

For the three months ended December 31, 2018, the Company’s income tax expense increased by $2.5 million to $1.0 million, from a $1.5 million income tax benefit for the three months ended December 31, 2017. The increase was primarily due to an $11.5 million tax benefit recorded in the first quarter of fiscal 2018 to reflect the impact of the Tax Cuts and Jobs Act signed into law in December 2017 that did not repeat in the first quarter of fiscal 2019.  The tax reform reduced the federal statutory income tax rate for corporations from 35% to 21% effective January 1, 2018 and, therefore, the Company’s net deferred tax liability would be realized at a lower statutory tax rate than originally recorded, resulting in a tax benefit to the Company.  The increase was partially offset by a $9.0 million decrease in income tax expense due to lower income versus the prior year’s comparative quarter.  The Company’s effective tax rate increased from negative 5.3% for the three months ended December 31, 2017 to 29.6% for the three months ended December 31, 2018. Excluding the impact of the discrete tax benefit, our effective income tax rate decreased to 29.6% for the three months ended December 31, 2018 from 34.7% for the three months ended December 31, 2017, primarily due to the lower enacted federal statutory income tax rate.

Net Income

For the three months ended December 31, 2018, net income decreased $27.9 million, or 92.3%, to $2.3 million as the increase in Adjusted EBITDA of $17.4 million, described below, was more than offset by an unfavorable change in the fair value of derivative instruments of $42.4 million. During the first quarter of fiscal 2018, a non-cash gain of $11.4 million was recorded as product costs increased; conversely, during the first quarter of fiscal 2019, a non-cash charge of $31.0 million was recorded as product costs declined. The Company also recorded an $11.5 million tax benefit during the three months ended December 31, 2017 to reflect the impact of the Tax Cuts and Jobs Act that positively impacted net income during that period.

Adjusted EBITDA

For the three months ended December 31, 2018, Adjusted EBITDA increased by $17.4 million, or 63.6%, to $44.8 million. In the base business, the additional volume sold was due largely to the impact of colder temperatures and the timing of deliveries versus the prior year’s comparative quarter as well as higher home heating oil and propane margins more than exceeded the increase in operating expenses. A favorable change in our weather hedge provided $1.1 million in Adjusted EBITDA and acquisitions provided $2.0 million in Adjusted EBITDA.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provide additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended December 31,
(in thousands)	2018	2017
Net income	$2,315	$30,182
Plus:
Income tax (benefit) expense	973	(1,512)
Amortization of debt issuance cost	259	309
Interest expense, net	2,516	2,087
Depreciation and amortization	7,745	7,741
EBITDA (a)	13,808	38,807
(Increase) / decrease in the fair value of derivative instruments	31,039	(11,400)
Adjusted EBITDA (a)	44,847	27,407
Add / (subtract)
Income tax benefit (expense)	(973)	1,512
Interest expense, net	(2,516)	(2,087)
Provision for losses on accounts receivable	1,529	311
Increase in accounts receivables	(95,743)	(96,193)
Increase in inventories	(20,187)	(11,886)
Increase in customer credit balances	(14,120)	(14,294)
Change in deferred taxes	(616)	(2,740)
Change in other operating assets and liabilities	24,888	34,734
Net cash used in operating activities	$(62,891)	$(63,236)
Net cash used in investing activities	$(8,112)	$(37,891)
Net cash provided by financing activities	$80,261	$69,808

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

During the three months ended December 31, 2018, cash used in operating activities decreased $0.3 million to $62.9 million, compared to $63.2 million of cash used in operating activities during the three months ended December 31, 2017.  The decrease was driven by a $19.0 million unfavorable change in accounts payable due primarily to the timing of inventory purchases and an $8.3 million unfavorable change in inventory due primarily to 7.9 million less gallons of liquid product purchased for the upcoming heating season at the beginning of fiscal 2019 as compared to fiscal 2018, which was partially offset by a $17.9 million increase in cash generated from operations, $8.5 million favorable cash flow from our daily settled future contracts as a result of declining oil prices during the first quarter of fiscal 2019, and $0.6 million of other changes in working capital.

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

Investing Activities

Our capital expenditures for the three months ended December 31, 2018 totaled $4.0 million, as we invested in computer hardware and software ($2.0 million), refurbished certain physical plants ($0.4 million), expanded our propane operations ($1.0 million) and made additions to our fleet and other equipment ($0.6 million).

During the three months ended December 31, 2018 we deposited $4.2 million into an irrevocable trust to secure certain liabilities for our captive insurance company and another $0.3 million of earnings were reinvested into the irrevocable trust. The cash deposited into the trust is shown on our balance sheet as Investments and, correspondingly, reduced cash on our balance sheet.  We believe that investments into the irrevocable trust will lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

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

During the three months ended December 31, 2017, we deposited $34.2 million of cash into an irrevocable trust to secure certain liabilities for our captive insurance company and, as a result, $36.6 million of letters of credit were cancelled that previously had secured these liabilities.

Financing Activities

During the three months ended December 31, 2018 we paid distributions of $6.2 million to our Common Unit holders and $0.2 million to our General Partner unit holders (including $0.17 million of incentive distributions as provided in our Partnership Agreement). We borrowed $92.5 million under our revolving credit to finance our working capital. We also repurchased 0.6 million common units for $5.7 million in connection with our unit repurchase plan.

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

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of December 31, 2018 ($23.8 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and reduced from subsequent seasonal reductions in inventory and accounts receivable. As of December 31, 2018, we had $92.5 million in borrowings under our revolving credit facility, $100.0 million under our term loan and $7.1 million in letters of credit outstanding.

Under the terms of our credit agreement, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 15% of the maximum facility size and a fixed charge coverage ratio of not less than 1.15. We must also maintain a senior secured leverage ratio that cannot be more than 3.0 as of December 31th or September 30th, and no more than 4.5 as of December 31st or March 31st. As of December 31, 2018, Availability, as defined in the credit agreement, was $180.3 million, and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for the remainder of fiscal 2019 are estimated to be approximately $6.5 million to $7.5 million, excluding the capital requirements for leased fleet. In addition, we plan to invest approximately $1.5 million to $2.5 million in our propane operations. Distributions for the balance of fiscal 2019, at the current quarterly level of $0.1175 per unit, would result in an aggregate of approximately $18.4 million to Common Unit holders, $0.6 million to our General Partner (including $0.5 million of incentive distribution as provided for in our Partnership Agreement) and $0.5 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. Under the terms of our credit facility, our term loan is repayable in quarterly payments of $2.5 million, and, depending on our fiscal 2019 results, we may be required to make an additional payment (see Note 11 — Long-Term Debt and Bank Facility Borrowings). In addition, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

Contractual Obligations and Off-Balance Sheet Arrangements

There has been no material change to Contractual Obligations and Off-Balance Sheet Arrangements since our September 30, 2018 Form 10-K disclosure and therefore, the table has not been included in this Form 10-Q.

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

The following new accounting standards are currently being evaluated by the Company, and are more fully described in Note 2. Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements, of the consolidated financial statements:

•	ASU No. 2016-02, Leases
•	ASU No. 2016-13, Financial Instruments – Credit Losses
•	ASU No. 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment
•	ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General: Changes to the Disclosure Requirements for Defined Benefit Plans
•	ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At December 31, 2018, we had outstanding borrowings totaling $192.5 million, which are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $1.4 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at December 31, 2018, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $2.5 million to a negative fair market value of ($15.8) million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $2.4 million to a negative fair market value of ($20.7) million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s interim chief executive officer and its chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2018. Based on that evaluation, such interim chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its interim chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

c) Other

The General Partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the interim chief executive officer and chief financial officer of our general partner have concluded, as of December 31, 2018, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

On April 18, 2017, a civil action was filed in the United States District Court for the Eastern District of New York, entitled M. Norman Donnenfeld v. Petro, Inc., Civil Action Number 2:17-cv-2310-JFB-SIL, against Petro, Inc. By amended complaint filed on August 15, 2017, the Plaintiff alleges he did not receive expected contractual benefits under his protected price plan contract when oil prices fell and asserts various claims for relief including breach of contract, violation of the New York General Business Law and fraudulent inducement. The Plaintiff also seeks to have a class certified of similarly situated Petro customers who entered into protected price plan contracts and were denied the same contractual benefits. No class has yet been certified in this action. The Plaintiff seeks compensatory, punitive and other damages in unspecified amounts.   On September 15, 2017, Petro filed a motion to dismiss the amended complaint as time-barred and for failure to state a cause of action.  On September 12, 2018, the district court granted in part and denied in part Petro's motion to dismiss.  The district court dismissed the Plaintiff's claims for breach of the covenant of good faith and fair dealing and fraudulent inducement, but declined to dismiss the Plaintiff's remaining claims.  The district court granted the Plaintiff leave to amend to attempt to replead his fraudulent inducement claim.  On October 10, 2018, the Plaintiff filed a second amended complaint.  The second amended complaint attempts to replead a fraudulent inducement claim and is otherwise substantially similar or identical to the prior complaint.  On November 13, 2018, Petro moved to dismiss the fraudulent inducement and unjust enrichment claims in the second amended complaint.  On January 31, 2019, the court granted the motion and dismissed the fraudulent inducement and unjust enrichment claims with prejudice.  The Company believes the allegations lack merit and intends to vigorously defend the action; at this time we cannot assess the potential outcome or materiality of this matter.

Item 1A.

Risk Factors

In addition to the other information set forth in this Report, investors should carefully review and consider the information regarding certain factors which could materially affect our business, results of operations, financial condition and cash flows set forth in Part I Item 1A. “Risk Factors” in our Fiscal 2018 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Note 4 to the Condensed Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the three months ended December 31, 2018 is incorporated into this Item 2 by reference.

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

101

The following materials from the Star Group, L.P. Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Group, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary Kestrel Heat LLC (Principal Financial Officer)	February 5, 2019

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller Kestrel Heat LLC (Principal Accounting Officer)	February 5, 2019