Form 10-Q
period 2019-03-31
STAR GROUP, L.P.
filed 2019-05-01
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

At April 30, 2019, the registrant had 50,080,375 Common Units outstanding.

STAR GROUP, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2019	2018
(in thousands)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,372	$14,531
Receivables, net of allowance of $9,804 and $8,002, respectively	286,997	132,668
Inventories	60,119	56,377
Fair asset value of derivative instruments	-	17,710
Prepaid expenses and other current assets	32,288	35,451
Total current assets	395,776	256,737
Property and equipment, net	89,346	87,618
Goodwill	239,294	228,436
Intangibles, net	89,489	98,444
Restricted cash	250	250
Captive insurance collateral (1)	54,148	45,419
Deferred charges and other assets, net	18,539	13,067
Total assets	$886,842	$729,971
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$33,459	$35,796
Revolving credit facility borrowings	115,000	1,500
Fair liability value of derivative instruments	1,518	-
Current maturities of long-term debt	10,000	7,500
Accrued expenses and other current liabilities	157,524	116,436
Unearned service contract revenue	63,718	60,700
Customer credit balances	22,781	61,256
Total current liabilities	404,000	283,188
Long-term debt	86,857	91,780
Deferred tax liabilities, net	15,872	21,206
Other long-term liabilities	24,692	24,012
Partners’ capital
Common unitholders	373,748	329,129
General partner	(1,146)	(1,303)
Accumulated other comprehensive loss, net of taxes	(17,181)	(18,041)
Total partners’ capital	355,421	309,785
Total liabilities and partners’ capital	$886,842	$729,971

(1)	See Note 2 – Significant Accounting Policies – Captive Insurance Collateral.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per unit data - unaudited)	2019	2018	2019	2018
Sales:
Product	$637,400	$622,962	$1,096,107	$989,696
Installations and services	62,182	61,069	138,502	131,169
Total sales	699,582	684,031	1,234,609	1,120,865
Cost and expenses:
Cost of product	415,639	403,293	721,865	646,073
Cost of installations and services	65,394	64,659	139,711	134,214
(Increase) decrease in the fair value of derivative instruments	(13,401)	11,609	17,638	209
Delivery and branch expenses	110,684	106,605	213,357	197,809
Depreciation and amortization expenses	7,858	7,703	15,603	15,444
General and administrative expenses	9,849	6,221	17,664	12,872
Finance charge income	(1,443)	(1,532)	(2,294)	(2,295)
Operating income	105,002	85,473	111,065	116,539
Interest expense, net	(3,194)	(2,383)	(5,710)	(4,470)
Amortization of debt issuance costs	(244)	(307)	(503)	(616)
Income before income taxes	101,564	82,783	104,852	111,453
Income tax expense	29,239	28,005	30,212	26,493
Net income	$72,325	$54,778	$74,640	$84,960
General Partner’s interest in net income	454	319	469	494
Limited Partners’ interest in net income	$71,871	$54,459	$74,171	$84,466

Basic and diluted income per Limited Partner Unit (1):	$1.15	$0.81	$1.19	$1.26
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	51,427	55,642	52,174	55,766

(1)	See Note 15 - Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands - unaudited)	2019	2018	2019	2018
Net income	$72,325	$54,778	$74,640	$84,960
Other comprehensive income:
Unrealized gain on pension plan obligation (1)	457	448	911	896
Tax effect of unrealized gain on pension plan obligation	(125)	(167)	(249)	(302)
Unrealized gain (loss) on captive insurance collateral	905	(931)	1,294	(931)
Tax effect of unrealized gain (loss) on captive insurance collateral	(194)	196	(276)	196
Unrealized loss on interest rate hedges	(367)	—	(1,112)	—
Tax effect of unrealized loss on interest rate hedges	95	—	292	—
Total other comprehensive income (loss)	771	(454)	860	(141)
Total comprehensive income	$73,096	$54,324	$75,500	$84,819

(1)	This item is included in the computation of net periodic pension cost.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2018	53,088	326	$329,129	$(1,303)	$(18,041)	$309,785
Impact from adoption of ASU No. 2014-09	—	—	9,164	60	—	9,224
Net income	—	—	2,300	15	—	2,315
Unrealized gain on pension plan obligation	—	—	—	—	454	454
Tax effect of unrealized gain on pension plan	—	—	—	—	(124)	(124)
Unrealized gain (loss) on captive insurance collateral	—	—	—	—	389	389
Tax effect of unrealized gain (loss) on captive insurance collateral	—	—	—	—	(82)	(82)
Unrealized loss on interest rate hedges	—	—	—	—	(745)	(745)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	197	197
Distributions	—	—	(6,225)	(188)	—	(6,413)
Retirement of units (1)	(599)	—	(5,735)	—	—	(5,735)
Balance as of December 31, 2018 (unaudited)	52,489	326	$328,633	$(1,416)	$(17,952)	$309,265
Net income	—	—	71,871	454	—	72,325
Unrealized gain on pension plan obligation	—	—	—	—	457	457
Tax effect of unrealized gain on pension plan	—	—	—	—	(125)	(125)
Unrealized gain (loss) on captive insurance collateral	—	—	—	—	905	905
Tax effect of unrealized gain (loss) on captive insurance collateral	—	—	—	—	(194)	(194)
Unrealized loss on interest rate hedges	—	—	—	—	(367)	(367)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	95	95
Distributions	—	—	(6,120)	(184)	—	(6,304)
Retirement of units (1)	(2,187)	—	(20,636)	—	—	(20,636)
Balance as of March 31, 2019 (unaudited)	50,302	326	$373,748	$(1,146)	$(17,181)	$355,421

	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2017	55,888	326	$325,762	$(929)	$(18,765)	$306,068
Net income	—	—	30,007	175	—	30,182
Unrealized gain on pension plan obligation	—	—	—	—	448	448
Tax effect of unrealized gain on pension plan	—	—	—	—	(135)	(135)
Distributions	—	—	(6,148)	(154)	—	(6,302)
Balance as of December 31, 2017 (unaudited)	55,888	326	$349,621	$(908)	$(18,452)	$330,261
Net income	—	—	54,459	319	—	54,778
Unrealized gain on pension plan obligation	—	—	—	—	448	448
Tax effect of unrealized gain on pension plan	—	—	—	—	(167)	(167)
Unrealized gain (loss) on captive insurance collateral	—	—	—	—	(931)	(931)
Tax effect of unrealized gain (loss) on captive insurance collateral	—	—	—	—	196	196
Distributions	—	—	(6,148)	(154)	—	(6,302)
Retirement of units (1)	(1,281)	—	(12,023)	—	—	(12,023)
Balance as of March 31, 2018 (unaudited)	54,607	326	$385,909	$(743)	$(18,906)	$366,260
(1)	See Note 4 – Common Unit Repurchase and Retirement.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
(in thousands - unaudited)	2019	2018
Cash flows provided by (used in) operating activities:
Net income	$74,640	$84,960
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	17,638	209
Depreciation and amortization	16,106	16,060
Provision for losses on accounts receivable	4,968	3,465
Change in deferred taxes	(9,335)	27,254
Changes in operating assets and liabilities:
Increase in receivables	(159,249)	(170,530)
Increase in inventories	(3,741)	(108)
(Increase) decrease in other assets	12,778	(4,486)
Increase (decrease) in accounts payable	(2,364)	8,118
Decrease in customer credit balances	(38,476)	(42,184)
Increase in other current and long-term liabilities	44,674	16,967
Net cash used in operating activities	(42,361)	(60,275)
Cash flows provided by (used in) investing activities:
Capital expenditures	(6,814)	(6,583)
Proceeds from sales of fixed assets	746	132
Purchase of investments (1)	(7,571)	(34,542)
Acquisitions	(13,671)	(224)
Net cash used in investing activities	(27,310)	(41,217)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	139,331	160,104
Revolving credit facility repayments	(25,831)	(45,102)
Term loan repayments	(2,500)	(5,000)
Distributions	(12,717)	(12,604)
Unit repurchases	(26,371)	(12,023)
Customer retainage payments	(357)	(912)
Payments of debt issue costs	(43)	-
Net cash provided by financing activities	71,512	84,463
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,841	(17,029)
Cash, cash equivalents, and restricted cash at beginning of period	14,781	52,708
Cash, cash equivalents, and restricted cash at end of period	$16,622	$35,679

(1)	See Note 2 – Significant Accounting Policies – Captive Insurance Collateral.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) Organization

Star Group, L.P. (“Star,” the “Company,” “we,” “us,” or “our”) is a full service provider specializing in the sale of home heating and air conditioning products and services to residential and commercial home heating oil and propane customers. The Company has one reportable segment for accounting purposes.  We also sell diesel fuel, gasoline and home heating oil on a delivery only basis, and in certain of our marketing areas, we provide plumbing services primarily to our home heating oil and propane customer base. We believe we are the nation’s largest retail distributor of home heating oil based upon sales volume. Including our propane locations, we serve customers in the more northern and eastern states within the Northeast, Central and Southeast U.S. regions.

The Company is organized as follows:

•

Star is a limited partnership, which at March 31, 2019, had outstanding 50.3 million Common Units (NYSE: “SGU”), representing a 99.4% limited partner interest in Star, and 0.3 million general partner units, representing a 0.6% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).  Since November 1, 2017, Star elected to be treated as a corporation for Federal income tax purposes, so Star and its subsidiaries are subject to Federal and state corporate income taxes.

•

Star owns 100% of Star Acquisitions, Inc., a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). Star’s operations are conducted through Petro and its subsidiaries. At March 31, 2019 Petro served approximately 448,000 residential and commercial home heating oil and propane customers. Petro also sells diesel, gasoline and home heating oil to approximately 81,000 customers on a delivery only basis. We installed, maintained, and repaired heating and air conditioning equipment and to a lesser extent provided these services outside our heating oil and propane customer base including approximately 17,000 service contracts for natural gas and other heating systems.

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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Company’s business, the results of operations and cash flows for the six month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. At March 31, 2019, the $16.6 million of cash, cash equivalents, and restricted cash on the condensed consolidated statement of cash flows is composed of $16.4 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2018, the $14.8 million of cash, cash equivalents, and restricted cash on the condensed consolidated statements of cash flow is composed of $14.5 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

Captive Insurance Collateral

At March 31, 2019, Captive insurance collateral is comprised of $52.7 million of Level 1 debt securities measured at fair value and $1.5 million of mutual funds measured at net asset value.  At September 30, 2018, the balance was comprised of $44.8 million of Level 1 debt securities measured at fair value and $0.6 million of mutual funds measured at net asset value. Unrealized gains and losses, net of related income taxes, are reported as accumulated other comprehensive gain (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in Interest expense, net, at which time the average cost basis of these securities are adjusted to fair value.

The captive insurance collateral is held by our captive insurance company in an irrevocable trust as collateral for certain workers’ compensation, general and automobile liability claims.  The collateral is required by a third party insurance carrier that insures per claim amounts above a set deductible. Due to the expected timing of claim payments, the nature of the collateral agreement with the carrier, and our captive insurance company’s source of other operating cash, the collateral is not expected to be used to pay obligations within the next twelve months.

Weather Hedge Contract

To partially mitigate the adverse effect of warm weather on cash flows, the Company has used weather hedge contracts for a number of years. Weather hedge contracts are recorded in accordance with the intrinsic value method defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-45-15 Derivatives and Hedging, Weather Derivatives (EITF 99-2). The premium paid is included in the caption “Prepaid expenses and other current assets” in the accompanying balance sheets and amortized over the life of the contract, with the intrinsic value method applied at each interim period.

The Company entered into weather hedge contracts for fiscal years 2018, 2019, 2020 and 2021.  Under these contracts, we are entitled to receive a payment if the total number of degree days within the hedge period is less than the prior ten year average. The “Payment Thresholds,” or strikes, are set at various levels. In addition, we will be obligated to make a payment capped at $5.0 million if degree days exceed the prior ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year.  For fiscal 2019, 2020 and 2021 the maximum that the Company can receive annually is $12.5 million and the maximum that the Company would be obligated to pay annually is $5.0 million.  As of March 31, 2019, the Company recorded a charge of $2.1 million under this contract that increased delivery and branch expenses. As of March 31, 2018, the Company recorded a charge of $1.9 million under its contract. The Company ultimately paid $2.1 million and $1.9 million in April 2019 and 2018, respectively.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of March 31, 2019, we had $0.2 million and $17.0 million balances included in the captions “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on our condensed consolidated balance sheet representing the remaining balance of the NETTI Fund withdrawal liability. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of March 31, 2019 was $21.3 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB has also issued several updates to ASU No. 2014-09. The Company adopted ASU No. 2014-09 effective October 1, 2018 by using the modified retrospective method and recognized the cumulative effect of initially applying ASU No. 2014-09 as an adjustment to the opening balance of Partners’ Capital at October 1, 2018. The historical periods have not been adjusted and continue to be reported under ASC No. 605, Revenue Recognition.  We have applied the guidance in ASU No. 2014-09 retrospectively to all contracts and have elected not to account for significant financing components if the period between revenue recognition and when the customer pays for product, service, or equipment installation will be one year or less.  See further detail on the impact of the adoption on our condensed consolidated statement of operations and the balance sheet as of and for the six months ended March 31, 2019 at Note 3 – Revenue Recognition.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update addresses the issues of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The Company adopted ASU No. 2016-15 effective October 1, 2018.  The adoption of ASU No. 2016-15 did not have an impact on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2019, with early adoption permitted. The Company adopted ASU No. 2017-01 effective October 1, 2018.  The adoption of ASU No. 2017-01 did not have an impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The update requires all leases with a term greater than twelve months to be recognized on the balance sheet by calculating the discounted present value of such leases and accounting for them through a right-of-use asset and an offsetting lease liability, and the disclosure of key information pertaining to leasing arrangements. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2020, with early adoption permitted. The Company does not intend to early adopt. The Company is continuing to evaluate the effect that ASU No. 2016-02 could have on its consolidated financial statements and related disclosures, but has not yet selected a transition method. The new guidance will materially change how we account for operating leases for office space, trucks and other equipment. Upon adoption, we expect to recognize discounted right-of-use assets and offsetting lease liabilities related to our operating leases of office space, trucks and other equipment. As of March 31, 2019, the undiscounted future minimum lease payments through 2033 for such operating leases are approximately $126.5 million, but the amount of leasing activity expected between March 31, 2019, and the date of adoption, is currently unknown. For this reason we are unable to estimate the discounted right-of-use assets and lease liabilities as of the date of adoption.

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

3) Revenue Recognition

Effective October 1, 2018 we adopted the requirements of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The adoption was not material to the financial statements presented. In accordance with the new revenue standard requirements, our condensed consolidated statement of operations and the consolidated balance sheet were impacted due to: i) the deferment of commissions provided to Company employees that were previously expensed as incurred, ii) the deferment of certain upfront credits provided to customers upon entering into a new annual product or service contract as contra-revenue that were previously expensed as incurred and recorded as delivery and branch expense, and iii) the allocation of transaction price of certain combination of contracts that were previously accounted for as separate contracts that impacts the classification of revenue and timing of revenue recognition.  The impact of adoption on our condensed consolidated statement of operations and balance sheet, as of and for the three and six months ended March 31, 2019 was as follows (in thousands):

	For the Three Months Ended March 31, 2019			For the Six Months Ended March 31, 2019
Statement of Operations	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Sales:
Product	$637,400	$643,407	$(6,007)	$1,096,107	$1,105,560	$(9,453)
Installations and services	62,182	60,475	1,707	138,502	135,269	3,233
Total Sales	699,582	703,882	(4,300)	1,234,609	1,240,829	(6,220)
Cost and Expenses:
Delivery and branch expenses	110,684	111,163	(479)	213,357	216,372	(3,015)
Operating income	105,002	108,823	(3,821)	111,065	114,270	(3,205)
Income before income taxes	101,564	105,385	(3,821)	104,852	108,057	(3,205)
Income tax expense	29,239	30,344	(1,105)	30,212	31,135	(923)
Net income	$72,325	$75,041	$(2,716)	$74,640	$76,922	$(2,282)
General Partner's interest in net income	454	470	(16)	469	483	(14)
Limited Partner's interest in net income	$71,871	$74,571	$(2,700)	$74,171	$76,439	$(2,268)

Basic and diluted income per Limited Partner Unit	$1.15	$1.19	$(0.04)	$1.19	$1.22	$(0.03)

	March 31, 2019
Balance Sheet	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Prepaid expenses and other current assets	$32,288	$27,701	$4,587
Deferred charges and other assets, net	$18,539	$11,962	$6,577
Liabilities
Accrued expenses and other current liabilities	$157,524	$158,447	$(923)
Unearned service contract revenue	$63,718	$62,341	$1,377
Deferred tax liabilities, net	$15,872	$12,104	$3,768
Partners' capital
Common unitholders	$373,748	$366,852	$6,896
General partner	$(1,146)	$(1,192)	$46

The following disaggregates our revenue by major sources for the three and six months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2019	2018	2019	2018
Petroleum Products:
Home heating oil and propane	$554,364	$554,782	$918,566	$856,250
Other petroleum products	83,036	68,180	177,541	133,446
Total petroleum products	637,400	622,962	1,096,107	989,696
Installations and Services:
Equipment installations	20,384	19,697	50,367	47,041
Equipment maintenance service contracts	26,678	25,504	54,997	50,901
Billable call services	15,120	15,868	33,138	33,227
Total installations and services	62,182	61,069	138,502	131,169
Total Sales	$699,582	$684,031	$1,234,609	$1,120,865

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

Contract Costs

We have elected to recognize incremental costs of obtaining a contract, other than new residential product and equipment maintenance service contracts, as an expense when incurred when the amortization period of the asset that we otherwise would have recognized is one year or less.  We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We only defer these costs when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate.  Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period, or five years.  Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively.  At March 31, 2019 the amount of deferred contract costs included in Prepaid expenses and other current assets and Deferred charges and other assets, net was $3.6 million and $6.6 million, respectively.  We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the petroleum products and services related to the cost, less the expected costs related directly to providing those petroleum products and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the six months ended March 31, 2019.

Significant Judgments – Allocation of Transaction Price to Separate Performance Obligations

Our contracts with customers often include distinct performance obligations to transfer products and perform equipment maintenance services to a customer that should be accounted for separately.  Judgment is required to determine the stand-alone selling price for each distinct performance obligation.  We determine the stand-alone selling price using information that may include market conditions and other observable inputs and typically have more than one stand-alone selling price for petroleum products and equipment maintenance services due to the stratification of those products and services by geography and customer characteristics.

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts.  Our “smart pay” budget payment plans are annual and generally begin outside of the heating season.  We generally have received advanced amounts from customers on “smart pay” budget payment plans prior to the heating season, which are reduced as oil deliveries are made.  For customers that are not on “smart pay” budget payment plans, we generally receive the full contract amount for equipment service contracts with customers at the outset of the contracts.  Contract liabilities are recognized straight-line over the service contract period, generally one-year or less.  As of March 31, 2019 and September 30, 2018 the Company had contract liabilities of $82.5 million and $118.6 million, respectively.  During the six months ended March 31, 2019 the Company recognized $90.3 million of revenue that was included in the September 30, 2018 contract liability balance.

4) Common Unit Repurchase and Retirement

In July 2012, the Board adopted a plan to repurchase certain of the Company’s Common Units that was amended in fiscal 2018 (the “Repurchase Plan”).  Under the Repurchase Plan, as amended, the Board authorized the repurchase of 10.9 million Common Units, of which, 8.4 million were available for the Company to repurchase in open market transactions, and 2.5 million were available for repurchase in privately-negotiated transactions.  As of the end of the second fiscal quarter of 2019, the Company repurchased approximately 7.1 million Common Units in open market and 1.2 million Common Units in privately-negotiated transactions under the Repurchase Plan.  There is no guarantee of the exact number of units that will be purchased under the program and the Company may discontinue purchases at any time. The program does not have a time limit. The Board may also approve additional purchases of units from time to time in private transactions. The Company’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the Common Units purchased in the repurchase program will be retired.

Under the Company’s fourth amended and restated credit agreement dated July 2, 2018, in order to repurchase Common Units we must maintain Availability (as defined in the amended and restated credit agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase.  The Company was in compliance with this covenant as of March 31, 2019.

The following table shows repurchases under the Repurchase Plan.

(in thousands, except per unit amounts) Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2018 total	7,937	$7.11	5,493	5,359

First quarter fiscal year 2019 total	599	$9.57	599	4,760

January 2019	516	$9.39	516	4,244
February 2019 (b)	1,474	$9.41	1,474	2,770
March 2019	197	$9.74	197	2,573
Second quarter fiscal year 2019 total	2,187	$9.44	2,187	2,573

April 2019	222	$9.67	222	2,351	(c)

(a)	Amount includes repurchase costs.
(b)	February 2019 common units repurchased include 1.2 million common units acquired in a private transaction.
(c)

Of the total available for repurchase, approximately 1.1 million are available for repurchase in open market transactions and 1.3 million are available for repurchase in privately-negotiated transactions.

5) Captive Insurance Collateral

The Company considers all of its Captive insurance collateral to be available-for-sale investments. Investments at March 31, 2019 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$376	$—	$—	$376
U.S. Government Sponsored Agencies	24,290	49	(2)	24,337
Corporate Debt Securities	25,298	76	(27)	25,347
Foreign Bonds and Notes	4,092	2	(6)	4,088
Total	$54,056	$127	$(35)	$54,148

Investments at September 30, 2018 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$350	$—	$—	$350
U.S. Government Sponsored Agencies	10,735	—	(192)	10,543
Corporate Debt Securities	30,427	—	(928)	29,499
Foreign Bonds and Notes	5,111	—	(84)	5,027
Total	$46,623	$—	$(1,204)	$45,419

Maturities of investments were as follows at March 31, 2019 (in thousands):

Net Carrying Amount
Due within one year	$5,333
Due after one year through five years	33,865
Due after five years through ten years	14,950
Total	$54,148

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

As of March 31, 2019, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 7.2 million gallons of swap contracts, 2.2 million gallons of call options, 3.4 million gallons of put options, and 54.9 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of March 31, 2019, had 33.1 million gallons of long future contracts, and 50.8 million gallons of short future contracts that settle in future months.  To hedge its internal fuel usage and other related activities for fiscal 2019, the Company, as of March 31, 2019, had 1.8 million gallons of swap contracts and 0.8 million gallons of short swap contracts that settle in future months.

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

In August 2018, the Company entered into interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $50.0 million, or 50%, of its long term debt.  The Company has designated its interest rate swap agreements as cash flow hedging derivatives.  To the extent these derivative instruments are effective and the standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings.  As of March 31, 2019, the fair value of the swap contracts was negative $1.1 million. As of September 30, 2018, the fair value of the swap contracts was $39 thousand. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Regions Financial Corporation, Toronto-Dominion Bank and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At March 31, 2019, the aggregate cash posted as collateral in the normal course of business at counterparties was $1.6 million and recorded in prepaid expense and other current assets. Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of March 31, 2019, $3.5 million of hedge positions and payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at March 31, 2019
Commodity contracts	Fair liability value of derivative instruments	$8,089	$—	$8,089
Commodity contracts	Long-term derivative assets included in other long-term liabilities, net balance	972	—	972
Commodity contract assets at March 31, 2019		$9,061	$—	$9,061
Liability Derivatives at March 31, 2019
Commodity contracts	Fair liability value of derivative instruments	$(9,607)	$—	$(9,607)
Commodity contracts	Long-term derivative assets included in other long-term liabilities, net balance	(1,063)	—	(1,063)
Commodity contract liabilities at March 31, 2019		$(10,670)	$—	$(10,670)
Asset Derivatives at September 30, 2018
Commodity contracts	Fair asset value of derivative instruments	$17,710	$—	$17,710
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	906	—	906
Commodity contract assets September 30, 2018		$18,616	$—	$18,616
Liability Derivatives at September 30, 2018
Commodity contracts	Fair liability and fair asset value of derivative instruments	$—	$—	$—
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net balance	(103)	—	(103)
Commodity contract liabilities September 30, 2018		$(103)	$—	$(103)

The Company’s derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$—	$—	$—	$—	$—	$—
Long-term derivative assets included in deferred charges and other assets, net	—	—	—	—	—	—
Fair liability value of derivative instruments	8,089	(9,607)	(1,518)	—	—	(1,518)
Long-term derivative liabilities included in other long-term liabilities, net	972	(1,063)	(91)	—	—	(91)
Total at March 31, 2019	$9,061	$(10,670)	$(1,609)	$—	$—	$(1,609)
Fair asset value of derivative instruments	$17,710	$—	$17,710	$—	$—	$17,710
Long-term derivative assets included in other long-term assets, net	906	(103)	803	—	—	803
Fair liability value of derivative instruments	—	—	—	—	—	—
Long-term derivative liabilities included in other long-term liabilities, net	—	—	—	—	—	—
Total at September 30, 2018	$18,616	$(103)	$18,513	$—	$—	$18,513

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018
Commodity contracts	Cost of product (a)	$14,345	$(9,561)	$8,193	$(9,377)
Commodity contracts	Cost of installations and service (a)	$403	$11	$650	$(571)
Commodity contracts	Delivery and branch expenses (a)	$271	$(45)	$437	$(1,274)
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$(13,401)	$11,609	$17,638	$209

(a)	Represents realized closed positions and includes the cost of options as they expire.
(b)	Represents the change in value of unrealized open positions and expired options.

7) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	March 31, 2019	September 30, 2018
Product	$38,130	$34,618
Parts and equipment	21,989	21,759
Total inventory	$60,119	$56,377

8) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	March 31, 2019	September 30, 2018
Property and equipment	$215,725	$210,581
Less: accumulated depreciation	126,379	122,963
Property and equipment, net	$89,346	$87,618

9) Business Combinations

During fiscal year 2019, the Company acquired a propane dealer and the assets of one of its subcontractors for an aggregate purchase price of approximately $13.7 million.  The gross purchase price was allocated $11.2 million to intangible assets, $2.7 million to fixed assets, and reduced by $0.2 million for working capital credits.  The acquired companies’ operating results are included in the Company’s consolidated financial statements, and are not material to the Company’s financial condition, results of operations, or cash flows.

10) Goodwill and Intangibles, net

Goodwill

A summary of changes in Company’s goodwill is as follows (in thousands):

Balance as of September 30, 2018	$228,436
Fiscal year 2019 business combinations	10,858
Balance as of March 31, 2019	$239,294

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	March 31, 2019			September 30, 2018
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$359,073	$288,214	$70,859	$358,776	$279,990	$78,786
Trade names and other intangibles	32,740	14,110	18,630	32,739	13,081	19,658
Total	$391,813	$302,324	$89,489	$391,515	$293,071	$98,444

Amortization expense for intangible assets was $9.3 million for the six months ended March 31, 2019, compared to $9.6 million for the six months ended March 31, 2018.

11) Long-Term Debt and Bank Facility Borrowings

The Company’s debt is as follows (in thousands):

	March 31,		September 30,
	2019		2018
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$115,000	$115,000	$1,500	$1,500
Senior Secured Term Loan (b)	96,857	97,500	99,280	100,000
Total debt	$211,857	$212,500	$100,780	$101,500
Total short-term portion of debt	$125,000	$125,000	$9,000	$9,000
Total long-term portion of debt	$86,857	$87,500	$91,780	$92,500

(a)	The face amount of the Company’s variable rate long-term debt approximates fair value.

(b)	Carrying amounts are net of unamortized debt issuance costs of $0.6 million as of March 31, 2019 and $0.7 million as of September 30, 2018.

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

The interest rate on the fourth amended and restated revolving credit facility and the Term Loan is based on a margin over LIBOR or a base rate. At March 31, 2019, the effective interest rate on the Term Loan was approximately 5.7% and the effective interest rate on revolving credit facility borrowings was approximately 4.7%. At September 30, 2018, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 5.2% and 3.8%, respectively.

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

At March 31, 2019, $97.5 million of the Term Loan was outstanding, $115.0 million was outstanding under the revolving credit facility, $3.5 million of hedge positions were secured under the credit agreement, and $7.1 million of letters of credit were issued and outstanding. At September 30, 2018, $100.0 million of the Term Loan was outstanding, $1.5 million was outstanding under the revolving credit facility, no hedge positions were secured under the credit agreement, and $7.1 million of letters of credit were issued and outstanding.

At March 31, 2019, availability was $174.4 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio. At September 30, 2018, availability was $189.0 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio.

12) Income Taxes

 The accompanying financial statements are reported on a fiscal year, however, the Company and its corporate subsidiaries file Federal and State income tax returns on a calendar year.

The current and deferred income tax expense (benefit) for the three and six months ended March 31, 2019, and 2018 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2019	2018	2019	2018
Income before income taxes	$101,564	$82,783	$104,852	$111,453
Current tax expense (benefit)	37,958	(1,989)	39,547	(761)

Deferred tax (benefit) expense	(8,719)	29,778	(9,335)	38,490
Deferred tax (benefit) expense - impact of tax reform	-	216	-	(11,236)
Total deferred tax (benefit) expense	(8,719)	29,994	(9,335)	27,254
Total tax expense	$29,239	$28,005	$30,212	$26,493

The effective income tax rate increased from 23.8% for the six months ended March 31, 2018 to 28.8% for the six months ended March 31, 2019 due primarily to a provisional $11.2 million discrete tax benefit recorded as of March 31, 2018 that was not recorded as of March 31, 2019.  The discrete tax benefit resulted from the re-measurement of deferred tax liabilities as of March 31, 2018 due to the reduction of the Federal corporate income tax rate from 35% to 21% effective January 1, 2018 per the Tax Cuts and Jobs Act enacted in December 2017.  The Company’s net deferred tax liabilities will be realized at a lower statutory tax rate than when originally recorded.  Excluding the impact of the discrete tax benefit, our effective income tax rate decreased from 33.9% for the six months ended March 31, 2018 to 28.8% for the six months ended March 31, 2019 primarily due to the lower enacted Federal statutory tax rate.

At March 31, 2019, we did not have unrecognized income tax benefits.

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

13) Supplemental Disclosure of Cash Flow Information

	Six Months Ended
Cash paid during the period for:	March 31,
(in thousands)	2019	2018
Income taxes, net	$3,748	$479
Interest	$5,770	$4,415

14) Commitments and Contingencies

On April 18, 2017, a civil action was filed in the United States District Court for the Eastern District of New York, entitled M. Norman Donnenfeld v. Petro, Inc., Civil Action Number 2:17-cv-2310-JFB-SIL, against Petro, Inc. By amended complaint filed on August 15, 2017, the Plaintiff alleged he did not receive expected contractual benefits under his protected price plan contract when oil prices fell and asserts various claims for relief including breach of contract, violation of the New York General Business Law and fraudulent inducement. The Plaintiff also seeks to have a class certified of similarly situated Petro customers who entered into protected price plan contracts and were denied the same contractual benefits. No class has yet been certified in this action. The Plaintiff seeks compensatory, punitive and other damages in unspecified amounts.  On September 15, 2017, Petro filed a motion to dismiss the amended complaint as time-barred and for failure to state a cause of action.  On September 12, 2018, the district court granted in part and denied in part Petro's motion to dismiss.  The district court dismissed the Plaintiff's claims for breach of the covenant of good faith and fair dealing and fraudulent inducement, but declined to dismiss the Plaintiff's remaining claims.  The district court granted the Plaintiff leave to amend to attempt to replead his fraudulent inducement claim.  On October 10, 2018, the Plaintiff filed a second amended complaint.  The second amended complaint attempted to replead a fraudulent inducement claim and is otherwise substantially similar or identical to the prior complaint.  On November 13, 2018, Petro moved to dismiss the fraudulent inducement and unjust enrichment claims in the second amended complaint.  On January 31, 2019, the court granted the motion and dismissed the fraudulent inducement and unjust enrichment claims with prejudice.  On February 22, 2019, counsel for Petro and the Plaintiff participated in a full-day mediation which, after arms-length negotiations, resulted in a memorandum of understanding to settle the litigation, subject to the completion of confirmatory discovery, negotiation of a final settlement agreement and court approval.  In an order dated March 27, 2019, the district court stayed all discovery deadlines in light of the pending settlement.  The anticipated settlement is not an admission of liability or breach to any customers by Petro and the Company continues to believe the allegations lack merit.  If the settlement is not approved or finalized for any reason, the Company will continue to vigorously defend the action; in that case, we cannot assess the potential outcome or materiality of this matter.

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

The following presents the net income allocation and per unit data using this method for the periods presented:

	Three Months Ended		Six Months Ended
Basic and Diluted Earnings Per Limited Partner:	March 31,		March 31,
(in thousands, except per unit data)	2019	2018	2019	2018
Net income	$72,325	$54,778	$74,640	$84,960
Less General Partner’s interest in net income	454	319	469	494
Net income available to limited partners	71,871	54,459	74,171	84,466
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	12,934	9,444	12,294	14,423
Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$58,937	$45,015	$61,877	$70,043
Per unit data:
Basic and diluted net income available to limited partners	$1.40	$0.98	$1.42	$1.51
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	0.25	0.17	0.23	$0.25
Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$1.15	$0.81	$1.19	$1.26
Weighted average number of Limited Partner units outstanding	51,427	55,642	52,174	55,766

16) Subsequent Events

Quarterly Distribution Declared

In April 2019, we declared a quarterly distribution of $0.125 per unit, or $0.50 per unit on an annualized basis, on all Common Units with respect to the second quarter of fiscal 2019, payable on May 6, 2019, to holders of record on April 26, 2019. The amount of distributions in excess of the minimum quarterly distribution of $0.0675 are distributed in accordance with our Partnership Agreement, subject to the management incentive compensation plan. As a result, $6.3 million will be paid to the Common Unit holders, $0.23 million to the General Partner unit holders (including $0.20 million of incentive distribution as provided in our Partnership Agreement) and $0.2 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Units Repurchased and Retired

In accordance with the Repurchase Plan, during April 2019 the Company repurchased and retired 0.2 million Common Units at an average price paid of $9.67 per unit.

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

	Fiscal 2019		Fiscal 2018		Fiscal 2017		Fiscal 2016		Fiscal 2015
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$1.66	$2.44	$1.74	$2.08	$1.39	$1.70	$1.08	$1.61	$1.85	$2.66
March 31	1.70	2.04	1.84	2.14	1.49	1.70	0.87	1.26	1.62	2.30
June 30 (a)	—	—	1.96	2.29	1.37	1.65	1.08	1.57	1.68	2.02
September 30	—	—	2.05	2.35	1.45	1.86	1.26	1.53	1.38	1.84

(a)	On April 30, 2019, the wholesale cost of home heating oil closed at $2.08 per gallon

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

During the six months ended March 31, 2018, the Company recorded an $11.2 million discrete income tax benefit for the re-measurement of deferred tax assets and liabilities due to the change in the Federal corporate income tax rate on which the deferred taxes are based.  Excluding the $11.2 million benefit recorded to income tax expense, our combined Federal, state, and local effective income tax rate was reduced to 28.8% for the six months ended March 31, 2019 from 33.9% at March 31, 2018.

Book versus Tax Deductions

The amount of cash flow that we generate in any given year depends upon a variety of factors including the amount of cash income taxes that we are required to pay, which will increase as tax depreciation and amortization decreases. The amount of depreciation and amortization that we deduct for book (i.e., financial reporting) purposes will differ from the amount that the Company can deduct for Federal tax purposes. The table below compares the estimated depreciation and amortization for book purposes to the amount that we expect to deduct for Federal tax purposes based on currently owned assets. While we file our tax returns based on a calendar year, the amounts below are based on our September 30 fiscal year, and the tax amounts include any 100% bonus depreciation available for fixed assets purchased.  However, this table does not include any forecast of future annual capital purchases.

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2019	$32,185	$33,247
2020	28,765	22,232
2021	24,341	19,181
2022	19,824	17,373
2023	16,996	15,416
2024	12,887	14,339

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

Under these contracts, we are entitled to a payment if the total number of degree days within the hedge period is less than the ten year average. The “Payment Thresholds,” or strikes, are set at various levels. Conversely, we are obligated to make a payment capped at $5.0 million if degree days exceed the ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year. At March 31, 2019 and 2018, we recorded liabilities of $2.1 million and $1.9 million, respectively, due under our weather hedge contracts, reflecting colder weather than the ten year average. For fiscal 2020 and 2021 the maximum that the Company can receive annually is $12.5 million and the maximum that the Company would be obligated to pay annually is $5.0 million on an annual basis.

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

Revenue Recognition

Effective October 1, 2018 we adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”).  In accordance with the new revenue standard requirements, our condensed consolidated statement of operations and the balance sheet were impacted due to a portion of the sale being accounted for as service revenue that was previously accounted for as product revenue, a decrease in revenue as a result of the deferment of certain customer credits that were previously accounted for as delivery and branch expenses and expensed as incurred, and a decrease in delivery and branch expenses for the deferment of commissions provided to Company employees that were previously expensed as incurred.  Refer to Note 3- Revenue Recognition to the Condensed Consolidated Financial Statements for the impact of the adoption of the revenue recognition accounting standard on our condensed consolidated statement of operations and balance sheet, as of and for the three and six months ended March 31, 2019.

Customer Attrition

We measure net customer attrition for our full service residential and commercial home heating oil and propane customers. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customers that are obtained through marketing efforts or lost at newly acquired businesses are included in these calculations. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis. Gross customer losses are the result of a number of factors, including price competition, move-outs, credit losses, conversions to natural gas and service disruptions. When a customer moves out of an existing home, we count the “move out” as a loss, and if we are successful in signing up the new homeowner, the “move in” is treated as a gain.

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2019			2018			2017
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	26,200	25,400	800	24,700	19,900	4,800	24,300	19,100	5,200
Second Quarter	12,600	22,300	(9,700)	14,100	18,900	(4,800)	13,200	16,400	(3,200)
Third Quarter	—	—	—	7,900	16,200	(8,300)	8,000	12,700	(4,700)
Fourth Quarter	—	—	—	13,100	19,400	(6,300)	12,400	16,500	(4,100)
Total	38,800	47,700	(8,900)	59,800	74,400	(14,600)	57,900	64,700	(6,800)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2019			2018			2017
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	5.8%	5.6%	0.2%	5.4%	4.3%	1.1%	5.6%	4.4%	1.2%
Second Quarter	2.8%	5.0%	(2.2%)	3.0%	4.1%	(1.1%)	3.0%	3.7%	(0.7%)
Third Quarter	—	—	—	1.7%	3.5%	(1.8%)	1.8%	2.9%	(1.1%)
Fourth Quarter	—	—	—	2.9%	4.3%	(1.4%)	2.7%	3.6%	(0.9%)
Total	8.6%	10.6%	(2.0%)	13.0%	16.2%	(3.2%)	13.1%	14.6%	(1.5%)

For the six months ended March 31, 2019, the Company lost 8,900 accounts (net), or 2.0%, of our home heating oil and propane customer base, compared to zero accounts gained (net), or 0.0%, of our home heating oil and propane customer base, during the six months ended March 31, 2018. Our gross customer gains were equal to the prior year’s comparable period, but our gross customer losses were 8,900 accounts higher. Gross customer losses exceeded the prior year primarily due to our decision not to renew certain low margin accounts, credit issues, and the price of home heating oil and propane.

For the six months ended March 31, 2018, the Company did not gain or lose any accounts (net) of our home heating oil and propane customer base, compared to 2,000 accounts gained (net), or 0.5% of our home heating oil and propane customer base, during the six months ended March 31, 2017. Our gross customer gains were 1,300 accounts higher than the six months ended March 31, 2017 but our gross customer losses were 3,300 accounts higher. Our gross customer losses exceeded the losses for the six months ended March 31, 2017 primarily as a result of customer losses due to the price of home heating oil, credit and service disruptions. The wholesale cost of home heating oil and propane increased by 18.5% per gallon putting additional price pressure on our customer base. Higher prices also drove up customer account balances resulting in higher credit related losses. In addition, the impact of the extremely cold temperatures and hazardous road conditions due to winter storms at the end of December 2017 and into January 2018 stressed our ability to service our customers at times and resulted in higher delivery and service losses.

During the six months ended March 31, 2019, we estimate that we lost 0.8% of our home heating oil and propane accounts to natural gas conversions versus 0.6% for the six months ended March 31, 2018 and the six months ended March 31, 2017. Losses to natural gas in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates. Conversions to natural gas may continue as it remains less expensive than home heating oil on an equivalent BTU basis.

Acquisitions

The timing of acquisitions and the types of products sold by the acquired companies will impact year-over-year comparisons.  During the first half of fiscal 2019, the Company completed two acquisitions; one that sold approximately 0.1 million gallons of propane during the 12-month period prior to the date of acquisition. In addition, we purchased the assets of one of our subcontractors that had revenues of approximately $11 million for the 12 month period prior to date of acquisition. Star accounted for approximately 60% of its revenue.  During fiscal 2018 the Company completed six acquisitions. The following table details the Company’s acquisition activity and the volumes sold by the acquired company during the 12-month period prior to the date of acquisition.

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

Three Months Ended March 31, 2019

Compared to the Three Months Ended March 31, 2018

Volume

For the three months ended March 31, 2019, retail volume of home heating oil and propane sold decreased by 6.8 million gallons, or 3.8%, to 173.3 million gallons, compared to 180.1 million gallons for the three months ended March 31, 2018. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended March 31, 2019 were 2.9% colder than the three months ended March 31, 2018 but 2.6% warmer than normal, as reported by NOAA. For the twelve months ended March 31, 2019, net customer attrition for the base business was 4.9%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended March 31, 2018	180.1
Acquisitions	5.8
Impact of colder temperatures	5.0
Net customer attrition	(11.0)
Other (a)	(6.6)
Change	(6.8)
Volume - Three months ended March 31, 2019	173.3

(a)	The last week of December 2017 was over 40% colder than normal, and we believe that these temperatures positively impacted deliveries during the second quarter of fiscal 2018.

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended March 31, 2019 compared to the three months ended March 31, 2018:

	Three Months Ended
Customers	March 31, 2019	March 31, 2018
Residential Variable	41.1%	42.7%
Residential Price-Protected (Ceiling and Fixed Price)	46.7%	45.2%
Commercial/Industrial	12.2%	12.1%
Total	100.0%	100.0%

Volume of other petroleum products sold increased by 8.9 million gallons, or 29.6%, to 39.0 million gallons for the three months ended March 31, 2019, compared to 30.1 million gallons for the three months ended March 31, 2018, largely due to acquisitions.

Product Sales

For the three months ended March 31, 2019, product sales increased $14.4 million, or 2.3%, to $637.4 million, compared to $623.0 million for the three months ended March 31, 2018, reflecting an increase in wholesale product costs of $0.0391 per gallon, or 2.0%, an increase in total volume sold of 1.0%, and higher per gallon home heating oil and propane margins. Also, as a result of the adoption of ASU No. 2014-09 product sales decreased by $6.0 million due to a portion of the sale being accounted for as service revenue previously accounted for as product revenue ($3.5 million) and accounting for certain upfront credits given to customers as a decrease in product revenue previously accounted for as delivery and branch expenses ($2.5 million).

Installations and Services

For the three months ended March 31, 2019, installation and service revenue increased $1.1 million, or 1.8%, to $62.2 million, compared to $61.1 million for the three months ended March 31, 2018, due to acquisitions ($1.6 million) and the adoption of ASU No. 2014-09 ($1.7 million), that was partially offset by a reduction in the base business ($2.2 million).

Cost of Product

For the three months ended March 31, 2019, cost of product increased $12.3 million, or 3.1%, to $415.6 million, compared to $403.3 million for the three months ended March 31, 2018, due largely to a $0.0391 per gallon, or 2.0%, increase in wholesale product cost and an increase in total volume sold of 1.0%.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended March 31, 2019 increased by $0.0473 per gallon, or 4.0%, to $1.2213 per gallon, from $1.1740 per gallon during the three months ended March 31, 2018. Going forward, we cannot assume that the per gallon margins realized during the three months ending March 31, 2019 are sustainable, for future periods.

Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	March 31, 2019		March 31, 2018
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	173.3		180.1
Sales	$554.4	$3.1989	$554.8	$3.0807
Cost	$342.7	$1.9776	$343.4	$1.9067
Gross Profit	$211.7	$1.2213	$211.4	$1.1740

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	39.0		30.1
Sales	$83.0	$2.1311	$68.2	$2.2679
Cost	$72.9	$1.8717	$59.9	$1.9933
Gross Profit	$10.1	$0.2594	$8.3	$0.2746

Total Product	Amount (in millions)	Amount (in millions)
Sales	$637.4	$623.0
Cost	$415.6	$403.3
Gross Profit	$221.8	$219.7

For the three months ended March 31, 2019, total product gross profit was $221.8 million, which was $2.1 million, or 1.0% greater than the three months ended March 31, 2018, due to an increase in home heating oil and propane margins ($8.3 million), partially offset by a decrease in home heating oil and propane volume ($8.0 million), and an increase in gross profit from other petroleum products ($1.8 million). The increase in product gross profit from other petroleum products was largely due to acquisitions.

Cost of Installations and Services

Total installation costs for the three months ended March 31, 2019 increased by $0.6 million, or 3.2% to $17.7 million, compared to $17.1 million in installation costs for the three months ended March 31, 2018, due to higher sales in the base business and to a lesser extent, acquisitions. Installation costs as a percentage of installation sales were 86.6% for the three months ended March 31, 2019 and 86.8% for the three months ended March 31, 2018.

Service expense increased by $0.1 million, or 0.4%, to $47.7 million for the three months ended March 31, 2019, representing 114.2% of service sales, versus $47.6 million, or 115.0% of service sales, for the three months ended March 31, 2018. This increase was due to acquisition related service expenses of $1.3 million, and partially offset by a $1.2 million, or 1.9% decrease in the base business. The decline in the base business service expense was due to a return to normal weather conditions in January 2019 compared to the extremely cold weather conditions experienced during late December 2017 and the early part of January 2018 (when temperatures were more than 45% colder than normal).  The extremely cold weather in the prior year resulted in a significant increase in the demand for service, resulting in additional service costs and a greater number of hours worked at premium labor rates.  We realized a combined net loss from service and installation of $3.2 million for the three months ended March 31, 2019 compared to a combined net loss of $3.6 million for the three months ended March 31, 2018. Also, as a result of the adoption of ASU No. 2014-09, service revenue increased by $1.7 million related to a portion of the sale being accounted for as service revenue that were previously accounted for as product revenue.  Management views the service and installation department on a combined basis because many overhead functions cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended March 31, 2019, the change in the fair value of derivative instruments resulted in a $13.4 million credit due to an increase in the market value for unexpired hedges ($5.5 million), and a $7.9 million credit due to the expiration of certain hedged positions.

During the three months ended March 31, 2018, the change in the fair value of derivative instruments resulted in an $11.6 million charge due to a decrease in the market value for unexpired hedges (a $3.8 million charge) and a $7.8 million charge due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the three months ended March 31, 2019, delivery and branch expenses increased $4.1 million, or 3.8%, to $110.7 million, compared to $106.6 million for the three months ended March 31, 2018, due to additional costs from acquisitions of $4.8 million, and partially offset by a $0.7 million, or 0.7%, decrease in operating expenses in the base business. The decrease in the base business includes $2.1 million of lower insurance claims expense and $0.9 million decrease in other delivery costs due to a return to normal weather conditions in January 2019 compared to the extremely cold weather conditions experienced during late December 2017 and the early part of January 2018 (when temperatures were more than 45% colder than normal).  Further, as a result of the adoption of ASU No. 2014-09, delivery and branch expenses decreased $0.5 million (with a corresponding decrease to revenue) for certain customer credits and the deferment of certain sales commissions.  Partially offsetting the decrease in expenses was a $1.3 million increase in the amount due under our weather hedge contracts, as temperatures were colder versus the ten-year average compared to the three months ended March 31, 2018 (the weather hedge covered the period from November 1 to March 31 taken as a whole), $0.7 million in vehicle fuels and leases, and $0.8 million related to our concierge level of service program, which was greatly curtailed this past January.

Depreciation and Amortization Expenses

For the three months ended March 31, 2019, depreciation and amortization expense increased $0.2 million, or 2.0% to $7.9 million, compared to $7.7 million for the three months ended March 31, 2018 largely due to acquisitions.

General and Administrative Expenses

For the three months ended March 31, 2019, general and administrative expenses increased by $3.6 million, to $9.8 million, from $6.2 million for the three months ended March 31, 2018, primarily due to higher legal and professional expenses of $2.1 million and a $1.5 million charge related to the discontinued use of a tank monitoring system.

Finance Charge Income

For the three months ended March 31, 2019, finance charge income decreased from $1.5 million at March 31, 2018 to $1.4 million at March 31, 2019.  The income primarily represents late customer payment charges.

Interest Expense, Net

For the three months ended March 31, 2019, net interest expense increased by $0.8 million, or 34.0%, to $3.2 million compared to $2.4 million for the three months ended March 31, 2018. Interest expense rose by $0.8 million primarily due to an increase in average borrowings of $17.4 million from $196.0 million during the three months ended March 31, 2018 to $213.4 million during the three months ended March 31, 2019 and an increase in the weighted average interest rate from 3.9% during the three months ended

March 31, 2018 to 4.9% during the three months ended March 31, 2019. The increase in average borrowings of $17.4 million was largely used to fund acquisitions. To hedge against rising interest rates, the Company entered into an interest rate swap in July 2018 to fix the interest rate for $50.0 million, or 50%, of our long term debt.

Amortization of Debt Issuance Costs

For the three months ended March 31, 2019, amortization of debt issuance costs decreased by $0.1 million, or 20.2%, to $0.2 million compared to $0.3 million for the three months ended March 31, 2018 due to lower debt issuance costs associated with the fourth amended and restated credit agreement as compared to the third amended and restated credit agreement.

Income Tax Expense

For the three months ended March 31, 2019, the Company’s income tax expense increased by $1.2 million to $29.2 million, from $28.0 million for the three months ended March 31, 2018, primarily due to an increase in income before income taxes of $18.8 million.  The increase was partially offset by a decrease in our combined Federal, state, and local effective income tax rate from 33.8% for the three months ended March 31, 2018 to 28.8% for the three months ended March 31, 2019 due to the reduced Federal statutory income tax rate per the Tax Reform Act signed into law in December 2017.

Net Income

For the three months ended March 31, 2019, net income increased $17.5 million, or 32.0%, to $72.3 million primarily due to a favorable change in the fair value of derivative instruments of $25.0 million, which was partially offset by the decrease in Adjusted EBITDA of $5.3 million, described below, and the unfavorable change in income tax expense of $1.2 million due to the increase in income before income tax.

Adjusted EBITDA

For the three months ended March 31, 2019, Adjusted EBITDA decreased by $5.3 million, or 5.1%, to $99.5 million. Acquisitions provided $3.4 million in Adjusted EBITDA, and the base business Adjusted EBITDA decreased by $8.7 million. The impact of colder temperatures and higher home heating oil and propane margins in the base business more than offset greater total operating expenses and the impact of the delivery scheduling volume variance improving year-over-year Adjusted EBITDA by $0.7 million prior to the following items: i) $3.8 million due to implementation of the aforementioned revenue recognition accounting standard (the majority of which is expected to be reversed by the end of fiscal 2019); ii) $2.1 million of higher legal and professional expenses; iii) a charge of $1.5 million related to the discontinued use of a tank monitoring system; iv) a $0.6 million net Adjusted EBITDA loss associated with the Company’s concierge program, which was greatly curtailed this past January; and v) $1.3 million of expense due to an increase in the amount due under our weather hedge contracts (as previously discussed).

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provide additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net income	$72,325	$54,778
Plus:
Income tax expense	29,239	28,005
Amortization of debt issuance cost	244	307
Interest expense, net	3,194	2,383
Depreciation and amortization	7,858	7,703
EBITDA (a)	112,860	93,176
(Increase) / decrease in the fair value of derivative instruments	(13,401)	11,609
Adjusted EBITDA (a)	99,459	104,785
Add / (subtract)
Income tax expense	(29,239)	(28,005)
Interest expense, net	(3,194)	(2,383)
Provision for losses on accounts receivable	3,439	3,154
Increase in accounts receivables	(63,506)	(74,337)
Decrease in inventories	16,446	11,778
Decrease in customer credit balances	(24,356)	(27,890)
Change in deferred taxes	(8,719)	29,994
Change in other operating assets and liabilities	30,200	(14,135)
Net cash provided by operating activities	$20,530	$2,961
Net cash used in investing activities	$(19,198)	$(3,326)
Net cash (used in) provided by financing activities	$(8,749)	$14,655

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

Six Months Ended March 31, 2019

Compared to the Six Months Ended March 31, 2018

Volume

For the six months ended March 31, 2019, retail volume of home heating oil and propane sold increased by 3.1 million gallons, or 1.1%, to 286.6 million gallons, compared to 283.5 million gallons for the six months ended March 31, 2018. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the six months ended March 31, 2019 were 4.0% colder than the six months ended March 31, 2018 but 1.8% warmer than normal, as reported by NOAA. For the twelve months ended March 31, 2019, net customer attrition for the base business was 4.9%.  The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.”  An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Six months ended March 31, 2018	283.5
Acquisitions	9.5
Impact of colder temperatures	11.0
Net customer attrition	(17.4)
Other	-
Change	3.1
Volume - Six months ended March 31, 2019	286.6

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the six months ended March 31, 2019 compared to the six months ended March 31, 2018:

	Six Months Ended
Customers	March 31, 2019	March 31, 2018
Residential Variable	41.2%	42.7%
Residential Price-Protected (Ceiling and Fixed Price)	46.3%	45.0%
Commercial/Industrial	12.5%	12.3%
Total	100.0%	100.0%

Volume of other petroleum products sold increased by 20.2 million gallons, or 33.3%, to 80.9 million gallons for the six months ended March 31, 2019, compared to 60.7 million gallons for the six months ended March 31, 2018, largely due to acquisitions.

Product Sales

For the six months ended March 31, 2019, product sales increased $106.4 million, or 10.8%, to $1.1 billion, compared to $1.0 billion for the six months ended March 31, 2018, reflecting an increase in wholesale product costs of $0.0875 per gallon, or 4.7%, an increase in total volume sold of 6.8%, and higher per gallon home heating oil and propane margins. Also, as a result of the adoption of ASU No. 2014-09 product sales decreased by $9.5 million due to a portion of the sale being accounted for as service revenue previously accounted for as product revenue ($5.6 million) and accounting for certain upfront credits given to customers as a decrease in product revenue previously accounted for as delivery and branch expenses ($3.9 million).

Installations and Services

For the six months ended March 31, 2019, installations and services revenue increased $7.3 million, or 5.6%, to $138.5 million, compared to $131.2 million for the six months ended March 31, 2018, due a $3.7 million increase in the base business, including $3.2 million due to the adoption of ASU No. 2014-09 and $3.6 million of revenue from acquisitions.

Cost of Product

For the six months ended March 31, 2019, cost of product increased $75.8 million, or 11.7%, to $721.9 million, compared to $646.1 million for the six months ended March 31, 2018, due largely to a $0.0875 per gallon, or 4.7%, increase in wholesale product cost and an increase in total volume sold of 6.8%.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the six months ended March 31, 2019 increased by $0.0792 per gallon, or 6.9%, to $1.2332 per gallon, from $1.1540 per gallon during the six months ended March 31, 2018. Going forward, we cannot assume that the per gallon margins realized during the six months ending March 31, 2019 are sustainable, for future periods.

Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Six Months Ended
	March 31, 2019		March 31, 2018
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	286.6		283.5
Sales	$918.6	$3.2046	$856.2	$3.0200
Cost	$565.1	$1.9714	$529.0	$1.8660
Gross Profit	$353.5	$1.2332	$327.2	$1.1540

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	80.9		60.7
Sales	$177.5	$2.1946	$133.4	$2.1966
Cost	$156.8	$1.9382	$117.0	$1.9261
Gross Profit	$20.7	$0.2564	$16.4	$0.2705

Total Product	Amount (in millions)	Amount (in millions)
Sales	$1,096.1	$989.6
Cost	$721.9	$646.0
Gross Profit	$374.2	$343.6

For the six months ended March 31, 2019, total product gross profit was $374.2 million, which was $30.6 million, or 8.9% greater than the six months ended March 31, 2018, due to an increase in home heating oil and propane volume ($3.6 million) sold at higher margins ($22.7 million), and an increase in gross profit from other petroleum products ($4.3 million). The increase in product gross profit from other petroleum products was largely due to acquisitions.

Cost of Installations and Services

Total installation costs for the six months ended March 31, 2019 increased by $2.8 million, or 7.1% to $42.5 million, compared to $39.7 million in installation costs for the six months ended March 31, 2018, due to higher sales in the base business and to a lesser extent acquisitions.  Installation costs as a percentage of installation sales for the six months ended March 31, 2019 and the six months ended March 31, 2018 was 84.4%.

Service expense increased by $2.7 million, or 2.9%, to $97.2 million for the six months ended March 31, 2019, representing 110.3% of service sales, versus $94.5 million, or 112.3% of service sales, for the six months ended March 31, 2018. This increase was due to acquisition related service expenses of $2.5 million and a $0.2 million, or 0.2%, increase in the base business.  Higher base business service costs in the first quarter were partially reduced in the second quarter due to a return to normal weather conditions in January 2019 compared to the extremely cold weather conditions experienced during late December 2017 and the early part of January 2018 (when temperatures were more than 45% colder than normal).  The extremely cold weather in the prior year resulted in a significant increase in the demand for service, resulting in additional service costs and a greater number of hours worked at premium labor rates.  We realized a combined net loss from service and installation of $1.2 million for the six months ended March 31, 2019 compared to a combined net loss of $3.0 million for the six months ended March 31, 2018. Also, as a result of the adoption of ASU No. 2014-09, service revenue increased by $3.2 million primarily related to accounting for certain customer consideration as service revenue that were previously accounted for as product revenue.  Management views the service and installation department on a combined basis because many overhead functions cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the six months ended March 31, 2019, the change in the fair value of derivative instruments resulted in a $17.6 million charge due to a decrease in the market value for unexpired hedges $5.3 million, and a $12.3 million charge due to the expiration of certain hedged positions.

During the six months ended March 31, 2018, the change in the fair value of derivative instruments resulted in a $0.2 million charge as an increase in the market value for unexpired hedges (a $2.9 million credit) was more than offset by a $3.1 million charge due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the six months ended March 31, 2019, delivery and branch expenses increased $15.6 million, or 7.9%, to $213.4 million, compared to $197.8 million for the six months ended March 31, 2018, due to additional costs from acquisitions of $8.8 million, and a $6.8 million, or 3.4%, increase in operating expenses in the base business. The increase in the base business includes $1.3 million in increased bad debt and payment processing related costs primarily due to higher revenues and credit card use, $1.6 million in higher fixed costs primarily related to strengthening our customer service staff, $3.2 million related to our concierge level of service program, $2.0 million in vehicle fuels and leases, and normal salary, benefit and other expense changes totaled $2.9 million, or 1.5% of the increase, and $0.2 million increase in the amount due under our weather hedge contracts, as temperatures were colder versus the ten-year average compared to the three months ended March 31, 2018 (the weather hedge covered the period from November 1 to March 31 taken as a whole).  These increases in the base business were partially reduced by a $1.4 million decline in insurance claims expense due to a return to normal weather conditions in January 2019 compared to the extremely cold weather conditions experienced during late December 2017 and the early part of January 2018 (when temperatures were more than 45% colder than normal), and as a result of the adoption of ASU No. 2014-09, delivery and branch expenses decreased $2.3 million (with a corresponding decrease to revenue) for certain customer credits and the deferment of $0.7 million of sales commissions.

Depreciation and Amortization Expenses

For the six months ended March 31, 2019, depreciation and amortization expense increased $0.2 million, or 1.0%, to $15.6 million, compared to $15.4 million for the six months ended March 31, 2018 largely due to acquisitions.

General and Administrative Expenses

For the six months ended March 31, 2019, general and administrative expenses increased by $4.8 million or 37.2%, to $17.7 million from $12.9 million for the six months ended March 31, 2018, primarily due to higher legal and professional expenses of $2.6 million, a $1.5 million charge related to the discontinued use of a tank monitoring system, $0.4 million increase in acquisition expenses, and $0.3 million of normal salary and benefit changes.

Finance Charge Income

For the six months ended March 31, 2019, finance charge income was unchanged at $2.3 million for the six months ended March 31, 2019 compared to the six months ended March 31, 2018. The income primarily represents late customer payment charges.

Interest Expense, Net

For the six months ended March 31, 2019, net interest expense increased by $1.2 million, or 27.7%, to $5.7 million compared to $4.5 million for the six months ended March 31, 2018. Interest expense rose by $1.6 million primarily due to an increase in average borrowings of $28.9 million from $148.2 million during the six months ended March 31, 2018 to $177.1 million during the six months ended March 31, 2019 and an increase in the weighted average interest rate from 4.1% during the six months ended March 31, 2018 to 5.2% during the six months ended March 31, 2019. The increase in average borrowings of $28.9 million was largely used to fund acquisitions. To hedge against rising interest rates, the Company entered into an interest rate swap in July 2018 to fix the interest rate for $50.0 million, or 50%, of our long term debt. Interest income increased by $0.4 million primarily due to higher cash deposited into our captive insurance company and an increase in the return on these investments.

Amortization of Debt Issuance Costs

For the six months ended March 31, 2019, amortization of debt issuance costs decreased by $0.1 million, or 18.3%, to $0.5 million compared to $0.6 million for the six months ended March 31, 2018 due to lower debt issuance costs associated with the fourth amended and restated credit agreement as compared to the third amended and restated credit agreement.

Income Tax Expense

For the six months ended March 31, 2019, the Company’s income tax expense increased by $3.7 million to $30.2 million, from $26.5 million for the six months ended March 31, 2018. The increase was primarily due to an $11.2 million discrete income tax benefit recorded as of March 31, 2018 to reflect the impact of the Tax Reform Act signed into law in December 2017 that did not repeat in fiscal 2019.  The tax reform reduced the Federal statutory income tax rate for corporations from 35% to 21% effective January 1, 2018 and, therefore, the Company’s net deferred tax liability would be realized at a lower statutory tax rate than originally recorded, resulting in a tax benefit to the Company.  The increase was partially offset by a $7.5 million decrease in income tax expense due to lower income versus the prior year’s comparative quarter.  The Company’s combined Federal, state, and local effective tax rate increased from 23.8% for the six months ended March 31, 2018 to 28.8% for the six months ended March 31, 2019. Excluding the impact of the discrete tax benefit, our combined Federal, state, and local effective income tax rate decreased to 28.8% for the six months ended March 31, 2019 from 33.9% for the six months ended March 31, 2018, primarily due to the lower enacted Federal statutory income tax rate.

Net Income

For the six months ended March 31, 2019, net income decreased $10.3 million, or 12.1%, to $74.6 million due primarily to an unfavorable change in the fair value of derivative instruments of $17.4 million and a $3.7 million increase in income tax expense, which was partially offset by the increase in Adjusted EBITDA of $12.1 million, described below.

Adjusted EBITDA

For the six months ended March 31, 2019, Adjusted EBITDA increased by $12.1 million, or 9.2%, to $144.3 million. Acquisitions provided $5.1 million of increase in Adjusted EBITDA, and in the base business, Adjusted EBITDA rose by $7.0 million.  The impact of colder temperatures and higher home heating oil and propane margins in the base business more than offset greater total operating expenses, improving year-over-year Adjusted EBITDA by $17.5 million prior to the following items: i) $3.2 million due to the implementation of the aforementioned revenue recognition accounting standard (the majority of which is expected to be reversed by the end of fiscal 2019); ii) $2.6 million of higher legal and professional expenses; iii) a charge of $1.5 million related to the discontinued use of a tank monitoring system; iv) a $3.0 million net Adjusted EBITDA loss associated with the Company’s concierge program, which was greatly curtailed this past January; and v) $0.2 million of expense due to an increase in the amount due under our weather hedge contracts (as previously discussed).

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provide additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Six Months Ended March 31,
(in thousands)	2019	2018
Net income	$74,640	$84,960
Plus:
Income tax expense	30,212	26,493
Amortization of debt issuance cost	503	616
Interest expense, net	5,710	4,470
Depreciation and amortization	15,603	15,444
EBITDA (a)	126,668	131,983
(Increase) / decrease in the fair value of derivative instruments	17,638	209
Adjusted EBITDA (a)	144,306	132,192
Add / (subtract)
Income tax expense	(30,212)	(26,493)
Interest expense, net	(5,710)	(4,470)
Provision for losses on accounts receivable	4,968	3,465
Increase in accounts receivables	(159,249)	(170,530)
Increase in inventories	(3,741)	(108)
Decrease in customer credit balances	(38,476)	(42,184)
Change in deferred taxes	(9,335)	27,254
Change in other operating assets and liabilities	55,088	20,599
Net cash used in operating activities	$(42,361)	$(60,275)
Net cash used in investing activities	$(27,310)	$(41,217)
Net cash provided by financing activities	$71,512	$84,463

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

During the six months ended March 31, 2019, cash used in operating activities decreased $17.9 million to $42.4 million, compared to $60.3 million of cash used in operating activities during the six months ended March 31, 2018.  This reflects a $12.4 million increase in cash generated from operations prior to consideration of income tax, $15.0 million of higher net collections of accounts receivables (including customer credit balances), which was partially offset by a $10.5 million unfavorable change in accounts payable due primarily to the timing of inventory purchases.  The remaining $1.0 million of the change is related to other changes in working capital.

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

Investing Activities

Our capital expenditures for the six months ended March 31, 2019 totaled $6.8 million, as we invested in computer hardware and software ($3.0 million), refurbished certain physical plants ($0.8 million), expanded our propane operations ($1.9 million) and made additions to our fleet and other equipment ($1.1 million).

During the six months ended March 31, 2019 we deposited $6.8 million into an irrevocable trust to secure certain liabilities for our captive insurance company and another $0.8 million of earnings were reinvested into the irrevocable trust. The cash deposited into the trust is shown on our balance sheet as Captive insurance collateral and, correspondingly, reduced cash on our balance sheet.  We believe that investments into the irrevocable trust will lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

During the six months ended March 31, 2019 the Company acquired a propane dealer and the assets of one of its subcontractors for an aggregate purchase price of approximately $13.7 million.  The gross purchase price was allocated $11.2 million to intangible assets, $2.7 million to fixed assets, and reduced by $0.2 million for working capital credits.

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

During the six months ended March 31, 2018, we deposited $34.2 million of cash into an irrevocable trust to secure certain liabilities for our captive insurance company and, as a result, $36.6 million of letters of credit were cancelled that previously had secured these liabilities.

Financing Activities

During the six months ended March 31, 2019 we paid distributions of $12.3 million to our Common Unit holders and $0.4 million to our General Partner unit holders (including $0.3 million of incentive distributions as provided in our Partnership Agreement). We borrowed $139.3 million under our revolving credit facility and subsequently repaid $25.8 million. We also repaid $2.5 million of our tem loan and repurchased 2.8 million common units for $26.4 million in connection with our unit repurchase plan.

During the six months ended March 31, 2018 we paid distributions of $12.3 million to our Common Unit holders and $0.3 million to our General Partner unit holders (including $0.3 million of incentive distributions as provided in our Partnership Agreement). We borrowed $160.1 million under our revolving credit facility and subsequently repaid $45.1 million. We also repaid $5.0 million of our term loan. In addition, we repurchased 1.3 million common units for $12.0 million in connection with our unit repurchase plan.

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of March 31, 2019 ($16.4 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and reduced from subsequent seasonal reductions in inventory and accounts receivable. As of March 31, 2019, we had $115.0 million in borrowings under our revolving credit facility, $97.5 million under our term loan and $7.1 million in letters of credit outstanding.

Under the terms of our credit agreement, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 15% of the maximum facility size and a fixed charge coverage ratio of not less than 1.15. We must also maintain a senior secured leverage ratio that cannot be more than 3.0 as of December 31th or September 30th, and no more than 4.5 as of December 31st or March 31st. As of March 31, 2019, Availability, as defined in the credit agreement, was $174.4 million, and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for the remainder of fiscal 2019 are estimated to be approximately $4.0 million to $6.0 million, excluding the capital requirements for leased fleet. In addition, we plan to invest approximately $1.2 million to $1.4 million in our propane operations. Distributions for the balance of fiscal 2019, at the current quarterly level of $0.1250 per unit, would result in an aggregate of approximately $12.6 million to Common Unit holders, $0.5 million to our General Partner (including $0.4 million of incentive distribution as provided for in our Partnership Agreement) and $0.4 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. Under the terms of our credit facility, our term loan is repayable in quarterly payments of $2.5 million, and, depending on our fiscal 2019 results, we may be required to make an additional payment (see Note 11 - Long-Term Debt and Bank Facility Borrowings). In addition, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

Contractual Obligations and Off-Balance Sheet Arrangements

There has been no material change to Contractual Obligations and Off-Balance Sheet Arrangements since our September 30, 2018 Form 10-K disclosure and therefore, the table has not been included in this Form 10-Q.

Recent Accounting Pronouncements

The following new accounting standards were recently adopted by the Company, and are more fully described in Note 2 -Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements, of the consolidated financial statements:

•	ASU No. 2014-09, Revenue from Contracts with Customers
•	ASU No. 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments
•	ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business

The following new accounting standards are currently being evaluated by the Company, and are more fully described in Note 2 - Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements, of the consolidated financial statements:

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

At March 31, 2019, we had outstanding borrowings totaling $212.5 million, which are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $1.5 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at March 31, 2019, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $7.2 million to a fair market value of $5.6 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $4.4 million to a negative fair market value of ($6.0) million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

c) Other

The General Partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of our general partner have concluded, as of March 31, 2019, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

On April 18, 2017, a civil action was filed in the United States District Court for the Eastern District of New York, entitled M. Norman Donnenfeld v. Petro, Inc., Civil Action Number 2:17-cv-2310-JFB-SIL, against Petro, Inc. By amended complaint filed on August 15, 2017, the Plaintiff alleged he did not receive expected contractual benefits under his protected price plan contract when oil prices fell and asserts various claims for relief including breach of contract, violation of the New York General Business Law and fraudulent inducement. The Plaintiff also seeks to have a class certified of similarly situated Petro customers who entered into protected price plan contracts and were denied the same contractual benefits. No class has yet been certified in this action. The Plaintiff seeks compensatory, punitive and other damages in unspecified amounts.  On September 15, 2017, Petro filed a motion to dismiss the amended complaint as time-barred and for failure to state a cause of action.  On September 12, 2018, the district court granted in part and denied in part Petro's motion to dismiss.  The district court dismissed the Plaintiff's claims for breach of the covenant of good faith and fair dealing and fraudulent inducement, but declined to dismiss the Plaintiff's remaining claims.  The district court granted the Plaintiff leave to amend to attempt to replead his fraudulent inducement claim.  On October 10, 2018, the Plaintiff filed a second amended complaint.  The second amended complaint attempted to replead a fraudulent inducement claim and is otherwise substantially similar or identical to the prior complaint.  On November 13, 2018, Petro moved to dismiss the fraudulent inducement and unjust enrichment claims in the second amended complaint.  On January 31, 2019, the court granted the motion and dismissed the fraudulent inducement and unjust enrichment claims with prejudice.  On February 22, 2019, counsel for Petro and the Plaintiff participated in a full-day mediation which, after arms-length negotiations, resulted in a memorandum of understanding to settle the litigation, subject to the completion of confirmatory discovery, negotiation of a final settlement agreement and court approval.  In an order dated March 27, 2019, the district court stayed all discovery deadlines in light of the pending settlement.  The anticipated settlement is not an admission of liability or breach to any customers by Petro and the Company continues to believe the allegations lack merit.  If the settlement is not approved or finalized for any reason, the Company will continue to vigorously defend the action; in that case, we cannot assess the potential outcome or materiality of this matter.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Note 4 to the Condensed Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the three months ended March 31, 2019 is incorporated into this Item 2 by reference.

Item 6.

Exhibits

(a)	Exhibits Included Within:

10.18

Amended and Restated First Amendment and Waiver to the Fourth Amended and Restated Credit Agreement, dated as of March 12, 2019 (Incorporated by reference to an exhibit to Registrant’s Current Report on Form 8-K dated March 15, 2019)

10.19	Unit Purchase Agreement, dated as of February 15, 2019, between the Company and Cat Rock Capital Management, L.P.

31.1	Certification of Chief Executive Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Group, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary Kestrel Heat LLC (Principal Financial Officer)	May 1, 2019

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller Kestrel Heat LLC (Principal Accounting Officer)	May 1, 2019