Form 10-Q
period 2019-06-30
STAR GROUP, L.P.
filed 2019-07-31
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
(Address of principal executive office)

Registrant’s telephone number, including area code: (203) 328-7310

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Unit	SGU	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At July 30, 2019, the registrant had 49,280,628 Common Units outstanding.

STAR GROUP, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2019	2018
(in thousands)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,717	$14,531
Receivables, net of allowance of $11,244 and $8,002, respectively	167,292	132,668
Inventories	57,478	56,377
Fair asset value of derivative instruments	-	17,710
Prepaid expenses and other current assets	35,610	35,451
Total current assets	266,097	256,737
Property and equipment, net	97,468	87,618
Goodwill	247,341	228,436
Intangibles, net	110,322	98,444
Restricted cash	250	250
Captive insurance collateral (1)	57,841	45,419
Deferred charges and other assets, net	17,625	13,067
Total assets	$796,944	$729,971
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$28,254	$35,796
Revolving credit facility borrowings	70,500	1,500
Fair liability value of derivative instruments	2,418	-
Current maturities of long-term debt	10,000	7,500
Accrued expenses and other current liabilities	145,558	116,436
Unearned service contract revenue	60,560	60,700
Customer credit balances	38,229	61,256
Total current liabilities	355,519	283,188
Long-term debt	84,399	91,780
Deferred tax liabilities, net	14,069	21,206
Other long-term liabilities	25,382	24,012
Partners’ capital
Common unitholders	335,958	329,129
General partner	(1,522)	(1,303)
Accumulated other comprehensive loss, net of taxes	(16,861)	(18,041)
Total partners’ capital	317,575	309,785
Total liabilities and partners’ capital	$796,944	$729,971

(1)	See Note 2 – Summary of Significant Accounting Policies – Captive Insurance Collateral.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per unit data - unaudited)	2019	2018	2019	2018
Sales:
Product	$210,657	$256,447	$1,306,764	$1,246,143
Installations and services	72,719	70,907	211,221	202,076
Total sales	283,376	327,354	1,517,985	1,448,219
Cost and expenses:
Cost of product	155,055	186,207	876,920	832,280
Cost of installations and services	62,130	61,770	201,841	195,984
(Increase) decrease in the fair value of derivative instruments	1,630	(7,515)	19,268	(7,306)
Delivery and branch expenses	82,669	83,312	296,026	281,121
Depreciation and amortization expenses	8,225	7,941	23,828	23,385
General and administrative expenses	5,472	5,894	23,136	18,766
Finance charge income	(1,872)	(1,438)	(4,166)	(3,733)
Operating income (loss)	(29,933)	(8,817)	81,132	107,722
Interest expense, net	(2,967)	(2,186)	(8,677)	(6,656)
Amortization of debt issuance costs	(253)	(418)	(756)	(1,034)
Income (loss) before income taxes	(33,153)	(11,421)	71,699	100,032
Income tax expense (benefit)	(10,055)	(3,416)	20,157	23,077
Net income (loss)	$(23,098)	$(8,005)	$51,542	$76,955
General Partner’s interest in net income (loss)	(150)	(49)	319	445
Limited Partners’ interest in net income (loss)	$(22,948)	$(7,956)	$51,223	$76,510

Basic and diluted income (loss) per Limited Partner Unit (1):	$(0.46)	$(0.15)	$0.86	$1.18
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	49,943	53,938	51,431	55,157

(1)	See Note 15 - Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands - unaudited)	2019	2018	2019	2018
Net income (loss)	$(23,098)	$(8,005)	$51,542	$76,955
Other comprehensive income:
Unrealized gain on pension plan obligation (1)	455	448	1,366	1,344
Tax effect of unrealized gain on pension plan obligation	(124)	(120)	(373)	(422)
Unrealized gain (loss) on captive insurance collateral	666	(220)	1,960	(1,151)
Tax effect of unrealized gain (loss) on captive insurance collateral	(140)	46	(416)	242
Unrealized loss on interest rate hedges	(733)	—	(1,845)	—
Tax effect of unrealized loss on interest rate hedges	196	—	488	—
Total other comprehensive income	320	154	1,180	13
Total comprehensive income (loss)	$(22,778)	$(7,851)	$52,722	$76,968

(1)	This item is included in the computation of net periodic pension cost.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Three Months Ended June 30, 2019
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of March 31, 2019	50,302	326	$373,748	$(1,146)	$(17,181)	$355,421
Net loss	—	—	(22,948)	(150)	—	(23,098)
Unrealized gain on pension plan obligation	—	—	—	—	455	455
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(124)	(124)
Unrealized gain on captive insurance collateral	—	—	—	—	666	666
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(140)	(140)
Unrealized loss on interest rate hedges	—	—	—	—	(733)	(733)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	196	196
Distributions	—	—	(6,265)	(226)	—	(6,491)
Retirement of units (1)	(885)	—	(8,577)	—	—	(8,577)
Balance as of June 30, 2019 (unaudited)	49,417	326	$335,958	$(1,522)	$(16,861)	$317,575

	Three Months Ended June 30, 2018
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of March 31, 2018	54,607	326	$385,909	$(743)	$(18,906)	$366,260
Net loss	—	—	(7,956)	(49)	—	(8,005)
Unrealized gain on pension plan obligation	—	—	—	—	448	448
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(120)	(120)
Unrealized loss on captive insurance collateral	—	—	—	—	(220)	(220)
Tax effect of unrealized loss on captive insurance collateral	—	—	—	—	46	46
Distributions	—	—	(6,344)	(191)	—	(6,535)
Retirement of units (1)	(1,089)	—	(10,515)	—	—	(10,515)
Balance as of June 30, 2018 (unaudited)	53,518	326	$361,094	$(983)	$(18,752)	$341,359

(1)	See Note 4 – Common Unit Repurchase and Retirement.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Nine Months Ended June 30, 2019
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2018	53,088	326	$329,129	$(1,303)	$(18,041)	$309,785
Impact of adoption of ASU No. 2014-09	—	—	9,164	60	—	9,224
Net income	—	—	51,223	319	-	51,542
Unrealized gain on pension plan obligation	—	—	—	—	1,366	1,366
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(373)	(373)
Unrealized gain on captive insurance collateral	—	—	—	—	1,960	1,960
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(416)	(416)
Unrealized loss on interest rate hedges	—	—	—	—	(1,845)	(1,845)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	488	488
Distributions	—	—	(18,610)	(598)	—	(19,208)
Retirement of units (1)	(3,671)	—	(34,948)	—	—	(34,948)
Balance as of June 30, 2019 (unaudited)	49,417	326	$335,958	$(1,522)	$(16,861)	$317,575

	Nine Months Ended June 30, 2018
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2017	55,888	326	$325,762	$(929)	$(18,765)	$306,068
Net income	—	—	76,510	445	—	76,955
Unrealized gain on pension plan obligation	—	—	—	—	1,344	1,344
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(422)	(422)
Unrealized loss on captive insurance collateral	—	—	—	—	(1,151)	(1,151)
Tax effect of unrealized loss on captive insurance collateral	—	—	—	—	242	242
Distributions	—	—	(18,640)	(499)	—	(19,139)
Retirement of units (1)	(2,370)	—	(22,538)	—	—	(22,538)
Balance as of June 30, 2018 (unaudited)	53,518	326	$361,094	$(983)	$(18,752)	$341,359
(1)	See Note 4 – Common Unit Repurchase and Retirement.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
(in thousands - unaudited)	2019	2018
Cash flows provided by (used in) operating activities:
Net income	$51,542	$76,955
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	19,268	(7,306)
Depreciation and amortization	24,584	24,419
Provision for losses on accounts receivable	8,500	5,687
Change in deferred taxes	(11,206)	29,641
Changes in operating assets and liabilities:
Increase in receivables	(34,793)	(86,504)
Decrease in inventories	1,958	12,390
(Increase) decrease in other assets	9,156	(2,938)
Increase (decrease) in accounts payable	(7,570)	5,078
Decrease in customer credit balances	(26,177)	(36,503)
Increase in other current and long-term liabilities	27,060	9,100
Net cash provided by operating activities	62,322	30,019
Cash flows provided by (used in) investing activities:
Capital expenditures	(8,235)	(8,682)
Proceeds from sales of fixed assets	1,040	325
Purchase of investments (1)	(10,576)	(34,840)
Acquisitions	(62,807)	(21,262)
Net cash used in investing activities	(80,578)	(64,459)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	139,331	160,104
Revolving credit facility repayments	(70,331)	(118,604)
Term loan repayments	(5,000)	(7,500)
Distributions	(19,208)	(19,139)
Unit repurchases	(34,948)	(22,538)
Customer retainage payments	(357)	(918)
Payments of debt issue costs	(45)	-
Net cash provided by (used in) financing activities	9,442	(8,595)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(8,814)	(43,035)
Cash, cash equivalents, and restricted cash at beginning of period	14,781	52,708
Cash, cash equivalents, and restricted cash at end of period	$5,967	$9,673

(1)	See Note 2 – Summary of Significant Accounting Policies – Captive Insurance Collateral.

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

The Company is organized as follows:

•

Star is a limited partnership, which at June 30, 2019, had outstanding 49.4 million Common Units (NYSE: “SGU”), representing a 99.3% limited partner interest in Star, and 0.3 million general partner units, representing a 0.7% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).  Since November 1, 2017, Star elected to be treated as a corporation for Federal income tax purposes, so both Star and its subsidiaries (that were already taxable entities) are now subject to Federal and state corporate income taxes. As a result of this election, the Company issued its last Schedule K-1’s for the 2017 calendar year, and now issues Form 1099-DIV’s.

•

Star owns 100% of Star Acquisitions, Inc., a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). Star’s operations are conducted through Petro and its subsidiaries. At June 30, 2019 Petro served approximately 466,500 residential and commercial home heating oil and propane customers. Petro also sells diesel fuel, gasoline and home heating oil to approximately 81,000 customers on a delivery only basis. We installed, maintained, and repaired heating and air conditioning equipment and to a lesser extent provided these services outside our heating oil and propane customer base including approximately 17,000 service contracts for natural gas and other heating systems.

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

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Company’s business, the results of operations and cash flows for the nine-month period ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. At June 30, 2019, the $6.0 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $5.7 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2018, the $14.8 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $14.5 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

Captive Insurance Collateral

The captive insurance collateral is held by our captive insurance company in an irrevocable trust as collateral for certain workers’ compensation and automobile liability claims.  The collateral is required by a third party insurance carrier that insures per claim amounts above a set deductible. Due to the expected timing of claim payments, the nature of the collateral agreement with the carrier, and our captive insurance company’s source of other operating cash, the collateral is not expected to be used to pay obligations within the next twelve months.

At June 30, 2019, captive insurance collateral is comprised of $57.3 million of Level 1 debt securities measured at fair value and $0.5 million of mutual funds measured at net asset value.  At September 30, 2018, the balance was comprised of $44.8 million of Level 1 debt securities measured at fair value and $0.6 million of mutual funds measured at net asset value. Unrealized gains and losses, net of related income taxes, are reported as accumulated other comprehensive gain (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in Interest expense, net, at which time the average cost basis of these securities are adjusted to fair value.

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

The Company entered into weather hedge contracts for fiscal years 2018, 2019, 2020 and 2021.  Under these contracts, we are entitled to receive a payment if the total number of degree days within the hedge period is less than the prior ten year average. The “Payment Thresholds,” or strikes, are set at various levels. In addition, we will be obligated to make a payment capped at $5.0 million if degree days exceed the prior ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year.  For fiscal 2019, 2020 and 2021 the maximum that the Company can receive annually is $12.5 million and the maximum that the Company would be obligated to pay annually is $5.0 million.  As of June 30, 2019, the Company recorded a charge of $2.1 million under this contract that increased delivery and branch expenses. As of June 30, 2018, the Company recorded a charge of $1.9 million under its contract. The Company paid $2.1 million and $1.9 million in April 2019 and 2018, respectively.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of June 30, 2019, we had $0.2 million and $17.0 million balances included in the captions “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on our Condensed Consolidated Balance Sheet representing the remaining balance of the NETTI Fund withdrawal liability. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of June 30, 2019 was $20.4 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB has also issued several updates to ASU No. 2014-09. The Company adopted ASU No. 2014-09 effective October 1, 2018 by using the modified retrospective method and recognized the cumulative effect of initially applying ASU No. 2014-09 as an adjustment to the opening balance of Partners’ Capital at October 1, 2018. The historical periods have not been adjusted and continue to be reported under ASC No. 605, Revenue Recognition.  We have applied the guidance in ASU No. 2014-09 retrospectively to all contracts and have elected not to account for significant financing components if the period between revenue recognition and when the customer pays for product, service, or equipment installation will be one year or less.  See further detail on the impact of the adoption on our condensed consolidated balance sheet and statement of operations as of and for the three and nine months ended June 30, 2019 at Note 3 – Revenue Recognition.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The update requires all leases with a term greater than twelve months to be recognized on the balance sheet by calculating the discounted present value of such leases and accounting for them through a right-of-use asset and an offsetting lease liability, and the disclosure of key information pertaining to leasing arrangements. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2020, with early adoption permitted. The Company does not intend to early adopt. The Company is continuing to evaluate the effect that ASU No. 2016-02 could have on its consolidated financial statements and related disclosures and plans to adopt using the modified retrospective transition approach for leases that exist in the period of adoption and recognize the cumulative effect of initially applying ASU No. 2016-02 as an adjustment to the opening balance of Partners’ Capital at October 1, 2019.  As of the date of adoption, the Company expects to elect the package of practical expedients that permit the Company to forego reassessing the Company’s prior conclusions about (i) lease identification, (ii) lease classification, and (iii) initial direct costs. The Company also plans to elect a practical expedient to not separate non-lease components from the lease components.  The new guidance will materially change how we account for operating leases for office space, trucks and other equipment. Upon adoption, we expect to recognize discounted right-of-use assets and offsetting lease liabilities related to our operating leases of office space, trucks and other equipment. As of June 30, 2019, the undiscounted future minimum lease payments through 2033 for such operating leases are approximately $125.5 million, but the amount of leasing activity expected between June 30, 2019, and the date of adoption, as well as the impact of market conditions on discount rates is unknown. For these reasons we are unable to estimate the discounted right-of-use assets and lease liabilities as of the date of adoption.

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

3) Revenue Recognition

Effective October 1, 2018 we adopted the requirements of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The adoption was not material to the financial statements presented. In accordance with the new revenue standard requirements, our Condensed Consolidated Statement of Operations and the Condensed Consolidated Balance Sheet were impacted due to: i) the deferment of commissions provided to Company employees that were previously expensed as incurred, ii) the deferment of certain upfront credits provided to customers upon entering into a new annual product or service contract as contra-revenue that were previously expensed as incurred and recorded as delivery and branch expense, and iii) the allocation of transaction price of the combination of certain contracts that were previously accounted for as separate contracts that impacts the classification of revenue and timing of revenue recognition.  The impact of adoption on our Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations, as of and for the three and nine months ended June 30, 2019 was as follows (in thousands):

	For the Three Months Ended June 30, 2019			For the Nine Months Ended June 30, 2019
Statement of Operations	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Sales:
Product	$210,657	$212,249	$(1,592)	$1,306,764	$1,317,809	$(11,045)
Installations and services	72,719	70,975	1,744	211,221	206,244	4,977
Total Sales	283,376	283,224	152	1,517,985	1,524,053	(6,068)
Cost and Expenses:
Delivery and branch expenses	82,669	82,432	237	296,026	298,804	(2,778)
Operating income (loss)	(29,933)	(29,848)	(85)	81,132	84,422	(3,290)
Income (loss) before income taxes	(33,153)	(33,068)	(85)	71,699	74,989	(3,290)
Income tax expense (benefit)	(10,055)	(10,053)	(2)	20,157	21,082	(925)
Net income (loss)	$(23,098)	$(23,015)	$(83)	$51,542	$53,907	$(2,365)
General Partner's interest in net income (loss)	(150)	(149)	(1)	319	334	(15)
Limited Partner's interest in net income (loss)	$(22,948)	$(22,866)	$(82)	$51,223	$53,573	$(2,350)

Basic and diluted income (loss) per Limited Partner Unit	$(0.46)	$(0.46)	$-	$0.86	$0.90	$(0.04)

	June 30, 2019
Balance Sheet	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Prepaid expenses and other current assets	$35,610	$31,265	$4,345
Deferred charges and other assets, net	$17,625	$11,536	$6,089
Liabilities
Accrued expenses and other current liabilities	$145,558	$146,483	$(925)
Unearned service contract revenue	$60,560	$59,828	$732
Deferred tax liabilities, net	$14,069	$10,301	$3,768
Partners' capital
Common unitholders	$335,958	$329,144	$6,814
General partner	$(1,522)	$(1,567)	$45

The following disaggregates our revenue by major sources for the three and nine months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Petroleum Products:
Home heating oil and propane	$115,988	$169,605	$1,034,554	$1,025,855
Other petroleum products	94,669	86,842	272,210	220,288
Total petroleum products	210,657	256,447	1,306,764	1,246,143
Installations and Services:
Equipment installations	24,344	25,472	74,711	72,513
Equipment maintenance service contracts	32,279	30,184	87,276	81,085
Billable call services	16,096	15,251	49,234	48,478
Total installations and services	72,719	70,907	211,221	202,076
Total Sales	$283,376	$327,354	$1,517,985	$1,448,219

Performance Obligations

Petroleum product revenues consist of home heating oil and propane as well as diesel fuel and gasoline.  Revenues from petroleum products are recognized at the time of delivery to the customer when control is passed from the Company to the customer.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring control of the petroleum products.  Approximately 94% of our full service residential and commercial home heating oil customers automatically receive deliveries based on prevailing weather conditions.  We offer several pricing alternatives to our residential home heating oil customers, including a variable price (market based) option and a price-protected option, the latter of which either sets the maximum price or a fixed price that a customer will pay.

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

Contract Costs

We have elected to recognize incremental costs of obtaining a contract, other than new residential product and equipment maintenance service contracts, as an expense when incurred when the amortization period of the asset that we otherwise would have recognized is one year or less.  We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We defer these costs only when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate.  Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period of approximately five years.  Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively.  At June 30, 2019 the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.5 million and $6.1 million, respectively.  We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the petroleum products and services related to the cost, less the expected costs related directly to providing those petroleum products and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the nine months ended June 30, 2019.

Significant Judgments – Allocation of Transaction Price to Separate Performance Obligations

Our contracts with customers often include distinct performance obligations to transfer products and perform equipment maintenance services to a customer that are accounted for separately.  Judgment is required to determine the stand-alone selling price for each distinct performance obligation for the purpose of allocating the transaction price to separate performance obligations.  We determine the stand-alone selling price using information that may include market conditions and other observable inputs and typically have more than one stand-alone selling price for petroleum products and equipment maintenance services due to the stratification of those products and services by geography and customer characteristics.

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts.  Approximately 34% of our residential customers take advantage of our “smart pay” budget payment plan under which their estimated annual oil and propane deliveries and service contract billings are paid for in a series of equal monthly installments.  Our “smart pay” budget payment plans are annual and generally begin outside of the heating season.  We generally have received advanced amounts from customers on “smart pay” budget payment plans prior to the heating season, which are reduced as oil deliveries are made.  For customers that are not on “smart pay” budget payment plans, we generally receive the full contract amount for equipment service contracts with customers at the outset of the contracts.  Contract liabilities are recognized straight-line over the service contract period, generally one-year or less.  As of June 30, 2019 and September 30, 2018 the Company had contract liabilities of $94.3 million and $118.6 million, respectively.  During the nine months ended June 30, 2019 the Company recognized $104.6 million of revenue that was included in the September 30, 2018 contract liability balance.

4) Common Unit Repurchase and Retirement

In July 2012, the Board adopted a plan to repurchase certain of the Company’s Common Units that was amended in fiscal 2018 (the “Repurchase Plan”).  Under the Repurchase Plan, as amended, the Board authorized the repurchase of 10.9 million Common Units, of which, 8.4 million were available for the Company to repurchase in open market transactions, and 2.5 million were available for repurchase in privately-negotiated transactions.  As of the end of the third fiscal quarter of 2019, the Company repurchased approximately 8.0 million Common Units in open market transactions and 1.2 million Common Units in privately-negotiated transactions under the Repurchase Plan.  There is no guarantee of the exact number of units that will be purchased under the program and the Company may discontinue purchases at any time. The program does not have a time limit. The Board may also approve additional purchases of units from time to time in private transactions. The Company’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the Common Units purchased in the repurchase program will be retired.

Under the Company’s fourth amended and restated credit agreement dated July 2, 2018, in order to repurchase Common Units we must maintain Availability (as defined in the fourth amended and restated credit agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase.  The Company was in compliance with this covenant as of June 30, 2019.

The following table shows repurchases under the Repurchase Plan.

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2018 total	7,937	$7.11	5,493	5,359

First quarter fiscal year 2019 total	599	$9.57	599	4,760

Second quarter fiscal year 2019 total (b)	2,187	$9.44	2,187	2,573

April 2019	222	$9.67	222	2,351
May 2019	552	$9.67	552	1,799
June 2019	111	$9.78	111	1,688
Third quarter fiscal year 2019 total	885	$9.68	885	1,688

July 1, 2019 through July 30, 2019	136	$9.76	136	1,552	(c)

(a)	Amount includes repurchase costs.
(b)	Second quarter of fiscal year 2019 common units repurchased include 1.2 million common units acquired in a private transaction.
(c)

Of the total available for repurchase, approximately 0.3 million are available for repurchase in open market transactions and 1.3 million are available for repurchase in privately-negotiated transactions.

5) Captive Insurance Collateral

The Company considers all of its captive insurance collateral to be available-for-sale investments. Investments at June 30, 2019 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$509	$—	$—	$509
U.S. Government Sponsored Agencies	27,593	185	(4)	27,774
Corporate Debt Securities	24,904	536	—	25,440
Foreign Bonds and Notes	4,079	39	—	4,118
Total	$57,085	$760	$(4)	$57,841

Investments at September 30, 2018 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$350	$—	$—	$350
U.S. Government Sponsored Agencies	10,735	—	(192)	10,543
Corporate Debt Securities	30,427	—	(928)	29,499
Foreign Bonds and Notes	5,111	—	(84)	5,027
Total	$46,623	$—	$(1,204)	$45,419

Maturities of investments were as follows at June 30, 2019 (in thousands):

Net Carrying Amount
Due within one year	$8,027
Due after one year through five years	35,554
Due after five years through ten years	14,260
Total	$57,841

6) Derivatives and Hedging—Disclosures and Fair Value Measurements

The Company uses derivative instruments such as futures, options and swap agreements in order to mitigate exposure to market risk associated with the purchase of home heating oil for price-protected customers, physical inventory on hand, inventory in transit, priced purchase commitments and internal fuel usage. FASB ASC 815-10-05 Derivatives and Hedging, established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities, along with qualitative disclosures regarding the derivative activity. The Company has elected not to designate its commodity derivative instruments as hedging derivatives, but rather as economic hedges whose change in fair value is recognized in its statement of operations in the caption “(Increase) decrease in the fair value of derivative instruments.” Depending on the risk being economically hedged, realized gains and losses are recorded in cost of product, cost of installations and services, or delivery and branch expenses.

As of June 30, 2019, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 6.9 million gallons of swap contracts, 3.6 million gallons of call options, 3.1 million gallons of put options, and 58.6 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of June 30, 2019, had 1.3 million gallons of long swap contracts, 55.4 million gallons of long future contracts, and 71.5 million gallons of short future contracts that settle in future months.  To hedge its internal fuel usage and other activities for fiscal 2019, the Company, as of June 30, 2019, had 7.8 million gallons of swap contracts and 0.7 million gallons of short swap contracts that settle in future months.

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

In August 2018, the Company entered into interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $50.0 million, or 50%, of its long term debt.  The Company has designated its interest rate swap agreements as cash flow hedging derivatives.  To the extent these derivative instruments are effective and the standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings.  As of June 30, 2019, the fair value of the swap contracts was $(1.8 million). As of September 30, 2018, the fair value of the swap contracts was $39 thousand. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Regions Financial Corporation, Toronto-Dominion Bank and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At June 30, 2019, the aggregate cash posted as collateral in the normal course of business at counterparties was $1.8 million and recorded in “Prepaid expense and other current assets.” Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of June 30, 2019, $3.4 million of hedge positions and payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at June 30, 2019
Commodity contracts	Fair liability value of derivative instruments	$10,299	$—	$10,299
Commodity contracts	Long-term derivative assets included in in the deferred charges and other assets, net and other long-term liabilities, net balances	1,069	—	1,069
Commodity contract assets at June 30, 2019		$11,368	$—	$11,368
Liability Derivatives at June 30, 2019
Commodity contracts	Fair liability value of derivative instruments	$(12,717)	$—	$(12,717)
Commodity contracts	Long-term derivative liabilities included in in the deferred charges and other assets, net and other long-term liabilities, net balances	(1,106)	—	(1,106)
Commodity contract liabilities at June 30, 2019		$(13,823)	$—	$(13,823)
Asset Derivatives at September 30, 2018
Commodity contracts	Fair asset value of derivative instruments	$17,710	$—	$17,710
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	906	—	906
Commodity contract assets September 30, 2018		$18,616	$—	$18,616
Liability Derivatives at September 30, 2018
Commodity contracts	Fair liability and fair asset value of derivative instruments	$—	$—	$—
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net balance	(103)	—	(103)
Commodity contract liabilities September 30, 2018		$(103)	$—	$(103)

The Company’s derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$—	$—	$—	$—	$—	$—
Long-term derivative assets included in deferred charges and other assets, net	112	(92)	20	—	—	20
Fair liability value of derivative instruments	10,299	(12,717)	(2,418)	—	—	(2,418)
Long-term derivative liabilities included in other long-term liabilities, net	957	(1,014)	(57)	—	—	(57)
Total at June 30, 2019	$11,368	$(13,823)	$(2,455)	$—	$—	$(2,455)
Fair asset value of derivative instruments	$17,710	$—	$17,710	$—	$—	$17,710
Long-term derivative assets included in other long-term assets, net	906	(103)	803	—	—	803
Fair liability value of derivative instruments	—	—	—	—	—	—
Long-term derivative liabilities included in other long-term liabilities, net	—	—	—	—	—	—
Total at September 30, 2018	$18,616	$(103)	$18,513	$—	$—	$18,513

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2019	Nine Months Ended June 30, 2018
Commodity contracts	Cost of product (a)	$558	$914	$8,751	$(8,463)
Commodity contracts	Cost of installations and service (a)	$79	$(102)	$729	$(673)
Commodity contracts	Delivery and branch expenses (a)	$75	$(61)	$512	$(1,335)
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$1,630	$(7,515)	$19,268	$(7,306)

(a)	Represents realized closed positions and includes the cost of options as they expire.
(b)	Represents the change in value of unrealized open positions and expired options.

7) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	June 30, 2019	September 30, 2018
Product	$34,323	$34,618
Parts and equipment	23,155	21,759
Total inventory	$57,478	$56,377

8) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	June 30, 2019	September 30, 2018
Property and equipment	$226,969	$210,581
Less: accumulated depreciation	129,501	122,963
Property and equipment, net	$97,468	$87,618

9) Business Combinations

During the first nine months of fiscal year 2019, the Company acquired two liquid product dealers and the assets of one of its subcontractors for an aggregate purchase price of approximately $62.8 million.  The estimated working capital associated with the May 2019 acquisition is subject to a final post closing adjustment, and as of June 30, 2019 the intangibles and goodwill have been provisionally determined.  The Company will record any material adjustments to the initial estimates based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period the adjustment arises.  The following table summarizes the preliminary fair values and purchase price allocations in aggregate of the assets acquired and liabilities assumed related to the fiscal 2019 acquisitions as of the respective acquisition dates.

(in thousands)	As of Acquisition Date
Receivables	$8,008
Inventories	3,059
Prepaid expenses and other current assets	89
Property and equipment, net	13,097
Intangibles	25,952
Accrued expenses and other current liabilities	(365)
Unearned service contract revenue	(2,763)
Customer credit balances	(3,150)
Other long-term liabilities	(25)
Total net identifiable assets acquired	$43,902

Total consideration	$62,807
Less: Total net identifiable assets acquired	43,902
Goodwill	$18,905

The total acquisition expenses of $1.2 million related to these acquisitions are included in the Condensed Consolidated Statement of Operations under “General and administrative expenses” for the nine months ended June 30, 2019.  All of the $18.9 million of goodwill relating to the acquisitions is expected to be deductible for income tax purposes.

The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on the respective acquisition dates. Customer lists, other intangibles and trade names are amortized on a straight-line basis over ten to twenty years.

Included in our Condensed Consolidated Statement of Operations from the respective acquisition dates through June 30, 2019, are sales and net earnings before income taxes of $7.1 million and $0.1 million, respectively.

The following table provides unaudited pro forma results of operations as if the fiscal 2019 acquisitions had occurred on October 1, 2017, the beginning of fiscal year 2018. The unaudited pro forma results were prepared using current and prior year financial information, reflecting certain adjustments related to the acquisition, such as the elimination of directly attributable acquisition expenses and changes to depreciation and amortization expenses. These pro forma adjustments do not include any potential synergies related to combining the businesses. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of October 1, 2017 or of results that may occur in the future.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Total sales	$292,107	$344,683	$1,585,635	$1,520,715
Net income (loss)	$(23,242)	$(8,287)	$56,391	$79,926

10) Goodwill and Intangibles, net

Goodwill

A summary of changes in the Company’s goodwill is as follows (in thousands):

Balance as of September 30, 2018	$228,436
Fiscal year 2019 business combinations	18,905
Balance as of June 30, 2019	$247,341

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	June 30, 2019			September 30, 2018
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$381,890	$292,522	$89,368	$358,776	$279,990	$78,786
Trade names and other intangibles	35,577	14,623	20,954	32,739	13,081	19,658
Total	$417,467	$307,145	$110,322	$391,515	$293,071	$98,444

Amortization expense for intangible assets was $14.1 million for the nine months ended June 30, 2019, compared to $14.5 million for the nine months ended June 30, 2018.

11) Long-Term Debt and Bank Facility Borrowings

The Company’s debt is as follows (in thousands):

	June 30,		September 30,
	2019		2018
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$70,500	$70,500	$1,500	$1,500
Senior Secured Term Loan (b)	94,399	95,000	99,280	100,000
Total debt	$164,899	$165,500	$100,780	$101,500
Total short-term portion of debt	$80,500	$80,500	$9,000	$9,000
Total long-term portion of debt	$84,399	$85,000	$91,780	$92,500

(a)	The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)	Carrying amounts are net of unamortized debt issuance costs of $0.6 million as of June 30, 2019 and $0.7 million as of September 30, 2018.

On July 2, 2018, the Company refinanced its five-year term loan and the revolving credit facility with the execution of the fourth amended and restated revolving credit facility agreement with a bank syndicate currently comprised of eleven participants, which enables the Company to borrow up to $300 million ($450 million during the heating season of December through April of each year) on a revolving credit facility for working capital purposes (subject to certain borrowing base limitations and coverage ratios), provides for a $100 million five-year senior secured term loan (the “Term Loan”), allows for the issuance of up to $25 million in letters of credit, and has a maturity date of July 2, 2023.

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

The interest rate on the fourth amended and restated revolving credit facility and the Term Loan is based on a margin over LIBOR or a base rate. At June 30, 2019, the effective interest rate on the Term Loan was approximately 5.9% and the effective interest rate on revolving credit facility borrowings was approximately 4.5%. At September 30, 2018, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 5.2% and 3.8%, respectively.

The Commitment Fee on the unused portion of the revolving credit facility is 0.30% from December through April, and 0.20% from May through November.

The fourth amended and restated credit agreement requires the Company to meet certain financial covenants, including a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 as long as the Term Loan is outstanding or revolving credit facility availability is less than 12.5% of the facility size. In addition, as long as the Term Loan is outstanding, a senior secured leverage ratio cannot be more than 3.0 as calculated as of the quarters ending June or September, and no more than 4.5 as calculated as of the quarters ending December or March.

Certain restrictions are also imposed by the agreement, including restrictions on the Company’s ability to incur additional indebtedness, to pay distributions to unitholders, to pay certain inter-company dividends or distributions, repurchase units, make investments, grant liens, sell assets, make acquisitions and engage in certain other activities.

At June 30, 2019, $95.0 million of the Term Loan was outstanding, $70.5 million was outstanding under the revolving credit facility, $3.4 million of hedge positions were secured under the credit agreement, and $7.0 million of letters of credit were issued and outstanding. At September 30, 2018, $100.0 million of the Term Loan was outstanding, $1.5 million was outstanding under the revolving credit facility, no hedge positions were secured under the credit agreement, and $7.1 million of letters of credit were issued and outstanding.

At June 30, 2019, availability was $147.4 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio. At September 30, 2018, availability was $189.0 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio.

12) Income Taxes

 The accompanying financial statements are reported on a fiscal year, however, the Company and its corporate subsidiaries file Federal and State income tax returns on a calendar year.

The current and deferred income tax expense (benefit) for the three and nine months ended June 30, 2019, and 2018 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Income before income taxes	$(33,153)	$(11,421)	$71,699	$100,032
Current tax expense (benefit)	(8,184)	(5,803)	31,363	(6,564)

Deferred tax (benefit) expense	(1,871)	2,354	(11,206)	40,844
Deferred tax (benefit) expense - impact of tax reform	-	33	-	(11,203)
Total deferred tax (benefit) expense	(1,871)	2,387	(11,206)	29,641
Total tax expense (benefit)	$(10,055)	$(3,416)	$20,157	$23,077

The effective income tax rate increased from 23.1% for the nine months ended June 30, 2018 to 28.1% for the nine months ended June 30, 2019 due primarily to a provisional $11.2 million discrete tax benefit recorded as of June 30, 2018 that was not recorded as of June 30, 2019.  The discrete tax benefit resulted from the re-measurement of deferred tax liabilities as of December 31, 2017 due to the reduction of the Federal corporate income tax rate from 35% to 21% effective January 1, 2018 per the Tax Cuts and Jobs Act enacted in December 2017.  The Company’s net deferred tax liabilities will be realized at a lower statutory tax rate than when originally recorded.  Excluding the impact of the discrete tax benefit, our effective income tax rate decreased from 34.3% for the nine months ended June 30, 2018 to 28.1% for the nine months ended June 30, 2019 primarily due to the lower enacted Federal statutory tax rate.

At June 30, 2019, we did not have unrecognized income tax benefits.

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

13) Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
Cash paid during the period for:	June 30,
(in thousands)	2019	2018
Income taxes, net	$3,046	$889
Interest	$9,709	$6,958

14) Commitments and Contingencies

On April 18, 2017, a civil action was filed in the United States District Court for the Eastern District of New York, entitled M. Norman Donnenfeld v. Petro, Inc., Civil Action Number 2:17-cv-2310-JFB-SIL, against Petro, Inc.  By amended complaint filed on August 15, 2017, the Plaintiff alleged he did not receive expected contractual benefits under his protected price plan contract when oil prices fell and asserts various claims for relief including breach of contract, violation of the New York General Business Law and fraudulent inducement.  The Plaintiff also seeks to have a class certified of similarly situated Petro customers who entered into protected price plan contracts and were denied the same contractual benefits.  No class has yet been certified in this action. The Plaintiff seeks compensatory, punitive and other damages in unspecified amounts.  On September 15, 2017, Petro filed a motion to dismiss the amended complaint as time-barred and for failure to state a cause of action.  On September 12, 2018, the district court granted in part and denied in part Petro's motion to dismiss.  The district court dismissed the Plaintiff's claims for breach of the covenant of good faith and fair dealing and fraudulent inducement, but declined to dismiss the Plaintiff's remaining claims.  The district court granted the Plaintiff leave to amend to attempt to replead his fraudulent inducement claim.  On October 10, 2018, the Plaintiff filed a second amended complaint.  The second amended complaint attempted to replead a fraudulent inducement claim and is otherwise substantially similar or identical to the prior complaint.  On November 13, 2018, Petro moved to dismiss the fraudulent inducement and unjust enrichment claims in the second amended complaint.  On January 31, 2019, the court granted the motion and dismissed the fraudulent inducement and unjust enrichment claims with prejudice.  On February 22, 2019, counsel for Petro and the Plaintiff participated in a mediation which, after arms-length negotiations, resulted in a memorandum of understanding to settle the litigation, subject to the completion of confirmatory discovery, negotiation of a final settlement agreement and court approval.  In an order dated March 27, 2019, the district court stayed all discovery deadlines in light of the pending settlement.  On May 6, 2019, the Plaintiff filed an Unopposed Motion for Preliminary Approval of Class Action Settlement which remains pending before the court.  The anticipated settlement is not an admission of liability or breach to any customers by Petro and the Company continues to believe the allegations lack merit.  If the settlement is not approved or finalized for any reason, the Company will continue to vigorously defend the action; in that case, we cannot assess the potential outcome or materiality of this matter.

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

The following presents the net income allocation and per unit data using this method for the periods presented:

	Three Months Ended		Nine Months Ended
Basic and Diluted Earnings Per Limited Partner:	June 30,		June 30,
(in thousands, except per unit data)	2019	2018	2019	2018
Net income (loss)	$(23,098)	$(8,005)	$51,542	$76,955
Less General Partner’s interest in net income (loss)	(150)	(49)	319	445
Net income (loss) available to limited partners	(22,948)	(7,956)	51,223	76,510
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	-	-	6,740	11,610
Limited Partner’s interest in net income (loss) under FASB ASC 260-10-45-60	$(22,948)	$(7,956)	$44,483	$64,900
Per unit data:
Basic and diluted net income (loss) available to limited partners	$(0.46)	$(0.15)	$1.00	$1.39
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	-	-	0.14	$0.21
Limited Partner’s interest in net income (loss) under FASB ASC 260-10-45-60	$(0.46)	$(0.15)	$0.86	$1.18
Weighted average number of Limited Partner units outstanding	49,943	53,938	51,431	55,157

16) Subsequent Events

Quarterly Distribution Declared

In July 2019, we declared a quarterly distribution of $0.125 per unit, or $0.50 per unit on an annualized basis, on all Common Units with respect to the third quarter of fiscal 2019, payable on August 6, 2019, to holders of record on July 29, 2019. The amount of distributions in excess of the minimum quarterly distribution of $0.0675 are distributed in accordance with our Partnership Agreement, subject to the management incentive compensation plan. As a result, $6.2 million will be paid to the Common Unit holders, $0.2 million to the General Partner unit holders (including $0.2 million of incentive distribution as provided in our Partnership Agreement) and $0.2 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Units Repurchased and Retired

In accordance with the Repurchase Plan, from July 1, 2019 to July 30, 2019 the Company repurchased and retired 0.1 million Common Units at an average price paid of $9.76 per unit.

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

	Fiscal 2019		Fiscal 2018		Fiscal 2017		Fiscal 2016		Fiscal 2015
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$1.66	$2.44	$1.74	$2.08	$1.39	$1.70	$1.08	$1.61	$1.85	$2.66
March 31	1.70	2.04	1.84	2.14	1.49	1.70	0.87	1.26	1.62	2.30
June 30	1.78	2.12	1.96	2.29	1.37	1.65	1.08	1.57	1.68	2.02
September 30 (a)	—	—	2.05	2.35	1.45	1.86	1.26	1.53	1.38	1.84

(a)	On July 30, 2019, the wholesale cost of home heating oil closed at $1.94 per gallon

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

During the nine months ended June 30, 2018, the Company recorded an $11.2 million discrete income tax benefit for the re-measurement of deferred tax assets and liabilities due to the change in the Federal corporate income tax rate on which the deferred taxes are based.  Excluding the $11.2 million benefit recorded to income tax expense, our combined Federal, state, and local effective income tax rate was reduced to 28.1% for the nine months ended June 30, 2019 from 34.3% at June 30, 2018.

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

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2019	$33,674	$39,636
2020	32,839	25,930
2021	27,778	21,145
2022	23,167	19,441
2023	20,182	17,651
2024	16,021	16,616

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

Under these contracts, we are entitled to a payment if the total number of degree days within the hedge period is less than the ten year average. The “Payment Thresholds,” or strikes, are set at various levels. Conversely, we are obligated to make a payment capped at $5.0 million if degree days exceed the ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year. For fiscal 2019 and 2018, we recorded a charge of $2.1 million and $1.9 million, respectively, for amounts paid under our weather hedge contracts, reflecting colder weather than the ten year average. For fiscal 2020 and 2021 the maximum that the Company can receive annually is $12.5 million and the maximum that the Company would be obligated to pay annually is $5.0 million.

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

Revenue Recognition

Effective October 1, 2018 we adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”).  In accordance with the new revenue standard requirements, our Condensed Consolidated Statement of Operations and the balance sheet were impacted due to a portion of our sales being accounted for as service revenue that were previously accounted for as product revenue, a decrease in revenue as a result of the deferment of certain customer credits that were previously accounted for as delivery and branch expenses and expensed as incurred, and a decrease in delivery and branch expenses for the deferment of commissions provided to Company employees that were previously expensed as incurred.  Refer to Note 3- Revenue Recognition to the Condensed Consolidated Financial Statements for the impact of the adoption of the revenue recognition accounting standard on our Condensed Consolidated Statement of Operations and balance sheet, as of and for the three and nine months ended June 30, 2019.

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2019			2018			2017
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	26,200	25,400	800	24,700	19,900	4,800	24,300	19,100	5,200
Second Quarter	12,600	22,300	(9,700)	14,100	18,900	(4,800)	13,200	16,400	(3,200)
Third Quarter	7,100	15,900	(8,800)	7,900	16,200	(8,300)	8,000	12,700	(4,700)
Fourth Quarter	—	—	—	13,100	19,400	(6,300)	12,400	16,500	(4,100)
Total	45,900	63,600	(17,700)	59,800	74,400	(14,600)	57,900	64,700	(6,800)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2019			2018			2017
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	5.8%	5.6%	0.2%	5.4%	4.3%	1.1%	5.6%	4.4%	1.2%
Second Quarter	2.8%	5.0%	(2.2%)	3.0%	4.1%	(1.1%)	3.0%	3.7%	(0.7%)
Third Quarter	1.6%	3.5%	(1.9%)	1.7%	3.5%	(1.8%)	1.8%	2.9%	(1.1%)
Fourth Quarter	—	—	—	2.9%	4.3%	(1.4%)	2.7%	3.6%	(0.9%)
Total	10.2%	14.1%	(3.9%)	13.0%	16.2%	(3.2%)	13.1%	14.6%	(1.5%)

For the nine months ended June 30, 2019, the Company lost 17,700 accounts (net), or 3.9%, of our home heating oil and propane customer base, compared to 8,300 accounts lost (net), or 1.8%, of our home heating oil and propane customer base, during the nine months ended June 30, 2018. Our gross customer gains were 800 less than the prior year’s comparable period, but our gross customer losses were 8,600 accounts higher. Gross customer losses exceeded the prior year primarily due to our decision not to renew certain low margin accounts, credit issues, and the price of home heating oil and propane.

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

During the nine months ended June 30, 2019, we estimate that we lost 1.1% of our home heating oil and propane accounts to natural gas conversions versus 1.0% for the nine months ended June 30, 2018 and 0.9% for the nine months ended June 30, 2017. Losses to natural gas in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates. Conversions to natural gas may continue as it remains less expensive than home heating oil on an equivalent BTU basis.

Acquisitions

The timing of acquisitions and the types of products sold by the acquired companies will impact year-over-year comparisons.  During fiscal 2019, the Company acquired two liquid product dealers, and in January 2019 we purchased the assets of one of our subcontractors.  The subcontractor acquisition had revenues of approximately $11 million for the 12 month period prior to date of acquisition and Star accounted for approximately 60% of its revenue (any such revenue will be eliminated in consolidation, but the Company will benefit from lower costs related to such revenue).  During fiscal 2018 the Company completed six acquisitions. The following tables detail the Company’s acquisition activity and the volumes sold by the acquired company during the 12-month period prior to the date of acquisition.

(in thousands of gallons)
Fiscal 2019 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Other Petroleum Products	Total
1	November	130	-	130
2	January (a)	-	-	-
3	May	13,200	6,772	19,972
		13,330	6,772	20,102

(a)	The business acquired in January did not sell any petroleum products.

(in thousands of gallons)
Fiscal 2018 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Other Petroleum Products	Total
1	November	53	75	128
2	November	164	6	170
3	April	7,775	6,567	14,342
4	May	1,573	35,617	37,190
5	August	1,136	135	1,271
6	September	1,730	180	1,910
		12,431	42,580	55,011

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

Three Months Ended June 30, 2019

Compared to the Three Months Ended June 30, 2018

Volume

For the three months ended June 30, 2019, retail volume of home heating oil and propane sold decreased by 17.6 million gallons, or 32.2%, to 36.9 million gallons, compared to 54.5 million gallons for the three months ended June 30, 2018. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended June 30, 2019 were 21.5% warmer than the three months ended June 30, 2018 and 20.6% warmer than normal, as reported by NOAA. The volume delivered during the third fiscal quarter is largely impacted by heating degree days accumulated during April. While the third quarter of fiscal 2019 was 21.5% warmer than the prior year, April 2019 was over 35% warmer than April 2018. In addition, April 2018 was over 20% colder than normal.  For the twelve months ended June 30, 2019, net customer attrition for the base business was 5.3%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended June 30, 2018	54.5
Acquisitions	0.8
Impact of warmer temperatures	(11.9)
Net customer attrition	(2.6)
Other	(3.9)
Change	(17.6)
Volume - Three months ended June 30, 2019	36.9

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended June 30, 2019 compared to the three months ended June 30, 2018:

	Three Months Ended
Customers	June 30, 2019	June 30, 2018
Residential Variable	38.0%	41.5%
Residential Price-Protected (Ceiling and Fixed Price)	48.4%	46.9%
Commercial/Industrial	13.6%	11.6%
Total	100.0%	100.0%

Volume of other petroleum products sold increased by 6.3 million gallons, or 17.4%, to 42.3 million gallons for the three months ended June 30, 2019, compared to 36.0 million gallons for the three months ended June 30, 2018, largely due to acquisitions.

Product Sales

For the three months ended June 30, 2019, product sales decreased $45.7 million, or 17.9%, to $210.7 million, compared to $256.4 million for the three months ended June 30, 2018 as the impact of lower volume sales of home heating oil and propane at slightly higher selling prices was reduced by an increase in volume sales of other petroleum products at lower selling prices.  The adoption of ASU No. 2014-09 lowered home heating oil and propane product sales by $1.6 million and reduced home heating oil and propane average selling prices by $0.0431 per gallon due to a portion of these sales being previously accounted for as service revenue ($1.2 million) and accounting for certain upfront credits given to customers previously accounted for as delivery and branch expenses ($0.4 million).

Installations and Services

For the three months ended June 30, 2019, installation and service revenue increased $1.8 million, or 2.6%, to $72.7 million, compared to $70.9 million for the three months ended June 30, 2018, as increases due to acquisitions ($3.0 million) and the adoption of ASU No. 2014-09 ($1.7 million), were partially offset by a $2.9 million reduction in the base business of which $0.9 million was related to the sale in September 2018 of the Company’s security business.

Cost of Product

For the three months ended June 30, 2019, cost of product decreased $31.2 million, or 16.7%, to $155.1 million, compared to $186.2 million for the three months ended June 30, 2018, due largely to a decrease in total volume sold of 12.5%, and a $0.0994 per gallon, or 4.8%, decrease in wholesale product cost.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended June 30, 2019 increased by $0.1021 per gallon, or 9.2%, to $1.2171 per gallon, from $1.1150 per gallon during the three months ended June 30, 2018. Going forward, we cannot assume that the per gallon margins realized during the three months ending June 30, 2019 are sustainable, for future periods.

Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	June 30, 2019		June 30, 2018
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	36.9		54.5
Sales	$116.0	$3.1421	$169.6	$3.1130
Cost	$71.1	$1.9250	$108.9	$1.9980
Gross Profit	$44.9	$1.2171	$60.7	$1.1150

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	42.3		36.0
Sales	$94.7	$2.2395	$86.8	$2.4112
Cost	$84.0	$1.9870	$77.3	$2.1476
Gross Profit	$10.7	$0.2525	$9.5	$0.2636

Total Product	Amount (in millions)	Amount (in millions)
Sales	$210.7	$256.4
Cost	$155.1	$186.2
Gross Profit	$55.6	$70.2

For the three months ended June 30, 2019, total product gross profit was $55.6 million, which was $14.6 million, or 20.8% less than the three months ended June 30, 2018, as a decrease in home heating oil and propane volume ($19.6 million) was partially offset by an increase in home heating oil and propane margins ($3.8 million) and an increase in gross profit from other petroleum products ($1.2 million). The increase in product gross profit from other petroleum products was largely due to acquisitions.

Cost of Installations and Services

Total installation costs for the three months ended June 30, 2019 decreased by $1.4 million, or 6.8% to $19.7 million, compared to $21.1 million in installation costs for the three months ended June 30, 2018, as a decline of $1.6 million in the base business due to lower sales was reduced by additional installation costs associated with acquisitions. Installation costs as a percentage of installation sales were 80.9% for the three months ended June 30, 2019 and 83.0% for the three months ended June 30, 2018.  The gross profit percentage on installation sales increased from 17.0% for the three months ended June 30, 2018 to 19.1% for the three months ended June 30, 2019 due to the January 2019 acquisition of one of our subcontractors.

Service expense increased by $1.8 million, or 4.4%, to $42.4 million for the three months ended June 30, 2019, representing 87.7% of service sales, versus $40.7 million, or 89.4% of service sales, for the three months ended June 30, 2018. This increase was due to acquisition related service expenses of $1.3 million, and a $1.3 million, or 3.2% increase in the base business primarily due to an increased focus in the quarter on performing customer heating system checks.  This was partially offset by $0.8 million of reduced expenses related to the sale of the Company’s security business in September 2018.  We realized a combined gross profit from service and installation of $10.6 million for the three months ended June 30, 2019 compared to $9.1 million for the three months ended June 30, 2018. Also, as a result of the adoption of ASU No. 2014-09, service revenue increased by $1.7 million related to a portion of our sales being accounted for as service revenue that were previously accounted for as product revenue.  Management views the service and installation department on a combined basis because many overhead functions cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended June 30, 2019, the change in the fair value of derivative instruments resulted in a $1.6 million charge due to a decrease in the market value for unexpired hedges ($2.3 million), and partially offset by a $0.7 million credit due to the expiration of certain hedged positions.

During the three months ended June 30, 2018, the change in the fair value of derivative instruments resulted in a $7.5 million credit due to an increase in the market value for unexpired hedges ($6.9 million), and a $0.6 million credit due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the three months ended June 30, 2019, delivery and branch expenses decreased $0.6 million, or 0.8%, to $82.7 million, compared to $83.3 million for the three months ended June 30, 2018, as the additional costs from acquisitions of $2.9 million was more than offset by a $3.5 million, or 4.2%, decrease in expenses in the base business. The decrease in the base business was attributable to a $2.1 million, or 9.9%, decrease in direct delivery costs due to lower volume, a $1.5 million decrease in expenses related to our concierge level of service program (which was greatly curtailed in January 2019), and a $1.2 million decrease in other expenses, primarily due to insurance claims. Partially offsetting the decrease in the base business expenses was a $1.3 million increase in bad debt and payment processing related costs.

Depreciation and Amortization Expenses

For the three months ended June 30, 2019, depreciation and amortization expense increased $0.3 million, or 3.6% to $8.2 million, compared to $7.9 million for the three months ended June 30, 2018 largely due to acquisitions.

General and Administrative Expenses

For the three months ended June 30, 2019, general and administrative expenses decreased by $0.4 million, to $5.5 million, from $5.9 million for the three months ended June 30, 2018, primarily due to reduced profit sharing.  The Company accrues approximately 6% of Adjusted EBITDA, as defined in the Company’s profit sharing plan, for distribution to its employees, and this amount is payable when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in Adjusted EBITDA.

Finance Charge Income

For the three months ended June 30, 2019, finance charge income increased from $1.4 million at June 30, 2018 to $1.9 million at June 30, 2019, primarily due to income from increased late customer payment charges.

Interest Expense, Net

For the three months ended June 30, 2019, net interest expense increased by $0.8 million, or 35.8%, to $3.0 million compared to $2.2 million for the three months ended June 30, 2018. Interest expense rose by $1.0 million primarily due to an increase in average borrowings of $52.6 million from $141.9 million during the three months ended June 30, 2018 to $194.5 million during the three months ended June 30, 2019 and an increase in the weighted average interest rate from 4.7% during the three months ended June 30, 2018 to 5.3% during the three months ended June 30, 2019. The increase in average borrowings of $52.6 million was largely used to fund acquisitions. To hedge against rising interest rates, the Company entered into an interest rate swap in July 2018 to fix the interest rate for $50.0 million, or 50%, of our long term debt.

Amortization of Debt Issuance Costs

For the three months ended June 30, 2019, amortization of debt issuance costs decreased by $0.1 million, or 39.7%, to $0.3 million compared to $0.4 million for the three months ended June 30, 2018 due to lower debt issuance costs associated with the fourth amended and restated credit agreement as compared to the third amended and restated credit agreement.

Income Tax Benefit

For the three months ended June 30, 2019, the Company’s income tax benefit increased by $6.6 million to $10.1 million, from $3.4 million for the three months ended June 30, 2018, primarily due to a decrease in income before income taxes of $21.7 million.

Net Loss

For the three months ended June 30, 2019, net loss increased $15.1 million, or 188.6%, to $23.1 million primarily due to an unfavorable change in the fair value of derivative instruments of $9.1 million and an increase in the Adjusted EBITDA loss of $11.7 million, described below, partially offset by the favorable change in income tax benefit of $6.6 million due to the decrease in income before income tax.

Adjusted EBITDA Loss

For the three months ended June 30, 2019, Adjusted EBITDA loss increased by $11.7 million, or 139.3%, to $20.1 million. Acquisitions provided $0.9 million of Adjusted EBITDA loss, and the base business Adjusted EBITDA loss increased by $12.6 million. The impact of lower volume sold in the base business more than offset higher home heating oil and propane margins and lower total operating expenses in the base business.

EBITDA loss and Adjusted EBITDA loss should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provide additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA loss and Adjusted EBITDA loss are calculated as follows:

	Three Months Ended June 30,
(in thousands)	2019	2018
Net loss	$(23,098)	$(8,005)
Plus:
Income tax benefit	(10,055)	(3,416)
Amortization of debt issuance cost	253	418
Interest expense, net	2,967	2,186
Depreciation and amortization	8,225	7,941
EBITDA loss (a)	(21,708)	(876)
(Increase) / decrease in the fair value of derivative instruments	1,630	(7,515)
Adjusted EBITDA loss (a)	(20,078)	(8,391)
Add / (subtract)
Income tax benefit	10,055	3,416
Interest expense, net	(2,967)	(2,186)
Provision for losses on accounts receivable	3,532	2,222
Decrease in accounts receivables	124,456	84,026
Decrease in inventories	5,699	12,498
Increase in customer credit balances	12,299	5,681
Change in deferred taxes	(1,871)	2,387
Change in other operating assets and liabilities	(26,442)	(9,359)
Net cash provided by operating activities	$104,683	$90,294
Net cash used in investing activities	$(53,268)	$(23,242)
Net cash (used in) provided by financing activities	$(62,070)	$(93,058)

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

Nine Months Ended June 30, 2019

Compared to the Nine Months Ended June 30, 2018

Volume

For the nine months ended June 30, 2019, retail volume of home heating oil and propane sold decreased by 14.4 million gallons, or 4.3%, to 323.6 million gallons, compared to 338.0 million gallons for the nine months ended June 30, 2018. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the nine months ended June 30, 2019 were 0.8% colder than the nine months ended June 30, 2018 but 3.9% warmer than normal, as reported by NOAA. For the twelve months ended June 30, 2019, net customer attrition for the base business was 5.3%.  The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.”  An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Nine months ended June 30, 2018	338.0
Acquisitions	10.2
Impact of colder temperatures	2.2
Net customer attrition	(21.1)
Other	(5.7)
Change	(14.4)
Volume - Nine months ended June 30, 2019	323.6

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018:

	Nine Months Ended
Customers	June 30, 2019	June 30, 2018
Residential Variable	40.9%	42.5%
Residential Price-Protected (Ceiling and Fixed Price)	46.5%	45.3%
Commercial/Industrial	12.6%	12.2%
Total	100.0%	100.0%

Volume of other petroleum products sold increased by 26.4 million gallons, or 27.3%, to 123.2 million gallons for the nine months ended June 30, 2019, compared to 96.8 million gallons for the nine months ended June 30, 2018, largely due to acquisitions.

Product Sales

For the nine months ended June 30, 2019, product sales increased $60.6 million, or 4.9%, to $1.30 billion, compared to $1.25 billion for the nine months ended June 30, 2018, due to an increase in volume sales of other petroleum products at lower selling prices and to a lesser extent, the impact of lower volume sales of home heating oil and propane at higher selling prices. The adoption of ASU No. 2014-09 lowered home heating oil and propane product sales by $11.0 million and reduced home heating oil and propane average selling prices by $0.0341 per gallon due to a portion of these sales being previously accounted for as service revenue ($6.7 million) and accounting for certain upfront credits given to customers previously accounted for as delivery and branch expenses ($4.3 million).

Installations and Services

For the nine months ended June 30, 2019, installations and services revenue increased $9.1 million, or 4.5%, to $211.2 million, compared to $202.1 million for the nine months ended June 30, 2018, as increases relating to acquisitions ($6.5 million), the adoption of ASU No. 2014-09 ($5.0 million), and a small increase in revenue in the base business ($0.2 million) were partially offset by a $2.6 million reduction in revenues due to the sale of the Company’s security business in September 2018.

Cost of Product

For the nine months ended June 30, 2019, cost of product increased $44.6 million, or 5.4%, to $876.9 million, compared to $832.3 million for the nine months ended June 30, 2018, due largely to an increase in total volume sold of 2.8%, and a $0.0487 per gallon, or 2.5%, increase in wholesale product cost.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the nine months ended June 30, 2019 increased by $0.0837 per gallon, or 7.3%, to $1.2314 per gallon, from $1.1477 per gallon during the nine months ended June 30, 2018. Going forward, we cannot assume that the per gallon margins realized during the nine months ending June 30, 2019 are sustainable, for future periods.

Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Nine Months Ended
	June 30, 2019		June 30, 2018
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	323.6		338.0
Sales	$1,034.6	$3.1975	$1,025.9	$3.0350
Cost	$636.1	$1.9661	$637.9	$1.8873
Gross Profit	$398.5	$1.2314	$388.0	$1.1477

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	123.2		96.8
Sales	$272.2	$2.2100	$220.3	$2.2765
Cost	$240.8	$1.9549	$194.4	$2.0086
Gross Profit	$31.4	$0.2551	$25.9	$0.2679

Total Product	Amount (in millions)	Amount (in millions)
Sales	$1,306.8	$1,246.2
Cost	$876.9	$832.3
Gross Profit	$429.9	$413.9

For the nine months ended June 30, 2019, total product gross profit was $429.9 million, which was $16.0 million, or 3.9% greater than the nine months ended June 30, 2018, due to higher home heating oil and propane margins ($27.1 million) that were partially offset by a decrease in volume ($16.6 million), and an increase in gross profit from other petroleum products ($5.5 million). The increase in product gross profit from other petroleum products was largely due to acquisitions.

Cost of Installations and Services

Total installation costs for the nine months ended June 30, 2019 increased by $1.4 million, or 2.2% to $62.2 million, compared to $60.8 million in installation costs for the nine months ended June 30, 2018, due to higher sales in the base business, and to a lesser extent, acquisitions.  Installation costs as a percentage of installation sales for the nine months ended June 30, 2019 and the nine months ended June 30, 2018 were 83.2% and 83.9% respectively.

Service expense increased by $4.5 million, or 3.3%, to $139.7 million for the nine months ended June 30, 2019, representing 102.3% of service sales, versus $135.2 million, or 104.3% of service sales, for the nine months ended June 30, 2018. This increase was due to acquisition related service expenses of $3.8 million and a $3.2 million, or 0.5%, increase in the base business partially due to an increased focus on performing customer heating system checks.  This was partially offset by $2.5 million of reduced expenses related to the sale of the Company’s security business in September 2018.  We realized a combined gross profit from service and installation of $9.4 million for the nine months ended June 30, 2019 compared to a combined gross profit of $6.1 million for the nine months ended June 30, 2018. Also, as a result of the adoption of ASU No. 2014-09, service revenue increased by $5.0 million primarily related to accounting for certain customer consideration as service revenue that was previously accounted for as product revenue.  Management views the service and installation department on a combined basis because many overhead functions cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the nine months ended June 30, 2019, the change in the fair value of derivative instruments resulted in a $19.3 million charge due to a decrease in the market value for unexpired hedges $5.4 million, and a $13.9 million charge due to the expiration of certain hedged positions.

During the nine months ended June 30, 2018, the change in the fair value of derivative instruments resulted in a $7.3 million credit due to an increase in the market value for unexpired hedges ($11.1 million), partially offset by a $3.8 million charge due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the nine months ended June 30, 2019, delivery and branch expenses increased $14.9 million, or 5.3%, to $296.0 million, compared to $281.1 million for the nine months ended June 30, 2018, due to additional costs from acquisitions of $11.6 million, and a $3.3 million, or 1.2%, increase in operating expenses in the base business. The increase in the base business includes $2.6 million in increased bad debt and payment processing related costs, $2.2 million of increased vehicle related fuel and leasing and repair costs, $1.7 million of costs related to our concierge level of service program (which was greatly curtailed this past January), and $1.6 million of normal salary, benefit and other expense changes.  These increases in the base business expenses were partially reduced by a $2.2 million decline in insurance claims expense. Delivery and branch expenses also decreased $2.6 million (with a corresponding decrease to revenue) for certain customer credits as a result of the adoption of ASU No. 2014-09.

Depreciation and Amortization Expenses

For the nine months ended June 30, 2019, depreciation and amortization expense increased $0.4 million, or 1.9%, to $23.8 million, compared to $23.4 million for the nine months ended June 30, 2018 largely due to acquisitions.

General and Administrative Expenses

For the nine months ended June 30, 2019, general and administrative expenses increased by $4.4 million or 23.3%, to $23.1 million from $18.8 million for the nine months ended June 30, 2018, primarily due to higher legal and professional expenses of $3.0 million, a $1.5 million charge related to the discontinued use of a tank monitoring system, and a $0.6 million increase in acquisition expenses that was partially offset by a $0.7 million reduction in profit sharing.  The Company accrues approximately 6% of Adjusted EBITDA, as defined in the Company’s profit sharing plan, for distribution to its employees, and this amount is payable when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases in line with increases and decreases in Adjusted EBITDA.

Finance Charge Income

For the nine months ended June 30, 2019, finance charge income increased by $0.5 million, or 11.6%, to $4.2 million compared to $3.7 million for the nine months ended June 30, 2018, primarily due to income from increased late customer payment charges.

Interest Expense, Net

For the nine months ended June 30, 2019, net interest expense increased by $2.0 million, or 30.4%, to $8.7 million compared to $6.7 million for the nine months ended June 30, 2018. Interest expense rose by $2.6 million primarily due to an increase in average borrowings of $34.7 million from $148.2 million during the nine months ended June 30, 2018 to $182.9 million during the nine months ended June 30, 2019 and an increase in the weighted average interest rate from 4.2% during the nine months ended June 30, 2018 to 5.2% during the nine months ended June 30, 2019. The increase in average borrowings of $34.7 million was largely used to fund acquisitions. To hedge against rising interest rates, the Company entered into an interest rate swap in July 2018 to fix the interest rate for $50.0 million, or 50%, of our long term debt. Interest income increased by $0.6 million primarily due to higher cash deposited into our captive insurance company and an increase in the return on these investments.

Amortization of Debt Issuance Costs

For the nine months ended June 30, 2019, amortization of debt issuance costs decreased by $0.3 million, or 26.9%, to $0.8 million compared to $1.0 million for the nine months ended June 30, 2018 due to lower debt issuance costs associated with the fourth amended and restated credit agreement as compared to the third amended and restated credit agreement.

Income Tax Expense

For the nine months ended June 30, 2019, the Company’s income tax expense decreased by $2.9 million to $20.2 million, from $23.1 million for the nine months ended June 30, 2018. Income tax expense decreased $14.1 million due to lower income versus the prior year’s comparative quarter.  The decrease was partially offset by an $11.2 million discrete income tax benefit recorded as of June 30, 2018 to reflect the impact of the Tax Reform Act signed into law in December 2017 that did not recur in fiscal 2019.  The tax reform reduced the Federal statutory income tax rate for corporations from 35% to 21% effective January 1, 2018 and, therefore, the Company’s net deferred tax liability would be realized at a lower statutory tax rate than originally recorded, resulting in a tax benefit to the Company.  The Company’s combined Federal, state, and local effective tax rate increased from 23.1% for the nine months ended June 30, 2018 to 28.1% for the nine months ended June 30, 2019. Excluding the impact of the discrete tax benefit, our combined Federal, state, and local effective income tax rate decreased to 28.1% for the nine months ended June 30, 2019 from 34.3% for the nine months ended June 30, 2018, primarily due to the lower enacted Federal statutory income tax rate.

Net Income

For the nine months ended June 30, 2019, net income decreased $25.4 million, or 33.0%, to $51.5 million due primarily to an unfavorable change in the fair value of derivative instruments of $26.6 million and an increase in net interest expense of $2.0 million that was partially offset by lower income tax expense and the increase in Adjusted EBITDA of $0.4 million, described below.

Adjusted EBITDA

For the nine months ended June 30, 2019, Adjusted EBITDA increased by $0.4 million, or 0.3%, to $124.2 million. Acquisitions provided $5.4 million of Adjusted EBITDA while, in the base business, Adjusted EBITDA decreased by $5.0 million.  The impact of higher home heating oil and propane margins in the base business more than offset a decline in home heating oil and propane volume of 4.3% and increase in total operating expenses, improving year-over-year Adjusted EBITDA by $4.5 million prior to the following items: i) $3.3 million due to the implementation of the aforementioned revenue recognition accounting standard (the majority of which is expected to be reversed by the end of fiscal 2019); ii) $3.0 million of higher legal and professional expenses; iii) a charge of $1.5 million related to the discontinued use of a tank monitoring system; iv) a $1.5 million increase in the net Adjusted EBITDA loss associated with the Company’s concierge program, which was greatly curtailed this past January; and v) $0.2 million of expense related to an increase in the amount due under our weather hedge contracts (as previously discussed).

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provide additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Nine Months Ended June 30,
(in thousands)	2019	2018
Net income	$51,542	$76,955
Plus:
Income tax expense	20,157	23,077
Amortization of debt issuance cost	756	1,034
Interest expense, net	8,677	6,656
Depreciation and amortization	23,828	23,385
EBITDA (a)	104,960	131,107
(Increase) / decrease in the fair value of derivative instruments	19,268	(7,306)
Adjusted EBITDA (a)	124,228	123,801
Add / (subtract)
Income tax expense	(20,157)	(23,077)
Interest expense, net	(8,677)	(6,656)
Provision for losses on accounts receivable	8,500	5,687
Increase in accounts receivables	(34,793)	(86,504)
Decrease in inventories	1,958	12,390
Decrease in customer credit balances	(26,177)	(36,503)
Change in deferred taxes	(11,206)	29,641
Change in other operating assets and liabilities	28,646	11,240
Net cash provided by operating activities	$62,322	$30,019
Net cash used in investing activities	$(80,578)	$(64,459)
Net cash provided by (used in) financing activities	$9,442	$(8,595)

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

During the nine months ended June 30, 2019, cash provided by operating activities increased $32.3 million to $62.3 million, compared to $30.0 million during the nine months ended June 30, 2018.  This reflects a $1.2 million increase in cash generated from operations prior to consideration of income tax, $62.0 million of higher net collections of accounts receivables (including customer credit balances), which was partially offset by a $12.6 million unfavorable change in accounts payable due primarily to the timing of inventory purchases, a $10.4 million unfavorable change in inventory, a $3.1 million increase in insurance related claim payments, a $2.2 million increase in income taxes paid, and a $1.9 million increase in escheat payments to state authorities.  The remaining $0.7 million of the change is related to other changes in working capital.

During the nine months ended June 30, 2018, cash provided by operating activities increased $6.8 million to $30.0 million, compared to $23.2 million of cash provided by operating activities during the nine months ended June 30, 2017.  The increase was driven by a $15.5 million increase in cash generated from operations prior to consideration of income tax, an $8.5 million favorable change in accounts payable due primarily to the timing of inventory purchases, an $8.6 million favorable change in inventory due to 5.8 million more gallons of liquid product purchases for the upcoming heating season at the beginning of fiscal 2018 as compared to fiscal 2017, a $7.0 million favorable change in insurance related liabilities due to timing, a $3.2 million decrease in taxes paid, and $0.7 million of other changes in working capital, which was partially offset by an unfavorable change in accounts receivable of $36.7 million (including customer credit balances).  The impact of colder weather in late March and April 2018, and an increase in per gallon product costs drove an increase in accounts receivable.

Investing Activities

Our capital expenditures for the nine months ended June 30, 2019 totaled $8.2 million, as we invested in computer hardware and software ($3.5 million), refurbished certain physical plants ($1.0 million), expanded our propane operations ($2.1 million) and made additions to our fleet and other equipment ($1.6 million).

During the nine months ended June 30, 2019 we deposited $9.5 million into an irrevocable trust to secure certain liabilities for our captive insurance company and another $1.1 million of earnings were reinvested into the irrevocable trust. The cash deposited into the trust is shown on our balance sheet as captive insurance collateral and, correspondingly, reduced cash on our balance sheet.  We believe that investments into the irrevocable trust will lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

During the nine months ended June 30, 2019 the Company acquired two liquid product dealers and the assets of one of its subcontractors for an aggregate purchase price of approximately $62.8 million.  The gross purchase price was allocated $44.9 million to intangible assets, $13.1 million to fixed assets, $0.1 million to other long-term assets and $4.7 million for working capital.

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

Financing Activities

During the nine months ended June 30, 2019 we paid distributions of $18.6 million to our Common Unit holders and $0.6 million to our General Partner unit holders (including $0.5 million of incentive distributions as provided in our Partnership

Agreement). We borrowed $139.3 million under our revolving credit facility and subsequently repaid $70.3 million. We also repaid $5.0 million of our tem loan and repurchased 3.7 million common units for $34.9 million in connection with our unit repurchase plan.

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

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of June 30, 2019 ($5.7 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and reduced from subsequent seasonal reductions in inventory and accounts receivable. As of June 30, 2019, we had $70.5 million in borrowings under our revolving credit facility, $95.0 million under our term loan and $7.0 million in letters of credit outstanding.

Under the terms of our credit agreement, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 15% of the maximum facility size and a fixed charge coverage ratio of not less than 1.15. We must also maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 4.5 as of December 31st or March 31st. As of June 30, 2019, Availability, as defined in the credit agreement, was $147.4 million, and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for the remainder of fiscal 2019 are estimated to be approximately $1.5 million to $2.0 million, excluding the capital requirements for leased fleet. In addition, we plan to invest approximately $0.5 million to $1.0 million in our propane operations. Distributions for the balance of fiscal 2019, at the current quarterly level of $0.1250 per unit, would result in an aggregate of approximately $6.2 million to Common Unit holders, $0.2 million to our General Partner (including $0.2 million of incentive distribution as provided for in our Partnership Agreement) and $0.2 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. Under the terms of our credit facility, our term loan is repayable in quarterly payments of $2.5 million, and, depending on our fiscal 2019 results, we may be required to make an additional payment (see Note 11 - Long-Term Debt and Bank Facility Borrowings). In addition, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

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

At June 30, 2019, we had outstanding borrowings totaling $165.5 million, which are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $1.2 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at June 30, 2019, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $7.1 million to a fair market value of $4.7 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $4.8 million to a fair market value of $(7.2) million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

c) Other

The General Partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of our general partner have concluded, as of June 30, 2019, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

On April 18, 2017, a civil action was filed in the United States District Court for the Eastern District of New York, entitled M. Norman Donnenfeld v. Petro, Inc., Civil Action Number 2:17-cv-2310-JFB-SIL, against Petro, Inc.  By amended complaint filed on August 15, 2017, the Plaintiff alleged he did not receive expected contractual benefits under his protected price plan contract when oil prices fell and asserts various claims for relief including breach of contract, violation of the New York General Business Law and fraudulent inducement.  The Plaintiff also seeks to have a class certified of similarly situated Petro customers who entered into protected price plan contracts and were denied the same contractual benefits.  No class has yet been certified in this action. The Plaintiff seeks compensatory, punitive and other damages in unspecified amounts.  On September 15, 2017, Petro filed a motion to dismiss the amended complaint as time-barred and for failure to state a cause of action.  On September 12, 2018, the district court granted in part and denied in part Petro's motion to dismiss.  The district court dismissed the Plaintiff's claims for breach of the covenant of good faith and fair dealing and fraudulent inducement, but declined to dismiss the Plaintiff's remaining claims.  The district court granted the Plaintiff leave to amend to attempt to replead his fraudulent inducement claim.  On October 10, 2018, the Plaintiff filed a second amended complaint.  The second amended complaint attempted to replead a fraudulent inducement claim and is otherwise substantially similar or identical to the prior complaint.  On November 13, 2018, Petro moved to dismiss the fraudulent inducement and unjust enrichment claims in the second amended complaint.  On January 31, 2019, the court granted the motion and dismissed the fraudulent inducement and unjust enrichment claims with prejudice.  On February 22, 2019, counsel for Petro and the Plaintiff participated in a mediation which, after arms-length negotiations, resulted in a memorandum of understanding to settle the litigation, subject to the completion of confirmatory discovery, negotiation of a final settlement agreement and court approval.  In an order dated March 27, 2019, the district court stayed all discovery deadlines in light of the pending settlement.  On May 6, 2019, the Plaintiff filed an Unopposed Motion for Preliminary Approval of Class Action Settlement which remains pending before the court.  The anticipated settlement is not an admission of liability or breach to any customers by Petro and the Company continues to believe the allegations lack merit.  If the settlement is not approved or finalized for any reason, the Company will continue to vigorously defend the action; in that case, we cannot assess the potential outcome or materiality of this matter.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Note 4 to the Condensed Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the nine months ended June 30, 2019 is incorporated into this Item 2 by reference.

Item 6.

Exhibits

(a)	Exhibits Included Within:

10.20

Letter Agreement, dated as of June 19, 2019, between the Company and Jeffrey M. Woosnam regarding employment (Incorporated by reference to an exhibit to Registrant’s Current Report on Form 8-K dated June 21, 2019).

10.21	Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of June 17, 2019.
31.1	Certification of Chief Executive Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Star Group, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Group, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary Kestrel Heat LLC (Principal Financial Officer)	July 31, 2019

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller Kestrel Heat LLC (Principal Accounting Officer)	July 31, 2019