Form 10-K
period 2019-09-30
STAR GROUP, L.P.
filed 2019-12-05
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number: 001-14129

STAR GROUP, L.P.

(Exact name of registrant as specified in its charter)

Delaware	06-1437793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West Broad Street, Suite 310, Stamford, Connecticut	06902
(Address of principal executive office)	(Zip Code)

(203) 328-7310

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units	SGU	New York Stock Exchange

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

The aggregate market value of the registrant’s common units held by non-affiliates on March 31, 2019 was approximately $437,267,000.

As of November 30, 2019, the registrant had 47,201,094 common units outstanding.

Documents Incorporated by Reference: None

STAR GROUP, L.P.

2019 FORM 10-K ANNUAL REPORT

PART I

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K (this “Report”) includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on our financial performance, the price and supply of the products that we sell, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including climate change, environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, potential cyber-attacks, general economic conditions and new technology. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the heading “Risk Factors” and “Business Strategy.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

ITEM 1.	BUSINESS

Structure

Star Group, L.P. (“Star” the “Company,” “we,” “us,” or “our”) is a home heating oil and propane distributor and services provider with one reportable operating segment that principally provides heating related services to residential and commercial customers. At a special meeting of unitholders held on October 25, 2017, our unitholders voted in favor of proposals to have the Company elect to be treated as a corporation, instead of a partnership, for federal income tax purposes (commonly referred to as a “check-the-box election”), along with amendments to our partnership agreement to effect such changes in income tax classification, in each case effective November 1, 2017. In addition, the Company changed its name, effective October 25, 2017, from “Star Gas Partners, L.P.” to “Star Group, L.P.” to more closely align our name with the scope of our product and service offerings. For tax years after December 31, 2017, unitholders will receive a Form 1099-DIV and will not receive a Schedule K-1 as in previous tax years. Our legal structure will remain a Delaware limited partnership and the distribution provisions under our limited partnership agreement, including the incentive distribution structure will remain unchanged. As of November 30, 2019, we had outstanding 47.2 million common partner units (NYSE: “SGU”) representing a 99.3% limited partner interest in Star, and 0.3 million general partner units, representing a 0.7% general partner interest in Star.

The following chart depicts the ownership of Star as of November 30, 2019:

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
•

Petroleum Heat and Power Co., Inc. (“PH&P”) is a wholly owned subsidiary of Star. PH&P is the borrower and Star is a guarantor of the fourth amended and restated credit agreement’s $100 million five-year senior secured term loan and the $300 million ($450 million during the heating season of December through April of each year) revolving credit facility, both due July 2, 2023. (See Note 13 of the Notes to the Consolidated Financial Statements — Long-Term Debt and Bank Facility Borrowings). In December 2019, the Company refinanced its five-year term loan and the revolving credit facility with the execution of the fifth amended and restated revolving credit facility agreement. (See Note 13—Long-Term Debt and Bank Facility Borrowings and Note 21—Subsequent Events).

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

Legal Structure

The following chart summarizes our structure as of September 30, 2019.

Business Overview

We are a home heating oil and propane distributor and service provider to residential and commercial customers who heat their homes and buildings in the Northeast, Central and Southeast U.S. regions. Our customers are concentrated in the northern and eastern states. As of September 30, 2019, we sold home heating oil and propane to approximately 453,000 full service residential and commercial customers and 56,000 customers on a delivery only basis.  Approximately 236,000 of these customers, or 46%, are located in the New York City metropolitan area.  We believe we are the largest retail distributor of home heating oil in the United States, based upon sales volume with a market share in excess of 5.5%. We also sell gasoline and diesel fuel to approximately 27,000 customers. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including 17,000 service contracts for natural gas and other heating systems. During fiscal 2019, total sales were comprised approximately 63% from sales of home heating oil and propane, 21% from other petroleum products, the majority of which is diesel and gasoline, and 16% from the installation and repair of heating and air conditioning equipment and ancillary services. We provide home heating equipment repair service and natural gas service 24-hours-a-day, seven-days-a-week, 52 weeks a year. These services are an integral part of our business, and are intended to maximize customer satisfaction and loyalty.

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

Currently, we have heating oil and/or propane customers in the following states: Connecticut, Delaware, Georgia, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina,

Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont, Virginia, West Virginia and the District of Columbia.

Industry Characteristics

Home heating oil is primarily used as a source of fuel to heat residences and businesses in the Northeast and Mid-Atlantic regions. According to the U.S. Department of Energy—Energy Information Administration, Residential Energy Consumption Survey (released May 2018), these regions account for 83% (4.8 million of 5.8 million) of the households in the United States where heating oil is the main space-heating fuel and 23% (4.7 million of 20.4 million) of the homes in these regions use home heating oil as their main space-heating fuel. Our experience has been that customers have a tendency to increase their conservation efforts as the price of home heating oil increases, thereby reducing their consumption.

The retail home heating oil industry is mature, with total market demand expected to decline in the foreseeable future due to conversions to natural gas, availability of other alternative energy sources and the installations of more fuel efficient heating systems. Therefore, our ability to maintain our business or grow within the industry is dependent on the acquisition of other retail distributors, the success of our marketing programs, and the growth of our other service offerings. Based on our records, our customer conversions to natural gas have ranged between 1.2% and 1.6% per year over the last five years. We believe this may continue or increase as natural gas has become less expensive than home heating oil on an equivalent BTU basis.  Natural gas conversions reached a high of 2.4% in fiscal 2013.  In addition, there are legislative and regulatory efforts underway in several states seeking to encourage homeowners to expand the use of natural gas as a heating fuel or to encourage or require all-electric new construction.

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

The retail propane distribution industry is highly competitive and is generally serviced by large multi-state full-service distributors and small local independent distributors. Like the home heating oil industry, each retail propane distribution provider operates in its own competitive environment because propane distributors typically reside in close proximity to their customers. In most retail propane distribution markets, customers can choose from multiple distributors based on the quality of customer service, safety, reputation and price.

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

Deliver superior customer service We are dedicated to consistently providing our customers with superior service and a positive customer experience to improve retention and drive additional revenue. We have established programs and conduct surveys to effectively measure customer satisfaction at certain brands.

We have deployed a customer relationship management solution at most of our larger brands. This allows us to provide a more consistent customer experience as our employees will have a 360 degree-view of each customer with easy access to key customer information and customized dashboards to track individual employee performance.

We have resources dedicated to training employees to provide superior and consistent service and enhance the customer experience. This effort is supported, reinforced and monitored by our local management teams.

Complimentary service offerings We are focused on expanding our service offerings. These offerings include, but are not limited to, the sales, service and installation of heating and air conditioning equipment, plumbing services, and standby home generators. In addition, we also repair and install natural gas heating systems.

Seasonality

Our fiscal year ends on September 30. All references to quarters and years respectively in this document are to fiscal quarters and years unless otherwise noted. The seasonal nature of our business results in the sale of approximately 30% of our volume of home heating oil and propane in the first fiscal quarter and 50% of our volume in the second fiscal quarter of each fiscal year, the peak heating season. Approximately 25% of our volume of motor fuel and other petroleum products is sold in each of the four fiscal quarters. We generally realize net income in our first and second fiscal quarters and net losses during our third and fourth fiscal quarters and we expect that the negative impact of seasonality on our third and fourth fiscal quarter operating results will continue. In addition, sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices and other factors.

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

Customers and Pricing

Home heating oil customers comprise 81.7% of our product customer base, with 13.2% devoted to propane and 5.1% devoted to motor fuel and other petroleum products. (During fiscal 2019 we sold 345.5 million gallons of home heating oil and propane and 167.4 million gallons of motor fuel and other petroleum products.)

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

	September 30,
	2019	2018	2017		2016	2015
Variable	53.9%	55.2%	52.6%		53.2%	51.4%
Ceiling	39.1%	36.9%	37.1%		40.8%	43.9%
Fixed	7.0%	7.9%	10.3%	(a)	6.0%	4.7%
	100.0%	100.0%	100.0%		100.0%	100.0%

(a)	Approximately 2% of the increase in the percentage of accounts under fixed contracts is attributable to fiscal 2017 acquisitions.

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

The motor fuel and other petroleum products customer group includes commercial and industrial customers of unbranded gasoline, diesel, kerosene and related distillate products.  We sell products to these customers through contracts of various terms or through a competitive bidding process.

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

Suppliers and Supply Arrangements

We purchase our product for delivery in either barge, pipeline or truckload quantities, and as of September 30, 2019, had contracts with approximately 119 third-party terminal sites for the right to temporarily store petroleum products at their facilities. Home heating oil and propane purchases are made under supply contracts or on the spot market. We have entered into market price based contracts for approximately 83% of our expected home heating oil and propane requirements for the fiscal 2020 heating season. We also have market price based contracts for approximately 27% of our expected diesel and gasoline requirements for fiscal 2020.

No single supplier provided more than 10% of our product supply during fiscal 2019. Supply contracts typically have terms of 6 to 12 months. All of the supply contracts provide for minimum quantities and in most cases do not establish in advance the price of home heating oil or propane. This price is based upon a published market index price at the time of delivery or pricing date plus an agreed upon differential. We believe that our policy of contracting for the majority of our anticipated supply needs with diverse and reliable sources will enable us to obtain sufficient product should unforeseen shortages develop in worldwide supplies.

Liquid Product Price Volatility

Volatility, which is reflected in the wholesale price of liquid products, including home heating oil, propane and motor fuels, has a larger impact on our business when prices rise. Home heating oil consumers are price sensitive to heating cost increases, and this often leads to increased gross customer losses. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces. The price of home heating oil is closely linked to the price of diesel fuel. The volatility in the wholesale cost of diesel fuel as measured by the New York Mercantile Exchange (“NYMEX”), for the fiscal years ending September 30, 2015, through 2019, on a quarterly basis, is illustrated in the following chart (price per gallon):

	Fiscal 2019 (a)		Fiscal 2018		Fiscal 2017		Fiscal 2016		Fiscal 2015
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$1.66	$2.44	$1.74	$2.08	$1.39	$1.70	$1.08	$1.61	$1.85	$2.66
March 31	1.70	2.04	1.84	2.14	1.49	1.70	0.87	1.26	1.62	2.30
June 30	1.78	2.12	1.96	2.29	1.37	1.65	1.08	1.57	1.68	2.02
September 30	1.75	2.08	2.05	2.35	1.45	1.86	1.26	1.53	1.38	1.84

(a)	On November 30, 2019, the NYMEX ultra low sulfur diesel contract closed at $1.88 per gallon or $0.09 per gallon lower than the average of $1.97 in Fiscal 2019.

Acquisitions

Part of our business strategy is to pursue select acquisitions.

During fiscal 2019, the Company acquired one of its subcontractors, a liquid product dealer and the assets of a propane dealer with a combined total of approximately 24,000 home heating oil and propane accounts for an aggregate purchase price of approximately $60.9 million in cash. The gross purchase price was allocated $44.7 million to intangible assets, $13.7 million to fixed assets and $2.5 million to working capital. Each acquired company’s operating results are included in the Company’s consolidated financial statements starting on its acquisition date. Customer lists, other intangibles and trade names are amortized on a straight-line basis over seven to twenty years.

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

Employees

As of September 30, 2019, we had 3,446 employees, of whom 898 were office, clerical and customer service personnel; 978 were equipment technicians; 575 were fuel delivery drivers and mechanics; 633 were management and 362 were employed in sales. Of these employees 1,475 (43%) are represented by 59 different collective bargaining agreements with local chapters of labor unions. Due to the seasonal nature of our business and depending on the demands of the 2020 heating season, we anticipate that we will augment our current staffing levels during the heating season from among the 395 employees on temporary leave of absence as of September 30, 2019. There are 25 collective bargaining agreements up for renewal in fiscal 2020, covering approximately 791 employees (23%). We believe that our relations with both our union and non-union employees are generally satisfactory.

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

The following table depicts our gross customer gains, gross customer losses and net customer attrition from fiscal year 2015 to fiscal year 2019. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customer gains that are obtained through marketing efforts and losses at newly acquired businesses are included in these calculations from the point of closing going forward.

Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis from the closing date.

	Fiscal Year Ended September 30,
	2019	2018	2017	2016	2015
Gross customer gains	12.9%	13.0%	13.1%	12.1%	14.6%
Gross customer losses	18.3%	16.2%	14.6%	17.2%	16.4%
Net attrition	(5.4%)	(3.2%)	(1.5%)	(5.1%)	(1.8%)

The gain of a new customer does not fully compensate for the loss of an existing customer because of the expenses incurred during the first year to add a new customer. Typically, the per gallon margin realized from a new account added is less than the margin of a customer that switches to another provider. Customer losses are the result of various factors, including but not limited to:

•	price competition;
•	customer relocations and home sales/foreclosures;
•	credit worthiness;
•	service disruptions: and
•	conversions to natural gas;

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

	Fiscal Year Ended September 30,
	2019	2018	2017	2016	2015
Customer losses to natural gas conversion	(1.4)%	(1.3)%	(1.2)%	(1.3)%	(1.6)%

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

Generally, heating oil and propane are alternative energy sources to new housing construction, because natural gas is usually selected when natural gas infrastructure exists. In certain geographies, utilities are building out their natural gas infrastructure. As such, our industry is not a growth industry. Accordingly, future growth will depend on our ability to make acquisitions on economically acceptable terms. We cannot assure that we will be able to identify attractive acquisition candidates in our sector in the future or that we will be able to acquire businesses on economically acceptable terms.  Adverse operating and financial results may limit our access to capital and adversely affect our ability to make acquisitions. Under the terms of our fifth amended and restated credit agreement (“Credit Agreement”), we are restricted from making any individual acquisition in excess of $25.0 million without the lenders’ approval. In addition, to make an acquisition, we are required to have Availability (as defined in our Credit Agreement) of at least $40.0 million, on a historical pro forma and forward-looking basis. Furthermore, as long as the bank term loan is outstanding, we must be in compliance with the senior secured leverage ratio (as defined in our Credit Agreement). These covenant restrictions may limit our ability to make acquisitions. Any acquisition may involve potential risks to us and ultimately to our unitholders, including:

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

Weather conditions in regions in which we operate have a significant impact on the demand for home heating oil and propane because our customers depend on this product largely for space heating purposes. As a result, weather conditions may materially adversely impact our business, operating results and financial condition. During the peak-heating season of October through March, sales of home heating oil and propane historically have represented approximately 80% of our annual volume sold. Actual weather conditions can vary substantially from year to year or from month to month, significantly affecting our financial performance. Warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized and, consequently, our results of operations.

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

For fiscal years 2020 and 2021 we have weather hedge contracts with one provider. For each fiscal year the maximum that the Company can receive is $12.5 million and the maximum the Company may be obligated to pay is $5.0 million. However, there can be no assurance that such weather hedge contracts would fully or substantially offset the adverse effects of warmer weather on our business and operating results during such period or that colder weather will result in enough profit to offset a payment by the Company to its provider.

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

Our business requires a significant amount of working capital to finance inventory and accounts receivable generated during the heating season. Under our Credit Agreement, we may borrow up to $300 million, which increases to $450 million during the peak winter months from December through April of each fiscal year. We are obligated to meet certain financial covenants under our Credit Agreement, including the requirement to maintain at all times either excess availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the revolving credit commitment then in effect or a fixed charge coverage ratio (as defined in our Credit Agreement) of not less than 1.1. In addition, as long as our term loan is outstanding, our senior secured leverage ratio cannot be more than 3.0 as calculated as of the quarters ending June 30 or September 30, and no more than 4.5 as calculated as of the quarters ending December 31 or March 31.

At December 31, 2019, we expect to have approximately 25 million gallons of priced purchase commitments and physical inventory hedged with a futures contract or swap. If the wholesale price of heating oil increased $1 per gallon, our near term liquidity in December would be reduced by $25 million.

At September 30, 2019, we had approximately 124,000 customers, or 34% of our residential customer base, on the balanced payment plan in which a customer’s estimated annual oil purchases and service contract fees are paid for in a series of equal monthly payments. Increases in wholesale prices could reduce our liquidity if we failed to recalculate the balanced payments on a timely basis or if customers resist higher balanced payments. These customers could possibly owe us more in the future than we had budgeted. Generally, customer credit balances are at their low point after the end of the heating season and at their peak prior to the beginning of the heating season.

Our hedging strategy may adversely affect our liquidity.

We purchase derivatives and swaps from members of our lending group in order to mitigate exposure to market risk associated with the purchase of home heating oil for price-protected customers.  These institutions have not required an initial cash margin deposit or any mark to market maintenance margin for these derivatives.  However, we are required to pay for these options as they expire.  Any mark to market exposure reduces our borrowing base and can thus reduce the amount available to us under our Credit Agreement. The highest mark to market reserve against our borrowing base for these derivative instruments with our lending group was $22.7 million, $0, and $7.8 million, during fiscal years 2019, 2018, and 2017 respectively.

We also purchase call options from members of our lending group to hedge the price of the products to be sold to our price-protected customers which usually require us to pay an upfront cash payment. This reduces our liquidity, as we must pay for the option before any sales are made to the customer. We further purchase futures contracts with members of our lending group in order to mitigate exposure to market risk associated with physical inventory. Our futures contracts require an initial cash deposit and maintenance margin for changes in the market value of the contracts.

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

When the wholesale price of home heating oil declines significantly after a customer enters into a price protection arrangement, some customers attempt to renegotiate their arrangement in order to enter into a lower cost pricing plan with us or terminate their arrangement and switch to a competitor.  Under our current price-protected programs, approximately 39.1% and 7.0% of our residential customers are respectively categorized as being either ceiling or fixed as of September 30, 2019.

A significant portion of our home heating oil volume is sold to price-protected customers (ceiling and fixed) and our gross margins could be adversely affected if we are not able to effectively hedge against fluctuations in the volume and cost of product sold to these customers.

A significant portion of our home heating oil volume is sold to individual customers under an arrangement pre-establishing the ceiling sales price or a fixed price of home heating oil over a fixed period. When the customer makes a purchase commitment for the next period we currently purchase option contracts, swaps and futures contracts for a substantial majority of the heating oil that we expect to sell to these price-protected customers. The amount of home heating oil volume that we hedge per price-protected customer is based upon the estimated fuel consumption per average customer, per month. If the actual usage exceeds the amount of the hedged volume on a monthly basis, we could be required to obtain additional volume at unfavorable margins. In addition, should actual usage in any month be less than the hedged volume (including, for example, as a result of early terminations by fixed price customers), our hedging losses could be greater. Currently, we have elected not to designate our derivative instruments as hedging instruments under FASB ASC 815-10-05 Derivatives and Hedging, and the change in fair value of the derivative instruments is recognized in our statement of operations. Therefore, we experience volatility in earnings as these currently outstanding derivative contracts are marked to market and non-cash gains or losses are recorded in the statement of operations.

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

If counterparties to the derivative instruments that we use to hedge the cost of home heating oil sold to price-protected customers, physical inventory and our vehicle fuel costs were to fail, our liquidity, operating results and financial condition could be materially adversely impacted, as we would be obligated to fulfill our operational requirement of purchasing, storing and selling home heating oil and vehicle fuel, while losing the mitigating benefits of economic hedges with a failed counterparty. If one of our insurance carriers were to fail, our liquidity, results of operations and financial condition could be materially adversely impacted, as we would have to fund any catastrophic loss. If our weather hedge counterparty were to fail, we would lose the protection of our weather hedge contract. Currently, we have outstanding derivative instruments with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Regions Financial Corporation, Toronto-Dominion Bank and Wells Fargo Bank, N.A.  Our primary insurance carriers are American International Group, Woodbury Insurance Co., Inc. (our captive insurance subsidiary), and a subsidiary of Sompo International which is our weather hedge counterparty.

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

Uncertainty about economic conditions poses a risk as our customers may reduce or postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our equipment and services and could lead to increased conservation, as we have seen certain of our customers seek lower cost providers. Any increase in existing customers or potential new customers seeking lower cost providers and/or increase in our rejection rate of potential accounts because of credit considerations could increase our overall rate of net customer attrition. In addition, recessionary economic conditions could negatively impact the spending and financial viability of our customers; particularly our commercial motor fuel customers. As a result, we could experience an increase in bad debts from financially distressed customers, which would have a negative effect on our liquidity, results of operations and financial condition.

We are subject to operating and litigation risks that could adversely affect our operating results whether or not covered by insurance.

Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing customers with our products such as natural disasters, adverse weather, accidents, fires, explosions, hazardous material releases, mechanical failures and other events beyond our control. If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations. As a result, we may be a defendant in legal proceedings and litigation arising in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable.

As we self-insure workers’ compensation, automobile and general liability claims up to pre-established limits, we establish reserves based upon expectations as to what our ultimate liability will be for claims based on our historical factors. We evaluate on an annual basis the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2019, we had approximately $74.7 million of net insurance reserves. Other than matters for which we self-insure, we maintain insurance policies with insurers in amounts and with coverage and deductibles that we believe are reasonable and prudent.

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

Recent New York legislation has the potential to significantly negatively impact the Company’s New York operations.

On July 18, 2019, the State of New York passed the Climate Leadership and Community Protection Act (“CLCPA”). Among other things, the CLCPA sets out a series of emissions reduction, renewable energy, and energy storage goals to significantly reduce the use of carbon-based fossil fuels and eventually achieve net zero greenhouse gas (“GHG”) emissions in the state.  Within one year of the passage of the CLCPA (by July 2020), the New York Department of Environmental Conservation must establish a statewide GHG limit as a percentage of 1990 GHG emissions.  These emission reduction goals as currently written propose a reduction to 60% of 1990 GHG emissions by 2030 and a reduction down to 15% of 1990 GHG emissions by 2050.  Within two years after the effective date of the CLCPA (by July 2021), the New York State Climate Action Council must propose a scoping plan with recommendations for how the state can reduce carbon emissions, which could include proposed emission reductions from sources such as boilers or furnaces that burn heating oil or natural gas.  Four years after the effective date of the CLCPA (by July 2023), the New York Department of Environmental Conservation must adopt regulations that, in part, include measures to reduce emissions from greenhouse gas emission sources that have a cumulatively significant impact on statewide green-house gas emissions, such as internal combustion vehicles that burn gasoline or diesel fuel and boilers or furnaces that burn oil or natural gas.  Certain measures, if adopted, could significantly negatively impact the Company’s New York State operations, which constitute a material portion of the Company’s business.  However, whether and in what manner the CLCPA could impact the Company remains uncertain at this time.

Our results of operations and financial condition may be adversely affected by governmental regulation and associated environmental and regulatory costs.

Our business is subject to a wide range of federal, state and local laws and regulations related to environmental and other matters. Such laws and regulations have become increasingly stringent over time. Some state and local governments have enacted or are attempting to enact regulations and incentive programs encouraging the phase-out of the products that we sell in favor of other types of fuels, such as natural gas. We may experience increased costs due to stricter pollution control requirements or liabilities resulting from noncompliance with operating or other regulatory permits. New regulations, such as  those relating to underground storage, transportation, and delivery of the products that we sell, might adversely impact operations or make them more costly. In addition, there are environmental risks inherently associated with home heating oil operations, such as the risks of accidental releases or spills. We have incurred and continue to incur costs to remediate soil and groundwater contamination at some of our locations. We cannot be sure that we have identified all such contamination, that we know the full extent of our obligations with respect to contamination of which we are aware, or that we will not become responsible for additional contamination not yet discovered. It is possible that material costs and liabilities will be incurred, including those relating to claims for damages to property and persons and the environment.

In addition, our financial condition, results of operations and ability to pay distributions to our unitholders may be negatively impacted by significant changes in federal and state tax law. For example, an increase in federal and state income tax rates will reduce the amount of cash to pay distributions.

There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of emissions of greenhouse gases (“GHG”), in particular from the combustion of fossil fuels. Federal, regional and state regulatory authorities in many jurisdictions have begun taking steps to regulate GHG emissions. For example, as discussed above under “Risk Factor – Recent New York legislation has the potential to significantly negatively impact the Company’s New York operations,” in July 2019, the State of New York passed the CLCPA.  Additionally, in October 2015, the United States Environmental Protection Agency (“EPA”) published the Clean Power Plan for regulation of GHG emissions associated with the energy sector. However, following litigation and subsequent EPA review of the Clean Power Plan, the EPA has since repealed the Clean Power Plan and issued the Affordable Clean Energy (“ACE”) Rule to replace the Clean Power Plan. The ACE Rule establishes emissions guidelines with suggested technologies and operating and maintenance practices for meeting those guidelines pursuant to which states must develop plans to address GHG emissions from existing coal-fired electric generating units (“EGUs”) rather than, as was proposed under the Clean Power Plan, EPA setting state-specific standards and requiring states to develop plans using certain “building blocks,” such as “beyond-the-fence-line” conservation measures, to meet those state-specific standards.  Under the ACE Rule, each state’s plan for meeting the emissions guidelines by determining standards of performance on an EGU source-specific basis are due to EPA by July 8, 2022.  At this time, state plans have yet to be developed and approved by EPA, litigation of the ACE Rule is pending in the U.S. Court of Appeals for the District of Columbia, and any impact on our business of the ACE Rule is uncertain.  It is likely that any regulatory program that caps emissions or imposes a carbon tax will increase costs for us and our customers, which could lead to increased conservation or customers seeking lower cost alternatives. We cannot yet estimate the compliance costs or business impact of potential national, regional or state greenhouse gas emissions reduction legislation, regulations or initiatives, since many such programs and proposals are still in development.

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

Terrorist attacks, political unrest and war may adversely impact the price and availability of the products that we sell, our results of operations, our ability to raise capital and our future growth. The impact that the foregoing may have on our industry in general, and on our business in particular, is not known at this time. An act of terror could result in disruptions of crude oil supplies, markets and facilities, and the source of the products that we sell could be direct or indirect targets. Terrorist activity may also hinder our ability to transport our products if our normal means of transportation become damaged as a result of an attack. Instability in the financial markets as a result of terrorism could also affect our ability to raise capital. Terrorist activity could likely lead to increased volatility in the prices of our products.

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

As of September 30, 2019, approximately 43% of our employees were covered under 59 different collective bargaining agreements. As a result, we are usually involved in union negotiations with several local bargaining units at any given time. There can be no assurance that we will be able to negotiate the terms of any expired or expiring agreement on terms satisfactory to us. Although we consider our relations with our employees to be generally satisfactory, we may experience strikes, work stoppages or slowdowns in the future. If our unionized workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition. Moreover, our non-union employees may become subject to labor organizing efforts. If any of our current non-union facilities were to unionize, we could incur increased risk of work stoppages and potentially higher labor costs.

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

Our Credit Agreement imposes restrictions on our ability to pay distributions to unitholders, including the need to maintain certain covenants. (See the fifth amended and restated credit agreement and Note 13 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings and Note 21 of the Notes to the Consolidated Financial Statements – Subsequent Events).

Our substantial debt and other financial obligations could impair our financial condition and our ability to obtain additional financing and have a material adverse effect on us if we fail to meet our financial and other obligations.

At September 30, 2019, we had outstanding under our fourth amended and restated revolving credit facility agreement a $92.5 million term loan. In addition, under the revolver portion of our fourth amended and restated revolving credit facility agreement, we had borrowings of $61.5 million, $4.6 million of letters of credit were issued, $7.7 million hedge positions were secured, and availability was $126.1 million. In December 2019, the Company refinanced its five-year term loan and the revolving credit facility with the execution of the fifth amended and restated revolving credit facility agreement, which had the effect of increasing the amount due under our term loan to $130 million, correspondingly reduced the borrowings under the revolver portion of the fourth amended and restated revolving credit facility agreement and extending the term of the facility to December 2024.  (See the fifth amended and restated credit agreement and Note 13 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings and Note 21 of the Notes to the Consolidated Financial Statements – Subsequent Events). Exclusive of the term loan, during the last three fiscal years we have utilized as much as $167.2 million of our Credit Agreement in borrowings, letters of credit and hedging reserve. Our substantial indebtedness and other financial obligations could:

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

Restrictive covenants in our Credit Agreement may reduce our operating flexibility.

Our Credit Agreement contains various covenants that limit our ability and the ability of our subsidiaries to, among other things:

•	incur indebtedness;
•	make distributions to our unitholders;
•	purchase or redeem our outstanding equity interests or subordinated indebtedness;
•	make investments;
•	create liens;
•	sell assets;
•	engage in transactions with affiliates;
•	restrict the ability of our subsidiaries to make payments, loans, guarantees and transfers of assets or interests in assets;

•	engage in sale-leaseback transactions;
•	effect a merger or consolidation with or into other companies, or a sale of all or substantially all of our properties or assets; and
•	engage in other lines of business.

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

We provide services to our customers in the United States in eighteen states and the District of Columbia, ranging from Maine to Georgia from 42 principal operating locations and 97 depots, 56 of which are owned and 83 of which are leased. As of September 30, 2019, we had a fleet of 1,260 truck and transport vehicles, the majority of which were owned, 1,323 service and 401 support vehicles, the majority of which were leased. Our obligations under our Credit Agreement are secured by liens and mortgages on substantially all of the Company’s and subsidiaries’ real and personal property.

ITEM 3.	LEGAL PROCEEDINGS—LITIGATION

On April 18, 2017, a civil action was filed in the United States District Court for the Eastern District of New York, entitled M. Norman Donnenfeld v. Petro, Inc., Civil Action Number 2:17-cv-2310-JFB-SIL, against Petro, Inc. By amended complaint filed on August 15, 2017, the Plaintiff alleges he did not receive expected contractual benefits under his protected price plan contract when oil prices fell and asserts various claims for relief including breach of contract, violation of the New York General Business Law and fraudulent inducement. The Plaintiff also seeks to have a class certified of similarly situated Petro customers who entered into protected price plan contracts and were denied the same contractual benefits. No class has yet been certified in this action. The Plaintiff seeks compensatory, punitive and other damages in unspecified amounts.  On September 15, 2017, Petro filed a motion to dismiss the amended complaint as time-barred and for failure to state a cause of action.  On September 12, 2018, the district court granted in part and denied in part Petro's motion to dismiss.  The district court dismissed the Plaintiff's claims for breach of the covenant of good faith and fair dealing and fraudulent inducement, but declined to dismiss the Plaintiff's remaining claims.  The district court granted the Plaintiff leave to amend to attempt to replead his fraudulent inducement claim.  On October 10, 2018, the Plaintiff filed a second amended complaint.  The second amended complaint attempts to replead a fraudulent inducement claim and is otherwise substantially similar or identical to the prior complaint.  On November 13, 2018, Petro moved to dismiss the fraudulent inducement and unjust enrichment claims in the second amended complaint.  On January 31, 2019, the court granted the motion and dismissed the fraudulent inducement and unjust enrichment claims with prejudice.  On February 22, 2019, counsel for Petro and the Plaintiff participated in a mediation which, after arms-length negotiations, resulted in a memorandum of understanding to settle the litigation, subject to the completion of confirmatory discovery, negotiation of a final settlement agreement and court approval.  In an order dated March 27, 2019, the district court stayed all discovery deadlines in light of the pending settlement.  On May 6, 2019, the Plaintiff filed an Unopposed Motion for Preliminary Approval of Class Action Settlement which remains pending before the court.  On October 4, 2019, upon consent of all parties, Judge Roslynn R. Mauskopf assigned the action to Magistrate Judge Steve I. Locke for final disposition.  On December 4, 2019, the court granted preliminary approval of the class action settlement.  The anticipated settlement is not an admission of liability or breach to any customers by Petro and the Company continues to believe the allegations lack merit.  If the settlement is not approved or finalized for any reason, the Company will continue to vigorously defend the action; in that case, we cannot assess the potential outcome or materiality of this matter.  At this time we cannot assess the potential outcome or materiality of this matter.

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

	SGU – Common Unit Price Range				Distributions Declared
	High		Low		per Unit
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Year	Year	Year	Year	Year	Year
Quarter Ended	2019	2018	2019	2018	2019	2018
December 31,	$10.00	$11.35	$8.87	$10.07	$0.1175	$0.1100
March 31,	$9.90	$11.10	$9.00	$8.74	$0.1175	$0.1100
June 30,	$10.25	$10.09	$9.31	$9.14	$0.1250	$0.1175
September 30,	$10.14	$10.10	$8.99	$9.21	$0.1250	$0.1175

As of November 30, 2019, there were approximately 227 holders of record of common units.

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

According to the terms of our Partnership Agreement, minimum quarterly distributions on the common units accrue at the rate of $0.0675 per quarter ($0.27 on an annual basis). The information concerning restrictions on distributions required by Item 5 of this Report is incorporated by reference to Note 4. Quarterly Distribution of Available Cash, of the Company’s consolidated financial statements. The Credit Agreement imposes certain restrictions on our ability to pay distributions to unitholders. In order to pay any distributions to unitholders or repurchase Common Units, the Company must maintain Availability (as defined in the Credit Agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is in effect), on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase. (See Note 13 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings and Note 21 of the Notes to the Consolidated Financial Statements – Subsequent Events).

On October 17, 2019, we declared a quarterly distribution of $0.1250 per unit, or $0.50 per unit on an annualized basis, on all Common Units with respect to the fourth quarter of fiscal 2019, paid on November 5, 2019, to holders of record on October 28, 2019. The amount of distributions in excess of the minimum quarterly distribution of $0.0675, were distributed in accordance with our Partnership Agreement, subject to management incentive compensation plan. As a result, $5.9 million was paid to the Common Unit holders, $0.2 million to the general partner unit holders (including $0.2 million of incentive distribution as provided in our Partnership Agreement) and $0.2 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Unit Repurchase Plans and Retirement

Note 5 to the Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the fiscal year ended September 30, 2019 is incorporated into this Item 5 by reference.

ITEM 6.	SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

The selected financial data as of September 30, 2019 and 2018, and for the years ended September 30, 2019, 2018 and 2017 is derived from the financial statements of Star included elsewhere in this Report. The selected financial data as of September 30, 2017, 2016 and 2015 and for the years ended September 30, 2016 and 2015 is derived from the financial statements of Star not included in this Report. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Years Ending September 30,
(in thousands, except per unit data)	2019 (*)	2018	2017	2016	2015
Statement of Operations Data:
Sales	$1,753,872	$1,677,837	$1,323,555	$1,161,338	$1,674,291
Costs and expenses:
Cost of sales	1,266,166	1,214,495	915,056	768,841	1,203,588
(Increase) decrease in the fair value of derivative instruments	25,113	(11,408)	(2,193)	(18,217)	4,187
Delivery and branch expenses	369,033	357,580	306,534	276,493	309,025
Depreciation and amortization expenses	32,901	31,575	27,882	26,530	24,930
General and administrative expenses	28,414	24,227	24,998	23,366	25,908
Multiemployer pension plan withdrawal charge	—	—	—	—	17,796
Finance charge income	(5,105)	(4,700)	(4,054)	(3,079)	(4,756)
Operating income	37,350	66,068	55,332	87,404	93,613
Interest expense, net	11,164	8,716	6,775	7,485	14,059
Amortization of debt issuance costs	1,032	1,288	1,281	1,247	1,818
Loss on redemption of debt	—	—	—	—	7,345
Other income, net	—	(7,043)	—	—	—
Income before income taxes	25,154	63,107	47,276	78,672	70,391
Income tax expense	7,517	7,602	20,376	33,738	32,835
Net income	$17,637	$55,505	$26,900	$44,934	$37,556
Weighted average number of limited partner units:
Basic and diluted	50,814	54,764	55,888	57,022	57,285

(*)	Only fiscal 2019 reflects the adoption of ASU No. 2014-09, Revenue from Contracts with Customers.

	Fiscal Years Ended September 30,
(in thousands, except per unit data)	2019 (*)	2018	2017	2016	2015
Per Unit Data:
Basic and diluted net income per unit (a)	$0.35	$0.89	$0.46	$0.70	$0.59
Cash distribution declared per common unit	$0.485	$0.455	$0.425	$0.395	$0.365
Balance Sheet Data (end of period):
Current assets	$226,830	$256,737	$241,241	$294,858	$271,479
Total assets	$752,706	$729,971	$673,917	$692,111	$685,508
Long-term debt	$120,447	$91,780	$65,717	$75,441	$90,000
Partners’ Capital	$260,840	$309,785	$306,068	$301,493	$289,886
Summary Cash Flow Data:
Net cash provided by operating activities	$97,382	$57,460	$21,058	$101,957	$136,853
Net cash used in investing activities	$(82,166)	$(65,252)	$(66,381)	$(19,631)	$(30,385)
Net cash used in financing activities	$(24,848)	$(30,135)	$(41,157)	$(43,646)	$(54,959)
Other Data:
Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization (EBITDA) (b)	$70,251	$104,686	$83,214	$113,934	$111,198
Adjusted EBITDA (b)	$95,364	$86,235	$81,021	$95,717	$140,526
Retail home heating oil and propane gallons sold	345,480	357,187	316,892	302,517	382,834
Motor fuel and other petroleum products gallons sold	167,350	138,298	112,114	109,526	101,375
Temperatures (warmer) colder than normal (c)	(3.9)%	(4.7)%	(12.4)%	(17.8)%	5.0%

(a)

Net income per unit is computed in accordance with FASB ASC 260-10-45-60 Earnings per Share, Master Limited Partnerships (EITF 03-06). See Note 19. Earnings Per Limited Partner Units, of the consolidated financial statements.

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

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital requirements;
•	EBITDA and Adjusted EBITDA do not reflect the cash necessary to make payments of interest or principal on our indebtedness; and
•	EBITDA and Adjusted EBITDA do not reflect the cash required to pay taxes.

EBITDA and Adjusted EBITDA are calculated for the fiscal years ended September 30 as follows:

(in thousands)	2019 (*)	2018	2017	2016	2015
Net income	$17,637	$55,505	$26,900	$44,934	$37,556
Plus:
Income tax expense	7,517	7,602	20,376	33,738	32,835
Amortization of debt issuance cost	1,032	1,288	1,281	1,247	1,818
Interest expense, net	11,164	8,716	6,775	7,485	14,059
Depreciation and amortization	32,901	31,575	27,882	26,530	24,930
EBITDA from continuing operations	70,251	104,686	83,214	113,934	111,198
(Increase)/decrease in the fair value of derivative instruments	25,113	(11,408)	(2,193)	(18,217)	4,187
Multiemployer pension plan withdrawal charge	—	—	—	—	17,796
Loss on redemption of debt	—	—	—	—	7,345
Other income, net (d)	—	(7,043)	—	—	—
Adjusted EBITDA	95,364	86,235	81,021	95,717	140,526
Add/(subtract)
Income tax expense	(7,517)	(7,602)	(20,376)	(33,738)	(32,835)
Interest expense, net	(11,164)	(8,716)	(6,775)	(7,485)	(14,059)
Multiemployer pension plan withdrawal charge	—	—	—	—	(17,796)
Provision for losses on accounts receivable	9,541	6,283	1,639	(639)	3,738
Decrease (increase) in receivables	10,137	(37,149)	(19,844)	10,965	30,141
(Increase) decrease in inventories	(6,306)	4,177	(10,598)	9,979	4,326
Increase (decrease) in customer credit balances	3,615	(6,563)	(23,085)	6,490	3,992
Change in deferred taxes	(5,126)	14,685	10,134	9,670	(4,101)
Change in other operating assets and liabilities	8,838	6,110	8,942	10,998	22,921
Net cash provided by operating activities	$97,382	$57,460	$21,058	$101,957	$136,853
Net cash used in investing activities	$(82,166)	$(65,252)	$(66,381)	$(19,631)	$(30,385)
Net cash used in financing activities	$(24,848)	$(30,135)	$(41,157)	$(43,646)	$(54,959)

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

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K (this “Report”) includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on our financial performance, the price and supply of the products that we sell, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including climate change, environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, potential cyber-attacks, general economic conditions and new technology. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the heading “Risk Factors” and “Business Strategy.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

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

Liquid Product Price Volatility

Volatility, which is reflected in the wholesale price of liquid products, including home heating oil, propane and motor fuels, has a larger impact on our business when prices rise. Home heating oil consumers are price sensitive to heating cost increases, and this often leads to increased gross customer losses. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces. The price of home heating oil is closely linked to the price of diesel fuel. The volatility in the wholesale cost of diesel fuel as measured by the New York Mercantile Exchange (“NYMEX”), for the fiscal years ending September 30, 2015, through 2019, on a quarterly basis, is illustrated in the following chart (price per gallon):

	Fiscal 2019 (a)		Fiscal 2018		Fiscal 2017		Fiscal 2016		Fiscal 2015
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$1.66	$2.44	$1.74	$2.08	$1.39	$1.70	$1.08	$1.61	$1.85	$2.66
March 31	1.70	2.04	1.84	2.14	1.49	1.70	0.87	1.26	1.62	2.30
June 30	1.78	2.12	1.96	2.29	1.37	1.65	1.08	1.57	1.68	2.02
September 30	1.75	2.08	2.05	2.35	1.45	1.86	1.26	1.53	1.38	1.84

a)	On November 30, 2019, the NYMEX ultra low sulfur diesel contract closed at $1.88 per gallon or $0.09 per gallon lower than the average of $1.97 in Fiscal 2019.

Execution of Fifth Amended and Restated Revolving Asset-based Credit Agreement

On December 4, 2019, the Company refinanced its credit facility agreement and entered into a new fifth amended and restated revolving credit facility agreement with a bank syndicate of eleven participants that enables us to borrow up to $300 million ($450 million during the heating season of December through April of each year) on a revolving line of credit for working capital purposes (subject to certain borrowing base limitations and coverage ratios), provides for a $130 million five-year senior secured term loan, allows for the issuance of up to $25 million in letters of credit, and extends the maturity date of the previous agreement to December 4, 2024. Proceeds from the new term loan were used to repay the $90.0 million outstanding balance of the term loan and $40.0 million of the revolving credit facility borrowings under the old credit facility.  Availability as a result of the new credit agreement increased $40.0 million.

Consistent with the fourth amended and restated revolving credit facility, under the Company’s fifth amended and restated credit agreement, in order to repurchase Common Units we must maintain availability of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase.

Income Taxes

New Federal Income Tax Legislation

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law.  The Tax Reform Act contains several key tax provisions that have impacted the Company, including the reduction of the corporate Federal income tax rate to 21% from 35% effective January 1, 2018. In addition, between September 28, 2017 and December 31, 2022, the Tax Reform Act allows for the full depreciation, in the year acquired, for certain fixed assets purchased in that year (also known as 100% bonus depreciation).

During fiscal 2018, the Company recorded an $11.1 million discrete income tax benefit for the re-measurement of deferred tax assets and liabilities due to the change in the Federal corporate income tax rate on which the deferred taxes are based.  The discrete income tax benefit drove a 12.0% effective income tax rate for the year ended September 30, 2018.  Excluding the $11.1 million benefit recorded to income tax expense, the Company’s combined federal, state, and local effective income tax rate was 29.6% for the year ended September 30, 2018 as compared to 29.9% for the year ended September 30, 2019.

Book versus Tax Deductions

The amount of cash flow generated in any given year depends upon a variety of factors including the amount of cash income taxes required, which will increase as depreciation and amortization decreases. The amount of depreciation and amortization that we deduct for book (i.e., financial reporting) purposes will differ from the amount that the Company can deduct for Federal tax purposes. The table below compares the estimated depreciation and amortization for book purposes to the amount that we expect to deduct for Federal tax purposes, based on currently owned assets. While we file our tax returns based on a calendar year, the amounts below are based on our

September 30 fiscal year, and the tax amounts include any 100% bonus depreciation available for fixed asset purchases.  However, this table does not include any forecast of future annual capital purchases.

Estimated Depreciation and Amortization Expense

(in thousands) Fiscal Year	Book	Tax
2019	$33,927	$42,347
2020	31,475	27,153
2021	26,172	21,213
2022	22,638	19,452
2023	19,368	17,698
2024	15,613	16,675

Weather Hedge Contracts

Weather conditions have a significant impact on the demand for home heating oil and propane because certain customers depend on these products principally for space heating purposes. Actual weather conditions may vary substantially from year to year, significantly affecting the Company’s financial performance. To partially mitigate the adverse effect of warm weather on cash flow, we have used weather hedging contracts for a number of years with several providers.

Under these contracts, we are entitled to a payment if the total number of degree days within the hedge period is less than the ten year average. The “Payment Thresholds,” or strikes, are set at various levels. Conversely, we are obligated to make a payment capped at $5.0 million if degree days exceed the ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year. For fiscal 2019 and 2018, we recorded a charge of $2.1 million and $1.9 million, respectively, for amounts paid under our weather hedge contracts, reflecting colder weather than the ten year average. For fiscal 2020 and 2021, the maximum that the Company can receive annually is $12.5 million and the maximum that it would be obligated to pay annually is $5.0 million.

Per Gallon Gross Profit Margins

We believe home heating oil and propane margins should be evaluated on a cents per gallon basis (before the effects of increases or decreases in the fair value of derivative instruments), as we believe that such per gallon margins are best at showing profit trends in the underlying business, without the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction.

A significant portion of our home heating oil volume is sold to individual customers under an arrangement pre-establishing a ceiling price or fixed price for home heating oil over a set period of time, generally twelve to twenty-four months (“price-protected” customers). When these price-protected customers agree to purchase home heating oil from us for the next heating season, we purchase option contracts, swaps and futures contracts for a substantial majority of the heating oil that we expect to sell to these customers. The amount of home heating oil volume that we hedge per price-protected customer is based upon the estimated fuel consumption per average customer per month. In the event that the actual usage exceeds the amount of the hedged volume on a monthly basis, we may be required to obtain additional volume at unfavorable costs. In addition, should actual usage in any month be less than the hedged volume, our hedging costs and losses could be greater, thus reducing expected margins.

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

Revenue Recognition

Effective October 1, 2018, we adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”).  In accordance with the new revenue standard requirements, our Consolidated Statement of Operations and the Consolidated Balance Sheets were impacted due to (a) a portion of our sales being accounted for as service revenue that was previously accounted for as product revenue; (b) a decrease in revenue as a result of the deferment of certain customer credits that were previously accounted for as delivery and branch expenses and expensed as incurred; and (c) a decrease in delivery and branch expenses for the deferment of commissions provided to Company employees that were previously expensed as incurred.  Refer to Note 3 (Revenue Recognition to the Consolidated Financial Statements) for the impact of the adoption of the revenue recognition accounting standard on our Consolidated Statement of Operations and our Consolidated Balance Sheets, as of and for the twelve months ended September 30, 2019.

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2019			2018			2017
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	26,200	25,400	800	24,700	19,900	4,800	24,300	19,100	5,200
Second Quarter	12,600	22,300	(9,700)	14,100	18,900	(4,800)	13,200	16,400	(3,200)
Third Quarter	7,100	15,900	(8,800)	7,900	16,200	(8,300)	8,000	12,700	(4,700)
Fourth Quarter	13,200	20,600	(7,400)	13,100	19,400	(6,300)	12,400	16,500	(4,100)
Total	59,100	84,200	(25,100)	59,800	74,400	(14,600)	57,900	64,700	(6,800)

	Fiscal Year Ended
	2019			2018			2017
	Gross Customer		Net	Gross Customer		Net	Gross Customer		Net
	Gains	Losses	Gains / (Attrition)	Gains	Losses	Gains / (Attrition)	Gains	Losses	Gains / (Attrition)
First Quarter	5.8%	5.6%	0.2%	5.4%	4.3%	1.1%	5.6%	4.4%	1.2%
Second Quarter	2.8%	5.0%	(2.2)%	3.0%	4.1%	(1.1)%	3.0%	3.7%	(0.7)%
Third Quarter	1.6%	3.5%	(1.9)%	1.7%	3.5%	(1.8)%	1.8%	2.9%	(1.1)%
Fourth Quarter	2.7%	4.2%	(1.5)%	2.9%	4.3%	(1.4)%	2.7%	3.6%	(0.9)%
Total	12.9%	18.3%	(5.4)%	13.0%	16.2%	(3.2)%	13.1%	14.6%	(1.5)%

For fiscal 2019, the Company lost 25,100 accounts (net), or 5.4%, of its home heating oil and propane customer base, compared to 14,600 accounts lost (net), or 3.2%, of its home heating oil and propane customer base, during fiscal 2018. Gross customer gains were 700 less than the prior year’s comparable period, and gross customer losses were 9,800 accounts higher. Gross customer losses exceeded the prior year primarily due to the Company’s decision not to renew certain low margin accounts, along with increased losses due to credit and the price of home heating oil and propane.

For fiscal 2018, the Company lost 14,600 accounts (net), or 3.2%, of our home heating oil and propane customer base, compared to 6,800 accounts lost (net), or 1.5%, of our home heating oil and propane customer base, during the twelve months ended September 30, 2017. Our net customer attrition was worse by 7,800 accounts. While our gross customer gains were 1,900 accounts higher than the prior year’s comparable period, our gross customer losses were 9,700 accounts higher. Gross customer losses exceeded the prior year primarily due to the price of home heating oil and propane, credit issues, and service disruptions.

During fiscal 2019, we estimate that we lost (1.4%) of our home heating oil and propane accounts to natural gas conversions versus (1.3%) for fiscal 2018 and (1.2%) for fiscal 2017. Losses to natural gas in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates. Conversions to natural gas may continue as it remains less expensive than home heating oil on an equivalent BTU basis.

Acquisitions

The timing of acquisitions and the type of products sold by the acquired companies will impact year-over-year comparisons. During fiscal 2019, the Company acquired a liquid product dealer and the assets of a propane dealer and, in January 2019, purchased one of its subcontractors. The subcontractor acquisition had revenue of approximately $11 million during the 12 month period prior to date of acquisition, and Star accounted for approximately 60% of its revenue (any such revenue will be eliminated in consolidation, but the Company will benefit from lower costs related to such revenue).  During fiscal 2018 the Company completed six acquisitions. The following tables detail the Company’s acquisition activity and the volumes sold by each acquired company during the 12-month period prior to the date of acquisition.

(in thousands of gallons)
Fiscal 2019 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Motor Fuel and Other Petroleum Products	Total
1	November	130	—	130
2	January (a)	—	—	—
3	May	13,200	6,772	19,972
		13,330	6,772	20,102

(a)	The business acquired in January did not sell any petroleum products.

(in thousands of gallons)
Fiscal 2018 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Motor Fuel and Other Petroleum Products	Total
1	November	53	75	128
2	November	164	6	170
3	April	7,775	6,567	14,342
4	May	1,573	35,617	37,190
5	August	1,136	135	1,271
6	September	1,730	180	1,910
		12,431	42,580	55,011

Seasonality

The following matters should be considered in analyzing our financial results. The Company’s fiscal year ends on September 30. All references to quarters and years, respectively, in this document are to the fiscal quarters and fiscal years unless otherwise noted. The seasonal nature of our business has resulted, on average, during the last five years, in the sale of approximately 30% of the volume of home heating oil and propane in the first fiscal quarter and 50% of the volume in the second fiscal quarter, the peak heating season. Approximately 25% of the volume of motor fuel and other petroleum products is sold in each of the four fiscal quarters. We generally realize net income during the quarters ending December and March and net losses during the quarters ending June and September. In addition, sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices and other factors.

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

Every ten years, the National Oceanic and Atmospheric Administration (“NOAA”) computes and publishes average meteorological quantities, including the average temperature for the last 30 years by geographical location, and the corresponding degree days. The latest and most widely used data covers the years from 1981 to 2010. Our calculations of “normal” weather are based on these published 30-year averages for heating degree days, weighted by volume for the locations where we have existing operations.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company and its subsidiaries and should be read in conjunction with the historical financial and operating data and Notes thereto included elsewhere in this Annual Report.

Fiscal Year Ended September 30, 2019

Compared to Fiscal Year Ended September 30, 2018

Volume

For fiscal 2019, the retail volume of home heating oil and propane sold decreased by 11.7 million gallons, or 3.3%, to 345.5 million gallons, compared to 357.2 million gallons for fiscal 2018. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for fiscal 2019 were 0.8% colder than fiscal 2018 but 3.9% warmer than normal, as reported by NOAA. For fiscal 2019, net customer attrition for the base business was 5.4%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.”  An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

Heating Oil
(in millions of gallons)	and Propane
Volume - Fiscal 2018	357.2
Acquisitions	10.9
Impact of colder temperatures	2.2
Net customer attrition	(24.2)
Other	(0.6)
Change	(11.7)
Volume - Fiscal 2019	345.5

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers, and commercial/industrial/other customers for fiscal 2019 compared to fiscal 2018:

	Twelve Months Ended
Customers	September 30, 2019	September 30, 2018
Residential Variable	40.6%	42.3%
Residential Price-Protected (Ceiling and Fixed Price)	46.7%	45.3%
Commercial/Industrial/Other	12.7%	12.4%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold increased by 29.1 million gallons, or 21.0%, to 167.4 million gallons for fiscal 2019, compared to 138.3 million gallons for fiscal 2018, largely due to acquisitions.

Product Sales

For fiscal 2019, product sales increased $61.7 million, or 4.4%, to $1.5 billion, compared to $1.4 billion in fiscal 2018, due to an increase in the volume of motor fuel and other petroleum products sold and, to a lesser extent, the impact of higher selling prices of heating oil and propane, albeit at a lower volume. The adoption of ASU No. 2014-09 lowered home heating oil and propane product sales by $11.4 million and reduced home heating oil and propane average selling prices by $0.0331 per gallon due to (a) the new accounting for certain upfront credits given to customers, which reduced revenue by $4.4 million; and (b) the accounting for a portion of sales that are now accounted for as service revenue ($7.0 million).

Installations and Services Sales

For fiscal 2019, installation and service sales increased $14.3 million, or 5.3%, to $287.8 million, compared to $273.5 million for fiscal 2018, as increases relating to acquisitions ($10.9 million), and the adoption of ASU No. 2014-09 ($6.6 million), and a small increase in the base business ($0.3 million) were partially offset by a $3.5 million reduction in revenue due to the sale of the Company’s security business in September 2018.

Cost of Product

For fiscal 2019, cost of product increased $40.7 million, or 4.3%, to $998.6 million, compared to $957.9 million for fiscal 2018, due to an increase in total volume of 3.5% and a $0.0141 per gallon, or 0.7%, increase in wholesale product cost.

Gross Profit—Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe such per gallon margins are best at showing profit trends in the underlying business, without the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for fiscal 2019 increased by $0.0804 per gallon, or 7.0%, to $1.2301 per gallon, from $1.1497 per gallon during fiscal 2018. The home heating oil and propane margin in fiscal 2019 was reduced by $0.0331 cents per gallon from the adoption of ASU No. 2014-09. Going forward, we cannot assume that the per gallon margins realized during fiscal 2019 are sustainable. Product sales and cost of product include home heating oil, propane, motor fuel, other petroleum products and liquidated damages billings.

	Twelve Months Ended
	September 30, 2019		September 30, 2018
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	345.5		357.2
Sales	$1,100.0	$3.1836	$1,084.8	$3.0372
Cost	$675.0	$1.9535	$674.2	$1.8875
Gross Profit	$425.0	$1.2301	$410.6	$1.1497

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	167.4		138.3
Sales	$366.1	$2.1881	$319.6	$2.3105
Cost	$323.6	$1.9340	$283.7	$2.0511
Gross Profit	$42.5	$0.2541	$35.9	$0.2594

Total Product	Amount (in millions)		Amount (in millions)
Sales	$1,466.1		$1,404.4
Cost	$998.6		$957.9
Gross Profit	$467.5		$446.5

For fiscal 2019, total product gross profit increased by $21.0 million, or  4.7%, to $467.5 million, as the impact from higher home heating oil and propane margins ($27.8 million) and an increase in gross profit from motor fuel and other petroleum products ($6.6 million) was partially offset by a decrease in home heating oil and propane volume ($13.4 million). The increase in product gross profit from motor fuel and other petroleum products was largely due to acquisitions.

Cost of Installations and Services

Total installation costs for fiscal 2019 increased by $1.7 million, or 2.2%, to $84.2 million, compared to $82.5 million for fiscal 2018, largely due to acquisitions. Installation costs as a percentage of installation sales for fiscal 2019 and fiscal 2018, were 82.8% and 84.1%, respectively.

Service expense increased by $9.2 million, or 5.3%, to $183.4 million for fiscal 2019, representing 98.5% of service sales, versus $174.2 million, or 99.3% of service sales, for fiscal 2018. This increase was due to acquisition-related service expenses of $6.6 million and a $5.6 million, or 3.2%, increase in the base business due to a greater focus on performing customer heating system checks.  This was partially offset by $3.0 million of reduced service expenses related to the sale of the Company’s security business in September 2018.  We realized a combined gross profit from service and installations of $20.2 million for fiscal 2019 compared to a combined gross profit of $16.8  million for fiscal 2018. The improvement in service and installation gross profit was in part due to the adoption of ASU No. 2014-09, which increased service revenue by $6.6 million.  Management views the service and installation department on a combined basis because many overhead functions cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During fiscal 2019, the change in the fair value of derivative instruments resulted in a $25.1 million charge due to a decrease in the market value for unexpired hedges ($10.6 million) and a $14.5 million charge due to the expiration of certain hedged positions.

During fiscal 2018, the change in the fair value of derivative instruments resulted in an $11.4 million credit as an increase in the market value for unexpired hedges (a $14.9 million credit) was partially offset by a $3.5 million charge due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For fiscal 2019, delivery and branch expenses increased $11.4 million, or 3.2%, to $369.0 million, compared to $357.6 million for fiscal 2018, due to additional costs from acquisitions of $15.5 million that were partially offset by a decrease in the base business of $4.1 million, or 1.1%, driven by the impact of adopting ASU No. 2014-09, which lowered operating expenses by $3.3 million, a $2.1 million decrease in insurance claims expense due in part to the acquisition of one of our subcontractors, and a $1.8 million reduction of other expenses.  These decreases in the base business were partially offset by a $2.8 million increase in bad debt expense due to an increase in customer delinquencies, which also drove an increase in net customer attrition.  Further, in fiscal 2019, the Company spent $4.3 million to support the concierge service program, or $0.3 million higher than in fiscal 2018. This program was greatly curtailed in January 2019.

Depreciation and Amortization Expenses

For fiscal 2019, depreciation and amortization expense increased $1.3 million, or 4.2%, to $32.9 million, compared to $31.6 million for fiscal 2018, largely due to acquisitions.

General and Administrative Expenses

For fiscal 2019, general and administrative expenses increased by $4.2 million or 17.3%, to $28.4 million, from $24.2 million for fiscal 2018, as higher legal and professional expenses of $3.0 million and a $1.5 million charge related to the discontinued use of a tank monitoring system were partially offset by other expense reductions totaling $0.3 million.

Finance Charge Income

For fiscal 2019, finance charge income increased by $0.4 million, or 8.6%, to $5.1 million compared to $4.7 million for fiscal 2018, primarily due to income from increased late customer payment charges.

Interest Expense, Net

For fiscal 2019, net interest expense increased by $2.5 million, or 28.1%, to $11.2 million compared to $8.7 million for fiscal 2018. Interest expense rose by $3.1 million primarily due to an increase in average borrowings of $40.9 million, from $134.9 million during fiscal 2018 to $175.8 million during fiscal 2019, and an increase in the weighted average interest rate from 4.6% during fiscal 2018 to 5.3% during fiscal 2019. The increase in average borrowings of $40.9 million was largely due to funding a portion of the Company’s recent acquisitions and unit repurchases. To hedge against rising interest rates, the Company entered into an interest rate swap in August 2018 to fix the interest rate for $50.0 million, or 50%, of Star’s long term debt. Interest income increased by $0.7 million primarily due to higher cash deposited into our captive insurance company.

Amortization of Debt Issuance Costs

For fiscal 2019, amortization of debt issuance costs decreased by $0.3 million, or 19.9%, to $1.0 million compared to $1.3 million for fiscal 2018 due to lower debt issuance costs associated with the fourth amended and restated credit agreement as compared to the third amended and restated credit agreement.

Other Income, Net

During fiscal 2018, the Company sold its security business to a national dealer and recorded a gain of $7.0 million.  Revenue and gross profit from the security business averaged $3.4 million and $0.1 million, respectively, per year for the three years prior to sale.

Income Tax Expense

For fiscal 2019, the Company’s income tax expense decreased by $0.1 million to $7.5 million, from $7.6 million for fiscal 2018. The lower income versus the prior year was offset by an $11.1 million discrete income tax benefit recorded in fiscal 2018 to reflect the impact of the Tax Reform Act signed into law in December 2017 (which did not recur in fiscal 2019).  The tax reform reduced the Federal statutory income tax rate for corporations from 35% to 21% effective January 1, 2018 and, therefore, the Company’s net deferred tax liability would be realized at a lower statutory tax rate than originally recorded, resulting in a tax benefit to the Company.  The Company’s combined Federal, state, and local effective tax rate increased from 12.0% for fiscal 2018 to 29.9% for fiscal 2019. Excluding the impact of the discrete tax benefit, Star’s combined Federal, state, and local effective income tax rate increased to 29.9% for fiscal 2019 from 29.6% for fiscal 2018.

Net Income

For fiscal 2019, net income decreased $37.9 million, or 68.2%, to $17.6 million due primarily to an unfavorable change in the fair value of derivative instruments of $36.5 million, an increase in net interest expense of $2.5 million and a $7.0 million net gain from the sale of our security business in fiscal 2018 that did not recur in fiscal 2019, which were partially offset by an increase in Adjusted EBITDA of $9.1 million, described below.

Adjusted EBITDA

For fiscal 2019, Adjusted EBITDA increased by $9.1 million, or 10.6%, to $95.4 million. Acquisitions provided $5.4 million of Adjusted EBITDA while, in the base business, Adjusted EBITDA rose by $3.7 million. In the base business, the impact of higher home heating oil and propane margins more than offset a decline in home heating oil and propane volume and an increase in total operating expenses. In fiscal 2019, Adjusted EBITDA was reduced by $10.0 million due to the following items: i) $1.6 million due to the implementation of the ASU No. 2014-09 revenue recognition accounting standard; ii) $3.0 million of legal and professional expenses; iii) a charge of $1.5 million related to the discontinued use of a tank monitoring system; and iv) an Adjusted EBITDA loss of $3.9 million associated with the Company’s concierge program, which was greatly curtailed in January 2019.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provide additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Twelve Months Ended September 30,
(in thousands)	2019	2018
Net income	$17,637	$55,505
Plus:
Income tax expense	7,517	7,602
Amortization of debt issuance cost	1,032	1,288
Interest expense, net	11,164	8,716
Depreciation and amortization	32,901	31,575
EBITDA (a)	70,251	104,686
(Increase) / decrease in the fair value of derivative instruments	25,113	(11,408)
Other income, net	—	(7,043)
Adjusted EBITDA (a)	95,364	86,235

Add / (subtract)
Income tax expense	(7,517)	(7,602)
Interest expense, net	(11,164)	(8,716)
Provision for losses on accounts receivable	9,541	6,283
Decrease (increase) in receivables	10,137	(37,149)
(Increase) decrease in inventories	(6,306)	4,177
Increase (decrease) in customer credit balances	3,615	(6,563)
Change in deferred taxes	(5,126)	14,685
Change in other operating assets and liabilities	8,838	6,110
Net cash provided by operating activities	$97,382	$57,460
Net cash used in investing activities	$(82,166)	$(65,252)
Net cash used in financing activities	$(24,848)	$(30,135)

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

Fiscal Year Ended September 30, 2018

Compared to Fiscal Year Ended September 30, 2017

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within the Form 10-K for the fiscal year ended September 30, 2018 for the fiscal 2017 to fiscal 2018 comparative discussion.

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

During fiscal 2019, cash provided by operating activities increased $39.9 million to $97.4 million, compared to $57.5 million during fiscal 2018.  This reflects a $9.8 million decrease in cash generated from operations primarily due to the non-recurrence in fiscal 2019 of the impact in fiscal 2018 of certain tax planning initiatives and the Tax Reform Act on current income taxes; $57.5 million higher collections of accounts receivables (net of customer credit balances); $22.0 million of decreases in other current and long term assets, the majority related to a reduction in 2019 of a current income receivable established in 2018.  These were partially offset by a $12.6 million unfavorable change in accounts payable due primarily to the timing of inventory purchases, a $10.5 million unfavorable change in inventory (mostly due to a build in product inventory to a level similar to that as of September 30, 2017), and a $6.7 million unfavorable change in current and long term liabilities due in part to a smaller increase in general insurance liabilities in fiscal 2019 compared to the increase in fiscal 2018, and a $1.8 million increase in escheat payments to state authorities.

During fiscal 2018, cash provided by operating activities increased by $36.4 million to $57.5 million, compared to $21.1 million of cash provided by operating activities during fiscal 2017. The $25.2 million increase in cash generated from operations was largely due to the impact of certain tax planning initiatives and the Tax Reform Act on current income taxes and to, a lesser extent, the increase in Adjusted EBITDA.  Cash was used to finance an increase in accounts receivable of $17.3 million due to an increase in selling prices driven by higher product costs and an increase in day’s sales outstanding over a comparative two year period. On a comparative basis, the decline of $16.5 million in cash used due to the change in customer credit balances was largely due to the weather conditions in 2016. Fiscal 2016 was 17.8% warmer than normal and as a result, customers on a budget payment plan built up a credit balance as payments exceeded actual deliveries. Customers used this balance at the end of 2016 to pay for sales in fiscal 2017. To a lesser extent, the same pattern occurred in fiscal 2018 when compared to fiscal 2017 as fiscal 2018 was 4.7% warmer than normal and fiscal 2017 was 12.4% warmer than normal. At the end of fiscal 2017, the Company increased its liquid product inventory to take advantage of market conditions. At

September 30, 2018 inventory levels were reduced to approximately the same quantity of liquid product inventory as of September 30, 2016. As a result of these changes in quantities on hand as well as increases in per gallon product costs, a $14.8 million positive change in cash was provided. In addition, the Company recorded an income tax receivable of $5.8 million at September which was the driver of the increase in other assets.

Investing Activities

Our capital expenditures for fiscal 2019 totaled $11.3 million, as we invested in computer hardware and software ($4.4 million), refurbished certain physical plants ($1.8 million), expanded our propane operations ($2.4 million) and made additions to our fleet and other equipment ($2.7 million).

During fiscal 2019, we deposited $9.5 million into an irrevocable trust to secure certain liabilities for our captive insurance company and another $1.6 million of earnings were reinvested into the irrevocable trust. The cash deposited into the trust is shown on our balance sheet as captive insurance collateral and, correspondingly, reduced cash on our balance sheet. We believe that investments into the irrevocable trust will lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

During fiscal 2019, the Company acquired one of its subcontractors, a liquid product dealer and the assets of a propane dealer for an aggregate purchase price of approximately $60.9 million.  The gross purchase price was allocated $44.7 million to intangible assets and $13.7 million to fixed assets, leaving $2.5 million for working capital.

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

Financing Activities

During fiscal 2019, we paid distributions of $24.8 million to our Common Unit holders and $0.8 million to our General Partner Unit holders (including $0.7 million of incentive distributions as provided in our Partnership Agreement). We borrowed $139.3 million under our revolving credit facility and subsequently repaid $79.3 million. We also repaid $7.5 million of our term loan and repurchased 5.4 million common units for $51.4 million in connection with our unit repurchase plan.

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

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of September 30, 2019 ($4.9 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and reduced from subsequent seasonal reductions in inventory and accounts receivable. As of September 30, 2019, we had $61.5 million in borrowings under our revolving credit facility, $92.5 million under our term loan, and $4.6 million in letters of credit outstanding.

Under the terms of the fourth and fifth amended and restated credit agreements, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 15% of the maximum facility size and a fixed charge coverage ratio of not less than 1.15. We must also maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 4.5 as of December 31st or March 31st. As of September 30, 2019, Availability, as defined in the fourth amended and restated revolving credit facility agreement, was $126.1 million and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for fiscal 2020 are estimated to be approximately $11.1 million, excluding the capital requirements for leased fleet which we currently estimate to be $13.8 million. In addition, we plan to invest approximately $1.7 million in our propane operations. Distributions for fiscal 2020, at the current quarterly level of $0.1250 per unit, would result in aggregate payments of approximately $23.6 million to Common Unit holders, $0.9 million to our General Partner (including $0.8 million of incentive distribution as provided for in our Partnership Agreement) and $0.8 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. Under the terms of our credit facility, our term loan is repayable in quarterly payments of $2.5 million, and, depending on our fiscal 2020 results, we may be required to make an additional payment (see Note 13 - Long-Term Debt and Bank Facility Borrowings). In addition, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no special purpose entities or off balance sheet debt, other than operating leases entered into in the ordinary course of business.

Long-term contractual obligations, except for our long-term debt and New England Teamsters and Trucking Industry Pension Fund withdrawal obligations, are not recorded in our consolidated balance sheet. Non-cancelable purchase obligations are obligations we incur during the normal course of business, based on projected needs. The Company had no capital lease obligations as of September 30, 2019.

The table below summarizes the payment schedule of our contractual obligations at September 30, 2019 (in thousands):

	Payments Due by Fiscal Year
	Total	2020	2021 and 2022	2023 and 2024	Thereafter
Debt obligations (a)	$154,000	$9,000	$26,000	$26,000	$93,000
Operating lease obligations (b)	129,608	24,082	37,562	24,458	43,506
Purchase obligations and other (c)	62,940	14,538	7,492	5,509	35,401
Interest obligations (d)	22,186	11,733	8,019	2,434	—
Long-term liabilities reflected on the balance sheet	1,196	350	700	146	—
	$369,930	$59,703	$79,773	$58,547	$171,907

(a)

Reflects payments due of debt existing as of September 30, 2019, considering the terms of our fifth amended and restated credit agreement.  Excludes potential prepayments resulting from Excess Cash Flow as defined in the aforementioned agreement.

(b)	Represents various operating leases for office space, trucks, vans and other equipment with third parties.
(c)

Represents non-cancelable commitments as of September 30, 2019 for operations such as weather hedge premiums, customer related invoice and statement processing, voice and data phone/computer services, real estate taxes on leased property and our undiscounted future payment obligations to the New England Teamsters and Trucking Industry Pension Fund.

(d)	Reflects interest obligations on our term loan due July 2023 and the unused commitment fee on the revolving credit facility.

Recent Accounting Pronouncements

Refer to Note 2 – Summary of Significant Accounting Policies for discussion regarding the impact of accounting standards that were recently issued but not yet effective, on our consolidated financial statements.

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

Our significant accounting policies are discussed in Note 2 of the Notes to the Consolidated Financial Statements. We believe the following are our critical accounting policies and estimates:

Goodwill and Other Intangible Assets

We calculate amortization using the straight-line method over periods ranging from five to twenty years for intangible assets with finite useful lives based on historical statistics. We use amortization methods and determine asset values based on our best estimates using reasonable and supportable assumptions and projections. Key assumptions used to determine the value of these intangibles include projections of future customer attrition or growth rates, product margin increases, operating expenses, our cost of capital, and corporate income tax rates. For significant acquisitions we may engage a third party valuation firm to assist in the valuation of intangible assets of that acquisition. We assess the useful lives of intangible assets based on the estimated period over which we will receive benefit from such intangible assets such as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. At September 30, 2019, we had $107.7 million of net intangible assets subject to amortization. If lives were shortened by one year, we estimate that amortization for these assets for fiscal 2019 would have increased by approximately $4.5 million.

FASB ASC 350-10-05, Intangibles-Goodwill and Other, requires goodwill to be assessed at least annually for impairment. The Company has one reporting unit and performs its annual assessment at the end of August. As provided for by the standard, we performed qualitative assessments (commonly referred to as Step 0) to evaluate whether it is more-likely-than-not (a likelihood that is more than 50%) that goodwill has been impaired, as a basis to determine whether it is necessary to perform the two-step quantitative impairment test. The Company’s qualitative assessment included a review of factors such as our reporting unit’s market value compared to its carrying value, our short-term and long-term unit price performance, our planned overall business strategy compared to recent financial results, as well as macroeconomic conditions, industry and market considerations, cost factors, and other relevant Company-specific events. In considering the totality of the qualitative factors assessed, based on the weight of evidence it was determined that it was not more-likely-than-not that goodwill was impaired as of August 31, 2019, and as such it was determined that further goodwill testing was not necessary.

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

Fair Values of Derivatives

FASB ASC 815-10-05, Derivatives and Hedging, requires that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. The Company has elected not to designate its derivative instruments as hedging instruments under this guidance, and therefore the change in fair value of the derivative instruments are recognized in our statement of operations.

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

Insurance Reserves

We currently self-insure a portion of workers’ compensation, auto, general liability and medical claims. We establish reserves based upon expectations as to what our ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience, supplemented by a third-party actuary. We periodically evaluate the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2019, we had approximately $74.7 million of net insurance reserves. The ultimate resolution of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material adverse effect on results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At September 30, 2019, we had outstanding borrowings totaling $154.0 million, which are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $1.1 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at September 30, 2019, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $8.3 million to a negative fair market value of ($0.2) million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $5.0 million to a negative fair market value of ($13.5) million.

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

Our general partner’s chief executive officer and our chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of September 30, 2019.

During fiscal 2019, the Company acquired one of its subcontractors and a liquid product dealer for an aggregate purchase price of $60.6 million (collectively the “acquisitions”), which aggregated to total revenues of $25.2 million and total assets of $64.2 million. In reliance on interpretive guidance issued by the SEC staff, management has chosen to exclude the acquisitions from our assessment of the effectiveness of internal control over financial reporting as of September 30, 2019. The acquisitions constituted approximately 1.4% of our total assets and 8.5% of our total revenues, included in the consolidated financial statements as of and for the year ended September 30, 2019. The Company will include our assessment of internal control over financial reporting for the acquisitions in our Annual Report on Form 10-K for our fiscal year ending September 30, 2020.

The effectiveness of our internal control over financial reporting as of September 30, 2019 has been audited by our independent registered public accounting firm, as stated in their report which is included herein.

(c) Change in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Other

Our general partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of our general partner have concluded, as of September 30, 2019, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

As of November 30, 2019, Kestrel Heat and its affiliates owned an aggregate of 500,000 common units, representing 1% of the issued and outstanding common units, and Kestrel Heat owned 325,729 general partner units.

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

Directors and Executive Officers of the General Partner

Directors are appointed for an indefinite term, subject to the discretion of Kestrel. The following table shows certain information for directors and executive officers of the general partner as of November 30, 2019:

Name	Age	Position
Paul A. Vermylen, Jr.	72	Chairman, Director
Jeffrey M. Woosnam	51	President, Chief Executive Officer and Director
Richard F. Ambury	62	Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Jeffrey S. Hammond	57	Chief Operating Officer
Joseph R. McDonald	50	Chief Customer Officer
Henry D. Babcock(1)	79	Director
C. Scott Baxter(1)	58	Director
David M. Bauer(1)	50	Director
Daniel P. Donovan	73	Director
Bryan H. Lawrence	77	Director
William P. Nicoletti (1)	74	Director

(1)	Audit Committee member

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

Jeffrey M. Woosnam. Mr. Woosnam has been President, Chief Executive Officer and a director of Kestrel Heat since March 18, 2019. From May 2014 to March 2019, Mr. Woosnam served as Senior Vice President, Southern Operations. From April 2007 to May 2014, Mr. Woosnam served as Vice President, Southern Operations. From 2006 to 2007, he served as the Director of Operations for Petroleum Heat and Power Company, a subsidiary of the Company. From 1994 to 2006, he held several General Management positions for Petro, Inc. with increasing levels of responsibility.

Mr. Woosnam’s in-depth knowledge of the Company’s business and his substantial experience in the home heating oil industry, among other factors, led the Board to conclude that he should serve as a director of Kestrel Heat.

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

Jeffrey S. Hammond. Mr. Hammond has been Chief Operating Officer of Kestrel Heat since March 18, 2019. From October 2013 to March 2019, he served as Senior Vice President, Northern Operations. From April 2007 to October 2013, Mr. Hammond served as Vice President, Northern Operations. From 2006 to 2007, he served as the Director of Operations for Petro Holdings, Inc., a subsidiary of the Company. From 2004 to 2006, Mr. Hammond served as Director of Planning and Logistics for Petro Holdings, Inc. From 2003 to 2004, he held a General Manager position for Petro Holdings, Inc. Prior to joining the Company in January 2003, Mr. Hammond worked for United Parcel Service for 19 years. While at UPS, he held various management positions in Operations and Industrial Engineering.

Joseph R. McDonald. Mr. McDonald has been Chief Customer Officer of Kestrel Heat since March 18, 2019. From May 2014 to March 2019, he served as Senior Vice President of Sales, Marketing & Retention. From May 2005 to May 2014, Mr. McDonald served as Vice President, Sales and Marketing. From October 2004 to May 2005, he served as the Director of Sales for Petro Holdings, Inc., a subsidiary of the Company. From January 2003 to October 2004, was a Regional Sales Manager for Petro Holdings, Inc

Henry D. Babcock. Mr. Babcock has been a director of Kestrel Heat since April 28, 2006. He is also a director and the former President of The Caumsett Foundation, Inc., a non-profit that supports Caumsett Historic State Park Preserve. Until his retirement in 2010, Mr. Babcock had worked with Train, Babcock Advisors LLC, a private registered investment advisor, since 1976, becoming a Member in 1980. Prior to this, he ran an affiliated venture capital company active in the U.S. and abroad. Mr. Babcock received a BA from Yale University and an MBA from Columbia. He served in the U.S. Army for three years.

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

Mr. Baxter holds a B.S. degree in Economics from Weber State University where he graduated cum laude, and received an MBA degree from the University of Chicago Graduate School of Business. Mr. Baxter also served as an adjunct professor of finance at Columbia University’s Graduate School of Business from 2002 to 2006 and has been on the President’s National Advisory Council for Weber State University since 1996.

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

Daniel P. Donovan. Mr. Donovan has been a director of Kestrel Heat since April 28, 2006. Mr Donovan served as President and Chief Executive Officer on an interim basis from December 23, 2018 to March 18, 2019, served as consultant from March 18, 2019 to April 30, 2019, and served as Chief Executive Officer of Kestrel Heat from May 31, 2007 to September 30, 2013 and had been President from April 28, 2006 to September 30, 2013. From April 28, 2006 to May 30, 2007 Mr. Donovan was also the Chief Operating Officer of Kestrel Heat. Mr. Donovan was the President and Chief Operating Officer of a predecessor general partner, Star Gas LLC (“Star Gas”), from March 2005 until April 28, 2006. From May 2004 to March 2005 he was President and Chief Operating Officer of the Company’s heating oil segment. Mr. Donovan held various management positions with Meenan Oil Co. LP, from January 1980 to May 2004, including Vice President and General Manager from 1998 to 2004. Mr. Donovan worked for Mobil Oil Corp. from 1971 to 1980. His last position with Mobil was President and General Manager of its heating oil subsidiary in New York City and Long Island. Mr. Donovan is a graduate of St. Francis College in Brooklyn, New York and received an M.B.A. from Iona College.

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

Director Independence

Section 303A of the New York Stock Exchange listed company manual provides that limited partnerships are not required to have a majority of independent directors. It is the policy of the Board of Directors that the Board shall at all times have at least three independent directors or such higher number as may be necessary to comply with the applicable federal securities law requirements. For the purposes of this policy, “independent director” has the meaning set forth in Section 10A(m) of the Securities Exchange Act of 1934, as amended, any applicable stock exchange rules and the rules and regulations promulgated in the Partnership governance guidelines available on its website www.stargrouplp.com. The Board of Directors has determined that Messrs. Nicoletti, Babcock, Bauer and Baxter are independent directors.

Meetings of Directors

During fiscal 2019, the Board of Directors of Kestrel Heat met nine times. All directors attended each meeting.

Committees of the Board of Directors

Kestrel Heat’s Board of Directors has one standing committee, the Audit Committee. Its members are appointed by the Board of Directors for a one-year term and until their respective successors are elected. The NYSE corporate governance standards do not require limited partnerships to have a Nominating or Compensation Committee.

Audit Committee

William P. Nicoletti, Henry D. Babcock, David M. Bauer and C. Scott Baxter have been appointed to serve on the Audit Committee, which has adopted an Audit Committee Charter. Mr. Nicoletti serves as chairman of the Audit Committee. A copy of this charter is available on the Company’s website at www.stargrouplp.com or a copy may be obtained without charge by contacting Richard F. Ambury at (203) 328-7310. The Audit Committee reviews the external financial reporting of the Company, selects and engages the Company’s independent registered public accountants and approves all non-audit engagements of the independent registered public accountants.

Members of the Audit Committee may not be employees of Kestrel Heat or its affiliated companies and must otherwise meet the New York Stock Exchange and SEC independence requirements for service on the Audit Committee. The Board of Directors has determined that Messrs. Nicoletti, Babcock, Bauer and Baxter are independent directors in that they do not have any material relationships with the Company (either directly, or as a partner, shareholder or officer of an organization that has a relationship with the Company) and they otherwise meet the independence requirements of the NYSE and the SEC. The Company’s Board of Directors has also determined that at least one member of the Audit Committee, Mr. Nicoletti, meets the SEC criteria of an “audit committee financial expert.” Please see Mr. Nicoletti’s biography under “Directors and Officers of the General Partner” for his relevant experience regarding his qualifications as an “audit committee financial expert.”

During fiscal 2019, the Audit Committee of Kestrel Heat, LLC met six times. All directors attended each meeting.

Reimbursement of Expenses of the General Partner

The general partner does not receive any management fee or other compensation for its management of the Company. The general partner is reimbursed for all expenses incurred on behalf of the Company, including the cost of compensation that are properly allocable to the Company. The Partnership Agreement provides that the general partner shall determine the expenses that are allocable to the Company in any reasonable manner determined by the general partner in its sole discretion. In addition, the general partner and its affiliates may provide services to the Company for which a reasonable fee would be charged as determined by the general partner. There were no reimbursements of the General Partner in fiscal year 2019.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on copies of reports furnished to us, we believe that during fiscal year 2019, all reporting persons complied with the Section 16(a) filing requirements applicable to them.

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

As a limited partnership that is listed on the New York Stock Exchange, we are not required to have a Compensation Committee. Since the Chairman of the general partner and the majority of the Board are not employees, the Board determined that it has adequate independence to act in the capacity of a Compensation Committee to establish and review the compensation our executive officers and directors. The Board is comprised of Paul A. Vermylen Jr. (Chairman), Jeffrey M. Woosnam (President and Chief Executive Officer), Daniel P. Donovan, Henry D. Babcock, David M. Bauer, C. Scott Baxter, Bryan H. Lawrence, and William P. Nicoletti.

Throughout this Report, each person who served as chief executive officer (“CEO”) during fiscal 2019, each person who served as chief financial officer (“CFO”) during fiscal 2019 and the two other most highly compensated executive officers serving at September 30, 2019 (there being no other executive officers) are referred to as the “named executive officers” and are included in the Executive Compensation Table.

In this Compensation Discussion and Analysis, we address the compensation paid or awarded to Messrs. Woosnam, Goldman, Donovan, Ambury, Hammond and McDonald. We refer to these executive officers as our “named executive officers.”

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

Compensation Methodology

The elements of our compensation program for named executive officers are intended to provide a total incentive package designed to drive performance and reward contributions in support of business strategies at the Company. Subject to the terms of employment agreements that have been entered into with the named executive officers, all compensation determinations are discretionary and subject to the decision-making authority of the Board of Directors. We do not use benchmarking as a fixed criterion to determine compensation. Rather, after subjectively setting compensation based on the policies discussed above under “Compensation Philosophy and Policies”, we reviewed the compensation paid to officers holding similar positions at our peer group companies and certain information for privately held companies to obtain a general understanding of the reasonableness of base salaries and other compensation payable to our named executive officers. Our peer group of public companies was comprised of the following companies: Atmos Energy Corporation, Global Partners, L.P., New Jersey Resources Corporation, Sprague Resources, L.P. and Suburban Propane Partners, L.P. We chose these companies because they are engaged in the distribution of energy products like us.

Elements of Executive Compensation

For the fiscal year ended September 30, 2019, the principal components of compensation for the named executive officers were:

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

The majority of the Company’s compensation allocation is weighted towards base salary and annual discretionary profit sharing allocation. In addition, during fiscal 2019, an aggregate of $397,430 was paid to the named executive officers under the terms of the management incentive compensation plan and represented a small portion of the executive compensation that was paid to these officers. If we are successful in increasing the overall level of distributions payable to unitholders, the amounts payable to the named executive officers under the management incentive compensation plan should increase.

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

Base Salary

The Board of Directors establishes base salaries for the named executive officers based on a number of factors, including:

•	the historical salaries for services rendered to the Company and responsibilities of the named executive officer;
•	the salaries of equivalent executive officers at our peer group companies and other data for our industry; and
•	the prevailing levels of compensation and cost of living in the location in which the named executive officer works.

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

There are no set formulas for determining the amount payable to our named executive officers from the profit sharing plan. Factors considered by our CEO and the Board in determining the level of profit sharing allocations generally include, without assigning a particular weight to any factor:

•

whether or not we achieved certain budgeted goals for the year and any material shortfalls or superior performances relative to expectations. Under the plan, no profit sharing was payable with respect to fiscal 2019 unless we achieved actual adjusted EBITDA for fiscal 2019 of at least 70% of the amount of budgeted adjusted EBITDA for fiscal 2019;

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

We believe that the Plan provides a long-term incentive to its participants because it encourages Star’s management to increase available cash for distributions in order to trigger the incentive distributions that are only payable if distributions from available cash exceed certain target distribution levels, with higher amounts of incentive distributions triggered by higher levels of distributions. Such increases are not sustainable on a consistent basis without long-term improvements in our operations. In addition, under certain Plan amendments that were adopted in 2012, the participation points of existing plan participants will vest and become irrevocable over a four year period, provided that the participants continue to be employed by us during the vesting period. We believe that this will help ensure that the Plan participants, which include our named executive officers, will have a continuing personal interest in the success of Star.

The pro rata share payable to each participant under the Plan is based on the number of participation points as described under “Fiscal 2019 Compensation Decisions—Management Incentive Compensation Plan.” The amount paid in Incentive Distributions is governed by the Partnership Agreement and Available Cash (as defined in our Partnership Agreement) is distributed to the holders of our common units and general partner units in the following manner:

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

We distributed $732,239 in Incentive Distributions under the Plan during fiscal 2019, including payments to the named executive officers of approximately $397,430. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its general partner units within the next 12 months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

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

In addition, we have two frozen defined benefit pension plans that were maintained for all eligible employees, including certain executive officers. The present value of accumulated benefits under these frozen defined benefit pension plans for certain executive officers is provided in the table labeled “Pension Plans Pursuant to Which Named Executive Officers Have an Accumulated Benefit But Are Not Currently Accruing Benefits.”

Fiscal 2019 Compensation Decisions

For fiscal 2019, the foregoing elements of compensation were applied as follows

Base Salary

The following table sets forth for each named executive officer who served in such capacity as of October 1, 2019, such officer’s base salary and the percentage increase in base salary over October 1, 2018. Messrs. Woosnam, Hammond, and McDonald became executive officers in March 2019 and the percentage increase reflect their promotions and related increase in responsibilities.  The current base salaries for our named executive officers were determined based upon the factors discussed under the caption “Base Salary.” The average percentage increase in base salary for executives in our peer group was approximately 3.8%.

Name	Salary	Percentage Change From Prior Year
Jeffrey M. Woosnam	$380,000	38.0%
Richard F. Ambury	$423,526	3.0%
Jeffrey S. Hammond	$307,756	12.2%
Joseph R. McDonald	$307,756	10.0%

Annual Discretionary Profit Sharing Allocation

Based on the annual performance reviews for our CEO and named executive officers, the Board approved annual profit sharing allocations as reflected in the “Summary Compensation Table” and notes thereto. For fiscal 2019, the profit sharing amounts reflected in the Summary Compensation Table are 128.2%, 0.1%, 69.4% and 107.9% higher than fiscal 2018 for Messrs. Woosnam, Ambury, Hammond and McDonald, respectively. The increases for Messrs. Woosnam, Hammond and McDonald reflect their promotions to executive officers during the fiscal year and related increase in responsibilities. One of our primary performance measures for profit sharing purpose is Adjusted EBITDA. Adjusted EBITDA increased by $9.1 million, or 10.6%, to $95.4 million for fiscal 2019. For our peer group, the average percentage increase in Adjusted EBITDA was 6.3%, but the average total compensation decreased by 0.4%. Another performance measure is acquisitions, and in fiscal 2019, we completed three acquisitions with an aggregate purchase price of approximately $60.9 million and added approximately 24,000 customers. Messrs. Woosnam, Ambury, Hammond and McDonald were instrumental in the successful integration of these transactions, as well as in managing the Company during the transition period following the death of our former Chief Executive Officer in the first quarter of fiscal 2019.

Management Incentive Compensation Plan

In 2012, under the Plan Amendments adopted by the Board, the number and identity of the Plan participants and their participation points were frozen at the current levels in order to more closely align the interests of Plan participants and unitholders and to give Plan participants a continuing personal interest in our success. The number of participation points that were previously awarded to the named executive officers was based on the length of service and level of responsibility of the named executive and our desire to retain the named executive.

In fiscal 2019, $397,430 was paid to the named executive officers under the Plan as indicated in the following chart:

Name	Points	Percentage	Management Incentive Payments
Jeffrey M. Woosnam	60	5.5%	39,940
Richard F. Ambury	235	21.4%	156,433
Jeffrey S. Hammond	50	4.5%	33,284
Joseph R. McDonald	120	10.9%	79,881
Other Plan Participants (a)	635	57.7%	422,701
Total	1,100	100%	$732,239
(a)

Includes 300 points (27.3%) that were awarded to Mr. Donovan prior to his retirement as the Company’s President and Chief Executive Officer effective September 30, 2013. Includes payments to Dan Donovan and Steve Goldman and his estate.

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

Agreement with Jeffrey M. Woosnam

We entered into an employment agreement with Mr. Woosnam effective as of June 19, 2019. Mr. Woosnam will serve as President and Chief Executive Officer of Kestrel Heat on an at-will basis. The employment agreement provides for one year’s salary as severance if Mr. Woosnam’s employment is terminated without cause or by Mr. Woosnam for good reason.

Change in Control Agreements

Change in control arrangements are included in the employment agreement for Mr. Woosnam, Chief Executive Officer and we have entered into a Change in Control Agreement with Mr. Ambury, Chief Financial Officer. Under the terms of each agreement, if either of these executive officers is terminated within 180 days following a change in control (as defined in the agreement), he will be entitled to a payment equal to two times his base annual salary in the year of such termination plus two times the average amount paid as a bonus and/or as profit sharing during the three years preceding the year of such termination. The term change in control means the present equity owners of Kestrel Heat and their affiliates collectively cease to beneficially own equity interests having the voting power to elect at least a majority of the members of the Board of Directors or other governing board of the general partner or any successor entity. If a change in control were to have occurred and their employment was terminated as of the date of this Report, Mr. Woosnam would have received a payment of $1,248,700 and Mr. Ambury would have received a payment of $1,692,043.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information about the ratio of the annual total compensation, calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K of our CEO, Jeffrey M. Woosnam and the annual total compensation of our median employee. For fiscal 2019, our last completed fiscal year, our CEO’s total compensation was $773,189, versus our median employee compensation of $59,767.  This reflects a CEO pay ratio of 13:1. We identified our median compensation employee by examining total compensation paid for fiscal year 2019 to all individuals, excluding Mr. Woosnam, who were employed by us on September 30, 2019, the last day of our fiscal year based on payroll records. No assumptions, adjustments or estimates were made in respect of total compensation, except that we annualized the compensation of any employee that was not employed with us for all of fiscal year 2019, excluding seasonal and temporary employees.

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

The Board of Directors reviewed and discussed with the Company’s management the Compensation Discussion and Analysis contained in this annual report on Form 10-K. Based on that review and discussion, the Board of Directors recommends that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year ended September 30, 2019.

Paul A. Vermylen, Jr.

Jeffrey M. Woosnam

Henry D. Babcock

David M. Bauer

C. Scott Baxter

Daniel P. Donovan

Bryan H. Lawrence

William P. Nicoletti

Executive Compensation Table

The following table sets forth the annual salary compensation, bonus and all other compensation awards earned and accrued by the named executive officers in the fiscal year.

	Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Bonus	Unit Awards	Option Awards	Non- Equity Incentive Plan Comp.(1)	Change in Pension Value and Nonqualified Deferred Comp. Earnings (2)	All Other Comp.(8)	Total
Steven J. Goldman	2019	$181,298	—	—	—	$—	$—	$42,784	$224,082
Former President and Chief	2018	$465,000	—	—	—	$482,937	$—	$162,574	$1,110,511
Executive Officer (3)	2017	$450,000	—	—	—	$536,060	$—	$135,834	$1,121,894
Daniel P. Donovan	2019	$203,884	—	—	—	$—	$—	$71,852	$275,736
Former Interim President and Chief
Executive Officer (4)
Jeffrey M. Woosnam	2019	$297,769	—	—	—	$388,000	$—	$87,420	$773,189
President and Chief
Executive Officer (5)
Richard F. Ambury	2019	$417,872	—	—	—	$411,317	$58,858	$206,786	$1,094,833
Chief Financial Officer,	2018	$401,400	—	—	—	$410,850	$—	$176,222	$988,472
Treasurer and Executive	2017	$384,079	—	—	—	$445,320	$—	$147,254	$976,653
Vice President
Jeffrey S. Hammond	2019	$292,384	—	—	—	$288,000	$—	$80,727	$661,111
Chief Operating
Officer (6)
Joseph R. McDonald	2019	$294,933	—	—	—	$288,000	$—	$126,747	$709,680
Chief Customer
Officer (7)

(1)	Payable pursuant to the Company’s profit sharing pool, which is described under “Compensation Discussion and Analysis. – Profit Sharing Allocation.”
(2)

We have two frozen defined benefit pension plans that we sometimes refer to in this Report as the Petro defined benefit pension plan and the Meenan defined benefit pension plan, where participants are not accruing additional benefits. Mr. Ambury also participated in a tax-qualified supplemental employee retirement plan which, prior to being frozen in 1997, represented contributions to an employee plan to compensate for a reduction in certain benefits prior to 1997. Included in Mr. Ambury’s amounts for the Change in Pension Value and Nonqualified Deferred Comp. Earnings are $9,455, $0, and $0 for fiscal years 2019, 2018, and 2017 respectively, for the actuarial changes in the value of his frozen supplemental employee retirement plan. The change in all the named executive’s pension values (including the supplemental employee retirement plan) are non-cash, and reflect normal adjustments resulting from changes in discount rates and government mandated mortality tables.

(3)	Mr. Goldman served as President and Chief Executive Officer from 2013 through his death on December 22, 2018.
(4)

On December 23, 2018, Mr. Donovan was appointed to serve as President and Chief Executive Officer on an interim basis. Mr. Donovan resigned from this position effective March 18, 2019 and served as consultant through April 30, 2019. Mr. Donovan currently serves as a member of the Board.

(5)	Mr. Woosnam was appointed President and Chief Executive Officer on March 18, 2019.
(6)	Mr. Hammond was appointed Chief Operating Officer on March 18, 2019.

(7)	Mr. McDonald was appointed Chief Customer Officer on March 18, 2019.
(8)	All other compensation is subdivided as follows:

Name	Management Incentive Compensation Plan	Company Match and Core Contribution to 401(K) Plan	Car Allowance or Monetary Value for Personal Use of Company Owned Vehicle	Total
Steven J. Goldman	$32,361	$—	$10,423	$42,784
Daniel P. Donovan	$55,532	$16,320	$—	$71,852
Jeffrey M. Woosnam	$39,940	$17,243	$30,237	$87,420
Richard F. Ambury	$156,433	$21,553	$28,800	$206,786
Jeffrey S. Hammond	$33,284	$17,063	$30,380	$80,727
Joseph R. McDonald	$79,881	$17,194	$29,672	$126,747

	Grants of Plan-Based Awards
		Estimated Future Payouts Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan			All Other Stocks Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date (1)	Threshold ($)	Target ($) (2)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Option Awards
Jeffrey M.
Woosnam	7/21/09	—	$388,000	—	—	—	—	—	—	—	—
Richard F.
Ambury	7/21/09	—	$411,317	—	—	—	—	—	—	—	—
Jeffrey S.
Hammond	7/21/09	—	$288,000	—	—	—	—	—	—	—	—
Joseph R.
McDonald	7/21/09	—	$288,000	—	—	—	—	—	—	—	—

(1)

On July 21, 2009, the Board of Directors authorized the continuance of the annual profit sharing plan, subject to its power to terminate the plan at any time. Profit sharing allocations are described under “Compensation Philosophy and Policies—Profit Sharing Allocations.”

(2)	The annual profit sharing plan does not provide for thresholds or maximums; the amounts listed represent the actual awards to the named executive officers for fiscal 2019.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercises and Stock Vested

None.

Pension Plans Pursuant to Which Named Executive Officers Have an Accumulated Benefit But Are Not Currently Accruing Benefits

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Richard F. Ambury (1)	Retirement Plan	13	$302,749	$—
	Supplemental Employee Retirement Plan	—	$57,940	$—

(1)

The named executive officer has accumulated benefits in the tax-qualified Petro defined benefit pension plan that was frozen in 1997. Mr. Ambury also participated in a tax-qualified supplemental employee retirement plan which, prior to being frozen in 1997, represented contributions to an employee plan to compensate for a reduction in certain benefits prior to 1997. No other named executives were participants in any of these plans. Each year, the named executive officer’s accumulated benefits are actuarially calculated generally based on the credited years of service and each employee’s compensation at the time the plan was frozen. The present value of these amounts are the present value of a single life annuity generally payable at later or normal retirement age, adjusted for changes in discount rates and government mandated mortality tables. See Note 14—Employee Benefit Plans, to Star’s Consolidated Financial Statements, for the material assumptions applied in quantifying the present value of the accumulated benefits of these frozen plans.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

None.

Potential Payments Upon Termination

If Mr. Woosnam’s employment is terminated for reasons other than for cause or if Mr. Woosnam terminates his employment for good reason, he will be entitled to receive one-year’s salary as severance, except in the case of a termination following a change in control which is discussed above under “Change in Control Agreements.” For 12 months following the termination of his employment, Mr. Woosnam is prohibited from competing with the Company or from becoming involved either as an employee, as a consultant or in any other capacity, in the sale of heating oil or propane on a retail basis.

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

The employment agreements of the foregoing officers also require that they not reveal confidential information of the Company within 12 months following the termination of their employment.

Name	Potential Payments Upon Termination	Potential Payments Following a Change of Control
Jeffrey M. Woosnam	$380,000	$1,248,700
Richard F. Ambury	$423,526	$1,692,043

Compensation of Directors

	Director Compensation Table
Name	Fees Earned or Paid in Cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
Paul A. Vermylen, Jr. (1)	$133,500	—	—	—	$70,939	$69,527	$273,966
Daniel P. Donovan (4)	$43,583	—	—	—	$75,856	$207,281	$326,720
Henry D. Babcock (5)	$89,600	—	—	—	$—	$—	$89,600
David M. Bauer (5)	$81,333	—	—	—	$—	$—	$81,333
C. Scott Baxter (5)	$91,100	—	—	—	$—	$—	$91,100
Bryan H. Lawrence (6)	$—	—	—	—	$—	$—	$—
William P. Nicoletti (7)	$102,783	—	—	—	$—	$—	$102,783

(1)	Mr. Vermylen is non-executive Chairman of the Board.
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
(4)

The amount included for Mr. Donovan in all other compensation represents $144,170 for amounts paid to him under the management incentive compensation plan, and $63,111 for pension payments. Excludes amounts reported for Mr. Donovan in the Executive Compensation Table.

(5)	Mr. Babcock, Mr. Bauer and Mr. Baxter are Audit Committee members.
(6)	Mr. Lawrence has chosen not to receive any fees as a director of the general partner of Star.
(7)	Mr. Nicoletti is Chairman of the Audit Committee.

Each non-management director receives an annual fee of $59,000 plus $1,500 for each regular and telephonic meeting attended. The Chairman of the Audit Committee receives an annual fee of $23,600 while other Audit Committee members receive an annual fee of $11,800. Each member of the Audit Committee receives $1,500 for every regular and telephonic meeting attended. The non-executive Chairman of the Board receives an annual fee of $120,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership as of November 30, 2019 of common units and general partner units by:

(1) Kestrel and certain beneficial owners;

(2) each of the named executive officers and directors of Kestrel Heat;

(3) all directors and executive officers of Kestrel Heat as a group; and

(4) each person the Company knows to hold 5% or more of the Company’s units.

Except as indicated, the address of each person is c/o Star Group, L.P. at 9 West Broad, Street, Suite 310, Stamford, Connecticut 06902.

	Common Units		General Partner Units
Name	Number	Percentage	Number	Percentage
Kestrel (a)	500,000	*	325,729	100.00%
Paul A. Vermylen, Jr. (b)	1,274,512	2.70%
Henry D. Babcock (c)	104,121	*
William P. Nicoletti	35,506	*
Bryan H. Lawrence (d)	1,101,848	2.33%
C. Scott Baxter	—	—
David M. Bauer (e)	1,254,662	2.66%
Daniel P. Donovan	15,900	*
Richard F. Ambury	32,890	*
Joseph R. McDonald	4,500	*
Jeffrey M. Woosnam	—	—
Jeffrey S. Hammond	—	—
All officers and directors and Kestrel Heat, LLC as a group (12 persons)	4,323,939	9.16%	325,729	100.00%
FMR, LLC (f)	3,505,473	7.43%
Bandera Partners, LLC (g)	2,936,276	6.22%

(a)	Includes 500,000 Common Units and 325,729 general partner units owned by Kestrel Heat.
(b)

Includes 210,281 Common Units held by The Robin C. Vermylen 2016 Irrevocable Trust, with respect to which Mr. Vermylen is a trustee of the trust and Mr. Vermylen’s spouse is a beneficiary of the trust; and 210,281 Common Units held by The Paul A. Vermylen, Jr. 2015 Irrevocable Trust, with respect to which Mr. Vermylen is a beneficiary of the trust and is the settlor of the trust.

(c)	Includes 15,000 Common Units owned by White Hill Trust, with respect to which Mr. Babcock’s sister-in-law and stepson are the trustees and Mr. Babcock’s wife is the primary beneficiary.
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

(f)	According to a Form 13F filed by FMR, LLC with the SEC on November 13, 2019.
(g)	According to a Form 13F filed by Bandera Partners, LLC with the SEC on November 13, 2019.
*	Amount represents less than 1%.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

For the years ended September 30, 2019, 2018, and 2017, Star had no related party transactions or agreements pursuant to Item 404 of Regulation S-K.

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

The following table represents the aggregate fees for professional audit services rendered by KPMG LLP including fees for the audit of our annual financial statements for the fiscal years 2019 and 2018, and for fees billed and accrued for other services rendered by KPMG LLP (in thousands).

	2019	2018
Audit Fees (1)	$2,123	$2,064
Audit Related	80	—
Tax Fees (2)	292	538
Total Fees	$2,495	$2,602

(1)	Audit fees were for professional services rendered in connection with audits and quarterly reviews of the consolidated financial statements of the Company.
(2)	Tax fees related to services for tax consulting and tax compliance.

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

10.17

Amended and Restated First Amendment and Waiver to the Fourth Amended and Restated Credit Agreement, dated as of March 12, 2019 (Incorporated by reference to an exhibit to Registrant’s Current Report on Form 8-K dated March 15, 2019.)

10.18

Unit Purchase Agreement, dated as of February 15, 2019, between the Company and Cat Rock Capital Management, L.P. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated May 1, 2019.)

10.19

Letter Agreement, dated as of June 19, 2019, between the Company and Jeffrey M. Woosnam regarding employment (Incorporated by reference to an exhibit to Registrant’s Current Report on Form 8-K dated June 21, 2019.)

10.20

Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of June 17, 2019 (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated July 31, 2019.)

10.21*	Unit Purchase Agreement, dated as of September 12, 2019, between the Company and Cat Rock Capital Management, L.P. (Filed herewith.)

10.22*	Fifth Amended and Restated Credit Agreement, dated as of December 4, 2019 (Filed herewith.)

10.23*	Fifth Amended and Restated Pledge and Security Agreement, dated as of December 4, 2019 (Filed herewith.)

14	Code of Business Conduct and Ethics (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 14, 2014.)

21*	Subsidiaries of the Registrant (Filed herewith.)

31.1*	Certification of Chief Executive Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed Herewith
†	Employee compensation plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the general partner has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 5th day of December, 2019:

STAR GROUP, L.P.

By:	KESTREL HEAT, LLC (General Partner)
By:	/s/ Jeffrey M. Woosnam
Jeffrey M. Woosnam
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Jeffrey M. Woosnam	President and Chief Executive Officer and Director Kestrel Heat, LLC	December 5, 2019
Jeffrey M. Woosnam

/s/ Richard F. Ambury	Chief Financial Officer, Executive Vice President, Treasurer and Secretary (Principal	December 5, 2019
Richard F. Ambury	Financial Officer) Kestrel Heat, LLC

/s/ Cory A. Czekanski	Vice President—Controller (Principal Accounting Officer) Kestrel Heat, LLC	December 5, 2019
Cory A. Czekanski

/s/ Paul A. Vermylen, Jr.	Non-Executive Chairman of the Board and Director Kestrel Heat, LLC	December 5, 2019
Paul A. Vermylen, Jr.

/s/ Henry D. Babcock	Director Kestrel Heat, LLC	December 5, 2019
Henry D. Babcock

/s/ C. Scott Baxter	Director Kestrel Heat, LLC	December 5, 2019
C. Scott Baxter

/s/ David M. Bauer	Director Kestrel Heat, LLC	December 5, 2019
David M. Bauer

/s/ Daniel P. Donovan	Director Kestrel Heat, LLC	December 5, 2019
Daniel P. Donovan

/s/ Bryan H. Lawrence	Director Kestrel Heat, LLC	December 5, 2019
Bryan H. Lawrence

/s/ William P. Nicoletti	Director Kestrel Heat, LLC	December 5, 2019
William P. Nicoletti

STAR GROUP, L.P. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page
Part II Financial Information:
Item 8—Financial Statements
Report of Independent Registered Public Accounting Firm	F-2 – F-3
Consolidated Balance Sheets as of September 30, 2019 and September 30, 2018	F-4
Consolidated Statements of Operations for the years ended September 30, 2019, September 30, 2018 and September 30, 2017	F-5
Consolidated Statements of Comprehensive Income for the years ended September 30, 2019, September 30, 2018 and September 30, 2017	F-6
Consolidated Statements of Partners’ Capital for the years ended September 30, 2019, September 30, 2018 and September 30, 2017	F-7
Consolidated Statements of Cash Flows for the years ended September 30, 2019, September 30, 2018 and September 30, 2017	F-8
Notes to Consolidated Financial Statements	F-10 – F-43
Schedules for the years ended September 30, 2019, September 30, 2018 and September 30, 2017
I. Condensed Financial Information of Registrant	F-44 – F-46
II. Valuation and Qualifying Accounts	F-47

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes therein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Kestrel Heat, LLC and the Unitholders of Star Group, L.P.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Star Group, L.P. and Subsidiaries (the Partnership) as of September 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the years in the three-year period ended September 30, 2019, and the related notes and financial statement schedules I and II (collectively, the consolidated financial statements). We also have audited the Partnership’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019 based on criteria established in Internal Control –

Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Partnership acquired one of its subcontractors and a liquid product dealer during fiscal 2019, and management excluded from its assessment of the effectiveness of the Partnership’s internal control over financial reporting as of September 30, 2019 internal control over financial reporting associated with total assets of $64.2 million and total revenues of $25.2 million included in the consolidated financial statements of the Partnership as of and for the year ended September 30, 2019.  The acquisitions constituted approximately 1.4% of total assets and 8.5% of total revenues included in the consolidated financial statements as of and for the year ended September 30, 2019.  Our audit of internal control over financial reporting of the Partnership also excluded an evaluation of the internal control over financial reporting of these acquisitions.

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

Stamford, Connecticut
December 5, 2019

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$4,899	$14,531
Receivables, net of allowance of $8,378 and $8,002, respectively	120,245	132,668
Inventories	64,788	56,377
Fair asset value of derivative instruments	—	17,710
Prepaid expenses and other current assets	36,898	35,451
Total current assets	226,830	256,737
Property and equipment, net	98,239	87,618
Goodwill	244,574	228,436
Intangibles, net	107,688	98,444
Restricted cash	250	250
Captive insurance collateral (1)	58,490	45,419
Deferred charges and other assets, net	16,635	13,067
Total assets	$752,706	$729,971
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$33,973	$35,796
Revolving credit facility borrowings	24,000	1,500
Fair liability value of derivative instruments	8,262	-
Current maturities of long-term debt	9,000	7,500
Accrued expenses and other current liabilities	120,839	116,436
Unearned service contract revenue	61,213	60,700
Customer credit balances	68,270	61,256
Total current liabilities	325,557	283,188
Long-term debt (2)	120,447	91,780
Deferred tax liabilities, net	20,116	21,206
Other long-term liabilities	25,746	24,012
Partners’ capital
Common unitholders	279,709	329,129
General partner	(1,968)	(1,303)
Accumulated other comprehensive loss, net of taxes	(16,901)	(18,041)
Total partners’ capital	260,840	309,785
Total liabilities and partners’ capital	$752,706	$729,971

(1)	See Note 2 – Summary of Significant Accounting Policies - Captive Insurance Collateral.
(2)	See Note 21 – Subsequent Events.

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
(in thousands, except per unit data)	2019	2018	2017
Sales:
Product	$1,466,045	$1,404,370	$1,065,076
Installations and services	287,827	273,467	258,479
Total sales	1,753,872	1,677,837	1,323,555
Cost and expenses:
Cost of product	998,559	957,843	675,386
Cost of installations and services	267,607	256,652	239,670
(Increase) decrease in the fair value of derivative instruments	25,113	(11,408)	(2,193)
Delivery and branch expenses	369,033	357,580	306,534
Depreciation and amortization expenses	32,901	31,575	27,882
General and administrative expenses	28,414	24,227	24,998
Finance charge income	(5,105)	(4,700)	(4,054)
Operating income	37,350	66,068	55,332
Interest expense, net	(11,164)	(8,716)	(6,775)
Amortization of debt issuance costs	(1,032)	(1,288)	(1,281)
Other income, net (1)	—	7,043	—
Income before income taxes	25,154	63,107	47,276
Income tax expense	7,517	7,602	20,376
Net income	$17,637	$55,505	$26,900
General Partner’s interest in net income	95	314	156
Limited Partners’ interest in net income	$17,542	$55,191	$26,744
Basic and diluted income per Limited Partner Unit (2):	$0.35	$0.89	$0.46
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	50,814	54,764	55,888

(1)	See Note 2 – Summary of Significant Accounting Policies - Other Income, Net.
(2)	See Note 19 - Earnings Per Limited Partner Units.

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
(in thousands)	2019	2018	2017
Net income	$17,637	$55,505	$26,900
Other comprehensive income:
Unrealized gain on pension plan obligation (1)	1,170	2,075	3,356
Tax effect of unrealized gain on pension plan obligation	(320)	(625)	(1,359)
Unrealized gain (loss) on captive insurance collateral	2,231	(1,204)	—
Tax effect of unrealized gain (loss) on captive insurance collateral	(473)	254	—
Unrealized gain (loss) on interest rate hedge	(1,993)	39	—
Tax effect of unrealized gain (loss) on interest rate hedge	525	(10)	—
Total other comprehensive income	1,140	529	1,997
Total comprehensive income	$18,777	$56,034	$28,897

(1)	These items are included in the computation of net periodic pension cost. See Note 14 - Employee Benefit Plans.

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

Years Ended September 30, 2019, 2018 and 2017

	Number of Units
(in thousands)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2016	55,888	326	$322,771	$(516)	$(20,762)	$301,493
Net income			26,744	156	—	26,900
Unrealized gain on pension plan obligation (1)			—	—	3,356	3,356
Tax effect of unrealized gain on pension plan obligation			—	—	(1,359)	(1,359)
Distributions (2)			(23,753)	(569)	—	(24,322)
Retirement of units (3)			—	—	—	—
Balance as of September 30, 2017	55,888	326	$325,762	$(929)	$(18,765)	$306,068
Reclassification of stranded tax effects resulting from tax reform			(195)	—	195	—
Net income			55,191	314	—	55,505
Unrealized gain on pension plan obligation (1)			—	—	2,075	2,075
Tax effect of unrealized gain on pension plan obligation			—	—	(625)	(625)
Unrealized loss on captive insurance collateral			—	—	(1,204)	(1,204)
Tax effect of unrealized loss on captive insurance collateral			—	—	254	254
Unrealized gain on interest rate hedge			—	—	39	39
Tax effect of unrealized gain on interest rate hedge			—	—	(10)	(10)
Distributions (2)			(24,915)	(688)	—	(25,603)
Retirement of units (3)	(2,800)		(26,714)	—	—	(26,714)
Balance as of September 30, 2018	53,088	326	$329,129	$(1,303)	$(18,041)	$309,785
Impact of adoption of ASU No. 2014-09			9,164	60	—	9,224
Net income			17,542	95	—	17,637
Unrealized gain on pension plan obligation (1)			—	—	1,170	1,170
Tax effect of unrealized gain on pension plan obligation			—	—	(320)	(320)
Unrealized gain (loss) on captive insurance collateral			—	—	2,231	2,231
Tax effect of unrealized gain (loss) on captive insurance collateral			—	—	(473)	(473)
Unrealized gain (loss) on interest rate hedge			—	—	(1,993)	(1,993)
Tax effect of unrealized gain (loss) on interest rate hedge			—	—	525	525
Distributions (2)			(24,773)	(820)	—	(25,593)
Retirement of units (3)	(5,403)		(51,353)	—	—	(51,353)
Balance as of September 30, 2019	47,685	326	$279,709	$(1,968)	$(16,901)	$260,840

(1)	These items are included in the computation of net periodic pension cost. See Note 14 - Employee Benefit Plans.
(2)	See Note 4 - Quarterly Distributions of Available Cash.
(3)	See Note 5 - Common Unit Repurchase Plans and Retirement.

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2019	2018	2017
Cash flows provided by (used in) operating activities:
Net income	$17,637	$55,505	$26,900
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	25,113	(11,408)	(2,193)
Depreciation and amortization	33,933	32,863	29,163
Provision (recovery) for losses on accounts receivable	9,541	6,283	1,639
Change in deferred taxes	(5,126)	14,685	10,134
Gain on sale of security business (1)	—	(7,043)	—
Changes in operating assets and liabilities net of amounts related to acquisitions:
Decrease (increase) in receivables	10,137	(37,149)	(19,844)
(Increase) decrease in inventories	(6,306)	4,177	(10,598)
Decrease (increase) in other assets	10,146	(11,924)	(140)
(Decrease) increase in accounts payable	(2,918)	9,703	2,169
Increase (decrease) in customer credit balances	3,615	(6,563)	(23,085)
Increase in other current and long-term liabilities	1,610	8,331	6,913
Net cash provided by operating activities	97,382	57,460	21,058
Cash flows provided by (used in) investing activities:
Capital expenditures	(11,301)	(13,590)	(12,164)
Proceeds from sales of fixed assets	1,097	503	734
Proceeds from sale of security business (1)	—	6,824	—
Purchase of investments (2)	(11,058)	(35,242)	(11,647)
Acquisitions	(60,904)	(23,747)	(43,304)
Net cash used in investing activities	(82,166)	(65,252)	(66,381)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	139,331	161,604	—
Revolving credit facility repayments	(79,331)	(160,104)	—
Proceeds from term loan	—	100,000	—
Loan repayments	(7,500)	(76,300)	(16,200)
Distributions	(25,593)	(25,603)	(24,322)
Unit repurchases	(51,353)	(26,714)	-
Customer retainage payments	(357)	(918)	(575)
Payments of debt issuance costs	(45)	(2,100)	(60)
Net cash used in financing activities	(24,848)	(30,135)	(41,157)
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,632)	(37,927)	(86,480)
Cash, cash equivalents and restricted cash at beginning of period	14,781	52,708	139,188
Cash, cash equivalents and restricted cash at end of period	$5,149	$14,781	$52,708

(1)	See Note 2 – Summary of Significant Accounting Policies - Other income, net.
(2)	See Note 2 – Summary of Significant Accounting Policies – Captive Insurance Collateral.

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

The Company is organized as follows:

•

Star is a limited partnership, which at September 30, 2019, had outstanding 47.7 million Common Units (NYSE: “SGU”), representing a 99.3% limited partner interest in Star, and 0.3 million general partner units, representing a 0.7% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation, that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast, Central and Southeast U.S. region retail distributor of home heating oil and propane that at September 30, 2019 served approximately 453,000 full service residential and commercial home heating oil and propane customers and 56,000 customers on a delivery only basis. We also sell gasoline and diesel fuel to approximately 27,000 customers. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including approximately 17,000 service contracts for natural gas and other heating systems.

•

Petroleum Heat and Power Co., Inc. (“PH&P”) is a wholly owned subsidiary of Star. PH&P is the borrower and Star is the guarantor of the fourth amended and restated credit agreement’s $100 million five-year senior secured term loan and the $300 million ($450 million during the heating season of December through April of each year) revolving credit facility, both due July 2, 2023. (See Note 13—Long-Term Debt and Bank Facility Borrowings). In December 2019, the Company refinanced its five-year term loan and the revolving credit facility with the execution of the fifth amended and restated revolving credit facility agreement. (See Note 13—Long-Term Debt and Bank Facility Borrowings and Note 21—Subsequent Events).

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

Revenue Recognition

Refer to Note 3 – Revenue Recognition for revenue recognition accounting policies.  Sales of petroleum products are recognized at the time of delivery to the customer and sales of heating and air conditioning equipment are recognized upon completion of installation. Revenue from repairs, maintenance and other services are recognized upon completion of the service. Payments received from customers for equipment service contracts are deferred and amortized into income over the terms of the respective service contracts, on a straight-line basis, which generally do not exceed one year. To the extent that the Company anticipates that future costs for fulfilling its contractual obligations under its service maintenance contracts will exceed the amount of deferred revenue currently attributable to these contracts, the Company recognizes a loss in current period earnings equal to the amount that anticipated future costs exceed related deferred revenues.

Cost of Product

Cost of product includes the cost of home heating oil, diesel, propane, kerosene, gasoline, throughput costs, barging costs, option costs, and realized gains/losses on closed derivative positions for product sales.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. At September 30, 2019, the $5.1 million of cash, cash equivalents, and restricted cash on the consolidated statement of cash flows is comprised of $4.9 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2018, the $14.8 million of cash, cash equivalents, and restricted cash on the consolidated statement of cash flows is comprised of $14.5 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

Receivables and Allowance for Doubtful Accounts

Accounts receivables from customers are recorded at the invoiced amounts. Finance charges may be applied to trade receivables that are more than 30 days past due, and are recorded as finance charge income.

The allowance for doubtful accounts is the Company’s estimate of the amount of trade receivables that may not be collectible. The allowance is determined at an aggregate level by grouping accounts based on certain account criteria and its receivable aging. The allowance is based on both quantitative and qualitative factors, including historical loss experience, historical collection patterns, overdue status, aging trends, and current economic conditions. The Company has an established process to periodically review current and past due trade receivable balances to determine the adequacy of the allowance. No single statistic or measurement determines the adequacy of the allowance. The total allowance reflects management’s estimate of losses inherent in its trade receivables at the balance sheet date. Different assumptions or changes in economic conditions could result in material changes to the allowance for doubtful accounts.

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

Captive Insurance Collateral

The captive insurance collateral is held by our captive insurance company in an irrevocable trust as collateral for certain workers’ compensation and automobile liability claims incurred and expected to be incurred from fiscal 2004 to fiscal 2019.  The collateral is required by a third party insurance carrier that insures per claim amounts above a set deductible. Due to the expected timing of claim payments, the nature of the collateral agreement with the carrier, and our captive insurance company’s source of other operating cash, the collateral is not expected to be used to pay obligations within the next twelve months.

At September 30, 2019, captive insurance collateral is comprised of $58.0 million of Level 1 debt securities measured at fair value and $0.5 million of mutual funds measured at net asset value.  At September 30, 2018, the balance was comprised of $44.8 million of Level 1 debt securities measured at fair value and $0.6 million of mutual funds measured at net asset value. Unrealized gains and losses, net of related income taxes, are reported as accumulated other comprehensive income (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in Interest expense, net, at which time the average cost basis of these securities are adjusted to fair value.

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

Other Income, Net

Other income, net represents the $7.0 million gain on the sale of the Company’s security customer account base, which occurred in fiscal 2018.  The gain is comprised of $6.8 million of cash proceeds and $0.4 million from the recognition of unamortized deferred service liabilities, partially offset by $0.2 million of other expenses.

Deferred Charges

Deferred charges represent the costs associated with the issuance of the term loan and revolving credit facility and are amortized over the life of the facility.

Advertising

Advertising costs are expensed as they are incurred. Advertising expenses were $14.3 million, $15.1 million, and $15.1 million, in 2019, 2018, and 2017, respectively and are recorded in delivery and branch expenses.

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

As of September 30, 2019 the Company has weather hedge contracts for fiscal years 2020 and 2021.  Under these contracts, we are entitled to receive a payment if the total number of degree days within the hedge period is less than the prior ten year average. The “Payment Thresholds,” or strikes, are set at various levels. In addition, we will be obligated to make a payment capped at $5.0 million if degree days exceed the prior ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year.  For fiscal 2020 and 2021 the maximum that the Company can receive annually is $12.5 million and the maximum that the Company would be obligated to pay annually is $5.0 million.  In fiscal years 2019 and 2018, the Company recorded a charge of $2.1 million and $1.9 million, respectively, under weather hedge contracts that increased delivery and branch expenses. The amounts were paid in April 2019 and 2018, respectively.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB has also issued several updates to ASU No. 2014-09. The Company adopted ASU

No. 2014-09 effective October 1, 2018 by using the modified retrospective method and recognized the cumulative effect of initially applying ASU No. 2014-09 as an adjustment to the opening balance of Partners’ Capital at October 1, 2018. The historical periods have not been adjusted and continue to be reported under ASC No. 605, Revenue Recognition.  We have applied the guidance in ASU No. 2014-09 retrospectively to all contracts and have elected not to account for significant financing components if the period between revenue recognition and when the customer pays for product, service, or equipment installation will be one year or less.  See further detail on the impact of the adoption on our consolidated balance sheet and statement of operations as of and for the twelve months ended September 30, 2019 at Note 3 – Revenue Recognition.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The update requires all leases with a term greater than twelve months to be recognized on the balance sheet by calculating the discounted present value of such leases and accounting for them through a right-of-use asset and an offsetting lease liability, and the disclosure of key information pertaining to leasing arrangements. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2020.  The Company is continuing to evaluate the effect that ASU No. 2016-02 could have on its consolidated financial statements and related disclosures and plans to adopt using the modified retrospective transition approach for leases that exist in the period of adoption and recognize the cumulative effect of initially applying ASU No. 2016-02 as an adjustment to the opening balance of Partners’ Capital at October 1, 2019.  As of the date of adoption, the Company expects to elect the package of practical expedients that permit the Company to forego reassessing the Company’s prior conclusions about (i) lease identification, (ii) lease classification, and (iii) initial direct costs. The Company also plans to elect a practical expedient to not separate non-lease components from the lease components.  The new guidance will materially change how we account for operating leases for office space, trucks and other equipment. Upon adoption, we expect to recognize discounted right-of-use assets and lease liabilities between $100 million and $120 million.  We do not expect a material adjustment to the opening balance of Partners’ Capital at October 1, 2019. These assets and liabilities will be amortized as the respective leases amortize.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which will align the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2022, with early adoption permitted. The Company is evaluating the effect that ASU No. 2018-15 will have on its consolidated financial statements and related disclosures, but has not determined the timing of adoption.

3) Revenue Recognition

Effective October 1, 2018 we adopted the requirements of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The adoption was not material to the financial statements presented. In accordance with the new revenue standard requirements, our Consolidated Statement of Operations and the Consolidated Balance Sheet were impacted due to: i) the deferment of commissions provided to Company employees that were previously expensed as incurred, ii) the deferment of certain upfront credits provided to customers upon entering into a new annual product or service contract as contra-revenue that were previously expensed as incurred and recorded as delivery and branch expense, and iii) the allocation of transaction price of the combination of certain contracts that were previously accounted for as separate contracts that impacts the classification of revenue and timing of revenue recognition.  The impact of adoption on our Consolidated Balance Sheet and Consolidated Statement of Operations, as of and for the year ended September 30, 2019 was as follows (in thousands):

	For the Year Ended September 30, 2019
Statement of Operations	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Sales:
Product	$1,466,045	$1,477,488	$(11,443)
Installations and services	287,827	281,249	6,578
Total Sales	1,753,872	1,758,737	(4,865)
Cost and Expenses:
Delivery and branch expenses	369,033	372,290	(3,257)
Operating income (loss)	37,350	38,958	(1,608)
Income (loss) before income taxes	25,154	26,762	(1,608)
Income tax expense (benefit)	7,517	7,998	(481)
Net income (loss)	$17,637	$18,764	$(1,127)
General Partner's interest in net income (loss)	95	101	(6)
Limited Partner's interest in net income (loss)	$17,542	$18,663	$(1,121)

Basic and diluted income (loss) per Limited Partner Unit	$0.35	$0.37	$(0.02)

	September 30, 2019
Balance Sheet	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Prepaid expenses and other current assets	$36,898	$31,442	$5,456
Deferred charges and other assets, net	$16,635	$10,707	$5,928
Liabilities
Accrued expenses and other current liabilities	$120,839	$120,818	$21
Deferred tax liabilities, net	$20,116	$16,850	$3,266
Partners' capital
Common unitholders	$279,709	$271,666	$8,043
General partner	$(1,968)	$(2,022)	$54

The following disaggregates our revenue by major sources for the year ended September 30, 2019 and September 30, 2018:

	Years Ended September 30,
(in thousands)	2019	2018	2017
Petroleum Products:
Home heating oil and propane	$1,099,874	$1,084,827	$854,067
Motor fuel and other petroleum products	366,172	319,543	211,009
Total petroleum products	1,466,045	1,404,370	1,065,076
Installations and Services:
Equipment installations	101,709	98,064	94,961
Equipment maintenance service contracts	120,138	111,361	105,565
Billable call services	65,980	64,042	57,953
Total installations and services	287,827	273,467	258,479
Total Sales	$1,753,872	$1,677,837	$1,323,555

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

Contract Costs

We have elected to recognize incremental costs of obtaining a contract, other than new residential product and equipment maintenance service contracts, as an expense when incurred when the amortization period of the asset that we otherwise would have recognized is one year or less.  We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We defer these costs only when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate.  Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period of approximately five years.  Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively.  At September 30, 2019 the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.4 million and $5.9 million, respectively.  For the year ended September 30, 2019 we recognized expense of $4.0 million associated with the amortization of deferred contract costs within delivery and branch expense in the Consolidated Statement of Operations.  We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the petroleum products and services related to the cost, less the expected costs related directly to providing those petroleum products and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the twelve months ended September 30, 2019.

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

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts.  Approximately 34% of our residential customers take advantage of our “smart pay” budget payment plan under which their estimated annual oil and propane deliveries and service contract billings are paid for in a series of equal monthly installments.  Our “smart pay” budget payment plans are annual and generally begin outside of the heating season.  We generally have received advanced amounts from customers on “smart pay” budget payment plans prior to the heating season, which are reduced as oil deliveries are made.  For customers that are not on “smart pay” budget payment plans, we generally receive the full contract amount for equipment service contracts with customers at the outset of the contracts.  Contract liabilities are recognized straight-line over the service contract period, generally one-year or less.  As of September 30, 2019 and September 30, 2018 the Company had contract liabilities of $127.0 million and

$118.6 million, respectively.  During the year ended September 30, 2019 the Company recognized $111.0 million of revenue that was included in the September 30, 2018 contract liability balance.

4) Quarterly Distribution of Available Cash

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

The Company is obligated to meet certain financial covenants under the fourth amended and restated credit agreement. The Company must maintain excess availability of at least 15.0% of the revolving commitment then in effect and a fixed charge coverage ratio of 1.15 in order to make any distributions to unitholders. The obligation is unchanged under the fifth amended and restated credit agreement. (See Note 13—Long-Term Debt and Bank Facility Borrowings and Note 21—Subsequent Events)

For fiscal 2019, 2018, and 2017, cash distributions declared per common unit were $0.485, $0.455, and $0.425, respectively.

For fiscal 2019, 2018, and 2017, $0.7 million, $0.6 million, and $0.5 million, respectively, of incentive distributions were paid to the general partner, exclusive of amounts paid subject to the Management Incentive Plan.

5) Common Unit Repurchase Plans and Retirement

In July 2012, the Board adopted a plan to repurchase certain of the Company’s Common Units (the “Repurchase Plan”). Through August 2019, the Company had repurchased approximately 9.5 million Common Units under the Repurchase Plan. In August 2019, the Board authorized an increase of the number of Common Units that remained available for the Company to repurchase from 1.3 million to a total of 2.3 million, of which, 1.0 million were available for repurchase in open market transactions and 1.3 million were available for repurchase in privately-negotiated transactions. The Company repurchased approximately 5.4 million Common Units in fiscal year 2019, and 1.0 million total Common Units remain available for repurchase at the end of the fiscal year 2019.  There is no guarantee of the exact number of units that will be purchased under the program and the Company may discontinue purchases at any time. The program does not have a time limit. The Board may also approve additional purchases of units from time to time in private transactions. The Company’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the Common Units purchased in the repurchase program will be retired.

Under the Credit Agreement dated July 2, 2018, in order to repurchase Common Units we must maintain Availability (as defined in the amended and restated credit agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase. This restriction is unchanged in the fifth amended and restated credit agreement effective December 4, 2019. (See Note 13—Long-Term Debt and Bank Facility Borrowings and Note 21—Subsequent Events). The following table shows repurchases under the Repurchase Plan.

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2018 total	7,937	$7.11	5,493	5,359
First quarter fiscal year 2019 total	599	$9.57	599	4,760
Second quarter fiscal year 2019 total	2,187	$9.44	2,187	2,573	(b)
Third quarter fiscal year 2019 total	885	$9.68	885	1,688
July 2019	147	$9.76	147	1,541
August 2019	223	$9.67	223	2,318	(c)
September 2019	1,362	$9.41	1,362	956	(d)
Fourth quarter fiscal year 2019 total	1,732	$9.47	1,732	956
Fiscal year 2019 total	5,403	$9.50	5,403	956
October 2019	223	$9.44	223	733
November 2019	261	$9.39	261	472	(e)

(a)	Amounts include repurchase costs.
(b)	Second quarter of fiscal year 2019 common units repurchased include 1.2 million common units acquired in a private transaction.
(c)	In August 2019, the Board authorized an increase in the number of Common Units available for repurchase from 1.3 million to 2.3 million.
(d)	September 2019 common units repurchased include 1.2 million common units acquired in a private transaction.
(e)

Of the total available for repurchase, approximately 0.4 million are available for repurchase in open market   transactions and 0.1 million are available for repurchase in privately-negotiated transactions.

6) Captive Insurance Collateral

          The Company considers all of its captive insurance collateral to be available-for-sale investments. Investments at September 30, 2019 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$509	$—	$—	$509
U.S. Government Sponsored Agencies	29,055	198	(3)	29,250
Corporate Debt Securities	23,831	773	—	24,604
Foreign Bonds and Notes	4,066	61	—	4,127
Total	$57,461	$1,032	$(3)	$58,490

Investments at September 30, 2018 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$350	$—	$—	$350
U.S. Government Sponsored Agencies	10,735	—	(192)	10,543
Corporate Debt Securities	30,427	—	(928)	29,499
Foreign Bonds and Notes	5,111	—	(84)	5,027
Total	$46,623	$—	$(1,204)	$45,419

         Maturities of investments were as follows at September 30, 2019 (in thousands):

Net Carrying Amount
Due within one year	$9,958
Due after one year through five years	35,114
Due after five years through ten years	13,418
Total	$58,490

7) Derivatives and Hedging—Disclosures and Fair Value Measurements

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

As of September 30, 2019, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 15.5 million gallons of swap contracts with a notional value of $29.7 million and a fair value of $(1.0) million, 6.1 million gallons of call options with a notional value of $15.6 million and a fair value of $0.1 million, 5.9 million gallons of put options with a notional value of $7.7 million and a fair value of $28 thousand, and 81.0 million net gallons of synthetic call options with an average notional value of $165.4 million and a fair value of $(7.2) million. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of September 30, 2019, had 1.3 million gallons of purchased swap contracts with a notional value of $2.4 million and a fair value of $(0.1) million, 45.2 million gallons of purchased future contracts that settle daily with a notional value of $83.2 million and a fair value of $(0.9) million, and 67.5 million gallons of sold future contracts that settle daily with a notional value of $124.9 million and a fair value of $0.2 million. To hedge its internal fuel usage and other related activities for fiscal 2020, the Company, as of September 30, 2019, had 4.2 million gallons of swap contracts with a notional value of $7.4 million and a fair value of $(0.3) million that settle in future months.

As of September 30, 2018, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 11.7 million gallons of swap contracts with a notional value of $24.6 million and a fair value of $2.9 million, 3.2 million gallons of call options with a notional value of $8.2 million and a fair value of $0.2 million, 5.6 million gallons of put options with a notional value of $8.5 million and a fair value of $2 thousand, and 85.4 million net gallons of synthetic call options with an average notional value of $182.9 million and a fair value of $14.0 million. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of September 30, 2018, had 1.2 million gallons of purchased swap contracts with a notional value of $2.6 million and a fair value of $0.2 million, 53.1 million gallons of purchased future contracts that settle daily with a notional value $114.3 million and a fair value of $9.7 million and 68.9 million gallons of sold future contracts that settle daily with a notional value of $148.8 million and a fair value of $(12.6) million. To hedge its internal fuel usage and other related activities for fiscal 2019, the Company, as of September 30, 2018, had 6.5 million gallons of swap contracts with a notional value of $13.7 million and a fair value of $1.0 million that settle in future months and 0.5 million net gallons of synthetic call options with a notional value of $1.0 million and a fair value of $0.1 million.

In August 2018, the Company entered into interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on the $50.0 million, or 50%, of our long term debt. The Company has designated its interest rate swap agreements as cash flow hedging derivatives.  To the extent these derivative instruments are effective and the standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. As of September 30, 2019, the notional value of the swap contracts was $42.5 million and the fair value of the swap contracts was $(2.0) million. As of September 30, 2018, the fair value of the swap contracts was $39 thousand. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Regions Financial Corporation, Toronto-Dominion Bank and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At September 30, 2019, the aggregate cash posted as collateral in the normal course of business at counterparties was $3.5 million. Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of September 30, 2019, $7.7 million hedge positions and payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at September 30, 2019
Commodity contracts	Fair liability value of derivative instruments	$13,824	$—	$13,824
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	1,466	—	1,466
Commodity contract assets at September 30, 2019		$15,290	$—	$15,290
Liability Derivatives at September 30, 2019
Commodity contracts	Fair liability value of derivative instruments	$(22,086)	$—	$(22,086)
Commodity contracts	Cash collateral	—	—	—
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net balance and other long term liabilities, net	(1,719)	—	(1,719)
Commodity contract liabilities at September 30, 2019		$(23,805)	$—	$(23,805)
Asset Derivatives at September 30, 2018
Commodity contracts	Fair asset value of derivative instruments	$17,710	$—	$17,710
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	906	—	906
Commodity contract assets at September 30, 2018		$18,616	$—	$18,616
Liability Derivatives at September 30, 2018
Commodity contracts	Fair liability and fair asset value of derivative instruments	$—	$—	$—
Commodity contracts	Cash collateral	—	—	—
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net balance	(103)	—	(103)
Commodity contract liabilities at September 30, 2018		$(103)	$—	$(103)

The Company’s derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$—	$—	$—	$—	$—	$—
Long-term derivative assets included in other long-term assets, net	16	(16)	—	—	—	—
Fair liability value of derivative instruments	13,824	(22,086)	(8,262)	—	—	(8,262)
Long-term derivative liabilities included in other long-term liabilities, net	1,450	(1,703)	(253)	—	—	(253)
Total at September 30, 2019	$15,290	$(23,805)	$(8,515)	$—	$—	$(8,515)
Fair asset value of derivative instruments	$17,710	$-	$17,710	$—	$—	$17,710
Long-term derivative assets included in other long-term assets, net	906	(103)	803	—	—	803
Fair liability value of derivative instruments	—	—	—	—	—	—
Long-term derivative liabilities included in other long-term liabilities, net	—	—	—	—	—	—
Total at September 30, 2018	$18,616	$(103)	$18,513	$—	$—	$18,513

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
		Years Ended September 30,
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	2019	2018	2017
Commodity contracts	Cost of product (a)	$9,266	$10,379	$6,386
Commodity contracts	Cost of installations and service (a)	$836	$(726)	$(526)
Commodity contracts	Delivery and branch expenses (a)	$596	$(1,403)	$(422)
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$25,113	$(11,408)	$(2,193)

(a)	Represents realized closed positions and includes the cost of options as they expire.
(b)	Represents the change in value of unrealized open positions and expired options.

8) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	September 30,
	2019	2018
Product	$43,536	$34,618
Parts and equipment	21,252	21,759
Total inventory	$64,788	$56,377

Product inventories were comprised of 22.8 million gallons and 16.3 million gallons on September 30, 2019 and September 30, 2018, respectively. The Company has market price based product supply contracts for approximately 271.6 million gallons of home heating oil and propane, and 44.4 million gallons of diesel and gasoline, which it expects to fully utilize to meet its requirements over the next twelve months.

No single supplier provided more than 10% of our product supply during fiscal 2019 and 2018.

9) Property and Equipment

The components of property and equipment were as follows (in thousands):

	September 30,
	2019	2018
Land and land improvements	$20,872	$19,230
Buildings and leasehold improvements	37,443	34,557
Fleet and other equipment	73,440	66,734
Tanks and equipment	50,353	45,860
Furniture, fixtures and office equipment	48,582	44,200
Total	230,690	210,581
Less accumulated depreciation and amortization	132,451	122,963
Property and equipment, net	$98,239	$87,618

Depreciation and amortization expense was $13.5 million, $12.0 million, and $11.1 million, for the fiscal years ended September 30, 2019, 2018 and 2017 respectively.

10) Business Combinations

 During fiscal 2019, the Company acquired one of its subcontractors, a liquid product dealer and the assets of a propane dealer for an aggregate purchase price of approximately $60.9 million.  As of September 30, 2019 the intangibles and goodwill have been provisionally determined.  The Company will record any material adjustments to the initial estimates based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period the adjustment arises.  The following table summarizes the preliminary fair values and purchase price allocations in aggregate of the assets acquired and liabilities assumed related to the fiscal 2019 acquisitions as of the respective acquisition dates.

(in thousands)	As of Acquisition Date
Receivables	$6,887
Inventories	2,105
Prepaid expenses and other current assets	89
Property and equipment, net	13,676
Intangibles	28,599
Accrued expenses and other current liabilities	(366)
Unearned service contract revenue	(2,800)
Customer credit balances	(3,399)
Other long-term liabilities	(25)
Total net identifiable assets acquired	$44,766

Total consideration	$60,904
Less: Total net identifiable assets acquired	44,766
Goodwill	$16,138

The total acquisition expenses of $1.2 million related to these acquisitions are included in the Consolidated Statement of Operations under “General and administrative expenses” for the twelve months ended September 30, 2019.  The goodwill was primarily attributable to increased synergies that were expected to be achieved from the integration of the acquired businesses into our operations.  All of the $16.1 million of goodwill relating to the acquisitions is expected to be deductible for income tax purposes.

The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on the respective acquisition dates. Customer lists, other intangibles and trade names are amortized on a straight-line basis over ten to twenty years.

Included in our Consolidated Statement of Operations from the respective acquisition dates through September 30, 2019, are sales and net loss before income taxes of $25.2 million and $1.7 million, respectively.

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

	For the Twelve Months Ended September 30,
(in thousands)	2019	2018
Total sales	$1,821,522	$1,765,165
Net income	$22,486	$57,112

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

11) Goodwill and Other Intangible Assets

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

The Company performed its annual goodwill impairment valuation in each of the periods ending August 31, 2019, 2018, and 2017, and it was determined based on each year’s analysis that there was no goodwill impairment.

A summary of changes in the Company’s goodwill during the fiscal years ended September 30, 2019 and 2018 are as follows (in thousands):

Balance as of September 30, 2017	$225,915
Fiscal year 2018 business combinations	2,521
Balance as of September 30, 2018	228,436
Fiscal year 2019 business combinations	16,138
Balance as of September 30, 2019	$244,574

Intangibles, net

Intangible assets subject to amortization consist of the following (in thousands):

	September 30,
	2019			2018
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$382,373	$297,221	$85,152	$358,776	$279,990	$78,786
Trade names and other intangibles	37,739	15,203	22,536	32,739	13,081	19,658
Total	$420,112	$312,424	$107,688	$391,515	$293,071	$98,444

Amortization expense for intangible assets was $19.4 million, $19.6 million, and $16.7 million, for the fiscal years ended September 30, 2019, 2018, and 2017, respectively. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ended September 30, 2020 and the four succeeding fiscal years ended September 30, is as follows (in thousands):

Amount
2020	$19,451
2021	$16,944
2022	$14,885
2023	$13,272
2024	$10,919

12) Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows (in thousands):

	September 30,
	2019	2018
Accrued wages and benefits	$26,747	$25,712
Accrued insurance	81,443	77,890
Other accrued expenses and other current liabilities	12,649	12,834
Total accrued expenses and other current liabilities	$120,839	$116,436

13) Long-Term Debt and Bank Facility Borrowings

The Company's debt is as follows	September 30,
(in thousands):	2019		2018
	Carrying		Carrying
	Amount	Fair Value (a)	Amount	Fair Value
Revolving Credit Facility Borrowings	$61,500	$61,500	$1,500	$1,500
Senior Secured Term Loan (b)	91,947	92,500	99,280	100,000
Total debt	$153,447	$154,000	$100,780	$101,500
Total short-term portion of debt (c)	$33,000	$33,000	$9,000	$9,000
Total long-term portion of debt (c)	$120,447	$121,000	$91,780	$92,500

(a)	The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)	Carrying amounts are net of unamortized debt issuance costs of $0.6 million as of September 30, 2019 and $0.7 million as of September 30, 2018.
(c)

On December 4, 2019, the Company refinanced its five-year term loan and the revolving credit facility with the execution of the fifth amended and restated revolving credit facility agreement. (See Note 21—Subsequent Events). As of September 30, 2019, the Company has classified $37.5 million of its revolving credit facility borrowings as long term debt and repaid it on December 4, 2019 using proceeds provided by the fifth amended and restated revolving credit facility agreement

On July 2, 2018, the Company refinanced its five-year term loan and the revolving credit facility with the execution of the fourth credit agreement with a bank syndicate comprised of eleven participants, which enables the Company to borrow up to $300 million ($450 million during the heating season of December through April of each year) on a revolving credit facility for working capital purposes (subject to certain borrowing base limitations and coverage ratios), provides for a $100 million five-year senior secured term loan (“Term Loan”), allows for the issuance of up to $25 million in letters of credit, and has a maturity date of July 2, 2023. The new credit agreement, executed on December 4, 2019, increased the Term Loan to $130 million and extended the maturity date to December 4, 2024.

The Company can increase the revolving credit facility size by $200 million without the consent of the bank group. However, the bank group is not obligated to fund the $200 million increase. If the bank group elects not to fund the increase, the Company can add additional lenders to the group, with the consent of the Agent, which shall not be unreasonably withheld. Obligations under the fourth and fifth amended and restated credit facilities are guaranteed by the Company and its subsidiaries and are secured by liens on substantially all of the Company’s assets including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

All amounts outstanding under the fourth amended and restated revolving credit facility become due and payable on the facility termination date of July 2, 2023 (extended to December 4, 2024 under the new credit agreement). The Term Loan is repayable in quarterly payments of $2.5 million (increased to $3.25 million under the new credit agreement beginning March 31, 2020) plus an annual payment equal to 25% of the annual Excess Cash Flow as defined in the agreement (an amount not to exceed $15 million annually), less certain voluntary prepayments made during the year, with final payment at maturity. The Company does not expect to make additional term loan repayments due to Excess Cash Flow for the fiscal year ended September 30, 2019.

The interest rate on the revolving credit facility and the term loan is based on a margin over LIBOR or a base rate. At September 30, 2019, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 5.9% and 4.6%, respectively. At September 30, 2018, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 5.2% and 3.8%, respectively.

The Commitment Fee on the unused portion of the revolving credit facility is 0.30% from December through April, and 0.20% from May through November.

The fourth and fifth credit agreements require the Company to meet certain financial covenants, including a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 as long as the Term Loan is outstanding or revolving credit facility availability is less than 12.5% of the facility size. In addition, as long as the Term Loan is outstanding, a senior secured leverage ratio cannot be more than 3.0 as calculated as of the quarters ending June or September, and no more than 4.5 as calculated as of the quarters ending December or March.

Certain restrictions are also imposed by the fourth and fifth credit agreements, including restrictions on the Company’s ability to incur additional indebtedness, to pay distributions to unitholders, to pay certain inter-company dividends or distributions, make investments, grant liens, sell assets, make acquisitions and engage in certain other activities.

At September 30, 2019, $92.5 million of the term loan was outstanding, $61.5 million was outstanding under the fourth amended and restated revolving credit facility, $7.7 million hedge positions were secured under the fourth credit agreement, and $4.6 million of letters of credit were issued and outstanding. At September 30, 2018, $100.0 million of the term loan was outstanding, $1.5 million amount was outstanding under the respective revolving credit facility, no hedge positions were secured under the fourth credit agreement and $7.1 million of letters of credit were issued and outstanding.

At September 30, 2019, availability was $126.1 million, the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio, and the restricted net assets totaled approximately $250.9 million. Restricted net assets are assets in the Company’s subsidiaries, the distribution or transfer of which to Star Group, L.P. are subject to limitations under its fourth and fifth credit agreements. At September 30, 2018, availability was $189.0 million, the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio, and the restricted net assets totaled approximately $299.8 million.

As of September 30, 2019, the maturities (including working capital borrowings and expected repayments due to Excess Cash Flow) during fiscal years ending September 30, considering the terms of our fifth amended and restated credit agreement, are set forth in the following table (in thousands):

2020	$9,000
2021	$13,000
2022	$13,000
2023	$13,000
2024	$13,000
Thereafter	$93,000

14) Employee Benefit Plans

Defined Contribution Plans

The Company has several 401(k) and other defined contribution plans that cover eligible non-union and union employees, and makes employer contributions to these plans, subject to IRS limitations. These plans provide for each participant to contribute from 0% to 60% of compensation, subject to IRS limitations. The Company’s aggregate contributions to the 401(k) plans during fiscal 2019, 2018, and 2017, were $7.6 million, $6.7 million, and $6.3 million, respectively. The Company’s aggregate contribution to the other defined contribution plans for fiscal years 2019, 2018, and 2017, were $0.6 million, $0.6 million, and $0.7 million respectively.

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

The pro rata share payable to each participant under the Plan is based on the number of participation points as described under “Fiscal 2019 Compensation Decisions—Management Incentive Compensation Plan.” The amount paid in Incentive Distributions is governed by the Partnership Agreement and the calculation of Available Cash.

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

The Company distributed to management and the general partner Incentive Distributions of approximately $1,464,000 during fiscal 2019, $1,199,000 during fiscal 2018, and $963,000 during fiscal 2017. Included in these amounts for fiscal 2019, 2018, and 2017, were distributions under the management incentive compensation plan of $732,000, $600,000, and $481,000, respectively, of which named executive officers received approximately $397,430 during fiscal 2019, $267,082 during fiscal 2018, and $214,378 during fiscal 2017. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its general partner units within the next twelve months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

Multiemployer Pension Plans

At September 30, 2019, approximately 43% of our employees were covered by collective bargaining agreements and approximately 23% of our employees are in collective bargaining agreements that are up for renewal within the next fiscal year. We contribute to various multiemployer union administered pension plans under the terms of collective bargaining agreements that provide for such plans for covered union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the remaining participating employers may be required to bear the unfunded obligations of the plan. If we choose to stop participating in a multiemployer plan, we may be required to pay a withdrawal liability in part based on the underfunded status of the plan.

The following table outlines our participation and contributions to multiemployer pension plans for the periods ended September 30, 2019, 2018, and 2017. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act Zone Status for 2019 and 2018 relates to the plans’ two most recent fiscal year-ends, based on information received from the plans as reported on their Form 5500 Schedule MB. Among other factors, plans in the red zone are generally less than 65 percent funded and are designated as critical or critical and declining, plans in the yellow zone are less than 80 percent funded and are designated as endangered, and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Certain plans have been aggregated in the All Other Multiemployer Pension Plans line of the following table, as our participation in each of these individual plans is not significant.

For the Westchester Teamsters Pension Fund, Local 553 Pension Fund and Local 463 Pension Fund, we provided more than 5 percent of the total plan contributions from all employers for 2019, 2018 and 2017, as disclosed in the respective plan’s Form 5500. The collective bargaining agreements of these plans require contributions based on the hours worked and there are no minimum contributions required.

		Pension Protection Act Zone Status		FIP / RP Status	Partnership Contributions (in thousands)
Pension Fund	EIN / Pension Plan Number	2019	2018	Pending / Implemented	2019	2018	2017	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreements
New England Teamsters and Trucking Industry Pension Fund	04-6372430 / 001	Red	Red	Yes / Implemented	$2,468	$2,455	$2,621	No	3/31/20 to 4/30/23
Westchester Teamsters Pension Fund	13-6123973 / 001	Green	Green	N/A	1,039	846	924	No	12/31/19 to 1/31/24
Local 553 Pension Fund	13-6637826 / 001	Green	Green	N/A	3,114	2,888	2,780	No	12/15/19 to 1/15/20
Local 463 Pension Fund	11-1800729 / 001	Green	Green	N/A	144	145	150	No	2/28/20 to 6/30/22
All Other Multiemployer Pension Plans					2,833	2,807	2,465
				Total Contributions	$9,598	$9,141	$8,940

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

As of September 30, 2019, we had $0.2 million and $16.9 million balances included in the captions accrued expenses and other current liabilities and other long-term liabilities, respectively, on our consolidated balance sheet representing the remaining balance of the NETTI withdrawal liability. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI withdrawal liability as of September 30, 2019 was $21.1 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

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

Effective September 30, 2019, the Company adopted the Society of Actuaries 2019 Mortality Tables Report and Improvement Scale, which updated the mortality assumptions that private defined benefit retirement plans in the United States use in the actuarial valuations that determine a plan sponsor’s pension obligations. The updated mortality data reflects decreased mortality improvement than assumed in the Society of Actuaries 2018 Mortality Table Report and Improvement Scale, and affected plans generally expect the value of the actuarial obligations to decrease, depending on the specific demographic characteristics of the plan participants and the types of benefits.

The following table provides the net periodic benefit cost for the period, a reconciliation of the changes in the Plan assets, projected benefit obligations, and the amounts recognized in other comprehensive income and accumulated other comprehensive income at the dates indicated using a measurement date of September 30 (in thousands):

						Gross Pension
	Net Periodic		Fair			Related
	Pension		Value of			Accumulated
	Cost in		Pension	Projected	Other	Other
	Income		Plan	Benefit	Comprehensive	Comprehensive
Debit / (Credit)	Statement	Cash	Assets	Obligation	(Income) / Loss	Income
Fiscal Year 2017
Beginning balance			$68,276	$(70,679)		$21,704
Interest cost	2,251			(2,251)
Actual return on plan assets	(1,473)		1,473
Employer contributions		(505)	505
Benefit payments			(4,578)	4,578
Investment and other expenses	(455)			455
Difference between actual and expected return on plan assets	(1,232)				1,232
Anticipated expenses	341			(341)
Actuarial loss				2,457	(2,457)
Amortization of unrecognized net actuarial loss	2,131				(2,131)
Annual cost/change	$1,563	$(505)	(2,600)	4,898	$(3,356)	(3,356)
Ending balance			$65,676	$(65,781)		$18,348
Funded status at the end of the year				$(105)
Fiscal Year 2018
Interest cost	2,279			(2,279)
Actual return on plan assets	942		(942)
Employer contributions		(1,653)	1,653
Benefit payments			(4,463)	4,463
Investment and other expenses	(394)			394
Difference between actual and expected return on plan assets	(3,705)				3,705
Anticipated expenses	328			(328)
Actuarial loss				3,989	(3,989)
Amortization of unrecognized net actuarial loss	1,791				(1,791)
Annual cost/change	$1,241	$(1,653)	(3,752)	6,239	$(2,075)	(2,075)
Ending balance			$61,924	$(59,542)		$16,273
Funded status at the end of the year				$2,382
Fiscal Year 2019
Interest cost	2,366			(2,366)
Actual return on plan assets	(9,380)		9,380
Employer contributions
Benefit payments			(4,466)	4,466
Investment and other expenses	(483)			483
Difference between actual and expected return on plan assets	7,086				(7,086)
Anticipated expenses	310			(310)
Actuarial loss				(7,738)	7,738
Amortization of unrecognized net actuarial loss	1,821				(1,821)
Annual cost/change	$1,720	$—	4,914	(5,465)	$(1,169)	(1,169)
Ending balance			$66,838	$(65,007)		$15,104
Funded status at the end of the year				$1,831

At September 30, 2019 the amounts included on the balance sheet in deferred charges and other assets were $1.8 million, and at September 30, 2018 the amounts included on the balance sheet in deferred charges and other assets were $2.4 million.

The $15.1 million net actuarial loss balance at September 30, 2019 for the two frozen defined benefit pension plans in accumulated other comprehensive income will be recognized and amortized into net periodic pension costs as an actuarial loss in future years. The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year is $1.8 million.

	September 30,
Weighted-Average Assumptions Used in the Measurement of the Partnership’s Benefit Obligation	2019	2018	2017
Discount rate at year end date	3.00%	4.15%	3.60%
Expected return on plan assets for the year ended	4.67%	4.86%	4.80%
Rate of compensation increase	N/A	N/A	N/A

The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets determined using fair value.

The Company’s expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held, and the current economic environment. For fiscal year 2020, the Company’s assumption for return on plan assets will be 4.4% per annum.

The discount rate used to determine net periodic pension expense for fiscal year 2019, 2018, and 2017 was 3.00%, 4.15%, and 3.60%, respectively. The discount rate used by the Company in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments.

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

The Company had no Level 2 or Level 3 pension plan assets during the two years ended September 30, 2019. The fair values and percentage of the Company’s pension plan assets by asset category are as follows (in thousands):

	September 30,
	2019		2018
		Concentration		Concentration
Asset Category	Level 1	Percentage	Level 1	Percentage
Corporate and U.S. government bond fund (1)	$60,720	90%	$55,908	90%
U.S. large-cap equity (1)	4,632	7%	4,566	7%
International equity (1)	1,119	2%	1,129	2%
Cash	367	1%	321	1%
Total	$66,838	100%	$61,924	100%

(1)	Represent investments in Vanguard funds that seek to replicate the asset category description.

The Company is not obligated to make a minimum required contribution in fiscal year 2020, and currently does not expect to make an optional pension contribution.

Expected benefit payments over each of the next five years will total approximately $4.4 million per year. Expected benefit payments for the five years thereafter will aggregate approximately $18.9 million.

15) Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law.  The Tax Reform Act is a complicated piece of legislation that, among other provisions, contains several key provisions which impact the Company, especially the reduction of the Federal corporate income tax rate from 35% to 21% effective January 1, 2018. In addition, between September 28, 2017 and December 31, 2022, the Tax Reform Act allows for the full depreciation, in the year acquired, for certain fixed assets purchased in that year (also known as 100% bonus depreciation). The re-measurement of the deferred tax assets and liabilities for the enacted Tax Reform Act resulted in an $11.1 million discrete tax benefit recorded as of September 30, 2018.

Income tax expense is comprised of the following for the indicated periods (in thousands):

	Years Ended September 30,
	2019	2018	2017
Current:
Federal	$7,921	$(6,067)	$7,578
State	4,722	(1,016)	2,664
Deferred
Federal	(3,168)	11,052	8,775
State	(1,958)	3,633	1,359
	$7,517	$7,602	$20,376

The provision for income taxes differs from income taxes computed at the Federal statutory rate as a result of the following (in thousands):

	Years Ended September 30,
	2019	2018	2017
Income from continuing operations before taxes	$25,154	$63,107	$47,276
Provision for income taxes:
Tax at Federal statutory rate	$5,282	$17,266	$16,546
Effect of the tax reform on deferred taxes	—	(11,101)	—
Impact of Partnership loss not subject to federal income taxes	—	53	741
State taxes net of federal benefit	1,626	1,864	3,170
Permanent differences	345	99	89
Change in valuation allowance net of effect of the tax reform	23	107	115
Other	241	(686)	(285)
	$7,517	$7,602	$20,376

The Tax at Federal statutory rate is determined based on income from continuing operations before tax and the enacted Federal statutory rate.  For fiscal 2017, and first quarter of fiscal 2018 the Federal statutory rate was 35%.  For the remainder of fiscal 2018 and fiscal 2019 the Federal statutory rate was 21%.  In fiscal 2018, income from continuing operations before tax was $28.7 million in the first quarter, and $34.4 million for the remainder of the fiscal year.

The components of the net deferred taxes for the years ended September 30, 2019 and September 30, 2018 using current tax rates are as follows (in thousands):

	September 30,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$6,292	$6,647
Vacation accrual	2,774	2,658
Pension accrual	4,504	4,425
Allowance for bad debts	2,235	2,226
Insurance accrual	2,419	2,425
Inventory capitalization	247	350
Fair value of derivative instruments	2,794	—
Other, net	—	1,382
Total deferred tax assets	21,265	20,113
Valuation allowance	(4,003)	(3,980)
Net deferred tax assets	$17,262	$16,133
Deferred tax liabilities:
Property and equipment	$13,485	$9,783
Fair value of derivative instruments	—	4,673
Intangibles	21,883	22,883
Other, net	2,010	—
Total deferred tax liabilities	$37,378	$37,339
Net deferred taxes	$(20,116)	$(21,206)

In order to fully realize the net deferred tax assets, the Company’s corporate subsidiaries will need to generate future taxable income. A valuation allowance is recognized if, based on the weight of available evidence including historical tax losses, it is more likely than not that some or all of deferred tax assets will not be realized. The net change in the total valuation allowance for the fiscal year ended September 30, 2019 was less than $0.1 million. The net change in the total valuation allowance for the fiscal year ended September 30, 2018 was an increase of $0.8 million. Based upon a review of a number of factors and all available evidence, including recent historical operating performance, the expectation of sustainable earnings, and the confidence that sufficient positive taxable income will continue in all tax jurisdictions for the foreseeable future, management concludes for the year ended September 30, 2019, it is more likely than not that the Company will realize the full benefit of its deferred tax assets, net of existing valuation allowance at September 30, 2019.

As of January 1, 2019, the Company had State tax effected net operating loss carry forwards (“NOLs”) of approximately $2.5 million after consideration of valuation allowances.  The State NOLs, which will expire between 2023 and 2037, are generally available to offset any future taxable income in certain states

FASB ASC 740-10-05-6 Income Taxes, Uncertain Tax Position, provides financial statement accounting guidance for uncertainty in income taxes and tax positions taken or expected to be taken in a tax return. At September 30, 2019, we did not have unrecognized income tax benefits.

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

16) Lease Commitments

The Company has entered into certain operating leases for office space, trucks and other equipment. The future minimum rental commitments at September 30, 2019 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2020	$24,082
2021	20,875
2022	16,687
2023	13,344
2024	11,114
Thereafter	43,506
Total future minimum lease payments	$129,608

Rent expense for the fiscal years ended September 30, 2019, 2018, and 2017, was $26.2 million, $23.3 million, and $21.4 million, respectively.

17) Supplemental Disclosure of Cash Flow Information

	Years Ended September 30,
(in thousands)	2019	2018	2017
Cash paid during the period for:
Income taxes, net	$5,133	$2,569	$4,434
Interest	$12,601	$8,925	$7,814

18) Commitments and Contingencies

On April 18, 2017, a civil action was filed in the United States District Court for the Eastern District of New York, entitled M. Norman Donnenfeld v. Petro, Inc., Civil Action Number 2:17-cv-2310-JFB-SIL, against Petro, Inc. By amended complaint filed on August 15, 2017, the Plaintiff alleges he did not receive expected contractual benefits under his protected price plan contract when oil prices fell and asserts various claims for relief including breach of contract, violation of the New York General Business Law and fraudulent inducement. The Plaintiff also seeks to have a class certified of similarly situated Petro customers who entered into protected price plan contracts and were denied the same contractual benefits. No class has yet been certified in this action. The Plaintiff seeks compensatory, punitive and other damages in unspecified amounts.  On September 15, 2017, Petro filed a motion to dismiss the amended complaint as time-barred and for failure to state a cause of action.  On September 12, 2018, the district court granted in part and denied in part Petro's motion to dismiss.  The district court dismissed the Plaintiff's claims for breach of the covenant of good faith and fair dealing and fraudulent inducement, but declined to dismiss the Plaintiff's remaining claims.  The district court granted the Plaintiff leave to amend to attempt to replead his fraudulent inducement claim.  On October 10, 2018, the Plaintiff filed a second amended complaint.  The second amended complaint attempts to replead a fraudulent inducement claim and is otherwise substantially similar or identical to the prior complaint.  On November 13, 2018, Petro moved to dismiss the fraudulent inducement and unjust enrichment claims in the second amended complaint.  On January 31, 2019, the court granted the motion and dismissed the fraudulent inducement and unjust enrichment claims with prejudice.  On February 22, 2019, counsel for Petro and the Plaintiff participated in a mediation which, after arms-length negotiations, resulted in a memorandum of understanding to settle the litigation, subject to the completion of confirmatory discovery, negotiation of a final settlement agreement and court approval.  In an order dated March 27, 2019, the district court stayed all discovery deadlines in light of the pending settlement.  On May 6, 2019, the Plaintiff filed an Unopposed Motion for Preliminary Approval of Class Action Settlement which remains pending before the court.  On October 4, 2019, upon consent of all parties, Judge Roslynn R. Mauskopf assigned the action to Magistrate Judge Steve I. Locke for final disposition.  On December 4, 2019, the court granted preliminary approval of the class action settlement.  The anticipated settlement is not an admission of liability or breach to any customers by Petro and the Company continues to believe the allegations lack merit.  If the settlement is not approved or finalized for any reason, the Company will continue to vigorously defend the action; in that case, we cannot assess the potential outcome or materiality of this matter.  At this time we cannot assess the potential outcome or materiality of this matter.

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

19) Earnings per Limited Partner Units

The following table presents the net income allocation and per unit data in accordance with FASB ASC 260-10-45-60 Earnings per Share, Master Limited Partnerships (EITF 03-06):

Basic and Diluted Earnings Per Limited Partner:	Years Ended September 30,
(in thousands, except per unit data)	2019	2018	2017
Net income	$17,637	$55,505	$26,900
Less General Partners’ interest in net income	95	314	156
Net income available to limited partners	17,542	55,191	26,744
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60 *	—	6,340	914
Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$17,542	$48,851	$25,830
Per unit data:
Basic and diluted net income available to limited partners	$0.35	$1.01	$0.48
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60 *	—	0.12	0.02
Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$0.35	$0.89	$0.46
Weighted average number of Limited Partner units outstanding	50,814	54,764	55,888

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

20) Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
(in thousands - except per unit data)	2018	2019	2019	2019	Total
Sales	$535,027	$699,582	$283,376	$235,887	$1,753,872
Gross profit for product, installation and service	154,484	218,549	66,191	48,482	487,706
Operating income (loss)	6,063	105,002	(29,933)	(43,782)	37,350
Income (loss) before income taxes	3,288	101,564	(33,153)	(46,545)	25,154
Net income (loss)	2,315	72,325	(23,098)	(33,905)	17,637
Limited Partner interest in net income (loss)	2,300	71,871	(22,948)	(33,681)	17,542
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.04	$1.15	$(0.46)	(0.69)	$0.35

	Three Months Ended
	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
(in thousands - except per unit data)	2017	2018	2018	2018	Total
Sales	$436,834	$684,031	$327,354	$229,618	$1,677,837
Gross profit for product, installation and service	124,499	216,079	79,377	43,387	463,342
Operating income (loss)	31,066	85,473	(8,817)	(41,654)	66,068
Income (loss) before income taxes	28,670	82,783	(11,421)	(36,925)	63,107
Net income (loss)	30,182	54,778	(8,005)	(21,450)	55,505
Limited Partner interest in net income (loss)	30,007	54,459	(7,956)	(21,319)	55,191
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.45	$0.81	$(0.15)	$(0.40)	$0.89

(a)

The sum of the quarters do not add-up to the total due to the weighting of Limited Partner Units outstanding, rounding or the theoretical effects of FASB ASC 260-10-45-60 to Master Limited Partners earnings per unit.

21) Subsequent Events

Acquisition

In October 2019, the Company purchased for cash the customer list and the assets of a motor fuel dealer for an aggregate purchase price of approximately $0.5 million.

Quarterly Distribution Declared

In October 2019, we declared a quarterly distribution of $0.1250 per unit, or $0.50 per unit on an annualized basis, on all Common Units with respect to the fourth quarter of fiscal 2019, paid on November 5, 2019, to holders of record on October 28, 2019. The amount of distributions in excess of the minimum quarterly distribution of $0.0675, were distributed in accordance with our Partnership Agreement, subject to management incentive compensation plan. As a result, $5.9 million was paid to the Common Unit holders, $0.2 million to the General Partner unit holders (including $0.2 million of incentive distribution as provided in our Partnership Agreement) and $0.2 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Fifth Amended and Restated Revolving Credit Facility Agreement

On December 4, 2019, the Company entered into a fifth amended and restated revolving credit facility agreement with a bank syndicate of eleven participants that enables us to borrow up to $300 million ($450 million during the heating season of December through April of each year) on a revolving line of credit for working capital purposes (subject to certain borrowing base limitations and coverage ratios), provides for a $130 million five-year senior secured term loan, allows for the issuance of up to $25 million in letters of credit, and extends the maturity date of the previous agreement to December 4, 2024. Proceeds from the new term loan were used to repay the outstanding balance of the existing term loan ($90.0 million) and $40.0 million of the revolving credit facility borrowings.

Consistent with the fourth amended and restated revolving credit facility, under the Company’s fifth amended and restated credit agreement, in order to repurchase Common Units we must maintain Availability of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase.

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	September 30,
(in thousands)	2019	2018
Balance Sheets
ASSETS
Current assets
Cash and cash equivalents	$50	$54
Prepaid expenses and other current assets	232	217
Total current assets	282	271
Investment in subsidiaries (a)	260,601	309,541
Total Assets	$260,883	$309,812
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accrued expenses	$43	$27
Total current liabilities	43	27
Partners’ capital	260,840	309,785
Total Liabilities and Partners’ Capital	$260,883	$309,812

(a)	Investments in Star Acquisitions, Inc. and subsidiaries are recorded in accordance with the equity method of accounting.

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2019	2018	2017
Statements of Operations
Revenues	$—	$—	$—
General and administrative expenses	1,377	1,647	2,116
Operating loss	(1,377)	(1,647)	(2,116)
Net loss before equity income	(1,377)	(1,647)	(2,116)
Equity income of Star Acquisitions Inc. and subs	19,014	57,152	29,016
Net income	$17,637	$55,505	$26,900

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2019	2018	2017
Statements of Cash Flows
Cash flows provided by operating activities:
Net cash provided by operating activities (a)	$76,942	$52,317	$24,052
Cash flows provided by investing activities:
Net cash provided by investing activities	—	—	—
Cash flows used in financing activities:
Distributions	(25,593)	(25,603)	(24,322)
Unit repurchase	(51,353)	(26,714)	—
Net cash used in financing activities	(76,946)	(52,317)	(24,322)
Net decrease in cash	(4)	—	(270)
Cash and cash equivalents at beginning of period	54	54	324
Cash and cash equivalents at end of period	$50	$54	$54

(a) Includes distributions from subsidiaries	$76,942	$52,317	$24,052

STAR GROUP, L.P. AND SUBSIDIARIES

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2019, 2018, 2017

(in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs & Expenses	Other Changes Add (Deduct)		Balance at End of Year
2019	Allowance for doubtful accounts	$8,002	$9,541	$(9,165)	(a)	$8,378
2018	Allowance for doubtful accounts	$5,540	$6,283	$(3,821)	(a)	$8,002
2017	Allowance for doubtful accounts	$4,419	$1,639	$(518)	(a)	$5,540

(a)	Bad debts written off (net of recoveries).