Form 10-Q
period 2019-12-31
STAR GROUP, L.P.
filed 2020-02-03
CIK 1002590

8

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

At January 31, 2020, the registrant had 46,243,707 Common Units outstanding.

STAR GROUP, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2019	2019
(in thousands)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,542	$4,899
Receivables, net of allowance of $8,499 and $8,378, respectively	205,038	120,245
Inventories	80,261	64,788
Fair asset value of derivative instruments	1,247	—
Prepaid expenses and other current assets	38,909	36,898
Total current assets	339,997	226,830
Property and equipment, net	96,512	98,239
Operating lease right-of-use assets	103,492	—
Goodwill	244,574	244,574
Intangibles, net	103,537	107,688
Restricted cash	250	250
Captive insurance collateral	62,703	58,490
Deferred charges and other assets, net	18,083	16,635
Total assets	$969,148	$752,706
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$47,302	$33,973
Revolving credit facility borrowings	112,688	24,000
Fair liability value of derivative instruments	1,893	8,262
Current maturities of long-term debt	9,750	9,000
Current portion of operating lease liabilities	20,202	—
Accrued expenses and other current liabilities	132,837	120,839
Unearned service contract revenue	70,087	61,213
Customer credit balances	52,766	68,270
Total current liabilities	447,525	325,557
Long-term debt	119,525	120,447
Long-term operating lease liabilities	88,707	—
Deferred tax liabilities, net	21,655	20,116
Other long-term liabilities	20,838	25,746
Partners’ capital
Common unitholders	289,268	279,709
General partner	(1,991)	(1,968)
Accumulated other comprehensive loss, net of taxes	(16,379)	(16,901)
Total partners’ capital	270,898	260,840
Total liabilities and partners’ capital	$969,148	$752,706

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
(in thousands, except per unit data - unaudited)	2019	2018
Sales:
Product	$432,688	$458,707
Installations and services	76,257	76,320
Total sales	508,945	535,027
Cost and expenses:
Cost of product	287,673	306,226
Cost of installations and services	73,669	74,317
(Increase) decrease in the fair value of derivative instruments	(6,417)	31,039
Delivery and branch expenses	96,726	102,673
Depreciation and amortization expenses	9,050	7,745
General and administrative expenses	6,506	7,815
Finance charge income	(713)	(851)
Operating income	42,451	6,063
Interest expense, net	(2,679)	(2,516)
Amortization of debt issuance costs	(235)	(259)
Income before income taxes	39,537	3,288
Income tax expense	11,782	973
Net income	$27,755	$2,315
General Partner’s interest in net income	192	15
Limited Partners’ interest in net income	$27,563	$2,300

Basic and diluted income per Limited Partner Unit (1):	$0.49	$0.04
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	47,266	52,905

(1)	See Note 16 - Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31,
(in thousands - unaudited)	2019	2018
Net income	$27,755	$2,315
Other comprehensive income:
Unrealized gain on pension plan obligation (1)	455	454
Tax effect of unrealized gain on pension plan obligation	(125)	(124)
Unrealized gain (loss) on captive insurance collateral	(64)	389
Tax effect of unrealized gain (loss) on captive insurance collateral	8	(82)
Unrealized gain (loss) on interest rate hedges	334	(745)
Tax effect of unrealized gain (loss) on interest rate hedges	(86)	197
Total other comprehensive income	522	89
Total comprehensive income	$28,277	$2,404

(1)	This item is included in the computation of net periodic pension cost.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Three Months Ended December 31, 2019
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2019	47,685	326	$279,709	$(1,968)	$(16,901)	$260,840
Net income	—	—	27,563	192	—	27,755
Unrealized gain on pension plan obligation	—	—	—	—	455	455
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(125)	(125)
Unrealized loss on captive insurance collateral	—	—	—	—	(64)	(64)
Tax effect of unrealized loss on captive insurance collateral	—	—	—	—	8	8
Unrealized gain on interest rate hedges	—	—	—	—	334	334
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(86)	(86)
Distributions	—	—	(5,940)	(215)	—	(6,155)
Retirement of units (1)	(1,281)	—	(12,064)	—	—	(12,064)
Balance as of December 31, 2019 (unaudited)	46,404	326	$289,268	$(1,991)	$(16,379)	$270,898

	Three Months Ended December 31, 2018
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2018	53,088	326	$329,129	$(1,303)	$(18,041)	$309,785
Impact of adoption of ASU No. 2014-09	—	—	9,164	60	—	9,224
Net income	—	—	2,300	15	—	2,315
Unrealized gain on pension plan obligation	—	—	—	—	454	454
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(124)	(124)
Unrealized gain on captive insurance collateral	—	—	—	—	389	389
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(82)	(82)
Unrealized loss on interest rate hedges	—	—	—	—	(745)	(745)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	197	197
Distributions	—	—	(6,225)	(188)	—	(6,413)
Retirement of units (1)	(599)	—	(5,735)	—	—	(5,735)
Balance as of December 31, 2018 (unaudited)	52,489	326	$328,633	$(1,416)	$(17,952)	$309,265

(1)	See Note 4 – Common Unit Repurchase and Retirement.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
(in thousands - unaudited)	2019	2018
Cash flows provided by (used in) operating activities:
Net income	$27,755	$2,315
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(6,417)	31,039
Depreciation and amortization	9,285	8,004
Provision for losses on accounts receivable	1,010	1,529
Change in deferred taxes	1,336	(616)
Changes in operating assets and liabilities:
Increase in receivables	(85,745)	(95,743)
Increase in inventories	(15,427)	(20,187)
Increase in other assets	(2,394)	(3,235)
Increase in accounts payable	14,375	8,206
Decrease in customer credit balances	(15,898)	(14,120)
Increase in other current and long-term liabilities	20,529	19,917
Net cash used in operating activities	(51,591)	(62,891)
Cash flows provided by (used in) investing activities:
Capital expenditures	(3,024)	(4,025)
Proceeds from sales of fixed assets	63	644
Purchase of investments	(4,206)	(4,456)
Acquisitions	(496)	(275)
Net cash used in investing activities	(7,663)	(8,112)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	90,202	92,500
Revolving credit facility repayments	(39,014)	—
Loan issuance	130,000	—
Term loan repayments	(92,500)	—
Distributions	(6,155)	(6,413)
Unit repurchases	(12,064)	(5,735)
Customer retainage payments	(299)	(57)
Payments of debt issue costs	(1,273)	(34)
Net cash provided by financing activities	68,897	80,261
Net increase in cash, cash equivalents, and restricted cash	9,643	9,258
Cash, cash equivalents, and restricted cash at beginning of period	5,149	14,781
Cash, cash equivalents, and restricted cash at end of period	$14,792	$24,039

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

The Company is organized as follows:

•

Star is a limited partnership, which at December 31, 2019, had outstanding 46.4 million Common Units (NYSE: “SGU”), representing a 99.3% limited partner interest in Star, and 0.3 million general partner units, representing a 0.7% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).  Since November 1, 2017, Star elected to be treated as a corporation for Federal income tax purposes, so both Star and its subsidiaries (that were already taxable entities) are now subject to Federal and state corporate income taxes. As a result of this election, the Company issued its last Schedule K-1’s for the 2017 calendar year, and now issues Forms 1099-DIV to unitholders.

•

Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast, Central and Southeast U.S. region retail distributor of home heating oil and propane that at December 31, 2019 served approximately 454,000 full service residential and commercial home heating oil and propane customers and 59,000 customers on a delivery only basis. We also sell gasoline and diesel fuel to approximately 26,000 customers. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including approximately 18,000 service contracts for natural gas and other heating systems.

•

Petroleum Heat and Power Co., Inc. (“PH&P”) is a 100% owned subsidiary of Star. PH&P is the borrower and Star is the guarantor of the fifth amended and restated credit agreement’s $130 million five-year senior secured term loan and the $300 million ($450 million during the heating season of December through April of each year) revolving credit facility, both due December 4, 2024. (See Note 11—Long-Term Debt and Bank Facility Borrowings)

2) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Company’s business, the results of operations and cash flows for the three-month period ended December 31, 2019 are not necessarily indicative of the results to be expected for the full year.

These interim financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. At December 31, 2019, the $14.8 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $14.5 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2019, the $5.1 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $4.9 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

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

At December 31, 2019, captive insurance collateral is comprised of $61.2 million of Level 1 debt securities measured at fair value and $1.5 million of mutual funds measured at net asset value.  At September 30, 2019, the balance was comprised of $58.0 million of Level 1 debt securities measured at fair value and $0.5 million of mutual funds measured at net asset value. Unrealized gains and losses, net of related income taxes, are reported as accumulated other comprehensive gain (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in Interest expense, net, at which time the average cost basis of these securities are adjusted to fair value.

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

The Company entered into weather hedge contracts for fiscal years 2019, 2020 and 2021.  Under these contracts, we are entitled to receive a payment if the total number of degree days within the hedge period is less than the prior ten year average. The “Payment Thresholds,” or strikes, are set at various levels. In addition, we will be obligated to make a payment capped at $5.0 million if degree days exceed the Payment Threshold which approximates the prior ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year.  For fiscal 2020 and 2021 the maximum that the Company can receive annually is $12.5 million and the maximum that the Company would be obligated to pay annually is $5.0 million.  As of December 31, 2019, the Company recorded a charge of $3.0 million under this contract that increased delivery and branch expenses. As of December 31, 2018, the Company recorded a charge of $2.0 million under its contract and ultimately paid $2.1 million in April 2019 after the fiscal 2019 heating season.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of December 31, 2019, we had $0.2 million and $16.9 million balances included in the captions “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on our Condensed Consolidated Balance Sheet representing the remaining balance of the NETTI Fund withdrawal liability. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of December 31, 2019 was $22.1 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC Topic 842”).  The update requires all leases with a term greater than twelve months to be recognized on the balance sheet by recording (i) a lease liability that represents a lessee’s obligation to make lease payments arising from a lease, measured at the present value of the remaining lease payments; and (2) a right-of-use (“ROU”) asset that represents the lessee’s right to use a specified asset for the lease term, measured in an amount equal to the lease liability adjusted for accrued lease payments.  The standard also requires the disclosure of key information pertaining to leasing arrangements.

As of October 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective transition approach as of the effective date as permitted by the amendments in ASU 2018-11.  As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e. October 1, 2019).  The Company has elected to adopt the package of transition practical expedients and, therefore, has not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized.  We also elected a practical expedient to not separate non-lease components from the lease components and excluded short term leases from the calculation of right of use asset and operating lease liability.  For certain leases relating to vehicles and equipment we elected to apply portfolio approach guidance and accounted for leases with similar characteristics as a single lease. The Company did not elect the practical expedient to use hindsight for leases existing at the adoption date.

The adoption of ASC Topic 842 had a material impact to the Company’s Condensed Consolidated Balance Sheet, but did not impact the Condensed Consolidated Statement of Operations or Condensed Consolidated Statement of Partners’ Capital. The most significant changes to the Condensed Consolidated Balance Sheet relate to the recognition of the following as of October 1, 2019:  “Operating lease right-of-use assets” in the amount of $104.7 million, “Current portion of operating lease liabilities” in the amount of $20.1 million and “Long-term operating lease liabilities” in the amount of $89.9 million. The adoption of ASC Topic 842 also had no impact on operating, investing, or financing cash flows in the Condensed Consolidated Statement of Cash Flows. However, ASC Topic has significantly affected the Company’s disclosures about noncash investing activities. Additionally, the Company’s lease-related disclosures have significantly increased as of and for the three months ended December 31, 2019 as compared to prior years. See Note 13 – Leases for further details on the adoption of ASC Topic 842.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. The update broadens the information that an entity should consider in developing expected credit loss estimates, eliminates the probable initial recognition threshold, and allows for the immediate recognition of the full amount of expected credit losses. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2021. The Company is evaluating the effect that ASU No. 2016-13 will have on its consolidated financial statements and related disclosures.

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

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General: Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2021, with early adoption permitted. The Company is evaluating the effect that ASU No. 2018-14 will have on its consolidated financial statements and related disclosures, and has not determined the timing of adoption.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2022, with early adoption permitted. The Company is evaluating the effect that ASU No. 2018-15 will have on its consolidated financial statements and related disclosures, and has not determined the timing of adoption.

3) Revenue Recognition

The following disaggregates our revenue by major sources for the three months ended December 31, 2019 and December 31, 2018:

	Three Months Ended December 31,
(in thousands)	2019	2018
Petroleum Products:
Home heating oil and propane	$343,346	$364,202
Other petroleum products	89,342	94,505
Total petroleum products	432,688	458,707
Installations and Services:
Equipment installations	30,565	29,983
Equipment maintenance service contracts	27,908	28,319
Billable call services	17,784	18,018
Total installations and services	76,257	76,320
Total Sales	$508,945	$535,027

Deferred Contract Costs

 We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We defer these costs only when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate.  Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period of approximately five years.  Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively.  At December 31, 2019 the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.5 million and $6.4 million, respectively.  For the quarter ended December 31, 2019 we recognized expense of $1.0 million associated with the amortization of deferred contract costs within “Delivery and branch expenses” in the Condensed Consolidated Statement of Operations.

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts.  Contract liabilities are recognized straight-line over the service contract period, generally one year or less.  As of December 31, 2019 and September 30, 2019 the Company had contract liabilities of $120.5 million and $127.0 million, respectively.  During the quarter ended December 31, 2019 the Company recognized $71.5 million of revenue that was included in the September 30, 2019 contract liability balance.  During the quarter ended December 31, 2018 the Company recognized $67.1 million of revenue that was included in the September 30, 2018 contract liability balance.

4) Common Unit Repurchase and Retirement

In July 2012, the Board adopted a plan to repurchase certain of the Company’s Common Units that was amended in fiscal 2018 (the “Repurchase Plan”).  Through August 2019, the Company had repurchased approximately 9.5 million Common Units under the Repurchase Plan. In August 2019, the Board authorized an increase of the number of Common Units that remained available for the Company to repurchase from 1.3 million to a total of 2.3 million, of which 1.0 million were available for repurchase in open market transactions and 1.3 million were available for repurchase in privately-negotiated transactions.  During the first fiscal quarter of 2020, the Company repurchased approximately 0.7 million Common Units in open market transactions under the Repurchase Plan and 0.3 million Common Units remained available for repurchase at the end of the first fiscal quarter of 2020.  There is no guarantee of the exact number of units that will be purchased under the Repurchase Plan and the Company may discontinue purchases at any time. The Repurchase Plan does not have a time limit. The Board may also approve additional purchases of units from time to time in private transactions. The Company’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the Common Units purchased in the Repurchase Plan will be retired.

Under the Company’s fifth amended and restated credit agreement dated December 4, 2019, in order to repurchase Common Units we must maintain Availability (as defined in the fifth amended and restated credit agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-

looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase.  The Company was in compliance with this covenant as of December 31, 2019.

The following table shows repurchases under the Repurchase Plan.

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2019 total	13,340	$8.08	10,896	956

October 2019	223	$9.44	223	733
November 2019	261	$9.39	261	472
December 2019	797	$9.42	166	306	(b)
First quarter fiscal year 2020 total	1,281	$9.42	650	306

January 2020	160	$9.48	160	146	(c)

(a)	Amount includes repurchase costs.
(b)	First quarter of fiscal year 2020 Common Units repurchased include 0.6 million Common Units acquired in a private transaction.
(c)	Of the total available for repurchase, less than 0.1 million are available for repurchase in open market transactions and 0.1 million are available for repurchase in privately-negotiated transactions.

5) Captive Insurance Collateral

The Company considers all of its captive insurance collateral to be available-for-sale investments. Investments at December 31, 2019 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$1,502	$—	$—	$1,502
U.S. Government Sponsored Agencies	32,397	144	(1)	32,540
Corporate Debt Securities	23,787	753	—	24,540
Foreign Bonds and Notes	4,052	69	—	4,121
Total	$61,738	$966	$(1)	$62,703

Investments at September 30, 2019 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$509	$—	$—	$509
U.S. Government Sponsored Agencies	29,055	198	(3)	29,250
Corporate Debt Securities	23,831	773	—	24,604
Foreign Bonds and Notes	4,066	61	—	4,127
Total	$57,461	$1,032	$(3)	$58,490

Maturities of investments were as follows at December 31, 2019 (in thousands):

Net Carrying Amount
Due within one year	$9,946
Due after one year through five years	41,173
Due after five years through ten years	11,584
Total	$62,703

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

As of December 31, 2019, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 17.2 million gallons of swap contracts, 7.4 million gallons of call options, 7.2 million gallons of put options, and 85.8 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of December 31, 2019, 18.2 million gallons of long future contracts, and 42.1 million gallons of short future contracts that settle in future months.  To hedge its internal fuel usage and other activities for fiscal 2020, the Company, as of December 31, 2019, had 4.0 million gallons of swap contracts and 0.2 million gallons of short swap contracts that settle in future months.

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

In August 2018, the Company entered into interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $50.0 million, or 50%, of its long term debt.  The Company has designated its interest rate swap agreements as cash flow hedging derivatives.  To the extent these derivative instruments are effective and the standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings.  As of December 31, 2019, the notional value of the swap contracts was $43.8 million and the fair value of the swap contracts was $(1.6 million). As of September 30, 2019, the notional value of the swap contracts was $45.0 million and the fair value of the swap contracts was $(2.0) million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Regions Financial Corporation, Toronto-Dominion Bank and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At December 31, 2019, the aggregate cash posted as collateral in the normal course of business at counterparties was $2.8 million and recorded in “Prepaid expense and other current assets.” Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of December 31, 2019, $1.2 million of hedge positions and payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at December 31, 2019
Commodity contracts	Fair asset and liability value of derivative instruments	$7,106	$—	$7,106
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net and other long-term liabilities, net balances	895	—	895
Commodity contract assets at December 31, 2019		$8,001	$—	$8,001
Liability Derivatives at December 31, 2019
Commodity contracts	Fair asset and liability value of derivative instruments	$(7,752)	$—	$(7,752)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	(1,025)	—	(1,025)
Commodity contract liabilities at December 31, 2019		$(8,777)	$—	$(8,777)
Asset Derivatives at September 30, 2019
Commodity contracts	Fair liability value of derivative instruments	$13,824	$—	$13,824
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance and other long term liabilities, net	1,466	—	1,466
Commodity contract assets September 30, 2019		$15,290	$—	$15,290
Liability Derivatives at September 30, 2019
Commodity contracts	Fair liability value of derivative instruments	$(22,086)	$—	$(22,086)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net balance and other long term liabilities, net	(1,719)	—	(1,719)
Commodity contract liabilities September 30, 2019		$(23,805)	$—	$(23,805)

The Company’s derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$2,815	$(1,568)	$1,247	$—	$—	$1,247
Long-term derivative assets included in deferred charges and other assets, net	29	(27)	2	—	—	2
Fair liability value of derivative instruments	4,291	(6,184)	(1,893)	—	—	(1,893)
Long-term derivative liabilities included in other long-term liabilities, net	866	(998)	(132)	—	—	(132)
Total at December 31, 2019	$8,001	$(8,777)	$(776)	$—	$—	$(776)
Fair asset value of derivative instruments	$—	$—	$—	$—	$—	$—
Long-term derivative assets included in other long-term assets, net	16	(16)	—	—	—	—
Fair liability value of derivative instruments	13,824	(22,086)	(8,262)	—	—	(8,262)
Long-term derivative liabilities included in other long-term liabilities, net	1,450	(1,703)	(253)	—	—	(253)
Total at September 30, 2019	$15,290	$(23,805)	$(8,515)	$—	$—	$(8,515)

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
Commodity contracts	Cost of product (a)	$6,049	$(6,152)
Commodity contracts	Cost of installations and service (a)	$(9)	$247
Commodity contracts	Delivery and branch expenses (a)	$(29)	$166
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$(6,417)	$31,039

(a)	Represents realized closed positions and includes the cost of options as they expire.
(b)	Represents the change in value of unrealized open positions and expired options.

7) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	December 31, 2019	September 30, 2019
Product	$59,343	$43,536
Parts and equipment	20,918	21,252
Total inventory	$80,261	$64,788

8) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	December 31, 2019	September 30, 2019
Property and equipment	$232,423	$230,690
Less: accumulated depreciation	135,911	132,451
Property and equipment, net	$96,512	$98,239

9) Business Combinations

During the first quarter of fiscal year 2020, the Company acquired the customer list and the assets of a heating oil dealer for an aggregate purchase price of approximately $0.5 million.

10) Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	December 31, 2019			September 30, 2019
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$383,388	$301,933	$81,455	$382,373	$297,221	$85,152
Trade names and other intangibles	37,853	15,771	22,082	37,739	15,203	22,536
Total	$421,241	$317,704	$103,537	$420,112	$312,424	$107,688

Amortization expense for intangible assets was $5.3 million for the three months ended December 31, 2019, compared to $4.6 million for the three months ended December 31, 2018.

11) Long-Term Debt and Bank Facility Borrowings

The Company’s debt is as follows (in thousands):

	December 31,		September 30,
	2019		2019
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$112,688	$112,688	$61,500	$61,500
Senior Secured Term Loan (b)	129,275	130,000	91,947	92,500
Total debt	$241,963	$242,688	$153,447	$154,000
Total short-term portion of debt	$122,438	$122,438	$33,000	$33,000
Total long-term portion of debt	$119,525	$120,250	$120,447	$121,000

(a)	The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)	Carrying amounts are net of unamortized debt issuance costs of $0.7 million as of December 31, 2019 and $0.6 million as of September 30, 2019.

On December 4, 2019, the Company refinanced its five-year term loan and the revolving credit facility with the execution of the fifth amended and restated revolving credit facility agreement with a bank syndicate currently comprised of eleven participants, which enables the Company to borrow up to $300 million ($450 million during the heating season of December through April of each year) on a revolving credit facility for working capital purposes (subject to certain borrowing base limitations and coverage ratios), provides for a $130 million five-year senior secured term loan (the “Term Loan”), allows for the issuance of up to $25 million in letters of credit, and has a maturity date of December 4, 2024.

The Company can increase the revolving credit facility size by $200 million without the consent of the bank group. However, the bank group is not obligated to fund the $200 million increase. If the bank group elects not to fund the increase, the Company can add additional lenders to the group, with the consent of the Agent (as defined in the credit agreement), which shall not be unreasonably withheld. Obligations under the fifth amended and restated credit facility are guaranteed by the Company and its subsidiaries and are secured by liens on substantially all of the Company’s assets, including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

All amounts outstanding under the fifth amended and restated revolving credit facility become due and payable on the facility termination date of December 4, 2024. The Term Loan is repayable in quarterly payments of $3.25 million with the first payment due March 31, 2020, plus an annual payment equal to 25% of the annual Excess Cash Flow as defined in the credit agreement (an amount not to exceed $12 million annually), less certain voluntary prepayments made during the year, with final payment at maturity.

The interest rate on the fifth amended and restated revolving credit facility and the Term Loan is based on a margin over LIBOR or a base rate. At December 31, 2019, the effective interest rate on the Term Loan was approximately 5.6% and the effective interest rate on revolving credit facility borrowings was approximately 4.4%. At September 30, 2019, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 5.9% and 4.6%, respectively.

The commitment fee on the unused portion of the revolving credit facility is 0.30% from December through April, and 0.20% from May through November.

The fifth amended and restated credit agreement requires the Company to meet certain financial covenants, including a Fixed Charge Coverage Ratio (as defined in the credit agreement) of not less than 1.1 as long as the Term Loan is outstanding or revolving credit facility availability is less than 12.5% of the facility size. In addition, as long as the Term Loan is outstanding, a senior secured leverage ratio cannot be more than 3.0 as calculated as of the quarters ending June or September, and no more than 4.5 as calculated as of the quarters ending December or March.

Certain restrictions are also imposed by the credit agreement, including restrictions on the Company’s ability to incur additional indebtedness, to pay distributions to unitholders, to pay certain inter-company dividends or distributions, repurchase units, make investments, grant liens, sell assets, make acquisitions and engage in certain other activities.

At December 31, 2019, $130.0 million of the Term Loan was outstanding, $112.7 million was outstanding under the revolving credit facility, $1.2 million of hedge positions were secured under the credit agreement, and $4.4 million of letters of credit were issued and outstanding. At September 30, 2019, $92.5 million of the Term Loan was outstanding, $61.5 million was outstanding under the revolving credit facility, $7.7 million of hedge positions were secured under the credit agreement, and $4.6 million of letters of credit were issued and outstanding.

At December 31, 2019, availability was $162.4 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio. At September 30, 2019, availability was $126.1 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio.

12) Income Taxes

 The accompanying financial statements are reported on a fiscal year, however, the Company and its corporate subsidiaries file Federal and State income tax returns on a calendar year.

The current and deferred income tax expense (benefit) for the three months ended December 31, 2019, and 2018 are as follows:

	Three Months Ended
	December 31,
(in thousands)	2019	2018
Income before income taxes	$39,537	$3,288
Current income tax expense	10,446	1,589
Deferred income tax expense (benefit)	1,336	(616)
Total income tax expense	$11,782	$973

At December 31, 2019, we did not have unrecognized income tax benefits.

Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense. We file U.S. Federal income tax returns and various state and local returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. For our Federal income tax returns we have four tax years subject to examination. In our major state tax jurisdictions of New York, Connecticut and Pennsylvania, we have four years that are subject to examination. In the state tax jurisdiction of New Jersey we have five tax years that are subject to examination. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, based on our assessment of many factors, including past experience and interpretation of tax law, we believe that our provision for income taxes reflect the most probable outcome. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

13) Leases

The Company has entered into certain operating leases for office space, vehicles and other equipment with lease terms between one to twenty years, expiring between 2020 and 2039. Some of the Company’s real estate property lease agreements have options to extend the leases for up to five years.

The Company determines if an arrangement is a lease at inception.  Lease liabilities are measured at the lease commencement date in an amount equal to the present value of the lease payments over the lease term.  Right-of-use (“ROU”) assets are recognized based on the amount of the lease liability adjusted for any lease payments made to the lessor at or before the commencement date, minus any lease incentives received, plus any initial direct costs incurred.   Renewal options are included in the calculation of the ROU asset and lease liability when it is determined that they are reasonably certain of exercise.

Certain of our lease arrangements contain non-lease components such as common area maintenance.  We have elected to account for the lease component and its associated non-lease components as a single lease component.  Leases with an initial term of 12 months or less are not recognized on our balance sheet. The Company has leases that have variable payments, including lease payments where lease payment increases are based on the percentage change in the Consumer Price Index. For such leases payment at the lease commencement date is used to measure the ROU assets and operating lease liabilities. Changes in the index and other variable payments are expensed as incurred.  The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate, because the interest rate implicit in our operating leases is not readily determinable. The basis for an incremental borrowing rate was our Term Loan, market-based yield curves and comparable debt securities.

A summary of total lease costs and other information for the three months ended December 31, 2019 is as follows:

Three Months Ended
December 31,
(in thousands)	2019
Lease cost:
Operating lease cost	$6,599
Short-term lease cost	192
Variable lease cost	1,010
Total lease cost	$7,801

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,381
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,010
Weighted-average remaining lease term - operating leases	7.4
Weighted-average discount rate - operating leases	4.8%

Maturities of operating lease liabilities as of December 31, 2019 are as follows:

December 31,
(in thousands)	2019
Remaining nine months of fiscal year 2020	$18,658
2021	22,141
2022	17,718
2023	14,396
2024	12,235
Thereafter	45,467
Total undiscounted lease payments	130,615
Less imputed interest	(21,706)
Total lease liabilities	$108,909

Maturities of operating lease liabilities presented undiscounted under ASC Topic 840 as prescribed by ASC Topic 842 as of September 30, 2019 are as follows:

September 30,
(in thousands)	2019
2020	$24,082
2021	20,875
2022	16,687
2023	13,344
2023	11,114
Thereafter	43,506
Total future minimum lease payments	$129,608

14) Supplemental Disclosure of Cash Flow Information

	Three Months Ended
Cash paid during the period for:	December 31,
(in thousands)	2019	2018
Income taxes, net	$4,750	$3,811
Interest	$3,126	$2,441

15) Commitments and Contingencies

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

16) Earnings Per Limited Partner Unit

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

The following presents the net income allocation and per unit data using this method for the periods presented:

	Three Months Ended
Basic and Diluted Earnings Per Limited Partner:	December 31,
(in thousands, except per unit data)	2019	2018
Net income	$27,755	$2,315
Less General Partner’s interest in net income	192	15
Net income available to limited partners	27,563	2,300
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	4,351	—
Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$23,212	$2,300
Per unit data:
Basic and diluted net income available to limited partners	$0.58	$0.04
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	0.09	—
Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$0.49	$0.04
Weighted average number of Limited Partner units outstanding	47,266	52,905

17) Subsequent Events

Quarterly Distribution Declared

In January 2020, we declared a quarterly distribution of $0.125 per unit, or $0.50 per unit on an annualized basis, on all Common Units with respect to the first quarter of fiscal 2020, payable on February 4, 2020, to holders of record on January 27, 2020. The amount of distributions in excess of the minimum quarterly distribution of $0.0675 are distributed in accordance with our Partnership Agreement, subject to the management incentive compensation plan. As a result, $5.8 million will be paid to the Common Unit holders, $0.2 million to the General Partner unit holders (including $0.2 million of incentive distribution as provided in our Partnership Agreement) and $0.2 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Units Repurchased and Retired

In accordance with the Repurchase Plan, from January 1, 2020 to January 31, 2020, the Company repurchased and retired 0.2 million Common Units at an average price paid of $9.48 per unit.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on our financial performance, the price and supply of the products that we sell, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including climate change, environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, potential cyber-attacks, general economic conditions and new technology. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the headings “Risk Factors” and “Business Strategy.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Impact on Liquidity of Increases in Wholesale Product Cost

Our liquidity is adversely impacted in times of increasing wholesale product costs, as we must use more cash to fund our hedging requirements as well as the increased levels of accounts receivable and inventory. This may result in higher interest expense as a result of increased working capital borrowing to finance higher receivables and/or inventory balances. We may also incur higher bad debt expense and credit card processing costs as a result of higher selling prices as well as higher vehicle fuel costs due to the increase in energy costs.  In addition, our liquidity can be adversely impacted by sudden and sharp decreases in wholesale product costs, due to the increased margin requirements for futures contracts and collateral requirements for options and swaps that we use to manage market risks.

Liquid Product Price Volatility

Volatility, which is reflected in the wholesale price of liquid products, including home heating oil, propane and motor fuels, has a larger impact on our business when prices rise. Consumers are price sensitive to heating cost increases, which can lead to increased gross customer losses. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces, and is closely linked to the price of diesel fuel. The volatility in the wholesale cost of diesel fuel as measured by the New York Mercantile Exchange (“NYMEX”), for the fiscal years ending September 30, 2016, through 2020, on a quarterly basis, is illustrated in the following chart (price per gallon):

	Fiscal 2020 (a)		Fiscal 2019		Fiscal 2018		Fiscal 2017		Fiscal 2016
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$1.86	$2.05	$1.66	$2.44	$1.74	$2.08	$1.39	$1.70	$1.08	$1.61
March 31	—	—	1.70	2.04	1.84	2.14	1.49	1.70	0.87	1.26
June 30	—	—	1.78	2.12	1.96	2.29	1.37	1.65	1.08	1.57
September 30	—	—	1.75	2.08	2.05	2.35	1.45	1.86	1.26	1.53

(a)	On January 31, 2020, the NYMEX ultra low sulfur diesel contract closed at $1.62 per gallon or $0.33 per gallon lower than the average of $1.95 in the first quarter of Fiscal 2020.

Execution of Fifth Amended and Restated Revolving Asset-based Credit Agreement

On December 4, 2019, the Company refinanced its credit facility and entered into the fifth amended and restated revolving credit facility agreement with a bank syndicate of eleven participants, which enables the Company to borrow up to $300 million ($450 million during the heating season of December through April of each year) on a revolving line of credit for working capital purposes (subject to certain borrowing base limitations and coverage ratios), provides for a $130 million five-year senior secured term loan, allows for the issuance of up to $25 million in letters of credit, and extends the maturity date of the previous agreement to December 4, 2024. Proceeds from the new term loan were used to repay the $90.0 million outstanding balance of the term loan and $40.0 million of the revolving credit facility borrowings under the old credit facility.  Availability as a result of the new credit agreement increased $40.0 million.

Consistent with the fourth amended and restated revolving credit facility, under the Company’s fifth amended and restated credit agreement, in order to repurchase Common Units we must maintain availability of $45 million, equivalent to 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase.

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

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2020	$31,759	$27,619
2021	26,452	21,309
2022	22,889	19,600
2023	19,607	17,813
2024	15,823	16,771
2025	12,974	16,279

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

Under these contracts, we are entitled to a payment if the total number of degree days within the hedge period is less than the ten year average. The “Payment Thresholds,” or strikes, are set at various levels. Conversely, we are obligated to make a payment capped at $5.0 million if degree days exceed the ten-year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year. For the first quarter of fiscal 2020 and 2019, we recorded a charge of $3.0 million and $2.0 million, respectively, for amounts payable under our weather hedge contracts, reflecting colder weather than the ten year average. While the weather hedge period (November 1-December 31, 2019) was colder and resulted in a charge of $3.0 million, warmer temperatures in January 2020 resulted in a complete reversal of this charge (under the guidelines of the weather hedge). For fiscal 2020 and 2021, the maximum that the Company can receive annually is $12.5 million and the maximum that the Company would be obligated to pay annually is $5.0 million.

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2020			2019			2018
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	23,900	23,100	800	26,200	25,400	800	24,700	19,900	4,800
Second Quarter	—	—	—	12,600	22,300	(9,700)	14,100	18,900	(4,800)
Third Quarter	—	—	—	7,100	15,900	(8,800)	7,900	16,200	(8,300)
Fourth Quarter	—	—	—	13,200	20,600	(7,400)	13,100	19,400	(6,300)
Total	23,900	23,100	800	59,100	84,200	(25,100)	59,800	74,400	(14,600)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2020			2019			2018
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	5.3%	5.1%	0.2%	5.8%	5.6%	0.2%	5.4%	4.3%	1.1%
Second Quarter	—	—	—	2.8%	5.0%	(2.2%)	3.0%	4.1%	(1.1%)
Third Quarter	—	—	—	1.6%	3.5%	(1.9%)	1.7%	3.5%	(1.8%)
Fourth Quarter	—	—	—	2.7%	4.2%	(1.5%)	2.9%	4.3%	(1.4%)
Total	5.3%	5.1%	0.2%	12.9%	18.3%	(5.4%)	13.0%	16.2%	(3.2%)

For the three months ended December 31, 2019, the Company gained 800 accounts (net), or 0.2%, of its home heating oil and propane customer base, compared to 800 accounts gained (net), or 0.2%, of its home heating oil and propane customer base, during the three months ended December 31, 2018. Gross customer gains were 2,300 less than the prior year’s comparable period, and gross customer losses were also 2,300 accounts less.

During the three months ended December 31, 2019, we estimate that we lost 0.4% of our home heating oil and propane accounts to natural gas conversions versus 0.4% for the three months ended December 31, 2018 and 0.3% three months ended December 31, 2017.  Losses to natural gas in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates.

Acquisitions

The timing of acquisitions and the types of products sold by the acquired companies will impact year-over-year comparisons.  During the three months ended December 31, 2019, the Company acquired a product dealer.  During fiscal 2019 the Company completed three acquisitions. The following tables detail the Company’s acquisition activity and the volumes sold by the acquired company during the 12-month period prior to the date of acquisition.

(in thousands of gallons)
Fiscal 2020 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Other Petroleum Products	Total
1	October	1,085	—	1,085
		1,085	—	1,085

(in thousands of gallons)
Fiscal 2019 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Other Petroleum Products	Total
1	November	130	—	130
2	January (a)	—	—	—
3	May	13,200	6,772	19,972
		13,330	6,772	20,102

(a)

The business acquired in January 2019 did not sell any petroleum products. The subcontractor acquisition had revenue of approximately $11 million during the 12 month period prior to date of acquisition, and Star accounted for approximately 60% of its revenue (any such revenue is eliminated in consolidation, but the Company benefits from lower costs related to such revenue).

Seasonality

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

Three Months Ended December 31, 2019

Compared to the Three Months Ended December 31, 2018

Volume

For the three months ended December 31, 2019, retail volume of home heating oil and propane sold decreased by 6.2 million gallons, or 5.5%, to 107.1 million gallons, compared to 113.3 million gallons for the three months ended December 31, 2018. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended December 31, 2019 were 2.4% warmer than the three months ended December 31, 2018. Temperatures during the three months ended December 31, 2019 were 2.3% warmer than normal, as reported by NOAA. For the twelve months ended December 31, 2019, net customer attrition for the base business was 5.4%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended December 31, 2018	113.3
Acquisitions	4.3
Impact of warmer temperatures	(1.9)
Net customer attrition	(7.2)
Other	(1.4)
Change	(6.2)
Volume - Three months ended December 31, 2019	107.1

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended December 31, 2019, compared to the three months ended December 31, 2018:

	Three Months Ended
Customers	December 31, 2019	December 31, 2018
Residential Variable	42.2%	41.4%
Residential Price-Protected (Ceiling and Fixed Price)	45.6%	45.7%
Commercial/Industrial	12.2%	12.9%
Total	100.0%	100.0%

Volume of other petroleum products sold decreased by 0.5 million gallons, or 1.2%, to 41.4 million gallons for the three months ended December 31, 2019, compared to 41.9 million gallons for the three months ended December 31, 2018.

Product Sales

For the three months ended December 31, 2019, product sales decreased by $26.0 million, or 5.7%, to $432.7 million, compared to $458.7 million for the three months ended December 31, 2018 due to the impact of lower home heating oil and propane volume and lower selling prices of motor fuel sales.

Installations and Services

For the three months ended December 31, 2019, installation and service revenue remained similar compared to the three months ended December 31, 2018 at $76.3 million. Service sales declined by $0.6 million as a decline in the base business of $3.8 million, largely due to net customer attrition, was partially offset by additional revenues from acquisitions of $3.2 million. Installation sales rose by $0.6 million as the additional revenue from acquisitions of $2.4 million was reduced by a decline in the base business of $1.8 million largely due to net customer attrition.

Cost of Product

For the three months ended December 31, 2019, cost of product decreased $18.6 million, or 6.1%, to $287.7 million, compared to $306.2 million for the three months ended December 31, 2018, largely due to a decrease in total volume sold of 4.3%, and a $0.0358 per gallon, or 1.8%, decrease in wholesale product cost.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended December 31, 2019 increased by $0.0049 per gallon, or 0.4%, to $1.2564 per gallon, from $1.2515 per gallon during the three months ended December 31, 2018. The market conditions experienced during the three months ended December 31, 2018 created an opportunity for margin expansion and contributed to an increase in home heating oil and propane margins of $0.1322 per gallon versus the prior year’s comparable quarter. Similar market conditions did not exist during the three months ended December 31, 2019 which tempered per gallon margin expansion. Going forward, we cannot assume that the per gallon margins realized during the three months ending December 31, 2019 are sustainable.

Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	December 31, 2019		December 31, 2018
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	107.1		113.3
Sales	$343.4	$3.2048	$364.2	$3.2133
Cost	$208.8	$1.9484	$222.4	$1.9618
Gross Profit	$134.6	$1.2564	$141.8	$1.2515

Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	41.4		41.9
Sales	$89.3	$2.1562	$94.5	$2.2536
Cost	$78.9	$1.9049	$83.8	$2.0000
Gross Profit	$10.4	$0.2513	$10.7	$0.2536

Total Product	Amount (in millions)	Amount (in millions)
Sales	$432.7	$458.7
Cost	$287.7	$306.2
Gross Profit	$145.0	$152.5

For the three months ended December 31, 2019, total product gross profit was $145.0 million, which was $7.5 million, or 4.9% less than the three months ended December 31, 2018, as a decrease in home heating oil and propane volume ($7.8 million) and a slight decrease in gross profit from other petroleum products ($0.2 million) was partially offset by an increase in home heating oil and propane margins ($0.5 million).

Cost of Installations and Services

Total installation costs for the three months ended December 31, 2019 decreased slightly to $24.8 million or 0.3%, compared to $24.9 million in installation costs for the three months ended December 31, 2018. Installation costs as a percentage of installation sales were 81.1% for the three months ended December 31, 2019 and 82.9% for the three months ended December 31, 2018.

Service expense decreased by $0.6 million, or 1.2%, to $48.9 million for the three months ended December 31, 2019, representing 107.0% of service sales, versus $49.5 million, or 106.7% of service sales, for the three months ended December 31, 2018.  We realized a combined gross profit from service and installation of $2.6 million for the three months ended December 31, 2019 compared to $2.0 million for the three months ended December 31, 2018. Management views the service and installation department on a combined basis because many overhead functions cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended December 31, 2019, the change in the fair value of derivative instruments resulted in a $6.4 million credit due to an increase in the market value for unexpired hedges ($2.5 million credit), and a $3.9 million credit due to the expiration of certain hedged positions.

During the three months ended December 31, 2018, the change in the fair value of derivative instruments resulted in a $31.0 million charge due to a decrease in the market value for unexpired hedges (a $26.6 million charge), and a $4.4 million charge due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the three months ended December 31, 2019, delivery and branch expenses decreased $6.0 million, or 5.8%, to $96.7 million, compared to $102.7 million for the three months ended December 31, 2018, as the additional costs from acquisitions of $3.9 million and an increase in the amount due under our weather hedge contract of $1.1 million was more than offset by an $11.0 million, or 10.9%, decrease in expenses within the base business.  The decrease in the base business was attributable to a $2.8 million, or 9.2%, decline in direct delivery costs due to lower volume, a $2.6 million decrease in expenses related to our concierge level of service program (which was greatly curtailed in January 2019), and other reductions in operating costs totaling $5.6 million, or 5.6%, as we continue to improve our operating efficiency. During the first quarter of fiscal 2020, we recorded a charge of $3.0 million under our weather hedge contract, or $1.1 million higher than the prior year’s comparable quarter, due to colder weather experienced during the weather hedge period. While the weather hedge period (November 1-December 31, 2019) was colder and resulted in a charge of $3.0 million, warmer temperatures in January 2020 resulted in a complete reversal of this charge (under the guidelines of the weather hedge). In addition, even as temperatures during November and December 2019 were colder than the corresponding months in 2018, temperatures for the entire first quarter were 2.4% warmer year-over-year due to October 2019 being over 30% warmer than October 2018.

Depreciation and Amortization Expenses

For the three months ended December 31, 2019, depreciation and amortization expense increased $1.4 million, or 16.9% to $9.1 million, compared to $7.7 million for the three months ended December 31, 2018, largely due to acquisitions.

General and Administrative Expenses

For the three months ended December 31, 2019, general and administrative expenses decreased by $1.3 million or 16.8%, to $6.5 million, from $7.8 million for the three months ended December 31, 2018, primarily due to lower legal and professional fees of $1.0 million, lower pension plan expense of $0.2 million, and other savings of $0.1 million.

Finance Charge Income

For the three months ended December 31, 2019, finance charge income decreased from $0.9 million at December 31, 2018 to $0.7 million at December 31, 2019, primarily due to lower customer late payment charges.

Interest Expense, Net

For the three months ended December 31, 2019, net interest expense increased by $0.2 million, or 6.5%, to $2.7 million compared to $2.5 million for the three months ended December 31, 2018. Interest expense rose by $0.3 million primarily due to an increase in average borrowings of $42.5 million from $141.6 million during the three months ended December 31, 2018 to $184.1 million during the three months ended December 31, 2019 that was partially offset by a decrease in the weighted average interest rate from 5.6% during the three months ended December 31, 2018 to 5.1% during the three months ended December 31, 2019. The increase in average borrowings of $42.5 million was largely used to fund acquisitions.  To hedge against rising interest rates, the Company entered into an interest rate swap in August 2018 that fixes the interest rate for $43.8 million, or 34%, of our long term debt as of December 31, 2019.

Amortization of Debt Issuance Costs

For the three months ended December 31, 2019, amortization of debt issuance cost decreased from at $0.3 million at December 31, 2018 to $0.2 million at December 31, 2019.

Income Tax Expense

For the three months ended December 31, 2019, the Company’s income tax expense increased by $10.8 million to $11.8 million, from $1.0 million for the three months ended December 31, 2018, due to an increase in income before income taxes of $36.2 million that was primarily due to a $37.5 million non-cash favorable change in the fair market value of derivative instruments.

Net Income

For the three months ended December 31, 2019, net income increased $25.4 million to $27.8 million primarily due to a favorable change in the fair value of derivative instruments of $37.5 million and an increase in the Adjusted EBITDA of $0.2 million, described below, partially offset by an increase in income tax expense of $10.8 million due to the increase in income before income tax.

Adjusted EBITDA

For the three months ended December 31, 2019, Adjusted EBITDA increased by $0.2 million, or 0.5%, to $45.1 million. While acquisitions provided $2.8 million of Adjusted EBITDA, Adjusted EBITDA in the base business decreased by $2.6 million as the impact of lower volume sold, due to net customer attrition, and slightly warmer weather and the increase in the amount due under the Company’s weather hedge of $1.1 million more than offset a slight increase in home heating oil and propane per gallon margins and lower operating expenses of $12.3 million. While the weather hedge period (November 1-December 31, 2019) was colder and resulted in a charge of $3.0 million, warmer temperatures in January 2020 resulted in a complete reversal of this charge (under the guidelines of the weather hedge). In addition, even as temperatures during November and December, 2019 were colder than the corresponding months in 2018, temperatures for the entire first quarter were 2.4% warmer year-over-year due to October 2019 being over 30% warmer than October 2018.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provide additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended December 31,
(in thousands)	2019	2018
Net income	$27,755	$2,315
Plus:
Income tax expense	11,782	973
Amortization of debt issuance cost	235	259
Interest expense, net	2,679	2,516
Depreciation and amortization	9,050	7,745
EBITDA (a)	51,501	13,808
(Increase) / decrease in the fair value of derivative instruments	(6,417)	31,039
Adjusted EBITDA (a)	45,084	44,847
Add / (subtract)
Income tax expense	(11,782)	(973)
Interest expense, net	(2,679)	(2,516)
Provision for losses on accounts receivable	1,010	1,529
Increase in accounts receivables	(85,745)	(95,743)
Increase in inventories	(15,427)	(20,187)
Decrease in customer credit balances	(15,898)	(14,120)
Change in deferred taxes	1,336	(616)
Change in other operating assets and liabilities	32,510	24,888
Net cash used in operating activities	$(51,591)	$(62,891)
Net cash used in investing activities	$(7,663)	$(8,112)
Net cash provided by financing activities	$68,897	$80,261

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

Operating Activities

Due to the seasonal nature of our business, cash is generally used in operations during the winter (our first and second fiscal quarters) as we require additional working capital to support the high volume of sales during this period, and cash is generally provided by operating activities during the spring and summer (our third and fourth fiscal quarters) when customer payments exceed the cost of deliveries.

During the three months ended December 31, 2019, cash used in operating activities decreased $11.3 million to $51.6 million, compared to $62.9 million of cash used in operating activities during the three months ended December 31, 2018.  The decrease was driven by an $8.2 million favorable change in accounts receivable (including customer credit balances) due to improved collections, a $6.2 million favorable change in accounts payable due primarily to the timing of inventory purchases, a $4.8 million favorable change in inventory due primarily to 1.7 million more gallons of liquid product on hand as of December 31, 2019 as compared to December 31, 2018, $1.8 million lower escheatment payments to state authorities, and $1.1 million of other changes in working capital, which were partially offset by an increase in income tax expense of $10.8 million primarily due to a favorable non cash change in the fair market value of derivative instruments of $37.5 million.

Investing Activities

Our capital expenditures for the three months ended December 31, 2019 totaled $3.0 million, as we invested in computer hardware and software ($1.0 million), refurbished certain physical plants ($0.8 million), expanded our propane operations ($0.4 million) and made additions to our fleet and other equipment ($0.8 million).

During the three months ended December 31, 2019, we deposited $3.9 million into an irrevocable trust to secure certain liabilities for our captive insurance company and another $0.3 million of earnings were reinvested into the irrevocable trust. The cash deposited into the trust is shown on our balance sheet as captive insurance collateral and, correspondingly, reduced cash on our balance sheet.  We believe that investments into the irrevocable trust will lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

During the three months ended December 31, 2019, the Company acquired the customer list and the assets of a heating oil dealer for an aggregate purchase price of approximately $0.5 million.

Our capital expenditures for the three months ended December 31, 2018 totaled $4.0 million, as we invested in computer hardware and software ($2.0 million), refurbished certain physical plants ($0.4 million), expanded our propane operations ($1.0 million) and made additions to our fleet and other equipment ($0.6 million).

During the three months ended December 31, 2018, we deposited $4.2 million into an irrevocable trust to secure certain liabilities for our captive insurance company and another $0.3 million of earnings were reinvested into the irrevocable trust.

Financing Activities

During the three months ended December 31, 2019, we refinanced our five-year term loan and the revolving credit facility with the execution of the fifth amended and restated revolving credit facility agreement.  The $130 million of proceeds from the new term loan were used to repay the $90.0 million outstanding balance of the term loan, $39.0 million of the revolving credit facility borrowings under the old credit facility, and $1.0 million of debt issuance costs.  We also paid an additional $0.3 million of debt issuance costs, borrowed $90.2 million under our revolving credit facility to finance our working capital, repaid $2.5 million of our tem loan, repurchased 1.3 million Common Units for $12.1 million in connection with our unit repurchase plan, and paid distributions of $5.9 million to our Common Unit holders and $0.2 million to our General Partner unit holders (including $0.2 million of incentive distributions as provided in our Partnership Agreement).

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

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of December 31, 2019 ($14.5 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and reduced from subsequent seasonal reductions in inventory and accounts receivable. As of December 31, 2019, we had $112.7 million in borrowings under our revolving credit facility, $130.0 million under our term loan and $4.4 million in letters of credit outstanding.

Under the terms of our credit agreement, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 15% of the maximum facility size and a fixed charge coverage ratio of not less than 1.15. We must also maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 4.5 as of December 31st or March 31st. As of December 31, 2019, Availability, as defined in the credit agreement, was $162.4 million, and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for the remainder of fiscal 2020 are estimated to be approximately $8.8 million to $9.8 million, excluding the capital requirements for leased fleet. In addition, we plan to invest approximately $0.8 million to $1.0 million in our propane operations. Distributions for the balance of fiscal 2020, at the current quarterly level of $0.1250 per unit, would result in an aggregate of approximately $17.4 million to Common Unit holders, $0.6 million to the General Partner (including $0.6 million of incentive distribution as provided for in our Partnership Agreement) and $0.6 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. Under the terms of our credit facility, our term loan is repayable in quarterly payments of $3.25 million with the first payment due March 31, 2020, and, depending on our fiscal 2020 results, we may be required to make an additional payment (See Note 11 - Long-Term Debt and Bank Facility Borrowings). In addition, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

Contractual Obligations and Off-Balance Sheet Arrangements

There has been no material change to Contractual Obligations and Off-Balance Sheet Arrangements since our September 30, 2019 Form 10-K disclosure and therefore, the table has not been included in this Form 10-Q.

Recent Accounting Pronouncements

Refer to Note 2 – Summary of Significant Accounting Policies for discussion regarding the impact of accounting standards that were recently adopted and issued but not yet effective, on our consolidated financial statements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At December 31, 2019, we had outstanding borrowings totaling $242.7 million, which are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $1.7 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at December 31, 2019, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $13.7 million to a fair market value of $12.9 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $8.7 million to a fair market value of $(9.5) million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2019. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

c) Other

The General Partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of the General Partner have concluded, as of December 31, 2019, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

Item 1A.

Risk Factors

In addition to the other information set forth in this Report, investors should carefully review and consider the information regarding certain factors, which could materially affect our business, results of operations, financial condition and cash flows set forth in Part I Item 1A. “Risk Factors” in our Fiscal 2019 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Note 4 to the Condensed Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the three months ended December 31, 2019 is incorporated into this Item 2 by reference.

Item 6.

Exhibits

(a)	Exhibits Included Within:

10.24	Unit Purchase Agreement, dated as of December 6, 2019, between the Company and Cat Rock Capital Management, L.P.

31.1	Certification of Chief Executive Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Star Group, L.P. Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Group, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary Kestrel Heat LLC (Principal Financial Officer)	February 3, 2020

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller Kestrel Heat LLC (Principal Accounting Officer)	February 3, 2020