Form 10-Q
period 2020-03-31
STAR GROUP, L.P.
filed 2020-05-04
CIK 1002590

!8

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

At April 30, 2020, the registrant had 45,197,331 Common Units outstanding.

STAR GROUP, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2020	2019
(in thousands)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,301	$4,899
Receivables, net of allowance of $9,017 and $8,378, respectively	187,091	120,245
Inventories	52,826	64,788
Prepaid expenses and other current assets	43,319	36,898
Total current assets	293,537	226,830
Property and equipment, net	95,204	98,239
Operating lease right-of-use assets	103,672	—
Goodwill	244,574	244,574
Intangibles, net	98,245	107,688
Restricted cash	250	250
Captive insurance collateral	65,776	58,490
Deferred charges and other assets, net	17,823	16,635
Total assets	$919,081	$752,706
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$23,898	$33,973
Revolving credit facility borrowings	24,043	24,000
Fair liability value of derivative instruments	14,017	8,262
Current maturities of long-term debt	13,000	9,000
Current portion of operating lease liabilities	19,567	—
Accrued expenses and other current liabilities	158,989	120,839
Unearned service contract revenue	65,176	61,213
Customer credit balances	36,202	68,270
Total current liabilities	354,892	325,557
Long-term debt	116,188	120,447
Long-term operating lease liabilities	89,373	—
Deferred tax liabilities, net	20,229	20,116
Other long-term liabilities	22,444	25,746
Partners’ capital
Common unitholders	334,968	279,709
General partner	(1,792)	(1,968)
Accumulated other comprehensive loss, net of taxes	(17,221)	(16,901)
Total partners’ capital	315,955	260,840
Total liabilities and partners’ capital	$919,081	$752,706

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per unit data - unaudited)	2020	2019	2020	2019
Sales:
Product	$481,275	$637,400	$913,963	$1,096,107
Installations and services	61,788	62,182	138,045	138,502
Total sales	543,063	699,582	1,052,008	1,234,609
Cost and expenses:
Cost of product	285,350	415,639	573,023	721,865
Cost of installations and services	61,273	65,394	134,942	139,711
(Increase) decrease in the fair value of derivative instruments	11,670	(13,401)	5,253	17,638
Delivery and branch expenses	85,463	110,684	182,189	213,357
Depreciation and amortization expenses	9,089	7,858	18,139	15,603
General and administrative expenses	5,422	9,849	11,928	17,664
Finance charge income	(1,321)	(1,443)	(2,034)	(2,294)
Operating income	86,117	105,002	128,568	111,065
Interest expense, net	(2,756)	(3,194)	(5,435)	(5,710)
Amortization of debt issuance costs	(253)	(244)	(488)	(503)
Income before income taxes	83,108	101,564	122,645	104,852
Income tax expense	24,700	29,239	36,482	30,212
Net income	$58,408	$72,325	$86,163	$74,640
General Partner’s interest in net income	409	454	601	469
Limited Partners’ interest in net income	$57,999	$71,871	$85,562	$74,171

Basic and diluted income per Limited Partner Unit (1):	$1.03	$1.15	$1.52	$1.19
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	46,244	51,427	46,760	52,174

(1)	See Note 16 - Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands - unaudited)	2020	2019	2020	2019
Net income	$58,408	$72,325	$86,163	$74,640
Other comprehensive income:
Unrealized gain on pension plan obligation (1)	455	457	910	911
Tax effect of unrealized gain on pension plan obligation	(133)	(125)	(258)	(249)
Unrealized gain on captive insurance collateral	107	905	43	1,294
Tax effect of unrealized gain on captive insurance collateral	(15)	(194)	(7)	(276)
Unrealized loss on interest rate hedges	(1,716)	(367)	(1,382)	(1,112)
Tax effect of unrealized loss on interest rate hedges	460	95	374	292
Total other comprehensive income (loss)	(842)	771	(320)	860
Total comprehensive income	$57,566	$73,096	$85,843	$75,500

(1)	This item is included in the computation of net periodic pension cost.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Three Months Ended March 31, 2020
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of December 31, 2019	46,404	326	$289,268	$(1,991)	$(16,379)	$270,898
Net income	—	—	57,999	409	—	58,408
Unrealized gain on pension plan obligation	—	—	—	—	455	455
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(133)	(133)
Unrealized gain on captive insurance collateral	—	—	—	—	107	107
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(15)	(15)
Unrealized loss on interest rate hedges	—	—	—	—	(1,716)	(1,716)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	460	460
Distributions	—	—	(5,788)	(210)	—	(5,998)
Retirement of units (1)	(782)	—	(6,511)	—	—	(6,511)
Balance as of March 31, 2020 (unaudited)	45,622	326	$334,968	$(1,792)	$(17,221)	$315,955

	Three Months Ended March 31, 2019
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of December 31, 2018	52,489	326	$328,633	$(1,416)	$(17,952)	$309,265
Net income	—	—	71,871	454	—	72,325
Unrealized gain on pension plan obligation	—	—	—	—	457	457
Tax effect of unrealized gain on pension plan	—	—	—	—	(125)	(125)
Unrealized gain on captive insurance collateral	—	—	—	—	905	905
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(194)	(194)
Unrealized loss on interest rate hedges	—	—	—	—	(367)	(367)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	95	95
Distributions	—	—	(6,120)	(184)	—	(6,304)
Retirement of units (1)	(2,187)	—	(20,636)	—	—	(20,636)
Balance as of March 31, 2019 (unaudited)	50,302	326	$373,748	$(1,146)	$(17,181)	$355,421
(1)	See Note 4 – Common Unit Repurchase and Retirement.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Six Months Ended March 31, 2020
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2019	47,685	326	$279,709	$(1,968)	$(16,901)	$260,840
Net income	—	—	85,562	601	—	86,163
Unrealized gain on pension plan obligation	—	—	—	—	910	910
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(258)	(258)
Unrealized gain on captive insurance collateral	—	—	—	—	43	43
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(7)	(7)
Unrealized loss on interest rate hedges	—	—	—	—	(1,382)	(1,382)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	374	374
Distributions	—	—	(11,728)	(425)	—	(12,153)
Retirement of units (1)	(2,063)	—	(18,575)	—	—	(18,575)
Balance as of March 31, 2020 (unaudited)	45,622	326	$334,968	$(1,792)	$(17,221)	$315,955

	Six Months Ended March 31, 2019
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2018	53,088	326	$329,129	$(1,303)	$(18,041)	$309,785
Impact of adoption of ASU No. 2014-09	—	—	9,164	60	—	9,224
Net income	—	—	74,171	469	—	74,640
Unrealized gain on pension plan obligation	—	—	—	—	911	911
Tax effect of unrealized gain on pension plan	—	—	—	—	(249)	(249)
Unrealized gain on captive insurance collateral	—	—	—	—	1,294	1,294
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(276)	(276)
Unrealized loss on interest rate hedges	—	—	—	—	(1,112)	(1,112)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	292	292
Distributions	—	—	(12,345)	(372)	—	(12,717)
Retirement of units (1)	(2,786)	—	(26,371)	—	—	(26,371)
Balance as of March 31, 2019 (unaudited)	50,302	326	$373,748	$(1,146)	$(17,181)	$355,421
(1)	See Note 4 – Common Unit Repurchase and Retirement.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
(in thousands - unaudited)	2020	2019
Cash flows provided by (used in) operating activities:
Net income	$86,163	$74,640
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	5,253	17,638
Depreciation and amortization	18,627	16,106
Provision for losses on accounts receivable	3,203	4,968
Change in deferred taxes	222	(9,335)
Change in weather hedge contract receivable/payable	(10,053)	2,110
Changes in operating assets and liabilities:
Increase in receivables	(69,562)	(159,249)
Decrease (increase) in inventories	12,008	(3,741)
Decrease in other assets	4,812	12,778
Decrease in accounts payable	(8,910)	(2,364)
Decrease in customer credit balances	(32,462)	(38,476)
Increase in other current and long-term liabilities	41,574	42,564
Net cash provided by (used in) operating activities	50,875	(42,361)
Cash flows provided by (used in) investing activities:
Capital expenditures	(5,684)	(6,814)
Proceeds from sales of fixed assets	201	746
Purchase of investments	(7,218)	(7,571)
Acquisitions	(496)	(13,671)
Net cash used in investing activities	(13,197)	(27,310)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	90,202	139,331
Revolving credit facility repayments	(127,659)	(25,831)
Loan issuance	130,000	—
Term loan repayments	(92,500)	(2,500)
Distributions	(12,153)	(12,717)
Unit repurchases	(18,575)	(26,371)
Customer retainage payments	(300)	(357)
Payments of debt issue costs	(1,291)	(43)
Net cash (used in) provided by financing activities	(32,276)	71,512
Net increase in cash, cash equivalents, and restricted cash	5,402	1,841
Cash, cash equivalents, and restricted cash at beginning of period	5,149	14,781
Cash, cash equivalents, and restricted cash at end of period	$10,551	$16,622

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

The Company is organized as follows:

•

Star is a limited partnership, which at March 31, 2020, had outstanding 45.6 million Common Units (NYSE: “SGU”), representing a 99.3% limited partner interest in Star, and 0.3 million general partner units, representing a 0.7% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).  Since November 1, 2017, Star elected to be treated as a corporation for Federal income tax purposes, so both Star and its subsidiaries (that were already taxable entities) are now subject to Federal and state corporate income taxes. As a result of this election, the Company issued its last Schedule K-1’s for the 2017 calendar year, and now issues Forms 1099-DIV to unitholders.

•

Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast, Central and Southeast U.S. region retail distributor of home heating oil and propane that at March 31, 2020 served approximately 448,000 full service residential and commercial home heating oil and propane customers and 63,000 customers on a delivery only basis. We also sell gasoline and diesel fuel to approximately 26,000 customers. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including approximately 18,000 service contracts for natural gas and other heating systems.

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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Company’s business, the results of operations and cash flows for the six-month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive Income

Comprehensive income is comprised of Net income and Other comprehensive income (loss). Other comprehensive income (loss) consists of the unrealized gain on amortization on the Company’s pension plan obligation for its two frozen defined benefit pension plans, unrealized gain on available-for-sale investments, unrealized loss on interest rate hedge and the corresponding tax effects.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. At March 31, 2020, the $10.6 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $10.3 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2019, the $5.1 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $4.9 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

Captive Insurance Collateral

The captive insurance collateral is held by our captive insurance company in an irrevocable trust as collateral for certain workers’ compensation and automobile liability claims.  The collateral is required by a third party insurance carrier that insures per claim amounts above a set deductible. If we did not deposit cash into the trust, the third party carrier would require that we issue an equal amount of letters of credit, which would reduce our availability under the fifth amended and restated credit agreement.  Due to the expected timing of claim payments, the nature of the collateral agreement with the carrier, and our captive insurance company’s source of other operating cash, the collateral is not expected to be used to pay obligations within the next twelve months.

At March 31, 2020, captive insurance collateral is comprised of $60.2 million of Level 1 debt securities measured at fair value and $5.6 million of mutual funds measured at net asset value.  At September 30, 2019, the balance was comprised of $58.0 million of Level 1 debt securities measured at fair value and $0.5 million of mutual funds measured at net asset value. Unrealized gains and losses, net of related income taxes, are reported as accumulated other comprehensive gain (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in Interest expense, net, at which time the average cost basis of these securities are adjusted to fair value.

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

The Company entered into weather hedge contracts for fiscal years 2019, 2020 and 2021.  Under these contracts, we are entitled to receive a payment if the total number of degree days within the hedge period is less than the prior ten year average. The “Payment Thresholds,” or strikes, are set at various levels. In addition, we will be obligated to make a payment capped at $5.0 million if degree days exceed the Payment Threshold which approximates the prior ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year.  For fiscal 2020 and 2021 the maximum that the Company can receive annually is $12.5 million and the maximum that the Company would be obligated to pay annually is $5.0 million.  As of March 31, 2020, the Company reduced delivery and branch expense and recorded a receivable under these contracts of $10.1 million, and received the amount in full in April 2020.  As of March 31, 2019, the Company increased delivery and branch expense and recorded a payable under these contracts of $2.1 million, and paid the amount in full in April 2019.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of March 31, 2020, we had $0.2 million and $16.8 million balances included in the captions “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on our Condensed Consolidated Balance Sheet representing the remaining balance of the NETTI Fund withdrawal liability. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of March 31, 2020 and September 30, 2019 was $29.4 million and $21.1 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC Topic 842”).  The update requires all leases with a term greater than twelve months to be recognized on the balance sheet by recording (1) a lease liability that represents a lessee’s obligation to make lease payments arising from a lease, measured at the present value of the remaining lease payments; and (2) a right-of-use (“ROU”) asset that represents the lessee’s right to use a specified asset for the lease term, measured in an amount equal to the lease liability adjusted for accrued lease payments.  The standard also requires the disclosure of key information pertaining to leasing arrangements.

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

The adoption of ASC Topic 842 had a material impact to the Company’s Condensed Consolidated Balance Sheet, but did not impact the Condensed Consolidated Statement of Operations or Condensed Consolidated Statement of Partners’ Capital. The most significant changes to the Condensed Consolidated Balance Sheet relate to the recognition of the following as of October 1, 2019:  “Operating lease right-of-use assets” in the amount of $104.7 million, “Current portion of operating lease liabilities” in the amount of $20.1 million and “Long-term operating lease liabilities” in the amount of $89.9 million. The adoption of ASC Topic 842 also had no impact on operating, investing, or financing cash flows in the Condensed Consolidated Statement of Cash Flows. However, ASC Topic has significantly affected the Company’s disclosures about noncash investing activities. Additionally, the Company’s lease-related disclosures have significantly increased as of and for the six months ended March 31, 2020 as compared to prior years. See Note 13 – Leases for further details on the adoption of ASC Topic 842.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The Company adopted the ASU effective March 12, 2020.  The update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. The Company has $66.5 million of interest rate swap agreements at March 31, 2020 that are benchmarked against LIBOR, which the Company has designated as cash flow hedging derivatives.  This guidance includes practical expedients for contract modifications due to reference rate reform. The Company has elected to adopt the practical expedient that the Company may change the contractual terms of the interest rate swap agreements that is expected to be affected by reference rate reform and not be required to de-designate the hedging relationship.  The adoption did not have an impact on the Company’s consolidated financial statements and related disclosures.

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

3) Revenue Recognition

The following disaggregates our revenue by major sources for the three and six months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2020	2019	2020	2019
Petroleum Products:
Home heating oil and propane	$413,466	$554,364	$756,812	$918,566
Other petroleum products	67,809	83,036	157,151	177,541
Total petroleum products	481,275	637,400	913,963	1,096,107
Installations and Services:
Equipment installations	20,158	20,384	50,723	50,367
Equipment maintenance service contracts	27,764	26,678	55,672	54,997
Billable call services	13,866	15,120	31,650	33,138
Total installations and services	61,788	62,182	138,045	138,502
Total Sales	$543,063	$699,582	$1,052,008	$1,234,609

Deferred Contract Costs

We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We defer these costs only when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate.  Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period of approximately five years.  Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively.  At March 31, 2020 the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.5 million and $6.3 million, respectively.  At September 30, 2019 the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.4 million and $5.9 million, respectively.  During the six months ended March 31, 2020 and 2019 we recognized expense of $1.9 million each period associated with the amortization of deferred contract costs within “Delivery and branch expenses” in the Condensed Consolidated Statement of Operations.

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts.  Contract liabilities are recognized straight-line over the service contract period, generally one year or less.  As of March 31, 2020 and September 30, 2019 the Company had contract liabilities of $97.2 million and $127.0 million, respectively.  During the six months ended March 31, 2020 the Company recognized $95.7 million of revenue that was included in the September 30, 2019 contract liability balance.  During the six months ended March 31, 2019 the Company recognized $90.3 million of revenue that was included in the September 30, 2018 contract liability balance.

4) Common Unit Repurchase and Retirement

In July 2012, the Board adopted a plan to repurchase certain of the Company’s Common Units that was amended in fiscal 2018 (the “Repurchase Plan”).  Through the beginning of February 2020, the Company had repurchased approximately 11.8 million Common Units under the Repurchase Plan.  In February 2020, the Board authorized an increase of the number of Common Units that remained available for the Company to repurchase to a total of 1.1 million, of which 1.0 million were available for repurchase in open market transactions and 0.1 million were available for repurchase in privately-negotiated transactions.  During the second fiscal quarter of 2020, the Company repurchased approximately 0.8 million Common Units in open market transactions under the Repurchase Plan and repurchased 0.4 million Common Units in April 2020.  There is no guarantee of the exact number of units that will be purchased under the Repurchase Plan and the Company may discontinue purchases at any time. The Repurchase Plan does not have a time limit. The Board may also approve additional purchases of units from time to time in private transactions. The Company’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the Common Units purchased in the Repurchase Plan will be retired.

Under the Company’s fifth amended and restated credit agreement dated December 4, 2019, in order to repurchase Common Units we must maintain Availability (as defined in the fifth amended and restated credit agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase.  The Company was in compliance with this covenant as of March 31, 2020.

The following table shows repurchases under the Repurchase Plan.

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2019 total	13,340	$8.08	10,896	956

First quarter fiscal year 2020 total	1,281	$9.42	650	306	(b)

January 2020	160	$9.48	160	146
February 2020	122	$9.15	122	1,024	(c)
March 2020	500	$7.76	500	524
Second quarter fiscal year 2020 total	782	$8.33	782	524

April 2020	424	$7.71	424	100	(d)

(a)	Amount includes repurchase costs.
(b)	First quarter of fiscal year 2020 Common Units repurchased include 0.6 million Common Units acquired in a private transaction.
(c)	In February 2020, the Board authorized an increase in the number of Common Units available for repurchase from 0.1 million to 1.1 million.
(d)	The remaining 0.1 million units under the Repurchase Plan are available for repurchase in privately-negotiated transactions.

5) Captive Insurance Collateral

The Company considers all of its captive insurance collateral to be available-for-sale investments. Investments at March 31, 2020 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$5,639	$—	$—	$5,639
U.S. Government Sponsored Agencies	33,320	310	(1)	33,629
Corporate Debt Securities	22,735	724	—	23,459
Foreign Bonds and Notes	3,010	39	—	3,049
Total	$64,704	$1,073	$(1)	$65,776

Investments at September 30, 2019 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$509	$—	$—	$509
U.S. Government Sponsored Agencies	29,055	198	(3)	29,250
Corporate Debt Securities	23,831	773	—	24,604
Foreign Bonds and Notes	4,066	61	—	4,127
Total	$57,461	$1,032	$(3)	$58,490

Maturities of investments were as follows at March 31, 2020 (in thousands):

Net Carrying Amount
Due within one year	$14,402
Due after one year through five years	42,552
Due after five years through ten years	8,822
Total	$65,776

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

As of March 31, 2020, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 8.9 million gallons of swap contracts, 5.3 million gallons of call options, 4.0 million gallons of put options, and 52.8 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of March 31, 2020, held 32.6 million gallons of long future contracts, and 52.1 million gallons of short future contracts that settle in future months.  To hedge its internal fuel usage and other activities for fiscal 2020, the Company, as of March 31, 2020, held 7.3 million gallons of call options and swap contracts and 0.2 million gallons of short swap contracts that settle in future months.

As of March 31, 2019, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 7.2 million gallons of swap contracts, 2.2 million gallons of call options, 3.4 million gallons of put options, and 54.9 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of March 31, 2019, held 33.1 million gallons of long future contracts, and 50.8 million gallons of short future contracts that settle in future months. To hedge its internal fuel usage and other related activities for fiscal 2019, the Company, as of March 31, 2019, held 1.8 million gallons of swap contracts and 0.8 million gallons of short swap contracts that settle in future months.

As of March 31, 2020, the Company has interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $66.5 million, or 51%, of its long term debt.  The Company has designated its interest rate swap agreements as cash flow hedging derivatives.  To the extent these derivative instruments are effective and the accounting standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings.  As of March 31, 2020 the fair value of the swap contracts was $(3.3) million. As of September 30, 2019, the notional value of the swap contracts was $45.0 million and the fair value of the swap contracts was $(2.0) million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Toronto-Dominion Bank and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At March 31, 2020, the aggregate cash posted as collateral in the normal course of business at counterparties was $1.8 million and recorded in “Prepaid expense and other current assets.” Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of March 31, 2020, $18.6 million of hedge positions and payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at March 31, 2020
Commodity contracts	Fair liability value of derivative instruments	$35,497	$—	$35,497
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	1,673	—	1,673
Commodity contract assets at March 31, 2020		$37,170	$—	$37,170
Liability Derivatives at March 31, 2020
Commodity contracts	Fair liability value of derivative instruments	$(49,514)	$—	$(49,514)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	(1,867)	—	(1,867)
Commodity contract liabilities at March 31, 2020		$(51,381)	$—	$(51,381)
Asset Derivatives at September 30, 2019
Commodity contracts	Fair liability value of derivative instruments	$13,824	$—	$13,824
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance and other long term liabilities, net	1,466	—	1,466
Commodity contract assets September 30, 2019		$15,290	$—	$15,290
Liability Derivatives at September 30, 2019
Commodity contracts	Fair liability value of derivative instruments	$(22,086)	$—	$(22,086)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net balance and other long term liabilities, net	(1,719)	—	(1,719)
Commodity contract liabilities September 30, 2019		$(23,805)	$—	$(23,805)

The Company’s derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Long-term derivative assets included in deferred charges and other assets, net	$615	$(559)	$56	$—	$—	$56
Fair liability value of derivative instruments	35,497	(49,514)	(14,017)	—	—	(14,017)
Long-term derivative liabilities included in other long-term liabilities, net	1,058	(1,308)	(250)	—	—	(250)
Total at March 31, 2020	$37,170	$(51,381)	$(14,211)	$—	$—	$(14,211)
Long-term derivative assets included in other long-term assets, net	$16	$(16)	$—	$—	$—	$—
Fair liability value of derivative instruments	13,824	(22,086)	(8,262)	—	—	(8,262)
Long-term derivative liabilities included in other long-term liabilities, net	1,450	(1,703)	(253)	—	—	(253)
Total at September 30, 2019	$15,290	$(23,805)	$(8,515)	$—	$—	$(8,515)

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Six Months Ended March 31, 2020	Six Months Ended March 31, 2019
Commodity contracts	Cost of product (a)	$(3,700)	$14,345	$2,349	$8,193
Commodity contracts	Cost of installations and service (a)	$233	$403	$224	$650
Commodity contracts	Delivery and branch expenses (a)	$626	$271	$597	$437
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$11,670	$(13,401)	$5,253	$17,638

(a)	Represents realized closed positions and includes the cost of options as they expire.
(b)	Represents the change in value of unrealized open positions and expired options.

7) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	March 31, 2020	September 30, 2019
Product	$31,823	$43,536
Parts and equipment	21,003	21,252
Total inventory	$52,826	$64,788

8) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	March 31, 2020	September 30, 2019
Property and equipment	$234,014	$230,690
Less: accumulated depreciation	138,810	132,451
Property and equipment, net	$95,204	$98,239

9) Business Combinations

During fiscal year 2020, the Company acquired the customer list and the assets of a heating oil dealer for an aggregate purchase price of approximately $0.5 million.

10) Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	March 31, 2020			September 30, 2019
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$383,388	$306,657	$76,731	$382,373	$297,221	$85,152
Trade names and other intangibles	37,853	16,339	21,514	37,739	15,203	22,536
Total	$421,241	$322,996	$98,245	$420,112	$312,424	$107,688

Amortization expense for intangible assets was $10.6 million for the six months ended March 31, 2020, compared to $9.3 million for the six months ended March 31, 2019.

11) Long-Term Debt and Bank Facility Borrowings

The Company’s debt is as follows (in thousands):

	March 31,		September 30,
	2020		2019
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$24,043	$24,043	$61,500	$61,500
Senior Secured Term Loan (b)	129,188	130,000	91,947	92,500
Total debt	$153,231	$154,043	$153,447	$154,000
Total short-term portion of debt	$37,043	$37,043	$33,000	$33,000
Total long-term portion of debt	$116,188	$117,000	$120,447	$121,000

(a)	The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)	Carrying amounts are net of unamortized debt issuance costs of $0.8 million as of March 31, 2020 and $0.6 million as of September 30, 2019.

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

All amounts outstanding under the fifth amended and restated revolving credit facility become due and payable on the facility termination date of December 4, 2024. The Term Loan is repayable in quarterly payments of $3.25 million, the first of which was made on April 1, 2020, plus an annual payment equal to 25% of the annual Excess Cash Flow as defined in the credit agreement (an amount not to exceed $12 million annually), less certain voluntary prepayments made during the year, with final payment at maturity.

The interest rate on the fifth amended and restated revolving credit facility and the Term Loan is based on a margin over LIBOR or a base rate. At March 31, 2020, the effective interest rate on the Term Loan was approximately 5.5% and the effective interest rate on revolving credit facility borrowings was approximately 4.0%. At September 30, 2019, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 5.9% and 4.6%, respectively.

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

At March 31, 2020, $130.0 million of the Term Loan was outstanding, $24.0 million was outstanding under the revolving credit facility, $18.6 million of hedge positions were secured under the credit agreement, and $4.4 million of letters of credit were issued and outstanding. At September 30, 2019, $92.5 million of the Term Loan was outstanding, $61.5 million was outstanding under the revolving credit facility, $7.7 million of hedge positions were secured under the credit agreement, and $4.6 million of letters of credit were issued and outstanding.

At March 31, 2020, availability was $210.4 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio. At September 30, 2019, availability was $126.1 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio.

12) Income Taxes

 The accompanying financial statements are reported on a fiscal year, however, the Company and its corporate subsidiaries file Federal and State income tax returns on a calendar year.

The current and deferred income tax expense (benefit) for the three and six months ended March 31, 2020, and March 31, 2019 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2020	2019	2020	2019
Income before income taxes	$83,108	$101,564	$122,645	$104,852
Current income tax expense	25,814	37,958	36,260	39,547
Deferred income tax expense (benefit)	(1,114)	(8,719)	222	(9,335)
Total income tax expense	$24,700	$29,239	$36,482	$30,212

At March 31, 2020, we did not have unrecognized income tax benefits.

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

The Company determines if an arrangement is a lease at inception.  Lease liabilities are measured at the lease commencement date in an amount equal to the present value of the minimum lease payments over the lease term.  Right-of-use (“ROU”) assets are recognized based on the amount of the lease liability adjusted for any lease payments made to the lessor at or before the commencement date, minus any lease incentives received, plus any initial direct costs incurred.  Renewal options are included in the calculation of the ROU asset and lease liability when it is determined that they are reasonably certain of exercise.

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

A summary of total lease costs and other information for the three and six months ended March 31, 2020 is as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(in thousands)	2020	2020
Lease cost:
Operating lease cost	$6,333	$12,932
Short-term lease cost	240	432
Variable lease cost	1,129	2,139
Total lease cost	$7,702	$15,503

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,244	$12,625
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,426	$9,436

As of March 31, 2020, our operating leases had a weighted average remaining lease term of 7.4 years and a weighted average discount rate of 4.9%. Maturities of operating lease liabilities as of March 31, 2020 are as follows:

March 31,
(in thousands)	2020
Remaining six months of fiscal year 2020	$12,589
2021	22,733
2022	18,669
2023	15,347
2024	13,194
Thereafter	49,172
Total undiscounted lease payments	131,704
Less imputed interest	(22,764)
Total lease liabilities	$108,940

Maturities of operating lease liabilities presented undiscounted under ASC Topic 840 as prescribed by ASC Topic 842 as of September 30, 2019 are as follows:

September 30,
(in thousands)	2019
2020	$24,082
2021	20,875
2022	16,687
2023	13,344
2023	11,114
Thereafter	43,506
Total future minimum lease payments	$129,608

14) Supplemental Disclosure of Cash Flow Information

	Six Months Ended
Cash paid during the period for:	March 31,
(in thousands)	2020	2019
Income taxes, net	$9,992	$3,748
Interest	$6,543	$5,770

15) Commitments and Contingencies

On April 18, 2017, a civil action was filed in the United States District Court for the Eastern District of New York, entitled M. Norman Donnenfeld v. Petro, Inc., Civil Action Number 2:17-cv-2310-JFB-SIL, against Petro, Inc. By amended complaint filed on August 15, 2017, the Plaintiff alleged he did not receive expected contractual benefits under his protected price plan contract when oil prices fell and asserted various claims for relief including breach of contract, violation of the New York General Business Law and fraudulent inducement. The Plaintiff also sought to have a class certified of similarly situated Petro customers who entered into protected price plan contracts and were denied the same contractual benefits.  The Plaintiff sought compensatory, punitive and other damages in unspecified amounts.  On September 15, 2017, Petro filed a motion to dismiss the amended complaint as time-barred and for failure to state a cause of action.  On September 12, 2018, the district court granted in part and denied in part Petro's motion to dismiss.  The district court dismissed the Plaintiff's claims for breach of the covenant of good faith and fair dealing and fraudulent inducement, but declined to dismiss the Plaintiff's remaining claims.  The district court granted the Plaintiff leave to amend to attempt to replead his fraudulent inducement claim.  On October 10, 2018, the Plaintiff filed a second amended complaint.  The second amended complaint attempted to replead a fraudulent inducement claim and was otherwise substantially similar or identical to the prior complaint.  On November 13, 2018, Petro moved to dismiss the fraudulent inducement and unjust enrichment claims in the second amended complaint.  On January 31, 2019, the court granted the motion and dismissed the fraudulent inducement and unjust enrichment claims with prejudice.  On February 22, 2019, counsel for Petro and the Plaintiff participated in a mediation which, after arms-length negotiations, resulted in a memorandum of understanding to settle the litigation, subject to the completion of confirmatory discovery, negotiation of a final settlement agreement and court approval.  In an order dated March 27, 2019, the district court stayed all discovery deadlines in light of the pending settlement.  On October 4, 2019, upon consent of all parties, Judge Roslynn R. Mauskopf assigned the action to Magistrate Judge Steve I. Locke for final disposition.  On March 26, 2020, the court granted final approval of the class action settlement, certified the class for settlement purposes only and dismissed the action with prejudice.  On March 26, 2020, the court also granted Plaintiff’s unopposed motion for fees, expenses and named plaintiff service award.  The settlement is not an admission of liability or breach to any customers by Petro and the Company continues to believe the allegations lack merit.  If the settlement is not completed for any reason, the Company will continue to vigorously defend the action; in that case, we cannot assess the potential outcome or materiality of this matter.

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

The following presents the net income allocation and per unit data using this method for the periods presented:

	Three Months Ended		Six Months Ended
Basic and Diluted Earnings Per Limited Partner:	March 31,		March 31,
(in thousands, except per unit data)	2020	2019	2020	2019
Net income	$58,408	$72,325	$86,163	$74,640
Less General Partner’s interest in net income	409	454	601	469
Net income available to limited partners	57,999	71,871	85,562	74,171
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	10,283	12,934	14,631	12,294
Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$47,716	$58,937	$70,931	$61,877
Per unit data:
Basic and diluted net income available to limited partners	$1.25	$1.40	$1.83	$1.42
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	0.22	0.25	0.31	$0.23
Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$1.03	$1.15	$1.52	$1.19
Weighted average number of Limited Partner units outstanding	46,244	51,427	46,760	52,174

17) Subsequent Events

Quarterly Distribution Declared

In April 2020, we declared a quarterly distribution of $0.1325 per unit, or $0.53 per unit on an annualized basis, on all Common Units with respect to the second quarter of fiscal 2020, payable on May 12, 2020, to holders of record on May 4, 2020. The amount of distributions in excess of the minimum quarterly distribution of $0.0675 are distributed in accordance with our Partnership Agreement, subject to the management incentive compensation plan. As a result, $6.0 million will be paid to the Common Unit holders, $0.2 million to the General Partner unit holders (including $0.2 million of incentive distribution as provided in our Partnership Agreement) and $0.2 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Units Repurchased and Retired

In April 2020, in accordance with the Repurchase Plan, the Company repurchased and retired 0.4 million Common Units at an average price paid of $7.71 per unit.

Impact of COVID-19

We have seen a reduction in certain sales activity in the month of April 2020 when compared to that in April 2019, primarily due to the decrease in economic activity and travel resulting from the current pandemic of the novel coronavirus, or COVID-19.

The volume of Motor Fuel and Other Petroleum Products for April 2020 (which is primarily motor fuels used for both on and off road purposes) is down approximately 35% compared to the volume sold in April 2019.  Service revenues are down approximately 10% in April 2020 when compared to April 2019, as in some locations the company has restricted its service to only emergency services, or customers are electing to defer non-emergency services until a later date.  Installation revenues are also down approximately 40% in April 2020 when compared to April 2019 as, again, many customers are deferring non-emergency installations.

The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the severity and duration of the novel coronavirus, or COVID-19, pandemic, the pandemic’s impact on the U.S. and global economies, the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic, the effect of weather conditions on our financial performance, the price and supply of the products that we sell, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including climate change, environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, potential cyber-attacks, general economic conditions and new technology. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Fiscal 2019 Form 10-K under Part I Item 1A “Risk Factors.”  Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report and in our Fiscal 2019 Form 10-K. Currently, one of the most significant factors, however, is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company and its customers and counterparties and the global economy and financial markets. The extent to which COVID-19 impacts us and our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Impact of COVID 19 - A Global Pandemic on our Operations and Outlook

In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”). On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. The United States has declared a national emergency concerning the outbreak, which has adversely impacted global activity and contributed to significant declines and volatility in financial markets. There have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, and “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Our business is concentrated in the Northeast and Mid-Atlantic sections of the United States. These areas have been significantly impacted by the virus.

To date we have been designated by state and local governmental officials in the markets we serve as providing essential services during the COVID-19 pandemic. We are closely monitoring all official pronouncements and executive orders concerning our status as an essential business.  To date, we have not experienced any significant supply chain issues impacting our ability to deliver products and provide services to our customers.  We believe the various initiatives we have implemented in response to the COVID-19 pandemic, such as certain staff working remotely, have not significantly impacted our ability to serve our customers.  We are still making fuel deliveries and providing emergency services to all areas in which we operate.  The 2019-2020 peak heating season coincides with our first and second fiscal quarters, which historically represent approximately 80% of our annual volume of home heating oil and propane sold.

As a result of the COVID-19 pandemic, and in order to protect the safety and health of our workforce and our customers, we have expanded certain employee benefit programs and will incur additional operating costs such as sanitizing our facilities and providing IT infrastructure to allow many office, clerical, sales and customer service employees to work from home. At this time, we cannot estimate the cost of these undertakings. In certain areas, we have ceased making non-emergency service calls that would have been performed in the third quarter of fiscal 2020. These service calls may be deferred to subsequent periods and may increase our future service costs.  In addition, we believe that some of our customers are deferring non-emergency services, including the installation of new equipment, which has caused a significant decline in April 2020 in equipment installation sales and reactive service calls and may continue to reduce future service and installation income.  We are experiencing a significant decline in motor fuel sales due to a significant reduction in economic activity and travel in the states in which we operate.  During fiscal 2019 Motor Fuel and Other Petroleum Products represented 32.6% of our Total Product Volume, 25.0% of our Total Product Sales and 9.1%, of our Total Product Gross Profit, and historically we sell more volumes of motor fuels than heating oil and propane in the second half of the fiscal year.  Accordingly, our financial results may suffer accordingly if these trends continue.

As of March 31, 2020, we had accounts receivable of $187.1 million, of which $149.4 million is due from residential customers and $37.7 million is due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If such past due balances that do not meet the eligibility tests as found in our fifth amended and restated credit agreement increase from historic levels, our future ability to borrow would be reduced.

The Company intends to take advantage of certain tax and legislative actions which will permit the Company to defer its April 2020 Federal income tax payment to July 2020 and to defer certain payroll tax withholdings relating to calendar 2020 to calendar 2021 and 2022.  We are also looking into loans available under various Federal stimulus packages, but at the present time our eligibility and need for such loans is uncertain.

We believe COVID-19’s impact on our business, operating results, cash flows (including the collection of accounts receivable) and/or financial condition primarily will be driven by the severity and duration of the pandemic, the pandemic’s impact on the U.S. and global economies, the price of petroleum products, and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Those primary drivers are beyond our knowledge and control and, as a result, at this time we cannot reasonably estimate the adverse impact COVID-19 will have on our business, operating results, cash flows and/or financial condition going forward.

Impact on Liquidity of Increases and Decreases in Wholesale Product Cost

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

Liquid Product Price Volatility

Volatility, which is reflected in the wholesale price of liquid products, including home heating oil, propane and motor fuels, has a larger impact on our business when prices rise. Consumers are price sensitive to heating cost increases, which can lead to increased gross customer losses. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces, and, most recently, the COVID-19 pandemic, and is closely linked to the price of diesel fuel. The volatility in the wholesale cost of diesel fuel as measured by the New York Mercantile Exchange (“NYMEX”), for the fiscal years ending September 30, 2016, through 2020, on a quarterly basis, is illustrated in the following chart (price per gallon):

	Fiscal 2020 (a)		Fiscal 2019		Fiscal 2018		Fiscal 2017		Fiscal 2016
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$1.86	$2.05	$1.66	$2.44	$1.74	$2.08	$1.39	$1.70	$1.08	$1.61
March 31	0.95	2.06	1.70	2.04	1.84	2.14	1.49	1.70	0.87	1.26
June 30	—	—	1.78	2.12	1.96	2.29	1.37	1.65	1.08	1.57
September 30	—	—	1.75	2.08	2.05	2.35	1.45	1.86	1.26	1.53

(a)	On April 30, 2020, the NYMEX ultra low sulfur diesel contract closed at $0.73 per gallon or $1.00 per gallon lower than the average of $1.73 in the first half of Fiscal 2020.

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

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2020	$32,045	$28,628
2021	26,651	21,644
2022	23,064	19,598
2023	19,778	17,812
2024	15,944	16,771
2025	13,047	16,279

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

Under these contracts, we are entitled to a payment if the total number of degree days within the hedge period is less than the ten-year average. The “Payment Thresholds,” or strikes, are set at various levels. Conversely, we are obligated to make a payment capped at $5.0 million if degree days exceed the ten-year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year. For the six months ended March 31, 2020 we recorded a $10.1 million benefit and for the six months ended March 31, 2019 we recorded a charge of $2.1 million.

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

Customer Attrition

We measure net customer attrition on an ongoing basis for our full service residential and commercial home heating oil and propane customers. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customers that are obtained through marketing efforts or lost at newly acquired businesses are included in these calculations. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis. Gross customer losses are the result of a number of factors, including price competition, move-outs, credit losses, conversions to natural gas and service disruptions. When a customer moves out of an existing home, we count the “move out” as a loss, and if we are successful in signing up the new homeowner, the “move in” is treated as a gain.  The economic impact of COVID-19 could increase future attrition due to higher losses from credit related issues.

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2020			2019			2018
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	23,900	23,100	800	26,200	25,400	800	24,700	19,900	4,800
Second Quarter	12,600	18,200	(5,600)	12,600	22,300	(9,700)	14,100	18,900	(4,800)
Third Quarter	—	—	—	7,100	15,900	(8,800)	7,900	16,200	(8,300)
Fourth Quarter	—	—	—	13,200	20,600	(7,400)	13,100	19,400	(6,300)
Total	36,500	41,300	(4,800)	59,100	84,200	(25,100)	59,800	74,400	(14,600)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2020			2019			2018
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	5.3%	5.1%	0.2%	5.8%	5.6%	0.2%	5.4%	4.3%	1.1%
Second Quarter	2.8%	4.0%	(1.2%)	2.8%	5.0%	(2.2%)	3.0%	4.1%	(1.1%)
Third Quarter	—	—	—	1.6%	3.5%	(1.9%)	1.7%	3.5%	(1.8%)
Fourth Quarter	—	—	—	2.7%	4.2%	(1.5%)	2.9%	4.3%	(1.4%)
Total	8.1%	9.1%	(1.0%)	12.9%	18.3%	(5.4%)	13.0%	16.2%	(3.2%)

For the six months ended March 31, 2020, the Company lost 4,800 accounts (net), or 1.0% of its home heating oil and propane customer base, compared to 8,900 accounts lost (net), or 2.0% of its home heating oil and propane customer base, during the six months ended March 31, 2019. Gross customer gains were 2,300 less than the prior year’s comparable period, and gross customer losses were 6,400 accounts less.

During the six months ended March 31, 2020, we estimate that we lost 0.7% of our home heating oil and propane accounts to natural gas conversions versus 0.8% for the six months ended March 31, 2019 and 0.6% six months ended March 31, 2018.  Losses to natural gas in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates.

Acquisitions

The timing of acquisitions and the types of products sold by acquired companies impact year-over-year comparisons.  During the six months ended March 31, 2020, the Company acquired a heating oil dealer.  During fiscal 2019 the Company completed three acquisitions. The following tables detail the Company’s acquisition activity and the associated volume sold during the 12-month period prior to the date of acquisition.

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

(a)

The business acquired in January 2019 did not sell any petroleum products. This acquisition was of a subcontractor, which had revenue of approximately $11 million during the 12 month period prior to the date of acquisition, and Star accounted for approximately 60% of its revenue (any such revenue is eliminated in consolidation, but the Company benefits from lower costs related to such revenue).

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

Three Months Ended March 31, 2020

Compared to the Three Months Ended March 31, 2019

Volume

For the three months ended March 31, 2020, retail volume of home heating oil and propane sold decreased by 37.1 million gallons, or 21.4%, to 136.2 million gallons, compared to 173.3 million gallons for the three months ended March 31, 2019. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended March 31, 2020 were 18.2% warmer than the three months ended March 31, 2019. Temperatures during the three months ended March 31, 2020 were 21.2% warmer than normal, as reported by NOAA. For the twelve months ended March 31, 2020, net customer attrition for the base business was 4.6%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended March 31, 2019	173.3
Acquisitions	5.5
Impact of warmer temperatures	(30.5)
Net customer attrition	(8.6)
Other	(3.5)
Change	(37.1)
Volume - Three months ended March 31, 2020	136.2

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended March 31, 2020, compared to the three months ended March 31, 2019:

	Three Months Ended
Customers	March 31, 2020	March 31, 2019
Residential Variable	42.0%	41.1%
Residential Price-Protected (Ceiling and Fixed Price)	45.5%	46.7%
Commercial/Industrial	12.5%	12.2%
Total	100.0%	100.0%

Volume of other petroleum products sold decreased by 2.4 million gallons, or 6.1%, to 36.6 million gallons for the three months ended March 31, 2020, compared to 39.0 million gallons for the three months ended March 31, 2019 attributable to lower wholesale revenue due to the 18.2% warmer weather and lower sales of motor fuels.

Product Sales

For the three months ended March 31, 2020, product sales decreased by $156.1 million, or 24.5%, to $481.3 million, compared to $637.4 million for the three months ended March 31, 2019 due to the impact of lower volume sold and reduced selling prices.  The decline in selling prices was largely attributable to a decrease in product cost.

Installations and Services

For the three months ended March 31, 2020, installation and service revenue decreased by $0.4 million, or 0.6%, to $61.8 million, compared to $62.2 million for the three months ended March 31, 2019 as the additional revenue provided from acquisitions of $2.9 million was reduced by lower revenues in the base business of $3.3 million.  In the base business, service sales and installation sales declined due to net customer attrition and the impact of 18.2% warmer weather which negatively impacted billable service revenue and reduced the need for the installation of new equipment.

Cost of Product

For the three months ended March 31, 2020, cost of product decreased $130.3 million, or 31.4%, to $285.4 million, compared to $415.6 million for the three months ended March 31, 2019, largely due to a decrease in total volume sold of 18.6%, and a $0.3067 per gallon, or 15.7%, decrease in wholesale product cost.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended March 31, 2020 increased by $0.1406 per gallon, or 11.5%, to $1.3619 per gallon, from $1.2213 per gallon during the three months ended March 31, 2019. The market conditions experienced during the three months ended March 31, 2020, which resulted in lower product costs, created an opportunity for margin expansion and contributed to an increase in home heating oil and propane margins versus the prior year’s comparable quarter.  In addition, the Company utilizes weighted average costing for computing cost of goods sold which contributed to an increase in product gross profit for the three months ended March 31, 2020 of $6.9 million. It is anticipated that product gross profit will be reduced by a similar amount over future periods as the impact of recent price changes are incorporated into the weighted average costing calculations. Going forward, we cannot assume that the per gallon margins realized during the three months ended March 31, 2020 are sustainable for future periods.

Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	March 31, 2020		March 31, 2019
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	136.2		173.3
Sales	$413.5	$3.0358	$554.4	$3.1989
Cost	$228.0	$1.6739	$342.7	$1.9776
Gross Profit	$185.5	$1.3619	$211.7	$1.2213

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	36.6		39.0
Sales	$67.8	$1.8534	$83.0	$2.1311
Cost	$57.4	$1.5683	$72.9	$1.8717
Gross Profit	$10.4	$0.2851	$10.1	$0.2594

Total Product	Amount (in millions)	Amount (in millions)
Sales	$481.3	$637.4
Cost	$285.4	$415.6
Gross Profit	$195.9	$221.8

For the three months ended March 31, 2020, total product gross profit was $195.9 million, which was $25.9 million, or 11.7% less than the three months ended March 31, 2019, as a decrease in home heating oil and propane volume ($45.3 million) was somewhat offset by an increase in home heating oil and propane margins ($19.1 million) and a slight increase in gross profit from other petroleum products ($0.3 million).

Cost of Installations and Services

Total installation costs for the three months ended March 31, 2020 decreased slightly to $17.6 million, or 0.4%, compared to $17.7 million of installation costs for the three months ended March 31, 2019. Installation costs as a percentage of installation sales were 87.2% for the three months ended March 31, 2020 and 86.6% for the three months ended March 31, 2019.

Service expense decreased by $4.0 million, or 8.5%, to $43.7 million for the three months ended March 31, 2020, representing 105.0% of service sales, versus $47.7 million, or 114.2% of service sales, for the three months ended March 31, 2019.  We realized a combined gross profit from service and installation of $0.5 million for the three months ended March 31, 2020 compared to a loss of $3.2 million for the three months ended March 31, 2019 or an improvement of $3.7 million.  Acquisitions positively impacted the comparison by $0.5 million and in the base business, service and installation gross profit improved by $3.2 million due to warmer temperatures of 18.2%, which reduced the demand for service, and certain measures undertaken by the company to improve its operating efficiency.  Management views the service and installation department on a combined basis because many overhead functions cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended March 31, 2020, the change in the fair value of derivative instruments resulted in an $11.7 million charge due to a decrease in the market value for unexpired hedges (a $15.2 million charge) partially offset by a $3.5 million credit due to the expiration of certain hedged positions.

During the three months ended March 31, 2019, the change in the fair value of derivative instruments resulted in a $13.4 million credit due to an increase in the market value for unexpired hedges (a $5.5 million credit), and a $7.9 million credit due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the three months ended March 31, 2020, delivery and branch expenses decreased $25.2 million, or 22.8%, to $85.5 million, compared to $110.7 million for the three months ended March 31, 2019, as additional costs from acquisitions of $3.7 million were more than offset by a $28.9 million, or 26.0%, decrease in expenses within the base business.  The decline in the base business was attributable to a $7.2 million, or 18.5%, reduction in direct delivery costs due to lower volume, a $0.9 million decrease in expenses related to the Company’s concierge level of service program (which was greatly curtailed in January 2019), and other reductions in operating costs totaling $7.6 million, or 6.9%, as we continue to improve Star’s operating efficiency. Operating expenses were also reduced by $13.1 million due to the impact of our weather hedging program.  As of December 31, 2019, as previously disclosed in our quarterly report on Form 10-Q for the quarter ended December 31, 2019, we expected to pay $3.0 million under our weather hedge program based on prevailing conditions as of that point in time; however, the weather for the weather hedge period comprised of the three months ended March 31, 2020 were ultimately warmer than the hedge strikes resulting in a reversal of the $3.0 million charge previously accrued and the recording of an incremental benefit and receivable in the amount of $10.1 million. This $10.1 million was received in April 2020.

Depreciation and Amortization Expenses

For the three months ended March 31, 2020, depreciation and amortization expense increased $1.2 million, or 15.7% to $9.1 million, compared to $7.9 million for the three months ended March 31, 2019, largely due to acquisitions.

General and Administrative Expenses

For the three months ended March 31, 2020, general and administrative expenses decreased by $4.4 million or 44.9%, to $5.4 million, from $9.8 million for the three months ended March 31, 2019, primarily due to lower legal and professional fees of $2.6 million, a $1.5 million charge related to the discontinued use of a tank monitoring system that occurred during the three months ended March 31, 2019 (that did not recur in the current fiscal year), and other savings of $0.3 million.

Finance Charge Income

For the three months ended March 31, 2020, finance charge income decreased to $1.3 million from $1.4 million for the three months ended March 31, 2019, primarily due to lower customer late payment charges.

Interest Expense, Net

For the three months ended March 31, 2020, net interest expense decreased by $0.4 million, or 13.7%, to $2.8 million compared to $3.2 million for the three months ended March 31, 2019, primarily due to decrease in average borrowings of $9.4 million from $213.4 million during the three months ended March 31, 2019 to $204.0 million during the three months ended March 31, 2020 and a decrease in the weighted average interest rate from 4.9% during the three months ended March 31, 2019 to 4.7% during the three months ended March 31, 2020.  To hedge against rising interest rates, the Company utilizes interest rate swaps.  At March 31, 2020 $66.5 million, or 51%, of our long term debt was fixed.

Amortization of Debt Issuance Costs

For the three months ended March 31, 2020, amortization of debt issuance cost was $0.3 million, essentially unchanged from the three months ended March 31, 2019.

Income Tax Expense

For the three months ended March 31, 2020, the Company’s income tax expense decreased by $4.5 million to $24.7 million, from $29.2 million for the three months ended March 31, 2019, due to a decrease in income before income taxes of $18.5 million primarily due to a $25.1 million non-cash unfavorable change in the fair market value of derivative instruments.

Net Income

For the three months ended March 31, 2020, net income decreased $13.9 million to $58.4 million primarily due to an unfavorable change in the fair value of derivative instruments of $25.1 million partially offset by an increase in Adjusted EBITDA of $7.4 million, described below, and a decrease in income tax expense of $4.5 million.

Adjusted EBITDA

For the three months ended March 31, 2020, Adjusted EBITDA increased by $7.4 million, or 7.5%, to $106.9 million. Acquisitions provided $4.9 million of Adjusted EBITDA and Adjusted EBITDA in the base business increased by $2.5 million as the impact of lower volume sold (due to 18.2% warmer weather and net customer attrition) was largely offset by higher per gallon home heating oil and propane margins, lower operating expenses in the base business of $20.0 million, a favorable change in the amount due under the Company’s weather hedge of $13.1 million and an improvement in the net service and installation profitability of $3.2 million.  As discussed above, product gross profit was favorably impacted by $6.9 million due to the Company’s product costing method, and the Company anticipates that product gross profit will be reduced by a similar amount over future periods.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provide additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net income	$58,408	$72,325
Plus:
Income tax expense	24,700	29,239
Amortization of debt issuance costs	253	244
Interest expense, net	2,756	3,194
Depreciation and amortization	9,089	7,858
EBITDA (a)	95,206	112,860
(Increase) / decrease in the fair value of derivative instruments	11,670	(13,401)
Adjusted EBITDA (a)	106,876	99,459
Add / (subtract)
Income tax expense	(24,700)	(29,239)
Interest expense, net	(2,756)	(3,194)
Provision for losses on accounts receivable	2,193	3,439
Decrease (increase) in accounts receivables	16,183	(63,506)
Decrease in inventories	27,435	16,446
Decrease in customer credit balances	(16,564)	(24,356)
Change in deferred taxes	(1,114)	(8,719)
Change in other operating assets and liabilities	(5,087)	30,200
Net cash provided by operating activities	$102,466	$20,530
Net cash used in investing activities	$(5,534)	$(19,198)
Net cash used in financing activities	$(101,173)	$(8,749)

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
•

EBITDA and Adjusted EBITDA do not reflect the cash necessary to make payments of interest or principal on our indebtedness; and EBITDA and Adjusted EBITDA do not reflect the cash required to pay taxes.

Six Months Ended March 31, 2020

Compared to the Six Months Ended March 31, 2019

Volume

For the six months ended March 31, 2020, the retail volume of home heating oil and propane sold decreased by 43.3 million gallons, or 15.1%, to 243.3 million gallons, compared to 286.6 million gallons for the six months ended March 31, 2019. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the six months ended March 31, 2020 were 11.6% warmer than the six months ended March 31, 2019 and 13.8% warmer than normal, as reported by NOAA. For the twelve months ended March 31, 2020, net customer attrition for the base business was 4.6%.  The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.”  An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Six months ended March 31, 2019	286.6
Acquisitions	9.8
Impact of warmer temperatures	(32.0)
Net customer attrition	(15.3)
Other	(5.8)
Change	(43.3)
Volume - Six months ended March 31, 2020	243.3

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the six months ended March 31, 2020 compared to the six months ended March 31, 2019:

	Six Months Ended
Customers	March 31, 2020	March 31, 2019
Residential Variable	42.1%	41.2%
Residential Price-Protected (Ceiling and Fixed Price)	45.6%	46.3%
Commercial/Industrial	12.3%	12.5%
Total	100.0%	100.0%

Volume of other petroleum products sold decreased by 2.9 million gallons, or 3.6%, to 78.0 million gallons for the six months ended March 31, 2020, compared to 80.9 million gallons for the six months ended March 31, 2019 attributable to lower wholesale sales due to the 11.6% warmer weather and lower sales of motor fuels.

Product Sales

For the six months ended March 31, 2020, product sales decreased $0.2 billion, or 16.6%, to $0.9 billion, compared to $1.1 billion for the six months ended March 31, 2019, reflecting a decrease in wholesale product cost of $0.1809 per gallon, or 9.2%, and a decrease in total volume sold of 12.6%.

Installations and Services

For the six months ended March 31, 2020, installations and services revenue decreased $0.5 million, or 0.3%, to $138.0 million, compared to $138.5 million for the six months ended March 31, 2019 as the additional revenue provided from acquisitions of $8.5 million was reduced by lower revenues in the base business of $9.0 million.  In the base business, service and installation sales declined due to net customer attrition and the impact of 11.6% warmer weather which reduced billable service revenue and the need for the installation of new equipment.

Cost of Product

For the six months ended March 31, 2020, cost of product decreased $148.8 million, or 20.6%, to $573.0 million, compared to $721.9 million for the six months ended March 31, 2019, due largely to a decrease in total volume sold of 12.6%, and a $0.1809 per gallon, or 9.2%, decrease in wholesale product cost.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the six months ended March 31, 2020 increased by $0.0823 per gallon, or 6.7%, to $1.3155 per gallon, from $1.2332 per gallon during the six months ended March 31, 2019.  In addition, the Company utilizes weighted average costing for computing cost of goods sold which contributed to an increase in product gross profit for the six months ended March 31, 2020 of $6.9 million. It is anticipated that product gross profit will be reduced by a similar amount over future periods as the impact of recent price changes are incorporated into the weighted average costing calculations.  Going forward, we cannot assume that the per gallon margins realized during the six months ended March 31, 2020 are sustainable for future periods.

Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Six Months Ended
	March 31, 2020		March 31, 2019
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	243.3		286.6
Sales	$756.8	$3.1102	$918.6	$3.2046
Cost	$436.7	$1.7947	$565.1	$1.9714
Gross Profit	$320.1	$1.3155	$353.5	$1.2332

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	78.0		80.9
Sales	$157.2	$2.0143	$177.5	$2.1946
Cost	$136.3	$1.7471	$156.8	$1.9382
Gross Profit	$20.9	$0.2672	$20.7	$0.2564

Total Product	Amount (in millions)	Amount (in millions)
Sales	$914.0	$1,096.1
Cost	$573.0	$721.9
Gross Profit	$341.0	$374.2

For the six months ended March 31, 2020, total product gross profit was $341.0 million, which was $33.2 million, or 8.9% less than the six months ended March 31, 2019, as a decrease in home heating oil and propane volume sold ($53.4 million) was slightly offset by higher margins ($20.0 million) and an increase in gross profit from other petroleum products ($0.2 million).

Cost of Installations and Services

Total installation costs for the six months ended March 31, 2020 decreased slightly to $42.4 million, compared to $42.5 million in installation costs for the six months ended March 31, 2019.  Installation costs as a percentage of installation sales were 83.5% for the six months ended March 31, 2020 and 84.4% for the six months ended March 31, 2019.

Service expense decreased by $4.6 million, or 4.8%, to $92.6 million for the six months ended March 31, 2020, representing 106.0% of service sales, versus $97.2 million, or 110.3% of service sales, for the six months ended March 31, 2019.  We realized a combined gross profit from service and installation of $3.1 million for the six months ended March 31, 2020 compared to a gross loss of $1.2 million for the six months ended March 31, 2019, an improvement of $4.3 million in profitability.  Acquisitions positively impacted the comparison by $1.4 million and in the base business, service gross profit improved by $2.9 million due to warmer temperatures of 11.6% which reduced the demand for service, and certain measures undertaken by the company to improve operating efficiency.  Management views the service and installation department on a combined basis because many overhead functions cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the six months ended March 31, 2020, the change in the fair value of derivative instruments resulted in a $5.3 million charge due to a decrease in the market value for unexpired hedges (a $14.0 million charge) partially offset by an $8.7 million credit due to the expiration of certain hedged positions.

During the six months ended March 31, 2019, the change in the fair value of derivative instruments resulted in a $17.6 million charge due to a decrease in the market value for unexpired hedges (a $5.3 million charge), and a $12.3 million charge due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the six months ended March 31, 2020, delivery and branch expenses decreased $31.2 million, or 14.6%, to $182.2 million, compared to $213.4 million for the six months ended March 31, 2019 as additional costs from acquisitions of $7.6 million were more than offset by a $38.8 million, or 18.2%, decrease in expenses within the base business.  The decline in the base business was attributable to a $10.0 million, or 14.4%, reduction in direct delivery costs due to lower volume, a $3.5 million decrease in expenses related to the Company’s concierge level of service program (which was greatly curtailed in January 2019), and other reductions in operating costs totaling $13.1 million, or 6.1%, as we continue to improve Star’s operating efficiency. Operating expenses were reduced by $12.2 million due to the impact of our weather hedging program.  As of March 31, 2019 we recorded a charge of $2.1 million versus a benefit and receivable of $10.1 million as of March 31, 2020.  The $10.1 million was received in April 2020.

Depreciation and Amortization Expenses

For the six months ended March 31, 2020, depreciation and amortization expense increased $2.5 million, or 16.3%, to $18.1 million, compared to $15.6 million for the six months ended March 31, 2019 largely due to acquisitions.

General and Administrative Expenses

For the six months ended March 31, 2020, general and administrative expenses decreased by $5.8 million, or 32.5%, to $11.9 million from $17.7 million for the six months ended March 31, 2019, primarily due to lower legal and professional expenses of $3.6 million, a $1.5 million charge related to the discontinued use of a tank monitoring system that occurred during the six months ended March 31, 2019 (and did not recur in the current fiscal year), and other savings of $0.7 million.

Finance Charge Income

For the six months ended March 31, 2020, finance charge income decreased to $2.0 million from $2.3 million for the six month ended March 31, 2019, primarily due to lower customer late payment charges.

Interest Expense, Net

For the six months ended March 31, 2020, net interest expense decreased by $0.3 million, or 4.8%, to $5.4 million compared to $5.7 million for the six months ended March 31, 2019. The change year-over-year reflects an increase in average borrowings of $16.9 million from $177.1 million during the six months ended March 31, 2019 to $194.0 million during the six months ended March 31, 2020, offset by a decrease in the weighted average interest rate from 5.2% during the six months ended March 31, 2019 to 4.9% during the six months ended March 31, 2020. The increase in average borrowings of $16.9 million was largely used to fund acquisitions. To hedge against rising interest rates, the Company utilizes interest rate swaps.  At March 31, 2020, $66.5 million, or 51%, of our long term debt was fixed.  Interest income increased by $0.3 million primarily due to higher cash deposited into our captive insurance company.

Amortization of Debt Issuance Costs

For the six months ended March 31, 2020, amortization of debt issuance costs was $0.5 million, essentially unchanged from the six months ended March 31, 2019.

Income Tax Expense

For the six months ended March 31, 2020, the Company’s income tax expense increased by $6.3 million to $36.5 million, from $30.2 million for the six months ended March 31, 2019 due primarily to an increase in income before income taxes of $17.8 million that was primarily due to a $12.4 million non-cash favorable change in the fair market value of derivative instruments.

Net Income

For the six months ended March 31, 2020, net income increased $11.5 million, or 15.4%, to $86.2 million due primarily to a favorable change in the fair value of derivative instruments of $12.4 million and a $7.7 million increase in Adjusted EBITDA, described below, that was partially offset by a $6.3 million increase in income tax expense.

Adjusted EBITDA

For the six months ended March 31, 2020, Adjusted EBITDA increased by $7.7 million, or 5.3%, to $152.0 million. Acquisitions provided $8.0 million of Adjusted EBITDA and Adjusted EBITDA in the base business decreased by $0.3 million as the impact of lower volume sold (due to 11.6% warmer weather and net customer attrition) was largely offset by higher per gallon home heating oil and propane margins, lower operating expenses in the base business of $32.1 million, a favorable change in the amount due under the Company’s weather hedge of $12.2 million and an improvement in the net service and installation profitability of $2.9 million.  As discussed above, product gross profit was favorably impacted by $6.9 million due to the Company’s product costing method, and the Company anticipates that product gross profit will be reduced by a similar amount over future periods.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provide additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Six Months Ended March 31,
(in thousands)	2020	2019
Net income	$86,163	$74,640
Plus:
Income tax expense	36,482	30,212
Amortization of debt issuance costs	488	503
Interest expense, net	5,435	5,710
Depreciation and amortization	18,139	15,603
EBITDA (a)	146,707	126,668
(Increase) / decrease in the fair value of derivative instruments	5,253	17,638
Adjusted EBITDA (a)	151,960	144,306
Add / (subtract)
Income tax expense	(36,482)	(30,212)
Interest expense, net	(5,435)	(5,710)
Provision for losses on accounts receivable	3,203	4,968
Increase in accounts receivables	(69,562)	(159,249)
Decrease (increase) in inventories	12,008	(3,741)
Decrease in customer credit balances	(32,462)	(38,476)
Change in deferred taxes	222	(9,335)
Change in other operating assets and liabilities	27,423	55,088
Net cash provided by (used in) operating activities	$50,875	$(42,361)
Net cash used in investing activities	$(13,197)	$(27,310)
Net cash (used in) provided by financing activities	$(32,276)	$71,512

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

During the six months ended March 31, 2020, cash provided by operating activities increased $93.2 million to $50.9 million, compared to $42.4 million of cash used in operating activities during the six months ended March 31, 2019.  The increase was driven by a $95.7 million favorable change in accounts receivable (including customer credit balances) due to improved collections and lower sales volume at lower selling prices, a $15.7 million favorable change in inventory due primarily to fewer gallons of liquid product on hand as of March 31, 2020 at lower cost as compared to March 31, 2019, which were partially offset by a $6.5 million unfavorable change in accounts payable due primarily to the timing of inventory purchases, a $6.2 million increase in income taxes paid, a $2.7 million reduction in cash flows from operations, $1.8 million lower escheatment payments to state authorities, and $1.0 million of other changes in working capital.

Investing Activities

Our capital expenditures for the six months ended March 31, 2020 totaled $5.7 million, as we invested in computer hardware and software ($1.4 million), refurbished certain physical plants ($1.4 million), expanded our propane operations ($1.0 million) and made additions to our fleet and other equipment ($1.9 million).

During the six months ended March 31, 2020, we deposited $6.4 million into an irrevocable trust to secure certain liabilities for our captive insurance company and another $0.8 million of earnings were reinvested into the irrevocable trust. The cash deposited into the trust is shown on our balance sheet as captive insurance collateral and, correspondingly, reduced cash on our balance sheet.  We believe that investments into the irrevocable trust will lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

During the six months ended March 31, 2020, the Company acquired the customer list and the assets of a heating oil dealer for an aggregate purchase price of approximately $0.5 million.

Our capital expenditures for the six months ended March 31, 2019 totaled $6.8 million, as we invested in computer hardware and software ($3.0 million), refurbished certain physical plants ($0.8 million), expanded our propane operations ($1.9 million) and made additions to our fleet and other equipment ($1.1 million).

During the six months ended March 31, 2019, we deposited $6.8 million into an irrevocable trust to secure certain liabilities for our captive insurance company and another $0.8 million of earnings were reinvested into the irrevocable trust.

During the six months ended March 31, 2019 the Company acquired a propane dealer and the assets of one of its subcontractors for an aggregate purchase price of approximately $13.7 million.  The gross purchase price was allocated $11.2 million to intangible assets, $2.7 million to fixed assets, and reduced by $0.2 million for working capital credits.

Financing Activities

During the six months ended March 31, 2020, we refinanced our five-year term loan and the revolving credit facility with the execution of the fifth amended and restated revolving credit facility agreement.  The $130 million of proceeds from the new term loan were used to repay the $90.0 million outstanding balance of the term loan, $39.0 million of the revolving credit facility borrowings under the old credit facility, and $1.0 million of debt issuance costs.  We also paid an additional $0.3 million of debt issuance costs, borrowed an additional net balance of $1.5 million under our revolving credit facility, repaid $2.5 million of our term loan, repurchased 2.1 million Common Units for $18.6 million in connection with our unit repurchase plan, and paid distributions of $11.8 million to our Common Unit holders and $0.4 million to our General Partner unit holders (including $0.4 million of incentive distributions as provided in our Partnership Agreement).

During the six months ended March 31, 2019 we paid distributions of $12.3 million to our Common Unit holders and $0.4 million to our General Partner unit holders (including $0.3 million of incentive distributions as provided in our Partnership Agreement). We borrowed $139.3 million under our revolving credit facility and subsequently repaid $25.8 million. We also repaid $2.5 million of our term loan and repurchased 2.8 million common units for $26.4 million in connection with our unit repurchase plan.

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, and business conditions, especially in light of the impact of COVID-19, weather, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of March 31, 2020 ($10.3 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and reduced from subsequent seasonal reductions in inventory and accounts receivable. As of March 31, 2020, we had accounts receivable of $187.1 million of which $149.4 million is due from residential customers and $37.7 million is due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If these balances do not meet the eligibility tests as found in our fifth amended and restated credit agreement, our ability to borrow will be reduced and our anticipated cash flow from operating activities will also be reduced.  As of March 31, 2020, we had $24.0 million in borrowings under our revolving credit facility, $130 million under our term loan and $4.4 million in letters of credit outstanding. We are also analyzing whether to participate in certain Federal Reserve-backed loan programs adopted in the wake of the coronavirus pandemic that are available to companies our size.

Under the terms of our credit agreement, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 15% of the maximum facility size and a fixed charge coverage ratio of not less than 1.15. We must also maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 4.5 as of December 31st or March 31st. As of March 31, 2020, Availability, as defined in the credit agreement, was $210.4 million, and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for the remainder of fiscal 2020 are estimated to be approximately $4.0 million to $5.5 million, excluding the capital requirements for leased fleet. In addition, we plan to invest approximately $0.5 million to $1.0 million in our propane operations. Distributions for the balance of fiscal 2020, at the current quarterly level of $0.1325 per unit, would result in an aggregate of approximately $12.0 million to Common Unit holders, $0.5 million to the General Partner (including $0.5 million of incentive distribution as provided for in our Partnership Agreement) and $0.5 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. Under the terms of our credit facility, our term loan is repayable in quarterly payments of $3.25 million (the first of which was made on April 1, 2020) and, depending on our fiscal 2020 results, we may be required to make an additional payment (See Note 11 - Long-Term Debt and Bank Facility Borrowings). In addition, subject to any additional liquidity issues or concerns resulting from the current COVID-19 pandemic, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

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

At March 31, 2020, we had outstanding borrowings totaling $154.0 million, which are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $1.1 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at March 31, 2020, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $0.4 million to a fair market value of $(13.8) million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by less than $0.1 million to a fair market value of $(14.2) million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

c) Other

The General Partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of the General Partner have concluded, as of March 31, 2020, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

On April 18, 2017, a civil action was filed in the United States District Court for the Eastern District of New York, entitled M. Norman Donnenfeld v. Petro, Inc., Civil Action Number 2:17-cv-2310-JFB-SIL, against Petro, Inc. By amended complaint filed on August 15, 2017, the Plaintiff alleged he did not receive expected contractual benefits under his protected price plan contract when oil prices fell and asserted various claims for relief including breach of contract, violation of the New York General Business Law and fraudulent inducement. The Plaintiff also sought to have a class certified of similarly situated Petro customers who entered into protected price plan contracts and were denied the same contractual benefits.  The Plaintiff sought compensatory, punitive and other damages in unspecified amounts.  On September 15, 2017, Petro filed a motion to dismiss the amended complaint as time-barred and for failure to state a cause of action.  On September 12, 2018, the district court granted in part and denied in part Petro's motion to dismiss.  The district court dismissed the Plaintiff's claims for breach of the covenant of good faith and fair dealing and fraudulent inducement, but declined to dismiss the Plaintiff's remaining claims.  The district court granted the Plaintiff leave to amend to attempt to replead his fraudulent inducement claim.  On October 10, 2018, the Plaintiff filed a second amended complaint.  The second amended complaint attempted to replead a fraudulent inducement claim and was otherwise substantially similar or identical to the prior complaint.  On November 13, 2018, Petro moved to dismiss the fraudulent inducement and unjust enrichment claims in the second amended complaint.  On January 31, 2019, the court granted the motion and dismissed the fraudulent inducement and unjust enrichment claims with prejudice.  On February 22, 2019, counsel for Petro and the Plaintiff participated in a mediation which, after arms-length negotiations, resulted in a memorandum of understanding to settle the litigation, subject to the completion of confirmatory discovery, negotiation of a final settlement agreement and court approval.  In an order dated March 27, 2019, the district court stayed all discovery deadlines in light of the pending settlement.  On October 4, 2019, upon consent of all parties, Judge Roslynn R. Mauskopf assigned the action to Magistrate Judge Steve I. Locke for final disposition.  On March 26, 2020, the court granted final approval of the class action settlement, certified the class for settlement purposes only and dismissed the action with prejudice.  On March 26, 2020, the court also granted Plaintiff’s unopposed motion for fees, expenses and named plaintiff service award.  The settlement is not an admission of liability or breach to any customers by Petro and the Company continues to believe the allegations lack merit.  If the settlement is not completed for any reason, the Company will continue to vigorously defend the action; in that case, we cannot assess the potential outcome or materiality of this matter.

Item 1A.

Risk Factors

The following risk factor is in addition to our risk factors included in Part I Item 1A. “Risk Factors” in our Fiscal 2019 Form 10-K that could affect our business, financial condition and results of operations In addition to the other information set forth in this Report, investors should carefully review and consider the information regarding certain factors, which could materially affect our business, results of operations, financial condition and cash flows set forth in Part I Item 1A. “Risk Factors” in our Fiscal 2019 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our business, results of operations, financial condition and cash flows may be adversely affected by global public health pandemics, including COVID-19, an infectious disease caused by the novel coronavirus, and their related impact on the economy and financial markets.

A global public health pandemic, including COVID-19, poses the risk that we or our employees, vendors, or customers may be prevented from conducting business activities for an indefinite period of time, including shutdowns that may be requested or mandated by governmental authorities, restrictions on travel to or from locations where we obtain product, provide services or where our customers are located. While as of the date hereof, we have been deemed an essential business by state and local governmental officials and are therefore permitted to continue operations during the COVID-19 pandemic, our continued status as an essential business in all or certain of our markets could change by subsequent order and is beyond our control  If workers at one or more of our offices or the offices of our suppliers become ill or are quarantined and in either or both events are therefore unable to work, our operations could be subject to disruption. Further, our customers’ financial condition may be adversely impacted as a result of the impacts of COVID-19, or another global public health pandemic, and efforts taken to prevent its spread, which could result in reduced demand or impact their ability to pay for our products and services. The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We cannot assure you that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings.  The extent, if any, to which the COVID-19 pandemic will impact our business remains uncertain, however, there could be a material adverse impact on our business, financial condition, results of operations, or cash flows.

The potential effects of COVID-19 also could impact many of our risk factors, included in Part 1, Item A of our Fiscal 2019 Form 10-K, including, but not limited to our profitability, laws and regulations affecting our business, fluctuations in the financial markets and hedging, the availability of future borrowings, the costs of current and future borrowings, valuation of our pension assets and obligations, and credit risks of our customers and counterparties. However, given the evolving health, economic, social, and governmental environments, the potential impact that COVID-19 could have on our risk factors that are further described in our Fiscal 2019 Form 10-K remain uncertain.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Note 4 to the Condensed Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the six months ended March 31, 2020 is incorporated into this Item 2 by reference.

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

101

The following materials from the Star Group, L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Group, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary Kestrel Heat LLC (Principal Financial Officer)	May 4, 2020

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller Kestrel Heat LLC (Principal Accounting Officer)	May 4, 2020