Form 10-Q
period 2020-06-30
STAR GROUP, L.P.
filed 2020-08-03
CIK 1002590

!8

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

At July 31, 2020, the registrant had 43,741,226 Common Units outstanding.

STAR GROUP, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2020	2019
(in thousands)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$66,718	$4,899
Receivables, net of allowance of $8,757 and $8,378, respectively	111,915	120,245
Inventories	43,699	64,788
Prepaid expenses and other current assets	28,464	36,898
Total current assets	250,796	226,830
Property and equipment, net	94,826	98,239
Operating lease right-of-use assets	100,765	—
Goodwill	244,574	244,574
Intangibles, net	93,518	107,688
Restricted cash	250	250
Captive insurance collateral	69,607	58,490
Deferred charges and other assets, net	17,788	16,635
Total assets	$872,124	$752,706
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$25,081	$33,973
Revolving credit facility borrowings	—	24,000
Fair liability value of derivative instruments	10,495	8,262
Current maturities of long-term debt	13,000	9,000
Current portion of operating lease liabilities	19,391	—
Accrued expenses and other current liabilities	153,591	120,839
Unearned service contract revenue	58,121	61,213
Customer credit balances	50,127	68,270
Total current liabilities	329,806	325,557
Long-term debt	112,975	120,447
Long-term operating lease liabilities	86,680	—
Deferred tax liabilities, net	19,153	20,116
Other long-term liabilities	22,235	25,746
Partners’ capital
Common unitholders	319,522	279,709
General partner	(2,041)	(1,968)
Accumulated other comprehensive loss, net of taxes	(16,206)	(16,901)
Total partners’ capital	301,275	260,840
Total liabilities and partners’ capital	$872,124	$752,706

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per unit data - unaudited)	2020	2019	2020	2019
Sales:
Product	$165,182	$210,657	$1,079,145	$1,306,764
Installations and services	66,973	72,719	205,018	211,221
Total sales	232,155	283,376	1,284,163	1,517,985
Cost and expenses:
Cost of product	93,264	155,055	666,287	876,920
Cost of installations and services	54,732	62,130	189,674	201,841
(Increase) decrease in the fair value of derivative instruments	(3,279)	1,630	1,974	19,268
Delivery and branch expenses	72,756	82,669	254,945	296,026
Depreciation and amortization expenses	8,447	8,225	26,586	23,828
General and administrative expenses	6,954	5,472	18,882	23,136
Finance charge income	(1,217)	(1,872)	(3,251)	(4,166)
Operating income (loss)	498	(29,933)	129,066	81,132
Interest expense, net	(2,308)	(2,967)	(7,743)	(8,677)
Amortization of debt issuance costs	(241)	(253)	(729)	(756)
Income (loss) before income taxes	(2,051)	(33,153)	120,594	71,699
Income tax expense (benefit)	(2,005)	(10,055)	34,477	20,157
Net income (loss)	$(46)	$(23,098)	$86,117	$51,542
General Partner’s interest in net income (loss)	(1)	(150)	600	319
Limited Partners’ interest in net income (loss)	$(45)	$(22,948)	$85,517	$51,223

Basic and diluted income (loss) per Limited Partner Unit (1):	$—	$(0.46)	$1.55	$0.86
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	45,246	49,943	46,253	51,431

(1)	See Note 16 - Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands - unaudited)	2020	2019	2020	2019
Net income (loss)	$(46)	$(23,098)	$86,117	$51,542
Other comprehensive income (loss):
Unrealized gain on pension plan obligation (1)	455	455	1,365	1,366
Tax effect of unrealized gain on pension plan obligation	(127)	(124)	(385)	(373)
Unrealized gain on captive insurance collateral	986	666	1,029	1,960
Tax effect of unrealized gain on captive insurance collateral	(207)	(140)	(214)	(416)
Unrealized loss on interest rate hedges	(126)	(733)	(1,508)	(1,845)
Tax effect of unrealized loss on interest rate hedges	34	196	408	488
Total other comprehensive income	1,015	320	695	1,180
Total comprehensive income (loss)	$969	$(22,778)	$86,812	$52,722

(1)	This item is included in the computation of net periodic pension cost.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Three Months Ended June 30, 2020
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of March 31, 2020	45,622	326	$334,968	$(1,792)	$(17,221)	$315,955
Net loss	—	—	(45)	(1)	—	(46)
Unrealized gain on pension plan obligation	—	—	—	—	455	455
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(127)	(127)
Unrealized gain on captive insurance collateral	—	—	—	—	986	986
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(207)	(207)
Unrealized loss on interest rate hedges	—	—	—	—	(126)	(126)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	34	34
Distributions	—	—	(5,988)	(248)	—	(6,236)
Retirement of units (1)	(1,155)	—	(9,413)	—	—	(9,413)
Balance as of June 30, 2020 (unaudited)	44,467	326	$319,522	$(2,041)	$(16,206)	$301,275

	Three Months Ended June 30, 2019
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of March 31, 2019	50,302	326	$373,748	$(1,146)	$(17,181)	$355,421
Net loss	—	—	(22,948)	(150)	—	(23,098)
Unrealized gain on pension plan obligation	—	—	—	—	455	455
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(124)	(124)
Unrealized gain on captive insurance collateral	—	—	—	—	666	666
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(140)	(140)
Unrealized loss on interest rate hedges	—	—	—	—	(733)	(733)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	196	196
Distributions	—	—	(6,265)	(226)	—	(6,491)
Retirement of units (1)	(885)	—	(8,577)	—	—	(8,577)
Balance as of June 30, 2019 (unaudited)	49,417	326	$335,958	$(1,522)	$(16,861)	$317,575
(1)	See Note 4 – Common Unit Repurchase and Retirement.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Nine Months Ended June 30, 2020
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2019	47,685	326	$279,709	$(1,968)	$(16,901)	$260,840
Net income	—	—	85,517	600	—	86,117
Unrealized gain on pension plan obligation	—	—	—	—	1,365	1,365
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(385)	(385)
Unrealized gain on captive insurance collateral	—	—	—	—	1,029	1,029
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(214)	(214)
Unrealized loss on interest rate hedges	—	—	—	—	(1,508)	(1,508)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	408	408
Distributions	—	—	(17,716)	(673)	—	(18,389)
Retirement of units (1)	(3,218)	—	(27,988)	—	—	(27,988)
Balance as of June 30, 2020 (unaudited)	44,467	326	$319,522	$(2,041)	$(16,206)	$301,275

	Nine Months Ended June 30, 2019
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2018	53,088	326	$329,129	$(1,303)	$(18,041)	$309,785
Impact of adoption of ASU No. 2014-09	—	—	9,164	60	—	9,224
Net income	—	—	51,223	319	—	51,542
Unrealized gain on pension plan obligation	—	—	—	—	1,366	1,366
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(373)	(373)
Unrealized gain on captive insurance collateral	—	—	—	—	1,960	1,960
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(416)	(416)
Unrealized loss on interest rate hedges	—	—	—	—	(1,845)	(1,845)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	488	488
Distributions	—	—	(18,610)	(598)	—	(19,208)
Retirement of units (1)	(3,671)	—	(34,948)	—	—	(34,948)
Balance as of June 30, 2019 (unaudited)	49,417	326	$335,958	$(1,522)	$(16,861)	$317,575
(1)	See Note 4 – Common Unit Repurchase and Retirement.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
(in thousands - unaudited)	2020	2019
Cash flows provided by (used in) operating activities:
Net income	$86,117	$51,542
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	1,974	19,268
Depreciation and amortization	27,315	24,584
Provision for losses on accounts receivable	4,556	8,500
Change in deferred taxes	(1,154)	(11,206)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	4,745	(34,793)
Decrease in inventories	21,135	1,958
Decrease in other assets	12,037	9,156
Decrease in accounts payable	(8,229)	(7,570)
Decrease in customer credit balances	(18,537)	(26,177)
Increase in other current and long-term liabilities	26,338	27,060
Net cash provided by operating activities	156,297	62,322
Cash flows provided by (used in) investing activities:
Capital expenditures	(8,573)	(8,235)
Proceeds from sales of fixed assets	395	1,040
Purchase of investments	(10,044)	(10,576)
Acquisitions	(496)	(62,807)
Net cash used in investing activities	(18,718)	(80,578)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	90,202	139,331
Revolving credit facility repayments	(151,702)	(70,331)
Loan issuance	130,000	—
Term loan repayments	(95,750)	(5,000)
Distributions	(18,389)	(19,208)
Unit repurchases	(27,988)	(34,948)
Customer retainage payments	(514)	(357)
Payments of debt issue costs	(1,619)	(45)
Net cash (used in) provided by financing activities	(75,760)	9,442
Net increase (decrease) in cash, cash equivalents, and restricted cash	61,819	(8,814)
Cash, cash equivalents, and restricted cash at beginning of period	5,149	14,781
Cash, cash equivalents, and restricted cash at end of period	$66,968	$5,967

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

The Company is organized as follows:

•

Star is a limited partnership, which at June 30, 2020, had outstanding 44.5 million Common Units (NYSE: “SGU”), representing a 99.3% limited partner interest in Star, and 0.3 million general partner units, representing a 0.7% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).  Since November 1, 2017, Star elected to be treated as a corporation for Federal income tax purposes, so both Star and its subsidiaries (that were already taxable entities) are now subject to Federal and state corporate income taxes. As a result of this election, the Company issued its last Schedule K-1’s for the 2017 calendar year, and now issues Form 1099-DIV to unitholders.

•

Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast, Central and Southeast U.S. region retail distributor of home heating oil and propane that at June 30, 2020 served approximately 443,000 full service residential and commercial home heating oil and propane customers and 64,000 customers on a delivery only basis. We also sell gasoline and diesel fuel to approximately 26,500 customers. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including approximately 20,000 service contracts for natural gas and other heating systems.

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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Company’s business, the results of operations and cash flows for the nine-month period ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2020, the $67.0 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $66.7 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2019, the $5.1 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $4.9 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

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

At June 30, 2020, captive insurance collateral is comprised of $68.8 million of Level 1 debt securities measured at fair value and $0.8 million of mutual funds measured at net asset value.  At September 30, 2019, the balance was comprised of $58.0 million of Level 1 debt securities measured at fair value and $0.5 million of mutual funds measured at net asset value. Unrealized gains and losses, net of related income taxes, are reported as accumulated other comprehensive gain (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in Interest expense, net, at which time the average cost basis of these securities are adjusted to fair value.

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

The Company entered into weather hedge contracts for fiscal years 2019, 2020 and 2021.  Under these contracts, we are entitled to receive a payment if the total number of degree days within the hedge period is less than the prior ten year average. The “Payment Thresholds,” or strikes, are set at various levels. In addition, we will be obligated to make a payment capped at $5.0 million if degree days exceed the Payment Threshold which approximates the prior ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year.  For fiscal 2020 and 2021 the maximum that the Company can receive annually is $12.5 million and the maximum that the Company would be obligated to pay annually is $5.0 million.  As of June 30, 2020, the Company reduced delivery and branch expense under these contracts by $10.1 million and received the amount in full in April 2020.  As of June 30, 2019, the Company increased delivery and branch expense under these contracts of $2.1million, and paid the amount in full in April 2019.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of June 30, 2020, we had $0.2 million and $16.8 million balances included in the captions “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on our Condensed Consolidated Balance Sheet representing the remaining balance of the NETTI Fund withdrawal liability. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of June 30, 2020 and September 30, 2019 was $29.3 million and $21.1 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

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

The adoption of ASC Topic 842 had a material impact to the Company’s Condensed Consolidated Balance Sheet, but did not impact the Condensed Consolidated Statement of Operations or Condensed Consolidated Statement of Partners’ Capital. The most significant changes to the Condensed Consolidated Balance Sheet relate to the recognition of the following as of October 1, 2019:  “Operating lease right-of-use assets” in the amount of $104.7 million, “Current portion of operating lease liabilities” in the amount of $20.1 million and “Long-term operating lease liabilities” in the amount of $89.9 million. The adoption of ASC Topic 842 also had no impact on operating, investing, or financing cash flows in the Condensed Consolidated Statement of Cash Flows. However, ASC Topic has significantly affected the Company’s disclosures about noncash investing activities. Additionally, the Company’s lease-related disclosures have significantly increased as of and for the nine months ended June 30, 2020 as compared to prior years. See Note 13 – Leases for further details on the adoption of ASC Topic 842.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The Company adopted the ASU effective March 12, 2020.  The update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. The Company has $65.3 million of interest rate swap agreements at June 30, 2020 that are benchmarked against LIBOR, which the Company has designated as cash flow hedging derivatives.  This guidance includes practical expedients for contract modifications due to reference rate reform. The Company has elected to adopt the practical expedient that the Company may change the contractual terms of the interest rate swap agreements that are expected to be affected by reference rate reform and not be required to de-designate the hedging relationships.  The adoption did not have an impact on the Company’s consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 230): Simplifying the Test for Goodwill Impairment. The update simplifies how an entity is required to test goodwill for impairment. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but not exceed the total amount of goodwill allocated to the reporting unit. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2021. The Company does not expect ASU 2017-04 will have a material impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General: Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2021.  The Company is evaluating the effect that ASU No. 2018-14 will have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2021. The Company does not expect ASU No. 2018-15 will have a material impact on its consolidated financial statements and related disclosures.

3) Revenue Recognition

The following disaggregates our revenue by major sources for the three and nine months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Petroleum Products:
Home heating oil and propane	$120,951	$115,988	$877,763	$1,034,554
Other petroleum products	44,231	94,669	201,382	272,210
Total petroleum products	165,182	210,657	1,079,145	1,306,764
Installations and Services:
Equipment installations	21,548	24,344	72,271	74,711
Equipment maintenance service contracts	32,541	32,279	88,213	87,276
Billable call services	12,884	16,096	44,534	49,234
Total installations and services	66,973	72,719	205,018	211,221
Total Sales	$232,155	$283,376	$1,284,163	$1,517,985

Deferred Contract Costs

We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We defer these costs only when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate.  Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period of approximately five years.  Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively.  At June 30, 2020 the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.4 million and $5.9 million, respectively.  At September 30, 2019 the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.4 million and $5.9 million, respectively.  During the nine months ended June 30, 2020 and 2019 we recognized expense of $3.0 million each period associated with the amortization of deferred contract costs within “Delivery and branch expenses” in the Condensed Consolidated Statement of Operations.

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts.  Contract liabilities are recognized straight-line over the service contract period, generally one year or less.  As of June 30, 2020 and September 30, 2019 the Company had contract liabilities of $105.5 million and $127.0 million, respectively.  During the nine months ended June 30, 2020 the Company recognized $110.0 million of revenue that was included in the September 30, 2019 contract liability balance.  During the nine months ended June 30, 2019 the Company recognized $104.6 million of revenue that was included in the September 30, 2018 contract liability balance.

4) Common Unit Repurchase and Retirement

In July 2012, the Board adopted a plan to repurchase certain of the Company’s Common Units that was amended in fiscal 2018 (the “Repurchase Plan”).  Through April 2020, the Company had repurchased approximately 12.8 million Common Units under the Repurchase Plan.  In May 2020, the Board authorized an increase of the number of Common Units that remained available for the Company to repurchase from 0.1 million to a total of 3.6 million, of which 2.5 million were available for repurchase in open market transactions and 1.1 million were available for repurchase in privately-negotiated transactions.  During the third fiscal quarter of 2020, the Company repurchased approximately 1.2 million Common Units in open market transactions under the Repurchase Plan and repurchased 0.7 million Common Units in July 2020.  There is no guarantee of the exact number of units that will be purchased under the Repurchase Plan and the Company may discontinue purchases at any time. The Repurchase Plan does not have a time limit. The Board may also approve additional purchases of units from time to time in private transactions. The Company’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the Common Units purchased under the Repurchase Plan will be retired.

Under the Company’s fifth amended and restated credit agreement dated December 4, 2019, in order to repurchase Common Units we must maintain Availability (as defined in the fifth amended and restated credit agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase.  The Company was in compliance with this covenant as of June 30, 2020.

The following table shows repurchases under the Repurchase Plan.

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2019 total	13,340	$8.08	10,896	956

First quarter fiscal year 2020 total	1,281	$9.42	650	306	(b)

Second quarter fiscal year 2020 total	782	$8.33	782	524	(c)

April 2020	424	$7.71	424	100
May 2020	106	$8.12	106	3,494	(d)
June 2020	625	$8.45	625	2,869
Third quarter fiscal year 2020 total	1,155	$8.15	1,155	2,869

July 2020	725	$8.97	725	2,144	(e)

(a)	Amount includes repurchase costs.
(b)	First quarter of fiscal year 2020 Common Units repurchased include 0.6 million Common Units acquired in a private transaction.
(c)	In February 2020, the Board authorized an increase in the number of Common Units available for repurchase from 0.1 million to 1.1 million.
(d)	In May 2020, the Board authorized an increase in the number of Common Units available for repurchase from 0.1 million to 3.6 million.
(e)

Of the total available for repurchase, approximately 1.0 million units are available for repurchase in open market transactions and 1.1 million units are available for repurchase in privately-negotiated transactions, under the Repurchase Plan.

5) Captive Insurance Collateral

The Company considers all of its captive insurance collateral to be available-for-sale investments. Investments at June 30, 2020 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$787	$—	$—	$787
U.S. Government Sponsored Agencies	42,056	274	(1)	42,329
Corporate Debt Securities	21,704	1,697	—	23,401
Foreign Bonds and Notes	3,002	88	—	3,090
Total	$67,549	$2,059	$(1)	$69,607

Investments at September 30, 2019 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$509	$—	$—	$509
U.S. Government Sponsored Agencies	29,055	198	(3)	29,250
Corporate Debt Securities	23,831	773	—	24,604
Foreign Bonds and Notes	4,066	61	—	4,127
Total	$57,461	$1,032	$(3)	$58,490

Maturities of investments were as follows at June 30, 2020 (in thousands):

Net Carrying Amount
Due within one year	$8,072
Due after one year through five years	52,198
Due after five years through ten years	9,337
Total	$69,607

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

As of June 30, 2020, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 8.2 million gallons of swap contracts, 6.3 million gallons of call options, 3.5 million gallons of put options, and 59.5 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of June 30, 2020, held 19.4 million gallons of short swap contracts, 57.2 million gallons of long future contracts, and 59.6 million gallons of short future contracts that settle in future months.  To hedge its internal fuel usage and other activities for fiscal 2021, the Company, as of June 30, 2020, held 7.9 million gallons of call options and swap contracts that settle in future months.

As of June 30, 2019, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 6.9 million gallons of swap contracts, 3.6 million gallons of call options, 3.1 million gallons of put options, and 58.6 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of June 30, 2019, held 1.3 million gallons of long swap contracts, 55.4 million gallons of long future contracts, and 71.5 million gallons of short future contracts that settle in future months. To hedge its internal fuel usage and other activities for fiscal 2019, the Company, as of June 30, 2019, held 7.8 million gallons of swap contracts and 0.7 million gallons of short swap contracts that settle in future months.

As of June 30, 2020, the Company has interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $65.3 million, or 51.5%, of its long term debt.  The Company has designated its interest rate swap agreements as cash flow hedging derivatives.  To the extent these derivative instruments are effective and the accounting standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings.  As of June 30, 2020 the fair value of the swap contracts was $(3.5) million. As of September 30, 2019, the notional value of the swap contracts was $45.0 million and the fair value of the swap contracts was $(2.0) million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Toronto-Dominion Bank and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At June 30, 2020, the aggregate cash posted as collateral in the normal course of business at counterparties was $0.5 million and recorded in “Prepaid expense and other current assets.” Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of June 30, 2020, $11.1 million of hedge positions and payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at June 30, 2020
Commodity contracts	Fair liability value of derivative instruments	$22,715	$—	$22,715
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	1,576	—	1,576
Commodity contract assets at June 30, 2020		$24,291	$—	$24,291
Liability Derivatives at June 30, 2020
Commodity contracts	Fair liability value of derivative instruments	$(33,210)	$—	$(33,210)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	(1,214)	—	(1,214)
Commodity contract liabilities at June 30, 2020		$(34,424)	$—	$(34,424)
Asset Derivatives at September 30, 2019
Commodity contracts	Fair liability value of derivative instruments	$13,824	$—	$13,824
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance and other long term liabilities, net	1,466	—	1,466
Commodity contract assets September 30, 2019		$15,290	$—	$15,290
Liability Derivatives at September 30, 2019
Commodity contracts	Fair liability value of derivative instruments	$(22,086)	$—	$(22,086)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net balance and other long term liabilities, net	(1,719)	—	(1,719)
Commodity contract liabilities September 30, 2019		$(23,805)	$—	$(23,805)

The Company’s derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Long-term derivative assets included in deferred charges and other assets, net	$1,576	$(1,174)	$402	$—	$—	$402
Fair liability value of derivative instruments	22,715	(33,210)	(10,495)	—	—	(10,495)
Long-term derivative liabilities included in other long-term liabilities, net	—	(40)	(40)	—	—	(40)
Total at June 30, 2020	$24,291	$(34,424)	$(10,133)	$—	$—	$(10,133)
Long-term derivative assets included in other long-term assets, net	$16	$(16)	$—	$—	$—	$—
Fair liability value of derivative instruments	13,824	(22,086)	(8,262)	—	—	(8,262)
Long-term derivative liabilities included in other long-term liabilities, net	1,450	(1,703)	(253)	—	—	(253)
Total at September 30, 2019	$15,290	$(23,805)	$(8,515)	$—	$—	$(8,515)

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2020	Nine Months Ended June 30, 2019
Commodity contracts	Cost of product (a)	$4,681	$558	$7,030	$8,751
Commodity contracts	Cost of installations and service (a)	$282	$79	$506	$729
Commodity contracts	Delivery and branch expenses (a)	$664	$75	$1,261	$512
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$(3,279)	$1,630	$1,974	$19,268

(a)	Represents realized closed positions and includes the cost of options as they expire.
(b)	Represents the change in value of unrealized open positions and expired options.

7) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	June 30, 2020	September 30, 2019
Product	$23,070	$43,536
Parts and equipment	20,629	21,252
Total inventory	$43,699	$64,788

8) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	June 30, 2020	September 30, 2019
Property and equipment	$235,942	$230,690
Less: accumulated depreciation	141,116	132,451
Property and equipment, net	$94,826	$98,239

9) Business Combinations

During fiscal year 2020, the Company acquired the customer list and the assets of a heating oil dealer for an aggregate purchase price of approximately $0.5 million.

10) Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	June 30, 2020			September 30, 2019
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$383,388	$310,816	$72,572	$382,373	$297,221	$85,152
Trade names and other intangibles	37,853	16,907	20,946	37,739	15,203	22,536
Total	$421,241	$327,723	$93,518	$420,112	$312,424	$107,688

Amortization expense for intangible assets was $15.3 million for the nine months ended June 30, 2020, compared to $14.1 million for the nine months ended June 30, 2019.

11) Long-Term Debt and Bank Facility Borrowings

The Company’s debt is as follows (in thousands):

	June 30,		September 30,
	2020		2019
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$—	$—	$61,500	$61,500
Senior Secured Term Loan (b)	125,975	126,750	91,947	92,500
Total debt	$125,975	$126,750	$153,447	$154,000
Total short-term portion of debt	$13,000	$13,000	$33,000	$33,000
Total long-term portion of debt	$112,975	$113,750	$120,447	$121,000

(a)	The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)	Carrying amounts are net of unamortized debt issuance costs of $0.8 million as of June 30, 2020 and $0.6 million as of September 30, 2019.

On December 4, 2019, the Company refinanced its five-year term loan and the revolving credit facility with the execution of the fifth amended and restated revolving credit facility agreement with a bank syndicate comprised of eleven participants, which enables the Company to borrow up to $300 million ($450 million during the heating season of December through April of each year) on a revolving credit facility for working capital purposes (subject to certain borrowing base limitations and coverage ratios), provides for a $130 million five-year senior secured term loan (the “Term Loan”), allows for the issuance of up to $25 million in letters of credit, and has a maturity date of December 4, 2024.

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

The interest rate on the fifth amended and restated revolving credit facility and the Term Loan is based on a margin over LIBOR or a base rate. At June 30, 2020, the effective interest rate on the Term Loan was approximately 5.4% and the effective interest rate on revolving credit facility borrowings was approximately 4.0%. At September 30, 2019, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 5.9% and 4.6%, respectively.

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

At June 30, 2020, $126.8 million of the Term Loan was outstanding, no amount was outstanding under the revolving credit facility, $11.1 million of hedge positions were secured under the credit agreement, and $4.4 million of letters of credit were issued and outstanding. At September 30, 2019, $92.5 million of the Term Loan was outstanding, $61.5 million was outstanding under the revolving credit facility, $7.7 million of hedge positions were secured under the credit agreement, and $4.6 million of letters of credit were issued and outstanding.

At June 30, 2020, availability was $226.4 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio. At September 30, 2019, availability was $126.1 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio.

12) Income Taxes

 The accompanying financial statements are reported on a fiscal year, however, the Company and its corporate subsidiaries file Federal and State income tax returns on a calendar year.

The current and deferred income tax expense (benefit) for the three and nine months ended June 30, 2020, and June 30, 2019 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Income (loss) before income taxes	$(2,051)	$(33,153)	$120,594	$71,699
Current income tax expense (benefit)	(629)	(8,184)	35,631	31,363
Deferred income tax expense (benefit)	(1,376)	(1,871)	(1,154)	(11,206)
Total income tax expense (benefit)	$(2,005)	$(10,055)	$34,477	$20,157

At June 30, 2020, we did not have unrecognized income tax benefits.

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

Certain of our lease arrangements contain non-lease components such as common area maintenance.  We have elected to account for the lease component and its associated non-lease components as a single lease component.  Leases with an initial term of 12 months or less are not recognized on our balance sheet. The Company has leases that have variable payments, including lease payments where lease payment increases are based on the percentage change in the Consumer Price Index. For such leases, payment at the lease commencement date is used to measure the ROU assets and operating lease liabilities. Changes in the index and other variable payments are expensed as incurred.  The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate, because the interest rate implicit in our operating leases is not readily determinable. The basis for an incremental borrowing rate was our Term Loan, market-based yield curves and comparable debt securities.

A summary of total lease costs and other information for the three and nine months ended June 30, 2020 is as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(in thousands)	2020	2020
Lease cost:
Operating lease cost	$6,547	$19,479
Short-term lease cost	205	637
Variable lease cost	1,423	3,562
Total lease cost	$8,175	$23,678

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,420	$19,045
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,507	$11,943

As of June 30, 2020, our operating leases had a weighted average remaining lease term of 7.3 years and a weighted average discount rate of 4.9%. Maturities of operating lease liabilities as of June 30, 2020 are as follows:

June 30,
(in thousands)	2020
Remaining three months of fiscal year 2020	$6,256
2021	23,359
2022	19,062
2023	15,798
2024	13,655
Thereafter	49,944
Total undiscounted lease payments	128,074
Less imputed interest	(22,003)
Total lease liabilities	$106,071

Maturities of operating lease liabilities presented undiscounted under ASC Topic 840 as prescribed by ASC Topic 842 as of September 30, 2019 are as follows:

September 30,
(in thousands)	2019
2020	$24,082
2021	20,875
2022	16,687
2023	13,344
2023	11,114
Thereafter	43,506
Total future minimum lease payments	$129,608

14) Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
Cash paid during the period for:	June 30,
(in thousands)	2020		2019
Income taxes, net	$9,988	(a)	$3,046
Interest	$9,272		$9,709

(a) In July 2020, the Company made $8.5 million in tax payments that were deferred from April and June.

15) Commitments and Contingencies

On April 18, 2017, a civil action was filed in the United States District Court for the Eastern District of New York, entitled M. Norman Donnenfeld v. Petro, Inc., Civil Action Number 2:17-cv-2310-JFB-SIL, against Petro, Inc. By amended complaint filed on August 15, 2017, the Plaintiff alleged he did not receive expected contractual benefits under his protected price plan contract when oil prices fell and asserted various claims for relief including breach of contract, violation of the New York General Business Law and fraudulent inducement. The Plaintiff also sought to have a class certified of similarly situated Petro customers who entered into protected price plan contracts and were denied the same contractual benefits.  The Plaintiff sought compensatory, punitive and other damages in unspecified amounts.  On September 15, 2017, Petro filed a motion to dismiss the amended complaint as time-barred and for failure to state a cause of action.  On September 12, 2018, the district court granted in part and denied in part Petro's motion to dismiss.  The district court dismissed the Plaintiff's claims for breach of the covenant of good faith and fair dealing and fraudulent inducement, but declined to dismiss the Plaintiff's remaining claims.  The district court granted the Plaintiff leave to amend to attempt to replead his fraudulent inducement claim.  On October 10, 2018, the Plaintiff filed a second amended complaint.  The second amended complaint attempted to replead a fraudulent inducement claim and was otherwise substantially similar or identical to the prior complaint.  On November 13, 2018, Petro moved to dismiss the fraudulent inducement and unjust enrichment claims in the second amended complaint.  On January 31, 2019, the court granted the motion and dismissed the fraudulent inducement and unjust enrichment claims with prejudice.  On February 22, 2019, counsel for Petro and the Plaintiff participated in a mediation which, after arms-length negotiations, resulted in a memorandum of understanding to settle the litigation, subject to the completion of confirmatory discovery, negotiation of a final settlement agreement and court approval.  In an order dated March 27, 2019, the district court stayed all discovery deadlines in light of the pending settlement.  On October 4, 2019, upon consent of all parties, Judge Roslynn R. Mauskopf assigned the action to Magistrate Judge Steve I. Locke for final disposition.  On March 26, 2020, the court granted final approval of the class action settlement, certified the class for settlement purposes only and dismissed the action with prejudice.  On March 26, 2020, the court also granted Plaintiff’s unopposed motion for fees, expenses and named plaintiff service award.  The settlement is not an admission of liability or breach to any customers by Petro and, the Company continues to believe the allegations lack merit.

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

The following presents the net income allocation and per unit data using this method for the periods presented:

	Three Months Ended		Nine Months Ended
Basic and Diluted Earnings Per Limited Partner:	June 30,		June 30,
(in thousands, except per unit data)	2020	2019	2020	2019
Net income (loss)	$(46)	$(23,098)	$86,117	$51,542
Less General Partner’s interest in net income (loss)	(1)	(150)	600	319
Net income (loss) available to limited partners	(45)	(22,948)	85,517	51,223
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	—	—	13,616	6,740
Limited Partner’s interest in net income (loss) under FASB ASC 260-10-45-60	$(45)	$(22,948)	$71,901	$44,483
Per unit data:
Basic and diluted net income (loss) available to limited partners	$—	$(0.46)	$1.85	$1.00
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	—	—	0.30	0.14
Limited Partner’s interest in net income (loss) under FASB ASC 260-10-45-60	$—	$(0.46)	$1.55	$0.86
Weighted average number of Limited Partner units outstanding	45,246	49,943	46,253	51,431

17) Subsequent Events

Acquisition

In July 2020, the Company purchased the customer list and assets of a heating oil dealer for an aggregate amount of approximately $2.3 million. The purchase price was allocated $1.9 million to intangible assets, $0.5 million to fixed assets and reduced by $0.1 million for working capital credits.

Quarterly Distribution Declared

In July 2020, we declared a quarterly distribution of $0.1325 per unit, or $0.53 per unit on an annualized basis, on all Common Units with respect to the third quarter of fiscal 2020, payable on August 4, 2020, to holders of record on July 27, 2020. The amount of distributions in excess of the minimum quarterly distribution of $0.0675 are distributed in accordance with our Partnership Agreement, subject to the management incentive compensation plan. As a result, $5.8 million will be paid to the Common Unit holders, $0.2 million to the General Partner unit holders (including $0.2 million of incentive distribution as provided in our Partnership Agreement) and $0.2 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Units Repurchased and Retired

In July 2020, in accordance with the Repurchase Plan, the Company repurchased and retired 0.7 million Common Units at an average price paid of $8.97 per unit.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the severity and duration of the novel coronavirus, or COVID-19, pandemic, the pandemic’s impact on the U.S. and global economies, the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic, the effect of weather conditions on our financial performance, the price and supply of the products that we sell, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including climate change, environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, potential cyber-attacks, general economic conditions and new technology. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct, and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Fiscal 2019 Form 10-K under Part I Item 1A “Risk Factors.”  Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report and in our Fiscal 2019 Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Currently, one of the most significant factors, however, is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company, its customers and counterparties, and the global economy and financial markets. The extent to which COVID-19 impacts us and our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures, among others. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Impact of COVID 19 - A Global Pandemic on our Operations and Outlook

In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”). On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. The United States has declared a national emergency concerning the outbreak, which has adversely impacted global activity and contributed to significant declines and volatility in financial markets. There have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, and orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Our business is concentrated in the Northeast and Mid-Atlantic sections of the United States. These areas have been significantly impacted by the virus.

We have been designated by state and local governmental officials in the markets we serve as providing essential services during the COVID-19 pandemic. Therefore, we have continued to make fuel deliveries and provide emergency services to all areas in which we operate.  We are closely monitoring all official pronouncements and executive orders concerning our status as an essential business.  To date, we have not experienced any supply chain issues impacting our ability to deliver petroleum products to our customers. However, we are experiencing delays in the procurement of certain HVAC equipment.  We believe the various initiatives we have implemented in response to the COVID-19 pandemic, such as certain staff working remotely, have not significantly impacted our ability to serve our customers.  The 2019-2020 peak heating season coincides with our first and second fiscal quarters, which historically represent approximately 80% of our annual volume of home heating oil and propane sold.

As a result of the COVID-19 pandemic, and in order to protect the safety and health of our workforce and our customers, we have expanded certain employee benefit programs and will incur additional operating costs such as sanitizing our facilities and providing IT infrastructure to allow many office, clerical, sales and customer service employees to work from home. At this time, we do not expect the cost of these undertakings to be significant.

In certain markets more heavily impacted by the pandemic, we ceased making non-emergency service calls that would have been performed in the third quarter of fiscal 2020 under normal conditions. These service calls may be deferred to subsequent periods and may increase our future service costs.  At this time, we do not expect that the increased costs associated with non-emergency service calls will be material to our annual service costs.

We believe that some of our customers have deferred non-emergency services, including the installation of new equipment, which has caused a decline in equipment installation sales. In the third quarter of fiscal 2020, we experienced a decline in installation sales of $2.8 million, or 11.5%, versus the prior-year period.  We have also experienced a decline in motor fuel sales volume of 10.1 million gallons, or 23.7% versus the prior year’s period due to a significant reduction in economic activity.  If these trends continue, our financial results may suffer accordingly. However, in July 2020, we are experiencing a modest increase in installation activity and motor fuels sales volume as certain states have modified their “stay-at-home” orders.

As of June 30, 2020, we had accounts receivable of $111.9 million, of which $85.3 million was due from residential customers and $26.6 million due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If past due balances that do not meet the eligibility tests as found in our fifth amended and restated credit agreement increase from historic levels, our future ability to borrow would be reduced.

The Company has taken advantage of certain tax and legislative actions which permitted the Company to defer its April 2020 and June 2020 Federal and State income tax payments to July 2020 and to defer certain payroll tax withholdings relating to calendar 2020 to calendar 2021 and 2022.

We believe COVID-19’s impact on our business, operating results, cash flows (including the collection of current and future accounts receivable) and/or financial condition primarily will be driven by the severity and duration of the pandemic, the pandemic’s impact on the U.S. and global economies, the price of petroleum products, and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. We continue to monitor the effects of the pandemic on our business; however, the primary drivers are beyond our knowledge and control and, as a result, at this time we cannot reasonably estimate the ultimate adverse impact COVID-19 will have on our business, operating results, cash flows and/or financial condition going forward.

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

	Fiscal 2020 (a)		Fiscal 2019		Fiscal 2018		Fiscal 2017		Fiscal 2016
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$1.86	$2.05	$1.66	$2.44	$1.74	$2.08	$1.39	$1.70	$1.08	$1.61
March 31	0.95	2.06	1.70	2.04	1.84	2.14	1.49	1.70	0.87	1.26
June 30	0.61	1.22	1.78	2.12	1.96	2.29	1.37	1.65	1.08	1.57
September 30	—	—	1.75	2.08	2.05	2.35	1.45	1.86	1.26	1.53

(a)	On July 31, 2020, the NYMEX ultra low sulfur diesel contract closed at $1.22 per gallon or $0.24 per gallon lower than the average of $1.46 in the nine months of Fiscal 2020.

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

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2020	$35,344	$30,734
2021	29,966	22,292
2022	24,913	19,602
2023	21,548	17,821
2024	17,103	16,777
2025	13,821	16,280

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

Under these contracts, we are entitled to a payment if the total number of degree days within the hedge period is less than the ten-year average. The “Payment Thresholds,” or strikes, are set at various levels. Conversely, we are obligated to make a payment, capped at $5.0 million, if degree days exceed the ten-year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year. For the nine months ended June 30, 2020 we recorded a $10.1 million benefit and, for the nine months ended June 30, 2019, we recorded a charge of $2.1 million.

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2020			2019			2018
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	23,900	23,100	800	26,200	25,400	800	24,700	19,900	4,800
Second Quarter	12,600	18,200	(5,600)	12,600	22,300	(9,700)	14,100	18,900	(4,800)
Third Quarter	8,000	13,600	(5,600)	7,100	15,900	(8,800)	7,900	16,200	(8,300)
Fourth Quarter	—	—	—	13,200	20,600	(7,400)	13,100	19,400	(6,300)
Total	44,500	54,900	(10,400)	59,100	84,200	(25,100)	59,800	74,400	(14,600)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2020			2019			2018
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	5.3%	5.1%	0.2%	5.8%	5.6%	0.2%	5.4%	4.3%	1.1%
Second Quarter	2.8%	4.0%	(1.2%)	2.8%	5.0%	(2.2%)	3.0%	4.1%	(1.1%)
Third Quarter	1.8%	3.0%	(1.2%)	1.6%	3.5%	(1.9%)	1.7%	3.5%	(1.8%)
Fourth Quarter	—	—	—	2.7%	4.2%	(1.5%)	2.9%	4.3%	(1.4%)
Total	9.9%	12.1%	(2.2%)	12.9%	18.3%	(5.4%)	13.0%	16.2%	(3.2%)

For the nine months ended June 30, 2020, the Company lost 10,400 accounts (net), or 2.2% of its home heating oil and propane customer base, compared to 17,700 accounts lost (net), or 3.9% of its home heating oil and propane customer base, during the nine months ended June 30, 2019. Gross customer gains were 1,400 less than the prior year’s comparable period, and gross customer losses were 8,700 accounts less.

During the nine months ended June 30, 2020, we estimate that we lost 0.9% of our home heating oil and propane accounts to natural gas conversions versus 1.1% for the nine months ended June 30, 2019 and 1.0% nine months ended June 30, 2018.  Losses to natural gas in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates.

Acquisitions

The timing of acquisitions and the types of products sold by acquired companies impact year-over-year comparisons.  During the nine months ended June 30, 2020, the Company acquired one heating oil dealer.  The Company also acquired the customer list and assets of a heating oil dealer in July 2020.  During fiscal 2019 the Company completed three acquisitions. The following tables detail the Company’s acquisition activity and the associated volume sold during the 12-month period prior to the date of acquisition.

(in thousands of gallons)
Fiscal 2020 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Other Petroleum Products	Total
1	October	1,085	—	1,085
2	July	2,400	—	2,400
		3,485	—	3,485

(in thousands of gallons)
Fiscal 2019 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Other Petroleum Products	Total
1	November	130	—	130
2	January (a)	—	—	—
3	May	13,200	6,772	19,972
		13,330	6,772	20,102

(a)

The business acquired in January 2019 did not sell any petroleum products. This acquisition was of a subcontractor that installed above ground oil tanks for residential use which had revenue of approximately $11 million during the 12 month period prior to the date of acquisition, and Star accounted for approximately 60% of its revenue; any such revenue is eliminated in consolidation, but the Company benefits from lower costs related to such revenue.

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

Three Months Ended June 30, 2020

Compared to the Three Months Ended June 30, 2019

Volume

For the three months ended June 30, 2020, retail volume of home heating oil and propane sold increased by 14.3 million gallons, or 38.8%, to 51.2 million gallons, compared to 36.9 million gallons for the three months ended June 30, 2019. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended June 30, 2020 were 46.4% colder than the three months ended June 30, 2019. Temperatures during the three months ended June 30, 2020 were 17.9% colder than normal, as reported by NOAA. For the twelve months ended June 30, 2020, net customer attrition for the base business was 4.0%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended June 30, 2019	36.9
Net customer attrition	(1.8)
Impact of colder temperatures	14.3
Acquisitions	1.5
Other (a)	0.3
Change	14.3
Volume - Three months ended June 30, 2020	51.2
(a)	This amount includes a 1.4 million gallon decline in lower margin commercial and bid volume.

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended June 30, 2020, compared to the three months ended June 30, 2019:

	Three Months Ended
Customers	June 30, 2020	June 30, 2019
Residential Variable	39.4%	38.0%
Residential Price-Protected (Ceiling and Fixed Price)	48.3%	48.4%
Commercial/Industrial	12.3%	13.6%
Total	100.0%	100.0%

Volume of other petroleum products sold decreased by 8.1 million gallons, or 19.0%, to 34.2 million gallons for the three months ended June 30, 2020, compared to 42.3 million gallons for the three months ended June 30, 2019, as the additional volume provided by acquisitions of 2.0 million gallons was more than offset by a decline in motor fuel sales of 10.1 million gallons, or 23.7%, resulting in part from COVID-19’s impact on economic activity as well as the loss of certain accounts.  We believe that the decline in motor fuel sales may continue in the near term.

Product Sales

For the three months ended June 30, 2020, product sales decreased by $45.5 million, or 21.6%, to $165.2 million, compared to $210.7 million for the three months ended June 30, 2019 as the impact of the additional volume sold was more than offset by a decline in selling prices.  The decline in selling prices was largely attributable to a decrease in product cost of $0.8669 per gallon or 44.3%.

Installations and Services

For the three months ended June 30, 2020, installation and service revenue decreased by $5.7 million, or 7.9%, to $67.0 million, compared to $72.7 million for the three months ended June 30, 2019 as the additional revenue provided from acquisitions of $1.8 million was reduced by lower revenue in the base business of $7.5 million.  As a result of COVID-19, we ceased making non-emergency service calls that would have been performed under normal conditions during the third quarter of fiscal 2020. These service calls may be deferred to subsequent periods and may increase our future service costs.  In addition, we believe that some of our customers have deferred non-emergency services, including the installation of new equipment, which has caused a decline in equipment installation sales and reactive service calls and may continue to reduce future service and installation income.

Cost of Product

For the three months ended June 30, 2020, cost of product decreased $61.8 million, or 39.9%, to $93.3 million, compared to $155.1 million for the three months ended June 30, 2019, as the impact of an increase in total volume sold of 8.0% was more than offset by a $0.8669 per gallon, or 44.3%, decrease in wholesale product cost.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended June 30, 2020 increased by $0.0003 per gallon, to $1.2174 per gallon, from $1.2171 per gallon during the three months ended June 30, 2019. The Company utilizes weighted average costing for computing cost of goods sold, which can delay the timing in which the effects of market changes in product costs are reflected in costs of goods because price changes are weighted into the average costing calculation rather than immediately realized.  As reported in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, we anticipated that product gross profit would be reduced in future periods by $6.9 million until recent declines in product costs were reflected in the weighted average costing calculations. Going forward, we cannot assume that per gallon margins realized during the three months ended June 30, 2020 are sustainable for future periods.

Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	June 30, 2020		June 30, 2019
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	51.2		36.9
Sales	$121.0	$2.3603	$116.0	$3.1421
Cost	$58.6	$1.1429	$71.1	$1.9250
Gross Profit	$62.4	$1.2174	$44.9	$1.2171

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	34.2		42.3
Sales	$44.2	$1.2922	$94.7	$2.2395
Cost	$34.7	$1.0137	$84.0	$1.9870
Gross Profit	$9.5	$0.2785	$10.7	$0.2525

Total Product	Amount (in millions)	Amount (in millions)
Sales	$165.2	$210.7
Cost	$93.3	$155.1
Gross Profit	$71.9	$55.6

For the three months ended June 30, 2020, total product gross profit was $71.9 million, which was $16.3 million, or 29.3%, more than the three months ended June 30, 2019, as the impact of an increase in home heating oil and propane volume ($17.4 million) was only partially offset by a decrease in gross profit from other petroleum products ($1.1 million).

Cost of Installations and Services

Total installation costs for the three months ended June 30, 2020 decreased by $1.9 million or 9.5%, to $17.8 million, compared to $19.7 million of installation costs for the three months ended June 30, 2019. Installation costs as a percentage of installation sales were 82.7% for the three months ended June 30, 2020 and 80.9% for the three months ended June 30, 2019.

Service expense decreased by $5.5 million, or 13.0%, to $36.9 million for the three months ended June 30, 2020, representing 81.3% of service sales, versus $42.4 million, or 87.7% of service sales, for the three months ended June 30, 2019.  We realized a combined gross profit from service and installation of $12.2 million for the three months ended June 30, 2020 compared to a gross profit of $10.6 million for the three months ended June 30, 2019, or an improvement of $1.6 million.  Acquisitions positively impacted the comparison by $0.7 million and, in the base business, service and installation gross profit improved by $0.9 million. In the base business, both service revenue and expenses declined due to the impact of COVID-19. However, the decline in service expense was greater than the decline in revenue. A portion of the expense decline related to service work that would normally have been performed during the third quarter of fiscal 2020.  We believe such service work may be performed in future periods and related expenses will be incurred in those periods.  Management views the service and installation department on a combined basis because many overhead functions cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended June 30, 2020, the change in the fair value of derivative instruments resulted in a $3.3 million credit due to a decrease in the market value for unexpired hedges (a $1.4 million charge) more than offset by a $4.7 million credit due to the expiration of certain hedged positions.

During the three months ended June 30, 2019, the change in the fair value of derivative instruments resulted in a $1.6 million charge due to a decrease in the market value for unexpired hedges (a $2.3 million charge), partially offset by a $0.7 million credit due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the three months ended June 30, 2020, delivery and branch expenses decreased $9.9 million, or 12.0%, to $72.8 million, compared to $82.7 million for the three months ended June 30, 2019, as additional costs from acquisitions of $1.8 million were more than offset by an $11.7 million, or 14.1%, decrease in expense within the base business.  The decline in the base business was attributable to lower insurance expense of $4.7 million, lower bad debt expense and credit card processing fees of $2.2 million, lower medical cost of $1.9 million and other reductions in operating costs totaling $2.9 million, or 3.5%, as we continue to improve Star’s operating efficiency. Bad debt expense was lower due to the decline in sales dollars and insurance expense was lower due in part to the warm weather for fiscal 2020 and its impact on claim experience. We believe that medical claims were lower due to COVID-19 “sheltering in place” and “stay at home” orders, which may have curtailed plan members seeking medical attention.

Depreciation and Amortization Expenses

For the three months ended June 30, 2020, depreciation and amortization expense increased $0.2 million, or 2.7% to $8.4 million, compared to $8.2 million for the three months ended June 30, 2019, largely due to acquisitions.

General and Administrative Expenses

For the three months ended June 30, 2020, general and administrative expenses increased by $1.5 million or 27.0%, to $7.0 million, from $5.5 million for the three months ended June 30, 2019, primarily due to an increase in profit sharing expense.  The Company accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees, and this amount is payable when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases corresponding to increases and decreases in Adjusted EBITDA.

Finance Charge Income

For the three months ended June 30, 2020, finance charge income decreased to $1.2 million from $1.9 million for the three months ended June 30, 2019, primarily due to lower customer late payment charges due to improved collections and lower sales volume at lower selling prices.

Interest Expense, Net

For the three months ended June 30, 2020, net interest expense decreased by $0.7 million, or 22.2%, to $2.3 million compared to $3.0 million for the three months ended June 30, 2019, primarily due to a decrease in average borrowings of $55.0 million from $194.5 million during the three months ended June 30, 2019 to $139.5 million during the three months ended June 30, 2020. To hedge against rising interest rates, the Company utilizes interest rate swaps.  At June 30, 2020 $65.3 million, or 51.5%, of our long term debt, was fixed.

Amortization of Debt Issuance Costs

For the three months ended June 30, 2020, amortization of debt issuance cost was $0.2 million, essentially unchanged from the three months ended June 30, 2019.

Income Tax Benefit

For the three months ended June 30, 2020, the Company’s income tax benefit decreased by $8.1 million to $2.0 million, from $10.1 million for the three months ended June 30, 2019, due to an increase in income before income taxes of $31.1 million, primarily reflecting an increase in Adjusted EBITDA of $25.7 million and a $4.9 million non-cash favorable change in the fair market value of derivative instruments. The Company’s effective income tax rate decreased from 29.7% for the six months ended March 31, 2020 to 28.6% for the nine months ended June 30, 2020 primarily due to lower state taxes.  Since the net loss before income taxes for the three months ended June 30, 2020 was $2.1 million, the impact of this year to date rate decrease from the second to third quarter of fiscal 2020 caused the effective income tax rate for the three months to be 97.8%.

Net Loss

For the three months ended June 30, 2020, Star’s net loss decreased $23.1 million, to less than $0.1 million, primarily due to an increase in Adjusted EBITDA of $25.7 million, described below, and a favorable change in the fair value of derivative instruments of $4.9 million, partially offset by a decrease in income tax expense of $8.1 million.

Adjusted EBITDA

For the three months ended June 30, 2020, Adjusted EBITDA increased by $25.7 million, to $5.7 million compared to the three months ended June 30, 2019. Acquisitions provided $1.2 million of Adjusted EBITDA, while Adjusted EBITDA in the base business increased by $24.5 million as the impact of higher home heating oil and propane volume sold, due to colder temperatures, lower operating expenses in the base business of $10.2 million, and an improvement in the net service and installation profitability of $0.9 million was only partially reduced by a decline in the Company’s motor fuels business.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provide additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended June 30,
(in thousands)	2020	2019
Net loss	$(46)	$(23,098)
Plus:
Income tax benefit	(2,005)	(10,055)
Amortization of debt issuance costs	241	253
Interest expense, net	2,308	2,967
Depreciation and amortization	8,447	8,225
EBITDA (a)	8,945	(21,708)
(Increase) / decrease in the fair value of derivative instruments	(3,279)	1,630
Adjusted EBITDA (a)	5,666	(20,078)
Add / (subtract)
Income tax benefit	2,005	10,055
Interest expense, net	(2,308)	(2,967)
Provision for losses on accounts receivable	1,353	3,532
Decrease in accounts receivables	74,307	124,456
Decrease in inventories	9,127	5,699
Increase in customer credit balances	13,925	12,299
Change in deferred taxes	(1,376)	(1,871)
Change in other operating assets and liabilities	2,723	(26,442)
Net cash provided by operating activities	$105,422	$104,683
Net cash used in investing activities	$(5,521)	$(53,268)
Net cash used in financing activities	$(43,484)	$(62,070)

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

Nine Months Ended June 30, 2020

Compared to the Nine Months Ended June 30, 2019

Volume

For the nine months ended June 30, 2020, the retail volume of home heating oil and propane sold decreased by 29.0 million gallons, or 9.0%, to 294.6 million gallons, compared to 323.6 million gallons for the nine months ended June 30, 2019. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the nine months ended June 30, 2020 were 6.0% warmer than the nine months ended June 30, 2019 and 10.2% warmer than normal, as reported by NOAA. For the twelve months ended June 30, 2020, net customer attrition for the base business was 4.0%.  The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.”  An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Nine months ended June 30, 2019	323.6
Net customer attrition	(16.6)
Impact of warmer temperatures	(18.2)
Acquisitions	11.3
Other (a)	(5.5)
Change	(29.0)
Volume - Nine months ended June 30, 2020	294.6
(a)	Of the 5.5 million gallons, 3.9 million gallons is a decline in lower margin commercial and bid volume.

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019:

	Nine Months Ended
Customers	June 30, 2020	June 30, 2019
Residential Variable	41.6%	40.9%
Residential Price-Protected (Ceiling and Fixed Price)	46.0%	46.5%
Commercial/Industrial	12.4%	12.6%
Total	100.0%	100.0%

Volume of other petroleum products sold decreased by 11.0 million gallons, or 8.9%, to 112.2 million gallons for the nine months ended June 30, 2020, compared to 123.2 million gallons for the nine months ended June 30, 2019 as the additional volume provided by acquisitions of 9.2 million gallons was reduced by lower wholesale volume sales (2.1 million gallons) due to the warmer weather and lower volume sales of motor fuels (18.1 million gallons) resulting from COVID-19’s impact on economic activity and the loss of certain accounts.  We believe that the decline in motor fuel sales may continue in the near term.

Product Sales

For the nine months ended June 30, 2020, product sales decreased $0.2 billion, or 17.4%, to $1.1 billion, compared to $1.3 billion for the nine months ended June 30, 2019, reflecting a decrease in wholesale product cost of $0.3252 per gallon, or 16.6%, and a decrease in total volume sold of 8.9%.

Installations and Services

For the nine months ended June 30, 2020, installations and services revenue decreased $6.2 million, or 2.9%, to $205.0 million, compared to $211.2 million for the nine months ended June 30, 2019 as the additional revenue provided from acquisitions of $10.3 million was reduced by lower revenue in the base business of $16.5 million.  In the base business, service and installation sales declined due to net customer attrition and the impact of warmer weather experienced during 2019-2020 heating season, which reduced billable service revenue and the need for the installation of new equipment. During the third quarter of fiscal 2020 we ceased making non-emergency service calls that would have been performed under normal conditions due to COVID-19. These service calls may be deferred to subsequent periods and may increase our future service costs.  In addition, we believe that some of our customers have deferred non-emergency services, including the installation of new equipment due to COVID-19, which has caused a decline in equipment installation sales and reactive service calls and may continue to reduce future service and installation income.

Cost of Product

For the nine months ended June 30, 2020, cost of product decreased $210.6 million, or 24.0%, to $666.3 million, compared to $876.9 million for the nine months ended June 30, 2019, due largely to a decrease in total volume sold of 8.9%, and a $0.3252 per gallon, or 16.6%, decrease in wholesale product cost.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the nine months ended June 30, 2020 increased by $0.0670 per gallon, or 5.4%, to $1.2984 per gallon, from $1.2314 per gallon during the nine months ended June 30, 2019.  We cannot assume that the per gallon margins realized during the nine months ended June 30, 2020 are sustainable for future periods.

Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Nine Months Ended
	June 30, 2020		June 30, 2019
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	294.6		323.6
Sales	$877.8	$2.9797	$1,034.6	$3.1975
Cost	$495.3	$1.6813	$636.1	$1.9661
Gross Profit	$382.5	$1.2984	$398.5	$1.2314

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	112.2		123.2
Sales	$201.4	$1.7941	$272.2	$2.2100
Cost	$171.0	$1.5234	$240.8	$1.9549
Gross Profit	$30.4	$0.2707	$31.4	$0.2551

Total Product	Amount (in millions)	Amount (in millions)
Sales	$1,079.2	$1,306.8
Cost	$666.3	$876.9
Gross Profit	$412.9	$429.9

For the nine months ended June 30, 2020, total product gross profit was $412.9 million, which was $17.0 million, or 4.0%, less than the nine months ended June 30, 2019, as a decrease in home heating oil and propane volume sold ($35.7 million) and gross profit from other petroleum products ($1.0 million) was slightly offset by higher margins ($19.7 million).

Cost of Installations and Services

Total installation costs for the nine months ended June 30, 2020 decreased to $60.2 million, compared to $62.2 million in installation costs for the nine months ended June 30, 2019.  Installation costs as a percentage of installation sales were 83.3% for the nine months ended June 30, 2020 and 83.2% for the nine months ended June 30, 2019.

Service expense decreased by $10.2 million, or 7.3%, to $129.5 million for the nine months ended June 30, 2020, representing 97.6% of service sales, versus $139.7 million, or 102.3% of service sales, for the nine months ended June 30, 2019.  We realized a combined gross profit from service and installation of $15.3 million for the nine months ended June 30, 2020 compared to a gross profit of $9.4 million for the nine months ended June 30, 2019, an improvement of $5.9 million in profitability.  Acquisitions positively impacted the comparison by $2.2 million and in the base business, service gross profit improved by $3.7 million due to warmer temperatures of 6.0% which reduced the demand for service, and certain measures undertaken by the company to improve operating efficiency.  In the base business, both service revenue and expenses declined due to the impact of COVID-19 during the third quarter of fiscal 2020; however, the decline in service expense was greater than the decline in revenue. A portion of the expense decline related to service work that would normally have been performed during the third quarter of fiscal 2020.  We believe such service work may be performed in future periods and related expenses will be incurred in those periods.  Management views the service and installation department on a combined basis because many overhead functions cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the nine months ended June 30, 2020, the change in the fair value of derivative instruments resulted in a $2.0 million charge due to a decrease in the market value for unexpired hedges (an $11.3 million charge) partially offset by a $9.3 million credit due to the expiration of certain hedged positions.

During the nine months ended June 30, 2019, the change in the fair value of derivative instruments resulted in a $19.3 million charge due to a decrease in the market value for unexpired hedges (a $5.4 million charge) and a $13.9 million charge due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the nine months ended June 30, 2020, delivery and branch expenses decreased $41.1 million, or 13.9%, to $254.9 million, compared to $296.0 million for the nine months ended June 30, 2019, as additional costs from acquisitions of $9.4 million were more than offset by a $50.5 million, or 17.1%, decrease in expenses within the base business.  The decline in the base business was attributable to a $10.0 million, or 11.1%, reduction in direct delivery costs due to lower volume, lower insurance expense of $6.1 million, a $4.0 million decrease in expenses related to the Company’s concierge level of service program (which was greatly curtailed in January 2019), lower bad debt expense and credit card processing fees of $4.1 million, lower medical cost of $3.3 million and other reductions in operating costs totaling $10.8 million, or 3.6%, as we continue to improve Star’s operating efficiency. Bad debt expense was lower due to the decline in sales dollars, and insurance expense was lower due in part to the warm weather for fiscal 2020 and its impact on claim experience. We believe that medical claims were lower due to COVID-19 “sheltering in place” and “stay at home” orders, which curtailed plan members seeking medical attention.  Operating expenses were also reduced by $12.2 million due to the impact of our weather hedging program. As of June 30, 2019 we recorded a charge of $2.1 million, versus a benefit of $10.1 million as of June 30, 2020.

Depreciation and Amortization Expenses

For the nine months ended June 30, 2020, depreciation and amortization expense increased $2.8 million, or 11.6%, to $26.6 million, compared to $23.8 million for the nine months ended June 30, 2019 largely due to acquisitions.

General and Administrative Expenses

For the nine months ended June 30, 2020, general and administrative expenses decreased by $4.3 million, or 18.4%, to $18.9 million from $23.1 million for the nine months ended June 30, 2019, primarily due to lower legal and professional expenses of $4.4 million, a $1.5 million charge related to the discontinued use of a tank monitoring system that occurred during the nine months ended June 30, 2019 (and did not recur in the current fiscal year), and other savings of $1.1 million, partially offset by a $2.7 million increase in profit sharing expense.  The Company accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees, and this amount is payable when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases corresponding to increases and decreases in Adjusted EBITDA.

Finance Charge Income

For the nine months ended June 30, 2020, finance charge income decreased to $3.3 million from $4.2 million for the nine months ended June 30, 2019, primarily due to lower customer late payment charges due to improved collections and lower sales volume at lower selling prices.

Interest Expense, Net

For the nine months ended June 30, 2020, net interest expense decreased by $0.9 million, or 10.8%, to $7.7 million compared to $8.7 million for the nine months ended June 30, 2019. The change year-over-year reflects a decrease in average borrowings of $7.0 million from $182.9 million during the nine months ended June 30, 2019 to $175.9 million during the nine months ended June 30, 2020, and a decrease in the weighted average interest rate from 5.2% during the nine months ended June 30, 2019 to 5.0% during the nine months ended June 30, 2020. To hedge against rising interest rates, the Company utilizes interest rate swaps.  At June 30, 2020,

$65.3 million, or 51.5%, of our long term debt, was fixed.  Interest income increased by $0.2 million primarily due to higher cash deposited into our captive insurance company.

Amortization of Debt Issuance Costs

For the nine months ended June 30, 2020, amortization of debt issuance costs was $0.7 million, essentially unchanged from the nine months ended June 30, 2019.

Income Tax Expense

For the nine months ended June 30, 2020, the Company’s income tax expense increased by $14.3 million, to $34.5 million, from $20.2 million for the nine months ended June 30, 2019, due primarily to an increase in income before income taxes of $48.9 million, primarily due an increase in Adjusted EBITDA of $33.4 million and a $17.3 million non-cash favorable change in the fair market value of derivative instruments.

Net Income

For the nine months ended June 30, 2020, net income increased $34.6 million, or 67.1%, to $86.1 million due primarily to a $33.4 million increase in Adjusted EBITDA, described below, and a favorable change in the fair value of derivative instruments of $17.3 million, partially offset by a $14.3 million increase in income tax expense.

Adjusted EBITDA

For the nine months ended June 30, 2020, Adjusted EBITDA increased by $33.4 million, or 26.9%, to $157.6 million compared to the nine months ended June 30, 2019. Acquisitions provided $9.2 million of Adjusted EBITDA, while Adjusted EBITDA in the base business increased by $24.2 million. In the base business, the impact of higher per gallon home heating oil and propane margins of 6.3 cents per gallon, lower operating expenses in the base business of $54.8 million, a favorable change in the amount due under the Company’s weather hedge of $12.2 million, and an improvement in the net service and installation profitability of $3.7 million was only partially offset by the impact of lower volume sold (due to 6.0% warmer weather, net customer attrition and other factors) and the decline in our motor fuels business. With regard to our weather hedge, we benefited by lower degree days in fiscal 2020 due to warmer weather during the winter hedge period – resulting in us collecting $10.1 million. The third quarter of fiscal 2020, by contrast, was colder than normal and resulted in us selling more volume than anticipated. If the additional degree days in the third quarter had occurred in the period covered by the weather hedge (November to March) the payout under our weather hedge would have been less than $2.0 million.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provide additional information to us for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Nine Months Ended June 30,
(in thousands)	2020	2019
Net income	$86,117	$51,542
Plus:
Income tax expense	34,477	20,157
Amortization of debt issuance costs	729	756
Interest expense, net	7,743	8,677
Depreciation and amortization	26,586	23,828
EBITDA (a)	155,652	104,960
(Increase) / decrease in the fair value of derivative instruments	1,974	19,268
Adjusted EBITDA (a)	157,626	124,228
Add / (subtract)
Income tax expense	(34,477)	(20,157)
Interest expense, net	(7,743)	(8,677)
Provision for losses on accounts receivable	4,556	8,500
Decrease (increase) in accounts receivables	4,745	(34,793)
Decrease in inventories	21,135	1,958
Decrease in customer credit balances	(18,537)	(26,177)
Change in deferred taxes	(1,154)	(11,206)
Change in other operating assets and liabilities	30,146	28,646
Net cash provided by operating activities	$156,297	$62,322
Net cash used in investing activities	$(18,718)	$(80,578)
Net cash (used in) provided by financing activities	$(75,760)	$9,442
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

During the nine months ended June 30, 2020, cash provided by operating activities increased $94.0 million to $156.3 million, compared to $62.3 million of cash used in operating activities during the nine months ended June 30, 2019.  The increase was driven by a $47.2 million favorable change in accounts receivable (including customer credit balances) due to improved collections and lower sales volume at lower selling prices, $26.1 million increase in cash flows from operations, a $19.2 million favorable change in inventory due primarily to lower cost of liquid product on hand as of June 30, 2020 as compared to June 30, 2019, and $1.8 million lower escheatment payments to state authorities, and partially offset by $0.3 million of other changes in working capital.

Investing Activities

Our capital expenditures for the nine months ended June 30, 2020 totaled $8.6 million, as we invested in computer hardware and software ($1.9 million), refurbished certain physical plants ($2.0 million), expanded our propane operations ($1.1 million) and made additions to our fleet and other equipment ($3.6 million).

During the nine months ended June 30, 2020, we deposited $8.9 million into an irrevocable trust to secure certain liabilities for our captive insurance company and another $1.1 million of earnings were reinvested into the irrevocable trust. The cash deposited into the trust is shown on our balance sheet as captive insurance collateral and, correspondingly, reduced cash on our balance sheet.  We believe that investments into the irrevocable trust will lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

During the nine months ended June 30, 2020, the Company acquired the customer list and the assets of a heating oil dealer for an aggregate purchase price of approximately $0.5 million.

Our capital expenditures for the nine months ended June 30, 2019 totaled $8.2 million, as we invested in computer hardware and software ($3.5 million), refurbished certain physical plants ($1.0 million), expanded our propane operations ($2.1 million) and made additions to our fleet and other equipment ($1.6 million).

During the nine months ended June 30, 2019, we deposited $9.5 million into an irrevocable trust to secure certain liabilities for our captive insurance company and another $1.1 million of earnings were reinvested into the irrevocable trust.

During the nine months ended June 30, 2019 the Company acquired two liquid product dealers and the assets of one of its subcontractors for an aggregate purchase price of approximately $62.8 million.  The gross purchase price was allocated $44.9 million to intangible assets, $13.1 million to fixed assets, $0.1 million to other long-term assets and $4.7 million for working capital.

Financing Activities

During the nine months ended June 30, 2020, we refinanced our five-year term loan and the revolving credit facility with the execution of the fifth amended and restated revolving credit facility agreement.  The $130 million of proceeds from the new term loan were used to repay the $90.0 million outstanding balance of the term loan, $39.0 million of the revolving credit facility borrowings under the old credit facility, and $1.0 million of debt issuance costs.  We also paid an additional $0.6 million of debt issuance costs, repaid an additional net balance of $22.5 million under our revolving credit facility, repaid $5.8 million of our term loan, repurchased 3.2 million Common Units for $28.0 million in connection with our unit repurchase plan, and paid distributions of $17.7 million to our Common Unit holders and $0.7 million to our General Partner unit holders (including $0.6 million of incentive distributions as provided in our Partnership Agreement).

During the nine months ended June 30, 2019 we paid distributions of $18.6 million to our Common Unit holders and $0.6 million to our General Partner unit holders (including $0.5 million of incentive distributions as provided in our Partnership Agreement). We borrowed $139.3 million under our revolving credit facility and subsequently repaid $70.3 million. We also repaid $5.0 million of our term loan and repurchased 3.7 million common units for $34.9 million in connection with our unit repurchase plan.

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, and business conditions, especially in light of the impact of COVID-19, weather, the ability to collect current and future accounts receivable, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of June 30, 2020 ($66.7 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and from subsequent seasonal reductions in inventory and accounts receivable. As of June 30, 2020, we had accounts receivable of $111.9 million of which $85.3 million is due from residential customers and $26.6 million is due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If these balances do not meet the eligibility tests as found in our fifth amended and restated credit agreement, our ability to borrow will be reduced and our anticipated cash flow from operating activities will also be reduced.  As of June 30, 2020, we had no borrowings under our revolving credit facility, $126.8 million under our term loan and $4.4 million in letters of credit outstanding.

Under the terms of our credit agreement, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 15% of the maximum facility size and a fixed charge coverage ratio of not less than 1.15. We must also maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 4.5 as of December 31st or March 31st. As of June 30, 2020, Availability, as defined in the credit agreement, was $226.4 million, and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for the remainder of fiscal 2020 are estimated to be approximately $4.0 million to $5.0 million, excluding the capital requirements for leased fleet. In addition, we plan to invest approximately $0.2 million to $0.3 million in our propane operations. Distributions for the balance of fiscal 2020, at the current quarterly level of $0.1325 per unit, would result in an aggregate of approximately $5.8 million to Common Unit holders, $0.2 million to the General Partner (including $0.2 million of incentive distribution as provided for in our Partnership Agreement) and $0.2 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. Under the terms of our credit facility, our term loan is repayable in quarterly payments of $3.25 million (the first of which was made on April 1, 2020) and, depending on our fiscal 2020 results, we may be required to make an additional annual payment (See Note 11 - Long-Term Debt and Bank Facility Borrowings). In addition, subject to any additional liquidity issues or concerns resulting from the current COVID-19 pandemic, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

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

At June 30, 2020, we had outstanding borrowings totaling $126.8 million, which are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $0.9 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at June 30, 2020, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $2.0 million to a fair market value of $(8.1) million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $1.2 million to a fair market value of $(11.3) million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

c) Other

The General Partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of the General Partner have concluded, as of June 30, 2020, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

On April 18, 2017, a civil action was filed in the United States District Court for the Eastern District of New York, entitled M. Norman Donnenfeld v. Petro, Inc., Civil Action Number 2:17-cv-2310-JFB-SIL, against Petro, Inc. By amended complaint filed on August 15, 2017, the Plaintiff alleged he did not receive expected contractual benefits under his protected price plan contract when oil prices fell and asserted various claims for relief including breach of contract, violation of the New York General Business Law and fraudulent inducement. The Plaintiff also sought to have a class certified of similarly situated Petro customers who entered into protected price plan contracts and were denied the same contractual benefits.  The Plaintiff sought compensatory, punitive and other damages in unspecified amounts.  On September 15, 2017, Petro filed a motion to dismiss the amended complaint as time-barred and for failure to state a cause of action.  On September 12, 2018, the district court granted in part and denied in part Petro's motion to dismiss.  The district court dismissed the Plaintiff's claims for breach of the covenant of good faith and fair dealing and fraudulent inducement, but declined to dismiss the Plaintiff's remaining claims.  The district court granted the Plaintiff leave to amend to attempt to replead his fraudulent inducement claim.  On October 10, 2018, the Plaintiff filed a second amended complaint.  The second amended complaint attempted to replead a fraudulent inducement claim and was otherwise substantially similar or identical to the prior complaint.  On November 13, 2018, Petro moved to dismiss the fraudulent inducement and unjust enrichment claims in the second amended complaint.  On January 31, 2019, the court granted the motion and dismissed the fraudulent inducement and unjust enrichment claims with prejudice.  On February 22, 2019, counsel for Petro and the Plaintiff participated in a mediation which, after arms-length negotiations, resulted in a memorandum of understanding to settle the litigation, subject to the completion of confirmatory discovery, negotiation of a final settlement agreement and court approval.  In an order dated March 27, 2019, the district court stayed all discovery deadlines in light of the pending settlement.  On October 4, 2019, upon consent of all parties, Judge Roslynn R. Mauskopf assigned the action to Magistrate Judge Steve I. Locke for final disposition.  On March 26, 2020, the court granted final approval of the class action settlement, certified the class for settlement purposes only and dismissed the action with prejudice.  On March 26, 2020, the court also granted Plaintiff’s unopposed motion for fees, expenses and named plaintiff service award.  The settlement is not an admission of liability or breach to any customers by Petro and, the Company continues to believe the allegations lack merit.

Item 1A.

Risk Factors

In addition to the other information set forth in this Report, investors should carefully review and consider the information regarding certain factors, which could materially affect our business, results of operations, financial condition and cash flows set forth in Part I Item 1A. “Risk Factors” in our Fiscal 2019 Form 10-K and in Part II Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Note 4 to the Condensed Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the nine months ended June 30, 2020 is incorporated into this Item 2 by reference.

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

101

The following materials from the Star Group, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Group, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary Kestrel Heat LLC (Principal Financial Officer)	August 3, 2020

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller Kestrel Heat LLC (Principal Accounting Officer)	August 3, 2020