Form 10-K
period 2020-09-30
STAR GROUP, L.P.
filed 2020-12-07
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common units held by non-affiliates on March 31, 2020 was approximately $314,484,724.

As of November 30, 2020, the registrant had 41,466,672 common units outstanding.

Documents Incorporated by Reference: None

STAR GROUP, L.P.

2020 FORM 10-K ANNUAL REPORT

PART I

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K (this “Report”) includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the severity and duration of the novel coronavirus, or COVID-19, pandemic, the pandemic’s impact on the U.S. and global economies, the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic, the effect of weather conditions on our financial performance, the price and supply of the products that we sell, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including climate change, environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, potential cyber-attacks, general economic conditions and new technology. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the heading “Risk Factors,” “Business Strategy” and “Management’s Discussion and Analysis.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report. Currently, one of the most significant factors, is the potential adverse effect of the COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company, its customers and counterparties, and the global economy and financial markets. The extent to which COVID-19 impacts us and our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures, among others. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

ITEM 1.	BUSINESS

Structure

Star Group, L.P. (“Star” the “Company,” “we,” “us,” or “our”) is a home heating oil and propane distributor and services provider with one reportable operating segment that principally provides heating related services to residential and commercial customers. At a special meeting of unitholders held on October 25, 2017, our unitholders voted in favor of proposals to have the Company elect to be treated as a corporation, instead of a partnership, for federal income tax purposes (commonly referred to as a “check-the-box election”), along with amendments to our partnership agreement to effect such changes in income tax classification, in each case effective November 1, 2017. In addition, the Company changed its name, effective October 25, 2017, from “Star Gas Partners, L.P.” to “Star Group, L.P.” to more closely align our name with the scope of our product and service offerings. For tax years after December 31, 2017, unitholders will receive a Form 1099-DIV and will not receive a Schedule K-1 as in previous tax years. Our legal structure has remained a Delaware limited partnership and the distribution provisions under our limited partnership agreement, including the incentive distribution structure has remained unchanged. As of November 30, 2020, we had outstanding 41.5 million common partner units (NYSE: “SGU”) representing a 99.2% limited partner interest in Star, and 0.3 million general partner units, representing a 0.8% general partner interest in Star.

The following chart depicts the ownership of Star as of November 30, 2020:

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
•

Petroleum Heat and Power Co., Inc. (“PH&P”) is a wholly owned subsidiary of Star. PH&P is the borrower and Star is the guarantor of the fifth amended and restated credit agreement’s $130 million five-year senior secured term loan and the $300 million ($450 million during the heating season of December through April of each year) revolving credit facility, both due December 4, 2024. (See Note 13—Long-Term Debt and Bank Facility Borrowings).

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

Legal Structure

The following chart summarizes our structure as of September 30, 2020.

Business Overview

We are a home heating oil and propane distributor and service provider to residential and commercial customers who heat their homes and buildings primarily in the Northeast and Mid-Atlantic U.S. regions. As of September 30, 2020, we sold home heating oil and propane to approximately 440,100 full service residential and commercial customers and 64,400 customers on a delivery only basis.  Approximately 231,000 of these customers, or 46%, are located in the New York City metropolitan area.  We believe we are the largest retail distributor of home heating oil in the United States, based upon sales volume with a market share in excess of 5.5%. We also sell gasoline and diesel fuel to approximately 26,400 customers. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including 17,600 service contracts for natural gas and other heating systems. In October 2020 we sold propane assets which included a customer list of approximately 12,300 customers. During fiscal 2020, total sales were comprised approximately 63% from sales of home heating oil and propane, 18% from other petroleum products, the majority of which is diesel and gasoline, and 19% from the installation and repair of heating and air conditioning equipment and ancillary services. We provide home heating equipment repair service and natural gas service 24-hours-a-day, seven-days-a-week, 52 weeks a year. These services are an integral part of our business, and are intended to maximize customer satisfaction and loyalty.

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

Currently, we have heating oil and/or propane customers in the following states: Connecticut, Delaware, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and the District of Columbia.

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

The retail home heating oil industry is mature, with total market demand expected to decline in the foreseeable future due to conversions to natural gas, availability of other alternative energy sources and the installations of more fuel efficient heating systems. Therefore, our ability to maintain our business or grow within the industry is dependent on the acquisition of other retail distributors, the success of our marketing programs, and the growth of our other service offerings. Based on our records, our customer conversions to natural gas have ranged between 1.1% and 1.4% per year over the last five years. We believe this may continue or even increase. In addition, there are legislative and regulatory efforts underway in several states seeking to encourage homeowners to reduce the consumption of carbon based fuels that we sell.

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

Provide complementary service offerings These offerings include, but are not limited to, the sales, service and installation of heating and air conditioning equipment, and standby home generators. In addition, we also repair and install natural gas heating systems.

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

Customers and Pricing

The number of home heating oil customers comprise 81.0% of our product customer base, with propane customers comprising another 14.0% and motor fuel and other petroleum product customers making up the remaining 5.0%. (During fiscal 2020 we sold 313.6 million gallons of home heating oil and propane and 151.8 million gallons of motor fuel and other petroleum products.)

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

	September 30,
	2020	2019	2018	2017		2016
Variable	54.4%	53.9%	55.2%	52.6%		53.2%
Ceiling	38.5%	39.1%	36.9%	37.1%		40.8%
Fixed	7.1%	7.0%	7.9%	10.3%	(a)	6.0%
	100.0%	100.0%	100.0%	100.0%		100.0%

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

The motor fuel and other petroleum products customer group includes commercial and industrial customers of unbranded diesel, gasoline, kerosene and related distillate products.  We sell products to these customers through contracts of various terms or through a competitive bidding process.

Derivatives

We use derivative instruments in order to mitigate our exposure to market risk associated with the purchase of home heating oil for our price-protected customers, physical inventory on hand, inventory in transit, priced purchase commitments, and the variable interest rate on a portion of our term loan. Currently, the Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Toronto-Dominion Bank and Wells Fargo Bank, N.A.

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

Suppliers and Supply Arrangements

We purchase our product for delivery in either barge, pipeline or truckload quantities, and as of September 30, 2020, had contracts with approximately 125 third-party terminal sites for the right to temporarily store petroleum products at their facilities. Home heating oil and propane purchases are made under supply contracts or on the spot market. We have entered into market price based contracts for approximately 81% of our expected home heating oil and propane requirements for the fiscal 2021 heating season. We also have market price based contracts for approximately 29% of our expected diesel and gasoline requirements for fiscal 2021.

During fiscal 2020, Shell Oil Company, Motiva Enterprises LLC and Global Companies LLC provided approximately 13%, 12% and 11% respectively, of our petroleum product purchases. No single supplier provided more than 10% of our product supply during fiscal 2019. Supply contracts typically have terms of 6 to 12 months. All of the supply contracts provide for minimum quantities and in most cases do not establish in advance the price of home heating oil or propane. This price is based upon a published market index price at the time of delivery or pricing date plus an agreed upon differential. We believe that our policy of contracting for the majority of our anticipated supply needs with diverse and reliable sources will enable us to obtain sufficient product should unforeseen shortages develop in worldwide supplies.

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

	Fiscal 2020 (a)		Fiscal 2019		Fiscal 2018		Fiscal 2017		Fiscal 2016
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$1.86	$2.05	$1.66	$2.44	$1.74	$2.08	$1.39	$1.70	$1.08	$1.61
March 31	0.95	2.06	1.70	2.04	1.84	2.14	1.49	1.70	0.87	1.26
June 30	0.61	1.22	1.78	2.12	1.96	2.29	1.37	1.65	1.08	1.57
September 30	1.08	1.28	1.75	2.08	2.05	2.35	1.45	1.86	1.26	1.53

(a)	On November 30, 2020, the NYMEX ultra low sulfur diesel contract closed at $1.37 per gallon or $0.02 per gallon lower than the average of $1.39 in Fiscal 2020.

Acquisitions

Part of our business strategy is to pursue select acquisitions.

During fiscal 2020, the Company acquired two heating oil dealers for approximately $3.3 million; $3.0 million in cash and $0.3 million of deferred liabilities. The gross purchase price was allocated $3.2 million to intangible assets, $0.6 million to fixed assets and $0.5 million to working capital.  Each acquired company’s operating results are included in the Company’s consolidated financial statements starting on its acquisition date. Customer lists, other intangibles (excluding goodwill) and trade names are amortized on a straight-line basis over seven to twenty years. The Company also completed the purchase of assets related to our fiscal 2019 acquisition of a heating oil dealer for an aggregate purchase price of approximately $1.2 million.

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

Employees and Human Capital Management

We consider our employees a key factor to Star’s success and we are focused on attracting and retaining the best employees at all levels of our business. In particular, our dedication to providing superior customer service depends significantly on employee satisfaction and retention.  We strive to create a productive and collaborative work environment for our employees.  Our human capital measures and objectives focus on safety of our employees, employee benefits, and employee development and training.

The safety of our employees and customers is paramount. We strive to ensure that all employees feel safe in their respective work environment. Since March 2020, a majority of our office personnel are working remotely and in certain markets heavily impacted by the COVID-19 pandemic, we ceased making non-emergency service calls that would have been performed in the third quarter under normal circumstances. As peak heating season begins, we have begun to very cautiously return customer service, credit, service dispatch, and inside sales employees back into our facilities with our team’s health and well-being in mind. Our employees have adapted well and continue to be flexible to the changing working conditions

To attract talent and meet the needs of our employees, we offer benefits packages for full-time employees. We offer a health and welfare and retirement program to all eligible employees.  We also provide our employees with resources for professional development including technical training, feedback and performance reviews from supervisors, and management training.

As of September 30, 2020, we had 3,157 employees, of whom 812 were office, clerical and customer service personnel; 891 were equipment technicians; 516 were fuel delivery drivers and mechanics; 606 were management and 332 were employed in sales. Of these employees 1,397 (44%) are represented by 59 different collective bargaining agreements with local chapters of labor unions. Due to the seasonal nature of our business and depending on the demands of the 2021 heating season, we anticipate that we will augment our current staffing levels during the heating season from among the 395 employees on temporary leave of absence as of September 30, 2020. There are 18 collective bargaining agreements up for renewal in fiscal 2021, covering approximately 253 employees (8%). We believe that our relations with both our union and non-union employees are generally satisfactory.

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

Risks Related to the COVID-19 Pandemic

Our business, results of operations, financial condition and cash flows may be adversely affected by global public health pandemics, including COVID-19, an infectious disease caused by the novel coronavirus, and their related impact on the economy and financial markets.

A global public health pandemic, including COVID-19, poses the risk that we or our employees, vendors, or customers may be prevented from conducting business activities for an indefinite period of time, including shutdowns that may be requested or mandated by governmental authorities, restrictions on travel to or from locations where we obtain product, provide services or where our customers are located. While as of the date hereof, we have been deemed an essential business by state and local governmental officials and are therefore permitted to continue operations during the COVID-19 pandemic. Our continued status as an essential business in all or certain of our markets could change by subsequent order and is beyond our control.  If workers at one or more of our offices or the offices of our suppliers become ill or are quarantined and in either or both events are therefore unable to work, our operations could be subject to disruption due to staffing shortages.. The remote working arrangements we implemented for the majority of our office personnel in response to the pandemic may become strained or result in service delays, especially as these arrangements extend into the peak heating oil season. Further, certain of our customers’ financial condition have been may continue to be adversely impacted as a result of the impacts of COVID-19, or another global public health pandemic, and efforts taken to prevent its spread, which could result in reduced demand or impact their ability to pay for our products and services. In the third quarter of fiscal 2020, we believe that some of our customers deferred non-emergency services, including the installation of new equipment, causing a decline in equipment installation sales.  However, in the fourth quarter of fiscal 2020, our installation sales rebounded. Also, in the third quarter of fiscal 2020, we experienced a decline in motor fuel sales volume due to a significant reduction in economic activity.  This trend continued into the fourth quarter of fiscal 2020.  If we continue to see declines in equipment and motor fuel sales, our financial results may suffer accordingly.  We are also experiencing disruptions in the procurement of certain HVAC equipment and home generators.

The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We cannot assure you that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings.  The extent to which the COVID-19 pandemic will impact our business remains uncertain, however, there could be a material adverse impact on our business, financial condition, results of operations, or cash flows.

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

Risks Related to Demand and Our Operations

Our operating results will be adversely affected if we continue to experience significant net customer attrition in our home heating oil and propane customer base.

The following table depicts our gross customer gains, gross customer losses and net customer attrition from fiscal year 2016 to fiscal year 2020. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customer gains that are obtained through marketing efforts and losses at newly acquired businesses are included in these calculations from the point of closing going forward. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis from the closing date.

	Fiscal Year Ended September 30,
	2020	2019	2018	2017	2016
Gross customer gains	12.2%	12.9%	13.0%	13.1%	12.1%
Gross customer losses	15.6%	18.3%	16.2%	14.6%	17.2%
Net attrition	(3.4%)	(5.4%)	(3.2%)	(1.5%)	(5.1%)

The gain of a new customer does not fully compensate for the loss of an existing customer because of the expenses incurred during the first year to add a new customer. Typically, the per gallon margin realized from a new account added is less than the margin of a customer that switches to another provider. Customer losses are the result of various factors, including but not limited to:

•	price competition;
•	customer relocations and home sales/foreclosures;
•	credit worthiness;
•	service disruptions; and
•	conversions to natural gas.

The continuing volatility in the energy markets can intensify price competition and add to our difficulty in reducing net customer attrition. Warmer than normal weather can also contribute to an increase in attrition as customers perceive less need for a full service provider like ourselves.  Additionally, the economic impact of COVID-19 could increase future attrition due to higher losses from credit related issues.

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

Our operating results will be adversely affected if we experience significant net customer attrition from natural gas conversions.

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

	Fiscal Year Ended September 30,
	2020	2019	2018	2017	2016
Customer losses to natural gas conversion	(1.1)%	(1.4)%	(1.3)%	(1.2)%	(1.3)%

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

For fiscal year 2021 and 2022 we have weather hedge contracts with two providers. For fiscal 2021, the maximum that the Company can receive is $12.5 million and the maximum the Company may be obligated to pay is $5.0 million. For fiscal 2022, the maximum that the Company can receive is $7.5 million and the Company does not have a potential obligation to pay.  However, there can be no assurance that such weather hedge contracts would fully or substantially offset the adverse effects of warmer weather on our business and operating results during such period or that colder weather will result in enough profit to offset a payment by the Company to its provider.

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

Risks Related to Product Pricing and Costs

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

At December 31, 2020, we expect to have approximately 26 million gallons of priced purchase commitments and physical inventory hedged with a futures contract or swap. If the wholesale price of heating oil increased $1 per gallon, our near term liquidity in December would be reduced by $26 million.

At September 30, 2020, we had approximately 118,900 customers, or 34% of our residential customer base, on the balanced payment plan in which a customer’s estimated annual oil purchases and service contract fees are paid for in a series of equal monthly payments. Increases in wholesale prices could reduce our liquidity if we failed to recalculate the balanced payments on a timely basis or if customers resist higher balanced payments. These customers could possibly owe us more in the future than we had budgeted. Generally, customer credit balances are at their low point after the end of the heating season and at their peak prior to the beginning of the heating season.

Our hedging strategy may adversely affect our liquidity.

We purchase derivatives, futures and swaps from members of our lending group in order to mitigate exposure to market risk associated with our inventory and the purchase of home heating oil for price-protected customers.  Future positions require an initial cash margin deposit and daily mark to market maintenance margin, whereas options are generally paid for as they expire.  Mark-to-market exposure reduces our borrowing base and as such can reduce the amount available to us under our Credit Agreement. The highest mark to market reserve against our borrowing base for these derivative instruments with our lending group was $20.2 million, $22.7 million, and $0, during fiscal years 2020, 2019, and 2018 respectively.

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

When the wholesale price of home heating oil declines significantly after a customer enters into a price protection arrangement, some customers attempt to renegotiate their arrangement in order to enter into a lower cost pricing plan with us or terminate their arrangement and switch to a competitor.  Under our current price-protected programs, approximately 38.5% and 7.1% of our residential customers are respectively categorized as being either ceiling or fixed as of September 30, 2020.

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

Risks Related to Our Legal and Environmental Activities

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

As we self-insure workers’ compensation, automobile and general liability claims up to pre-established limits, we establish reserves based upon expectations as to what our ultimate liability will be for claims based on our historical factors. We evaluate on an annual basis the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2020, we had approximately $74.4 million of net insurance reserves. Other than matters for which we self-insure, we maintain insurance policies with insurers in amounts and with coverage and deductibles that we believe are reasonable and prudent.

However, there can be no assurance that the ultimate settlement of these claims will not differ materially from the assumptions used to calculate the reserves or that the insurance we maintain will be adequate to protect us from all material expenses related to potential future claims for remediation costs and personal and property damage or that these levels of insurance will be available in the future at economical prices, any of which could have a material effect on our results of operations. Further, certain types of claims may be excluded from our insurance coverage. If we were to incur substantial liability and the damages are not covered by insurance or are in excess of policy limits, or if we incur liability at a time when we are not able to obtain liability insurance, then our business, results of operations and financial condition could be materially adversely affected.

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

On July 18, 2019, the State of New York passed the Climate Leadership and Community Protection Act (“CLCPA”). Among other things, the CLCPA sets out a series of emissions reduction, renewable energy, and energy storage goals to significantly reduce the use of carbon-based fossil fuels and eventually achieve net zero GHG emissions in the state.  On August 14, 2020, the New York Department of Environmental Conservation released proposed regulations to limit statewide GHG emissions as a percentage of 1990 emissions to 60% by 2030 and to 15% by 2050.  Within two years after the effective date of the CLCPA (by July 2021), the New York State Climate Action Council must propose a scoping plan with recommendations for how the state can reduce carbon emissions, and within four years after the effective date (by July 2023), the New York Department of Environmental Conservation must adopt regulations that, in part, include measures to reduce GHG emissions from sources that have a cumulatively significant impact on statewide GHG emissions.  Certain measures, such as reducing GHG emissions from fossil fuel-burning vehicles, boilers and furnaces, if adopted, could significantly negatively impact the Company’s New York State operations, which constitute a material portion of the Company’s business.  Other states in which the Company operates and that are material to the Company’s operations have adopted similar GHG laws or have otherwise announced GHG reduction targets. However, whether and in what manner the CLCPA or other states’ GHG laws or targets could impact the Company remains uncertain at this time.

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

There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of GHG emissions, in particular from the combustion of fossil fuels. Federal, regional and state regulatory authorities in many jurisdictions have begun taking steps to regulate GHG emissions. For example, as discussed above under “Risk Factor – Recent New York legislation has the potential to significantly negatively impact the Company’s New York operations,” the State of New York passed the CLCPA and other states have passed similar laws or have otherwise announced GHG reduction targets.  Additionally, in October 2015, the United States Environmental Protection Agency (“EPA”) published the Clean Power Plan for the regulation of GHG emissions associated with the energy sector. However, following litigation and subsequent review, the EPA repealed the Clean Power Plan and issued the Affordable Clean Energy (“ACE”) Rule. If implemented, the ACE Rule would result in significantly less GHG reductions than would have been the case under the Clean Power Plan. Litigation of the ACE Rule is pending in the U.S. Court of Appeals for the District of Columbia. It is anticipated, however, that, after the inauguration of the new President on January 20, 2021, the EPA might request that the D.C. Circuit put the suits on hold on the grounds that the new administration intends to review and modify the ACE Rule, potentially adopting more stringent emission reduction requirements. In any event, it is likely that any regulatory program that caps emissions or imposes a carbon tax will increase costs for us and our customers, which could lead to increased conservation or customers seeking lower cost alternatives. We cannot yet estimate the compliance costs or business impact of potential national, regional or state GHG emissions reduction legislation, regulations or initiatives, since many such programs and proposals are still in development.

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

Our systems and networks are maintained internally and by third-party vendors, and their failure could significantly impede operations. In addition, our systems and networks, as well as those of our vendors, banks and counterparties, may receive and store personal/business information in connection with human resources operations, customer offerings, and other aspects of our business. A cyber-attack or material network breach in the security of these systems could include the theft of proprietary information or employee and customer information, as well as disrupt our operations or damage our facilities or those of third parties. This could have a material adverse effect on our revenues and increase our operating and capital costs, which could reduce the amount of cash otherwise available for distribution. To the extent that any cyber-attack, security breach or other disruption results in a loss or damage to the Company’s data, or an inappropriate disclosure of confidential or customer or employee information, it could cause significant damage to the Company’s reputation, affect relationships with its customers and employees, lead to claims against the Company, and ultimately harm our business. In addition, we may be required to incur additional costs to modify, remediate and protect against damage caused by cyber-attacks, security breaches or other disruptions in the future.

Risks Related to People and Competition

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

As of September 30, 2020, approximately 44% of our employees were covered under 59 different collective bargaining agreements. As a result, we are usually involved in union negotiations with several local bargaining units at any given time. There can be no assurance that we will be able to negotiate the terms of any expired or expiring agreement on terms satisfactory to us. Although we consider our relations with our employees to be generally satisfactory, we may experience strikes, work stoppages or slowdowns in the future. If our unionized workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition.

Moreover, our non-union employees may become subject to labor organizing efforts. If any of our current non-union facilities were to unionize, we could incur increased risk of work stoppages and potentially higher labor costs.

Risks Related to Ownership of Our Common Units

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

Risks Related to Our Indebtedness

Our substantial debt and other financial obligations could impair our financial condition and our ability to obtain additional financing and have a material adverse effect on us if we fail to meet our financial and other obligations.

At September 30, 2020, we had outstanding under our fifth amended and restated revolving credit facility agreement a $123.5 million term loan. In addition, under the revolver portion of our fifth amended and restated revolving credit facility agreement, we had no borrowings, but $3.5 million of letters of credit were issued, $11.1 million hedge positions were secured, and availability was $203.4 million. In December 2019, the Company refinanced its five-year term loan and the revolving credit facility with the execution of the fifth amended and restated revolving credit facility agreement, which had the effect of increasing the amount due under our term loan to $130 million, correspondingly reduced the borrowings under the revolver portion of the fourth amended and restated revolving credit facility agreement and extending the term of the facility to December 2024.  (See the fifth amended and restated credit agreement and Note 13 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings). Exclusive of the term loan, during the last three fiscal years we have utilized as much as $167.3 million of our Credit Agreement in borrowings, letters of credit and hedging reserve. Our substantial indebtedness and other financial obligations could:

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

General Risk Factors

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently provide services to our customers in the United States in fourteen states and the District of Columbia, ranging from Maine to Maryland from 40 principal operating locations and 80 depots, 50 of which are owned and 70 of which are leased. As of September 30, 2020, we had a fleet of 1,209 truck and transport vehicles, the majority of which were owned, 1,233 service and 373 support vehicles, the majority of which were leased. Our obligations under our Credit Agreement are secured by liens and mortgages on substantially all of the Company’s and subsidiaries’ real and personal property.

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

	SGU – Common Unit Price Range				Distributions Declared
	High		Low		per Unit
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Year	Year	Year	Year	Year	Year
Quarter Ended	2020	2019	2020	2019	2020	2019
December 31,	$9.79	$10.00	$8.91	$8.87	$0.1250	$0.1175
March 31,	$9.61	$9.90	$6.11	$9.00	$0.1250	$0.1175
June 30,	$8.97	$10.25	$7.00	$9.31	$0.1325	$0.1250
September 30,	$9.95	$10.14	$8.38	$8.99	$0.1325	$0.1250

As of November 30, 2020, there were approximately 214 holders of record of common units.

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

According to the terms of our Partnership Agreement, minimum quarterly distributions on the common units accrue at the rate of $0.0675 per quarter ($0.27 on an annual basis). The information concerning restrictions on distributions required by Item 5 of this Report is incorporated by reference to Note 4 to the Company’s Consolidated Financial Statements - Quarterly Distribution of Available Cash. The Credit Agreement imposes certain restrictions on our ability to pay distributions to unitholders. In order to pay any distributions to unitholders or repurchase Common Units, the Company must maintain Availability (as defined in the Credit Agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is in effect), on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase. (See Note 13 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings).

On October 22, 2020, we declared a quarterly distribution of $0.1325 per unit, or $0.53 per unit on an annualized basis, on all Common Units with respect to the fourth quarter of fiscal 2020, paid on November 10, 2020, to holders of record on November 2, 2020. The amount of distributions in excess of the minimum quarterly distribution of $0.0675, were distributed in accordance with our Partnership Agreement, subject to management incentive compensation plan. As a result, $5.7 million was paid to the Common Unit holders, $0.2 million to the general partner unit holders (including $0.2 million of incentive distribution as provided in our Partnership Agreement) and $0.2 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Unit Repurchase Plans and Retirement

Note 5 to the Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the fiscal year ended September 30, 2020 is incorporated into this Item 5 by reference.

ITEM 6.	SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

The selected financial data as of September 30, 2020 and 2019, and for the years ended September 30, 2020, 2019 and 2018 is derived from the financial statements of Star included elsewhere in this Report. The selected financial data as of September 30, 2018, 2017 and 2016 and for the years ended September 30, 2017 and 2016 is derived from the financial statements of Star not included in this Report. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Years Ending September 30,
(in thousands, except per unit data)	2020 (*)	2019 (*)	2018	2017	2016
Statement of Operations Data:
Sales	$1,467,458	$1,753,872	$1,677,837	$1,323,555	$1,161,338
Costs and expenses:
Cost of sales	992,438	1,266,166	1,214,495	915,056	768,841
(Increase) decrease in the fair value of derivative instruments	2,755	25,113	(11,408)	(2,193)	(18,217)
Delivery and branch expenses	323,373	369,033	357,580	306,534	276,493
Depreciation and amortization expenses	34,623	32,901	31,575	27,882	26,530
General and administrative expenses	25,072	28,414	24,227	24,998	23,366
Finance charge income	(3,771)	(5,105)	(4,700)	(4,054)	(3,079)
Operating income	92,968	37,350	66,068	55,332	87,404
Interest expense, net	9,702	11,164	8,716	6,775	7,485
Amortization of debt issuance costs	999	1,032	1,288	1,281	1,247
Other income, net	5,724	—	(7,043)	—	—
Income before income taxes	76,543	25,154	63,107	47,276	78,672
Income tax expense	20,625	7,517	7,602	20,376	33,738
Net income	$55,918	$17,637	$55,505	$26,900	$44,934
Weighted average number of limited partner units:
Basic and diluted	45,656	50,814	54,764	55,888	57,022

(*)	Only fiscal years 2020 and 2019 reflects the adoption of ASU No. 2014-09, Revenue from Contracts with Customers.

	Fiscal Years Ended September 30,
(in thousands, except per unit data)	2020 (*)	2019 (*)	2018	2017	2016
Per Unit Data:
Basic and diluted net income per unit (a)	$1.07	$0.35	$0.89	$0.46	$0.70
Cash distribution declared per common unit	$0.515	$0.485	$0.455	$0.425	$0.395
Balance Sheet Data (end of period):
Current assets	$226,345	$226,830	$256,737	$241,241	$294,858
Total assets	$838,616	$752,706	$729,971	$673,917	$692,111
Long-term debt	$109,805	$120,447	$91,780	$65,717	$75,441
Partners’ Capital	$255,820	$260,840	$309,785	$306,068	$301,493
Summary Cash Flow Data:
Net cash provided by operating activities	$175,668	$97,382	$57,460	$21,058	$101,957
Net cash used in investing activities	$(28,141)	$(82,166)	$(65,252)	$(66,381)	$(19,631)
Net cash used in financing activities	$(95,515)	$(24,848)	$(30,135)	$(41,157)	$(43,646)
Other Data:
Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization (EBITDA) (b)	$121,867	$70,251	$104,686	$83,214	$113,934
Adjusted EBITDA (b)	$130,346	$95,364	$86,235	$81,021	$95,717
Retail home heating oil and propane gallons sold	313,581	345,480	357,187	316,892	302,517
Motor fuel and other petroleum products gallons sold	151,760	167,350	138,298	112,114	109,526
Temperatures (warmer) colder than normal (c)	(10.2)%	(3.9)%	(4.7)%	(12.4)%	(17.8)%

(a)

Net income per unit is computed in accordance with FASB ASC 260-10-45-60 Earnings per Share, Master Limited Partnerships (EITF 03-06). See Note 19. Earnings Per Limited Partner Units, of the consolidated financial statements.

(b)

EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, other income (loss), net, multiemployer pension plan withdrawal charge, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

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

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital requirements;
•	EBITDA and Adjusted EBITDA do not reflect the cash necessary to make payments of interest or principal on our indebtedness; and
•	EBITDA and Adjusted EBITDA do not reflect the cash required to pay taxes.

EBITDA and Adjusted EBITDA are calculated for the fiscal years ended September 30 as follows:

(in thousands)	2020 (*)	2019 (*)	2018	2017	2016
Net income	$55,918	$17,637	$55,505	$26,900	$44,934
Plus:
Income tax expense	20,625	7,517	7,602	20,376	33,738
Amortization of debt issuance cost	999	1,032	1,288	1,281	1,247
Interest expense, net	9,702	11,164	8,716	6,775	7,485
Depreciation and amortization	34,623	32,901	31,575	27,882	26,530
EBITDA from continuing operations	121,867	70,251	104,686	83,214	113,934
(Increase)/decrease in the fair value of derivative instruments	2,755	25,113	(11,408)	(2,193)	(18,217)
Other income, net (d)	5,724	—	(7,043)	—	—
Adjusted EBITDA	130,346	95,364	86,235	81,021	95,717
Add/(subtract)
Income tax expense	(20,625)	(7,517)	(7,602)	(20,376)	(33,738)
Interest expense, net	(9,702)	(11,164)	(8,716)	(6,775)	(7,485)
Provision for losses on accounts receivable	3,441	9,541	6,283	1,639	(639)
Decrease (increase) in receivables	34,366	10,137	(37,149)	(19,844)	10,965
Decrease (increase) in inventories	14,588	(6,306)	4,177	(10,598)	9,979
Increase (decrease) in customer credit balances	14,775	3,615	(6,563)	(23,085)	6,490
Change in deferred taxes	(3,544)	(5,126)	14,685	10,134	9,670
Change in other operating assets and liabilities	12,023	8,838	6,110	8,942	10,998
Net cash provided by operating activities	$175,668	$97,382	$57,460	$21,058	$101,957
Net cash used in investing activities	$(28,141)	$(82,166)	$(65,252)	$(66,381)	$(19,631)
Net cash used in financing activities	$(95,515)	$(24,848)	$(30,135)	$(41,157)	$(43,646)

(c)

Temperatures (warmer) colder than normal are for those locations where we had existing operations, which we sometimes refer to as the “base business” (i.e. excluding acquisitions), temperatures (measured on a degree day basis) as reported by the National Oceanic and Atmospheric Administration (“NOAA”).

(d)	During fiscal 2020, we sold certain propane assets and recorded a loss of $5.7 million. During fiscal 2018, we sold our security business to a national dealer and recorded a gain of $7.0 million

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

Impact of COVID 19 - A Global Pandemic on our Operations and Outlook

In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”). On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. The United States has declared a national emergency concerning the outbreak, which has adversely impacted global activity and contributed to significant declines and volatility in financial markets. Public health and governmental authorities nationally and in affected regions have taken and continue to take extraordinary and wide-ranging actions to contain and combat the outbreak and spread of COVID-19, including restrictions on travel and business operations, quarantines, and orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.  Our business is concentrated in the Northeast and Mid-Atlantic sections of the United States. These areas have been and continue to be significantly impacted by the virus.

We have been designated by state and local governmental officials in the markets we serve as providing essential services during the COVID-19 pandemic. Therefore, we have continued to make fuel deliveries and provide emergency services to all areas in which we operate.  We are closely monitoring all official pronouncements and executive orders concerning our status as an essential business.  To date, we have not experienced any supply chain issues impacting our ability to deliver petroleum products to our customers. However, we are experiencing disruptions in the procurement of certain HVAC equipment and home generators.  Since March 2020, we have implemented various measures in response to the COVID-19 pandemic, such as a majority of our office personnel working remotely.  While these measures have not significantly impacted our ability to serve our customers to date, these measures may become strained or result in service delays, especially as we enter the peak heating season.

As a result of the COVID-19 pandemic, and in order to protect the safety and health of our workforce and our customers, we have expanded certain employee benefit programs and will incur additional operating costs such as sanitizing our facilities, providing personal protective equipment for our employees and providing IT infrastructure to allow many office, clerical, sales and customer service employees to work from home. At this time, we expect the annual cost of these undertakings to be at least $2.0 million.

In certain markets more heavily impacted by the pandemic, we ceased making non-emergency service calls that would have been performed in the third quarter of fiscal 2020 under normal conditions. To a certain extent, our service activity in the fourth quarter of fiscal 2020 reflected a return to somewhat normal conditions.  At this time, we expect to experience a modest increase in service costs in future quarters as a result of non-emergency service calls being pushed to the peak heating oil season.

In the third quarter of fiscal 2020, we believe that some of our customers deferred non-emergency services, including the installation of new equipment, which caused a decline in equipment installation sales of $2.8 million, or 11.5%, versus the prior-year period.  However, in the fourth quarter of fiscal 2020, our installation sales rebounded and increased by $2.4 million, or 9.0%, versus the fourth quarter of fiscal 2019. Also, in the third quarter of fiscal 2020, we experienced a decline in motor fuel sales volume of 10.1 million gallons, or 23.7% versus the prior year’s period due to a significant reduction in economic activity.  This trend continued into the fourth quarter of fiscal 2020, albeit not as great as the third quarter of fiscal 2020 as motor fuel sales decreased by 4.7 million gallons, or 10.6%.  If we continue to see declines in equipment and motor fuel sales, our financial results may suffer accordingly.

As of September 30, 2020, we had accounts receivable of $83.6 million, of which $57.0 million was due from residential customers and $26.6 million due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If past due balances that do not meet the eligibility tests as found in our fifth amended and restated credit agreement increase from historic levels, our future ability to borrow would be reduced.

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

Impact on Liquidity of Increases and Decreases in Wholesale Product Cost

Our liquidity is adversely impacted in times of increasing wholesale product costs, as we must use more cash to fund our hedging requirements as well as the increased levels of accounts receivable and inventory. This may result in higher interest expense as a result of increased working capital borrowing to finance higher receivables and/or inventory balances. We may also incur higher bad debt expense and credit card processing costs as a result of higher selling prices as well as higher vehicle fuel costs due to the increase in energy costs.  While our liquidity is impacted by initial margin requirements for new future positions used to hedge our inventory, it can also be adversely impacted by sudden and sharp decreases in wholesale product costs, due to the increased margin requirements for futures contracts.  Likewise, our liquidity and collateral requirements are impacted by the fluctuating cost of options and swaps used to manage the market risks associated with our inventory and protected price customers.

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

	Fiscal 2020 (a)		Fiscal 2019		Fiscal 2018		Fiscal 2017		Fiscal 2016
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$1.86	$2.05	$1.66	$2.44	$1.74	$2.08	$1.39	$1.70	$1.08	$1.61
March 31	0.95	2.06	1.70	2.04	1.84	2.14	1.49	1.70	0.87	1.26
June 30	0.61	1.22	1.78	2.12	1.96	2.29	1.37	1.65	1.08	1.57
September 30	1.08	1.28	1.75	2.08	2.05	2.35	1.45	1.86	1.26	1.53

a)	On November 30, 2020, the NYMEX ultra low sulfur diesel contract closed at $1.37 per gallon or $0.02 per gallon lower than the average of $1.39 in Fiscal 2020.

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

Estimated Depreciation and Amortization Expense

(in thousands) Fiscal Year	Book	Tax
2020	$35,608	$36,127
2021	31,011	24,484
2022	25,851	20,188
2023	22,674	18,566
2024	18,441	17,847
2025	14,406	16,689

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

Under these contracts, we are entitled to a payment if the total number of degree days within the hedge period is less than the ten-year average. The “Payment Thresholds,” or strikes, are set at various levels. In fiscal 2021, we are obligated to make a payment capped at $5.0 million if degree days exceed the ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year. For fiscal 2020 we recorded a $10.1 million benefit, and for fiscal 2019 we recorded a charge of $2.1 million.

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2020			2019			2018
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	23,900	23,100	800	26,200	25,400	800	24,700	19,900	4,800
Second Quarter	12,600	18,200	(5,600)	12,600	22,300	(9,700)	14,100	18,900	(4,800)
Third Quarter	8,000	13,600	(5,600)	7,100	15,900	(8,800)	7,900	16,200	(8,300)
Fourth Quarter	10,700	15,800	(5,100)	13,200	20,600	(7,400)	13,100	19,400	(6,300)
Total	55,200	70,700	(15,500)	59,100	84,200	(25,100)	59,800	74,400	(14,600)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2020			2019			2018
	Gross Customer		Net	Gross Customer		Net	Gross Customer		Net
	Gains	Losses	Gains / (Attrition)	Gains	Losses	Gains / (Attrition)	Gains	Losses	Gains / (Attrition)
First Quarter	5.3%	5.1%	0.2%	5.8%	5.6%	0.2%	5.4%	4.3%	1.1%
Second Quarter	2.8%	4.0%	(1.2)%	2.8%	5.0%	(2.2)%	3.0%	4.1%	(1.1)%
Third Quarter	1.8%	3.0%	(1.2)%	1.6%	3.5%	(1.9)%	1.7%	3.5%	(1.8)%
Fourth Quarter	2.3%	3.5%	(1.2)%	2.7%	4.2%	(1.5)%	2.9%	4.3%	(1.4)%
Total	12.2%	15.6%	(3.4)%	12.9%	18.3%	(5.4)%	13.0%	16.2%	(3.2)%

For fiscal 2020, the Company lost 15,500 accounts (net), or 3.4%, of its home heating oil and propane customer base, compared to 25,100 accounts lost (net), or 5.4%, of its home heating oil and propane customer base, during fiscal 2019. The Company’s net customer attrition improved by 9,600 accounts. Gross customer gains were 3,900 less than the prior year’s comparable period, and gross customer losses were 13,500 accounts lower.

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

During fiscal 2020, we estimate that we lost (1.1%) of our home heating oil and propane accounts to natural gas conversions versus (1.4%) for fiscal 2019 and (1.3%) for fiscal 2018. Losses to natural gas in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates.

Acquisitions

The timing of acquisitions and the types of products sold by acquired companies impact year-over-year comparisons.  During fiscal 2020 the Company acquired two heating oil dealers.  During fiscal 2019 the Company completed three acquisitions. The following tables detail the Company’s acquisition activity and the associated volume sold during the 12-month period prior to the date of acquisition

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

Sale of Propane Assets

In October 2020 we sold propane assets, which included a customer list of approximately 12,300 customers, for $7.0 million. The following table details sales generated from the propane assets sold:

	Years Ended September 30,
(in thousands)	2020	2019	2018
Volume:
Propane	2,741	2,765	2,885

Sales:
Petroleum Products	$5,906	$6,377	$6,478
Installations and Services	1,224	1,540	2,184
Total Sales	$7,130	$7,917	$8,662

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

Fiscal Year Ended September 30, 2020

Compared to Fiscal Year Ended September 30, 2019

Volume

For fiscal 2020, the retail volume of home heating oil and propane sold decreased by 31.9 million gallons, or 9.2%, to 313.6 million gallons, compared to 345.5 million gallons for fiscal 2019. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for fiscal 2020 were 6.0% warmer than fiscal 2019 and 10.2% warmer than normal, as reported by NOAA. For fiscal 2020, net customer attrition for the base business was 3.4%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.”  An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

Heating Oil
(in millions of gallons)	and Propane
Volume - Fiscal 2019	345.5
Net customer attrition	(16.6)
Impact of warmer temperatures	(20.0)
Acquisitions	11.4
Other (a)	(6.7)
Change	(31.9)
Volume - Fiscal 2020	313.6
(a)	Of the 6.7 million gallons, 4.0 million gallons is a decline in lower margin commercial and bid volume.

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers, and commercial/industrial/other customers for fiscal 2020 compared to fiscal 2019:

	Twelve Months Ended
Customers	September 30, 2020	September 30, 2019
Residential Variable	41.5%	40.6%
Residential Price-Protected (Ceiling and Fixed Price)	46.1%	46.7%
Commercial/Industrial/Other	12.4%	12.7%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold decreased by 15.6 million gallons, or 9.3%, to 151.8 million gallons for fiscal 2020, compared to 167.4 million gallons for fiscal 2019, as the additional volume provided by acquisitions of 9.2 million gallons was reduced by lower wholesale volume sales (2.1 million gallons) due to the warmer weather and lower volume sales of motor fuels (22.7 million gallons) resulting from COVID-19’s impact on economic activity and the loss of certain accounts.  We believe that the decline in motor fuel sales may continue in the near term.

Product Sales

For fiscal 2020, product sales decreased $0.3 billion, or 19.1%, to $1.2 billion, compared to $1.5 billion in fiscal 2019, reflecting a decrease in in wholesale product cost of $0.3597 per gallon, or 18.5%, and a decrease in total volume sold of 9.3%.

Installations and Services Sales

For fiscal 2020, installation and service sales decreased $6.4 million, or 2.2%, to $281.4 million, compared to $287.8 million for fiscal 2019 as the additional revenue provided from acquisitions of $10.3 million was reduced by lower revenue in the base business of $16.7 million.  In the base business, service and installation sales declined due to net customer attrition and the impact of warmer weather experienced during 2019-2020 heating season, which reduced billable service revenue and the need for the installation of new equipment. During the third quarter of fiscal 2020 we ceased making non-emergency service calls that would have been performed under normal conditions due to COVID-19 and a portion of these service calls were completed in the fourth quarter of fiscal 2020.  In addition, we believe that some of our customers have deferred non-emergency services, including the installation of new equipment due to COVID-19, which has caused a decline in equipment installation sales and reactive service calls and may continue to reduce future service and installation income.

Cost of Product

For fiscal 2020, cost of product decreased $259.9 million, or 26.0%, to $738.7 million, compared to $998.6 million for fiscal 2019, due to a decrease in wholesale product costs of $0.3597 per gallon, or 18.5% and a decrease in total volume sold of 9.3%.

Gross Profit—Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for fiscal 2020 increased by $0.0655 per gallon, or 5.3%, to $1.2956 per gallon, from $1.2301 per gallon during fiscal 2019. We cannot assume that the per gallon margins realized during fiscal 2020 are sustainable for future periods. Product sales and cost of product include home heating oil, propane, motor fuel, other petroleum products and liquidated damages billings.

	Twelve Months Ended
	September 30, 2020		September 30, 2019
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	313.6		345.5
Sales	$924.4	$2.9479	$1,100.0	$3.1836
Cost	$518.1	$1.6523	$675.0	$1.9535
Gross Profit	$406.3	$1.2956	$425.0	$1.2301

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	151.8		167.4
Sales	$261.6	$1.7238	$366.1	$2.1881
Cost	$220.6	$1.4534	$323.6	$1.9340
Gross Profit	$41.0	$0.2704	$42.5	$0.2541

Total Product	Amount (in millions)		Amount (in millions)
Sales	$1,186.0		$1,466.1
Cost	$738.7		$998.6
Gross Profit	$447.3		$467.5

For fiscal 2020, total product gross profit was $447.3 million, which was $20.2 million, or 4.3%, less than fiscal 2019, as a decrease in home heating oil and propane volume ($39.2 million) and in gross profit from motor fuel and other petroleum products ($1.5 million) was slightly offset by higher margins ($20.5 million).

Cost of Installations and Services

Total installation costs for fiscal 2020 decreased to $83.8 million, compared to $84.2 million for fiscal 2019. Installation costs as a percentage of installation sales for fiscal 2020 and fiscal 2019, were 82.4% and 82.8%, respectively.

Service expense decreased by $13.5 million, or 7.4%, to $169.9 million for fiscal 2020, representing 94.5% of service sales, versus $183.4 million, or 98.5% of service sales, for fiscal 2019. We realized a combined gross profit from services and installations of $27.7 million for fiscal 2020 compared to a combined gross profit of $20.2 million for fiscal 2019, a $7.5 million improvement in profitability.  Acquisitions positively impacted the comparison by $2.2 million and in the base business, service gross profit improved by $5.3 million due to warmer temperatures of 6.0% which reduced the demand for service, and certain measures undertaken by the company to improve operating efficiency.  In the base business, both service revenue and expenses declined due to the impact of COVID-19 during the third quarter of fiscal 2020; however, the decline in service expense was greater than the decline in revenue. A portion of the expense decline related to service work that would normally have been performed during the third quarter of fiscal 2020, but was performed in the fourth quarter of fiscal 2020.  We believe such service work may be performed in future periods and related expenses will be incurred in those periods.  Management views the service and installation department on a combined basis because many overhead functions cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During fiscal 2020, the change in the fair value of derivative instruments resulted in a $2.8 million charge due to a decrease in the market value for unexpired hedges (a $12.2 million charge) and partially offset by a $9.4 million credit due to the expiration of certain hedged positions.

During fiscal 2019, the change in the fair value of derivative instruments resulted in a $25.1 million charge due to a decrease in the market value for unexpired hedges ($10.6 million) and a $14.5 million charge due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For fiscal 2020, delivery and branch expenses decreased $45.6 million, or 12.4%, to $323.4 million, compared to $369.0 million for fiscal 2019, as additional costs from acquisitions of $9.7 million were more than offset by a $55.3 million, or 15.0%, decrease in expenses within the base business.  The decline in the base business was attributable to a $10.5 million, or 9.9%, reduction in direct delivery costs due to lower volume, lower insurance expense of $9.5 million, lower bad debt expense and credit card processing fees of $6.2 million, lower medical cost of $3.9 million, a $3.8 million decrease in expenses related to the Company’s concierge level of service program (which was greatly curtailed in January 2019), and other reductions in operating costs totaling $9.2 million, or 2.5%, as we continue to improve Star’s operating efficiency. Operating expenses were also reduced by $12.2 million due to the impact of our weather hedging program. As of September 30, 2019 we recorded a charge of $2.1 million, versus a benefit of $10.1 million as of September 30, 2020. Bad debt expense was lower due to the decline in sales dollars, and insurance expense was lower due in part to the warm weather for fiscal 2020 and its impact on claim experience. We believe that medical claims were lower due to COVID-19 “sheltering in place” and “stay at home” orders, which curtailed plan members seeking medical attention.

Depreciation and Amortization Expenses

For fiscal 2020, depreciation and amortization expense increased $1.7 million, or 5.2%, to $34.6 million, compared to $32.9 million for fiscal 2019, largely due to acquisitions.

General and Administrative Expenses

For fiscal 2020, general and administrative expenses decreased by $3.3 million or 11.8%, to $25.1 million, from $28.4 million for fiscal 2019, primarily due to lower legal and professional expenses of $4.6 million, a $1.5 million charge related to the discontinued use of a tank monitoring system that occurred during fiscal 2019 (and did not recur in the current fiscal year), and other savings of $0.1 million, partially offset by a $2.9 million increase in profit sharing expense.  The Company accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees, and this amount is payable when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool is subject to increases and decreases corresponding to increases and decreases in Adjusted EBITDA.

Finance Charge Income

For fiscal 2020, finance charge income decreased by $1.3 million, or 26.1%, to $3.8 million compared to $5.1 million for fiscal 2019, primarily due to lower customer late payment charges due to improved collections and lower sales volume at lower selling prices.

Interest Expense, Net

For fiscal 2020, net interest expense decreased by $1.5 million, or 13.1%, to $9.7 million compared to $11.2 million for fiscal 2019. The change year-over-year reflects a decrease in average borrowings of $13.1 million from $175.8 million for fiscal 2019 to $162.7 million for fiscal 2020, and a decrease in the weighted average interest rate from 5.3% for 2019 to 4.9% for fiscal 2020. To hedge against rising interest rates, the Company utilizes interest rate swaps.  At September 30, 2020, $64.0 million, or 52%, of our long term debt, was fixed.  Interest income remained unchanged.

Amortization of Debt Issuance Costs

For fiscal 2020, amortization of debt issuance costs was $1.0 million, unchanged from fiscal 2019.

Other Loss, Net

In the fourth quarter of fiscal year 2020, we reclassified certain propane assets to assets held for sale on our consolidated balance sheet that were sold in October 2020. As a result, we recorded an impairment charge of $5.7 million, which represents the difference between the fair value less cost to sell and the carrying value of the assets. See Note 2 to our Consolidated Financial Statements of this Form 10-K for additional details.

Income Tax Expense

For fiscal 2020, the Company’s income tax expense increased by $13.1 million to $20.6 million, from $7.5 million for fiscal 2019, due primarily to an increase in income before income taxes of $ 51.4 million, primarily due an increase in Adjusted EBITDA of $35.0 million and a $22.4 million non-cash favorable change in the fair market value of derivative instruments.

Net Income

For fiscal 2020, net income increased $38.3 million, or 217.1%, to $55.9 million due primarily to a $35.0 million increase in Adjusted EBITDA, described below, and a favorable change in the fair value of derivative instruments of $22.4 million, partially offset by a $13.1 million increase in income tax expense, and a $5.7 million loss on certain propane assets held for sale.

Adjusted EBITDA

For fiscal 2020, Adjusted EBITDA increased by $35.0 million, or 36.7%, to $130.3 million compared to fiscal 2019. Acquisitions provided $9.3 million of Adjusted EBITDA, while Adjusted EBITDA in the base business increased by $25.7 million. In the base business, the impact of higher per gallon home heating oil and propane margins of 6.6 cents per gallon, lower operating expenses of $46.4 million, a favorable change in the impact from the Company’s weather hedge of $12.2 million, and an improvement in net service and installation profitability of $5.3 million more than offset the impact from a decrease in volume of home heating oil and propane sold and the decline in Star’s motor fuel business. With regard to the Company’s weather hedge, warmer temperatures during the fiscal 2020 winter hedge period resulted in lower degree days and, per the terms of Star’s weather hedge contracts, the collection of $10.1 million. By contrast, the third quarter of fiscal 2020 was colder than normal and resulted in the Company selling more volume than anticipated. If the additional degree days in the third quarter had occurred during the period covered by the weather hedge (i.e., November through March) the payout would have been less than $2.0 million.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provide additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Twelve Months Ended September 30,
(in thousands)	2020	2019
Net income	$55,918	$17,637
Plus:
Income tax expense	20,625	7,517
Amortization of debt issuance cost	999	1,032
Interest expense, net	9,702	11,164
Depreciation and amortization	34,623	32,901
EBITDA (a)	121,867	70,251
(Increase) / decrease in the fair value of derivative instruments	2,755	25,113
Other income, net	5,724	—
Adjusted EBITDA (a)	130,346	95,364

Add / (subtract)
Income tax expense	(20,625)	(7,517)
Interest expense, net	(9,702)	(11,164)
Provision for losses on accounts receivable	3,441	9,541
Decrease in receivables	34,366	10,137
Decrease (increase) in inventories	14,588	(6,306)
Increase in customer credit balances	14,775	3,615
Change in deferred taxes	(3,544)	(5,126)
Change in other operating assets and liabilities	12,023	8,838
Net cash provided by operating activities	$175,668	$97,382
Net cash used in investing activities	$(28,141)	$(82,166)
Net cash used in financing activities	$(95,515)	$(24,848)

(a)

EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, other income (loss), net, multiemployer pension plan withdrawal charge, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges) are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

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

Fiscal Year Ended September 30, 2019

Compared to Fiscal Year Ended September 30, 2018

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within the Form 10-K for the fiscal year ended September 30, 2019 for the fiscal 2018 to fiscal 2019 comparative discussion.

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

During fiscal 2020, cash provided by operating activities increased $78.3 million to $175.7 million, compared to $97.4 million during fiscal 2019.  This reflects a $35.4 million favorable change in accounts receivables (net of customer credit balances) due to improved collections and lower sales volume at lower selling prices, a $20.9 million favorable change in inventory primarily due to lower cost of liquid product on hand as of September 30, 2020 as compared to September 30, 2019, a $18.8 million increase in cash generated from operations, $6.5 million of certain payroll tax withholdings related to fiscal 2020 that are deferred to calendar 2021 and 2022 as a result of certain tax and legislative actions, and $3.3 million of other net changes in working capital.

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

Investing Activities

Our capital expenditures for fiscal 2020 totaled $14.1 million, as we invested in computer hardware and software ($3.5 million), refurbished certain physical plants ($2.8 million), expanded our propane operations ($1.4 million) and made additions to our fleet and other equipment ($6.4 million).

During fiscal 2020, we deposited $8.9 million into an irrevocable trust to secure certain liabilities for our captive insurance company and another $1.5 million of earnings were reinvested into the irrevocable trust. The cash deposited into the trust is shown on our balance sheet as captive insurance collateral and, correspondingly, reduced cash on our balance sheet. We believe that investments into the irrevocable trust will lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

During fiscal 2020, the Company acquired two oil dealers for an aggregate purchase price of approximately $3.0 million in cash and $0.3 million of deferred liabilities.  The gross purchase price was allocated $3.2 million to intangible assets and $0.6 million to fixed assets, and reduced by $0.5 million in working capital credits. The Company also completed the purchase of assets related to our fiscal 2019 acquisition of a heating oil dealer for an aggregate purchase price of approximately $1.2 million.

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

Financing Activities

During fiscal 2020, we refinanced our five-year term loan and the revolving credit facility with the execution of the fifth amended and restated revolving credit facility agreement.  The $130 million of proceeds from the new term loan were used to repay the $90.0 million outstanding balance of the term loan, $39.0 million of the revolving credit facility borrowings under the old credit facility, and $1.0 million of debt issuance costs.  We also paid an additional $0.6 million of debt issuance costs, repaid an additional net balance of $22.5 million under our revolving credit facility, repaid an additional $9.0 million of our term loan, repurchased 4.4 million Common Units for $38.4 million in connection with our unit repurchase plan, and paid distributions of $23.5 million to our Common Unit holders and $0.9 million to our General Partner unit holders (including $0.8 million of incentive distributions as provided in our Partnership Agreement).

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

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, and business conditions, especially in light of the impact of COVID-19, weather, the ability to collect current and future accounts receivable, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of September 30, 2020 ($56.9 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and from subsequent seasonal reductions in inventory and accounts receivable. As of September 30, 2020, we had accounts receivable of $83.6 million of which $57.0 million is due from residential customers and $26.6 million is due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If these balances do not meet the eligibility tests as found in our fifth amended and restated credit agreement, our ability to borrow will be reduced and our anticipated cash flow from operating activities will also be reduced. As of September 30, 2020, we had no borrowings under our revolving credit facility, $123.5 million outstanding under our term loan, and $3.5 million in letters of credit outstanding, and our ability to borrow was reduced by $11.1 million to secure hedges with the bank group.

Under the terms of the fifth amended and restated credit agreement, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 15% of the maximum facility size and a fixed charge coverage ratio of not less than 1.15. We must also maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 4.5 as of December 31st or March 31st. As of September 30, 2020, Availability, as defined in the fifth amended and restated revolving credit facility agreement, was $203.4 million and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for fiscal 2021 are estimated to be approximately $14.0 million, excluding the capital requirements for leased fleet which we currently estimate to be $10.3 million. In addition, we plan to invest approximately $1.3 million in our propane operations. Distributions for fiscal 2021, at the current quarterly level of $0.1325 per unit, would result in aggregate payments of approximately $22.2 million to Common Unit holders, $0.9 million to our General Partner (including $0.8 million of incentive distribution as provided for in our Partnership Agreement) and $0.8 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. Under the terms of our credit facility, our term loan is repayable in quarterly payments of $3.25 million. On November 5, 2020 we obtained a waiver from our bank group which waived a $13.0 million payment under the Excess Cash Flow provision and increased the Company’s liquidity by an equal amount (see Note 13 - Long-Term Debt and Bank Facility Borrowings). Over the last two fiscal years, the Company was required to deposit on average $9.2 million into our captive insurance company as collateral. For fiscal 2021, we are not required to make any additional deposits. In addition, on October 27, 2020, we completed a sale of certain propane assets and received cash proceeds of $6.1 million. Further, subject to any additional liquidity issues or concerns resulting from the current COVID-19 pandemic, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no special purpose entities or off balance sheet debt.

Long-term contractual obligations, except for our long-term debt and New England Teamsters and Trucking Industry Pension Fund withdrawal obligations and operating leases liabilities, are not recorded in our consolidated balance sheet. Non-cancelable purchase obligations are obligations we incur during the normal course of business, based on projected needs. The Company had no capital lease obligations as of September 30, 2020.

The table below summarizes the payment schedule of our contractual obligations at September 30, 2020 (in thousands):

	Payments Due by Fiscal Year
	Total	2021	2022 and 2023	2024 and 2025	Thereafter
Debt obligations (a)	$123,500	$13,000	$26,000	$84,500	$—
Operating lease obligations (b)	125,576	23,743	36,294	27,525	38,014
Purchase obligations and other (c)	70,632	12,091	13,339	10,823	34,379
Interest obligations (d)	24,266	8,826	10,695	4,745	—
Long-term liabilities reflected on the balance sheet	846	350	496	—	—
	$344,820	$58,010	$86,824	$127,593	$72,393

(a)

Reflects payments due of debt existing as of September 30, 2020, considering the terms of our fifth amended and restated credit agreement.  Excludes potential prepayments resulting from Excess Cash Flow as defined in the aforementioned agreement.

(b)	Represents various operating leases for office space, trucks, vans and other equipment with third parties. Maturities of operating leases are presented undiscounted.
(c)

Represents non-cancelable commitments as of September 30, 2020 for operations such as weather hedge premiums, customer related invoice and statement processing, voice and data phone/computer services, real estate taxes on leased property and our undiscounted future payment obligations to the New England Teamsters and Trucking Industry Pension Fund.

(d)	Reflects interest obligations on our term loan due December 2024 and the unused commitment fee on the revolving credit facility.

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

Our significant accounting policies are discussed in Note 2 of the Notes to the Consolidated Financial Statements. We believe the following are our critical accounting policies and estimates:

Goodwill and Other Intangible Assets

We calculate amortization using the straight-line method over periods ranging from five to twenty years for intangible assets with finite useful lives based on historical statistics. We use amortization methods and determine asset values based on our best estimates using reasonable and supportable assumptions and projections. Key assumptions used to determine the value of these intangibles include projections of future customer attrition or growth rates, product margin increases, operating expenses, our cost of capital, and corporate income tax rates. For significant acquisitions we may engage a third party valuation firm to assist in the valuation of intangible assets of that acquisition. We assess the useful lives of intangible assets based on the estimated period over which we will receive benefit from such intangible assets such as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. At September 30, 2020, we had $90.3 million of net intangible assets subject to amortization. If lives were shortened by one year, we estimate that amortization for these assets for fiscal 2020 would have increased by approximately $4.9 million.

FASB ASC 350-10-05, Intangibles-Goodwill and Other, requires goodwill to be assessed at least annually for impairment. The Company has one reporting unit and performs its annual assessment at the end of August. As provided for by the standard, we performed qualitative assessments (commonly referred to as Step 0) to evaluate whether it is more-likely-than-not (a likelihood that is more than 50%) that goodwill has been impaired, as a basis to determine whether it is necessary to perform the two-step quantitative impairment test. The Company’s qualitative assessment included a review of factors such as our reporting unit’s market value compared to its carrying value, our short-term and long-term unit price performance, our planned overall business strategy compared to recent financial results, as well as macroeconomic conditions, industry and market considerations, cost factors, and other relevant Company-specific events. In considering the totality of the qualitative factors assessed, based on the weight of evidence it was determined that it was not more-likely-than-not that goodwill was impaired as of August 31, 2020, and as such it was determined that further goodwill testing was not necessary.

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

Fair Values of Derivatives

FASB ASC 815-10-05, Derivatives and Hedging, requires that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. The Company has elected not to designate its commodity derivative instruments as hedging instruments under this guidance, and therefore the change in fair value of those derivative instruments are recognized in our statement of operations.

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

Insurance Reserves

We currently self-insure a portion of workers’ compensation, auto, general liability and medical claims. We establish reserves based upon expectations as to what our ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience, supplemented by a third-party actuary. We periodically evaluate the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2020, we had approximately $74.4 million of net insurance reserves. The ultimate resolution of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material adverse effect on results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At September 30, 2020, we had outstanding borrowings totaling $123.5 million, which are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $0.9 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at September 30, 2020, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $2.5 million to a fair market value of $(8.8) million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $1.2 million to a fair market value of $(12.5) million.

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

Our general partner’s chief executive officer and our chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2020. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of September 30, 2020.

The effectiveness of our internal control over financial reporting as of September 30, 2020 has been audited by our independent registered public accounting firm, as stated in their report which is included at Item 8 – Financial Statements and Supplementary Data.

(c) Change in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Other

Our general partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of our general partner have concluded, as of September 30, 2020, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

As of November 30, 2020, Kestrel Heat and its affiliates owned an aggregate of 500,000 common units, representing 1% of the issued and outstanding common units, and Kestrel Heat owned 325,729 general partner units.

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

Directors and Executive Officers of the General Partner

Directors are appointed for an indefinite term, subject to the discretion of Kestrel. The following table shows certain information for directors and executive officers of the general partner as of November 30, 2020:

Name	Age	Position
Paul A. Vermylen, Jr.	73	Chairman, Director
Jeffrey M. Woosnam	52	President, Chief Executive Officer and Director
Richard F. Ambury	63	Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Jeffrey S. Hammond	58	Chief Operating Officer
Joseph R. McDonald	51	Chief Customer Officer
Henry D. Babcock(1)	80	Director
C. Scott Baxter(1)	59	Director
David M. Bauer(1)	51	Director
Daniel P. Donovan	74	Director
Bryan H. Lawrence	78	Director
William P. Nicoletti (1)	75	Director

(1)	Audit Committee member

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

Joseph R. McDonald. Mr. McDonald has been Chief Customer Officer of Kestrel Heat since March 18, 2019. From May 2014 to March 2019, he served as Senior Vice President of Sales, Marketing & Retention. From May 2005 to May 2014, Mr. McDonald served as Vice President, Sales and Marketing. From October 2004 to May 2005, he served as the Director of Sales for Petro Holdings, Inc., a subsidiary of the Company. From January 2003 to October 2004, was a Regional Sales Manager for Petro Holdings, Inc

Henry D. Babcock. Mr. Babcock has been a director of Kestrel Heat since April 28, 2006. He retired at the end of 2019 as director and the former President of The Caumsett Foundation, Inc., a non-profit that supports Caumsett Historic State Park Preserve. Until his retirement in 2010, Mr. Babcock had worked with Train, Babcock Advisors LLC, a private registered investment advisor, since 1976, becoming a Member in 1980. Prior to this, he ran an affiliated venture capital company active in the U.S. and abroad. Mr. Babcock received a BA from Yale University and an MBA from Columbia. He served in the U.S. Army for three years.

Mr. Babcock’s significant experience in capital markets, corporate finance and venture capital, among other factors, led the Board to conclude that he should serve as a director of Kestrel Heat.

C. Scott Baxter. Mr. Baxter has been a director of Kestrel Heat since April 28, 2006. Mr. Baxter is currently a Managing Director at Berkeley Research Group (“BRG”), a global investment banking advisory and consulting firm.  Mr. Baxter has over 30 years of energy investment banking experience and has been a primary advisor in sourcing and executing over $200 billion in corporate M&A, restructuring and equity financing transactions in the energy industry. Mr. Baxter also has significant experience advising independent committees of boards including rendering over 40 independent fairness opinions spanning the upstream, downstream and midstream energy sectors including for many MLPs.

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

Bryan H. Lawrence. Mr. Lawrence has been a director of Kestrel Heat since April 28, 2006 and a manager of Kestrel since July 2005. Mr. Lawrence is a founder and senior manager of Yorktown Partners LLC, the manager of the Yorktown group of investment partnerships, which make investments in companies engaged in the energy industry. The Yorktown partnerships were formerly affiliated with the investment firm of Dillon, Read & Co. Inc., where Mr. Lawrence was employed beginning in 1966, serving as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997. Mr. Lawrence also serves as a director of Hallador Petroleum Company, Ramaco Resources, Inc. (each a United States publicly traded company), and certain non-public companies in the energy industry in which Yorktown partnerships hold equity interests. Mr. Lawrence is a graduate of Hamilton College and received an M.B.A. from Columbia University.

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

Meetings of Directors

During fiscal 2020, the Board of Directors of Kestrel Heat met five times. All directors attended each meeting.

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

During fiscal 2020, the Audit Committee of Kestrel Heat, LLC met five times. All directors attended each meeting.

Reimbursement of Expenses of the General Partner

The general partner does not receive any management fee or other compensation for its management of the Company. The general partner is reimbursed for all expenses incurred on behalf of the Company, including the cost of compensation that are properly allocable to the Company. The Partnership Agreement provides that the general partner shall determine the expenses that are allocable to the Company in any reasonable manner determined by the general partner in its sole discretion. In addition, the general partner and its affiliates may provide services to the Company for which a reasonable fee would be charged as determined by the general partner. There were no reimbursements of the General Partner in fiscal year 2020.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on copies of reports furnished to us, we believe that during fiscal year 2020, all reporting persons complied with the Section 16(a) filing requirements applicable to them.

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

Throughout this Report, each person who served as chief executive officer (“CEO”) during fiscal 2020, each person who served as chief financial officer (“CFO”) during fiscal 2020 and the two other most highly compensated executive officers serving at September 30, 2020 (there being no other executive officers) are referred to as the “named executive officers” and are included in the Executive Compensation Table.

In this Compensation Discussion and Analysis, we address the compensation paid or awarded to Messrs. Woosnam, Ambury, Hammond and McDonald. We refer to these executive officers as our “named executive officers.”

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

Elements of Executive Compensation

For the fiscal year ended September 30, 2020, the principal components of compensation for the named executive officers were:

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

The majority of the Company’s compensation allocation is weighted towards base salary and annual discretionary profit sharing allocation. In addition, during fiscal 2020, an aggregate of $349,494 was paid to the named executive officers under the terms of the management incentive compensation plan and represented a small portion of the executive compensation that was paid to these officers. If we are successful in increasing the overall level of distributions payable to unitholders, the amounts payable to the named executive officers under the management incentive compensation plan should increase.

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

There are no set formulas for determining the amount payable to our named executive officers from the profit sharing plan. Factors considered by our CEO and the Board in determining the level of profit sharing allocations generally include, without assigning a particular weight to any factor:

•

whether or not we achieved certain budgeted goals for the year and any material shortfalls or superior performances relative to expectations. Under the plan, no profit sharing was payable with respect to fiscal 2020 unless we achieved actual adjusted EBITDA for fiscal 2020 of at least 70% of the amount of budgeted adjusted EBITDA for fiscal 2020;

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

The pro rata share payable to each participant under the Plan is based on the number of participation points as described under “Fiscal 2020 Compensation Decisions—Management Incentive Compensation Plan.” The amount paid in Incentive Distributions is governed by the Partnership Agreement and Available Cash (as defined in our Partnership Agreement) is distributed to the holders of our common units and general partner units in the following manner:

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

We distributed $826,759 in Incentive Distributions under the Plan during fiscal 2020, including payments to the named executive officers of approximately $349,494. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its general partner units within the next 12 months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

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

Fiscal 2020 Compensation Decisions

For fiscal 2020, the foregoing elements of compensation were applied as follows:

Base Salary

The following table sets forth each named executive officer’s base salary as of October 1, 2020 and the percentage increase in base salary over October 1, 2019. The current base salaries for our named executive officers were determined based upon the factors discussed under the caption “Base Salary.” The average percentage increase in base salary for executives in our peer group was approximately 7.6%.

Name	Salary	Percentage Change From Prior Year
Jeffrey M. Woosnam	$425,000	11.8%
Richard F. Ambury	$434,115	2.5%
Jeffrey S. Hammond	$318,528	3.5%
Joseph R. McDonald	$318,528	3.5%

Annual Discretionary Profit Sharing Allocation

Based on the annual performance reviews for our CEO and named executive officers, the Board approved annual profit sharing allocations as reflected in the “Summary Compensation Table” and notes thereto. For fiscal 2020, the profit sharing amounts reflected in the Summary Compensation Table are 100.0%, 50.0%, 100.0% and 100.0% higher than fiscal 2019 for Messrs. Woosnam, Ambury, Hammond and McDonald, respectively. The increases for Messrs. Woosnam, Hammond and McDonald reflect their promotions to executive officers during fiscal 2019 and holding these positions for a full year in fiscal 2020.

One of our primary performance measures is Adjusted EBITDA, as defined for profit sharing purposes. For fiscal 2020, Adjusted EBITDA increased by $48.8 million, or 60.1%, to $130.0 million compared to fiscal 2019. Messrs. Woosnam, Ambury, Hammond and McDonald were instrumental in achieving this result. For our peer group, the average percentage decrease in Adjusted EBITDA was 3.4%, but the average total compensation increased by 7.6%.

Another performance measure is acquisitions, and over the last two fiscal years, we added approximately 16.8 million gallons of home heating oil and propane and 6.8 million gallons of motor fuels Messrs. Woosnam, Ambury, Hammond and McDonald were instrumental in the successful integration of these transactions.

Net customer attrition is an additional performance measure and in fiscal 2020, we improved our net customer attrition rate by 37.0%. For fiscal 2020, the Company’s net customer attrition rate was 3.4% compared to 5.4% for fiscal 2019. Messrs. Woosnam, Hammond and McDonald were instrumental in achieving this result.

On December 4, 2020, the Company refinanced its credit facility with a bank syndicate of eleven participants, which enables the Company to borrow up to $300 million ($450 million during the heating season of December through April of each year) on a revolving line of credit for working capital, provides for a $130 million five-year senior secured term loan and extends the maturity date of the previous agreement to December 4, 2024. Availability as a result of the new credit agreement increased $40.0 million. Mr. Ambury led this refinancing initiative.

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

In fiscal 2020, $349,494 was paid to the named executive officers under the Plan as indicated in the following chart:

Name	Points	Percentage	Management Incentive Payments
Jeffrey M. Woosnam	60	5.5%	45,096
Richard F. Ambury	235	21.4%	176,626
Jeffrey S. Hammond	50	4.5%	37,580
Joseph R. McDonald	120	10.9%	90,192
Other Plan Participants (a)	635	57.7%	477,265
Total	1,100	100%	$826,759
(a)	Includes 300 points (27.3%) that were awarded to Mr. Donovan prior to his retirement as the Company’s President and Chief Executive Officer effective September 30, 2013.

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

Change in Control Agreements

Change in control arrangements are included in the employment agreement for Mr. Woosnam, Chief Executive Officer and we have entered into a Change in Control Agreement with Mr. Ambury, Chief Financial Officer. Under the terms of each agreement, if either of these executive officers is terminated within 180 days following a change in control (as defined in the agreement), he will be entitled to a payment equal to two times his base annual salary in the year of such termination plus two times the average amount paid as a bonus and/or as profit sharing during the three years preceding the year of such termination. The term change in control means the present equity owners of Kestrel Heat and their affiliates collectively cease to beneficially own equity interests having the voting power to elect at least a majority of the members of the Board of Directors or other governing board of the general partner or any successor entity. If a change in control were to have occurred and their employment was terminated as of the date of this Report, Mr. Woosnam would have received a payment of $1,738,700 and Mr. Ambury would have received a payment of $1,826,341.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information about the ratio of the annual total compensation, calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K of our CEO,

Jeffrey M. Woosnam and the annual total compensation of our median employee. For fiscal 2020, our last completed fiscal year, our CEO’s total compensation was $1,272,456, versus our median employee compensation of $61,298.  This reflects a CEO pay ratio of 21:1. We identified our median compensation employee by examining total compensation paid for fiscal year 2020 to all individuals, excluding Mr. Woosnam, who were employed by us on September 30, 2020, the last day of our fiscal year based on payroll records. No assumptions, adjustments or estimates were made in respect of total compensation, except that we annualized the compensation of any employee that was not employed with us for all of fiscal year 2020, excluding seasonal and temporary employees.

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

The Board of Directors reviewed and discussed with the Company’s management the Compensation Discussion and Analysis contained in this annual report on Form 10-K. Based on that review and discussion, the Board of Directors recommends that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year ended September 30, 2020.

Paul A. Vermylen, Jr.

Jeffrey M. Woosnam

Henry D. Babcock

David M. Bauer

C. Scott Baxter

Daniel P. Donovan

Bryan H. Lawrence

William P. Nicoletti

Executive Compensation Table

The following table sets forth the annual salary compensation, bonus and all other compensation awards earned and accrued by the named executive officers in the fiscal year.

	Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Bonus	Unit Awards	Option Awards	Non- Equity Incentive Plan Comp.(1)	Change in Pension Value and Nonqualified Deferred Comp. Earnings (2)	All Other Comp.(6)	Total
Jeffrey M. Woosnam	2020	$402,500	—	—	—	$775,000	$—	$94,956	$1,272,456
President and Chief	2019	$297,769	—	—	—	$388,000	$—	$87,420	$773,189
Executive Officer (3)
Richard F. Ambury	2020	$428,821	—	—	—	$615,000	$32,355	$226,701	$1,302,877
Chief Financial Officer,	2019	$417,872	—	—	—	$411,317	$58,858	$206,786	$1,094,833
Treasurer and Executive	2018	$401,400	—	—	—	$410,850	$—	$176,222	$988,472
Vice President
Jeffrey S. Hammond	2020	$313,142	—	—	—	$575,000	$—	$84,977	$973,119
Chief Operating	2019	$292,384	—	—	—	$288,000	$—	$80,727	$661,111
Officer (4)
Joseph R. McDonald	2020	$313,142	—	—	—	$575,000	$—	$136,947	$1,025,089
Chief Customer	2019	$294,933	—	—	—	$288,000	$—	$126,747	$709,680
Officer (5)

(1)	Payable pursuant to the Company’s profit sharing pool, which is described under “Compensation Discussion and Analysis. – Profit Sharing Allocation.”
(2)

We have two frozen defined benefit pension plans that we sometimes refer to in this Report as the Petro defined benefit pension plan and the Meenan defined benefit pension plan, where participants are not accruing additional benefits. Mr. Ambury also participated in a tax-qualified supplemental employee retirement plan which, prior to being frozen in 1997, represented contributions to an employee plan to compensate for a reduction in certain benefits prior to 1997. Included in Mr. Ambury’s amounts for the Change in Pension Value and Nonqualified Deferred Comp. Earnings are $5,197, $9,455, and $0 for fiscal years 2020, 2019, and 2018 respectively, for the actuarial changes in the value of his frozen supplemental employee retirement plan. The change in all the named executive’s pension values (including the supplemental employee retirement plan) are non-cash, and reflect normal adjustments resulting from changes in discount rates and government mandated mortality tables.

(3)	Mr. Woosnam was appointed President and Chief Executive Officer on March 18, 2019.
(4)	Mr. Hammond was appointed Chief Operating Officer on March 18, 2019.
(5)	Mr. McDonald was appointed Chief Customer Officer on March 18, 2019.
(6)	All other compensation is subdivided as follows:

Name	Management Incentive Compensation Plan	Company Match and Core Contribution to 401(K) Plan	Car Allowance or Monetary Value for Personal Use of Company Owned Vehicle	Total
Jeffrey M. Woosnam	$45,096	$19,228	$30,632	$94,956
Richard F. Ambury	$176,626	$21,275	$28,800	$226,701
Jeffrey S. Hammond	$37,580	$17,221	$30,176	$84,977
Joseph R. McDonald	$90,192	$16,905	$29,850	$136,947

	Grants of Plan-Based Awards
		Estimated Future Payouts Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan			All Other Stocks Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date (1)	Threshold ($)	Target ($) (2)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Option Awards
Jeffrey M.
Woosnam	7/21/09	—	$775,000	—	—	—	—	—	—	—	—
Richard F.
Ambury	7/21/09	—	$615,000	—	—	—	—	—	—	—	—
Jeffrey S.
Hammond	7/21/09	—	$575,000	—	—	—	—	—	—	—	—
Joseph R.
McDonald	7/21/09	—	$575,000	—	—	—	—	—	—	—	—

(1)

On July 21, 2009, the Board of Directors authorized the continuance of the annual profit sharing plan, subject to its power to terminate the plan at any time. Profit sharing allocations are described under “Compensation Philosophy and Policies—Profit Sharing Allocations.”

(2)	The annual profit sharing plan does not provide for thresholds or maximums; the amounts listed represent the actual awards to the named executive officers for fiscal 2020.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercises and Stock Vested

None.

Pension Plans Pursuant to Which Named Executive Officers Have an Accumulated Benefit But Are Not Currently Accruing Benefits

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Richard F. Ambury (1)	Retirement Plan	13	$329,907	$—
	Supplemental Employee Retirement Plan	—	$63,137	$—

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

Name	Potential Payments Upon Termination	Potential Payments Following a Change of Control
Jeffrey M. Woosnam	$425,000	$1,738,700
Richard F. Ambury	$434,115	$1,826,341

Compensation of Directors

	Director Compensation Table - Fiscal Year 2020
Name	Fees Earned or Paid in Cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
Paul A. Vermylen, Jr. (1)	$127,500	—	—	—	$40,911	$69,527	$237,938
Daniel P. Donovan (4)	$66,917	—	—	—	$39,524	$287,688	$394,129
Henry D. Babcock (5)	$86,300	—	—	—	$—	$—	$86,300
David M. Bauer (5)	$86,300	—	—	—	$—	$—	$86,300
C. Scott Baxter (5)	$86,300	—	—	—	$—	$—	$86,300
Bryan H. Lawrence (6)	$—	—	—	—	$—	$—	$—
William P. Nicoletti (7)	$98,183	—	—	—	$—	$—	$98,183

(1)	Mr. Vermylen is non-executive Chairman of the Board.

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
(4)

The amount included for Mr. Donovan in all other compensation represents $224,577 for amounts paid to him under the management incentive compensation plan, and $63,111 for pension payments. Excludes amounts reported for Mr. Donovan in the Executive Compensation Table.

(5)	Mr. Babcock, Mr. Bauer and Mr. Baxter are Audit Committee members.
(6)	Mr. Lawrence has chosen not to receive any fees as a director of the general partner of Star.
(7)	Mr. Nicoletti is Chairman of the Audit Committee.

Each non-management director receives an annual fee of $60,000 plus $1,500 for each regular and telephonic meeting attended. The Chairman of the Audit Committee receives an annual fee of $24,000 while other Audit Committee members receive an annual fee of $12,000. Each member of the Audit Committee receives $1,500 for every regular and telephonic meeting attended. The non-executive Chairman of the Board receives an annual fee of $120,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership as of November 30, 2020 of common units and general partner units by:

(1) Kestrel and certain beneficial owners;

(2) each of the named executive officers and directors of Kestrel Heat;

(3) all directors and executive officers of Kestrel Heat as a group; and

(4) each person the Company knows to hold 5% or more of the Company’s units.

Except as indicated, the address of each person is c/o Star Group, L.P. at 9 West Broad, Street, Suite 310, Stamford, Connecticut 06902.

	Common Units		General Partner Units
Name	Number	Percentage	Number	Percentage
Kestrel (a)	500,000	1.21%	325,729	100.00%
Paul A. Vermylen, Jr. (b)	1,304,661	3.15%
Henry D. Babcock (c)	104,121	*
William P. Nicoletti	35,506	*
Bryan H. Lawrence (d)	1,101,848	2.66%
C. Scott Baxter	—	—
David M. Bauer (e)	1,254,662	3.03%
Daniel P. Donovan	25,000	*
Richard F. Ambury (f)	38,390	*
Jeffrey M. Woosnam	10,000	*
Joseph R. McDonald	6,500	*
Jeffrey S. Hammond	5,000	*
All officers and directors and Kestrel Heat, LLC as a group (12 persons)	4,385,688	10.58%	325,729	100.00%
Bandera Partners, LLC (g)	3,514,115	8.47%

(a)	Includes 500,000 Common Units and 325,729 general partner units owned by Kestrel Heat.
(b)

Includes 210,281 Common Units held by The Robin C. Vermylen 2016 Irrevocable Trust, with respect to which Mr. Vermylen is a trustee of the trust and a beneficiary of the trust; and 844,380 Common Units held by

The Paul A. Vermylen, Jr. 2015 Irrevocable Trust, with respect to which Mr. Vermylen’s spouse is a beneficiary of the trust and Mr. Vermylen is the settlor of the trust.
(c)	Includes 94,121 Common Units owned by White Hill Trust, with respect to which Mr. Babcock’s sister-in-law and stepson are the trustees and Mr. Babcock’s wife is the primary beneficiary.
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

(f)	Common Units are owned by the Richard F. Ambury 2013 Revocable Living Trust, with respect to which Mr. Ambury is the trustee.
(g)	According to a Form 13F filed by Bandera Partners, LLC with the SEC on November 12, 2020.
*	Amount represents less than 1%.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

For the years ended September 30, 2020, 2019, and 2018, Star had no related party transactions or agreements pursuant to Item 404 of Regulation S-K.

Our Code of Business Conduct and Ethics applies to our directors, officers, employees and their affiliates. It deals with conflicts of interest (e.g., transactions with the Company), confidential information, use of Star assets, business dealings, and other similar topics. The Code requires officers, directors and employees to avoid even the appearance of a conflict of interest and to report potential conflicts of interest to the Company’s Senior Vice President Accounting or Director of Internal Audit.

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

The following table represents the aggregate fees for professional audit services rendered by KPMG LLP including fees for the audit of our annual financial statements for the fiscal years 2020 and 2019, and for fees billed and accrued for other services rendered by KPMG LLP (in thousands).

	2020	2019
Audit Fees (1)	$2,208	$2,123
Audit Related	-	80
Tax Fees (2)	290	292
Total Fees	$2,498	$2,495

(1)	Audit fees were for professional services rendered in connection with audits and quarterly reviews of the consolidated financial statements of the Company.
(2)	Tax fees related to services for tax consulting and tax compliance.

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

10.15

Fifth Amended and Restated Credit Agreement, dated as of December 4, 2019 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 5, 2019.)

10.16

Fifth Amended and Restated Pledge and Security Agreement, dated as of December 4, 2019 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 5, 2019.)

10.17	Unit Purchase Agreement, dated as of November 16, 2020, between the Company and Moab Partners, L.P. (Filed herewith.)

10.18	Waiver to the Fifth Amended and Restated Credit Agreement, dated as of November 5, 2020. (Filed herewith.)

10.19	Unit Purchase Agreement, dated as of November 16, 2020, between the Company and Moab Partner, L.P. (Filed herewith.)

14	Code of Business Conduct and Ethics (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 14, 2014.)

21*	Subsidiaries of the Registrant (Filed herewith.)

31.1*	Certification of Chief Executive Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exibit 101)

*	Filed Herewith
†	Employee compensation plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the general partner has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 7th day of December, 2020:

STAR GROUP, L.P.

By:	KESTREL HEAT, LLC (General Partner)
By:	/s/ Jeffrey M. Woosnam
Jeffrey M. Woosnam
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Jeffrey M. Woosnam	President and Chief Executive Officer and Director Kestrel Heat, LLC	December 7, 2020
Jeffrey M. Woosnam

/s/ Richard F. Ambury	Chief Financial Officer, Executive Vice President, Treasurer and Secretary (Principal	December 7, 2020
Richard F. Ambury	Financial Officer) Kestrel Heat, LLC

/s/ Cory A. Czekanski	Vice President—Controller (Principal Accounting Officer) Kestrel Heat, LLC	December 7, 2020
Cory A. Czekanski

/s/ Paul A. Vermylen, Jr.	Non-Executive Chairman of the Board and Director Kestrel Heat, LLC	December 7, 2020
Paul A. Vermylen, Jr.

/s/ Henry D. Babcock	Director Kestrel Heat, LLC	December 7, 2020
Henry D. Babcock

/s/ C. Scott Baxter	Director Kestrel Heat, LLC	December 7, 2020
C. Scott Baxter

/s/ David M. Bauer	Director Kestrel Heat, LLC	December 7, 2020
David M. Bauer

/s/ Daniel P. Donovan	Director Kestrel Heat, LLC	December 7, 2020
Daniel P. Donovan

/s/ Bryan H. Lawrence	Director Kestrel Heat, LLC	December 7, 2020
Bryan H. Lawrence

/s/ William P. Nicoletti	Director Kestrel Heat, LLC	December 7, 2020
William P. Nicoletti

STAR GROUP, L.P. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page
Part II Financial Information:
Item 8—Financial Statements
Report of Independent Registered Public Accounting Firm	F-2 – F-3
Consolidated Balance Sheets as of September 30, 2020 and September 30, 2019	F-4
Consolidated Statements of Operations for the years ended September 30, 2020, September 30, 2019 and September 30, 2018	F-5
Consolidated Statements of Comprehensive Income for the years ended September 30, 2020, September 30, 2019 and September 30, 2018	F-6
Consolidated Statements of Partners’ Capital for the years ended September 30, 2020, September 30, 2019 and September 30, 2018	F-7
Consolidated Statements of Cash Flows for the years ended September 30, 2020, September 30, 2019 and September 30, 2018	F-8
Notes to Consolidated Financial Statements	F-9 – F-41
Schedules for the years ended September 30, 2020, September 30, 2019 and September 30, 2018
I. Condensed Financial Information of Registrant	F-42 – F-44
II. Valuation and Qualifying Accounts	F-45

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes therein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Star Group, L.P. and Board of Directors of Kestrel Heat, LLC:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Star Group, L.P. and subsidiaries (the Company) as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the years in the three-year period ended September 30, 2020, and the related notes and financial statement schedules I and II (collectively, the consolidated financial statements). We also have audited the Company’s  internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of October 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (“ASC Topic 842”).

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 1995.

Stamford, Connecticut
December 7, 2020

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$56,911	$4,899
Receivables, net of allowance of $6,121 and $8,378, respectively	83,594	120,245
Inventories	50,256	64,788
Prepaid expenses and other current assets	29,554	36,898
Assets held for sale	6,030	—
Total current assets	226,345	226,830
Property and equipment, net	93,495	98,239
Operating lease right-of-use assets	99,776	—
Goodwill	240,327	244,574
Intangibles, net	90,293	107,688
Restricted cash	250	250
Captive insurance collateral	69,787	58,490
Deferred charges and other assets, net	18,343	16,635
Total assets	$838,616	$752,706
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$30,827	$33,973
Liabilities held for sale	1,265	—
Revolving credit facility borrowings	—	24,000
Fair liability value of derivative instruments	11,437	8,262
Current maturities of long-term debt	13,000	9,000
Current portion of operating lease liabilities	19,139	—
Accrued expenses and other current liabilities	127,286	120,839
Unearned service contract revenue	58,430	61,213
Customer credit balances	83,471	68,270
Total current liabilities	344,855	325,557
Long-term debt	109,805	120,447
Long-term operating lease liabilities	85,908	—
Deferred tax liabilities, net	17,227	20,116
Other long-term liabilities	25,001	25,746
Partners’ capital
Common unitholders	273,283	279,709
General partner	(2,506)	(1,968)
Accumulated other comprehensive loss, net of taxes	(14,957)	(16,901)
Total partners’ capital	255,820	260,840
Total liabilities and partners’ capital	$838,616	$752,706

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
(in thousands, except per unit data)	2020	2019	2018
Sales:
Product	$1,186,026	$1,466,045	$1,404,370
Installations and services	281,432	287,827	273,467
Total sales	1,467,458	1,753,872	1,677,837
Cost and expenses:
Cost of product	738,714	998,559	957,843
Cost of installations and services	253,724	267,607	256,652
(Increase) decrease in the fair value of derivative instruments	2,755	25,113	(11,408)
Delivery and branch expenses	323,373	369,033	357,580
Depreciation and amortization expenses	34,623	32,901	31,575
General and administrative expenses	25,072	28,414	24,227
Finance charge income	(3,771)	(5,105)	(4,700)
Operating income	92,968	37,350	66,068
Interest expense, net	(9,702)	(11,164)	(8,716)
Amortization of debt issuance costs	(999)	(1,032)	(1,288)
Other income (loss), net	(5,724)	—	7,043
Income before income taxes	76,543	25,154	63,107
Income tax expense	20,625	7,517	7,602
Net income	$55,918	$17,637	$55,505
General Partner’s interest in net income	377	95	314
Limited Partners’ interest in net income	$55,541	$17,542	$55,191
Basic and diluted income per Limited Partner Unit (1):	$1.07	$0.35	$0.89
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	45,656	50,814	54,764

(1)	See Note 19 - Earnings Per Limited Partner Units.

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
(in thousands)	2020	2019	2018
Net income	$55,918	$17,637	$55,505
Other comprehensive income:
Unrealized gain on pension plan obligation	2,876	1,170	2,075
Tax effect of unrealized gain on pension plan obligation	(782)	(320)	(625)
Unrealized gain (loss) on captive insurance collateral	916	2,231	(1,204)
Tax effect of unrealized gain (loss) on captive insurance collateral	(190)	(473)	254
Unrealized gain (loss) on interest rate hedge	(1,193)	(1,993)	39
Tax effect of unrealized gain (loss) on interest rate hedge	317	525	(10)
Total other comprehensive income	1,944	1,140	529
Total comprehensive income	$57,862	$18,777	$56,034

See accompanying notes to consolidated financial statements.

 To includ

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

Years Ended September 30, 2020, 2019 and 2018

	Number of Units
(in thousands)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2017	55,888	326	$325,762	$(929)	$(18,765)	$306,068
Reclassification of stranded tax effects resulting from tax reform			(195)	—	195	—
Net income			55,191	314	—	55,505
Unrealized gain on pension plan obligation			—	—	2,075	2,075
Tax effect of unrealized gain on pension plan obligation			—	—	(625)	(625)
Unrealized loss on captive insurance collateral			—	—	(1,204)	(1,204)
Tax effect of unrealized loss on captive insurance collateral			—	—	254	254
Unrealized gain on interest rate hedge			—	—	39	39
Tax effect of unrealized gain on interest rate hedge			—	—	(10)	(10)
Distributions			(24,915)	(688)	—	(25,603)
Retirement of units	(2,800)		(26,714)	—	—	(26,714)
Balance as of September 30, 2018	53,088	326	$329,129	$(1,303)	$(18,041)	$309,785
Impact of adoption of ASU No. 2014-09			9,164	60	—	9,224
Net income			17,542	95	—	17,637
Unrealized gain on pension plan obligation			—	—	1,170	1,170
Tax effect of unrealized gain on pension plan obligation			—	—	(320)	(320)
Unrealized gain on captive insurance collateral			—	—	2,231	2,231
Tax effect of unrealized gain on captive insurance collateral			—	—	(473)	(473)
Unrealized loss on interest rate hedge			—	—	(1,993)	(1,993)
Tax effect of unrealized loss on interest rate hedge			—	—	525	525
Distributions			(24,773)	(820)	—	(25,593)
Retirement of units	(5,403)		(51,353)	—	—	(51,353)
Balance as of September 30, 2019	47,685	326	$279,709	$(1,968)	$(16,901)	$260,840
Net income			55,541	377	—	55,918
Unrealized gain on pension plan obligation			—	—	2,876	2,876
Tax effect of unrealized gain on pension plan obligation			—	—	(782)	(782)
Unrealized gain on captive insurance collateral			—	—	916	916
Tax effect of unrealized gain on captive insurance collateral			—	—	(190)	(190)
Unrealized loss on interest rate hedge			—	—	(1,193)	(1,193)
Tax effect of unrealized loss on interest rate hedge			—	—	317	317
Distributions			(23,536)	(915)	—	(24,451)
Retirement of units	(4,357)		(38,431)	—	—	(38,431)
Balance as of September 30, 2020	43,328	326	$273,283	$(2,506)	$(14,957)	$255,820
See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2020	2019	2018
Cash flows provided by (used in) operating activities:
Net income	$55,918	$17,637	$55,505
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	2,755	25,113	(11,408)
Depreciation and amortization	35,622	33,933	32,863
Provision for losses on accounts receivable	3,441	9,541	6,283
Change in deferred taxes	(3,544)	(5,126)	14,685
Other (income) loss, net	5,724	—	(7,043)
Changes in operating assets and liabilities net of amounts related to acquisitions:
Decrease (increase) in receivables	34,366	10,137	(37,149)
Decrease (increase) in inventories	14,588	(6,306)	4,177
Decrease (increase) in other assets	11,627	10,146	(11,924)
(Decrease) increase in accounts payable	(3,199)	(2,918)	9,703
Increase (decrease) in customer credit balances	14,775	3,615	(6,563)
Increase in other current and long-term liabilities	3,595	1,610	8,331
Net cash provided by operating activities	175,668	97,382	57,460
Cash flows provided by (used in) investing activities:
Capital expenditures	(14,127)	(11,301)	(13,590)
Proceeds from sales of fixed assets	631	1,097	503
Proceeds from sale of security business	—	—	6,824
Purchase of investments	(10,417)	(11,058)	(35,242)
Acquisitions	(4,228)	(60,904)	(23,747)
Net cash used in investing activities	(28,141)	(82,166)	(65,252)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	90,202	139,331	161,604
Revolving credit facility repayments	(151,702)	(79,331)	(160,104)
Proceeds from term loan	130,000	—	100,000
Loan repayments	(99,000)	(7,500)	(76,300)
Distributions	(24,451)	(25,593)	(25,603)
Unit repurchases	(38,431)	(51,353)	(26,714)
Customer retainage payments	(514)	(357)	(918)
Payments of debt issuance costs	(1,619)	(45)	(2,100)
Net cash used in financing activities	(95,515)	(24,848)	(30,135)
Net increase (decrease) in cash, cash equivalents and restricted cash	52,012	(9,632)	(37,927)
Cash, cash equivalents and restricted cash at beginning of period	5,149	14,781	52,708
Cash, cash equivalents and restricted cash at end of period	$57,161	$5,149	$14,781

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

The Company is organized as follows:

•

Star is a limited partnership, which at September 30, 2020, had outstanding 43.3 million Common Units (NYSE: “SGU”), representing a 99.3% limited partner interest in Star, and 0.3 million general partner units, representing a 0.7% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation, that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast and Mid-Atlantic U.S. region retail distributor of home heating oil and propane that at September 30, 2020 served approximately 440,100 full service residential and commercial home heating oil and propane customers and 64,400 customers on a delivery only basis. We also sell gasoline and diesel fuel to approximately 26,400 customers. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including approximately 17,600 service contracts for natural gas and other heating systems.

•

Petroleum Heat and Power Co., Inc. (“PH&P”) is a wholly owned subsidiary of Star. PH&P is the borrower and Star is the guarantor of the fifth amended and restated credit agreement’s $130 million five-year senior secured term loan and the $300 million ($450 million during the heating season of December through April of each year) revolving credit facility, both due December 4, 2024. (See Note 13—Long-Term Debt and Bank Facility Borrowings).

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

General and Administrative Expenses

General and administrative expenses include property costs, wages and benefits (including profit sharing) and department related costs for human resources, finance and corporate accounting, internal audit, administrative support and supply.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. At September 30, 2020, the $57.2 million of cash, cash equivalents, and restricted cash on the consolidated statement of cash flows is comprised of $56.9 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2019, the $5.1 million of cash, cash equivalents, and restricted cash on the consolidated statement of cash flows is comprised of $4.9 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method. Land improvement useful lives are between ten and twenty years, buildings and leasehold improvements useful lives are between five and thirty years, fleet and other equipment useful lives are between one to fifteen years, tanks and equipment lives are between three to ten years, furniture, fixtures and office equipment useful lives are between five to ten years.

Operating Lease Right-of-Use Assets and Related Lease Liabilities

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

Certain of our lease arrangements contain non-lease components such as common area maintenance.  We have elected to account for the lease component and its associated non-lease components as a single lease component for properties and vehicles.  Leases with an initial term of 12 months or less are not recognized on our balance sheet. The Company has leases that have variable payments, including lease payments where lease payment increases are based on the percentage change in the Consumer Price Index. For such leases, payment at the lease commencement date is used to measure the ROU assets and operating lease liabilities. Changes in the index and other variable payments are expensed as incurred.  The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate, because the interest rate implicit in our operating leases is not readily determinable. The basis for an incremental borrowing rate is our Term Loan, market-based yield curves and comparable debt securities.

Captive Insurance Collateral

The captive insurance collateral is held by our captive insurance company in an irrevocable trust as collateral for certain workers’ compensation and automobile liability claims incurred and expected to be incurred from fiscal 2004 to fiscal 2020.  The collateral is required by a third party insurance carrier that insures per claim amounts above a set deductible. Due to the expected timing of claim payments, the nature of the collateral agreement with the carrier, and our captive insurance company’s source of other operating cash, the collateral is not expected to be used to pay obligations within the next twelve months.

At September 30, 2020, captive insurance collateral is comprised of $68.6 million of Level 1 debt securities measured at fair value and $1.2 million of mutual funds measured at net asset value.  At September 30, 2019, the balance was comprised of $58.0 million of Level 1 debt securities measured at fair value and $0.5 million of mutual funds measured at net asset value. Unrealized gains and losses, net of related income taxes, are reported as accumulated other comprehensive income (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in Interest expense, net, at which time the average cost basis of these securities are adjusted to fair value.

Goodwill and Intangible Assets

Goodwill and intangible assets include goodwill, customer lists, trade names and covenants not to compete.

Goodwill is the excess of cost over the fair value of net assets in the acquisition of a company. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are annually tested for impairment.  The Company has one reporting unit and performs a qualitative, and when necessary quantitative, impairment test on its goodwill annually on August 31st or more frequently if events or circumstances indicate that the value of goodwill might be impaired.  We performed qualitative assessments (commonly referred to as Step 0) to evaluate whether it is more-likely-than-not (a likelihood that is more than 50%) that goodwill has been impaired, as a basis to determine whether it is necessary to perform the two-step quantitative impairment test.  This qualitative assessment includes a review of factors such as our reporting unit’s market value compared to its carrying value, our short-term and long-term unit price performance, our planned overall business strategy compared to recent financial results, as well as macroeconomic conditions, industry and market considerations, cost factors, and other relevant Company-specific events. Goodwill impairment if any, needs to be determined if the net book value of a reporting unit exceeds its estimated fair value. If goodwill is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill.  The Company performed its annual goodwill impairment valuation in each of the periods ending August 31, 2020, 2019, and 2018, and it was determined based on each year’s analysis that there was no goodwill impairment.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever changes in circumstances indicate that the assets may be impaired. The assessment for impairment requires estimates of future cash flows related to the intangible asset. To the extent the carrying value of the assets exceeds its future undiscounted cash flows, an impairment loss is recorded based on the fair value of the asset.

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

Business Combinations

We use the acquisition method of accounting. The acquisition method of accounting requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date, and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which the amounts recognized for a business combination may be adjusted). Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at the acquisition date fair value. The separately identifiable intangible assets generally are comprised of customer lists, trade names and covenants not to compete. Goodwill is recognized for the excess of the purchase price over the net fair value of assets acquired and liabilities assumed.

Costs that are incurred to complete the business combination such as legal and other professional fees are not considered part of consideration transferred and are charged to general and administrative expense as they are incurred. For any given acquisition, certain contingent consideration may be identified. Estimates of the fair value of liability or asset classified contingent consideration are included under the acquisition method as part of the assets acquired or liabilities assumed. At each reporting date, these estimates are remeasured to fair value, with changes recognized in earnings.

Assets and Liabilities Held for Sale

Assets held for sale represent certain propane assets that the Company sold on October 27, 2020.  The carrying amount of assets held for sale included $4.4 million of goodwill, $0.8 million of intangible assets, $5.3 million of property and equipment, net, and $1.3 million of operating lease right-of-use assets. We measure and record assets held for sale at the lower of their carrying amount or fair value less cost to sell and recorded a $5.7 million loss for the year ended September 30, 2020.  Liabilities held for sale consist of $1.3 million of operating lease obligations.

Impairment of Long-lived Assets

The Company reviews intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company determines whether the carrying values of such assets are recoverable over their remaining estimated lives through undiscounted future cash flow analysis. If such a review should indicate that the carrying amount of the assets is not recoverable, the Company will reduce the carrying amount of such assets to fair value.

Finance Charge Income

Finance charge income represents late customer payment charges and financing income from extended payment plans associated with installations.

Other Income (Loss), Net

Other loss of $5.7 million for the year ended September 30, 2020 represents an expected loss on a sale of certain propane assets that were held for sale at September 30, 2020 at the lower of their carrying amount or fair value less cost to sell.  Other income, net of $7.0 million for the year ended September 30, 2018 represents a gain on the sale of the Company’s security customer account base, which occurred in fiscal 2018.  The gain is comprised of $6.8 million of cash proceeds and $0.4 million from the recognition of unamortized deferred service liabilities, partially offset by $0.2 million of other expenses.

Deferred Charges

Deferred charges represent the costs associated with the issuance of the term loan and revolving credit facility and are amortized over the life of the facility.

Advertising

Advertising costs are expensed as they are incurred. Advertising expenses were $13.5 million, $14.3 million, and $15.1 million, in 2020, 2019, and 2018, respectively and are recorded in delivery and branch expenses.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.

Sales, Use and Value Added Taxes

Taxes are assessed by various governmental authorities on many different types of transactions. Sales reported for product, installations and services exclude taxes.

Derivatives and Hedging

Derivative instruments are recorded at fair value and included in the consolidated balance sheet as assets or liabilities. The Company has elected not to designate its commodity derivative instruments as hedging instruments but rather as economic hedges whose changes in fair value of the derivative instruments are recognized in our statement of operations in the caption (Increase) decrease in the fair value of derivative instruments.  Depending on the risk being economically hedged, realized gains and losses are recorded in cost of product, cost of installations and services, or delivery and branch expenses.

The Company has designated its interest rate swap agreements as cash flow hedging derivatives.  To the extent these derivative instruments are effective and the accounting standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) until the underlying hedged item is recognized in earnings.

Fair Value Valuation Approach

The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels (see Note 7 to the consolidated financial statements):

•	Level 1 inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•

Level 2 inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•

Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

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

The Company has weather hedge contracts for fiscal years 2021 and 2022.  Under these contracts, we are entitled to receive a payment if the total number of degree days within the hedge period is less than the prior ten year average. The “Payment Thresholds,” or strikes, are set at various levels. In addition, for fiscal 2021 we will be obligated to make a payment capped at $5.0 million if degree days exceed the prior ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year.  In fiscal year 2020 the Company reduced delivery and branch expense under these contracts by $10.1 million and received the amount in full in April 2020. In fiscal year 2019 the Company increased delivery and branch expense under these contracts by $2.1 million, and paid the amount in full in April 2019.  For fiscal 2020 and 2021 the maximum that the Company can receive annually is $12.5 million and the maximum that the Company would be obligated to pay annually is $5.0 million.  For fiscal 2022 the maximum that the Company can receive annually is $7.5 million and we do not have a potential obligation to pay.

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

As of October 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective transition approach as of the effective date as permitted by the amendments in ASU 2018-11.  As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e. October 1, 2019).  The Company has elected to adopt the package of transition practical expedients and, therefore, has not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized.  We also elected a practical expedient to not separate non-lease components from the lease components for properties and vehicles and excluded short term leases from the calculation of right of use asset and operating lease liability.  For certain leases relating to vehicles and equipment we elected to apply portfolio approach guidance and accounted for leases with similar characteristics as a single lease. The Company did not elect the practical expedient to use hindsight for leases existing at the adoption date.

The adoption of ASC Topic 842 had a material impact to the Company’s Consolidated Balance Sheet, but did not impact the Consolidated Statement of Operations or Consolidated Statement of Partners’ Capital. The most significant changes to the Consolidated Balance Sheet relate to the recognition of the following as of October 1, 2019:  “Operating lease right-of-use assets” in the amount of $104.7 million, “Current portion of operating lease liabilities” in the amount of $20.1 million and “Long-term operating lease liabilities” in the amount of $89.9 million. The adoption of ASC Topic 842 also had no impact on operating, investing, or financing cash flows in the Consolidated Statement of Cash Flows. However, ASC Topic has significantly affected the Company’s disclosures about noncash investing activities. Additionally, the Company’s lease-related disclosures have significantly increased as of and for the year ended September 30, 2020 as compared to prior years. See Note 2 – Summary of Significant Accounting Policies – Operating Lease Right-of-Use Assets and Related Lease Liabilities and Note 16 – Leases for further details on the adoption of ASC Topic 842.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The Company adopted the ASU effective March 12, 2020.  The update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. The Company has $64.0 million of interest rate swap agreements at September 30, 2020 that are benchmarked against LIBOR, which the Company has designated as cash flow hedging derivatives.  This guidance includes practical expedients for contract modifications due to reference rate reform. The Company has elected to adopt the practical expedient that the Company may change the contractual terms of the interest rate swap agreements that are expected to be affected by reference rate reform and not be required to de-designate the hedging relationships.  The adoption did not have an impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. The update broadens the information that an entity should consider in developing expected credit loss estimates, eliminates the probable initial recognition threshold, and allows for the immediate recognition of the full amount of expected credit losses. This new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2021. The Company does not expect the adoption of ASU No. 2016-13 to have a material impact on its consolidated financial statements and related disclosures.

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

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General: Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The new guidance is effective for our annual reporting period beginning in the first quarter of fiscal 2021.  The Company does not expect ASU No. 2018-14 will have a material impact on its consolidated financial statements and related disclosures.

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

3) Revenue Recognition

The following disaggregates our revenue by major sources for the years ended September 30, 2020, 2019 and 2018:

	Years Ended September 30,
(in thousands)	2020	2019	2018
Petroleum Products:
Home heating oil and propane	$924,421	$1,099,874	$1,084,827
Motor fuel and other petroleum products	261,605	366,172	319,543
Total petroleum products	1,186,026	1,466,045	1,404,370
Installations and Services:
Equipment installations	101,699	101,709	98,064
Equipment maintenance service contracts	120,388	120,138	111,361
Billable call services	59,345	65,980	64,042
Total installations and services	281,432	287,827	273,467
Total Sales	$1,467,458	$1,753,872	$1,677,837

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

Contract Costs

We have elected to recognize incremental costs of obtaining a contract, other than new residential product and equipment maintenance service contracts, as an expense when incurred when the amortization period of the asset that we otherwise would have recognized is one year or less.  We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We defer these costs only when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate.  Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period of approximately five years.  Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively.  At September 30, 2020 the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.4 million and $5.9 million, respectively.  At September 30, 2019 the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.4 million and $5.9 million, respectively. For the years ended September 30, 2020 and September 30, 2019 we recognized expense of $4.0 million and $4.0 million, respectively, associated with the amortization of deferred contract costs within delivery and branch expenses in the Consolidated Statement of Operations.  We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the petroleum products and services related to the cost, less the expected costs related directly to providing those petroleum products and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the twelve months ended September 30, 2020.

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

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts.  Approximately 34% of our residential customers take advantage of our “smart pay” budget payment plan under which their estimated annual oil and propane deliveries and service contract billings are paid for in a series of equal monthly installments.  Our “smart pay” budget payment plans are annual and generally begin outside of the heating season.  We generally have received advanced amounts from customers on “smart pay” budget payment plans prior to the heating season, which are reduced as oil deliveries are made.  For customers that are not on “smart pay” budget payment plans, we generally receive the full contract amount for equipment service contracts with customers at the outset of the contracts.  Contract liabilities are recognized straight-line over the service contract period, generally one-year or less.  As of September 30, 2020 and September 30, 2019 the Company had contract liabilities of $139.6 million and $127.0 million, respectively. During the year ended September 30, 2020 the Company recognized $118.6 million of revenue that was included in the September 30, 2019 contract liability balance. During the year ended September 30, 2019 the Company recognized $111.0 million of revenue that was included in the September 30, 2018 contract liability balance.

4) Quarterly Distribution of Available Cash

The Company’s Partnership Agreement provides that beginning October 1, 2008, the minimum quarterly distributions on the common units will start accruing at the rate of $0.0675 per quarter ($0.27 on an annual basis).  In general, the Company intends to distribute to its partners on a quarterly basis, all of its available cash, if any, in the manner described below. “Available cash” generally means, for any of its fiscal quarters, all cash on hand at the end of that quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the general partners to:

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

The Company is obligated to meet certain financial covenants under the fifth amended and restated credit agreement. The Company must maintain excess availability of at least 15.0% of the revolving commitment then in effect and a fixed charge coverage ratio of 1.15 in order to make any distributions to unitholders. (See Note 13—Long-Term Debt and Bank Facility Borrowings)

For fiscal 2020, 2019, and 2018, cash distributions declared per common unit were $0.515, $0.485, and $0.455, respectively.

For fiscal 2020, 2019, and 2018, $0.8 million, $0.7 million, and $0.6 million, respectively, of incentive distributions were paid to the general partner, exclusive of amounts paid subject to the Management Incentive Plan.

5) Common Unit Repurchase Plans and Retirement

In July 2012, the Board adopted a plan to repurchase certain of the Company’s Common Units (the “Repurchase Plan”). Through August 2020, the Company had repurchased approximately 14.4 million Common Units under the Repurchase Plan. In August 2020, the Board authorized an increase of the number of Common Units that remained available for the Company to repurchase from 2.0 million to a total of 6.0 million, of which, 4.9 million were available for repurchase in open market transactions and 1.1 million were available for repurchase in privately-negotiated transactions. The Company repurchased approximately 3.7 million Common Units in fiscal year 2020, and repurchased 0.5 million total Common Units in October and November 2020 under the Repurchase Plan. There is no guarantee of the exact number of units that will be purchased under the program and the Company may discontinue purchases at any time. The program does not have a time limit. The Board may also approve additional purchases of units from time to time in private transactions. The Company’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the Common Units purchased in the repurchase program will be retired.

Under the Credit Agreement dated December 4, 2019, in order to repurchase Common Units we must maintain Availability (as defined in the amended and restated credit agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase. (See Note 13—Long-Term Debt and Bank Facility Borrowings). The following table shows repurchases under the Repurchase Plan.

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2019 total	13,340	$8.08	10,896	956
First quarter fiscal year 2020 total	1,281	$9.42	650	306	(b)
Second quarter fiscal year 2020 total	782	$8.33	782	524	(c)
Third quarter fiscal year 2020 total	1,155	$8.15	1,155	2,869	(d)
July 2020	725	$8.97	725	2,144
August 2020	159	$9.33	159	5,985	(e)
September 2020	255	$9.63	255	5,730
Fourth quarter fiscal year 2020 total	1,139	$9.17	1,139	5,730
Fiscal year 2020 total	4,357	$8.82	3,726	5,730
October 2020	308	$9.64	308	5,422
November 2020	1,553	$9.83	153	5,269	(f),(g)

(a)	Amounts include repurchase costs.
(b)	First quarter of fiscal year 2020 Common Units repurchased include 0.6 million common units acquired in a private transaction.
(c)	In February 2020, the Board authorized an increase in the number of Common Units available for repurchase from 0.1 million to 1.1 million.
(d)	In May 2020, the Board authorized an increase in the number of Common Units available for repurchase from 0.1 million to 3.6 million.
(e)	In August 2020, the Board authorized an increase in the number of Common Units available for repurchase from 2.0 million to 6.0 million
(f)

Of the total available for repurchase, approximately 4.2 million are available for repurchase in open market   transactions and 1.1 million are available for repurchase in privately-negotiated transactions.

(g)

On November 16, 2020, the Company entered into a Unit Purchase Agreement with Moab Partners, L.P. and purchased 1.4 million Common Units in a private transaction for aggregate consideration of approximately $13.8 million.  The purchase was made outside of the Company’s unit repurchase plan.

6) Captive Insurance Collateral

          The Company considers all of its captive insurance collateral to be available-for-sale investments. Investments at September 30, 2020 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$1,152	$—	$—	$1,152
U.S. Government Sponsored Agencies	42,032	229	(26)	42,235
Corporate Debt Securities	21,666	1,660	—	23,326
Foreign Bonds and Notes	2,992	82	—	3,074
Total	$67,842	$1,971	$(26)	$69,787

Investments at September 30, 2019 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$509	$—	$—	$509
U.S. Government Sponsored Agencies	29,055	198	(3)	29,250
Corporate Debt Securities	23,831	773	—	24,604
Foreign Bonds and Notes	4,066	61	—	4,127
Total	$57,461	$1,032	$(3)	$58,490

         Maturities of investments were as follows at September 30, 2020 (in thousands):

Net Carrying Amount
Due within one year	$7,480
Due after one year through five years	54,068
Due after five years through ten years	8,239
Total	$69,787

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

As of September 30, 2020, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 11.3 million gallons of swap contracts with a notional value of $16.0 million and a fair value of $(2.6) million, 8.5 million gallons of call options with a notional value of $17.4 million and a fair value of $0.1 million, 5.1 million gallons of put options with a notional value of $4.2 million and a fair value of $0.2 million, and 80.7 million net gallons of synthetic call options with an average notional value of $123.4 million and a fair value of $(8.6) million. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of September 30, 2020, had 19.2 million gallons of purchased short swap contracts with a notional value of $22.7 million and a fair value of less than $0.1 million, 3.8 million gallons of purchased long future contracts that settle daily with a notional value of $5.4 million and a fair value of $(0.4) million, and 11.1 million gallons of short future contracts that settle daily with a notional value of $14.3 million and a fair value of $0.7 million. To hedge its internal fuel usage and other related activities for fiscal 2021, the Company, as of September 30, 2020, had 7.0 million gallons of call options and swap contracts with a notional value of $10.7 million and a fair value of $(0.4) million that settle in future months.

As of September 30, 2019, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 15.5 million gallons of swap contracts with a notional value of $29.7 million and a fair value of $(1.0) million, 6.1 million gallons of call options with a notional value of $15.6 million and a fair value of $0.1 million, 5.9 million gallons of put options with a notional value of $7.7 million and a fair value of $28 thousand, and 81.0 million net gallons of synthetic call options with an average notional value of $165.4 million and a fair value of $(7.2) million. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of September 30, 2019, had 1.3 million gallons of purchased swap contracts with a notional value of $2.4 million and a fair value of $(0.1) million, 45.2 million gallons of purchased future contracts that settle daily with a notional value of $83.2 million and a fair value of $(0.9) million, and 67.5 million gallons of short future contracts that settle daily with a notional value of $124.9 million and a fair value of $0.2 million. To hedge its internal fuel usage and other related activities for fiscal 2020, the Company, as of September 30, 2019, had 4.2 million gallons of swap contracts with a notional value of $7.4 million and a fair value of $(0.3) million that settle in future months

As of September 30, 2020, the Company has interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $64.0 million, or 52%, of its long term debt.  The Company has designated its interest rate swap agreements as cash flow hedging derivatives.  To the extent these derivative instruments are effective and the accounting standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings.  As of September 30, 2020 the fair value of the swap contracts was $(3.1) million. As of September 30, 2019, the notional value of the swap contracts was $45.0 million and the fair value of the swap contracts was $(2.0) million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Toronto-Dominion Bank and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At September 30, 2020, the aggregate cash posted as collateral in the normal course of business at counterparties was $0.1 million. Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of September 30, 2020, $11.1 million hedge positions and payable amounts were secured under the credit facility.

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

The Company had no assets or liabilities that are measured at fair value on a nonrecurring basis subsequent to their initial recognition. The Company’s commodity financial assets and liabilities measured at fair value on a recurring basis are listed on the following table.

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at September 30, 2020
Commodity contracts	Fair liability value of derivative instruments	$24,274	$—	$24,274
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	1,890	—	1,890
Commodity contract assets at September 30, 2020		$26,164	$—	$26,164
Liability Derivatives at September 30, 2020
Commodity contracts	Fair liability value of derivative instruments	$(35,711)	$—	$(35,711)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	(1,779)	—	(1,779)
Commodity contract liabilities at September 30, 2020		$(37,490)	$—	$(37,490)
Asset Derivatives at September 30, 2019
Commodity contracts	Fair liability value of derivative instruments	$13,824	$—	$13,824
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	1,466	—	1,466
Commodity contract assets at September 30, 2019		$15,290	$—	$15,290
Liability Derivatives at September 30, 2019
Commodity contracts	Fair liability value of derivative instruments	$(22,086)	$—	$(22,086)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	(1,719)	—	(1,719)
Commodity contract liabilities at September 30, 2019		$(23,805)	$—	$(23,805)

The Company’s commodity derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Long-term derivative assets included in other long-term assets, net	$1,605	$(1,478)	$127	$—	$—	$127
Fair liability value of derivative instruments	24,274	(35,711)	(11,437)	—	—	(11,437)
Long-term derivative liabilities included in other long-term liabilities, net	285	(301)	(16)	—	—	(16)
Total at September 30, 2020	$26,164	$(37,490)	$(11,326)	$—	$—	$(11,326)
Long-term derivative assets included in other long-term assets, net	$16	$(16)	$—	$—	$—	$—
Fair liability value of derivative instruments	13,824	(22,086)	(8,262)	—	—	(8,262)
Long-term derivative liabilities included in other long-term liabilities, net	1,450	(1,703)	(253)	—	—	(253)
Total at September 30, 2019	$15,290	$(23,805)	$(8,515)	$—	$—	$(8,515)

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
		Years Ended September 30,
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	2020	2019	2018
Commodity contracts	Cost of product (a)	$10,462	$9,266	$10,379
Commodity contracts	Cost of installations and service (a)	$607	$836	$(726)
Commodity contracts	Delivery and branch expenses (a)	$1,634	$596	$(1,403)
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$2,755	$25,113	$(11,408)

(a)	Represents realized closed positions and includes the cost of options as they expire.
(b)	Represents the change in value of unrealized open positions and expired options.

8) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	September 30,
	2020	2019
Product	$29,799	$43,536
Parts and equipment	20,457	21,252
Total inventory	$50,256	$64,788

Product inventories were comprised of 26.9 million gallons and 22.8 million gallons on September 30, 2020 and September 30, 2019, respectively. The Company has market price based product supply contracts for approximately 240.5 million gallons of home heating oil and propane, and 44.2 million gallons of diesel and gasoline, which it expects to fully utilize to meet its requirements over the next twelve months.

During fiscal 2020, Shell Oil Company, Motiva Enterprises LLC and Global Companies LLC provided approximately 13%, 12% and 11% respectively, of our petroleum product purchases. No single supplier provided more than 10% of our product supply during fiscal 2019.

9) Property and Equipment

The components of property and equipment were as follows (in thousands):

	September 30,
	2020	2019
Land and land improvements	$21,626	$20,872
Buildings and leasehold improvements	39,726	37,443
Fleet and other equipment	71,002	73,440
Tanks and equipment	47,694	50,353
Furniture, fixtures and office equipment	40,172	48,582
Total	220,220	230,690
Less accumulated depreciation and amortization	126,725	132,451
Property and equipment, net	$93,495	$98,239

Depreciation and amortization expense was $15.0 million, $13.5 million, and $12.0 million, for the fiscal years ended September 30, 2020, 2019 and 2018 respectively.

10) Business Combinations

 During fiscal 2020, the Company acquired two heating oil dealers for approximately $3.3 million; $3.0 million in cash and $0.3 million of deferred liabilities.  The gross purchase price was allocated $3.2 million to intangible assets, $0.6 million to fixed assets and reduced by $0.5 million in working capital credits. The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition date, and are not material to the Company’s financial condition, results of operations, or cash flows. The Company also completed the purchase of fixed assets related to a fiscal 2019 acquisition of a heating oil dealer for an aggregate purchase price of approximately $1.2 million.

During fiscal 2019, the Company acquired one of its subcontractors, a liquid product dealer and the assets of a propane dealer for an aggregate purchase price of approximately $60.9 million.  The following table summarizes the final fair values and purchase price allocations in aggregate of the assets acquired and liabilities assumed related to the fiscal 2019 acquisitions as of the respective acquisition dates.

(in thousands)	As of Acquisition Date
Receivables	$6,887
Inventories	2,105
Prepaid expenses and other current assets	89
Property and equipment, net	14,926
Intangibles	28,599
Accrued expenses and other current liabilities	(366)
Unearned service contract revenue	(2,800)
Customer credit balances	(3,399)
Other long-term liabilities	(1,275)
Total net identifiable assets acquired	$44,766

Total consideration	$60,904
Less: Total net identifiable assets acquired	44,766
Goodwill	$16,138

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

11) Goodwill and Other Intangible Assets

Goodwill

A summary of changes in the Company’s goodwill during the fiscal years ended September 30, 2020 and 2019 are as follows (in thousands):

Balance as of September 30, 2018	$228,436
Fiscal year 2019 business combinations	16,138
Balance as of September 30, 2019	244,574
Fiscal year 2020 business combinations	184
Goodwill included within assets held for sale	(4,431)
Balance as of September 30, 2020	$240,327

Intangibles, net

Intangible assets subject to amortization consist of the following (in thousands):

	September 30,
	2020			2019
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$382,942	$312,928	$70,014	$382,373	$297,221	$85,152
Trade names and other intangibles	37,382	17,103	20,279	37,739	15,203	22,536
Total	$420,324	$330,031	$90,293	$420,112	$312,424	$107,688

Amortization expense for intangible assets was $19.6 million, $19.4 million, and $19.6 million, for the fiscal years ended September 30, 2020, 2019, and 2018, respectively. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ended September 30, 2021 and the four succeeding fiscal years ended September 30, is as follows (in thousands):

Amount
2021	$17,376
2022	$15,318
2023	$13,705
2024	$11,351
2025	$9,076

12) Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows (in thousands):

	September 30,
	2020	2019
Accrued wages and benefits	$37,359	$26,747
Accrued insurance	78,993	81,443
Other accrued expenses and other current liabilities	10,934	12,649
Total accrued expenses and other current liabilities	$127,286	$120,839

13) Long-Term Debt and Bank Facility Borrowings

The Company's debt is as follows	September 30,
(in thousands):	2020		2019
	Carrying		Carrying
	Amount	Fair Value (a)	Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$—	$—	$61,500	$61,500
Senior Secured Term Loan (b)	122,805	123,500	91,947	92,500
Total debt	$122,805	$123,500	$153,447	$154,000
Total short-term portion of debt (c)	$13,000	$13,000	$33,000	$33,000
Total long-term portion of debt (c)	$109,805	$110,500	$120,447	$121,000

(a)	The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)	Carrying amounts are net of unamortized debt issuance costs of $0.7 million as of September 30, 2020 and $0.6 million as of September 30, 2019.
(c)

On December 4, 2019, the Company refinanced its five-year term loan and the revolving credit facility with the execution of the fifth amended and restated revolving credit facility agreement. As of September 30, 2019, the Company has classified $37.5 million of its revolving credit facility borrowings as long term debt and repaid it on December 4, 2019 using proceeds provided by the fifth amended and restated revolving credit facility agreement.

On December 4, 2019, the Company refinanced its five-year term loan and the revolving credit facility with the execution of the fifth amended and restated revolving credit facility agreement (the “credit agreement”) with a bank syndicate comprised of eleven participants, which enables the Company to borrow up to $300 million ($450 million during the heating season of December through April of each year) on a revolving credit facility for working capital purposes (subject to certain borrowing base limitations and coverage ratios), provides for a $130 million five-year senior secured term loan (“Term Loan”), allows for the issuance of up to $25 million in letters of credit, and has a maturity date of December 4, 2024.

The Company can increase the revolving credit facility size by $200 million without the consent of the bank group. However, the bank group is not obligated to fund the $200 million increase. If the bank group elects not to fund the increase, the Company can add additional lenders to the group, with the consent of the Agent, which shall not be unreasonably withheld. Obligations under the credit agreement are guaranteed by the Company and its subsidiaries and are secured by liens on substantially all of the Company’s assets including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

All amounts outstanding under the credit agreement become due and payable on the facility termination date of December 4, 2024. The Term Loan is repayable in quarterly payments of $3.25 million, the first of which was made on April 1, 2020, plus an annual payment equal to 25% of the annual Excess Cash Flow as defined in the credit agreement (an amount not to exceed $12 million annually), less certain voluntary prepayments made during the year, with final payment at maturity. On November 5, 2020, the Company obtained a waiver from the bank group that waived the Excess Cash Flow payment for the fiscal year ended September 30, 2020.

The interest rate on the revolving credit facility and the term loan is based on a margin over LIBOR or a base rate. At September 30, 2020, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 5.2% and 4.0%, respectively. At September 30, 2019, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 5.9% and 4.6%, respectively.

The Commitment Fee on the unused portion of the revolving credit facility is 0.30% from December through April, and 0.20% from May through November.

The credit agreement requires the Company to meet certain financial covenants, including a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 as long as the Term Loan is outstanding or revolving credit facility availability is less than 12.5% of the facility size. In addition, as long as the Term Loan is outstanding, a senior secured leverage ratio cannot be more than 3.0 as calculated as of the quarters ending June or September, and no more than 4.5 as calculated as of the quarters ending December or March.

Certain restrictions are also imposed by the credit agreement, including restrictions on the Company’s ability to incur additional indebtedness, to pay distributions to unitholders, to pay certain inter-company dividends or distributions, make investments, grant liens, sell assets, make acquisitions and engage in certain other activities.

At September 30, 2020, $123.5 million of the term loan was outstanding, no amount was outstanding under the revolving credit facility, $11.1 million hedge positions were secured under the credit agreement and $3.5 million of letters of credit were issued and outstanding. At September 30, 2019, $92.5 million of the term loan was outstanding, $61.5 million amount was outstanding under the revolving credit facility, $7.7 million hedge positions were secured under the fourth amended and restated credit agreement and $4.6 million of letters of credit were issued and outstanding.

At September 30, 2020, availability was $203.4 million, the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio, and the restricted net assets totaled approximately $245.8 million. Restricted net assets are assets in the Company’s subsidiaries, the distribution or transfer of which to Star Group, L.P. are subject to limitations under its credit agreement. At September 30, 2019, availability was $126.1 million, the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio, and the restricted net assets totaled approximately $250.9 million.

As of September 30, 2020, the maturities (including working capital borrowings and expected repayments due to Excess Cash Flow) during fiscal years ending September 30, considering the terms of our credit agreement, are set forth in the following table (in thousands):

2021	$13,000
2022	$13,000
2023	$13,000
2024	$13,000
2025	$71,500
Thereafter	$—

14) Employee Benefit Plans

Defined Contribution Plans

The Company has several 401(k) and other defined contribution plans that cover eligible non-union and union employees, and makes employer contributions to these plans, subject to IRS limitations. These plans provide for each participant to contribute from 0% to 60% of compensation, subject to IRS limitations. The Company’s aggregate contributions to the 401(k) plans during fiscal 2020, 2019, and 2018, were $7.9 million, $7.6 million, and $6.7 million, respectively. The Company’s aggregate contribution to the other defined contribution plans for fiscal years 2020, 2019, and 2018, were $0.6 million, $0.6 million, and $0.6 million respectively.

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

The pro rata share payable to each participant under the Plan is based on the number of participation points as described under “Fiscal 2020 Compensation Decisions—Management Incentive Compensation Plan.” The amount paid in Incentive Distributions is governed by the Partnership Agreement and the calculation of Available Cash.

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

The Company distributed to management and the general partner Incentive Distributions of approximately $1,654,000 during fiscal 2020, $1,464,000 during fiscal 2019, and $1,199,000 during fiscal 2018. Included in these amounts for fiscal 2020, 2019, and 2018, were distributions under the management incentive compensation plan of $827,000, $732,000, and $600,000, respectively, of which named executive officers received approximately $349,494 during fiscal 2020, $397,430 during fiscal 2019, and $267,082 during fiscal 2018. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its general partner units within the next twelve months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

Multiemployer Pension Plans

At September 30, 2020, approximately 44% of our employees were covered by collective bargaining agreements and approximately 8% of our employees are in collective bargaining agreements that are up for renewal within the next fiscal year. We contribute to various multiemployer union administered pension plans under the terms of collective bargaining agreements that provide for such plans for covered union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the remaining participating employers may be required to bear the unfunded obligations of the plan. If we choose to stop participating in a multiemployer plan, we may be required to pay a withdrawal liability in part based on the underfunded status of the plan.

The following table outlines our participation and contributions to multiemployer pension plans for the periods ended September 30, 2020, 2019, and 2018. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act Zone Status for 2020 and 2019 relates to the plans’ two most recent fiscal year-ends, based on information received from the plans as reported on their Form 5500 Schedule MB. Among other factors, plans in the red zone are generally less than 65 percent funded and are designated as critical or critical and declining, plans in the yellow zone are less than 80 percent funded and are designated as endangered, and plans in the green zone are at least 80 percent funded. As of September 30, 2020 the New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”), IAM National Pension, Teamsters Local 469 Pension and Local 445 Pension funds have been classified as carrying “red zone” status, meaning that the value of fund’s assets are less than 65% of the actuarial value of the fund’s benefit obligations or have made a voluntary election. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Certain plans have been aggregated in the All Other Multiemployer Pension Plans line of the following table, as our participation in each of these individual plans is not significant.

For the Westchester Teamsters Pension Fund, Local 553 Pension Fund and Local 463 Pension Fund, we provided more than 5 percent of the total plan contributions from all employers for 2020, 2019 and 2018, as disclosed in the respective plan’s Form 5500. The collective bargaining agreements of these plans require contributions based on the hours worked and there are no minimum contributions required.

		Pension Protection Act Zone Status		FIP / RP Status	Company Contributions (in thousands)
Pension Fund	EIN / Pension Plan Number	2020	2019	Pending / Implemented	2020	2019	2018	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreements
New England Teamsters and Trucking Industry Pension Fund	04-6372430 / 001	Red	Red	Yes / Implemented	$2,659	$2,468	$2,455	No	4/30/21 to 4/30/23
Westchester Teamsters Pension Fund	13-6123973 / 001	Green	Green	N/A	887	1,039	846	No	1/31/24 to 12/31/24
Local 553 Pension Fund	13-6637826 / 001	Green	Green	N/A	2,678	3,114	2,888	No	12/15/22 to 1/15/23
Local 463 Pension Fund	11-1800729 / 001	Green	Green	N/A	138	144	145	No	6/30/22 to 2/28/23
IAM National Pension Fund	51-6031295 / 002	Red	Red	Yes / Implemented	2,822	2,296	2,320	Yes	12/31/20 to 7/01/23
Teamsters Local 469 Pension Plan	22-6172237 / 001	Red	Red	Yes / Implemented	20	26	46	Yes	8/31/21
Local 445 Pension Fund	13-1864489 / 001	Red	Red	Yes / Implemented	5	4	4	Yes	10/31/21
All Other Multiemployer Pension Plans					448	507	437
				Total Contributions	$9,657	$9,598	$9,141

Agreement with the New England Teamsters and Trucking Industry Pension Fund

In fiscal 2015, the Teamsters ratified an agreement among certain subsidiaries of the Company and the NETTI Fund, a multiemployer pension plan in which such subsidiaries participate, providing for the Company’s participating subsidiaries to withdraw from the NETTI Fund’s original employer pool and enter the NETTI Fund’s new employer pool. The NETTI Fund includes over two hundred of our current employees.  The withdrawal from the original employer pool triggered an undiscounted withdrawal obligation of $48.0 million that is to be paid in equal monthly installments over 30 years, or $1.6 million per year.

Our status in the newly-established pool of the NETTI Fund is accounted for as participation in a new multiemployer pension plan, and therefore we recognize expense based on the contractually-required contribution for each period, and we recognize a liability for any contributions due and unpaid at the end of a reporting period.

As of September 30, 2020 we had $0.2 million and $16.7 million balances included in the captions accrued expenses and other current liabilities and other long-term liabilities, respectively, on our consolidated balance sheet representing the remaining balance of the NETTI Fund withdrawal liability. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of September 30, 2020 was $29.0 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Defined Benefit Plans

The Company has two frozen defined benefit pension plans (“the Plan”).  The Company has no post-retirement benefit plans.

Effective September 30, 2020, the Company adopted the Society of Actuaries 2020 Mortality Tables Report and Improvement Scale, which updated the mortality assumptions that private defined benefit retirement plans in the United States use in the actuarial valuations that determine a plan sponsor’s pension obligations. The updated mortality data reflects decreased mortality improvement than assumed in the Society of Actuaries 2019 Mortality Table Report and Improvement Scale, and affected plans generally expect the value of the actuarial obligations to decrease, depending on the specific demographic characteristics of the plan participants and the types of benefits.

The following table provides the net periodic benefit cost for the period, a reconciliation of the changes in the Plan assets, projected benefit obligations, and the amounts recognized in other comprehensive income and accumulated other comprehensive income at the dates indicated using a measurement date of September 30 (in thousands):

						Gross Pension
	Net Periodic		Fair			Related
	Pension		Value of			Accumulated
	Cost in		Pension	Projected	Other	Other
	Income		Plan	Benefit	Comprehensive	Comprehensive
Debit / (Credit)	Statement	Cash	Assets	Obligation	(Income) / Loss	Income
Fiscal Year 2018
Beginning balance			$65,676	$(65,781)		$18,348
Interest cost	2,279			(2,279)
Actual return on plan assets	942		(942)
Employer contributions		(1,653)	1,653
Benefit payments			(4,463)	4,463
Investment and other expenses	(394)			394
Difference between actual and expected return on plan assets	(3,705)				3,705
Anticipated expenses	328			(328)
Actuarial loss				3,989	(3,989)
Amortization of unrecognized net actuarial loss	1,791				(1,791)
Annual cost/change	$1,241	$(1,653)	(3,752)	6,239	$(2,075)	(2,075)
Ending balance			$61,924	$(59,542)		$16,273
Funded status at the end of the year				$2,382
Fiscal Year 2019
Interest cost	2,366			(2,366)
Actual return on plan assets	(9,380)		9,380
Employer contributions		—	—
Benefit payments			(4,466)	4,466
Investment and other expenses	(483)			483
Difference between actual and expected return on plan assets	7,086				(7,086)
Anticipated expenses	310			(310)
Actuarial loss				(7,738)	7,738
Amortization of unrecognized net actuarial loss	1,821				(1,821)
Annual cost/change	$1,720	$—	4,914	(5,465)	$(1,169)	(1,169)
Ending balance			$66,838	$(65,007)		$15,104
Funded status at the end of the year				$1,831
Fiscal Year 2020
Interest cost	1,875			(1,875)
Actual return on plan assets	(6,538)		6,538
Employer contributions		—	—
Benefit payments			(4,288)	4,288
Investment and other expenses	(539)			539
Difference between actual and expected return on plan assets	4,268				(4,268)
Anticipated expenses	334			(334)
Actuarial loss				(3,009)	3,009
Amortization of unrecognized net actuarial loss	1,617				(1,617)
Annual cost/change	$1,017	$—	2,250	(391)	$(2,876)	(2,876)
Ending balance			$69,088	$(65,398)		$12,228
Funded status at the end of the year				$3,690

At September 30, 2020 the amounts included on the balance sheet in deferred charges and other assets were $3.7 million, and at September 30, 2019 the amounts included on the balance sheet in deferred charges and other assets were $1.8 million.

The $12.2 million net actuarial loss balance at September 30, 2020 for the two frozen defined benefit pension plans in accumulated other comprehensive income will be recognized and amortized into net periodic pension costs as an actuarial loss in future years. The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year is $0.9 million.

	September 30,
Weighted-Average Assumptions Used in the Measurement of the Company’s Benefit Obligation	2020	2019	2018
Discount rate at year end date	2.45%	3.00%	4.15%
Expected return on plan assets for the year ended	4.36%	4.67%	4.86%
Rate of compensation increase	N/A	N/A	N/A

The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets determined using fair value.

The Company’s expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held, and the current economic environment. For fiscal year 2021, the Company’s assumption for return on plan assets will be 3.7% per annum.

The discount rate used to determine net periodic pension expense for fiscal year 2020, 2019, and 2018 was 2.45%, 3.00%, and 4.15%, respectively. The discount rate used by the Company in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments.

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

The Company had no Level 2 or Level 3 pension plan assets during the two years ended September 30, 2020. The fair values and percentage of the Company’s pension plan assets by asset category are as follows (in thousands):

	September 30,
	2020		2019
		Concentration		Concentration
Asset Category	Level 1	Percentage	Level 1	Percentage
Corporate and U.S. government bond fund (1)	$62,602	90%	$60,720	90%
U.S. large-cap equity (1)	5,006	7%	4,632	7%
International equity (1)	1,158	2%	1,119	2%
Cash	322	1%	367	1%
Total	$69,088	100%	$66,838	100%

(1)	Represent investments in Vanguard funds that seek to replicate the asset category description.

The Company is not obligated to make a minimum required contribution in fiscal year 2021, and currently does not expect to make an optional pension contribution.

Expected benefit payments over each of the next five years will total approximately $4.3 million per year. Expected benefit payments for the five years thereafter will aggregate approximately $18.3 million.

15) Income Taxes

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020. The CARES Act allows employers to defer the payment of the employer's portion of Social Security taxes for period beginning March 27, 2020 and ending December 31, 2020 to years 2021 and 2022. The company has elected to defer the payment of its portion of Social Security taxes through September 30, 2020 of $6.5 million and recorded a related deferred tax asset of $0.9 million at September 30, 2020.

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

Income tax expense is comprised of the following for the indicated periods (in thousands):

	Years Ended September 30,
	2020	2019	2018
Current:
Federal	$17,083	$7,921	$(6,067)
State	7,086	4,722	(1,016)
Deferred
Federal	(2,643)	(3,168)	11,052
State	(901)	(1,958)	3,633
	$20,625	$7,517	$7,602

The provision for income taxes differs from income taxes computed at the Federal statutory rate as a result of the following (in thousands):

	Years Ended September 30,
	2020	2019	2018
Income from continuing operations before taxes	$76,543	$25,154	$63,107
Provision for income taxes:
Tax at Federal statutory rate	$16,074	$5,282	$17,266
Effect of the tax reform on deferred taxes	—	—	(11,101)
Impact of Company loss not subject to federal income taxes	—	—	53
State taxes net of federal benefit	5,224	1,626	1,864
Permanent differences	89	345	99
Change in valuation allowance net of effect of the tax reform	(113)	23	107
Other	(649)	241	(686)
	$20,625	$7,517	$7,602

The Tax at Federal statutory rate is determined based on income from continuing operations before tax and the enacted Federal statutory rate.  For first quarter of fiscal 2018 the Federal statutory rate was 35%.  For the remainder of fiscal 2018 and fiscal years 2019 and 2020 the Federal statutory rate was 21%.  In fiscal 2018, income from continuing operations before tax was $28.7 million in the first quarter, and $34.4 million for the remainder of the fiscal year.

The components of the net deferred taxes for the years ended September 30, 2020 and September 30, 2019 using current tax rates are as follows (in thousands):

	September 30,
	2020	2019
Deferred tax assets:
Operating lease liabilities	$29,997	$—
Net operating loss carryforwards	5,620	6,292
Vacation accrual	2,931	2,774
Pension accrual	3,807	4,504
Allowance for bad debts	1,653	2,235
Insurance accrual	2,283	2,419
Inventory capitalization	641	247
Fair value of derivative instruments	3,556	2,794
Other, net	1,208	—
Total deferred tax assets	51,696	21,265
Valuation allowance	(3,890)	(4,003)
Net deferred tax assets	$47,806	$17,262
Deferred tax liabilities:
Operating lease right-of-use assets	$28,492	$—
Property and equipment	14,305	13,485
Intangibles	19,091	21,883
Other, net	3,145	2,010
Total deferred tax liabilities	$65,033	$37,378
Net deferred taxes	$(17,227)	$(20,116)

In order to fully realize the net deferred tax assets, the Company’s corporate subsidiaries will need to generate future taxable income. A valuation allowance is recognized if, based on the weight of available evidence including historical tax losses, it is more likely than not that some or all of deferred tax assets will not be realized. The net change in the total valuation allowance for the fiscal year ended September 30, 2020 was $(0.1) million. The net change in the total valuation allowance for the fiscal year ended September 30, 2019 was less than $0.1 million. Based upon a review of a number of factors and all available evidence, including recent historical operating performance, the expectation of sustainable earnings, and the confidence that sufficient positive taxable income will continue in all tax jurisdictions for the foreseeable future, management concludes for the year ended September 30, 2020, it is more likely than not that the Company will realize the full benefit of its deferred tax assets, net of existing valuation allowance related to State net operating loss carryforwards at September 30, 2020.

As of January 1, 2020, the Company had State tax effected net operating loss carry forwards (“NOLs”) of approximately $2.2 million after consideration of valuation allowances.  The State NOLs, which will expire between 2023 and 2037, are generally available to offset any future taxable income in certain states

At September 30, 2020, we did not have unrecognized income tax benefits.

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

16) Leases

The Company has entered into certain operating leases for office space, vehicles and other equipment with lease terms between one to fifteen years, expiring between 2020 and 2033. Some of the Company’s real estate property lease agreements have options to extend the leases for up to ten years.

A summary of total lease costs and other information for the twelve months ended September 30, 2020 is as follows:

September 30,
(in thousands)	2020
Lease cost:
Operating lease cost	$25,396
Short-term lease cost	775
Variable lease cost	5,255
Total lease cost	$31,426

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24,943
Right-of-use assets obtained in exchange for new operating lease liabilities	$20,487

As of September 30, 2020, our operating leases had a weighted average remaining lease term of 7.1 years and a weighted average discount rate of 4.9%. Maturities of noncancelable operating lease liabilities as of September 30, 2020 are as follows:

September 30,
(in thousands)	2020
2021	$23,743
2022	19,619
2023	16,675
2024	14,725
2025	12,800
Thereafter	38,014
Total undiscounted lease payments	125,576
Less imputed interest	(20,529)
Total lease liabilities	$105,047

Maturities of operating lease liabilities under noncancelable operating leases (within initial ore remaining lease terms in excess of one year) presented undiscounted under ASC Topic 840 as prescribed by ASC Topic 842 as of September 30, 2019 were as follows:

September 30,
(in thousands)	2019
2020	$24,082
2021	20,875
2022	16,687
2023	13,344
2024	11,114
Thereafter	43,506
Total future minimum lease payments	$129,608

 Rent expense for the fiscal years ended September 30, 2019, and 2018 under ASC Topic 840 was $26.2 million, and $23.3 million, respectively.

17) Supplemental Disclosure of Cash Flow Information

	Years Ended September 30,
(in thousands)	2020	2019	2018
Cash paid during the period for:
Income taxes, net	$25,292	$5,133	$2,569
Interest	$11,722	$12,601	$8,925

18) Commitments and Contingencies

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

The Company maintains insurance policies with insurers in amounts and with coverages and deductibles we believe are reasonable and prudent. However, the Company cannot assure that this insurance will be adequate to protect it from all material expenses related to current and potential future claims, legal proceedings and litigation, as certain types of claims may be excluded from our insurance coverage. If we incur substantial liability and the damages are not covered by insurance, or are in excess of policy limits, or if we incur liability at a time when we are not able to obtain liability insurance, then our business, results of operations and financial condition could be materially adversely affected.

19) Earnings per Limited Partner Units

The following table presents the net income allocation and per unit data:

Basic and Diluted Earnings Per Limited Partner:	Years Ended September 30,
(in thousands, except per unit data)	2020	2019	2018
Net income	$55,918	$17,637	$55,505
Less General Partners’ interest in net income	377	95	314
Net income available to limited partners	55,541	17,542	55,191
Less dilutive impact of theoretical distribution of earnings *	6,812	—	6,340
Limited Partner’s interest in net income	$48,729	$17,542	$48,851
Per unit data:
Basic and diluted net income available to limited partners	$1.22	$0.35	$1.01
Less dilutive impact of theoretical distribution of earnings *	0.15	—	0.12
Limited Partner’s interest in net income under	$1.07	$0.35	$0.89
Weighted average number of Limited Partner units outstanding	45,656	50,814	54,764

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

20) Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
(in thousands - except per unit data)	2019	2020	2020	2020	Total
Sales	$508,945	$543,063	$232,155	$183,295	$1,467,458
Gross profit for product, installation and service	147,603	196,440	84,159	46,818	475,020
Operating income (loss)	42,451	86,117	498	(36,098)	92,968
Income (loss) before income taxes	39,537	83,108	(2,051)	(44,051)	76,543
Net income (loss)	27,755	58,408	(46)	(30,199)	55,918
Limited Partner interest in net income (loss)	27,563	57,999	(45)	(29,976)	55,541
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.49	$1.03	$—	$(0.68)	$1.07

	Three Months Ended
	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
(in thousands - except per unit data)	2018	2019	2019	2019	Total
Sales	$535,027	$699,582	$283,376	$235,887	$1,753,872
Gross profit for product, installation and service	154,484	218,549	66,191	48,482	487,706
Operating income (loss)	6,063	105,002	(29,933)	(43,782)	37,350
Income (loss) before income taxes	3,288	101,564	(33,153)	(46,545)	25,154
Net income (loss)	2,315	72,325	(23,098)	(33,905)	17,637
Limited Partner interest in net income (loss)	2,300	71,871	(22,948)	(33,681)	17,542
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.04	$1.15	$(0.46)	$(0.69)	$0.35

(a)

The sum of the quarters do not add-up to the total due to the weighting of Limited Partner Units outstanding, rounding or the theoretical effects of FASB ASC 260-10-45-60 to Master Limited Partners earnings per unit.

21) Subsequent Events

Quarterly Distribution Declared

In October 2020, we declared a quarterly distribution of $0.1325 per unit, or $0.53 per unit on an annualized basis, on all Common Units with respect to the fourth quarter of fiscal 2020, paid on November 10, 2020, to holders of record on November 2, 2020. The amount of distributions in excess of the minimum quarterly distribution of $0.0675, were distributed in accordance with our Partnership Agreement, subject to management incentive compensation plan. As a result, $5.7 million was paid to the Common Unit holders, $0.2 million to the General Partner unit holders (including $0.2 million of incentive distribution as provided in our Partnership Agreement) and $0.2 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Units Repurchased and Retired

In October and November 2020, in accordance with the Repurchase Plan, the Company repurchased and retired 0.5 million Common Units at an average price paid of $9.65 per unit.

On November 16, 2020, the Company entered into a Unit Purchase Agreement with Moab Partners, L.P. and purchased 1.4 million Common Units in a private transaction for aggregate consideration of approximately $13.8 million.  The purchase was made outside of the Company’s unit repurchase plan.

Sale of Propane Assets

On October 27, 2020, we completed a sale of certain propane assets for $7.0 million.

Bank Waiver

On November 5, 2020, the Company obtained a waiver from the bank group that waived the Excess Cash Flow payment for the fiscal year ended September 30, 2020.

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	September 30,
(in thousands)	2020	2019
Balance Sheets
ASSETS
Current assets
Cash and cash equivalents	$45	$50
Prepaid expenses and other current assets	313	232
Total current assets	358	282
Investment in subsidiaries (a)	255,465	260,601
Total Assets	$255,823	$260,883
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accrued expenses	$3	$43
Total current liabilities	3	43
Partners’ capital	255,820	260,840
Total Liabilities and Partners’ Capital	$255,823	$260,883

(a)	Investments in Star Acquisitions, Inc. and subsidiaries are recorded in accordance with the equity method of accounting.

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2020	2019	2018
Statements of Operations
Revenues	$—	$—	$—
General and administrative expenses	1,327	1,377	1,647
Operating loss	(1,327)	(1,377)	(1,647)
Net loss before equity income	(1,327)	(1,377)	(1,647)
Equity income of Star Acquisitions Inc. and subs	57,245	19,014	57,152
Net income	$55,918	$17,637	$55,505

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2020	2019	2018
Statements of Cash Flows
Cash flows provided by operating activities:
Net cash provided by operating activities (a)	$62,877	$76,942	$52,317
Cash flows provided by investing activities:
Net cash provided by investing activities	—	—	—
Cash flows used in financing activities:
Distributions	(24,451)	(25,593)	(25,603)
Unit repurchase	(38,431)	(51,353)	(26,714)
Net cash used in financing activities	(62,882)	(76,946)	(52,317)
Net decrease in cash	(5)	(4)	—
Cash and cash equivalents at beginning of period	50	54	54
Cash and cash equivalents at end of period	$45	$50	$54

(a) Includes distributions from subsidiaries	$62,877	$76,942	$52,317

STAR GROUP, L.P. AND SUBSIDIARIES

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2020, 2019, 2018

(in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs & Expenses	Other Changes Add (Deduct)		Balance at End of Year
2020	Allowance for doubtful accounts	$8,378	$3,441	$(5,698)	(a)	$6,121
2019	Allowance for doubtful accounts	$8,002	$9,541	$(9,165)	(a)	$8,378
2018	Allowance for doubtful accounts	$5,540	$6,283	$(3,821)	(a)	$8,002

(a)	Bad debts written off (net of recoveries).