Form 10-Q
period 2020-12-31
STAR GROUP, L.P.
filed 2021-02-03
CIK 1002590

!8

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

At January 31, 2021, the registrant had 40,307,602 Common Units outstanding.

STAR GROUP, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2020	2020
(in thousands)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,847	$56,911
Receivables, net of allowance of $5,185 and $6,121, respectively	147,011	83,594
Inventories	56,902	50,256
Fair asset value of derivative instruments	5,197	—
Prepaid expenses and other current assets	38,478	29,554
Assets held for sale	—	6,030
Total current assets	266,435	226,345
Property and equipment, net	98,332	93,495
Operating lease right-of-use assets	100,222	99,776
Goodwill	255,425	240,327
Intangibles, net	103,440	90,293
Restricted cash	250	250
Captive insurance collateral	69,988	69,787
Deferred charges and other assets, net	19,322	18,343
Total assets	$913,414	$838,616
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$41,924	$30,827
Liabilities held for sale	—	1,265
Revolving credit facility borrowings	59,341	—
Fair liability value of derivative instruments	—	11,437
Current maturities of long-term debt	13,000	13,000
Current portion of operating lease liabilities	19,200	19,139
Accrued expenses and other current liabilities	133,713	127,286
Unearned service contract revenue	68,063	58,430
Customer credit balances	74,626	83,471
Total current liabilities	409,867	344,855
Long-term debt	106,606	109,805
Long-term operating lease liabilities	86,419	85,908
Deferred tax liabilities, net	20,908	17,227
Other long-term liabilities	26,998	25,001
Partners’ capital
Common unitholders	279,873	273,283
General partner	(2,447)	(2,506)
Accumulated other comprehensive loss, net of taxes	(14,810)	(14,957)
Total partners’ capital	262,616	255,820
Total liabilities and partners’ capital	$913,414	$838,616

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
(in thousands, except per unit data - unaudited)	2020	2019
Sales:
Product	$300,332	$432,688
Installations and services	72,988	76,257
Total sales	373,320	508,945
Cost and expenses:
Cost of product	172,147	287,673
Cost of installations and services	69,303	73,669
(Increase) decrease in the fair value of derivative instruments	(17,395)	(6,417)
Delivery and branch expenses	80,687	96,726
Depreciation and amortization expenses	7,957	9,050
General and administrative expenses	6,241	6,506
Finance charge income	(406)	(713)
Operating income	54,786	42,451
Interest expense, net	(1,851)	(2,679)
Amortization of debt issuance costs	(247)	(235)
Income before income taxes	52,688	39,537
Income tax expense	14,828	11,782
Net income	$37,860	$27,755
General Partner’s interest in net income	296	192
Limited Partners’ interest in net income	$37,564	$27,563

Basic and diluted income per Limited Partner Unit (1):	$0.74	$0.49
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	42,246	47,266

(1)	See Note 16 - Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31,
(in thousands - unaudited)	2020	2019
Net income	$37,860	$27,755
Other comprehensive income:
Unrealized gain on pension plan obligation	235	455
Tax effect of unrealized gain on pension plan obligation	(64)	(125)
Unrealized loss on captive insurance collateral	(340)	(64)
Tax effect of unrealized loss on captive insurance collateral	72	8
Unrealized gain on interest rate hedges	332	334
Tax effect of unrealized gain on interest rate hedges	(88)	(86)
Total other comprehensive income	147	522
Total comprehensive income	$38,007	$28,277

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Three Months Ended December 31, 2020
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2020	43,328	326	$273,283	$(2,506)	$(14,957)	$255,820
Net income	—	—	37,564	296	—	37,860
Unrealized gain on pension plan obligation	—	—	—	—	235	235
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(64)	(64)
Unrealized loss on captive insurance collateral	—	—	—	—	(340)	(340)
Tax effect of unrealized loss on captive insurance collateral	—	—	—	—	72	72
Unrealized gain on interest rate hedges	—	—	—	—	332	332
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(88)	(88)
Distributions	—	—	(5,702)	(237)	—	(5,939)
Retirement of units	(2,591)	—	(25,272)	—	—	(25,272)
Balance as of December 31, 2020 (unaudited)	40,737	326	$279,873	$(2,447)	$(14,810)	$262,616

	Three Months Ended December 31, 2019
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2019	47,685	326	$279,709	$(1,968)	$(16,901)	$260,840
Net income	—	—	27,563	192	—	27,755
Unrealized gain on pension plan obligation	—	—	—	—	455	455
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(125)	(125)
Unrealized loss on captive insurance collateral	—	—	—	—	(64)	(64)
Tax effect of unrealized loss on captive insurance collateral	—	—	—	—	8	8
Unrealized gain on interest rate hedges	—	—	—	—	334	334
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(86)	(86)
Distributions	—	—	(5,940)	(215)	—	(6,155)
Retirement of units	(1,281)	—	(12,064)	—	—	(12,064)
Balance as of December 31, 2019 (unaudited)	46,404	326	$289,268	$(1,991)	$(16,379)	$270,898

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
(in thousands - unaudited)	2020	2019
Cash flows provided by (used in) operating activities:
Net income	$37,860	$27,755
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(17,395)	(6,417)
Depreciation and amortization	8,204	9,285
(Recovery) provision for losses on accounts receivable	(476)	1,010
Change in deferred taxes	3,601	1,336
Change in weather hedge contracts	(3,955)	3,045
Changes in operating assets and liabilities:
Increase in receivables	(62,989)	(85,745)
Increase in inventories	(7,177)	(15,427)
Increase in other assets	(5,651)	(2,394)
Increase in accounts payable	12,325	14,375
Decrease in customer credit balances	(8,987)	(15,898)
Increase in other current and long-term liabilities	17,639	17,484
Net cash used in operating activities	(27,001)	(51,591)
Cash flows provided by (used in) investing activities:
Capital expenditures	(4,680)	(3,024)
Proceeds from sales of fixed assets	60	63
Proceeds from sale of propane assets	6,093	—
Purchase of investments	(303)	(4,206)
Acquisitions	(37,073)	(496)
Net cash used in investing activities	(35,903)	(7,663)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	59,341	90,202
Revolving credit facility repayments	—	(39,014)
Loan issuance	—	130,000
Term loan repayments	(3,250)	(92,500)
Distributions	(5,939)	(6,155)
Unit repurchases	(25,272)	(12,064)
Customer retainage payments	(29)	(299)
Payments of debt issue costs	(11)	(1,273)
Net cash provided by financing activities	24,840	68,897
Net (decrease) increase in cash, cash equivalents, and restricted cash	(38,064)	9,643
Cash, cash equivalents, and restricted cash at beginning of period	57,161	5,149
Cash, cash equivalents, and restricted cash at end of period	$19,097	$14,792

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

The Company is organized as follows:

•

Star is a limited partnership, which at December 31, 2020, had outstanding 40.7 million Common Units (NYSE: “SGU”), representing a 99.2 % limited partner interest in Star, and 0.3 million general partner units, representing a 0.8% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).  Although Star is a partnership, it is taxed as a corporation and its distributions to unitholders are treated as taxable dividends.

•

Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast and Mid-Atlantic U.S. region retail distributor of home heating oil and propane that at December 31, 2020 served approximately 434,800 full service residential and commercial home heating oil and propane customers and 66,800 customers on a delivery only basis. We also sell gasoline and diesel fuel to approximately 26,400 customers. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including approximately 18,200 service contracts for natural gas and other heating systems.

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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Company’s business, the results of operations and cash flows for the three-month period ended December 31, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive Income

Comprehensive income is comprised of Net income and Other comprehensive income. Other comprehensive income consists of the unrealized gain on amortization on the Company’s pension plan obligation for its two frozen defined benefit pension plans, unrealized gain (loss) on available-for-sale investments, unrealized gain (loss) on interest rate hedges and the corresponding tax effects.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2020, the $19.1 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $18.8 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2020, the $57.2 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $56.9 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

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

The Company entered into weather hedge contracts for fiscal years 2020, 2021 and 2022.  Under these contracts, we are entitled to receive a payment if the total number of degree days within the hedge period is less than the prior ten year average. The “Payment Thresholds,” or strikes, are set at various levels and for fiscal 2021 the maximum that the Company can receive is $12.5 million. In addition, for fiscal 2021 we will be obligated to make a payment capped at $5.0 million if degree days exceed the Payment Threshold. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year.  For fiscal 2022 the maximum that the Company can receive is $7.5 million and we do not have a potential obligation to pay. For the first quarter of fiscal 2021 we recorded a $4.0 million benefit and for the first quarter of fiscal 2020 we recorded a $3.0 million charge.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of December 31, 2020 and September 30, 2020, we had $0.2 million and $16.7 million balances included in the captions “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on our Condensed Consolidated

Balance Sheet representing the remaining balance of the NETTI Fund withdrawal liability.  Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of December 31, 2020 and September 30, 2020 was $28.1 million and $29.0 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. The update broadens the information that an entity should consider in developing expected credit loss estimates, eliminates the probable initial recognition threshold, and allows for the immediate recognition of the full amount of expected credit losses. The Company adopted ASU No. 2016-13 effective October 1, 2020. The adoption of ASU No. 2016-13 did not have a material impact on the Company’s consolidated financial statements and related disclosures. See Note 3 – Revenue Recognition.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 230): Simplifying the Test for Goodwill Impairment. The update simplifies how an entity is required to test goodwill for impairment. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but not exceed the total amount of goodwill allocated to the reporting unit. The Company adopted ASU No. 2017-04 effective October 1, 2020. The adoption of ASU No. 2017-04 did not have an impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General: Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The Company adopted ASU No. 2018-14 effective October 1, 2020.  The adoption of ASU No. 2018-15 did not have an impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted ASU No. 2018-15 effective October 1, 2020. The adoption of ASU No. 2018-15 did not have an impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

No recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

3) Revenue Recognition

The following disaggregates our revenue by major sources for the three months ended December 31, 2020 and December 31, 2019:

	Three Months Ended December 31,
(in thousands)	2020	2019
Petroleum Products:
Home heating oil and propane	$240,812	$343,346
Other petroleum products	59,520	89,342
Total petroleum products	300,332	432,688
Installations and Services:
Equipment installations	30,060	30,565
Equipment maintenance service contracts	26,868	27,908
Billable call services	16,060	17,784
Total installations and services	72,988	76,257
Total Sales	$373,320	$508,945

Deferred Contract Costs

We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We defer these costs only when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate.  Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period of approximately five years.  Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively.  At December 31, 2020 the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.5 million and $6.3 million, respectively.  At September 30, 2020 the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.4 million and $5.9 million, respectively.  During the three months ended December 31, 2020 and 2019 we recognized expense of $1.0 million each period associated with the amortization of deferred contract costs within “Delivery and branch expenses” in the Condensed Consolidated Statement of Operations.

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts.  Contract liabilities are recognized straight-line over the service contract period, generally one year or less.  As of December 31, 2020 and September 30, 2020 the Company had contract liabilities of $139.9 million and $139.6 million, respectively.  During the three months ended December 31, 2020 the Company recognized $70.2 million of revenue that was included in the September 30, 2020 contract liability balance.  During the three months ended December 31, 2019 the Company recognized $71.5 million of revenue that was included in the September 30, 2019 contract liability balance.

Receivables and Allowance for Doubtful Accounts

Accounts receivables from customers are recorded at the invoiced amounts. Finance charges may be applied to trade receivables that are more than 30 days past due, and are recorded as finance charge income.

The allowance for doubtful accounts is the Company’s estimate of the amount of trade receivables that may not be collectible. The allowance is determined at an aggregate level by grouping accounts based on certain account criteria and its receivable aging. The allowance is based on both quantitative and qualitative factors, including historical loss experience, historical collection patterns, overdue status, aging trends, current and future economic conditions. The Company has an established process to periodically review current and past due trade receivable balances to determine the adequacy of the allowance. No single statistic or measurement determines the adequacy of the allowance. The total allowance reflects management’s estimate of losses inherent in its trade receivables at the balance sheet date. Different assumptions or changes in economic conditions could result in material changes to the allowance for doubtful accounts.

Changes in the allowance for credit losses are as follows:

(in thousands)	Credit Loss Allowance
Balance at September 30, 2020	$6,121
Current period provision	(476)
Write-offs, net and other	(460)
Balance at December 31, 2020	$5,185

4) Common Unit Repurchase and Retirement

In July 2012, the Board adopted a plan to repurchase certain of the Company’s Common Units that was amended in fiscal 2018 (the “Repurchase Plan”).  Through August 2020, the Company had repurchased approximately 14.4 million Common Units under the Repurchase Plan.  In August 2020, the Board authorized an increase of the number of Common Units that remained available for the Company to repurchase from 2.0 million to a total of 6.0 million, of which 4.9 million were available for repurchase in open market transactions and 1.1 million were available for repurchase in privately-negotiated transactions.  During the first fiscal quarter of 2021, the Company repurchased approximately 0.8 million Common Units in open market transactions and 0.4 million Common Units in private transaction under the Repurchase Plan. In January 2021, the Company repurchased approximately 0.3 million Common Units in open market transactions and 0.1 million Common Units in a private transaction under the Repurchase Plan.  There is no guarantee of the exact number of units that will be purchased under the Repurchase Plan and the Company may discontinue purchases at any time. The Repurchase Plan does not have a time limit. The Board may also approve additional purchases of units from time to time in private transactions. The Company’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the Common Units purchased under the Repurchase Plan will be retired.

Under the Company’s fifth amended and restated credit agreement dated December 4, 2019, in order to repurchase Common Units we must maintain Availability (as defined in the fifth amended and restated credit agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase.  The Company was in compliance with this covenant as of December 31, 2020.

The following table shows repurchases under the Repurchase Plan:

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2020 total	17,697	$8.26	14,622	5,730

October 2020	308	$9.64	308	5,422
November 2020	1,553	$9.83	153	5,269	(b)
December 2020	730	$9.63	730	4,539	(c)
First quarter fiscal year 2020 total	2,591	$9.75	1,191	4,539

January 2021	429	$9.65	429	4,110	(d), (e)

(a)	Amount includes repurchase costs.
(b)

On November 16, 2020, the Company purchased 1.4 million Common Units in a private transaction for aggregate consideration of approximately $13.8 million.  The purchase was made outside of the Company’s unit repurchase plan.

(c)

On December 10, 2020, the Company purchased 0.4 million Common Units in a private transaction for aggregate consideration of approximately $4.2 million.  The purchase was made within the Company’s unit repurchase plan.

(d)

On January 28, 2021, the Company purchased 0.1 million Common Units in a private transaction for aggregate consideration of approximately $1.3 million.  The purchase was made within the Company’s unit repurchase plan.

(e)

Of the total available for repurchase, approximately 3.6 million units are available for repurchase in open market transactions and 0.5 million units are available for repurchase in privately-negotiated transactions, under the Repurchase Plan.

5) Captive Insurance Collateral

The Company considers all of its captive insurance collateral to be Level 1 available-for-sale investments. Investments at December 31, 2020 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$695	$—	$—	$695
U.S. Government Sponsored Agencies	43,907	204	(5)	44,106
Corporate Debt Securities	20,797	1,337	—	22,134
Foreign Bonds and Notes	2,984	69	—	3,053
Total	$68,383	$1,610	$(5)	$69,988

Investments at September 30, 2020 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$1,152	$—	$—	$1,152
U.S. Government Sponsored Agencies	42,032	229	(26)	42,235
Corporate Debt Securities	21,666	1,660	—	23,326
Foreign Bonds and Notes	2,992	82	—	3,074
Total	$67,842	$1,971	$(26)	$69,787

Maturities of investments were as follows at December 31, 2020 (in thousands):

Net Carrying Amount
Due within one year	$9,009
Due after one year through five years	55,386
Due after five years through ten years	5,593
Total	$69,988

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

As of December 31, 2020, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 11.2 million gallons of swap contracts, 8.5 million gallons of call options, 5.1 million gallons of put options, and 86.5 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of December 31, 2020, held 0.6 million gallons of short swap contracts, 3.8 million gallons of long future contracts, and 29.1 million gallons of short future contracts that settle in future months.  To hedge its internal fuel usage and other activities for fiscal 2021, the Company, as of December 31, 2020, held 5.1 million gallons of call options and swap contracts that settle in future months.

As of December 31, 2019, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 17.2 million gallons of swap contracts, 7.4 million gallons of call options, 7.2 million gallons of put options, and 85.8 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of December 31, 2019, held 18.2 million gallons of long future contracts, and 42.1 million gallons of short future contracts that settle in future months. To hedge its internal fuel usage and other activities for fiscal 2020, the Company, as of December 31, 2019, held 4.0 million gallons of swap contracts and 0.2 million gallons of short swap contracts that settle in future months.

As of December 31, 2020, the Company has interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $62.8 million, or 52.0%, of its long term debt.  The Company has designated its interest rate swap agreements as cash flow hedging derivatives.  To the extent these derivative instruments are effective and the accounting standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings.  As of December 31, 2020 the fair value of the swap contracts was $(2.8) million. As of September 30, 2020, the notional value of the swap contracts was $64.0 million and the fair value of the swap contracts was $(3.1) million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Toronto-Dominion Bank and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At December 31, 2020, the aggregate cash posted as collateral in the normal course of business at counterparties was $2.5 million and recorded in “Prepaid expense and other current assets.” Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of December 31, 2020, $1.8 million of hedge positions and payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at December 31, 2020
Commodity contracts	Fair asset value of derivative instruments	$13,514	$—	$13,514
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net	1,442	—	1,442
Commodity contract assets at December 31, 2020		$14,956	$—	$14,956
Liability Derivatives at December 31, 2020
Commodity contracts	Fair asset value of derivative instruments	$(8,317)	$—	$(8,317)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net	(460)	—	(460)
Commodity contract liabilities at December 31, 2020		$(8,777)	$—	$(8,777)
Asset Derivatives at September 30, 2020
Commodity contracts	Fair liability value of derivative instruments	$24,274	$—	$24,274
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	1,890	—	1,890
Commodity contract assets September 30, 2020		$26,164	$—	$26,164
Liability Derivatives at September 30, 2020
Commodity contracts	Fair liability value of derivative instruments	$(35,711)	$—	$(35,711)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	(1,779)	—	(1,779)
Commodity contract liabilities September 30, 2020		$(37,490)	$—	$(37,490)

The Company’s commodity derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$13,514	$(8,317)	$5,197	$—	$—	$5,197
Long-term derivative assets included in deferred charges and other assets, net	1,442	(460)	982	—	—	982
Total at December 31, 2020	$14,956	$(8,777)	$6,179	$—	$—	$6,179
Long-term derivative assets included in other long-term assets, net	$1,605	$(1,478)	$127	$—	$—	$127
Fair liability value of derivative instruments	24,274	(35,711)	(11,437)	—	—	(11,437)
Long-term derivative liabilities included in other long-term liabilities, net	285	(301)	(16)	—	—	(16)
Total at September 30, 2020	$26,164	$(37,490)	$(11,326)	$—	$—	$(11,326)

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019
Commodity contracts	Cost of product (a)	$11,578	$6,049
Commodity contracts	Cost of installations and service (a)	$93	$(9)
Commodity contracts	Delivery and branch expenses (a)	$201	$(29)
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$(17,395)	$(6,417)

(a)	Represents realized closed positions and includes the cost of options as they expire.
(b)	Represents the change in value of unrealized open positions and expired options.

7) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	December 31, 2020	September 30, 2020
Product	$36,518	$29,799
Parts and equipment	20,384	20,457
Total inventory	$56,902	$50,256

8) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	December 31, 2020	September 30, 2020
Property and equipment	$228,359	$220,220
Less: accumulated depreciation	130,027	126,725
Property and equipment, net	$98,332	$93,495

9) Business Combinations and Divestitures

On October 27, 2020, the Company sold certain propane assets for cash proceeds of $6.1 million.

On December 31, 2020, the Company acquired two propane dealers for approximately $37.9 million; $37.1 million in cash and $0.8 million of deferred liabilities.  The gross purchase price was allocated $32.7 million to intangible assets, $5.5 million to fixed assets and reduced by $0.3 million in working capital credits. The estimated working capital associated with the acquisitions is subject to a final post closing adjustment, and as of December 31, 2020 the intangibles and goodwill have been provisionally determined.  The Company will record any material adjustments to the initial estimates based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period the adjustment arises.

During the first quarter of fiscal 2020, the Company acquired the customer list and the assets of a heating oil dealer for an aggregate purchase price of approximately $0.5 million.

10) Goodwill and Intangible Assets, net

Goodwill

A summary of changes in Company’s goodwill is as follows (in thousands):

Balance as of September 30, 2020	$240,327
Fiscal year 2021 business combinations	15,098
Balance as of December 31, 2020	$255,425

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	December 31, 2020			September 30, 2020
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$399,588	$316,700	$82,888	$382,942	$312,928	$70,014
Trade names and other intangibles	38,233	17,681	20,552	37,382	17,103	20,279
Total	$437,821	$334,381	$103,440	$420,324	$330,031	$90,293

Amortization expense for intangible assets was $4.4 million for the three months ended December 31, 2020, compared to $5.3 million for the three months ended December 31, 2019.

11) Long-Term Debt and Bank Facility Borrowings

The Company’s debt is as follows (in thousands):

	December 31,		September 30,
	2020		2020
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$59,341	$59,341	$—	$—
Senior Secured Term Loan (b)	119,606	120,250	122,805	123,500
Total debt	$178,947	$179,591	$122,805	$123,500
Total short-term portion of debt	$72,341	$72,341	$13,000	$13,000
Total long-term portion of debt	$106,606	$107,250	$109,805	$110,500

(a)	The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)	Carrying amounts are net of unamortized debt issuance costs of $0.6 million as of December 31, 2020 and $0.7 million as of September 30, 2020.

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

All amounts outstanding under the fifth amended and restated revolving credit facility become due and payable on the facility termination date of December 4, 2024. The Term Loan is repayable in quarterly payments of $3.25 million, the first of which was made on April 1, 2020, plus an annual payment equal to 25% of the annual Excess Cash Flow as defined in the credit agreement (an amount not to exceed $12 million annually), less certain voluntary prepayments made during the year, with final payment at maturity.  In the first quarter of fiscal 2021 the banks waived the Excess Cash Flow requirement related to fiscal 2020.

The interest rate on the fifth amended and restated revolving credit facility and the Term Loan is based on a margin over LIBOR or a base rate. At December 31, 2020, the effective interest rate on the Term Loan was approximately 4.4% and the effective interest rate on revolving credit facility borrowings was approximately 3.8%. At September 30, 2020, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 5.2% and 4.0%, respectively.

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

At December 31, 2020, $120.3 million of the Term Loan was outstanding, $59.3 million was outstanding under the revolving credit facility, $1.8 million of hedge positions were secured under the credit agreement, and $3.5 million of letters of credit were issued and outstanding. At September 30, 2020, $123.5 million of the Term Loan was outstanding, no amount was outstanding under the revolving credit facility, $11.1 million of hedge positions were secured under the credit agreement, and $3.5 million of letters of credit were issued and outstanding.

At December 31, 2020, availability was $160.3 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio. At September 30, 2020, availability was $203.4 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio.

12) Income Taxes

 The accompanying financial statements are reported on a fiscal year, however, the Company and its corporate subsidiaries file Federal and State income tax returns on a calendar year.

The current and deferred income tax expense for the three months ended December 31, 2020, and December 31, 2019 are as follows:

	Three Months Ended
	December 31,
(in thousands)	2020	2019
Income before income taxes	$52,688	$39,537
Current income tax expense	11,227	10,446
Deferred income tax expense	3,601	1,336
Total income tax expense	$14,828	$11,782

At December 31, 2020, we did not have unrecognized income tax benefits.

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

13) Supplemental Disclosure of Cash Flow Information

	Three Months Ended
Cash paid during the period for:	December 31,
(in thousands)	2020	2019
Income taxes, net	$3,612	$4,750
Interest	$2,207	$3,126

14) Commitments and Contingencies

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

15) Earnings Per Limited Partner Unit

The following presents the net income allocation and per unit data using this method for the periods presented:

	Three Months Ended
Basic and Diluted Earnings Per Limited Partner:	December 31,
(in thousands, except per unit data)	2020	2019
Net income	$37,860	$27,755
Less General Partner’s interest in net income	296	192
Net income available to limited partners	37,564	27,563
Less dilutive impact of theoretical distribution of earnings *	6,332	4,351
Limited Partner’s interest in net income	$31,232	$23,212
Per unit data:
Basic and diluted net income available to limited partners	$0.89	$0.58
Less dilutive impact of theoretical distribution of earnings *	0.15	0.09
Limited Partner’s interest in net income	$0.74	$0.49
Weighted average number of Limited Partner units outstanding	42,246	47,266

*In any accounting period where the Company’s aggregate net income exceeds its aggregate distribution for such period, the Company is required to present net income per limited partner unit as if all of the earnings for the period were distributed, based on the terms of the Partnership agreement, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective. This allocation does not impact the Company’s overall net income or other financial results.

16) Subsequent Events

Quarterly Distribution Declared

In January 2021, we declared a quarterly distribution of $0.1325 per unit, or $0.53 per unit on an annualized basis, on all Common Units with respect to the first quarter of fiscal 2021, payable on February 2, 2021, to holders of record on January 25, 2021. The amount of distributions in excess of the minimum quarterly distribution of $0.0675 are distributed in accordance with our Partnership Agreement, subject to the management incentive compensation plan. As a result, $5.4 million will be paid to the Common Unit holders, $0.2 million to the General Partner unit holders (including $0.2 million of incentive distribution as provided in our Partnership Agreement) and $0.2 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Units Repurchased and Retired

In January 2021, in accordance with the Repurchase Plan, the Company repurchased and retired 0.4 million Common Units at an average price paid of $9.65 per unit. Units repurchased and retired included 0.1 million Common Units that were purchased in a private transaction, which was made within the Company’s unit Repurchase Plan.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the severity and duration of the novel coronavirus, or COVID-19, pandemic, the pandemic’s impact on the U.S. and global economies, the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic, the effect of weather conditions on our financial performance, the price and supply of the products that we sell, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including climate change, environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, potential cyber-attacks, general economic conditions and new technology. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct, and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Fiscal 2020 Form 10-K under Part I Item 1A “Risk Factors.”  Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report and in our Fiscal 2020 Form 10-K. Currently, one of the most significant factors, however, is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company, its customers and counterparties, and the global economy and financial markets. The extent to which COVID-19 impacts us and our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures, among others. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

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

We have been designated by state and local governmental officials in the markets we serve as providing essential services during the COVID-19 pandemic. Therefore, we have continued to make fuel deliveries and provide emergency services to all areas in which we operate.  We are closely monitoring all official pronouncements and executive orders concerning our status as an essential business.  To date, we have not experienced any supply chain issues impacting our ability to deliver petroleum products to our customers. However, we are experiencing disruptions in the procurement of certain home generators.  Since March 2020, we have implemented various measures in response to the COVID-19 pandemic, such as a majority of our office personnel working remotely.  While these measures have not significantly impacted our ability to serve our customers to date, these measures may become strained or result in service delays, especially during the peak heating season.

As a result of the COVID-19 pandemic, and in order to protect the safety and health of our workforce and our customers, we have expanded certain employee benefit programs and will incur additional operating costs such as sanitizing our facilities, providing personal protective equipment for our employees and providing IT infrastructure to allow many office, clerical, sales and customer service employees to work from home. At this time, we expect the annual cost of these undertakings to be approximately $1.0 million.

The decline in economic activity has continued to impact our motor fuels business, which delivered 9.1% less volume in the quarter ended December 31, 2020 compared to the quarter ended December 31, 2019.  Also, while it has not yet materially impacted our ability to serve our customers, a combination of higher than normal unemployment benefits and an increased desire of prospective employees to work from home has impacted our ability to fully staff our customer service and sales functions.  We cannot predict how long this staffing issue will continue, but the shortage in conjunction with any kind of spike in customer activity could cause unacceptable delays in response times and increase customer losses.

As of December 31, 2020, we had accounts receivable of $147.0 million, of which $112.3 million was due from residential customers and $34.7 million due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If past due balances that do not meet the eligibility tests as found in our fifth amended and restated credit agreement increase from historic levels, our future ability to borrow would be reduced.

The Company has taken advantage of certain tax and legislative actions which permitted the Company to defer certain payroll tax withholdings relating to calendar 2020 to calendar 2021 and 2022.

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

Impact on Liquidity of Increases and Decreases in Wholesale Product Cost

Our liquidity is adversely impacted in times of increasing wholesale product costs, as we must use more cash to fund our hedging requirements as well as the increased levels of accounts receivable and inventory. This may result in higher interest expense as a result of increased working capital borrowing to finance higher receivables and/or inventory balances. We may also incur higher bad debt expense and credit card processing costs as a result of higher selling prices as well as higher vehicle fuel costs due to the increase in energy costs.  While our liquidity is impacted by initial margin requirements for new future positions used to hedge our inventory, it can also be adversely impacted by sudden and sharp changes in wholesale product costs.  Likewise, our liquidity and collateral requirements are impacted by the fluctuating cost of options and swaps used to manage the market risks associated with our inventory and protected price customers.

Liquid Product Price Volatility

Volatility, which is reflected in the wholesale price of liquid products, including home heating oil, propane and motor fuels, has a larger impact on our business when prices rise. Consumers are price sensitive to heating cost increases, which can lead to increased gross customer losses. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces, and, most recently, the COVID-19 pandemic, and is closely linked to the price of diesel fuel. The volatility in the wholesale cost of diesel fuel as measured by the New York Mercantile Exchange (“NYMEX”), for the fiscal years ending September 30, 2017, through 2021, on a quarterly basis, is illustrated in the following chart (price per gallon):

	Fiscal 2021 (a)		Fiscal 2020		Fiscal 2019		Fiscal 2018		Fiscal 2017
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$1.08	$1.51	$1.86	$2.05	$1.66	$2.44	$1.74	$2.08	$1.39	$1.70
March 31	—	—	0.95	2.06	1.70	2.04	1.84	2.14	1.49	1.70
June 30	—	—	0.61	1.22	1.78	2.12	1.96	2.29	1.37	1.65
September 30	—	—	1.08	1.28	1.75	2.08	2.05	2.35	1.45	1.86

(a)	On January 31, 2021, the NYMEX ultra low sulfur diesel contract closed at $1.60 per gallon or $0.32 per gallon higher than the average of $1.28 in the three months of Fiscal 2021.

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

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2021	$32,872	$27,044
2022	28,113	22,053
2023	24,856	20,474
2024	20,614	19,821
2025	16,544	18,527
2026	12,713	17,793

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

Under these contracts, we are entitled to a payment if the total number of degree days within the hedge period is less than the “Payment Thresholds,” or strikes. In fiscal 2021, we are obligated to make a payment capped at $5.0 million if degree days exceed the Payment Threshold. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year. In accordance with ASC 815-45, we recorded a $4.0 million benefit to delivery and branch expenses for the first quarter of fiscal 2021 as compared to a $3.0 million charge for the first quarter of fiscal 2020.  The final credit (if any) for fiscal 2021 may be higher or lower than this amount depending on the actual heating degree-days recorded in the period January 1, 2021 through March 31, 2021. If the heating degree-days in this period approximate the expected degree days in the contracts, the benefit will be reduced to approximately $1.7 million. If temperatures in this period are colder than expected in the contracts, then the additional heating degree-days could reduce the benefit further, possibly even to zero and potentially the Company may owe up to $5.0 million under the weather hedge contracts. Temperatures recorded for January 2021, were warmer than expected.

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2021			2020			2019
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	19,100	19,900	(800)	23,900	23,100	800	26,200	25,400	800
Second Quarter	—	—	—	12,600	18,200	(5,600)	12,600	22,300	(9,700)
Third Quarter	—	—	—	8,000	13,600	(5,600)	7,100	15,900	(8,800)
Fourth Quarter	—	—	—	10,700	15,800	(5,100)	13,200	20,600	(7,400)
Total	19,100	19,900	(800)	55,200	70,700	(15,500)	59,100	84,200	(25,100)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2021			2020			2019
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	4.4%	4.6%	(0.2%)	5.3%	5.1%	0.2%	5.8%	5.6%	0.2%
Second Quarter	—	—	—	2.8%	4.0%	(1.2%)	2.8%	5.0%	(2.2%)
Third Quarter	—	—	—	1.8%	3.0%	(1.2%)	1.6%	3.5%	(1.9%)
Fourth Quarter	—	—	—	2.3%	3.5%	(1.2%)	2.7%	4.2%	(1.5%)
Total	4.4%	4.6%	(0.2%)	12.2%	15.6%	(3.4%)	12.9%	18.3%	(5.4%)

For the three months ended December 31, 2020, the Company lost 800 accounts (net), or 0.2% of its home heating oil and propane customer base, compared to 800 accounts gained (net), or 0.2% of its home heating oil and propane customer base, during the three months ended December 31, 2019. Gross customer gains were 4,800 less than the prior year’s comparable period, and gross customer losses were 3,200 accounts less.

During the three months ended December 31, 2020, we estimate that we lost 0.3% of our home heating oil and propane accounts to natural gas conversions versus 0.4% for the three months ended December 31, 2019 and 0.4% three months ended December 31, 2018.  Losses to natural gas in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates.

Acquisitions

The timing of acquisitions and the types of products sold by acquired companies impact year-over-year comparisons.  During fiscal 2021 the Company acquired two propane dealers on December 31, 2020.  During fiscal 2020 the Company acquired two heating oil dealers.  The following tables detail the Company’s acquisition activity and the associated volume sold during the 12-month period prior to the date of acquisition.

(in thousands of gallons)
Fiscal 2021 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Other Petroleum Products	Total
1	December	5,452	—	5,452
2	December	1,318	—	1,318
		6,770	—	6,770

(in thousands of gallons)
Fiscal 2020 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Other Petroleum Products	Total
1	October	1,085	—	1,085
2	July	2,400	—	2,400
		3,485	—	3,485

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

Three Months Ended December 31, 2020

Compared to the Three Months Ended December 31, 2019

Volume

For the three months ended December 31, 2020, retail volume of home heating oil and propane sold decreased by 17.6 million gallons, or 16.4%, to 89.5 million gallons, compared to 107.1 million gallons for the three months ended December 31, 2019. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended December 31, 2020 were 13.5% warmer than the three months ended December 31, 2019. Temperatures during the three months ended December 31, 2020 were 15.5% warmer than normal, as reported by NOAA. For the twelve months ended December 31, 2020, net customer attrition for the base business was 3.8%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.”  An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended December 31, 2019	107.1
Net customer attrition	(5.0)
Impact of warmer temperatures	(14.3)
Acquisitions	0.6
Sale of certain propane assets	(0.8)
Other	1.9
Change	(17.6)
Volume - Three months ended December 31, 2020	89.5

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended December 31, 2020, compared to the three months ended December 31, 2019:

	Three Months Ended
Customers	December 31, 2020	December 31, 2019
Residential Variable	42.6%	42.2%
Residential Price-Protected (Ceiling and Fixed Price)	45.4%	45.6%
Commercial/Industrial	12.0%	12.2%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold decreased by 3.7 million gallons, or 9.1%, to 37.7 million gallons for the three months ended December 31, 2020, compared to 41.4 million gallons for the three months ended December 31, 2019 due to lower volume sales of motor fuels (3.2 million gallons) resulting from COVID-19’s impact on economic activity and the loss of certain accounts and lower wholesale volume sales (0.5 million gallons) due to the warmer weather.  We believe that the decline in motor fuel sales may continue in the near term.

Product Sales

For the three months ended December 31, 2020, product sales decreased by $132.4 million, or 30.6%, to $300.3 million, compared to $432.7 million for the three months ended December 31, 2019, reflecting a decrease in in wholesale product cost of $0.5830 per gallon, or 30.1%, and a decrease in total volume sold of 14.4%.

Installations and Services

For the three months ended December 31, 2020, installation and service revenue decreased by $3.3 million, or 4.3%, to $73.0 million, compared to $76.3 million for the three months ended December 31, 2019.  Service and installation sales declined largely due to net customer attrition.

Cost of Product

For the three months ended December 31, 2020, cost of product decreased $115.6 million, or 40.2%, to $172.1 million, compared to $287.7 million for the three months ended December 31, 2019 due to the impact of a decrease in total volume sold of 14.4% and a $0.5830 per gallon, or 30.1%, decrease in wholesale product cost.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended December 31, 2020 increased by $0.0624 per gallon, to $1.3188 per gallon, from $1.2564 per gallon during the three months ended December 31, 2019. We cannot assume that the per gallon margins realized during fiscal 2020 are sustainable for future periods. Product sales and cost of product include home heating oil, propane, motor fuel, other petroleum products and liquidated damages billings.

	Three Months Ended
	December 31, 2020		December 31, 2019
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	89.5		107.1
Sales	$240.8	$2.6899	$343.4	$3.2048
Cost	$122.7	$1.3711	$208.8	$1.9484
Gross Profit	$118.1	$1.3188	$134.6	$1.2564

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	37.7		41.4
Sales	$59.5	$1.5796	$89.3	$2.1562
Cost	$49.4	$1.3112	$78.9	$1.9049
Gross Profit	$10.1	$0.2684	$10.4	$0.2513

Total Product	Amount (in millions)	Amount (in millions)
Sales	$300.3	$432.7
Cost	$172.1	$287.7
Gross Profit	$128.2	$145.0

For the three months ended December 31, 2020, total product gross profit was $128.2 million, which was $16.8 million, or 11.6%, less than the three months ended December 31, 2019, as a decrease in home heating oil and propane volume ($22.1 million) and in gross profit from motor fuel and other petroleum products ($0.3 million) was slightly offset by higher margins ($5.6 million).

Cost of Installations and Services

Total installation costs for the three months ended December 31, 2020 decreased by $1.3 million or 5.0%, to $23.5 million, compared to $24.8 million of installation costs for the three months ended December 31, 2019. Installation costs as a percentage of installation sales were 78.3% for the three months ended December 31, 2020 and 81.1% for the three months ended December 31, 2019.

Service expense decreased by $3.1 million, or 6.4%, to $45.8 million for the three months ended December 31, 2020, representing 106.6% of service sales, versus $48.9 million, or 107.0% of service sales, for the three months ended December 31, 2019.  We realized a combined gross profit from service and installation of $3.7 million for the three months ended December 31, 2020 compared to a gross profit of $2.6 million for the three months ended December 31, 2019, a $1.1 million improvement in profitability. Management views the service and installation department on a combined basis because many overhead functions cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended December 31, 2020, the change in the fair value of derivative instruments resulted in a $17.4 million credit due to an increase in the market value for unexpired hedges (an $11.1 million credit) and a $6.3 million credit due to the expiration of certain hedged positions.

During the three months ended December 31, 2019, the change in the fair value of derivative instruments resulted in a $6.4 million credit due to an increase in the market value for unexpired hedges (a $2.5 million credit) and a $3.9 million credit due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the three months ended December 31, 2020, delivery and branch expenses decreased $16.0 million, or 16.6%, to $80.7 million, compared to $96.7 million for the three months ended December 31, 2019. The decline was attributable to a $2.9 million, or 9.9%, reduction in direct delivery costs due to lower volume, lower insurance expense of $1.6 million, lower bad debt expense and credit card processing fees of $1.5 million, lower medical cost of $0.5 million, and other reductions in operating costs totaling $2.5 million, or 2.6%. Bad debt expense was lower due to the decline in sales dollars and lower write offs, and insurance expense was lower due to improved claims experience.  Operating expenses were also reduced by $7.0 million due to the impact of our weather hedging program. As of December 31, 2019 we recorded a charge of $3.0 million that increased delivery and branch expenses, versus a benefit of $4.0 million as of December 31, 2020 that reduced delivery and branch expenses. The final credit (if any) for fiscal 2021 may be lower or higher depending on the accumulation of actual heating degree-days recorded in the period January 1, 2021 through March 31, 2021. If the heating degree-days in this period approximate the expected degrees days in the contracts, the credit will be reduced to approximately $1.7 million. If temperatures in this period are colder than expected in the contracts, then the additional heating degree-days could reduce the credit further, possibly even to zero and potentially the Company may owe up to $5.0 million under the weather hedge contracts. Temperatures recorded for January 2021 were warmer than expected.

Depreciation and Amortization Expenses

For the three months ended December 31, 2020, depreciation and amortization expense decreased $1.1 million, or 12.1% to $8.0 million, compared to $9.1 million for the three months ended December 31, 2019 primarily due to lower amortization expense related to intangible assets.

General and Administrative Expenses

For the three months ended December 31, 2020, general and administrative expenses decreased by $0.3 million or 4.0%, to $6.2 million, from $6.5 million for the three months ended December 31, 2019, primarily due to lower salary and benefit expenses.

Finance Charge Income

For the three months ended December 31, 2020, finance charge income decreased to $0.4 million from $0.7 million for the three months ended December 31, 2019, primarily due to lower customer late payment charges due to improved collections and lower sales volume at lower selling prices.

Interest Expense, Net

For the three months ended December 31, 2020, net interest expense decreased by $0.8 million, or 30.9%, to $1.9 million compared to $2.7 million for the three months ended December 31, 2019. The change year-over-year reflects a decrease in average borrowings of $53.3 million from $184.1 million for the three months ended December 31, 2019 to $130.8 million for the three months ended December 31, 2020, and a decrease in the weighted average interest rate from 5.1% for the three months ended December 31, 2019 to 4.4% for the three months ended December 31, 2020. To hedge against rising interest rates, the Company utilizes interest rate swaps.  At December 31, 2020, $62.8 million, or 52%, of our long term debt, was fixed.  Interest income remained fairly consistent compared to the three months ended December 31, 2019.

Amortization of Debt Issuance Costs

For the three months ended December 31, 2020, amortization of debt issuance cost was $0.2 million, essentially unchanged from the three months ended December 31, 2019.

Income Tax Expense

For the three months ended December 31, 2020, the Company’s income tax expense increased by $3.0 million to $14.8 million, from $11.8 million for the three months ended December 31, 2019, due primarily to an increase in income before income taxes of $13.2 million that was driven by an $11.0 million non-cash favorable change in the fair market value of derivative instruments.

Net Income

For the three months ended December 31, 2020, Star’s net income increased $10.1 million, to $37.9 million, primarily due to a favorable change in the fair value of derivative instruments of $11.0 million, lower depreciation and amortization expense of $1.1 million, partially offset by an increase in income tax expense of $3.0 million.

Adjusted EBITDA

For the three months ended December 31, 2020, Adjusted EBITDA increased by $0.3 million, to $45.3 million compared to the three months ended December 31, 2019.  The impact of higher per gallon home heating oil and propane margins of 6.2 cents per gallon, lower operating expenses of $16.3 million (including a favorable change in the impact from the Company’s weather hedge of $7.0 million), and a $1.1 million improvement in net service and installation profitability more than offset the impact from a decrease in volume of home heating oil and propane sold and the decline in Star’s motor fuel business. As of December 31, 2020 the Company recorded a credit of $4.0 million under their weather hedging contracts that reduced delivery and branch expenses. The final credit (if any) for fiscal 2021 may be lower or higher depending on the accumulation of actual heating degree-days recorded in the period January 1, 2021 through March 31, 2021. If the heating degree-days in this period approximate the expected degrees days in the contracts, the credit will be reduced to approximately $1.7 million. If temperatures in this period are colder than expected in the contracts, then the additional heating degree-days could reduce the credit further, possibly even to zero and potentially the Company may owe up to $5.0 million under the weather hedge contracts. Temperatures recorded for January 2021, were warmer than expected.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provide additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended December 31,
(in thousands)	2020	2019
Net income	$37,860	$27,755
Plus:
Income tax expense	14,828	11,782
Amortization of debt issuance costs	247	235
Interest expense, net	1,851	2,679
Depreciation and amortization	7,957	9,050
EBITDA (a)	62,743	51,501
(Increase) / decrease in the fair value of derivative instruments	(17,395)	(6,417)
Adjusted EBITDA (a)	45,348	45,084
Add / (subtract)
Income tax expense	(14,828)	(11,782)
Interest expense, net	(1,851)	(2,679)
(Recovery) provision for losses on accounts receivable	(476)	1,010
Decrease in accounts receivables	(62,989)	(85,745)
Decrease in inventories	(7,177)	(15,427)
Increase in customer credit balances	(8,987)	(15,898)
Change in deferred taxes	3,601	1,336
Change in other operating assets and liabilities	20,358	32,510
Net cash used in operating activities	$(27,001)	$(51,591)
Net cash used in investing activities	$(35,903)	$(7,663)
Net cash provided by financing activities	$24,840	$68,897

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

During the three months ended December 31, 2020, cash used in operating activities decreased $24.6 million to $27.0 million, compared to $51.6 million of cash used in operating activities during the three months ended December 31, 2019.  The decrease was driven by a $29.7 million favorable change in accounts receivable (including customer credit balances) due to improved collections and lower sales volume at lower selling prices, and an $8.3 million favorable change in inventory due primarily to the lower cost of liquid product on hand as of December 31, 2020 as compared to December 31, 2019, that was partially offset by an $8.2 million decrease in cash flows from operations, a $2.1 million unfavorable change in accounts payable due to the timing of inventory purchases and $3.1 million of other changes in working capital.

Investing Activities

Our capital expenditures for the three months ended December 31, 2020 totaled $4.7 million, as we invested in computer hardware and software ($0.8 million), refurbished certain physical plants ($1.0 million), expanded our propane operations ($0.6 million) and made additions to our fleet and other equipment ($2.3 million).

During the three months ended December 31, 2020, $0.3 million of earnings were reinvested into the irrevocable trust. The cash deposited into the trust is shown on our balance sheet as captive insurance collateral and, correspondingly, reduced cash on our balance sheet. We believe that investments into the irrevocable trust will lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

On October 27, 2020, the Company sold certain propane assets for cash proceeds of $6.1 million. On December 31, 2020, the Company acquired two propane dealers for approximately $37.9 million; $37.1 million in cash and $0.8 million of deferred liabilities.

The gross purchase price was allocated $32.7 million to intangible assets, $5.5 million to fixed assets and reduced by $0.3 million in working capital credits.

During the three months ended December 31, 2019 our capital expenditures totaled $3.0 million, as we invested in computer hardware and software ($1.0 million), refurbished certain physical plants ($0.8 million), expanded our propane operations ($0.4 million) and made additions to our fleet and other equipment ($0.8 million).  We also deposited $3.9 million into an irrevocable trust to secure certain liabilities for our captive insurance company and another $0.3 million of earnings were reinvested into the irrevocable trust.  Further, the Company acquired the customer list and the assets of a heating oil dealer for an aggregate purchase price of approximately $0.5 million.

Financing Activities

During the three months ended December 31, 2020, we repaid $3.3 million of our term loan, borrowed $59.3 million under our revolving credit facility, repurchased 2.6 million Common Units for $25.3 million in connection with our unit repurchase plan, and paid distributions of $5.7 million to our Common Unit holders and $0.2 million to our General Partner unit holders (including $0.2 million of incentive distributions as provided in our Partnership Agreement).

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

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, and business conditions, especially in light of the impact of COVID-19, weather, the ability to collect current and future accounts receivable, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of December 31, 2020 ($18.8 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and from subsequent seasonal reductions in inventory and accounts receivable. As of December 31, 2020, we had accounts receivable of $147.0 million of which $112.3 million is due from residential customers and $34.7 million is due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If these balances do not meet the eligibility tests as found in our fifth amended and restated credit agreement, our ability to borrow will be reduced and our anticipated cash flow from operating activities will also be reduced. As of December 31, 2020, we had $59.3 million in borrowings under our revolving credit facility, $120.3 million outstanding under our term loan, and $3.5 million in letters of credit outstanding, and our ability to borrow was reduced by $1.8 million to secure hedges with the bank group.

Under the terms of the fifth amended and restated credit agreement, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 15% of the maximum facility size and a fixed charge coverage ratio of not less than 1.15. We must also maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 4.5 as of December 31st or March 31st. As of September 30, 2020, Availability, as defined in the fifth amended and restated revolving credit facility agreement, was $160.3 million and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for the remainder of fiscal 2021 are estimated to be approximately $9.6 million to $10.6 million, excluding the capital requirements for leased fleet. In addition, we plan to invest approximately $0.9 million to $1.3 million in our propane operations. Distributions for the balance of fiscal 2021, at the current quarterly level of $0.1325 per unit, would result in aggregate payments of approximately $16.1 million to Common Unit holders, $0.7 million to our General Partner (including $0.6 million of incentive distribution as provided for in our Partnership Agreement) and $0.6 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. Under the terms of our credit facility, our term loan is repayable in quarterly payments of $3.25 million. Over the last two fiscal years, the Company was required to deposit on average $9.2 million into our captive insurance company as collateral. For fiscal 2021, we are not required to make any additional deposits.  Further, subject to any additional liquidity issues or concerns resulting from the current COVID-19 pandemic, we intend to continue to repurchase Common

Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

Contractual Obligations and Off-Balance Sheet Arrangements

There has been no material change to Contractual Obligations and Off-Balance Sheet Arrangements since our September 30, 2020 Form 10-K disclosure and therefore, the table has not been included in this Form 10-Q.

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

At December 31, 2020, we had outstanding borrowings totaling $179.6 million, which are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $1.3 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at December 31, 2020, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $8.5 million to a fair market value of $14.7 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $6.7 million to a fair market value of $(0.5) million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2020. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

c) Other

The General Partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of the General Partner have concluded, as of December 31, 2020, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

In the opinion of management, we are not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on our results of operations, financial position or liquidity.

Item 1A.

Risk Factors

In addition to the other information set forth in this Report, investors should carefully review and consider the information regarding certain factors, which could materially affect our business, results of operations, financial condition and cash flows set forth in Part I Item 1A. “Risk Factors” in our Fiscal 2020 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Note 4 to the Condensed Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the three months ended December 31, 2020 is incorporated into this Item 2 by reference.

Item 6.

Exhibits

(a)	Exhibits Included Within:

10.1

Unit Purchase Agreement, dated as of November 16, 2020, between the Company and Moab Partners, L.P. (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K filed with the Commission on December 7, 2020.)

10.2 10.3

Unit Purchase Agreement, dated as of December 9, 2020, between the Company and Moab Partners, L.P. (Filed herewith.)

Unit Purchase Agreement, dated as of January 27, 2021, between the Company and Moab Partners, L.P. (Filed herewith.)

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

101

The following materials from the Star Group, L.P. Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Group, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary Kestrel Heat LLC (Principal Financial Officer)	February 3, 2021

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller Kestrel Heat LLC (Principal Accounting Officer)	February 3, 2021