Form 10-Q
period 2021-03-31
STAR GROUP, L.P.
filed 2021-05-05
CIK 1002590

!8

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

At April 30, 2021, the registrant had 40,199,232 Common Units outstanding.

STAR GROUP, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2021	2020
(in thousands)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,883	$56,911
Receivables, net of allowance of $5,797 and $6,121, respectively	187,457	83,594
Inventories	59,139	50,256
Fair asset value of derivative instruments	11,416	—
Prepaid expenses and other current assets	40,821	29,554
Assets held for sale	—	6,030
Total current assets	307,716	226,345
Property and equipment, net	97,929	93,495
Operating lease right-of-use assets	96,310	99,776
Goodwill	253,199	240,327
Intangibles, net	102,479	90,293
Restricted cash	250	250
Captive insurance collateral	69,653	69,787
Deferred charges and other assets, net	18,726	18,343
Total assets	$946,262	$838,616
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$35,341	$30,827
Liabilities held for sale	—	1,265
Revolving credit facility borrowings	35,000	—
Fair liability value of derivative instruments	—	11,437
Current maturities of long-term debt	13,000	13,000
Current portion of operating lease liabilities	18,588	19,139
Accrued expenses and other current liabilities	159,880	127,286
Unearned service contract revenue	63,929	58,430
Customer credit balances	40,257	83,471
Total current liabilities	365,995	344,855
Long-term debt	103,408	109,805
Long-term operating lease liabilities	83,444	85,908
Deferred tax liabilities, net	30,074	17,227
Other long-term liabilities	26,065	25,001
Partners’ capital
Common unitholders	353,793	273,283
General partner	(1,991)	(2,506)
Accumulated other comprehensive loss, net of taxes	(14,526)	(14,957)
Total partners’ capital	337,276	255,820
Total liabilities and partners’ capital	$946,262	$838,616

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per unit data - unaudited)	2021	2020	2021	2020
Sales:
Product	$539,371	$481,275	$839,703	$913,963
Installations and services	64,744	61,788	137,732	138,045
Total sales	604,115	543,063	977,435	1,052,008
Cost and expenses:
Cost of product	313,552	285,350	485,699	573,023
Cost of installations and services	64,361	61,273	133,664	134,942
(Increase) decrease in the fair value of derivative instruments	(8,224)	11,670	(25,619)	5,253
Delivery and branch expenses	100,942	85,463	181,629	182,189
Depreciation and amortization expenses	8,268	9,089	16,225	18,139
General and administrative expenses	6,320	5,422	12,561	11,928
Finance charge income	(799)	(1,321)	(1,205)	(2,034)
Operating income	119,695	86,117	174,481	128,568
Interest expense, net	(2,136)	(2,756)	(3,987)	(5,435)
Amortization of debt issuance costs	(243)	(253)	(490)	(488)
Income before income taxes	117,316	83,108	170,004	122,645
Income tax expense	32,152	24,700	46,980	36,482
Net income	$85,164	$58,408	$123,024	$86,163
General Partner’s interest in net income	681	409	977	601
Limited Partners’ interest in net income	$84,483	$57,999	$122,047	$85,562

Basic and diluted income per Limited Partner Unit (1):	$1.71	$1.03	$2.43	$1.52
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	40,382	46,244	41,324	46,760

(1)	See Note 16 - Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands - unaudited)	2021	2020	2021	2020
Net income	$85,164	$58,408	$123,024	$86,163
Other comprehensive income:
Unrealized gain on pension plan obligation	235	455	470	910
Tax effect of unrealized gain on pension plan obligation	(64)	(133)	(128)	(258)
Unrealized gain (loss) on captive insurance collateral	(526)	107	(866)	43
Tax effect of unrealized gain (loss) on captive insurance collateral	110	(15)	182	(7)
Unrealized gain (loss) on interest rate hedges	719	(1,716)	1,051	(1,382)
Tax effect of unrealized gain (loss) on interest rate hedges	(190)	460	(278)	374
Total other comprehensive income (loss)	284	(842)	431	(320)
Total comprehensive income	$85,448	$57,566	$123,455	$85,843

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Three Months Ended March 31, 2021
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of December 31, 2020	40,737	326	$279,873	$(2,447)	$(14,810)	$262,616
Net income	—	—	84,483	681	—	85,164
Unrealized gain on pension plan obligation	—	—	—	—	235	235
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(64)	(64)
Unrealized loss on captive insurance collateral	—	—	—	—	(526)	(526)
Tax effect of unrealized loss on captive insurance collateral	—	—	—	—	110	110
Unrealized gain on interest rate hedges	—	—	—	—	719	719
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(190)	(190)
Distributions	—	—	(5,369)	(225)	—	(5,594)
Retirement of units	(538)	—	(5,194)	—	—	(5,194)
Balance as of March 31, 2021 (unaudited)	40,199	326	$353,793	$(1,991)	$(14,526)	$337,276

	Three Months Ended March 31, 2020
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of December 30, 2019	46,404	326	$289,268	$(1,991)	$(16,379)	$270,898
Net income	—	—	57,999	409	—	58,408
Unrealized gain on pension plan obligation	—	—	—	—	455	455
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(133)	(133)
Unrealized gain on captive insurance collateral	—	—	—	—	107	107
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(15)	(15)
Unrealized loss on interest rate hedges	—	—	—	—	(1,716)	(1,716)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	460	460
Distributions	—	—	(5,788)	(210)	—	(5,998)
Retirement of units	(782)	—	(6,511)	—	—	(6,511)
Balance as of March 31, 2020 (unaudited)	45,622	326	$334,968	$(1,792)	$(17,221)	$315,955

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Six Months Ended March 31, 2021
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2020	43,328	326	$273,283	$(2,506)	$(14,957)	$255,820
Net income	—	—	122,047	977	—	123,024
Unrealized gain on pension plan obligation	—	—	—	—	470	470
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(128)	(128)
Unrealized loss on captive insurance collateral	—	—	—	—	(866)	(866)
Tax effect of unrealized loss on captive insurance collateral	—	—	—	—	182	182
Unrealized gain on interest rate hedges	—	—	—	—	1,051	1,051
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(278)	(278)
Distributions	—	—	(11,071)	(462)	—	(11,533)
Retirement of units	(3,129)	—	(30,466)	—	—	(30,466)
Balance as of March 31, 2021 (unaudited)	40,199	326	$353,793	$(1,991)	$(14,526)	$337,276

	Six Months Ended March 31, 2020
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2019	47,685	326	$279,709	$(1,968)	$(16,901)	$260,840
Net income	—	—	85,562	601	—	86,163
Unrealized gain on pension plan obligation	—	—	—	—	910	910
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(258)	(258)
Unrealized gain on captive insurance collateral	—	—	—	—	43	43
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(7)	(7)
Unrealized loss on interest rate hedges	—	—	—	—	(1,382)	(1,382)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	374	374
Distributions	—	—	(11,728)	(425)	—	(12,153)
Retirement of units	(2,063)	—	(18,575)	—	—	(18,575)
Balance as of March 31, 2020 (unaudited)	45,622	326	$334,968	$(1,792)	$(17,221)	$315,955

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
(in thousands - unaudited)	2021	2020
Cash flows provided by (used in) operating activities:
Net income	$123,024	$86,163
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(25,619)	5,253
Depreciation and amortization	16,715	18,627
Provision for losses on accounts receivable	256	3,203
Change in deferred taxes	12,623	222
Change in weather hedge contracts	(3,424)	(10,053)
Changes in operating assets and liabilities:
Increase in receivables	(103,987)	(69,562)
(Increase) decrease in inventories	(9,652)	12,008
(Increase) decrease in other assets	(2,016)	4,812
Increase (decrease) in accounts payable	5,538	(8,910)
Decrease in customer credit balances	(43,421)	(32,462)
Increase in other current and long-term liabilities	35,436	41,574
Net cash provided by operating activities	5,473	50,875
Cash flows provided by (used in) investing activities:
Capital expenditures	(7,232)	(5,684)
Proceeds from sales of fixed assets	143	201
Proceeds from sale of propane assets	6,093	—
Purchase of investments	(603)	(7,218)
Acquisitions	(38,363)	(496)
Net cash used in investing activities	(39,962)	(13,197)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	75,154	90,202
Revolving credit facility repayments	(40,154)	(127,659)
Loan issuance	—	130,000
Term loan repayments	(6,500)	(92,500)
Distributions	(11,533)	(12,153)
Unit repurchases	(30,466)	(18,575)
Customer retainage payments	(29)	(300)
Payments of debt issue costs	(11)	(1,291)
Net cash used in financing activities	(13,539)	(32,276)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(48,028)	5,402
Cash, cash equivalents, and restricted cash at beginning of period	57,161	5,149
Cash, cash equivalents, and restricted cash at end of period	$9,133	$10,551

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

The Company is organized as follows:

•

Star is a limited partnership, which at March 31, 2021, had outstanding 40.2 million Common Units (NYSE: “SGU”), representing a 99.2 % limited partner interest in Star, and 0.3 million general partner units, representing a 0.8% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).  Although Star is a partnership, it is taxed as a corporation and its distributions to unitholders are treated as taxable dividends.

•

Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast and Mid-Atlantic U.S. region retail distributor of home heating oil and propane that at March 31, 2021 served approximately 431,200 full service residential and commercial home heating oil and propane customers and 69,500 customers on a delivery only basis. We also sell gasoline and diesel fuel to approximately 26,600 customers. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including approximately 18,300 service contracts for natural gas and other heating systems.

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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Company’s business, the results of operations and cash flows for the six-month period ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2021, the $9.1 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $8.9 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2020, the $57.2 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $56.9 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

Fair Value Valuation Approach

The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

The Company entered into weather hedge contracts for fiscal years 2020 and 2021.  Under these contracts, we are entitled to receive a payment if the total number of degree days within the hedge period is less than the prior ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year. The “Payment Thresholds,” or strikes, are set at various levels for fiscal 2020 and 2021. The maximum that the Company could receive is $12.5 million per year. In addition, for fiscal 2020 and 2021 we were obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold.  As of March 31, 2021, the Company reduced delivery and branch expense and recorded a receivable under these contracts of $3.4 million, and received the amount in full in April 2021. As of March 31, 2020, the Company reduced delivery and branch expense and recorded a receivable under these contracts of $10.1 million, and received the amount in full in April 2020.

For fiscal 2022, the Company entered into a weather hedge contract with similar terms described above. The maximum that the Company can receive is $7.5 million and we do not have a potential obligation to pay.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of March 31, 2021, we had $0.2 million and $16.6 million balances included in the captions “Accrued expenses and other current liabilities” and “Other long-term liabilities,” on our Condensed Consolidated Balance Sheet representing the remaining balance of the NETTI Fund withdrawal liability.  As of September 30, 2020, we had $0.2 million and $16.7 million balances included in the captions “Accrued expenses and other current liabilities” and “Other long-term liabilities,” on our Condensed Consolidated Balance Sheet. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of March 31, 2021 and September 30, 2020 was $25.6 million and $29.0 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

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

Recently Issued Accounting Pronouncements

No recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

3) Revenue Recognition

The following disaggregates our revenue by major sources for the three and six months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Petroleum Products:
Home heating oil and propane	$466,401	$413,466	$707,213	$756,812
Other petroleum products	72,970	67,809	132,490	157,151
Total petroleum products	539,371	481,275	839,703	913,963
Installations and Services:
Equipment installations	22,865	20,158	52,925	50,723
Equipment maintenance service contracts	27,045	27,764	53,913	55,672
Billable call services	14,834	13,866	30,894	31,650
Total installations and services	64,744	61,788	137,732	138,045
Total Sales	$604,115	$543,063	$977,435	$1,052,008

Deferred Contract Costs

We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We defer these costs only when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate.  Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period of approximately five years.  Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively.  At March 31, 2021, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.5 million and $6.2 million, respectively.  At September 30, 2020, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.4 million and $5.9 million, respectively.  During the six months ended March 31, 2021 and 2020 we recognized expense of $2.0 million and $1.9 million, respectively, associated with the amortization of deferred contract costs within “Delivery and branch expenses” in the Condensed Consolidated Statement of Operations.

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts.  Contract liabilities are recognized straight-line over the service contract period, generally one year or less.  As of March 31, 2021 and September 30, 2020 the Company had contract liabilities of $99.6 million and $139.6 million, respectively.  During the six months ended March 31, 2021, the Company recognized $107.2 million of revenue that was included in the September 30, 2020 contract liability balance.  During the six months ended March 31, 2020 the Company recognized $95.7 million of revenue that was included in the September 30, 2019 contract liability balance.

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

Changes in the allowance for credit losses are as follows:

(in thousands)	Credit Loss Allowance
Balance at September 30, 2020	$6,121
Current period provision	256
Write-offs, net and other	(580)
Balance as of March 31, 2021	$5,797

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

Under the Company’s fifth amended and restated credit agreement dated December 4, 2019, in order to repurchase Common Units we must maintain Availability (as defined in the fifth amended and restated credit agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase.  The Company was in compliance with this covenant as of March 31, 2021.

The following table shows repurchases under the Repurchase Plan:

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2020 total	17,697	$8.26	14,622	5,730

First quarter fiscal year 2021 total	2,591	$9.75	1,191	4,539	(b), (c)

January 2021	429	$9.65	429	4,110	(d)
February 2021	109	$9.76	108	4,002
March 2021	-	$-	-	4,002
Second quarter fiscal year 2021 total	538	$9.67	537	4,002

April 2021	-	$-	-	4,002	(e)

(a)	Amount includes repurchase costs.
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

(e)

Of the total available for repurchase, approximately 3.5 million units are available for repurchase in open market transactions and 0.5 million units are available for repurchase in privately-negotiated transactions, under the Repurchase Plan.

5) Captive Insurance Collateral

The Company considers all of its captive insurance collateral to be Level 1 available-for-sale investments. Investments at March 31, 2021 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$913	$—	$—	$913
U.S. Government Sponsored Agencies	47,154	134	(60)	47,228
Corporate Debt Securities	19,020	1,009	(56)	19,973
Foreign Bonds and Notes	1,487	52	—	1,539
Total	$68,574	$1,195	$(116)	$69,653

Investments at September 30, 2020 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$1,152	$—	$—	$1,152
U.S. Government Sponsored Agencies	42,032	229	(26)	42,235
Corporate Debt Securities	21,666	1,660	—	23,326
Foreign Bonds and Notes	2,992	82	—	3,074
Total	$67,842	$1,971	$(26)	$69,787

Maturities of investments were as follows at March 31, 2021 (in thousands):

Net Carrying Amount
Due within one year	$6,477
Due after one year through five years	61,007
Due after five years through ten years	2,169
Total	$69,653

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

As of March 31, 2021, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 6.4 million gallons of swap contracts, 4.5 million gallons of call options, 2.8 million gallons of put options, and 54.4 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of March 31, 2021, held 3.8 million gallons of long future contracts and 25.5 million gallons of short future contracts that settle in future months.  To hedge its internal fuel usage and other activities for fiscal 2021, the Company held 0.5 million gallons of call options and swap contracts that settle in future months.

As of March 31, 2020, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 8.9 million gallons of swap contracts, 5.3 million gallons of call options, 4.0 million gallons of put options, and 52.8 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of March 31, 2020, held 32.6 million gallons of long future contracts, and 52.1 million gallons of short future contracts that settle in future months. To hedge its internal fuel usage and other activities for fiscal 2020 and 2021, the Company held 7.3 million gallons of call options and swap contracts and 0.2 million gallons of short swap contracts that settle in future months.

As of March 31, 2021, the Company has interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $61.5 million, or 53%, of its long term debt.  The Company has designated its interest rate swap agreements as cash flow hedging derivatives.  To the extent these derivative instruments are effective and the accounting standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings.  As of March 31, 2021 the fair value of the swap contracts was $(2.1) million. As of September 30, 2020, the notional value of the swap contracts was $64.0 million and the fair value of the swap contracts was $(3.1) million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Toronto-Dominion Bank and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At March 31, 2021, the aggregate cash posted as collateral in the normal course of business at counterparties was $1.8 million and recorded in “Prepaid expense and other current assets.” Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of March 31, 2021, no hedge positions and payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at March 31, 2021
Commodity contracts	Fair asset value of derivative instruments	$15,082	$—	$15,082
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net	1,246	—	1,246
Commodity contract assets at March 31, 2021		$16,328	$—	$16,328
Liability Derivatives at March 31, 2021
Commodity contracts	Fair asset value of derivative instruments	$(3,666)	$—	$(3,666)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net	(445)	—	(445)
Commodity contract liabilities at March 31, 2021		$(4,111)	$—	$(4,111)
Asset Derivatives at September 30, 2020
Commodity contracts	Fair liability value of derivative instruments	$24,274	$—	$24,274
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	1,890	—	1,890
Commodity contract assets September 30, 2020		$26,164	$—	$26,164
Liability Derivatives at September 30, 2020
Commodity contracts	Fair liability value of derivative instruments	$(35,711)	$—	$(35,711)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	(1,779)	—	(1,779)
Commodity contract liabilities September 30, 2020		$(37,490)	$—	$(37,490)

The Company’s commodity derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$15,082	$(3,666)	$11,416	$—	$—	$11,416
Long-term derivative assets included in deferred charges and other assets, net	1,246	(445)	801	—	—	801
Total at March 31, 2021	$16,328	$(4,111)	$12,217	$—	$—	$12,217
Long-term derivative assets included in other long-term assets, net	$1,605	$(1,478)	$127	$—	$—	$127
Fair liability value of derivative instruments	24,274	(35,711)	(11,437)	—	—	(11,437)
Long-term derivative liabilities included in other long-term liabilities, net	285	(301)	(16)	—	—	(16)
Total at September 30, 2020	$26,164	$(37,490)	$(11,326)	$—	$—	$(11,326)

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
Commodity contracts	Cost of product (a)	$(5,064)	$(3,700)	$6,514	$2,349
Commodity contracts	Cost of installations and service (a)	$(130)	$233	$(37)	$224
Commodity contracts	Delivery and branch expenses (a)	$(193)	$626	$8	$597
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$(8,224)	$11,670	$(25,619)	$5,253

(a)	Represents realized closed positions and includes the cost of options as they expire.
(b)	Represents the change in value of unrealized open positions and expired options.

7) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	March 31, 2021	September 30, 2020
Product	$38,993	$29,799
Parts and equipment	20,146	20,457
Total inventory	$59,139	$50,256

8) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	March 31, 2021	September 30, 2020
Property and equipment	$231,092	$220,220
Less: accumulated depreciation	133,163	126,725
Property and equipment, net	$97,929	$93,495

9) Business Combinations and Divestitures

During fiscal year 2021 the Company has acquired two propane and two heating oil dealers for an aggregate of approximately $39.3 million; $38.4 million in cash and $0.9 million of deferred liabilities.  The gross purchase price was allocated $34.2 million to intangible assets, $5.9 million to fixed assets and reduced by $0.8 million in working capital credits. The estimated working capital associated with the acquisitions is subject to a final post closing adjustment, and as of March 31, 2021 the intangibles and goodwill have been provisionally determined.  The Company will record any material adjustments to the initial estimates based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period the adjustment arises. The Company also sold certain propane assets for cash proceeds of $6.1 million.

Through the second quarter of fiscal year 2020, the Company acquired the customer list and the assets of a heating oil dealer for an aggregate purchase price of approximately $0.5 million.

10) Goodwill and Intangible Assets, net

Goodwill

A summary of changes in Company’s goodwill is as follows (in thousands):

Balance as of September 30, 2020	$240,327
Fiscal year 2021 business combinations	12,872
Balance as of March 31, 2021	$253,199

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	March 31, 2021			September 30, 2020
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$401,630	$320,809	$80,821	$382,942	$312,928	$70,014
Trade names and other intangibles	39,977	18,319	21,658	37,382	17,103	20,279
Total	$441,607	$339,128	$102,479	$420,324	$330,031	$90,293

Amortization expense for intangible assets was $9.1 million for the six months ended March 31, 2021, compared to $10.6 million for the six months ended March 31, 2020.

11) Long-Term Debt and Bank Facility Borrowings

The Company’s debt is as follows (in thousands):

	March 31,		September 30,
	2021		2020
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$35,000	$35,000	$—	$—
Senior Secured Term Loan (b)	116,408	117,000	122,805	123,500
Total debt	$151,408	$152,000	$122,805	$123,500
Total short-term portion of debt	$48,000	$48,000	$13,000	$13,000
Total long-term portion of debt	$103,408	$104,000	$109,805	$110,500

(a)	The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)	Carrying amounts are net of unamortized debt issuance costs of $0.6 million as of March 31, 2021 and $0.7 million as of September 30, 2020.

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

The interest rate on the fifth amended and restated revolving credit facility and the Term Loan is based on a margin over LIBOR or a base rate. At March 31, 2021, the effective interest rate on the Term Loan was approximately 4.2% and the effective interest rate on revolving credit facility borrowings was approximately 2.5%. At September 30, 2020, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 5.2% and 4.0%, respectively.

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

At March 31, 2021, $117.0 million of the Term Loan was outstanding, $35.0 million was outstanding under the revolving credit facility, no hedge positions were secured under the credit agreement, and $3.5 million of letters of credit were issued and outstanding. At September 30, 2020, $123.5 million of the Term Loan was outstanding, no amount was outstanding under the revolving credit facility, $11.1 million of hedge positions were secured under the credit agreement, and $3.5 million of letters of credit were issued and outstanding.

At March 31, 2021, availability was $225.5 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio. At September 30, 2020, availability was $203.4 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio.

12) Income Taxes

 The accompanying financial statements are reported on a fiscal year, however, the Company and its corporate subsidiaries file Federal and State income tax returns on a calendar year.

The current and deferred income tax expense for the three and six months ended March 31, 2021, and March 31, 2020 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2021	2020	2021	2020
Income before income taxes	$117,316	$83,108	$170,004	$122,645
Current income tax expense	23,130	25,814	34,357	36,260
Deferred income tax expense (benefit)	9,022	(1,114)	12,623	222
Total income tax expense	$32,152	$24,700	$46,980	$36,482

At March 31, 2021, we did not have unrecognized income tax benefits.

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

13) Supplemental Disclosure of Cash Flow Information

	Six Months Ended
Cash paid during the period for:	March 31,
(in thousands)	2021	2020
Income taxes, net	$4,606	$9,992
Interest	$4,756	$6,543

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

15) Earnings Per Limited Partner Unit

The following table presents the net income allocation and per unit data:

	Three Months Ended		Six Months Ended
Basic and Diluted Earnings Per Limited Partner:	March 31,		March 31,
(in thousands, except per unit data)	2021	2020	2021	2020
Net income	$85,164	$58,408	$123,024	$86,163
Less General Partner’s interest in net income	681	409	977	601
Net income available to limited partners	84,483	57,999	122,047	85,562
Less dilutive impact of theoretical distribution of earnings *	15,457	10,283	21,798	14,631
Limited Partner’s interest in net income	$69,026	$47,716	$100,249	$70,931
Per unit data:
Basic and diluted net income available to limited partners	$2.09	$1.25	$2.95	$1.83
Less dilutive impact of theoretical distribution of earnings *	0.38	0.22	0.52	0.31
Limited Partner’s interest in net income	$1.71	$1.03	$2.43	$1.52
Weighted average number of Limited Partner units outstanding	40,382	46,244	41,324	46,760

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

16) Subsequent Events

Acquisition

In April 2021, the Company purchased the customer list and assets of a heating oil dealer for an aggregate amount of approximately $3.2 million; $2.3 million in cash and $0.9 million of contingent liabilities. The purchase price was allocated $3.0 million to intangible assets, $0.3 million to fixed assets and reduced by $0.1 million for working capital credits.

Quarterly Distribution Declared

In April 2021, we declared a quarterly distribution of $0.1425 per unit, or $0.57 per unit on an annualized basis, on all Common Units with respect to the second quarter of fiscal 2021, payable on May 11, 2021, to holders of record on May 3, 2021. The amount of distributions in excess of the minimum quarterly distribution of $0.0675 are distributed in accordance with our Partnership Agreement, subject to the management incentive compensation plan. As a result, $5.7 million will be paid to the Common Unit holders, $0.3 million to the General Partner unit holders (including $0.3 million of incentive distribution as provided in our Partnership Agreement) and $0.3 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

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

We have been designated by state and local governmental officials in the markets we serve as providing essential services during the COVID-19 pandemic. Therefore, we have continued to make fuel deliveries and provide emergency services to all areas in which we operate.  We are closely monitoring all official pronouncements and executive orders concerning our status as an essential business.  To date, we have not experienced any supply chain issues impacting our ability to deliver petroleum products to our customers. However, we are experiencing disruptions in the procurement of certain home generators.  Since March 2020, we have implemented various measures in response to the COVID-19 pandemic, such as a majority of our office personnel working remotely.  While these measures have not significantly impacted our ability to serve our customers to date, these measures may become strained or result in service delays.

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

The decline in economic activity impacted our motor fuels business in the third and fourth quarters of fiscal 2020 as well as the first and second quarter of fiscal 2021. While it has not yet materially impacted our ability to serve our customers, a combination of continued higher than normal unemployment benefits and an increased desire of prospective employees to work from home has impacted our ability to fully staff our customer service and sales functions.  We cannot predict how long this staffing issue will continue, but the shortage in conjunction with any kind of spike in customer activity could cause unacceptable delays in response times and increase customer losses.

As of March 31, 2021, we had accounts receivable of $187.5 million, of which $148.6 million was due from residential customers and $38.9 million due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If past due balances that do not meet the eligibility tests as found in our fifth amended and restated credit agreement increase from historic levels, our future ability to borrow would be reduced.

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

	Fiscal 2021 (a)		Fiscal 2020		Fiscal 2019		Fiscal 2018		Fiscal 2017
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$1.08	$1.51	$1.86	$2.05	$1.66	$2.44	$1.74	$2.08	$1.39	$1.70
March 31	1.46	1.97	0.95	2.06	1.70	2.04	1.84	2.14	1.49	1.70
June 30	—	—	0.61	1.22	1.78	2.12	1.96	2.29	1.37	1.65
September 30	—	—	1.08	1.28	1.75	2.08	2.05	2.35	1.45	1.86

(a)	On April 30, 2021, the NYMEX ultra low sulfur diesel contract closed at $1.92 per gallon or $0.41 per gallon higher than the average of $1.51 in the six months of Fiscal 2021.

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

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2021	$33,511	$29,809
2022	29,073	22,225
2023	25,765	20,637
2024	21,452	19,980
2025	17,340	18,681
2026	13,368	17,943

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

Under these contracts, we are entitled to a payment if the total number of degree days within the hedge period is less than the applicable “Payment Thresholds,” or strikes. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year. For the six months ended March 31, 2021 and March 31, 2020 we recorded a $3.4 million benefit and a $10.1 million benefit, respectively.

For fiscal 2022, we entered into a weather hedging contract under which we are entitled to a payment capped at $7.5 million if degree days are less than the Payment Threshold. The hedge period runs from November 1, 2021 through March 31, 2022 taken as a whole.

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2021			2020			2019
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	19,100	19,900	(800)	23,900	23,100	800	26,200	25,400	800
Second Quarter	12,600	17,800	(5,200)	12,600	18,200	(5,600)	12,600	22,300	(9,700)
Third Quarter	—	—	—	8,000	13,600	(5,600)	7,100	15,900	(8,800)
Fourth Quarter	—	—	—	10,700	15,800	(5,100)	13,200	20,600	(7,400)
Total	31,700	37,700	(6,000)	55,200	70,700	(15,500)	59,100	84,200	(25,100)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2021			2020			2019
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	4.4%	4.6%	(0.2%)	5.3%	5.1%	0.2%	5.8%	5.6%	0.2%
Second Quarter	2.9%	4.1%	(1.2%)	2.8%	4.0%	(1.2%)	2.8%	5.0%	(2.2%)
Third Quarter	—	—	—	1.8%	3.0%	(1.2%)	1.6%	3.5%	(1.9%)
Fourth Quarter	—	—	—	2.3%	3.5%	(1.2%)	2.7%	4.2%	(1.5%)
Total	7.3%	8.7%	(1.4%)	12.2%	15.6%	(3.4%)	12.9%	18.3%	(5.4%)

For the six months ended March 31, 2021, the Company lost 6,000 accounts (net), or 1.4% of its home heating oil and propane customer base, compared to 4,800 accounts lost (net), or 1.0% of its home heating oil and propane customer base, during the six months ended March 31, 2020. Gross customer gains were 4,800 less than the prior year’s comparable period, and gross customer losses were 3,600 accounts less. The 1,200 account increase in net customer attrition was negatively impacted by the sale of certain propane assets in October 2020, which generated approximately 1,000 accounts (net) through the six months ended March 31, 2020 as compared to approximately 100 accounts (net) in October 2020.

During the six months ended March 31, 2021, we estimate that we lost 0.7% of our home heating oil and propane accounts to natural gas conversions versus 0.7% for the six months ended March 31, 2020 and 0.8% six months ended March 31, 2019.  Losses to natural gas in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates.

Acquisitions

The timing of acquisitions and the types of products sold by acquired companies impact year-over-year comparisons.  As of March 31, 2021 the Company acquired two propane and two heating oil dealers, and in April 2021 acquired a heating oil dealer.  During fiscal 2020 the Company acquired two heating oil dealers.  The following tables detail the Company’s acquisition activity and the associated volume sold during the 12-month period prior to the date of acquisition.

(in thousands of gallons)
Fiscal 2021 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Other Petroleum Products	Total
1	December	5,452	—	5,452
2	December	1,318	—	1,318
3	February	305	—	305
4	March	1,163	—	1,163
5	April	4,509	166	4,675
		12,747	166	12,913

(in thousands of gallons)
Fiscal 2020 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Other Petroleum Products	Total
1	October	1,085	—	1,085
2	July	2,400	—	2,400
		3,485	—	3,485

Sale of Propane Assets

In October 2020 we sold certain propane assets, which included a customer list of approximately 12,300 customers, for $7.0 million. The following table details sales generated from the propane assets sold:

	Years Ended September 30,
(in thousands)	2020	2019	2018
Volume:
Propane	2,741	2,765	2,885

Sales:
Petroleum Products	$5,906	$6,377	$6,478
Installations and Services	1,224	1,540	2,184
Total Sales	$7,130	$7,917	$8,662

Protected Price Account Renewals

A substantial majority of the Company’s price-protected customers have agreements with us that are subject to annual renewal in the period between April and November of each fiscal year. If a significant number of these customers elect not to renew their price-protected agreements with us and do not continue as our customers under a variable price-plan, the Company’s near term profitability, liquidity and cash flow will be adversely impacted.  As of April 30, 2021, the wholesale cost of home heating oil as measured by the New York Mercantile Exchange was $1.92 per gallon, approximately $1.19 per gallon higher than at April 30, 2020.  Based on these recent prices, our price-protected customers will be offered renewal contracts at significantly higher prices than last year which, may adversely impact the acceptance rate of these renewals.

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

Three Months Ended March 31, 2021

Compared to the Three Months Ended March 31, 2020

Volume

For the three months ended March 31, 2021, retail volume of home heating oil and propane sold increased by 21.4 million gallons, or 15.7%, to 157.6 million gallons, compared to 136.2 million gallons for the three months ended March 31, 2020. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended March 31, 2021 were 16.2% colder than the three months ended March 31, 2020. Temperatures during the three months ended March 31, 2021 were 8.6% warmer than normal, as reported by NOAA. For the twelve months ended March 31, 2021, net customer attrition for the base business was 3.8%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.”  An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended March 31, 2020	136.2
Net customer attrition	(6.5)
Impact of colder temperatures	21.6
Acquisitions	3.4
Sale of certain propane assets	(1.0)
Other (a)	3.9
Change	21.4
Volume - Three months ended March 31, 2021	157.6
(a)	Due to the timing of deliveries attributable in part to staffing efficiencies, this favorable volume variance may reduce expected volume in future periods.

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended March 31, 2021, compared to the three months ended March 31, 2020:

	Three Months Ended
Customers	March 31, 2021	March 31, 2020
Residential Variable	44.0%	42.0%
Residential Price-Protected (Ceiling and Fixed Price)	44.1%	45.5%
Commercial/Industrial	11.9%	12.5%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold decreased by 0.9 million gallons, or 2.4%, to 35.7 million gallons for the three months ended March 31, 2021, compared to 36.6 million gallons for the three months ended March 31, 2020 due to lower volume sales of motor fuels (1.1 million gallons) resulting from COVID-19’s impact on economic activity and the loss of certain accounts and partially offset by higher wholesale volume sales (0.2 million gallons) due to the colder weather.  We believe that the decline in motor fuel sales may continue in the near term.

Product Sales

For the three months ended March 31, 2021, product sales increased by $58.1 million, or 12.1%, to $539.4 million, compared to $481.3 million for the three months ended March 31, 2020, reflecting an increase in total volume sold of 11.9%.

Installations and Services

For the three months ended March 31, 2021, installation and service revenue increased by $2.9 million, or 4.8%, to $64.7 million, compared to $61.8 million for the three months ended March 31, 2020.  Service and installation sales increased largely due to an increase in installation sales.

Cost of Product

For the three months ended March 31, 2021, cost of product increased $28.2 million, or 9.9%, to $313.6 million, compared to $285.4 million for the three months ended March 31, 2020 due to the impact of an increase in total volume sold of 11.9% partially offset by a $0.0290 per gallon, or 1.8%, decrease in wholesale product cost.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended March 31, 2021 increased by $0.0104 per gallon, to $1.3723 per gallon, from $1.3619 per gallon during the three months ended March 31, 2020. During the three months ended March 31, 2021, per gallon margins expanded despite rising wholesale product costs.  In addition, the Company utilizes weighted average costing for computing cost of goods sold, which can delay the timing in which the effects of market changes in product costs are reflected in costs of goods because price changes are weighted into the average costing calculation rather than immediately realized.  This favorably impacted product gross profit during the three months ended March 31, 2020 by $6.9 million due to declining product prices during the period. We cannot assume that the per gallon margins realized during fiscal 2021 are sustainable for future periods. Product sales and cost of product include home heating oil, propane, motor fuel, other petroleum products and liquidated damages billings.

	Three Months Ended
	March 31, 2021		March 31, 2020
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	157.6		136.2
Sales	$466.4	$2.9603	$413.5	$3.0358
Cost	$250.2	$1.5880	$228.0	$1.6739
Gross Profit	$216.2	$1.3723	$185.5	$1.3619

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	35.7		36.6
Sales	$73.0	$2.0438	$67.8	$1.8534
Cost	$63.4	$1.7744	$57.4	$1.5683
Gross Profit	$9.6	$0.2694	$10.4	$0.2851

Total Product	Amount (in millions)	Amount (in millions)
Sales	$539.4	$481.3
Cost	$313.6	$285.4
Gross Profit	$225.8	$195.9

For the three months ended March 31, 2021, total product gross profit was $225.8 million, which was $29.9 million, or 15.3%, greater than the three months ended March 31, 2020, as an increase in home heating oil and propane volume ($29.1 million) and an increase in home heating oil and propane margins ($1.6 million) was reduced by a slight decline in gross profit from motor fuel and other petroleum products ($0.8 million).

Cost of Installations and Services

Total installation costs for the three months ended March 31, 2021 increased by $1.7 million or 9.5%, to $19.3 million, compared to $17.6 million of installation costs for the three months ended March 31, 2020. Installation costs as a percentage of installation sales were 84.2% for the three months ended March 31, 2021 and 87.2% for the three months ended March 31, 2020.

Service expense increased by $1.4 million, or 3.2%, to $45.1 million for the three months ended March 31, 2021, representing 107.7% of service sales, versus $43.7 million, or 105.0% of service sales, for the three months ended March 31, 2020.  We realized a combined gross profit from service and installation of $0.4 million for the three months ended March 31, 2021 compared to a gross profit of $0.5 million for the three months ended March 31, 2020, a $0.1 million decline in profitability. Management views the service and installation department on a combined basis because many overhead functions cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended March 31, 2021, the change in the fair value of derivative instruments resulted in an $8.2 million credit due to an increase in the market value for unexpired hedges (a $9.4 million credit), partially offset by a $1.2 million charge due to the expiration of certain hedged positions.

During the three months ended March 31, 2020, the change in the fair value of derivative instruments resulted in an $11.7 million charge due to a decrease in the market value for unexpired hedges (a $15.2 million charge) partially offset by a $3.5 million credit due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the three months ended March 31, 2021, delivery and branch expenses increased $15.4 million, or 18.1%, to $100.9 million, compared to $85.5 million for the three months ended March 31, 2020. Operating expenses increased by $13.6 million due to the impact of our weather hedging program. For the three months ended of March 31, 2021, we recorded a charge related to the program that increased delivery and branch expenses by $0.5 million. During the three months ended March 31, 2020, we recorded a benefit related to the program of $13.1 million. (The quarter ended March 31, 2020 was warmer than normal and resulted in reversing a $3.0 million expected payment by Star and recording a benefit to Star of $10.1 million for a total change of $13.1 million during the quarter.) Direct delivery expense rose by $3.3 million, or 9.9%, due to a 15.7% increase in home heating oil and propane volume and other operating costs decreased by $1.5 million, as lower bad debt and credit card processing fees ($1.4 million) and lower insurance expense ($1.3 million) was reduced by normal operating expense increases of $1.2 million.

Depreciation and Amortization Expenses

For the three months ended March 31, 2021, depreciation and amortization expenses decreased $0.8 million, or 9.0% to $8.3 million, compared to $9.1 million for the three months ended March 31, 2020 primarily due to lower amortization expense related to intangible assets that fully amortized in the prior fiscal year.

General and Administrative Expenses

For the three months ended March 31, 2021, general and administrative expenses increased by $0.9 million or 16.6%, to $6.3 million, from $5.4 million for the three months ended March 31, 2020, primarily due to higher profit sharing expense.  The Company accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees. This amount is payable when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool adjusts accordingly based on Adjusted EBITDA levels achieved.

Finance Charge Income

For the three months ended March 31, 2021, finance charge income decreased to $0.8 million from $1.3 million for the three months ended March 31, 2020, primarily due to lower customer late payment charges resulting from lower past due receivable balances.

Interest Expense, Net

For the three months ended March 31, 2021, net interest expense decreased by $0.7 million, or 22.5%, to $2.1 million compared to $2.8 million for the three months ended March 31, 2020. The year-over-year change reflects a decrease in average borrowings of $21.9 million from $204.0 million for the three months ended March 31, 2020 to $182.1 million for the three months ended March 31, 2021, and a decrease in the weighted average interest rate from 4.7% for the three months ended March 31, 2020 to 3.4% for the three months ended March 31, 2021. To hedge against rising interest rates, the Company utilizes interest rate swaps.  At March 31, 2021, $61.5 million, or 53%, of our long term debt, was fixed.

Amortization of Debt Issuance Costs

For the three months ended March 31, 2021, amortization of debt issuance cost was $0.2 million, essentially unchanged from the three months ended March 31, 2020.

Income Tax Expense

For the three months ended March 31, 2021, the Company’s income tax expense increased by $7.5 million to $32.2 million, from $24.7 million for the three months ended March 31, 2020, due primarily to an increase in income before income taxes of $34.2 million that was driven by an $19.9 million non-cash favorable change in the fair market value of derivative instruments and $12.9 million increase in Adjusted EBITDA, described below.

Net Income

For the three months ended March 31, 2021, Star’s net income increased $26.8 million, to $85.2 million, primarily due to a favorable change in the fair value of derivative instruments of $19.9 million, a $12.9 million increase in Adjusted EBITDA, described below, lower depreciation and amortization expense of $0.8 million, and partially offset by an increase in income tax expense of $7.5 million.

Adjusted EBITDA

For the three months ended March 31, 2021, Adjusted EBITDA increased by $12.9 million, to $119.7 million compared to the three months ended March 31, 2020.  The impact of higher home heating oil and propane volume (15.7%) more than offset a $13.6 million decline in the benefit recorded from the weather hedge and an increase in total operating expenses of $2.7 million, or 3.0%. While 16.2% colder temperatures drove the increase in home heating oil and propane volume, the colder temperatures were also the primary driver of the $13.6 million decrease in the benefit recorded from the weather hedge.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provide additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income	$85,164	$58,408
Plus:
Income tax expense	32,152	24,700
Amortization of debt issuance costs	243	253
Interest expense, net	2,136	2,756
Depreciation and amortization	8,268	9,089
EBITDA (a)	127,963	95,206
(Increase) / decrease in the fair value of derivative instruments	(8,224)	11,670
Adjusted EBITDA (a)	119,739	106,876
Add / (subtract)
Income tax expense	(32,152)	(24,700)
Interest expense, net	(2,136)	(2,756)
Provision for losses on accounts receivable	732	2,193
(Increase) decrease in accounts receivables	(40,998)	16,183
(Increase) decrease in inventories	(2,475)	27,435
Decrease in customer credit balances	(34,434)	(16,564)
Change in deferred taxes	9,022	(1,114)
Change in other operating assets and liabilities	15,176	(5,087)
Net cash provided by operating activities	$32,474	$102,466
Net cash used in investing activities	$(4,059)	$(5,534)
Net cash used in financing activities	$(38,379)	$(101,173)

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

Six Months Ended March 31, 2021

Compared to the Six Months Ended March 31, 2020

Volume

For the six months ended March 31, 2021, retail volume of home heating oil and propane sold increased by 3.8 million gallons, or 1.5%, to 247.1 million gallons, compared to 243.3 million gallons for the six months ended March 31, 2020. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the six months ended March 31, 2021 were 2.9% colder than the six months ended March 31, 2020. Temperatures during the six months ended March 31, 2021 were 11.4% warmer than normal, as reported by NOAA. For the twelve months ended March 31, 2021, net customer attrition for the base business was 3.8%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.”  An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Six months ended March 31, 2020	243.3
Net customer attrition	(11.5)
Impact of colder temperatures	6.9
Acquisitions	4.0
Sale of certain propane assets	(1.8)
Other (a)	6.2
Change	3.8
Volume - Six months ended March 31, 2021	247.1
(a)	Due to the timing of deliveries attributable in part to staffing efficiencies, this favorable volume variance may reduce expected volume in future periods.

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the six months ended March 31, 2021, compared to the six months ended March 31, 2020:

	Six Months Ended
Customers	March 31, 2021	March 31, 2020
Residential Variable	43.5%	42.1%
Residential Price-Protected (Ceiling and Fixed Price)	44.6%	45.6%
Commercial/Industrial	11.9%	12.3%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold decreased by 4.6 million gallons, or 5.9%, to 73.4 million gallons for the six months ended March 31, 2021, compared to 78.0 million gallons for the six months ended March 31, 2020 due to lower volume sales of motor fuels (4.3 million gallons) resulting from COVID-19’s impact on economic activity and the loss of certain accounts and lower wholesale volume sales (0.3 million gallons).  We believe that the decline in motor fuel sales may continue in the near term.

Product Sales

For the six months ended March 31, 2021, product sales decreased by $0.1 billion, or 8.1%, to $0.8 billion, compared to $0.9 billion for the six months ended March 31, 2020, largely due to a decrease in wholesale product cost of $0.2676 per gallon, or 15.0%.

Installations and Services

For the six months ended March 31, 2021, installation and service revenue decreased by $0.3 million, or 0.2%, to $137.7 million, compared to $138.0 million for the six months ended March 31, 2020.

Cost of Product

For the six months ended March 31, 2021, cost of product decreased $87.3 million, or 15.2%, to $485.7 million, compared to $573.0 million for the six months ended March 31, 2020 due to the impact of a $0.2676 per gallon, or 15.0%, decrease in wholesale product cost.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the six months ended March 31, 2021 increased by $0.0374 per gallon, to $1.3529 per gallon, from $1.3155 per gallon during the six months ended March 31, 2020. During the six months ended March 31, 2021, per gallon margins expanded despite rising wholesale product costs.  In addition, the Company utilizes weighted average costing for computing cost of goods sold, which can delay the timing in which the effects of market changes in product costs are reflected in costs of goods because price changes are weighted into the average costing calculation rather than immediately realized.  This favorably impacted product gross profit during the six months ended March 31, 2020 by $6.9 million due to declining product prices during the period. We cannot assume that the per gallon margins realized during fiscal 2021 are sustainable for future periods. Product sales and cost of product include home heating oil, propane, motor fuel, other petroleum products and liquidated damages billings.

	Six Months Ended
	March 31, 2021		March 31, 2020
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	247.1		243.3
Sales	$707.2	$2.8623	$756.8	$3.1102
Cost	$372.9	$1.5094	$436.7	$1.7947
Gross Profit	$334.3	$1.3529	$320.1	$1.3155

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	73.4		78.0
Sales	$132.5	$1.8054	$157.2	$2.0143
Cost	$112.8	$1.5365	$136.3	$1.7471
Gross Profit	$19.7	$0.2689	$20.9	$0.2672

Total Product	Amount (in millions)	Amount (in millions)
Sales	$839.7	$914.0
Cost	$485.7	$573.0
Gross Profit	$354.0	$341.0

For the six months ended March 31, 2021, total product gross profit was $354.0 million, which was $13.0 million, or 3.8% more than for the six months ended March 31, 2020, as a $4.9 million increase in home heating oil and propane volume and $9.3 million increase in home heating oil and propane margins were slightly reduced by a $1.2 million decrease in gross profit from motor fuel and other petroleum products.

Cost of Installations and Services

Total installation costs for the six months ended March 31, 2021 increased by $0.4 million or 1.0%, to $42.8 million, compared to $42.4 million of installation costs for the six months ended March 31, 2020. Installation costs as a percentage of installation sales were 80.9% for the six months ended March 31, 2021 and 83.5% for the six months ended March 31, 2020.

Service expense decreased by $1.7 million, or 1.9%, to $90.9 million for the six months ended March 31, 2021, representing 107.2% of service sales, versus $92.6 million, or 106.0% of service sales, for the six months ended March 31, 2020.  We realized a combined gross profit from service and installation of $4.1 million for the six months ended March 31, 2021 compared to a gross profit of $3.1 million for the six months ended March 31, 2020, a $1.0 million improvement in profitability. Management views the service and installation department on a combined basis because many overhead functions cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the six months ended March 31, 2021, the change in the fair value of derivative instruments resulted in a $25.6 million credit consisting of a $13.6 million credit due to an increase in the market value for unexpired hedges and a $12.0 million credit due to the expiration of certain hedged positions.

During the six months ended March 31, 2020, the change in the fair value of derivative instruments resulted in a $5.3 million charge consisting of a $14.0 million charge due to a decrease in the market value for unexpired hedges partially offset by an $8.7 million credit due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the six months ended March 31, 2021, delivery and branch expenses decreased $0.6 million, or 0.3%, to $181.6 million, compared to $182.2 million for the six months ended March 31, 2020, as an unfavorable $6.7 million change in the benefit recorded from the weather hedge was more than offset by a reduction in operating costs of $7.3 million, or 4.0%. The benefit recorded from the weather hedge of $3.4 million reduced delivery and branch expenses versus the prior year comparable year’s quarter in which we recorded a weather hedge benefit of $10.1 million. The 4.0% reduction in operating costs compares favorably to the 1.5% increase in home heating oil and propane volume. Lower bad debt and credit card processing fees ($3.0 million), lower insurance expense ($3.0 million) and other expense savings of $1.3 million drove the $7.3 million reduction in operating costs.

Depreciation and Amortization Expenses

For the six months ended March 31, 2021, depreciation and amortization expenses decreased $1.9 million, or 10.6% to $16.2 million, compared to $18.1 million for the six months ended March 31, 2020, primarily due to lower amortization expense related to intangible assets that fully amortized in the prior fiscal year.

General and Administrative Expenses

For the six months ended March 31, 2021, general and administrative expenses increased by $0.7 million or 5.3% to $12.6 million from $11.9 million for the six months ended March 31, 2020, primarily due to higher profit sharing expense.  The Company accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees, and this amount is payable when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool adjusts accordingly based on Adjusted EBITDA levels achieved.

Finance Charge Income

For the six months ended March 31, 2021, finance charge income decreased to $1.2 million from $2.0 million for the six months ended March 31, 2020, primarily due to lower customer late payment charges resulting from lower past due receivable balances.

Interest Expense, Net

For the six months ended March 31, 2021, net interest expense decreased by $1.4 million, or 26.6%, to $4.0 million compared to $5.4 million for the six months ended March 31, 2020.  The year-over-year change reflects a decrease in average borrowings of $37.8 million from $194.0 million for the six months ended March 31, 2020 to $156.2 million for the six months ended March 31, 2021, and a decrease in the weighted average interest rate from 4.9% for the six months ended March 31, 2020 to 3.8% for the six months ended March 31, 2021. To hedge against rising interest rates, the Company utilizes interest rate swaps.  At March 31, 2021, $61.5 million, or 53%, of our long term debt, was fixed.

Amortization of Debt Issuance Costs

For the six months ended March 31, 2021, amortization of debt issuance cost was $0.5 million, essentially unchanged from the six months ended March 31, 2020.

Income Tax Expense

For the six months ended March 31, 2021, the Company’s income tax expense increased by $10.5 million to $47.0 million, from $36.5 million for the six months ended March 31, 2020, due primarily to an increase in income before income taxes of $47.4 million that was driven by an $30.9 million non-cash favorable change in the fair market value of derivative instruments.

Net Income

For the six months ended March 31, 2021, Star’s net income increased $36.9 million, to $123.0 million, primarily due to a favorable change in the fair value of derivative instruments of $30.9 million, a $13.1 million increase in Adjusted EBITDA, described below, and lower depreciation and amortization expense of $1.9 million, partially offset by an increase in income tax expense of $10.5 million.

Adjusted EBITDA

For the six months ended March 31, 2021, Adjusted EBITDA increased by $13.1 million, to $165.1 million compared to the six months ended March 31, 2020.  The impact of slightly higher home heating oil and propane volume (1.5%) an increase in home heating oil and propane margins ($0.0374 per gallon) and lower total operating expenses ($6.6 million) more than offset a $6.7 million decline in the benefit recorded from the weather hedge. While colder temperatures of 2.9% drove the increase in home heating oil and propane volume, the colder temperatures was also the primary driver of the decrease in the benefit ($6.7 million) under our weather hedges.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provide additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Six Months Ended March 31,
(in thousands)	2021	2020
Net income	$123,024	$86,163
Plus:
Income tax expense	46,980	36,482
Amortization of debt issuance costs	490	488
Interest expense, net	3,987	5,435
Depreciation and amortization	16,225	18,139
EBITDA (a)	190,706	146,707
(Increase) / decrease in the fair value of derivative instruments	(25,619)	5,253
Adjusted EBITDA (a)	165,087	151,960
Add / (subtract)
Income tax expense	(46,980)	(36,482)
Interest expense, net	(3,987)	(5,435)
Provision for losses on accounts receivable	256	3,203
Increase in accounts receivables	(103,987)	(69,562)
(Increase) decrease in inventories	(9,652)	12,008
Decrease in customer credit balances	(43,421)	(32,462)
Change in deferred taxes	12,623	222
Change in other operating assets and liabilities	35,534	27,423
Net cash provided by operating activities	$5,473	$50,875
Net cash used in investing activities	$(39,962)	$(13,197)
Net cash used in financing activities	$(13,539)	$(32,276)

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

During the six months ended March 31, 2021, cash provided by operating activities decreased $45.4 million to $5.5 million, compared to $50.9 million of cash provided by operating activities during the six months ended March 31, 2020.  The decrease was driven by a $45.4 million unfavorable change in accounts receivable (including customer credit balances) due to colder temperatures and higher sales volume in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020, a $21.7 million unfavorable change in inventory due primarily to the higher cost of liquid product on hand as of March 31, 2021 as compared to March 31, 2020, a $12.6 million unfavorable change in amounts receivable/accrued for settled derivative contracts due primary to higher NYMEX ultra low sulfur diesel contract pricing as of March 31, 2021 as compared to March 31, 2020, and $0.3 million of other changes in working capital, that was partially offset by a $20.2 million increase in cash flows from operations, and a $14.4 million favorable change in accounts payable due to the pricing and timing of inventory purchases.

Investing Activities

During the six months ended March 31, 2021, the Company acquired two propane and two heating oil dealers for an aggregate of approximately $39.3 million; $38.4 million in cash and $0.9 million of deferred liabilities.  The gross purchase price was allocated $34.2 million to intangible assets, $5.9 million to fixed assets and reduced by $0.8 million in working capital credits.

Our capital expenditures for the six months ended March 31, 2021 totaled $7.2 million, as we invested in computer hardware and software ($1.0 million), refurbished certain physical plants ($1.4 million), expanded our propane operations ($1.1 million) and made additions to our fleet and other equipment ($3.7 million).

During the six months ended March 31, 2021, $0.6 million of earnings were reinvested into the irrevocable trust. The cash deposited into the trust is shown on our balance sheet as captive insurance collateral and, correspondingly, reduced cash on our balance sheet. We believe that investments into the irrevocable trust lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

On October 27, 2020, the Company sold certain propane assets for cash proceeds of $6.1 million.

Our capital expenditures for the six months ended March 31, 2020 totaled $5.7 million, as we invested in computer hardware and software ($1.4 million), refurbished certain physical plants ($1.4 million), expanded our propane operations ($1.0 million) and made additions to our fleet and other equipment ($1.9 million). During the six months ended March 31, 2020, we also deposited $6.4 million into an irrevocable trust to secure certain liabilities for our captive insurance company and another $0.8 million of earnings were reinvested into the irrevocable trust. During the six months ended March 31, 2020, the Company acquired the customer list and the assets of a heating oil dealer for an aggregate purchase price of approximately $0.5 million.

Financing Activities

During the six months ended March 31, 2021, we repaid $6.5 million of our term loan, borrowed $75.2 million under our revolving credit facility and subsequently repaid $40.2 million, repurchased 3.1 million Common Units for $30.5 million primarily in connection with our unit repurchase plan, and paid distributions of $11.1 million to our Common Unit holders and $0.5 million to our General Partner unit holders (including $0.4 million of incentive distributions as provided in our Partnership Agreement).

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

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, and business conditions, especially in light of the impact of COVID-19, weather, the ability to collect current and future accounts receivable, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of March 31, 2021 ($8.9 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and from subsequent seasonal reductions in inventory and accounts receivable. As of March 31, 2021, we had accounts receivable of $187.5 million of which $148.6 million is due from residential customers and $38.9 million is due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If these balances do not meet the eligibility tests as found in our fifth amended and restated credit agreement, our ability to borrow will be reduced and our anticipated cash flow from operating activities will also be reduced. As of March 31, 2021, we had $35.0 million in borrowings under our revolving credit facility, $117.0 million outstanding under our term loan, and $3.5 million in letters of credit outstanding.

Under the terms of the fifth amended and restated credit agreement, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 15% of the maximum facility size and a fixed charge coverage ratio of not less than 1.15. We must also maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 4.5 as of December 31st or March 31st. As of March 31, 2021, Availability, as defined in the fifth amended and restated revolving credit facility agreement, was $225.5 million and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for the remainder of fiscal 2021 are estimated to be approximately $10.0 million to $12.0 million, excluding the capital requirements for leased fleet. In addition, we plan to invest approximately $0.5 million to $0.9 million in our propane operations. Distributions for the balance of fiscal 2021, at the current quarterly level of $0.1425 per unit, would result in aggregate payments of approximately $11.5 million to Common Unit holders, $0.5 million to our General Partner (including $0.5 million of incentive distribution as provided for in our Partnership Agreement) and $0.5 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. Under the terms of our credit facility, our term loan is repayable in quarterly payments of $3.25 million. Over the last two fiscal years, the Company was required to deposit on average $9.2 million into our captive insurance company as collateral. For fiscal 2021, we are not required to make any additional deposits.  Further, subject to any additional liquidity issues or concerns resulting from the current COVID-19 pandemic, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

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

At March 31, 2021, we had outstanding borrowings totaling $152.0 million, which are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $1.1 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at March 31, 2021, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $5.6 million to a fair market value of $17.8 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $4.5 million to a fair market value of $7.7 million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2021. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

c) Other

The General Partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of the General Partner have concluded, as of March 31, 2021, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Note 4 to the Condensed Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the six months ended March 31, 2021 is incorporated into this Item 2 by reference.

Item 6.

Exhibits

(a)	Exhibits Included Within:

10.1

Unit Purchase Agreement, dated as of January 27, 2021, between the Company and Moab Partners, L.P. (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 3,  2021)

31.1	Certification of Chief Executive Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Star Group, L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Group, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary Kestrel Heat LLC (Principal Financial Officer)	May 5, 2021

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller Kestrel Heat LLC (Principal Accounting Officer)	May 5, 2021