Form 10-Q
period 2021-06-30
STAR GROUP, L.P.
filed 2021-08-04
CIK 1002590

!8

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

At July 31, 2021, the registrant had 39,605,820 Common Units outstanding.

STAR GROUP, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2021	2020
(in thousands)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,500	$56,911
Receivables, net of allowance of $5,912 and $6,121, respectively	119,348	83,594
Inventories	56,669	50,256
Fair asset value of derivative instruments	18,866	—
Prepaid expenses and other current assets	32,178	29,554
Assets held for sale	—	6,030
Total current assets	232,561	226,345
Property and equipment, net	99,266	93,495
Operating lease right-of-use assets	96,613	99,776
Goodwill	253,298	240,327
Intangibles, net	100,434	90,293
Restricted cash	250	250
Captive insurance collateral	69,795	69,787
Deferred charges and other assets, net	18,094	18,343
Total assets	$870,311	$838,616
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$32,232	$30,827
Liabilities held for sale	—	1,265
Fair liability value of derivative instruments	—	11,437
Current maturities of long-term debt	13,000	13,000
Current portion of operating lease liabilities	16,712	19,139
Accrued expenses and other current liabilities	143,893	127,286
Unearned service contract revenue	57,325	58,430
Customer credit balances	53,255	83,471
Total current liabilities	316,417	344,855
Long-term debt	100,208	109,805
Long-term operating lease liabilities	84,440	85,908
Deferred tax liabilities, net	30,253	17,227
Other long-term liabilities	25,670	25,001
Partners’ capital
Common unitholders	329,892	273,283
General partner	(2,362)	(2,506)
Accumulated other comprehensive loss, net of taxes	(14,207)	(14,957)
Total partners’ capital	313,323	255,820
Total liabilities and partners’ capital	$870,311	$838,616

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per unit data - unaudited)	2021	2020	2021	2020
Sales:
Product	$205,045	$165,182	$1,044,748	$1,079,145
Installations and services	78,055	66,973	215,787	205,018
Total sales	283,100	232,155	1,260,535	1,284,163
Cost and expenses:
Cost of product	146,108	93,264	631,807	666,287
Cost of installations and services	66,901	54,732	200,565	189,674
(Increase) decrease in the fair value of derivative instruments	(4,714)	(3,279)	(30,333)	1,974
Delivery and branch expenses	74,871	72,756	256,500	254,945
Depreciation and amortization expenses	8,568	8,447	24,793	26,586
General and administrative expenses	6,209	6,954	18,770	18,882
Finance charge income	(1,079)	(1,217)	(2,284)	(3,251)
Operating income (loss)	(13,764)	498	160,717	129,066
Interest expense, net	(1,957)	(2,308)	(5,944)	(7,743)
Amortization of debt issuance costs	(242)	(241)	(732)	(729)
Income (loss) before income taxes	(15,963)	(2,051)	154,041	120,594
Income tax expense (benefit)	(3,909)	(2,005)	43,071	34,477
Net income (loss)	$(12,054)	$(46)	$110,970	$86,117
General Partner’s interest in net income (loss)	(98)	(1)	879	600
Limited Partners’ interest in net income (loss)	$(11,956)	$(45)	$110,091	$85,517

Basic and diluted income (loss) per Limited Partner Unit (1):	$(0.30)	$—	$2.24	$1.55
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	40,041	45,246	40,897	46,253

(1)	See Note 15 - Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands - unaudited)	2021	2020	2021	2020
Net income (loss)	$(12,054)	$(46)	$110,970	$86,117
Other comprehensive income:
Unrealized gain on pension plan obligation	234	455	704	1,365
Tax effect of unrealized gain on pension plan obligation	(65)	(127)	(193)	(385)
Unrealized gain (loss) on captive insurance collateral	(47)	986	(913)	1,029
Tax effect of unrealized gain (loss) on captive insurance collateral	11	(207)	193	(214)
Unrealized gain (loss) on interest rate hedges	252	(126)	1,303	(1,508)
Tax effect of unrealized gain (loss) on interest rate hedges	(66)	34	(344)	408
Total other comprehensive income	319	1,015	750	695
Total comprehensive income (loss)	$(11,735)	$969	$111,720	$86,812

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Three Months Ended June 30, 2021
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of March 31, 2021	40,199	326	$353,793	$(1,991)	$(14,526)	$337,276
Net loss	—	—	(11,956)	(98)	—	(12,054)
Unrealized gain on pension plan obligation	—	—	—	—	234	234
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(65)	(65)
Unrealized loss on captive insurance collateral	—	—	—	—	(47)	(47)
Tax effect of unrealized loss on captive insurance collateral	—	—	—	—	11	11
Unrealized gain on interest rate hedges	—	—	—	—	252	252
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(66)	(66)
Distributions	—	—	(5,729)	(273)	—	(6,002)
Retirement of units	(568)	—	(6,216)	—	—	(6,216)
Balance as of June 30, 2021 (unaudited)	39,631	326	$329,892	$(2,362)	$(14,207)	$313,323

	Three Months Ended June 30, 2020
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of March 31, 2020	45,622	326	$334,968	$(1,792)	$(17,221)	$315,955
Net loss	—	—	(45)	(1)	—	(46)
Unrealized gain on pension plan obligation	—	—	—	—	455	455
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(127)	(127)
Unrealized gain on captive insurance collateral	—	—	—	—	986	986
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(207)	(207)
Unrealized loss on interest rate hedges	—	—	—	—	(126)	(126)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	34	34
Distributions	—	—	(5,988)	(248)	—	(6,236)
Retirement of units	(1,155)	—	(9,413)	—	—	(9,413)
Balance as of June 30, 2020 (unaudited)	44,467	326	$319,522	$(2,041)	$(16,206)	$301,275

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Nine Months Ended June 30, 2021
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2020	43,328	326	$273,283	$(2,506)	$(14,957)	$255,820
Net income	—	—	110,091	879	—	110,970
Unrealized gain on pension plan obligation	—	—	—	—	704	704
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(193)	(193)
Unrealized loss on captive insurance collateral	—	—	—	—	(913)	(913)
Tax effect of unrealized loss on captive insurance collateral	—	—	—	—	193	193
Unrealized gain on interest rate hedges	—	—	—	—	1,303	1,303
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(344)	(344)
Distributions	—	—	(16,800)	(735)	—	(17,535)
Retirement of units	(3,697)	—	(36,682)	—	—	(36,682)
Balance as of June 30, 2021 (unaudited)	39,631	326	$329,892	$(2,362)	$(14,207)	$313,323

	Nine Months Ended June 30, 2020
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2019	47,685	326	$279,709	$(1,968)	$(16,901)	$260,840
Net income	—	—	85,517	600	—	86,117
Unrealized gain on pension plan obligation	—	—	—	—	1,365	1,365
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(385)	(385)
Unrealized gain on captive insurance collateral	—	—	—	—	1,029	1,029
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(214)	(214)
Unrealized loss on interest rate hedges	—	—	—	—	(1,508)	(1,508)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	408	408
Distributions	—	—	(17,716)	(673)	—	(18,389)
Retirement of units	(3,218)	—	(27,988)	—	—	(27,988)
Balance as of June 30, 2020 (unaudited)	44,467	326	$319,522	$(2,041)	$(16,206)	$301,275

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
(in thousands - unaudited)	2021	2020
Cash flows provided by (used in) operating activities:
Net income	$110,970	$86,117
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(30,333)	1,974
Depreciation and amortization	25,525	27,315
Provision for losses on accounts receivable	622	4,556
Change in deferred taxes	12,682	(1,154)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(35,954)	4,745
(Increase) decrease in inventories	(6,951)	21,135
Decrease in other assets	545	12,037
Increase (decrease) in accounts payable	2,173	(8,229)
Decrease in customer credit balances	(30,519)	(18,537)
Increase in other current and long-term liabilities	10,698	26,338
Net cash provided by operating activities	59,458	156,297
Cash flows provided by (used in) investing activities:
Capital expenditures	(11,660)	(8,573)
Proceeds from sales of fixed assets	240	395
Proceeds from sale of propane assets	6,093	—
Purchase of investments	(827)	(10,044)
Acquisitions	(40,708)	(496)
Net cash used in investing activities	(46,862)	(18,718)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	75,154	90,202
Revolving credit facility repayments	(75,154)	(151,702)
Loan issuance	—	130,000
Term loan repayments	(9,750)	(95,750)
Distributions	(17,535)	(18,389)
Unit repurchases	(36,682)	(27,988)
Customer retainage payments	(29)	(514)
Payments of debt issue costs	(11)	(1,619)
Net cash used in financing activities	(64,007)	(75,760)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(51,411)	61,819
Cash, cash equivalents, and restricted cash at beginning of period	57,161	5,149
Cash, cash equivalents, and restricted cash at end of period	$5,750	$66,968

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

The Company is organized as follows:

•

Star is a limited partnership, which at June 30, 2021, had outstanding 39.6 million Common Units (NYSE: “SGU”), representing a 99.2% limited partner interest in Star, and 0.3 million general partner units, representing a 0.8% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).  Although Star is a partnership, it is taxed as a corporation and its distributions to unitholders are treated as taxable dividends.

•

Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast and Mid-Atlantic U.S. region retail distributor of home heating oil and propane that at June 30, 2021 served approximately 430,800 full service residential and commercial home heating oil and propane customers and 68,900 customers on a delivery only basis. We also sell gasoline and diesel fuel to approximately 26,900 customers. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including approximately 18,200 service contracts for natural gas and other heating systems.

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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Company’s business, the results of operations and cash flows for the nine-month period ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2021, the $5.8 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $5.5 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2020, the $57.2 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $56.9 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

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

The Company entered into weather hedge contracts for fiscal years 2020 and 2021.  Under these contracts, we are entitled to receive a payment if the total number of degree days within the hedge period is less than the prior ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year. The “Payment Thresholds,” or strikes, are set at various levels for fiscal 2020 and 2021. The maximum that the Company could receive is $12.5 million per year. In addition, for fiscal 2020 and 2021 we were obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold.  For the nine months ended June 30, 2021 and June 30, 2020 we recorded a $3.4 million benefit and a $10.1 million benefit, respectively.

For fiscal 2022, the Company entered into a weather hedge contract with similar terms described above. The maximum that the Company can receive is $7.5 million and there is no potential obligation to pay beyond the cost of the contract.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of June 30, 2021, we had $0.2 million and $16.5 million balances included in the captions “Accrued expenses and other current liabilities” and “Other long-term liabilities,” on our Condensed Consolidated Balance Sheet representing the remaining balance of the NETTI Fund withdrawal liability.  As of September 30, 2020, we had $0.2 million and $16.7 million balances reflected in these categories respectively. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of June 30, 2021 and September 30, 2020 was $26.2 million and $29.0 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

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

Recently Issued Accounting Pronouncements

No recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

3) Revenue Recognition

The following disaggregates our revenue by major sources for the three and nine months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Petroleum Products:
Home heating oil and propane	$111,451	$120,951	$818,664	$877,763
Other petroleum products	93,594	44,231	226,084	201,382
Total petroleum products	205,045	165,182	1,044,748	1,079,145
Installations and Services:
Equipment installations	28,525	21,548	81,450	72,271
Equipment maintenance service contracts	32,196	32,541	86,109	88,213
Billable call services	17,334	12,884	48,228	44,534
Total installations and services	78,055	66,973	215,787	205,018
Total Sales	$283,100	$232,155	$1,260,535	$1,284,163

Deferred Contract Costs

We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We defer these costs only when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate.  Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period of approximately five years.  Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively.  At June 30, 2021, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.4 million and $5.9 million, respectively.  At September 30, 2020, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.4 million and $5.9 million, respectively.  During the nine months ended June 30, 2021 and 2020 we recognized expense of $2.9 million and $3.0 million, respectively, associated with the amortization of deferred contract costs within “Delivery and branch expenses” in the Condensed Consolidated Statement of Operations.

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts.  Contract liabilities are recognized straight-line over the service contract period, generally one year or less.  As of June 30, 2021 and September 30, 2020 the Company had contract liabilities of $106.8 million and $139.6 million, respectively.  During the nine months ended June 30, 2021, the Company recognized $122.2 million of revenue that was included in the September 30, 2020 contract liability balance.  During the nine months ended June 30, 2020 the Company recognized $110.0 million of revenue that was included in the September 30, 2019 contract liability balance.

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

Changes in the allowance for credit losses are as follows:

(in thousands)	Credit Loss Allowance
Balance at September 30, 2020	$6,121
Current period provision	622
Write-offs, net and other	(831)
Balance as of June 30, 2021	$5,912

4) Common Unit Repurchase and Retirement

In July 2012, the Board adopted a plan to repurchase certain of the Company’s Common Units that was amended in fiscal 2018 (the “Repurchase Plan”).  Through August 2020, the Company had repurchased approximately 14.4 million Common Units under the Repurchase Plan.  In August 2020, the Board authorized an increase of the number of Common Units that remained available for the Company to repurchase from 2.0 million to a total of 6.0 million, of which 4.9 million were available for repurchase in open market transactions and 1.1 million were available for repurchase in privately-negotiated transactions. There is no guarantee of the number of units that will be purchased under the Repurchase Plan and the Company may discontinue purchases at any time. The Repurchase Plan does not have a time limit. The Board may also approve additional purchases of units from time to time in private transactions. The Company’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the Common Units purchased under the Repurchase Plan will be retired.

Under the Company’s fifth amended and restated credit agreement dated December 4, 2019, in order to repurchase Common Units we must maintain Availability (as defined in the fifth amended and restated credit agreement) of $45 million, 15.0% of the facility size of $300 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase.  The Company was in compliance with this covenant as of June 30, 2021.

The following table shows repurchases under the Repurchase Plan:

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2020 total	17,697	$8.26	14,622	5,730

First quarter fiscal year 2021 total	2,591	$9.75	1,191	4,539	(b), (c)

Second quarter fiscal year 2021 total	538	$9.67	538	4,001	(d)

April 2021	—	$—	—	4,001
May 2021	309	$10.83	309	3,692	(e)
June 2021	259	$11.06	259	3,433
Third quarter fiscal year 2021 total	568	$10.94	568	3,433

July 2021	25	$11.27	25	3,408	(f)

(a)	Amount includes repurchase costs.
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

(e)

On May 28, 2021, the Company purchased 0.3 million Common Units in a private transaction for aggregate consideration of approximately $2.8 million.  The purchase was made within the Company’s unit repurchase plan.

(f)

Of the total available for repurchase, approximately 3.1 million units are available for repurchase in open market transactions and 0.3 million units are available for repurchase in privately-negotiated transactions, under the Repurchase Plan.

5) Captive Insurance Collateral

The Company considers all of its captive insurance collateral to be Level 1 available-for-sale investments. Investments at June 30, 2021 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$443	$—	$—	$443
U.S. Government Sponsored Agencies	48,841	125	(129)	48,837
Corporate Debt Securities	17,993	1,017	(26)	18,984
Foreign Bonds and Notes	1,486	45	—	1,531
Total	$68,763	$1,187	$(155)	$69,795

Investments at September 30, 2020 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$1,152	$—	$—	$1,152
U.S. Government Sponsored Agencies	42,032	229	(26)	42,235
Corporate Debt Securities	21,666	1,660	—	23,326
Foreign Bonds and Notes	2,992	82	—	3,074
Total	$67,842	$1,971	$(26)	$69,787

Maturities of investments were as follows at June 30, 2021 (in thousands):

Net Carrying Amount
Due within one year	$4,982
Due after one year through five years	63,714
Due after five years through ten years	1,099
Total	$69,795

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

As of June 30, 2021, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 8.9 million gallons of swap contracts, 5.3 million gallons of call options, 2.9 million gallons of put options, and 57.2 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of June 30, 2021, held 3.8 million gallons of long future contracts and 21.5 million gallons of short future contracts that settle in future months.  To hedge its internal fuel usage and other activities for fiscal 2021, the Company held 3.6 million gallons of call options and swap contracts that settle in future months.

As of June 30, 2020, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 8.2 million gallons of swap contracts, 6.3 million gallons of call options, 3.5 million gallons of put options, and 59.5 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of June 30, 2020, held 19.4 million gallons of short swap contracts, 57.2 million gallons of long future contracts, and 59.6 million gallons of short future contracts that settle in future months. To hedge its internal fuel usage and other activities for fiscal 2021, the Company held 7.9 million gallons of call options and swap contracts that settle in future months.

As of June 30, 2021, the Company has interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $60.3 million, or 53%, of its long term debt.  The Company has designated its interest rate swap agreements as cash flow hedging derivatives.  To the extent these derivative instruments are effective and the accounting standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings.  As of June 30, 2021 the fair value of the swap contracts was $(1.8) million. As of September 30, 2020, the notional value of the swap contracts was $64.0 million and the fair value of the swap contracts was $(3.1) million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Toronto-Dominion Bank and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At June 30, 2021, the aggregate cash posted as collateral in the normal course of business at counterparties was $3.6 million and recorded in “Prepaid expense and other current assets.” Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of June 30, 2021, no hedge positions or payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at June 30, 2021
Commodity contracts	Fair asset value of derivative instruments	$21,643	$—	$21,643
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net	1,479	—	1,479
Commodity contract assets at June 30, 2021		$23,122	$—	$23,122
Liability Derivatives at June 30, 2021
Commodity contracts	Fair asset value of derivative instruments	$(2,777)	$—	$(2,777)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net	(423)	—	(423)
Commodity contract liabilities at June 30, 2021		$(3,200)	$—	$(3,200)
Asset Derivatives at September 30, 2020
Commodity contracts	Fair liability value of derivative instruments	$24,274	$—	$24,274
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	1,890	—	1,890
Commodity contract assets September 30, 2020		$26,164	$—	$26,164
Liability Derivatives at September 30, 2020
Commodity contracts	Fair liability value of derivative instruments	$(35,711)	$—	$(35,711)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	(1,779)	—	(1,779)
Commodity contract liabilities September 30, 2020		$(37,490)	$—	$(37,490)

The Company’s commodity derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$21,643	$(2,777)	$18,866	$—	$—	$18,866
Long-term derivative assets included in deferred charges and other assets, net	1,479	(423)	1,056	—	—	1,056
Total at June 30, 2021	$23,122	$(3,200)	$19,922	$—	$—	$19,922
Long-term derivative assets included in other long-term assets, net	$1,605	$(1,478)	$127	$—	$—	$127
Fair liability value of derivative instruments	24,274	(35,711)	(11,437)	—	—	(11,437)
Long-term derivative liabilities included in other long-term liabilities, net	285	(301)	(16)	—	—	(16)
Total at September 30, 2020	$26,164	$(37,490)	$(11,326)	$—	$—	$(11,326)

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
Commodity contracts	Cost of product (a)	$(2,719)	$4,681	$3,795	$7,030
Commodity contracts	Cost of installations and service (a)	$(158)	$282	$(195)	$506
Commodity contracts	Delivery and branch expenses (a)	$—	$664	$8	$1,261
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$(4,714)	$(3,279)	$(30,333)	$1,974

(a)	Represents realized closed positions and includes the cost of options as they expire.
(b)	Represents the change in value of unrealized open positions and expired options.

7) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	June 30, 2021	September 30, 2020
Product	$34,772	$29,799
Parts and equipment	21,897	20,457
Total inventory	$56,669	$50,256

8) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	June 30, 2021	September 30, 2020
Property and equipment	$235,603	$220,220
Less: accumulated depreciation	136,337	126,725
Property and equipment, net	$99,266	$93,495

9) Business Combinations and Divestitures

During fiscal year 2021 the Company has acquired two propane and three heating oil dealers for an aggregate of approximately $42.5 million; $40.7 million in cash and $1.8 million of deferred liabilities.  The gross purchase price was allocated $37.2 million to intangible assets, $6.3 million to fixed assets and reduced by $1.0 million in working capital credits. The estimated working capital associated with the acquisitions is subject to a final post closing adjustment, and as of June 30, 2021 the intangibles and goodwill have been provisionally determined.  The Company will record any material adjustments to the initial estimates based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period the adjustment arises. The Company also sold certain propane assets for cash proceeds of $6.1 million.

Through the third quarter of fiscal year 2020, the Company acquired the customer list and the assets of a heating oil dealer for an aggregate purchase price of approximately $0.5 million.

10) Goodwill and Intangible Assets, net

Goodwill

A summary of changes in Company’s goodwill is as follows (in thousands):

Balance as of September 30, 2020	$240,327
Fiscal year 2021 business combinations	12,971
Balance as of June 30, 2021	$253,298

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	June 30, 2021			September 30, 2020
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$403,913	$325,079	$78,834	$382,942	$312,928	$70,014
Trade names and other intangibles	40,548	18,948	21,600	37,382	17,103	20,279
Total	$444,461	$344,027	$100,434	$420,324	$330,031	$90,293

Amortization expense for intangible assets was $14.0 million for the nine months ended June 30, 2021, compared to $15.3 million for the nine months ended June 30, 2020.

11) Long-Term Debt and Bank Facility Borrowings

The Company’s debt is as follows (in thousands):

	June 30,		September 30,
	2021		2020
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$—	$—	$—	$—
Senior Secured Term Loan (b)	113,208	113,750	122,805	123,500
Total debt	$113,208	$113,750	$122,805	$123,500
Total short-term portion of debt	$13,000	$13,000	$13,000	$13,000
Total long-term portion of debt	$100,208	$100,750	$109,805	$110,500

(a)	The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)	Carrying amounts are net of unamortized debt issuance costs of $0.5 million as of June 30, 2021 and $0.7 million as of September 30, 2020.

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

The interest rate on the fifth amended and restated revolving credit facility and the Term Loan is based on a margin over LIBOR or a base rate. At June 30, 2021, the effective interest rate on the Term Loan was approximately 4.3% and the effective interest rate on revolving credit facility borrowings was approximately 2.4%. At September 30, 2020, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 5.2% and 4.0%, respectively.

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

At June 30, 2021, $113.8 million of the Term Loan was outstanding, no amount was outstanding under the revolving credit facility, no hedge positions were secured under the credit agreement, and $3.1 million of letters of credit were issued and outstanding. At September 30, 2020, $123.5 million of the Term Loan was outstanding, no amount was outstanding under the revolving credit facility, $11.1 million of hedge positions were secured under the credit agreement, and $3.5 million of letters of credit were issued and outstanding.

At June 30, 2021, availability was $195.7 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio. At September 30, 2020, availability was $203.4 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio.

12) Income Taxes

 The accompanying financial statements are reported on a fiscal year, however, the Company and its corporate subsidiaries file Federal and State income tax returns on a calendar year.

The current and deferred income tax expense for the three and nine months ended June 30, 2021, and June 30, 2020 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Income (loss) before income taxes	$(15,963)	$(2,051)	$154,041	$120,594
Current income tax expense (benefit)	(3,968)	(629)	30,389	35,631
Deferred income tax expense (benefit)	59	(1,376)	12,682	(1,154)
Total income tax expense (benefit)	$(3,909)	$(2,005)	$43,071	$34,477

At June 30, 2021, we did not have unrecognized income tax benefits.

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

13) Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
Cash paid during the period for:	June 30,
(in thousands)	2021	2020
Income taxes, net	$16,051	$9,988	(a)
Interest	$6,890	$9,272

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

15) Earnings Per Limited Partner Unit

The following table presents the net income allocation and per unit data:

	Three Months Ended		Nine Months Ended
Basic and Diluted Earnings Per Limited Partner:	June 30,		June 30,
(in thousands, except per unit data)	2021	2020	2021	2020
Net income (loss)	$(12,054)	$(46)	$110,970	$86,117
Less General Partner’s interest in net income (loss)	(98)	(1)	879	600
Net income (loss) available to limited partners	(11,956)	(45)	110,091	85,517
Less dilutive impact of theoretical distribution of earnings *	—	—	18,545	13,616
Limited Partner’s interest in net income (loss)	$(11,956)	$(45)	$91,546	$71,901
Per unit data:
Basic and diluted net income available to limited partners	$(0.30)	$—	$2.69	$1.85
Less dilutive impact of theoretical distribution of earnings *	—	—	0.45	0.30
Limited Partner’s interest in net income (loss)	$(0.30)	$—	$2.24	$1.55
Weighted average number of Limited Partner units outstanding	40,041	45,246	40,897	46,253

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

16) Subsequent Events

Quarterly Distribution Declared

In July 2021, we declared a quarterly distribution of $0.1425 per unit, or $0.57 per unit on an annualized basis, on all Common Units with respect to the third quarter of fiscal 2021, paid on August 3, 2021, to holders of record on July 26, 2021. The amount of distributions in excess of the minimum quarterly distribution of $0.0675 are distributed in accordance with our Partnership Agreement, subject to the management incentive compensation plan. As a result, $5.6 million was paid to the Common Unit holders, $0.3 million to the General Partner unit holders (including $0.2 million of incentive distribution as provided in our Partnership Agreement) and $0.2 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

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

Impact of COVID 19 - A Global Pandemic on our Operations and Outlook

In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”). On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. The United States declared a national emergency concerning the outbreak, which adversely impacted global activity and contributed to significant declines and volatility in financial markets. Public health and governmental authorities nationally and in affected regions have taken and continue to take extraordinary and wide-ranging actions to contain and combat the outbreak and spread of COVID-19, including restrictions on travel and business operations, quarantines, and orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

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

As a result of the COVID-19 pandemic, and in order to protect the safety and health of our workforce and our customers, we have expanded certain employee benefit programs and will incur additional operating costs such as sanitizing our facilities, providing personal protective equipment for our employees and providing IT infrastructure to allow many office, clerical, sales and customer service employees to work from home. At this time, we expect the annual cost of these undertakings to be less than $1.0 million.

The decline in economic activity impacted our motor fuels business in the third and fourth quarters of fiscal 2020 as well as the first and second quarter of fiscal 2021. However, we did experience an increase in motor fuel volumes sold in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. While it has not yet materially impacted our ability to serve our customers, a combination of continued higher than normal unemployment benefits and an increased desire of prospective employees to work from home has impacted our ability to fully staff our customer service, sales and other functions.  In addition, we expect that we will experience an increase in wage rates to fill these positions and we might need to adjust the current wage rates of existing employees.  We cannot predict how long this staffing issue will continue, but the shortage in conjunction with any kind of spike in customer activity could cause unacceptable delays in response times and increase customer losses.

As of June 30, 2021, we had accounts receivable of $119.3 million, of which $79.1 million was due from residential customers and $40.2 million due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If past due balances that do not meet the eligibility tests as found in our fifth amended and restated credit agreement increase from historic levels, our future ability to borrow would be reduced.

The Company has taken advantage of certain tax and legislative actions which permitted the Company to defer certain calendar 2020 payroll tax withholdings to calendar 2021 and 2022.

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

	Fiscal 2021 (a)		Fiscal 2020		Fiscal 2019		Fiscal 2018		Fiscal 2017
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$1.08	$1.51	$1.86	$2.05	$1.66	$2.44	$1.74	$2.08	$1.39	$1.70
March 31	1.46	1.97	0.95	2.06	1.70	2.04	1.84	2.14	1.49	1.70
June 30	1.77	2.16	0.61	1.22	1.78	2.12	1.96	2.29	1.37	1.65
September 30	—	—	1.08	1.28	1.75	2.08	2.05	2.35	1.45	1.86

(a)	On July 31, 2021, the NYMEX ultra low sulfur diesel contract closed at $2.20 per gallon or $0.52 per gallon higher than the average of $1.68 in the nine months of Fiscal 2021.

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

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2021	$34,190	$34,570
2022	30,444	22,422
2023	26,766	20,834
2024	22,337	20,177
2025	18,029	18,878
2026	13,984	18,140

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

Under these contracts, we are entitled to a payment if the total number of degree days within the hedge period is less than the applicable “Payment Thresholds,” or strikes. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year. For the nine months ended June 30, 2021 and June 30, 2020 we recorded a $3.4 million benefit and a $10.1 million benefit, respectively.

For fiscal 2022, we entered into a weather hedging contract under which we are entitled to a payment capped at $7.5 million if degree days are less than the Payment Threshold and there is no potential obligation to pay beyond the cost of the contract. The hedge period runs from November 1, 2021 through March 31, 2022 taken as a whole.

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2021			2020			2019
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	19,100	19,900	(800)	23,900	23,100	800	26,200	25,400	800
Second Quarter	12,600	17,800	(5,200)	12,600	18,200	(5,600)	12,600	22,300	(9,700)
Third Quarter	6,700	12,300	(5,600)	8,000	13,600	(5,600)	7,100	15,900	(8,800)
Fourth Quarter	—	—	—	10,700	15,800	(5,100)	13,200	20,600	(7,400)
Total	38,400	50,000	(11,600)	55,200	70,700	(15,500)	59,100	84,200	(25,100)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2021			2020			2019
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	4.4%	4.6%	(0.2%)	5.3%	5.1%	0.2%	5.8%	5.6%	0.2%
Second Quarter	2.9%	4.1%	(1.2%)	2.8%	4.0%	(1.2%)	2.8%	5.0%	(2.2%)
Third Quarter	1.3%	2.6%	(1.3%)	1.8%	3.0%	(1.2%)	1.6%	3.5%	(1.9%)
Fourth Quarter	—	—	—	2.3%	3.5%	(1.2%)	2.7%	4.2%	(1.5%)
Total	8.6%	11.3%	(2.7%)	12.2%	15.6%	(3.4%)	12.9%	18.3%	(5.4%)

For the nine months ended June 30, 2021, the Company lost 11,600 accounts (net), or 2.7% of its home heating oil and propane customer base, compared to 10,400 accounts lost (net), or 2.2% of its home heating oil and propane customer base, during the nine months ended June 30, 2020. Gross customer gains were 6,100 less than the prior year’s comparable period, and gross customer losses were 4,900 accounts less. The 1,200 account increase in net customer attrition was negatively impacted by the sale of certain propane assets in October 2020, which generated approximately 1,000 accounts (net) through the nine months ended June 30, 2020 as compared to approximately 100 accounts (net) in October 2020.

During the nine months ended June 30, 2021, we estimate that we lost 1.0% of our home heating oil and propane accounts to natural gas conversions versus 0.9% for the nine months ended June 30, 2020 and 1.1% nine months ended June 30, 2019.  Losses to natural gas in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates.

Acquisitions

The timing of acquisitions and the types of products sold by acquired companies impact year-over-year comparisons.  As of June 30, 2021 the Company acquired two propane and three heating oil dealers.  During fiscal 2020 the Company acquired two heating oil dealers.  The following tables detail the Company’s acquisition activity and the associated volume sold during the 12-month period prior to the date of acquisition.

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

Protected Price Account Renewals

A substantial majority of the Company’s price-protected customers have agreements with us that are subject to annual renewal in the period between April and November of each fiscal year. If a significant number of these customers elect not to renew their price-protected agreements with us and do not continue as our customers under a variable price-plan, the Company’s near term profitability, liquidity and cash flow will be adversely impacted.  As of July 31, 2021, the wholesale cost of home heating oil as measured by the New York Mercantile Exchange was $2.20 per gallon, approximately $0.98 per gallon higher than at July 31, 2020.  Based on these recent prices, our price-protected customers will be offered renewal contracts at significantly higher prices than last year which, may adversely impact the acceptance rate of these renewals.

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

Three Months Ended June 30, 2021

Compared to the Three Months Ended June 30, 2020

Volume

For the three months ended June 30, 2021, retail volume of home heating oil and propane sold decreased by 13.2 million gallons, or 25.9%, to 38.0 million gallons, compared to 51.2 million gallons for the three months ended June 30, 2020. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended June 30, 2021 were 24.1% warmer than the three months ended June 30, 2020. Temperatures during the three months ended June 30, 2021 were 5.2% warmer than normal, as reported by NOAA. For the twelve months ended June 30, 2021, net customer attrition for the base business was 3.8%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.”  An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended June 30, 2020	51.2
Net customer attrition	(2.4)
Impact of warmer temperatures	(12.4)
Acquisitions	2.0
Sale of certain propane assets	(0.3)
Other	(0.1)
Change	(13.2)
Volume - Three months ended June 30, 2021	38.0

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended June 30, 2021, compared to the three months ended June 30, 2020:

	Three Months Ended
Customers	June 30, 2021	June 30, 2020
Residential Variable	41.6%	39.4%
Residential Price-Protected (Ceiling and Fixed Price)	46.0%	48.3%
Commercial/Industrial	12.4%	12.3%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold increased by 6.6 million gallons, or 19.1%, to 40.8 million gallons for the three months ended June 30, 2021, compared to 34.2 million gallons for the three months ended June 30, 2020, as certain sectors rebounded from the impact of COVID-19’s impact on economic activity.

Product Sales

For the three months ended June 30, 2021, product sales increased by $39.8 million, or 24.1%, to $205.0 million, compared to $165.2 million for the three months ended June 30, 2020, as an increase in selling prices more than offset a decline in total volume sold.  The increase in selling prices was largely attributable to an increase in wholesale product cost of $0.7645 per gallon, or 70.1%.

Installations and Service

For the three months ended June 30, 2021, installation and service revenue increased by $11.1 million, or 16.5%, to $78.1 million, compared to $67.0 million for the three months ended June 30, 2020 as economic activity increased as many COVID-19 restrictions were removed. During the three months ended June 30, 2020, we ceased making non-emergency service calls, and we believe that some customers deferred the installation of new equipment.

Cost of Product

For the three months ended June 30, 2021, cost of product increased $52.8 million, or 56.7%, to $146.1 million, compared to $93.3 million for the three months ended June 30, 2020 as the impact of a $0.7645 per gallon, or 70.1%, increase in wholesale product cost more than offset a decrease in total volume sold.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended June 30, 2021 increased by $0.0530 per gallon, to $1.2704 per gallon, from $1.2174 per gallon during the three months ended June 30, 2020. The Company utilizes weighted average costing for computing cost of goods sold, which can delay the timing in which the effects of market changes in product costs are reflected in costs of goods because price changes are weighted into the average costing calculation rather than immediately realized.  Due to weighted average costing we estimate that product gross profit for the three months ended June 30, 2020 was reduced by $6.9 million due to declining product prices during the second quarter of fiscal 2020. Going forward, we cannot assume that per gallon margins realized during the three months ended June 30, 2021 are sustainable. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	June 30, 2021		June 30, 2020
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	38.0		51.2
Sales	$111.4	$2.9346	$121.0	$2.3603
Cost	$63.2	$1.6642	$58.6	$1.1429
Gross Profit	$48.2	$1.2704	$62.4	$1.2174

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	40.8		34.2
Sales	$93.6	$2.2964	$44.2	$1.2922
Cost	$82.9	$2.0341	$34.7	$1.0137
Gross Profit	$10.7	$0.2623	$9.5	$0.2785

Total Product	Amount (in millions)	Amount (in millions)
Sales	$205.0	$165.2
Cost	$146.1	$93.3
Gross Profit	$58.9	$71.9

For the three months ended June 30, 2021, total product gross profit was $58.9 million, which was $13.0 million, or 18.0%, less than the three months ended June 30, 2020, as a decrease in home heating oil and propane volume ($16.2 million) was only partially offset by the impact of an increase in home heating oil and propane margins ($2.0 million) and an increase in gross profit from other petroleum products ($1.2 million).

Cost of Installations and Service

Total installation costs for the three months ended June 30, 2021 increased by $5.4 million or 30.3%, to $23.2 million, compared to $17.8 million of installation costs for the three months ended June 30, 2020, primarily due to increased installation revenues. Installation costs as a percentage of installation sales were 81.4% for the three months ended June 30, 2021 and 82.7% for the three months ended June 30, 2020. A return to a normal level of installation sales, as many COVID-19 restrictions were removed, drove the increase in installation costs. Gross profit from installations rose by $1.6 million.

Service expense increased by $6.8 million, or 18.3%, to $43.7 million for the three months ended June 30, 2021, representing 88.2% of service sales, versus $36.9 million, or 81.3% of service sales, for the three months ended June 30, 2020. Service expense rose as the Company resumed normal service work and activity that was significantly curtailed during the third quarter of fiscal 2020 due to COVID-19.  A large proportion of our service expenses are incurred under fixed-fee prepaid service contract arrangements, therefore trends in service expenses may not directly correlate trends in the related revenues.  Gross profit from service declined $2.7 million.

We realized a combined gross profit from service and installation of $11.2 million for the three months ended June 30, 2021 compared to a gross profit of $12.2 million for the three months ended June 30, 2020, a $1.0 million decline.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended June 30, 2021, the change in the fair value of derivative instruments resulted in a $4.7 million credit due to an increase in the market value for unexpired hedges (a $10.0 million credit), partially offset by a $5.3 million charge due to the expiration of certain hedged positions.

During the three months ended June 30, 2020, the change in the fair value of derivative instruments resulted in a $3.3 million credit as a decrease in the market value for unexpired hedges (a $1.4 million charge) was more than offset by a $4.7 million credit due to the expiration of certain hedged positions.

Delivery and Branch Expense

For the three months ended June 30, 2021, delivery and branch expense increased $2.1 million, or 2.9%, to $74.9 million, compared to $72.8 million for the three months ended June 30, 2020, reflecting additional costs from acquisitions of $1.2 million and a $0.9 million, or 1.0%, increase in expense within the base business.  A $2.2 million increase in medical claim costs and $1.8 million increase in insurance expense in the base business were partially offset by a $1.1 million, or 5.1% decrease in delivery expense due to the 25.9% decrease in volume, a $0.9 million reduction in bad debt and credit card processing fees and $1.1 million of other operating cost reductions.  Insurance premiums were higher due largely to an increase in the cost to insure a company our size with over 2,500 vehicles. We believe that medical claims rose due to plan participants’ curtailing of medical appointments in 2020 due to COVID-19.  Generally, in the third quarter of fiscal 2020, operating costs were favorably impacted due to “sheltering in place” and “stay at home” orders which lowered certain delivery and branch expenses.

Depreciation and Amortization Expenses

For the three months ended June 30, 2021, depreciation and amortization expenses increased $0.2 million, or 1.4% to $8.6 million, compared to $8.4 million for the three months ended June 30, 2020 primarily due to acquisitions.

General and Administrative Expenses

For the three months ended June 30, 2021, general and administrative expenses decreased by $0.8 million or 10.7%, to $6.2 million, from $7.0 million for the three months ended June 30, 2020, primarily due to lower profit sharing expense.  The Company accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees. This amount is payable when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool adjusts accordingly based on Adjusted EBITDA levels achieved.

Finance Charge Income

For the three months ended June 30, 2021, finance charge income decreased to $1.1 million from $1.2 million for the three months ended June 30, 2020, primarily due to lower customer late payment charges resulting from lower past due receivable balances.

Interest Expense, Net

For the three months ended June 30, 2021, net interest expense decreased by $0.3 million, or 15.2%, to $2.0 million compared to $2.3 million for the three months ended June 30, 2020. The year-over-year change reflects a decrease in average borrowings of $11.9 million from $139.5 million for the three months ended June 30, 2020 to $127.6 million for the three months ended June 30, 2021, and a decrease in the weighted average interest rate from 5.3% for the three months ended June 30, 2020 to 4.2% for the three months ended June 30, 2021. To hedge against rising interest rates, the Company utilizes interest rate swaps.  At June 30, 2021, $60.3 million, or 53%, of Star’s long term debt, was fixed.

Amortization of Debt Issuance Costs

For the three months ended June 30, 2021, amortization of debt issuance cost was $0.2 million, essentially unchanged from the three months ended June 30, 2020.

Income Tax Benefit

For the three months ended June 30, 2021, the Company’s income tax benefit increased by $1.9 million to $3.9 million, from $2.0 million for the three months ended June 30, 2020, due primarily to an increase in loss before income taxes of $13.9 million primarily reflecting a decrease in Adjusted EBITDA of $15.6 million.

Net Loss

For the three months ended June 30, 2021, Star’s net loss increased $12.0 million, to $12.1 million compared to the three months ended June 30, 2020, primarily due to a decrease in Adjusted EBITDA of $15.6 million, described below, that was partially offset by an increase in the Company’s income tax benefit of $1.9 million and a favorable change in the fair value of derivative instruments of $1.4 million.

Adjusted EBITDA

For the three months ended June 30, 2021, Adjusted EBITDA decreased by $15.6 million, to an Adjusted EBITDA loss of $9.9 million, compared to the three months ended June 30, 2020 as the impact of a decline in home heating oil and propane volume of 13.2 million gallons due to 24.1% warmer temperatures and higher operating expenses more than offset an increase in home heating oil and propane per gallon margins. Star’s operating costs for the third quarter of fiscal 2020 were favorably impacted due to “sheltering in place” and “stay at home” orders which lowered certain service related and delivery and branch expenses.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provide additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended June 30,
(in thousands)	2021	2020
Net loss	$(12,054)	$(46)
Plus:
Income tax benefit	(3,909)	(2,005)
Amortization of debt issuance costs	242	241
Interest expense, net	1,957	2,308
Depreciation and amortization	8,568	8,447
EBITDA (a)	(5,196)	8,945
(Increase) / decrease in the fair value of derivative instruments	(4,714)	(3,279)
Adjusted EBITDA (a)	(9,910)	5,666
Add / (subtract)
Income tax expense	3,909	2,005
Interest expense, net	(1,957)	(2,308)
Provision for losses on accounts receivable	366	1,353
Decrease in accounts receivables	68,033	74,307
Decrease in inventories	2,701	9,127
Increase in customer credit balances	12,902	13,925
Change in deferred taxes	59	(1,376)
Change in other operating assets and liabilities	(22,118)	2,723
Net cash provided by operating activities	$53,985	$105,422
Net cash used in investing activities	$(6,900)	$(5,521)
Net cash used in financing activities	$(50,468)	$(43,484)

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

Nine Months Ended June 30, 2021

Compared to the Nine Months Ended June 30, 2020

Volume

For the nine months ended June 30, 2021, retail volume of home heating oil and propane sold decreased by 9.5 million gallons, or 3.2%, to 285.1 million gallons, compared to 294.6 million gallons for the nine months ended June 30, 2020. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the nine months ended June 30, 2021 were 1.1% warmer than the nine months ended June 30, 2020. Temperatures during the nine months ended June 30, 2021 were 10.7% warmer than normal, as reported by NOAA. For the twelve months ended June 30, 2021, net customer attrition for the base business was 3.8%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.”  An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Nine months ended June 30, 2020	294.6
Net customer attrition	(14.3)
Impact of warmer temperatures	(3.4)
Acquisitions	6.1
Sale of certain propane assets	(2.1)
Other	4.2
Change	(9.5)
Volume - Nine months ended June 30, 2021	285.1

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the nine months ended June 30, 2021, compared to the nine months ended June 30, 2020:

	Nine Months Ended
Customers	June 30, 2021	June 30, 2020
Residential Variable	43.2%	41.6%
Residential Price-Protected (Ceiling and Fixed Price)	44.8%	46.0%
Commercial/Industrial	12.0%	12.4%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold increased by 1.9 million gallons, or 1.7%, to 114.1 million gallons for the nine months ended June 30, 2021, compared to 112.2 million gallons for the nine months ended June 30, 2020. During the third quarter of fiscal 2021, motor fuel and petroleum products sold increased by 6.6 million gallons versus the prior year’s comparable quarter, as certain sectors rebounded from the impact of COVID-19 on economic activity.

Product Sales

For the nine months ended June 30, 2021, product sales decreased by $0.1 billion, or 3.2%, to $1.0 billion, compared to $1.1 billion for the nine months ended June 30, 2020, largely due to a decrease in wholesale product cost of $0.0551 per gallon, or 3.4%.

Installations and Service

For the nine months ended June 30, 2021, installation and service revenue increased by $10.8 million, or 5.3%, to $215.8 million, compared to $205.0 million for the nine months ended June 30, 2020, reflecting higher installation sales. During the third quarter of fiscal 2021, installation and service revenue increased by $11.1 million versus the prior year’s comparable quarter, as certain revenue lines rebounded from the negative impact of COVID-19 on economic activity in the prior year’s quarter.

Cost of Product

For the nine months ended June 30, 2021, cost of product decreased $34.5 million, or 5.2%, to $631.8 million, compared to $666.3 million for the nine months ended June 30, 2020 due to the impact of a $0.0551 per gallon, or 3.4%, decrease in wholesale product cost.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the nine months ended June 30, 2021 increased by $0.0435 per gallon, to $1.3419 per gallon, from $1.2984 per gallon during the nine months ended June 30, 2020.  Product sales and cost of product include home heating oil, propane, motor fuel, other petroleum products and liquidated damages billings.

	Nine Months Ended
	June 30, 2021		June 30, 2020
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	285.1		294.6
Sales	$818.6	$2.8719	$877.8	$2.9797
Cost	$436.1	$1.5300	$495.3	$1.6813
Gross Profit	$382.5	$1.3419	$382.5	$1.2984

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	114.1		112.2
Sales	$226.1	$1.9807	$201.4	$1.7941
Cost	$195.7	$1.7142	$171.0	$1.5234
Gross Profit	$30.4	$0.2665	$30.4	$0.2707

Total Product	Amount (in millions)	Amount (in millions)
Sales	$1,044.7	$1,079.2
Cost	$631.8	$666.3
Gross Profit	$412.9	$412.9

For the nine months ended June 30, 2021, total product gross profit was $412.9 million, which was consistent with the nine months ended June 30, 2020, as an increase in home heating oil and propane margins ($12.4 million) was offset by a $12.4 million decrease due to lower home heating oil and propane volume sold.

Cost of Installations and Service

Total installation costs for the nine months ended June 30, 2021 increased by $5.8 million or 9.7%, to $66.0 million, compared to $60.2 million of installation costs for the nine months ended June 30, 2020, primarily due to increased installation revenues. Installation costs as a percentage of installation sales were 81.1% for the nine months ended June 30, 2021 and 83.3% for the nine months ended June 30, 2020.

Service expense increased by $5.0 million, or 3.9%, to $134.5 million for the nine months ended June 30, 2021, representing 100.2% of service sales, versus $129.5 million, or 97.6% of service sales, for the nine months ended June 30, 2020.  Service expense rose as the Company resumed normal service work and activity that was significantly curtailed during the third quarter of fiscal 2020 due to COVID-19.

We realized a combined gross profit from service and installation of $15.2 million for the nine months ended June 30, 2021 compared to a gross profit of $15.3 million for the nine months ended June 30, 2020, a $0.1 million decline in profitability. Management views the service and installation department on a combined basis because many overhead functions cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the nine months ended June 30, 2021, the change in the fair value of derivative instruments resulted in a $30.3 million credit, reflecting a $17.8 million credit due to an increase in the market value for unexpired hedges and a $12.5 million credit due to the expiration of certain hedged positions.

During the nine months ended June 30, 2020, the change in the fair value of derivative instruments resulted in a $2.0 million charge, reflecting a decrease in the market value for unexpired hedges (an $11.3 million charge) partially offset by a $9.3 million credit due to the expiration of certain hedged positions.

Delivery and Branch Expense

For the nine months ended June 30, 2021, delivery and branch expense increased $1.6 million, or 0.6%, to $256.5 million, compared to $254.9 million for the nine months ended June 30, 2020, as a $6.7 million lower benefit recorded from the Company’s weather hedge and $2.2 million of additional costs from acquisitions was reduced by a decline in operating costs in the base business of $7.3 million, or 2.8%.  In the base business, higher medical claim costs of $2.4 million were more than offset by lower bad debt and credit card processing fees ($3.9 million), lower insurance expense ($1.2 million) and other expense savings of $4.6 million. While temperatures were warmer for the nine months ended June 30, 2021 than the prior year’s comparable period, temperatures during the weather hedge period for fiscal 2021 were colder than fiscal 2020, hence the lower weather hedge benefit.

Depreciation and Amortization Expenses

For the nine months ended June 30, 2021, depreciation and amortization expenses decreased $1.8 million, or 6.7% to $24.8 million, compared to $26.6 million for the nine months ended June 30, 2020, primarily due to lower amortization expense related to intangible assets that fully amortized in the prior fiscal year.

General and Administrative Expenses

For the nine months ended June 30, 2021, general and administrative expenses decreased by $0.1 million or 0.6% to $18.8 million from $18.9 million for the nine months ended June 30, 2020 primarily due to lower pension expense.

Finance Charge Income

For the nine months ended June 30, 2021, finance charge income decreased to $2.3 million from $3.3 million for the nine months ended June 30, 2020, primarily due to lower customer late payment charges resulting from lower past due receivable balances.

Interest Expense, Net

For the nine months ended June 30, 2021, net interest expense decreased by $1.8 million, or 23.2%, to $5.9 million compared to $7.7 million for the nine months ended June 30, 2020.  The year-over-year change reflects a decrease in average borrowings of $29.2 million from $175.9 million for the nine months ended June 30, 2020 to $146.7 million for the nine months ended June 30, 2021, and a decrease in the weighted average interest rate from 5.0% for the nine months ended June 30, 2020 to 3.9% for the nine months ended June 30, 2021. To hedge against rising interest rates, the Company utilizes interest rate swaps.  At June 30, 2021, $60.3 million, or 53%, of Star’s long term debt was fixed.

Amortization of Debt Issuance Costs

For the nine months ended June 30, 2021, amortization of debt issuance cost was $0.7 million, essentially unchanged from the nine months ended June 30, 2020.

Income Tax Expense

For the nine months ended June 30, 2021, the Company’s income tax expense increased by $8.6 million to $43.1 million, from $34.5 million for the nine months ended June 30, 2020, due primarily to an increase in income before income taxes of $33.4 million that was driven by an $32.3 million non-cash favorable change in the fair market value of derivative instruments.

Net Income

For the nine months ended June 30, 2021, Star’s net income increased $24.9 million, to $111.0 million, due to a favorable change in the fair value of derivative instruments of $32.3 million, lower interest expense of $1.8 million and lower depreciation and amortization expense of $1.8 million that was partially offset by an increase in income tax expense of $8.6 million and a $2.4 million decrease in Adjusted EBITDA, described below.

Adjusted EBITDA

For the nine months ended June 30, 2021, Adjusted EBITDA decreased by $2.4 million, to $155.2 million compared to the nine months ended June 30, 2020.  An increase in home heating oil and propane margins ($0.0435 per gallon), lower total operating expenses in the base business ($7.4 million) and the Adjusted EBITDA from acquisitions ($2.4 million) were more than offset by a $6.7 million decline in the benefit recorded from the Company’s weather hedge and a decline in home heating oil and propane volume (9.5 million gallons).  While temperatures were warmer for the nine months ended June 30, 2021 than the prior year’s comparable period, temperatures during the weather hedge period for fiscal 2021 were colder than fiscal 2020, hence the lower weather hedge benefit.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provide additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Nine Months Ended June 30,
(in thousands)	2021	2020
Net income	$110,970	$86,117
Plus:
Income tax expense	43,071	34,477
Amortization of debt issuance costs	732	729
Interest expense, net	5,944	7,743
Depreciation and amortization	24,793	26,586
EBITDA (a)	185,510	155,652
(Increase) / decrease in the fair value of derivative instruments	(30,333)	1,974
Adjusted EBITDA (a)	155,177	157,626
Add / (subtract)
Income tax expense	(43,071)	(34,477)
Interest expense, net	(5,944)	(7,743)
Provision for losses on accounts receivable	622	4,556
(Increase) decrease in accounts receivables	(35,954)	4,745
(Increase) decrease in inventories	(6,951)	21,135
Decrease in customer credit balances	(30,519)	(18,537)
Change in deferred taxes	12,682	(1,154)
Change in other operating assets and liabilities	13,416	30,146
Net cash provided by operating activities	$59,458	$156,297
Net cash used in investing activities	$(46,862)	$(18,718)
Net cash used in financing activities	$(64,007)	$(75,760)

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

During the nine months ended June 30, 2021, cash provided by operating activities decreased $96.8 million to $59.5 million, compared to $156.3 million of cash provided by operating activities during the nine months ended June 30, 2020.  The decrease was driven by a $52.7 million unfavorable change in accounts receivable (including customer credit balances) due to higher sales in the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2020, a $28.1 million unfavorable change in inventory due primarily to the higher cost of liquid product on hand as of June 30, 2021 as compared to June 30, 2020, a $7.6 million unfavorable change in cash posted as collateral at derivative counterparties, a $3.8 million unfavorable change in amounts receivable/accrued for settled derivative contracts due primary to higher NYMEX ultra low sulfur diesel contract pricing as of June 30, 2021 as compared to June 30, 2020, the deferment of $8.5 million of income tax payments from the third quarter of fiscal 2020 to the fourth quarter of fiscal 2020, $6.5 million unfavorable change in accrued payroll due to timing, that was partially offset by a $10.4 million favorable change in accounts payable due to the pricing and timing of inventory purchases.

Investing Activities

During the nine months ended June 30, 2021, the Company acquired two propane and three heating oil dealers for an aggregate price of approximately $42.5 million, comprised of $40.7 million in cash and $1.8 million of deferred liabilities.  The gross purchase price was allocated $37.2 million to intangible assets, $6.3 million to fixed assets and reduced by $1.0 million in working capital credits.

Our capital expenditures for the nine months ended June 30, 2021 totaled $11.7 million, as we invested in computer hardware and software ($2.6 million), refurbished certain physical plants ($2.0 million), expanded our propane operations ($1.6 million) and made additions to our fleet and other equipment ($5.5 million).

During the nine months ended June 30, 2021, $0.8 million of earnings were reinvested into the irrevocable trust. The cash deposited into the trust is shown on our balance sheet as captive insurance collateral and, correspondingly, reduced cash on our balance sheet. We believe that investments into the irrevocable trust lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

On October 27, 2020, the Company sold certain propane assets for cash proceeds of $6.1 million.

Our capital expenditures for the nine months ended June 30, 2020 totaled $8.6 million, as we invested in computer hardware and software ($1.9 million), refurbished certain physical plants ($2.0 million), expanded our propane operations ($1.1 million) and made additions to our fleet and other equipment ($3.6 million). During the nine months ended June 30, 2020, we deposited $8.9 million into the irrevocable trust to secure certain liabilities for our captive insurance company and another $1.1 million of earnings were reinvested into the irrevocable trust. During the nine months ended June 30, 2020, the Company acquired the customer list and the assets of a heating oil dealer for an aggregate purchase price of approximately $0.5 million.

Financing Activities

During the nine months ended June 30, 2021, we repaid $9.8 million of our term loan, borrowed and subsequently repaid $75.2 million under our revolving credit facility, repurchased 3.7 million Common Units for $36.7 million primarily in connection with our unit repurchase plan, and paid distributions of $16.8 million to our Common Unit holders and $0.7 million to our General Partner unit holders (including $0.7 million of incentive distributions as provided in our Partnership Agreement).

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

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, and business conditions, especially in light of the impact of COVID-19, weather, the ability to collect current and future accounts receivable, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of June 30, 2021 ($5.5 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and from subsequent seasonal reductions in inventory and accounts receivable. As of June 30, 2021, we had accounts receivable of $119.3 million of which $79.1 million is due from residential customers and $40.2 million is due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If these balances do not meet the eligibility tests as found in our fifth amended and restated credit agreement, our ability to borrow will be reduced and our anticipated cash flow from operating activities will also be reduced. As of June 30, 2021, we had no borrowings under our revolving credit facility, $113.8 million outstanding under our term loan, and $3.1 million in letters of credit outstanding.

Under the terms of the fifth amended and restated credit agreement, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 15% of the maximum facility size and a fixed charge coverage ratio of not less than 1.15. We must also maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 4.5 as of December 31st or March 31st. As of June 30, 2021, Availability, as defined in the fifth amended and restated revolving credit facility agreement, was $195.7 million and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for the remainder of fiscal 2021 are estimated to be approximately $2.5 million to $3.5 million, excluding the capital requirements for leased fleet. In addition, we plan to invest less than a $1.0 million in our propane operations. Distributions for the balance of fiscal 2021, at the current quarterly level of $0.1425 per unit, would result in aggregate payments of approximately $5.6 million to Common Unit holders, $0.3 million to our General Partner (including $0.2 million of incentive distribution as provided for in our Partnership Agreement) and $0.2 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. Under the terms of our credit facility, our term loan is repayable in quarterly payments of $3.25 million. Over the last two fiscal years, the Company was required to deposit on average $9.2 million into our captive insurance company as collateral. For fiscal 2021, we are not required to make any additional deposits.  Further, subject to any additional liquidity issues or concerns resulting from the current COVID-19 pandemic, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

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

At June 30, 2021, we had outstanding borrowings totaling $113.8 million, which are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $0.8 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at June 30, 2021, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $9.8 million to a fair market value of $29.7 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $8.5 million to a fair market value of $11.4 million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2021. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

c) Other

The General Partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of the General Partner have concluded, as of June 30, 2021, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Note 4 to the Condensed Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the nine months ended June 30, 2021 is incorporated into this Item 2 by reference.

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

101

The following materials from the Star Group, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Group, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary Kestrel Heat LLC (Principal Financial Officer)	August 4, 2021

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller Kestrel Heat LLC (Principal Accounting Officer)	August 4, 2021