Form 10-K
period 2021-09-30
STAR GROUP, L.P.
filed 2021-12-08
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

The aggregate market value of the registrant’s common units held by non-affiliates on March 31, 2021 was approximately $374,735,728.

As of November 30, 2021, the registrant had 38,610,861 common units outstanding.

Documents Incorporated by Reference: None

STAR GROUP, L.P.

2021 FORM 10-K ANNUAL REPORT

PART I

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K (this “Report”) includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the severity and duration of the novel coronavirus, or COVID-19, pandemic, the pandemic’s impact on the U.S. and global economies, the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic, the effect of weather conditions on our financial performance, the price and supply of the products that we sell, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including climate change, environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, cyber-attacks, inflation, global supply chain issues, labor shortages, general economic conditions and new technology. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the heading “Risk Factors,” “Business Strategy” and “Management’s Discussion and Analysis.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report. Currently, one of the most significant factors, however, is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company, its customers and counterparties, and the global economy and financial markets. The extent to which COVID-19 impacts us and our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures, among others. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

ITEM 1.	BUSINESS

Structure

Star Group, L.P. (“Star” the “Company,” “we,” “us,” or “our”) is a home heating oil and propane distributor and services provider with one reportable operating segment that principally provides heating related services to residential and commercial customers. At a special meeting of unitholders held on October 25, 2017, our unitholders voted in favor of proposals to have the Company elect to be treated as a corporation, instead of a partnership, for federal income tax purposes (commonly referred to as a “check-the-box election”), along with amendments to our partnership agreement to effect such changes in income tax classification, in each case effective November 1, 2017. In addition, the Company changed its name, effective October 25, 2017, from “Star Gas Partners, L.P.” to “Star Group, L.P.” to more closely align our name with the scope of our product and service offerings. For tax years after December 31, 2017, unitholders will receive a Form 1099-DIV and will not receive a Schedule K-1 as in previous tax years. Our legal structure has remained a Delaware limited partnership and the distribution provisions under our limited partnership agreement, including the incentive distribution structure has remained unchanged. As of November 30, 2021, we had outstanding 38.6 million common partner units (NYSE: “SGU”) representing a 99.2% limited partner interest in Star, and 0.3 million general partner units, representing a 0.8% general partner interest in Star.

The following chart depicts the ownership of Star as of November 30, 2021:

Star Group, L.P.

Limited Partners Common Units 99.2%		General Partner (Kestrel Heat) General Partner Units 0.8%

Public Unitholders - Common Units
89.8%

Officers and Directors - Common Units
10.2%

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

Legal Structure

The following chart summarizes our structure as of September 30, 2021.

Business Overview

We are a home heating oil and propane distributor and service provider to residential and commercial customers who heat their homes and buildings primarily in the Northeast and Mid-Atlantic U.S. regions. As of September 30, 2021, we sold home heating oil and propane to approximately 422,200 full service residential and commercial customers and 71,100 customers on a delivery only basis.  Approximately 247,700 of these customers, or 50%, are located in the New York City metropolitan area.  We believe we are the largest retail distributor of home heating oil in the United States, based upon sales volume with a market share in excess of 5.5%. We also sell gasoline and diesel fuel to approximately 26,700 customers. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including 18,300 service contracts for natural gas and other heating systems. During fiscal 2021, total sales were comprised approximately 59% from sales of home heating oil and propane, 22% from other petroleum products, the majority of which is diesel and gasoline, and 19% from the installation and repair of heating and air conditioning equipment and ancillary services. We provide home heating equipment repair service and natural gas service 24-hours-a-day, seven-days-a-week, 52 weeks a year. These services are an integral part of our business, and are intended to maximize customer satisfaction and loyalty.

We conduct our business through an operating subsidiary, Petro Holdings, Inc., utilizing multiple local brand names, such as Petro Home Services, Meenan, and Griffith Energy Services, Inc.

We also offer several pricing alternatives to our residential home heating oil customers, including a variable price (market based) option and a price-protected option, the latter of which either sets the maximum price or a fixed price that a customer will pay. Users choose the plan they feel best suits them which we believe increases customer satisfaction. Approximately 95% of our full service residential and commercial home heating oil customers automatically receive deliveries based on prevailing weather conditions. In addition, approximately 33% of our residential customers take advantage of our “smart pay” budget payment plan under which their estimated annual oil and propane deliveries and service billings are paid for in a series of equal monthly installments. We use derivative instruments as needed to mitigate our exposure to market risk associated with our price-protected offerings and the storing of our physical home heating oil inventory. Given our size, we believe we are able to realize certain benefits of scale and provide consistent, strong customer service.

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

The retail home heating oil industry is mature, with total market demand expected to decline in the foreseeable future due to conversions to natural gas, availability of other alternative energy sources and the installations of more fuel efficient heating systems. Therefore, our ability to maintain our business or grow within the industry is dependent on the acquisition of other retail distributors, the success of our marketing programs, and the growth of our other service offerings. Based on our records, our customer conversions to natural gas have ranged between 1.1% and 1.4% per year over the last five years. We believe this may continue or even increase. In addition, there are legislative and regulatory efforts underway in several states seeking to encourage homeowners to reduce or even eliminate the consumption of carbon based fuels that we sell.

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

It is common practice in our business to price our liquid products to customers based on a per gallon margin over wholesale costs. As a result, we believe distributors such as ourselves generally seek to maintain their per gallon margins by passing wholesale price increases through to customers, thus insulating their margins from the volatility in wholesale prices. However, distributors may be unable or unwilling to pass the entire product cost increases through to customers. We believe this is especially true in the propane business. In these cases, significant decreases in per gallon margins may result. The timing of cost pass-throughs can also significantly affect margins. (See Customers and Pricing for a discussion on our offerings).

Business Strategy

Our business strategy is to increase Adjusted EBITDA (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a definition) and cash flow by effectively managing operations while growing and retaining our customer base as a retail distributor of home heating oil and propane and provider of related products and services. The key elements of this strategy include the following:

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

We have deployed a customer relationship management solution at most of our larger brands. We believe this allows us to provide a more consistent customer experience as our employees will have a 360 degree-view of each customer with easy access to key customer information and customized dashboards to track individual employee performance.

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

Pursue environmental sustainability opportunities We are committed to pursuing initiatives that reduce greenhouse gas emissions across our product offerings, including blending biofuel (a carbon neutral renewable fuel produced from vegetable oils or animal fats) into our petroleum products and offering energy efficient heating and air conditioning equipment to our customers.

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

Every ten years, the National Oceanic and Atmospheric Administration (“NOAA”) computes and publishes average meteorological quantities, including the average temperature for the last 30 years by geographical location, and the corresponding degree days. The latest and most widely used data covers the years from 1991 to 2020. Our calculations of normal weather are based on these published 30 year averages for heating degree days, weighted by volume for the locations where we have existing operations.

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

Customers and Pricing

The number of home heating oil customers comprise 81% of our product customer base, with propane customers comprising another 14% and motor fuel and other petroleum product customers making up the remaining 5%. (During fiscal 2021 we sold 305.9 million gallons of home heating oil and propane and 154.1 million gallons of motor fuel and other petroleum products.)

Our full service home heating oil customer base is comprised of 97% residential customers and 3% commercial customers. Approximately 95% of our full service residential and commercial home heating oil customers have their deliveries scheduled automatically and 5% of our home heating oil customer base call from time to time to schedule a delivery. Automatic deliveries are scheduled based on each customer’s historical consumption pattern and prevailing weather conditions. Our practice is to bill customers promptly after delivery. We offer a balanced payment plan to residential customers in which a customer’s estimated annual oil purchases and service contract fees are paid for in a series of equal monthly payments. Approximately 33% of our residential home heating oil customers have selected this billing option.

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

	September 30,
	2021	2020	2019	2018	2017
Variable	55.0%	54.4%	53.9%	55.2%	52.6%
Ceiling	39.0%	38.5%	39.1%	36.9%	37.1%
Fixed	6.0%	7.1%	7.0%	7.9%	10.3%
	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to residential customers ordinarily generate higher per gallon margins than sales to commercial customers. Due to greater price sensitivity, our own internal marketing efforts, and hedging costs of residential price-protected customers, the per gallon margins realized from price-protected customers generally are less than from variable priced residential customers.

The propane customer base has a similar profile to heating oil residential and commercial customers. Pricing plans chosen by propane customers are almost exclusively variable in nature where selling prices will float with the propane market and other commercial factors.

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

Suppliers and Supply Arrangements

We purchase our product for delivery in either barge, pipeline or truckload quantities, and as of September 30, 2021, had contracts with approximately 125 third-party terminal sites for the right to temporarily store petroleum products at their facilities. Home heating oil and propane purchases are made under supply contracts or on the spot market. We have entered into market price based contracts for approximately 74% of our expected home heating oil and propane requirements for the fiscal 2022 heating season. For the fiscal year 2022 heating season, approximately 60% of the Company’s contracted home heating oil volume with suppliers has a biofuel component (an increase from the 7% of the Company’s contracted home heating oil volume with a biofuel component in fiscal 2021).  We also have market price based contracts for approximately 29% of our expected diesel and gasoline requirements for fiscal 2022.

During fiscal 2021, Motiva Enterprises LLC and Global Companies LLC provided approximately 12% each of our petroleum product purchases. During fiscal 2020, Shell Oil Company, Motiva Enterprises LLC and Global Companies LLC provided approximately 13%, 12% and 11% respectively, of our petroleum product purchases. Supply contracts typically have terms of 6 to 12 months. All of the supply contracts provide for minimum quantities and in most cases do not establish in advance the price of home heating oil or propane. This price is based upon a published market index price at the time of delivery or pricing date plus an agreed upon differential. We believe that our policy of contracting for the majority of our anticipated supply needs with diverse and reliable sources will enable us to obtain sufficient product should unforeseen shortages develop in worldwide supplies.

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

	Fiscal 2021 (a)		Fiscal 2020		Fiscal 2019		Fiscal 2018		Fiscal 2017
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$1.08	$1.51	$1.86	$2.05	$1.66	$2.44	$1.74	$2.08	$1.39	$1.70
March 31	1.46	1.97	0.95	2.06	1.70	2.04	1.84	2.14	1.49	1.70
June 30	1.77	2.16	0.61	1.22	1.78	2.12	1.96	2.29	1.37	1.65
September 30	1.91	2.34	1.08	1.28	1.75	2.08	2.05	2.35	1.45	1.86

(a)	On November 30, 2021, the NYMEX ultra low sulfur diesel contract closed at $2.06 per gallon or $0.27 per gallon higher than the average of $1.79 in Fiscal 2021.

Acquisitions

Part of our business strategy is to pursue select acquisitions. Each acquired company’s operating results are included in the Company’s consolidated financial statements starting on its acquisition date. Customer lists, other intangibles (excluding goodwill) and trade names are amortized on a straight-line basis over seven to twenty years.

During fiscal 2021, the Company acquired two propane and three heating oil dealers for approximately $42.5 million; $40.7 million in cash and $1.8 million of deferred liabilities. The gross purchase price was allocated $37.3 million to goodwill and intangible assets, $6.2 million to fixed assets and reduced by $1.0 million to working capital.

During fiscal 2020, the Company acquired two heating oil dealers for approximately $3.3 million; $3.0 million in cash and $0.3 million of deferred liabilities. The gross purchase price was allocated $3.2 million to goodwill and intangible assets, $0.6 million to fixed assets and $0.5 million to working capital.  The Company also completed the purchase of assets related to our fiscal 2019 acquisition of a heating oil dealer for an aggregate purchase price of approximately $1.2 million.

During fiscal 2019, the Company acquired one of its subcontractors, a liquid product dealer and the assets of a propane dealer with a combined total of approximately 24,000 home heating oil and propane accounts for an aggregate purchase price of approximately $60.9 million in cash. The gross purchase price was allocated $44.7 million to goodwill and intangible assets, $13.7 million to fixed assets and $2.5 million to working capital.

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

The safety of our employees and customers is paramount. We strive to ensure that all employees feel safe in their respective work environment. Since March 2020, a majority of our office personnel are working remotely. Our field employees are following COVID-19 guidelines and we continue to make deliveries and provide service to our customers. As peak heating season begins, we have cautiously returned some of customer service, credit, service dispatch, and inside sales employees back into our facilities with our team’s health and well-being in mind. We believe that our employees have adapted well and continue to be flexible to the changing working conditions

To attract talent and meet the needs of our employees, we offer benefits packages for full-time employees. We offer a health and welfare and retirement program to all eligible employees.  We also provide our employees with resources for professional development including technical training, feedback and performance reviews from supervisors, and management training.

As of September 30, 2021, we had 3,121 employees, of whom 783 were office, clerical and customer service personnel; 898 were equipment technicians; 507 were fuel delivery drivers and mechanics; 613 were management and 320 were employed in sales. Of these employees 1,375 (44%) are represented by 58 different collective bargaining agreements with local chapters of labor unions. Due to the seasonal nature of our business and depending on the demands of the 2022 heating season, we anticipate that we will augment our current staffing levels during the heating season from among the 336 employees on temporary leave of absence as of September 30, 2021. There are 17 collective bargaining agreements up for renewal in fiscal 2022, covering approximately 295 employees (10%). We believe that our relations with both our union and non-union employees are generally satisfactory.

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

We have incurred and continue to incur costs to address soil and groundwater contamination at some of our locations, including legacy contamination at properties that we have acquired. A number of our properties are what is currently undergoing remediation, in some instances funded by prior owners or operators contractually obligated to do so. To date, no material issues have arisen with respect to such prior owners or operators addressing such remediation, although there is no assurance that this will continue to be the case. In addition, we have been subject to proceedings by regulatory authorities for alleged violations of environmental and safety laws and regulations. We do not expect any of these liabilities or proceedings of which we are aware to result in material costs to, or disruptions of, our business or operations.

Transportation of our products by truck is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation or similar state agencies. Several of our oil terminals are governed under the United States Coast Guard operations Oversite, Federal OPA 90 FRP programs and Federal Spill Prevention Control and Countermeasure programs. All of our propane bulk terminals are governed under Homeland Security Chemical Facility Anti-Terrorism Standards programs. We conduct ongoing training programs to help ensure that our operations are in compliance with applicable regulations. We maintain various permits that are necessary to operate some of our facilities, some of which may be material to our operations.

There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of emissions of greenhouse gases (“GHG”), in particular from the combustion of fossil fuels. Federal, regional and state regulatory authorities in many jurisdictions have begun taking steps to regulate GHG emissions including proposals that encourage homeowners to switch to alternate sources of energy than those we sell.

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

Risk Factors Summary

Below is a summary of material factors that make an investment in our common units speculative or risky:

Risks Related to the COVID-19 Pandemic

•	The COVID-19 pandemic has and may continue to adversely impact our business and operations.
•	Mandatory COVID-19 vaccination of employees could impact our ability to hire and retain employees and may have a material adverse effect on our business.

Risks Related to Demand and Our Operations

•	Our operating results will be adversely affected if we experience significant net customer attrition in our home heating oil and propane customer base, such as from natural gas conversions.
•	Because of the highly competitive nature of our business, we may not be able to retain existing customers or acquire new customers.
•	If we do not make acquisitions on economically acceptable terms, our future growth will be limited.
•

Since weather conditions may adversely affect the demand for home heating oil and propane, our business, operating results and financial condition are vulnerable to warm winters as well as other seasonal fluctuations.

Risks Related to Product Pricing and Costs

•	High product prices can lead to customer attrition, resulting in reduced demand for our products and adversely affect our liability.
•	Our hedging strategy may adversely affect our liquidity.
•	Sudden and sharp oil price increases that cannot be passed on to customers may adversely affect our operating results.
•	Significant declines in the wholesale price of home heating oil may cause price-protected customers to renegotiate or terminate their arrangements which may adversely impact our operating results.
•

A significant portion of our home heating oil volume is sold to price-protected customers, and our results of operations could be adversely affected if we are not able to hedge against fluctuations in the volume and cost of product sold to those customers.

•	Our risk management policies cannot eliminate all commodity risk, basis risk, or the impact of adverse market conditions.
•	Our obligation to fund multi-employer pension plans may have an adverse impact on us.

Risks Related to Our Legal and Environmental Activities

•	We are subject to operating and litigation risks that could adversely affect our operating results whether or not we are covered by insurance.
•	Our results of operations and financial condition may be adversely affected by governmental regulation and associated environmental, tax and regulatory costs.
•

Greenhouse gas emissions or other legislation or regulations intended to address climate change could increase our operating costs, adversely affecting our financial results, growth, cash flows and results of operations.

•	Our operations would be adversely affected if service at our third-party terminals or on the common carrier pipelines used is interrupted.
•	We depend on the use of information technology systems that have been and may in the future be a target of cyber-attacks.

Risks Related to People and Competition

•	Conflicts of interest within our company have arisen and could arise again in the future.
•	Our inability to identify qualified individuals for our workforce could adversely impact our operations.
•	A substantial portion of our workforce is unionized, and, as a result, we may face labor actions that could disrupt our operations.

Risks Related to Ownership of Our Common Units

•	Cash distributions are not guaranteed and may fluctuate with performance and reserve requirements.
•

If we fail to maintain an effective system of internal controls, then we may not be able to accurately report our financial results or prevent fraud, causing unitholders to lose confidence in our financial reporting, which could harm our business.

Risks Related to Our Indebtedness

•

Our substantial debt, as well as a number of restrictive covenants in our Credit Agreement, including through if the indebtedness outstanding thereunder is accelerated, could impair our financial condition and ability to obtain additional financing.

•	We are not required to accumulate cash for the purpose of meeting our future debt obligations, which may limit the cash available to service the final payment due under our Credit Agreement.

General Risk Factors

•

Economic conditions, which include disruptions in our supply chain and other factors, affecting the delivery of our products and services as well as demand for our products could adversely impact our business.

•	Continuing inflation may hurt our sales margins and profitability.
•	Energy efficiency and new technology may reduce the demand for our products and adversely affect our operating results.
•	The risk of global terrorism and political unrest may adversely affect the economy and availability of the products that we sell and have a material adverse effect on our business.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has caused disruptions to our operations and has impacted our business and may continue to impact our business and operations in numerous ways that remain unpredictable.

Our business has been and may continue to be impacted by the effects of the ongoing COVID-19 pandemic.  This pandemic and related measures taken to contain the spread of COVID-19, such as government-mandated business closures, office closures, state and local orders to “shelter in place,” and travel and transportation restrictions, have negatively affected the U.S. and global economies, disrupted U.S. and global supply chains and led to unprecedented levels of unemployment.  There continues to be uncertainty around the COVID-19 pandemic, its duration, and its impact on U.S. and global economic activity and consumer behavior. The Delta variant of COVID-19, which appears to be the most transmissible and contagious variant to date, has caused a surge in COVID-19 cases globally. The impact of the Delta variant, or other variants that may emerge, cannot be predicted at this time, and could depend on numerous factors, including the availability of vaccines in different parts of the world, vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and other variants, and the response by governmental bodies to reinstate mandated business closures, orders to “shelter in place,” and travel and transportation restrictions. If workers at one or more of our offices or the offices of our suppliers become ill or are quarantined and in either or both events are therefore unable to work, or we experience other labor constraints resulting from employee turnover or departures due to resistance to vaccine mandates, our operations could be subject to disruption due to staffing shortages. Due to the surge in the Delta variant of the coronavirus, we extended the remote working arrangements implemented for the majority of our office personnel in response to the pandemic.  Our remote working arrangements may become strained or result in service delays, especially as these arrangements extend into the peak heating oil season. Further, certain of our customers’ financial condition may continue to be adversely impacted as a result of the impacts of COVID-19, or another global public health pandemic, and efforts taken to prevent its spread, which could result in reduced demand or impact their ability to pay for our products and services. We are also experiencing disruptions in the procurement of certain HVAC equipment and home generators.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives, will depend on future developments, including the duration and spread of COVID-19 and related restrictions on travel and general mobility, the price of petroleum products and the timing, scope and effectiveness of federal, state and local governmental responses, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption caused by COVID-19 and its variants could materially affect our business, results of operations, access to sources of liquidity and financial condition, and we have experienced the negative impacts of such disruption since March 2020.

Mandatory COVID-19 vaccination of employees could impact our workforce and have a material adverse effect on our business and results of operations.

On September 9, 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to require that their employees be fully vaccinated or tested weekly. The U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued emergency rules on November 5, 2021 to carry out this mandate.  On November 18, 2021, the OSHA suspended enforcement of the vaccine mandate after a U.S. federal court of appeals panel reaffirmed an earlier temporary halt of the mandate. At this time, it is unclear, among other things, if the vaccine mandate will apply to all employees, including our commercial drivers and service technicians, or only to employees who work in the office and how compliance will be documented.

As a company with more than 100 employees, it is anticipated that we would be subject to the OSHA regulation mandating COVID-19 vaccinations for a portion of our workforce.  OSHA’s vaccine requirement and the proposed new regulation, if implemented, may result in employee attrition, which could materially adversely affect future revenues and costs and have a material adverse effect on our business and results of operations.  The vaccine mandate may also put us at a competitive disadvantage vis-à-vis many of our competitors, which have less than 100 employees and are not subject to the vaccine mandate.  At this time, it is not possible to predict with certainty the exact impact that the proposed new regulation or the Company’s vaccine requirement will have on us or on our workforce.

Risks Related to Demand and Our Operations

Our operating results will be adversely affected if we continue to experience significant net customer attrition in our home heating oil and propane customer base.

The following table depicts our gross customer gains, gross customer losses and net customer attrition from fiscal year 2017 to fiscal year 2021. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customer gains that are obtained through marketing efforts and losses at newly acquired businesses are included in these calculations from the point of closing going forward. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis from the closing date.

	Fiscal Year Ended September 30,
	2021	2020	2019	2018	2017
Gross customer gains	10.7%	12.2%	12.9%	13.0%	13.1%
Gross customer losses	14.6%	15.6%	18.3%	16.2%	14.6%
Net attrition	(3.9%)	(3.4%)	(5.4%)	(3.2%)	(1.5%)

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

The continuing volatility in the energy markets can intensify price competition and add to our difficulty in reducing net customer attrition. Warmer than normal weather can also contribute to an increase in attrition as customers perceive less need for a full service provider like ourselves.  Additionally, the continuing economic impact of COVID-19 and its variants could increase future attrition due to higher losses from credit related issues.

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

	Fiscal Year Ended September 30,
	2021	2020	2019	2018	2017
Customer losses to natural gas conversion	(1.1)%	(1.1)%	(1.4)%	(1.3)%	(1.2)%

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

Weather conditions in regions in which we operate have a significant impact on the demand for home heating oil and propane because our customers depend on this product largely for space heating purposes. As a result, weather conditions may materially adversely impact our business, operating results and financial condition. During the peak-heating season of October through March, sales of home heating oil and propane historically have represented approximately 80% of our annual volume sold. Actual weather conditions can vary substantially from year to year or from month to month, significantly affecting our financial performance. Climate change may result in increased weather volatility. Warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized and, consequently, our results of operations.

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

For fiscal year 2022, we entered into a weather hedging contracts under which we are entitled to a payment capped at $12.5 million if degree days are less than the Payment Threshold and we are obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold. However, there can be no assurance that such weather hedge contracts would fully or substantially offset the adverse effects of warmer weather on our business and operating results during such period or that colder weather will result in enough profit to offset a payment by the Company to its provider.

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

At December 31, 2021, we expect to have approximately 22 million gallons of priced purchase commitments and physical inventory hedged with a futures contract or swap. If the wholesale price of heating oil increased $1 per gallon, our near term liquidity in December would be reduced by $22.0 million.

At September 30, 2021, we had approximately 111,500 customers, or 33% of our residential customer base, on the balanced payment plan in which a customer’s estimated annual oil purchases and service contract fees are paid for in a series of equal monthly payments. Increases in wholesale prices could reduce our liquidity if we failed to recalculate the balanced payments on a timely basis or if customers resist higher balanced payments. These customers could possibly owe us more in the future than we had budgeted. Generally, customer credit balances are at their low point after the end of the heating season and at their peak prior to the beginning of the heating season.

Our hedging strategy may adversely affect our liquidity.

We purchase derivatives, futures and swaps from members of our lending group in order to mitigate exposure to market risk associated with our inventory and the purchase of home heating oil for price-protected customers.  Future positions require an initial cash margin deposit and daily mark to market maintenance margin, whereas options are generally paid for as they expire.  Mark-to-market exposure reduces our borrowing base and as such can reduce the amount available to us under our Credit Agreement. The highest mark to market reserve against our borrowing base for these derivative instruments with our lending group was $13.2 million, $20.2 million, and $22.7, during fiscal years 2021, 2020, and 2019 respectively.

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

Our industry is a “margin-based” business in which gross profit depends on the excess of sales prices per gallon over supply costs per gallon. Consequently, our profitability is sensitive to changes in the wholesale product cost caused by changes in supply or other market conditions. These factors are beyond our control and thus, when there are sudden and sharp increases in the wholesale cost of home heating oil and propane, we may not be able to pass on these increases to customers through increased retail sales prices. In an effort to retain existing accounts and attract new customers we may offer discounts, which will impact the net per gallon gross margin realized.

Significant declines in the wholesale price of home heating oil may cause price-protected customers to renegotiate or terminate their arrangements which may adversely impact our gross profit and operating results.

When the wholesale price of home heating oil declines significantly after a customer enters into a price protection arrangement, some customers attempt to renegotiate their arrangement in order to enter into a lower cost pricing plan with us or terminate their arrangement and switch to a competitor.  Under our current price-protected programs, approximately 39.0% and 6.0% of our residential customers are respectively categorized as being either ceiling or fixed as of September 30, 2021.

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

If counterparties to the derivative instruments that we use to hedge the cost of home heating oil sold to price-protected customers, physical inventory and our vehicle fuel costs were to fail, our liquidity, operating results and financial condition could be materially adversely impacted, as we would be obligated to fulfill our operational requirement of purchasing, storing and selling home heating oil and vehicle fuel, while losing the mitigating benefits of economic hedges with a failed counterparty. If one of our insurance carriers were to fail, our liquidity, results of operations and financial condition could be materially adversely impacted, as we would have to fund any catastrophic loss. If our weather hedge counterparty were to fail, we would lose the protection of our weather hedge contract. Currently, we have outstanding derivative instruments with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Toronto-Dominion Bank and Wells Fargo Bank, N.A.  Our primary insurance carriers are American International Group, Woodbury Insurance Co., Inc. (our captive insurance subsidiary), and Munich Re Trading LLC., which is our weather hedge counterparty.

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

As we self-insure workers’ compensation, automobile and general liability claims up to pre-established limits, we establish liabilities based upon expectations as to what our ultimate liability will be for claims based on our historical factors. We evaluate on an annual basis the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2021, we had approximately $80.6 million of insurance liabilities. Other than matters for which we self-insure, we maintain insurance policies with insurers in amounts and with coverage and deductibles that we believe are reasonable and prudent.

However, there can be no assurance that the ultimate settlement of these claims will not differ materially from the assumptions used to calculate the liabilities or that the insurance we maintain will be adequate to protect us from all material expenses related to potential future claims for remediation costs and personal and property damage or that these levels of insurance will be available in the future at economical prices, any of which could have a material effect on our results of operations. Further, certain types of claims may be excluded from our insurance coverage. If we were to incur substantial liability and the damages are not covered by insurance or are in excess of policy limits, or if we incur liability at a time when we are not able to obtain liability insurance, then our business, results of operations and financial condition could be materially adversely affected.

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

Our business is subject to a wide range of federal, state and local laws and regulations related to environmental and other matters. Such laws and regulations have become increasingly stringent over time. Some state and local governments have enacted or are attempting to enact regulations and incentive programs encouraging the phase-out of the products that we sell in favor of products using electricity or other types of fuels, such as natural gas. We may experience increased costs due to stricter pollution control requirements or liabilities resulting from noncompliance with operating or other regulatory permits. New regulations, such as  those relating to underground storage, transportation, and delivery of the products that we sell, might adversely impact operations or make them more costly. In addition, there are environmental risks inherently associated with home heating oil operations, such as the risks of accidental releases or spills. We have incurred and continue to incur costs to remediate soil and groundwater contamination at some of our locations. We cannot be sure that we have identified all such contamination, that we know the full extent of our obligations with respect to contamination of which we are aware, or that we will not become responsible for additional contamination not yet discovered. It is possible that material costs and liabilities will be incurred, including those relating to claims for damages to property and persons and the environment.

There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of GHG emissions, in particular from the combustion of fossil fuels. Federal, regional and state regulatory authorities in many jurisdictions have begun taking steps to regulate GHG emissions. For example, as discussed above under “Risk Factor - Recent New York legislation has the potential to significantly negatively impact the Company’s New York operations,” the State of New York passed the CLCPA and other states have passed similar laws or have otherwise announced GHG reduction targets. Additionally, in October 2015, the United States Environmental Protection Agency (“EPA”) under President Obama published the Clean Power Plan for the regulation of GHG emissions associated with the energy sector. Under President Trump, the EPA repealed the Clean Power Plan and issued the Affordable Clean Energy (“ACE”) Rule which, if implemented, would have resulted in significantly less GHG reductions than would have been the case under the Clean Power Plan. On January 19, 2021, the U.S. Court of Appeals for the District of Columbia vacated the ACE Rule. The repealed Clean Power Plan and vacated ACE Rule have not been replaced. It is likely, however, that any future regulatory program that caps emissions or imposes a carbon tax will increase costs for us and our customers, which could lead to increased conservation or customers seeking lower cost alternatives. We cannot yet estimate the compliance costs or business impact of potential national, regional or state GHG emissions reduction legislation, regulations or initiatives, since many such programs and proposals are still in development.

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

We depend on the use of information technology systems that have been and may in the future be a target of cyber-attacks.

We rely on multiple information technology systems and networks that are maintained internally and by third-party vendors, and their failure or breach could significantly impede operations. In addition, our systems and networks, as well as those of our vendors, banks and counterparties, may receive and store personal or proprietary information in connection with human resources operations, customer offerings, and other aspects of our business. A cyber-attack or material network breach in the security of these systems could include the exfiltration, or other unauthorized access or disclosure, of proprietary information or employee and customer information, as well as disrupt our operations or damage our information technology infrastructure or those of third parties.

For example, in July 2021, we detected a security incident that resulted in the encryption of certain of our information technology systems. Promptly upon discovery of the incident, we launched an investigation with the assistance of an outside cybersecurity firm, notified law enforcement, and took steps to address the incident and restore full operations. Although our investigation of the incident is ongoing, at this time we do not believe any personal information belonging to customers was involved. However, we believe that an unauthorized third party exfiltrated and/or accessed certain employee personal identifying information (“PII”) and/or protected health information (“PHI”) relating to employee health insurance plans and human resources information, residing on some of the affected systems. We have since restored full operational capacity and were able to continue to serve our customers without interruption. We are in the process of evaluating our existing information security measures and determining whether or where they can be strengthened.  Currently, we do not anticipate that this incident will have a material adverse effect on our business, operations or financial results.  However, we cannot be certain that that similar cyber-attacks will not occur in the future.

Cyber-attacks are increasing in their frequency, levels of persistence, and sophistication and intensity.  Furthermore, because the techniques used to obtain unauthorized access to, or to disrupt, information technology systems change frequently, we may be unable to anticipate these techniques or implement security measures that would prevent them. We may also experience security breaches that may remain undetected for an extended period. If another cyber-attack were to occur and cause interruptions in our operations, it could have a material adverse effect on our revenues and increase our operating and capital costs, which could reduce the amount of cash otherwise available for distribution. To the extent that a future cyber-attack, security breach or other such disruption results in a loss or damage to the Company’s data, or the disclosure of PII, PHI or other personal or proprietary information, including customer or employee information, it could cause significant damage to the Company’s reputation, affect relationships with its customers, vendors and employees, lead to claims against the Company, and ultimately harm our business. In addition, we may be required to incur additional costs to mitigate, remediate and protect against damage caused by cyber-attacks, security breaches or other such disruptions in the future. We may pay significantly higher insurance premiums to maintain cyber insurance coverage, and even if we are able to maintain cyber insurance coverage, it may not be sufficient in amounts and scope to cover all harm sustained by the Company in any future cyber-attack or other data security incident.

Changes in tax laws or regulations may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, significant changes to the U.S. tax laws have been proposed, including, among others, an increase in the corporate tax rate and the imposition of an excise tax on the fair market value of stock that is repurchased by certain corporations. Changes to existing tax laws or the enactment of future reform legislation could have a material impact on our financial condition, results of operations and ability to pay distributions to our unitholders. It cannot be predicted whether or when tax laws, statutes, rules, regulations or ordinances may be enacted, issued, or amended that could materially and adversely impact our financial position, results of operations, or cash flows.

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

Our inability to identify qualified individuals for our workforce could slow our growth and adversely impact our ability to operate our business

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees to meet the needs of our business.  A number of factors may adversely affect the workforce available to us or increase labor costs, including high employment levels, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations.  We have experienced and may continue to experience shortages of qualified individuals to fill these positions. Competition for qualified employees have caused us and may continue to cause us to pay higher wages and provide greater benefits. We place a heavy emphasis on the qualification and training of our personnel and spend a significant amount of time and money on training our team members. Any inability to recruit and retain qualified individuals may result in higher turnover and increased labor costs, and could compromise the quality of our service, could have a material adverse effect on our business, financial condition and results of operations. The COVID-19 pandemic has exacerbated staffing complexities for us. The COVID-19 pandemic has also resulted in aggressive competition for talent, wage inflation and pressure to improve benefits and workplace conditions to remain competitive. Maintaining adequate staffing in our customer-facing departments and hiring and training staff has been significantly complicated by the impacts of the COVID-19 pandemic on our business. Our existing wages and benefits programs, combined with the challenging conditions due to the COVID-19 pandemic and the highly competitive wage pressure resulting from the labor shortage, may be insufficient to attract and retain the best talent. Our failure to recruit and retain employees in a timely manner or higher team member turnover levels all could affect our ability to service our customers leading to customer attrition, and we may experience higher than projected labor costs. In addition, we deliver our products primarily by truck.  We compete with other entities for drivers and service technicians’ labor, including entities that do not have seasonal businesses such as ours. The shortages of drivers, primarily as a result of the COVID-19 pandemic, has caused an increase in the cost of transportation for us.  An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on the company’s operations, results of operations, liquidity or cash flows.

A substantial portion of our workforce is unionized, and we may face labor actions that could disrupt our operations or lead to higher labor costs and adversely affect our business.

As of September 30, 2021, approximately 44% of our employees were covered under 58 different collective bargaining agreements. As a result, we are usually involved in union negotiations with several local bargaining units at any given time. There can be no assurance that we will be able to negotiate the terms of any expired or expiring agreement on terms satisfactory to us. Although we consider our relations with our employees to be generally satisfactory, we may experience strikes, work stoppages or slowdowns in the future. If our unionized workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition. Moreover, our non-union employees may become subject to labor organizing efforts. If any of our current non-union facilities were to unionize, we could incur increased risk of work stoppages and potentially higher labor costs.

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

At September 30, 2021, we had outstanding under our fifth amended and restated revolving credit facility agreement a $110.5 million term loan, $8.6 million under the revolver portion of our fifth amended and restated revolving credit facility agreement, $3.1 million of letters of credit, no hedge positions, and our availability was $171.5 million. In December 2019, the Company refinanced its five-year term loan and the revolving credit facility with the execution of the fifth amended and restated revolving credit facility agreement, which had the effect of increasing the amount due under our term loan to $130 million, correspondingly reduced the borrowings under the revolver portion of the fourth amended and restated revolving credit facility agreement and extended the term of the facility to December 2024.  (See the fifth amended and restated credit agreement and Note 13 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings). Exclusive of the term loan, during the last three fiscal years we have utilized as much as $147.4 million of our Credit Agreement in borrowings, letters of credit and hedging reserve. Our substantial indebtedness and other financial obligations could:

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

Any breach of any of these covenants, failure to meet any of these ratios or conditions, or occurrence of a change of control would result in a default under the terms of the relevant indebtedness or other financial obligations to become immediately due and payable. If we were unable to repay those amounts, the lenders could initiate a bankruptcy proceeding or liquidation proceeding or proceed against the collateral, if any. If the lenders of our indebtedness or other financial obligations accelerate the repayment of borrowings or other amounts owed, we may not have sufficient assets to repay our indebtedness or other financial obligations.

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

General Risk Factors

Disruptions in our supply chain and other factors affecting the delivery of our products and services could adversely impact our business.

A disruption within our supply chain network could adversely affect our ability to deliver our products and services in a timely manner, cause an increase in wholesale prices and a decrease in supply, lost sales, customer attrition, increased supply chain costs, or damage to our reputation. Such disruptions may result from weather-related events; natural disasters; international trade disputes or trade policy changes or restrictions; tariffs or import-related taxes; third-party strikes, lock-outs, work stoppages or slowdowns; shortages of supply chain labor, including truck drivers; shipping capacity constraints, including shortages of related equipment; third-party contract disputes; supply or shipping interruptions or costs; military conflicts; acts of terrorism; public health issues, including pandemics or quarantines (such as the COVID-19 pandemic) and related shut-downs, re-openings, or other actions by the government; civil unrest; or other factors beyond our control. Recently, U.S. ports, including those located on the East coast where we receive shipments of products, have been impacted by capacity constraints, port congestion and delays, periodic labor disputes, security issues, weather-related events, and natural disasters, which have been further exacerbated by the pandemic. Disruptions to our supply chain due to any of the factors listed above could negatively impact our financial performance or financial condition.

Hurricanes and other natural disasters and extreme weather conditions could also cause disruptions in the power grid, which could prevent our customers from operating their home heating oil systems, thereby reducing our sales. For example, on October 29, 2012, storm Sandy made landfall in our service area, resulting in widespread power outages that affected a number of our customers. Deliveries of home heating oil and propane were less than expected for certain of our customers who were without power for several weeks subsequent to storm Sandy.

Continuing inflation may hurt our sales margins and profitability.

Cost inflation including significant increases in wholesale product costs, labor rates, and domestic transportation costs have and could continue to impact profitability. Continued imbalances between supply and demand for these resources may continue to exert upward pressure on costs. Our ability to recover these cost increases through price increases may continue to lag the cost increases, resulting in downward pressure on our sales margins.

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

Uncertainty about economic conditions poses a risk as our customers may reduce or postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our equipment and services and could lead to increased conservation, as we have seen certain of our customers seek lower cost providers. Inflationary economic conditions generally affect us by increasing the cost of employee wages and benefits, transportation costs, product and service cost, credit card processing fees and bad debt from higher selling prices, and borrowings under our credit facility.  Any increase in existing customers or potential new customers seeking lower cost providers and/or increase in our rejection rate of potential accounts because of credit considerations could increase our overall rate of net customer attrition. In addition, recessionary economic conditions could negatively impact the spending and financial viability of our customers; particularly our commercial motor fuel customers. As a result, we could experience an increase in bad debts from financially distressed customers, which would have a negative effect on our liquidity, results of operations and financial condition.

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

We currently provide services to our customers in the United States in fourteen states and the District of Columbia, ranging from Maine to Maryland from 41 principal operating locations and 77 depots, 51 of which are owned and 67 of which are leased. As of September 30, 2021, we had a fleet of 1,201 truck and transport vehicles, the majority of which were owned, 1,246 service and 390 support vehicles, the majority of which were leased. Our obligations under our Credit Agreement are secured by liens and mortgages on substantially all of the Company’s and subsidiaries’ real and personal property.

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

	SGU – Common Unit Price Range				Distributions Declared
	High		Low		per Unit
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Year	Year	Year	Year	Year	Year
Quarter Ended	2021	2020	2021	2020	2021	2020
December 31,	$9.98	$9.79	$9.07	$8.91	$0.1325	$0.1250
March 31,	$10.80	$9.61	$9.31	$6.11	$0.1325	$0.1250
June 30,	$12.03	$8.97	$10.10	$7.00	$0.1425	$0.1325
September 30,	$11.89	$9.95	$9.58	$8.38	$0.1425	$0.1325

As of November 30, 2021, there were approximately 204 holders of record of common units.

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

On October 21, 2021, we declared a quarterly distribution of $0.1425 per unit, or $0.57 per unit on an annualized basis, on all Common Units with respect to the fourth quarter of fiscal 2021, paid on November 9, 2021, to holders of record on November 1, 2021. The amount of distributions in excess of the minimum quarterly distribution of $0.0675, were distributed in accordance with our Partnership Agreement, subject to management incentive compensation plan. As a result, $5.5 million was paid to the Common Unit holders, $0.3 million to the general partner unit holders (including $0.2 million of incentive distribution as provided in our Partnership Agreement) and $0.2 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Unit Repurchase Plans and Retirement

Note 5 to the Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the fiscal year ended September 30, 2021 is incorporated into this Item 5 by reference.

ITEM 6.	(RESERVED)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K (this “Report”) includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the severity and duration of the novel coronavirus, or COVID-19, pandemic, the pandemic’s impact on the U.S. and global economies, the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic, the effect of weather conditions on our financial performance, the price and supply of the products that we sell, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including climate change, environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, cyber-attacks, inflation, global supply chain issues, labor shortages, general economic conditions and new technology. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the heading “Risk Factors” and “Business Strategy.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report. Currently, one of the most significant factors, however, is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company, its customers and counterparties, and the global economy and financial markets. The extent to which COVID-19 impacts us and our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures, among others. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

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

To date, we have not experienced any supply chain issues impacting our ability to deliver petroleum products to our customers. However, we have experienced and may continue to see disruptions in the procurement of service and installation materials.  Since March 2020, we have implemented various measures in response to the COVID-19 pandemic, such as a majority of our office personnel working remotely.  While these measures have not significantly impacted our ability to serve our customers to date, these measures may become strained or result in service delays.

As a result of the COVID-19 pandemic, and in order to protect the safety and health of our workforce and our customers, we have expanded certain employee benefit programs and will incur additional operating costs such as sanitizing our facilities, providing personal protective equipment for our employees and providing IT infrastructure to allow many office, clerical, sales and customer service employees to work from home. At this time, we expect the annual cost of these undertakings to be approximately $2.0 million.

The decline in economic activity impacted our motor fuels business in the third and fourth quarters of fiscal 2020 as well as the first and second quarter of fiscal 2021. However, we did experience an increase in motor fuel volumes sold in the third and fourth quarter of fiscal 2021 compared to the third and fourth quarter of fiscal 2020. While it has not yet materially impacted our ability to serve our customers, a combination of continued higher than normal unemployment benefits and an increased desire of prospective employees to work from home has impacted our ability to fully staff our customer service, sales and other functions.  In addition, we expect that we will experience an increase in wage rates to fill these positions and we might need to adjust the current wage rates of existing employees.  We cannot predict how long this staffing issue will continue, but the shortage in conjunction with any kind of spike in customer activity could cause unacceptable delays in response times and increase customer losses.

As of September 30, 2021, we had accounts receivable of $99.7 million, of which $60.9 million was due from residential customers and $38.8 million due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If past due balances that do not meet the eligibility tests as found in our fifth amended and restated credit agreement increase from historic levels, our future ability to borrow would be reduced.

The Company has taken advantage of certain tax and legislative actions which permitted the Company to defer certain calendar 2020 payroll tax withholdings to calendar 2021 and 2022; approximately half of which were paid in fiscal 2021.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives, will depend on future developments, including the duration and spread of COVID-19 and related restrictions on travel and general mobility, the price of petroleum products and the timing, scope and effectiveness of federal, state and local governmental responses, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption caused by COVID-19 and its variants could materially affect our business, results of operations, access to sources of liquidity and financial condition.

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

	Fiscal 2021 (a)		Fiscal 2020		Fiscal 2019		Fiscal 2018		Fiscal 2017
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$1.08	$1.51	$1.86	$2.05	$1.66	$2.44	$1.74	$2.08	$1.39	$1.70
March 31	1.46	1.97	0.95	2.06	1.70	2.04	1.84	2.14	1.49	1.70
June 30	1.77	2.16	0.61	1.22	1.78	2.12	1.96	2.29	1.37	1.65
September 30	1.91	2.34	1.08	1.28	1.75	2.08	2.05	2.35	1.45	1.86

a)	On November 30, 2021, the NYMEX ultra low sulfur diesel contract closed at $2.06 per gallon or $0.27 per gallon higher than the average of $1.79 in Fiscal 2021.

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

Estimated Depreciation and Amortization Expense

(in thousands) Fiscal Year	Book	Tax
2021	$34,457	$39,473
2022	31,246	22,606
2023	27,198	20,820
2024	22,632	20,111
2025	17,998	18,967
2026	14,086	18,142

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

Under these contracts, we are entitled to a payment if the total number of degree days within the hedge period is less than the applicable “Payment Thresholds,” or strikes. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year. For fiscal 2021 we recorded a $3.4 million benefit, and for fiscal 2020 we recorded a benefit of $10.1 million.

For fiscal 2022, we entered into weather hedging contracts under which we are entitled to a payment capped at $12.5 million if degree days are less than the Payment Threshold and we are obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold. The hedge period runs from November 1, 2021 through March 31, 2022 taken as a whole.

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2021			2020			2019
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	19,100	19,900	(800)	23,900	23,100	800	26,200	25,400	800
Second Quarter	12,600	17,800	(5,200)	12,600	18,200	(5,600)	12,600	22,300	(9,700)
Third Quarter	6,700	12,300	(5,600)	8,000	13,600	(5,600)	7,100	15,900	(8,800)
Fourth Quarter	9,500	14,900	(5,400)	10,700	15,800	(5,100)	13,200	20,600	(7,400)
Total	47,900	64,900	(17,000)	55,200	70,700	(15,500)	59,100	84,200	(25,100)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2021			2020			2019
	Gross Customer		Net	Gross Customer		Net	Gross Customer		Net
	Gains	Losses	Gains / (Attrition)	Gains	Losses	Gains / (Attrition)	Gains	Losses	Gains / (Attrition)
First Quarter	4.4%	4.6%	(0.2)%	5.3%	5.1%	0.2%	5.8%	5.6%	0.2%
Second Quarter	2.9%	4.1%	(1.2)%	2.8%	4.0%	(1.2)%	2.8%	5.0%	(2.2)%
Third Quarter	1.3%	2.6%	(1.3)%	1.8%	3.0%	(1.2)%	1.6%	3.5%	(1.9)%
Fourth Quarter	2.1%	3.3%	(1.2)%	2.3%	3.5%	(1.2)%	2.7%	4.2%	(1.5)%
Total	10.7%	14.6%	(3.9)%	12.2%	15.6%	(3.4)%	12.9%	18.3%	(5.4)%

For fiscal 2021, the Company lost 17,000 accounts (net), or 3.9%, of its home heating oil and propane customer base, compared to 15,500 accounts lost (net), or 3.4%, of its home heating oil and propane customer base, during fiscal 2020. Gross customer gains were 7,300 less than the prior year’s comparable period, and gross customer losses were 5,800 accounts lower. The 1,500 account increase in net customer attrition was negatively impacted by the sale of certain propane assets in October 2020, which generated approximately 1,100 accounts (net) through September 30, 2020 as compared to approximately 100 accounts (net) in October 2020.

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

During fiscal 2021, we estimate that we lost (1.1%) of our home heating oil and propane accounts to natural gas conversions versus (1.1%) for fiscal 2020 and (1.4%) for fiscal 2019. Losses to natural gas in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates.

Acquisitions

The timing of acquisitions and the types of products sold by acquired companies impact year-over-year comparisons. During fiscal 2021 the Company acquired two propane and three heating oil dealers. During fiscal 2020 the Company acquired two heating oil dealers. The following tables detail the Company’s acquisition activity and the associated volume sold during the 12-month period prior to the date of acquisition.

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

Sale of Propane Assets

In October 2020 we sold propane assets, which included a customer list of approximately 12,300 customers for $7.0 million. The following table details sales generated from the propane assets sold:

	Years Ended September 30,
(in thousands)	2021	2020	2019
Volume:
Propane	155	2,741	2,765

Sales:
Petroleum Products	$334	$5,906	$6,377
Installations and Services	68	1,224	1,540
Total Sales	$402	$7,130	$7,917

Protected Price Account Renewals

A substantial majority of the Company’s price-protected customers have agreements with us that are subject to annual renewal in the period between April and November of each fiscal year. If a significant number of these customers elect not to renew their price-protected agreements with us and do not continue as our customers under a variable price-plan, the Company’s near term profitability, liquidity and cash flow will be adversely impacted.  As of November 30, 2021, the wholesale cost of home heating oil as measured by the New York Mercantile Exchange was $2.06 per gallon, approximately $0.69 per gallon higher than at November 30, 2020.  Based on these recent prices, our price-protected customers will be offered renewal contracts at significantly higher prices than last year which, may adversely impact the acceptance rate of these renewals.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company and its subsidiaries and should be read in conjunction with the historical financial and operating data and Notes thereto included elsewhere in this Annual Report.

Fiscal Year Ended September 30, 2021

Compared to Fiscal Year Ended September 30, 2020

Volume

For fiscal 2021, the retail volume of home heating oil and propane sold decreased by 7.7 million gallons, or 2.4%, to 305.9 million gallons, compared to 313.6 million gallons for fiscal 2020. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for fiscal 2021 were 1.1% warmer than fiscal 2020 and 10.7% warmer than normal, as reported by NOAA. For fiscal 2021, net customer attrition for the base business was 3.7%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.”  An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

Heating Oil
(in millions of gallons)	and Propane
Volume - Fiscal 2020	313.6
Net customer attrition	(15.1)
Impact of warmer temperatures	(3.6)
Acquisitions	8.1
Sale of certain propane assets	(2.6)
Other	5.5
Change	(7.7)
Volume - Fiscal 2021	305.9

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers, and commercial/industrial/other customers for fiscal 2021 compared to fiscal 2020:

	Twelve Months Ended
Customers	September 30, 2021	September 30, 2020
Residential Variable	43.0%	41.5%
Residential Price-Protected (Ceiling and Fixed Price)	44.9%	46.1%
Commercial/Industrial/Other	12.1%	12.4%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold increased by 2.3 million gallons, or 1.5%, to 154.1 million gallons for fiscal 2021, compared to 151.8 million gallons for fiscal 2020.

Product Sales

For fiscal 2021, product sales increased 1.5%, to $1,204.3 million, compared to $1,186.0 million in fiscal 2020, largely due to an increase in wholesale product cost of $0.0530 per gallon, or 3.3%.

Installations and Services Sales

For fiscal 2021, installation and service sales increased $11.4 million, or 4.0%, to $292.8 million, compared to $281.4 million for fiscal 2020, as both installation and service sales rebounded from the negative impact of

COVID-19 on economic activity in fiscal 2020.

Cost of Product

For fiscal 2021, cost of product increased $15.9 million, or 2.2%, to $754.6 million, compared to $738.7 million for fiscal 2020, primarily due to the impact of a $0.0530 per gallon, or 3.3%, increase in wholesale product cost.

Gross Profit—Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for fiscal 2021 increased by $0.0410 per gallon, or 3.1%, to $1.3366 per gallon, from $1.2956 per gallon during fiscal 2020. We cannot assume that the per gallon margins realized during fiscal 2021 are sustainable for future periods. Product sales and cost of product include home heating oil, propane, motor fuel, other petroleum products and liquidated damages billings.

	Twelve Months Ended
	September 30, 2021		September 30, 2020
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	305.9		313.6
Sales	$881.5	$2.8816	$924.4	$2.9479
Cost	$472.6	$1.5450	$518.1	$1.6523
Gross Profit	$408.9	$1.3366	$406.3	$1.2956

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	154.1		151.8
Sales	$322.8	$2.0951	$261.6	$1.7238
Cost	$282.0	$1.8304	$220.6	$1.4534
Gross Profit	$40.8	$0.2647	$41.0	$0.2704

Total Product	Amount (in millions)		Amount (in millions)
Sales	$1,204.3		$1,186.0
Cost	$754.6		$738.7
Gross Profit	$449.7		$447.3

For fiscal 2021, total product gross profit was $449.7 million, which was $2.4 million, or 0.5%, more than fiscal 2020, primarily due to an increase in home heating oil and propane margins ($12.4 million) that was partially offset by a $10.0 million decrease due to lower home heating oil and propane volume sold.

Cost of Installations and Services

Total installation costs for fiscal 2021 increased to $90.1 million, compared to $83.8 million for fiscal 2020, primarily due to increased installation revenues. Installation costs as a percentage of installation sales for fiscal 2021 and fiscal 2020, were 81.5% and 82.4%, respectively.

Service expense increased by $4.8 million, or 2.9%, to $174.7 million for fiscal 2021, representing 95.9% of service sales, versus $169.9 million, or 94.5% of service sales, for fiscal 2020. Service expense rose as the Company resumed normal service work and activity that was curtailed during fiscal 2020 due to COVID-19.

We realized a combined gross profit from services and installations of $28.0 million for fiscal 2021 compared to a combined gross profit of $27.7 million for fiscal 2020, a $0.3 million improvement in profitability.

Management views the service and installation department on a combined basis because many overhead functions cannot be separated or precisely allocated to either service or installation billings.

(Increase) Decrease in the Fair Value of Derivative Instruments

During fiscal 2021, the change in the fair value of derivative instruments resulted in a $36.1 million credit due to an increase in the market value for unexpired hedges (a $23.6 million credit) and a $12.5 million credit due to the expiration of certain hedged positions.

During fiscal 2020, the change in the fair value of derivative instruments resulted in a $2.8 million charge due to a decrease in the market value for unexpired hedges (a $12.2 million charge) and partially offset by a $9.4 million credit due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For fiscal 2021, delivery and branch expenses increased $4.5 million, or 1.4%, to $327.9 million, compared to $323.4 million for fiscal 2020, as a $6.7 million lower benefit recorded from the Company’s weather hedge and $3.5 million of additional costs from acquisitions was offset by a decline in operating costs in the base business of $5.8 million, or 1.7%.  In the base business, the decrease was driven by $3.5 million of lower bad debt and credit card processing fees and other net expense savings of $2.3 million. While temperatures were warmer for fiscal 2021 than the prior year’s comparable period, temperatures during the weather hedge period for fiscal 2021 were colder than fiscal 2020, resulting in a lower weather hedge benefit.

Depreciation and Amortization Expenses

For fiscal 2021, depreciation and amortization expense decreased $1.1 million, or 3.3%, to $33.5 million, compared to $34.6 million for fiscal 2020, primarily due to lower amortization expense related to intangible assets that fully amortized in the prior fiscal year.

General and Administrative Expenses

For fiscal 2021, general and administrative expenses were $25.1 million, essentially unchanged from fiscal 2020, as a $0.6 million decrease in pension expense was offset by a $0.3 million increase in acquisition related expenses and a $0.3 million increase in salaries and benefit expenses.

Finance Charge Income

For fiscal 2021, finance charge income decreased by $0.9 million, or 23.1%, to $2.9 million compared to $3.8 million for fiscal 2020, primarily due to lower customer late payment charges resulting from lower past due receivable balances.

Interest Expense, Net

For fiscal 2021, net interest expense decreased by $1.9 million, or 19.4%, to $7.8 million compared to $9.7 million for fiscal 2020. The year-over-year change reflects a decrease in average borrowings of $23.7 million from $162.7 million for fiscal 2020 to $139.0 million for fiscal 2021, and a decrease in the weighted average interest rate from 4.9% for fiscal 2020 to 4.0% for fiscal 2021. To hedge against rising interest rates, the Company utilizes interest rate swaps.  At September 30, 2021, $59.0 million, or 53%, of Star’s long-term debt was fixed.

Amortization of Debt Issuance Costs

For fiscal 2021, amortization of debt issuance costs was $1.0 million, essentially unchanged from fiscal 2020.

Other Loss, Net

In the fourth quarter of fiscal year 2020, we reclassified certain propane assets to assets held for sale on our consolidated balance sheet that were sold in October 2020. As a result, we recorded an impairment charge of $5.7 million, which represents the difference between the fair value less cost to sell and the carrying value of the assets. See Note 2 to our Consolidated Financial Statements of this Form 10-K for additional details. No similar activity occurred in fiscal 2021.

Income Tax Expense

For fiscal 2021, the Company’s income tax expense increased by $13.1 million to $33.7 million, from $20.6 million for fiscal 2020, due primarily to an increase in income before income taxes of $44.9 million that was driven by a $38.9 million non-cash favorable change in the fair market value of derivative instruments.

Net Income

For fiscal 2021, net income increased $31.8 million, or 56.9%, to $87.7 million, due to a favorable change in the fair value of derivative instruments of $38.9 million, the non-recurrence of the $5.7 million impairment charge recorded in fiscal 2020, lower interest expense of $1.9 million and lower depreciation and amortization expense of $1.1 million that was partially offset by an increase in income tax expense of $13.1 million and a $2.8 million decrease in Adjusted EBITDA, described below

Adjusted EBITDA

For fiscal 2021, Adjusted EBITDA decreased by $2.8 million, or 2.1%, to $127.5 million compared to fiscal 2020. An increase in home heating oil and propane margins ($0.0410 per gallon), lower total operating expenses in the base business ($5.8 million) and the Adjusted EBITDA from acquisitions ($2.8 million) were more than offset by a $6.7 million decline in the benefit recorded from the Company’s weather hedge and a decline in home heating oil and propane volume (7.7 million gallons).  While temperatures were warmer for fiscal 2021 than the prior year’s comparable period, temperatures during the weather hedge period for fiscal 2021 were colder than fiscal 2020, hence the lower weather hedge benefit.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provide additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Twelve Months Ended September 30,
(in thousands)	2021	2020
Net income	$87,737	$55,918
Plus:
Income tax expense	33,675	20,625
Amortization of debt issuance cost	972	999
Interest expense, net	7,816	9,702
Depreciation and amortization	33,485	34,623
EBITDA (a)	163,685	121,867
(Increase) / decrease in the fair value of derivative instruments	(36,138)	2,755
Other loss, net	—	5,724
Adjusted EBITDA (a)	127,547	130,346

Add / (subtract)
Income tax expense	(33,675)	(20,625)
Interest expense, net	(7,816)	(9,702)
(Recovery) provision for losses on accounts receivable	(248)	3,441
(Increase) decrease in receivables	(15,171)	34,366
(Increase) decrease in inventories	(11,472)	14,588
Increase in customer credit balances	3,054	14,775
Change in deferred taxes	11,361	(3,544)
Change in other operating assets and liabilities	(4,703)	12,023
Net cash provided by operating activities	$68,877	$175,668
Net cash used in investing activities	$(50,326)	$(28,141)
Net cash used in financing activities	$(70,695)	$(95,515)

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

Fiscal Year Ended September 30, 2020

Compared to Fiscal Year Ended September 30, 2019

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within the Form 10-K for the fiscal year ended September 30, 2020 for the fiscal 2020 to fiscal 2019 comparative discussion.

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

During fiscal 2021, cash provided by operating activities decreased $106.8 million to $68.9 million, compared to $175.7 million of cash provided by operating activities during fiscal 2020.  The decrease was driven by a $61.3 million unfavorable change in accounts receivable (including customer credit balances) due primarily to higher sales in the fourth quarter of fiscal 2021 as compared to the fourth quarter of fiscal 2020, a $26.1 million unfavorable change in inventory due primarily to the higher cost of liquid product on hand as of September 30, 2021 as compared to September 30, 2020, a $11.5 million unfavorable change in payroll accruals due to timing, a $9.1 million unfavorable change in cash posted as collateral at derivative counterparties due to higher NYMEX ultra low sulfur diesel contract pricing as of September 30, 2021 as compared to September 30, 2020, $7.8 million of net payroll taxes deferred from fiscal 2020 to fiscal 2021 as a result of certain tax and legislative actions, and a $2.7 million reduction in cash from operations that was partially offset by a $10.1 million favorable change in accounts payable due to the pricing and timing of inventory purchases, and $1.6 million of other changes in working capital.

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

Investing Activities

Our capital expenditures for fiscal 2021 totaled $15.1 million, as we invested in computer hardware and software ($3.2 million), refurbished certain physical plants ($2.8 million), expanded our propane operations ($2.3 million) and made additions to our fleet and other equipment ($6.8 million).

During fiscal 2021, we reinvested $1.1 million into an irrevocable trust to secure certain liabilities for our captive insurance company. The cash deposited into the trust is shown on our balance sheet as captive insurance collateral and, correspondingly, reduced cash on our balance sheet. We believe that investments into the irrevocable trust will lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

During fiscal 2021, the Company acquired two propane and three heating oil dealers for an aggregate purchase price of $42.5 million; $40.7 million in cash and $1.8 million of deferred liabilities.  The gross purchase price was allocated $37.3 million to goodwill and intangible assets and $6.2 million to fixed assets, and reduced by $1.0 million in working capital credits.

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

During fiscal 2020, the Company acquired two oil dealers for an aggregate purchase price of approximately $3.0 million in cash and $0.3 million of deferred liabilities.  The gross purchase price was allocated $3.2 million to goodwill and intangible assets and $0.6 million to fixed assets, and reduced by $0.5 million in working capital credits. The Company also completed the purchase of assets related to our fiscal 2019 acquisition of a heating oil dealer for an aggregate purchase price of approximately $1.2 million.

Financing Activities

During fiscal 2021, we repaid $13.0 million of our term loan, borrowed $75.2 million and subsequently repaid $66.5 million under our revolving credit facility, repurchased 4.3 million Common Units for $42.8 million primarily in connection with our unit repurchase plan, and paid distributions of $22.4 million to our Common Unit holders and $1.0 million to our General Partner unit holders (including $0.9 million of incentive distributions as provided in our Partnership Agreement).

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

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, and business conditions, especially in light of the impact of COVID-19, weather, the ability to collect current and future accounts receivable, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of September 30, 2021 ($4.8 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and from subsequent seasonal reductions in inventory and accounts receivable. As of September 30, 2021, we had accounts receivable of $99.7 million of which $60.9 million is due from residential customers and $38.8 million is due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If these balances do not meet the eligibility tests as found in our fifth amended and restated credit agreement, our ability to borrow will be reduced and our anticipated cash flow from operating activities will also be reduced. As of September 30, 2021, we had $8.6 million borrowings under our revolving credit facility, $110.5 million outstanding under our term loan, $3.1 million in letters of credit outstanding, and no hedge positions were secured with the bank group.

Under the terms of the fifth amended and restated credit agreement, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 15% of the maximum facility size and a fixed charge coverage ratio of not less than 1.15. We must also maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 4.5 as of December 31st or March 31st. As of September 30, 2021, Availability, as defined in the fifth amended and restated revolving credit facility agreement, was $171.5 million and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for fiscal 2022 are estimated to be approximately $15.8 million, excluding the capital requirements for leased fleet which we currently estimate to be $10.9 million. In addition, we plan to invest approximately $4.0 million in our propane operations. Distributions for fiscal 2022, at the current quarterly level of $0.1425 per unit, would result in aggregate payments of approximately $22.0 million to Common Unit holders, $1.1 million to our General Partner (including $1.0 million of incentive distribution as provided for in our Partnership Agreement) and $1.0 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. Under the terms of our credit facility, our term loan is repayable in quarterly payments of $3.25 million.  We are also required to make an additional term loan repayments due to Excess Cash Flow of $4.6 million in December 2021 (see Note 13 - Long-Term Debt and Bank Facility Borrowings). Further, subject to any additional liquidity issues or concerns resulting from the current COVID-19 pandemic, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no special purpose entities or off balance sheet debt.

Long-term contractual obligations, except for our long-term debt and New England Teamsters and Trucking Industry Pension Fund withdrawal obligations and operating leases liabilities, are not recorded in our consolidated balance sheet. Non-cancelable purchase obligations are obligations we incur during the normal course of business, based on projected needs. The Company had no capital lease obligations as of September 30, 2021.

The table below summarizes the payment schedule of our contractual obligations at September 30, 2021 (in thousands):

	Payments Due by Fiscal Year
	Total	2022	2023 and 2024	2025 and 2026	Thereafter
Debt obligations (a)	$119,118	$26,239	$26,000	$66,879	$—
Operating lease obligations (b)	119,575	21,920	37,693	28,741	31,221
Purchase obligations and other (c)	62,742	12,486	10,826	6,808	32,622
Interest obligations (d)	18,402	8,811	8,969	622	—
Long-term liabilities reflected on the balance sheet	496	350	146	—	—
	$320,333	$69,806	$83,634	$103,050	$63,843

(a)	Reflects payments due of debt existing as of September 30, 2021, considering the terms of our fifth amended and restated credit agreement. (See Note 13 - Long-Term Debt and Bank Facility Borrowings)
(b)	Represents various operating leases for office space, trucks, vans and other equipment with third parties. Maturities of operating leases are presented undiscounted. (See Note 16 - Leases)
(c)

Represents non-cancelable commitments as of September 30, 2021 for operations such as customer related invoice and statement processing, voice and data phone/computer services, real estate taxes on leased property and our undiscounted future payment obligations to the New England Teamsters and Trucking Industry Pension Fund.
(d)	Reflects interest obligations on our term loan due December 2024 and the unused commitment fee on the revolving credit facility.

Recent Accounting Pronouncements

Refer to Note 2 – Summary of Significant Accounting Policies for discussion regarding the impact of accounting standards that were recently issued but not yet effective, on our consolidated financial statements.

Critical Accounting Policy and Critical Accounting Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to establish accounting policies and make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the Consolidated Financial Statements. The Company evaluates its policies and estimates on an on-going basis. A change in any of these critical accounting policies and estimates could have a material effect on the results of operations. The Company’s Consolidated Financial Statements may differ based upon different estimates and assumptions. The Company’s critical accounting policies and estimates have been reviewed with the Audit Committee of the Board of Directors.

Our significant accounting policies are discussed in Note 2 of the Notes to the Consolidated Financial Statements. We believe the following are our critical accounting policies and estimates:

Critical Accounting Policy

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

Critical Accounting Estimates

Our significant accounting policies are discussed in Note 2 of the Notes to the Consolidated Financial Statements. We believe the following are our critical accounting policies and estimates:

Self-Insurance Liabilities

We currently self-insure a portion of workers’ compensation, auto, general liability and medical claims. We establish and periodically evaluate self-insurance liabilities based upon expectations as to what our ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience, including frequency, severity, demographic factors and other actuarial assumptions, supplemented with the support of a qualified third-party actuary. As of September 30, 2021, we had approximately $80.6 million of self-insurance liabilities. The ultimate resolution of these claims could differ materially from the assumptions used to calculate the self-insurance liabilities, which could have a material adverse effect on results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At September 30, 2021, we had outstanding borrowings totaling $119.1 million, which are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $0.9 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at September 30, 2021, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $15.8 million to a fair market value of $43.6 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $13.8 million to a fair market value of $14.0 million.

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

Our general partner’s chief executive officer and our chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2021. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of September 30, 2021.

The effectiveness of our internal control over financial reporting as of September 30, 2021 has been audited by our independent registered public accounting firm, as stated in their report which is included at Item 8 – Financial Statements and Supplementary Data.

(c) Change in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Other

Our general partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of our general partner have concluded, as of September 30, 2021, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

As of November 30, 2021, Kestrel Heat owned 325,729 general partner units. In November 2021, Kestrel Heat made an in-kind distribution of 500,000 common units, representing approximately 1% of the issued and outstanding common units, to Kestrel, which, in turn, made an in-kind distribution of such units, pro rata, to its members.

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

Directors and Executive Officers of the General Partner

Directors are appointed for an indefinite term, subject to the discretion of Kestrel. The following table shows certain information for directors and executive officers of the general partner as of November 30, 2021:

Name	Age	Position
Paul A. Vermylen, Jr.	74	Chairman, Director
Jeffrey M. Woosnam	53	President, Chief Executive Officer and Director
Richard F. Ambury	64	Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Jeffrey S. Hammond	59	Chief Operating Officer
Joseph R. McDonald	52	Chief Customer Officer
Henry D. Babcock(1)	81	Director
C. Scott Baxter(1)	60	Director
David M. Bauer(1)	52	Director
Daniel P. Donovan	75	Director
Bryan H. Lawrence	79	Director
William P. Nicoletti (1)	76	Director

(1)	Audit Committee member

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

Joseph R. McDonald. Mr. McDonald has been Chief Customer Officer of Kestrel Heat since March 18, 2019. From May 2014 to March 2019, he served as Senior Vice President of Sales, Marketing & Retention. From May 2005 to May 2014, Mr. McDonald served as Vice President, Sales and Marketing. From October 2004 to May 2005, he served as the Director of Sales for Petro Holdings, Inc., a subsidiary of the Company. From January 2003 to October 2004, was a Regional Sales Manager for Petro Holdings, Inc.

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

Bryan H. Lawrence. Mr. Lawrence has been a director of Kestrel Heat since April 28, 2006 and a manager of Kestrel since July 2005. Mr. Lawrence is a founder and senior manager of Yorktown Partners LLC, the manager of the Yorktown group of investment partnerships, which make investments in companies engaged in the energy industry. The Yorktown partnerships were formerly affiliated with the investment firm of Dillon, Read & Co. Inc., where Mr. Lawrence was employed beginning in 1966, serving as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997. Mr. Lawrence also serves as a director of Hallador Petroleum Company, Ramaco Resources, Inc., Riley Exploration Permian, Inc. (each a United States publicly traded company), and certain non-public companies in the energy industry in which Yorktown partnerships hold equity interests. Mr. Lawrence is a graduate of Hamilton College and received an M.B.A. from Columbia University.

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

Meetings of Directors

During fiscal 2021, the Board of Directors of Kestrel Heat met seven times. All directors attended each meeting.

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

During fiscal 2021, the Audit Committee of Kestrel Heat, LLC met five times. All directors attended each meeting.

Reimbursement of Expenses of the General Partner

The general partner does not receive any management fee or other compensation for its management of the Company. The general partner is reimbursed for all expenses incurred on behalf of the Company, including the cost of compensation that are properly allocable to the Company. The Partnership Agreement provides that the general partner shall determine the expenses that are allocable to the Company in any reasonable manner determined by the general partner in its sole discretion. In addition, the general partner and its affiliates may provide services to the Company for which a reasonable fee would be charged as determined by the general partner. There were no reimbursements of the General Partner in fiscal year 2021.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on copies of reports furnished to us, we believe that during fiscal year 2021, all reporting persons complied with the Section 16(a) filing requirements applicable to them.

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

Throughout this Report, each person who served as chief executive officer (“CEO”) during fiscal 2021, each person who served as chief financial officer (“CFO”) during fiscal 2021 and the two other most highly compensated executive officers serving at September 30, 2021 (there being no other executive officers) are referred to as the “named executive officers” and are included in the Executive Compensation Table.

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

Elements of Executive Compensation

For the fiscal year ended September 30, 2021, the principal components of compensation for the named executive officers were:

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

The majority of the Company’s compensation allocation is weighted towards base salary and annual discretionary profit sharing allocation. In addition, during fiscal 2021, an aggregate of $386,857 was paid to the named executive officers under the terms of the management incentive compensation plan and represented a small portion of the executive compensation that was paid to these officers. If we are successful in increasing the overall level of distributions payable to unitholders, the amounts payable to the named executive officers under the management incentive compensation plan should increase.

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

There are no set formulas for determining the amount payable to our named executive officers from the profit sharing plan. Factors considered by our CEO and the Board in determining the level of profit sharing allocations generally include, without assigning a particular weight to any factor:

•

whether or not we achieved certain budgeted goals for the year and any material shortfalls or superior performances relative to expectations. Under the plan, no profit sharing was payable with respect to fiscal 2021 unless we achieved actual adjusted EBITDA for fiscal 2021 of at least 70% of the amount of budgeted adjusted EBITDA for fiscal 2021;

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

The pro rata share payable to each participant under the Plan is based on the number of participation points as described under “Fiscal 2021 Compensation Decisions—Management Incentive Compensation Plan.” The amount paid in Incentive Distributions is governed by the Partnership Agreement and Available Cash (as defined in our Partnership Agreement) is distributed to the holders of our common units and general partner units in the following manner:

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

We distributed $916,568 in Incentive Distributions under the Plan during fiscal 2021, including payments to the named executive officers of approximately $386,857. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its general partner units within the next 12 months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

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

Fiscal 2021 Compensation Decisions

For fiscal 2021, the foregoing elements of compensation were applied as follows:

Base Salary

The following table sets forth each named executive officer’s base salary as of October 1, 2021 and the percentage increase in base salary over October 1, 2020. The current base salaries for our named executive officers were determined based upon the factors discussed under the caption “Base Salary.” The average percentage increase in base salary for executives in our peer group was approximately 8.2%.

Name	Salary	Percentage Change From Prior Year
Jeffrey M. Woosnam	$440,000	3.5%
Richard F. Ambury	$444,968	2.5%
Jeffrey S. Hammond	$329,676	3.5%
Joseph R. McDonald	$329,676	3.5%

Annual Discretionary Profit Sharing Allocation

Based on the annual performance reviews for our CEO and named executive officers, the Board approved annual profit sharing allocations as reflected in the “Summary Compensation Table” and notes thereto. For fiscal 2021, the profit sharing amounts reflected in the Summary Compensation Table are 3% lower than fiscal 2020 for Messrs. Woosnam, Ambury, Hammond and McDonald.

One of our primary performance measures is Adjusted EBITDA, as defined under the Profit Sharing Plan. For fiscal 2021, Adjusted EBITDA (as calculated under the Profit Sharing Plan) decreased by $3.3 million, or 2.5%, to $126.7 million compared to fiscal 2020. For our peer group, the average percentage increase in Adjusted EBITDA was 15.3%, but the average total compensation increased by 8.2%.

Another performance measure is acquisitions. During fiscal 2021 the Company acquired two propane and three heating oil dealers that generate approximately 13 million gallons of home heating oil and propane annually. Messrs. Woosnam, Ambury, Hammond and McDonald were instrumental in the successful integration of these transactions.

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

In fiscal 2021, $386,857 was paid to the named executive officers under the Plan as indicated in the following chart:

Name	Points	Percentage	Management Incentive Payments
Jeffrey M. Woosnam	60	5.5%	49,917
Richard F. Ambury	235	21.4%	195,508
Jeffrey S. Hammond	50	4.5%	41,598
Joseph R. McDonald	120	10.9%	99,834
Other Plan Participants (a)	635	57.7%	529,711
Total	1,100	100%	$916,568
(a)	Includes 300 points (27.3%) that were awarded to Mr. Donovan prior to his retirement as the Company’s President and Chief Executive Officer effective September 30, 2013.

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

Change in Control Agreements

Change in control arrangements are included in the employment agreement for Mr. Woosnam, Chief Executive Officer and we have entered into a Change in Control Agreement with Mr. Ambury, Chief Financial Officer. Under the terms of each agreement, if either of these executive officers is terminated within 180 days following a change in control (as defined in the agreement), he will be entitled to a payment equal to two times his base annual salary in the year of such termination plus two times the average amount paid as a bonus and/or as profit sharing during the three years preceding the year of such termination. The term change in control means the present equity owners of Kestrel Heat and their affiliates collectively cease to beneficially own equity interests having the voting power to elect at least a majority of the members of the Board of Directors or other governing board of the general partner or any successor entity. If a change in control were to have occurred and their employment was terminated as of the date of this Report, Mr. Woosnam would have received a payment of $2,155,333 and Mr. Ambury would have received a payment of $1,970,814.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information about the ratio of the annual total compensation, calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K of our CEO, Jeffrey M. Woosnam and the annual total compensation of our median employee. For fiscal 2021, our last completed fiscal year, our CEO’s total compensation was $1,280,140, versus our median employee compensation of $69,028.  This reflects a CEO pay ratio of 19:1. We identified our median compensation employee by examining total compensation paid for fiscal year 2021 to all individuals, excluding Mr. Woosnam, who were employed by us on September 30, 2021, the last day of our fiscal year based on payroll records. No assumptions, adjustments or estimates were made in respect of total compensation, except that we annualized the compensation of any employee that was not employed with us for all of fiscal year 2021, excluding seasonal and temporary employees.

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

The Board of Directors reviewed and discussed with the Company’s management the Compensation Discussion and Analysis contained in this annual report on Form 10-K. Based on that review and discussion, the Board of Directors recommends that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year ended September 30, 2021.

Paul A. Vermylen, Jr.

Jeffrey M. Woosnam

Henry D. Babcock

David M. Bauer

C. Scott Baxter

Daniel P. Donovan

Bryan H. Lawrence

William P. Nicoletti

Executive Compensation Table

The following table sets forth the annual salary compensation, bonus and all other compensation awards earned and accrued by the named executive officers in the fiscal year.

	Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Bonus	Unit Awards	Option Awards	Non- Equity Incentive Plan Comp.(1)	Change in Pension Value and Nonqualified Deferred Comp. Earnings (2)	All Other Comp.(6)	Total
Jeffrey M. Woosnam	2021	$432,501	—	—	—	$750,000	$—	$97,639	$1,280,140
President and Chief	2020	$402,500	—	—	—	$775,000	$—	$94,956	$1,272,456
Executive Officer (3)	2019	$297,769	—	—	—	$388,000	$—	$87,420	$773,189
Richard F. Ambury	2021	$439,542	—	—	—	$595,000	$2,073	$246,158	$1,282,773
Chief Financial Officer,	2020	$428,821	—	—	—	$615,000	$32,355	$226,701	$1,302,877
Treasurer and Executive	2019	$417,872	—	—	—	$411,317	$58,858	$206,786	$1,094,833
Vice President
Jeffrey S. Hammond	2021	$324,103	—	—	—	$556,000	$—	$89,618	$969,721
Chief Operating	2020	$313,142	—	—	—	$575,000	$—	$84,977	$973,119
Officer (4)	2019	$292,384	—	—	—	$288,000	$—	$80,727	$661,111
Joseph R. McDonald	2021	$324,103	—	—	—	$556,000	$—	$146,555	$1,026,658
Chief Customer	2020	$313,142	—	—	—	$575,000	$—	$136,947	$1,025,089
Officer (5)	2019	$294,933	—	—	—	$288,000	$—	$126,747	$709,680

(1)	Payable pursuant to the Company’s profit sharing pool, which is described under “Compensation Discussion and Analysis. – Profit Sharing Allocation.”
(2)

We have two frozen defined benefit pension plans that we sometimes refer to in this Report as the Petro defined benefit pension plan and the Meenan defined benefit pension plan, where participants are not accruing additional benefits. Mr. Ambury also participated in a tax-qualified supplemental employee retirement plan which, prior to being frozen in 1997, represented contributions to an employee plan to compensate for a reduction in certain benefits prior to 1997. Included in Mr. Ambury’s amounts for the Change in Pension Value and Nonqualified Deferred Comp. Earnings are $333, $5,197, and $9,455 for fiscal years 2021, 2020, and 2019 respectively, for the actuarial changes in the value of his frozen supplemental employee retirement plan. The change in all the named executive’s pension values (including the supplemental employee retirement plan) are non-cash, and reflect normal adjustments resulting from changes in discount rates and government mandated mortality tables.

(3)	Mr. Woosnam was appointed President and Chief Executive Officer on March 18, 2019.
(4)	Mr. Hammond was appointed Chief Operating Officer on March 18, 2019.
(5)	Mr. McDonald was appointed Chief Customer Officer on March 18, 2019.
(6)	All other compensation is subdivided as follows:

Name	Management Incentive Compensation Plan	Company Match and Core Contribution to 401(K) Plan	Car Allowance or Monetary Value for Personal Use of Company Owned Vehicle	Total
Jeffrey M. Woosnam	$49,917	$17,782	$29,940	$97,639
Richard F. Ambury	$195,508	$21,850	$28,800	$246,158
Jeffrey S. Hammond	$41,598	$17,762	$30,258	$89,618
Joseph R. McDonald	$99,834	$16,824	$29,897	$146,555

	Grants of Plan-Based Awards
		Estimated Future Payouts Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan			All Other Stocks Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date (1)	Threshold ($)	Target ($) (2)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Option Awards
Jeffrey M.
Woosnam	7/21/09	—	$750,000	—	—	—	—	—	—	—	—
Richard F.
Ambury	7/21/09	—	$595,000	—	—	—	—	—	—	—	—
Jeffrey S.
Hammond	7/21/09	—	$556,000	—	—	—	—	—	—	—	—
Joseph R.
McDonald	7/21/09	—	$556,000	—	—	—	—	—	—	—	—

(1)

On July 21, 2009, the Board of Directors authorized the continuance of the annual profit sharing plan, subject to its power to terminate the plan at any time. Profit sharing allocations are described under “Compensation Philosophy and Policies—Profit Sharing Allocations.”

(2)	The annual profit sharing plan does not provide for thresholds or maximums; the amounts listed represent the actual awards to the named executive officers for fiscal 2021.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercises and Stock Vested

None.

Pension Plans Pursuant to Which Named Executive Officers Have an Accumulated Benefit But Are Not Currently Accruing Benefits

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Richard F. Ambury (1)	Retirement Plan	13	$331,647	$—
	Supplemental Employee Retirement Plan	—	$63,470	$—

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

Name	Potential Payments Upon Termination	Potential Payments Following a Change of Control
Jeffrey M. Woosnam	$440,000	$2,155,333
Richard F. Ambury	$444,968	$1,970,814

Compensation of Directors

	Director Compensation Table - Fiscal Year 2021
Name	Fees Earned or Paid in Cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
Paul A. Vermylen, Jr. (1)	$130,500	—	—	—	$10,785	$69,527	$210,812
Daniel P. Donovan (4)	$70,917	—	—	—	$2,461	$312,696	$386,074
Henry D. Babcock (5)	$90,500	—	—	—	$—	$—	$90,500
David M. Bauer (5)	$90,500	—	—	—	$—	$—	$90,500
C. Scott Baxter (5)	$90,500	—	—	—	$—	$—	$90,500
Bryan H. Lawrence (6)	$—	—	—	—	$—	$—	$—
William P. Nicoletti (7)	$102,583	—	—	—	$—	$—	$102,583

(1)	Mr. Vermylen is non-executive Chairman of the Board.

(2)

Mr. Vermylen and Mr. Donovan participate in one of our frozen defined benefit pension plans. Participants are currently not accruing additional benefits under the frozen plan. The change in the pension value reflects normal non-cash adjustments resulting from changes in discount rates and government mandated mortality tables.

(3)	Mr. Vermylen and Mr. Donovan reached the frozen defined benefit pension plan full retirement age in fiscal year 2012 and 2011, respectively, and started receiving pension payments.
(4)	The amount included for Mr. Donovan in all other compensation represents $249,585 for amounts paid to him under the management incentive compensation plan, and $63,111 for pension payments.
(5)	Mr. Babcock, Mr. Bauer and Mr. Baxter are Audit Committee members.
(6)	Mr. Lawrence has chosen not to receive any fees as a director of the general partner of Star.
(7)	Mr. Nicoletti is Chairman of the Audit Committee.

Each non-management director receives an annual fee of $61,000 plus $1,500 for each regular and telephonic meeting attended. The Chairman of the Audit Committee receives an annual fee of $24,400 while other Audit Committee members receive an annual fee of $12,200. Each member of the Audit Committee receives $1,500 for every regular and telephonic meeting attended. The non-executive Chairman of the Board receives an annual fee of $120,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership as of November 30, 2021 of common units and general partner units by:

(1) Kestrel and certain beneficial owners;

(2) each of the named executive officers and directors of Kestrel Heat;

(3) all directors and executive officers of Kestrel Heat as a group; and

(4) each person the Company knows to hold 5% or more of the Company’s units.

Except as indicated, the address of each person is c/o Star Group, L.P. at 9 West Broad, Street, Suite 310, Stamford, Connecticut 06902.

	Common Units		General Partner Units
Name	Number	Percentage	Number	Percentage
Kestrel (a)	—	*	325,729	100.00%
Paul A. Vermylen, Jr. (b)	1,345,983	3.49%
Henry D. Babcock (c)	104,121	*
William P. Nicoletti	35,506	*
Bryan H. Lawrence (d)	1,101,848	2.85%
C. Scott Baxter	—	*
David M. Bauer (e)	1,254,662	3.25%
Daniel P. Donovan	25,000	*
Richard F. Ambury (f)	38,390	*
Jeffrey M. Woosnam	10,000	*
Joseph R. McDonald	6,500	*
Jeffrey S. Hammond	5,000	*
All officers and directors and Kestrel Heat, LLC as a group (12 persons)	3,927,010	10.17%	325,729	100.00%
Bandera Partners, LLC (g)	3,314,115	8.58%

(a)

Includes 325,729 general partner units owned by Kestrel Heat. In November 2021, Kestrel Heat made an in-kind distribution of 500,000 common units, representing approximately 1% of the issued and outstanding common units, to Kestrel, which, in turn, made an in-kind distribution of such units, pro rata, to its members.

(b)

Includes 218,520 Common Units held by The Robin C. Vermylen 2016 Irrevocable Trust, with respect to which Mr. Vermylen is a trustee of the trust and a beneficiary of the trust; and 852,619 Common Units held by

The Paul A. Vermylen, Jr. 2015 Irrevocable Trust, with respect to which Mr. Vermylen’s spouse is a beneficiary of the trust and Mr. Vermylen is the settlor of the trust.
(c)	Includes 94,121 Common Units owned by White Hill Trust, with respect to which Mr. Babcock’s stepson and son-in-law are the trustees and Mr. Babcock’s wife is the primary beneficiary.
(d)

Does not include 840,957 Common Units owned by Yorktown Energy Partners VI, L.P. (“Yorktown VI”). Mr. Lawrence is a member and manager of Yorktown VI Associates LLC. The general partner of Yorktown VI Company LP, the general partner of Yorktown VI. Mr. Lawrence does not have sole or shared voting or investment power within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934 with respect to the Common Units held by Yorktown VI and disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

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

(f)	Common Units are owned by the Richard F. Ambury 2013 Revocable Living Trust, with respect to which Mr. Ambury is the trustee.
(g)	According to a Form 13F filed by Bandera Partners, LLC with the SEC on November 12, 2021.
*	Amount represents less than 1%.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

For the years ended September 30, 2021, 2020, and 2019, Star had no related party transactions or agreements pursuant to Item 404 of Regulation S-K.

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

The following table represents the aggregate fees for professional audit services rendered by KPMG LLP including fees for the audit of our annual financial statements for the fiscal years 2021 and 2020, and for fees billed and accrued for other services rendered by KPMG LLP (in thousands).

	2021	2020
Audit Fees (1)	$2,425	$2,208
Tax Fees (2)	393	290
Total Fees	$2,818	$2,498

(1)	Audit fees were for professional services rendered in connection with audits and quarterly reviews of the consolidated financial statements of the Company.

(2)	Tax fees related to services for tax consulting and tax compliance.

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

Exhibit Number	Description

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

10.18

Unit Purchase Agreement, dated as of December 9, 2020, between the Company and Moab Partners, L.P. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated February 3, 2021.)

10.19

Unit Purchase Agreement, dated as of January 27, 2021, between the Company and Moab Partners, L.P. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated February 3, 2021.)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the general partner has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of December, 2021:

STAR GROUP, L.P.

By:	KESTREL HEAT, LLC (General Partner)
By:	/s/ Jeffrey M. Woosnam
Jeffrey M. Woosnam
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Jeffrey M. Woosnam	President and Chief Executive Officer and Director Kestrel Heat, LLC	December 8, 2021
Jeffrey M. Woosnam

/s/ Richard F. Ambury	Chief Financial Officer, Executive Vice President, Treasurer and Secretary (Principal	December 8, 2021
Richard F. Ambury	Financial Officer) Kestrel Heat, LLC

/s/ Cory A. Czekanski	Vice President—Controller (Principal Accounting Officer) Kestrel Heat, LLC	December 8, 2021
Cory A. Czekanski

/s/ Paul A. Vermylen, Jr.	Non-Executive Chairman of the Board and Director Kestrel Heat, LLC	December 8, 2021
Paul A. Vermylen, Jr.

/s/ Henry D. Babcock	Director Kestrel Heat, LLC	December 8, 2021
Henry D. Babcock

/s/ C. Scott Baxter	Director Kestrel Heat, LLC	December 8, 2021
C. Scott Baxter

/s/ David M. Bauer	Director Kestrel Heat, LLC	December 8, 2021
David M. Bauer

/s/ Daniel P. Donovan	Director Kestrel Heat, LLC	December 8, 2021
Daniel P. Donovan

/s/ Bryan H. Lawrence	Director Kestrel Heat, LLC	December 8, 2021
Bryan H. Lawrence

/s/ William P. Nicoletti	Director Kestrel Heat, LLC	December 8, 2021
William P. Nicoletti

STAR GROUP, L.P. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page
Part II Financial Information:
Item 8—Financial Statements
Report of Independent Registered Public Accounting Firm	F-2 – F-3
Consolidated Balance Sheets as of September 30, 2021 and September 30, 2020	F-4
Consolidated Statements of Operations for the years ended September 30, 2021, September 30, 2020 and September 30, 2019	F-5
Consolidated Statements of Comprehensive Income for the years ended September 30, 2021, September 30, 2020 and September 30, 2019	F-6
Consolidated Statements of Partners’ Capital for the years ended September 30, 2021, September 30, 2020 and September 30, 2019	F-7
Consolidated Statements of Cash Flows for the years ended September 30, 2021, September 30, 2020 and September 30, 2019	F-8
Notes to Consolidated Financial Statements	F-9 – F-39
Schedules for the years ended September 30, 2021, September 30, 2020 and September 30, 2019
I. Condensed Financial Information of Registrant	F-40 – F-42
II. Valuation and Qualifying Accounts	F-43

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

Report of Independent Registered Public Accounting Firm

To the Unitholders of Star Group, L.P. and Board of Directors of Kestrel Heat, LLC:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Star Group, L.P. and subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the years in the three-year period ended September 30, 2021, and the related notes and financial statement schedules I and II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of self-insurance liabilities

As discussed in note 2 to the consolidated financial statements, the Company self-insures for a number of risks, including a portion of workers’ compensation, auto, general liability and medical claims. Self-insurance liabilities are established and periodically evaluated, based upon expectations as to what the ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience and other actuarial assumptions, with support from a qualified third-party actuary. The balance of the self-insurance liabilities, as of September 30, 2021 amounted to $80.6 million as shown in note 12 to the consolidated financial statements.

We identified the evaluation of the self-insurance liabilities for worker’s compensation, auto, and general liability claims as a critical audit matter. Specialized skill and knowledge were necessary to evaluate the actuarial models and key assumptions used to determine the liabilities. Additionally, the evaluation of key assumptions used to estimate the liabilities required complex auditor judgment due to the degree of measurement uncertainty. The key assumptions used include paid and incurred loss development factors, expected loss rates and the selection of the estimated ultimate losses among the estimates derived from the actuarial models.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s self-insurance process, including controls related to review of the actuarial models and the development and selection of the key assumptions used in the actuarial calculations. We involved our actuarial professionals with specialized knowledge who assisted in:

—	Assessing the actuarial models used by the Company for consistency with generally accepted actuarial standards.
—

Evaluating the key assumptions underlying the Company’s actuarial estimates by developing an independent expectation of the self-insurance liabilities and comparing the expectation to the amounts recorded by the Company.

—	Evaluating the Company’s ability to estimate self-insurance liabilities by comparing its historical estimates with actual incurred losses and paid losses.

/s/ KPMG LLP

We have served as the Company’s auditor since 1995.

Stamford, Connecticut
December 8, 2021

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$4,767	$56,911
Receivables, net of allowance of $4,779 and $6,121, respectively	99,680	83,594
Inventories	61,183	50,256
Fair asset value of derivative instruments	26,222	—
Prepaid expenses and other current assets	30,140	29,554
Assets held for sale	—	6,030
Total current assets	221,992	226,345
Property and equipment, net	99,123	93,495
Operating lease right-of-use assets	95,839	99,776
Goodwill	253,398	240,327
Intangibles, net	95,474	90,293
Restricted cash	250	250
Captive insurance collateral	69,933	69,787
Deferred charges and other assets, net	17,854	18,343
Total assets	$853,863	$838,616
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$37,291	$30,827
Liabilities held for sale	—	1,265
Revolving credit facility borrowings	8,618	—
Fair liability value of derivative instruments	—	11,437
Current maturities of long-term debt	17,621	13,000
Current portion of operating lease liabilities	16,446	19,139
Accrued expenses and other current liabilities	121,221	127,286
Unearned service contract revenue	56,972	58,430
Customer credit balances	86,828	83,471
Total current liabilities	344,997	344,855
Long-term debt	92,385	109,805
Long-term operating lease liabilities	84,019	85,908
Deferred tax liabilities, net	29,014	17,227
Other long-term liabilities	25,244	25,001
Partners’ capital
Common unitholders	295,063	273,283
General partner	(2,821)	(2,506)
Accumulated other comprehensive loss, net of taxes	(14,038)	(14,957)
Total partners’ capital	278,204	255,820
Total liabilities and partners’ capital	$853,863	$838,616

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
(in thousands, except per unit data)	2021	2020	2019
Sales:
Product	$1,204,319	$1,186,026	$1,466,045
Installations and services	292,767	281,432	287,827
Total sales	1,497,086	1,467,458	1,753,872
Cost and expenses:
Cost of product	754,622	738,714	998,559
Cost of installations and services	264,810	253,724	267,607
(Increase) decrease in the fair value of derivative instruments	(36,138)	2,755	25,113
Delivery and branch expenses	327,910	323,373	369,033
Depreciation and amortization expenses	33,485	34,623	32,901
General and administrative expenses	25,096	25,072	28,414
Finance charge income	(2,899)	(3,771)	(5,105)
Operating income	130,200	92,968	37,350
Interest expense, net	(7,816)	(9,702)	(11,164)
Amortization of debt issuance costs	(972)	(999)	(1,032)
Other loss, net	—	(5,724)	—
Income before income taxes	121,412	76,543	25,154
Income tax expense	33,675	20,625	7,517
Net income	$87,737	$55,918	$17,637
General Partner’s interest in net income	689	377	95
Limited Partners’ interest in net income	$87,048	$55,541	$17,542

Basic and diluted income per Limited Partner Unit (1):	$1.82	$1.07	$0.35
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	40,553	45,656	50,814

(1)	See Note 19 - Earnings Per Limited Partner Units.

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
(in thousands)	2021	2020	2019
Net income	$87,737	$55,918	$17,637
Other comprehensive income:
Unrealized gain on pension plan obligation	735	2,876	1,170
Tax effect of unrealized gain on pension plan obligation	(217)	(782)	(320)
Unrealized gain (loss) on captive insurance collateral	(963)	916	2,231
Tax effect of unrealized gain (loss) on captive insurance collateral	203	(190)	(473)
Unrealized gain (loss) on interest rate hedge	1,575	(1,193)	(1,993)
Tax effect of unrealized gain (loss) on interest rate hedge	(414)	317	525
Total other comprehensive income	919	1,944	1,140
Total comprehensive income	$88,656	$57,862	$18,777

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

Years Ended September 30, 2021, 2020 and 2019

	Number of Units
(in thousands)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2018	53,088	326	$329,129	$(1,303)	$(18,041)	$309,785
Impact of adoption of ASU No. 2014-09			9,164	60	—	9,224
Net income			17,542	95	—	17,637
Unrealized gain on pension plan obligation			—	—	1,170	1,170
Tax effect of unrealized gain on pension plan obligation			—	—	(320)	(320)
Unrealized gain on captive insurance collateral			—	—	2,231	2,231
Tax effect of unrealized gain on captive insurance collateral			—	—	(473)	(473)
Unrealized loss on interest rate hedge			—	—	(1,993)	(1,993)
Tax effect of unrealized loss on interest rate hedge			—	—	525	525
Distributions			(24,773)	(820)	—	(25,593)
Retirement of units	(5,403)		(51,353)	—	—	(51,353)
Balance as of September 30, 2019	47,685	326	$279,709	$(1,968)	$(16,901)	$260,840
Net income			55,541	377	—	55,918
Unrealized gain on pension plan obligation			—	—	2,876	2,876
Tax effect of unrealized gain on pension plan obligation			—	—	(782)	(782)
Unrealized gain on captive insurance collateral			—	—	916	916
Tax effect of unrealized gain on captive insurance collateral			—	—	(190)	(190)
Unrealized loss on interest rate hedge			—	—	(1,193)	(1,193)
Tax effect of unrealized loss on interest rate hedge			—	—	317	317
Distributions			(23,536)	(915)	—	(24,451)
Retirement of units	(4,357)		(38,431)	—	—	(38,431)
Balance as of September 30, 2020	43,328	326	$273,283	$(2,506)	$(14,957)	$255,820
Net income			87,048	689	—	87,737
Unrealized gain on pension plan obligation			—	—	735	735
Tax effect of unrealized gain on pension plan obligation			—	—	(217)	(217)
Unrealized loss on captive insurance collateral			—	—	(963)	(963)
Tax effect of unrealized loss on captive insurance collateral			—	—	203	203
Unrealized gain on interest rate hedge			—	—	1,575	1,575
Tax effect of unrealized gain on interest rate hedge			—	—	(414)	(414)
Distributions			(22,444)	(1,004)	—	(23,448)
Retirement of units	(4,282)		(42,824)	—	—	(42,824)
Balance as of September 30, 2021	39,046	326	$295,063	$(2,821)	$(14,038)	$278,204

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2021	2020	2019
Cash flows provided by (used in) operating activities:
Net income	$87,737	$55,918	$17,637
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(36,138)	2,755	25,113
Depreciation and amortization	34,457	35,622	33,933
(Recovery) provision for losses on accounts receivable	(248)	3,441	9,541
Change in deferred taxes	11,361	(3,544)	(5,126)
Other loss, net	—	5,724	—
Changes in operating assets and liabilities net of amounts related to acquisitions:
(Increase) decrease in receivables	(15,171)	34,366	10,137
(Increase) decrease in inventories	(11,472)	14,588	(6,306)
Decrease in other assets	1,529	11,627	10,146
Increase (decrease) in accounts payable	6,939	(3,199)	(2,918)
Increase in customer credit balances	3,054	14,775	3,615
(Decrease) increase in other current and long-term liabilities	(13,171)	3,595	1,610
Net cash provided by operating activities	68,877	175,668	97,382
Cash flows provided by (used in) investing activities:
Capital expenditures	(15,083)	(14,127)	(11,301)
Proceeds from sales of fixed assets	424	631	1,097
Proceeds from sale of propane assets	6,093	—	—
Purchase of investments	(1,052)	(10,417)	(11,058)
Acquisitions	(40,708)	(4,228)	(60,904)
Net cash used in investing activities	(50,326)	(28,141)	(82,166)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	75,154	90,202	139,331
Revolving credit facility repayments	(66,536)	(151,702)	(79,331)
Proceeds from term loan	—	130,000	—
Loan repayments	(13,000)	(99,000)	(7,500)
Distributions	(23,448)	(24,451)	(25,593)
Unit repurchases	(42,824)	(38,431)	(51,353)
Customer retainage payments	(29)	(514)	(357)
Payments of debt issuance costs	(12)	(1,619)	(45)
Net cash used in financing activities	(70,695)	(95,515)	(24,848)
Net (decrease) increase in cash, cash equivalents and restricted cash	(52,144)	52,012	(9,632)
Cash, cash equivalents and restricted cash at beginning of period	57,161	5,149	14,781
Cash, cash equivalents and restricted cash at end of period	$5,017	$57,161	$5,149

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

The Company is organized as follows:

•

Star is a limited partnership, which at September 30, 2021, had outstanding 39.0 million Common Units (NYSE: “SGU”), representing a 99.2% limited partner interest in Star, and 0.3 million general partner units, representing a 0.8% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation, that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast and Mid-Atlantic U.S. region retail distributor of home heating oil and propane that at September 30, 2021 served approximately 422,200 full service residential and commercial home heating oil and propane customers and 71,100 customers on a delivery only basis. We also sell gasoline and diesel fuel to approximately 26,700 customers. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including approximately 18,300 service contracts for natural gas and other heating systems.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. At September 30, 2021, the $5.0 million of cash, cash equivalents, and restricted cash on the consolidated statement of cash flows is comprised of $4.8 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2020, the $57.2 million of cash, cash equivalents, and restricted cash on the consolidated statement of cash flows is comprised of $56.9 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

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

Goodwill is the excess of cost over the fair value of net assets in the acquisition of a company. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are annually tested for impairment.  The Company has one reporting unit and performs a qualitative, and when necessary quantitative, impairment test on its goodwill annually on August 31st or more frequently if events or circumstances indicate that the value of goodwill might be impaired.  We performed qualitative assessments (commonly referred to as Step 0) to evaluate whether it is more-likely-than-not (a likelihood that is more than 50%) that goodwill has been impaired, as a basis to determine whether it is necessary to perform the two-step quantitative impairment test.  This qualitative assessment includes a review of factors such as our reporting unit’s market value compared to its carrying value, our short-term and long-term unit price performance, our planned overall business strategy compared to recent financial results, as well as macroeconomic conditions, industry and market considerations, cost factors, and other relevant Company-specific events. Goodwill impairment if any, needs to be determined if the net book value of a reporting unit exceeds its estimated fair value. If goodwill is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill.  The Company performed its annual goodwill impairment valuation in each of the periods ending August 31, 2021, 2020, and 2019, and it was determined based on each year’s analysis that there was no goodwill impairment.

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

Assets and Liabilities Held for Sale

Assets held for sale represent certain propane assets that the Company sold on October 27, 2020.  The carrying amount of assets held for sale at September 30, 2020 included $4.4 million of goodwill, $0.8 million of intangible assets, $5.3 million of property and equipment, net, and $1.3 million of operating lease right-of-use assets. We measure and record assets held for sale at the lower of their carrying amount or fair value less cost to sell and recorded a $5.7 million loss for the year ended September 30, 2020.  Liabilities held for sale at September 30, 2020 consisted of $1.3 million of operating lease obligations.

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

Other Income (Loss), Net

Other loss of $5.7 million for the year ended September 30, 2020 represents a loss on a sale of certain propane assets that were held for sale at September 30, 2020 at the lower of their carrying amount or fair value less cost to sell and were sold in fiscal 2021 at their expected value.

Deferred Charges

Deferred charges represent the costs associated with the issuance of the term loan and revolving credit facility and are amortized over the life of the facility.

Advertising

Advertising costs are expensed as they are incurred. Advertising expenses were $13.5 million, $13.5 million, and $14.3 million, in 2021, 2020, and 2019, respectively and are recorded in delivery and branch expenses.

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

Self-Insurance Liability

The Company self-insures a number of risks, including a portion of workers’ compensation, auto, general liability and medical liability. Self-insurance liabilities are established and periodically evaluated, based upon expectations as to what the ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience, including frequency, severity, demographic factors and other actuarial assumptions, with support from a qualified third-party actuary. Liabilities are recorded in accrued expenses and other current liabilities.

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

The Company entered into weather hedge contracts for fiscal years 2020 and 2021.  Under these contracts, we are entitled to receive a payment if the total number of degree days within the hedge period is less than the prior ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year. The “Payment Thresholds,” or strikes, are set at various levels for fiscal 2020 and 2021. The maximum that the Company could receive is $12.5 million per year. In addition, for fiscal 2020 and 2021 we were obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold.  For fiscal 2021 and 2020 we reduced delivery and branch expense under these contracts by $3.4 million and a $10.1 million, respectively.

For fiscal 2022, the Company entered into weather hedge contracts with similar terms described above. The maximum that the Company can receive is $12.5 million and the maximum that the Company would be obligated to pay annually is $5.0 million.

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

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General: Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit or other post retirement plans. The Company adopted ASU No. 2018-14 effective October 1, 2020.  The adoption of ASU No. 2018-14 did not have an impact on the Company’s consolidated financial statements and related disclosures.

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

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires accounting for contract assets and liabilities from contracts with customers in a business combination to be accounted for in accordance with ASC No. 606.  The standard is effective for fiscal years beginning after December 15, 2022.  The Company has not determined the timing of adoption, but does not expect ASU 2021-08 to have a material impact on its consolidated financial statements and related disclosures.

3) Revenue Recognition

The following disaggregates our revenue by major sources for the years ended September 30, 2021, 2020 and 2019:

	Years Ended September 30,
(in thousands)	2021	2020	2019
Petroleum Products:
Home heating oil and propane	$881,526	$924,421	$1,099,874
Motor fuel and other petroleum products	322,793	261,605	366,171
Total petroleum products	1,204,319	1,186,026	1,466,045
Installations and Services:
Equipment installations	110,475	101,699	101,709
Equipment maintenance service contracts	118,546	120,388	120,138
Billable call services	63,746	59,345	65,980
Total installations and services	292,767	281,432	287,827
Total Sales	$1,497,086	$1,467,458	$1,753,872

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

Contract Costs

We have elected to recognize incremental costs of obtaining a contract, other than new residential product and equipment maintenance service contracts, as an expense when incurred when the amortization period of the asset that we otherwise would have recognized is one year or less.  We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We defer these costs only when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate.  Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period of approximately five years.  Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively.  At September 30, 2021 the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.4 million and $5.7 million, respectively.  At September 30, 2020 the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.4 million and $5.9 million, respectively. For the years ended September 30, 2021 and September 30, 2020 we recognized expense of $3.9 million and $4.0 million, respectively, associated with the amortization of deferred contract costs within delivery and branch expenses in the Consolidated Statement of Operations.  We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the petroleum products and services related to the cost, less the expected costs related directly to providing those petroleum products and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the twelve months ended September 30, 2021, September 30, 2020 and September 30, 2019.

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

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts.  Approximately 33% of our residential customers take advantage of our “smart pay” budget payment plan under which their estimated annual oil and propane deliveries and service contract billings are paid for in a series of equal monthly installments.  Our “smart pay” budget payment plans are annual and generally begin outside of the heating season.  We generally have received advanced amounts from customers on “smart pay” budget payment plans prior to the heating season, which are reduced as oil deliveries are made.  For customers that are not on “smart pay” budget payment plans, we generally receive the full contract amount for equipment service contracts with customers at the outset of the contracts.  Contract liabilities are recognized straight-line over the service contract period, generally one-year or less.  As of September 30, 2021 and September 30, 2020 the Company had contract liabilities of $141.6 million and $139.6 million, respectively. During the year ended September 30, 2021 the Company recognized $128.5 million of revenue that was included in the September 30, 2020 contract liability balance. During the year ended September 30, 2020 the Company recognized $118.6 million of revenue that was included in the September 30, 2019 contract liability balance.

Receivables and Allowance for Doubtful Accounts

Changes in the allowance for credit losses are as follows:

(in thousands)	Credit Loss Allowance
Balance at September 30, 2020	$6,121
Current period provision	(248)
Write-offs, net and other	(1,094)
Balance as of September 30, 2021	$4,779

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

The Company is obligated to meet certain financial covenants under the fifth amended and restated credit agreement. The Company must maintain excess availability of at least 15.0% of the revolving commitment then in effect and a fixed charge coverage ratio of 1.15 in order to make any distributions to unitholders. (See Note 13—Long-Term Debt and Bank Facility Borrowings)

For fiscal 2021, 2020, and 2019, cash distributions declared per common unit were $0.550, $0.515, and $0.485, respectively.

For fiscal 2021, 2020, and 2019, $0.9 million, $0.8 million, and $0.7 million, respectively, of incentive distributions were paid to the general partner, exclusive of amounts paid subject to the Management Incentive Plan.

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

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2020 total	17,697	$8.26	14,622	5,730
First quarter fiscal year 2021 total	2,591	$9.75	1,191	4,539	(b),(c)
Second quarter fiscal year 2021 total	538	$9.67	538	4,001	(d)
Third quarter fiscal year 2021 total	568	$10.94	568	3,433	(e)
July 2021	25	$11.27	25	3,408
August 2021	223	$10.68	223	3,185
September 2021	337	$10.30	337	2,848
Fourth quarter fiscal year 2021 total	585	$10.49	585	2,848
Fiscal year 2021 total	4,282	$10.00	2,882	2,848
October 2021	273	$10.67	273	2,575
November 2021	161	$10.99	161	2,414	(f)

(a)	Amounts include repurchase costs.
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

(f)

Of the total available for repurchase, approximately 2.1 million are available for repurchase in open market   transactions and 0.3 million are available for repurchase in privately-negotiated transactions.

6) Captive Insurance Collateral

          The Company considers all of its captive insurance collateral to be Level 1 available-for-sale investments. Investments at September 30, 2021 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$515	$—	$—	$515
U.S. Government Sponsored Agencies	51,632	108	(53)	51,687
Corporate Debt Securities	16,302	918	(18)	17,202
Foreign Bonds and Notes	502	27	—	529
Total	$68,951	$1,053	$(71)	$69,933

Investments at September 30, 2020 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$1,152	$—	$—	$1,152
U.S. Government Sponsored Agencies	42,032	229	(26)	42,235
Corporate Debt Securities	21,666	1,660	—	23,326
Foreign Bonds and Notes	2,992	82	—	3,074
Total	$67,842	$1,971	$(26)	$69,787

         Maturities of investments were as follows at September 30, 2021 (in thousands):

Net Carrying Amount
Due within one year	$4,035
Due after one year through five years	65,354
Due after five years through ten years	544
Total	$69,933

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

As of September 30, 2021, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales:11.8 million gallons of swap contracts with a notional value of $22.9 million and a fair value of $1.4 million, 7.8 million gallons of call options with a notional value of $18.9 million and a fair value of $1.2 million, 4.4 million gallons of put options with a notional value of $5.8 million and a fair value of less than $0.1 million, and 74.2 million net gallons of synthetic call options with an average notional value of $143.2 million and a fair value of $23.7 million. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of September 30, 2021, had 3.8 million gallons of purchased long future contracts that settle daily with a notional value of $5.4 million and a fair value of $3.4 million, and 21.0 million gallons of short future contracts that settle daily with a notional value of $42.1 million and a fair value of $(6.8) million. To hedge its internal fuel usage and other related activities for fiscal 2022, the Company, as of September 30, 2021, had 6.8 million gallons of call options and swap contracts with a notional value of $13.8 million and a fair value of $1.5 million that settle in future months.

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

As of September 30, 2021, the Company has interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $59.0 million, or 53%, of its long term debt.  The Company has designated its interest rate swap agreements as cash flow hedging derivatives.  To the extent these derivative instruments are effective and the accounting standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings.  As of September 30, 2021 the fair value of the swap contracts was $(1.6) million. As of September 30, 2020, the notional value of the swap contracts was $64.0 million and the fair value of the swap contracts was $(3.1) million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Toronto-Dominion Bank and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At September 30, 2021, the aggregate cash posted as collateral in the normal course of business at counterparties was $5.1 million. Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of September 30, 2021, no hedge positions and payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at September 30, 2021
Commodity contracts	Fair asset value of derivative instruments	$29,360	$—	$29,360
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net	2,023	—	2,023
Commodity contract assets at September 30, 2021		$31,383	$—	$31,383
Liability Derivatives at September 30, 2021
Commodity contracts	Fair asset value of derivative instruments	$(3,138)	$—	$(3,138)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net	(463)	—	(463)
Commodity contract liabilities at September 30, 2021		$(3,601)	$—	$(3,601)
Asset Derivatives at September 30, 2020
Commodity contracts	Fair liability value of derivative instruments	$24,274	$—	$24,274
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	1,890	—	1,890
Commodity contract assets at September 30, 2020		$26,164	$—	$26,164
Liability Derivatives at September 30, 2020
Commodity contracts	Fair liability value of derivative instruments	$(35,711)	$—	$(35,711)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	(1,779)	—	(1,779)
Commodity contract liabilities at September 30, 2020		$(37,490)	$—	$(37,490)

The Company’s commodity derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$29,360	$(3,138)	$26,222	$—	$—	$26,222
Long-term derivative assets included in deferred charges and other assets, net	2,023	(463)	1,560	—	—	1,560
Total at September 30, 2021	$31,383	$(3,601)	$27,782	$—	$—	$27,782
Long-term derivative assets included in other long-term assets, net	$1,605	$(1,478)	$127	$—	$—	$127
Fair liability value of derivative instruments	24,274	(35,711)	(11,437)	—	—	(11,437)
Long-term derivative liabilities included in other long-term liabilities, net	285	(301)	(16)	—	—	(16)
Total at September 30, 2020	$26,164	$(37,490)	$(11,326)	$—	$—	$(11,326)

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
		Years Ended September 30,
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	2021	2020	2019
Commodity contracts	Cost of product (a)	$2,395	$10,462	$9,266
Commodity contracts	Cost of installations and service (a)	$(359)	$607	$836
Commodity contracts	Delivery and branch expenses (a)	$183	$1,634	$596
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$(36,138)	$2,755	$25,113

(a)	Represents realized closed positions and includes the cost of options as they expire.
(b)	Represents the change in value of unrealized open positions and expired options.

8) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	September 30,
	2021	2020
Product	$37,890	$29,799
Parts and equipment	23,293	20,457
Total inventory	$61,183	$50,256

Product inventories were comprised of 19.0 million gallons and 26.9 million gallons on September 30, 2021 and September 30, 2020, respectively. The Company has market price based product supply contracts for approximately 215.7 million gallons of home heating oil and propane, and 43.2 million gallons of diesel and gasoline, which it expects to fully utilize to meet its requirements over the next twelve months.

During fiscal 2021, Motiva Enterprises LLC and Global Companies LLC provided approximately 12% each of our petroleum product purchases. During fiscal 2020, Shell Oil Company, Motiva Enterprises LLC and Global Companies LLC provided approximately 13%, 12% and 11% respectively, of our petroleum product purchases.

9) Property and Equipment

The components of property and equipment were as follows (in thousands):

	September 30,
	2021	2020
Land and land improvements	$22,590	$21,626
Buildings and leasehold improvements	42,344	39,726
Fleet and other equipment	75,365	71,002
Tanks and equipment	54,848	47,694
Furniture, fixtures and office equipment	43,183	40,172
Total	238,330	220,220
Less accumulated depreciation and amortization	139,207	126,725
Property and equipment, net	$99,123	$93,495

Depreciation and amortization expense related to property and equipment was $14.5 million, $15.0 million, and $13.5 million, for the fiscal years ended September 30, 2021, 2020 and 2019 respectively.

10) Business Combinations

 During fiscal 2021, the Company acquired two propane and three heating oil dealers for approximately $42.5 million; $40.7 million in cash and $1.8 million of deferred liabilities.  The gross purchase price was allocated $37.3 million to goodwill and intangible assets, $6.2 million to fixed assets and reduced by $1.0 million in working capital credits. The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition date, and are not material to the Company’s financial condition, results of operations, or cash flows.

During fiscal 2020, the Company acquired two heating oil dealers for approximately $3.3 million; $3.0 million in cash and $0.3 million of deferred liabilities.  The gross purchase price was allocated $3.2 million to goodwill and intangible assets, $0.6 million to fixed assets and reduced by $0.5 million in working capital credits. The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition date, and are not material to the Company’s financial condition, results of operations, or cash flows. The Company also completed the purchase of fixed assets related to a fiscal 2019 acquisition of a heating oil dealer for an aggregate purchase price of approximately $1.2 million.

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

(in thousands)	As of Acquisition Date
Receivables	$6,887
Inventories	2,105
Prepaid expenses and other current assets	89
Property and equipment, net	14,926
Intangibles	28,599
Accrued expenses and other current liabilities	(366)
Unearned service contract revenue	(2,800)
Customer credit balances	(3,399)
Other long-term liabilities	(1,275)
Total net identifiable assets acquired	$44,766

Total consideration	$60,904
Less: Total net identifiable assets acquired	44,766
Goodwill	$16,138

11) Goodwill and Other Intangible Assets

Goodwill

A summary of changes in the Company’s goodwill during the fiscal years ended September 30, 2021 and 2020 are as follows (in thousands):

Balance as of September 30, 2019	$244,574
Fiscal year 2020 business combinations	184
Goodwill included within assets held for sale	(4,431)
Balance as of September 30, 2020	240,327
Fiscal year 2021 business combinations	13,071
Balance as of September 30, 2021	$253,398

Intangibles, net

Intangible assets subject to amortization consist of the following (in thousands):

	September 30,
	2021			2020
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$403,913	$329,406	$74,507	$382,942	$312,928	$70,014
Trade names and other intangibles	40,548	19,581	20,967	37,382	17,103	20,279
Total	$444,461	$348,987	$95,474	$420,324	$330,031	$90,293

Amortization expense for intangible assets was $19.0 million, $19.6 million, and $19.4 million, for the fiscal years ended September 30, 2021, 2020, and 2019, respectively. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ended September 30, 2021 and the four succeeding fiscal years ended September 30, is as follows (in thousands):

Amount
2022	$17,763
2023	$16,165
2024	$13,853
2025	$11,561
2026	$8,541

12) Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows (in thousands):

	September 30,
	2021	2020
Accrued wages and benefits	$29,467	$37,359
Self-insurance liabilities	80,572	78,993
Other accrued expenses and other current liabilities	11,182	10,934
Total accrued expenses and other current liabilities	$121,221	$127,286

13) Long-Term Debt and Bank Facility Borrowings

The Company's debt is as follows	September 30,
(in thousands):	2021		2020
	Carrying		Carrying
	Amount	Fair Value (a)	Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$8,618	$8,618	$—	$—
Senior Secured Term Loan (b)	110,006	110,500	122,805	123,500
Total debt	$118,624	$119,118	$122,805	$123,500
Total short-term portion of debt	$26,239	$26,239	$13,000	$13,000
Total long-term portion of debt	$92,385	$92,879	$109,805	$110,500

(a)	The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)	Carrying amounts are net of unamortized debt issuance costs of $0.5 million as of September 30, 2021 and $0.7 million as of September 30, 2020.

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

All amounts outstanding under the credit agreement become due and payable on the facility termination date of December 4, 2024. The Term Loan is repayable in quarterly payments of $3.25 million, the first of which was made on April 1, 2020, plus an annual payment equal to 25% of the annual Excess Cash Flow as defined in the credit agreement (an amount not to exceed $12 million annually), less certain voluntary prepayments made during the year, with final payment at maturity. As of September 30, 2021 the Company expects to make approximately $4.6 million of additional term loan repayments due to Excess Cash Flow for the fiscal year ended September 30, 2021. The amount is included in the caption current maturities of long-term debt on our consolidated balance sheet. On November 5, 2020, the Company obtained a waiver from the bank group that waived the Excess Cash Flow payment for the fiscal year ended September 30, 2020.

The interest rate on the revolving credit facility and the term loan is based on a margin over LIBOR or a base rate. At September 30, 2021, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 4.3% and 2.5%, respectively. At September 30, 2020, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 5.2% and 4.0%, respectively.

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

At September 30, 2021, $110.5 million of the term loan was outstanding, $8.6 million was outstanding under the revolving credit facility, no hedge positions were secured under the credit agreement and $3.1 million of letters of credit were issued and outstanding. At September 30, 2020, $123.5 million of the term loan was outstanding, no amount was outstanding under the revolving credit facility, $11.1 million hedge positions were secured under the fourth amended and restated credit agreement and $3.5 million of letters of credit were issued and outstanding.

At September 30, 2021, availability was $171.5 million, the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio, and the restricted net assets totaled approximately $268.2 million. Restricted net assets are assets in the Company’s subsidiaries, the distribution or transfer of which to Star Group, L.P. are subject to limitations under its credit agreement. At September 30, 2020, availability was $203.4 million, the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio, and the restricted net assets totaled approximately $245.8 million.

As of September 30, 2021, the maturities (including working capital borrowings and expected repayments due to Excess Cash Flow) during fiscal years ending September 30, considering the terms of our credit agreement, are set forth in the following table (in thousands):

2022	$26,239
2023	$13,000
2024	$13,000
2025	$66,879
2026	$—
Thereafter	$—

14) Employee Benefit Plans

Defined Contribution Plans

The Company has 401(k) and other defined contribution plans that cover eligible non-union and union employees, and makes employer contributions to these plans, subject to IRS limitations. The Company’s 401(k) plan provides for each participant to contribute from 0% to 60% of compensation, subject to IRS limitations. The Company’s aggregate contributions to the 401(k) plans during fiscal 2021, 2020, and 2019, were $8.2 million, $7.9 million, and $7.6 million, respectively. The Company’s aggregate contribution to the other defined contribution plans for fiscal years 2021, 2020, and 2019, were $0.6 million, $0.6 million, and $0.6 million respectively.

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

The pro rata share payable to each participant under the Plan is based on the number of participation points as described under “Fiscal 2021 Compensation Decisions—Management Incentive Compensation Plan.” The amount paid in Incentive Distributions is governed by the Partnership Agreement and the calculation of Available Cash.

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

The Company distributed to management and the general partner Incentive Distributions of approximately $1,833,000 during fiscal 2021, $1,654,000 during fiscal 2020, and $1,464,000 during fiscal 2019. Included in these amounts for fiscal 2021, 2020, and 2019, were distributions under the management incentive compensation plan of $917,000, $827,000, and $732,000, respectively, of which named executive officers received approximately $386,857 during fiscal 2021, $349,494 during fiscal 2020, and $397,430 during fiscal 2019. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its general partner units within the next twelve months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

Multiemployer Pension Plans

At September 30, 2021, approximately 44% of our employees were covered by collective bargaining agreements and approximately 10% of our employees are in collective bargaining agreements that are up for renewal within the next fiscal year. We contribute to various multiemployer union administered pension plans under the terms of collective bargaining agreements that provide for such plans for covered union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the remaining participating employers may be required to bear the unfunded obligations of the plan. If we choose to stop participating in a multiemployer plan, we may be required to pay a withdrawal liability in part based on the underfunded status of the plan.

The following table outlines our participation and contributions to multiemployer pension plans for the periods ended September 30, 2021, 2020, and 2019. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act Zone Status for 2021 and 2020 relates to the plans’ two most recent fiscal year-ends, based on information received from the plans as reported on their Form 5500 Schedule MB. Among other factors, plans in the red zone are generally less than 65 percent funded and are designated as critical or critical and declining, plans in the yellow zone are less than 80 percent funded and are designated as endangered, and plans in the green zone are at least 80 percent funded. As of September 30, 2021 the New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”), IAM National Pension, Teamsters Local 469 Pension and Local 445 Pension funds have been classified as carrying “red zone” status, meaning that the value of fund’s assets are less than 65% of the actuarial value of the fund’s benefit obligations or have made a voluntary election. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Certain plans have been aggregated in the All Other Multiemployer Pension Plans line of the following table, as our participation in each of these individual plans is not significant.

For the Westchester Teamsters Pension Fund, Local 553 Pension Fund and Local 463 Pension Fund, we provided more than 5 percent of the total plan contributions from all employers for 2021, 2020 and 2019, as disclosed in the respective plan’s Form 5500. The collective bargaining agreements of these plans require contributions based on the hours worked and there are no minimum contributions required.

		Pension Protection Act Zone Status		FIP / RP Status	Company Contributions (in thousands)
Pension Fund	EIN / Pension Plan Number	2021	2020	Pending / Implemented	2021	2020	2019	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreements
New England Teamsters and Trucking Industry Pension Fund	04-6372430 / 001	Red	Red	Yes / Implemented	$2,563	$2,659	$2,468	No	8/31/22 to 4/30/24
Westchester Teamsters Pension Fund	13-6123973 / 001	Green	Green	N/A	1,100	887	1,039	No	1/31/24 to 12/31/24
Local 553 Pension Fund	13-6637826 / 001	Green	Green	N/A	2,841	2,678	3,114	No	12/15/22 to 1/15/23
Local 463 Pension Fund	11-1800729 / 001	Green	Green	N/A	138	138	144	No	6/30/22 to 2/28/23
IAM National Pension Fund	51-6031295 / 002	Red	Red	Yes / Implemented	2,532	2,822	2,296	Yes	1/13/22 to 10/31/23
Teamsters Local 469 Pension Plan	22-6172237 / 001	Red	Red	Yes / Implemented	11	20	26	Yes	8/31/24
Local 445 Pension Fund	13-1864489 / 001	Red	Red	Yes / Implemented	7	5	4	Yes	10/31/24
All Other Multiemployer Pension Plans					411	448	507
				Total Contributions	$9,603	$9,657	$9,598

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

As of September 30, 2021 we had $0.2 million and $16.5 million balances included in the captions accrued expenses and other current liabilities and other long-term liabilities, respectively, on our consolidated balance sheet representing the remaining balance of the NETTI Fund withdrawal liability. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of September 30, 2021 was $25.8 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Defined Benefit Plans

The Company has two frozen defined benefit pension plans (“the Plan”).  The Company has no post-retirement benefit plans.

Effective September 30, 2021, the Company adopted the Society of Actuaries 2021 Mortality Tables Report and Improvement Scale, which updated the mortality assumptions that private defined benefit retirement plans in the United States use in the actuarial valuations that determine a plan sponsor’s pension obligations. The updated mortality data reflects higher mortality improvement than assumed in the Society of Actuaries 2020 Mortality Table Report and Improvement Scale, and affected plans generally expect the value of the actuarial obligations to increase, depending on the specific demographic characteristics of the plan participants and the types of benefits.

The following table provides the net periodic benefit cost for the period, a reconciliation of the changes in the Plan assets, projected benefit obligations, and the amounts recognized in other comprehensive income and accumulated other comprehensive income at the dates indicated using a measurement date of September 30 (in thousands):

						Gross Pension
	Net Periodic		Fair			Related
	Pension		Value of			Accumulated
	Cost in		Pension	Projected	Other	Other
	Income		Plan	Benefit	Comprehensive	Comprehensive
Debit / (Credit)	Statement	Cash	Assets	Obligation	(Income) / Loss	Income
Fiscal Year 2019
Beginning balance			$61,924	$(59,542)		$16,273
Interest cost	2,366			(2,366)
Actual return on plan assets	(9,380)		9,380
Employer contributions		—	—
Benefit payments			(4,466)	4,466
Investment and other expenses	(483)			483
Difference between actual and expected return on plan assets	7,086				(7,086)
Anticipated expenses	310			(310)
Actuarial loss				(7,738)	7,738
Amortization of unrecognized net actuarial loss	1,821				(1,821)
Annual cost/change	$1,720	$—	4,914	(5,465)	$(1,169)	(1,169)
Ending balance			$66,838	$(65,007)		$15,104
Funded status at the end of the year				$1,831
Fiscal Year 2020
Interest cost	1,875			(1,875)
Actual return on plan assets	(6,538)		6,538
Employer contributions		—	—
Benefit payments			(4,288)	4,288
Investment and other expenses	(539)			539
Difference between actual and expected return on plan assets	4,268				(4,268)
Anticipated expenses	334			(334)
Actuarial loss				(3,009)	3,009
Amortization of unrecognized net actuarial loss	1,617				(1,617)
Annual cost/change	$1,017	$—	2,250	(391)	$(2,876)	(2,876)
Ending balance			$69,088	$(65,398)		$12,228
Funded status at the end of the year				$3,690
Fiscal Year 2021
Interest cost	1,541			(1,541)
Actual return on plan assets	(678)		678
Employer contributions		—	—
Benefit payments			(4,429)	4,429
Investment and other expenses	(377)			377
Difference between actual and expected return on plan assets	(1,386)				1,386
Anticipated expenses	345			(345)
Actuarial gain				1,184	(1,184)
Amortization of unrecognized net actuarial loss	937				(937)
Annual cost/change	$382	$—	(3,751)	4,104	$(735)	(735)
Ending balance			$65,337	$(61,294)		$11,493
Funded status at the end of the year				$4,043

At September 30, 2021 the amounts included on the balance sheet in deferred charges and other assets were $4.0 million, and at September 30, 2020 the amounts included on the balance sheet in deferred charges and other assets were $3.7 million.

For fiscal years ended September 30, 2021 and September 30, 2020, the actuarial gains and losses affecting the benefit obligations were not material.

The $11.5 million net actuarial loss balance at September 30, 2021 for the two frozen defined benefit pension plans in accumulated other comprehensive income will be recognized and amortized into net periodic pension costs as an actuarial loss in future years. The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year is $0.9 million.

	September 30,
Weighted-Average Assumptions Used in the Measurement of the Company’s Benefit Obligation	2021	2020	2019
Discount rate at year end date	2.65%	2.45%	3.00%
Expected return on plan assets for the year ended	3.66%	4.36%	4.67%
Rate of compensation increase	N/A	N/A	N/A

The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets determined using fair value.

The Company’s expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held, and the current economic environment. For fiscal year 2022, the Company’s assumption for return on plan assets will be 3.8% per annum.

The discount rate used to determine net periodic pension expense for fiscal year 2021, 2020, and 2019 was 2.65%, 2.45%, and 3.00%, respectively. The discount rate used by the Company in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments.

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

The Company had no Level 2 or Level 3 pension plan assets during the two years ended September 30, 2021. The fair values and percentage of the Company’s pension plan assets by asset category are as follows (in thousands):

	September 30,
	2021		2020
		Concentration		Concentration
Asset Category	Level 1	Percentage	Level 1	Percentage
Corporate and U.S. government bond fund (1)	$59,068	90%	$62,602	90%
U.S. large-cap equity (1)	4,765	7%	5,006	7%
International equity (1)	1,165	2%	1,158	2%
Cash	339	1%	322	1%
Total	$65,337	100%	$69,088	100%

(1)	Represent investments in Vanguard funds that seek to replicate the asset category description.

The Company is not obligated to make a minimum required contribution in fiscal year 2022, and currently does not expect to make an optional pension contribution.

Expected benefit payments over each of the next five years will total approximately $4.2 million per year. Expected benefit payments for the five years thereafter will aggregate approximately $17.7 million.

15) Income Taxes

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020. The CARES Act allows employers to defer the payment of the employer's portion of Social Security taxes for period beginning March 27, 2020 and ending December 31, 2020 to years 2021 and 2022. The company has elected to defer the payment of its portion of Social Security taxes through September 30, 2021 of $5.2 million and recorded a related deferred tax asset of $1.5 million at September 30, 2021.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law.  The Tax Reform Act allows for the full depreciation, in the year acquired, for certain fixed assets purchased between September 28, 2017 and December 31, 2022 (also known as 100% bonus depreciation).

Income tax expense is comprised of the following for the indicated periods (in thousands):

	Years Ended September 30,
	2021	2020	2019
Current:
Federal	$16,077	$17,083	$7,921
State	6,237	7,086	4,722
Deferred
Federal	8,263	(2,643)	(3,168)
State	3,098	(901)	(1,958)
	$33,675	$20,625	$7,517

The provision for income taxes differs from income taxes computed at the Federal statutory rate as a result of the following (in thousands):

	Years Ended September 30,
	2021	2020	2019
Income from continuing operations before taxes	$121,412	$76,543	$25,154
Provision for income taxes:
Tax at Federal statutory rate	$25,496	$16,074	$5,282
State taxes net of federal benefit	7,927	5,224	1,626
Permanent differences	196	89	345
Change in valuation allowance	86	(113)	23
Other	(30)	(649)	241
	$33,675	$20,625	$7,517

The components of the net deferred taxes for the years ended September 30, 2021 and September 30, 2020 using current tax rates are as follows (in thousands):

	September 30,
	2021	2020
Deferred tax assets:
Operating lease liabilities	$29,115	$29,997
Net operating loss carryforwards	5,590	5,620
Vacation accrual	2,923	2,931
Pension accrual	3,603	3,807
Allowance for bad debts	1,291	1,653
Insurance accrual	2,020	2,283
Inventory capitalization	631	641
Fair value of derivative instruments	—	3,556
Other, net	1,504	1,208
Total deferred tax assets	46,677	51,696
Valuation allowance	(3,976)	(3,890)
Net deferred tax assets	$42,701	$47,806
Deferred tax liabilities:
Operating lease right-of-use assets	$27,774	$28,492
Property and equipment	14,374	14,305
Intangibles	19,591	19,091
Fair value of derivative instruments	6,864	—
Other, net	3,112	3,145
Total deferred tax liabilities	$71,715	$65,033
Net deferred taxes	$(29,014)	$(17,227)

In order to fully realize the net deferred tax assets, the Company’s corporate subsidiaries will need to generate future taxable income. A valuation allowance is recognized if, based on the weight of available evidence including historical tax losses, it is more likely than not that some or all of deferred tax assets will not be realized. The net change in the total valuation allowance for the fiscal year ended September 30, 2021 was $0.1 million. The net change in the total valuation allowance for the fiscal year ended September 30, 2020 was $(0.1) million. Based upon a review of a number of factors and all available evidence, including recent historical operating performance, the expectation of sustainable earnings, and the confidence that sufficient positive taxable income will continue in all tax jurisdictions for the foreseeable future, management concludes for the year ended September 30, 2021, it is more likely than not that the Company will realize the full benefit of its deferred tax assets, net of existing valuation allowance related to State net operating loss carryforwards at September 30, 2021.

As of January 1, 2021, the Company had State tax effected net operating loss carry forwards (“NOLs”) of approximately $1.8 million after consideration of valuation allowances.  The State NOLs, which will expire between 2023 and 2037, are generally available to offset any future taxable income in certain states

At September 30, 2021, we did not have unrecognized income tax benefits.

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

16) Leases

The Company has entered into certain operating leases for office space, vehicles and other equipment with lease terms between one to fifteen years, expiring between 2021 and 2033. Some of the Company’s real estate property lease agreements have options to extend the leases for up to ten years.

A summary of total lease costs and other information for the twelve months ended September 30, 2021 and September 30, 2020 is as follows:

	September 30,	September 30,
(in thousands)	2021	2020
Lease cost:
Operating lease cost	$25,185	$25,396
Short-term lease cost	826	775
Variable lease cost	5,867	5,255
Total lease cost	$31,878	$31,426

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24,894	$24,943
Right-of-use assets obtained in exchange for new operating lease liabilities	$15,894	$20,487

As of September 30, 2021, our operating leases had a weighted average remaining lease term of 6.6 years and a weighted average discount rate of 4.8%. Maturities of noncancelable operating lease liabilities as of September 30, 2021 are as follows:

September 30,
(in thousands)	2021
2022	$21,920
2023	19,801
2024	17,892
2025	15,970
2026	12,771
Thereafter	31,221
Total undiscounted lease payments	119,575
Less imputed interest	(19,110)
Total lease liabilities	$100,465

17) Supplemental Disclosure of Cash Flow Information

	Years Ended September 30,
(in thousands)	2021	2020	2019
Cash paid during the period for:
Income taxes, net	$21,936	$25,292	$5,133
Interest	$8,928	$11,722	$12,601

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

19) Earnings per Limited Partner Units

The following table presents the net income allocation and per unit data:

Basic and Diluted Earnings Per Limited Partner:	Years Ended September 30,
(in thousands, except per unit data)	2021	2020	2019
Net income	$87,737	$55,918	$17,637
Less General Partners’ interest in net income	689	377	95
Net income available to limited partners	87,048	55,541	17,542
Less dilutive impact of theoretical distribution of earnings *	13,163	6,812	—
Limited Partner’s interest in net income	$73,885	$48,729	$17,542
Per unit data:
Basic and diluted net income available to limited partners	$2.15	$1.22	$0.35
Less dilutive impact of theoretical distribution of earnings *	0.33	0.15	—
Limited Partner’s interest in net income under	$1.82	$1.07	$0.35
Weighted average number of Limited Partner units outstanding	40,553	45,656	50,814

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

20) Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
(in thousands - except per unit data)	2020	2021	2021	2021	Total
Sales	$373,320	$604,115	$283,100	$236,551	$1,497,086
Gross profit for product, installation and service	131,870	226,202	70,091	49,491	477,654
Operating income (loss)	54,786	119,695	(13,764)	(30,517)	130,200
Income (loss) before income taxes	52,688	117,316	(15,963)	(32,629)	121,412
Net income (loss)	37,860	85,164	(12,054)	(23,233)	87,737
Limited Partner interest in net income (loss)	37,564	84,483	(11,956)	(23,043)	87,048
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.74	$1.71	$(0.30)	$(0.58)	$1.82

	Three Months Ended
	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
(in thousands - except per unit data)	2019	2020	2020	2020	Total
Sales	$508,945	$543,063	$232,155	$183,295	$1,467,458
Gross profit for product, installation and service	147,603	196,440	84,159	46,818	475,020
Operating income (loss)	42,451	86,117	498	(36,098)	92,968
Income (loss) before income taxes	39,537	83,108	(2,051)	(44,051)	76,543
Net income (loss)	27,755	58,408	(46)	(30,199)	55,918
Limited Partner interest in net income (loss)	27,563	57,999	(45)	(29,976)	55,541
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.49	$1.03	$—	$(0.68)	$1.07

(a)

The sum of the quarters do not add-up to the total due to the weighting of Limited Partner Units outstanding, rounding or the theoretical effects of FASB ASC 260-10-45-60 to Master Limited Partners earnings per unit.

21) Subsequent Events

Quarterly Distribution Declared

In October 2021, we declared a quarterly distribution of $0.1425 per unit, or $0.57 per unit on an annualized basis, on all Common Units with respect to the fourth quarter of fiscal 2021, paid on November 9, 2021, to holders of record on November 1, 2021. The amount of distributions in excess of the minimum quarterly distribution of $0.0675, were distributed in accordance with our Partnership Agreement, subject to management incentive compensation plan. As a result, $5.5 million was paid to the Common Unit holders, $0.3 million to the General Partner unit holders (including $0.2 million of incentive distribution as provided in our Partnership Agreement) and $0.2 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Units Repurchased and Retired

In October and November 2021, in accordance with the Repurchase Plan, the Company repurchased and retired 0.4 million Common Units at an average price paid of $10.79 per unit.

Acquisition

Subsequent to September 30, 2021, the Company purchased the customer list and assets of three heating oil dealers for an aggregate amount of approximately $3.3 million. The purchase price was allocated $2.9 million to goodwill and intangible assets, $1.2 million to fixed assets and reduced by $0.8 million for working capital credits.

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	September 30,
(in thousands)	2021	2020
Balance Sheets
ASSETS
Current assets
Cash and cash equivalents	$45	$45
Prepaid expenses and other current assets	353	313
Total current assets	398	358
Investment in subsidiaries (a)	277,817	255,465
Total Assets	$278,215	$255,823
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accrued expenses	$11	$3
Total current liabilities	11	3
Partners’ capital	278,204	255,820
Total Liabilities and Partners’ Capital	$278,215	$255,823

(a)	Investments in Star Acquisitions, Inc. and subsidiaries are recorded in accordance with the equity method of accounting.

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2021	2020	2019
Statements of Operations
Revenues	$—	$—	$—
General and administrative expenses	1,602	1,327	1,377
Operating loss	(1,602)	(1,327)	(1,377)
Net loss before equity income	(1,602)	(1,327)	(1,377)
Equity income of Star Acquisitions Inc. and subs	89,339	57,245	19,014
Net income	$87,737	$55,918	$17,637

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2021	2020	2019
Statements of Cash Flows
Cash flows provided by operating activities:
Net cash provided by operating activities (a)	$66,272	$62,877	$76,942
Cash flows provided by investing activities:
Net cash provided by investing activities	—	—	—
Cash flows used in financing activities:
Distributions	(23,448)	(24,451)	(25,593)
Unit repurchase	(42,824)	(38,431)	(51,353)
Net cash used in financing activities	(66,272)	(62,882)	(76,946)
Net decrease in cash	—	(5)	(4)
Cash and cash equivalents at beginning of period	45	50	54
Cash and cash equivalents at end of period	$45	$45	$50

(a) Includes distributions from subsidiaries	$66,272	$62,877	$76,942

STAR GROUP, L.P. AND SUBSIDIARIES

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2021, 2020, 2019

(in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs & Expenses	Other Changes Add (Deduct)		Balance at End of Year
2021	Allowance for doubtful accounts	$6,121	$(248)	$(1,094)	(a)	$4,779
2020	Allowance for doubtful accounts	$8,378	$3,441	$(5,698)	(a)	$6,121
2019	Allowance for doubtful accounts	$8,002	$9,541	$(9,165)	(a)	$8,378

(a)	Bad debts written off (net of recoveries).