Form 10-Q
period 2021-12-31
STAR GROUP, L.P.
filed 2022-02-02
CIK 1002590

!8

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

At January 31, 2022, the registrant had 37,677,441 Common Units outstanding.

STAR GROUP, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2021	2021
(in thousands)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$21,239	$4,767
Receivables, net of allowance of $4,662 and $4,779, respectively	178,774	99,680
Inventories	77,735	61,183
Fair asset value of derivative instruments	16,603	26,222
Prepaid expenses and other current assets	44,932	30,140
Total current assets	339,283	221,992
Property and equipment, net	100,788	99,123
Operating lease right-of-use assets	95,873	95,839
Goodwill	254,198	253,398
Intangibles, net	92,777	95,474
Restricted cash	250	250
Captive insurance collateral	69,482	69,933
Deferred charges and other assets, net	18,103	17,854
Total assets	$970,754	$853,863
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$52,225	$37,291
Revolving credit facility borrowings	123,682	8,618
Current maturities of long-term debt	13,000	17,621
Current portion of operating lease liabilities	16,467	16,446
Accrued expenses and other current liabilities	126,588	121,221
Unearned service contract revenue	69,773	56,972
Customer credit balances	72,864	86,828
Total current liabilities	474,599	344,997
Long-term debt	89,183	92,385
Long-term operating lease liabilities	84,226	84,019
Deferred tax liabilities, net	28,439	29,014
Other long-term liabilities	18,948	25,244
Partners’ capital
Common unitholders	292,139	295,063
General partner	(2,963)	(2,821)
Accumulated other comprehensive loss, net of taxes	(13,817)	(14,038)
Total partners’ capital	275,359	278,204
Total liabilities and partners’ capital	$970,754	$853,863

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
(in thousands, except per unit data - unaudited)	2021	2020
Sales:
Product	$411,265	$300,332
Installations and services	77,005	72,988
Total sales	488,270	373,320
Cost and expenses:
Cost of product	274,594	172,147
Cost of installations and services	74,048	69,303
(Increase) decrease in the fair value of derivative instruments	13,403	(17,395)
Delivery and branch expenses	88,989	80,687
Depreciation and amortization expenses	8,448	7,957
General and administrative expenses	6,676	6,241
Finance charge income	(512)	(406)
Operating income	22,624	54,786
Interest expense, net	(2,058)	(1,851)
Amortization of debt issuance costs	(239)	(247)
Income before income taxes	20,327	52,688
Income tax expense	5,838	14,828
Net income	$14,489	$37,860
General Partner’s interest in net income	122	296
Limited Partners’ interest in net income	$14,367	$37,564

Basic and diluted income per Limited Partner Unit (1):	$0.32	$0.74
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	38,789	42,246

(1)	See Note 15 - Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31,
(in thousands - unaudited)	2021	2020
Net income	$14,489	$37,860
Other comprehensive income:
Unrealized gain on pension plan obligation	224	235
Tax effect of unrealized gain on pension plan obligation	(45)	(64)
Unrealized loss on captive insurance collateral	(612)	(340)
Tax effect of unrealized loss on captive insurance collateral	129	72
Unrealized gain on interest rate hedges	718	332
Tax effect of unrealized gain on interest rate hedges	(193)	(88)
Total other comprehensive income	221	147
Total comprehensive income	$14,710	$38,007

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Three Months Ended December 31, 2021
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2021	39,046	326	$295,063	$(2,821)	$(14,038)	$278,204
Net income	—	—	14,367	122	—	14,489
Unrealized gain on pension plan obligation	—	—	—	—	224	224
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(45)	(45)
Unrealized loss on captive insurance collateral	—	—	—	—	(612)	(612)
Tax effect of unrealized loss on captive insurance collateral	—	—	—	—	129	129
Unrealized gain on interest rate hedges	—	—	—	—	718	718
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(193)	(193)
Distributions	—	—	(5,526)	(264)	—	(5,790)
Retirement of units	(1,104)	—	(11,765)	—	—	(11,765)
Balance as of December 31, 2021 (unaudited)	37,942	326	$292,139	$(2,963)	$(13,817)	$275,359

	Three Months Ended December 31, 2020
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2020	43,328	326	$273,283	$(2,506)	$(14,957)	$255,820
Net income	—	—	37,564	296	—	37,860
Unrealized gain on pension plan obligation	—	—	—	—	235	235
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(64)	(64)
Unrealized loss on captive insurance collateral	—	—	—	—	(340)	(340)
Tax effect of unrealized loss on captive insurance collateral	—	—	—	—	72	72
Unrealized gain on interest rate hedges	—	—	—	—	332	332
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(88)	(88)
Distributions	—	—	(5,702)	(237)	—	(5,939)
Retirement of units	(2,591)	—	(25,272)	—	—	(25,272)
Balance as of December 31, 2020 (unaudited)	40,737	326	$279,873	$(2,447)	$(14,810)	$262,616

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
(in thousands - unaudited)	2021	2020
Cash flows provided by (used in) operating activities:
Net income	$14,489	$37,860
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	13,403	(17,395)
Depreciation and amortization	8,687	8,204
Recovery for losses on accounts receivable	(288)	(476)
Change in deferred taxes	(684)	3,601
Change in weather hedge contracts	(2,188)	(3,955)
Changes in operating assets and liabilities:
Increase in receivables	(78,794)	(62,989)
Increase in inventories	(16,388)	(7,177)
Increase in other assets	(16,767)	(5,651)
Increase in accounts payable	15,442	12,325
Decrease in customer credit balances	(14,504)	(8,987)
Increase in other current and long-term liabilities	11,727	17,639
Net cash used in operating activities	(65,865)	(27,001)
Cash flows provided by (used in) investing activities:
Capital expenditures	(3,787)	(4,680)
Proceeds from sales of fixed assets	254	60
Proceeds from sale of propane assets	—	6,093
Purchase of investments	(175)	(303)
Acquisitions	(3,326)	(37,073)
Net cash used in investing activities	(7,034)	(35,903)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	115,064	59,341
Term loan repayments	(7,871)	(3,250)
Distributions	(5,790)	(5,939)
Unit repurchases	(11,765)	(25,272)
Customer retainage payments	(267)	(29)
Payments of debt issue costs	—	(11)
Net cash provided by financing activities	89,371	24,840
Net (decrease) increase in cash, cash equivalents, and restricted cash	16,472	(38,064)
Cash, cash equivalents, and restricted cash at beginning of period	5,017	57,161
Cash, cash equivalents, and restricted cash at end of period	$21,489	$19,097

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

The Company is organized as follows:

•

Star is a limited partnership, which at December 31, 2021, had outstanding 37.9 million Common Units (NYSE: “SGU”), representing a 99.1% limited partner interest in Star, and 0.3 million general partner units, representing a 0.9% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).  Although Star is a partnership, it is taxed as a corporation and its distributions to unitholders are treated as taxable dividends.

•

Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast and Mid-Atlantic U.S. region retail distributor of home heating oil and propane that at December 31, 2021 served approximately 428,200 full service residential and commercial home heating oil and propane customers and 73,000 customers on a delivery only basis. We also sell gasoline and diesel fuel to approximately 26,800 customers. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including approximately 18,700 service contracts for natural gas and other heating systems.

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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Company’s business, the results of operations and cash flows for the three-month period ended December 31, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive Income

Comprehensive income is comprised of Net income and Other comprehensive income. Other comprehensive income consists of the unrealized gain on amortization on the Company’s pension plan obligation for its two frozen defined benefit pension plans, unrealized loss on available-for-sale investments, unrealized gain on interest rate hedges and the corresponding tax effects.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2021, the $21.5 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $21.2 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2021, the $5.0 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $4.8 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

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

Captive Insurance Collateral

The captive insurance collateral is held by our captive insurance company in an irrevocable trust as collateral for certain workers’ compensation and automobile liability claims.  The collateral is required by a third party insurance carrier that insures per claim amounts above a set deductible. If we did not deposit cash into the trust, the third party carrier would require that we issue an equal amount of letters of credit.  Due to the expected timing of claim payments, the nature of the collateral agreement with the carrier, and our captive insurance company’s source of other operating cash, the collateral is not expected to be used to pay obligations within the next twelve months.

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

For fiscal 2022, the Company has entered into weather hedge contracts.  Under these contracts, we are entitled to receive a payment if the total number of degree days within the hedge period is less than the prior ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year. The “Payment Thresholds,” or strikes, are set at various levels for fiscal 2022. The maximum that the Company can receive is $12.5 million per year. In addition, for fiscal 2022 we are obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold.  For fiscal 2021, we had weather hedge contracts with similar payment thresholds and terms.  The temperatures experienced during the three months ended December 31, 2021 and December 31, 2020 were warmer than the strikes in the weather hedge contracts. As a result we recorded a receivable at December 31, 2021 and December 31, 2020 of $2.2 million and $4.0 million, respectively and reduced delivery and branch expense by a corresponding amount.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of December 31, 2021, we had $0.2 million and $16.4 million balances included in the captions “Accrued expenses and other current liabilities” and “Other long-term liabilities,” on our Condensed Consolidated Balance Sheet representing the remaining balance of the NETTI Fund withdrawal liability.  As of September 30, 2021, we had $0.2 million and $16.5 million balances reflected in these categories respectively. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of December 31, 2021 and September 30, 2021 was $25.7 million and $25.8 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Recently Adopted Accounting Pronouncements

The Company did not adopt new standards in the first quarter of fiscal 2022 that have a material impact on its consolidated financial statements and related disclosures.

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

3) Revenue Recognition

The following disaggregates our revenue by major sources for the three months ended December 31, 2021 and December 31, 2020:

	Three Months Ended December 31,
(in thousands)	2021	2020
Petroleum Products:
Home heating oil and propane	$305,723	$240,812
Other petroleum products	105,542	59,520
Total petroleum products	411,265	300,332
Installations and Services:
Equipment installations	33,069	30,060
Equipment maintenance service contracts	26,977	26,868
Billable call services	16,959	16,060
Total installations and services	77,005	72,988
Total Sales	$488,270	$373,320

Deferred Contract Costs

We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We defer these costs only when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate.  Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period of approximately five years.  Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively.  At December 31, 2021, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.5 million and $6.1 million, respectively.  At September 30, 2021, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.4 million and $5.7 million, respectively.  For each of the three months ended December 31, 2021 and 2020 we recognized expense of $1.0 million associated with the amortization of deferred contract costs within “Delivery and branch expenses” in the Condensed Consolidated Statement of Operations.

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts.  Contract liabilities are recognized straight-line over the service contract period, generally one year or less.  As of December 31, 2021 and September 30, 2021 the Company had contract liabilities of $139.1 million and $141.6 million, respectively.  During the three months ended December 31, 2021, the Company recognized $73.0 million of revenue that was included in the September 30, 2021 contract liability balance.  During the three months ended December 31, 2020 the Company recognized $70.2 million of revenue that was included in the September 30, 2020 contract liability balance.

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

Changes in the allowance for credit losses are as follows:

(in thousands)	Credit Loss Allowance
Balance at September 30, 2021	$4,779
Current period provision	(288)
Write-offs, net and other	171
Balance as of December 31, 2021	$4,662

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

Under the Company’s fifth amended and restated credit agreement dated December 4, 2019, in order to repurchase Common Units, we must maintain Availability (as defined in the fifth amended and restated credit agreement) of $52.5 million, 15.0% of the facility size of $350 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase.  The Company was in compliance with this covenant through December 31, 2021.

The following table shows repurchases under the Repurchase Plan:

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2021 total	21,979	$8.60	17,504	2,848

October 2021	273	$10.67	273	2,575
November 2021	161	$10.99	161	2,414
December 2021	670	$10.56	257	2,157	(b)
First quarter fiscal year 2022 total	1,104	$10.65	691	2,157

January 2022	264	$10.59	264	1,893	(c)

(a)	Amount includes repurchase costs.
(b)

On December 30, 2021, the Company purchased 0.4 million Common Units in a private transaction for aggregate consideration of approximately $4.4 million.  The approved purchase was made outside of the Company’s unit repurchase plan.

(c)

Of the total available for repurchase, approximately 1.6 million units are available for repurchase in open market transactions and 0.3 million units are available for repurchase in privately-negotiated transactions, under the Repurchase Plan.

5) Captive Insurance Collateral

The Company considers all of its captive insurance collateral to be Level 1 available-for-sale investments. Investments at December 31, 2021 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$2,960	$—	$—	$2,960
U.S. Government Sponsored Agencies	49,872	78	(379)	49,571
Corporate Debt Securities	16,280	704	(33)	16,951
Foreign Bonds and Notes	—	—	—	—
Total	$69,112	$782	$(412)	$69,482

Investments at September 30, 2021 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$515	$—	$—	$515
U.S. Government Sponsored Agencies	51,632	108	(53)	51,687
Corporate Debt Securities	16,302	918	(18)	17,202
Foreign Bonds and Notes	502	27	—	529
Total	$68,951	$1,053	$(71)	$69,933

Maturities of investments were as follows at December 31, 2021 (in thousands):

Net Carrying Amount
Due within one year	$4,461
Due after one year through five years	65,021
Due after five years through ten years	—
Total	$69,482

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

As of December 31, 2021, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 14.8 million gallons of swap contracts, 34.6 million gallons of call options, 4.5 million gallons of put options, and 52.6 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of December 31, 2021, held 1.1 million gallons of long future contracts and 26.7 million gallons of short future contracts that settle in future months.  To hedge its internal fuel usage and other activities for fiscal 2022, the Company held 5.0 million gallons of call options and swap contracts that settle in future months.

As of December 31, 2020, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 11.2 million gallons of swap contracts, 8.5 million gallons of call options, 5.1 million gallons of put options, and 86.5 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of December 31, 2020, held 0.6 million gallons of short swap contracts, 3.8 million gallons of long future contracts, and 29.1 million gallons of short future contracts that settle in future months. To hedge its internal fuel usage and other activities for fiscal 2021, the Company, as of December 2020, held 5.1 million gallons of call options and swap contracts that settle in future months.

As of December 31, 2021, the Company has interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $57.8 million, or 56%, of its long term debt.  The Company has designated its interest rate swap agreements as cash flow hedging derivatives.  To the extent these derivative instruments are effective and the accounting standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings.  As of December 31, 2021 the fair value of the swap contracts was $(0.9) million. As of September 30, 2021, the notional value of the swap contracts was $59.0 million and the fair value of the swap contracts was $(1.6) million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Toronto-Dominion Bank and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At December 31, 2021, the aggregate cash posted as collateral in the normal course of business at counterparties was $6.1 million and recorded in “Prepaid expense and other current assets.” Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of December 31, 2021, no hedge positions or payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at December 31, 2021
Commodity contracts	Fair asset value of derivative instruments	$21,640	$—	$21,640
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net	1,878	—	1,878
Commodity contract assets at December 31, 2021		$23,518	$—	$23,518
Liability Derivatives at December 31, 2021
Commodity contracts	Fair asset value of derivative instruments	$(5,037)	$—	$(5,037)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net	(379)	—	(379)
Commodity contract liabilities at December 31, 2021		$(5,416)	$—	$(5,416)
Asset Derivatives at September 30, 2021
Commodity contracts	Fair asset value of derivative instruments	$29,360	$—	$29,360
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net	2,023	—	2,023
Commodity contract assets September 30, 2021		$31,383	$—	$31,383
Liability Derivatives at September 30, 2021
Commodity contracts	Fair asset value of derivative instruments	$(3,138)	$—	$(3,138)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net	(463)	—	(463)
Commodity contract liabilities September 30, 2021		$(3,601)	$—	$(3,601)

The Company’s commodity derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$21,640	$(5,037)	$16,603	$—	$—	$16,603
Long-term derivative assets included in deferred charges and other assets, net	1,878	(379)	1,499	—	—	1,499
Total at December 31, 2021	$23,518	$(5,416)	$18,102	$—	$—	$18,102
Fair asset value of derivative instruments	$29,360	$(3,138)	$26,222	$—	$—	$26,222
Long-term derivative assets included in deferred charges and other assets, net	2,023	(463)	1,560	—	—	1,560
Total at September 30, 2021	$31,383	$(3,601)	$27,782	$—	$—	$27,782

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
Commodity contracts	Cost of product (a)	$(9,975)	$11,578
Commodity contracts	Cost of installations and service (a)	$(127)	$93
Commodity contracts	Delivery and branch expenses (a)	$(284)	$201
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$13,403	$(17,395)

(a)	Represents realized closed positions and includes the cost of options as they expire.
(b)	Represents the change in value of unrealized open positions and expired options.

7) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	December 31, 2021	September 30, 2021
Product	$53,801	$37,890
Parts and equipment	23,934	23,293
Total inventory	$77,735	$61,183

8) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	December 31, 2021	September 30, 2021
Property and equipment	$242,042	$238,330
Less: accumulated depreciation	141,254	139,207
Property and equipment, net	$100,788	$99,123

9) Business Combinations and Divestitures

During fiscal year 2022 the Company has acquired three heating oil dealers for an aggregate purchase price of approximately $4.2 million; $3.3 million in cash and $0.9 million in deferred liabilities.  The gross purchase price was allocated $2.9 million to intangible assets, $2.1 million to fixed assets and reduced by $0.8 million in working capital credits.  The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition date, and are not material to the Company’s financial condition, results of operations, or cash flows.

On October 27, 2020, the Company sold certain propane assets for cash proceeds of $6.1 million.

On December 31, 2020, the Company acquired two propane dealers for approximately $37.9 million; $37.1 million in cash and $0.8 million of deferred liabilities.  The gross purchase price was allocated $32.7 million to intangible assets, $5.7 million to fixed assets and reduced by $0.5 million in working capital credits.

10) Goodwill and Intangible Assets, net

Goodwill

A summary of changes in Company’s goodwill is as follows (in thousands):

Balance as of September 30, 2021	$253,398
Fiscal year 2022 business combinations	800
Balance as of December 31, 2021	$254,198

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	December 31, 2021			September 30, 2021
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$405,541	$333,555	$71,986	$403,913	$329,406	$74,507
Trade names and other intangibles	41,010	20,219	20,791	40,548	19,581	20,967
Total	$446,551	$353,774	$92,777	$444,461	$348,987	$95,474

Amortization expense for intangible assets was $4.8 million for the three months ended December 31, 2021, compared to $4.4 million for the three months ended December 31, 2020.

11) Long-Term Debt and Bank Facility Borrowings

The Company’s debt is as follows (in thousands):

	December 31,		September 30,
	2021		2021
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$123,682	$123,682	$8,618	$8,618
Senior Secured Term Loan (b)	102,183	102,629	110,006	110,500
Total debt	$225,865	$226,311	$118,624	$119,118
Total short-term portion of debt	$136,682	$136,682	$26,239	$26,239
Total long-term portion of debt	$89,183	$89,629	$92,385	$92,879

(a)	The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)	Carrying amounts are net of unamortized debt issuance costs of $0.4 million as of December 31, 2021 and $0.5 million as of September 30, 2021.

On December 4, 2019, the Company refinanced its five-year term loan and the revolving credit facility with the execution of the fifth amended and restated revolving credit facility agreement with a bank syndicate comprised of eleven participants, which enables the Company to borrow up to $300 million ($450 million during the heating season of December through April of each year) on a revolving credit facility for working capital purposes (subject to certain borrowing base limitations and coverage ratios), provides for a $130 million five-year senior secured term loan (the “Term Loan”), allows for the issuance of up to $25 million in letters of credit, and has a maturity date of December 4, 2024. Effective January 25, 2022, the Company increased the revolving credit facility by $50 million to $350 million.

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

All amounts outstanding under the fifth amended and restated revolving credit facility become due and payable on the facility termination date of December 4, 2024. The Term Loan is repayable in quarterly payments of $3.25 million, the first of which was made on April 1, 2020, plus an annual payment equal to 25% of the annual Excess Cash Flow as defined in the credit agreement (an amount not to exceed $12 million annually), less certain voluntary prepayments made during the year, with final payment at maturity.  In the first quarter of fiscal 2022 the Company repaid $4.6 million of additional loan repayments due to Excess Cash Flow related to fiscal 2021. In the first quarter of fiscal 2021 the banks waived the Excess Cash Flow requirement related to fiscal 2020.

The interest rate on the fifth amended and restated revolving credit facility and the Term Loan is based on a margin over LIBOR or a base rate. At December 31, 2021, the effective interest rate on the Term Loan was approximately 4.3% and the effective interest rate on revolving credit facility borrowings was approximately 2.7%. At September 30, 2021, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 4.3% and 2.5%, respectively.

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

At December 31, 2021, $102.6 million of the Term Loan was outstanding, $123.7 amount was outstanding under the revolving credit facility, no hedge positions were secured under the credit agreement, and $5.1 million of letters of credit were issued and outstanding. At September 30, 2021, $110.5 million of the Term Loan was outstanding, $8.6 million was outstanding under the revolving credit facility, no hedge positions were secured under the credit agreement, and $3.1 million of letters of credit were issued and outstanding.

At December 31, 2021, availability was $136.6 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio. At September 30, 2021, availability was $171.5 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio.

12) Income Taxes

 The accompanying financial statements are reported on a fiscal year, however, the Company and its corporate subsidiaries file Federal and State income tax returns on a calendar year.

The current and deferred income tax expense for the three months ended December 31, 2021, and December 31, 2020 are as follows:

	Three Months Ended
	December 31,
(in thousands)	2021	2020
Income before income taxes	$20,327	$52,688
Current income tax expense	6,522	11,227
Deferred income tax expense (benefit)	(684)	3,601
Total income tax expense	$5,838	$14,828

At December 31, 2021, we did not have unrecognized income tax benefits.

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

13) Supplemental Disclosure of Cash Flow Information

	Three Months Ended
Cash paid during the period for:	December 31,
(in thousands)	2021	2020
Income taxes, net	$5,398	$3,612
Interest	$2,037	$2,207

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

15) Earnings Per Limited Partner Unit

The following table presents the net income allocation and per unit data:

	Three Months Ended
Basic and Diluted Earnings Per Limited Partner:	December 31,
(in thousands, except per unit data)	2021	2020
Net income	$14,489	$37,860
Less General Partner’s interest in net income	122	296
Net income available to limited partners	14,367	37,564
Less dilutive impact of theoretical distribution of earnings *	1,883	6,332
Limited Partner’s interest in net income	$12,484	$31,232
Per unit data:
Basic and diluted net income available to limited partners	$0.37	$0.89
Less dilutive impact of theoretical distribution of earnings *	0.05	0.15
Limited Partner’s interest in net income	$0.32	$0.74
Weighted average number of Limited Partner units outstanding	38,789	42,246

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

16) Subsequent Events

Quarterly Distribution Declared

In January 2022, we declared a quarterly distribution of $0.1425 per unit, or $0.57 per unit on an annualized basis, on all Common Units with respect to the fourth quarter of fiscal 2021, paid on February 1, 2022, to holders of record on January 24, 2022. The amount of distributions in excess of the minimum quarterly distribution of $0.0675 are distributed in accordance with our Partnership Agreement, subject to the management incentive compensation plan. As a result, $5.4 million was paid to the Common Unit holders, $0.3 million to the General Partner unit holders (including $0.2 million of incentive distribution as provided in our Partnership Agreement) and $0.2 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Units Repurchased and Retired

In January 2022, in accordance with the Repurchase Plan, the Company repurchased and retired 0.3 million Common Units at an average price paid of $10.59 per unit.

Increase in Revolving Credit Facility

Effective January 25, 2022, the Company increased the revolving credit facility by $50 million to $350 million.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the severity and duration of the novel coronavirus, or COVID-19, pandemic, the pandemic’s impact on the U.S. and global economies, the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic, the effect of weather conditions on our financial performance, the price and supply of the products that we sell, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including climate change, environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, cyber-attacks, inflation, global supply chain issues, labor shortages, general economic conditions and new technology. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct, and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Fiscal 2021 Form 10-K under Part I Item 1A “Risk Factors.”  Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report and in our Fiscal 2021 Form 10-K. Currently, one of the most significant factors, however, is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company, its customers and counterparties, and the global economy and financial markets. The extent to which COVID-19 impacts us and our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures, among others. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

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

As a result of the COVID-19 pandemic, and in order to protect the safety and health of our workforce and our customers, we have expanded certain employee benefit programs and will incur additional operating costs such as sanitizing our facilities, providing personal protective equipment for our employees and providing IT infrastructure to allow many office, clerical, sales and customer service employees to work from home. At this time, we expect the annual cost of these undertakings to be approximately $2 million.

While it has not yet materially impacted our ability to serve our customers, the continued impact of the pandemic, including but not limited to, the increased desire of prospective employees to work from home has impacted our ability to fully staff our customer service, sales and other functions.  In addition, we expect that we will experience an increase in wage rates to fill these positions and we might need to adjust the current wage rates of existing employees.  We cannot predict how long this staffing issue will continue, but the shortage in conjunction with any kind of spike in customer activity could cause unacceptable delays in response times and increase customer losses.

As of December 31, 2021, we had accounts receivable of $178.8 million, of which $134.5 million was due from residential customers and $44.3 million due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If past due balances that do not meet the eligibility tests as found in our fifth amended and restated credit agreement increase from historic levels, our future ability to borrow would be reduced.

The Company has taken advantage of certain tax and legislative actions which permitted the Company to defer certain calendar 2020 payroll tax withholdings to calendar 2021 and December 2022; approximately half of which were paid in fiscal 2021.

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

Impact on Liquidity of Increases and Decreases in Wholesale Product Cost

Our liquidity is adversely impacted in times of increasing wholesale product costs, as we must use more cash to fund our hedging requirements as well as the increased levels of accounts receivable and inventory. This may result in higher interest expense as a result of increased working capital borrowing to finance higher receivables and/or inventory balances. We may also incur higher bad debt expense and credit card processing costs as a result of higher selling prices as well as higher vehicle fuel costs due to the increase in energy costs.  While our liquidity is impacted by initial margin requirements for new future positions used to hedge our inventory, it can also be adversely impacted by sudden and sharp decreases in wholesale product costs, due to the increased margin requirements for future contracts.  Likewise, our liquidity and collateral requirements are impacted by the fluctuating cost of options and swaps used to manage the market risks associated with our inventory and protected price customers.

Liquid Product Price Volatility

Volatility, which is reflected in the wholesale price of liquid products, including home heating oil, propane and motor fuels, has a larger impact on our business when prices rise. Consumers are price sensitive to heating cost increases, which can lead to increased gross customer losses. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces, and, most recently, the COVID-19 pandemic, and is closely linked to the price of diesel fuel. The volatility in the wholesale cost of diesel fuel as measured by the New York Mercantile Exchange (“NYMEX”), for the fiscal years ending September 30, 2018, through 2022, on a quarterly basis, is illustrated in the following chart (price per gallon):

	Fiscal 2022 (a)		Fiscal 2021		Fiscal 2020		Fiscal 2019		Fiscal 2018
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$2.06	$2.59	$1.08	$1.51	$1.86	$2.05	$1.66	$2.44	$1.74	$2.08
March 31	—	—	1.46	1.97	0.95	2.06	1.70	2.04	1.84	2.14
June 30	—	—	1.77	2.16	0.61	1.22	1.78	2.12	1.96	2.29
September 30	—	—	1.91	2.34	1.08	1.28	1.75	2.08	2.05	2.35

(a)	On January 31, 2022, the NYMEX ultra low sulfur diesel contract closed at $2.76 per gallon or $0.38 per gallon higher than the average of $2.38 in the three months of Fiscal 2022.

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

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2022	$32,393	$26,641
2023	28,162	21,012
2024	23,306	20,303
2025	18,588	19,159
2026	14,615	18,335
2027	13,077	16,884

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

Under these contracts, we are entitled to a payment if the total number of degree days within the hedge period is less than the applicable “Payment Thresholds,” or strikes. For fiscal 2022, we entered into weather hedging contracts under which we are entitled to a payment capped at $12.5 million if degree days are less than the Payment Threshold and we are obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year.  In accordance with ASC 815-45, we recorded a $2.2 million benefit to delivery and branch expenses for the first quarter of fiscal 2022 as compared to a $4.0 million benefit for the first quarter of fiscal 2021.  The final credit (if any) for fiscal 2022 may be higher or lower than this amount depending on the actual heating degree-days recorded in the period January 1, 2022 through March 31, 2022. If the heating degree-days in this period approximate the expected degree days in the contracts, the benefit will be reduced to approximately $1.0 million. If temperatures in this period are colder than expected in the contracts, then the additional heating degree-days could reduce the benefit further, possibly even to zero and potentially the Company may owe up to $5.0 million under the weather hedge contracts. Temperatures recorded for January 2022, were colder than expected.

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2022			2021			2020
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	19,800	18,500	1,300	19,100	19,900	(800)	23,900	23,100	800
Second Quarter	—	—	—	12,600	17,800	(5,200)	12,600	18,200	(5,600)
Third Quarter	—	—	—	6,700	12,300	(5,600)	8,000	13,600	(5,600)
Fourth Quarter	—	—	—	9,500	14,900	(5,400)	10,700	15,800	(5,100)
Total	19,800	18,500	1,300	47,900	64,900	(17,000)	55,200	70,700	(15,500)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2022			2021			2020
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	4.7%	4.4%	0.3%	4.4%	4.6%	(0.2%)	5.3%	5.1%	0.2%
Second Quarter	—	—	—	2.9%	4.1%	(1.2%)	2.8%	4.0%	(1.2%)
Third Quarter	—	—	—	1.3%	2.6%	(1.3%)	1.8%	3.0%	(1.2%)
Fourth Quarter	—	—	—	2.1%	3.3%	(1.2%)	2.3%	3.5%	(1.2%)
Total	4.7%	4.4%	0.3%	10.7%	14.6%	(3.9%)	12.2%	15.6%	(3.4%)

For the three months ended December 31, 2021, the Company gained 1,300 accounts (net), or 0.3 % of its home heating oil and propane customer base, compared to 800 accounts lost (net), or 0.2 % of its home heating oil and propane customer base, during the three months ended December 31, 2020. Gross customer gains were 700 more than the prior year’s comparable period, and gross customer losses were 1,400 accounts less primarily due to reduced turnover of newer accounts.

During the three months ended December 31, 2021, we estimate that we lost 0.4% of our home heating oil and propane accounts to natural gas conversions versus 0.3% for the three months ended December 31, 2020 and 0.4% for the three months ended December 31, 2019.  Losses to natural gas in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates.

Acquisitions

The timing of acquisitions and the types of products sold by acquired companies impact year-over-year comparisons.  As of December 31, 2021 the Company acquired three heating oil dealers.  During fiscal 2021 the Company acquired two propane and three heating oil dealers.  The following tables detail the Company’s acquisition activity and the associated volume sold during the 12-month period prior to the date of acquisition.

(in thousands of gallons)
Fiscal 2022 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Other Petroleum Products	Total
1	October	437	48	485
2	December	741	—	741
3	December	1,768	—	1,768
		2,946	48	2,994

(in thousands of gallons)
Fiscal 2021 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Other Petroleum Products	Total
1	December	5,452	—	5,452
2	December	1,318	—	1,318
3	February	305	—	305
4	March	1,163	—	1,163
5	April	4,509	166	4,675
		12,747	166	12,913

Protected Price Account Renewals

A substantial majority of the Company’s price-protected customers have agreements with us that are subject to annual renewal in the period between April and November of each fiscal year. If a significant number of these customers elect not to renew their price-protected agreements with us and do not continue as our customers under a variable price-plan, the Company’s near term profitability, liquidity and cash flow will be adversely impacted.  As of January 31, 2022, the wholesale cost of home heating oil as measured by the New York Mercantile Exchange was $2.76 per gallon, approximately $1.16 per gallon higher than at January 31, 2021.  Based on these recent prices, our price-protected customers will be offered renewal contracts at significantly higher prices than last year which, may adversely impact the acceptance rate of these renewals.

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

Three Months Ended December 31, 2021

Compared to the Three Months Ended December 31, 2020

Volume

For the three months ended December 31, 2021, retail volume of home heating oil and propane sold decreased by 2.5 million gallons, or 2.8%, to 87.0 million gallons, compared to 89.5 million gallons for the three months ended December 31, 2020. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended December 31, 2021 were 6.3% warmer than the three months ended December 31, 2020. Temperatures during the three months ended December 31, 2021 were 18.6% warmer than normal, as reported by NOAA. For the twelve months ended December 31, 2021, net customer attrition for the base business was 3.5%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.”  An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended December 31, 2020	89.5
Net customer attrition	(4.0)
Impact of warmer temperatures	(5.2)
Acquisitions	3.4
Sale of certain propane assets	(0.2)
Other (a)	3.5
Change	(2.5)
Volume - Three months ended December 31, 2021	87.0
(a)	We anticipate that the volume delivered for the remainder of fiscal 2022 may be less than anticipated on a temperature compensated basis.

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended December 31, 2021, compared to the three months ended December 31, 2020:

	Three Months Ended
Customers	December 31, 2021	December 31, 2020
Residential Variable	44.5%	42.6%
Residential Price-Protected (Ceiling and Fixed Price)	42.8%	45.4%
Commercial/Industrial	12.7%	12.0%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold increased by 1.6 million gallons, or 4.4%, to 39.3 million gallons for the three months ended December 31, 2021, compared to 37.7 million gallons for the three months ended December 31, 2020, as certain sectors rebounded from the impact of COVID-19’s impact on economic activity.

Product Sales

For the three months ended December 31, 2021, product sales increased by $111.0 million, or 36.9%, to $411.3 million, compared to $300.3 million for the three months ended December 31, 2020, as an increase in selling prices more than offset a decline in total volume sold.  The increase in selling prices was largely attributable to an increase in wholesale product cost of $0.8200 per gallon, or 60.6%.

Installations and Service

For the three months ended December 31, 2021, installation and service revenue increased by $4.0 million, or 5.5%, to $77.0 million, compared to $73.0 million for the three months ended December 31, 2020 as economic activity increased as many COVID-19 restrictions were removed. During the three months ended December 31, 2020, we ceased making non-emergency service calls, and we believe that some customers deferred the installation of new equipment.

Cost of Product

For the three months ended December 31, 2021, cost of product increased $102.5 million, or 59.5%, to $274.6 million, compared to $172.1 million for the three months ended December 31, 2020 as the impact of a $0.8200 per gallon, or 60.6%, increase in wholesale product cost more than offset a decrease in total volume sold.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended December 31, 2021 increased by $0.1259 per gallon, to $1.4447 per gallon, from $1.3188 per gallon during the three months ended December 31, 2020.  Going forward, we cannot assume that per gallon margins realized during the three months ended December 31, 2021 are sustainable especially with the recent increases in heating oil and propane costs. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	December 31, 2021		December 31, 2020
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	87.0		89.5
Sales	$305.7	$3.5139	$240.8	$2.6899
Cost	$180.0	$2.0692	$122.7	$1.3711
Gross Profit	$125.7	$1.4447	$118.1	$1.3188

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	39.3		37.7
Sales	$105.5	$2.6824	$59.5	$1.5796
Cost	$94.5	$2.4035	$49.4	$1.3112
Gross Profit	$11.0	$0.2789	$10.1	$0.2684

Total Product	Amount (in millions)	Amount (in millions)
Sales	$411.2	$300.3
Cost	$274.5	$172.1
Gross Profit	$136.7	$128.2

For the three months ended December 31, 2021, total product gross profit was $136.7 million, which was $8.5 million, or 6.6%, higher than the three months ended December 31, 2020, as a decrease in home heating oil and propane volume ($3.3 million) was more than offset by the impact of an increase in home heating oil and propane margins ($10.9 million) and an increase in gross profit from other petroleum products ($0.9 million).

Cost of Installations and Service

Total installation costs for the three months ended December 31, 2021 increased by $3.3 million or 13.7%, to $26.8 million, compared to $23.5 million of installation costs for the three months ended December 31, 2020, primarily due to increased installation revenues. Installation costs as a percentage of installation sales were 81.0% for the three months ended December 31, 2021 and 78.3% for the three months ended December 31, 2020. A return to a normal level of installation sales, as many COVID-19 restrictions were removed, drove the increase in installation costs. Gross profit from installations decreased by $0.2 million.

Service expense increased by $1.5 million, or 3.3%, to $47.3 million for the three months ended December 31, 2021, representing 107.6% of service sales, versus $45.8 million, or 106.6% of service sales, for the three months ended December 31, 2020. Service expense rose as the Company resumed normal service work and activity that was curtailed during the first quarter of fiscal 2021 due to COVID-19.  A large proportion of our service expenses are incurred under fixed-fee prepaid service contract arrangements, therefore trends in service expenses may not directly correlate to trends in the related revenues.  Gross loss from service increased $0.5 million.

We realized a combined gross profit from service and installation of $3.0 million for the three months ended December 31, 2021 compared to a gross profit of $3.7 million for the three months ended December 31, 2020, a $0.7 million decrease.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended December 31, 2021, the change in the fair value of derivative instruments resulted in a $13.4 million charge due to a decrease in the market value for unexpired hedges (a $3.3 million charge), and a $10.1 million charge due to the expiration of certain hedged positions.

During the three months ended December 31, 2020, the change in the fair value of derivative instruments resulted in a $17.4 million credit due to an increase in the market value for unexpired hedges (an $11.1 million credit) and a $6.3 million credit due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the three months ended December 31, 2021, delivery and branch expense increased $8.3 million, or 10.3%, to $89.0 million, compared to $80.7 million for the three months ended December 31, 2020, reflecting a $1.8 million lower benefit recorded from the Company’s weather hedge, additional costs from acquisitions of $1.6 million and a $4.9 million, or 6.1%, increase in expense within the base business. The increase in the base business was driven by a $1.6 million increase, or 6.0% increase in delivery expenses due to increases in wages, vehicle fuel, transport, and maintenance expenses, a $1.1 million increase in insurance related expense, a $0.9 million increase in medical claim expense, a $0.8 million increase in bad debt and credit card fee expense, and other increases of $0.5 million.  As of December 31, 2021 we recorded a benefit of $2.2 million under our weather hedge program that reduced delivery and branch expenses, versus a benefit of $4.0 million as of December 31, 2020. While temperatures were warmer for the first quarter of fiscal 2022 than the prior year’s comparable period, the warmer temperatures were largely occurring during October 2021, which is prior to the weather hedge period, which begins November 1, 2021, resulting in a lower weather hedge benefit.  The final credit (if any) for fiscal 2022 may be lower or higher depending on the accumulation of actual heating degree-days recorded in the period January 1, 2022 through March 31, 2022. If the heating degree-days in this period approximate the expected degrees days in the contracts, the credit will be reduced to approximately $1.0 million. If temperatures in this period are colder than expected in the contracts, then the additional heating degree-days could reduce the credit further, possibly even to zero and potentially the Company may owe up to $5.0 million under the weather hedge contracts. At the end of January 2022, the Company expects to owe under the weather hedge contract as temperatures recorded for January 2022 were colder than expected.

Depreciation and Amortization Expenses

For the three months ended December 31, 2021, depreciation and amortization expenses increased $0.4 million, or 6.2% to $8.4 million, compared to $8.0 million for the three months ended December 31, 2020 primarily due to acquisitions.

General and Administrative Expenses

For the three months ended December 31, 2021, general and administrative expenses increased by $0.5 million or 7.0%, to $6.7 million, from $6.2 million for the three months ended December 31, 2020, due to a $0.2 million increase in legal and professional expenses, a $0.2 million increase in salaries and benefits, and a $0.1 million increase in profit sharing expense.  The Company accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees. This amount is payable when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool adjusts accordingly based on Adjusted EBITDA levels achieved.

Finance Charge Income

For the three months ended December 31, 2021, finance charge income increased to $0.5 million from $0.4 million for the three months ended December 31, 2020, primarily due to slightly higher customer late payment charges.

Interest Expense, Net

For the three months ended December 31, 2021, net interest expense increased by $0.2 million, or 11.2%, to $2.1 million compared to $1.9 million for the three months ended December 31, 2020. The year-over-year change was driven by an increase in average borrowings of $27.0 million from $130.8 million for the three months ended December 31, 2020 to $157.8 million for the three months ended December 31, 2021, that was partially offset by a decrease in the weighted average interest rate from 4.4% for the three months ended December 31, 2020 to 3.8% for the three months ended December 31, 2021. To hedge against rising interest rates, the Company utilizes interest rate swaps.  At December 31, 2021, $57.8 million, or 56%, of Star’s long term debt, was fixed.

Amortization of Debt Issuance Costs

For the three months ended December 31, 2021, amortization of debt issuance cost was $0.2 million, essentially unchanged from the three months ended December 31, 2020.

Income Tax Expense

For the three months ended December 31, 2021, the Company’s income tax expense decreased by $9.0 million to $5.8 million, from $14.8 million for the three months ended December 31, 2020, due primarily to a decrease in income before income taxes of $32.4 million primarily reflecting an unfavorable change in the fair value of derivative instruments of $30.8 million.

Net Income

For the three months ended December 31, 2021, Star’s net income decreased $23.4 million, to $14.5 million compared to the three months ended December 31, 2020, primarily due to an unfavorable change in the fair value of derivative instruments of $30.8 million and a decrease in Adjusted EBITDA of $0.9 million, that was partially offset by a decrease in the Company’s income tax expense of $9.0 million.

Adjusted EBITDA

For the three months ended December 31, 2021, Adjusted EBITDA decreased by $0.9 million, to $44.5 million, compared to the three months ended December 31, 2020, as the impact of a decline in home heating oil and propane volume of 2.5 million gallons and higher operating expenses more than offset an increase in home heating oil and propane per gallon margins. As of December 31, 2021 the Company recorded a credit of $2.2 million under their weather hedging contracts that reduced delivery and branch expenses. The final credit (if any) for fiscal 2022 may be lower or higher depending on the accumulation of actual heating degree-days recorded in the period January 1, 2022 through March 31, 2022. If the heating degree-days in this period approximate the expected degrees days in the contracts, the credit will be reduced to approximately $1.0 million. If temperatures in this period are colder than expected in the contracts, then the additional heating degree-days could reduce the credit further, possibly even to zero and potentially the Company may owe up to $5.0 million under the weather hedge contracts. At the end of January 2022, the Company expects to owe under the weather hedge contract as temperatures recorded for January 2022 were colder than expected.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provide additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended December 31,
(in thousands)	2021	2020
Net income	$14,489	$37,860
Plus:
Income tax expense	5,838	14,828
Amortization of debt issuance costs	239	247
Interest expense, net	2,058	1,851
Depreciation and amortization	8,448	7,957
EBITDA (a)	31,072	62,743
(Increase) / decrease in the fair value of derivative instruments	13,403	(17,395)
Adjusted EBITDA (a)	44,475	45,348
Add / (subtract)
Income tax expense	(5,838)	(14,828)
Interest expense, net	(2,058)	(1,851)
Recovery for losses on accounts receivable	(288)	(476)
Increase in accounts receivables	(78,794)	(62,989)
Increase in inventories	(16,388)	(7,177)
Decrease in customer credit balances	(14,504)	(8,987)
Change in deferred taxes	(684)	3,601
Change in other operating assets and liabilities	8,214	20,358
Net cash used in operating activities	$(65,865)	$(27,001)
Net cash used in investing activities	$(7,034)	$(35,903)
Net cash provided by financing activities	$89,371	$24,840

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

During the three months ended December 31, 2021, cash used in operating activities increased $38.9 million to $65.9 million, compared to $27.0 million during the three months ended December 31, 2020.  Higher per gallon product costs drove an increase in accounts receivable on a comparable basis (including customer credit balances accounts) of $21.3 million.  While accounts receivable were higher at December 31, 2021 than December 31, 2020, day’s sales outstanding declined to 26.2 days at December 31, 2021 compared to 28.4 days at December 31, 2020.  The higher product cost also drove a $9.2 million increase in cash required to purchase liquid product inventory and contributed to a $12.1 million increase in net cash paid for certain hedge positions.  We also paid $3.9 million more in payroll taxes in the first fiscal quarter of 2022 versus the first fiscal quarter of 2021 as the result of deferring payment of certain payroll tax withholdings in first quarter of fiscal 2021 to the first fiscal quarter of fiscal 2023, and $0.3 million of other net changes in working capital.  These cash flow changes were partially offset by a $4.8 million favorable change in accrued payroll due to timing and a $3.1 million favorable change in accounts payable due to the pricing and timing of inventory purchases.

Investing Activities

During the three months ended December 31, 2021, the Company acquired three heating oil dealers for an aggregate price of approximately $4.2 million; $3.3 million in cash and $0.9 million in deferred liabilities.  The gross purchase price was allocated $2.9 million to intangible assets, $2.1 million to fixed assets and reduced by $0.8 million in working capital credits.

Our capital expenditures for the three months ended December 31, 2021 totaled $3.8 million, as we invested in computer hardware and software ($0.5 million), refurbished certain physical plants ($0.8 million), expanded our propane operations ($1.0 million) and made additions to our fleet and other equipment ($1.5 million).

During the three months ended December 31, 2021, $0.2 million of earnings were reinvested into the irrevocable trust. The cash deposited into the trust is shown on our balance sheet as captive insurance collateral and, correspondingly, reduced cash on our balance sheet. We believe that investments into the irrevocable trust lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

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

On October 27, 2020, the Company sold certain propane assets for cash proceeds of $6.1 million. On December 31, 2020, the Company acquired two propane dealers for approximately $37.9 million; $37.1 million in cash and $0.8 million of deferred liabilities.  The gross purchase price was allocated $32.7 million to intangible assets, $5.7 million to fixed assets and reduced by $0.5 million in working capital credits.

Financing Activities

During the three months ended December 31, 2021, we repaid $7.9 million of our term loan, borrowed $115.1 million under our revolving credit facility, repurchased 1.1 million Common Units for $11.8 million primarily in connection with our unit repurchase plan, and paid distributions of $5.5 million to our Common Unit holders and $0.3 million to our General Partner unit holders (including $0.2 million of incentive distributions as provided in our Partnership Agreement).

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

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, and business conditions, especially in light of the impact of COVID-19, weather, the ability to collect current and future accounts receivable, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of December 31, 2021 ($21.2 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and from subsequent seasonal reductions in inventory and accounts receivable. As of December 31, 2021, we had accounts receivable of $178.8 million of which $134.5 million is due from residential customers and $44.3 million is due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If these balances do not meet the eligibility tests as found in our fifth amended and restated credit agreement, our ability to borrow will be reduced and our anticipated cash flow from operating activities will also be reduced. As of December 31, 2021, we had $123.7 million of borrowings under our revolving credit facility, $102.6 million outstanding under our term loan, and $5.1 million in letters of credit outstanding.

Under the terms of the fifth amended and restated credit agreement, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 15% of the maximum facility size and a fixed charge coverage ratio of not less than 1.15. We must also maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 4.5 as of December 31st or March 31st. As of December 31, 2021, Availability, as defined in the fifth amended and restated revolving credit facility agreement, was $136.6 million and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for the remainder of fiscal 2022 are estimated to be approximately $12.5 million to $13.5 million, excluding the capital requirements for leased fleet. In addition, we plan to invest approximately $2.5 million to $3.0 million in our propane operations. Distributions for the balance of fiscal 2022, at the current quarterly level of $0.1425 per unit, would result in aggregate payments of approximately $16.1 million to Common Unit holders, $0.8 million to our General Partner (including $0.7 million of incentive distribution as provided for in our Partnership Agreement) and $0.7 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. Under the terms of our credit facility, our term loan is repayable in quarterly payments of $3.25 million.  For fiscal 2022, we are not required to make any additional deposits into our captive insurance company.  Further, subject to any additional liquidity issues or concerns resulting from the current COVID-19 pandemic, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

Contractual Obligations and Off-Balance Sheet Arrangements

There has been no material change to Contractual Obligations and Off-Balance Sheet Arrangements since our September 30, 2021 Form 10-K disclosure and therefore, the table has not been included in this Form 10-Q.

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

At December 31, 2021, we had outstanding borrowings totaling $226.3 million, of which $168.6 million are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $1.2 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at December 31, 2021, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $12.0 million to a fair market value of $30.1 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $8.9 million to a fair market value of $9.2 million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2021. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

c) Other

The General Partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of the General Partner have concluded, as of December 31, 2021, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

In the opinion of management, we are not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on our results of operations, financial position or liquidity.

Item 1A.

Risk Factors

In addition to the other information set forth in this Report, investors should carefully review and consider the information regarding certain factors, which could materially affect our business, results of operations, financial condition and cash flows set forth in Part I Item 1A. “Risk Factors” in our Fiscal 2021 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Note 4 to the Condensed Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the three months ended December 31, 2021 is incorporated into this Item 2 by reference.

Item 6.

Exhibits

(a)	Exhibits Included Within:

10.1	Unit Purchase Agreement, dated as of December 30, 2021, between the Company and Yorktown Energy Partners, L.P. (Filed herewith.)
31.1	Certification of Chief Executive Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Star Group, L.P. Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Group, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary Kestrel Heat LLC (Principal Financial Officer)	February 2, 2022

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller Kestrel Heat LLC (Principal Accounting Officer)	February 2, 2022