Form 10-Q
period 2022-03-31
STAR GROUP, L.P.
filed 2022-05-04
CIK 1002590

!8

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-14129

STAR GROUP, L.P.

(Exact Name of Registrant as Specified in its Charter)

Delaware	06-1437793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West Broad Street Stamford, Connecticut	06902
(Address of principal executive office)	(Zip Code)

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

At April 30, 2022, the registrant had 36,783,664 Common Units outstanding.

STAR GROUP, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2022	2021
(in thousands)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,682	$4,767
Receivables, net of allowance of $6,781 and $4,779, respectively	262,738	99,680
Inventories	79,698	61,183
Fair asset value of derivative instruments	37,777	26,222
Prepaid expenses and other current assets	64,310	30,140
Total current assets	462,205	221,992
Property and equipment, net	101,456	99,123
Operating lease right-of-use assets	96,076	95,839
Goodwill	254,842	253,398
Intangibles, net	89,601	95,474
Restricted cash	250	250
Captive insurance collateral	67,511	69,933
Deferred charges and other assets, net	18,201	17,854
Total assets	$1,090,142	$853,863
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$53,098	$37,291
Revolving credit facility borrowings	185,723	8,618
Current maturities of long-term debt	13,000	17,621
Current portion of operating lease liabilities	16,717	16,446
Accrued expenses and other current liabilities	157,093	121,221
Unearned service contract revenue	66,801	56,972
Customer credit balances	36,542	86,828
Total current liabilities	528,974	344,997
Long-term debt	85,734	92,385
Long-term operating lease liabilities	84,182	84,019
Deferred tax liabilities, net	33,705	29,014
Other long-term liabilities	17,193	25,244
Partners’ capital
Common unitholders	357,020	295,063
General partner	(2,524)	(2,821)
Accumulated other comprehensive loss, net of taxes	(14,142)	(14,038)
Total partners’ capital	340,354	278,204
Total liabilities and partners’ capital	$1,090,142	$853,863

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per unit data - unaudited)	2022	2021	2022	2021
Sales:
Product	$712,462	$539,371	$1,123,727	$839,703
Installations and services	70,081	64,744	147,086	137,732
Total sales	782,543	604,115	1,270,813	977,435
Cost and expenses:
Cost of product	492,334	313,552	766,928	485,699
Cost of installations and services	70,136	64,361	144,184	133,664
(Increase) decrease in the fair value of derivative instruments	(17,615)	(8,224)	(4,212)	(25,619)
Delivery and branch expenses	107,486	100,942	196,475	181,629
Depreciation and amortization expenses	8,081	8,268	16,529	16,225
General and administrative expenses	5,902	6,320	12,578	12,561
Finance charge income	(1,026)	(799)	(1,538)	(1,205)
Operating income	117,245	119,695	139,869	174,481
Interest expense, net	(2,729)	(2,136)	(4,787)	(3,987)
Amortization of debt issuance costs	(237)	(243)	(476)	(490)
Income before income taxes	114,279	117,316	134,606	170,004
Income tax expense	32,900	32,152	38,738	46,980
Net income	$81,379	$85,164	$95,868	$123,024
General Partner’s interest in net income	697	681	819	977
Limited Partners’ interest in net income	$80,682	$84,483	$95,049	$122,047

Basic and diluted income per Limited Partner Unit (1):	$1.75	$1.71	$2.05	$2.43
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	37,634	40,382	38,218	41,324

(1)	See Note 15 - Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands - unaudited)	2022	2021	2022	2021
Net income	$81,379	$85,164	$95,868	$123,024
Other comprehensive income (loss):
Unrealized gain on pension plan obligation	224	235	448	470
Tax effect of unrealized gain on pension plan obligation	(61)	(64)	(106)	(128)
Unrealized loss on captive insurance collateral	(2,062)	(526)	(2,674)	(866)
Tax effect of unrealized loss on captive insurance collateral	435	110	564	182
Unrealized gain on interest rate hedges	1,549	719	2,267	1,051
Tax effect of unrealized gain on interest rate hedges	(410)	(190)	(603)	(278)
Total other comprehensive income (loss)	(325)	284	(104)	431
Total comprehensive income	$81,054	$85,448	$95,764	$123,455

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Three Months Ended March 31, 2022
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of December 31, 2021	37,942	326	$292,139	$(2,963)	$(13,817)	$275,359
Net income	—	—	80,682	697	—	81,379
Unrealized gain on pension plan obligation	—	—	—	—	224	224
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(61)	(61)
Unrealized loss on captive insurance collateral	—	—	—	—	(2,062)	(2,062)
Tax effect of unrealized loss on captive insurance collateral	—	—	—	—	435	435
Unrealized gain on interest rate hedges	—	—	—	—	1,549	1,549
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(410)	(410)
Distributions	—	—	(5,384)	(258)	—	(5,642)
Retirement of units	(992)	—	(10,417)	—	—	(10,417)
Balance as of March 31, 2022 (unaudited)	36,950	326	$357,020	$(2,524)	$(14,142)	$340,354

	Three Months Ended March 31, 2021
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of December 31, 2020	40,737	326	$279,873	$(2,447)	$(14,810)	$262,616
Net income	—	—	84,483	681	—	85,164
Unrealized gain on pension plan obligation	—	—	—	—	235	235
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(64)	(64)
Unrealized loss on captive insurance collateral	—	—	—	—	(526)	(526)
Tax effect of unrealized loss on captive insurance collateral	—	—	—	—	110	110
Unrealized gain on interest rate hedges	—	—	—	—	719	719
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(190)	(190)
Distributions	—	—	(5,369)	(225)	—	(5,594)
Retirement of units	(538)	—	(5,194)	—	—	(5,194)
Balance as of March 31, 2021 (unaudited)	40,199	326	$353,793	$(1,991)	$(14,526)	$337,276

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Six Months Ended March 31, 2022
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2021	39,046	326	$295,063	$(2,821)	$(14,038)	$278,204
Net income	—	—	95,049	819	—	95,868
Unrealized gain on pension plan obligation	—	—	—	—	448	448
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(106)	(106)
Unrealized loss on captive insurance collateral	—	—	—	—	(2,674)	(2,674)
Tax effect of unrealized loss on captive insurance collateral	—	—	—	—	564	564
Unrealized gain on interest rate hedges	—	—	—	—	2,267	2,267
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(603)	(603)
Distributions	—	—	(10,910)	(522)	—	(11,432)
Retirement of units	(2,096)	—	(22,182)	—	—	(22,182)
Balance as of March 31, 2022 (unaudited)	36,950	326	$357,020	$(2,524)	$(14,142)	$340,354

	Six Months Ended March 31, 2021
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2020	43,328	326	$273,283	$(2,506)	$(14,957)	$255,820
Net income	—	—	122,047	977	—	123,024
Unrealized gain on pension plan obligation	—	—	—	—	470	470
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(128)	(128)
Unrealized loss on captive insurance collateral	—	—	—	—	(866)	(866)
Tax effect of unrealized loss on captive insurance collateral	—	—	—	—	182	182
Unrealized gain on interest rate hedges	—	—	—	—	1,051	1,051
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(278)	(278)
Distributions	—	—	(11,071)	(462)	—	(11,533)
Retirement of units	(3,129)	—	(30,466)	—	—	(30,466)
Balance as of March 31, 2021 (unaudited)	40,199	326	$353,793	$(1,991)	$(14,526)	$337,276

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
(in thousands - unaudited)	2022	2021
Cash flows provided by (used in) operating activities:
Net income	$95,868	$123,024
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(4,212)	(25,619)
Depreciation and amortization	17,005	16,715
Provision for losses on accounts receivable	2,167	256
Change in deferred taxes	4,545	12,623
Change in weather hedge contracts	(1,087)	(3,424)
Changes in operating assets and liabilities:
Increase in receivables	(165,063)	(103,987)
Increase in inventories	(18,048)	(9,652)
Increase in other assets	(41,314)	(2,016)
Increase in accounts payable	16,434	5,538
Decrease in customer credit balances	(50,913)	(43,421)
Increase in other current and long-term liabilities	39,177	35,436
Net cash (used in) provided by operating activities	(105,441)	5,473
Cash flows provided by (used in) investing activities:
Capital expenditures	(7,128)	(7,232)
Proceeds from sales of fixed assets	530	143
Proceeds from sale of propane assets	—	6,093
Purchase of investments	(369)	(603)
Acquisitions	(6,536)	(38,363)
Net cash used in investing activities	(13,503)	(39,962)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	200,177	75,154
Revolving credit facility repayments	(23,072)	(40,154)
Term loan repayments	(11,365)	(6,500)
Distributions	(11,432)	(11,533)
Unit repurchases	(22,182)	(30,466)
Customer retainage payments	(267)	(29)
Payments of debt issue costs	—	(11)
Net cash provided by (used in) financing activities	131,859	(13,539)
Net (decrease) increase in cash, cash equivalents, and restricted cash	12,915	(48,028)
Cash, cash equivalents, and restricted cash at beginning of period	5,017	57,161
Cash, cash equivalents, and restricted cash at end of period	$17,932	$9,133

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

The Company is organized as follows:

•

Star is a limited partnership, which at March 31, 2022, had outstanding 36.9 million Common Units (NYSE: “SGU”), representing a 99.1% limited partner interest in Star, and 0.3 million general partner units, representing a 0.9% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).  Although Star is a partnership, it is taxed as a corporation and its distributions to unitholders are treated as taxable dividends.

•

Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast and Mid-Atlantic U.S. region retail distributor of home heating oil and propane that at March 31, 2022 served approximately 424,600 full service residential and commercial home heating oil and propane customers and 74,300 customers on a delivery only basis. We also sell gasoline and diesel fuel to approximately 27,800 customers. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including approximately 18,400 service contracts for natural gas and other heating systems.

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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Company’s business, the results of operations and cash flows for the six-month period ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2022, the $17.9 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $17.7 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2021, the $5.0 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $4.8 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

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

The Company entered into weather hedge contracts for fiscal year 2023.  Under these contracts, we are entitled to receive a payment if the total number of degree days within the hedge period is less than the prior ten year average. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year. The “Payment Thresholds,” or strikes, are set at various levels. The maximum that the Company can receive is $12.5 million per year. In addition, we are obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold.  For fiscal 2022 and 2021, we had weather hedge contracts with similar payment thresholds and terms.  The temperatures experienced during the six months ended March 31, 2022 and March 31, 2021 were warmer than the strikes in the weather hedge contracts. As a result at March 31, 2022 and March 31, 2021, the Company reduced delivery and branch expenses and recorded receivable under those contracts of $1.1 million and $3.4 million, respectively. The amounts were received in full in April 2022 and April 2021, respectively.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of March 31, 2022, we had $0.2 million and $16.4 million balances included in the captions “Accrued expenses and other current liabilities” and “Other long-term liabilities,” on our Condensed Consolidated Balance Sheet representing the remaining balance of the NETTI Fund withdrawal liability.  As of September 30, 2021, we had $0.2 million and $16.5 million balances reflected in these categories respectively. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of March 31, 2022 and September 30, 2021 was $23.5 million and $25.8 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Recently Adopted Accounting Pronouncements

The Company did not adopt new standards in the first six months of fiscal 2022 that have a material impact on its consolidated financial statements and related disclosures.

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

3) Revenue Recognition

The following disaggregates our revenue by major sources for the three and six months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Petroleum Products:
Home heating oil and propane	$593,475	$466,401	$899,198	$707,213
Other petroleum products	118,987	72,970	224,529	132,490
Total petroleum products	712,462	539,371	1,123,727	839,703
Installations and Services:
Equipment installations	26,965	22,865	60,034	52,925
Equipment maintenance service contracts	27,341	27,045	54,318	53,913
Billable call services	15,775	14,834	32,734	30,894
Total installations and services	70,081	64,744	147,086	137,732
Total Sales	$782,543	$604,115	$1,270,813	$977,435

Deferred Contract Costs

We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We defer these costs only when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate.  Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period of approximately five years.  Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively.  At March 31, 2022, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.5 million and $6.1 million, respectively.  At September 30, 2021, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.4 million and $5.7 million, respectively.  For each of the six months ended March 31, 2022 and 2021 we recognized expense of $2.0 million associated with the amortization of deferred contract costs within “Delivery and branch expenses” in the Condensed Consolidated Statement of Operations.

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts.  Contract liabilities are recognized straight-line over the service contract period, generally one year or less.  As of March 31, 2022 and September 30, 2021 the Company had contract liabilities of $98.0 million and $141.6 million, respectively.  During the six months ended March 31, 2022, the Company recognized $108.4 million of revenue that was included in the September 30, 2021 contract liability balance.  During the six months ended March 31, 2021 the Company recognized $107.2 million of revenue that was included in the September 30, 2020 contract liability balance.

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

Changes in the allowance for credit losses are as follows:

(in thousands)	Credit Loss Allowance
Balance at September 30, 2021	$4,779
Current period provision	2,167
Write-offs, net and other	(165)
Balance as of March 31, 2022	$6,781

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

Under the Company’s fifth amended and restated credit agreement dated December 4, 2019, in order to repurchase Common Units, we must maintain Availability (as defined in the fifth amended and restated credit agreement) of $60 million, 15.0% of the facility size of $400 million (assuming $100 million of the seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase.  The Company was in compliance with this covenant through March 31, 2022.

The following table shows repurchases under the Repurchase Plan:

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2021 total	21,979	$8.60	17,504	2,848

First quarter fiscal year 2022 total	1,104	$10.65	691	2,157	(b)

January 2022	264	$10.59	264	1,893
February 2022	330	$10.34	330	1,563
March 2022	398	$10.58	398	1,165
Second quarter fiscal year 2022 total	992	$10.50	992	1,165

April 2022	165	$11.10	165	1,000	(c)

(a)	Amount includes repurchase costs.
(b)

On December 30, 2021, the Company purchased 0.4 million Common Units in a private transaction for aggregate consideration of approximately $4.4 million.  The approved purchase was made outside of the Company’s unit repurchase plan.

(c)

Of the total available for repurchase, approximately 0.7 million units are available for repurchase in open market transactions and 0.3 million units are available for repurchase in privately-negotiated transactions, under the Repurchase Plan.

5) Captive Insurance Collateral

The Company considers all of its captive insurance collateral to be Level 1 available-for-sale investments. Investments at March 31, 2022 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$1,865	$—	$—	$1,865
U.S. Government Sponsored Agencies	48,473	5	(1,649)	46,829
Corporate Debt Securities	18,865	133	(181)	18,817
Total	$69,203	$138	$(1,830)	$67,511

Investments at September 30, 2021 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$515	$—	$—	$515
U.S. Government Sponsored Agencies	51,632	108	(53)	51,687
Corporate Debt Securities	16,302	918	(18)	17,202
Foreign Bonds and Notes	502	27	—	529
Total	$68,951	$1,053	$(71)	$69,933

Maturities of investments were as follows at March 31, 2022 (in thousands):

Net Carrying Amount
Due within one year	$1,865
Due after one year through five years	65,646
Due after five years through ten years	—
Total	$67,511

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

As of March 31, 2022, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 6.2 million gallons of swap contracts, 37.1 million gallons of call options, 2.2 million gallons of put options, and 15.5 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of March 31, 2022, held 2.9 million gallons of long future contracts and 17.1 million gallons of short future contracts that settle in future months.  To hedge its internal fuel usage and other activities for fiscal 2022, the Company held 1.0 million gallons of call options and swap contracts that settle in future months.

As of March 31, 2021, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 6.4 million gallons of swap contracts, 4.5 million gallons of call options, 2.8 million gallons of put options, and 54.4 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of March 31, 2021, held 3.8 million gallons of long future contracts and 25.5 million gallons of short future contracts that settle in future months. To hedge its internal fuel usage and other activities for fiscal 2021, the Company, as of March 31, 2021, held 0.5 million gallons of call options and swap contracts that settle in future months.

As of March 31, 2022, the Company has interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $56.5 million, or 57%, of its long term debt.  The Company has designated its interest rate swap agreements as cash flow hedging derivatives.  To the extent these derivative instruments are effective and the accounting standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) until the underlying hedged item is recognized in earnings.  As of March 31, 2022 the fair value of the swap contracts was $0.7 million. As of September 30, 2021, the notional value of the swap contracts was $59.0 million and the fair value of the swap contracts was $(1.6) million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Toronto-Dominion Bank and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At March 31, 2022, the aggregate cash posted as collateral in the normal course of business at counterparties was $7.7 million and recorded in “Prepaid expense and other current assets.” Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of March 31, 2022, no hedge positions or payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at March 31, 2022
Commodity contracts	Fair asset value of derivative instruments	$38,503	$—	$38,503
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	1,929	—	1,929
Commodity contract assets at March 31, 2022		$40,432	$—	$40,432
Liability Derivatives at March 31, 2022
Commodity contracts	Fair asset value of derivative instruments	$(726)	$—	$(726)
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	—	—	—
Commodity contract liabilities at March 31, 2022		$(726)	$—	$(726)
Asset Derivatives at September 30, 2021
Commodity contracts	Fair asset value of derivative instruments	$29,360	$—	$29,360
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	2,023	—	2,023
Commodity contract assets September 30, 2021		$31,383	$—	$31,383
Liability Derivatives at September 30, 2021
Commodity contracts	Fair asset value of derivative instruments	$(3,138)	$—	$(3,138)
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	(463)	—	(463)
Commodity contract liabilities September 30, 2021		$(3,601)	$—	$(3,601)

The Company’s commodity derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$38,503	$(726)	$37,777	$—	$—	$37,777
Long-term derivative assets included in deferred charges and other assets, net	1,929	—	1,929	—	—	1,929
Total at March 31, 2022	$40,432	$(726)	$39,706	$—	$—	$39,706
Fair asset value of derivative instruments	$29,360	$(3,138)	$26,222	$—	$—	$26,222
Long-term derivative assets included in deferred charges and other assets, net	2,023	(463)	1,560	—	—	1,560
Total at September 30, 2021	$31,383	$(3,601)	$27,782	$—	$—	$27,782

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
Commodity contracts	Cost of product (a)	$(8,545)	$(5,064)	$(18,520)	$6,514
Commodity contracts	Cost of installations and service (a)	$(1,355)	$(130)	$(1,482)	$(37)
Commodity contracts	Delivery and branch expenses (a)	$(2,968)	$(193)	$(3,252)	$8
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$(17,615)	$(8,224)	$(4,212)	$(25,619)

(a)	Represents realized closed positions and includes the cost of options as they expire.
(b)	Represents the change in value of unrealized open positions and expired options.

7) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	March 31, 2022	September 30, 2021
Product	$54,907	$37,890
Parts and equipment	24,791	23,293
Total inventory	$79,698	$61,183

8) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	March 31, 2022	September 30, 2021
Property and equipment	$245,518	$238,330
Less: accumulated depreciation	144,062	139,207
Property and equipment, net	$101,456	$99,123

9) Business Combinations and Divestitures

During fiscal year 2022 the Company has acquired four heating oil dealers for an aggregate purchase price of approximately $7.4 million; $6.5 million in cash and $0.9 million in deferred liabilities.  The gross purchase price was allocated $4.9 million to intangible assets, $3.2 million to fixed assets and reduced by $0.7 million in working capital credits.  The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition date, and are not material to the Company’s financial condition, results of operations, or cash flows.

During fiscal year 2021, the Company acquired two propane and two oil dealers for approximately $39.3 million; $38.4 million in cash and $0.9 million of deferred liabilities.  The gross purchase price was allocated $34.3 million to intangible assets, $5.8 million to fixed assets and reduced by $0.8 million in working capital credits. On October 27, 2020, the Company sold certain propane assets for cash proceeds of $6.1 million.

10) Goodwill and Intangible Assets, net

Goodwill

A summary of changes in Company’s goodwill is as follows (in thousands):

Balance as of September 30, 2021	$253,398
Fiscal year 2022 business combinations	1,444
Balance as of March 31, 2022	$254,842

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	March 31, 2022			September 30, 2021
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$406,614	$337,508	$69,106	$403,913	$329,406	$74,507
Trade names and other intangibles	41,300	20,805	20,495	40,548	19,581	20,967
Total	$447,914	$358,313	$89,601	$444,461	$348,987	$95,474

Amortization expense for intangible assets was $9.3 million for the six months ended March 31, 2022, compared to $9.1 million for the six months ended March 31, 2021.

11) Long-Term Debt and Bank Facility Borrowings

The Company’s debt is as follows (in thousands):

	March 31,		September 30,
	2022		2021
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$185,723	$185,723	$8,618	$8,618
Senior Secured Term Loan (b)	98,734	99,135	110,006	110,500
Total debt	$284,457	$284,858	$118,624	$119,118
Total short-term portion of debt	$198,723	$198,723	$26,239	$26,239
Total long-term portion of debt	$85,734	$86,135	$92,385	$92,879

(a)	The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)	Carrying amounts are net of unamortized debt issuance costs of $0.4 million as of March 31, 2022 and $0.5 million as of September 30, 2021.

On December 4, 2019, the Company refinanced its five-year term loan and the revolving credit facility with the execution of the fifth amended and restated revolving credit facility agreement with a bank syndicate comprised of eleven participants, which enables the Company to borrow up to $300 million ($450 million during the heating season of December through April of each year) on a revolving credit facility for working capital purposes (subject to certain borrowing base limitations and coverage ratios), provides for a $130 million five-year senior secured term loan (the “Term Loan”), allows for the issuance of up to $25 million in letters of credit, and has a maturity date of December 4, 2024. The agreement permits the Company to increase the borrowing limit up to $450 million upon request during the heating season.  During the quarter ended March 31, 2022, the Company increased the revolving credit facility by $100 million to a total of $400 million.

The Company can increase the revolving credit facility size by an additional $200 million without the consent of the bank group. However, the bank group is not obligated to fund the $200 million increase. If the bank group elects not to fund the increase, the Company can add additional lenders to the group, with the consent of the Agent (as defined in the credit agreement), which shall not be unreasonably withheld. Obligations under the fifth amended and restated credit facility are guaranteed by the Company and its subsidiaries and are secured by liens on substantially all of the Company’s assets, including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

All amounts outstanding under the fifth amended and restated revolving credit facility become due and payable on the facility termination date of December 4, 2024. The Term Loan is repayable in quarterly payments of $3.25 million, the first of which was made on April 1, 2020, plus an annual payment equal to 25% of the annual Excess Cash Flow as defined in the credit agreement (an amount not to exceed $12 million annually), less certain voluntary prepayments made during the year, with final payment at maturity.  In fiscal 2022 the Company repaid $4.9 million of additional loan repayments due to Excess Cash Flow related to fiscal 2021. In the first quarter of fiscal 2021 the banks waived the Excess Cash Flow requirement related to fiscal 2020.

The interest rate on the fifth amended and restated revolving credit facility and the Term Loan is based on a margin over LIBOR or a base rate. At March 31, 2022, the effective interest rate on the Term Loan was approximately 4.3% and the effective interest rate on revolving credit facility borrowings was approximately 2.3%. At September 30, 2021, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 4.3% and 2.5%, respectively.

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

At March 31, 2022, $99.1 million of the Term Loan was outstanding, $185.7 million amount was outstanding under the revolving credit facility, no hedge positions were secured under the credit agreement, and $5.1 million of letters of credit were issued and outstanding. At September 30, 2021, $110.5 million of the Term Loan was outstanding, $8.6 million was outstanding under the revolving credit facility, no hedge positions were secured under the credit agreement, and $3.1 million of letters of credit were issued and outstanding.

At March 31, 2022, availability was $146.7 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio. At September 30, 2021, availability was $171.5 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio.

12) Income Taxes

 The accompanying financial statements are reported on a fiscal year, however, the Company and its corporate subsidiaries file Federal and State income tax returns on a calendar year.

The current and deferred income tax expense for the three and six months ended March 31, 2022, and March 31, 2021 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2022	2021	2022	2021
Income before income taxes	$114,279	$117,316	$134,606	$170,004
Current income tax expense	27,671	23,130	34,193	34,357
Deferred income tax expense	5,229	9,022	4,545	12,623
Total income tax expense	$32,900	$32,152	$38,738	$46,980

At March 31, 2022, we did not have unrecognized income tax benefits.

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

13) Supplemental Disclosure of Cash Flow Information

	Six Months Ended
Cash paid during the period for:	March 31,
(in thousands)	2022	2021
Income taxes, net	$6,645	$4,606
Interest	$4,560	$4,756

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

15) Earnings Per Limited Partner Unit

The following table presents the net income allocation and per unit data:

	Three Months Ended		Six Months Ended
Basic and Diluted Earnings Per Limited Partner:	March 31,		March 31,
(in thousands, except per unit data)	2022	2021	2022	2021
Net income	$81,379	$85,164	$95,868	$123,024
Less General Partner’s interest in net income	697	681	819	977
Net income available to limited partners	80,682	84,483	95,049	122,047
Less dilutive impact of theoretical distribution of earnings *	14,707	15,457	16,599	21,798
Limited Partner’s interest in net income	$65,975	$69,026	$78,450	$100,249
Per unit data:
Basic and diluted net income available to limited partners	$2.14	$2.09	$2.49	$2.95
Less dilutive impact of theoretical distribution of earnings *	0.39	0.38	0.44	0.52
Limited Partner’s interest in net income	$1.75	$1.71	$2.05	$2.43
Weighted average number of Limited Partner units outstanding	37,634	40,382	38,218	41,324

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

16) Subsequent Events

Acquisition

In April 2022, the Company purchased the customer list and assets of a heating oil dealer for an aggregate amount of approximately $8.1 million; $6.5 million in cash and $1.6 million of deferred liabilities. The purchase price was allocated $5.6 million to intangible assets, $2.4 million to fixed assets and $0.1 million to working capital.

Quarterly Distribution Declared

In April 2022, we declared a quarterly distribution of $0.1525 per unit, or $0.61 per unit on an annualized basis, on all Common Units with respect to the second quarter of fiscal 2022, paid on May 3, 2022, to holders of record on April 25, 2022. The amount of distributions in excess of the minimum quarterly distribution of $0.0675 are distributed in accordance with our Partnership Agreement, subject to the management incentive compensation plan. As a result, $5.6 million was paid to the Common Unit holders, $0.3 million to the General Partner unit holders (including $0.3 million of incentive distribution as provided in our Partnership Agreement) and $0.3 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Units Repurchased and Retired

In April 2022, in accordance with the Repurchase Plan, the Company repurchased and retired 0.2 million Common Units at an average price paid of $11.10 per unit.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the severity and duration of the novel coronavirus, or COVID-19, pandemic, the pandemic’s impact on the U.S. and global economies, the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic, the impact of geopolitical events, such as the crisis in the Ukraine, on wholesale product cost volatility, the effect of weather conditions on our financial performance, the price and supply of the products that we sell, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including climate change, environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, cyber-attacks, inflation, global supply chain issues, labor shortages, general economic conditions and new technology. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct, and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Fiscal 2021 Form 10-K under Part I Item 1A “Risk Factors.”  Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report and in our Fiscal 2021 Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

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

To date, we have not experienced any supply chain issues impacting our ability to deliver petroleum products to our customers. However, we have experienced and may continue to see disruptions in the procurement of service and installation materials as well as the delivery of certain trucks and service vehicles.  Since March 2020, we have implemented various measures in response to the COVID-19 pandemic, such as a majority of our office personnel working remotely.  While these measures have not significantly impacted our ability to serve our customers to date, these measures may become strained or result in service delays.

As a result of the COVID-19 pandemic, and in order to protect the safety and health of our workforce and our customers, we have expanded certain employee benefit programs and have incurred additional operating costs such as sanitizing our facilities, providing personal protective equipment for our employees and providing IT infrastructure to allow many office, clerical, sales and customer service employees to work from home. During fiscal 2021, the annual cost of these undertakings was approximately $2.0 million.

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

As of March 31, 2022, we had accounts receivable of $262.7 million, of which $198.8 million was due from residential customers and $63.9 million due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If past due balances that do not meet the eligibility tests as found in our fifth amended and restated credit agreement increase from historic levels, our future ability to borrow would be reduced.

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

Recent Product Price Volatility and Increase

During the second quarter of fiscal 2022, the wholesale price of home heating oil was extremely volatile and we experienced a significant increase in the cost of our product.  We believe these circumstances are attributable to certain geopolitical forces, particularly the crisis in the Ukraine.  The cost of home heating oil, as measured by the New York Mercantile Exchange (“NYMEX”), increased from $2.36 per gallon on January 1, 2022, peaked at $4.44 on March 8, 2022 and closed at $3.69 on March 31, 2022.  From time-to-time, the Company (as well as our competition) paid a premium over the NYMEX-published price for product purchased to ensure prompt delivery. The significant increase in product costs resulted in higher operating expenses for the quarter, such as credit card fees, bad debt expense, and vehicle fuels, and also led to higher premiums and cash requirements for certain of our hedging instruments. Our seasonal working capital needs increased to fund these higher product costs and the cash required to finance our operating activities increased over $100 million. Further, our credit availability (as defined in our Credit Agreement) was reduced as the Company used a portion of its cash flow to finance these higher working capital needs and to satisfy margin requirements on our hedged inventory positions.  The Company accessed $100 million of its seasonal working capital line which increased the revolving credit facility to a total of $400 million as of March 31, 2022 to finance its additional working capital needs, which resulted in an increase in interest expense. The Company believes that it may experience a slowing of collection of our accounts receivable over the next few months as our customers respond to higher product prices.

Since the end of the second fiscal quarter we have paid up to $5.69 per gallon for home heating oil inclusive of a premium over the published NYMEX index charged by our suppliers for prompt deliveries.  We cannot predict if the cost of our product will remain at these high levels nor can we predict the impact on future profit margins and customer attrition.

Liquid Product Price Volatility

Volatility, which is reflected in the wholesale price of liquid products, including home heating oil, propane and motor fuels, has a larger impact on our business when prices rise. Consumers are price sensitive to heating cost increases, which can lead to increased gross customer losses. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces, and, most recently, the crisis in the Ukraine, and is closely linked to the price of diesel fuel. The volatility in the wholesale cost of diesel fuel as measured by the NYMEX, for the fiscal years ending September 30, 2018, through 2022, on a quarterly basis, is illustrated in the following chart (price per gallon):

	Fiscal 2022 (a)		Fiscal 2021		Fiscal 2020		Fiscal 2019		Fiscal 2018
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$2.06	$2.59	$1.08	$1.51	$1.86	$2.05	$1.66	$2.44	$1.74	$2.08
March 31	2.36	4.44	1.46	1.97	0.95	2.06	1.70	2.04	1.84	2.14
June 30	—	—	1.77	2.16	0.61	1.22	1.78	2.12	1.96	2.29
September 30	—	—	1.91	2.34	1.08	1.28	1.75	2.08	2.05	2.35

(a)	On April 29, 2022, the NYMEX ultra low sulfur diesel contract closed at $4.78 per gallon or $2.06 per gallon higher than the average of $2.72 through the first six months of Fiscal 2022.

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

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2022	$32,861	$29,972
2023	28,716	21,049
2024	23,788	20,340
2025	18,996	19,195
2026	15,009	18,371
2027	13,445	16,920

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

Under these contracts, we are entitled to a payment if the total number of degree days within the hedge period is less than the applicable “Payment Thresholds,” or strikes. For fiscal 2021 and 2022, we entered into weather hedging contracts under which we are entitled to a payment capped at $12.5 million if degree days are less than the Payment Threshold and we are obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year.  For the six months ended March 31, 2022 and March 31, 2021 we recorded a $1.1 million benefit and a $3.4 million benefit, respectively. For fiscal 2023, the Company has entered into weather hedging contracts with similar arrangements.

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

At March 31, 2022, we had 48.6 million gallons of home heating oil hedged for our ceiling customers and 4.7 million gallons for our fixed priced customers.  Over 92% of the hedges for our ceiling customers were at their strike price (ceiling), which reduces the potential for per gallon margin expansion for these customers unless the price for home heating oil declines.

Derivatives

FASB ASC 815-10-05 Derivatives and Hedging requires that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent our interest rate derivative instruments designated as cash flow hedges are effective, as defined under this guidance, changes in fair value are recognized in other comprehensive income (loss) until the forecasted hedged item is recognized in earnings. We have elected not to designate our commodity derivative instruments as hedging instruments under this guidance and, as a result, the changes in fair value of the derivative instruments are recognized in our statement of operations. Therefore, we experience volatility in earnings as outstanding derivative instruments are marked to market and non-cash gains and losses are recorded prior to the sale of the commodity to the customer. The volatility in any given period related to unrealized non-cash gains or losses on derivative instruments can be significant to our overall results. However, we ultimately expect those gains and losses to be offset by the cost of product when purchased.

Customer Attrition

We measure net customer attrition on an ongoing basis for our full service residential and commercial home heating oil and propane customers. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customers that are obtained through marketing efforts or lost at newly acquired businesses are included in these calculations. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis. Gross customer losses are the result of a number of factors, including price competition, move-outs, credit losses, conversions to natural gas and service disruptions. When a customer moves out of an existing home, we count the “move out” as a loss, and if we are successful in signing up the new homeowner, the “move in” is treated as a gain. The impact of increased product costs due to certain geopolitical events could increase future attrition due to higher losses from credit related issues.

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2022			2021			2020
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	19,800	18,500	1,300	19,100	19,900	(800)	23,900	23,100	800
Second Quarter	12,700	17,300	(4,600)	12,600	17,800	(5,200)	12,600	18,200	(5,600)
Third Quarter	—	—	—	6,700	12,300	(5,600)	8,000	13,600	(5,600)
Fourth Quarter	—	—	—	9,500	14,900	(5,400)	10,700	15,800	(5,100)
Total	32,500	35,800	(3,300)	47,900	64,900	(17,000)	55,200	70,700	(15,500)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2022			2021			2020
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	4.7%	4.4%	0.3%	4.4%	4.6%	(0.2%)	5.3%	5.1%	0.2%
Second Quarter	3.0%	4.1%	(1.1%)	2.9%	4.1%	(1.2%)	2.8%	4.0%	(1.2%)
Third Quarter	—	—	—	1.3%	2.6%	(1.3%)	1.8%	3.0%	(1.2%)
Fourth Quarter	—	—	—	2.1%	3.3%	(1.2%)	2.3%	3.5%	(1.2%)
Total	7.7%	8.5%	(0.8%)	10.7%	14.6%	(3.9%)	12.2%	15.6%	(3.4%)

For the six months ended March 31, 2022, the Company lost 3,300 accounts (net), or 0.8% of its home heating oil and propane customer base, compared to 6,000 accounts lost (net), or 1.4% of its home heating oil and propane customer base, during the six months ended March 31, 2021. Gross customer gains were 800 more than the prior year’s comparable period, and gross customer losses were 1,900 accounts less primarily due to reduced turnover of newer accounts.

During the six months ended March 31, 2022, we estimate that we lost 0.8% of our home heating oil and propane accounts to natural gas conversions versus 0.7% for the six months ended March 31, 2021 and 0.7% for the six months ended March 31, 2020.  Losses to natural gas in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates.

Acquisitions

The timing of acquisitions and the types of products sold by acquired companies impact year-over-year comparisons.  During fiscal year 2022 through March 31, 2022 the Company acquired four heating oil dealers, and in April 2022 acquired a heating oil dealer.  During fiscal 2021 the Company acquired two propane and three heating oil dealers.  The following tables detail the Company’s acquisition activity and the associated volume sold during the 12-month period prior to the date of acquisition.

(in thousands of gallons)
Fiscal 2022 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Other Petroleum Products	Total
1	October	437	48	485
2	December	741	—	741
3	December	1,768	—	1,768
4	March	1,225	446	1,671
5	April	3,678	166	3,844
		7,849	660	8,509

(in thousands of gallons)
Fiscal 2021 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Other Petroleum Products	Total
1	December	5,452	—	5,452
2	December	1,318	—	1,318
3	February	305	—	305
4	March	1,163	—	1,163
5	April	4,509	166	4,675
		12,747	166	12,913

Protected Price Account Renewals

A substantial majority of the Company’s price-protected customers have agreements with us that are subject to annual renewal in the period between April and November of each fiscal year. If a significant number of these customers elect not to renew their price-protected agreements with us and do not continue as our customers under a variable price-plan, the Company’s near term profitability, liquidity and cash flow will be adversely impacted.  As of April 29, 2022, the wholesale cost of home heating oil as measured by the NYMEX was $4.78 per gallon, approximately $2.86 per gallon higher than at April 30, 2021.  Based on these recent prices, our price-protected customers will be offered renewal contracts at significantly higher prices than last year which, may adversely impact the acceptance rate of these renewals.

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

Three Months Ended March 31, 2022

Compared to the Three Months Ended March 31, 2021

Volume

For the three months ended March 31, 2022, retail volume of home heating oil and propane sold decreased by 8.7 million gallons, or 5.5%, to 148.9 million gallons, compared to 157.6 million gallons for the three months ended March 31, 2021. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended March 31, 2022 were 3.0% colder than the three months ended March 31, 2021. Temperatures during the three months ended March 31, 2022 were 3.7% warmer than normal, as reported by NOAA. For the twelve months ended March 31, 2022, net customer attrition for the base business was 3.4%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.”  An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended March 31, 2021	157.6
Net customer attrition	(6.8)
Impact of colder temperatures	4.4
Acquisitions	3.1
Other (a)	(9.4)
Change	(8.7)
Volume - Three months ended March 31, 2022	148.9
(a)

The volume delivered during the three months ended March 31, 2022 was impacted by approximately 3.5 million gallons pulled into the first quarter of fiscal 2022, as more deliveries than usual were made in the prior quarter in anticipation of potential labor shortages due to a surge of the Omicron variant of COVID-19.

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three Months Ended
Customers	March 31, 2022	March 31, 2021
Residential Variable	44.9%	44.0%
Residential Price-Protected (Ceiling and Fixed Price)	42.7%	44.1%
Commercial/Industrial	12.4%	11.9%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold increased by 0.6 million gallons, or 1.6%, to 36.3 million gallons for the three months ended March 31, 2022, compared to 35.7 million gallons for the three months ended March 31, 2021, as certain sectors rebounded from COVID-19’s impact on economic activity.

Product Sales

For the three months ended March 31, 2022, product sales increased by $173.1 million, or 32.1%, to $712.5 million, compared to $539.4 million for the three months ended March 31, 2021, as an increase in selling prices more than offset a decline in total volume sold.  The increase in selling prices was largely attributable to an increase in wholesale product cost of $1.0361 per gallon, or 63.9%.

Installations and Service

For the three months ended March 31, 2022, installation and service revenue increased by $5.4 million, or 8.2%, to $70.1 million, compared to $64.7 million for the three months ended March 31, 2021 as economic activity increased as many COVID-19 restrictions were removed.

Cost of Product

For the three months ended March 31, 2022, cost of product increased $178.7 million, or 57.0%, to $492.3 million, compared to $313.6 million for the three months ended March 31, 2021 as the impact of a $1.0361 per gallon, or 63.9%, increase in wholesale product cost more than offset a decrease in total volume sold.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended March 31, 2022 increased by $0.0319 per gallon, or 2.3%, to $1.4042 per gallon, from $1.3723 per gallon during the three months ended March 31, 2021.  Going forward, we cannot assume that per gallon margins realized during the three months ended March 31, 2022 are sustainable especially with the recent increases in heating oil and propane costs. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	March 31, 2022		March 31, 2021
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	148.9		157.6
Sales	$593.5	$3.9853	$466.4	$2.9603
Cost	$384.4	$2.5811	$250.2	$1.5880
Gross Profit	$209.1	$1.4042	$216.2	$1.3723

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	36.3		35.7
Sales	$119.0	$3.2806	$73.0	$2.0438
Cost	$108.0	$2.9768	$63.4	$1.7744
Gross Profit	$11.0	$0.3038	$9.6	$0.2694

Total Product	Amount (in millions)	Amount (in millions)
Sales	$712.5	$539.4
Cost	$492.4	$313.6
Gross Profit	$220.1	$225.8

For the three months ended March 31, 2022, total product gross profit was $220.1 million, which was $5.7 million, or 2.5%, lower than the three months ended March 31, 2021, due to a decrease in home heating oil and propane volume ($11.9 million) that was partially offset by an increase in home heating oil and propane margins ($4.8 million) and an increase in gross profit from other petroleum products ($1.4 million).

Cost of Installations and Service

Total installation costs for the three months ended March 31, 2022 increased by $3.3 million or 17.3%, to $22.6 million, compared to $19.3 million of installation costs for the three months ended March 31, 2021, primarily due to increased installation revenues. Installation costs as a percentage of installation sales were 83.7% for the three months ended March 31, 2022 and 84.2% for the three months ended March 31, 2021. A return to a normal level of installation sales, as many COVID-19 restrictions were removed, drove the increase in installation activity. Gross profit from installations increased by $0.8 million.

Service expense increased by $2.5 million, or 5.4%, to $47.6 million for the three months ended March 31, 2022, representing 110.3% of service sales, versus $45.1 million, or 107.7% of service sales, for the three months ended March 31, 2021. Service expense rose as the Company resumed normal service work and activity that was curtailed during the second quarter of fiscal 2021 due to COVID-19.  A large proportion of our service expenses are incurred under fixed-fee prepaid service contract arrangements, therefore trends in service expenses may not directly correlate to trends in the related revenues.  Gross loss from service increased $1.2 million.

We realized a combined gross loss from service and installation of $0.1 million for the three months ended March 31, 2022 compared to a gross profit of $0.4 million for the three months ended March 31, 2021, a $0.5 million decrease.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended March 31, 2022, the change in the fair value of derivative instruments resulted in a $17.6 million credit due to an increase in the market value for unexpired hedges (a $24.5 million credit), partially offset by a $6.9 million charge due to the expiration of certain hedged positions.

During the three months ended March 31, 2021, the change in the fair value of derivative instruments resulted in an $8.2 million credit due to an increase in the market value for unexpired hedges (a $9.4 million credit), partially offset by a $1.2 million charge due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the three months ended March 31, 2022, delivery and branch expense increased $6.6 million, or 6.5%, to $107.5 million, compared to $100.9 million for the three months ended March 31, 2021, reflecting a $0.6 million increase in the charge recorded from the Company’s weather hedge as compared to the three months ended March 31, 2021, additional costs from acquisitions of $1.4 million and a $4.6 million, or 4.6%, increase in expense within the base business. In the base business, the 27.7% increase in sales that was driven by higher product cost resulted in an increase in bad debts and credit card fees of $2.7 million. The remaining expenses in the base business increased by $1.9 million, or 1.9% due to expected wage, benefit and other increases. As of the three months ended March 31, 2022 we recorded a charge of $1.1 million under our weather hedge program that increased delivery and branch expenses, versus a charge of $0.5 million as of the three months ended March 31, 2021.

Depreciation and Amortization Expenses

For the three months ended March 31, 2022, depreciation and amortization expenses decreased $0.2 million, or 2.3% to $8.1 million, compared to $8.3 million for the three months ended March 31, 2021 primarily due to lower amortization expense related to intangible assets that fully amortized in the prior fiscal year.

General and Administrative Expenses

For the three months ended March 31, 2022, general and administrative expenses decreased by $0.4 million or 6.6%, to $5.9 million, from $6.3 million for the three months ended March 31, 2021, due to a $0.5 million decrease in profit sharing expense that was partially offset by $0.1 million of other net increases.  The Company accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees. This amount is payable when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool adjusts accordingly based on Adjusted EBITDA levels achieved.

Finance Charge Income

For the three months ended March 31, 2022, finance charge income increased to $1.0 million from $0.8 million for the three months ended March 31, 2021, primarily due to slightly higher customer late payment charges.

Interest Expense, Net

For the three months ended March 31, 2022, net interest expense increased by $0.6 million, or 27.8%, to $2.7 million compared to $2.1 million for the three months ended March 31, 2021. The year-over-year change was driven by an increase in average borrowings of $101.7 million from $182.1 million for the three months ended March 31, 2021 to $283.8 million for the three months ended March 31, 2022, that was partially offset by a decrease in the weighted average interest rate from 3.4% for the three months ended March 31, 2021 to 2.9% for the three months ended March 31, 2022. The increase in average borrowings was largely due to an increase in higher accounts receivable outstanding and higher average inventory balances due to the increase in cost of product. To hedge against rising interest rates, the Company utilizes interest rate swaps.  At March 31, 2022, $56.5 million, or 57%, of Star’s long term debt, was fixed.

Amortization of Debt Issuance Costs

For the three months ended March 31, 2022, amortization of debt issuance cost was $0.2 million, essentially unchanged from the three months ended March 31, 2021.

Income Tax Expense

For the three months ended March 31, 2022, the Company’s income tax expense increased by $0.7 million to $32.9 million, from $32.2 million for the three months ended March 31, 2021, primarily due to certain non-recurring state tax benefits recorded for the three months ended March 31, 2021.

Net Income

For the three months ended March 31, 2022, Star’s net income decreased $3.8 million, to $81.4 million compared to the three months ended March 31, 2021, primarily due to a decrease in Adjusted EBITDA of $12.0 million and a $0.7 million increase in a Company’s income tax expense, that was partially offset by a favorable change in the fair value of derivative instruments of $9.4 million.

Adjusted EBITDA

For the three months ended March 31, 2022, Adjusted EBITDA decreased by $12.0 million, to $107.7 million, compared to the three months ended March 31, 2021, as the impact of a decline in home heating oil and propane volume of 8.7 million gallons and an increase in operating expenses more than offset an increase in home heating oil and propane per gallon margins of $0.0319, or 2.3%. While temperatures for the three months ended March 31, 2022 were 3.0% colder than the three months ended March 31, 2021, temperatures for the three months ended March 31, 2022 were 3.7% warmer than normal, as reported by NOAA. The volume delivered during the three months ended March 31, 2022 was reduced by approximately 3.5 million gallons, or 2.2%, as certain deliveries were made in the quarter ended December 31, 2021 in anticipation of potential labor shortages due to a surge of the Omicron variant of COVID-19. Operating expenses rose by $6.2 million, or 5.8%, due to the additional costs associated with acquisitions ($1.4 million) and an increase in operating expenses associated with the base business ($4.2 million) that were impacted in part by higher product costs that lead to higher credit card fees and bad debt expense totaling $2.7 million and a $0.6 million increase in the charge recorded from the Company’s weather hedge as compared to the three months ended March 31, 2021. The remaining expenses in the base business increased by $1.5 million, or 1.4% due to expected wage, benefit and other increases. For the three months ended March 31, 2022 we recorded charge of $1.1 million under our weather hedge program that increased delivery and branch expenses, versus a charge of $0.5 million for the three months ended March 31, 2021.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provide additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$81,379	$85,164
Plus:
Income tax expense	32,900	32,152
Amortization of debt issuance costs	237	243
Interest expense, net	2,729	2,136
Depreciation and amortization	8,081	8,268
EBITDA (a)	125,326	127,963
(Increase) / decrease in the fair value of derivative instruments	(17,615)	(8,224)
Adjusted EBITDA (a)	107,711	119,739
Add / (subtract)
Income tax expense	(32,900)	(32,152)
Interest expense, net	(2,729)	(2,136)
Provision for losses on accounts receivable	2,455	732
Increase in accounts receivables	(86,269)	(40,998)
Increase in inventories	(1,660)	(2,475)
Decrease in customer credit balances	(36,409)	(34,434)
Change in deferred taxes	5,229	9,022
Change in other operating assets and liabilities	4,996	15,176
Net cash (used in) provided by operating activities	$(39,576)	$32,474
Net cash used in investing activities	$(6,469)	$(4,059)
Net cash provided by (used in) financing activities	$42,488	$(38,379)

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

Six Months Ended March 31, 2022

Compared to the Six Months Ended March 31, 2021

Volume

For the six months ended March 31, 2022, retail volume of home heating oil and propane sold decreased by 11.2 million gallons, or 4.5%, to 235.9 million gallons, compared to 247.1 million gallons for the six months ended March 31, 2021. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the six months ended March 31, 2022 were 0.5% warmer than the six months ended March 31, 2021. Temperatures during the six months ended March 31, 2022 were 9.6% warmer than normal, as reported by NOAA. For the twelve months ended March 31, 2022, net customer attrition for the base business was 3.4%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.”  An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Six months ended March 31, 2021	247.1
Net customer attrition	(10.7)
Impact of warmer temperatures	(1.0)
Acquisitions	6.4
Sale of certain propane assets	(0.2)
Other	(5.7)
Change	(11.2)
Volume - Six months ended March 31, 2022	235.9

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the six months ended March 31, 2022, compared to the six months ended March 31, 2021:

	Six Months Ended
Customers	March 31, 2022	March 31, 2021
Residential Variable	44.7%	43.5%
Residential Price-Protected (Ceiling and Fixed Price)	42.7%	44.6%
Commercial/Industrial	12.6%	11.9%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold increased by 2.2 million gallons, or 3.0%, to 75.6 million gallons for the six months ended March 31, 2022, compared to 73.4 million gallons for the six months ended March 31, 2021, as certain sectors rebounded from the impact of COVID-19’s impact on economic activity.

Product Sales

For the six months ended March 31, 2022, product sales increased by $0.3 billion, or 33.8%, to $1.1 billion, compared to $0.8 billion for the six months ended March 31, 2021, as an increase in selling prices more than offset a decline in total volume sold.  The increase in selling prices was largely attributable to an increase in wholesale product cost of $0.9461 per gallon, or 62.4%.

Installations and Service

For the six months ended March 31, 2022, installation and service revenue increased by $9.4 million, or 6.8%, to $147.1 million, compared to $137.7 million for the six months ended March 31, 2021 as economic activity increased as many COVID-19 restrictions were removed. During the six months ended March 31, 2021, we ceased making non-emergency service calls, and we believe that some customers deferred the installation of new equipment.

Cost of Product

For the six months ended March 31, 2022, cost of product increased $281.2 million, or 57.9%, to $766.9 million, compared to $485.7 million for the six months ended March 31, 2021 as the impact of a $0.9461 per gallon, or 62.4%, increase in wholesale product cost more than offset a decrease in total volume sold.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the six months ended March 31, 2022 increased by $0.0662 per gallon, to $1.4191 per gallon, or 4.9%, from $1.3529 per gallon during the six months ended March 31, 2021. Going forward, we cannot assume that per gallon margins realized during the six months ended March 31, 2022 are sustainable especially with the recent increases in heating oil and propane costs. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Six Months Ended
	March 31, 2022		March 31, 2021
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	235.9		247.1
Sales	$899.2	$3.8114	$707.2	$2.8623
Cost	$564.4	$2.3923	$372.9	$1.5094
Gross Profit	$334.8	$1.4191	$334.3	$1.3529

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	75.6		73.4
Sales	$224.5	$2.9693	$132.5	$1.8054
Cost	$202.5	$2.6785	$112.8	$1.5365
Gross Profit	$22.0	$0.2908	$19.7	$0.2689

Total Product	Amount (in millions)	Amount (in millions)
Sales	$1,123.7	$839.7
Cost	$766.9	$485.7
Gross Profit	$356.8	$354.0

For the six months ended March 31, 2022, total product gross profit was $356.8 million, which was $2.8 million, or 0.8%, higher than the six months ended March 31, 2021, as a decrease in home heating oil and propane volume ($15.1 million) was more than offset by the impact of an increase in home heating oil and propane margins ($15.6 million) and an increase in gross profit from other petroleum products ($2.3 million).

Cost of Installations and Service

Total installation costs for the six months ended March 31, 2022 increased by $6.5 million or 15.3%, to $49.3 million, compared to $42.8 million of installation costs for the six months ended March 31, 2021, primarily due to increased installation revenues. Installation costs as a percentage of installation sales were 82.2% for the six months ended March 31, 2022 and 80.9% for the six months ended March 31, 2021. A return to a normal level of installation sales, as many COVID-19 restrictions were removed, drove the increase in installation activity. Gross profit from installations increased by $0.6 million.

Service expense increased by $3.9 million, or 4.4%, to $94.8 million for the six months ended March 31, 2022, representing 108.9% of service sales, versus $90.9 million, or 107.2% of service sales, for the six months ended March 31, 2021. Service expense rose as the Company resumed normal service work and activity that was curtailed during the first six months of fiscal 2021 due to COVID-19.  A large proportion of our service expenses are incurred under fixed-fee prepaid service contract arrangements, therefore trends in service expenses may not directly correlate to trends in the related revenues.  Gross loss from service increased $1.7 million.

We realized a combined gross profit from service and installation of $2.9 million for the six months ended March 31, 2022 compared to a gross profit of $4.1 million for the six months ended March 31, 2021, a $1.2 million decrease.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the six months ended March 31, 2022, the change in the fair value of derivative instruments resulted in a $4.2 million credit due to an increase in the market value for unexpired hedges (a $24.7 million credit), partially offset by a $20.5 million charge due to the expiration of certain hedged positions.

During the six months ended March 31, 2021, the change in the fair value of derivative instruments resulted in a $25.6 million credit consisting of a $13.6 million credit due to an increase in the market value for unexpired hedges and a $12.0 million credit due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the six months ended March 31, 2022, delivery and branch expense increased $14.9 million, or 8.2%, to $196.5 million, compared to $181.6 million for the six months ended March 31, 2021, reflecting a $2.3 million lower benefit recorded from the Company’s weather hedge, additional costs from acquisitions of $3.0 million and a $9.6 million, or 5.3%, increase in expense within the base business. In the base business, the 27.8% increase in sales that was driven by higher product cost resulted in an increase in bad debts and credit card fees of $3.5 million. The remaining expenses in the base business increased by $6.1 million, or 3.4% due to expected wage, benefit and other increases. As of March 31, 2022 we recorded a benefit of $1.1 million under our weather hedge program that reduced delivery and branch expenses, versus a benefit of $3.4 million as of March 31, 2021 due to warmer temperatures during the weather hedge period of November 1st through March 31st.

Depreciation and Amortization Expenses

For the six months ended March 31, 2022, depreciation and amortization expenses increased $0.3 million, or 1.9% to $16.5 million, compared to $16.2 million for the six months ended March 31, 2021 primarily due to acquisitions.

General and Administrative Expenses

For the six months ended March 31, 2022, general and administrative expenses were $12.6 million, essentially unchanged from the six months ended March 31, 2021, as $0.4 million increase in salaries and benefits was offset by a $0.3 million decrease in profit sharing expense and $0.1 million of other net decreases.  The Company accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees. This amount is payable when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool adjusts accordingly based on Adjusted EBITDA levels achieved.

Finance Charge Income

For the six months ended March 31, 2022, finance charge income increased to $1.5 million from $1.2 million for the six months ended March 31, 2021, primarily due to slightly higher customer late payment charges.

Interest Expense, Net

For the six months ended March 31, 2022, net interest expense increased by $0.8 million, or 20.1%, to $4.8 million compared to $4.0 million for the six months ended March 31, 2021.  The year-over-year change was driven by an increase in average borrowings of $63.4 million from $156.2 million for the six months ended March 31, 2021 to $219.6 million for the six months ended March 31, 2022, that was partially offset by a decrease in the weighted average interest rate from 3.8% for the six months ended March 31, 2021 to 3.2% for the six months ended March 31, 2022. The increase in average borrowings was largely due to an increase in higher accounts receivable outstanding and higher average inventory balances due to the increase in cost of product. To hedge against rising interest rates, the Company utilizes interest rate swaps.  At March 31, 2022, $56.5 million, or 57%, of Star’s long term debt, was fixed.

Amortization of Debt Issuance Costs

For the six months ended March 31, 2022, amortization of debt issuance cost was $0.5 million, essentially unchanged from the six months ended March 31, 2021.

Income Tax Expense

For the six months ended March 31, 2022, the Company’s income tax expense decreased by $8.3 million to $38.7 million, from $47.0 million for the six months ended March 31, 2021, due primarily to a decrease in income before income taxes of $35.4 million primarily reflecting an unfavorable change in the fair value of derivative instruments of $21.4 million.

Net Income

For the six months ended March 31, 2022, Star’s net income decreased $27.2 million, to $95.9 million compared to the six months ended March 31, 2021, primarily due to an unfavorable change in the fair value of derivative instruments of $21.4 million and a decrease in Adjusted EBITDA of $12.9 million, that was partially offset by a decrease in the Company’s income tax expense of $8.3 million.

Adjusted EBITDA

For the six months ended March 31, 2022, Adjusted EBITDA decreased by $12.9 million, to $152.2 million, compared to the six months ended March 31, 2021, as the impact of a decline in home heating oil and propane volume of 11.2 million gallons and an increase in operating expenses more than offset an increase in home heating oil and propane per gallon margins of $0.0662, or 4.9%. While temperatures for the six months ended March 31, 2022 were 0.5% warmer than the six months ended March 31, 2021, temperatures for the six months ended March 31, 2022 were 9.6% warmer than normal, as reported by NOAA. Operating expenses rose by $14.9 million, due to the additional costs associated with acquisitions ($3.0 million), $2.3 million reduction in the weather insurance benefit and an increase in operating expenses associated with the base business ($9.6 million). In the base business higher product costs lead to higher credit card fees and bad debt expense totaling $3.5 million. The remaining expenses in the base business increased by $6.1 million, or 3.4% due to expected wage, benefit and other increases. As of March 31, 2022 we recorded a benefit of $1.1 million under our weather hedge program that reduced delivery and branch expenses, versus a benefit of $3.4 million as of March 31, 2021 due to warmer temperatures during the weather hedge period of November 1st through March 31st.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provide additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Six Months Ended March 31,
(in thousands)	2022	2021
Net income	$95,868	$123,024
Plus:
Income tax expense	38,738	46,980
Amortization of debt issuance costs	476	490
Interest expense, net	4,787	3,987
Depreciation and amortization	16,529	16,225
EBITDA (a)	156,398	190,706
(Increase) / decrease in the fair value of derivative instruments	(4,212)	(25,619)
Adjusted EBITDA (a)	152,186	165,087
Add / (subtract)
Income tax expense	(38,738)	(46,980)
Interest expense, net	(4,787)	(3,987)
Provision for losses on accounts receivable	2,167	256
Increase in accounts receivables	(165,063)	(103,987)
Increase in inventories	(18,048)	(9,652)
Decrease in customer credit balances	(50,913)	(43,421)
Change in deferred taxes	4,545	12,623
Change in other operating assets and liabilities	13,210	35,534
Net cash (used in) provided by operating activities	$(105,441)	$5,473
Net cash used in investing activities	$(13,503)	$(39,962)
Net cash provided by (used in) financing activities	$131,859	$(13,539)

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

During the six months ended March 31, 2022, cash used in operating activities increased $110.9 million to $105.4 million, compared to $5.5 million provided by operating activities during the six months ended March 31, 2021.  Higher per gallon product costs drove an increase in receivables on a comparable basis (including accounts receivable, customer credit balance accounts and hedging settlement receivables) of $87.0 million.  While accounts receivable were higher by $75.3 million, or 40%, at March 31, 2022 than March 31, 2021, day’s sales outstanding increased less than one full day to 26.0 days at March 31, 2022 compared to 25.2 days at March 31, 2021.  The higher product cost also drove an $8.4 million increase in cash required to purchase liquid product inventory and contributed to a $12.2 million increase in net cash paid for certain hedge positions.  We also paid $3.9 million more in payroll taxes in the first fiscal quarter of 2022 versus the first fiscal quarter of 2021 as the result of deferring payment of certain payroll tax withholdings in first quarter of fiscal 2021 to the first fiscal quarter of fiscal 2023, had a $9.3 million reduction in cash flows from operations and $1.0 million of other net changes in working capital.  These cash flow changes were partially offset by a $10.9 million favorable change in accounts payable due to the pricing and timing of inventory purchases.

Investing Activities

During the six months ended March 31, 2022, the Company acquired four heating oil dealers for an aggregate price of approximately $7.4 million; $6.5 million in cash and $0.9 million in deferred liabilities.  The gross purchase price was allocated $4.9 million to intangible assets, $3.2 million to fixed assets and reduced by $0.7 million in working capital credits.

Our capital expenditures for the six months ended March 31, 2022 totaled $7.1 million, as we invested in computer hardware and software ($0.7 million), refurbished certain physical plants ($1.5 million), expanded our propane operations ($2.4 million) and made additions to our fleet and other equipment ($2.5 million).

During the six months ended March 31, 2022, $0.4 million of earnings were reinvested into the irrevocable trust. The cash deposited into the trust is shown on our balance sheet as captive insurance collateral and, correspondingly, reduced cash on our balance sheet. We believe that investments into the irrevocable trust lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

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

Financing Activities

During the six months ended March 31, 2022, we repaid $11.4 million of our term loan, borrowed $200.2 million under our revolving credit facility and subsequently repaid $23.1 million, repurchased 2.1 million Common Units for $22.2 million primarily in connection with our unit repurchase plan, and paid distributions of $10.9 million to our Common Unit holders and $0.5 million to our General Partner unit holders (including $0.5 million of incentive distributions as provided in our Partnership Agreement).

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

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, geopolitical and business conditions, especially in light of the impact of COVID-19 and the crisis in the Ukraine, weather, the ability to collect current and future accounts receivable, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation, inflation and other factors. During the second quarter of fiscal 2022, our liquidity was impacted by the volatility in wholesale price of home heating oil and a significant increase in the cost of our product.  The significant increase in product costs resulted in higher operating expenses for the quarter, such as credit card fees, bad debt expense, and vehicle fuels, and also led to higher hedging costs for certain of our hedging instruments. Our seasonal working capital needs increased to fund these higher product costs and the cash required to finance our operating activities increased over $100 million. Further, our credit availability (as defined in our Credit Agreement) was reduced as the Company used a portion of its cash flow to finance these higher working capital needs and to satisfy margin requirements on our hedged inventory positions.  The Company accessed $100 million of its seasonal working capital line which increased the revolving credit facility to a total of $400 million as of March 31, 2022 to finance its additional working capital needs, which resulted in an increase in interest expense. The Company believes that it may experience a slowing of collection of our accounts receivable over the next few months as our customers respond to higher product prices.

Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of March 31, 2022 ($17.7 million) or a combination thereof. We believe that cash flows from operating activities and cash on hand will also be sufficient to satisfy our capital requirements in the longer-term, however, to the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and from subsequent seasonal reductions in inventory and accounts receivable. As of March 31, 2022, we had accounts receivable of $262.7 million of which $198.8 million is due from residential customers and $63.9 million is due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If these balances do not meet the eligibility tests as found in our fifth amended and restated credit agreement, our ability to borrow will be reduced and our anticipated cash flow from operating activities will also be reduced. As of March 31, 2022, we had $185.7 million of borrowings under our revolving credit facility, $99.1 million outstanding under our term loan, and $5.1 million in letters of credit outstanding.

Under the terms of the fifth amended and restated credit agreement, we must maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 15% of the maximum facility size and a fixed charge coverage ratio of not less than 1.15. We must also maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 4.5 as of December 31st or March 31st. As of March 31, 2022, Availability, as defined in the fifth amended and restated

revolving credit facility agreement, was $146.7 million and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for the remainder of fiscal 2022 are estimated to be approximately $11.0 million to $12.0 million, excluding the capital requirements for leased fleet. In addition, we plan to invest approximately $0.5 million to $1.0 million in our propane operations. Distributions for the balance of fiscal 2022, at the current quarterly level of $0.1525 per unit, would result in aggregate payments of approximately $11.2 million to Common Unit holders, $0.6 million to our General Partner (including $0.6 million of incentive distribution as provided for in our Partnership Agreement) and $0.6 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. Under the terms of our credit facility, our term loan is repayable in quarterly payments of $3.25 million.  For fiscal 2022, we are not required to make any additional deposits into our captive insurance company.  Further, subject to any additional liquidity issues or concerns resulting from the current COVID-19 pandemic and wholesale price volatility, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

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

Critical Accounting Policy and Critical Accounting Estimates

We believe that there have been no significant changes to our critical accounting policy and critical accounting estimates during the three months ended March 31, 2022 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended September 30, 2021. While our critical accounting policies and estimates have not changed in any significant way during the three months ended March 31, 2022, the following provides additional disclosures about our critical accounting policy and critical accounting estimates.

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

Interest Rate Risk

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At March 31, 2022, we had outstanding borrowings totaling $284.9 million, of which $228.4 million are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $1.6 million.

Market Risk

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at March 31, 2022, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $9.7 million to a fair market value of $49.4 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $8.7 million to a fair market value of $31.0 million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

c) Other

The General Partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of the General Partner have concluded, as of March 31, 2022, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Note 4 to the Condensed Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the six months ended March 31, 2022 is incorporated into this Item 2 by reference.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

N/A

Item 5.

Other Information

N/A

Item 6.

Exhibits

(a)	Exhibits Included Within:

3.1	Amended and Restated Certificate of Limited Partnership (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2006.)

3.2

Certificate of Amendment to Amended and Restated Certificate of Limited Partnership (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K with the Commission on October 27, 2017.)

3.3	Third Amended and Restated Agreement of Limited Partnership (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K with the Commission on November 6, 2017.)

31.1*	Certification of Chief Executive Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Star Group, L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

* Filed herewith

** The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Group, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary Kestrel Heat LLC (Principal Financial Officer)	May 4, 2022

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller Kestrel Heat LLC (Principal Accounting Officer)	May 4, 2022