Form 10-Q
period 2022-06-30
STAR GROUP, L.P.
filed 2022-08-03
CIK 1002590

!8

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

At July 31, 2022, the registrant had 36,335,851 Common Units outstanding.

STAR GROUP, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2022	2021
(in thousands)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,964	$4,767
Receivables, net of allowance of $8,897 and $4,779, respectively	187,355	99,680
Inventories	82,424	61,183
Fair asset value of derivative instruments	45,868	26,222
Prepaid expenses and other current assets	34,358	30,140
Total current assets	358,969	221,992
Property and equipment, net	104,563	99,123
Operating lease right-of-use assets	89,279	95,839
Goodwill	256,471	253,398
Intangibles, net	88,924	95,474
Restricted cash	250	250
Captive insurance collateral	66,893	69,933
Deferred charges and other assets, net	18,092	17,854
Total assets	$983,441	$853,863
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$43,401	$37,291
Revolving credit facility borrowings	60,395	8,618
Current maturities of long-term debt	11,500	17,621
Current portion of operating lease liabilities	16,164	16,446
Accrued expenses and other current liabilities	140,161	121,221
Unearned service contract revenue	60,175	56,972
Customer credit balances	49,254	86,828
Total current liabilities	381,050	344,997
Long-term debt (1)	153,129	92,385
Long-term operating lease liabilities	77,961	84,019
Deferred tax liabilities, net	37,050	29,014
Other long-term liabilities	15,549	25,244
Partners’ capital
Common unitholders	335,780	295,063
General partner	(2,916)	(2,821)
Accumulated other comprehensive loss, net of taxes	(14,162)	(14,038)
Total partners’ capital	318,702	278,204
Total liabilities and partners’ capital	$983,441	$853,863

(1) See Note 16 - Subsequent Events.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per unit data - unaudited)	2022	2021	2022	2021
Sales:
Product	$358,236	$205,045	$1,481,963	$1,044,748
Installations and services	80,865	78,055	227,951	215,787
Total sales	439,101	283,100	1,709,914	1,260,535
Cost and expenses:
Cost of product	291,236	146,108	1,058,164	631,807
Cost of installations and services	70,560	66,901	214,744	200,565
(Increase) decrease in the fair value of derivative instruments	(7,669)	(4,714)	(11,881)	(30,333)
Delivery and branch expenses	83,914	74,871	280,389	256,500
Depreciation and amortization expenses	8,067	8,568	24,596	24,793
General and administrative expenses	6,251	6,209	18,829	18,770
Finance charge income	(1,762)	(1,079)	(3,300)	(2,284)
Operating income (loss)	(11,496)	(13,764)	128,373	160,717
Interest expense, net	(2,635)	(1,957)	(7,422)	(5,944)
Amortization of debt issuance costs	(222)	(242)	(698)	(732)
Income (loss) before income taxes	(14,353)	(15,963)	120,253	154,041
Income tax expense (benefit)	(3,766)	(3,909)	34,972	43,071
Net income (loss)	$(10,587)	$(12,054)	$85,281	$110,970
General Partner’s interest in net income (loss)	(93)	(98)	726	879
Limited Partners’ interest in net income (loss)	$(10,494)	$(11,956)	$84,555	$110,091

Basic and diluted income (loss) per Limited Partner Unit (1):	$(0.29)	$(0.30)	$1.88	$2.24
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	36,781	40,041	37,739	40,897

(1) See Note 15 - Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands - unaudited)	2022	2021	2022	2021
Net income (loss)	$(10,587)	$(12,054)	$85,281	$110,970
Other comprehensive income (loss):
Unrealized gain on pension plan obligation	224	234	672	704
Tax effect of unrealized gain on pension plan obligation	(61)	(65)	(167)	(193)
Unrealized loss on captive insurance collateral	(812)	(47)	(3,486)	(913)
Tax effect of unrealized loss on captive insurance collateral	171	11	735	193
Unrealized gain on interest rate hedges	623	252	2,890	1,303
Tax effect of unrealized gain on interest rate hedges	(165)	(66)	(768)	(344)
Total other comprehensive income (loss)	(20)	319	(124)	750
Total comprehensive income (loss)	$(10,607)	$(11,735)	$85,157	$111,720

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Three Months Ended June 30, 2022
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of March 31, 2022	36,950	326	$357,020	$(2,524)	$(14,142)	$340,354
Net loss	—	—	(10,494)	(93)	—	(10,587)
Unrealized gain on pension plan obligation	—	—	—	—	224	224
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(61)	(61)
Unrealized loss on captive insurance collateral	—	—	—	—	(812)	(812)
Tax effect of unrealized loss on captive insurance collateral	—	—	—	—	171	171
Unrealized gain on interest rate hedges	—	—	—	—	623	623
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(165)	(165)
Distributions	—	—	(5,619)	(299)	—	(5,918)
Retirement of units	(487)	—	(5,127)	—	—	(5,127)
Balance as of June 30, 2022 (unaudited)	36,463	326	$335,780	$(2,916)	$(14,162)	$318,702

	Three Months Ended June 30, 2021
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of March 31, 2021	40,199	326	$353,793	$(1,991)	$(14,526)	$337,276
Net loss	—	—	(11,956)	(98)	—	(12,054)
Unrealized gain on pension plan obligation	—	—	—	—	234	234
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(65)	(65)
Unrealized loss on captive insurance collateral	—	—	—	—	(47)	(47)
Tax effect of unrealized loss on captive insurance collateral	—	—	—	—	11	11
Unrealized gain on interest rate hedges	—	—	—	—	252	252
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(66)	(66)
Distributions	—	—	(5,729)	(273)	—	(6,002)
Retirement of units	(568)	—	(6,216)	—	—	(6,216)
Balance as of June 30, 2021 (unaudited)	39,631	326	$329,892	$(2,362)	$(14,207)	$313,323

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Nine Months Ended June 30, 2022
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2021	39,046	326	$295,063	$(2,821)	$(14,038)	$278,204
Net income	—	—	84,555	726	—	85,281
Unrealized gain on pension plan obligation	—	—	—	—	672	672
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(167)	(167)
Unrealized loss on captive insurance collateral	—	—	—	—	(3,486)	(3,486)
Tax effect of unrealized loss on captive insurance collateral	—	—	—	—	735	735
Unrealized gain on interest rate hedges	—	—	—	—	2,890	2,890
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(768)	(768)
Distributions	—	—	(16,529)	(821)	—	(17,350)
Retirement of units	(2,583)	—	(27,309)	—	—	(27,309)
Balance as of June 30, 2022 (unaudited)	36,463	326	$335,780	$(2,916)	$(14,162)	$318,702

	Nine Months Ended June 30, 2021
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2020	43,328	326	$273,283	$(2,506)	$(14,957)	$255,820
Net income	—	—	110,091	879	—	110,970
Unrealized gain on pension plan obligation	—	—	—	—	704	704
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(193)	(193)
Unrealized loss on captive insurance collateral	—	—	—	—	(913)	(913)
Tax effect of unrealized loss on captive insurance collateral	—	—	—	—	193	193
Unrealized gain on interest rate hedges	—	—	—	—	1,303	1,303
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(344)	(344)
Distributions	—	—	(16,800)	(735)	—	(17,535)
Retirement of units	(3,697)	—	(36,682)	—	—	(36,682)
Balance as of June 30, 2021 (unaudited)	39,631	326	$329,892	$(2,362)	$(14,207)	$313,323

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
(in thousands - unaudited)	2022	2021
Cash flows provided by (used in) operating activities:
Net income	$85,281	$110,970
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(11,881)	(30,333)
Depreciation and amortization	25,294	25,525
Provision for losses on accounts receivable	5,264	622
Change in deferred taxes	7,837	12,682
Changes in operating assets and liabilities:
Increase in receivables	(92,604)	(35,954)
Increase in inventories	(19,972)	(6,951)
(Increase) decrease in other assets	(5,814)	545
Increase in accounts payable	6,935	2,173
Decrease in customer credit balances	(38,497)	(30,519)
Increase in other current and long-term liabilities	6,724	10,698
Net cash (used in) provided by operating activities	(31,433)	59,458
Cash flows provided by (used in) investing activities:
Capital expenditures	(11,673)	(11,660)
Proceeds from sales of fixed assets	579	240
Proceeds from sale of propane assets	—	6,093
Purchase of investments	(555)	(827)
Acquisitions	(13,121)	(40,708)
Net cash used in investing activities	(24,770)	(46,862)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	200,177	75,154
Revolving credit facility repayments	(79,464)	(75,154)
Term loan repayments	(14,615)	(9,750)
Distributions	(17,350)	(17,535)
Unit repurchases	(27,309)	(36,682)
Customer retainage payments	(1,039)	(29)
Payments of debt issue costs	—	(11)
Net cash provided by (used in) financing activities	60,400	(64,007)
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,197	(51,411)
Cash, cash equivalents, and restricted cash at beginning of period	5,017	57,161
Cash, cash equivalents, and restricted cash at end of period	$9,214	$5,750

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

The Company is organized as follows:

•
Star is a limited partnership, which at June 30, 2022, had outstanding 36.5 million Common Units (NYSE: “SGU”), representing a 99.1% limited partner interest in Star, and 0.3 million general partner units, representing a 0.9% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”). Although Star is a partnership, it is taxed as a corporation and its distributions to unitholders are treated as taxable dividends.
•
Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast and Mid-Atlantic U.S. region retail distributor of home heating oil and propane that at June 30, 2022 served approximately 421,000 full service residential and commercial home heating oil and propane customers and 73,200 customers on a delivery only basis. We also sell gasoline and diesel fuel to approximately 27,800 customers. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including approximately 18,200 service contracts for natural gas and other heating systems.
•
Petroleum Heat and Power Co., Inc. (“PH&P”) is a wholly owned subsidiary of Star. PH&P is the borrower and Star is the guarantor of the sixth amended and restated credit agreement’s $165 million five-year senior secured term loan and the $400 million ($550 million during the heating season of December through April of each year) revolving credit facility, both due July 6, 2027. (See Note 11—Long-Term Debt and Bank Facility Borrowings and Note 16—Subsequent Events).

2) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Company’s business, the results of operations and cash flows for the nine-month period ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2022, the $9.2 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $9.0 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2021, the $5.0 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $4.8 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

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

Captive Insurance Collateral

The captive insurance collateral is held by our captive insurance company in an irrevocable trust as collateral for certain workers’ compensation and automobile liability claims. The collateral is required by a third party insurance carrier that insures per claim amounts above a set deductible. If we did not deposit cash into the trust, the third party carrier would require that we issue an equal amount of letters of credit, which would reduce our availability under the sixth amended and restated credit agreement. Due to the expected timing of claim payments, the nature of the collateral agreement with the carrier, and our captive insurance company’s source of other operating cash, the collateral is not expected to be used to pay obligations within the next twelve months.

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

The Company entered into weather hedge contracts for fiscal year 2023. The hedge period runs from November 1 through March 31, taken as a whole. The “Payment Thresholds,” or strikes, are set at various levels and are referenced against degree days for the prior ten year average. The maximum that the Company can receive is $12.5 million per year. In addition, we are obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold. For fiscal 2022 and 2021, we had weather hedge contracts with similar payment thresholds and terms. The temperatures experienced during the nine months ended June 30, 2022 and June 30, 2021 were warmer than the strikes in the weather hedge contracts. As a result at June 30, 2022 and June 30, 2021, the Company reduced delivery and branch expenses for the gains realized under those contracts of $1.1 million and $3.4 million, respectively. The amounts payable by the counterparties under the weather hedge contracts were received in full in April 2022 and April 2021, respectively.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of June 30, 2022, we had $0.2 million and $16.3 million balances included in the captions “Accrued expenses and other current liabilities” and “Other long-term liabilities,” on our Condensed Consolidated Balance Sheet representing the remaining balance of the NETTI Fund withdrawal liability. As of September 30, 2021, we had $0.2 million and $16.5 million balances reflected in these categories respectively. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of June 30, 2022 and September 30, 2021 was $22.0 million and $25.8 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Recently Adopted Accounting Pronouncements

The Company did not adopt new standards in the first nine months of fiscal 2022 that have a material impact on its consolidated financial statements and related disclosures.

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

3) Revenue Recognition

The following disaggregates our revenue by major sources for the three and nine months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Petroleum Products:
Home heating oil and propane	$189,262	$111,451	$1,088,460	$818,664
Other petroleum products	168,974	93,594	393,503	226,084
Total petroleum products	358,236	205,045	1,481,963	1,044,748
Installations and Services:
Equipment installations	30,360	28,525	90,394	81,450
Equipment maintenance service contracts	33,185	32,196	87,503	86,109
Billable call services	17,320	17,334	50,054	48,228
Total installations and services	80,865	78,055	227,951	215,787
Total Sales	$439,101	$283,100	$1,709,914	$1,260,535

Deferred Contract Costs

We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We defer these costs only when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate. Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period of approximately five years. Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively. At June 30, 2022, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.4 million and $5.7 million, respectively. At September 30, 2021, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.4 million and $5.7 million, respectively. For the nine months ended June 30, 2022 and June 30, 2021 we recognized expense of $3.0 million and $2.9 million, respectively, associated with the amortization of deferred contract costs within “Delivery and branch expenses” in the Condensed Consolidated Statement of Operations.

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts. Contract liabilities are recognized straight-line over the service contract period, generally one year or less. As of June 30, 2022 and September 30, 2021 the Company had contract liabilities of $105.0 million and $141.6 million, respectively. During the nine months ended June 30, 2022, the Company recognized $123.8 million of revenue that was included in the September 30, 2021 contract liability balance. During the nine months ended June 30, 2021 the Company recognized $122.2 million of revenue that was included in the September 30, 2020 contract liability balance.

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

Changes in the allowance for credit losses are as follows:

(in thousands)	Credit Loss Allowance
Balance at September 30, 2021	$4,779
Current period provision	5,264
Write-offs, net and other	(1,146)
Balance as of June 30, 2022	$8,897

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

Under the Company’s sixth amended and restated credit agreement dated July 6, 2022, in order to pay distributions and repurchase Common Units, we must maintain Availability (as defined in the sixth amended and restated credit agreement) of $60 million, 15.0% of the facility size of $400 million (assuming no borrowings under the seasonal advance) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase or distribution. (See Note 11—Long-Term Debt and Bank Facility Borrowings and Note 16—Subsequent Events)

The following table shows repurchases under the Repurchase Plan:

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2021 total	21,979	$8.60	17,504	2,848

First quarter fiscal year 2022 total	1,104	$10.65	691	2,157	(b)

Second quarter fiscal year 2022 total	992	$10.50	992	1,165

April 2022	165	$11.10	165	1,000
May 2022	124	$10.59	124	876
June 2022	198	$10.00	198	678
Third quarter fiscal year 2022 total	487	$10.52	487	678

July 2022	126	$9.73	126	552	(c)

(a)
Amount includes repurchase costs.
(b)
On December 30, 2021, the Company purchased 0.4 million Common Units in a private transaction for aggregate consideration of approximately $4.4 million. The approved purchase was made outside of the Company’s unit repurchase plan.
(c)
Of the total available for repurchase, approximately 0.3 million units are available for repurchase in open market transactions and 0.3 million units are available for repurchase in privately-negotiated transactions, under the Repurchase Plan.

5) Captive Insurance Collateral

The Company considers all of its captive insurance collateral to be Level 1 available-for-sale investments. Investments at June 30, 2022 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$574	$—	$—	$574
U.S. Government Sponsored Agencies	48,473	—	(2,083)	46,390
Corporate Debt Securities	20,350	13	(434)	19,929
Total	$69,397	$13	$(2,517)	$66,893

Investments at September 30, 2021 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$515	$—	$—	$515
U.S. Government Sponsored Agencies	51,632	108	(53)	51,687
Corporate Debt Securities	16,302	918	(18)	17,202
Foreign Bonds and Notes	502	27	—	529
Total	$68,951	$1,053	$(71)	$69,933

Maturities of investments were as follows at June 30, 2022 (in thousands):

Net Carrying Amount
Due within one year	$574
Due after one year through five years	66,319
Due after five years through ten years	—
Total	$66,893

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

As of June 30, 2022, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 5.5 million gallons of swap contracts, 37.3 million gallons of call options, 2.1 million gallons of put options, and 17.6 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of June 30, 2022, held 26.0 million gallons of swap contracts and 0.5 million gallons of short future contracts that settle in future months. To hedge its internal fuel usage and other activities for fiscal 2023, the Company held 0.4 million gallons of call options and swap contracts that settle in future months.

As of June 30, 2021, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 8.9 million gallons of swap contracts, 5.3 million gallons of call options, 2.9 million gallons of put options, and 57.2 million net gallons of synthetic call options. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of June 30, 2021, held 3.8 million gallons of long future contracts and 21.5 million gallons of short future contracts that settle in future months. To hedge its internal fuel usage and other activities for fiscal 2021, the Company, as of June 30, 2021, held 3.6 million gallons of call options and swap contracts that settle in future months.

As of June 30, 2022, the Company has interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $55.3 million, or 58%, of its long term debt. The Company has designated its interest rate swap agreements as cash flow hedging derivatives. To the extent these derivative instruments are effective and the accounting standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) until the underlying hedged item is recognized in earnings. As of June 30, 2022 the fair value of the swap contracts was $1.3 million. As of September 30, 2021, the notional value of the swap contracts was $59.0 million and the fair value of the swap contracts was $(1.6) million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Toronto-Dominion Bank and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At June 30, 2022, the aggregate cash posted as collateral in the normal course of business at counterparties was $0.1 million and recorded in “Prepaid expense and other current assets.” Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of June 30, 2022, no hedge positions or payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at June 30, 2022
Commodity contracts	Fair asset value of derivative instruments	$58,915	$—	$58,915
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	2,450	—	2,450
Commodity contract assets at June 30, 2022		$61,365	$—	$61,365
Liability Derivatives at June 30, 2022
Commodity contracts	Fair asset value of derivative instruments	$(13,047)	$—	$(13,047)
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	(307)	—	(307)
Commodity contract liabilities at June 30, 2022		$(13,354)	$—	$(13,354)
Asset Derivatives at September 30, 2021
Commodity contracts	Fair asset value of derivative instruments	$29,360	$—	$29,360
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	2,023	—	2,023
Commodity contract assets September 30, 2021		$31,383	$—	$31,383
Liability Derivatives at September 30, 2021
Commodity contracts	Fair asset value of derivative instruments	$(3,138)	$—	$(3,138)
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	(463)	—	(463)
Commodity contract liabilities September 30, 2021		$(3,601)	$—	$(3,601)

The Company’s commodity derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$58,915	$(13,047)	$45,868	$—	$—	$45,868
Long-term derivative assets included in deferred charges and other assets, net	2,446	(303)	2,143	—	—	2,143
Long-term derivative liabilities included in other long-term liabilities, net	4	(4)	—	—	—	—
Total at June 30, 2022	$61,365	$(13,354)	$48,011	$—	$—	$48,011
Fair asset value of derivative instruments	$29,360	$(3,138)	$26,222	$—	$—	$26,222
Long-term derivative assets included in deferred charges and other assets, net	2,023	(463)	1,560	—	—	1,560
Total at September 30, 2021	$31,383	$(3,601)	$27,782	$—	$—	$27,782

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021
Commodity contracts	Cost of product (a)	$(8,648)	$(2,719)	$(27,168)	$3,795
Commodity contracts	Cost of installations and service (a)	$(142)	$(158)	$(1,624)	$(195)
Commodity contracts	Delivery and branch expenses (a)	$(138)	$—	$(3,390)	$8
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$(7,669)	$(4,714)	$(11,881)	$(30,333)

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

7) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	June 30, 2022	September 30, 2021
Product	$57,573	$37,890
Parts and equipment	24,851	23,293
Total inventory	$82,424	$61,183

8) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	June 30, 2022	September 30, 2021
Property and equipment	$251,700	$238,330
Less: accumulated depreciation	147,137	139,207
Property and equipment, net	$104,563	$99,123

9) Business Combinations and Divestitures

During fiscal year 2022 the Company has acquired five heating oil dealers for an aggregate purchase price of approximately $15.6 million; $13.1 million in cash and $2.5 million in deferred liabilities. The gross purchase price was allocated $7.3 million to intangible assets, $3.1 million to goodwill, $5.6 million to fixed assets and reduced by $0.4 million of negative working capital . The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition date, and are not material to the Company’s financial condition, results of operations, or cash flows.

During fiscal year 2021, the Company acquired two propane and three heating oil dealers for approximately $42.5 million; $40.7 million in cash and $1.8 million of deferred liabilities. The gross purchase price was allocated $37.3 million to goodwill and intangible assets, $6.2 million to fixed assets and reduced by $1.0 million of negative working capital. On October 27, 2020, the Company sold certain propane assets for cash proceeds of $6.1 million.

10) Goodwill and Intangible Assets, net

Goodwill

A summary of changes in Company’s goodwill is as follows (in thousands):

Balance as of September 30, 2021	$253,398
Fiscal year 2022 business combinations	3,073
Balance as of June 30, 2022	$256,471

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	June 30, 2022			September 30, 2021
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$409,980	$341,387	$68,593	$403,913	$329,406	$74,507
Trade names and other intangibles	41,736	21,405	20,331	40,548	19,581	20,967
Total	$451,716	$362,792	$88,924	$444,461	$348,987	$95,474

Amortization expense for intangible assets was $13.8 million for the nine months ended June 30, 2022, compared to $14.0 million for the nine months ended June 30, 2021.

11) Long-Term Debt and Bank Facility Borrowings

The Company’s debt is as follows (in thousands):

	June 30,		September 30,
	2022		2021
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$129,510	$129,510	$8,618	$8,618
Senior Secured Term Loan (b)	95,514	95,885	110,006	110,500
Total debt	$225,024	$225,395	$118,624	$119,118
Total short-term portion of debt (c)	$71,895	$71,895	$26,239	$26,239
Total long-term portion of debt (b), (c)	$153,129	$153,500	$92,385	$92,879

(a)
The face amount of the Company’s variable rate long-term debt approximates fair value.

(b)
Carrying amounts are net of unamortized debt issuance costs of $0.4 million as of June 30, 2022 and $0.5 million as of September 30, 2021.
(c)
On July 6, 2022, the Company refinanced its five-year term loan and the revolving credit facility with the execution of the sixth amended and restated revolving credit facility agreement. (See Note 16—Subsequent Events). As of June 30, 2022, the Company has classified $69.1 million of its revolving credit facility borrowings as long term debt. Proceeds from the new term loan were used to repay the outstanding balance of the existing term loan ($95.9 million) and $69.1 million of the revolving credit facility borrowings.

On July 6, 2022, the Company refinanced the fifth amended and restated revolving credit facility with the execution of the sixth amended and restated revolving credit facility comprised of ten participants. The new credit agreement replaced the fifth amended and restated revolving credit facility agreement in its entirety, increased the Term Loan to $165 million, enabled the Company to borrow up to $400 million ($550 million during the heating season of December through April of each year) on a revolving credit facility for working capital purposes (subject to certain borrowing base limitations and coverage ratios) and extended the maturity date to July 6, 2027. Consistent with the fifth amended and restated revolving credit facility, the agreement allows for the issuance of up to $25 million in letters of credit.

The Company can increase the revolving credit facility size by an additional $200 million without the consent of the bank group. However, the bank group is not obligated to fund the $200 million increase. If the bank group elects not to fund the increase, the Company can add additional lenders to the group, with the consent of the Agent (as defined in the credit agreement), which shall not be unreasonably withheld. Obligations under the sixth amended and restated revolving credit facility agreement are guaranteed by the Company and its subsidiaries and are secured by liens on substantially all of the Company’s assets, including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

All amounts outstanding under the sixth amended and restated revolving credit facility become due and payable on the facility termination date of July 6, 2027. The Term Loan is repayable in quarterly payments of $4.1 million under the new credit agreement beginning January 1, 2023 with no quarterly payment due October 1, 2022, plus an annual payment equal to 25% of the annual Excess Cash Flow as defined in the credit agreement (an amount not to exceed $8.5 million annually), less certain voluntary prepayments made during the year, with final payment at maturity. In fiscal 2022 the Company repaid $4.9 million of additional loan repayments due to Excess Cash Flow related to fiscal 2021. In the first quarter of fiscal 2021 the banks waived the Excess Cash Flow requirement related to fiscal 2020. Under the Company’s sixth amended and restated revolving credit facility, the next annual Excess Cash Flow payment will be applicable for fiscal year ended September 30, 2023.

The interest rate on the fifth amended and restated revolving credit facility and the Term Loan was based on a margin over LIBOR or a base rate. At June 30, 2022, the effective interest rate on the Term Loan was approximately 4.4% and the effective interest rate on revolving credit facility borrowings was approximately 2.3%. At September 30, 2021, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 4.3% and 2.5%, respectively. The interest rate on the revolving line of credit and the term loan under the sixth amended and restated revolving credit facility is based on a margin over Adjusted Term SOFR or a base rate.

The commitment fee on the unused portion of the revolving credit facility is 0.30% from December through April, and 0.20% from May through November.

The sixth amended and restated credit agreement requires the Company to meet certain financial covenants, including a Fixed Charge Coverage Ratio (as defined in the credit agreement) of not less than 1.1 as long as the Term Loan was outstanding or revolving credit facility availability was less than 12.5% of the facility size. In addition, as long as the Term Loan was outstanding, a senior secured leverage ratio could not be more than 3.0 as calculated as of the quarters ending June or September, and no more than 5.5 as calculated as of the quarters ending December or March.

Certain restrictions are also imposed by the sixth amended and restated credit agreement, including restrictions on the Company’s ability to incur additional indebtedness, to pay distributions to unitholders, to pay certain inter-company dividends or distributions, repurchase units, make investments, grant liens, sell assets, make acquisitions and engage in certain other activities.

At June 30, 2022, $95.9 million of the Term Loan was outstanding, $129.5 million amount was outstanding under the revolving credit facility, no hedge positions were secured under the credit agreement, and $5.1 million of letters of credit were issued and outstanding. At September 30, 2021, $110.5 million of the Term Loan was outstanding, $8.6 million was outstanding under the revolving credit facility, no hedge positions were secured under the credit agreement, and $3.1 million of letters of credit were issued and outstanding.

At June 30, 2022, availability was $124.4 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio. At September 30, 2021, availability was $171.5 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio.

12) Income Taxes

The accompanying financial statements are reported on a fiscal year, however, the Company and its corporate subsidiaries file Federal and State income tax returns on a calendar year.

The current and deferred income tax expense for the three and nine months ended June 30, 2022, and June 30, 2021 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Income (loss) before income taxes	$(14,353)	$(15,963)	$120,253	$154,041
Current income tax expense (benefit)	(7,058)	(3,968)	27,135	30,389
Deferred income tax expense	3,292	59	7,837	12,682
Total income tax expense (benefit)	$(3,766)	$(3,909)	$34,972	$43,071

At June 30, 2022, we did not have unrecognized income tax benefits.

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

13) Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
Cash paid during the period for:	June 30,
(in thousands)	2022	2021
Income taxes, net	$15,451	$16,051
Interest	$7,813	$6,890

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

15) Earnings Per Limited Partner Unit

The following table presents the net income allocation and per unit data:

	Three Months Ended		Nine Months Ended
Basic and Diluted Earnings Per Limited Partner:	June 30,		June 30,
(in thousands, except per unit data)	2022	2021	2022	2021
Net income (loss)	$(10,587)	$(12,054)	$85,281	$110,970
Less General Partner’s interest in net income (loss)	(93)	(98)	726	879
Net income (loss) available to limited partners	(10,494)	(11,956)	84,555	110,091
Less dilutive impact of theoretical distribution of earnings *	—	—	13,677	18,545
Limited Partner’s interest in net income (loss)	$(10,494)	$(11,956)	$70,878	$91,546
Per unit data:
Basic and diluted net income (loss) available to limited partners	$(0.29)	$(0.30)	$2.24	$2.69
Less dilutive impact of theoretical distribution of earnings *	—	—	0.36	0.45
Limited Partner’s interest in net income (loss)	$(0.29)	$(0.30)	$1.88	$2.24
Weighted average number of Limited Partner units outstanding	36,781	40,041	37,739	40,897

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

16) Subsequent Events

Quarterly Distribution Declared

In July 2022, we declared a quarterly distribution of $0.1525 per unit, or $0.61 per unit on an annualized basis, on all Common Units with respect to the third quarter of fiscal 2022, paid on August 2, 2022, to holders of record on July 25, 2022. The amount of distributions in excess of the minimum quarterly distribution of $0.0675 are distributed in accordance with our Partnership Agreement, subject to the management incentive compensation plan. As a result, $5.5 million was paid to the Common Unit holders, $0.3 million to the General Partner unit holders (including $0.3 million of incentive distribution as provided in our Partnership Agreement) and $0.3 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Units Repurchased and Retired

In July 2022, in accordance with the Repurchase Plan, the Company repurchased and retired 0.1 million Common Units at an average price paid of $9.73 per unit.

Sixth Amended and Restated Revolving Credit Facility Agreement

On July 6, 2022, the Company entered into a sixth amended and restated revolving credit facility agreement with a bank syndicate of ten participants that enables us to borrow up to $400 million ($550 million during the heating season of December through April of each year) on a revolving line of credit for working capital purposes (subject to certain borrowing base limitations and coverage ratios), provides for a $165 million five-year senior secured term loan, allows for the issuance of up to $25 million in letters of credit, and extends the maturity date of the previous agreement to July 6, 2027. Proceeds from the new term loan were used to repay the outstanding balance of the existing term loan ($95.9 million) and $69.1 million of the revolving credit facility borrowings.

Under the Company’s sixth amended and restated credit agreement, in order to pay distributions and repurchase Common Units we must maintain Availability of $60 million, 15.0% of the facility size of $400 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase or distribution.

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

While it has not yet materially impacted our ability to serve our customers, the continued impact of the pandemic, including but not limited to, the increased desire of current and prospective employees to work from home has impacted our ability to fully staff our customer service, sales and other functions. In addition, we have experienced, and expect that we will continue to experience, an increase in wage rates to fill these positions and we might need to adjust the current wage rates of existing employees. We cannot predict how long this staffing issue will continue, but the shortage in conjunction with any kind of spike in customer activity could cause unacceptable delays in response times and increase customer losses.

As of June 30, 2022, we had accounts receivable of $187.4 million, of which $121.9 million was due from residential customers and $65.5 million due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If past due balances that do not meet the eligibility tests as found in our sixth amended and restated credit agreement increase from historic levels, our future ability to borrow would be reduced.

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

	Fiscal 2022 (a)		Fiscal 2021		Fiscal 2020		Fiscal 2019		Fiscal 2018
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$2.06	$2.59	$1.08	$1.51	$1.86	$2.05	$1.66	$2.44	$1.74	$2.08
March 31	2.36	4.44	1.46	1.97	0.95	2.06	1.70	2.04	1.84	2.14
June 30	3.27	5.14	1.77	2.16	0.61	1.22	1.78	2.12	1.96	2.29
September 30	—	—	1.91	2.34	1.08	1.28	1.75	2.08	2.05	2.35

(a)
On July 29, 2022, the NYMEX ultra low sulfur diesel contract closed at $3.62 per gallon.

During the second and third quarters of fiscal 2022, the wholesale price of home heating oil was extremely volatile and we experienced a significant increase in the cost of our product. We believe these circumstances are attributable to certain geopolitical forces, particularly the crisis in the Ukraine. The cost of home heating oil, as measured by the New York Mercantile Exchange (“NYMEX”), was $2.36 per gallon on January 1, 2022, peaked at $5.14 on April 28, 2022 and closed at $3.90 on June 30, 2022. From time-to-time, the Company (as well as our competition) paid a premium over the NYMEX-published price for product purchased to ensure prompt delivery. The significant increase in product costs resulted in higher operating expenses for both quarters, such as credit card fees, bad debt expense, and vehicle fuels, and also led to higher working capital requirements, including higher premiums and cash requirements for certain of our hedging instruments. Our seasonal working capital needs increased to fund these higher product costs and the cash required to finance our operating activities increased over $100 million. Further, our credit availability (as defined in our Credit Agreement) was reduced as the Company used a portion of its cash flow to finance these higher working capital needs and to satisfy margin requirements on our hedged inventory positions. The Company accessed $100 million of its seasonal working capital line which increased the revolving credit facility to a total of $400 million as of March 31, 2022 to finance its additional working capital needs, which resulted in an increase in interest expense. The Company believes that it may experience a slowing of collection of our accounts over the next few months as our customers respond to higher product prices, and customers may defer or curtail liquid product purchases in response to the higher product prices.

Since the end of the third fiscal quarter we have paid up to $5.32 per gallon for home heating oil inclusive of a premium over the published NYMEX index charged by our suppliers for prompt deliveries. We cannot predict if the cost of our product will remain at these high levels nor can we predict the impact on future profit margins and customer attrition.

Execution of Sixth Amended and Restated Revolving Asset-based Credit Agreement

On July 6, 2022, the Company refinanced its credit facility agreement and entered into a new sixth amended and restated revolving credit facility agreement with a bank syndicate of ten participants that enables us to borrow up to $400 million ($550 million during the heating season of December through April of each year) on a revolving line of credit for working capital purposes (subject to certain borrowing base limitations and coverage ratios), provides for a $165 million five-year senior secured term loan, allows for the issuance of up to $25 million in letters of credit, and extends the maturity date of the previous agreement to July 6, 2027. Proceeds from the new term loan were used to repay the $95.9 million outstanding balance of the term loan and $69.1 million of the revolving credit facility borrowings under the old credit facility. Availability as a result of the new credit agreement increased $69.1 million.

Under the Company’s sixth amended and restated credit agreement, in order to pay distributions and repurchase Common Units we must maintain availability of $60 million, 15% of the facility size of $400 million (assuming the non-seasonal aggregate commitment is outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase or distribution.

With the increase in product costs, we expect that future borrowings under the credit agreement will increase. The increase in borrowings coupled with the recent increase in interest rates may lead to an increase in interest expense.

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

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2022	$33,411	$33,233
2023	29,754	21,515
2024	24,496	20,838
2025	19,688	19,693
2026	15,679	18,869
2027	14,070	17,418

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

Under these contracts, we are entitled to a payment if the total number of degree days within the hedge period is less than the applicable “Payment Thresholds,” or strikes. For fiscal 2021 and 2022, we entered into weather hedging contracts under which we are entitled to a payment capped at $12.5 million if degree days are less than the Payment Threshold and we are obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year. For the nine months ended June 30, 2022 and June 30, 2021 we recorded a $1.1 million benefit and a $3.4 million benefit, respectively. For fiscal 2023, the Company has entered into weather hedging contracts with similar arrangements.

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

At June 30, 2022, we had 50.4 million gallons of home heating oil hedged for our ceiling customers and 4.7 million gallons for our fixed priced customers. Over 86% of the hedges for our ceiling customers were at their strike price (ceiling), which reduces the potential for per gallon margin expansion for these customers unless the price for home heating oil declines.

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

Customer Attrition

We measure net customer attrition on an ongoing basis for our full service residential and commercial home heating oil and propane customers. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customers that are obtained through marketing efforts or lost at newly acquired businesses are included in these calculations. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis. Gross customer losses are the result of a number of factors, including price competition, move-outs, credit losses, conversions to natural gas and service disruptions. When a customer moves out of an existing home, we count the “move out” as a loss, and if we are successful in signing up the new homeowner, the “move in” is treated as a gain. The impact of certain geopolitical forces, particularly the crisis in the Ukraine, on liquid product prices could increase future attrition due to higher losses from credit related issues.

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2022			2021			2020
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	19,800	18,500	1,300	19,100	19,900	(800)	23,900	23,100	800
Second Quarter	12,700	17,300	(4,600)	12,600	17,800	(5,200)	12,600	18,200	(5,600)
Third Quarter	6,400	14,300	(7,900)	6,700	12,300	(5,600)	8,000	13,600	(5,600)
Fourth Quarter	—	—	—	9,500	14,900	(5,400)	10,700	15,800	(5,100)
Total	38,900	50,100	(11,200)	47,900	64,900	(17,000)	55,200	70,700	(15,500)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2022			2021			2020
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	4.7%	4.4%	0.3%	4.4%	4.6%	(0.2%)	5.3%	5.1%	0.2%
Second Quarter	3.0%	4.1%	(1.1%)	2.9%	4.1%	(1.2%)	2.8%	4.0%	(1.2%)
Third Quarter	1.5%	3.4%	(1.9%)	1.3%	2.6%	(1.3%)	1.8%	3.0%	(1.2%)
Fourth Quarter	—	—	—	2.1%	3.3%	(1.2%)	2.3%	3.5%	(1.2%)
Total	9.2%	11.9%	(2.7%)	10.7%	14.6%	(3.9%)	12.2%	15.6%	(3.4%)

For the three months ended June 30, 2022, the Company lost 7,900 accounts (net), or 1.9% of its home heating oil and propane customer base, compared to 5,600 accounts lost (net), or 1.3% of its home heating and oil propane customer base in the prior year's third quarter. Gross customer gains were 300 less than the prior year's comparable period, and gross customer losses were 2,000 more primarily due to product prices, customer credit cancellations and fuel conversions.

For the nine months ended June 30, 2022, the Company lost 11,200 accounts (net), or 2.7% of its home heating oil and propane customer base, compared to 11,600 accounts lost (net), or 2.7% of its home heating oil and propane customer base, during the nine months ended June 30, 2021. Gross customer gains were 500 more than the prior year’s comparable period, and gross customer losses were 100 accounts more primarily due to increased customer losses from product prices, customer credit cancellations and fuel conversion in the third quarter of fiscal year 2022 that were partially offset by reduced turnover of newer accounts.

During the nine months ended June 30, 2022, we estimate that we lost 1.3% of our home heating oil and propane accounts to natural gas conversions versus 1.0% for the nine months ended June 30, 2021 and 0.9% for the nine months ended June 30, 2020. Losses to natural gas in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates.

Acquisitions

The timing of acquisitions and the types of products sold by acquired companies impact year-over-year comparisons. During fiscal year 2022 through June 30, 2022 the Company acquired five heating oil dealers. During fiscal 2021 the Company acquired two propane and three heating oil dealers. The following tables detail the Company’s acquisition activity and the associated volume sold during the 12-month period prior to the date of acquisition.

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

Protected Price Account Renewals

A substantial majority of the Company’s price-protected customers have agreements with us that are subject to annual renewal in the period between April and November of each fiscal year. If a significant number of these customers elect not to renew their price-protected agreements with us and do not continue as our customers under a variable price-plan, the Company’s near term profitability, liquidity and cash flow will be adversely impacted. As of July 29, 2022, the wholesale cost of home heating oil as measured by the NYMEX was $3.62 per gallon, approximately $1.42 per gallon higher than at July 31, 2021. Based on these recent prices, our price-protected customers will be offered renewal contracts at significantly higher prices than last year which, may adversely impact the acceptance rate of these renewals.

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

Three Months Ended June 30, 2022

Compared to the Three Months Ended June 30, 2021

Volume

For the three months ended June 30, 2022, retail volume of home heating oil and propane sold increased by 2.7 million gallons, or 7.3%, to 40.7 million gallons, compared to 38.0 million gallons for the three months ended June 30, 2021. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended June 30, 2022 were 0.7% warmer than the three months ended June 30, 2021 and 8.0% warmer than normal, as reported by NOAA. For the twelve months ended June 30, 2022, net customer attrition for the base business was 3.8%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended June 30, 2021	38.0
Net customer attrition	(1.6)
Impact of temperature	—
Acquisitions	0.9
Other	3.4
Change	2.7
Volume - Three months ended June 30, 2022	40.7

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended June 30, 2022, compared to the three months ended June 30, 2021:

	Three Months Ended
Customers	June 30, 2022	June 30, 2021
Residential Variable	41.9%	41.6%
Residential Price-Protected (Ceiling and Fixed Price)	46.5%	46.0%
Commercial/Industrial	11.6%	12.4%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold decreased by 2.7 million gallons, or 6.5%, to 38.1 million gallons for the three months ended June 30, 2022, compared to 40.8 million gallons for the three months ended June 30, 2021.

Product Sales

For the three months ended June 30, 2022, product sales increased by $153.2 million, or 74.7%, to $358.2 million, compared to $205.0 million for the three months ended June 30, 2021, due to an increase in selling prices that was largely attributable to an increase in wholesale product cost of $1.8377 per gallon, or 99.0%.

Installations and Service

For the three months ended June 30, 2022, installation and service revenue increased by $2.8 million, or 3.6%, to $80.9 million, compared to $78.1 million for the three months ended June 30, 2021 due to an increase in installation sales.

Cost of Product

For the three months ended June 30, 2022, cost of product increased $145.1 million, or 99.3%, to $291.2 million, compared to $146.1 million for the three months ended June 30, 2021 due to the impact of a $1.8377 per gallon, or 99.0%, increase in wholesale product cost.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended June 30, 2022 increased by $0.0499 per gallon, or 3.9%, to $1.3203 per gallon, from $1.2704 per gallon during the three months ended June 30, 2021. Going forward, we cannot assume that per gallon margins realized during the three months ended June 30, 2022 are sustainable especially with the recent increases in heating oil and propane costs. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	June 30, 2022		June 30, 2021
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	40.7		38.0
Sales	$189.2	$4.6453	$111.4	$2.9346
Cost	$135.4	$3.3250	$63.2	$1.6642
Gross Profit	$53.8	$1.3203	$48.2	$1.2704

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	38.1		40.8
Sales	$169.0	$4.4339	$93.6	$2.2964
Cost	$155.8	$4.0873	$82.9	$2.0341
Gross Profit	$13.2	$0.3466	$10.7	$0.2623

Total Product	Amount (in millions)	Amount (in millions)
Sales	$358.2	$205.0
Cost	$291.2	$146.1
Gross Profit	$67.0	$58.9

For the three months ended June 30, 2022, total product gross profit was $67.0 million, which was $8.1 million, or 13.7%, higher than the three months ended June 30, 2021, due to an increase in home heating oil and propane volume ($3.5 million), an increase in home heating oil and propane margins ($2.1 million) and an increase in gross profit from other petroleum products ($2.5 million largely due to an increase in per gallon margins).

Cost of Installations and Service

Total installation costs for the three months ended June 30, 2022 increased by $1.8 million or 7.8%, to $25.0 million, compared to $23.2 million of installation costs for the three months ended June 30, 2021, primarily due to increased installation revenues. Installation costs as a percentage of installation sales were 82.5% for the three months ended June 30, 2022 and 81.4% for the three months ended June 30, 2021.

Service expense increased by $1.8 million, or 4.2%, to $45.5 million for the three months ended June 30, 2022, representing 90.1% of service sales, versus $43.7 million, or 88.2% of service sales, for the three months ended June 30, 2021. A large proportion of our service expenses are incurred under fixed-fee prepaid service contract arrangements, therefore trends in service expenses may not directly correlate to trends in the related revenues. Gross profit from service decreased by $0.9 million.

We realized a combined gross profit from service and installation of $10.3 million for the three months ended June 30, 2022 compared to a gross profit of $11.2 million for the three months ended June 30, 2021, a $0.9 million decrease.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended June 30, 2022, the change in the fair value of derivative instruments resulted in a $7.7 million credit due to an increase in the market value for unexpired hedges (a $19.7 million credit), partially offset by a $12.0 million charge due to the expiration of certain hedged positions.

During the three months ended June 30, 2021, the change in the fair value of derivative instruments resulted in a $4.7 million credit due to an increase in the market value for unexpired hedges (a $10.0 million credit), partially offset by a $5.3 million charge due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the three months ended June 30, 2022, delivery and branch expense increased $9.0 million, or 12.1%, to $83.9 million, compared to $74.9 million for the three months ended June 30, 2021, reflecting additional costs from acquisitions of $0.9 million and an $8.1 million, or 11.0%, increase in expense within the base business. In the base business, higher sales that were driven by higher product cost resulted in a $3.9 million increase in bad debts and credit card fees. Also, the higher diesel and gasoline costs drove a $1.1 million increase in vehicle fuel expenses. In addition, medical and other insurance related expenses increased $0.9 million in the base business. The remaining increase in expenses in the base business of $2.2 million, or 3.2% was due to wage, benefit and other expense increases.

Depreciation and Amortization Expenses

For the three months ended June 30, 2022, depreciation and amortization expenses decreased $0.5 million, or 5.8% to $8.1 million, compared to $8.6 million for the three months ended June 30, 2021 primarily due to lower amortization expense related to intangible assets that fully amortized in the prior fiscal year.

General and Administrative Expenses

For the three months ended June 30, 2022, general and administrative expenses increased by $0.1 million or 0.7%, to $6.3 million, from $6.2 million for the three months ended June 30, 2021, due to a $0.4 million increase in salaries and benefits expense that was partially offset by a $0.3 million decrease in profit sharing expense. The Company accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees. This amount is payable when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool adjusts accordingly based on Adjusted EBITDA levels achieved.

Finance Charge Income

For the three months ended June 30, 2022, finance charge income increased to $1.8 million from $1.1 million for the three months ended June 30, 2021, primarily due to higher customer late payment charges.

Interest Expense, Net

For the three months ended June 30, 2022, net interest expense increased by $0.6 million, or 34.6%, to $2.6 million compared to $2.0 million for the three months ended June 30, 2021. The year-over-year change was driven by an increase in average borrowings of $125.5 million from $127.6 million for the three months ended June 30, 2021 to $253.1 million for the three months ended June 30, 2022, that was partially offset by a decrease in the weighted average interest rate from 4.2% for the three months ended June 30, 2021 to 3.2% for the three months ended June 30, 2022 due to a higher percentage of our average borrowings being under our revolving credit facility, which carries a lower effective interest rate than our term loan. The increase in average borrowings was largely due to increased financing to fund working capital as a result of increases in accounts receivable and inventory due to the increase in cost of product. To hedge against rising interest rates, the Company utilizes interest rate swaps. At June 30, 2022, $55.3 million, or 58%, of Star’s long term debt, was fixed.

Amortization of Debt Issuance Costs

For the three months ended June 30, 2022, amortization of debt issuance cost was $0.2 million, essentially unchanged from the three months ended June 30, 2021.

Income Tax Benefit

For the three months ended June 30, 2022, the Company’s income tax benefit decreased by $0.1 million to $3.8 million, from $3.9 million for the three months ended June 30, 2021. The decrease in the income tax benefit was driven by a $1.6 million decrease in the loss before income taxes and partially offset by an increase in the effective income tax rate from 24.5% for the three months ended June 30, 2021 to 26.2% for the three months ended June 30, 2022. The increase in the effective income tax rate was driven by state income taxes.

Net Loss

For the three months ended June 30, 2022, Star’s net loss decreased $1.5 million, to $10.6 million compared to the three months ended June 30, 2021, primarily due to a favorable change in the fair value of derivative instruments of $3.0 million that was partially offset by a decrease in Adjusted EBITDA of $1.2 million.

Adjusted EBITDA Loss

For the three months ended June 30, 2022, Adjusted EBITDA loss increased by $1.2 million, to $11.1 million, compared to the three months ended June 30, 2021, as an increase in operating expenses more than offset the impact of an increase in home heating oil and propane volume of 2.7 million gallons and an increase in home heating oil and propane per gallon margins of $0.0499, or 3.9%.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provide additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended June 30,
(in thousands)	2022	2021
Net loss	$(10,587)	$(12,054)
Plus:
Income tax benefit	(3,766)	(3,909)
Amortization of debt issuance costs	222	242
Interest expense, net	2,635	1,957
Depreciation and amortization	8,067	8,568
EBITDA (a)	(3,429)	(5,196)
(Increase) / decrease in the fair value of derivative instruments	(7,669)	(4,714)
Adjusted EBITDA (a)	(11,098)	(9,910)
Add / (subtract)
Income tax benefit	3,766	3,909
Interest expense, net	(2,635)	(1,957)
Provision for losses on accounts receivable	3,097	366
Decrease in accounts receivables	72,459	68,033
(Increase) decrease in inventories	(1,924)	2,701
Increase in customer credit balances	12,416	12,902
Change in deferred taxes	3,292	59
Change in other operating assets and liabilities	(5,365)	(22,118)
Net cash provided by operating activities	$74,008	$53,985
Net cash used in investing activities	$(11,267)	$(6,900)
Net cash used in financing activities	$(71,459)	$(50,468)

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

Nine Months Ended June 30, 2022

Compared to the Nine Months Ended June 30, 2021

Volume

For the nine months ended June 30, 2022, retail volume of home heating oil and propane sold decreased by 8.4 million gallons, or 2.9%, to 276.7 million gallons, compared to 285.1 million gallons for the nine months ended June 30, 2021. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the nine months ended June 30, 2022 were 0.5% warmer than the nine months ended June 30, 2021. Temperatures during the nine months ended June 30, 2022 were 9.3% warmer than normal, as reported by NOAA. For the twelve months ended June 30, 2022, net customer attrition for the base business was 3.8%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Nine months ended June 30, 2021	285.1
Net customer attrition	(13.2)
Impact of warmer temperatures	(1.0)
Acquisitions	7.3
Sale of certain propane assets	(0.2)
Other	(1.3)
Change	(8.4)
Volume - Nine months ended June 30, 2022	276.7

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the nine months ended June 30, 2022, compared to the nine months ended June 30, 2021:

	Nine Months Ended
Customers	June 30, 2022	June 30, 2021
Residential Variable	44.3%	43.2%
Residential Price-Protected (Ceiling and Fixed Price)	43.3%	44.8%
Commercial/Industrial	12.4%	12.0%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold decreased by 0.4 million gallons, or 0.4%, to 113.7 million gallons for the nine months ended June 30, 2022, compared to 114.1 million gallons for the nine months ended June 30, 2021.

Product Sales

For the nine months ended June 30, 2022, product sales increased by $0.5 billion, or 41.8%, to $1.5 billion, compared to $1.0 billion for the nine months ended June 30, 2021, as an increase in selling prices more than offset a decline in total volume sold. The increase in selling prices was largely attributable to an increase in wholesale product cost of $1.1278 per gallon, or 71.3%.

Installations and Service

For the nine months ended June 30, 2022, installation and service revenue increased by $12.2 million, or 5.6%, to $228.0 million, compared to $215.8 million for the nine months ended June 30, 2021 as economic activity increased as many COVID-19 restrictions were removed. During the nine months ended June 30, 2021, we ceased making non-emergency service calls, and we believe that some customers deferred the installation of new equipment.

Cost of Product

For the nine months ended June 30, 2022, cost of product increased $426.4 million, or 67.5%, to $1,058.2 million, compared to $631.8 million for the nine months ended June 30, 2021 as the impact of a $1.1278 per gallon, or 71.3%, increase in wholesale product cost more than offset a decrease in total volume sold.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the nine months ended June 30, 2022 increased by $0.0627 per gallon, to $1.4046 per gallon, or 4.7%, from $1.3419 per gallon during the nine months ended June 30, 2021. Going forward, we cannot assume that per gallon margins realized during the nine months ended June 30, 2022 are sustainable especially with the recent increases in heating oil and propane costs. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Nine Months Ended
	June 30, 2022		June 30, 2021
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	276.7		285.1
Sales	$1,088.5	$3.9342	$818.6	$2.8719
Cost	$699.9	$2.5296	$436.1	$1.5300
Gross Profit	$388.6	$1.4046	$382.5	$1.3419

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	113.7		114.1
Sales	$393.5	$3.4601	$226.1	$1.9807
Cost	$358.3	$3.1506	$195.7	$1.7142
Gross Profit	$35.2	$0.3095	$30.4	$0.2665

Total Product	Amount (in millions)	Amount (in millions)
Sales	$1,482.0	$1,044.7
Cost	$1,058.2	$631.8
Gross Profit	$423.8	$412.9

For the nine months ended June 30, 2022, total product gross profit was $423.8 million, which was $10.9 million, or 2.6%, higher than the nine months ended June 30, 2021, as a decrease in home heating oil and propane volume ($11.3 million) was more than offset by the impact of an increase in home heating oil and propane margins ($17.4 million) and an increase in gross profit from other petroleum products ($4.8 million).

Cost of Installations and Service

Total installation costs for the nine months ended June 30, 2022 increased by $8.4 million or 12.7%, to $74.4 million, compared to $66.0 million of installation costs for the nine months ended June 30, 2021, primarily due to increased installation revenues. Installation costs as a percentage of installation sales were 82.3% for the nine months ended June 30, 2022 and 81.1% for the nine months ended June 30, 2021. A return to a normal level of installation sales, as many COVID-19 restrictions were removed, drove the increase in installation activity. Gross profit from installations increased by $0.6 million.

Service expense increased by $5.9 million, or 4.3%, to $140.4 million for the nine months ended June 30, 2022, representing 102.0% of service sales, versus $134.5 million, or 100.2% of service sales, for the nine months ended June 30, 2021. Service expense rose as the Company resumed normal service work and activity that was curtailed during the first nine months of fiscal 2021 due to COVID-19. A large proportion of our service expenses are incurred under fixed-fee prepaid service contract arrangements, therefore trends in service expenses may not directly correlate to trends in the related revenues. Gross loss from service increased $2.6 million.

We realized a combined gross profit from service and installation of $13.2 million for the nine months ended June 30, 2022 compared to a gross profit of $15.2 million for the nine months ended June 30, 2021, a $2.0 million decrease.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the nine months ended June 30, 2022, the change in the fair value of derivative instruments resulted in a $11.9 million credit due to an increase in the market value for unexpired hedges (a $33.6 million credit), partially offset by a $21.7 million charge due to the expiration of certain hedged positions.

During the nine months ended June 30, 2021, the change in the fair value of derivative instruments resulted in a $30.3 million credit, reflecting a $17.8 million increase in the market value for unexpired hedges and a $12.5 million credit due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the nine months ended June 30, 2022, delivery and branch expense increased $23.9 million, or 9.3%, to $280.4 million, compared to $256.5 million for the nine months ended June 30, 2021, reflecting a $2.3 million lower benefit recorded from the Company’s weather hedge, additional costs from acquisitions of $3.9 million and a $17.7 million, or 6.9%, increase in expense within the base business. In the base business, the higher sales that were driven by higher product cost resulted in $5.7 million of higher bad debts and credit card fees. Also, higher diesel and gasoline costs drove a $1.3 million increase in vehicle fuel costs. In addition, medical and other insurance related expenses increased $4.8 million in the base business. The remaining increase of expenses in the base business of $5.9 million, or 2.3% was due to wage, benefit and other expense increases. As of June 30, 2022 we recorded a benefit of $1.1 million under our weather hedge program that reduced delivery and branch expenses, versus a benefit of $3.4 million as of June 30, 2021 due to warmer temperatures during the weather hedge period of November 1st through March 31st.

Depreciation and Amortization Expenses

For the nine months ended June 30, 2022, depreciation and amortization expenses decreased $0.2 million, or 0.8% to $24.6 million, compared to $24.8 million for the nine months ended June 30, 2021 primarily due to lower amortization expense related to intangible assets that fully amortized in the prior fiscal year.

General and Administrative Expenses

For the nine months ended June 30, 2022, general and administrative expenses were $18.8 million, essentially unchanged from the nine months ended June 30, 2021, as $0.7 million increase in salaries and benefits expense was offset by a $0.7 million decrease in profit sharing expense. The Company accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees. This amount is payable when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool adjusts accordingly based on Adjusted EBITDA levels achieved.

Finance Charge Income

For the nine months ended June 30, 2022, finance charge income increased to $3.3 million from $2.3 million for the nine months ended June 30, 2021, primarily due to higher customer late payment charges.

Interest Expense, Net

For the nine months ended June 30, 2022, net interest expense increased by $1.5 million, or 24.9%, to $7.4 million compared to $5.9 million for the nine months ended June 30, 2021. The year-over-year change was driven by an increase in average borrowings of $84.1 million from $146.7 million for the nine months ended June 30, 2021 to $230.8 million for the nine months ended June 30, 2022, that was partially offset by a decrease in the weighted average interest rate from 3.9% for the nine months ended June 30, 2021 to 3.2% for the nine months ended June 30, 2022 due to a higher percentage of our average borrowings being under our revolving credit facility, which carries a lower effective interest rate than our term loan. The increase in average borrowings was largely due to increased financing to fund working capital as a result of increases in accounts receivable and inventory due to the increase in cost of product. To hedge against rising interest rates, the Company utilizes interest rate swaps. At June 30, 2022, $55.3 million, or 58%, of Star’s long term debt, was fixed.

Amortization of Debt Issuance Costs

For the nine months ended June 30, 2022, amortization of debt issuance cost was $0.7 million, essentially unchanged from the nine months ended June 30, 2021.

Income Tax Expense

For the nine months ended June 30, 2022, the Company’s income tax expense decreased by $8.1 million to $35.0 million, from $43.1 million for the nine months ended June 30, 2021, due primarily to a decrease in income before income taxes of $33.8 million that was partially offset by an increase in the effective income tax rate from 28.0% for the nine months ended June 30, 2021 to 29.1% for the nine months ended June 30, 2022. The increase in the effective income tax rate was primarily due to state income taxes.

Net Income

For the nine months ended June 30, 2022, Star’s net income decreased $25.7 million, to $85.3 million compared to the nine months ended June 30, 2021, primarily due to an unfavorable change in the fair value of derivative instruments of $18.5 million and a decrease in Adjusted EBITDA of $14.1 million, that was partially offset by a decrease in the Company’s income tax expense of $8.1 million.

Adjusted EBITDA

For the nine months ended June 30, 2022, Adjusted EBITDA decreased by $14.1 million, to $141.1 million, compared to the nine months ended June 30, 2021, as the impact of a decline in home heating oil and propane volume of 8.4 million gallons and an increase in operating expenses more than offset an increase in home heating oil and propane per gallon margins of $0.0627, or 4.7%.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provide additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Nine Months Ended June 30,
(in thousands)	2022	2021
Net income	$85,281	$110,970
Plus:
Income tax expense	34,972	43,071
Amortization of debt issuance costs	698	732
Interest expense, net	7,422	5,944
Depreciation and amortization	24,596	24,793
EBITDA (a)	152,969	185,510
(Increase) / decrease in the fair value of derivative instruments	(11,881)	(30,333)
Adjusted EBITDA (a)	141,088	155,177
Add / (subtract)
Income tax expense	(34,972)	(43,071)
Interest expense, net	(7,422)	(5,944)
Provision for losses on accounts receivable	5,264	622
Increase in accounts receivables	(92,604)	(35,954)
Increase in inventories	(19,972)	(6,951)
Decrease in customer credit balances	(38,497)	(30,519)
Change in deferred taxes	7,837	12,682
Change in other operating assets and liabilities	7,845	13,416
Net cash (used in) provided by operating activities	$(31,433)	$59,458
Net cash used in investing activities	$(24,770)	$(46,862)
Net cash provided by (used in) financing activities	$60,400	$(64,007)

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

During the nine months ended June 30, 2022, cash used in operating activities increased $90.9 million to $31.4 million, compared to $59.5 million provided by operating activities during the nine months ended June 30, 2021. Higher per gallon product costs drove an increase in receivables on a comparable basis (including accounts receivable, customer credit balance accounts and hedging settlement receivables) of $66.0 million. While accounts receivable were higher by $68.0 million, or 57.0%, at June 30, 2022 than June 30, 2021, days' sales outstanding increased by only one day to 39 days at June 30, 2022 compared to 38 days at June 30. 2021. The higher product cost also drove a $13.0 million increase in cash required to purchase liquid product inventory and contributed to a $4.4 million increase in net cash paid for certain hedge positions. We also paid $3.9 million more in payroll taxes in the first fiscal quarter of 2022 versus the first fiscal quarter of 2021 as the result of deferring payment of certain payroll tax withholdings in first quarter of fiscal 2021 to the first fiscal quarter of fiscal 2023, had a $7.7 million reduction in cash flows from operations and $0.7 million of other net changes in working capital. These cash flow changes were partially offset by a $4.8 million favorable change in accounts payable due to the pricing and timing of inventory purchases.

Investing Activities

During the nine months ended June 30, 2022, the Company acquired five heating oil dealers for an aggregate price of approximately $15.6 million; $13.1 million in cash and $2.5 million in deferred liabilities. The gross purchase price was allocated $7.3 million to intangible assets, $3.1 million to goodwill, $5.6 million to fixed assets and reduced by $0.4 million in negative working capital.

Our capital expenditures for the nine months ended June 30, 2022 totaled $11.7 million, as we invested in computer hardware and software ($1.3 million), refurbished certain physical plants ($2.4 million), expanded our propane operations ($2.6 million) and made additions to our fleet and other equipment ($5.4 million).

During the nine months ended June 30, 2022, $0.6 million of earnings were reinvested into the irrevocable trust. The cash deposited into the trust is shown on our balance sheet as captive insurance collateral and, correspondingly, reduced cash on our balance sheet. We believe that investments into the irrevocable trust lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

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

On October 27, 2020, the Company sold certain propane assets for cash proceeds of $6.1 million. During the nine months ended June 30, 2021, the Company acquired two propane and three heating oil dealers for approximately $42.5 million; $40.7 million in cash and $1.8 million of deferred liabilities. The gross purchase price was allocated $37.3 million to intangible assets, $6.2 million to fixed assets and reduced by $1.0 million of negative working capital.

Financing Activities

During the nine months ended June 30, 2022, we repaid $14.6 million of our term loan, borrowed $200.2 million under our revolving credit facility and subsequently repaid $79.5 million, repurchased 2.6 million Common Units for $27.3 million primarily in connection with our unit repurchase plan, and paid distributions of $16.6 million to our Common Unit holders and $0.8 million to our General Partner unit holders (including $0.8 million of incentive distributions as provided in our Partnership Agreement).

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

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, geopolitical and business conditions, especially in light of the impact of COVID-19 and the crisis in the Ukraine, weather, the ability to collect current and future accounts receivable, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation, inflation and other factors. During the second and third quarters of fiscal 2022, our liquidity was impacted by the volatility in wholesale price of home heating oil and a significant increase in the cost of our product. The significant increase in product costs resulted in higher operating expenses for the quarter, such as credit card fees, bad debt expense, and vehicle fuels, and also led to higher hedging costs for certain of our hedging instruments. Our seasonal working capital needs increased to fund these higher product costs and the cash required to finance our operating activities increased over $100 million. Further, our credit availability (as defined in our Credit Agreement) was reduced as the Company used a portion of its cash flow to finance these higher working capital needs and to satisfy margin requirements on our hedged inventory positions. The Company accessed $100 million of its seasonal working capital line which increased the revolving credit facility to a total of $400 million as of June 30, 2022 to finance its additional working capital needs, which resulted in an increase in interest expense. The Company believes that it may experience a slowing of collection of our accounts receivable over the next few months as our customers respond to higher product prices.

Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of June 30, 2022 ($9.0 million) or a combination thereof. We believe that these cash sources will also be sufficient to satisfy our capital requirements in the longer-term. However, if they are not sufficient, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and from subsequent seasonal reductions in inventory and accounts receivable. As of June 30, 2022, we had accounts receivable of $187.4 million of which $121.9 million is due from residential customers and $65.5 million is due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If these balances do not meet the eligibility tests as found in our sixth amended and restated credit agreement, our ability to borrow will be reduced and our anticipated cash flow from operating activities will also be reduced. As of June 30, 2022, we had $129.5 million of borrowings under our revolving credit facility, $95.9 million outstanding under our term loan, and $5.1 million in letters of credit outstanding.

On July 6, 2022, the Company refinanced its credit facility agreement and entered into a new sixth amended and restated revolving credit facility agreement with a bank syndicate of ten participants. Under the terms of the sixth amended and restated credit agreement, we are required to maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the maximum facility size and a fixed charge coverage ratio of not less than 1.1. We are also required to maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 5.5 as of December 31st or March 31st. As of June 30, 2022, Availability, as defined in the fifth amended and restated revolving credit facility agreement, was $124.4 million and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio. If the new credit facility was in place as of June 30, 2022, Availability as of June 30, 2022 would have increased $69.1 million under the new credit agreement from $124.4 million to $193.5 million.

Maintenance capital expenditures for the remainder of fiscal 2022 are estimated to be approximately $5.5 million to $6.5 million, excluding the capital requirements for leased fleet. In addition, we plan to invest less than $1.0 million in our propane operations. Distributions for the balance of fiscal 2022, at the current quarterly level of $0.1525 per unit, would result in aggregate payments of approximately $5.5 million to Common Unit holders, $0.3 million to our General Partner (including $0.3 million of incentive distribution as provided for in our Partnership Agreement) and $0.3 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. Under the terms of our sixth amended and restated revolving credit facility agreement, our term loan is repayable in quarterly payments of $4.1 million. For fiscal 2022, we are not required to make any additional deposits into our captive insurance company. Further, subject to any additional liquidity issues or concerns resulting from the current COVID-19 pandemic and wholesale price volatility, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

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

Critical Accounting Policy and Critical Accounting Estimates

We believe that there have been no significant changes to our critical accounting policy and critical accounting estimates during the nine months ended June 30, 2022 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended September 30, 2021. While our critical accounting policies and estimates have not changed in any significant way during the nine months ended June 30, 2022, the following provides disclosures about our critical accounting policy and critical accounting estimates.

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

At June 30, 2022, we had outstanding borrowings totaling $225.4 million, of which $170.1 million are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $1.2 million.

Market Risk

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at June 30, 2022, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $11.0 million to a fair market value of $59.1 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $9.8 million to a fair market value of $38.3 million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2022. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

c) Other

The General Partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of the General Partner have concluded, as of June 30, 2022, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

Item 2.

Purchase of Equity Securities by Issuer

Note 4 to the Condensed Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the nine months ended June 30, 2022 is incorporated into this Item 2 by reference.

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

3.3	Third Amended and Restated Agreement of Limited Partnership (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K with the Commission on November 6, 2017.)

10.02	Sixth Amended and Restated Credit Agreement, dated as of July 6, 2022 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K with the Commission on July 7, 2022.)

10.03

Sixth Amended and Restated Pledge and Security Agreement, dated as of July 6, 2022 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K with the Commission on July 7, 2022.)

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

101

The following materials from the Star Group, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Group, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Kestrel Heat LLC (Principal Financial Officer)	August 3, 2022

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller of Kestrel Heat LLC (Principal Accounting Officer)	August 3, 2022