Form 10-K
period 2022-09-30
STAR GROUP, L.P.
filed 2022-12-07
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

The aggregate market value of the registrant’s common units held by non-affiliates on March 31, 2022 was approximately $366,545,898

As of November 30, 2022, the registrant had 35,769,700 common units outstanding.

Documents Incorporated by Reference: None

STAR GROUP, L.P.

2022 FORM 10-K ANNUAL REPORT

Item 16.	Form 10-K Summary	72

PART I

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K (this “Report”) includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including the impact of geopolitical events, such as the war in the Ukraine, and its impact on wholesale product cost volatility, the price and supply of the products that we sell, our ability to purchase sufficient quantities of product to meet our customer’s needs, rapid increases in levels of inflation approaching 40-year highs, uncertain economic conditions, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, the effect of weather conditions on our financial performance, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, natural gas conversions, the impact of the novel coronavirus, or COVID-19, pandemic and future global health pandemics, on US and global economies, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including climate change, environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, cyber-attacks, increases in interest rates, global supply chain issues, labor shortages and new technology. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the headings “Risk Factors,” “Business Strategy” and “Management’s Discussion and Analysis.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

ITEM 1. BUSINESS

Structure

Star Group, L.P. (“Star” the “Company,” “we,” “us,” or “our”) is a home heating oil and propane distributor and services provider with one reportable operating segment that principally provides heating related services to residential and commercial customers. At a special meeting of unitholders held on October 25, 2017, our unitholders voted in favor of proposals to have the Company elect to be treated as a corporation, instead of a partnership, for federal income tax purposes (commonly referred to as a “check-the-box election”), along with amendments to our partnership agreement to effect such changes in income tax classification, in each case effective November 1, 2017. In addition, the Company changed its name, effective October 25, 2017, from “Star Gas Partners, L.P.” to “Star Group, L.P.” to more closely align our name with the scope of our product and service offerings. For tax years after December 31, 2017, unitholders will receive a Form 1099-DIV and will not receive a Schedule K-1 as in previous tax years. Our legal structure has remained a Delaware limited partnership and the distribution provisions under our limited partnership agreement, including the incentive distribution structure has remained unchanged. As of November 30, 2022, we had outstanding 35.8 million common partner units (NYSE: “SGU”) representing a 99.1% limited partner interest in Star, and 0.3 million general partner units, representing a 0.9% general partner interest in Star.

The following chart depicts the ownership of Star as of November 30, 2022:

Star Group, L.P.

Limited Partners Common Units 99.1%		General Partner (Kestrel Heat) General Partner Units 0.9%

Public Unitholders - Common Units
88.5%

Officers and Directors - Common Units
11.5%

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

Legal Structure

The following chart summarizes our structure as of September 30, 2022.

Star Group, L.P.

	Star Acquisitions, Inc.		Woodbury Insurance Co., Inc.

Petro Holdings, Inc.

Petroleum Heat and Power Co., Inc.	Meenan Oil LLC	Champion Energy LLC	Griffith Energy Services, Inc.

Denotes borrower in the asset based lending facility and the term loan, which are guaranteed by Star Group, L.P. and the other entities listed above, excluding Woodbury Insurance Co., Inc.

Although Star Group, L.P. is a partnership for state law purposes, it has elected to be treated as a corporation, rather than a partnership, for federal income tax purposes (commonly referred to as a "check-the-box election").

Business Overview

We are a home heating oil and propane distributor and service provider to residential and commercial customers who heat their homes and buildings primarily in the Northeast and Mid-Atlantic U.S. regions. As of September 30, 2022, we sold home heating oil and propane to approximately 415,900 full service residential and commercial customers and 75,900 customers on a delivery only basis. Approximately 240,700 of these customers, or 49%, are located in the New York City metropolitan area. We believe we are the largest retail distributor of home heating oil in the United States, based upon sales volume with a market share in excess of 5.5%. We also sell gasoline and diesel fuel to approximately 26,600 customers. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside of our heating oil and propane customer base including 19,400 service contracts for natural gas and other heating systems. In October 2022, we sold certain assets which included a customer list of approximately 6,500 customers. During fiscal 2022, total sales were comprised of approximately 58% from home heating oil and propane, 26% from other petroleum products, the majority of which is diesel and gasoline, and 16% from the installation and repair of heating and air conditioning equipment and ancillary services. We provide home heating equipment repair service and natural gas service 24-hours-a-day, 7-days-a-week, 52 weeks a year. These services are an integral part of our business, and are intended to increase customer satisfaction and loyalty.

We conduct our business through an operating subsidiary, Petro Holdings, Inc., utilizing multiple local brand names, such as Petro Home Services, Meenan, and Griffith Energy Services, Inc.

We also offer several pricing alternatives to our residential home heating oil customers, including a variable price (market based) option and a price-protected option, the latter of which either sets the maximum price or a fixed price that a customer will pay. Users choose the plan they feel best suits them which we believe increases customer satisfaction. Approximately 95% of our full service residential and commercial home heating oil customers automatically receive deliveries based on prevailing weather conditions. In addition, approximately 32% of our residential customers take advantage of our “smart pay” budget payment plan under which their estimated annual oil and propane deliveries and service billings are paid for in a series of equal monthly installments. We use derivative instruments as needed to mitigate our exposure to market risks associated with our price-protected offerings and the storing of our physical home heating oil inventory. Given our size, we believe we are able to realize certain benefits of scale and provide consistent, strong customer service.

Currently, we have heating oil and/or propane customers in the following states: Connecticut, Delaware, Maryland, Massachusetts, Michigan, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and the District of Columbia.

Industry Characteristics

Home heating oil is primarily used as a source of fuel to heat residences and businesses in the Northeast and Mid-Atlantic regions. According to the U.S. Department of Energy—Energy Information Administration, Residential Energy Consumption Survey (released May 2022), these regions account for 82% (4.1 million of 5.0 million) of the households in the United States where heating oil is the main space-heating fuel and 19% (4.1 million of 21.9 million) of the homes in these regions use home heating oil as their main space-heating fuel. Our experience has been that customers have a tendency to increase their conservation efforts as the price of home heating oil increases, thereby reducing their consumption.

The retail home heating oil industry is mature, with total market demand expected to decline in the foreseeable future due to conversions to natural gas, availability of other alternative energy sources and the installations of more fuel efficient heating systems. Therefore, our ability to maintain our business or grow within the industry is dependent on the acquisition of other retail distributors, the success of our marketing programs, and the growth of our other service offerings. Based on our records, our customer conversions to natural gas have ranged between 1.1% and 1.5% per year over the last five years. We believe this may continue or even increase. In addition, there are legislative and regulatory efforts underway in several states seeking to encourage homeowners to reduce or even eliminate the consumption of carbon based fuels that we sell.

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

Pursue environmental sustainability opportunities We are committed to pursuing initiatives that reduce greenhouse gas emissions across our product offerings, by offering a biofuel product (a carbon neutral renewable fuel produced from vegetable oils or animal fats) that is blended into petroleum-based fuel oil and by offering energy efficient heating and air conditioning equipment to our customers.

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

Customer Attrition

We measure net customer attrition for our full service residential and commercial home heating oil and propane customers. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customers that are obtained through marketing efforts at newly acquired businesses are included in these calculations from the point of closing going forward. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis from the closing date. Gross customer losses are the result of a number of factors, including price competition, move outs, credit losses and conversions to natural gas. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Customer Attrition.)

Customers and Pricing

The number of home heating oil customers comprise 80% of our product customer base, with propane customers comprising another 15% and motor fuel and other petroleum product customers making up the remaining 5%. (During fiscal 2022, we sold 296.1 million gallons of home heating oil and propane and 150.1 million gallons of motor fuel and other petroleum products.)

Our full service home heating oil customer base is comprised of 96% residential customers and 4% commercial customers. Approximately 95% of our full service residential and commercial home heating oil customers have their deliveries scheduled automatically and 5% of our home heating oil customer base call from time to time to schedule a delivery. Automatic deliveries are scheduled based on each customer’s historical consumption pattern and prevailing weather conditions. Our practice is to bill customers promptly after delivery. We offer a balanced payment plan to residential customers in which a customer’s estimated annual oil purchases and service contract fees are paid for in a series of equal monthly payments. Approximately 32% of our residential home heating oil customers have selected this billing option.

We offer several pricing alternatives to our residential home heating oil customers. Our "variable" pricing program allows the price to float with the heating oil market and other factors. In addition, we offer price-protected programs, which establish either a "ceiling" or a "fixed price" per gallon that the customer pays over a defined period. The following chart depicts the percentage of the pricing plans selected by our residential home heating oil customers as of the end of the fiscal year.

	Percentage of Residential Home Heating Oil Customers
	September 30,
Pricing Programs	2022	2021	2020	2019	2018
Variable	57.0%	55.0%	54.4%	53.9%	55.2%
Ceiling	37.6%	39.0%	38.5%	39.1%	36.9%
Fixed	5.4%	6.0%	7.1%	7.0%	7.9%
	100.0%	100.0%	100.0%	100.0%	100.0%

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

Suppliers and Supply Arrangements

We purchase our products for delivery in either barge, pipeline or truckload quantities. As of September 30, 2022 we had contracts with approximately 127 third-party terminal sites for the right to temporarily store petroleum products at their facilities. Home heating oil and propane purchases are made under supply contracts or on the spot market. We have entered into New York Mercantile Exchange ("NYMEX") or Platts American Gulf Coast based physical supply contracts for approximately 80% of our expected home heating oil and propane requirements for our full service residential and commercial customers for the fiscal 2023 heating season. For the fiscal year 2023 heating season, approximately 73% of the Company’s contracted home heating oil volume with suppliers has a biofuel component. We also have entered into NYMEX or Platts American Gulf Coast based physical supply contracts for approximately 34% of our expected diesel and gasoline requirements for fiscal 2023.

During fiscal 2022, Global Companies LLC and Motiva Enterprises LLC provided approximately 17% and 14% of our petroleum product purchases, respectively. During fiscal 2021, Motiva Enterprises LLC and Global Companies LLC provided approximately 12% each of our petroleum product purchases. Our supply contracts typically have terms of 6 to 12 months. For fiscal 2023, approximately 25% of our physical supply contracts are with Shell Oil Products US. All of our supply contracts provide for minimum quantities and in most cases do not establish in advance the price of home heating oil or propane. This price is based upon a published index price at the time of delivery or pricing date plus an agreed upon differential. We believe that our policy of contracting for the majority of our anticipated supply needs with diverse and reliable sources will enable us to obtain sufficient product should unforeseen shortages develop in worldwide supplies.

Liquid Product Price Volatility

Volatility, which is reflected in the wholesale price of liquid products, including home heating oil, propane and motor fuels, has a larger impact on our business when prices rise. Home heating oil consumers are price sensitive to heating cost increases, and this often leads to customer conservation and increased gross customer losses. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces, and, most recently, the war in the Ukraine, and is closely linked to the price of diesel fuel. The volatility in the wholesale cost of diesel fuel as measured by the New York Mercantile Exchange (“NYMEX”), for the fiscal years ending September 30, 2018, through 2022, on a quarterly basis, is illustrated in the following chart (price per gallon):

	Fiscal 2022 (a), (b)		Fiscal 2021		Fiscal 2020		Fiscal 2019		Fiscal 2018
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$2.06	$2.59	$1.08	$1.51	$1.86	$2.05	$1.66	$2.44	$1.74	$2.08
March 31	2.36	4.44	1.46	1.97	0.95	2.06	1.70	2.04	1.84	2.14
June 30	3.27	5.14	1.77	2.16	0.61	1.22	1.78	2.12	1.96	2.29
September 30	3.13	4.01	1.91	2.34	1.08	1.28	1.75	2.08	2.05	2.35

(a)
On November 30, 2022, the NYMEX ultra low sulfur diesel contract closed at $3.36 per gallon or $0.10 per gallon higher than the average of $3.26 in Fiscal 2022.
(b)
In fiscal 2022, the Company's spot purchases of home heating oil greatly exceeded the published NYMEX price due to our suppliers charging a premium over NYMEX for prompt delivery.

Acquisitions

Part of our business strategy is to pursue select acquisitions. Each acquired company’s operating results are included in the Company’s consolidated financial statements starting on its acquisition date. Customer lists, other intangibles (excluding goodwill) and trade names are amortized on a straight-line basis over seven to twenty years.

During fiscal 2022, the Company acquired five heating oil dealers for approximately $15.6 million (using $13.1 million in cash and assuming $2.5 million of liabilities). The gross purchase price was allocated $7.3 million to intangible assets, $3.1 million to goodwill, $5.6 million to fixed assets and reduced working capital by $0.4 million.

During fiscal 2021, the Company acquired two propane and three heating oil dealers for approximately $42.5 million (using $40.7 million in cash and assuming $1.8 million of liabilities). The gross purchase price was allocated $37.3 million to goodwill and intangible assets, $6.2 million to fixed assets and reduced working capital by $1.0 million.

During fiscal 2020, the Company acquired two heating oil dealers for approximately $3.3 million (using $3.0 million in cash and assuming $0.3 million of liabilities). The gross purchase price was allocated $3.2 million to goodwill and intangible assets, $0.6 million to fixed assets and decreased working capital by $0.5 million. The Company also completed the purchase of assets related to our fiscal 2019 acquisition of a heating oil dealer for an aggregate purchase price of approximately $1.2 million.

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

The safety of our employees and customers is paramount. We strive to ensure that all employees feel safe in their respective work environment. Throughout the COVID-19 pandemic we have continued to make deliveries and provide service to our customers. Since March 2020, a portion of our office personnel have worked remotely. We believe that our employees have adapted well and continue to be flexible to the changing working conditions.

To attract talent and meet the needs of our employees, we offer benefits packages for full-time employees. We offer a health and welfare and retirement program to all eligible employees. We also provide our employees with resources for professional development including technical training, feedback and performance reviews from supervisors, and management training.

As of September 30, 2022, we had 3,194 employees, of whom 850 were office, clerical and customer service personnel; 906 were equipment technicians; 535 were fuel delivery drivers and mechanics; 592 were management and 311 were employed in sales. Of these employees 1,445 (45%) are represented by 63 different collective bargaining agreements with local chapters of labor unions. Due to the seasonal nature of our business and depending on the demands of the 2023 heating season, we anticipate that we will augment our current staffing levels during the heating season from among the 294 employees on temporary leave of absence as of September 30, 2022. There are 25 collective bargaining agreements up for renewal in fiscal 2023, covering approximately 743 employees (23%). We believe that our relations with both our union and non-union employees are generally satisfactory.

Government Regulations

Regulations in Response to Climate Change. There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of greenhouse gas (“GHG”) emissions, in particular, from the combustion of carbon-based fossil fuels. Our heating oil and propane products are widely considered to be fossil fuels that produce GHG emissions. To combat the cause of global warming domestically, President Biden identified climate change as one of his administration’s top priorities and pledged to seek measures that would pave the path for the U.S. to achieve net zero GHG emissions by 2050. In April 2021, President Biden announced the administration’s plan to reduce the U.S. GHG emissions by at least 50% by 2030. These environmental goals earned a prominent place in the Biden administration’s $1.2 trillion infrastructure bill, which was signed into law on November 15, 2021. On August 16, 2022, President Biden signed the Inflation Reduction Act which aims to reduce GHG emissions by offering tax and other financial incentives designed to encourage homeowners to switch to alternative sources of energy other than those we sell, including a tax rebate of up to $8,000 per qualified household for the installation of an electric heat pump for a home’s primary heat source.

Numerous states and municipalities have also adopted laws and policies on climate change and emission reduction targets. For example, on July 18, 2019, the State of New York passed the Climate Leadership and Community Protection Act (“CLCPA”). Among other things, the CLCPA sets out a series of emissions reduction, renewable energy, and energy storage goals to significantly reduce the use of carbon-based fossil fuels and eventually achieve net zero GHG emissions in the state. On August 14, 2020, the New York Department of

Environmental Conservation released proposed regulations to limit statewide GHG emissions as a percentage of 1990 emissions to 60% by 2030 and to 15% by 2050. Within four years after the effective date (by July 2023), the New York Department of Environmental Conservation must adopt regulations that, in part, include measures to reduce GHG emissions from sources that have a cumulatively significant impact on statewide GHG emissions. Certain measures, such as reducing or eliminating GHG emissions from fossil fuel-burning vehicles, boilers and furnaces, if adopted, could significantly negatively impact the Company’s New York State operations, which constitute a material portion of the Company’s business.

Also, in May 2019, New York City enacted Local Law 97 as a part of the Climate Mobilization Act aimed at reducing GHG emissions by 80% from commercial and residential buildings by 2050. Starting in 2024, this law will place carbon caps on most buildings larger than 25,000 square feet. In addition, in December 2021, New York City passed Local Law 154 of 2021, which will phase out fossil fuel usage in newly constructed residential and commercial buildings starting in 2024 for lower-rise buildings, and in 2027 for taller buildings. With few exceptions, all new buildings constructed in New York City must be fully electric by 2027. As a significant percentage of our customers are located in the New York City metropolitan area, our business is subject to transition risks related to these climate change laws and policies.

Other states in which the Company operates and that are material to the Company’s operations, such as Massachusetts and New Jersey, have adopted similar GHG laws or have otherwise announced GHG reduction targets. However, whether and in what manner the CLCPA or other states’ GHG laws or targets could impact the Company remains uncertain at this time.

Environmental and Safety Regulations. We are also subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge or emission of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act, the Oil Pollution Act, and comparable state statutes. CERCLA, also known as the “Superfund” law, imposes joint and several liabilities without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a hazardous substance into the environment. Products stored and/or delivered by us and certain automotive waste products generated by our fleet are hazardous substances within the meaning of CERCLA or otherwise subject to investigation and cleanup under other environmental laws and regulations. While we are currently not involved with any material CERCLA claims, and we have implemented programs and policies designed to address potential liabilities and costs under applicable environmental laws and regulations, failure to comply with such laws and regulations could result in civil or criminal penalties or injunctive relief in cases of non-compliance or impose liability for remediation costs.

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

Risk Factors Summary

Below is a summary of material factors that make an investment in our common units speculative or risky:

Wholesale Product Cost and Supply Risks Associated with our Business

•
Significant increases in the wholesale price of home heating oil that cannot be passed on to customers may adversely affect our operating results.
•
If, due to supply constraints or shortages, we cannot purchase sufficient quantities of products to meet our customer’s needs, our business and operations will be adversely affected.
•
High product prices can lead to customer conservation and attrition, resulting in reduced demand for our products.
•
Increases in wholesale product costs may have adverse effects on our business, financial condition, results of operations, or liquidity.
•
Our hedging strategy may adversely affect our liquidity.
•
Significant declines in the wholesale price of home heating oil may cause price-protected customers to renegotiate or terminate their arrangements which may adversely impact our gross profit and operating results.
•
A significant portion of our home heating oil volume is sold to price-protected customers (ceiling and fixed), and our gross margins could be adversely affected if we are not able to effectively hedge against fluctuations in the volume and cost of product sold to these customers.
•
Our risk management policies cannot eliminate all commodity risk, basis risk, or the impact of adverse market conditions which can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. In addition, any noncompliance with our risk management policies could result in significant financial losses.
•
We rely on the continued solvency of our derivatives, insurance and weather hedge counterparties.

Risks Related to Rapid Inflation and Uncertain Economic Conditions

•
Rapid increase in inflation approaching 40-year high levels have and may continue to hurt our profitability.
•
Monetary policy actions by the U.S. Federal Reserve in response to rapid inflation have significantly increased the rate of interest payable under our Credit Agreement, which could harm our business and the trading price for our common units.
•
Economic conditions could adversely affect our results of operations and financial condition.

Risks Related to the COVID-19 Pandemic

•
The COVID-19 pandemic has caused disruptions to our operations and has impacted our business; the COVID-19 pandemic or other global health pandemics may continue to impact our business and operations in numerous ways that remain unpredictable.

Risks Related to Customer Attrition, Competition, and Demand for Our Products

•
Our operating results will be adversely affected if we continue to experience significant net customer attrition in our home heating oil and propane customer base.
•
Because of the highly competitive nature of our business, we may not be able to retain existing customers or acquire new customers, which would have an adverse impact on our business, operating results and financial condition.
•
Our operating results will be adversely affected if we experience significant net customer attrition from conversions to alternative energy products, principally natural gas or electricity.
•
If we do not make acquisitions on economically acceptable terms, our future growth will be limited.
•
Since weather conditions may adversely affect the demand for home heating oil and propane, our business, operating results and financial condition are vulnerable to warm winters.
•
Our operating results are subject to seasonal fluctuations.

Risks Related to Legal, Regulatory and Environmental Matters

•
Our results of operations and financial condition may be adversely affected by governmental regulation and associated environmental and regulatory costs.
•
Legislation in response to climate change has the potential to adversely impact the Company’s operations and reduce demand for our products and services.
•
Recent climate change legislation adopted in the State of New York and New York City has the potential to significantly negatively impact the Company’s New York operations.
•
We face possible risks and costs associated with effects of changes in climate and severe weather.
•
We are subject to operating and litigation risks that could adversely affect our operating results whether or not covered by insurance.
•
Our captive insurance company may not bring the benefits we expect.
•
Changes in tax laws or regulations may have a material adverse effect on our business, cash flow, financial condition or results of operations.

Risks Related to Information Technology and Cybersecurity

•
We depend on the use of information technology systems that have been and may in the future be a target of cyber-attacks.

Risks Related to Our Workforce

•
Our inability to identify, hire and retain qualified individuals for our workforce could slow our growth and adversely impact our ability to operate our business.
•
A substantial portion of our workforce is unionized, and we may face labor actions that could disrupt our operations or lead to higher labor costs and adversely affect our business.
•
Our obligation to fund multi-employer pension plans to which we contribute may have an adverse impact on us.

Risks Related to Ownership of Our Common Units

•
Conflicts of interest have arisen and could arise in the future.
•
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

Risks Related to Our Indebtedness

•
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
•
Restrictive covenants in our Credit Agreement may reduce our operating flexibility.
•
Under our Credit Agreement, the occurrence of a “change of control” is considered a default. We may be unable to repay borrowings under our Credit Agreement if the indebtedness outstanding thereunder is accelerated following a change of control.

General Risk Factors

•
Disruptions in our supply chain and other factors affecting the delivery of our products and services could adversely impact our business.
•
If service at our third-party terminals, the common carrier pipelines used or the barge companies we hire to move product is interrupted, our operations would be adversely affected.
•
Energy efficiency and new technology may reduce the demand for our products and adversely affect our operating results.
•
The risk of global terrorism, political unrest and war may adversely affect the economy and the price and availability of the products that we sell and have a material adverse effect on our business, financial condition and results of operations.

Wholesale Product Cost and Supply Risks Associated with our Business

Significant increases in the wholesale price of home heating oil that cannot be passed on to customers may adversely affect our operating results.

Our industry is a “margin-based” business in which gross profit depends on the excess of sales prices per gallon over supply costs per gallon. Consequently, our profitability is sensitive to increases in the wholesale product cost caused by changes in supply, geopolitical forces or other market conditions. We are experiencing a prolonged period of significant increases in the wholesale price of heating oil, which we believe is attributable to certain geopolitical forces, particularly the war in the Ukraine, and this trend may continue during fiscal 2023. Due to constraints in physical product supplies, we have from time-to time paid and may continue to pay a premium over the NYMEX-published price for spot purchases of heating oil products to ensure prompt deliveries. In certain cases, the amount of these spot premium payments have been in excess of $1.00 per gallon. (Since the end of fiscal 2022, we have paid up to $5.57 per gallon for home heating oil inclusive of the prompt-delivery premium.) The significant increase in product costs resulted in higher operating expenses, such as credit card fees, bad debt expense, and vehicle fuels, and also led to higher working capital requirements, including higher premiums and cash requirements for certain of our hedging instruments. In certain cases, we cannot pass on to our customers immediately or in full all cost increases by increasing our retail sales prices. This, in turn, negatively affects our profit margins. In an effort to retain existing accounts and attract new customers we may offer discounts, which will impact the net per gallon gross margin realized. Higher product costs also lead to customer conservation and attrition as discussed below under “Risk Factors – High product prices can lead to customer conservation and attrition, resulting in reduced demand for our products.” We cannot predict with any certainty whether the cost of our product will remain at these high levels nor can we predict the impact on future profit margins and customer attrition.

If, due to supply constraints or shortages, we cannot purchase sufficient quantities of products to meet our customer’s needs, our business and operations will be adversely affected

Constraints in physical product supplies have been caused by numerous factors, including imbalances in supply and demand of liquid product, exacerbated by the war in the Ukraine and backwardated energy markets have caused suppliers to reduce physical inventories. Approximately 80% of our expected heating oil and propane needs for our full service residential and commercial customers for the fiscal 2023 heating season are covered by physical supply contracts and inventory on-hand at the beginning of the heating season. We intend to satisfy the remainder of our customer’s needs through spot product purchases. In response to the aforementioned supply constraints, we have paid and may continue to pay premiums in addition to the wholesale product costs to ensure prompt delivery of spot purchases. Although we expect to be able to continue to make spot purchases and obtain prompt deliveries of product through the payment of a premium, supply constraints or shortages could adversely affect this practice. If we are unable to make spot purchases of product due to supply constraints or shortages, we risk having insufficient supplies to serve all of our customers’ needs, especially in the event of extremely cold weather conditions. Tight heating oil supplies also lead to higher product costs for our customers which, in turn, lead to customer conservation and attrition. As described under “Risk Factors -- Significant increases in the wholesale price of home heating oil that cannot be passed on to customers may adversely affect our operating results”, wholesale product cost increases that cannot be passed along to our customers will adversely affect our sales margins. At this time, we are unable to predict with any certainty whether we will experience supply shortages during the fiscal 2023 heating season and the impact it could have on our business, results of operations and financial condition.

High product prices can lead to customer conservation and attrition, resulting in reduced demand for our products.

Prices for our products are subject to volatile fluctuations in response to geopolitical forces, changes in supply and other market conditions. During periods of high wholesale product costs, the prices we charge our customers generally increase. High prices can lead to customer conservation and attrition, resulting in reduced demand for our products.

Increases in wholesale product costs may have adverse effects on our business, financial condition, results of operations, or liquidity.

Increases in wholesale product costs may have adverse effects on our business, financial condition and results of operations, including the following:

•
reduced profit margins;
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
•
higher bad debt expense and credit card processing costs as a result of higher selling prices; and
•
higher delivery and service vehicle fuel costs.

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

Our business requires a significant amount of working capital to finance inventory and accounts receivable generated during the heating season. Under our sixth amended and restated credit agreement ("Credit Agreement"), we may borrow up to $400 million, which increases to $550 million during the peak winter months from December through April of each fiscal year. We are obligated to meet certain financial covenants under our Credit Agreement, including the requirement to maintain at all times either excess availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the revolving credit commitment then in effect or a fixed charge coverage ratio (as defined in our Credit Agreement) of not less than 1.1. In addition, as long as our term loan is outstanding, our senior secured leverage ratio cannot be more than 3.0 as calculated as of the quarters ending June 30 or September 30, and no more than 5.5 as calculated as of the quarters ending December 31 or March 31.

At December 31, 2022, we expect to have approximately 21 million gallons of priced purchase commitments and physical inventory hedged with a futures contract or swap. If the wholesale price of heating oil increased $1 per gallon, our near term liquidity in December would be reduced by $21.0 million.

At September 30, 2022, we had approximately 104,600 customers, or 32% of our residential customer base, on the balanced payment plan in which a customer’s estimated annual oil purchases and service contract fees are paid for in a series of equal monthly payments. Increases in wholesale product prices could reduce our liquidity if we failed to recalculate the balanced payments on a timely basis or if customers resist higher balanced payments. These customers could possibly owe us more in the future than we had budgeted. Generally, customer credit balances are at their low point after the end of the heating season and at their peak prior to the beginning of the heating season.

Our hedging strategy may adversely affect our liquidity.

We purchase derivatives, futures and swaps from members of our lending group in order to mitigate exposure to market risk associated with our inventory and the purchase of home heating oil for price-protected customers. Future positions require an initial cash margin deposit and daily mark to market maintenance margin, whereas options are generally paid for as they expire. Mark-to-market exposure reduces our borrowing base and as such can reduce the amount available to us under our Credit Agreement. There was no reserve against our borrowing base for derivative instruments during fiscal 2022. The highest mark to market reserve against our borrowing base for these derivative instruments with our lending group was $13.2 million, and $20.2 million, during fiscal years 2021 and 2020, respectively.

We also purchase call options from members of our lending group and Cargill to hedge the price of the products to be sold to our price-protected customers which usually require us to pay an upfront cash payment. This reduces our liquidity, as we must pay for the option before any sales are made to the customer. We further purchase futures contracts with members of our lending group in order to mitigate exposure to market risk associated with physical inventory. Our futures contracts require an initial cash deposit and maintenance margin for changes in the market value of the contracts.

Significant declines in the wholesale price of home heating oil may cause price-protected customers to renegotiate or terminate their arrangements which may adversely impact our gross profit and operating results.

When the wholesale price of home heating oil declines significantly after a customer enters into a price protection arrangement, some customers attempt to renegotiate their arrangement in order to enter into a lower cost pricing plan with us or terminate their arrangement and switch to a competitor. Under our current price-protected programs, approximately 37.6% and 5.4% of our residential customers are respectively categorized as being either ceiling or fixed, respectively, as of September 30, 2022.

A significant portion of our home heating oil volume is sold to price-protected customers (ceiling and fixed), and our gross margins could be adversely affected if we are not able to effectively hedge against fluctuations in the volume and cost of product sold to these customers.

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

Risks Related to Rapid Inflation and Uncertain Economic Conditions

Rapid increase in inflation approaching 40-year high levels have and may continue to hurt our profitability.

The U.S. and global economies are experiencing rapid increases in inflation approaching 40-year high levels. Cost inflation including significant increases in wholesale product costs, labor rates, and domestic transportation costs have and could continue to impact profitability. Continued imbalances between supply and demand for these resources may continue to exert upward pressure on costs. Our ability to recover these cost increases through price increases may continue to lag the cost increases, resulting in downward pressure on our sales margins.

Monetary policy actions by the U.S. Federal Reserve in response to rapid inflation have significantly increased the rate of interest payable under our Credit Agreement, which could harm our business and the trading price for our common units.

Due to inflation levels reaching a nearly 40-year high in the United States, the U.S. Federal Reserve has implemented a series of interest rate increases commencing in March 2022. The U.S. central bank’s most recent rate increase raised the benchmark interest rate that influences almost all borrowing costs throughout the economy up to a target range of 3.75 to 4.00 percent — the highest since 2008 — after sitting at near-zero until March 2022. Officials at the Federal Reserve have publicly announced that the U.S. central bank would continue to increase interest rates and maintain high rates until it is certain that inflation is sufficiently reduced. The Federal Reserve’s actions have and will continue to increase the rate and amount of interest payable under our variable-rate borrowings under the Credit Agreement and will also increase the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the market price of our common units. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common units without regard to our operating performance.

Economic conditions could adversely affect our results of operations and financial condition.

Uncertainty about economic conditions poses a risk as our customers may reduce or postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services and could lead to increased conservation, as we have seen certain of our customers seek lower cost providers. Inflationary economic conditions generally affect us by increasing the cost of employee wages and benefits, transportation costs, product and service cost, credit card processing fees and bad debt from higher selling prices, and borrowings under our credit facility. Any increase in existing customers or potential new customers seeking lower cost providers and/or increase in our rejection rate of potential accounts because of credit considerations could increase our overall rate of net customer attrition. In addition, recessionary economic conditions could negatively impact the spending and financial viability of our customers; particularly our commercial motor fuel customers. As a result, we could experience an increase in bad debts from financially distressed customers, which would have a negative effect on our liquidity, results of operations and financial condition.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has caused disruptions to our operations and has impacted our business; the COVID-19 pandemic or other global health pandemics may continue to impact our business and operations in numerous ways that remain unpredictable.

Our business has been and may continue to be impacted by the effects of the ongoing COVID-19 pandemic. This pandemic and related measures taken to contain the spread of COVID-19, such as government-mandated business closures, office closures, state and local orders to “shelter in place,” and travel and transportation restrictions, have negatively affected the U.S. and global economies, disrupted U.S. and global supply chains, and led to historic levels of inflation. The impact of the pandemic on our operations, including but not limited to, the increased desire of current and prospective employees to work, from home has impacted our ability to fully staff our customer service, sales and other functions. We cannot predict how long this staffing issue will continue, but the shortage in conjunction with any kind of spike in customer activity could cause unacceptable delays in response times and increase customer losses. We have experienced, and expect that we will continue to experience, an increase in wage rates to fill vacant positions and we might need to adjust the current wage rates of existing employees. The combination of staffing shortages and absenteeism due to COVID-related illnesses has resulted in more deliveries at premium overtime rates which has impacted and may continue to impact our results of operations and financial condition. Further, certain of our customers’ financial condition may continue to be adversely impacted as a result of the impacts of COVID-19, or another global public health pandemic, which could result in reduced demand or impact their ability to pay for our products and services. An extended period of global supply chain and economic disruption caused by COVID-19 and its variants or other global public health pandemics could materially affect our business, results of operations, access to sources of liquidity and financial condition.

Risks Related to Customer Attrition, Competition, and Demand for Our Products

Our operating results will be adversely affected if we continue to experience significant net customer attrition in our home heating oil and propane customer base.

The following table depicts our gross customer gains, gross customer losses and net customer attrition from fiscal year 2018 to fiscal year 2022. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customer gains that are obtained through marketing efforts or lost at newly acquired businesses are included in these calculations from the point of closing going forward. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis from the closing date.

	Fiscal Year Ended September 30,
	2022	2021	2020	2019	2018
Gross customer gains	11.9%	10.7%	12.2%	12.9%	13.0%
Gross customer losses	15.6%	14.6%	15.6%	18.3%	16.2%
Net attrition	(3.7%)	(3.9%)	(3.4%)	(5.4%)	(3.2%)

The gain of a new customer does not fully compensate for the loss of an existing customer because of the expenses incurred during the first year to add a new customer. Typically, the per gallon margin realized from a new account added is less than the margin of a customer that switches to another provider. Customer losses are the result of various factors, including but not limited to:

•
wholesale product price volatility;
•
price competition;
•
warmer than normal weather;
•
customer relocations and home sales/foreclosures;
•
credit worthiness;

•
service disruptions; and
•
conversions to natural gas and electricity.

Periods of high wholesale product costs due to energy market volatility, product supply constraints and inflation have added to our difficulty in reducing net customer attrition. Warmer than normal weather has also contributed to an increase in attrition as customers perceive less need for a full-service provider like ourselves.

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

Our operating results will be adversely affected if we experience significant net customer attrition from conversions to alternative energy products, principally natural gas or electricity.

The following table depicts our estimated customer losses to natural gas conversions for the last five fiscal years. Losses to natural gas in our footprint for the home heating oil industry could be greater or less than our estimates.

	Fiscal Year Ended September 30,
	2022	2021	2020	2019	2018
Customer losses to natural gas conversion	(1.5)%	(1.1)%	(1.1)%	(1.4)%	(1.3)%

In addition to our direct customer losses to natural gas competition, any conversion to natural gas or electricity by a heating oil consumer in our geographic footprint reduces the pool of available customers from which we can gain new heating oil customers, and could have a material adverse effect on our business, operating results and financial condition.

If we do not make acquisitions on economically acceptable terms, our future growth will be limited.

Generally, heating oil and propane are secondary energy choices to new housing construction, because natural gas is usually selected when natural gas infrastructure exists. In certain geographies, utilities are building out their natural gas infrastructure. As such, our industry is not a growth industry. Accordingly, future growth will depend on our ability to make acquisitions on economically acceptable terms. We cannot assure that we will be able to identify attractive acquisition candidates in our sector in the future or that we will be able to acquire businesses on economically acceptable terms. Adverse operating and financial results may limit our access to capital and adversely affect our ability to make acquisitions. Under the terms of our Credit Agreement, we are restricted from making any individual acquisition in excess of $25.0 million without the lenders’ approval. In addition, to make an acquisition, we are required to have Availability (as defined in our Credit Agreement) of at least $40.0 million, on a historical pro forma and forward-looking basis. Furthermore, as long as the bank term loan is outstanding, we must be in compliance with the senior secured leverage ratio (as defined in our Credit Agreement). These covenant restrictions may limit our ability to make acquisitions. Any acquisition may involve potential risks to us and ultimately to our unitholders, including:

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

Weather conditions in regions in which we operate have a significant impact on the demand for home heating oil and propane because our customers depend on this product largely for space heating purposes. As a result, weather conditions may materially adversely impact our business, operating results and financial condition. During the peak-heating season of October through March, sales of home heating oil and propane historically have represented approximately 80% of our annual volume sold. Actual weather conditions can vary substantially from year to year or from month to month, significantly affecting our financial performance. Climate change may result in increased weather volatility. See “Risk Factors – We face possible risks and costs associated with the effects of changes in climate and severe weather.” Warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized and, consequently, our results of operations. Temperatures in the locations we operate have been warmer than normal for the last three fiscal years and this trend may continue due to climate change or other unforeseeable reasons.

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

For fiscal year 2023, we entered into weather hedging contracts under which we are entitled to a payment capped at $12.5 million if degree days are less than the Payment Threshold and we are obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold. However, there can be no assurance that such weather hedge contracts would fully or substantially offset the adverse effects of warmer weather on our business and operating results during such period or that colder weather will result in enough profit to offset a payment by the Company to its provider. There can be no assurance that weather hedge contracts on historical terms and prices will continue to be available. If the Company is unable to secure weather insurance and temperatures are warmer than planned during the heating season, our results of operations and financial condition may be adversely affected.

Our operating results are subject to seasonal fluctuations.

Our operating results are subject to seasonal fluctuations since the demand for home heating oil and propane is greater during the first and second fiscal quarter of our fiscal year, which is the peak heating season. The seasonal nature of our business has resulted on average in the last five years in the sale of approximately 30% of our volume of home heating oil and propane in the first fiscal quarter and 50% of our volume in the second fiscal quarter of each fiscal year. As a result, we generally realize net income in our first and second fiscal quarters and net losses during our third and fourth fiscal quarters and we expect that the negative impact of seasonality on our third and fourth fiscal quarter operating results will continue. Thus any material reduction in the profitability of the first and second quarters for any reason, including warmer than normal weather and wholesale product price volatility, generally cannot be made up by any significant profitability improvements in the results of the third and fourth quarters.

Risks Related to Legal, Regulatory and Environmental Matters

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

Legislation in response to climate change has the potential to adversely impact the Company’s operations and reduce demand for our products and services.

There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of greenhouse gas (“GHG”) emissions, in particular, from the combustion of carbon-based fossil fuels. Our heating oil and propane products are widely considered to be fossil fuels that produce GHG emissions. To combat the cause of global warming domestically, President Biden identified climate change as one of his administration’s top priorities and pledged to seek measures that would pave the path for the U.S. to achieve net zero GHG emissions by 2050. In April 2021, President Biden announced the administration’s plan to reduce the U.S. GHG emissions by at least 50% by 2030. These environmental goals earned a prominent place in the Biden administration’s $1.2 trillion infrastructure bill, which was signed into law on November 15, 2021. On August 16, 2022, President Biden signed the Inflation Reduction Act which aims to reduce GHG emissions by offering tax and other incentives desired to encourage homeowners to switch to alternative sources of energy than the ones we sell. Numerous states and municipalities have adopted laws and policies on climate change and emission reduction targets. For example, as discussed below under “Risk Factor - Recent climate change legislation adopted in the State of New York and New York City has the potential to significantly negatively impact the Company’s New York operations,” the State of New York and New York City have recently adopted legislation aimed at reducing GHG emissions. Massachusetts, New Jersey and other states in our operating footprint have passed similar laws or have otherwise announced GHG reduction targets. At this time, we cannot predict whether, when or in what form climate change legislation provisions and renewable energy standards may be enacted and what the impact of any such legislation or standards may have on our business, financial conditions or operations in the future.

Recent climate change legislation adopted in the State of New York and New York City has the potential to significantly negatively impact the Company’s New York operations.

On July 18, 2019, the State of New York passed the Climate Leadership and Community Protection Act (“CLCPA”). Among other things, the CLCPA sets out a series of emissions reduction, renewable energy, and energy storage goals to significantly reduce the use of carbon-based fossil fuels and eventually achieve net zero GHG emissions in the state. On August 14, 2020, the New York Department of Environmental Conservation released proposed regulations to limit statewide GHG emissions as a percentage of 1990 emissions to 60% by 2030 and to 15% by 2050. Within four years after the effective date (by July 2023), the New York Department of Environmental Conservation must adopt regulations that, in part, include measures to reduce GHG emissions from sources that have a cumulatively significant impact on statewide GHG emissions. Certain measures, such as reducing or eliminating GHG emissions from fossil fuel-burning vehicles, boilers and furnaces, if adopted, could significantly negatively impact the Company’s New York State operations, which constitute a material portion of the Company’s business. Other states in which the Company operates and that are material to the Company’s operations, such as Massachusetts and New Jersey, have adopted similar GHG laws or have otherwise announced GHG reduction targets. However, whether and in what manner the CLCPA or other states’ GHG laws or targets could impact the Company remains uncertain at this time.

Also, in May 2019, New York City enacted Local Law 97 as a part of the Climate Mobilization Act aimed at reducing GHG emissions by 80% from commercial and residential buildings by 2050. Starting in 2024, this law will place carbon caps on most buildings larger than 25,000 square feet. In addition, in December 2021, New York City passed Local Law 154, which will phase out fossil fuel usage in newly constructed residential and commercial buildings starting in 2024 for lower-rise buildings, and in 2027 for taller buildings. With few exceptions, all new buildings constructed in New York City must be fully electric by 2027.

As a material portion of our operations are conducted in the State of New York and approximately 49% of our customer base is located in the New York City metropolitan area, our business is subject to transition risks related to these climate change laws and policies.

We face possible risks and costs associated with effects of changes in climate and severe weather.

We cannot predict changes in climate. The physical effects of changes in climate could have a material adverse effect on our business and operations. In addition, a possible consequence of changes in climate is increased volatility in seasonal temperatures. If there is an overall trend of warmer winter temperatures, it could adversely affect the demand for our products. See “Risk Factors – Since weather conditions may adversely affect the demand for home heating oil and propane, our business, operating results and financial condition are vulnerable to warm winters.” To the extent that changes in climate impact weather patterns, our markets could experience severe weather, including hurricanes. If the frequency or magnitude of severe weather conditions or natural disasters such as hurricanes, blizzards or earthquakes increase, as a result of changes in climate or for other reasons, our results of operations and our financial performance could be negatively impacted by the extent of damage to our facilities or to our customers’ residential homes and business structures, or of disruption to the supply or delivery of the products we sell. Hurricanes and other natural disasters and extreme weather conditions could also cause disruptions in the power grid, which could prevent our customers from operating their home heating oil systems, thereby reducing our sales.

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

As we self-insure workers’ compensation, automobile general liability and medical claims up to pre-established limits, we establish liabilities based upon expectations as to what our ultimate liability will be for claims based on our historical factors. We evaluate on an annual basis the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2022, we had approximately $79.9 million of insurance liabilities.

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

Risks Related to Information Technology and Cybersecurity

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

For example, in July 2021, we detected a security incident that resulted in the encryption of certain of our information technology systems. Promptly upon discovery of the incident, we launched an investigation with the assistance of an outside cybersecurity firm, notified law enforcement, and took steps to address the incident and restore full operations. As a result of our investigation of the incident, we do not believe any personal information belonging to customers was involved. However, we believe that an unauthorized third party exfiltrated and/or accessed certain employee personal identifying information (“PII”) and/or protected health information (“PHI”) relating to employee health insurance plans and human resources information, residing on some of the affected systems. We have since restored full operational capacity and were able to continue to serve our customers without interruption. We do not believe that this incident had a material adverse effect on our business, operations or financial results. However, we cannot be certain that that similar cyber-attacks will not occur in the future. Any future cyber-attacks or incidents may have a material adverse effect on our business, operations or financial results.

Cyber-attacks are increasing in their frequency, levels of persistence, and sophistication and intensity. Furthermore, because the techniques used to obtain unauthorized access to, or to disrupt, information technology systems change frequently, we may be unable to anticipate these techniques or implement security measures that would prevent them. We may also experience security breaches that may remain undetected for an extended period. If another cyber-attack were to occur and cause interruptions in our operations, it could have a material adverse effect on our revenues and increase our operating and capital costs, which could reduce the amount of cash otherwise available for distribution. To the extent that a future cyber-attack, security breach or other such disruption results in a loss or damage to the Company’s data, or the disclosure of PII, PHI or other personal or proprietary information, including customer or employee information, it could cause significant damage to the Company’s reputation, affect relationships with its customers, vendors and employees, lead to claims against the Company, and ultimately harm our business. In addition, we may be required to incur additional costs to mitigate, remediate and protect against damage caused by cyber-attacks, security breaches or other such disruptions in the future. We have paid and may continue to pay significantly higher insurance premiums to maintain cyber insurance coverage, and even if we are able to maintain cyber insurance coverage, it may not be sufficient in amounts and scope to cover all harm sustained by the Company in any future cyber-attack or other data security incident.

Risks Related to Our Workforce

Our inability to identify, hire and retain qualified individuals for our workforce could slow our growth and adversely impact our ability to operate our business.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees to meet the needs of our business. A number of factors may adversely affect the workforce available to us or increase labor costs, including high employment levels, federal unemployment subsidies, and other government regulations. We have experienced and may continue to experience shortages of qualified individuals to fill available positions. Competition for qualified employees have caused us and may continue to cause us to pay higher wages and provide greater benefits. We place a heavy emphasis on the qualification and training of our personnel and spend a significant amount of time and money on training our team members. Any inability to recruit and retain qualified individuals may result in higher turnover and increased labor costs, could compromise the quality of our service, and could have a material adverse effect on our business, financial condition and results of operations. The COVID-19 pandemic exacerbated staffing complexities for us. The COVID-19 pandemic has also resulted in aggressive competition for talent, wage inflation and pressure to improve benefits and workplace conditions to remain competitive. Maintaining adequate staffing in our customer-facing departments and hiring and training staff has been significantly complicated by the impacts of the COVID-19 pandemic on our business. Due to the highly competitive wage pressure resulting from the labor shortage, our existing wages and benefits programs may make it materially more difficult for us to attract and retain the best talent. Our failure to recruit and retain employees in a timely manner or higher team member turnover levels all could affect our ability to service our customers leading to customer attrition, and we may experience higher than projected labor costs. In addition, we deliver our products primarily by truck. We compete with other entities for drivers and service technicians’ labor, including entities that do not have seasonal businesses such as ours. The shortages of drivers, has caused an increase in the cost of transportation for us. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation or as a result of general macroeconomic factors, could have a material adverse impact on the company’s operations, results of operations, liquidity or cash flows.

A substantial portion of our workforce is unionized, and we may face labor actions that could disrupt our operations or lead to higher labor costs and adversely affect our business.

As of September 30, 2022, approximately 45% of our employees were covered under 63 different collective bargaining agreements. As a result, we are usually involved in union negotiations with several local bargaining units at any given time. There can be no assurance that we will be able to negotiate the terms of any expired or expiring agreement on terms satisfactory to us. Although we consider our relations with our employees to be generally satisfactory, we may experience strikes, work stoppages or slowdowns in the future. If our unionized workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition. Moreover, our non-union employees may become subject to labor organizing efforts. If any of our current non-union facilities were to unionize, we could incur increased risk of work stoppages and potentially higher labor costs.

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

Risks Related to Ownership of Our Common Units

Conflicts of interest have arisen and could arise in the future.

Conflicts of interest have arisen and could arise in the future as a result of relationships between the general partner and its affiliates, on the one hand, and us or any of our limited partners, on the other hand. As a result of these conflicts, the general partner may favor its own interests and those of its affiliates over the interests of the unitholders. The nature of these conflicts is ongoing and includes the following considerations:

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

Our Credit Agreement imposes restrictions on our ability to pay distributions to unitholders, including the need to maintain certain covenants. (See the sixth amended and restated credit agreement and Note 13 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings).

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

At September 30, 2022, we had outstanding under our sixth amended and restated revolving credit facility agreement a $165.0 million term loan, $20.3 million under the revolver portion of the agreement, $5.1 million of letters of credit, and our availability was $189.4 million. We did not have to provide collateral for our hedge positions. In July 2022, the Company had refinanced its five-year term loan and the revolving credit facility with the execution of the sixth amended and restated revolving credit facility agreement, which increased the amount due under our term loan to $165 million, enabled the Company to borrow up to $400 million ($550 million during the heating season of December through April of each year) subject to certain borrowing base limitations and coverage ratios, and extended the term of the facility to July 6, 2027. (See the sixth amended and restated credit agreement and Note 13 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings). Exclusive of the term loan, during the last three fiscal years we have utilized as much as $213.9 million of our Credit Agreement in borrowings, letters of credit and hedging reserve. Our substantial indebtedness and other financial obligations could:

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
•
engage in other lines of business.

These restrictions could limit our ability to obtain future financings, make capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. Our Credit Agreement also requires us to maintain specified financial ratios and satisfy other financial conditions. Our ability to meet those financial ratios and conditions can be affected by events beyond our control, such as weather conditions and general economic conditions. Accordingly, we may be unable to meet those ratios and conditions.

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

A disruption within our supply chain network could adversely affect our ability to deliver our products and services in a timely manner, cause an increase in wholesale prices and a decrease in supply, lost sales, customer attrition, increased supply chain costs, or damage to our reputation. For example, we have experienced supply chain disruptions in the procurement of certain HVAC equipment and home generators, which we believe are attributable to the COVID-19 pandemic-related shortages of materials and labor. Such disruptions may result from weather-related events; natural disasters; international trade disputes or trade policy changes or restrictions; tariffs or import-related taxes; third-party strikes, lock-outs, work stoppages or slowdowns; shortages of supply chain labor, including truck drivers; shipping capacity constraints, including shortages of related equipment; third-party contract disputes; supply or shipping interruptions or costs; military conflicts; acts of terrorism; public health issues, including pandemics and related shut-downs, re-openings, or other actions by the government; civil unrest; or other factors beyond our control. Recently, U.S. ports, including those located on the East coast where we receive shipments of products, have been impacted by capacity constraints, port congestion and delays, periodic labor disputes, security issues, weather-related events, and natural disasters, which have been further exacerbated by the pandemic. Disruptions to our supply chain due to any of the factors listed above could negatively impact our financial performance or financial condition.

Hurricanes and other natural disasters and extreme weather conditions could also cause disruptions in the power grid, which could prevent our customers from operating their home heating oil systems, thereby reducing our sales.

If service at our third-party terminals, the common carrier pipelines used or the barge companies we hire to move product is interrupted, our operations would be adversely affected.

The products that we sell are transported in either barge, pipeline or in truckload quantities to third-party terminals where we have contracts to temporarily store our products. Any significant interruption in the service of these third-party terminals, the common carrier pipelines used or the barge companies that we hire to move product would adversely affect our ability to obtain product.

Energy efficiency and new technology may reduce the demand for our products and adversely affect our operating results.

Increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, such as electric heat pumps, have adversely affected the demand for our products by retail customers. Future conservation measures or technological advances in heating, conservation, energy generation or other devices might reduce demand and adversely affect our operating results.

The risk of global terrorism, political unrest and war may adversely affect the economy and the price and availability of the products that we sell and have a material adverse effect on our business, financial condition and results of operations.

Terrorist attacks, political unrest and war may adversely impact the price and availability of the products that we sell, our results of operations, our ability to raise debt or equity capital and our future growth. As discussed above under “Risk Factor - Significant increases in the wholesale price of home heating oil that cannot be passed on to customers may adversely affect our operating results," we believe that the war in Ukraine and other geopolitical forces have caused a sustained period of high wholesale product costs, which has impacted our profit margins and operating results. An act of terror could result in disruptions of crude oil supplies, markets and facilities, and the source of the products that we sell could be direct or indirect targets. Terrorist activity may also hinder our ability to transport our products if our normal means of transportation become damaged as a result of an attack. Instability in the financial markets as a result of terrorism could also affect our ability to raise capital. Terrorist activity could likely lead to increased volatility in the prices of our products.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently provide services to our customers in the United States in twelve states and the District of Columbia, ranging from Massachusetts to Maryland from 41 principal operating locations and 77 depots, 53 of which are owned and 65 of which are leased. As of September 30, 2022, we had a fleet of 1,168 truck and transport vehicles, the majority of which were owned, 1,219 service and 377 support vehicles, the majority of which were leased. Our obligations under our Credit Agreement are secured by liens and mortgages on substantially all of the Company’s and subsidiaries’ real and personal property.

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

	SGU – Common Unit Price Range				Distributions Declared
	High		Low		per Unit
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Year	Year	Year	Year	Year	Year
Quarter Ended	2022	2021	2022	2021	2022	2021
December 31,	$11.35	$9.98	$9.85	$9.07	$0.1425	$0.1325
March 31,	$11.28	$10.80	$9.75	$9.31	$0.1425	$0.1325
June 30,	$11.67	$12.03	$9.08	$10.10	$0.1525	$0.1425
September 30,	$10.15	$11.89	$8.00	$9.58	$0.1525	$0.1425

As of November 30, 2022, there were approximately 197 holders of record of common units.

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

According to the terms of our Partnership Agreement, minimum quarterly distributions on the common units accrue at the rate of $0.0675 per quarter ($0.27 on an annual basis). The information concerning restrictions on distributions required by Item 5 of this Report is incorporated by reference to Note 4 to the Company’s Consolidated Financial Statements - Quarterly Distribution of Available Cash. The Credit Agreement imposes certain restrictions on our ability to pay distributions to unitholders. In order to pay any distributions to unitholders or repurchase Common Units, the Company must maintain Availability (as defined in the Credit Agreement) of $60 million, 15% of the facility size of $400 million (assuming the non-seasonal aggregate commitment is in effect), on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase. (See Note 13 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings).

On October 20, 2022, we declared a quarterly distribution of $0.1525 per unit, or $0.61 per unit on an annualized basis, on all Common Units with respect to the fourth quarter of fiscal 2022, paid on November 8, 2022, to holders of record on October 31, 2022. The amount of distributions in excess of the minimum quarterly distribution of $0.0675, were distributed in accordance with our Partnership Agreement, subject to management incentive compensation plan. As a result, $5.5 million was paid to the Common Unit holders, $0.3 million to the general partner unit holders (including $0.3 million of incentive distribution as provided in our Partnership Agreement) and $0.3 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Unit Repurchase Plans and Retirement

Note 5 to the Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the fiscal year ended September 30, 2022 is incorporated into this Item 5 by reference.

ITEM 6. (RESERVED)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K (this “Report”) includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including the impact of geopolitical events, such as the war in the Ukraine, and its impact on wholesale product cost volatility, the price and supply of the products that we sell, our ability to purchase sufficient quantities of product to meet our customer’s needs, rapid increases in levels of inflation approaching 40-year highs, uncertain economic conditions, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, the effect of weather conditions on our financial performance, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, natural gas conversions, the impact of the novel coronavirus, or COVID-19, pandemic and future global health pandemics, on US and global economies, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including climate change, environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, cyber-attacks, increases in interest rates, global supply chain issues, labor shortages and new technology. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the headings “Risk Factors,” “Business Strategy” and “Management’s Discussion and Analysis.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Liquid Product Price Volatility

Volatility, which is reflected in the wholesale price of liquid products, including home heating oil, propane and motor fuels, has a larger impact on our business when prices rise. Home heating oil consumers are sensitive to heating cost increases, and this often leads to customer conservation and increased gross customer losses. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces, and, most recently, the war in the Ukraine, and is closely linked to the price of diesel fuel. The volatility in the wholesale cost of diesel fuel as measured by the New York Mercantile Exchange (“NYMEX”), for the fiscal years ending September 30, 2018, through 2022, on a quarterly basis, is illustrated in the following chart (price per gallon):

	Fiscal 2022 (a), (b)		Fiscal 2021		Fiscal 2020		Fiscal 2019		Fiscal 2018
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$2.06	$2.59	$1.08	$1.51	$1.86	$2.05	$1.66	$2.44	$1.74	$2.08
March 31	2.36	4.44	1.46	1.97	0.95	2.06	1.70	2.04	1.84	2.14
June 30	3.27	5.14	1.77	2.16	0.61	1.22	1.78	2.12	1.96	2.29
September 30	3.13	4.01	1.91	2.34	1.08	1.28	1.75	2.08	2.05	2.35

a)
On November 30, 2022, the NYMEX ultra low sulfur diesel contract closed at $3.36 per gallon or $0.10 per gallon higher than the average of $3.26 in Fiscal 2022.
b)
In fiscal 2022, the Company's spot purchases of home heating oil greatly exceeded the published NYMEX price due to our suppliers charging a premium over NYMEX for prompt delivery.

During the second, third and fourth quarters of fiscal 2022, the wholesale price of home heating oil was extremely volatile and we experienced a significant increase in the cost of our product which adversely impacted our liquidity. We believe these circumstances are attributable to supply and demand imbalances, exacerbated by the war in the Ukraine. The cost of home heating oil, as measured by the New York Mercantile Exchange (“NYMEX”), was $2.36 per gallon on January 1, 2022, peaked at $5.14 on April 28, 2022 and closed at $3.37 on September 30, 2022. From time-to-time, the Company (as well as our competition) paid a premium over the NYMEX-published price for product purchased to ensure prompt delivery. The significant increase in product costs resulted in higher operating expenses, such as credit card fees, bad debt expense, and vehicle fuels, and also led to higher working capital requirements, including higher premiums and cash requirements for certain of our hedging instruments. Our seasonal working capital needs increased to fund these higher product costs and the cash required to finance our operating activities increased over $100 million. Further, our credit availability (as defined in our Credit Agreement) was reduced as the Company used a portion of its cash flow to finance these higher working capital needs and to satisfy margin requirements on our hedged inventory positions. The Company accessed $100 million of its seasonal working capital line which increased the revolving credit facility to a total of $400 million as of March 31, 2022 to finance its additional working capital needs, which resulted in an increase in interest expense. The Company believes that it may experience a slowing of collection of our accounts over the next few months as our customers respond to higher product prices, and customers may defer or curtail liquid product purchases in response to the higher product prices.

Since the end of fiscal 2022, we have paid up to $5.57 per gallon for home heating oil inclusive of a premium over the published NYMEX index charged by our suppliers for prompt deliveries. We cannot predict if the cost of our product will remain at these high levels nor can we predict the impact on future profit margins and customer attrition.

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

To date, we have not experienced any supply chain issues impacting our ability to deliver petroleum products to our customers as a result of COVID-19. However, we have experienced and may continue to see disruptions in the procurement of service and installation materials. Since March 2020, we have implemented various measures in response to the COVID-19 pandemic, such as permitting office personnel to work remotely. While these measures have not significantly impacted our ability to serve our customers to date, these measures may become strained or result in service delays.

As a result of the COVID-19 pandemic, and in order to protect the safety and health of our workforce and our customers, we have expanded certain employee benefit programs and have incurred additional operating costs such as sanitizing our facilities, providing personal protective equipment for our employees and providing IT infrastructure to allow many office, clerical, sales and customer service employees to work from home. During fiscal 2022 and 2021, the annual cost of these undertakings was approximately $2.0 million.

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

As of September 30, 2022, we had accounts receivable of $138.3 million, of which $82.9 million was due from residential customers and $55.4 million due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If past due balances increase from historic levels, our future ability to borrow would be reduced.

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

Under the Company’s sixth amended and restated credit agreement, in order to pay distributions and repurchase Common Units we must maintain availability of $60 million, 15% of the facility size of $400 million (assuming the non-seasonal aggregate commitment is not outstanding) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase or distribution.

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

Estimated Depreciation and Amortization Expense

(in thousands) Fiscal Year	Book	Tax
2022	$33,553	$34,026
2023	30,495	23,954
2024	25,194	21,070
2025	21,135	20,540
2026	16,947	19,896
2027	15,045	18,072

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

Under these contracts, we are entitled to a payment if the total number of degree days within the hedge period is less than the applicable “Payment Thresholds,” or strikes. For fiscal 2022 and 2021, we entered into weather hedging contracts under which we are entitled to a payment capped at $12.5 million if degree days are less than the Payment Threshold and we are obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year. For the fiscal 2022 and 2021, we recorded a $1.1 million benefit and a $3.4 million benefit, respectively. For fiscal 2023, the Company has entered into weather hedging contracts with similar arrangements.

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

Customer Attrition

We measure net customer attrition on an ongoing basis for our full service residential and commercial home heating oil and propane customers. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customers that are obtained through marketing efforts or lost at newly acquired businesses are included in these calculations from the point of closing going forward. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis from the closing date. Gross customer losses are the result of a number of factors, including price competition, move-outs, credit losses, conversions to natural gas and service disruptions. When a customer moves out of an existing home, we count the “move out” as a loss, and if we are successful in signing up the new homeowner, the “move in” is treated as a gain. The impact of certain geopolitical forces, particularly the war in the Ukraine, on liquid product prices could increase future attrition due to higher losses from credit related issues.

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2022			2021			2020
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	19,800	18,500	1,300	19,100	19,900	(800)	23,900	23,100	800
Second Quarter	12,700	17,300	(4,600)	12,600	17,800	(5,200)	12,600	18,200	(5,600)
Third Quarter	6,400	14,300	(7,900)	6,700	12,300	(5,600)	8,000	13,600	(5,600)
Fourth Quarter	11,400	15,800	(4,400)	9,500	14,900	(5,400)	10,700	15,800	(5,100)
Total	50,300	65,900	(15,600)	47,900	64,900	(17,000)	55,200	70,700	(15,500)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2022			2021			2020
	Gross Customer		Net	Gross Customer		Net	Gross Customer		Net
	Gains	Losses	Gains / (Attrition)	Gains	Losses	Gains / (Attrition)	Gains	Losses	Gains / (Attrition)
First Quarter	4.7%	4.4%	0.3%	4.4%	4.6%	(0.2)%	5.3%	5.1%	0.2%
Second Quarter	3.0%	4.1%	(1.1)%	2.9%	4.1%	(1.2)%	2.8%	4.0%	(1.2)%
Third Quarter	1.5%	3.4%	(1.9)%	1.3%	2.6%	(1.3)%	1.8%	3.0%	(1.2)%
Fourth Quarter	2.7%	3.7%	(1.0)%	2.1%	3.3%	(1.2)%	2.3%	3.5%	(1.2)%
Total	11.9%	15.6%	(3.7)%	10.7%	14.6%	(3.9)%	12.2%	15.6%	(3.4)%

For fiscal 2022, the Company lost 15,600 accounts (net), or 3.7%, of its home heating oil and propane customer base, compared to 17,000 accounts lost (net), or 3.9%, of its home heating oil and propane customer base, during fiscal 2021. Gross customer gains were 2,400 higher than the prior year’s comparable period, and gross customer losses were 1,000 accounts higher primarily due to product prices, customer credit cancellations and fuel conversions.

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

During fiscal 2022, we estimate that we lost (1.5%) of our home heating oil and propane accounts to natural gas conversions versus (1.1%) for fiscal 2021 and (1.1%) for fiscal 2020. Losses to natural gas in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates.

Acquisitions

The timing of acquisitions and the types of products sold by acquired companies impact year-over-year comparisons. During fiscal 2022, the Company acquired five heating oil dealers. During fiscal 2021 the Company acquired two propane and three heating oil dealers. The following tables detail the Company’s acquisition activity and the associated volume sold during the 12-month period prior to the date of acquisition.

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

Sale of Certain Assets

In October 2022 we sold certain assets, which included a customer list of approximately 6,500 customers, for $2.7 million. The following table details sales generated from the assets sold:

	Years Ended September 30,
(in thousands)	2022	2021	2020
Volume:
Home heating oil and propane	2,147	2,163	2,345
Motor fuel and other petroleum products	27	37	38
Sales:
Petroleum products	$9,355	$6,102	$6,524
Installations and services	1,323	1,384	1,292
Total Sales	$10,678	$7,486	$7,816

Protected Price Account Renewals

A substantial majority of the Company’s price-protected customers have agreements with us that are subject to annual renewal in the period between April and November of each fiscal year. If a significant number of these customers elect not to renew their price-protected agreements with us and do not continue as our customers under a variable price-plan, the Company’s near term profitability, liquidity and cash flow will be adversely impacted. As of November 30, 2022, the wholesale cost of home heating oil as measured by the New York Mercantile Exchange was $3.36 per gallon, approximately $1.30 per gallon higher than at November 30, 2021. Based on these recent prices, our price-protected customers will be offered renewal contracts at significantly higher prices than last year which, may adversely impact the acceptance rate of these renewals.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company and its subsidiaries and should be read in conjunction with the historical financial and operating data and Notes thereto included elsewhere in this Annual Report.

Fiscal Year Ended September 30, 2022

Compared to Fiscal Year Ended September 30, 2021

Volume

For fiscal 2022, the retail volume of home heating oil and propane sold decreased by 9.8 million gallons, or 3.2%, to 296.1 million gallons, compared to 305.9 million gallons for fiscal 2021. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for fiscal 2022 were 0.5% warmer than fiscal 2021 and 9.3% warmer than normal, as reported by NOAA. For fiscal 2022, net customer attrition for the base business was 3.7%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

Heating Oil
(in millions of gallons)	and Propane
Volume - Fiscal 2021	305.9
Net customer attrition	(13.4)
Impact of warmer temperatures	(1.0)
Acquisitions	7.4
Sale of certain propane assets	(0.2)
Other	(2.6)
Change	(9.8)
Volume - Fiscal 2022	296.1

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers, and commercial/industrial/other customers for fiscal 2022 compared to fiscal 2021:

	Twelve Months Ended
Customers	September 30, 2022	September 30, 2021
Residential Variable	44.0%	43.0%
Residential Price-Protected (Ceiling and Fixed Price)	43.3%	44.9%
Commercial/Industrial/Other	12.7%	12.1%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold decreased by 4.0 million gallons, or 2.6%, to 150.1 million gallons for fiscal 2022, compared to 154.1 million gallons for fiscal 2021.

Product Sales

For fiscal 2022, product sales increased $494.0 million, or 41.0%, to $1,698.3 million, compared to $1,204.3 million in fiscal 2021, as an increase in selling prices more than offset a decline in total volume sold. The increase in selling prices was largely attributable to an increase in wholesale product cost of $1.1379 per gallon, or 69.4%.

Installations and Services Sales

For fiscal 2022, installation and service sales increased $15.5 million, or 5.3%, to $308.3 million, compared to $292.8 million for fiscal 2021, as economic activity increased as many COVID-19 restrictions were removed. During fiscal 2021, we ceased making non-emergency service calls, and we believe that some customers deferred the installation of new equipment.

Cost of Product

For fiscal 2022, cost of product increased $485.0 million, or 64.3%, to $1,239.6 million, compared to $754.6 million for fiscal 2021, as the impact of a $1.1379 per gallon, or 69.4%, increase in wholesale product cost more than offset a decrease in total volume sold.

Gross Profit—Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for fiscal 2022 increased by $0.0569 per gallon, or 4.3%, to $1.3935 per gallon, from $1.3366 per gallon during fiscal 2021. We cannot assume that the per gallon margins realized during fiscal 2022 are sustainable for future periods. Product sales and cost of product include home heating oil, propane, motor fuel, other petroleum products and liquidated damages billings.

	Twelve Months Ended
	September 30, 2022		September 30, 2021
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	296.1		305.9
Sales	$1,170.6	$3.9539	$881.5	$2.8816
Cost	$758.0	$2.5604	$472.6	$1.5450
Gross Profit	$412.6	$1.3935	$408.9	$1.3366

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	150.1		154.1
Sales	$527.7	$3.5156	$322.8	$2.0951
Cost	$481.6	$3.2083	$282.0	$1.8304
Gross Profit	$46.1	$0.3073	$40.8	$0.2647

Total Product	Amount (in millions)		Amount (in millions)
Sales	$1,698.3		$1,204.3
Cost	$1,239.6		$754.6
Gross Profit	$458.7		$449.7

For fiscal 2022, total product gross profit was $458.7 million, which was $9.0 million, or 2.0%, higher than fiscal 2021, as a decrease in home heating oil and propane volume ($13.1 million) was more than offset by the impact of an increase in home heating oil and propane margins ($16.8 million) and an increase in gross profit from other petroleum products ($5.3 million).

Cost of Installations and Services

Total installation costs for fiscal 2022 increased to $98.8 million, compared to $90.1 million for fiscal 2021, primarily due to increased installation revenues. Installation costs as a percentage of installation sales were 81.6% for fiscal 2022 and 81.5% for fiscal 2021. A return to a normal level of installation sales, as many COVID-19 restrictions were removed, drove the increase in installation activity. Gross profit from installations increased by $1.9 million.

Service expense increased by $9.2 million, or 5.3%, to $183.9 million for fiscal 2022, representing 98.2% of service sales, versus $174.7 million, or 95.9% of service sales, for fiscal 2021. Service expense rose as the Company resumed normal service work and activity that was curtailed during the fiscal 2021 due to COVID-19. A large proportion of our service expenses are incurred under fixed-fee prepaid service contract arrangements, therefore trends in service expenses may not directly correlate to trends in the related revenues. Gross profit from service decreased $4.3 million.

We realized a combined gross profit from services and installations of $25.6 million for fiscal 2022 compared to a combined gross profit of $28.0 million for fiscal 2021, a $2.4 million decrease in profitability.

(Increase) Decrease in the Fair Value of Derivative Instruments

During fiscal 2022, the change in the fair value of derivative instruments resulted in a $17.3 million charge as an increase in the market value for unexpired hedges (a $4.9 million credit) was more than offset by a $22.2 million charge due to the expiration of certain hedged positions.

During fiscal 2021, the change in the fair value of derivative instruments resulted in a $36.1 million credit due to an increase in the market value for unexpired hedges (a $23.6 million credit) and a $12.5 million credit due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For fiscal 2022, delivery and branch expenses increased $25.6 million, or 7.8%, to $353.5 million, compared to $327.9 million for fiscal 2021, reflecting an $18.5 million, or 5.6%, increase in expense within the base business, additional costs from acquisitions of $4.8 million and a $2.3 million lower benefit recorded from the Company’s weather hedges. In the base business, higher sales, that were driven by an increase product cost, resulted in $7.0 million of additional bad debts and credit card fees. Also, medical related expenses increased $2.5 million in the base business. Higher diesel and gasoline costs drove a $1.7 million increase in vehicle fuel costs. The remaining increase of expenses in the base business of $7.3 million, or 2.2% was due to wage, benefits and other expense increases. For fiscal 2022, we recorded a benefit of $1.1 million our weather hedge program that reduced delivery and branch expenses, versus a benefit of $3.4 million as for fiscal 2021 due to warmer temperatures during the weather hedge period of November 1st through March 31st.

Depreciation and Amortization Expenses

For fiscal 2022, depreciation and amortization expense decreased $0.9 million, or 2.6%, to $32.6 million, compared to $33.5 million for fiscal 2021, primarily due to lower amortization expense related to intangible assets that fully amortized in the prior fiscal year.

General and Administrative Expenses

For fiscal 2022, general and administrative expenses decreased $0.2 million, or 0.9%, to $24.9 million, compared to $25.1 million for fiscal 2021, as a $0.9 million increase in salaries and benefits expense was more than offset by a $1.1 million decrease in profit sharing expense. The Company accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees. This amount is payable when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool adjusts accordingly based on Adjusted EBITDA levels achieved.

Finance Charge Income

For fiscal 2022, finance charge income increased by $1.6 million, or 55.5%, to $4.5 million compared to $2.9 million for fiscal 2021, primarily due to higher customer late payment charges.

Interest Expense, Net

For fiscal 2022, net interest expense increased by $2.7 million, or 34.0%, to $10.5 million compared to $7.8 million for fiscal 2021. The year-over-year change was driven by an increase in average borrowings of $86.3 million from $139.0 million for fiscal 2021 to $225.3 million for fiscal 2022, that more than offset a decrease in the weighted average interest rate from 4.0% for fiscal 2021 to 3.7% for fiscal 2022, due to a higher percentage of our average borrowings being under our revolving credit facility, which carries a lower effective interest rate than our term loan. To hedge against rising interest rates, the Company utilizes interest rate swaps. At September 30, 2022, $54.0 million, or 33%, of Star’s long-term debt was fixed.

Amortization of Debt Issuance Costs

For fiscal 2022, amortization of debt issuance costs was $1.0 million, essentially unchanged from fiscal 2021.

Income Tax Expense

For fiscal 2022, the Company’s income tax expense decreased by $20.0 million to $13.7 million, from $33.7 million for fiscal 2021, due primarily to a decrease in income before income taxes of $72.4 million that was partially offset by an increase in the effective income tax rate from 27.7% for the fiscal 2021 to 28.0% for fiscal 2022. The increase in the effective income tax rate was primarily due to state income taxes.

Net Income

For fiscal 2022, net income decreased $52.4 million, or 59.8%, to $35.3 million, primarily due to an unfavorable change in the fair value of derivative instruments of $53.4 million, and a decrease in Adjusted EBITDA of $17.2 million, that was partially offset by a decrease in the Company’s income tax expense of $20.0 million.

Adjusted EBITDA

For fiscal 2022, Adjusted EBITDA decreased by $17.2 million, or 13.5%, to $110.3 million compared to fiscal 2021, as the impact of a decline in home heating oil and propane volume of 9.8 million gallons and an increase in operating expenses more than offset an increase in home heating oil and propane per gallon margins of $0.0569, or 4.3%.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provide additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Twelve Months Ended September 30,
(in thousands)	2022	2021
Net income	$35,288	$87,737
Plus:
Income tax expense	13,738	33,675
Amortization of debt issuance cost	955	972
Interest expense, net	10,472	7,816
Depreciation and amortization	32,598	33,485
EBITDA (a)	93,051	163,685
(Increase) / decrease in the fair value of derivative instruments	17,286	(36,138)
Adjusted EBITDA (a)	110,337	127,547

Add / (subtract)
Income tax expense	(13,738)	(33,675)
Interest expense, net	(10,472)	(7,816)
Provision (recovery) for losses on accounts receivable	5,411	(248)
Increase in receivables	(43,463)	(15,171)
Increase in inventories	(21,105)	(11,472)
Increase in customer credit balances	5,804	3,054
Change in deferred taxes	(3,181)	11,361
Change in other operating assets and liabilities	4,314	(4,703)
Net cash provided by operating activities	$33,907	$68,877
Net cash used in investing activities	$(32,626)	$(50,326)
Net cash provided by (used in) financing activities	$8,572	$(70,695)

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

Fiscal Year Ended September 30, 2021

Compared to Fiscal Year Ended September 30, 2020

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within the Form 10-K for the fiscal year ended September 30, 2021 for the fiscal 2021 to fiscal 2020 comparative discussion.

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

During fiscal 2022, cash provided by operating activities decreased $35.0 million to $33.9 million, compared to $68.9 million provided by operating activities during fiscal 2021. Higher per gallon product costs drove an increase in receivables on a comparable basis (including accounts receivable, customer credit balance accounts and hedging settlement receivables) of $23.7 million. While accounts receivable were higher by $38.6 million, or 38.7%, during fiscal 2022 than fiscal 2021, days' sales outstanding remained fairly consistent with the prior year. The higher product cost also drove a $9.6 million increase in cash required to purchase liquid product inventory and contributed to a $4.0 million increase in net cash paid for certain hedge positions We also had a $8.8 million reduction in cash flows from operations. These cash flow changes were partially offset by a $5.1 million favorable change in accounts payable due to the pricing and timing of inventory purchases, $3.9 million less payroll tax payments ($7.8 million of fiscal 2020 payroll taxes deferred to fiscal 2021, partially offset by $3.9 million more in payroll taxes in the first fiscal quarter of 2022 versus the first fiscal quarter of 2021 as the result of deferring payment of certain payroll tax withholdings in first quarter of fiscal 2021 to the first quarter of fiscal 2023), and $2.1 million of other changes in working capital.

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

Investing Activities

Our capital expenditures for fiscal 2022 totaled $18.7 million, as we invested in our fleet and other equipment ($7.7 million), refurbished certain physical plants ($3.4 million), purchased a strategic property ($3.0 million), expanded our propane operations ($2.7 million) and invested in computer hardware and software ($1.9 million).

During fiscal 2022, we deposited $1.0 million, and invested another $0.8 million, into an irrevocable trust to secure certain liabilities for our captive insurance company. The cash deposited into the trust is shown on our balance sheet as captive insurance collateral and, correspondingly, reduced cash on our balance sheet. We believe that investments into the irrevocable trust will lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

During fiscal 2022, the Company acquired five heating oil dealers for approximately $15.6 million (using $13.1 million in cash and assuming $2.5 million of liabilities). The gross purchase price was allocated $7.3 million to intangible assets, $3.1 million to goodwill, $5.6 million to fixed assets, and reduced by $0.4 million in negative working capital.

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

During fiscal 2021, the Company acquired two propane and three heating oil dealers for approximately $42.5 million (using $40.7 million in cash and assuming $1.8 million of liabilities). The gross purchase price was allocated $37.3 million to goodwill and intangible assets and $6.2 million to fixed assets, and reduced by $1.0 million in negative working capital.

On October 27, 2020, the Company sold certain propane assets for cash proceeds of $6.1 million.

Financing Activities

During fiscal 2022, we refinanced our five-year term loan and the revolving credit facility with the execution of the sixth amended and restated revolving credit facility agreement. The $165 million of proceeds from the new term loan were used to repay the $95.9 million outstanding balance of the term loan and $69.1 million of the $200.2 million of revolving credit facility borrowings under the old credit facility. We also paid an additional $2.5 million of debt issuance costs, repaid an additional net balance of $119.4 million under our revolving credit facility, repaid an additional $14.6 million of our term loan, repurchased 3.0 million Common Units for $30.8 million in connection with our unit repurchase plan, and paid distributions of $22.1 million to our Common Unit holders and $1.1 million to our General Partner unit holders (including $1.0 million of incentive distributions as provided in our Partnership Agreement).

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

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, geopolitical and business conditions, especially in light of the war in the Ukraine and the impact of COVID-19 and, weather, the ability to collect current and future accounts receivable, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation, inflation and other factors. Our liquidity was impacted by the volatility in wholesale price of home heating oil and a significant increase in the cost of our product. The significant increase in product costs resulted in higher operating expenses for the year, such as credit card fees, bad debt expense, and vehicle fuels, and also led to higher hedging costs for certain of our hedging instruments. Our seasonal working capital needs increased to fund these higher product costs and the cash required to finance our operating activities increased over $100 million. Further, our credit availability (as defined in our Credit Agreement) was reduced as the Company used a portion of its cash flow to finance these higher working capital needs and to satisfy margin requirements on our hedged inventory positions. During fiscal 2022, the Company accessed $100 million of its seasonal working capital line, which increased the revolving credit facility to a total of $400 million to finance its additional working capital needs, which resulted in an increase in interest expense. The Company believes that it may experience a slowing of collection of our accounts receivable over the next few months as our customers respond to higher product prices.

Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of September 30, 2022 ($14.6 million) or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and from subsequent seasonal reductions in inventory and accounts receivable. As of September 30, 2022, we had accounts receivable of $138.3 million of which $82.9 million is due from residential customers and $55.4 million is due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If these balances do not meet the eligibility tests as found in our sixth amended and restated credit agreement, our ability to borrow will be reduced and our anticipated cash flow from operating activities will also be reduced. As of September 30, 2022, we had $20.3 million borrowings under our revolving credit facility, $165.0 million outstanding under our term loan, and $5.1 million in letters of credit outstanding. We did not have to provide collateral for our hedge positions with the bank group.

On July 6, 2022, the Company refinanced its credit facility agreement and entered into a new sixth amended and restated revolving credit facility agreement with a bank syndicate of ten participants. Under the terms of the sixth amended and restated credit agreement, we are required to maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the maximum facility size and a fixed charge coverage ratio of not less than 1.1. We are also required to maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 5.5 as of December 31st or March 31st. As of September 30, 2022, Availability, as defined in the sixth amended and restated revolving credit facility agreement, was $189.4 million and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for fiscal 2023 are estimated to be approximately $10.6 million, excluding the capital requirements for leased fleet which we currently estimate to be $10.7 million. In addition, we plan to invest approximately $2.2 million in our propane operations. Distributions for fiscal 2023, at the current quarterly level of $0.1525 per unit, would result in aggregate payments of approximately $21.8 million to Common Unit holders, $1.2 million to our General Partner (including $1.1 million of incentive distribution as provided for in our Partnership Agreement) and $1.1 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. Under the terms of our sixth amended and restated revolving credit facility agreement, our term loan is repayable in quarterly payments of $4.1 million. We deposited $1.0 million in September 2022 for fiscal 2023 into our captive insurance company. Further, subject to any additional liquidity issues or concerns resulting from wholesale price volatility, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no special purpose entities or off balance sheet debt.

Long-term contractual obligations, except for our long-term debt and New England Teamsters and Trucking Industry Pension Fund withdrawal obligations and operating leases liabilities, are not recorded in our consolidated balance sheet. Non-cancelable purchase obligations are obligations we incur during the normal course of business, based on projected needs. The Company had no capital lease obligations as of September 30, 2022.

The table below summarizes the payment schedule of our contractual obligations at September 30, 2022 (in thousands):

	Payments Due by Fiscal Year
	Total	2023	2024 and 2025	2026 and 2027	Thereafter
Debt obligations (a)	$185,276	$32,651	$33,000	$119,625	$—
Operating lease obligations (b)	116,746	22,024	40,419	28,446	25,857
Purchase obligations and other (c)	57,914	12,653	9,899	4,777	30,585
Interest obligations (d)	42,296	20,068	13,514	8,714	—
	$402,232	$87,396	$96,832	$161,562	$56,442

(a)
Reflects payments due of debt existing as of September 30, 2022, considering the terms of our sixth amended and restated credit agreement. (See Note 13 - Long-Term Debt and Bank Facility Borrowings)
(b)
Represents various operating leases for office space, trucks, vans and other equipment with third parties. Maturities of operating leases are presented undiscounted. (See Note 16 - Leases)
(c)
Represents non-cancelable commitments as of September 30, 2022 for operations such as customer related invoice and statement processing, voice and data phone/computer services, real estate taxes on leased property and our undiscounted future payment obligations to the New England Teamsters and Trucking Industry Pension Fund.
(d)
Reflects interest obligations on our term loan due July 2027 and the unused commitment fee on the revolving credit facility.

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

Critical Accounting Estimates

Self-Insurance Liabilities

We currently self-insure a portion of workers’ compensation, auto, general liability and medical claims. We establish and periodically evaluate self-insurance liabilities based upon expectations as to what our ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience, including frequency, severity, demographic factors and other actuarial assumptions, supplemented with the support of a qualified third-party actuary. As of September 30, 2022, we had approximately $79.9 million of self-insurance liabilities. The ultimate resolution of these claims could differ materially from the assumptions used to calculate the self-insurance liabilities, which could have a material adverse effect on results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At September 30, 2022, we had outstanding borrowings totaling $185.3 million, of which $131.3 are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $0.9 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at September 30, 2022, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $13.6 million to a fair market value of $31.6 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $11.2 million to a fair market value of $6.8 million.

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

Our general partner’s chief executive officer and our chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2022. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of September 30, 2022.

The effectiveness of our internal control over financial reporting as of September 30, 2022 has been audited by our independent registered public accounting firm, as stated in their report which is included at Item 8 – Financial Statements and Supplementary Data.

(c) Change in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Other.

Our general partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of our general partner have concluded, as of September 30, 2022, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

As of November 30, 2022, Kestrel Heat owned 325,729 general partner units. In November 2021, Kestrel Heat made an in-kind distribution of 500,000 common units, representing approximately 1% of the issued and outstanding common units, to Kestrel, which, in turn, made an in-kind distribution of such units, pro rata, to its members.

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

Directors and Executive Officers of the General Partner

Directors are appointed for an indefinite term, subject to the discretion of Kestrel. The following table shows certain information for directors and executive officers of the general partner as of November 30, 2022:

Name	Age	Position
Paul A. Vermylen, Jr.	75	Chairman, Director
Jeffrey M. Woosnam	54	President, Chief Executive Officer and Director
Richard F. Ambury	65	Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Jeffrey S. Hammond	60	Chief Operating Officer
Joseph R. McDonald	53	Chief Customer Officer
Henry D. Babcock(1)	82	Director
C. Scott Baxter(1)	61	Director
David M. Bauer(1)	53	Director
Daniel P. Donovan	76	Director
Bryan H. Lawrence	80	Director
William P. Nicoletti (1)	77	Director

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

Meetings of Directors

During fiscal 2022, the Board of Directors of Kestrel Heat met five times. All directors attended each meeting.

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

During fiscal 2022, the Audit Committee of Kestrel Heat, LLC met five times. All committee members attended each meeting.

Reimbursement of Expenses of the General Partner

The general partner does not receive any management fee or other compensation for its management of the Company. The general partner is reimbursed for all expenses incurred on behalf of the Company, including the cost of compensation that are properly allocable to the Company. The Partnership Agreement provides that the general partner shall determine the expenses that are allocable to the Company in any reasonable manner determined by the general partner in its sole discretion. In addition, the general partner and its affiliates may provide services to the Company for which a reasonable fee would be charged as determined by the general partner. There were no reimbursements of the General Partner in fiscal year 2022.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on copies of reports furnished to us, we believe that during fiscal year 2022, all reporting persons complied with the Section 16(a) filing requirements applicable to them.

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

Throughout this Report, each person who served as chief executive officer (“CEO”) during fiscal 2022, each person who served as chief financial officer (“CFO”) during fiscal 2022 and the two other most highly compensated executive officers serving at September 30, 2022 (there being no other executive officers) are referred to as the “named executive officers” and are included in the Executive Compensation Table.

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

Compensation Methodology

The elements of our compensation program for named executive officers are intended to provide a total incentive package designed to drive performance and reward contributions in support of business strategies at the Company. Subject to the terms of employment agreements that have been entered into with the named executive officers, all compensation determinations are discretionary and subject to the decision-making authority of the Board of Directors. We do not use benchmarking as a fixed criterion to determine compensation. Rather, after subjectively setting compensation based on the policies discussed above under “Compensation Philosophy and Policies”, we reviewed the compensation paid to officers holding similar positions at our peer group companies and certain information for privately held companies to obtain a general understanding of the reasonableness of base salaries and other compensation payable to our named executive officers. Our peer group of public companies was comprised of the following companies: Atmos Energy Corporation, Ferrellgas Partners, L.P., Global Partners, L.P., New Jersey Resources Corporation, Sprague Resources, L.P. and Suburban Propane Partners, L.P. We chose these companies because they are engaged in the distribution of energy products like us.

Elements of Executive Compensation

For the fiscal year ended September 30, 2022, the principal components of compensation for the named executive officers were:

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

The majority of the Company’s compensation allocation is weighted towards base salary and annual discretionary profit sharing allocation. In addition, during fiscal 2022, an aggregate of $434,431 was paid to the named executive officers under the terms of the management incentive compensation plan and represented a small portion of the executive compensation that was paid to these officers. If we are successful in increasing the overall level of distributions payable to unitholders, the amounts payable to the named executive officers under the management incentive compensation plan should increase.

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

There are no set formulas for determining the amount payable to our named executive officers from the profit sharing plan. Factors considered by our CEO and the Board in determining the level of profit sharing allocations generally include, without assigning a particular weight to any factor:

•
whether or not we achieved certain budgeted goals for the year and any material shortfalls or superior performances relative to expectations. Under the plan, no profit sharing was payable with respect to fiscal 2022 unless we achieved actual adjusted EBITDA for fiscal 2022 of at least 70% of the amount of budgeted adjusted EBITDA for fiscal 2022;
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

The pro rata share payable to each participant under the Plan is based on the number of participation points as described under “Fiscal 2022 Compensation Decisions—Management Incentive Compensation Plan.” The amount paid in Incentive Distributions is governed by the Partnership Agreement and Available Cash (as defined in our Partnership Agreement) is distributed to the holders of our common units and general partner units in the following manner:

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

We distributed $1,027,685 in Incentive Distributions under the Plan during fiscal 2022, including payments to the named executive officers of approximately $434,431. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its general partner units within the next 12 months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

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

Fiscal 2022 Compensation Decisions

For fiscal 2022, the foregoing elements of compensation were applied as follows:

Base Salary

The following table sets forth each named executive officer’s base salary as of October 1, 2022 and the percentage increase in base salary over October 1, 2021. The current base salaries for our named executive officers were determined based upon the factors discussed under the caption “Base Salary.” The average percentage increase in base salary for executives in our peer group was approximately 5.3%.

Name	Salary	Percentage Change From Prior Year
Jeffrey M. Woosnam	$457,000	3.9%
Richard F. Ambury	$456,092	2.5%
Jeffrey S. Hammond	$341,215	3.5%
Joseph R. McDonald	$341,215	3.5%

Annual Discretionary Profit Sharing Allocation

Based on the annual performance reviews for our CEO and named executive officers, the Board approved annual profit sharing allocations as reflected in the “Summary Compensation Table” and notes thereto. For fiscal 2022, the profit sharing amounts reflected in the Summary Compensation Table are 14.5% lower than fiscal 2021 for Messrs. Woosnam, Ambury, Hammond and McDonald.

One of our primary performance measures is Adjusted EBITDA, as defined under the Profit Sharing Plan. For fiscal 2022, Adjusted EBITDA (as calculated under the Profit Sharing Plan) decreased by $17.4 million, or 13.7%, to $109.3 million compared to fiscal 2021. For our peer group, the average percentage increase in Adjusted EBITDA was 3.2%, and the average total compensation increased by 5.3%.

Another performance measure is acquisitions. During fiscal 2022, the Company acquired five heating oil dealers that generate approximately 8.5 million gallons of home heating oil and propane annually. Messrs. Woosnam, Ambury, Hammond and McDonald were instrumental in the successful integration of these transactions.

On July 6, 2022, the Company refinanced its credit facility with a bank syndicate of ten participants, which enables the Company to borrow up to $400 million ($550 million during the heating season of December through April of each year) on a revolving line of credit for working capital, provides for a $165 million five-year senior secured term loan and extends the maturity date of the previous agreement to July 6, 2027. Mr. Ambury led this refinancing initiative.

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

In fiscal 2022, $434,431 was paid to the named executive officers under the Plan as indicated in the following chart:

Name	Points	Percentage	Management Incentive Payments
Jeffrey M. Woosnam	60	5.5%	56,056
Richard F. Ambury	235	21.4%	219,551
Jeffrey S. Hammond	50	4.5%	46,713
Joseph R. McDonald	120	10.9%	112,111
Other Plan Participants (a)	635	57.7%	593,254
Total	1,100	100%	$1,027,685
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

Change in Control Agreements

Change in control arrangements are included in the employment agreement for Mr. Woosnam, Chief Executive Officer and we have entered into a Change in Control Agreement with Mr. Ambury, Chief Financial Officer. Under the terms of each agreement, if either of these executive officers is terminated within 180 days following a change in control (as defined in the agreement), he will be entitled to a payment equal to two times his base annual salary in the year of such termination plus two times the average amount paid as a bonus and/or as profit sharing during the three years preceding the year of such termination. The term change in control means the present equity owners of Kestrel Heat and their affiliates collectively cease to beneficially own equity interests having the voting power to elect at least a majority of the members of the Board of Directors or other governing board of the general partner or any successor entity. If a change in control were to have occurred and their employment was terminated as of the date of this Report, Mr. Woosnam would have received a payment of $2,358,167 and Mr. Ambury would have received a payment of $2,058,001.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information about the ratio of the annual total compensation, calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K of our CEO, Jeffrey M. Woosnam and the annual total compensation of our median employee. For fiscal 2022, our last completed fiscal year, our CEO’s total compensation was $1,193,103, versus our median employee compensation of

$70,342. This reflects a CEO pay ratio of 17:1. We identified our median compensation employee by examining total compensation paid for fiscal year 2022 to all individuals, excluding Mr. Woosnam, who were employed by us on September 30, 2022, the last day of our fiscal year based on payroll records. No assumptions, adjustments or estimates were made in respect of total compensation, except that we annualized the compensation of any employee that was not employed with us for all of fiscal year 2022, excluding seasonal and temporary employees.

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

The Board of Directors reviewed and discussed with the Company’s management the Compensation Discussion and Analysis contained in this annual report on Form 10-K. Based on that review and discussion, the Board of Directors recommends that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year ended September 30, 2022.

Paul A. Vermylen, Jr.

Jeffrey M. Woosnam

Henry D. Babcock

David M. Bauer

C. Scott Baxter

Daniel P. Donovan

Bryan H. Lawrence

William P. Nicoletti

Executive Compensation Table

The following table sets forth the annual salary compensation, bonus and all other compensation awards earned and accrued by the named executive officers in the fiscal year.

	Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Bonus	Unit Awards	Option Awards	Non- Equity Incentive Plan Comp.(1)	Change in Pension Value and Nonqualified Deferred Comp. Earnings (2)	All Other Comp.(6)	Total
Jeffrey M. Woosnam	2022	$448,500	—	—	—	$641,250	$—	$103,353	$1,193,103
President and Chief	2021	$432,501	—	—	—	$750,000	$—	$97,639	$1,280,140
Executive Officer (3)	2020	$402,500	—	—	—	$775,000	$—	$94,956	$1,272,456
Richard F. Ambury	2022	$450,530	—	—	—	$508,725	$—	$271,226	$1,230,481
Chief Financial Officer,	2021	$439,542	—	—	—	$595,000	$2,073	$246,158	$1,282,773
Treasurer and Executive	2020	$428,821	—	—	—	$615,000	$32,355	$226,701	$1,302,877
Vice President
Jeffrey S. Hammond	2022	$335,445	—	—	—	$475,380	$—	$93,524	$904,349
Chief Operating	2021	$324,103	—	—	—	$556,000	$—	$89,618	$969,721
Officer (4)	2020	$313,142	—	—	—	$575,000	$—	$84,977	$973,119
Joseph R. McDonald	2022	$335,445	—	—	—	$475,380	$—	$159,499	$970,324
Chief Customer	2021	$324,103	—	—	—	$556,000	$—	$146,555	$1,026,658
Officer (5)	2020	$313,142	—	—	—	$575,000	$—	$136,947	$1,025,089

(1)
Payable pursuant to the Company’s profit sharing pool, which is described under “Compensation Discussion and Analysis – Profit Sharing Allocation.”
(2)
We have two frozen defined benefit pension plans that we sometimes refer to in this Report as the Petro defined benefit pension plan and the Meenan defined benefit pension plan, where participants are not accruing additional benefits. Mr. Ambury also participated in a tax-qualified supplemental employee retirement plan which, prior to being frozen in 1997, represented contributions to an employee plan to compensate for a reduction in certain benefits prior to 1997. Included in Mr. Ambury’s amounts for the Change in Pension Value and Nonqualified Deferred Comp. Earnings are $0, $333 and $5,197 for fiscal years 2022, 2021, and 2020 respectively, for the actuarial changes in the value of his frozen supplemental employee retirement plan. The change in all the named executive’s pension values (including the supplemental employee retirement plan) are non-cash, and reflect normal adjustments resulting from changes in discount rates and government mandated mortality tables.
(3)
Mr. Woosnam was appointed President and Chief Executive Officer on March 18, 2019.
(4)
Mr. Hammond was appointed Chief Operating Officer on March 18, 2019.
(5)
Mr. McDonald was appointed Chief Customer Officer on March 18, 2019.
(6)
All other compensation is subdivided as follows:

Name	Management Incentive Compensation Plan	Company Match and Core Contribution to 401(K) Plan	Car Allowance or Monetary Value for Personal Use of Company Owned Vehicle	Total
Jeffrey M. Woosnam	$56,056	$17,973	$29,324	$103,353
Richard F. Ambury	$219,551	$22,875	$28,800	$271,226
Jeffrey S. Hammond	$46,713	$17,811	$29,000	$93,524
Joseph R. McDonald	$112,111	$17,347	$30,041	$159,499

	Grants of Plan-Based Awards
		Estimated Future Payouts Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan			All Other Stocks Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date (1)	Threshold ($)	Target ($) (2)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Option Awards
Jeffrey M.
Woosnam	7/21/09	—	$641,250	—	—	—	—	—	—	—	—
Richard F.
Ambury	7/21/09	—	$508,725	—	—	—	—	—	—	—	—
Jeffrey S.
Hammond	7/21/09	—	$475,380	—	—	—	—	—	—	—	—
Joseph R.
McDonald	7/21/09	—	$475,380	—	—	—	—	—	—	—	—

(1)
On July 21, 2009, the Board of Directors authorized the continuance of the annual profit sharing plan, subject to its power to terminate the plan at any time. Profit sharing allocations are described under “Compensation Philosophy and Policies—Profit Sharing Allocations.”
(2)
The annual profit sharing plan does not provide for thresholds or maximums; the amounts listed represent the actual awards to the named executive officers for fiscal 2022.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercises and Stock Vested

None.

Pension Plans Pursuant to Which Named Executive Officers Have an Accumulated Benefit But Are Not Currently Accruing Benefits

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Richard F. Ambury (1)	Retirement Plan	13	$253,626	$—
	Supplemental Employee Retirement Plan	—	$48,539	$—
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

Name	Potential Payments Upon Termination	Potential Payments Following a Change of Control
Jeffrey M. Woosnam	$457,000	$2,358,167
Richard F. Ambury	$456,092	$2,058,001

Compensation of Directors

	Director Compensation Table - Fiscal Year 2022
Name	Fees Earned or Paid in Cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
Paul A. Vermylen, Jr. (1)	$126,000	—	—	—	$—	$69,527	$195,527
Daniel P. Donovan (4)	$67,500	—	—	—	$—	$343,389	$410,889
Henry D. Babcock (5)	$88,804	—	—	—	$—	$—	$88,804
David M. Bauer (5)	$88,804	—	—	—	$—	$—	$88,804
C. Scott Baxter (5)	$88,804	—	—	—	$—	$—	$88,804
Bryan H. Lawrence (6)	$—	—	—	—	$—	$—	$—
William P. Nicoletti (7)	$101,108	—	—	—	$—	$—	$101,108

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
(4)
The amount included for Mr. Donovan in all other compensation represents $280,278 for amounts paid to him under the management incentive compensation plan, and $63,111 for pension payments.
(5)
Mr. Babcock, Mr. Bauer and Mr. Baxter are Audit Committee members.
(6)
Mr. Lawrence has chosen not to receive any fees as a director of the general partner of Star.
(7)
Mr. Nicoletti is Chairman of the Audit Committee.

Each non-management director receives an annual fee of $62,200 plus $1,500 for each regular and telephonic meeting attended. The Chairman of the Audit Committee receives an annual fee of $24,900 while other Audit Committee members receive an annual fee of $12,450. Each member of the Audit Committee receives $1,500 for every regular and telephonic meeting attended. The non-executive Chairman of the Board receives an annual fee of $120,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership as of November 30, 2022 of common units and general partner units by:

(1)
Kestrel and certain beneficial owners;
(2)
each of the named executive officers and directors of Kestrel Heat;
(3)
all directors and executive officers of Kestrel Heat as a group; and
(4)
each person the Company knows to hold 5% or more of the Company’s units.

Except as indicated, the address of each person is c/o Star Group, L.P. at 9 West Broad, Street, Suite 310, Stamford, Connecticut 06902.

	Common Units		General Partner Units
Name	Number	Percentage	Number	Percentage
Kestrel (a)	—	*	325,729	100.00%
Paul A. Vermylen, Jr. (b)	1,345,983	3.76%
Henry D. Babcock (c)	104,121	*
William P. Nicoletti	35,506	*
Bryan H. Lawrence	1,263,863	3.53%
C. Scott Baxter	—	*
David M. Bauer (d)	1,254,662	3.51%
Daniel P. Donovan	25,000	*
Richard F. Ambury (e)	43,390	*
Jeffrey M. Woosnam	15,000	*
Joseph R. McDonald	6,500	*
Jeffrey S. Hammond	5,000	*
All officers and directors and Kestrel Heat, LLC as a group (12 persons)	4,099,025	11.46%	325,729	100.00%
Bandera Partners, LLC, et al. (f)	3,676,427	10.28%
Stephen M. Lessing (g)	2,010,000	5.62%

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
(f)
According to Amendment No. 4 to Schedule 13G jointly filed by Bandera Partners, LLC, Gregory Bylinsky and Jefferson Gramm with the SEC on September 12, 2022. Includes 206,483 common units directly owned by Mr. Gramm and 4,827 common units directly owned by Mr. Bylinsky. Bandera Partners, LLC is the investment manager of Bandera Master Fund L.P. which directly owns the remaining 3,465,117 common units reported on the Schedule 13G dated September 12, 2022.
(g)
According to a Schedule 13G filed by Stephen M. Lessing with the SEC on February 4, 2022.

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

In connection with the Company’s acquisition of assets that currently form part of the Company’s Pennsylvania operations, the Company (through one of its wholly-owned subsidiaries) entered into an agreement to lease certain real estate from the seller of such assets in September 1994. The seller of such assets and the original lessor of the real estate was an entity in which Douglas Woosnam, the father of Jeffrey Woosnam, our president and chief executive officer, held a direct, material interest. Since September 1994, the original lease agreement has been amended and extended multiple times. Further, the original lessor assigned the lease to Douglas Woosnam. The last such amendment and extension occurred in January 2019, prior to the time that Jeff Woosnam became an executive officer of the Company. Pursuant to the terms of that amendment, the lease was extended for an additional period commencing September 13, 2021 and ending September 12, 2026. The total rent for the five-year period commencing September 13, 2021 is $1,004,250.00, payable in 60 monthly payments of $16,737.50 each. The Company has the option to extend the lease for two additional five year periods at an increased minimum rent rate of 2% and 3%, respectively. The lease and all amendments were negotiated at arms’ length and the rent payable on a per square foot basis is comparable to the per square foot rental rates of similar commercial property in Southampton, Pennsylvania. The Company is responsible for taxes, insurance, utilities and maintenance of the premises. For the fiscal year ended September 30, 2022, we paid $200,850 in the aggregate to the lessor under the lease agreement.

Other than the lease agreement discussed above, for the years ended September 30, 2022, 2021, and 2020, Star had no related party transactions or agreements pursuant to Item 404 of Regulation S-K.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents the aggregate fees for professional audit services rendered by KPMG LLP including fees for the audit of our annual financial statements for the fiscal years 2022 and 2021, and for fees billed and accrued for other services rendered by KPMG LLP (in thousands).

	2022	2021
Audit Fees (1)	$2,127	$2,425
Tax Fees (2)	395	393
Total Fees	$2,522	$2,818

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

ITEM 16. FORM 10-K SUMMARY

None.

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

3.3	Third Amended and Restated Agreement of Limited Partnership (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K with the Commission on November 6, 2017.)

10.1	Amended and Restated Management Incentive Compensation Plan† (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K with the Commission on July 20, 2012.)

10.2	Form of Indemnification Agreement for Officers and Directors (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K with the Commission on July 21, 2006.)

10.3	Form of Amendment No. 1 to Indemnification Agreement (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K with the Commission on October 23, 2006.)

10.4	Modification of Profit Sharing Plan† (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 10, 2014.)

10.5

Change in Control Agreement dated December 4, 2007 between Star Gas Partners, L.P. and Richard F. Ambury† (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 7, 2007.)

10.6

Employment Agreement dated April 28, 2008 between Star Gas Partners, L.P. and Richard Ambury† (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 10, 2008.)

10.7

Letter Agreement, dated as of June 19, 2019, between the Company and Jeffrey M. Woosnam regarding employment (Incorporated by reference to an exhibit to Registrant’s Current Report on Form 8-K dated June 21, 2019.)

10.8	Sixth Amended and Restated Credit Agreement, dated as of July 6, 2022 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated July 6, 2022.)

10.9	Sixth Amended and Restated Pledge and Security Agreement, dated as of July 6, 2022 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated July 6, 2022.)

14	Code of Business Conduct and Ethics (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 14, 2014.)

21*	Subsidiaries of the Registrant (Filed herewith.)

31.1*	Certification of Chief Executive Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed Herewith

† Employee compensation plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the general partner has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 7th day of December, 2022:

STAR GROUP, L.P.

By:	KESTREL HEAT, LLC (General Partner)
By:	/s/ Jeffrey M. Woosnam
Jeffrey M. Woosnam
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Jeffrey M. Woosnam	President and Chief Executive Officer and Director Kestrel Heat, LLC	December 7, 2022
Jeffrey M. Woosnam

/s/ Richard F. Ambury	Chief Financial Officer, Executive Vice President, Treasurer and Secretary (Principal	December 7, 2022
Richard F. Ambury	Financial Officer) Kestrel Heat, LLC

/s/ Cory A. Czekanski	Vice President—Controller (Principal Accounting Officer) Kestrel Heat, LLC	December 7, 2022
Cory A. Czekanski

/s/ Paul A. Vermylen, Jr.	Non-Executive Chairman of the Board and Director Kestrel Heat, LLC	December 7, 2022
Paul A. Vermylen, Jr.

/s/ Henry D. Babcock	Director Kestrel Heat, LLC	December 7, 2022
Henry D. Babcock

/s/ C. Scott Baxter	Director Kestrel Heat, LLC	December 7, 2022
C. Scott Baxter

/s/ David M. Bauer	Director Kestrel Heat, LLC	December 7, 2022
David M. Bauer

/s/ Daniel P. Donovan	Director Kestrel Heat, LLC	December 7, 2022
Daniel P. Donovan

/s/ Bryan H. Lawrence	Director Kestrel Heat, LLC	December 7, 2022
Bryan H. Lawrence

/s/ William P. Nicoletti	Director Kestrel Heat, LLC	December 7, 2022
William P. Nicoletti

STAR GROUP, L.P. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page
Part II Financial Information:
Item 8—Financial Statements
Report of Independent Registered Public Accounting Firm (KPMG LLP, Stamford, CT, Auditor Firm ID: 185)	F-2 – F-3
Consolidated Balance Sheets as of September 30, 2022 and September 30, 2021	F-4
Consolidated Statements of Operations for the years ended September 30, 2022, September 30, 2021 and September 30, 2020	F-5
Consolidated Statements of Comprehensive Income for the years ended September 30, 2022, September 30, 2021 and September 30, 2020	F-6
Consolidated Statements of Partners’ Capital for the years ended September 30, 2022, September 30, 2021 and September 30, 2020	F-7
Consolidated Statements of Cash Flows for the years ended September 30, 2022, September 30, 2021 and September 30, 2020	F-8
Notes to Consolidated Financial Statements	F-9 – F-36
Schedules for the years ended September 30, 2022, September 30, 2021 and September 30, 2020
I. Condensed Financial Information of Registrant	F-37– F-39
II. Valuation and Qualifying Accounts	F-40

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

Report of Independent Registered Public Accounting Firm

To the Unitholders of Star Group, L.P. and Board of Directors of Kestrel Heat, LLC:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Star Group, L.P. and subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the years in the three-year period ended September 30, 2022, and the related notes and financial statement schedules I and II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Evaluation of self-insurance liabilities

As discussed in note 2 to the consolidated financial statements, the Company self-insures for a number of risks, including a portion of workers’ compensation, auto, general liability and medical claims. Self-insurance liabilities are established and periodically evaluated, based upon expectations as to what the ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience and other actuarial assumptions, with support from a qualified third-party actuary. The balance of the self-insurance liabilities, as of September 30, 2022 amounted to $79.9 million as shown in note 12 to the consolidated financial statements. We identified the evaluation of the self-insurance liabilities for worker’s compensation, auto, and general liability claims as a critical audit matter. Specialized skill and knowledge were necessary to evaluate the actuarial models and key assumptions used to determine the liabilities. Additionally, the evaluation of key assumptions used to estimate the liabilities required complex auditor judgment due to the degree of measurement uncertainty. The key assumptions used include paid and incurred loss development factors, expected loss rates and the selection of the estimated ultimate losses among the estimates derived from the actuarial models. The following are the primary procedures we performed to address this critical audit matter.

We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s self-insurance process, including controls related to review of the actuarial models and the development and selection of the key assumptions used in the actuarial calculations. We involved our actuarial professionals with specialized knowledge who assisted in:

•
Assessing the actuarial models used by the Company for consistency with generally accepted actuarial standards.
•
Evaluating the key assumptions underlying the Company’s actuarial estimates by developing an independent expectation of the self-insurance liabilities and comparing the expectation to the amounts recorded by the Company.
•
Evaluating the Company’s ability to estimate self-insurance liabilities by comparing its historical estimates with actual incurred losses and paid losses.

/s/ KPMG LLP

We have served as the Company’s auditor since 1995.

Stamford, Connecticut
December 7, 2022

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$14,620	$4,767
Receivables, net of allowance of $7,755 and $4,779, respectively	138,252	99,680
Inventories	83,557	61,183
Fair asset value of derivative instruments	16,823	26,222
Prepaid expenses and other current assets	32,016	30,140
Assets held for sale	2,995	—
Total current assets	288,263	221,992
Property and equipment, net	107,744	99,123
Operating lease right-of-use assets	93,435	95,839
Goodwill	254,110	253,398
Intangibles, net	84,510	95,474
Restricted cash	250	250
Captive insurance collateral	66,662	69,933
Deferred charges and other assets, net	17,501	17,854
Total assets	$912,475	$853,863
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$49,061	$37,291
Revolving credit facility borrowings	20,276	8,618
Fair liability value of derivative instruments	183	—
Current maturities of long-term debt	12,375	17,621
Current portion of operating lease liabilities	17,211	16,446
Accrued expenses and other current liabilities	125,561	121,221
Unearned service contract revenue	62,858	56,972
Customer credit balances	93,555	86,828
Total current liabilities	381,080	344,997
Long-term debt	151,709	92,385
Long-term operating lease liabilities	81,385	84,019
Deferred tax liabilities, net	25,620	29,014
Other long-term liabilities	14,766	25,244
Partners’ capital
Common unitholders	277,177	295,063
General partner	(3,656)	(2,821)
Accumulated other comprehensive loss, net of taxes	(15,606)	(14,038)
Total partners’ capital	257,915	278,204
Total liabilities and partners’ capital	$912,475	$853,863

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
(in thousands, except per unit data)	2022	2021	2020
Sales:
Product	$1,698,281	$1,204,319	$1,186,026
Installations and services	308,277	292,767	281,432
Total sales	2,006,558	1,497,086	1,467,458
Cost and expenses:
Cost of product	1,239,605	754,622	738,714
Cost of installations and services	282,723	264,810	253,724
(Increase) decrease in the fair value of derivative instruments	17,286	(36,138)	2,755
Delivery and branch expenses	353,517	327,910	323,373
Depreciation and amortization expenses	32,598	33,485	34,623
General and administrative expenses	24,882	25,096	25,072
Finance charge income	(4,506)	(2,899)	(3,771)
Operating income	60,453	130,200	92,968
Interest expense, net	(10,472)	(7,816)	(9,702)
Amortization of debt issuance costs	(955)	(972)	(999)
Other loss, net	—	—	(5,724)
Income before income taxes	49,026	121,412	76,543
Income tax expense	13,738	33,675	20,625
Net income	$35,288	$87,737	$55,918
General Partner’s interest in net income	281	689	377
Limited Partners’ interest in net income	$35,007	$87,048	$55,541

Basic and diluted income per Limited Partner Unit (1):	$0.85	$1.82	$1.07
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	37,384	40,553	45,656

(1)
See Note 19 - Earnings Per Limited Partner Units.

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
(in thousands)	2022	2021	2020
Net income	$35,288	$87,737	$55,918
Other comprehensive income:
Unrealized gain (loss) on pension plan obligation	(436)	735	2,876
Tax effect of unrealized gain (loss) on pension plan obligation	129	(217)	(782)
Unrealized gain (loss) on captive insurance collateral	(4,952)	(963)	916
Tax effect of unrealized gain (loss) on captive insurance collateral	1,043	203	(190)
Unrealized gain (loss) on interest rate hedge	3,607	1,575	(1,193)
Tax effect of unrealized gain (loss) on interest rate hedge	(959)	(414)	317
Total other comprehensive income (loss)	(1,568)	919	1,944
Total comprehensive income	$33,720	$88,656	$57,862

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

Years Ended September 30, 2022, 2021 and 2020

	Number of Units
(in thousands)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2019	47,685	326	$279,709	$(1,968)	$(16,901)	$260,840
Net income			55,541	377	—	55,918
Unrealized gain on pension plan obligation			—	—	2,876	2,876
Tax effect of unrealized gain on pension plan obligation			—	—	(782)	(782)
Unrealized gain on captive insurance collateral			—	—	916	916
Tax effect of unrealized gain on captive insurance collateral			—	—	(190)	(190)
Unrealized loss on interest rate hedge			—	—	(1,193)	(1,193)
Tax effect of unrealized loss on interest rate hedge			—	—	317	317
Distributions			(23,536)	(915)	—	(24,451)
Retirement of units	(4,357)		(38,431)	—	—	(38,431)
Balance as of September 30, 2020	43,328	326	$273,283	$(2,506)	$(14,957)	$255,820
Net income			87,048	689	—	87,737
Unrealized gain on pension plan obligation			—	—	735	735
Tax effect of unrealized gain on pension plan obligation			—	—	(217)	(217)
Unrealized loss on captive insurance collateral			—	—	(963)	(963)
Tax effect of unrealized loss on captive insurance collateral			—	—	203	203
Unrealized gain on interest rate hedge			—	—	1,575	1,575
Tax effect of unrealized gain on interest rate hedge			—	—	(414)	(414)
Distributions			(22,444)	(1,004)	—	(23,448)
Retirement of units	(4,282)		(42,824)	—	—	(42,824)
Balance as of September 30, 2021	39,046	326	$295,063	$(2,821)	$(14,038)	$278,204
Net income			35,007	281	—	35,288
Unrealized loss on pension plan obligation			—	—	(436)	(436)
Tax effect of unrealized loss on pension plan obligation			—	—	129	129
Unrealized loss on captive insurance collateral			—	—	(4,952)	(4,952)
Tax effect of unrealized loss on captive insurance collateral			—	—	1,043	1,043
Unrealized gain on interest rate hedge			—	—	3,607	3,607
Tax effect of unrealized gain on interest rate hedge			—	—	(959)	(959)
Distributions			(22,076)	(1,116)	—	(23,192)
Retirement of units	(2,954)		(30,817)	—	—	(30,817)
Balance as of September 30, 2022	36,092	326	$277,177	$(3,656)	$(15,606)	$257,915

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2022	2021	2020
Cash flows provided by (used in) operating activities:
Net income	$35,288	$87,737	$55,918
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	17,286	(36,138)	2,755
Depreciation and amortization	33,553	34,457	35,622
Provision (recovery) for losses on accounts receivable	5,411	(248)	3,441
Change in deferred taxes	(3,181)	11,361	(3,544)
Other loss, net	—	—	5,724
Changes in operating assets and liabilities net of amounts related to acquisitions:
(Increase) decrease in receivables	(43,463)	(15,171)	34,366
(Increase) decrease in inventories	(21,105)	(11,472)	14,588
(Increase) decrease in other assets	(7,161)	1,529	11,627
Increase (decrease) in accounts payable	12,036	6,939	(3,199)
Increase in customer credit balances	5,804	3,054	14,775
(Decrease) increase in other current and long-term liabilities	(561)	(13,171)	3,595
Net cash provided by operating activities	33,907	68,877	175,668
Cash flows provided by (used in) investing activities:
Capital expenditures	(18,701)	(15,083)	(14,127)
Proceeds from sales of fixed assets	815	424	631
Proceeds from sale of plumbing and propane assets	184	6,093	—
Purchase of investments	(1,803)	(1,052)	(10,417)
Acquisitions	(13,121)	(40,708)	(4,228)
Net cash used in investing activities	(32,626)	(50,326)	(28,141)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	200,177	75,154	90,202
Revolving credit facility repayments	(188,519)	(66,536)	(151,702)
Proceeds from term loan	165,000	—	130,000
Loan repayments	(110,500)	(13,000)	(99,000)
Distributions	(23,192)	(23,448)	(24,451)
Unit repurchases	(30,817)	(42,824)	(38,431)
Customer retainage payments	(1,039)	(29)	(514)
Payments of debt issuance costs	(2,538)	(12)	(1,619)
Net cash provided by (used in) financing activities	8,572	(70,695)	(95,515)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,853	(52,144)	52,012
Cash, cash equivalents and restricted cash at beginning of period	5,017	57,161	5,149
Cash, cash equivalents and restricted cash at end of period	$14,870	$5,017	$57,161

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

The Company is organized as follows:

•
Star is a limited partnership, which at September 30, 2022, had outstanding 36.1 million Common Units (NYSE: “SGU”), representing a 99.1% limited partner interest in Star, and 0.3 million general partner units, representing a 0.9% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).
•
Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation, that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast and Mid-Atlantic U.S. region retail distributor of home heating oil and propane that at September 30, 2022 served approximately 415,900 full service residential and commercial home heating oil and propane customers and 75,900 customers on a delivery only basis. We also sell gasoline and diesel fuel to approximately 26,600 customers. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including approximately 19,400 service contracts for natural gas and other heating systems.
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

Comprehensive Income

Comprehensive income is comprised of Net income and Other comprehensive income. Other comprehensive income consists of the unrealized gain (loss) amortization on the Company’s pension plan obligation for its two frozen defined benefit pension plans, unrealized gain (loss) on available-for-sale investments, unrealized gain (loss) on interest rate hedges and the corresponding tax effects.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. At September 30, 2022, the $14.9 million of cash, cash equivalents, and restricted cash on the consolidated statement of cash flows is comprised of $14.6 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2021, the $5.0 million of cash, cash equivalents, and restricted cash on the consolidated statement of cash flows is comprised of $4.8 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

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

Goodwill is the excess of cost over the fair value of net assets in the acquisition of a company. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are annually tested for impairment. The Company has one reporting unit and performs a qualitative, and when necessary quantitative, impairment test on its goodwill annually on August 31st or more frequently if events or circumstances indicate that the value of goodwill might be impaired. We performed qualitative assessments (commonly referred to as Step 0) to evaluate whether it is more-likely-than-not (a likelihood that is more than 50%) that goodwill has been impaired, as a basis to determine whether it is necessary to perform the two-step quantitative impairment test. This qualitative assessment includes a review of factors such as our reporting unit’s market value compared to its carrying value, our short-term and long-term unit price performance, our planned overall business strategy compared to recent financial results, as well as macroeconomic conditions, industry and market considerations, cost factors, and other relevant Company-specific events. Goodwill impairment if any, needs to be determined if the net book value of a reporting unit exceeds its estimated fair value. If goodwill is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill. The Company performed its annual goodwill impairment valuation in each of the periods ending August 31, 2022, 2021, and 2020, and it was determined based on each year’s analysis that there was no goodwill impairment.

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

Assets Held for Sale

Assets held for sale at September 30, 2022 represent certain heating oil assets that the Company sold on October 25, 2022. The carrying amount of the assets held for sale included $2.2 million of goodwill and $0.8 million of property and equipment, net. We measure and record assets held for sale at the lower of their carrying amount or fair value less cost to sell. The carrying amounts of the assets held for sale approximated their fair value at September 30, 2022.

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

Advertising

Advertising costs are expensed as they are incurred. Advertising expenses were $13.0 million, $13.5 million, and $13.5 million, in 2022, 2021, and 2020, respectively and are recorded in delivery and branch expenses.

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

The Company entered into weather hedge contracts for fiscal year 2023. The hedge period runs from November 1 through March 31, taken as a whole. The “Payment Thresholds,” or strikes, are set at various levels and are referenced against degree days for the prior ten year average. The maximum that the Company can receive is $12.5 million per year. In addition, we are obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold. For fiscal 2022 and 2021, we had weather hedge contracts with similar payment thresholds and terms. The temperatures experienced during the fiscal 2022 and 2021, were warmer than the strikes in the weather hedge contracts. As a result in fiscal 2022 and 2021, the Company reduced delivery and branch expenses for the gains realized under those contracts by $1.1 million and $3.4 million, respectively. The amounts payable by the counterparties under the weather hedge contracts were received in full in April 2022 and April 2021, respectively.

Pension plans

The Company has two frozen defined benefit pension plans (“the Plan”). The Company has no post-retirement benefit plans. The Company estimates the rate of return on plan assets, the discount rate used to estimate the present value of future benefit obligations and the expected cost of future health care benefits in determining its annual pension and other postretirement benefit cost. Effective September 30, 2022, the Company adopted the Society of Actuaries 2022 Mortality Tables Report and Improvement Scale, which updated the mortality assumptions that private defined benefit retirement plans in the United States use in the actuarial valuations that determine a plan sponsor’s pension obligations. The updated mortality data reflects higher mortality improvement than assumed in the Society of Actuaries 2020 Mortality Table Report and Improvement Scale, and affected plans generally expect the value of the actuarial obligations to increase, depending on the specific demographic characteristics of the plan participants and the types of benefits. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions.

Recently Adopted Accounting Pronouncements

The Company did not adopt new standards in fiscal 2022 that have a material impact on its consolidated financial statements and related disclosures.

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

3) Revenue Recognition

The following disaggregates our revenue by major sources for the years ended September 30, 2022, 2021 and 2020:

	Years Ended September 30,
(in thousands)	2022	2021	2020
Petroleum Products:
Home heating oil and propane	$1,170,552	$881,526	$924,421
Motor fuel and other petroleum products	527,729	322,793	261,605
Total petroleum products	1,698,281	1,204,319	1,186,026
Installations and Services:
Equipment installations	121,023	110,475	101,699
Equipment maintenance service contracts	121,623	118,546	120,388
Billable call services	65,631	63,746	59,345
Total installations and services	308,277	292,767	281,432
Total Sales	$2,006,558	$1,497,086	$1,467,458

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

Revenue from billable call services (repairs, maintenance and other services) and equipment installations (heating, air conditioning, and natural gas equipment) are recognized at the time that the work is performed.

Our standard payment terms are generally 30 days. Sales reported for product, installations and services exclude taxes assessed by various governmental authorities.

Contract Costs

We have elected to recognize incremental costs of obtaining a contract, other than new residential product and equipment maintenance service contracts, as an expense when incurred when the amortization period of the asset that we otherwise would have recognized is one year or less. We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We defer these costs only when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate. Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period of approximately five years. Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively. At September 30, 2022 the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.4 million and $5.6 million, respectively. At September 30, 2021 the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.4 million and $5.7 million, respectively. For the years ended September 30, 2022 and September 30, 2021 we recognized expense of $3.9 million and $3.9 million, respectively, associated with the amortization of deferred contract costs within delivery and branch expenses in the Consolidated Statement of Operations. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the petroleum products and services related to the cost, less the expected costs related directly to providing those petroleum products and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the twelve months ended September 30, 2022, September 30, 2021 and September 30, 2020.

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

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts. Approximately 32% of our residential customers take advantage of our “smart pay” budget payment plan under which their estimated annual oil and propane deliveries and service contract billings are paid for in a series of equal monthly installments. Our “smart pay” budget payment plans are annual and generally begin outside of the heating season. We generally have received advanced amounts from customers on “smart pay” budget payment plans prior to the heating season, which are reduced as oil deliveries are made. For customers that are not on “smart pay” budget payment plans, we generally receive the full contract amount for equipment service contracts with customers at the outset of the contracts. Contract liabilities are recognized straight-line over the service contract period, generally one-year or less. As of September 30, 2022 and September 30, 2021 the Company had contract liabilities of $152.1 million and $141.6 million, respectively. During the year ended September 30, 2022 the Company recognized $130.4 million of revenue that was included in the September 30, 2021 contract liability balance. During the year ended September 30, 2021 the Company recognized $128.5 million of revenue that was included in the September 30, 2020 contract liability balance.

Receivables and Allowance for Doubtful Accounts

Changes in the allowance for credit losses are as follows:

(in thousands)	Credit Loss Allowance
Balance at September 30, 2021	$4,779
Current period provision	5,411
Write-offs, net and other	(2,435)
Balance as of September 30, 2022	$7,755

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

The Company is obligated to meet certain financial covenants under the sixth amended and restated credit agreement. The Company must maintain excess availability of at least 15% of the revolving commitment then in effect and a fixed charge coverage ratio of 1.15 in order to make any distributions to unitholders. (See Note 13—Long-Term Debt and Bank Facility Borrowings)

For fiscal 2022, 2021, and 2020, cash distributions declared per common unit were $0.590, $0.550, and $0.515, respectively.

For fiscal 2022, 2021, and 2020, $1.0 million, $0.9 million, and $0.8 million, respectively, of incentive distributions were paid to the general partner, exclusive of amounts paid subject to the Management Incentive Plan.

5) Common Unit Repurchase Plans and Retirement

In July 2012, the Board adopted a plan to repurchase certain of the Company’s Common Units (the “Repurchase Plan”). Through August 2022, the Company had repurchased approximately 19.9 million Common Units under the Repurchase Plan. In August 2022, the Board authorized an increase of the number of Common Units that remained available for the Company to repurchase from 0.4 million to a total of 1.7 million, of which, 1.4 million were available for repurchase in open market transactions and 0.3 million were available for repurchase in privately-negotiated transactions. There is no guarantee of the number of units that will be purchased under the Repurchase Plan and the Company may discontinue purchases at any time. The Repurchase Plan does not have a time limit. The Board may also approve additional purchases of units from time to time in private transactions. The Company’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the Common Units purchased under the Repurchase Plan will be retired.

Under the Credit Agreement dated July 6, 2022, in order to repurchase Common Units we must maintain Availability (as defined in the amended and restated credit agreement) of $60 million, 15% of the facility size of $400 million (assuming no borrowings under the seasonal advance) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase or distribution. (See Note 13—Long-Term Debt and Bank Facility Borrowings). The following table shows repurchases under the Repurchase Plan.

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2021 total	21,979	$8.60	17,504	2,848
First quarter fiscal year 2022 total	1,104	$10.65	691	2,157	(b)
Second quarter fiscal year 2022 total	992	$10.50	992	1,165
Third quarter fiscal year 2022 total	487	$10.52	487	678
July 2022	126	$9.73	126	552
August 2022	116	$9.78	116	1,686	(c)
September 2022	129	$8.89	129	1,557
Fourth quarter fiscal year 2022 total	371	$9.46	371	1,557
Fiscal year 2022 total	2,954	$10.43	2,541	1,557
October 2022	154	$8.45	154	1,403
November 2022	167	$8.71	167	1,236	(d)

(a)
Amounts include repurchase costs.
(b)
On December 30, 2021, the Company purchased 0.4 million Common Units in a private transaction for aggregate consideration of approximately $4.4 million. The approved purchase was made outside of the Company’s unit repurchase plan.
(c)
In August 2022, the Board authorized an increase in the number of Common Units available for repurchase in open market transactions from 0.2 million to 1.4 million.
(d)
Of the total available for repurchase, approximately 1.0 million are available for repurchase in open market transactions and 0.3 million are available for repurchase in privately-negotiated transactions.

6) Captive Insurance Collateral

The Company considers all of its captive insurance collateral to be Level 1 available-for-sale investments. Investments at September 30, 2022 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$1,838	$—	$—	$1,838
U.S. Government Sponsored Agencies	48,473	—	(3,052)	45,421
Corporate Debt Securities	20,322	—	(919)	19,403
Total	$70,633	$—	$(3,971)	$66,662

Investments at September 30, 2021 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$515	$—	$—	$515
U.S. Government Sponsored Agencies	51,632	108	(53)	51,687
Corporate Debt Securities	16,302	918	(18)	17,202
Foreign Bonds and Notes	502	27	—	529
Total	$68,951	$1,053	$(71)	$69,933

Maturities of investments were as follows at September 30, 2022 (in thousands):

Net Carrying Amount
Due within one year	$2,829
Due after one year through five years	63,833
Due after five years through ten years	—
Total	$66,662

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

As of September 30, 2022, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 7.5 million gallons of swap contracts with a notional value of $20.6 million and a fair value of $(0.3) million, 36.3 million gallons of call options with a notional value of $101.4 million and a fair value of $19.2 million, 3.2 million gallons of put options with a notional value of $7.6 million and a fair value of $0.5 million, and 38.6 million net gallons of synthetic call options with an average notional value of $126.7 million and a fair value of $(1.8) million. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of September 30, 2022, had 6.7 million gallons of short future contracts that settle daily with a notional value of $22.1 million and a fair value of $1.0 million and 14.7 gallons of swap contracts that settle daily with a notional value of $55.2 million and a fair value of $2.0 million. To hedge its internal fuel usage and other related activities for fiscal 2023, the Company, as of September 30, 2022, had 5.2 million gallons of swap contracts with a notional value of $15.1 million and a fair value of $(1.1) million that settle in future months.

As of September 30, 2021, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 11.8 million gallons of swap contracts with a notional value of $22.9 million and a fair value of $1.4 million, 7.8 million gallons of call options with a notional value of $18.9 million and a fair value of $1.2 million, 4.4 million gallons of put options with a notional value of $5.8 million and a fair value of less than $0.1 million, and 74.2 million net gallons of synthetic call options with an average notional value of $143.2 million and a fair value of $23.7 million. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of September 30, 2021, had 3.8 million gallons of purchased long future contracts that settle daily with a notional value of $5.4 million and a fair value of $3.4 million, and 21.0 million gallons of short future contracts that settle daily with a notional value of $42.1 million and a fair value of $(6.8) million. To hedge its internal fuel usage and other related activities for fiscal 2022, the Company, as of September 30, 2021, had 6.8 million gallons of call options and swap contracts with a notional value of $13.8 million and a fair value of $1.5 million that settle in future months.

As of September 30, 2022, the Company has interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $54.0 million, or 33%, of its long term debt. The Company has designated its interest rate swap agreements as cash flow hedging derivatives. To the extent these derivative instruments are effective and the accounting standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. As of September 30, 2022 the fair value of the swap contracts was $2.0 million. As of September 30, 2021, the notional value of the swap contracts was $59.0 million and the fair value of the swap contracts was $(1.6) million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Toronto-Dominion Bank and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At September 30, 2022, the aggregate cash posted as collateral in the normal course of business at counterparties was $1.3 million. Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of September 30, 2022, we did not have to provide collateral for our hedge positions and payable amounts under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at September 30, 2022
Commodity contracts	Fair asset and liability value of derivative instruments	$51,134	$—	$51,134
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	2,094	—	2,094
Commodity contract assets at September 30, 2022		$53,228	$—	$53,228
Liability Derivatives at September 30, 2022
Commodity contracts	Fair asset and liability value of derivative instruments	$(34,494)	$—	$(34,494)
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	(743)	—	(743)
Commodity contract liabilities at September 30, 2022		$(35,237)	$—	$(35,237)
Asset Derivatives at September 30, 2021
Commodity contracts	Fair asset value of derivative instruments	$29,360	$—	$29,360
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net	2,023	—	2,023
Commodity contract assets at September 30, 2021		$31,383	$—	$31,383
Liability Derivatives at September 30, 2021
Commodity contracts	Fair asset value of derivative instruments	$(3,138)	$—	$(3,138)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net	(463)	—	(463)
Commodity contract liabilities at September 30, 2021		$(3,601)	$—	$(3,601)

The Company’s commodity derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$47,784	$(30,961)	$16,823	$—	$—	$16,823
Long-term derivative assets included in deferred charges and other assets, net	2,094	(743)	1,351	—	—	1,351
Fair liability value of derivative instruments	3,350	(3,533)	(183)	—	—	(183)
Total at September 30, 2022	$53,228	$(35,237)	$17,991	$—	$—	$17,991
Fair asset value of derivative instruments	$29,360	$(3,138)	$26,222	$—	$—	$26,222
Long-term derivative assets included in deferred charges and other assets, net	2,023	(463)	1,560	—	—	1,560
Total at September 30, 2021	$31,383	$(3,601)	$27,782	$—	$—	$27,782

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
		Years Ended September 30,
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	2022	2021	2020
Commodity contracts	Cost of product (a)	$(34,523)	$2,395	$10,462
Commodity contracts	Cost of installations and service (a)	$(1,555)	$(359)	$607
Commodity contracts	Delivery and branch expenses (a)	$(3,423)	$183	$1,634
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$17,286	$(36,138)	$2,755

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

8) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	September 30,
	2022	2021
Product	$58,727	$37,890
Parts and equipment	24,830	23,293
Total inventory	$83,557	$61,183

Product inventories were comprised of 15.8 million gallons and 19.0 million gallons on September 30, 2022 and September 30, 2021, respectively. The Company has market price based product supply contracts for approximately 213.8 million gallons of home heating oil and propane, and 49.9 million gallons of diesel and gasoline, which it expects to fully utilize to meet its requirements over the next twelve months.

During fiscal 2022, Global Companies LLC and Motiva Enterprises LLC provided approximately 17% and 14% of our petroleum product purchases, respectively. During fiscal 2021, Motiva Enterprises LLC and Global Companies LLC provided approximately 12% each of our petroleum product purchases.

9) Property and Equipment

The components of property and equipment were as follows (in thousands):

	September 30,
	2022	2021
Land and land improvements	$23,771	$22,590
Buildings and leasehold improvements	51,164	42,344
Fleet and other equipment	79,000	75,365
Tanks and equipment	58,164	54,848
Furniture, fixtures and office equipment	34,820	43,183
Total	246,919	238,330
Less accumulated depreciation and amortization	139,175	139,207
Property and equipment, net	$107,744	$99,123

Depreciation and amortization expense related to property and equipment was $14.4 million, $14.5 million, and $15.0 million, for the fiscal years ended September 30, 2022, 2021 and 2020 respectively.

10) Business Combinations

During fiscal 2022, the Company acquired five heating oil dealers for approximately $15.6 million (using $13.1 million in cash and assuming $2.5 million of liabilities). The gross purchase price was allocated $7.3 million to intangible assets, $3.1 million to goodwill, $5.6 million to fixed assets and reduced by $0.4 million of negative working capital. The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition date, and are not material to the Company’s financial condition, results of operations, or cash flows.

During fiscal 2021, the Company acquired two propane and three heating oil dealers for approximately $42.5 million (using $40.7 million in cash and assuming $1.8 million of liabilities). The gross purchase price was allocated $37.3 million to goodwill and intangible assets, $6.2 million to fixed assets and reduced by $1.0 million of negative working capital. The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition date, and are not material to the Company’s financial condition, results of operations, or cash flows.

During fiscal 2020, the Company acquired two heating oil dealers for approximately $3.3 million (using $3.0 million in cash and assuming $0.3 million of liabilities). The gross purchase price was allocated $3.2 million to goodwill and intangible assets, $0.6 million to fixed assets and reduced by $0.5 million of negative working capital. The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition date, and are not material to the Company’s financial condition, results of operations, or cash flows. The Company also completed the purchase of fixed assets related to a fiscal 2019 acquisition of a heating oil dealer for an aggregate purchase price of approximately $1.2 million.

11) Goodwill and Other Intangible Assets

Goodwill

A summary of changes in the Company’s goodwill during the fiscal years ended September 30, 2022 and 2021 are as follows (in thousands):

Balance as of September 30, 2020	$240,327
Fiscal year 2021 business combinations	13,071
Balance as of September 30, 2021	253,398
Fiscal year 2022 business combinations	3,072
Goodwill included within assets held for sale	(2,215)
Other	(145)
Balance as of September 30, 2022	$254,110

Intangibles, net

Intangible assets subject to amortization consist of the following (in thousands):

	September 30,
	2022			2021
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$409,980	$345,237	$64,743	$403,913	$329,406	$74,507
Trade names and other intangibles	41,736	21,969	19,767	40,548	19,581	20,967
Total	$451,716	$367,206	$84,510	$444,461	$348,987	$95,474

Amortization expense for intangible assets was $18.2 million, $19.0 million, and $19.6 million, for the fiscal years ended September 30, 2022, 2021, and 2020, respectively. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ending September 30, 2023 and the four succeeding fiscal years ending September 30, is as follows (in thousands):

Amount
2023	$16,923
2024	$14,613
2025	$12,319
2026	$9,299
2027	$8,589

12) Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows (in thousands):

	September 30,
	2022	2021
Accrued wages and benefits	$33,517	$29,467
Self-insurance liabilities	79,875	80,572
Other accrued expenses and other current liabilities	12,169	11,182
Total accrued expenses and other current liabilities	$125,561	$121,221

13) Long-Term Debt and Bank Facility Borrowings

The Company's debt is as follows	September 30,
(in thousands):	2022		2021
	Carrying		Carrying
	Amount	Fair Value (a)	Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$20,276	$20,276	$8,618	$8,618
Senior Secured Term Loan (b)	164,084	165,000	110,006	110,500
Total debt	$184,360	$185,276	$118,624	$119,118
Total short-term portion of debt	$32,651	$32,651	$26,239	$26,239
Total long-term portion of debt	$151,709	$152,625	$92,385	$92,879

(a)
The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)
Carrying amounts are net of unamortized debt issuance costs of $0.9 million as of September 30, 2022 and $0.5 million as of September 30, 2021.

On July 6, 2022, the Company refinanced its five-year term loan and the revolving credit facility with the execution of the sixth amended and restated revolving credit facility agreement (the “credit agreement”) with a bank syndicate comprised of ten participants, which enables the Company to borrow up to $400 million ($550 million during the heating season of December through April of each year) on a revolving credit facility for working capital purposes (subject to certain borrowing base limitations and coverage ratios), provides for a $165 million five-year senior secured term loan (“Term Loan”), allows for the issuance of up to $25 million in letters of credit, and has a maturity date of July 6, 2027.

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

All amounts outstanding under the credit agreement become due and payable on the facility termination date of July 6, 2027. The Term Loan is repayable in quarterly payments of $4.1 million, the first of which will be made on January 1, 2023 with no quarterly payment due October 1, 2022, plus an annual payment equal to 25% of the annual Excess Cash Flow as defined in the credit agreement (an amount not to exceed $8.5 million annually), less certain voluntary prepayments made during the year, with final payment at maturity. In fiscal 2022, the Company repaid $4.9 million of additional loan repayments due to Excess Cash Flow related to fiscal 2021. In the first quarter of fiscal 2021 the banks waived the Excess Cash Flow requirement related to fiscal 2020. Under the Company’s sixth amended and restated revolving credit facility, the next annual Excess Cash Flow payment will be applicable for fiscal year ended September 30, 2023.

The interest rate on the revolving credit facility and the term loan is based on a margin over Adjusted Term Secured Overnight Financing Rate ("SOFR") or a base rate. At September 30, 2022, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 4.7% and 2.6%, respectively. At September 30, 2021, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 4.3% and 2.5%, respectively.

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

At September 30, 2022, $165.0 million of the term loan was outstanding, $20.3 million was outstanding under the revolving credit facility, we did not have to provide collateral for our hedge positions under the credit agreement and $5.1 million of letters of credit were issued and outstanding. At September 30, 2021, $110.5 million of the term loan was outstanding, $8.6 million was outstanding under the revolving credit facility, we did not have to provide collateral for our hedge positions under the credit agreement and $3.1 million of letters of credit were issued and outstanding.

At September 30, 2022, availability was $189.4 million, the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio, and the restricted net assets totaled approximately $248.0 million. Restricted net assets are assets in the Company’s subsidiaries, the distribution or transfer of which to Star Group, L.P. are subject to limitations under its credit agreement. At September 30, 2021, availability was $171.5 million, the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio, and the restricted net assets totaled approximately $268.2 million.

As of September 30, 2022, the maturities (including working capital borrowings and expected repayments due to Excess Cash Flow) during fiscal years ending September 30, considering the terms of our credit agreement, are set forth in the following table (in thousands):

2023	$32,651
2024	$16,500
2025	$16,500
2026	$16,500
2027	$103,125
Thereafter	$—

14) Employee Benefit Plans

Defined Contribution Plans

The Company has 401(k) and other defined contribution plans that cover eligible non-union and union employees, and makes employer contributions to these plans, subject to IRS limitations. The Company’s 401(k) plan provides for each participant to contribute from 0% to 60% of compensation, subject to IRS limitations. The Company’s aggregate contributions to the 401(k) plans during fiscal 2022, 2021, and 2020, were $8.5 million, $8.2 million, and $7.9 million, respectively. The Company’s aggregate contribution to the other defined contribution plans for fiscal years 2022, 2021, and 2020, were $0.5 million, $0.6 million, and $0.6 million respectively.

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

The pro rata share payable to each participant under the Plan is based on the number of participation points as described under “Fiscal 2022 Compensation Decisions—Management Incentive Compensation Plan.” The amount paid in Incentive Distributions is governed by the Partnership Agreement and the calculation of Available Cash.

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

The Company distributed to management and the general partner Incentive Distributions of approximately $2,055,000 during fiscal 2022, $1,833,000 during fiscal 2021, and $1,654,000 during fiscal 2020. Included in these amounts for fiscal 2022, 2021, and 2020, were distributions under the management incentive compensation plan of $1,028,000, $917,000, and $827,000, respectively, of which named executive officers received approximately $434,431 during fiscal 2022, $386,857 during fiscal 2021, and $349,494 during fiscal 2020. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its general partner units within the next twelve months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

Multiemployer Pension Plans

At September 30, 2022, approximately 45% of our employees were covered by collective bargaining agreements and approximately 23% of our employees are in collective bargaining agreements that are up for renewal within the next fiscal year. We contribute to various multiemployer union administered pension plans under the terms of collective bargaining agreements that provide for such plans for covered union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the remaining participating employers may be required to bear the unfunded obligations of the plan. If we choose to stop participating in a multiemployer plan, we may be required to pay a withdrawal liability in part based on the underfunded status of the plan.

The following table outlines our participation and contributions to multiemployer pension plans for the periods ended September 30, 2022, 2021, and 2020. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act Zone Status for 2022 and 2021 relates to the plans’ two most recent fiscal year-ends, based on information received from the plans as reported on their Form 5500 Schedule MB. Among other factors, plans in the red zone are generally less than 65 percent funded and are designated as critical or critical and declining, plans in the yellow zone are less than 80 percent funded and are designated as endangered, and plans in the green zone are at least 80 percent funded. As of September 30, 2022 the New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”), IAM National Pension, Teamsters Local 469 Pension and Local 445 Pension funds have been classified as carrying “red zone” status, meaning that the value of fund’s assets are less than 65% of the actuarial value of the fund’s benefit obligations or have made a voluntary election. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Certain plans have been aggregated in the All Other Multiemployer Pension Plans line of the following table, as our participation in each of these individual plans is not significant.

For the Westchester Teamsters Pension Fund, Local 553 Pension Fund and Local 463 Pension Fund, we provided more than 5 percent of the total plan contributions from all employers for 2022, 2021 and 2020, as disclosed in the respective plan’s Form 5500. The collective bargaining agreements of these plans require contributions based on the hours worked and there are no minimum contributions required.

		Pension Protection Act Zone Status		FIP / RP Status	Company Contributions (in thousands)
Pension Fund	EIN / Pension Plan Number	2022	2021	Pending / Implemented	2022	2021	2020	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreements
New England Teamsters and Trucking Industry Pension Fund	04-6372430/ 001	Red	Red	Yes / Implemented	$2,605	$2,563	$2,659	No	9/30/22 to 8/31/27
Westchester Teamsters Pension Fund	13-6123973/ 001	Green	Green	N/A	1,153	1,100	887	No	1/31/24 to 12/31/24
Local 553 Pension Fund	13-6637826/ 001	Green	Green	N/A	2,741	2,841	2,678	No	1/15/2023
Local 463 Pension Fund	11-1800729/ 001	Green	Green	N/A	133	138	138	No	2/28/23 to 6/30/25
IAM National Pension Fund	51-6031295/ 002	Red	Red	Yes / Implemented	2,585	2,532	2,822	Yes	5/31/23 to 9/30/25
Teamsters Local 469 Pension Plan	22-6172237 / 001	Red	Red	Yes / Implemented	21	11	20	Yes	8/31/24
Local 445 Pension Fund	13-1864489/ 001	Red	Red	Yes / Implemented	8	7	5	Yes	10/31/24
All Other Multiemployer Pension Plans					391	411	448
				Total Contributions	$9,637	$9,603	$9,657

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

As of September 30, 2022 we had $0.3 million and $16.2 million balances included in the captions accrued expenses and other current liabilities and other long-term liabilities, respectively, on our consolidated balance sheet representing the remaining balance of the NETTI Fund withdrawal liability. As of September 30, 2021 we had $0.2 million and $16.5 million balances included in the captions accrued expenses and other current liabilities and other long-term liabilities, respectively. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of September 30, 2022 and September 30, 2021 were $20.2 million and $25.8 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

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

The following table provides the net periodic benefit cost for the period, a reconciliation of the changes in the Plan assets, projected benefit obligations, and the amounts recognized in other comprehensive income and accumulated other comprehensive income at the dates indicated using a measurement date of September 30 (in thousands):

						Gross Pension
	Net Periodic		Fair			Related
	Pension		Value of			Accumulated
	Cost in		Pension	Projected	Other	Other
	Income		Plan	Benefit	Comprehensive	Comprehensive
Debit / (Credit)	Statement	Cash	Assets	Obligation	(Income) / Loss	Income
Fiscal Year 2020
Beginning balance			$66,838	$(65,007)		$15,104
Interest cost	1,875			(1,875)
Actual return on plan assets	(6,538)		6,538
Employer contributions		—	—
Benefit payments			(4,288)	4,288
Investment and other expenses	(539)			539
Difference between actual and expected return on plan assets	4,268				(4,268)
Anticipated expenses	334			(334)
Actuarial loss				(3,009)	3,009
Amortization of unrecognized net actuarial loss	1,617				(1,617)
Annual cost/change	$1,017	$—	2,250	(391)	$(2,876)	(2,876)
Ending balance			$69,088	$(65,398)		$12,228
Funded status at the end of the year				$3,690
Fiscal Year 2021
Interest cost	1,541			(1,541)
Actual return on plan assets	(678)		678
Employer contributions		—	—
Benefit payments			(4,429)	4,429
Investment and other expenses	(377)			377
Difference between actual and expected return on plan assets	(1,386)				1,386
Anticipated expenses	345			(345)
Actuarial gain				1,184	(1,184)
Amortization of unrecognized net actuarial loss	937				(937)
Annual cost/change	$382	$—	(3,751)	4,104	$(735)	(735)
Ending balance			$65,337	$(61,294)		$11,493
Funded status at the end of the year				$4,043
Fiscal Year 2022
Interest cost	1,560			(1,560)
Actual return on plan assets	13,658		(13,658)
Employer contributions		—	—
Benefit payments			(4,225)	4,225
Investment and other expenses	(507)			507
Difference between actual and expected return on plan assets	(15,200)				15,200
Anticipated expenses	—			—
Actuarial gain				13,869	(13,869)
Amortization of unrecognized net actuarial loss	896				(896)
Annual cost/change	$407	$—	(17,883)	17,041	$435	435
Ending balance			$47,454	$(44,253)		$11,928
Funded status at the end of the year				$3,201

At September 30, 2022 the amounts included on the balance sheet in deferred charges and other assets were $3.2 million, and at September 30, 2021 the amounts included on the balance sheet in deferred charges and other assets were $4.0 million.

For the fiscal year ended September 30, 2022, the actuarial gain was primarily due to the increase in the weighted average discount rate relating to the two frozen defined benefit plans from 2.65% as of September 30, 2021 to 5.50% as of September 30, 2022. For the fiscal years ended September 30, 2021 and September 30, 2020, the actuarial gains and losses affecting the benefit obligations were not material.

The $11.9 million net actuarial loss balance at September 30, 2022 for the two frozen defined benefit pension plans in accumulated other comprehensive income will be recognized and amortized into net periodic pension costs as an actuarial loss in future years. The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year is $1.5 million.

	September 30,
Weighted-Average Assumptions Used in the Measurement of the Company’s Benefit Obligation	2022	2021	2020
Discount rate at year end date	5.50%	2.65%	2.45%
Expected return on plan assets for the year ended	3.77%	3.66%	4.36%
Rate of compensation increase	N/A	N/A	N/A

The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets determined using fair value.

The Company’s expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held, and the current economic environment. For fiscal year 2023, the Company’s assumption for return on plan assets will be 4.6% per annum.

The discount rate used to determine net periodic pension expense for fiscal year 2022, 2021, and 2020 was 5.50%, 2.65%, and 2.45%, respectively. The discount rate used by the Company in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments.

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

The Company had no Level 2 or Level 3 pension plan assets during the two years ended September 30, 2022. The fair values and percentage of the Company’s pension plan assets by asset category are as follows (in thousands):

	September 30,
	2022		2021
		Concentration		Concentration
Asset Category	Level 1	Percentage	Level 1	Percentage
Corporate and U.S. government bond fund (1)	$42,921	90%	$59,068	90%
U.S. large-cap equity (1)	3,411	7%	4,765	7%
International equity (1)	817	2%	1,165	2%
Cash	305	1%	339	1%
Total	$47,454	100%	$65,337	100%

(1)
Represent investments in Vanguard funds that seek to replicate the asset category description.

The Company is not obligated to make a minimum required contribution in fiscal year 2023, and currently does not expect to make an optional pension contribution.

Expected benefit payments over each of the next five years will total approximately $3.9 million per year. Expected benefit payments for the five years thereafter will aggregate approximately $16.9 million.
15) Income Taxes

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020. The CARES Act allows employers to defer the payment of the employer's portion of Social Security taxes for period beginning March 27, 2020 and ending December 31, 2020 to years 2021 and 2022. The company elected to defer the payment of its portion of Social Security taxes through September 30, 2022 of $5.2 million and recorded a related deferred tax asset of $1.5 million at September 30, 2022.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law. The Tax Reform Act allows for the full depreciation, in the year acquired, for certain fixed assets purchased between September 28, 2017 and December 31, 2022 (also known as 100% bonus depreciation).

Income tax expense is comprised of the following for the indicated periods (in thousands):

	Years Ended September 30,
	2022	2021	2020
Current:
Federal	$11,900	$16,077	$17,083
State	5,019	6,237	7,086
Deferred
Federal	(2,563)	8,263	(2,643)
State	(618)	3,098	(901)
	$13,738	$33,675	$20,625

The provision for income taxes differs from income taxes computed at the Federal statutory rate as a result of the following (in thousands):

	Years Ended September 30,
	2022	2021	2020
Income from continuing operations before taxes	$49,026	$121,412	$76,543
Provision for income taxes:
Tax at Federal statutory rate	$10,295	$25,496	$16,074
State taxes net of federal benefit	3,251	7,927	5,224
Permanent differences	249	196	89
Change in valuation allowance	208	86	(113)
Other	(265)	(30)	(649)
	$13,738	$33,675	$20,625

The components of the net deferred taxes for the years ended September 30, 2022 and September 30, 2021 using current tax rates are as follows (in thousands):

	September 30,
	2022	2021
Deferred tax assets:
Operating lease liabilities	$28,591	$29,115
Net operating loss carryforwards	5,432	5,590
Vacation accrual	3,050	2,923
Pension accrual	3,666	3,603
Allowance for bad debts	2,155	1,291
Insurance accrual	1,934	2,020
Inventory capitalization	(580)	631
Other, net	1,319	1,504
Total deferred tax assets	45,567	46,677
Valuation allowance	(4,184)	(3,976)
Net deferred tax assets	$41,383	$42,701
Deferred tax liabilities:
Operating lease right-of-use assets	$27,097	$27,774
Property and equipment	15,012	14,374
Intangibles	19,936	19,591
Fair value of derivative instruments	1,851	6,864
Other, net	3,107	3,112
Total deferred tax liabilities	$67,003	$71,715
Net deferred taxes	$(25,620)	$(29,014)

In order to fully realize the net deferred tax assets, the Company’s corporate subsidiaries will need to generate future taxable income. A valuation allowance is recognized if, based on the weight of available evidence including historical tax losses, it is more likely than not that some or all of deferred tax assets will not be realized. The net change in the total valuation allowance for the fiscal year ended September 30, 2022 was $0.2 million. The net change in the total valuation allowance for the fiscal year ended September 30, 2021 was $0.1 million. Based upon a review of a number of factors and all available evidence, including recent historical operating performance, the expectation of sustainable earnings, and the confidence that sufficient positive taxable income will continue in all tax jurisdictions for the foreseeable future, management concludes, it is more likely than not that the Company will realize the full benefit of its deferred tax assets, net of existing valuation allowance related to State net operating loss carryforwards at September 30, 2022.

As of January 1, 2022, the Company had State tax effected net operating loss carry forwards (“NOLs”) of approximately $1.4 million after consideration of valuation allowances. The State NOLs, which will expire between 2023 and 2037, are generally available to offset any future taxable income in certain states

At September 30, 2022, we did not have unrecognized income tax benefits.

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

16) Leases

The Company has entered into certain operating leases for office space, vehicles and other equipment with lease terms between one to fifteen years, expiring between 2022 and 2033. Some of the Company’s real estate property lease agreements have options to extend the leases for up to ten years.

A summary of total lease costs and other information is comprised of the following for the indicated periods:

	Years Ended September 30,
(in thousands)	2022	2021	2020
Lease cost:
Operating lease cost	$23,186	$25,185	$25,396
Short-term lease cost	1,024	826	775
Variable lease cost	7,400	5,867	5,255
Total lease cost	$31,610	$31,878	$31,426

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$22,513	$24,894	$24,943
Right-of-use assets obtained in exchange for new operating lease liabilities	$16,366	$15,894	$20,487
Weighted-average remaining lease term – operating leases	6.1 years	6.6 years	7.1 years
Weighted-average discount rate – operating leases	5.4%	4.8%	4.9%

Maturities of noncancelable operating lease liabilities as of September 30, 2022 are as follows:

September 30,
(in thousands)	2022
2023	$22,024
2024	21,166
2025	19,253
2026	16,291
2027	12,155
Thereafter	25,857
Total undiscounted lease payments	116,746
Less imputed interest	(18,150)
Total lease liabilities	$98,596

17) Supplemental Disclosure of Cash Flow Information

	Years Ended September 30,
(in thousands)	2022	2021	2020
Cash paid during the period for:
Income taxes, net	$17,122	$21,936	$25,292
Interest	$10,077	$8,928	$11,722

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

19) Earnings per Limited Partner Units

The following table presents the net income allocation and per unit data:

Basic and Diluted Earnings Per Limited Partner:	Years Ended September 30,
(in thousands, except per unit data)	2022	2021	2020
Net income	$35,288	$87,737	$55,918
Less General Partners’ interest in net income	281	689	377
Net income available to limited partners	35,007	87,048	55,541
Less dilutive impact of theoretical distribution of earnings *	3,230	13,163	6,812
Limited Partner’s interest in net income	$31,777	$73,885	$48,729
Per unit data:
Basic and diluted net income available to limited partners	$0.94	$2.15	$1.22
Less dilutive impact of theoretical distribution of earnings *	0.09	0.33	0.15
Limited Partner’s interest in net income under	$0.85	$1.82	$1.07
Weighted average number of Limited Partner units outstanding	37,384	40,553	45,656

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

20) Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
(in thousands - except per unit data)	2021	2022	2022	2022	Total
Sales	$488,270	$782,543	$439,101	$296,644	$2,006,558
Gross profit for product, installation and service	139,628	220,073	77,305	47,224	484,230
Operating income (loss)	22,624	117,245	(11,496)	(67,920)	60,453
Income (loss) before income taxes	20,327	114,279	(14,353)	(71,227)	49,026
Net income (loss)	14,489	81,379	(10,587)	(49,993)	35,288
Limited Partner interest in net income (loss)	14,367	80,682	(10,494)	(49,548)	35,007
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.32	$1.75	$(0.29)	$(1.36)	$0.85

	Three Months Ended
	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
(in thousands - except per unit data)	2020	2021	2021	2021	Total
Sales	$373,320	$604,115	$283,100	$236,551	$1,497,086
Gross profit for product, installation and service	131,870	226,202	70,091	49,491	477,654
Operating income (loss)	54,786	119,695	(13,764)	(30,517)	130,200
Income (loss) before income taxes	52,688	117,316	(15,963)	(32,629)	121,412
Net income (loss)	37,860	85,164	(12,054)	(23,233)	87,737
Limited Partner interest in net income (loss)	37,564	84,483	(11,956)	(23,043)	87,048
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.74	$1.71	$(0.30)	$(0.58)	$1.82

(a)
The sum of the quarters do not add-up to the total due to the weighting of Limited Partner Units outstanding, rounding or the theoretical effects of FASB ASC 260-10-45-60 to Master Limited Partners earnings per unit.

21) Subsequent Events

Quarterly Distribution Declared

In October 2022, we declared a quarterly distribution of $0.1525 per unit, or $0.61 per unit on an annualized basis, on all Common Units with respect to the fourth quarter of fiscal 2022, paid on November 8, 2022, to holders of record on October 31, 2022. The amount of distributions in excess of the minimum quarterly distribution of $0.0675, were distributed in accordance with our Partnership Agreement, subject to management incentive compensation plan. As a result, $5.5 million was paid to the Common Unit holders, $0.3 million to the General Partner unit holders (including $0.3 million of incentive distribution as provided in our Partnership Agreement) and $0.3 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Units Repurchased and Retired

In October and November 2022, in accordance with the Repurchase Plan, the Company repurchased and retired 0.3 million Common Units at an average price paid of $8.59 per unit.

Acquisition

Subsequent to September 30, 2022, the Company purchased the customer list and assets of two heating oil dealers for an aggregate amount of approximately $1.2 million.

Sale of assets

On October 25, 2022, we completed a sale of certain assets for $2.7 million.

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	September 30,
(in thousands)	2022	2021
Balance Sheets
ASSETS
Current assets
Cash and cash equivalents	$41	$45
Prepaid expenses and other current assets	376	353
Total current assets	417	398
Investment in subsidiaries (a)	257,554	277,817
Total Assets	$257,971	$278,215
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accrued expenses	$56	$11
Total current liabilities	56	11
Partners’ capital	257,915	278,204
Total Liabilities and Partners’ Capital	$257,971	$278,215

(a)
Investments in Star Acquisitions, Inc. and subsidiaries are recorded in accordance with the equity method of accounting.

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2022	2021	2020
Statements of Operations
Revenues	$—	$—	$—
General and administrative expenses	1,588	1,602	1,327
Operating loss	(1,588)	(1,602)	(1,327)
Net loss before equity income	(1,588)	(1,602)	(1,327)
Equity income of Star Acquisitions Inc. and subs	36,876	89,339	57,245
Net income	$35,288	$87,737	$55,918

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2022	2021	2020
Statements of Cash Flows
Cash flows provided by operating activities:
Net cash provided by operating activities (a)	$54,005	$66,272	$62,877
Cash flows provided by investing activities:
Net cash provided by investing activities	—	—	—
Cash flows used in financing activities:
Distributions	(23,192)	(23,448)	(24,451)
Unit repurchase	(30,817)	(42,824)	(38,431)
Net cash used in financing activities	(54,009)	(66,272)	(62,882)
Net decrease in cash	(4)	—	(5)
Cash and cash equivalents at beginning of period	45	45	50
Cash and cash equivalents at end of period	$41	$45	$45

(a) Includes distributions from subsidiaries	$54,005	$66,272	$62,877

STAR GROUP, L.P. AND SUBSIDIARIES

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2022, 2021, 2020

(in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs & Expenses	Other Changes Add (Deduct)		Balance at End of Year
2022	Allowance for doubtful accounts	$4,779	$5,411	$(2,435)	(a)	$7,755
2021	Allowance for doubtful accounts	$6,121	$(248)	$(1,094)	(a)	$4,779
2020	Allowance for doubtful accounts	$8,378	$3,441	$(5,698)	(a)	$6,121

(a)
Bad debts written off (net of recoveries).