Form 10-Q
period 2022-12-31
STAR GROUP, L.P.
filed 2023-02-01
CIK 1002590

!8

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

At January 31, 2023, the registrant had 35,681,040 Common Units outstanding.

STAR GROUP, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2022	2022
(in thousands)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$22,591	$14,620
Receivables, net of allowance of $8,400 and $7,755, respectively	253,004	138,252
Inventories	112,058	83,557
Fair asset value of derivative instruments	2,904	16,823
Prepaid expenses and other current assets	35,111	32,016
Assets held for sale	—	2,995
Total current assets	425,668	288,263
Property and equipment, net	106,672	107,744
Operating lease right-of-use assets	93,696	93,435
Goodwill	254,354	254,110
Intangibles, net	81,772	84,510
Restricted cash	250	250
Captive insurance collateral	67,222	66,662
Deferred charges and other assets, net	17,010	17,501
Total assets	$1,046,644	$912,475
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$70,927	$49,061
Revolving credit facility borrowings	136,574	20,276
Fair liability value of derivative instruments	4,720	183
Current maturities of long-term debt	16,500	12,375
Current portion of operating lease liabilities	17,439	17,211
Accrued expenses and other current liabilities	120,152	125,561
Unearned service contract revenue	74,705	62,858
Customer credit balances	79,100	93,555
Total current liabilities	520,117	381,080
Long-term debt	143,522	151,709
Long-term operating lease liabilities	81,387	81,385
Deferred tax liabilities, net	24,465	25,620
Other long-term liabilities	14,780	14,766
Partners’ capital
Common unitholders	281,516	277,177
General partner	(3,826)	(3,656)
Accumulated other comprehensive loss, net of taxes	(15,317)	(15,606)
Total partners’ capital	262,373	257,915
Total liabilities and partners’ capital	$1,046,644	$912,475

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
(in thousands, except per unit data - unaudited)	2022	2021
Sales:
Product	$569,929	$411,265
Installations and services	78,258	77,005
Total sales	648,187	488,270
Cost and expenses:
Cost of product	419,093	274,594
Cost of installations and services	76,543	74,048
(Increase) decrease in the fair value of derivative instruments	17,636	13,403
Delivery and branch expenses	97,936	88,989
Depreciation and amortization expenses	7,837	8,448
General and administrative expenses	6,856	6,676
Finance charge income	(1,319)	(512)
Operating income	23,605	22,624
Interest expense, net	(4,274)	(2,058)
Amortization of debt issuance costs	(329)	(239)
Income before income taxes	19,002	20,327
Income tax expense	5,463	5,838
Net income	$13,539	$14,489
General Partner’s interest in net income	122	122
Limited Partners’ interest in net income	$13,417	$14,367

Basic and diluted income per Limited Partner Unit (1):	$0.33	$0.32
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	35,916	38,789

(1) See Note 15 - Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31,
(in thousands - unaudited)	2022	2021
Net income	$13,539	$14,489
Other comprehensive income:
Unrealized gain on pension plan obligation	380	224
Tax effect of unrealized gain on pension plan obligation	(97)	(45)
Unrealized gain (loss) on captive insurance collateral	355	(612)
Tax effect of unrealized gain (loss) on captive insurance collateral	(74)	129
Unrealized gain (loss) on interest rate hedges	(377)	718
Tax effect of unrealized gain (loss) on interest rate hedges	102	(193)
Total other comprehensive income	289	221
Total comprehensive income	$13,828	$14,710

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Three Months Ended December 31, 2022
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2022	36,092	326	$277,177	$(3,656)	$(15,606)	$257,915
Net income	—	—	13,417	122	—	13,539
Unrealized gain on pension plan obligation	—	—	—	—	380	380
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(97)	(97)
Unrealized gain on captive insurance collateral	—	—	—	—	355	355
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(74)	(74)
Unrealized loss on interest rate hedges	—	—	—	—	(377)	(377)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	102	102
Distributions	—	—	(5,482)	(292)	—	(5,774)
Retirement of units	(411)	—	(3,596)	—	—	(3,596)
Balance as of December 31, 2022 (unaudited)	35,681	326	$281,516	$(3,826)	$(15,317)	$262,373

	Three Months Ended December 31, 2021
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2021	39,046	326	$295,063	$(2,821)	$(14,038)	$278,204
Net income	—	—	14,367	122	—	14,489
Unrealized gain on pension plan obligation	—	—	—	—	224	224
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(45)	(45)
Unrealized loss on captive insurance collateral	—	—	—	—	(612)	(612)
Tax effect of unrealized loss on captive insurance collateral	—	—	—	—	129	129
Unrealized gain on interest rate hedges	—	—	—	—	718	718
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(193)	(193)
Distributions	—	—	(5,526)	(264)	—	(5,790)
Retirement of units	(1,104)	—	(11,765)	—	—	(11,765)
Balance as of December 31, 2021 (unaudited)	37,942	326	$292,139	$(2,963)	$(13,817)	$275,359

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
(in thousands - unaudited)	2022	2021
Cash flows provided by (used in) operating activities:
Net income	$13,539	$14,489
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	17,636	13,403
Depreciation and amortization	8,166	8,687
Provision (recovery) for losses on accounts receivable	1,046	(288)
Change in deferred taxes	(1,224)	(684)
Change in weather hedge contracts	350	(2,188)
Changes in operating assets and liabilities:
Increase in receivables	(115,164)	(78,794)
Increase in inventories	(28,717)	(16,388)
Increase in other assets	(2,005)	(16,767)
Increase in accounts payable	22,366	15,442
Decrease in customer credit balances	(14,700)	(14,504)
Increase in other current and long-term liabilities	5,966	11,727
Net cash used in operating activities	(92,741)	(65,865)
Cash flows provided by (used in) investing activities:
Capital expenditures	(3,095)	(3,787)
Proceeds from sales of fixed assets	215	254
Proceeds from sale of certain assets	2,202	—
Purchase of investments	(215)	(175)
Acquisitions	(1,193)	(3,326)
Net cash used in investing activities	(2,086)	(7,034)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	116,298	115,064
Term loan repayments	(4,125)	(7,871)
Distributions	(5,774)	(5,790)
Unit repurchases	(3,596)	(11,765)
Customer retainage payments	(5)	(267)
Net cash provided by financing activities	102,798	89,371
Net increase in cash, cash equivalents, and restricted cash	7,971	16,472
Cash, cash equivalents, and restricted cash at beginning of period	14,870	5,017
Cash, cash equivalents, and restricted cash at end of period	$22,841	$21,489

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

The Company is organized as follows:

•
Star is a limited partnership, which at December 31, 2022, had outstanding 35.7 million Common Units (NYSE: “SGU”), representing a 99.1% limited partner interest in Star, and 0.3 million general partner units, representing a 0.9% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”). Although Star is a partnership, it is taxed as a corporation and its distributions to unitholders are treated as taxable dividends.
•
Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast and Mid-Atlantic U.S. region retail distributor of home heating oil and propane that at December 31, 2022 served approximately 421,000 full service residential and commercial home heating oil and propane customers and 76,400 customers on a delivery only basis. We also sell gasoline and diesel fuel to approximately 26,900 customers. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including approximately 20,000 service contracts for natural gas and other heating systems.
•
Petroleum Heat and Power Co., Inc. (“PH&P”) is a wholly owned subsidiary of Star. PH&P is the borrower and Star is the guarantor of the sixth amended and restated credit agreement’s $165 million five-year senior secured term loan and the $400 million ($550 million during the heating season of December through April of each year) revolving credit facility, both due July 6, 2027. (See Note 11—Long-Term Debt and Bank Facility Borrowings).

2) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Company’s business, the results of operations and cash flows for the three-month period ended December 31, 2022 are not necessarily indicative of the results to be expected for the full year.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2022, the $22.8 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $22.6 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2022, the $14.9 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $14.6 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

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

The Company entered into weather hedge contracts for fiscal year 2023. The hedge period runs from November 1 through March 31, taken as a whole. The “Payment Thresholds,” or strikes, are set at various levels and are referenced against degree days for the prior ten year average. The maximum amount the Company can receive is $12.5 million per year. In addition, we are obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold. The temperatures experienced during the hedge period through December 31, 2022 were colder than the strikes in the weather hedge contracts. As a result the Company recorded a payable at December 31, 2022 of $0.4 million that increased delivery and branch expenses by a corresponding amount, and a receivable of $2.2 million at December 31, 2021 that reduced delivery and branch expenses by a corresponding amount.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of December 31, 2022, we had $0.3 million and $16.2 million balances included in the captions “Accrued expenses and other current liabilities” and “Other long-term liabilities,” on our Condensed Consolidated Balance Sheet representing the remaining balance of the NETTI Fund withdrawal liability. As of September 30, 2022, we had $0.3 million and $16.2 million balances reflected in these categories respectively. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of December 31, 2022 and September 30, 2022 was $20.0 million and $20.2 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Recently Adopted Accounting Pronouncements

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The Company adopted the ASU effective December 31, 2022. The update extends the sunset of Topic 848 from December 31, 2022 to December 31, 2024. The guidance provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. The Company has $52.8 million of interest rate swap agreements at December 31, 2022 that are benchmarked against LIBOR, which the Company has designated as cash flow hedging derivatives. This guidance includes practical expedients for contract modifications due to reference rate reform. The Company has elected to adopt the practical expedient that the Company may change the contractual terms of the interest rate swap agreements that are expected to be affected by reference rate reform and not be required to de-designate the hedging relationships. The adoption did not have an impact on the Company’s consolidated financial statements and related disclosures.

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

3) Revenue Recognition

The following disaggregates our revenue by major sources for the three months ended December 31, 2022 and December 31, 2021:

	Three Months Ended December 31,
(in thousands)	2022	2021
Petroleum Products:
Home heating oil and propane	$435,523	$305,723
Other petroleum products	134,406	105,542
Total petroleum products	569,929	411,265
Installations and Services:
Equipment installations	32,789	33,069
Equipment maintenance service contracts	28,716	26,977
Billable call services	16,753	16,959
Total installations and services	78,258	77,005
Total Sales	$648,187	$488,270

Deferred Contract Costs

We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We defer these costs only when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate. Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period of approximately five years. Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively. At December 31, 2022, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.5 million and $6.4 million, respectively. At September 30, 2022, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.4 million and $5.6 million, respectively. For the three months ended December 31, 2022 and December 31, 2021 we recognized expense of $1.0 million associated with the amortization of deferred contract costs within “Delivery and branch expenses” in the Condensed Consolidated Statement of Operations.

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts. Contract liabilities are recognized straight-line over the service contract period, generally one year or less. As of December 31, 2022 and September 30, 2022 the Company had contract liabilities of $149.1 million and $152.1 million, respectively. During the three months ended December 31, 2022, the Company recognized $85.6 million of revenue that was included in the September 30, 2022 contract liability balance. During the three months ended December 31, 2021 the Company recognized $73.0 million of revenue that was included in the September 30, 2021 contract liability balance.

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

Changes in the allowance for credit losses are as follows:

(in thousands)	Credit Loss Allowance
Balance at September 30, 2022	$7,755
Current period provision	1,046
Write-offs, net and other	(401)
Balance as of December 31, 2022	$8,400

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

Under the Company’s sixth amended and restated credit agreement dated July 6, 2022, in order to pay distributions and repurchase Common Units, we must maintain Availability (as defined in the sixth amended and restated credit agreement) of $60 million, 15.0% of the facility size of $400 million (assuming no borrowings under the seasonal advance) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase or distribution. (See Note 11—Long-Term Debt and Bank Facility Borrowings)

The following table shows repurchases under the Repurchase Plan:

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2022 total	24,933	$8.82	20,045	1,557

October 2022	154	$8.45	154	1,403
November 2022	167	$8.71	167	1,236
December 2022	90	$9.45	90	1,146
First quarter fiscal year 2023 total	411	$8.77	411	1,146

January 2023	—	$—	—	1,146	(b)

(a)
Amount includes repurchase costs.
(b)
Of the total available for repurchase, approximately 0.8 million units are available for repurchase in open market transactions and 0.3 million units are available for repurchase in privately-negotiated transactions, under the Repurchase Plan.

5) Captive Insurance Collateral

The Company considers all of its captive insurance collateral to be Level 1 available-for-sale investments. Investments at December 31, 2022 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$573	$—	$—	$573
U.S. Government Sponsored Agencies	49,972	—	(2,803)	47,169
Corporate Debt Securities	20,293	—	(813)	19,480
Total	$70,838	$—	$(3,616)	$67,222

Investments at September 30, 2022 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$1,838	$—	$—	$1,838
U.S. Government Sponsored Agencies	48,473	—	(3,052)	45,421
Corporate Debt Securities	20,322	—	(919)	19,403
Total	$70,633	$—	$(3,971)	$66,662

Maturities of investments were as follows at December 31, 2022 (in thousands):

Net Carrying Amount
Due within one year	$19,935
Due after one year through five years	47,287
Due after five years through ten years	—
Total	$67,222

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

As of December 31, 2022, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 9.4 million gallons of swap contracts, 23.2 million gallons of call options, 4.3 million gallons of put options, and 61.3 million net gallons of synthetic call options. To hedge its physical inventory on hand, inventory in transit and basis risk, the Company, as of December 31, 2022, held 25.3 million gallons of swap contracts and 7.3 million gallons of short future contracts that settle in future months. To hedge its internal fuel usage and other activities for fiscal 2023, the Company held 3.7 million gallons of swap contracts that settle in future months.

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

As of December 31, 2022, the Company has interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $86.9 million, or 53%, of its long term debt. The Company has designated its interest rate swap agreements as cash flow hedging derivatives. To the extent these derivative instruments are effective and the accounting standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) until the underlying hedged item is recognized in earnings. As of December 31, 2022 the fair value of the swap contracts was $1.7 million. As of September 30, 2022, the notional value of the swap contracts was $54.0 million and the fair value of the swap contracts was $2.0 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Toronto-Dominion Bank and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At December 31, 2022, the aggregate cash posted as collateral in the normal course of business at counterparties was $2.2 million and recorded in “Prepaid expense and other current assets.” Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of December 31, 2022, $3.3 hedge positions or payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at December 31, 2022
Commodity contracts	Fair asset and liability value of derivative instruments	$38,077	$—	$38,077
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	1,225	—	1,225
Commodity contract assets at December 31, 2022		$39,302	$—	$39,302
Liability Derivatives at December 31, 2022
Commodity contracts	Fair asset and liability value of derivative instruments	$(39,893)	$—	$(39,893)
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	(654)	—	(654)
Commodity contract liabilities at December 31, 2022		$(40,547)	$—	$(40,547)
Asset Derivatives at September 30, 2022
Commodity contracts	Fair asset and liability value of derivative instruments	$51,134	$—	$51,134
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	2,094	—	2,094
Commodity contract assets September 30, 2022		$53,228	$—	$53,228
Liability Derivatives at September 30, 2022
Commodity contracts	Fair asset and liability value of derivative instruments	$(34,494)	$—	$(34,494)
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	(743)	—	(743)
Commodity contract liabilities September 30, 2022		$(35,237)	$—	$(35,237)

The Company’s commodity derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$17,871	$(14,967)	$2,904	$—	$—	$2,904
Long-term derivative assets included in deferred charges and other assets, net	1,225	(654)	571	—	—	571
Fair liability value of derivative instruments	20,206	(24,926)	(4,720)	—	—	(4,720)
Total at December 31, 2022	$39,302	$(40,547)	$(1,245)	$—	$—	$(1,245)
Fair asset value of derivative instruments	$47,784	$(30,961)	$16,823	$—	$—	$16,823
Long-term derivative assets included in deferred charges and other assets, net	2,094	(743)	1,351	—	—	1,351
Fair liability value of derivative instruments	3,350	(3,533)	(183)	—	—	(183)
Total at September 30, 2022	$53,228	$(35,237)	$17,991	$—	$—	$17,991

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Commodity contracts	Cost of product (a)	$(8,942)	$(9,975)
Commodity contracts	Cost of installations and service (a)	$40	$(127)
Commodity contracts	Delivery and branch expenses (a)	$(200)	$(284)
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$17,636	$13,403

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

7) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	December 31, 2022	September 30, 2022
Product	$87,348	$58,727
Parts and equipment	24,710	24,830
Total inventory	$112,058	$83,557

8) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	December 31, 2022	September 30, 2022
Property and equipment	$245,573	$246,919
Less: accumulated depreciation	138,901	139,175
Property and equipment, net	$106,672	$107,744

9) Business Combinations and Divestitures

During fiscal year 2023 the Company has acquired two heating oil dealers for an aggregate purchase price of approximately $1.2 million (using $1.2 million in cash). The gross purchase price was allocated $1.7 million to intangible assets, $0.2 million to goodwill, $0.2 million to fixed assets and reduced by $0.9 million of negative working capital. The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition date, and are not material to the Company’s financial condition, results of operations, or cash flows.

On October 25, 2022, the Company sold certain assets for cash proceeds of $2.2 million.

During the first quarter of fiscal 2022, the Company acquired three heating oil dealers for an aggregate purchase price of approximately $4.2 million (using $3.3 million in cash and assuming $0.9 million of liabilities). The gross purchase price was allocated $2.9 million to intangible assets, $2.1 million to fixed assets and reduced by $0.8 million of negative working capital.

10) Goodwill and Intangible Assets, net

Goodwill

A summary of changes in Company’s goodwill is as follows (in thousands):

Balance as of September 30, 2022	$254,110
Fiscal year 2023 business combinations	244
Balance as of December 31, 2022	$254,354

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	December 31, 2022			September 30, 2022
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$409,679	$347,351	$62,328	$409,980	$345,237	$64,743
Trade names and other intangibles	41,515	22,071	19,444	41,736	21,969	19,767
Total	$451,194	$369,422	$81,772	$451,716	$367,206	$84,510

Amortization expense for intangible assets was $4.3 million for the three months ended December 31, 2022, compared to $4.8 million for the three months ended December 31, 2021.

11) Long-Term Debt and Bank Facility Borrowings

The Company’s debt is as follows (in thousands):

	December 31,		September 30,
	2022		2022
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$136,574	$136,574	$20,276	$20,276
Senior Secured Term Loan (b)	160,022	160,875	164,084	165,000
Total debt	$296,596	$297,449	$184,360	$185,276
Total short-term portion of debt	$153,074	$153,074	$32,651	$32,651
Total long-term portion of debt (b)	$143,522	$144,375	$151,709	$152,625

(a)
The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)
Carrying amounts are net of unamortized debt issuance costs of $0.9 million as of December 31, 2022 and $0.9 million as of September 30, 2022.

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

All amounts outstanding under the sixth amended and restated revolving credit facility become due and payable on the facility termination date of July 6, 2027. The Term Loan is repayable in quarterly payments of $4.1 million, the first of which was made December 30, 2022, plus an annual payment equal to 25% of the annual Excess Cash Flow as defined in the credit agreement (an amount not to exceed $8.5 million annually), less certain voluntary prepayments made during the year, with final payment at maturity. In fiscal 2022 the Company repaid $4.9 million of additional loan repayments due to Excess Cash Flow related to fiscal 2021. Under the Company’s sixth amended and restated revolving credit facility, the next annual Excess Cash Flow payment will be applicable for fiscal year ended September 30, 2023.

The interest rate on the revolving credit facility and the term loan is based on a margin over Adjusted Term Secured Overnight Financing Rate ("SOFR") or a base rate. At December 31, 2022, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 5.9% and 6.5%, respectively. At September 30, 2022, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 4.7% and 2.6%, respectively.

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

At December 31, 2022, $160.9 million of the Term Loan was outstanding, $136.6 million amount was outstanding under the revolving credit facility, $3.3 million hedge positions were secured under the credit agreement, and $5.1 million of letters of credit were issued and outstanding. At September 30, 2022, $165.0 million of the term loan was outstanding, $20.3 million was outstanding under the revolving credit facility, we did not have to provide collateral for our hedge positions under the credit agreement and $5.1 million of letters of credit were issued and outstanding.

At December 31, 2022, availability was $188.5 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio. At September 30, 2022, availability was $189.4 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio.

12) Income Taxes

The accompanying financial statements are reported on a fiscal year, however, the Company and its corporate subsidiaries file Federal and State income tax returns on a calendar year.

The current and deferred income tax expense for the three months ended December 31, 2022 and December 31, 2021 are as follows:

	Three Months Ended
	December 31,
(in thousands)	2022	2021
Income before income taxes	$19,002	$20,327
Current income tax expense	6,687	6,522
Deferred income tax benefit	(1,224)	(684)
Total income tax expense	$5,463	$5,838

At December 31, 2022, we did not have unrecognized income tax benefits.

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

13) Supplemental Disclosure of Cash Flow Information

	Three Months Ended
Cash paid during the period for:	December 31,
(in thousands)	2022	2021
Income taxes, net	$5,479	$5,398
Interest	$4,286	$2,037

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

15) Earnings Per Limited Partner Unit

The following table presents the net income allocation and per unit data:

	Three Months Ended
Basic and Diluted Earnings Per Limited Partner:	December 31,
(in thousands, except per unit data)	2022	2021
Net income	$13,539	$14,489
Less General Partner’s interest in net income	122	122
Net income available to limited partners	13,417	14,367
Less dilutive impact of theoretical distribution of earnings *	1,723	1,883
Limited Partner’s interest in net income	$11,694	$12,484
Per unit data:
Basic and diluted net income available to limited partners	$0.37	$0.37
Less dilutive impact of theoretical distribution of earnings *	0.04	0.05
Limited Partner’s interest in net income	$0.33	$0.32
Weighted average number of Limited Partner units outstanding	35,916	38,789

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

16) Subsequent Events

Quarterly Distribution Declared

In January 2023, we declared a quarterly distribution of $0.1525 per unit, or $0.61 per unit on an annualized basis, on all Common Units with respect to the first quarter of fiscal 2023, paid on January 31, 2023, to holders of record on January 23, 2023. The amount of distributions in excess of the minimum quarterly distribution of $0.0675 are distributed in accordance with our Partnership Agreement, subject to the management incentive compensation plan. As a result, $5.4 million was paid to the Common Unit holders, $0.3 million to the General Partner unit holders (including $0.3 million of incentive distribution as provided in our Partnership Agreement) and $0.3 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including the impact of geopolitical events, such as the war in the Ukraine, and its impact on wholesale product cost volatility, the price and supply of the products that we sell, our ability to purchase sufficient quantities of product to meet our customer’s needs, rapid increases in levels of inflation approaching 40-year highs, uncertain economic conditions, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, the effect of weather conditions on our financial performance, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, natural gas conversions, the impact of the novel coronavirus, or COVID-19, pandemic and future global health pandemics, on US and global economies, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including climate change, environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, cyber-attacks, increases in interest rates, global supply chain issues, labor shortages and new technology. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct, and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Fiscal 2022 Form 10-K under Part I Item 1A “Risk Factors.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report and in our Fiscal 2022 Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Liquid Product Price Volatility

Volatility, which is reflected in the wholesale price of liquid products, including home heating oil, propane and motor fuels, has a larger impact on our business when prices rise. Home heating oil consumers are sensitive to heating cost increases, and this often leads to customer conservation and increased gross customer losses. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces, and, most recently, the war in the Ukraine, and is closely linked to the price of diesel fuel. The volatility in the wholesale cost of diesel fuel as measured by the New York Mercantile Exchange (“NYMEX”), for the fiscal years ending September 30, 2019, through 2023, on a quarterly basis, is illustrated in the following chart (price per gallon):

	Fiscal 2023 (a)		Fiscal 2022		Fiscal 2021		Fiscal 2020		Fiscal 2019
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$2.78	$4.55	$2.06	$2.59	$1.08	$1.51	$1.86	$2.05	$1.66	$2.44
March 31	—	—	2.36	4.44	1.46	1.97	0.95	2.06	1.70	2.04
June 30	—	—	3.27	5.14	1.77	2.16	0.61	1.22	1.78	2.12
September 30	—	—	3.13	4.01	1.91	2.34	1.08	1.28	1.75	2.08

(a)
On January 31, 2023, the NYMEX ultra low sulfur diesel contract closed at $3.18 per gallon.

During the first quarter of fiscal 2023 the wholesale price of home heating oil continued to be extremely volatile. We believe these circumstances were attributable to supply and demand imbalances, exacerbated by the war in the Ukraine. From time-to-time, the Company (as well as our competition) paid a premium over the NYMEX-published price for product purchased to ensure prompt delivery. The significant increase in product costs resulted in higher operating expenses, such as credit card fees, bad debt expense, and vehicle fuels, and also led to higher working capital requirements, including higher premiums and cash requirements for certain of our hedging instruments. Furthermore, our credit availability (as defined in our Credit Agreement) was reduced as the Company used a portion of its cash flow to finance these higher working capital needs and to satisfy margin requirements on our hedged inventory positions. The Company's average borrowings increased $86.5 million compared to the prior year, which resulted in an increase in interest expense. The Company believes that it may experience a slowing of collection of our accounts over the next few months as our customers respond to higher product prices, and customers may defer or curtail liquid product purchases in response to the higher product prices.

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

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2023	$31,150	$26,039
2024	25,756	21,159
2025	21,519	20,629
2026	17,286	19,985
2027	15,397	18,167
2028	11,991	16,961

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

Under these contracts, we are entitled to a payment if the total number of degree days within the hedge period is less than the applicable “Payment Thresholds,” or strikes. For fiscal 2023 we entered into weather hedging contracts under which we are entitled to a payment capped at $12.5 million if degree days are less than the Payment Threshold and we are obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold. The hedge period runs from November 1 through March 31, taken as a whole, for each respective fiscal year. In accordance with ASC 815-45, we recorded a $0.4 million expense to delivery and branch expenses for the first quarter of fiscal 2023 (reflecting colder temperatures) as compared to a $2.2 million benefit for the first quarter of fiscal 2022 (reflecting warmer temperatures). The final settlement under these contracts may differ depending on the actual heating degree-days recorded in the period January 1, 2023 through March 31, 2023. Temperatures recorded for January 2023 were warmer than expected.

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

Customer Attrition

We measure net customer attrition on an ongoing basis for our full service residential and commercial home heating oil and propane customers. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customers that are obtained through marketing efforts or lost at newly acquired businesses are included in these calculations from the point of closing going forward. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis from the closing date. Gross customer losses are the result of a number of factors, including price competition, move-outs, credit losses, conversions to natural gas and service disruptions. When a customer moves out of an existing home, we count the “move out” as a loss, and, if we are successful in signing up the new homeowner, the “move in” is treated as a gain. The impact of certain geopolitical forces, particularly the war in the Ukraine, on liquid product prices could increase future attrition due to higher losses from credit related issues.

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2023			2022			2021
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	26,500	19,500	7,000	19,800	18,500	1,300	19,100	19,900	(800)
Second Quarter	—	—	—	12,700	17,300	(4,600)	12,600	17,800	(5,200)
Third Quarter	—	—	—	6,400	14,300	(7,900)	6,700	12,300	(5,600)
Fourth Quarter	—	—	—	11,400	15,800	(4,400)	9,500	14,900	(5,400)
Total	26,500	19,500	7,000	50,300	65,900	(15,600)	47,900	64,900	(17,000)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2023			2022			2021
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	6.4%	4.7%	1.7%	4.7%	4.4%	0.3%	4.4%	4.6%	(0.2%)
Second Quarter	—	—	—	3.0%	4.1%	(1.1%)	2.9%	4.1%	(1.2%)
Third Quarter	—	—	—	1.5%	3.4%	(1.9%)	1.3%	2.6%	(1.3%)
Fourth Quarter	—	—	—	2.7%	3.7%	(1.0%)	2.1%	3.3%	(1.2%)
Total	6.4%	4.7%	1.7%	11.9%	15.6%	(3.7%)	10.7%	14.6%	(3.9%)

For the three months ended December 31, 2022, the Company gained 7,000 accounts (net), or 1.7% of its home heating oil and propane customer base, compared to 1,300 accounts gained (net), or 0.3% of its home heating and oil propane customer base in the prior year's first quarter. Gross customer gains were 6,700 more than the prior year's comparable period because we were able to take advantage of certain market conditions with regard to physical supply. Gross customer losses were 1,000 more primarily due to product prices, customer credit cancellations and fuel conversions.

During the three months ended December 31, 2022, we estimate that we lost 0.4% of our home heating oil and propane accounts to natural gas conversions versus 0.4% for the three months ended December 31, 2021 and 0.3% for the three months ended December 31, 2020. Losses to natural gas in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates.

Acquisitions

The timing of acquisitions and the types of products sold by acquired companies impact year-over-year comparisons. During fiscal year 2023 through December 31, 2022, the Company acquired two heating oil dealers. During fiscal 2022 the Company acquired five heating oil dealers. The following tables detail the Company’s acquisition activity and the associated volume sold during the 12-month period prior to the date of acquisition.

(in thousands of gallons)
Fiscal 2023 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Other Petroleum Products	Total
1	October	556	403	959
2	November	494	—	494
		1,050	403	1,453

(in thousands of gallons)
Fiscal 2022 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Other Petroleum Products	Total
1	October	437	48	485
2	December	741	—	741
3	December	1,768	—	1,768
4	March	1,225	446	1,671
5	April	3,678	166	3,844
		7,849	660	8,509

Sale of Certain Assets

In October 2022 we sold certain assets, which included a customer list of approximately 6,500 customers, for $2.7 million (including a deferred purchase price of $0.5 million). The following table details sales generated from the assets sold:

	Years Ended September 30,
(in thousands)	2022	2021	2020
Volume:
Home heating oil and propane	2,147	2,163	2,345
Motor fuel and other petroleum products	27	37	38
Sales:
Petroleum products	$9,355	$6,102	$6,524
Installations and services	1,323	1,384	1,292
Total Sales	$10,678	$7,486	$7,816

Protected Price Account Renewals

A substantial majority of the Company’s price-protected customers have agreements with us that are subject to annual renewal in the period between April and November of each fiscal year. If a significant number of these customers elect not to renew their price-protected agreements with us and do not continue as our customers under a variable price-plan, the Company’s near term profitability, liquidity and cash flow will be adversely impacted. As of January 31, 2023, the wholesale cost of home heating oil as measured by the NYMEX was $3.18 per gallon, approximately $0.42 per gallon higher than at January 31, 2022. Based on these recent prices, our price-protected customers will be offered renewal contracts at significantly higher prices than last year, which may adversely impact the acceptance rate of these renewals.

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

Three Months Ended December 31, 2022

Compared to the Three Months Ended December 31, 2021

Volume

For the three months ended December 31, 2022, retail volume of home heating oil and propane sold increased by 2.2 million gallons, or 2.5%, to 89.2 million gallons, compared to 87.0 million gallons for the three months ended December 31, 2021. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended December 31, 2022 were 14.9% colder than the three months ended December 31, 2021 but 6.6% warmer than normal, as reported by NOAA. For the twelve months ended December 31, 2022, net customer attrition for the base business was 2.2%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended December 31, 2021	87.0
Net customer attrition	(2.4)
Impact of temperature	12.8
Acquisitions	1.4
Sale of certain assets	(0.5)
Other (a)	(9.1)
Change	2.2
Volume - Three months ended December 31, 2022	89.2

(a)
The majority of the colder weather experienced during the three months ended December 31, 2022 versus December 31, 2021 occurred during October 2022. October is a transitional month for heating oil and propane consumption and the degree days accumulated during this month are not as impactful on the quarterly comparison. October 2022 was 130% colder than October 2021.

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended December 31, 2022, compared to the three months ended December 31, 2021:

	Three Months Ended
Customers	December 31, 2022	December 31, 2021
Residential Variable	42.7%	44.5%
Residential Price-Protected (Ceiling and Fixed Price)	43.9%	42.8%
Commercial/Industrial	13.4%	12.7%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold decreased by 3.7 million gallons, or 9.4%, to 35.6 million gallons for the three months ended December 31, 2022, compared to 39.3 million gallons for the three months ended December 31, 2021.

Product Sales

For the three months ended December 31, 2022, product sales increased by $158.6 million, or 38.6%, to $569.9 million, compared to $411.3 million for the three months ended December 31, 2021, due to an increase in selling prices that was largely attributable to an increase in wholesale product cost of $1.1832 per gallon, or 54.4%.

Installations and Service

For the three months ended December 31, 2022, installation and service revenue increased by $1.3 million, or 1.6%, to $78.3 million, compared to $77.0 million for the three months ended December 31, 2021, due to an increase in revenue from service contracts.

Cost of Product

For the three months ended December 31, 2022, cost of product increased $144.5 million, or 52.6%, to $419.1 million, compared to $274.6 million for the three months ended December 31, 2021 due to the impact of a $1.1832 per gallon, or 54.4%, increase in wholesale product cost.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended December 31, 2022 increased by $0.1005 per gallon, or 7.0%, to $1.5452 per gallon, from $1.4447 per gallon during the three months ended December 31, 2021. Going forward, we cannot assume that per gallon margins realized during the three months ended December 31, 2022 are sustainable especially with the recent increases in heating oil and propane costs. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	December 31, 2022		December 31, 2021
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	89.2		87.0
Sales	$435.5	$4.8818	$305.7	$3.5139
Cost	$297.7	$3.3366	$180.0	$2.0692
Gross Profit	$137.8	$1.5452	$125.7	$1.4447

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	35.6		39.3
Sales	$134.4	$3.7703	$105.6	$2.6824
Cost	$121.4	$3.4061	$94.6	$2.4035
Gross Profit	$13.0	$0.3642	$11.0	$0.2789

Total Product	Amount (in millions)	Amount (in millions)
Sales	$569.9	$411.3
Cost	$419.1	$274.6
Gross Profit	$150.8	$136.7

For the three months ended December 31, 2022, total product gross profit was $150.8 million, which was $14.1 million, or 10.4%, higher than the three months ended December 31, 2021, due to an increase in home heating oil and propane volume ($3.2 million), an increase in home heating oil and propane margins ($8.9 million) and an increase in gross profit from other petroleum products ($2.0 million largely due to an increase in per gallon margins).

Cost of Installations and Service

Total installation costs for the three months ended December 31, 2022 decreased by $0.1 million or 0.1%, to $26.7 million, compared to $26.8 million of installation costs for the three months ended December 31, 2021. Installation costs as a percentage of installation sales were 81.6% for the three months ended December 31, 2022 and 81.0% for the three months ended December 31, 2021.

Service expense increased by $2.5 million, or 5.3%, to $49.8 million for the three months ended December 31, 2022, representing 109.5% of service sales, versus $47.3 million, or 107.6% of service sales, for the three months ended December 31, 2021. The colder temperatures drove an increase in service calls and related expense. In addition, a large proportion of our service expenses are incurred under fixed-fee prepaid service contract arrangements, therefore trends in service expenses may not directly correlate to trends in the related revenues. Gross profit from service decreased by $1.0 million.

We realized a combined gross profit from service and installation of $1.7 million for the three months ended December 31, 2022 compared to a gross profit of $3.0 million for the three months ended December 31, 2021, a $1.3 million decrease.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended December 31, 2022, the change in the fair value of derivative instruments resulted in a $17.6 million charge due to a decrease in the market value for unexpired hedges (a $9.6 million charge) and an $8.0 million charge due to the expiration of certain hedged positions.

During the three months ended December 31, 2021, the change in the fair value of derivative instruments resulted in a $13.4 million charge due to a decrease in the market value for unexpired hedges (a $3.3 million charge) and a $10.1 million charge due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the three months ended December 31, 2022, delivery and branch expense increased $8.9 million, or 10.1%, to $97.9 million, compared to $89.0 million for the three months ended December 31, 2021, reflecting a $5.3 million, or 6.0%, increase in expense within the base business, $2.6 million higher expense recorded from the Company’s weather hedge and additional costs from acquisitions of $1.0 million. In the base business, a $1.9 million decrease in insurance claims expense was more than offset by a $2.2 million increase in bad debts and credit card fees that was driven by higher sales as a result of higher product cost, and a $1.2 million increase in vehicle fuel expenses due to higher diesel and gasoline costs. The remaining expense increase in the base business of $3.8 million, or 4.2%, was due to wage, benefit and other expense increases. As of December 31, 2022 we recorded an expense of $0.4 million under our weather hedge program that increased delivery and branch expenses, versus a benefit of $2.2 million as of December 31, 2021. While the 14.9% colder temperatures for the quarter compared to the prior year largely occurred during October 2022, temperatures during the weather hedge period beginning November 1 were also colder than the prior year comparative period, resulting in a weather hedge expense being recorded for the quarter ended December 31, 2022 versus a weather hedge benefit in the quarter ended December 31, 2021. The final expense or benefit for fiscal 2023 may be lower or higher depending on the accumulation of actual heating degree-days recorded in the period January 1, 2023 through March 31, 2023. At the end of January 2023, the Company expects to record a receivable under its weather hedge contract as temperatures recorded for January 2023 were warmer than expected.

Depreciation and Amortization Expenses

For the three months ended December 31, 2022, depreciation and amortization expenses decreased $0.6 million, or 7.2%, to $7.8 million, compared to $8.4 million for the three months ended December 31, 2021, primarily due to lower amortization expense related to intangible assets that fully amortized in the prior fiscal year.

General and Administrative Expenses

For the three months ended December 31, 2022, general and administrative expenses increased by $0.2 million or 2.7%, to $6.9 million, from $6.7 million for the three months ended December 31, 2021, due to a $0.4 million increase in the Company's frozen pension expense and $0.2 million of other expense increases that were partially offset by a $0.4 million decrease in legal and professional expenses.

Finance Charge Income

For the three months ended December 31, 2022, finance charge income increased to $1.3 million from $0.5 million for the three months ended December 31, 2021, primarily due to higher customer late payment charges.

Interest Expense, Net

For the three months ended December 31, 2022, net interest expense increased by $2.2 million, or 107.7%, to $4.3 million compared to $2.1 million for the three months ended December 31, 2021. The year-over-year change was driven by an increase in average borrowings of $86.5 million from $157.8 million for the three months ended December 31, 2021 to $244.3 million for the three months ended December 31, 2022 and an increase in the weighted average interest rate from 3.8% for the three months ended December 31, 2021 to 6.1% for the three months ended December 31, 2022. The increase in average borrowings was largely due to increased financing to fund working capital as a result of increases in accounts receivable and inventory due to the increase in cost of product. To hedge against rising interest rates, the Company utilizes interest rate swaps. At December 31, 2022, $86.9 million, or 53%, of Star’s long term debt was fixed.

Amortization of Debt Issuance Costs

For the three months ended December 31, 2022, amortization of debt issuance cost increased to $0.3 million from $0.2 million for the three months ended December 31, 2021.

Income Tax Expense

For the three months ended December 31, 2022, the Company’s income tax expense decreased by $0.3 million to $5.5 million, from $5.8 million for the three months ended December 31, 2021. The decrease in the income tax expense was driven by a $1.3 million decline in income before income taxes.

Net Income

For the three months ended December 31, 2022, Star’s net income decreased $1.0 million, to $13.5 million, compared to the three months ended December 31, 2021, primarily due to an unfavorable change in the fair value of derivative instruments of $4.2 million and a $2.2 million increase in interest expense, partially offset by an increase in Adjusted EBITDA of $4.6 million and a $0.3 million decrease in income tax expense.

Adjusted EBITDA

For the three months ended December 31, 2022, Adjusted EBITDA increased by $4.6 million, to $49.1 million, compared to the three months ended December 31, 2021, as an increase in home heating oil and propane volume of 2.2 million gallons and an increase in per gallon margins more than offset an increase in operating expenses. As of December 31, 2022, the Company recorded an expense of $0.4 million under its weather hedge program that increased delivery and branch expenses, versus a benefit of $2.2 million as of December 31, 2021. While the 14.9% colder temperatures for the quarter compared to the prior year largely occurred during October 2022, temperatures during the weather hedge period beginning November 1 were also colder than the prior year comparative period, resulting in a weather hedge expense being recorded for the quarter ended December 31, 2022 versus a weather hedge benefit in the quarter ended December 31, 2021. The final expense or benefit for fiscal 2023 may be lower or higher depending on the accumulation of actual heating degree-days recorded in the period January 1, 2023 through March 31, 2023. At the end of January 2023, the Company expects to record a receivable under its weather hedge contract as temperatures recorded for January 2023 were warmer than expected.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provide additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended December 31,
(in thousands)	2022	2021
Net income	$13,539	$14,489
Plus:
Income tax expense	5,463	5,838
Amortization of debt issuance costs	329	239
Interest expense, net	4,274	2,058
Depreciation and amortization	7,837	8,448
EBITDA (a)	31,442	31,072
(Increase) / decrease in the fair value of derivative instruments	17,636	13,403
Adjusted EBITDA (a)	49,078	44,475
Add / (subtract)
Income tax expense	(5,463)	(5,838)
Interest expense, net	(4,274)	(2,058)
Provision (recovery) for losses on accounts receivable	1,046	(288)
Increase in accounts receivables	(115,164)	(78,794)
Increase in inventories	(28,717)	(16,388)
Decrease in customer credit balances	(14,700)	(14,504)
Change in deferred taxes	(1,224)	(684)
Change in other operating assets and liabilities	26,677	8,214
Net cash used in operating activities	$(92,741)	$(65,865)
Net cash used in investing activities	$(2,086)	$(7,034)
Net cash provided by financing activities	$102,798	$89,371

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

During the three months ended December 31, 2022, cash used in operating activities increased $26.8 million, to $92.7 million, compared to $65.9 million in cash used in operating activities during the three months ended December 31, 2021. Higher per gallon product costs drove an increase in receivables on a comparable basis (including accounts receivable, customer credit balance accounts and hedging settlement receivables) of $33.3 million. While accounts receivable as of December 31, 2022 were higher by $74.2 million, or 41.5%, than accounts receivable as of December 31, 2021, days’ sales outstanding increased by only 2 days to 36 days at December 31, 2022 compared to 34 days at December 31. 2021. The higher product cost also drove a $12.3 million increase in cash required to purchase liquid product inventory. We also paid $5.2 million more in payroll taxes in the first fiscal quarter of 2023 versus the first fiscal quarter of 2022 as the result of deferring payment of certain payroll tax withholdings in first quarter of fiscal 2021 to the first fiscal quarter of fiscal 2023. These cash flow changes were partially offset by a $10.0 million decrease in net cash paid for certain hedge positions, a $6.9 million favorable change in accounts payable due to the pricing and timing of inventory purchases, a $6.1 million increase in cash flows from operations and $1.0 million of other net changes in working capital.

Investing Activities

During the three months ended December 31, 2022, the Company acquired two heating oil dealers for an aggregate price of approximately $1.2 million (using $1.2 million in cash). The gross purchase price was allocated $1.7 million to intangible assets, $0.2 million to goodwill, $0.2 million to fixed assets and reduced by $0.9 million of negative working capital. On October 25, 2022, the Company sold certain assets for cash proceeds of $2.2 million.

Our capital expenditures for the three months ended December 31, 2022 totaled $3.1 million, as we invested in computer hardware and software ($0.1 million), refurbished certain physical plants ($0.3 million), expanded our propane operations ($0.2 million) and made additions to our fleet and other equipment ($2.5 million).

During the three months ended December 31, 2022, $0.2 million of earnings were reinvested into an irrevocable trust established in connection with our captive insurance company. The cash deposited into the trust is shown on our balance sheet as captive insurance collateral and, correspondingly, reduced cash on our balance sheet. We believe that investments into the irrevocable trust lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

During the three months ended December 31, 2021, the Company acquired three heating oil dealers for an aggregate price of approximately $4.2 million (using $3.3 million in cash and assuming $0.9 million of liabilities). The gross purchase price was allocated $2.9 million to intangible assets, $2.1 million to fixed assets and reduced by $0.8 million in working capital credits.

Our capital expenditures for the three months ended December 31, 2021 totaled $3.8 million, as we invested in computer hardware and software ($0.5 million), refurbished certain physical plants ($0.8 million), expanded our propane operations ($1.0 million) and made additions to our fleet and other equipment ($1.5 million)

During the three months ended December 31, 2021, $0.2 million of earnings were reinvested into the irrevocable trust.

Financing Activities

During the three months ended December 31, 2022, we repaid $4.1 million of our term loan, borrowed $116.3 million under our revolving credit facility, repurchased 0.4 million Common Units for $3.6 million, in connection with our unit repurchase plan, and paid distributions of $5.5 million to our Common Unit holders and $0.3 million to our General Partner unit holders (including $0.3 million of incentive distributions as provided in our Partnership Agreement).

During the three months ended December 31, 2021, we repaid $7.9 million of our term loan, borrowed $115.1 million under our revolving credit facility, repurchased 1.1 million Common Units for $11.8 million, in connection with our unit repurchase plan, and paid distributions of $5.5 million to our Common Unit holders and $0.3 million to our General Partner unit holders (including $0.2 million of incentive distributions as provided in our Partnership Agreement).

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, geopolitical and business conditions, especially in light of the war in the Ukraine, weather, the ability to collect current and future accounts receivable, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation, inflation and other factors. Our liquidity was impacted by the volatility in wholesale price of home heating oil and a significant increase in the cost of our product. The significant increase in product costs resulted in higher operating expenses, such as credit card fees, bad debt expense, vehicle fuels, interest expense and also led to higher hedging costs for certain of our hedging instruments. Our working capital needs increased to fund these higher product costs and the cash required to finance our operating activities. Further, our credit availability (as defined in our Credit Agreement) was reduced as the Company used a portion of its cash flow to finance these higher working capital needs and to satisfy margin requirements on our hedged inventory positions. The Company believes that it may experience a slowing of collection of our accounts receivable over the next few months as our customers respond to higher product prices.

Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of December 31, 2022 ($22.6 million) or a combination thereof. We believe that these cash sources will also be sufficient to satisfy our capital requirements in the longer-term. However, if they are not sufficient, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and from subsequent seasonal reductions in inventory and accounts receivable. As of December 31, 2022, we had accounts receivable of $253.0 million of which $185.2 million is due from residential customers and $67.8 million is due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If these balances do not meet the eligibility tests as defined in our sixth amended and restated credit agreement, our ability to borrow will be reduced and our anticipated cash flow from operating activities will also be reduced. As of December 31, 2022, we had $136.6 million of borrowings under our revolving credit facility, $160.9 million outstanding under our term loan, $5.1 million in letters of credit outstanding and $3.3 million hedge positions were secured under the credit agreement.

Under the terms of the sixth amended and restated credit agreement, we are required to maintain at all times Availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the maximum facility size and a fixed charge coverage ratio of not less than 1.1. We are also required to maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 5.5 as of December 31st or March 31st. As of December 31, 2022, Availability, as defined in the sixth amended and restated revolving credit facility agreement, was $188.5 million and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for the remainder of fiscal 2023 are estimated to be approximately $8.0 million to $9.0 million, excluding the capital requirements for leased fleet. In addition, we plan to invest approximately $2.0 million in our propane operations. Distributions for the balance of fiscal 2023, at the current quarterly level of $0.1525 per unit, would result in aggregate payments of approximately $16.3 million to Common Unit holders, $0.9 million to our General Partner (including $0.8 million of incentive distribution as provided for in our Partnership Agreement) and $0.8 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. Under the terms of our sixth amended and restated revolving credit facility agreement, our term loan is repayable in quarterly payments of $4.1 million and we expect to pay $12.4 million for the remainder of fiscal 2023. Further, subject to any additional liquidity issues or concerns resulting from wholesale price volatility, we may repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

Contractual Obligations and Off-Balance Sheet Arrangements

There has been no material change to Contractual Obligations and Off-Balance Sheet Arrangements since our September 30, 2022 Form 10-K disclosure and therefore, the table has not been included in this Form 10-Q.

Recent Accounting Pronouncements

Refer to Note 2 – Summary of Significant Accounting Policies for discussion regarding the impact of accounting standards that were recently adopted and issued but not yet effective, on our consolidated financial statements.

Critical Accounting Policy and Critical Accounting Estimates

We believe that there have been no significant changes to our critical accounting policy and critical accounting estimates during the three months ended December 31, 2022 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended September 30, 2022. While our critical accounting policies and estimates have not changed in any significant way during the three months ended December 31, 2022, the following provides disclosures about our critical accounting policy and critical accounting estimates.

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

At December 31, 2022, we had outstanding borrowings totaling $297.5 million, of which $210.6 million are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $1.5 million.

Market Risk

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at December 31, 2022, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $14.4 million to a fair market value of $13.2 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $10.1 million to a fair market value of $(11.3) million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2022. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

c) Other

The General Partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of the General Partner have concluded, as of December 31, 2022, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

In the opinion of management, we are not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on our results of operations, financial position or liquidity.

Item 1A.

Risk Factors

In addition to the other information set forth in this Report, investors should carefully review and consider the information regarding certain factors, which could materially affect our business, results of operations, financial condition and cash flows set forth in Part I Item 1A. “Risk Factors” in our Fiscal 2022 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.

Purchase of Equity Securities by Issuer

Note 4 to the Condensed Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the three months ended December 31, 2022 is incorporated into this Item 2 by reference.

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

101

The following materials from the Star Group, L.P. Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Group, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Kestrel Heat LLC (Principal Financial Officer)	February 1, 2023

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller of Kestrel Heat LLC (Principal Accounting Officer)	February 1, 2023