Form 10-Q
period 2023-03-31
STAR GROUP, L.P.
filed 2023-05-03
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units	SGU	New York Stock Exchange
Common Unit Purchase Rights	N/A	New York Stock Exchange

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

At April 30, 2023, the registrant had 35,602,552 Common Units outstanding.

STAR GROUP, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2023	2022
(in thousands)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$22,085	$14,620
Receivables, net of allowance of $10,795 and $7,755, respectively	259,099	138,252
Inventories	71,732	83,557
Fair asset value of derivative instruments	—	16,823
Weather hedge contract receivable	12,500	—
Prepaid expenses and other current assets	30,025	32,016
Assets held for sale	—	2,995
Total current assets	395,441	288,263
Property and equipment, net	105,559	107,744
Operating lease right-of-use assets	90,325	93,435
Goodwill	254,354	254,110
Intangibles, net	77,538	84,510
Restricted cash	250	250
Captive insurance collateral	68,175	66,662
Deferred charges and other assets, net	15,508	17,501
Total assets	$1,007,150	$912,475
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$41,026	$49,061
Revolving credit facility borrowings	69,936	20,276
Fair liability value of derivative instruments	11,516	183
Current maturities of long-term debt	16,500	12,375
Current portion of operating lease liabilities	17,248	17,211
Accrued expenses and other current liabilities	162,999	125,561
Unearned service contract revenue	71,363	62,858
Customer credit balances	52,032	93,555
Total current liabilities	442,620	381,080
Long-term debt	139,459	151,709
Long-term operating lease liabilities	78,109	81,385
Deferred tax liabilities, net	13,392	25,620
Other long-term liabilities	15,395	14,766
Partners’ capital
Common unitholders	336,674	277,177
General partner	(3,553)	(3,656)
Accumulated other comprehensive loss, net of taxes	(14,946)	(15,606)
Total partners’ capital	318,175	257,915
Total liabilities and partners’ capital	$1,007,150	$912,475

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per unit data - unaudited)	2023	2022	2023	2022
Sales:
Product	$669,212	$712,462	$1,239,141	$1,123,727
Installations and services	68,405	70,081	146,663	147,086
Total sales	737,617	782,543	1,385,804	1,270,813
Cost and expenses:
Cost of product	466,267	492,334	885,360	766,928
Cost of installations and services	68,311	70,136	144,854	144,184
(Increase) decrease in the fair value of derivative instruments	3,022	(17,615)	20,658	(4,212)
Delivery and branch expenses	95,942	107,486	193,878	196,475
Depreciation and amortization expenses	7,626	8,081	15,463	16,529
General and administrative expenses	6,698	5,902	13,554	12,578
Finance charge income	(1,764)	(1,026)	(3,083)	(1,538)
Operating income	91,515	117,245	115,120	139,869
Interest expense, net	(4,963)	(2,729)	(9,237)	(4,787)
Amortization of debt issuance costs	(258)	(237)	(587)	(476)
Income before income taxes	86,294	114,279	105,296	134,606
Income tax expense	24,253	32,900	29,716	38,738
Net income	$62,041	$81,379	$75,580	$95,868
General Partner’s interest in net income	562	697	684	819
Limited Partners’ interest in net income	$61,479	$80,682	$74,896	$95,049

Basic and diluted income per Limited Partner Unit (1):	$1.42	$1.75	$1.74	$2.05
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	35,653	37,634	35,786	38,218

(1) See Note 15 - Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands - unaudited)	2023	2022	2023	2022
Net income	$62,041	$81,379	$75,580	$95,868
Other comprehensive income (loss):
Unrealized gain on pension plan obligation	382	224	762	448
Tax effect of unrealized gain on pension plan obligation	(104)	(61)	(201)	(106)
Unrealized gain (loss) on captive insurance collateral	775	(2,062)	1,130	(2,674)
Tax effect of unrealized gain (loss) on captive insurance collateral	(164)	435	(238)	564
Unrealized gain (loss) on interest rate hedges	(704)	1,549	(1,081)	2,267
Tax effect of unrealized gain (loss) on interest rate hedges	186	(410)	288	(603)
Total other comprehensive income (loss)	371	(325)	660	(104)
Total comprehensive income	$62,412	$81,054	$76,240	$95,764

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Three Months Ended March 31, 2023
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of December 31, 2022	35,681	326	$281,516	$(3,826)	$(15,317)	$262,373
Net income	—	—	61,479	562	—	62,041
Unrealized gain on pension plan obligation	—	—	—	—	382	382
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(104)	(104)
Unrealized gain on captive insurance collateral	—	—	—	—	775	775
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(164)	(164)
Unrealized loss on interest rate hedges	—	—	—	—	(704)	(704)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	186	186
Distributions	—	—	(5,442)	(289)	—	(5,731)
Retirement of units	(78)	—	(879)	—	—	(879)
Balance as of March 31, 2023 (unaudited)	35,603	326	$336,674	$(3,553)	$(14,946)	$318,175

	Three Months Ended March 31, 2022
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of December 31, 2021	37,942	326	$292,139	$(2,963)	$(13,817)	$275,359
Net income	—	—	80,682	697	—	81,379
Unrealized gain on pension plan obligation	—	—	—	—	224	224
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(61)	(61)
Unrealized loss on captive insurance collateral	—	—	—	—	(2,062)	(2,062)
Tax effect of unrealized loss on captive insurance collateral	—	—	—	—	435	435
Unrealized gain on interest rate hedges	—	—	—	—	1,549	1,549
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(410)	(410)
Distributions	—	—	(5,384)	(258)	—	(5,642)
Retirement of units	(992)	—	(10,417)	—	—	(10,417)
Balance as of March 31, 2022 (unaudited)	36,950	326	$357,020	$(2,524)	$(14,142)	$340,354

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Six Months Ended March 31, 2023
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2022	36,092	326	$277,177	$(3,656)	$(15,606)	$257,915
Net income	—	—	74,896	684	—	75,580
Unrealized gain on pension plan obligation	—	—	—	—	762	762
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(201)	(201)
Unrealized gain on captive insurance collateral	—	—	—	—	1,130	1,130
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(238)	(238)
Unrealized loss on interest rate hedges	—	—	—	—	(1,081)	(1,081)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	288	288
Distributions	—	—	(10,924)	(581)	—	(11,505)
Retirement of units	(489)	—	(4,475)	—	—	(4,475)
Balance as of March 31, 2023 (unaudited)	35,603	326	$336,674	$(3,553)	$(14,946)	$318,175

	Six Months Ended March 31, 2022
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2021	39,046	326	$295,063	$(2,821)	$(14,038)	$278,204
Net income	—	—	95,049	819	—	95,868
Unrealized gain on pension plan obligation	—	—	—	—	448	448
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(106)	(106)
Unrealized loss on captive insurance collateral	—	—	—	—	(2,674)	(2,674)
Tax effect of unrealized loss on captive insurance collateral	—	—	—	—	564	564
Unrealized gain on interest rate hedges	—	—	—	—	2,267	2,267
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(603)	(603)
Distributions	—	—	(10,910)	(522)	—	(11,432)
Retirement of units	(2,096)	—	(22,182)	—	—	(22,182)
Balance as of March 31, 2022 (unaudited)	36,950	326	$357,020	$(2,524)	$(14,142)	$340,354

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
(in thousands - unaudited)	2023	2022
Cash flows provided by (used in) operating activities:
Net income	$75,580	$95,868
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	20,658	(4,212)
Depreciation and amortization	16,050	17,005
Provision for losses on accounts receivable	4,768	2,167
Change in deferred taxes	(12,379)	4,545
Change in weather hedge contracts	(12,500)	(1,087)
Changes in operating assets and liabilities:
Increase in receivables	(124,764)	(165,063)
Decrease (increase) in inventories	11,609	(18,048)
Decrease (increase) in other assets	14,199	(41,314)
(Decrease) increase in accounts payable	(7,516)	16,434
Decrease in customer credit balances	(41,768)	(50,913)
Increase in other current and long-term liabilities	42,230	39,177
Net cash used in operating activities	(13,833)	(105,441)
Cash flows provided by (used in) investing activities:
Capital expenditures	(5,182)	(7,128)
Proceeds from sales of fixed assets	539	530
Proceeds from sale of certain assets	2,202	—
Purchase of investments	(465)	(369)
Acquisitions	(1,193)	(6,536)
Net cash used in investing activities	(4,099)	(13,503)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	125,601	200,177
Revolving credit facility repayments	(75,941)	(23,072)
Term loan repayments	(8,250)	(11,365)
Distributions	(11,505)	(11,432)
Unit repurchases	(4,475)	(22,182)
Customer retainage payments	(33)	(267)
Net cash provided by financing activities	25,397	131,859
Net increase in cash, cash equivalents, and restricted cash	7,465	12,915
Cash, cash equivalents, and restricted cash at beginning of period	14,870	5,017
Cash, cash equivalents, and restricted cash at end of period	$22,335	$17,932

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

The Company is organized as follows:

•
Star is a limited partnership, which at March 31, 2023, had outstanding 35.6 million Common Units (NYSE: “SGU”), representing a 99.1% limited partner interest in Star, and 0.3 million general partner units, representing a 0.9% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”). Although Star is a partnership, it is taxed as a corporation and its distributions to unitholders are treated as taxable dividends.
•
Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast and Mid-Atlantic U.S. region retail distributor of home heating oil and propane that at March 31, 2023 served approximately 412,100 full service residential and commercial home heating oil and propane customers and 77,500 customers on a delivery only basis. We also sell gasoline and diesel fuel to approximately 26,900 customers. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including approximately 20,300 service contracts for natural gas and other heating systems.
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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Company’s business, the results of operations and cash flows for the six-month period ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2023, the $22.3 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $22.1 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2022, the $14.9 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $14.6 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

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

The Company entered into weather hedge contracts for fiscal years 2022 and 2023. The hedge period runs from November 1 through March 31, taken as a whole. The “Payment Thresholds,” or strikes, are set at various levels and are referenced against degree days for the prior ten year average. The maximum amount the Company can receive is $12.5 million per year. In addition, we are obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold. The temperatures experienced during the hedge period through March 31, 2023 and March 31, 2022 were warmer than the strikes in the weather hedge contracts. As a result at March 31, 2023 and March 31, 2022, the Company reduced delivery and branch expenses and recorded receivable under those contracts of $12.5 million and $1.1 million, respectively. The amounts were received in full in April 2023 and April 2022, respectively.

For fiscal 2024, the Company entered into a weather hedge contract with the similar hedge period described above. The maximum that the Company can receive is $12.5 million annually and the Company has no obligation to pay the counterparty should degree days exceed the Payment Threshold.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of March 31, 2023, we had $0.3 million and $16.1 million balances included in the captions “Accrued expenses and other current liabilities” and “Other long-term liabilities,” on our Condensed Consolidated Balance Sheet representing the remaining balance of the NETTI Fund withdrawal liability. As of September 30, 2022, we had $0.3 million and $16.2 million balances reflected in these categories respectively. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of March 31, 2023 and September 30, 2022 was $20.6 million and $20.2 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Recently Adopted Accounting Pronouncements

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The Company adopted the ASU effective December 31, 2022. The update extends the sunset of Topic 848 from December 31, 2022 to December 31, 2024. The guidance provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. The Company has $51.5 million of interest rate swap agreements at March 31, 2023 that are benchmarked against LIBOR, which the Company has designated as cash flow hedging derivatives. This guidance includes practical expedients for contract modifications due to reference rate reform. The Company has elected to adopt the practical expedient that the Company may change the contractual terms of the interest rate swap agreements that are expected to be affected by reference rate reform and not be required to de-designate the hedging relationships. The Company's adoption of the ASU did not have an impact on the Company’s consolidated financial statements and related disclosures.

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

3) Revenue Recognition

The following disaggregates our revenue by major sources for the three and six months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Petroleum Products:
Home heating oil and propane	$566,457	$593,475	$1,001,980	$899,198
Other petroleum products	102,755	118,987	237,161	224,529
Total petroleum products	669,212	712,462	1,239,141	1,123,727
Installations and Services:
Equipment installations	25,208	26,965	57,997	60,034
Equipment maintenance service contracts	28,961	27,341	57,677	54,318
Billable call services	14,236	15,775	30,989	32,734
Total installations and services	68,405	70,081	146,663	147,086
Total Sales	$737,617	$782,543	$1,385,804	$1,270,813

Deferred Contract Costs

We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We defer these costs only when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate. Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period of approximately five years. Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively. At March 31, 2023, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.5 million and $6.1 million, respectively. At September 30, 2022, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.4 million and $5.6 million, respectively. For the six months ended March 31, 2023 and March 31, 2022 we recognized expense of $2.0 million associated with the amortization of deferred contract costs within “Delivery and branch expenses” in the Condensed Consolidated Statement of Operations.

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts. Contract liabilities are recognized straight-line over the service contract period, generally one year or less. As of March 31, 2023 and September 30, 2022 the Company had contract liabilities of $117.7 million and $152.1 million, respectively. During the six months ended March 31, 2023, the Company recognized $117.4 million of revenue that was included in the September 30, 2022 contract liability balance. During the six months ended March 31, 2022 the Company recognized $108.4 million of revenue that was included in the September 30, 2021 contract liability balance.

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

Changes in the allowance for credit losses are as follows:

(in thousands)	Credit Loss Allowance
Balance at September 30, 2022	$7,755
Current period provision	4,768
Write-offs, net and other	(1,728)
Balance as of March 31, 2023	$10,795

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

Under the Company’s sixth amended and restated credit agreement dated July 6, 2022, in order to pay distributions and repurchase Common Units, we must maintain Availability (as defined in the sixth amended and restated credit agreement) of $60 million, 15.0% of the facility size of $400 million (assuming no borrowings under the seasonal advance) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase or distribution. (See Note 11—Long-Term Debt and Bank Facility Borrowings).

The following table shows repurchases under the Repurchase Plan:

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2022 total	24,933	$8.82	20,045	1,557

First quarter fiscal year 2023 total	411	$8.77	411	1,146

January 2023	—	$—	—	1,146
February 2023	78	$11.20	78	1,068
March 2023	—	$—	—	1,068
Second quarter fiscal year 2023 total	78	$11.20	78	1,068

April 2023	—	$—	—	1,068	(b)

(a)
Amount includes repurchase costs.
(b)
Of the total available for repurchase, approximately 0.8 million units are available for repurchase in open market transactions and 0.3 million units are available for repurchase in privately-negotiated transactions, under the Repurchase Plan.

5) Captive Insurance Collateral

The Company considers all of its captive insurance collateral to be Level 1 available-for-sale investments. Investments at March 31, 2023 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$781	$—	$—	$781
U.S. Government Sponsored Agencies	49,972	—	(2,196)	47,776
Corporate Debt Securities	20,263	2	(647)	19,618
Total	$71,016	$2	$(2,843)	$68,175

Investments at September 30, 2022 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$1,838	$—	$—	$1,838
U.S. Government Sponsored Agencies	48,473	—	(3,052)	45,421
Corporate Debt Securities	20,322	—	(919)	19,403
Total	$70,633	$—	$(3,971)	$66,662

Maturities of investments were as follows at March 31, 2023 (in thousands):

Net Carrying Amount
Due within one year	$22,800
Due after one year through five years	45,375
Due after five years through ten years	—
Total	$68,175

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

As of March 31, 2023, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 5.4 million gallons of swap contracts, 6.5 million gallons of call options, 2.4 million gallons of put options, and 36.7 million net gallons of synthetic call options. To hedge its physical inventory on hand, inventory in transit and basis risk, the Company, as of March 31, 2023, held 13.5 million gallons of swap contracts and 1.8 million gallons of short future contracts that settle in future months. To hedge its internal fuel usage and other activities for fiscal 2023 and 2024, the Company held 3.7 million gallons of swap contracts that settle in future months.

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

As of March 31, 2023, the Company has interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $84.8 million, or 54%, of its long term debt. The Company has designated its interest rate swap agreements as cash flow hedging derivatives. To the extent these derivative instruments are effective and the accounting standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) until the underlying hedged item is recognized in earnings. As of March 31, 2023 the fair value of the swap contracts was $1.0 million. As of September 30, 2022, the notional value of the swap contracts was $54.0 million and the fair value of the swap contracts was $2.0 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Toronto-Dominion Bank and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At March 31, 2023, the aggregate cash posted as collateral in the normal course of business at counterparties was $2.0 million and recorded in “Prepaid expense and other current assets.” Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of March 31, 2023, $13.5 million hedge positions or payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at March 31, 2023
Commodity contracts	Fair liability value of derivative instruments	$20,984	$—	$20,984
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	364	—	364
Commodity contract assets at March 31, 2023		$21,348	$—	$21,348
Liability Derivatives at March 31, 2023
Commodity contracts	Fair liability value of derivative instruments	$(32,500)	$—	$(32,500)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	(389)	—	(389)
Commodity contract liabilities at March 31, 2023		$(32,889)	$—	$(32,889)
Asset Derivatives at September 30, 2022
Commodity contracts	Fair asset and liability value of derivative instruments	$51,134	$—	$51,134
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	2,094	—	2,094
Commodity contract assets September 30, 2022		$53,228	$—	$53,228
Liability Derivatives at September 30, 2022
Commodity contracts	Fair asset and liability value of derivative instruments	$(34,494)	$—	$(34,494)
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	(743)	—	(743)
Commodity contract liabilities September 30, 2022		$(35,237)	$—	$(35,237)

The Company’s commodity derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Long-term derivative assets included in deferred charges and other assets, net	$106	$(71)	$35	$—	$—	$35
Fair liability value of derivative instruments	20,984	(32,500)	(11,516)	—	—	(11,516)
Long-term derivative liabilities included in other long-term liabilities, net	258	(318)	(60)	—	—	(60)
Total at March 31, 2023	$21,348	$(32,889)	$(11,541)	$—	$—	$(11,541)
Fair asset value of derivative instruments	$47,784	$(30,961)	$16,823	$—	$—	$16,823
Long-term derivative assets included in deferred charges and other assets, net	2,094	(743)	1,351	—	—	1,351
Fair liability value of derivative instruments	3,350	(3,533)	(183)	—	—	(183)
Total at September 30, 2022	$53,228	$(35,237)	$17,991	$—	$—	$17,991

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
Commodity contracts	Cost of product (a)	$13,954	$(8,545)	$5,012	$(18,520)
Commodity contracts	Cost of installations and service (a)	$39	$(1,355)	$79	$(1,482)
Commodity contracts	Delivery and branch expenses (a)	$349	$(2,968)	$149	$(3,252)
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$3,022	$(17,615)	$20,658	$(4,212)

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

7) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	March 31, 2023	September 30, 2022
Product	$47,238	$58,727
Parts and equipment	24,494	24,830
Total inventory	$71,732	$83,557

8) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	March 31, 2023	September 30, 2022
Property and equipment	$246,715	$246,919
Less: accumulated depreciation	141,156	139,175
Property and equipment, net	$105,559	$107,744

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

During the six months ended March 31, 2022, the Company acquired four heating oil dealers for an aggregate purchase price of approximately $7.4 million (using $6.5 million in cash and assuming $0.9 million of liabilities). The gross purchase price was allocated $4.9 million to intangible assets, $3.2 million to fixed assets and reduced by $0.7 million of negative working capital.

10) Goodwill and Intangible Assets, net

Goodwill

A summary of changes in Company’s goodwill is as follows (in thousands):

Balance as of September 30, 2022	$254,110
Fiscal year 2023 business combinations	244
Balance as of March 31, 2023	$254,354

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	March 31, 2023			September 30, 2022
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$409,679	$351,123	$58,556	$409,980	$345,237	$64,743
Trade names and other intangibles	41,515	22,533	18,982	41,736	21,969	19,767
Total	$451,194	$373,656	$77,538	$451,716	$367,206	$84,510

Amortization expense for intangible assets was $8.6 million for the six months ended March 31, 2023, compared to $9.3 million for the six months ended March 31, 2022.

11) Long-Term Debt and Bank Facility Borrowings

The Company’s debt is as follows (in thousands):

	March 31,		September 30,
	2023		2022
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$69,936	$69,936	$20,276	$20,276
Senior Secured Term Loan (b)	155,959	156,750	164,084	165,000
Total debt	$225,895	$226,686	$184,360	$185,276
Total short-term portion of debt	$86,436	$86,436	$32,651	$32,651
Total long-term portion of debt (b)	$139,459	$140,250	$151,709	$152,625

(a)
The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)
Carrying amounts are net of unamortized debt issuance costs of $0.8 million as of March 31, 2023 and $0.9 million as of September 30, 2022.

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

The interest rate on the revolving credit facility and the term loan is based on a margin over Adjusted Term Secured Overnight Financing Rate ("SOFR") or a base rate. At March 31, 2023, the effective interest rate on the term loan (considering the impact of interest rate hedges) and revolving credit facility borrowings was approximately 6.1% and 6.3%, respectively, compared to 4.7% and 2.6%, respectively at September 30, 2022.

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

At March 31, 2023, $156.8 million of the Term Loan was outstanding, $69.9 million was outstanding under the revolving credit facility, $13.5 million hedge positions were secured under the credit agreement, and $5.1 million of letters of credit were issued and outstanding. At September 30, 2022, $165.0 million of the term loan was outstanding, $20.3 million was outstanding under the revolving credit facility, we did not have to provide collateral for our hedge positions under the credit agreement and $5.1 million of letters of credit were issued and outstanding.

At March 31, 2023, availability was $223.6 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio. At September 30, 2022, availability was $189.4 million, and the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio.

12) Income Taxes

The accompanying financial statements are reported on a fiscal year, however, the Company and its corporate subsidiaries file Federal and State income tax returns on a calendar year.

The current and deferred income tax expense for the three and six months ended March 31, 2023 and March 31, 2022 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2023	2022	2023	2022
Income before income taxes	$86,294	$114,279	$105,296	$134,606
Current income tax expense	35,408	27,671	42,095	34,193
Deferred income tax expense (benefit)	(11,155)	5,229	(12,379)	4,545
Total income tax expense	$24,253	$32,900	$29,716	$38,738

At March 31, 2023, we did not have unrecognized income tax benefits.

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

13) Supplemental Disclosure of Cash Flow Information

	Six Months Ended
Cash paid during the period for:	March 31,
(in thousands)	2023	2022
Income taxes, net	$6,881	$6,645
Interest	$9,863	$4,560

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

15) Earnings Per Limited Partner Unit

The following table presents the net income allocation and per unit data:

	Three Months Ended		Six Months Ended
Basic and Diluted Earnings Per Limited Partner:	March 31,		March 31,
(in thousands, except per unit data)	2023	2022	2023	2022
Net income	$62,041	$81,379	$75,580	$95,868
Less General Partner’s interest in net income	562	697	684	819
Net income available to limited partners	61,479	80,682	74,896	95,049
Less dilutive impact of theoretical distribution of earnings *	10,990	14,707	12,714	16,599
Limited Partner’s interest in net income	$50,489	$65,975	$62,182	$78,450
Per unit data:
Basic and diluted net income available to limited partners	$1.72	$2.14	$2.09	$2.49
Less dilutive impact of theoretical distribution of earnings *	0.30	0.39	0.35	0.44
Limited Partner’s interest in net income	$1.42	$1.75	$1.74	$2.05
Weighted average number of Limited Partner units outstanding	35,653	37,634	35,786	38,218

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

16) Subsequent Events

Quarterly Distribution Declared

In April 2023, we declared a quarterly distribution of $0.1625 per unit, or $0.65 per unit on an annualized basis, on all Common Units with respect to the second quarter of fiscal 2023, payable on May 2, 2023, to holders of record on April 24, 2023. The amount of distributions in excess of the minimum quarterly distribution of $0.0675 are distributed in accordance with our Partnership Agreement, subject to the management incentive compensation plan. As a result, $5.8 million is payable to the Common Unit holders, $0.3 million to the General Partner unit holders (including $0.3 million of incentive distribution as provided in our Partnership Agreement) and $0.3 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Adoption of Unitholder Rights Plan

In March 2023, in connection with our adoption of a unitholder rights plan (the “Plan”), we declared a dividend of one unit purchase right (a “Right”) for each outstanding Common Unit and general partner unit as of the close of business on April 4, 2023. Each Right represents the right to purchase one Common Unit on the terms and conditions of the Plan. Under the Plan, the Rights will initially trade together with Star’s Common Units and will not be exercisable until the occurrence of certain events relating to the acquisition of 15% or more of the outstanding common units by a person, entity or group in a transaction not approved by the Board. The Rights will expire on March 24, 2028 unless earlier redeemed, exchanged or amended by the General Partner.

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

Liquid Product Price Volatility

Volatility, which is reflected in the wholesale price of liquid products, including home heating oil, propane and motor fuels, has a larger impact on our business when prices rise. Home heating oil consumers are sensitive to heating cost increases, and this often leads to customer conservation and increased gross customer losses. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces, and the war in the Ukraine, and is closely linked to the price of diesel fuel. The volatility in the wholesale cost of diesel fuel as measured by the New York Mercantile Exchange (“NYMEX”), for the fiscal years ending September 30, 2019, through 2023, on a quarterly basis, is illustrated in the following chart (price per gallon):

	Fiscal 2023 (a)		Fiscal 2022		Fiscal 2021		Fiscal 2020		Fiscal 2019
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$2.78	$4.55	$2.06	$2.59	$1.08	$1.51	$1.86	$2.05	$1.66	$2.44
March 31	2.61	3.55	2.36	4.44	1.46	1.97	0.95	2.06	1.70	2.04
June 30	—	—	3.27	5.14	1.77	2.16	0.61	1.22	1.78	2.12
September 30	—	—	3.13	4.01	1.91	2.34	1.08	1.28	1.75	2.08

(a)
On April 30, 2023, the NYMEX ultra low sulfur diesel contract closed at $2.38 per gallon.

Through the second quarter of fiscal 2023 the wholesale price of home heating oil continued to be extremely volatile. We believe these circumstances were attributable to supply and demand imbalances, exacerbated by the war in the Ukraine. From time-to-time, the Company (as well as our competition) paid a premium over the NYMEX-published price for product purchased to ensure prompt delivery.

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

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2023	$31,410	$26,326
2024	26,163	21,226
2025	21,918	20,670
2026	17,635	20,020
2027	15,724	18,190
2028	12,250	16,967

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

Under these contracts, we are entitled to a payment if the total number of degree days within the hedge period is less than the applicable “Payment Thresholds,” or strikes. For fiscal 2022 and 2023 we entered into weather hedging contracts under which we were entitled to a payment capped at $12.5 million if degree days were less than the Payment Threshold and we were obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold. The hedge period ran from November 1 through March 31, taken as a whole, for each respective fiscal year. The temperatures experienced during the hedge period through March 31, 2023 and March 31, 2022 were warmer than the strikes in the weather hedge contracts. As a result at March 31, 2023 and March 31, 2022, the Company reduced delivery and branch expenses and recorded receivable under those contracts of $12.5 million and $1.1 million, respectively. The amounts were received in full in April 2023 and April 2022, respectively.

For fiscal 2024, the Company entered into a weather hedge contract with the similar hedge period described above. The maximum that the Company can receive is $12.5 million annually and the Company has no obligation to pay the counterparty should degree days exceed the Payment Threshold.

Per Gallon Gross Profit Margins

We believe home heating oil and propane margins should be evaluated on a cents per gallon basis before the effects of increases or decreases in the fair value of derivative instruments, as we believe that such per gallon margins are best at showing profit trends in the underlying business without the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction.

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2023			2022			2021
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	26,500	19,500	7,000	19,800	18,500	1,300	19,100	19,900	(800)
Second Quarter	9,300	18,100	(8,800)	12,700	17,300	(4,600)	12,600	17,800	(5,200)
Third Quarter	—	—	—	6,400	14,300	(7,900)	6,700	12,300	(5,600)
Fourth Quarter	—	—	—	11,400	15,800	(4,400)	9,500	14,900	(5,400)
Total	35,800	37,600	(1,800)	50,300	65,900	(15,600)	47,900	64,900	(17,000)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2023			2022			2021
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	6.4%	4.7%	1.7%	4.7%	4.4%	0.3%	4.4%	4.6%	(0.2%)
Second Quarter	2.2%	4.3%	(2.1%)	3.0%	4.1%	(1.1%)	2.9%	4.1%	(1.2%)
Third Quarter	—	—	—	1.5%	3.4%	(1.9%)	1.3%	2.6%	(1.3%)
Fourth Quarter	—	—	—	2.7%	3.7%	(1.0%)	2.1%	3.3%	(1.2%)
Total	8.6%	9.0%	(0.4%)	11.9%	15.6%	(3.7%)	10.7%	14.6%	(3.9%)

For the six months ended March 31, 2023, the Company lost 1,800 accounts (net), or 0.4% of its home heating oil and propane customer base, compared to 3,300 accounts lost (net), or 0.8% of its home heating and oil propane customer base in the prior year comparable period. Gross customer gains were 3,300 more than the prior year's comparable period because we were able to take advantage of certain market conditions with regard to physical supply. Gross customer losses were 1,800 more primarily due to product prices, customer credit cancellations and fuel conversions.

During the six months ended March 31, 2023, we estimate that we lost 0.9% of our home heating oil and propane accounts to natural gas conversions versus 0.8% for the six months ended March 31, 2022 and 0.7% for the six months ended March 31, 2021. Losses to natural gas in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates.

Acquisitions

The timing of acquisitions and the types of products sold by acquired companies impact year-over-year comparisons. During fiscal year 2023 through March 31, 2023, the Company acquired two heating oil dealers. During fiscal 2022 the Company acquired five heating oil dealers. The following tables detail the Company’s acquisition activity and the associated volume sold during the 12-month period prior to the date of acquisition.

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

Three Months Ended March 31, 2023

Compared to the Three Months Ended March 31, 2022

Volume

For the three months ended March 31, 2023, retail volume of home heating oil and propane sold decreased by 27.8 million gallons, or 18.7%, to 121.1 million gallons, compared to 148.9 million gallons for the three months ended March 31, 2022. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended March 31, 2023 were the warmest in the last 123 years in the New York City metropolitan area. For the three months ended March 31, 2023 temperatures were 18.7% warmer than the three months ended March 31, 2022 and 21.6% warmer than normal, as reported by NOAA. For the twelve months ended March 31, 2023, net customer attrition for the base business was 3.2%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended March 31, 2022	148.9
Net customer attrition	(5.8)
Impact of warmer temperatures	(27.1)
Acquisitions	2.0
Sale of certain assets	(1.1)
Other	4.2
Change	(27.8)
Volume - Three months ended March 31, 2023	121.1

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three Months Ended
Customers	March 31, 2023	March 31, 2022
Residential Variable	42.8%	44.9%
Residential Price-Protected (Ceiling and Fixed Price)	45.0%	42.7%
Commercial/Industrial	12.2%	12.4%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold decreased by 3.1 million gallons, or 8.5%, to 33.2 million gallons for the three months ended March 31, 2023, compared to 36.3 million gallons for the three months ended March 31, 2022.

Product Sales

For the three months ended March 31, 2023, product sales decreased by $43.3 million, or 6.1%, to $669.2 million, compared to $712.5 million for the three months ended March 31, 2022, as a decrease in total volume sales of 16.7% was reduced by an increase in average selling prices. Selling prices rose largely due to an increase in wholesale product cost of $0.3627 per gallon, or 13.6%.

Installations and Service

For the three months ended March 31, 2023, installation and service revenue decreased by $1.7 million, or 2.4%, to $68.4 million, compared to $70.1 million for the three months ended March 31, 2022 driven by a decrease in installation sales.

Cost of Product

For the three months ended March 31, 2023, cost of product decreased $26.0 million, or 5.3%, to $466.3 million, compared to $492.3 million for the three months ended March 31, 2022, as a decrease in total volume of 16.7 % was reduced by an increase in wholesale product cost of $0.3627 per gallon, or 13.6%.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended March 31, 2023 increased by $0.1887 per gallon, or 13.4%, to $1.5929 per gallon, from $1.4042 per gallon during the three months ended March 31, 2022. Going forward, we cannot assume that per gallon margins realized during the three months ended March 31, 2023 are sustainable especially with the volatility in heating oil and propane costs. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	March 31, 2023		March 31, 2022
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	121.1		148.9
Sales	$566.5	$4.6767	$593.5	$3.9853
Cost	$373.5	$3.0838	$384.4	$2.5811
Gross Profit	$193.0	$1.5929	$209.1	$1.4042

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	33.2		36.3
Sales	$102.7	$3.0949	$119.0	$3.2806
Cost	$92.8	$2.7935	$108.0	$2.9768
Gross Profit	$9.9	$0.3014	$11.0	$0.3038

Total Product	Amount (in millions)	Amount (in millions)
Sales	$669.2	$712.5
Cost	$466.3	$492.4
Gross Profit	$202.9	$220.1

For the three months ended March 31, 2023, total product gross profit was $202.9 million, which was $17.2 million, or 7.8%, lower than the three months ended March 31, 2022, due to a decrease in home heating oil and propane volume ($39.0 million) and a decrease in gross profit from other petroleum products ($1.1 million) that was partially offset by an increase in home heating oil and propane margins ($22.9 million).

Cost of Installations and Service

Total installation costs for the three months ended March 31, 2023 decreased by $1.2 million or 5.3%, to $21.4 million, compared to $22.6 million of installation costs for the three months ended March 31, 2022. This decrease was largely due to lower installation sales. Installation costs as a percentage of installation sales were 84.8% for the three months ended March 31, 2023 and 83.7% for the three months ended March 31, 2022.

Service expense decreased by $0.7 million, or 1.3%, to $46.9 million for the three months ended March 31, 2023, representing 108.6% of service sales, versus $47.6 million, or 110.3% of service sales, for the three months ended March 31, 2022. The warmer temperatures drove a decrease in service calls and related expenses. In addition, a large proportion of our service expenses are incurred under fixed-fee prepaid service contract arrangements, therefore trends in service expenses may not directly correlate to trends in the related revenues. Gross loss from service decreased by $0.7 million.

We realized a combined gross profit from service and installation of $0.1 million for the three months ended March 31, 2023 compared to a gross loss of $0.1 million for the three months ended March 31, 2022, a $0.2 million increase.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended March 31, 2023, the change in the fair value of derivative instruments resulted in a $3.0 million charge due to a decrease in the market value for unexpired hedges (an $11.5 million charge), partially offset by an $8.5 million credit due to the expiration of certain hedged positions.

During the three months ended March 31, 2022, the change in the fair value of derivative instruments resulted in a $17.6 million credit due to an increase in the market value for unexpired hedges (a $24.5 million credit), partially offset by a $6.9 million charge due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the three months ended March 31, 2023, delivery and branch expense decreased $11.6 million, or 10.7%, to $95.9 million, compared to $107.5 million for the three months ended March 31, 2022, reflecting a $1.5 million, or 1.4%, increase in expense within the base business and additional costs from acquisitions of $0.9 million that were more than offset by a $14.0 million higher benefit recorded from the Company’s weather hedge. In the base business, a $1.7 million increase in vehicle fuels expenses due to higher diesel and gasoline costs and a $1.5 million increase in bad debts and credit card fees that were partially offset by a $1.7 million decrease in wage, benefit and other expenses. Temperatures for the three months ended March 31, 2023 were 18.7% warmer than three months ended March 31, 2022 and 21.6% warmer than normal, as reported by NOAA. For the three months ended March 31, 2023 we recorded a benefit of $12.9 million under our weather hedge program that decreased delivery and branch expenses, versus a charge of $1.1 million for the three months ended March 31, 2022.

Depreciation and Amortization Expenses

For the three months ended March 31, 2023, depreciation and amortization expenses decreased $0.5 million, or 5.6%, to $7.6 million, compared to $8.1 million for the three months ended March 31, 2022, primarily due to intangible assets that fully amortized in the prior fiscal year.

General and Administrative Expenses

For the three months ended March 31, 2023, general and administrative expenses increased by $0.8 million or 13.5%, to $6.7 million, from $5.9 million for the three months ended March 31, 2022, due to a $0.4 million increase in the Company's frozen pension expense and a $0.5 million increase in salaries and benefits expenses that were partially offset by $0.1 million of other net expense decreases.

Finance Charge Income

For the three months ended March 31, 2023, finance charge income increased to $1.8 million from $1.0 million for the three months ended March 31, 2022, primarily due to higher customer late payment charges.

Interest Expense, Net

For the three months ended March 31, 2023, net interest expense increased by $2.3 million, or 81.9%, to $5.0 million compared to $2.7 million for the three months ended March 31, 2022. The year-over-year change was driven by an increase in the weighted average interest rate from 2.9% for the three months ended March 31, 2022 to 6.3% for the three months ended March 31, 2023, that was partially offset by a decrease in average borrowings of $7.3 million from $283.8 million for the three months ended March 31, 2022 to $276.5 million for the three months ended March 31, 2023. To hedge against rising interest rates, the Company utilizes interest rate swaps, which sheltered 54% of the borrowings from the interest rate increases during the quarter.

Amortization of Debt Issuance Costs

For the three months ended March 31, 2023, amortization of debt issuance cost increased to $0.3 million from $0.2 million for the three months ended March 31, 2022.

Income Tax Expense

For the three months ended March 31, 2023, the Company’s income tax expense decreased by $8.6 million to $24.3 million, from $32.9 million for the three months ended March 31, 2022. The decrease in the income tax expense was driven by a $28.0 million decline in income before income taxes and a decrease in the effective income tax rate from 28.8% for the three months ended March 31, 2022 to 28.1% for the three months ended March 31, 2023 due primarily to a decrease in state income taxes.

Net Income

For the three months ended March 31, 2023, Star’s net income decreased $19.3 million, to $62.0 million, compared to the three months ended March 31, 2022, primarily due to an unfavorable change in the fair value of derivative instruments of $20.6 million, a $2.3 million increase in interest expense and a decrease in Adjusted EBITDA of $5.5 million partially offset by an $8.6 million decrease in income tax expense.

Adjusted EBITDA

For the three months ended March 31, 2023, Adjusted EBITDA decreased by $5.5 million, to $102.2 million, compared to the three months ended March 31, 2022, as an increase in per gallon margins and a $14.0 million higher benefit recorded from the Company’s weather hedge was more than offset by a decrease in home heating oil and propane volume of 27.8 million gallons. Temperatures for the three months ended March 31, 2023 were the warmest in the last 123 years in the New York City metropolitan area. Temperatures for the three months ended March 31, 2023 were 18.7% warmer than three months ended March 31, 2022 and 21.6% warmer than normal, as reported by NOAA. For the three months ended March 31, 2023, the Company recorded a benefit of $12.9 million under its weather hedge program that decreased delivery and branch expenses, versus a charge of $1.1 million for the three months ended March 31, 2022.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income, as an indicator of operating performance, or as an alternative to cash flow, as a measure of liquidity or ability to service debt obligations, but provides additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$62,041	$81,379
Plus:
Income tax expense	24,253	32,900
Amortization of debt issuance costs	258	237
Interest expense, net	4,963	2,729
Depreciation and amortization	7,626	8,081
EBITDA (a)	99,141	125,326
(Increase) / decrease in the fair value of derivative instruments	3,022	(17,615)
Adjusted EBITDA (a)	102,163	107,711
Add / (subtract)
Income tax expense	(24,253)	(32,900)
Interest expense, net	(4,963)	(2,729)
Provision for losses on accounts receivable	3,722	2,455
Increase in accounts receivables	(9,600)	(86,269)
Decrease (increase) in inventories	40,326	(1,660)
Decrease in customer credit balances	(27,068)	(36,409)
Change in deferred taxes	(11,155)	5,229
Change in other operating assets and liabilities	9,736	4,996
Net cash provided by (used in) operating activities	$78,908	$(39,576)
Net cash used in investing activities	$(2,013)	$(6,469)
Net cash (used in) provided by financing activities	$(77,401)	$42,488

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

Six Months Ended March 31, 2023

Compared to the Six Months Ended March 31, 2022

Volume

For the six months ended March 31, 2023, retail volume of home heating oil and propane sold decreased by 25.6 million gallons, or 10.8%, to 210.3 million gallons, compared to 235.9 million gallons for the six months ended March 31, 2022. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the six months ended March 31, 2023 were the fourth warmest in the last 123 years in the New York City metropolitan area. For the six months ended March 31, 2023 temperatures were 6.9% warmer than the six months ended March 31, 2022 and 15.7% warmer than normal, as reported by NOAA. For the twelve months ended March 31, 2023, net customer attrition for the base business was 3.2%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Six months ended March 31, 2022	235.9
Net customer attrition	(9.1)
Impact of warmer temperatures	(15.5)
Acquisitions	3.3
Sale of certain assets	(1.6)
Other	(2.7)
Change	(25.6)
Volume - Six months ended March 31, 2023	210.3

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the six months ended March 31, 2023, compared to the six months ended March 31, 2022:

	Six Months Ended
Customers	March 31, 2023	March 31, 2022
Residential Variable	42.8%	44.7%
Residential Price-Protected (Ceiling and Fixed Price)	44.5%	42.7%
Commercial/Industrial	12.7%	12.6%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold decreased by 6.8 million gallons, or 8.9%, to 68.8 million gallons for the six months ended March 31, 2023, compared to 75.6 million gallons for the six months ended March 31, 2022.

Product Sales

For the six months ended March 31, 2023, product sales increased by $0.1 billion, or 10.3%, to $1.2 billion, compared to $1.1 billion for the six months ended March 31, 2022, as a decrease in total volume of 10.4% was reduced by an increase in wholesale product cost of $0.7095 per gallon, or 28.8%.

Installations and Service

For the six months ended March 31, 2023, installation and service revenue decreased by $0.4 million, or 0.3%, to $146.7 million, compared to $147.1 million for the six months ended March 31, 2022, as a decrease in installation sales of $2.0 million was reduced by an increase in service revenue of $1.6 million.

Cost of Product

For the six months ended March 31, 2023, cost of product increased $118.5 million, or 15.4%, to $885.4 million, compared to $766.9 million for the six months ended March 31, 2022 due to the impact of a $0.7095 per gallon, or 28.8%, increase in wholesale product cost.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the six months ended March 31, 2023 increased by $0.1536 per gallon, or 10.8%, to $1.5727 per gallon, from $1.4191 per gallon during the six months ended March 31, 2022. Going forward, we cannot assume that per gallon margins realized during the six months ended March 31, 2023 are sustainable especially with the volatility in heating oil and propane costs. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Six Months Ended
	March 31, 2023		March 31, 2022
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	210.3		235.9
Sales	$1,002.0	$4.7637	$899.2	$3.8114
Cost	$671.2	$3.1910	$564.4	$2.3923
Gross Profit	$330.8	$1.5727	$334.8	$1.4191

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	68.8		75.6
Sales	$237.2	$3.4446	$224.5	$2.9693
Cost	$214.2	$3.1107	$202.5	$2.6785
Gross Profit	$23.0	$0.3339	$22.0	$0.2908

Total Product	Amount (in millions)	Amount (in millions)
Sales	$1,239.2	$1,123.7
Cost	$885.4	$766.9
Gross Profit	$353.8	$356.8

For the six months ended March 31, 2023, total product gross profit was $353.8 million, which was $3.0 million, or 0.8%, lower than the six months ended March 31, 2022, due to a decrease in home heating oil and propane volume ($36.3 million) that was partially offset by an increase in home heating oil and propane margins ($32.3 million) and an increase in gross profit from other petroleum products ($1.0 million largely due to an increase in per gallon margins).

Cost of Installations and Service

Total installation costs for the six months ended March 31, 2023 decreased by $1.2 million or 2.5%, to $48.1 million, compared to $49.3 million of installation costs for the six months ended March 31, 2022. Installation costs as a percentage of installation sales were 83.0% for the six months ended March 31, 2023 and 82.2% for the six months ended March 31, 2022.

Service expense increased by $1.9 million, or 2.0%, to $96.7 million for the six months ended March 31, 2023, representing 109.1% of service sales, versus $94.8 million, or 108.9% of service sales, for the six months ended March 31, 2022. A large proportion of our service expenses are incurred under fixed-fee prepaid service contract arrangements, therefore trends in service expenses may not directly correlate to trends in the related revenues. Gross loss from service increased by $0.3 million.

We realized a combined gross profit from service and installation of $1.8 million for the six months ended March 31, 2023 compared to a gross profit of $2.9 million for the six months ended March 31, 2022, a $1.1 million decrease largely due to a decline in installation gross profit.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the six months ended March 31, 2023, the change in the fair value of derivative instruments resulted in a $20.7 million charge due to a decrease in the market value for unexpired hedges (a $13.5 million charge) and a $7.2 million charge due to the expiration of certain hedged positions.

During the six months ended March 31, 2022, the change in the fair value of derivative instruments resulted in a $4.2 million credit due to an increase in the market value for unexpired hedges (a $24.7 million credit), partially offset by a $20.5 million charge due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the six months ended March 31, 2023, delivery and branch expense decreased $2.6 million, or 1.3%, to $193.9 million, compared to $196.5 million for the six months ended March 31, 2022, reflecting a $6.8 million, or 6.4%, increase in expense within the base business, and additional costs from acquisitions of $2.0 million, that was more than offset by an $11.4 million higher benefit recorded from the Company’s weather hedge. In the base business, a $2.3 million decrease in insurance claims expense was more than offset by a $3.8 million increase in bad debts and credit card fees that was driven by higher sales as a result of higher product cost, and a $2.9 million increase in vehicle fuel expenses due to higher diesel and gasoline costs. The remaining expense increase in the base business of $2.4 million, or 2.2%, was due to wage, benefit and other expense increases. Temperatures for the six months ended March 31, 2023 were 6.9% warmer than six months ended March 31, 2022 and 15.7% warmer than normal, as reported by NOAA. As of March 31, 2023 we recorded a benefit of $12.5 million under our weather hedge program that decreased delivery and branch expenses, versus a benefit of $1.1 million as of March 31, 2022.

Depreciation and Amortization Expenses

For the six months ended March 31, 2023, depreciation and amortization expenses decreased $1.0 million, or 6.4%, to $15.5 million, compared to $16.5 million for the six months ended March 31, 2022, primarily due to intangible assets that fully amortized in the prior fiscal year.

General and Administrative Expenses

For the six months ended March 31, 2023, general and administrative expenses increased by $1.0 million or 7.8%, to $13.6 million, from $12.6 million for the six months ended March 31, 2022, due to a $0.8 million increase in the Company's frozen pension expense and a $0.4 million of increases in salaries and benefits expenses that were partially offset by a $0.2 million decrease in legal and professional expenses.

Finance Charge Income

For the six months ended March 31, 2023, finance charge income increased to $3.1 million from $1.5 million for the six months ended March 31, 2022, primarily due to higher customer late payment charges.

Interest Expense, Net

For the six months ended March 31, 2023, net interest expense increased by $4.4 million, or 93.0%, to $9.2 million compared to $4.8 million for the six months ended March 31, 2022. The year-over-year change was driven by an increase in the weighted average interest rate from 3.2% for the six months ended March 31, 2022 to 6.2% for the six months ended March 31, 2023 and an increase in average borrowings of $40.6 million from $219.6 million for the six months ended March 31, 2022 to $260.2 million for the six months ended March 31, 2023. The increase in average borrowings was largely due to increased financing to fund working capital as a result of increases in accounts receivable and inventory due to the increase in the cost of product. To hedge against rising interest rates, the Company utilizes interest rate swaps, which sheltered 54% of the borrowings from the interest rate increases during the quarter.

Amortization of Debt Issuance Costs

For the six months ended March 31, 2023, amortization of debt issuance cost increased to $0.6 million from $0.5 million for the six months ended March 31, 2022.

Income Tax Expense

For the six months ended March 31, 2023, the Company’s income tax expense decreased by $9.0 million to $29.7 million, from $38.7 million for the six months ended March 31, 2022. The decrease in the income tax expense was driven by a $29.3 million decline in income before income taxes and a decrease in the effective income tax rate from 28.8% for the six months ended March 31, 2022 to 28.2% for the six months ended March 31, 2023 due primarily to a decrease in state income taxes.

Net Income

For the six months ended March 31, 2023, Star’s net income decreased $20.3 million, to $75.6 million, compared to the six months ended March 31, 2022, primarily due to an unfavorable change in the fair value of derivative instruments of $24.9 million, a $4.4 million increase in interest expense and a decrease in Adjusted EBITDA of $0.9 million that was partially offset by an $9.0 million decrease in income tax expense.

Adjusted EBITDA

For the six months ended March 31, 2023, Adjusted EBITDA decreased by $0.9 million, to $151.2 million, compared to the six months ended March 31, 2022, as a decrease in home heating oil and propane volume of 25.6 million gallons more than offset an increase in per gallon margins and an $11.4 million higher benefit recorded from the Company’s weather hedge. Temperatures for the six months ended March 31, 2023 were the fourth warmest in the last 123 years in the New York City metropolitan area. Temperatures were 6.9% warmer than the six months ended March 31, 2022 and 15.7% warmer than normal, as reported by NOAA. As of March 31, 2023, the Company recorded a benefit of $12.5 million under its weather hedge program that decreased delivery and branch expenses, versus a benefit of $1.1 million as of March 31, 2022.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income, as an indicator of operating performance, or as an alternative to cash flow, as a measure of liquidity or ability to service debt obligations, but provides additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Six Months Ended March 31,
(in thousands)	2023	2022
Net income	$75,580	$95,868
Plus:
Income tax expense	29,716	38,738
Amortization of debt issuance costs	587	476
Interest expense, net	9,237	4,787
Depreciation and amortization	15,463	16,529
EBITDA (a)	130,583	156,398
(Increase) / decrease in the fair value of derivative instruments	20,658	(4,212)
Adjusted EBITDA (a)	151,241	152,186
Add / (subtract)
Income tax expense	(29,716)	(38,738)
Interest expense, net	(9,237)	(4,787)
Provision for losses on accounts receivable	4,768	2,167
Increase in accounts receivables	(124,764)	(165,063)
Decrease (increase) in inventories	11,609	(18,048)
Decrease in customer credit balances	(41,768)	(50,913)
Change in deferred taxes	(12,379)	4,545
Change in other operating assets and liabilities	36,413	13,210
Net cash used in operating activities	$(13,833)	$(105,441)
Net cash used in investing activities	$(4,099)	$(13,503)
Net cash provided by financing activities	$25,397	$131,859

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

During the six months ended March 31, 2023, cash used in operating activities decreased $91.6 million, to $13.8 million, compared to $105.4 million in cash used in operating activities during the six months ended March 31, 2022. The decrease was driven by an increase in collection of trade receivables on a comparable basis (including accounts receivable and customer credit balance accounts) of $49.4 million due primarily to higher average sales prices resulting from higher average product costs and a $33.9 million increase in collection of derivative settlement receivables on a comparative basis. Further contributing to the increase was a $29.7 million decrease in cash required to purchase liquid product inventory, a $22.0 million decrease in net cash paid for certain hedge positions, a $7.6 million reduction in income tax payables on a comparative basis and $0.3 million of other net changes in working capital. The decrease was partially offset by a $24.0 million unfavorable change in accounts payable due to the pricing and timing of inventory purchases, an $22.1 million decrease in cash flows from operations and $5.2 million more in payroll taxes paid in the first fiscal quarter of 2023 versus the first fiscal quarter of 2022 as the result of deferring payment of certain payroll tax withholdings in first quarter of fiscal 2021 to the first fiscal quarter of fiscal 2023.

Investing Activities

During the six months ended March 31, 2023, the Company acquired two heating oil dealers for an aggregate price of approximately $1.2 million (using $1.2 million in cash). The gross purchase price was allocated $1.7 million to intangible assets, $0.2 million to goodwill, $0.2 million to fixed assets and reduced by $0.9 million of negative working capital. On October 25, 2022, the Company sold certain assets for cash proceeds of $2.2 million.

Our capital expenditures for the six months ended March 31, 2023 totaled $5.2 million, as we invested in computer hardware and software ($0.4 million), refurbished certain physical plants ($0.5 million), expanded our propane operations ($0.9 million) and made additions to our fleet and other equipment ($3.4 million).

During the six months ended March 31, 2023, $0.5 million of earnings were reinvested into an irrevocable trust established in connection with our captive insurance company. The cash deposited into the trust is shown on our balance sheet as captive insurance collateral and, correspondingly, reduced cash on our balance sheet. We believe that investments into the irrevocable trust lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

During the six months ended March 31, 2022, the Company acquired four heating oil dealers for an aggregate price of approximately $7.4 million (using $6.5 million in cash and assuming $0.9 million of liabilities). The gross purchase price was allocated $4.9 million to intangible assets, $3.2 million to fixed assets and reduced by $0.7 million in working capital credits.

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

Financing Activities

During the six months ended March 31, 2023, we repaid $8.3 million of our term loan, borrowed $125.6 million under our revolving credit facility and subsequently repaid $75.9 million, repurchased 0.5 million Common Units for $4.5 million, in connection with our unit repurchase plan, and paid distributions of $10.9 million to our Common Unit holders and $0.6 million to our General Partner unit holders (including $0.5 million of incentive distributions as provided in our Partnership Agreement).

During the six months ended March 31, 2022, we repaid $11.4 million of our term loan, borrowed $200.2 million under our revolving credit facility and subsequently repaid $23.1 million, repurchased 2.1 million Common Units for $22.2 million primarily in connection with our unit repurchase plan, and paid distributions of $10.9 million to our Common Unit holders and $0.5 million to our General Partner unit holders (including $0.5 million of incentive distributions as provided in our Partnership Agreement)

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, geopolitical and business conditions, especially in light of the war in the Ukraine, weather, the ability to collect current and future accounts receivable, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation, inflation and other factors. Our liquidity was impacted by the volatility in wholesale price of home heating oil and a significant increase in the cost of our product. The significant increase in product costs resulted in higher operating expenses, such as credit card fees, bad debt expense, vehicle fuels, interest expense and also led to higher hedging costs for certain of our hedging instruments. Our working capital needs increased to fund these higher product costs and the operating expenses. Further, our credit availability (as defined in our Credit Agreement) was reduced as the Company used a portion of its cash flow to finance these higher working capital needs and to satisfy margin requirements on our hedged inventory positions. The Company believes that it may experience a slowing of collection of our accounts receivable over the next few months as our customers respond to higher product prices.

Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of March 31, 2023 ($22.1 million) or a combination thereof. We believe that these cash sources will also be sufficient to satisfy our capital requirements in the longer-term. However, if they are not sufficient, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and from subsequent seasonal reductions in inventory and accounts receivable. As of March 31, 2023, we had accounts receivable of $259.1 million of which $204.9 million is due from residential customers and $54.2 million is due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If these balances do not meet the eligibility tests as defined in our sixth amended and restated credit agreement, our ability to borrow will be reduced and our anticipated cash flow from operating activities will also be reduced. As of March 31, 2023, we had $69.9 million of borrowings under our revolving credit facility, $156.8 million outstanding under our term loan, $5.1 million in letters of credit outstanding and $13.5 million hedge positions were secured under the credit agreement.

Under the terms of the sixth amended and restated credit agreement, we are required to maintain at all times a fixed charge coverage ratio of not less than 1.1 if Availability (borrowing base less amounts borrowed and letters of credit issued) is less than 12.5% of the maximum facility size. We are also required to maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 5.5 as of December 31st or March 31st. As of March 31, 2023, Availability, as defined in the sixth amended and restated revolving credit facility agreement, was $223.6 million and we were in compliance with the fixed charge coverage ratio and senior secured leverage ratio.

Maintenance capital expenditures for the remainder of fiscal 2023 are estimated to be approximately $6.5 million to $7.5 million, excluding the capital requirements for leased fleet. In addition, we plan to invest approximately $1.0 million in our propane operations. If, and only to the extent that, cash distributions to our unitholders remain at the current quarterly level of $0.1625 per unit for the balance of fiscal 2023, the Company would make aggregate payments of approximately $11.6 million to Common Unit holders, $0.7 million to our General Partner (including $0.6 million of incentive distribution as provided for in our Partnership Agreement) and $0.6 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. The amount of cash distributions payable to our unitholders, if any, depends on the amount of cash flow generated by the Company and our compliance with certain financial covenants under our sixth amended and restated revolving credit facility agreement. Under the terms of our sixth amended and restated revolving credit facility agreement, our term loan is repayable in quarterly payments of $4.1 million and we expect to pay $8.3 million for the remainder of fiscal 2023. Further, subject to any additional liquidity issues or concerns resulting from wholesale price volatility and our compliance with the financial covenants under our sixth amended and restated revolving credit facility agreement, we may repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

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

Critical Accounting Policy and Critical Accounting Estimates

We believe that there have been no significant changes to our critical accounting policy and critical accounting estimates during the six months ended March 31, 2023 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended September 30, 2022. While our critical accounting policies and estimates have not changed in any significant way during the six months ended March 31, 2023, the following provides disclosures about our critical accounting policy and critical accounting estimates.

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

We have established the fair value of our derivative instruments using estimates determined by our counterparties and subsequently evaluated them internally using established index prices and other sources. These values are based upon, among other things, futures prices, volatility, time-to-maturity value and credit risk. The estimate of fair value we report in our financial statements changes as these estimates are revised to reflect actual results, changes in market conditions, or other factors, many of which are beyond our control.

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

At March 31, 2023, we had outstanding borrowings totaling $226.7 million, of which $141.9 million are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $1.0 million.

Market Risk

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at March 31, 2023, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $2.7 million to a fair market value of $(9.5) million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $1.5 million to a fair market value of $(13.7) million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2023. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

c) Other

The General Partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of the General Partner have concluded, as of March 31, 2023, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

Item 2.

Purchase of Equity Securities by Issuer

Note 4 to the Condensed Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the six months ended March 31, 2023 is incorporated into this Item 2 by reference.

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

4.1

Unit Purchase Rights Agreement, dated as of March 24, 2023, by and between the Registrant and Computershare Trust Company, N.A., as rights agent, which includes the form of Rights Certificate as Exhibit A thereto (Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 24, 2023.)

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

101

The following materials from the Star Group, L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Group, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Kestrel Heat LLC (Principal Financial Officer)	May 3, 2023

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller of Kestrel Heat LLC (Principal Accounting Officer)	May 3, 2023