Form 10-Q
period 2023-06-30
STAR GROUP, L.P.
filed 2023-08-02
CIK 1002590

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

At July 31, 2023, the registrant had 35,602,552 Common Units outstanding.

STAR GROUP, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2023	2022
(in thousands)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$57,146	$14,620
Receivables, net of allowance of $12,551 and $7,755, respectively	139,301	138,252
Inventories	53,590	83,557
Fair asset value of derivative instruments	—	16,823
Prepaid expenses and other current assets	28,680	32,016
Assets held for sale	—	2,995
Total current assets	278,717	288,263
Property and equipment, net	103,498	107,744
Operating lease right-of-use assets	89,840	93,435
Goodwill	254,354	254,110
Intangibles, net	73,272	84,510
Restricted cash	250	250
Captive insurance collateral	68,351	66,662
Deferred charges and other assets, net	16,068	17,501
Total assets	$884,350	$912,475
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$29,010	$49,061
Revolving credit facility borrowings	198	20,276
Fair liability value of derivative instruments	10,398	183
Current maturities of long-term debt	16,500	12,375
Current portion of operating lease liabilities	17,617	17,211
Accrued expenses and other current liabilities	135,267	125,561
Unearned service contract revenue	63,446	62,858
Customer credit balances	78,315	93,555
Total current liabilities	350,751	381,080
Long-term debt	135,394	151,709
Long-term operating lease liabilities	77,323	81,385
Deferred tax liabilities, net	15,731	25,620
Other long-term liabilities	16,342	14,766
Partners’ capital
Common unitholders	307,199	277,177
General partner	(4,103)	(3,656)
Accumulated other comprehensive loss, net of taxes	(14,287)	(15,606)
Total partners’ capital	288,809	257,915
Total liabilities and partners’ capital	$884,350	$912,475

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per unit data - unaudited)	2023	2022	2023	2022
Sales:
Product	$223,565	$358,236	$1,462,706	$1,481,963
Installations and services	76,556	80,865	223,219	227,951
Total sales	300,121	439,101	1,685,925	1,709,914
Cost and expenses:
Cost of product	169,097	291,236	1,054,457	1,058,164
Cost of installations and services	66,596	70,560	211,450	214,744
(Increase) decrease in the fair value of derivative instruments	(1,036)	(7,669)	19,622	(11,881)
Delivery and branch expenses	83,075	83,914	276,953	280,389
Depreciation and amortization expenses	7,684	8,067	23,147	24,596
General and administrative expenses	6,065	6,251	19,619	18,829
Finance charge income	(1,774)	(1,762)	(4,857)	(3,300)
Operating income (loss)	(29,586)	(11,496)	85,534	128,373
Interest expense, net	(3,365)	(2,635)	(12,602)	(7,422)
Amortization of debt issuance costs	(245)	(222)	(832)	(698)
Income (loss) before income taxes	(33,196)	(14,353)	72,100	120,253
Income tax expense (benefit)	(9,290)	(3,766)	20,426	34,972
Net income (loss)	$(23,906)	$(10,587)	$51,674	$85,281
General Partner’s interest in net income (loss)	(216)	(93)	468	726
Limited Partners’ interest in net income (loss)	$(23,690)	$(10,494)	$51,206	$84,555

Basic and diluted income (loss) per Limited Partner Unit (1):	$(0.67)	$(0.29)	$1.23	$1.88
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	35,603	36,781	35,725	37,739

(1) See Note 15 - Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands - unaudited)	2023	2022	2023	2022
Net income (loss)	$(23,906)	$(10,587)	$51,674	$85,281
Other comprehensive income (loss):
Unrealized gain on pension plan obligation	382	224	1,144	672
Tax effect of unrealized gain on pension plan obligation	(104)	(61)	(305)	(167)
Unrealized gain (loss) on captive insurance collateral	(50)	(812)	1,080	(3,486)
Tax effect of unrealized gain (loss) on captive insurance collateral	11	171	(227)	735
Unrealized gain (loss) on interest rate hedges	571	623	(510)	2,890
Tax effect of unrealized gain (loss) on interest rate hedges	(151)	(165)	137	(768)
Total other comprehensive income (loss)	659	(20)	1,319	(124)
Total comprehensive income (loss)	$(23,247)	$(10,607)	$52,993	$85,157

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Three Months Ended June 30, 2023
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of March 31, 2023	35,603	326	$336,674	$(3,553)	$(14,946)	$318,175
Net loss	—	—	(23,690)	(216)	—	(23,906)
Unrealized gain on pension plan obligation	—	—	—	—	382	382
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(104)	(104)
Unrealized loss on captive insurance collateral	—	—	—	—	(50)	(50)
Tax effect of unrealized loss on captive insurance collateral	—	—	—	—	11	11
Unrealized gain on interest rate hedges	—	—	—	—	571	571
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(151)	(151)
Distributions	—	—	(5,785)	(334)	—	(6,119)
Balance as of June 30, 2023 (unaudited)	35,603	326	$307,199	$(4,103)	$(14,287)	$288,809

	Three Months Ended June 30, 2022
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of March 31, 2022	36,950	326	$357,020	$(2,524)	$(14,142)	$340,354
Net loss	—	—	(10,494)	(93)	—	(10,587)
Unrealized gain on pension plan obligation	—	—	—	—	224	224
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(61)	(61)
Unrealized loss on captive insurance collateral	—	—	—	—	(812)	(812)
Tax effect of unrealized loss on captive insurance collateral	—	—	—	—	171	171
Unrealized gain on interest rate hedges	—	—	—	—	623	623
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(165)	(165)
Distributions	—	—	(5,619)	(299)	—	(5,918)
Retirement of units	(487)	—	(5,127)	—	—	(5,127)
Balance as of June 30, 2022 (unaudited)	36,463	326	$335,780	$(2,916)	$(14,162)	$318,702

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Nine Months Ended June 30, 2023
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2022	36,092	326	$277,177	$(3,656)	$(15,606)	$257,915
Net income	—	—	51,206	468	—	51,674
Unrealized gain on pension plan obligation	—	—	—	—	1,144	1,144
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(305)	(305)
Unrealized gain on captive insurance collateral	—	—	—	—	1,080	1,080
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(227)	(227)
Unrealized loss on interest rate hedges	—	—	—	—	(510)	(510)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	137	137
Distributions	—	—	(16,709)	(915)	—	(17,624)
Retirement of units	(489)	—	(4,475)	—	—	(4,475)
Balance as of June 30, 2023 (unaudited)	35,603	326	$307,199	$(4,103)	$(14,287)	$288,809

	Nine Months Ended June 30, 2022
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2021	39,046	326	$295,063	$(2,821)	$(14,038)	$278,204
Net income	—	—	84,555	726	—	85,281
Unrealized gain on pension plan obligation	—	—	—	—	672	672
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(167)	(167)
Unrealized loss on captive insurance collateral	—	—	—	—	(3,486)	(3,486)
Tax effect of unrealized loss on captive insurance collateral	—	—	—	—	735	735
Unrealized gain on interest rate hedges	—	—	—	—	2,890	2,890
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(768)	(768)
Distributions	—	—	(16,529)	(821)	—	(17,350)
Retirement of units	(2,583)	—	(27,309)	—	—	(27,309)
Balance as of June 30, 2022 (unaudited)	36,463	326	$335,780	$(2,916)	$(14,162)	$318,702

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
(in thousands - unaudited)	2023	2022
Cash flows provided by (used in) operating activities:
Net income	$51,674	$85,281
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	19,622	(11,881)
Depreciation and amortization	23,979	25,294
Provision for losses on accounts receivable	8,510	5,264
Change in deferred taxes	(10,284)	7,837
Changes in operating assets and liabilities:
Increase in receivables	(8,540)	(92,604)
Decrease (increase) in inventories	29,751	(19,972)
Decrease (increase) in other assets	16,804	(5,814)
(Decrease) increase in accounts payable	(19,444)	6,935
Decrease in customer credit balances	(15,485)	(38,497)
Increase in other current and long-term liabilities	6,128	6,724
Net cash provided by (used in) operating activities	102,715	(31,433)
Cash flows provided by (used in) investing activities:
Capital expenditures	(6,651)	(11,673)
Proceeds from sales of fixed assets	781	579
Proceeds from sale of certain assets	2,202	—
Purchase of investments	(719)	(555)
Acquisitions	(1,193)	(13,121)
Net cash used in investing activities	(5,580)	(24,770)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	125,601	200,177
Revolving credit facility repayments	(145,679)	(79,464)
Term loan repayments	(12,375)	(14,615)
Distributions	(17,624)	(17,350)
Unit repurchases	(4,475)	(27,309)
Customer retainage payments	(57)	(1,039)
Net cash (used in) provided by financing activities	(54,609)	60,400
Net increase in cash, cash equivalents, and restricted cash	42,526	4,197
Cash, cash equivalents, and restricted cash at beginning of period	14,870	5,017
Cash, cash equivalents, and restricted cash at end of period	$57,396	$9,214

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

The Company is organized as follows:

•
Star is a limited partnership, which at June 30, 2023, had outstanding 35.6 million Common Units (NYSE: “SGU”), representing a 99.1% limited partner interest in Star, and 0.3 million general partner units, representing a 0.9% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”). Although Star is a partnership, it is taxed as a corporation and its distributions to unitholders are treated as taxable dividends.
•
Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast and Mid-Atlantic U.S. region retail distributor of home heating oil and propane that at June 30, 2023 served approximately 403,900 full service residential and commercial home heating oil and propane customers and 77,200 customers on a delivery only basis. We also sell gasoline and diesel fuel to approximately 26,900 customers. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including approximately 21,100 service contracts for natural gas and other heating systems.
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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Company’s business, the results of operations and cash flows for the nine-month period ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2023, the $57.4 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $57.1 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2022, the $14.9 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $14.6 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

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

The Company entered into weather hedge contracts for fiscal years 2022 and 2023. The hedge period runs from November 1 through March 31, taken as a whole. The “Payment Thresholds,” or strikes, are set at various levels and are referenced against degree days for the prior ten year average. The maximum amount the Company can receive is $12.5 million per year. In addition, we are obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold. The temperatures experienced during the hedge period through March 31, 2023 and March 31, 2022 were warmer than the strikes in the weather hedge contracts. As a result at June 30, 2023 and June 30, 2022, the Company reduced delivery and branch expenses for the gains realized under those contracts of $12.5 million and $1.1 million, respectively. The amounts payable by the counterparties under the weather hedge contracts were received in full in April 2023 and April 2022, respectively.

For fiscal 2024, the Company entered into a weather hedge contract with the similar hedge period described above. The maximum that the Company can receive is $12.5 million annually and the Company has no obligation to pay the counterparty beyond the initial premium should degree days exceed the Payment Threshold.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of June 30, 2023, we had $0.3 million and $16.0 million balances included in the captions “Accrued expenses and other current liabilities” and “Other long-term liabilities,” on our Condensed Consolidated Balance Sheet representing the remaining balance of the NETTI Fund withdrawal liability. As of September 30, 2022, we had $0.3 million and $16.2 million balances reflected in these categories respectively. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of June 30, 2023 and September 30, 2022 was $19.9 million and $20.2 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Recently Adopted Accounting Pronouncements

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The Company adopted the ASU effective December 31, 2022. The update extends the sunset of Topic 848 from December 31, 2022 to December 31, 2024. The guidance provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. The Company has $24.0 million of interest rate swap agreements at June 30, 2023 that are benchmarked against LIBOR, which the Company has designated as cash flow hedging derivatives. This guidance includes practical expedients for contract modifications due to reference rate reform. The Company has elected to adopt the practical expedient that the Company may change the contractual terms of the interest rate swap agreements that are expected to be affected by reference rate reform and not be required to de-designate the hedging relationships. The Company's adoption of the ASU did not have an impact on the Company’s consolidated financial statements and related disclosures.

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

3) Revenue Recognition

The following disaggregates our revenue by major sources for the three and nine months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Petroleum Products:
Home heating oil and propane	$122,003	$189,262	$1,123,983	$1,088,460
Other petroleum products	101,562	168,974	338,723	393,503
Total petroleum products	223,565	358,236	1,462,706	1,481,963
Installations and Services:
Equipment installations	27,474	30,360	85,471	90,394
Equipment maintenance service contracts	34,564	33,185	92,241	87,503
Billable call services	14,518	17,320	45,507	50,054
Total installations and services	76,556	80,865	223,219	227,951
Total Sales	$300,121	$439,101	$1,685,925	$1,709,914

Deferred Contract Costs

We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We defer these costs only when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate. Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period of approximately five years. Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively. At June 30, 2023, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.3 million and $5.6 million, respectively. At September 30, 2022, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.4 million and $5.6 million, respectively. For the nine months ended June 30, 2023 and June 30, 2022 we recognized expense of $3.2 million and 3.0 million, respectively, associated with the amortization of deferred contract costs within “Delivery and branch expenses” in the Condensed Consolidated Statement of Operations.

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts. Contract liabilities are recognized straight-line over the service contract period, generally one year or less. As of June 30, 2023 and September 30, 2022 the Company had contract liabilities of $136.9 million and $152.1 million, respectively. During the nine months ended June 30, 2023, the Company recognized $133.1 million of revenue that was included in the September 30, 2022 contract liability balance. During the nine months ended June 30, 2022 the Company recognized $123.8 million of revenue that was included in the September 30, 2021 contract liability balance.

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

Changes in the allowance for credit losses are as follows:

(in thousands)	Credit Loss Allowance
Balance at September 30, 2022	$7,755
Current period provision	8,510
Write-offs, net and other	(3,714)
Balance as of June 30, 2023	$12,551

4) Common Unit Repurchase and Retirement

In July 2012, the Board adopted a plan to repurchase certain of the Company’s Common Units (the “Repurchase Plan”). Through May 2023, the Company had repurchased approximately 20.5 million Common Units under the Repurchase Plan. In May 2023, the Board authorized an increase of the number of Common Units that remained available for the Company to repurchase from 1.1 million to a total of 2.6 million, of which, 2.3 million were available for repurchase in open market transactions and 0.3 million were available for repurchase in privately-negotiated transactions. There is no guarantee of the number of units that will be purchased under the Repurchase Plan and the Company may discontinue purchases at any time. The Repurchase Plan does not have a time limit. The Board may also approve additional purchases of units from time to time in private transactions. The Company’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the Common Units purchased under the Repurchase Plan will be retired.

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

The following table shows repurchases under the Repurchase Plan:

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2022 total	24,933	$8.82	20,045	1,557

First quarter fiscal year 2023 total	411	$8.77	411	1,146

Second quarter fiscal year 2023 total	78	$11.20	78	1,068

Third quarter fiscal year 2023 total	—	$—	—	2,568	(b)

July 2023	—	$—	—	2,568	(c)

(a)
Amount includes repurchase costs.
(b)
In May 2023, the Board authorized an increase in the number of Common Units available for repurchase in open market transactions from 0.8 million to 2.3 million.
(c)
Of the total available for repurchase, approximately 2.3 million units are available for repurchase in open market transactions and 0.3 million units are available for repurchase in privately-negotiated transactions, under the Repurchase Plan.

5) Captive Insurance Collateral

The Company considers all of its captive insurance collateral to be Level 1 available-for-sale investments. Investments at June 30, 2023 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$537	$—	$—	$537
U.S. Government Sponsored Agencies	50,471	—	(2,156)	48,315
Corporate Debt Securities	20,234	6	(741)	19,499
Total	$71,242	$6	$(2,897)	$68,351

Investments at September 30, 2022 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$1,838	$—	$—	$1,838
U.S. Government Sponsored Agencies	48,473	—	(3,052)	45,421
Corporate Debt Securities	20,322	—	(919)	19,403
Total	$70,633	$—	$(3,971)	$66,662

Maturities of investments were as follows at June 30, 2023 (in thousands):

Net Carrying Amount
Due within one year	$26,218
Due after one year through five years	42,133
Due after five years through ten years	—
Total	$68,351

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

As of June 30, 2023, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 5.0 million gallons of swap contracts, 6.1 million gallons of call options, 2.2 million gallons of put options, and 41.6 million net gallons of synthetic call options. To hedge its physical inventory on hand, inventory in transit and basis risk, the Company, as of June 30, 2023, held 0.9 million gallons of swap contracts and 10.9 million gallons of short future contracts that settle in future months. To hedge its internal fuel usage and other activities for fiscal 2023 and 2024, the Company held 5.4 million gallons of swap contracts that settle in future months.

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

As of June 30, 2023, the Company has interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $56.4 million, or 37.0%, of its long term debt. The Company has designated its interest rate swap agreements as cash flow hedging derivatives. To the extent these derivative instruments are effective and the accounting standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) until the underlying hedged item is recognized in earnings. As of June 30, 2023 the fair value of the swap contracts was $1.5 million. As of September 30, 2022, the notional value of the swap contracts was $54.0 million and the fair value of the swap contracts was $2.0 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Toronto-Dominion Bank and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At June 30, 2023, the aggregate cash posted as collateral in the normal course of business at counterparties was $1.8 million and recorded in “Prepaid expense and other current assets.” Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of June 30, 2023, $9.8 million hedge positions or payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at June 30, 2023
Commodity contracts	Fair liability value of derivative instruments	$17,224	$—	$17,224
Commodity contracts	Other long-term liabilities, net balance	574	—	574
Commodity contract assets at June 30, 2023		$17,798	$—	$17,798
Liability Derivatives at June 30, 2023
Commodity contracts	Fair liability value of derivative instruments	$(27,622)	$—	$(27,622)
Commodity contracts	Other long-term liabilities, net balance	(688)	—	(688)
Commodity contract liabilities at June 30, 2023		$(28,310)	$—	$(28,310)
Asset Derivatives at September 30, 2022
Commodity contracts	Fair asset and liability value of derivative instruments	$51,134	$—	$51,134
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	2,094	—	2,094
Commodity contract assets September 30, 2022		$53,228	$—	$53,228
Liability Derivatives at September 30, 2022
Commodity contracts	Fair asset and liability value of derivative instruments	$(34,494)	$—	$(34,494)
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	(743)	—	(743)
Commodity contract liabilities September 30, 2022		$(35,237)	$—	$(35,237)

The Company’s commodity derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair liability value of derivative instruments	$17,224	$(27,622)	$(10,398)	$—	$—	$(10,398)
Long-term derivative liabilities included in other long-term liabilities, net	574	(688)	(114)	—	—	(114)
Total at June 30, 2023	$17,798	$(28,310)	$(10,512)	$—	$—	$(10,512)
Fair asset value of derivative instruments	$47,784	$(30,961)	$16,823	$—	$—	$16,823
Long-term derivative assets included in deferred charges and other assets, net	2,094	(743)	1,351	—	—	1,351
Fair liability value of derivative instruments	3,350	(3,533)	(183)	—	—	(183)
Total at September 30, 2022	$53,228	$(35,237)	$17,991	$—	$—	$17,991

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
Commodity contracts	Cost of product (a)	$5,566	$(8,648)	$10,578	$(27,168)
Commodity contracts	Cost of installations and service (a)	$(24)	$(142)	$55	$(1,624)
Commodity contracts	Delivery and branch expenses (a)	$273	$(138)	$422	$(3,390)
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$(1,036)	$(7,669)	$19,622	$(11,881)

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

7) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	June 30, 2023	September 30, 2022
Product	$30,482	$58,727
Parts and equipment	23,108	24,830
Total inventory	$53,590	$83,557

8) Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	June 30, 2023	September 30, 2022
Property and equipment	$247,206	$246,919
Less: accumulated depreciation and amortization	143,708	139,175
Property and equipment, net	$103,498	$107,744

9) Business Combinations and Divestitures

During fiscal year 2023 the Company sold certain assets for cash proceeds of $2.2 million and acquired two heating oil dealers for an aggregate purchase price of approximately $1.2 million (using $1.2 million in cash). The gross purchase price was allocated $1.7 million to intangible assets, $0.2 million to goodwill, $0.2 million to fixed assets and reduced by $0.9 million of negative working capital. The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition date, and are not material to the Company’s financial condition, results of operations, or cash flows.

During the nine months ended June 30, 2022, the Company acquired five heating oil dealers for an aggregate purchase price of approximately $15.6 million (using $13.1 million in cash and assuming $2.5 million of liabilities). The gross purchase price was allocated $7.3 million to intangible assets, $3.1 million to goodwill, $5.6 million to fixed assets and reduced by $0.4 million of negative working capital.

10) Goodwill and Intangible Assets, net

Goodwill

A summary of changes in Company’s goodwill is as follows (in thousands):

Balance as of September 30, 2022	$254,110
Fiscal year 2023 business combinations	244
Balance as of June 30, 2023	$254,354

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	June 30, 2023			September 30, 2022
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$409,679	$354,922	$54,757	$409,980	$345,237	$64,743
Trade names and other intangibles	41,515	23,000	18,515	41,736	21,969	19,767
Total	$451,194	$377,922	$73,272	$451,716	$367,206	$84,510

Amortization expense for intangible assets was $12.8 million for the nine months ended June 30, 2023, compared to $13.8 million for the nine months ended June 30, 2022.

11) Long-Term Debt and Bank Facility Borrowings

The Company’s debt is as follows (in thousands):

	June 30,		September 30,
	2023		2022
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$198	$198	$20,276	$20,276
Senior Secured Term Loan (b)	151,894	152,625	164,084	165,000
Total debt	$152,092	$152,823	$184,360	$185,276
Total short-term portion of debt	$16,698	$16,698	$32,651	$32,651
Total long-term portion of debt (b)	$135,394	$136,125	$151,709	$152,625

(a)
The face amount of the Company’s variable rate long-term debt approximates fair value.

(b)
Carrying amounts are net of unamortized debt issuance costs of $0.7 million as of June 30, 2023 and $0.9 million as of September 30, 2022.

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

All amounts outstanding under the sixth amended and restated revolving credit facility become due and payable on the facility termination date of July 6, 2027. The Term Loan is repayable in quarterly payments of $4.1 million, the first of which was made December 30, 2022, plus an annual payment equal to 25% of the annual Excess Cash Flow as defined in the credit agreement (an amount not to exceed $8.5 million annually), less certain voluntary prepayments made during the year, with final payment at maturity. In fiscal 2022 the Company repaid $4.9 million of additional loan repayments due to Excess Cash Flow related to fiscal 2021. Under the Company’s sixth amended and restated revolving credit facility, the next annual Excess Cash Flow payment will be applicable for fiscal year ending September 30, 2023.

The interest rate on the revolving credit facility and the term loan is based on a margin over Adjusted Term Secured Overnight Financing Rate ("SOFR") or a base rate. At June 30, 2023, the effective interest rate on the term loan (considering the impact of interest rate hedges) and revolving credit facility borrowings was approximately 6.3% and 6.4%, respectively, compared to 4.7% and 2.6%, respectively at September 30, 2022.

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

At June 30, 2023, $152.6 million of the Term Loan was outstanding, $0.2 million was outstanding under the revolving credit facility, $9.8 million hedge positions were secured under the credit agreement, and $3.1 million of letters of credit were issued and outstanding. At September 30, 2022, $165.0 million of the term loan was outstanding, $20.3 million was outstanding under the revolving credit facility, we did not have to provide collateral for our hedge positions under the credit agreement and $5.1 million of letters of credit were issued and outstanding.

At June 30, 2023, availability was $218.0 million, and the Company was in compliance with the financial covenants. At September 30, 2022, availability was $189.4 million, and the Company was in compliance with the financial covenants.

12) Income Taxes

The accompanying financial statements are reported on a fiscal year, however, the Company and its corporate subsidiaries file Federal and State income tax returns on a calendar year.

The current and deferred income tax expense for the three and nine months ended June 30, 2023 and June 30, 2022 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Income (loss) before income taxes	$(33,196)	$(14,353)	$72,100	$120,253
Current income tax expense (benefit)	(11,385)	(7,058)	30,710	27,135
Deferred income tax expense (benefit)	2,095	3,292	(10,284)	7,837
Total income tax expense (benefit)	$(9,290)	$(3,766)	$20,426	$34,972

At June 30, 2023, we did not have unrecognized income tax benefits.

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

13) Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
Cash paid during the period for:	June 30,
(in thousands)	2023	2022
Income taxes, net	$12,986	$15,451
Interest	$14,119	$7,813

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

15) Earnings Per Limited Partner Unit

The following table presents the net income allocation and per unit data:

	Three Months Ended		Nine Months Ended
Basic and Diluted Earnings Per Limited Partner:	June 30,		June 30,
(in thousands, except per unit data)	2023	2022	2023	2022
Net income (loss)	$(23,906)	$(10,587)	$51,674	$85,281
Less General Partner’s interest in net income (loss)	(216)	(93)	468	726
Net income (loss) available to limited partners	(23,690)	(10,494)	51,206	84,555
Less dilutive impact of theoretical distribution of earnings *	—	—	7,258	13,677
Limited Partner’s interest in net income (loss)	$(23,690)	$(10,494)	$43,948	$70,878
Per unit data:
Basic and diluted net income (loss) available to limited partners	$(0.67)	$(0.29)	$1.43	$2.24
Less dilutive impact of theoretical distribution of earnings *	—	—	0.20	0.36
Limited Partner’s interest in net income (loss)	$(0.67)	$(0.29)	$1.23	$1.88
Weighted average number of Limited Partner units outstanding	35,603	36,781	35,725	37,739

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

16) Subsequent Events

Quarterly Distribution Declared

In July 2023, we declared a quarterly distribution of $0.1625 per unit, or $0.65 per unit on an annualized basis, on all Common Units with respect to the third quarter of fiscal 2023, paid on July 31, 2023, to holders of record on July 24, 2023. The amount of distributions in excess of the minimum quarterly distribution of $0.0675 are distributed in accordance with our Partnership Agreement, subject to the management incentive compensation plan. As a result, $5.8 million was paid to the Common Unit holders, $0.3 million to the General Partner unit holders (including $0.3 million of incentive distribution as provided in our Partnership Agreement) and $0.3 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including the impact of geopolitical events, such as the war in the Ukraine, and its impact on wholesale product cost volatility, the price and supply of the products that we sell, our ability to purchase sufficient quantities of product to meet our customer’s needs, rapid increases in levels of inflation approaching 40-year highs, uncertain economic conditions, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, the effect of weather conditions on our financial performance, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, natural gas conversions, the impact of the novel coronavirus, or COVID-19, pandemic and future global health pandemics, on US and global economies, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including climate change, environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, cyber-attacks, increases in interest rates, global supply chain issues, labor shortages and new technology, including alternative methods for heating and cooling residences. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct, and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Fiscal 2022 Form 10-K under Part I Item 1A “Risk Factors.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report and in our Fiscal 2022 Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

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

	Fiscal 2023 (a)		Fiscal 2022		Fiscal 2021		Fiscal 2020		Fiscal 2019
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$2.78	$4.55	$2.06	$2.59	$1.08	$1.51	$1.86	$2.05	$1.66	$2.44
March 31	2.61	3.55	2.36	4.44	1.46	1.97	0.95	2.06	1.70	2.04
June 30	2.23	2.73	3.27	5.14	1.77	2.16	0.61	1.22	1.78	2.12
September 30	—	—	3.13	4.01	1.91	2.34	1.08	1.28	1.75	2.08

(a)
On July 31, 2023, the NYMEX ultra low sulfur diesel contract closed at $2.99 per gallon.

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

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2023	$31,690	$30,401
2024	26,672	21,614
2025	22,324	20,978
2026	17,938	20,199
2027	15,984	18,352
2028	12,360	17,086

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

Under these contracts, we are entitled to a payment if the total number of degree days within the hedge period is less than the applicable “Payment Thresholds,” or strikes. For fiscal 2022 and 2023 we entered into weather hedging contracts under which we were entitled to a payment capped at $12.5 million if degree days were less than the Payment Threshold and we were obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold. The hedge period ran from November 1 through March 31, taken as a whole, for each respective fiscal year. The temperatures experienced during the hedge period through June 30, 2023 and June 30, 2022 were warmer than the strikes in the weather hedge contracts. As a result at June 30, 2023 and June 30, 2022, the Company reduced delivery and branch expenses for the gains realized under those contracts of $12.5 million and $1.1 million, respectively. The amounts were received in full in April 2023 and April 2022, respectively.

For fiscal 2024, the Company entered into a weather hedge contract with the similar hedge period described above. The maximum that the Company can receive is $12.5 million annually and the Company has no obligation to pay the counterparty beyond the initial premium should degree days exceed the Payment Threshold.

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2023			2022			2021
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	26,500	19,500	7,000	19,800	18,500	1,300	19,100	19,900	(800)
Second Quarter	9,300	18,100	(8,800)	12,700	17,300	(4,600)	12,600	17,800	(5,200)
Third Quarter	5,300	12,600	(7,300)	6,400	14,300	(7,900)	6,700	12,300	(5,600)
Fourth Quarter	—	—	—	11,400	15,800	(4,400)	9,500	14,900	(5,400)
Total	41,100	50,200	(9,100)	50,300	65,900	(15,600)	47,900	64,900	(17,000)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2023			2022			2021
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	6.4%	4.7%	1.7%	4.7%	4.4%	0.3%	4.4%	4.6%	(0.2%)
Second Quarter	2.2%	4.3%	(2.1%)	3.0%	4.1%	(1.1%)	2.9%	4.1%	(1.2%)
Third Quarter	1.3%	3.1%	(1.8%)	1.5%	3.4%	(1.9%)	1.3%	2.6%	(1.3%)
Fourth Quarter	—	—	—	2.7%	3.7%	(1.0%)	2.1%	3.3%	(1.2%)
Total	9.9%	12.1%	(2.2%)	11.9%	15.6%	(3.7%)	10.7%	14.6%	(3.9%)

For the nine months ended June 30, 2023, the Company lost 9,100 accounts (net), or 2.2% of its home heating oil and propane customer base, compared to 11,200 accounts lost (net), or 2.7% of its home heating and oil propane customer base in the prior year comparable period. Gross customer gains were 2,200 more than the prior year's comparable period because we were able to take advantage of certain market conditions with regard to physical supply. Gross customer losses were 100 more primarily due to product prices, customer credit cancellations and fuel conversions.

During the nine months ended June 30, 2023, we estimate that we lost 1.3% of our home heating oil and propane accounts to natural gas conversions versus 1.3% for the nine months ended June 30, 2022 and 1.0% for the nine months ended June 30, 2021. Losses to natural gas in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates.

Acquisitions

The timing of acquisitions and the types of products sold by acquired companies impact year-over-year comparisons. During fiscal year 2023 through June 30, 2023, the Company acquired two heating oil dealers. During fiscal 2022 the Company acquired five heating oil dealers. The following tables detail the Company’s acquisition activity and the associated volume sold during the 12-month period prior to the date of acquisition.

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

Three Months Ended June 30, 2023

Compared to the Three Months Ended June 30, 2022

Volume

For the three months ended June 30, 2023, retail volume of home heating oil and propane sold decreased by 10.6 million gallons, or 26.2%, to 30.1 million gallons, compared to 40.7 million gallons for the three months ended June 30, 2022. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended June 30, 2023 were 12.3% warmer than the three months ended June 30, 2022 and 19.4% warmer than normal, as reported by NOAA. For the twelve months ended June 30, 2023, net customer attrition for the base business was 3.1%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended June 30, 2022	40.7
Net customer attrition	(1.4)
Impact of warmer temperatures	(5.8)
Acquisitions	0.1
Sale of certain assets	(0.3)
Other	(3.2)
Change	(10.6)
Volume - Three months ended June 30, 2023	30.1

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended June 30, 2023, compared to the three months ended June 30, 2022:

	Three Months Ended
Customers	June 30, 2023	June 30, 2022
Residential Variable	39.9%	41.9%
Residential Price-Protected (Ceiling and Fixed Price)	46.4%	46.5%
Commercial/Industrial	13.7%	11.6%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold decreased by 2.2 million gallons, or 5.8%, to 35.9 million gallons for the three months ended June 30, 2023, compared to 38.1 million gallons for the three months ended June 30, 2022.

Product Sales

For the three months ended June 30, 2023, product sales decreased by $134.6 million, or 37.6%, to $223.6 million, compared to $358.2 million for the three months ended June 30, 2022, due to a decrease in total volume sold of 16.4% and a decrease in average selling prices. Selling prices decreased largely due to a decrease in wholesale product cost of $1.1292 per gallon, or 30.6%. Product volumes and wholesale product cost include heating oil, propane, motor fuels and other petroleum products.

Installations and Service

For the three months ended June 30, 2023, installation and service revenue decreased by $4.3 million, or 5.3%, to $76.6 million, compared to $80.9 million for the three months ended June 30, 2022 driven by a decrease in installation sales.

Cost of Product

For the three months ended June 30, 2023, cost of product decreased $122.1 million, or 41.9%, to $169.1 million, compared to $291.2 million for the three months ended June 30, 2022, due to a decrease in total volume sold of 16.4% and a decrease in wholesale product cost of $1.1292 per gallon, or 30.6%. Product volumes and wholesale product cost include heating oil, propane, motor fuels and other petroleum products.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended June 30, 2023 increased by $0.1251 per gallon, or 9.5%, to $1.4454 per gallon, from $1.3203 per gallon during the three months ended June 30, 2022. Going forward, we cannot assume that per gallon margins realized during the three months ended June 30, 2023 are sustainable especially with the volatility in heating oil and propane costs. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	June 30, 2023		June 30, 2022
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	30.1		40.7
Sales	$122.0	$4.0581	$189.2	$4.6453
Cost	$78.6	$2.6127	$135.4	$3.3250
Gross Profit	$43.4	$1.4454	$53.8	$1.3203

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	35.9		38.1
Sales	$101.6	$2.8305	$169.0	$4.4339
Cost	$90.5	$2.5235	$155.8	$4.0873
Gross Profit	$11.1	$0.3070	$13.2	$0.3466

Total Product	Amount (in millions)	Amount (in millions)
Sales	$223.6	$358.2
Cost	$169.1	$291.2
Gross Profit	$54.5	$67.0

For the three months ended June 30, 2023, total product gross profit was $54.5 million, which was $12.5 million, or 18.7%, lower than the three months ended June 30, 2022, due to a decrease in home heating oil and propane volume sold ($14.0 million), decrease in gross profit from other petroleum products ($2.1 million), that was partially offset by an increase in home heating oil and propane margins ($3.6 million).

Cost of Installations and Service

Total installation costs for the three months ended June 30, 2023 decreased by $2.1 million or 8.6%, to $22.9 million, compared to $25.0 million of installation costs for the three months ended June 30, 2022. This decrease was largely due to lower installation sales. Installation costs as a percentage of installation sales were 83.4% for the three months ended June 30, 2023 and 82.5% for the three months ended June 30, 2022. Gross profit from installation decreased by $0.7 million.

Service expense decreased by $1.8 million, or 4.0%, to $43.7 million for the three months ended June 30, 2023, representing 89.0% of service sales, versus $45.5 million, or 90.1% of service sales, for the three months ended June 30, 2022. The warmer temperatures drove a decrease in service calls and related expenses. In addition, a large proportion of our service expenses are incurred under fixed-fee prepaid service contract arrangements, therefore trends in service expenses may not directly correlate to trends in the related revenues. Gross profit from service increased by $0.4 million.

We realized a combined gross profit from service and installation of $10.0 million for the three months ended June 30, 2023 compared to a gross profit of $10.3 million for the three months ended June 30, 2022, a $0.3 million decrease.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended June 30, 2023, the change in the fair value of derivative instruments resulted in a $1.0 million credit as a decrease in the market value for unexpired hedges (a $6.5 million charge) was more than offset by a $7.5 million credit due to the expiration of certain hedged positions.

During the three months ended June 30, 2022, the change in the fair value of derivative instruments resulted in a $7.7 million credit due to an increase in the market value for unexpired hedges (a $19.7 million credit), partially offset by a $12.0 million charge due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the three months ended June 30, 2023, delivery and branch expense decreased $0.8 million, or 1.0%, to $83.1 million, compared to $83.9 million for the three months ended June 30, 2022, due to a $0.6 million decrease in vehicle fuels expense as a result of lower diesel and gasoline costs and a $0.2 million decrease in wage, benefit and other expenses.

Depreciation and Amortization Expenses

For the three months ended June 30, 2023, depreciation and amortization expenses decreased $0.4 million, or 4.7%, to $7.7 million, compared to $8.1 million for the three months ended June 30, 2022, primarily due to intangible assets that fully amortized in the prior fiscal year.

General and Administrative Expenses

For the three months ended June 30, 2023, general and administrative expenses decreased by $0.2 million or 3.0%, to $6.1 million, from $6.3 million for the three months ended June 30, 2022, due to a $0.5 million decrease in profit sharing expense and $0.1 million of other net expense reductions, that were partially offset by a $0.4 million increase in the Company's frozen pension expense. The Company accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees. This amount is payable when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool adjusts accordingly based on Adjusted EBITDA levels achieved.

Finance Charge Income

For the three months ended June 30, 2023, finance charge income was $1.8 million essentially unchanged from the three months ended June 30, 2022.

Interest Expense, Net

For the three months ended June 30, 2023, net interest expense increased by $0.8 million, or 27.7%, to $3.4 million compared to $2.6 million for the three months ended June 30, 2022. The year-over-year change was driven by an increase in the weighted average interest rate from 3.2% for the three months ended June 30, 2022 to 6.7% for the three months ended June 30, 2023, that was partially offset by a decrease in average borrowings of $78.6 million from $253.1 million for the three months ended June 30, 2022 to $174.5 million for the three months ended June 30, 2023. To hedge against rising interest rates, the Company utilizes interest rate swaps. After giving effect to these interest rate swaps, approximately 55% of borrowings under Star's variable-rate long term debt were not subject to interest rate increases that occurred during the quarter.

Amortization of Debt Issuance Costs

For the three months ended June 30, 2023, amortization of debt issuance cost was $0.2 million, essentially unchanged from the three months ended June 30, 2022.

Income Tax Benefit

For the three months ended June 30, 2023, the Company’s income tax benefit increased by $5.5 million to $9.3 million, from $3.8 million for the three months ended June 30, 2022. The increase in the income tax benefit was driven by an $18.8 million increase in loss before income taxes.

Net Loss

For the three months ended June 30, 2023, Star’s net loss increased $13.3 million, to $23.9 million, compared to the three months ended June 30, 2022, primarily due to an increase in Adjusted EBITDA loss of $11.8 million, an unfavorable change in the fair value of derivative instruments of $6.6 million and a $0.8 million increase in interest expense that was partially offset by a $5.5 million increase in income tax benefit.

Adjusted EBITDA Loss

For the three months ended June 30, 2023, Adjusted EBITDA loss increased by $11.8 million, to $22.9 million, compared to the three months ended June 30, 2022, as an increase in per gallon margins was more than offset by a 10.6 million gallon decrease in home heating oil and propane volume sold.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income, as an indicator of operating performance, or as an alternative to cash flow, as a measure of liquidity or ability to service debt obligations, but provides additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended June 30,
(in thousands)	2023	2022
Net loss	$(23,906)	$(10,587)
Plus:
Income tax benefit	(9,290)	(3,766)
Amortization of debt issuance costs	245	222
Interest expense, net	3,365	2,635
Depreciation and amortization	7,684	8,067
EBITDA (a)	(21,902)	(3,429)
(Increase) / decrease in the fair value of derivative instruments	(1,036)	(7,669)
Adjusted EBITDA (a)	(22,938)	(11,098)
Add / (subtract)
Income tax benefit	9,290	3,766
Interest expense, net	(3,365)	(2,635)
Provision for losses on accounts receivable	3,742	3,097
Decrease in accounts receivables	116,224	72,459
Decrease (increase) in inventories	18,142	(1,924)
Increase in customer credit balances	26,283	12,416
Change in deferred taxes	2,095	3,292
Change in other operating assets and liabilities	(32,925)	(5,365)
Net cash provided by operating activities	$116,548	$74,008
Net cash used in investing activities	$(1,481)	$(11,267)
Net cash used in financing activities	$(80,006)	$(71,459)

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

Nine Months Ended June 30, 2023

Compared to the Nine Months Ended June 30, 2022

Volume

For the nine months ended June 30, 2023, retail volume of home heating oil and propane sold decreased by 36.3 million gallons, or 13.1%, to 240.4 million gallons, compared to 276.7 million gallons for the nine months ended June 30, 2022. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the nine months ended June 30, 2023 were the third warmest in the last 123 years in the New York City metropolitan area. For the nine months ended June 30, 2023 temperatures were 7.7% warmer than the nine months ended June 30, 2022 and 16.3% warmer than normal, as reported by NOAA. For the twelve months ended June 30, 2023, net customer attrition for the base business was 3.1%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Nine months ended June 30, 2022	276.7
Net customer attrition	(10.6)
Impact of warmer temperatures	(20.7)
Acquisitions	3.3
Sale of certain assets	(1.9)
Other	(6.4)
Change	(36.3)
Volume - Nine months ended June 30, 2023	240.4

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the nine months ended June 30, 2023, compared to the nine months ended June 30, 2022:

	Nine Months Ended
Customers	June 30, 2023	June 30, 2022
Residential Variable	42.4%	44.3%
Residential Price-Protected (Ceiling and Fixed Price)	44.8%	43.3%
Commercial/Industrial	12.8%	12.4%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold decreased by 9.0 million gallons, or 7.9%, to 104.7 million gallons for the nine months ended June 30, 2023, compared to 113.7 million gallons for the nine months ended June 30, 2022.

Product Sales

For the nine months ended June 30, 2023, product sales decreased by $19.3 million, or 1.3%, to $1,462.7 million, compared to $1,482.0 million for the nine months ended June 30, 2022, due to a decrease in total volume sold of 11.6% that was partially offset by a $0.3447 per gallon, or 12.7% increase in wholesale product cost. Product volumes and wholesale product cost include heating oil, propane, motor fuels and other petroleum products.

Installations and Service

For the nine months ended June 30, 2023, installation and service revenue decreased by $4.8 million, or 2.1%, to $223.2 million, compared to $228.0 million for the nine months ended June 30, 2022, as a decrease in installation sales of $5.0 million was partially offset by an increase in service revenue of $0.2 million.

Cost of Product

For the nine months ended June 30, 2023, cost of product decreased $3.7 million, or 0.4%, to $1,054.5 million, compared to $1,058.2 million for the nine months ended June 30, 2022 due to a decrease in total volume sold of 11.6% that was partially offset by a $0.3447 per gallon, or 12.7%, increase in wholesale product cost. Product volumes and wholesale product cost include heating oil, propane, motor fuels and other petroleum products.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the nine months ended June 30, 2023 increased by $0.1521 per gallon, or 10.8%, to $1.5567 per gallon, from $1.4046 per gallon during the nine months ended June 30, 2022. Going forward, we cannot assume that per gallon margins realized during the nine months ended June 30, 2023 are sustainable especially with the volatility in heating oil and propane costs. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Nine Months Ended
	June 30, 2023		June 30, 2022
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	240.4		276.7
Sales	$1,124.0	$4.6754	$1,088.5	$3.9342
Cost	$749.8	$3.1187	$699.9	$2.5296
Gross Profit	$374.2	$1.5567	$388.6	$1.4046

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	104.7		113.7
Sales	$338.7	$3.2342	$393.5	$3.4601
Cost	$304.7	$2.9095	$358.3	$3.1506
Gross Profit	$34.0	$0.3247	$35.2	$0.3095

Total Product	Amount (in millions)	Amount (in millions)
Sales	$1,462.7	$1,482.0
Cost	$1,054.5	$1,058.2
Gross Profit	$408.2	$423.8

For the nine months ended June 30, 2023, total product gross profit was $408.2 million, which was $15.6 million, or 3.7%, lower than the nine months ended June 30, 2022, due to a decrease in home heating oil and propane volume sold ($51.0 million) and a decrease in gross profit from other petroleum products ($1.2 million largely due to a decrease in volume sold) that was partially offset by an increase in home heating oil and propane margins ($36.6 million).

Cost of Installations and Service

Total installation costs for the nine months ended June 30, 2023 decreased by $3.4 million or 4.5%, to $71.0 million, compared to $74.4 million of installation costs for the nine months ended June 30, 2022, primarily due to lower installations revenue. Installation costs as a percentage of installation sales were 83.1% for the nine months ended June 30, 2023 and 82.3% for the nine months ended June 30, 2022. Gross profit from installation decreased by $1.5 million due in part to reduced installation sales as a result of the warmer temperatures.

For the nine months ended June 30, 2023, service expense was $140.4 million, essentially unchanged from the nine months ended June 30, 2022, representing 101.9% of service sales, versus 102.0% of service sales, for the nine months ended June 30, 2022. A large proportion of our service expenses are incurred under fixed-fee prepaid service contract arrangements, therefore trends in service expenses may not directly correlate to trends in the related revenues. Gross loss from service decreased by $0.1 million.

We realized a combined gross profit from service and installation of $11.8 million for the nine months ended June 30, 2023 compared to a gross profit of $13.2 million for the nine months ended June 30, 2022, a $1.4 million decrease.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the nine months ended June 30, 2023, the change in the fair value of derivative instruments resulted in a $19.6 million charge due to a decrease in the market value for unexpired hedges (a $13.5 million charge) and a $6.1 million charge due to the expiration of certain hedged positions.

During the nine months ended June 30, 2022, the change in the fair value of derivative instruments resulted in an $11.9 million credit due to an increase in the market value for unexpired hedges (a $33.6 million credit), partially offset by a $21.7 million charge due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the nine months ended June 30, 2023, delivery and branch expense decreased $3.4 million, or 1.2%, to $277.0 million, compared to $280.4 million for the nine months ended June 30, 2022, due to an $11.4 million higher benefit recorded from the Company’s weather hedge that was partially offset by a $6.0 million, or 2.2%, increase in expense within the base business and additional costs from acquisitions of $2.0 million. The increase in base business expenses was driven by a $3.8 million increase in bad debts and credit card fees, a $2.2 million increase in vehicle fuel expenses due to higher diesel and gasoline costs, and a $1.9 million, or a 0.7%, increase in wage, benefit and other expenses, that was partially offset by a $1.9 million decrease in insurance claims expense. Temperatures for the nine months ended June 30, 2023 were 7.7% warmer than nine months ended June 30, 2022 and 16.3% warmer than normal, as reported by NOAA. As of June 30, 2023 we recorded a benefit of $12.5 million under our weather hedge program that decreased delivery and branch expenses, versus a benefit of $1.1 million as of June 30, 2022.

Depreciation and Amortization Expenses

For the nine months ended June 30, 2023, depreciation and amortization expenses decreased $1.5 million, or 5.9%, to $23.1 million, compared to $24.6 million for the nine months ended June 30, 2022, primarily due to intangible assets that fully amortized in the prior fiscal year.

General and Administrative Expenses

For the nine months ended June 30, 2023, general and administrative expenses increased by $0.8 million or 4.2%, to $19.6 million, from $18.8 million for the nine months ended June 30, 2022, due to a $1.2 million increase in the Company's frozen pension expense, $0.6 million of increases in salaries and benefits expenses and $0.2 million of other net expense increases that were partially offset by a $0.7 million decrease in profit sharing expense and a $0.5 million decrease in legal and professional expenses. The Company accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees. This amount is payable when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool adjusts accordingly based on Adjusted EBITDA levels achieved.

Finance Charge Income

For the nine months ended June 30, 2023, finance charge income increased to $4.9 million from $3.3 million for the nine months ended June 30, 2022, primarily due to higher customer late payment charges.

Interest Expense, Net

For the nine months ended June 30, 2023, net interest expense increased by $5.2 million, or 69.8%, to $12.6 million compared to $7.4 million for the nine months ended June 30, 2022. The year-over-year change was driven by an increase in the weighted average interest rate from 3.2% for the nine months ended June 30, 2022 to 6.3% for the nine months ended June 30, 2023. To hedge against rising interest rates, the Company utilizes interest rate swaps. After giving effect to these interest rate swaps, approximately 55% of borrowings under Star's variable-rate long term debt were not subject to interest rate increases that occurred during the nine months ended June 30, 2023.

Amortization of Debt Issuance Costs

For the nine months ended June 30, 2023, amortization of debt issuance cost increased to $0.8 million from $0.7 million for the nine months ended June 30, 2022.

Income Tax Expense

For the nine months ended June 30, 2023, the Company’s income tax expense decreased by $14.6 million to $20.4 million, from $35.0 million for the nine months ended June 30, 2022. The decrease in the income tax expense was driven by a $48.2 million decline in income before income taxes and a decrease in the effective income tax rate from 29.1% for the nine months ended June 30, 2022 to 28.3% for the nine months ended June 30, 2023 due primarily to a decrease in state income taxes.

Net Income

For the nine months ended June 30, 2023, Star’s net income decreased $33.6 million, to $51.7 million, compared to the nine months ended June 30, 2022, primarily due to an unfavorable change in the fair value of derivative instruments of $31.5 million, a decrease in Adjusted EBITDA of $12.8 million and a $5.2 million increase in interest expense that was partially offset by an $14.6 million decrease in income tax expense.

Adjusted EBITDA

For the nine months ended June 30, 2023, Adjusted EBITDA decreased by $12.8 million, to $128.3 million, compared to the nine months ended June 30, 2022, as a decrease in home heating oil and propane volume of 36.3 million gallons more than offset an increase in per gallon margins and an $11.4 million higher benefit recorded from the Company’s weather hedge. Temperatures for the nine months ended June 30, 2023 were the third warmest in the last 123 years in the New York City metropolitan area. Temperatures were 7.7% warmer than the nine months ended June 30, 2022 and 16.3% warmer than normal, as reported by NOAA. As of June 30, 2023, the Company recorded a benefit of $12.5 million under its weather hedge program that decreased delivery and branch expenses, versus a benefit of $1.1 million as of June 30, 2022.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income, as an indicator of operating performance, or as an alternative to cash flow, as a measure of liquidity or ability to service debt obligations, but provides additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Nine Months Ended June 30,
(in thousands)	2023	2022
Net income	$51,674	$85,281
Plus:
Income tax expense	20,426	34,972
Amortization of debt issuance costs	832	698
Interest expense, net	12,602	7,422
Depreciation and amortization	23,147	24,596
EBITDA (a)	108,681	152,969
(Increase) / decrease in the fair value of derivative instruments	19,622	(11,881)
Adjusted EBITDA (a)	128,303	141,088
Add / (subtract)
Income tax expense	(20,426)	(34,972)
Interest expense, net	(12,602)	(7,422)
Provision for losses on accounts receivable	8,510	5,264
Increase in accounts receivables	(8,540)	(92,604)
Decrease (increase) in inventories	29,751	(19,972)
Decrease in customer credit balances	(15,485)	(38,497)
Change in deferred taxes	(10,284)	7,837
Change in other operating assets and liabilities	3,488	7,845
Net cash provided by (used in) operating activities	$102,715	$(31,433)
Net cash used in investing activities	$(5,580)	$(24,770)
Net cash (used in) provided by financing activities	$(54,609)	$60,400

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

During the nine months ended June 30, 2023, cash provided by operating activities increased $134.1 million, to $102.7 million, compared to $31.4 million in cash used in operating activities during the nine months ended June 30, 2022. The increase was driven by an increase in collection of trade receivables on a comparable basis (including accounts receivable and customer credit balance accounts) of $107.1 million due primarily to higher average sales prices resulting from higher average product costs and a $49.7 million decrease in cash required to purchase liquid product inventory. Further contributing to the increase was a $16.9 million decrease in net cash paid for certain hedge positions, a $6.9 million increase in collection of derivative settlement receivables on a comparative basis and $3.4 million of other net changes in working capital. The increase was partially offset by a $26.4 million unfavorable change in accounts payable due to the pricing and timing of inventory purchases, an $18.3 million decrease in cash flows from operations and $5.2 million more in payroll taxes paid in the first fiscal quarter of 2023 versus the first fiscal quarter of 2022 as the result of deferring payment of certain payroll tax withholdings in first quarter of fiscal 2021 to the first fiscal quarter of fiscal 2023.

Investing Activities

During the nine months ended June 30, 2023, the Company acquired two heating oil dealers for an aggregate price of approximately $1.2 million (using $1.2 million in cash). The gross purchase price was allocated $1.7 million to intangible assets, $0.2 million to goodwill, $0.2 million to fixed assets and reduced by $0.9 million of negative working capital. On October 25, 2022, the Company sold certain assets for cash proceeds of $2.2 million.

Our capital expenditures for the nine months ended June 30, 2023 totaled $6.7 million, as we invested in computer hardware and software ($0.6 million), refurbished certain physical plants ($0.7 million), expanded our propane operations ($1.0 million) and made additions to our fleet and other equipment ($4.4 million).

During the nine months ended June 30, 2023, $0.7 million of earnings were reinvested into an irrevocable trust established in connection with our captive insurance company. The cash deposited into the trust is shown on our balance sheet as captive insurance collateral and, correspondingly, reduced cash on our balance sheet. We believe that investments into the irrevocable trust lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

During the nine months ended June 30, 2022, the Company acquired five heating oil dealers for an aggregate price of approximately $15.6 million (using $13.1 million in cash and assuming $2.5 million in deferred liabilities). The gross purchase price was allocated $7.3 million to intangible assets, $3.1 million to goodwill, $5.6 million to fixed assets and reduced by $0.4 million of negative working capital.

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

Financing Activities

During the nine months ended June 30, 2023, we repaid $12.4 million of our term loan, borrowed $125.6 million under our revolving credit facility and subsequently repaid $145.7 million, repurchased 0.5 million Common Units for $4.5 million, in connection with our unit repurchase plan, and paid distributions of $16.7 million to our Common Unit holders and $0.9 million to our General Partner unit holders (including $0.8 million of incentive distributions as provided in our Partnership Agreement).

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

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, geopolitical and business conditions, especially in light of the war in the Ukraine, weather, the ability to collect current and future accounts receivable, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation, inflation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of June 30, 2023 ($57.1 million) or a combination thereof. We believe that these cash sources will also be sufficient to satisfy our capital requirements in the longer-term. However, if they are not sufficient, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and from subsequent seasonal reductions in inventory and accounts receivable. As of June 30, 2023, we had accounts receivable of $139.3 million of which $96.6 million is due from residential customers and $42.7 million is due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If these balances do not meet the eligibility tests as defined in our sixth amended and restated credit agreement, our ability to borrow will be reduced and our anticipated cash flow from operating activities will also be reduced. As of June 30, 2023, we had $0.2 million of borrowings under our revolving credit facility, $152.6 million outstanding under our term loan, $3.1 million in letters of credit outstanding and $9.8 million hedge positions were secured under the credit agreement.

Under the terms of the sixth amended and restated credit agreement, we are required to maintain at all times a fixed charge coverage ratio of not less than 1.1 if Availability (borrowing base less amounts borrowed and letters of credit issued) is less than 12.5% of the maximum facility size. We are also required to maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 5.5 as of December 31st or March 31st. As of June 30, 2023, Availability, as defined in the sixth amended and restated revolving credit facility agreement, was $218.0 million and we were in compliance with the financial covenants.

Maintenance capital expenditures for the remainder of fiscal 2023 are estimated to be approximately $3.0 million to $5.0 million, excluding the capital requirements for leased fleet. In addition, we plan to invest approximately $0.5 million in our propane operations. If, and only to the extent that, cash distributions to our unitholders remain at the current quarterly level of $0.1625 per unit for the balance of fiscal 2023, the Company would make aggregate payments of approximately $5.8 million to Common Unit holders,

$0.3 million to our General Partner (including $0.3 million of incentive distribution as provided for in our Partnership Agreement) and $0.3 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. The amount of cash distributions payable to our unitholders, if any, depends on the amount of cash flow generated by the Company and our compliance with certain financial covenants under our sixth amended and restated revolving credit facility agreement. Under the terms of our sixth amended and restated revolving credit facility agreement, our term loan is repayable in quarterly payments of $4.1 million and we expect to pay $4.1 million for the remainder of fiscal 2023. Further, subject to any additional liquidity issues or concerns resulting from wholesale price volatility and our compliance with the financial covenants under our sixth amended and restated revolving credit facility agreement, we may repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

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

Critical Accounting Policy and Critical Accounting Estimates

We believe that there have been no significant changes to our critical accounting policy and critical accounting estimates during the nine months ended June 30, 2023 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended September 30, 2022. While our critical accounting policies and estimates have not changed in any significant way during the nine months ended June 30, 2023, the following provides disclosures about our critical accounting policy and critical accounting estimates.

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

At June 30, 2023, we had outstanding borrowings totaling $152.8 million, of which $96.4 million are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $0.7 million.

Market Risk

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at June 30, 2023, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $5.0 million to a fair market value of $(6.2) million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $3.4 million to a fair market value of $(14.6) million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2023. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

c) Other

The General Partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of the General Partner have concluded, as of June 30, 2023, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

Item 2.

Purchase of Equity Securities by Issuer

Note 4 to the Condensed Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the nine months ended June 30, 2023 is incorporated into this Item 2 by reference.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

N/A

Item 5.

Other Information

(a) N/A

(b) N/A

(c) Trading Plans. During the quarter ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

101

The following materials from the Star Group, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Group, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Kestrel Heat LLC (Principal Financial Officer)	August 2, 2023

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller of Kestrel Heat LLC (Principal Accounting Officer)	August 2, 2023