Form 10-K
period 2023-09-30
STAR GROUP, L.P.
filed 2023-12-06
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common units held by non-affiliates on March 31, 2023 was approximately $408,601,044

As of November 30, 2023, the registrant had 35,589,206 common units outstanding.

Documents Incorporated by Reference: None

STAR GROUP, L.P.

2023 FORM 10-K ANNUAL REPORT

Item 16.	Form 10-K Summary	63

PART I

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K (this “Report”) includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including the impact of geopolitical events on wholesale product cost volatility, the price and supply of the products that we sell, our ability to purchase sufficient quantities of product to meet our customer’s needs, rapid increases in levels of inflation, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, the effect of weather conditions on our financial performance, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, natural gas conversions and electrification of heating systems, pandemic and future global health pandemics, recessionary economic conditions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including climate change, environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, cyber-attacks, global supply chain issues, labor shortages and new technology, including alternative methods for heating and cooling residences. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the headings “Risk Factors,” “Business Strategy” and “Management’s Discussion and Analysis.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

ITEM 1. BUSINESS

Structure

Star Group, L.P. (“Star” the “Company,” “we,” “us,” or “our”) is a home heating oil and propane distributor and services provider with one reportable operating segment that principally provides heating related services to residential and commercial customers. Our unitholders voted in favor of proposals to have the Company elect to be treated as a corporation, instead of a partnership, for federal income tax purposes (commonly referred to as a “check-the-box election”), along with amendments to our partnership agreement to effect such changes in income tax classification, in each case effective November 1, 2017. In addition, the Company changed its name, effective October 25, 2017, from “Star Gas Partners, L.P.” to “Star Group, L.P.” to more closely align our name with the scope of our product and service offerings. Unitholders will receive a Form 1099-DIV and will not receive a Schedule K-1 as in tax years prior to December 31, 2017. Our legal structure has remained a Delaware limited partnership and the distribution provisions under our limited partnership agreement, including the incentive distribution structure has remained unchanged. As of November 30, 2023, we had outstanding 35.6 million common partner units (NYSE: “SGU”) representing a 99.1% limited partner interest in Star, and 0.3 million general partner units, representing a 0.9% general partner interest in Star.

The following chart depicts the ownership of Star as of November 30, 2023:

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
•
Petroleum Heat and Power Co., Inc. (“PH&P”) is an indirect, wholly owned subsidiary of Star. PH&P is the borrower and Star is the guarantor of the sixth amended and restated credit agreement’s $165 million five-year senior secured term loan and the $400 million ($550 million during the heating season of December through April of each year) revolving credit facility, both due July 6, 2027. (See Note 13—Long-Term Debt and Bank Facility Borrowings).

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

The following chart summarizes our structure as of September 30, 2023.

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

Business Overview

We are a home heating oil and propane distributor and service provider to residential and commercial customers who heat their homes and buildings primarily in the Northeast and Mid-Atlantic U.S. regions. As of September 30, 2023, we sold home heating oil and propane to approximately 402,200 full service residential and commercial customers and 52,400 customers on a delivery only basis. Approximately 252,700 of these customers, or 56%, are located in the New York, New Jersey, and Connecticut. We believe we are the largest retail distributor of home heating oil in the United States, based upon sales volume with a market share in excess of 5.5%. We also sell gasoline and diesel fuel to approximately 26,600 customers. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside of our heating oil and propane customer base including 20,800 service contracts for natural gas and other heating systems. During fiscal 2023, total sales were comprised of approximately 62% from home heating oil and propane, 23% from other petroleum products, the majority of which is diesel and gasoline, and 15% from the installation and repair of heating and air conditioning equipment and ancillary services. We provide home heating equipment repair service and natural gas service 24-hours-a-day, 7-days-a-week, 52 weeks a year. These services are an integral part of our business, and are intended to increase customer satisfaction and loyalty.

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

The retail home heating oil industry is mature, with total market demand expected to decline in the foreseeable future due to conversions to natural gas and electricity, availability of other alternative energy sources and the installations of more fuel efficient heating systems. Therefore, our ability to maintain our business or grow within the industry is dependent on the acquisition of other retail distributors, the success of our marketing programs, and the growth of our other service offerings. Based on our records, our customer conversions to natural gas and electricity have ranged between 1.1% and 1.6% per year over the last five years. We believe this may continue or even increase. In addition, there are legislative and regulatory efforts underway in several states seeking to encourage homeowners to reduce or even eliminate the consumption of fossil fuels that we sell.

The retail home heating oil industry is highly fragmented, characterized by a large number of relatively small, independently owned and operated local distributors. Some businesses provide full service, as we do, and others offer delivery only on a cash-on-delivery basis, which we also do to a significantly lesser extent. In addition, the industry is complex and costly due to regulations, working capital requirements, and the costs and risks of hedging for price protected customers.

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

Pursue select acquisitions Our senior management team has developed expertise in identifying acquisition opportunities and integrating acquired customers into our operations. We focus on acquiring companies within and outside our current footprint.

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

Pursue environmental sustainability opportunities We are committed to pursuing initiatives that reduce greenhouse gas emissions across our product offerings, by offering biodiesel blended products (a renewable, biodegradable fuel manufactured from vegetable oils, animal fats, or recycled restaurant grease) and by offering energy efficient heating and air conditioning equipment to our customers.

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

Every ten years, the National Oceanic and Atmospheric Administration (“NOAA”) computes and publishes average meteorological quantities, including the average temperature for the last 30 years by geographical location, and the corresponding degree days. The latest data covers the years from 1991 to 2020. Our calculations of normal weather are based on these published 30 year averages for heating degree days, weighted by volume for the locations where we have existing operations.

Competition

Most of our operating locations compete with numerous distributors, primarily on the basis of price, reliability of service and response to customer needs. Each such location operates in its own competitive environment.

Customer Attrition

We measure net customer attrition for our full service residential and commercial home heating oil and propane customers. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customers that are obtained through marketing efforts at newly acquired businesses are included in these calculations from the point of closing going forward. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis from the closing date. Gross customer losses are the result of a number of factors, including price competition, move outs, credit losses and conversions to natural gas and electrified heating systems. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Customer Attrition.)

Customers and Pricing

The number of home heating oil customers comprise 78% of our product customer base, with propane customers comprising another 17% and motor fuel and other petroleum product customers making up the remaining 5%. (During fiscal 2023, we sold 259.2 million gallons of home heating oil and propane and 139.0 million gallons of motor fuel and other petroleum products.)

Our full service home heating oil customer base is comprised of 97% residential customers and 3% commercial customers. Approximately 94% of our full service residential and commercial home heating oil customers have their deliveries scheduled automatically and 6% of our home heating oil customer base call from time to time to schedule a delivery. Automatic deliveries are scheduled based on each customer’s historical consumption pattern and prevailing weather conditions. Our practice is to bill customers promptly after delivery. We offer a balanced payment plan to residential customers in which a customer’s estimated annual oil purchases and service contract fees are paid for in a series of equal monthly payments. Approximately 32% of our residential home heating oil customers have selected this billing option.

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

	Percentage of Residential Home Heating Oil Customers
	September 30,
Pricing Programs	2023	2022	2021	2020	2019
Variable	55.6%	57.0%	55.0%	54.4%	53.9%
Ceiling	37.8%	37.6%	39.0%	38.5%	39.1%
Fixed	6.6%	5.4%	6.0%	7.1%	7.0%
	100.0%	100.0%	100.0%	100.0%	100.0%

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

Derivatives

We use derivative instruments in order to mitigate our exposure to market risk associated with the purchase of home heating oil for our price-protected customers, physical inventory on hand, inventory in transit, priced purchase commitments, and the variable interest rate on a portion of our term loan. Currently, the Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A. and Wells Fargo Bank, N.A.

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

Suppliers and Supply Arrangements

We purchase our products for delivery in either barge, pipeline or truckload quantities. As of September 30, 2023 we had contracts with approximately 124 third-party terminal sites for the right to temporarily store petroleum products at their facilities. Home heating oil and propane purchases are made under supply contracts or on the spot market. We have entered into New York Mercantile Exchange ("NYMEX") or Platts American Gulf Coast based physical supply contracts for approximately 76% of our expected home heating oil and propane requirements for our full service residential and commercial customers for the fiscal 2024 heating season. For the fiscal year 2024 heating season, approximately 76% of the Company’s contracted home heating oil volume with suppliers has a biofuel component. We also have entered into NYMEX or Platts American Gulf Coast based physical supply contracts for approximately 43% of our expected diesel and gasoline requirements for fiscal 2024.

During fiscal 2023, Shell Trading and Shell Oil Products US provided approximately 18% of our petroleum purchases and Motiva Enterprises LLC provided 14% of our petroleum product purchases. During fiscal 2022, Global Companies LLC and Motiva Enterprises LLC provided approximately 17% and 14% of our petroleum product purchases, respectively. Our supply contracts typically have terms of 6 to 12 months. For fiscal 2024, approximately 26% of our physical supply contracts are with Shell Trading and Shell Oil Products US. All of our supply contracts provide for minimum quantities and in most cases do not establish in advance the price of home heating oil or propane. This price is based upon a published index price at the time of delivery or pricing date plus an agreed upon differential. We believe that our policy of contracting for the majority of our anticipated supply needs with diverse and reliable sources will enable us to obtain sufficient product should unforeseen shortages develop in worldwide supplies.

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

	Fiscal 2023 (a)		Fiscal 2022		Fiscal 2021		Fiscal 2020		Fiscal 2019
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$2.78	$4.55	$2.06	$2.59	$1.08	$1.51	$1.86	$2.05	$1.66	$2.44
March 31	2.61	3.55	2.36	4.44	1.46	1.97	0.95	2.06	1.70	2.04
June 30	2.23	2.73	3.27	5.14	1.77	2.16	0.61	1.22	1.78	2.12
September 30	2.38	3.48	3.13	4.01	1.91	2.34	1.08	1.28	1.75	2.08

(a)
On November 30, 2023, the NYMEX ultra low sulfur diesel contract closed at $2.83 per gallon.

Acquisitions

Part of our business strategy is to pursue select acquisitions. Each acquired company’s operating results are included in the Company’s consolidated financial statements starting on its acquisition date. Customer lists, other intangibles (excluding goodwill) and trade names are amortized on a straight-line basis over seven to twenty years.

During fiscal 2023, the Company acquired one propane and two heating oil businesses for approximately $19.8 million (using $19.8 million in cash). The gross purchase price was allocated $10.4 million to intangible assets, $8.0 million to goodwill, $2.3 million to fixed assets and reduced by $0.9 million of negative working capital.

During fiscal 2022, the Company acquired five heating oil businesses for approximately $15.6 million (using $13.1 million in cash and assuming $2.5 million of liabilities). The gross purchase price was allocated $7.3 million to intangible assets, $3.1 million to goodwill, $5.6 million to fixed assets and reduced by $0.4 million of negative working capital.

During fiscal 2021, the Company acquired two propane and three heating oil businesses for approximately $42.5 million (using $40.7 million in cash and assuming $1.8 million of liabilities). The gross purchase price was allocated $37.3 million to goodwill and intangible assets, $6.2 million to fixed assets and reduced by $1.0 million of negative working capital.

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

As of September 30, 2023, we had 3,052 employees, of whom 822 were office, clerical and customer service personnel; 831 were equipment technicians; 504 were fuel delivery drivers and mechanics; 579 were management and 316 were employed in sales. Of these employees 1,354 (44%) are represented by 62 different collective bargaining agreements with local chapters of labor unions. Due to the seasonal nature of our business and depending on the demands of the 2024 heating season, we anticipate that we will augment our current staffing levels during the heating season from among the 279 employees on temporary leave of absence as of September 30, 2023. There are 19 collective bargaining agreements up for renewal in fiscal 2024, covering approximately 289 employees (9%). We believe that our relations with both our union and non-union employees are generally satisfactory.

Government Regulations

Regulations in Response to Climate Change. There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of greenhouse gas (“GHG”) emissions, in particular, from the combustion of carbon-based fossil fuels. Our heating oil and propane products are widely considered to be fossil fuels that produce GHG emissions. To combat the cause of global warming domestically, President Biden identified climate change as one of his administration’s top priorities and pledged to seek measures that would pave the path for the U.S. to achieve net zero GHG emissions by 2050. In April 2021, President Biden announced the administration’s plan to reduce the U.S. GHG emissions by at least 50% by 2030. These environmental goals earned a prominent place in the Biden administration’s $1.2 trillion infrastructure bill, which was signed into law on November 15, 2021. On August 16, 2022, President Biden signed the Inflation Reduction Act which aims to reduce GHG emissions by offering tax and other financial incentives designed to encourage homeowners to switch to alternative sources of energy other than those we sell, including a tax rebate of up to $8,000 per qualified household for the installation of an electric heat pump for a home’s primary heat source. States must apply for rebate funding with the U.S. Department of Energy and adopt and administer energy rebate programs within their respective states before homeowners can apply and receive tax rebates under the program. The timing of when the various states within our operating footprint will adopt energy rebate programs in order to distribute homeowner rebates remains uncertain.

Numerous states and municipalities have also adopted laws and policies on climate change and emission reduction targets. For example, on July 18, 2019, the State of New York (location of 43% of our residential home heating oil and propane customers) passed the Climate Leadership and Community Protection Act (“CLCPA”). Among other things, the CLCPA sets out a series of emissions reduction, renewable energy, and energy storage goals to significantly reduce the use of carbon-based fossil fuels and eventually achieve net zero GHG emissions in the state. In December 2022, New York approved the Scoping Plan, which details actions required to advance directives stated in the CLCPA and to enable New York to limit GHG emissions as a percentage of 1990 emissions to 60% by 2030 and to 15% by 2050. The CLCPA gives the New York Department of Energy Conservation until January 1, 2024 to promulgate regulations to ensure that the State of New York meets the CLCPA’s GHG emission limits as outlined in the Scoping Plan.

On May 2, 2023, the State of New York adopted its 2024 fiscal year budget, which included amendments to New York’s Energy Law and to its Executive Law that prohibit “the installation of fossil-fuel equipment and building systems” in any new buildings under seven stories, except for a new commercial or industrial building greater than 100,000 square feet in conditioned floor area beginning December 31, 2025 (the “Fossil Fuel Ban”). The Fossil Fuel Ban applies to equipment that uses heating oil, propane and natural gas for combustion and will then expand to all new buildings beginning January 1, 2029. Specifically, the Energy Law and the Executive Law direct the New York State Fire Prevention and Building Code Council (the “Code Council”) to include the Fossil Fuel Ban on installation of fossil-fuel burning equipment and building systems in new buildings in the State of New York’s Energy Conservation Construction Code (the “Energy Code”) and in the Uniform Fire Prevention and Building Code (the “Building Code”). We understand that the Code Council has begun the process of integrating the Fossil Fuel Ban into the Energy Code and the Building Code.

On October 12, 2023, a coalition of businesses, trade associations and labor unions including the National Propane Gas Association, New York Propane Gas Association and Mulhern Gas Co., filed a federal lawsuit in the Northern District of New York (Mulhern Gas Co., Inc. et al v. Rodriguez, et al., Case No. 1:23-cv-1267) claiming that the Fossil Fuel Ban violates federal law. The lawsuit seeks to declare the Fossil Fuel Ban invalid and to block its enforcement on the grounds that it is preempted by the federal Energy Policy and Conservation Act ("EPCA"). It relies on a recent decision by the U.S. Court of Appeals for the Ninth Circuit (California Restaurant Association v. City of Berkeley) which held that a ban on gas piping in a new building in Berkeley, California was invalid on the basis that it concerned the energy use of appliances covered by the EPCA and was therefore preempted by federal law. As this legal challenge to the Fossil Fuel Ban is in the very early stages, it is uncertain what impact, if any, it will have on the Company’s operations in the State of New York.

In May 2019, New York City (location of 3% of our residential home heating oil and propane customers) enacted Local Law 97 as a part of the Climate Mobilization Act aimed at reducing GHG emissions by 80% from commercial and residential buildings by 2050. Starting in 2024, this law will place carbon caps on most buildings larger than 25,000 square feet. In addition, in December 2021, New York City passed Local Law 154 of 2021, which will phase out fossil fuel usage in newly constructed residential and commercial buildings starting in 2024 for lower-rise buildings, and in 2027 for taller buildings. With few exceptions, all new buildings constructed in New York City must be fully electric by 2027.

In March 2021, the State of Massachusetts (location of 5% of our residential home heating oil and propane customers) signed into law “An Act Creating A Next-Generation Roadmap for Massachusetts Climate Policy” (the “2021 Climate Law”) that establishes a 2030 limit of at least a 50% reduction in GHG emissions below the 1990 GHG emissions baseline and requires the Secretary of Energy and Environmental Affairs to set interim emissions limits and sector-specific sublimits every five years. The 2021 Climate Law tasks the Massachusetts Department of Environmental Protection (the “MassDEP”) with developing a high-level program to meet the emissions limit for residential, commercial, and industrial heating and identified a Clean Heat Standard (“CHS”) as a regulatory option for addressing this requirement. The proposed regulations released by MassDEP in May 2023 could require, among other things, heating energy suppliers to demonstrate the conversion of approximately 3% of their customers to electric heat each year. Such proposed regulations, if adopted, could dramatically negatively impact the Company’s Massachusetts operations and impose onerous reporting requirements on the Company.

On August 11, 2022, the State of Massachusetts signed into law “An Act Driving Clean Energy and Offshore Wind” (the “2022 Climate Law”). The 2022 Climate Law establishes a new pilot program to allow up to 10 municipalities to require through zoning that new construction or substantial renovation projects will be fossil-fuel free, and instructs the State’s Department of Energy Resources (“DOER”) to adopt regulations to structure the pilot program. The DOER adopted final regulations structuring the pilot program in July 2023. The purpose of the pilot program is to allow the DOER to study the implementation of fossil fuel bans in municipalities and evaluate future best practices on decarbonization.

These measures, which have or may have the effect of reducing or eliminating GHG emissions from fossil fuel-burning vehicles, boilers and furnaces, could significantly negatively impact the Company’s operations in New York City, New York State and Massachusetts, which together constitute a material portion of the Company’s business. Other states in which the Company operates and that are material to the Company’s operations, such as Connecticut, Rhode Island and New Jersey, have adopted similar GHG laws or have otherwise announced GHG reduction targets. However, while we cannot predict at this time whether and in what manner the New York CLCPA, the Massachusetts 2021 Climate Law, the Massachusetts 2022 Climate Law, or other state and local GHG laws or targets could impact the Company, these measures could over time have a material negative impact on the Company.

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

ITEM 1A. RISK FACTORS

You should consider carefully the risk factors discussed below, as well as all other information, as an investment in the Company involves a high degree of risk. We are subject to certain risks and hazards due to the nature of the business activities we conduct. The risks discussed below, any of which could materially and adversely affect our business, financial condition, cash flows, results of operations and cash available for distributions to our unitholders, could result in a partial or total loss of your investment, and are not the only risks we face. We may experience additional risks and uncertainties not currently known to us or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us.

Wholesale Product Price Volatility and Supply Risks Associated with our Business

Fluctuations in wholesale product costs may have adverse effects on our business, financial condition, results of operations, or liquidity.

Increases in wholesale product costs may have adverse effects on our business, financial condition and results of operations, including the following:

•
reduced profit margins;
•
customer conservation;
•
customer attrition due to customers converting to lower cost heating products or suppliers;
•
reduced liquidity as a result of higher net receivables including customer credit balances, and/or inventory balances as we must fund a portion of any increase in receivables, inventory and hedging costs from our own cash resources and thereby reduce or eliminate funds that would otherwise be available for distributions and other purposes;
•
higher interest expense as a result of increased working capital borrowing to finance higher receivables and/or inventory balances; and higher bad debt expense and credit card processing costs as a result of higher selling prices.

Our business is a “margin-based” business in which gross profit depends on the excess of sales prices per gallon over supply costs per gallon. Consequently, our profitability is sensitive to increases in the wholesale product cost caused by changes in supply, geopolitical forces and other market conditions. Although our wholesale product costs are closely linked to the price of diesel fuel, diesel fuel prices do not always correspond to increases or decreases in consumer demand for our products. Consequently, our wholesale product prices may rise even though demand for our heating oil products is down due to, among other things, warm winter temperatures. Significant increases in product costs result in higher operating expenses, such as credit card fees, bad debt expense, and vehicle fuels, and also lead to higher working capital requirements, including higher premiums and cash requirements for some of our hedging instruments. In certain cases, we cannot pass on to our customers immediately or in full all cost increases by increasing our retail sales prices. This, in turn, negatively affects our profit margins. We cannot predict with any certainty the impact of periods of high wholesale product costs on future profit margins.

During periods of high wholesale product costs, the prices we charge our customers generally increase. High prices can lead to customer conservation and attrition, resulting in reduced demand for our products. Additionally, in an effort to retain existing accounts and attract new customers we may offer discounts, which will impact the net per gallon gross margin realized. Increases in in wholesale product prices may also slow our customer collections as customers are more likely to delay the payment of their bills, leading to higher accounts receivable.

If increases in wholesale product costs cause our working capital requirements to exceed the amounts available under our revolving credit facility or should we fail to maintain the required availability or fixed charge coverage ratio, we would not have sufficient working capital to operate our business or cash available for distributions to unitholders.

When the wholesale price of home heating oil declines significantly after a customer enters into a price protection arrangement, some customers attempt to renegotiate their arrangement in order to enter into a lower cost pricing plan with us or terminate their arrangement and switch to a competitor, which may which may adversely impact our gross profit and operating results.

If, due to supply constraints or shortages, we cannot purchase sufficient quantities of products to meet our customer’s needs, our business and operations will be adversely affected.

Constraints in physical product supplies have been caused by numerous factors, including imbalances in supply and demand of liquid product, exacerbated by geopolitical forces, such as the wars in the Ukraine and in the Middle East. In addition, backwardated energy markets, which exist when the current market price of wholesale product is higher than the futures price, have caused and may in the future cause suppliers to reduce physical inventories. We expect to cover a substantial majority of our expected heating oil and propane needs during the heating season for our full service residential and commercial customers with physical supply contracts and inventory on-hand at the beginning of the heating season. The remainder of our customer’s needs are satisfied through spot product purchases. During periods when supplies are constrained, we have paid and may continue to pay significant premiums over the wholesale product cost to ensure prompt delivery of spot purchases. In certain cases, these premium payments cannot be passed on to our customers, thereby reducing our profit margins.

Our hedging strategy may adversely affect our liquidity.

We purchase derivatives, futures and swaps of diesel fuel primarily from members of our lending group and Cargill in order to mitigate exposure to market risk associated with our inventory and the purchase of home heating oil for price-protected customers. Future positions require an initial cash margin deposit and daily mark to market maintenance margin, whereas options are generally paid either upfront or when they expire. Any cash payment reduces our liquidity, as we must pay for the option before any sales are made to the customer. Mark-to-market exposure with our bank group reduces our borrowing base and as such can reduce the amount available to us under our Credit Agreement.

A significant portion of our home heating oil volume is sold to price-protected customers (ceiling and fixed), and our gross margins could be adversely affected if we are not able to effectively hedge against fluctuations in the volume and cost of product sold to these customers.

A significant portion of our home heating oil volume is sold to individual customers under arrangements pre-establishing the ceiling sales price or a fixed price of home heating oil over a fixed period. When the customer makes a purchase commitment for the next period, we currently purchase option contracts, swaps and futures contracts for diesel fuel covering a substantial majority of the heating oil that we expect to sell to these price-protected customers. The price of heating oil is closely linked to the price of diesel fuel. The amount of home heating oil volume that we hedge per price-protected customer with diesel fuel derivatives is based upon the estimated fuel consumption per average customer, per month by location. If the actual usage exceeds the amount of the hedged volume on a monthly basis, we could be required to obtain additional volume at unfavorable margins. In addition, should actual usage in any month be less than the hedged volume (including, for example, as a result of warm winters and early terminations by price protected customers), we may incur additional hedging costs which reduce our gross profit margins. Currently, we have elected not to designate our derivative instruments as hedging instruments under FASB ASC 815-10-05 Derivatives and Hedging, and the change in fair value of the derivative instruments is recognized in our statement of operations. Therefore, we experience volatility in earnings as these currently outstanding derivative contracts are marked to market and non-cash gains or losses are recorded in the statement of operations.

Our risk management policies cannot eliminate all commodity price risk or the impact of adverse market conditions which can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. In addition, any noncompliance with our risk management policies could result in significant financial losses.

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

We rely on the continued solvency of our wholesale product suppliers and derivatives, insurance and weather hedge counterparties.

If one of our wholesale product suppliers were to fail, our liquidity, results of operations and financial condition could be materially adversely impacted, as we may be required to purchase product from other sources which may be at higher prices than we were prepared to pay. If counterparties to the derivative instruments that we use to hedge the cost of home heating oil sold to price-protected customers, physical inventory and our vehicle fuel costs were to fail, our liquidity, operating results and financial condition could be materially adversely impacted, as we would be obligated to fulfill our operational requirement of purchasing, storing and selling home heating oil and vehicle fuel, while losing the mitigating benefits of economic hedges with a failed counterparty. If one of our insurance carriers were to fail, our liquidity, results of operations and financial condition could be materially adversely impacted, as we would have to fund any catastrophic loss. If our weather hedge counterparty were to fail, we would lose the protection of our weather hedge contract.

Risks Related to Customer Attrition, Competition, and Demand for Our Products

Our operating results will be adversely affected if we continue to experience significant net customer attrition in our home heating oil and propane customer base.

The following table depicts our gross customer gains, losses and net attrition from fiscal year 2019 to fiscal year 2023. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customer gains that are obtained through marketing efforts or lost at newly acquired businesses are included in these calculations from the point of closing going forward. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis from the closing date.

	Fiscal Year Ended September 30,
	2023	2022	2021	2020	2019
Gross customer gains	12.0%	11.9%	10.7%	12.2%	12.9%
Gross customer losses	15.6%	15.6%	14.6%	15.6%	18.3%
Net attrition	(3.6%)	(3.7%)	(3.9%)	(3.4%)	(5.4%)

The gain of a new customer does not fully compensate for the loss of an existing customer because of the expenses incurred during the first year to add a new customer. Typically, the per gallon margin realized from a new account added is less than the margin of a customer that switches to another provider. Customer losses are the result of various factors, including but not limited to, wholesale product price volatility, price competition, warmer than normal weather, customer relocations and home sales/foreclosures, credit worthiness, service disruptions, and conversions to natural gas and electricity.

Periods of high wholesale product costs due to energy market volatility and inflation have added to our difficulty in reducing net customer attrition. Warmer than normal weather has also contributed to an increase in attrition as customers perceive less need for a full-service provider like ourselves.

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

We compete with distributors offering a broad range of services and prices, from full-service distributors, such as ourselves, to those offering delivery only. As do many companies in our business, we provide home heating equipment repair service on a 24-hour-a-day, seven-day-a-week, 52 weeks a year basis. We believe that this tends to build customer loyalty. In some instances, homeowners have formed buying cooperatives that seek to purchase home heating oil from distributors at a price lower than individual customers are otherwise able to obtain. We also compete for retail customers with suppliers of alternative energy products, principally natural gas, propane (in the case of our home heating oil operations) and electricity. If we are unable to compete effectively, we may lose existing customers and/or fail to acquire new customers, which would have a material adverse effect on our business, operating results and financial condition.

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

	Fiscal Year Ended September 30,
	2023	2022	2021	2020	2019
Customer losses to natural gas conversion and electricity	(1.6)%	(1.5)%	(1.1)%	(1.1)%	(1.4)%

In addition to our direct customer losses to natural gas and electricity competition, any conversion to natural gas or electricity by a heating oil consumer in our geographic footprint reduces the pool of available customers from which we can gain new heating oil customers, and could have a material adverse effect on our business, operating results and financial condition.

If we do not make acquisitions on economically acceptable terms, we will not be able to replace or grow our declining customer base.

Generally, heating oil and propane are secondary energy choices for new housing construction, because natural gas is usually selected when the infrastructure exists. In certain areas in our operating footprint, state and local legislatures are mandating the replacement of heating systems using fossil fuels, such as heating oil and propane, with systems using electricity in new building construction. As such, our industry is declining. Accordingly, our ability to maintain or grow our customer base will depend on our ability to make acquisitions on economically acceptable terms. We cannot assure that we will be able to identify attractive acquisition candidates in the future or that we will be able to acquire businesses on economically acceptable terms. Adverse operating and financial results may limit our access to capital and adversely affect our ability to make acquisitions.

Our acquisition activities could result in operational difficulties, unrecoverable costs and other negative consequences, any of which may adversely impact our financial condition and results of operations.

Any acquisition may involve potential risks to us and ultimately to our unitholders, including an increase in our indebtedness, an increase in our working capital requirements, an inability to integrate the operations of the acquired business, an excess of customer loss from the acquired business, loss of key employees from the acquired business and the assumption of additional liabilities, including environmental liabilities.

Since weather conditions may adversely affect the demand for home heating oil and propane, our business, operating results and financial condition are vulnerable to warm winters.

Weather conditions in regions in which we operate have a significant impact on the demand for home heating oil and propane because our customers depend on this product largely for space heating purposes. As a result, weather conditions may materially adversely impact our business, operating results and financial condition. During the peak-heating season of October through March, sales of home heating oil and propane historically have represented approximately 80% of our annual volume sold. Actual weather conditions can vary substantially from year to year or from month to month, significantly affecting our financial performance. Climate change may result in increased weather volatility. See “We face possible risks and costs associated with the effects of changes in climate and severe weather” in these Risk Factors. Warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized and, consequently, our results of operations.

To partially mitigate the adverse effect of warm weather on cash flows, we have used weather hedge contracts for a number of years. In general, such weather hedge contracts provide that we are entitled to receive a specific payment per heating degree-day shortfall, when the total number of heating degree-days in the hedge period is less than the ten year average. The “payment thresholds,” or strikes, are set at various levels. The hedge period runs from November 1, through March 31, of a fiscal year taken as a whole. Although we have entered into weather hedges for fiscal 2024 and in prior years' periods, there can be no assurance that weather hedge contracts on historical terms and prices will continue to be available past fiscal 2024. There can be no assurance that our weather hedge contracts, if any, will fully or substantially offset the adverse effects of warmer weather on our business and operating results or that colder weather will result in enough profit to offset our hedging costs.

Our operating results are subject to seasonal fluctuations.

Our operating results are subject to seasonal fluctuations since the demand for home heating oil and propane is greater during the first and second fiscal quarter of our fiscal year, which is the peak heating season. The seasonal nature of our business has resulted on average in the last five years in the sale of approximately 30% of our volume of home heating oil and propane in the first fiscal quarter and 50% of our volume in the second fiscal quarter of each fiscal year. As a result, we generally realize net income in our first and second fiscal quarters and net losses during our third and fourth fiscal quarters and we expect that the negative impact of seasonality on our third and fourth fiscal quarter operating results will continue. Thus, any material reduction in the profitability of the first and second quarters for any reason, including warmer than normal weather and wholesale product price volatility, generally cannot be made up by any significant profitability improvements in the results of the third and fourth quarters.

We face possible risks and costs associated with effects of changes in climate and severe weather.

We cannot predict changes in climate. The physical effects of changes in climate could have a material adverse effect on our business and operations. Since weather conditions may adversely affect the demand for home heating oil and propane, our business, operating results and financial condition are vulnerable to warm winters.” To the extent that changes in climate impact weather patterns, our markets could experience severe weather. If the frequency or magnitude of severe weather conditions or natural disasters such as hurricanes, blizzards or earthquakes increase, as a result of changes in climate or for other reasons, our results of operations and our financial performance could be negatively impacted by the extent of damage to our facilities or to our customers’ residential homes and business structures, or of disruption to the supply or delivery of the products we sell.

Risks Related to Regulatory and Environmental Matters - See also Item 1 “Business – Government Regulations”

Federal, state and local legislation in response to climate change has the potential to adversely impact the Company’s operations and reduce demand for our products and services.

There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of greenhouse gas (“GHG”) emissions, from the combustion of carbon-based fossil fuels. Our heating oil and propane products are widely considered to be fossil fuels that produce GHG emissions. To combat the cause of global warming domestically, President Biden identified climate change as one of his administration’s top priorities and pledged to seek measures that would pave the path for the U.S. to achieve net zero GHG emissions by 2050. On August 16, 2022, President Biden signed the Inflation Reduction Act which aims to reduce GHG emissions by offering tax and other incentives desired to encourage homeowners to switch to alternative sources of energy than the ones we sell. In addition, the State of New York, where a majority of our operations are located, Massachusetts, Rhode Island and Connecticut and certain municipalities in our operating footprint have adopted laws, regulations and policies addressing climate change and restricting GHG emissions from fossil fuel burning systems. For additional information about climate change regulations affecting us, See Item 1 “Business – Government Regulations” for a summary of certain laws, regulations and policies adopted by states and municipalities in our operating footprint addressing climate change and/or restricting GHG emissions from fossil-fuel burning systems. The federal, state and local climate change regulatory landscape is highly complex and rapidly and continuously evolving. At this time, while we cannot predict whether, when, which, or in what form climate change legislation provisions and GHG emission restrictions may be enacted and what the impact of any such legislation or standards may have on our business, financial conditions or operations in the future, these measures could have a negative impact on our business over time or in the future.

Our results of operations and financial condition may be adversely affected by environmental regulations, and regulatory costs.

Our business is subject to a wide range of federal, state and local laws and regulations related to environmental and other matters. Such laws and regulations have become increasingly stringent over time. We may experience increased costs due to stricter pollution control requirements or liabilities resulting from noncompliance with operating or other regulatory permits. New regulations, such as those relating to underground storage, transportation, and delivery of the products that we sell, might adversely impact operations or make them more costly. In addition, there are environmental risks inherently associated with home heating oil operations, such as the risks of accidental releases or spills. We have incurred and continue to incur costs to remediate soil and groundwater contamination at some of our locations. We cannot be sure that we have identified all such contamination, that we know the full extent of our obligations with respect to contamination of which we are aware, or that we will not become responsible for additional contamination not yet discovered. It is possible that material costs and liabilities will be incurred, including those relating to claims for damages to property and persons and the environment. For additional information about environmental and other regulations we are subject to, see Item 1 “Business-Governmental Regulations.”

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

Other than matters for which we self-insure, we maintain insurance policies with insurers in amounts and with coverage and deductibles that we believe are reasonable and prudent. However, there can be no assurance that the ultimate settlement of these claims will not differ materially from the assumptions used to calculate the liabilities or that the insurance we maintain will be adequate to protect us from all material expenses related to potential future claims.

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

For example, in July 2021, we detected a security incident that resulted in the encryption of certain of our information technology systems. Promptly upon discovery of the incident, we launched an investigation with the assistance of an outside cybersecurity firm, notified law enforcement, and took steps to address the incident and restore full operations. As a result of our investigation of the incident, we do not believe any personal information belonging to customers was involved. However, we believe that an unauthorized third party exfiltrated and/or accessed certain employee personal identifying information (“PII”) and/or protected health information (“PHI”) relating to employee health insurance plans and human resources information, residing on some of the affected systems. We were able to continue to serve our customers without interruption. We do not believe that this incident had a material adverse effect on our business, operations or financial results. However, we cannot be certain that that similar cyber-attacks will not occur in the future. Any future cyber-attacks or incidents may have a material adverse effect on our business, operations or financial results.

Cyber-attacks are increasing in their frequency, levels of persistence, and sophistication and intensity. Furthermore, because the techniques used to obtain unauthorized access to, or to disrupt, information technology systems change frequently, we may be unable to anticipate these techniques or implement security measures that would prevent them. We may also experience security breaches that may remain undetected for an extended period. In addition, the information technology controls or legacy third party providers of an acquired business may be inadequate to prevent a future cyber-attack, unauthorized access or other data security breaches. If another cyber-attack were to occur and cause interruptions in our operations, it could have a material adverse effect on our revenues and increase our operating and capital costs, which could reduce the amount of cash otherwise available for distribution. To the extent that a future cyber-attack, security breach or other such disruption results in a loss or damage to the Company’s data, or the disclosure of PII, PHI or other personal or proprietary information, including customer or employee information, it could cause significant damage to the Company’s reputation, affect relationships with its customers, vendors and employees, lead to claims against the Company, and ultimately harm our business. In addition, we may be required to incur additional costs to mitigate, remediate and protect against damage caused by cyber-attacks, security breaches or other such disruptions in the future. We have paid and may continue to pay significantly higher insurance premiums to maintain cyber insurance coverage, and even if we are able to maintain cyber insurance coverage, it may not be sufficient in amounts and scope to cover all harm sustained by the Company in any future cyber-attack or other data security incident.

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

As of September 30, 2023, approximately 44% of our employees were covered under 62 different collective bargaining agreements. As a result, we are usually involved in union negotiations with several local bargaining units at any given time. There can be no assurance that we will be able to negotiate the terms of any expired or expiring agreement on terms satisfactory to us. Although we consider our relations with our employees to be generally satisfactory, we may experience strikes, work stoppages or slowdowns in the future. If our unionized workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition. Moreover, our non-union employees may become subject to labor organizing efforts. If any of our current non-union facilities were to unionize, we could incur increased risk of work stoppages and potentially higher labor costs.

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

•
The general partner determines the amount and timing of asset purchases and sales, capital expenditures, distributions to unitholders, unit repurchases, and our capital structure, each of which can impact the amount of cash, if any, available for distribution to unitholders, and available to pay principal and interest on debt and the amount of incentive distributions payable in respect of the general partner units.
•
The general partner decides whether to retain its counsel or engage separate counsel to perform services for us.
•
Unitholders are deemed to have consented to some actions and conflicts of interest under the Partnership Agreement that might otherwise be deemed a breach of fiduciary or other duties under applicable state law.
•
Under the Partnership Agreement, the general partner is allowed to take into account the interests of parties in addition to the Company in resolving conflicts of interest, thereby limiting its fiduciary duty to the unitholders.
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

Distributions of available cash, if any, by us to unitholders will depend on the amount of cash generated, and distributions may fluctuate based on our performance. The actual amount of cash that is available for distribution will depend upon numerous factors, many of which are out of our control.

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

Our unitholder rights plan may discourage potential acquirers of the Company.

In March 2023, we adopted a unitholder rights plan, which provides, among other things, that when specified events occur, our unitholders will be entitled to purchase additional common units. The unitholders rights plan will expire on March 24, 2028, unless further extended. The common unit purchase rights are triggered ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of our outstanding common units. The common unit purchase rights would cause significant dilution to a person or group that attempts to acquire the Company on terms that are not approved by the board of directors of the general partner. These provisions, either alone or in combination with each other, give our general partner a substantial ability to influence the outcome of a proposed acquisition of the Company. These provisions would apply even if an acquisition or other significant corporate transaction was considered beneficial by some of our unitholders.

Risks Related to Our Indebtedness

Our substantial debt and other financial obligations could impair our financial condition and our ability to obtain additional financing and have a material adverse effect on us if we fail to meet our financial and other obligations.

At September 30, 2023, we had outstanding under our sixth amended and restated revolving credit facility agreement a $148.5 million term loan, $0.2 million under the revolver portion of the agreement, $3.2 million of letters of credit, $0.1 million hedge positions were secured under the credit agreement and our availability was $202.1 million. (See the sixth amended and restated credit agreement and Note 13 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings). Our debt is often substantially higher during the heating season as we access our revolving credit facilities to finance accounts receivable and inventory balances. For example, our borrowings under the revolver peaked at $125.6 million during the fiscal 2023 heating season. Our substantial indebtedness and other financial obligations could:

•
impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, unit repurchases, paying distributions or general partnership purposes;
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

Subject to the limitations on restricted payments that are contained in our Credit Agreement, we are not required to accumulate cash for the purpose of meeting our future obligations to our lenders. As a result, we may be required to refinance the final payment of our term loan, which is expected to be $82.6 million. Our ability to refinance the term loan will depend upon our future results of operation and financial condition as well as developments in the capital markets. Our general partner will determine the future use of our cash resources and has broad discretion in determining such uses and in establishing reserves for such uses, which may include but are not limited to, complying with the terms of any of our agreements or obligations providing for distributions of cash to our unitholders in accordance with the requirements of our Partnership Agreement, providing for future capital expenditures and other payments deemed by our general partner to be necessary or advisable, including to make acquisitions, and repurchasing common units. Depending on the timing and amount of our use of cash, this could significantly reduce the cash available to us in subsequent periods to make payments on borrowings under our Credit Agreement.

Restrictive covenants in our Credit Agreement may reduce our operating flexibility.

Our Credit Agreement contains various covenants that limit our ability and the ability of our subsidiaries to, among other things, incur indebtedness, make distributions to our unitholders, purchase or redeem our outstanding equity interests, sell assets, and engage in other lines of business.

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

Any breach of any of these covenants, failure to meet any of these ratios or conditions, or occurrence of a change of control would result in a default under the terms of the Credit Agreement and cause the amounts borrowed to become immediately due and payable. If we were unable to repay those amounts, the lenders could initiate a bankruptcy proceeding or liquidation proceeding or proceed against the collateral, if any. If the lenders of our indebtedness or other financial obligations accelerate the repayment of borrowings or other amounts owed, we may not have sufficient assets to repay our indebtedness or other financial obligations.

General Risk Factors

Recessionary Economic Conditions and rapid inflation could adversely affect our results of operations and financial condition.

Our business and results of operations may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, unemployment rates, rising health care costs, energy availability and costs, the negative impacts caused by global conflicts, pandemics and public health crises, and the effects of governmental initiatives to manage economic conditions. Volatility in financial markets and deterioration of national and global economic conditions, including rapid increases in inflation, have impacted, and may again impact, our business and operations in a variety of ways. Uncertainty about economic conditions poses a risk as our customers may reduce or postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services and could lead to increased conservation, as we have seen certain of our customers seek lower cost providers. In addition, recessionary economic conditions could negatively impact the spending and financial viability of our customers. As a result, we could experience an increase in bad debts from financially distressed customers, which would have a negative effect on our liquidity, results of operations and financial condition.

Disruptions in our supply chain and other factors affecting the delivery of our products and services could adversely impact our business.

A disruption within our supply chain network due to unforeseen events beyond our control could adversely affect our ability to deliver our products and services in a timely manner, cause an increase in wholesale prices and a decrease in supply, lost sales, customer attrition, increased supply chain costs, or damage to our reputation. Such disruptions may result from weather-related events; natural disasters; international trade disputes or trade policy changes or restrictions; tariffs or import-related taxes; third-party strikes, lock-outs, work stoppages or slowdowns; shortages of supply chain labor, including truck drivers; shipping capacity constraints, including shortages of related equipment; third-party contract disputes; supply or shipping interruptions or costs; military conflicts; acts of terrorism; public health issues, including pandemics and related shut-downs, re-openings, or other actions by the government; civil unrest; or other factors beyond our control. Disruptions to our supply chain due to any of the factors listed above could negatively impact our financial performance or financial condition.

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

Terrorist attacks, political unrest and war may adversely impact the price and availability of the products that we sell, our results of operations, our ability to raise debt or equity capital and our future growth. As discussed above under “Risk Factors - Increases in wholesale product costs may have adverse effects on our business, financial condition, results of operations, or liquidity," we believe that the war in Ukraine and other geopolitical forces have caused a sustained period of high wholesale product costs, which has impacted our profit margins and operating results. An act of terror could result in disruptions of crude oil supplies, markets and facilities, and the source of the products that we sell could be direct or indirect targets. Terrorist activity may also hinder our ability to transport our products if our normal means of transportation become damaged as a result of an attack. Instability in the financial markets as a result of terrorism could also affect our ability to raise capital. Terrorist activity could likely lead to increased volatility in the prices of our products.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently provide services to our customers in the United States in twelve states and the District of Columbia, ranging from Massachusetts to Maryland from 40 principal operating locations and 78 depots, 55 of which are owned and 63 of which are leased. As of September 30, 2023, we had a fleet of approximately 1,118 truck and transport vehicles, the majority of which were owned, 1,189 service and 389 support vehicles, the majority of which were leased. Our obligations under our Credit Agreement are secured by liens and mortgages on substantially all of the Company’s and subsidiaries’ real and personal property.

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

	SGU – Common Unit Price Range				Distributions Declared
	High		Low		per Unit
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Year	Year	Year	Year	Year	Year
Quarter Ended	2023	2022	2023	2022	2023	2022
December 31,	$12.20	$11.35	$8.10	$9.85	$0.1525	$0.1425
March 31,	$13.33	$11.28	$10.98	$9.75	$0.1525	$0.1425
June 30,	$15.22	$11.67	$12.34	$9.08	$0.1625	$0.1525
September 30,	$14.00	$10.15	$11.31	$8.00	$0.1625	$0.1525

As of November 30, 2023, there were approximately 189 holders of record of common units.

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

According to the terms of our Partnership Agreement, minimum quarterly distributions on the common units accrue at the rate of $0.0675 per quarter ($0.27 on an annual basis). The information concerning restrictions on distributions required by Item 5 of this Report is incorporated by reference to Note 4 to the Company’s Consolidated Financial Statements - Quarterly Distribution of Available Cash. The Credit Agreement imposes certain restrictions on our ability to pay distributions to unitholders. In order to pay any distributions to unitholders or repurchase Common Units, the Company must maintain Availability (as defined in the Credit Agreement) of $60 million, 15% of the facility size of $400 million (assuming the non-seasonal aggregate commitment is in effect), on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.0 through February 27, 2024 and 1.15 thereafter measured as of the date of repurchase or distribution. (See Note 13 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings).

On October 10, 2023, we declared a quarterly distribution of $0.1625 per unit, or $0.65 per unit on an annualized basis, on all Common Units with respect to the fourth quarter of fiscal 2023, paid on October 30, 2023, to holders of record on October 20, 2023. The amount of distributions in excess of the minimum quarterly distribution of $0.0675, were distributed in accordance with our Partnership Agreement, subject to management incentive compensation plan. As a result, $5.8 million was paid to the Common Unit holders, $0.3 million to the general partner unit holders (including $0.3 million of incentive distribution as provided in our Partnership Agreement) and $0.3 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Unit Repurchase Plans and Retirement

Note 5 to the Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the fiscal year ended September 30, 2023 is incorporated into this Item 5 by reference.

ITEM 6. (RESERVED)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K (this “Report”) includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including the impact of geopolitical events on wholesale product cost volatility, the price and supply of the products that we sell, our ability to purchase sufficient quantities of product to meet our customer’s needs, rapid increases in levels of inflation, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, the effect of weather conditions on our financial performance, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, natural gas conversions and electrification of heating systems, pandemic and future global health pandemics, recessionary economic conditions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including climate change, environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, cyber-attacks, global supply chain issues, labor shortages and new technology, including alternative methods for heating and cooling residences. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the headings “Risk Factors,” “Business Strategy” and “Management’s Discussion and Analysis.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Liquid Product Price Volatility

Volatility, which is reflected in the wholesale price of liquid products, including home heating oil, propane and motor fuels, has a larger impact on our business when prices rise. Home heating oil consumers are sensitive to heating cost increases, and this often leads to customer conservation and increased gross customer losses. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces and is closely linked to the price of diesel fuel. The volatility in the wholesale cost of diesel fuel as measured by the New York Mercantile Exchange (“NYMEX”), for the fiscal years ending September 30, 2019, through 2023, on a quarterly basis, is illustrated in the following chart (price per gallon):

	Fiscal 2023 (a)		Fiscal 2022		Fiscal 2021		Fiscal 2020		Fiscal 2019
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$2.78	$4.55	$2.06	$2.59	$1.08	$1.51	$1.86	$2.05	$1.66	$2.44
March 31	2.61	3.55	2.36	4.44	1.46	1.97	0.95	2.06	1.70	2.04
June 30	2.23	2.73	3.27	5.14	1.77	2.16	0.61	1.22	1.78	2.12
September 30	2.38	3.48	3.13	4.01	1.91	2.34	1.08	1.28	1.75	2.08

a)
On November 30, 2023, the NYMEX ultra low sulfur diesel contract closed at $2.83 per gallon.

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

Estimated Depreciation and Amortization Expense

(in thousands) Fiscal Year	Book	Tax
2023	$33,434	$32,739
2024	28,251	25,263
2025	23,566	22,261
2026	19,182	21,406
2027	17,122	19,534
2028	13,494	18,247

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

Under these contracts, we are entitled to a payment if the total number of degree days within the hedge period is less than the applicable “Payment Thresholds,” or strikes. For fiscal 2022 and 2023 we entered into weather hedging contracts under which we were entitled to an annual payment capped at $12.5 million if degree days were less than the Payment Threshold and we were obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold. The hedge period ran from November 1 through March 31, taken as a whole, for each respective fiscal year. The temperatures experienced during the hedge period through March 31, 2023 and March 31, 2022 were warmer than the Payment Thresholds in our weather hedge contracts. As a result for the fiscal 2023 and 2022, the Company reduced delivery and branch expenses for the gains realized under those contracts of $12.5 million and $1.1 million, respectively. The amounts were received in full in April 2023 and April 2022, respectively.

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

Customer Attrition

We measure net customer attrition on an ongoing basis for our full service residential and commercial home heating oil and propane customers. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customers that are obtained through marketing efforts or lost at newly acquired businesses are included in these calculations from the point of closing going forward. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis from the closing date. Gross customer losses are the result of a number of factors, including price competition, move-outs, credit losses, conversions to natural gas and service disruptions. When a customer moves out of an existing home, we count the “move out” as a loss, and if we are successful in signing up the new homeowner, the “move in” is treated as a gain. The impact of certain geopolitical forces on liquid product prices could increase future attrition due to higher losses from credit related issues.

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2023			2022			2021
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	26,500	19,500	7,000	19,800	18,500	1,300	19,100	19,900	(800)
Second Quarter	9,300	18,100	(8,800)	12,700	17,300	(4,600)	12,600	17,800	(5,200)
Third Quarter	5,300	12,600	(7,300)	6,400	14,300	(7,900)	6,700	12,300	(5,600)
Fourth Quarter	8,900	14,600	(5,700)	11,400	15,800	(4,400)	9,500	14,900	(5,400)
Total	50,000	64,800	(14,800)	50,300	65,900	(15,600)	47,900	64,900	(17,000)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2023			2022			2021
	Gross Customer		Net	Gross Customer		Net	Gross Customer		Net
	Gains	Losses	Gains / (Attrition)	Gains	Losses	Gains / (Attrition)	Gains	Losses	Gains / (Attrition)
First Quarter	6.4%	4.7%	1.7%	4.7%	4.4%	0.3%	4.4%	4.6%	(0.2)%
Second Quarter	2.2%	4.3%	(2.1)%	3.0%	4.1%	(1.1)%	2.9%	4.1%	(1.2)%
Third Quarter	1.3%	3.1%	(1.8)%	1.5%	3.4%	(1.9)%	1.3%	2.6%	(1.3)%
Fourth Quarter	2.1%	3.5%	(1.4)%	2.7%	3.7%	(1.0)%	2.1%	3.3%	(1.2)%
Total	12.0%	15.6%	(3.6)%	11.9%	15.6%	(3.7)%	10.7%	14.6%	(3.9)%

For fiscal 2023, the Company lost 14,800 accounts (net), or 3.6%, of its home heating oil and propane customer base, compared to 15,600 accounts lost (net), or 3.7%, of its home heating oil and propane customer base, during fiscal 2022. Gross customer gains were 300 lower than the prior year’s comparable period, and gross customer losses were 1,100 accounts lower primarily due to reduction in the number of customer relocations.

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

During fiscal 2023, we estimate that we lost (1.6%) of our home heating oil and propane accounts to natural gas and electricity conversions versus (1.5%) for fiscal 2022 and (1.1%) for fiscal 2021. Losses to natural gas and electricity in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates.

Acquisitions

The timing of acquisitions and the types of products sold by acquired companies impact year-over-year comparisons. Subsequent to September 30, 2023 the Company acquired two heating oil businesses for approximately $2.5 million. During fiscal 2023, the Company acquired two heating oil businesses and one propane business for approximately $19.8 million. During fiscal 2022, the Company acquired five heating oil businesses for approximately $15.6 million. The following tables detail the Company’s acquisition activity and the associated volume sold during the 12-month period prior to the date of acquisition.

(in thousands of gallons)
Fiscal 2024 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Motor Fuel and Other Petroleum Products	Total
1	November	1,210	222	1,432
2	November	885	369	1,254
		2,095	591	2,686

(in thousands of gallons)
Fiscal 2023 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Motor Fuel and Other Petroleum Products	Total
1	October	556	403	959
2	November	494	—	494
3	August	1,447	—	1,447
		2,497	403	2,900

(in thousands of gallons)
Fiscal 2022 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Motor Fuel and Other Petroleum Products	Total
1	October	437	48	485
2	December	741	—	741
3	December	1,768	—	1,768
4	March	1,225	446	1,671
5	April	3,678	166	3,844
		7,849	660	8,509

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

Fiscal Year Ended September 30, 2023

Compared to Fiscal Year Ended September 30, 2022

Volume

For fiscal 2023, the retail volume of home heating oil and propane sold decreased by 36.9 million gallons, or 12.5%, to 259.2 million gallons, compared to 296.1 million gallons for fiscal 2022. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for fiscal 2023 were the third warmest in the last 123 years in the New York City metropolitan area. For fiscal 2023 temperatures were 7.7% warmer than fiscal 2022 and 16.3% warmer than normal, as reported by NOAA. For fiscal 2023, net customer attrition for the base business was 3.5%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

Heating Oil
(in millions of gallons)	and Propane
Volume - Fiscal 2022	296.1
Net customer attrition	(12.1)
Impact of warmer temperatures	(20.7)
Acquisitions	3.5
Sale of certain assets	(2.0)
Other	(5.6)
Change	(36.9)
Volume - Fiscal 2023	259.2

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers, and commercial/industrial/other customers for fiscal 2023 compared to fiscal 2022:

	Twelve Months Ended
Customers	September 30, 2023	September 30, 2022
Residential Variable	42.1%	44.0%
Residential Price-Protected (Ceiling and Fixed Price)	44.9%	43.3%
Commercial/Industrial/Other	13.0%	12.7%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold decreased by 11.1 million gallons, or 7.4%, to 139.0 million gallons for fiscal 2023, compared to 150.1 million gallons for fiscal 2022.

Product Sales

For fiscal 2023, product sales decreased $47.6 million, or 2.8%, to $1,650.7 million, compared to $1,698.3 million in fiscal 2022, due to a decrease in total volume sold of 10.8% that was partially offset by a $0.2457 per gallon, or 8.8% increase in wholesale product cost. Product volumes and wholesale product cost include heating oil, propane, motor fuels and other petroleum products.

Installations and Services Sales

For fiscal 2023, installation and service sales decreased $6.2 million, or 2.0%, to $302.1 million, compared to $308.3 million for fiscal 2022, as a decrease in installation sales of $6.3 million primarily as a result of the warmer temperatures was partially offset by an increase in service revenue of $0.1 million.

Cost of Product

For fiscal 2023, cost of product decreased $35.4 million, or 2.9%, to $1,204.2 million, compared to $1,239.6 million for fiscal 2022, due to a decrease in total volume sold of 10.8% that was partially offset by a $0.2457 per gallon, or 8.8%, increase in wholesale product.

Gross Profit—Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for fiscal 2023 increased by $0.1561 per gallon, or 11.2%, to $1.5496 per gallon, from $1.3935 per gallon during fiscal 2022. We cannot assume that the per gallon margins realized during fiscal 2023 are sustainable for future periods. Product sales and cost of product include home heating oil, propane, motor fuel, other petroleum products and liquidated damages billings.

	Twelve Months Ended
	September 30, 2023		September 30, 2022
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	259.2		296.1
Sales	$1,202.2	$4.6384	$1,170.6	$3.9539
Cost	$800.6	$3.0888	$758.0	$2.5604
Gross Profit	$401.6	$1.5496	$412.6	$1.3935

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	139.0		150.1
Sales	$448.5	$3.2266	$527.7	$3.5156
Cost	$403.6	$2.9034	$481.6	$3.2083
Gross Profit	$44.9	$0.3232	$46.1	$0.3073

Total Product	Amount (in millions)		Amount (in millions)
Sales	$1,650.7		$1,698.3
Cost	$1,204.2		$1,239.6
Gross Profit	$446.5		$458.7

For fiscal 2023, total product gross profit was $446.5 million, which was $12.2 million, or 2.6%, lower than fiscal 2022, as a decrease in home heating oil and propane volume sold ($51.4 million) and a decrease in gross profit from other petroleum products ($1.2 million) was partially offset by the impact of an increase in home heating oil and propane margins ($40.4 million).

Cost of Installations and Services

Total installation costs for fiscal 2023 decreased by $3.6 million or 3.6%, to $95.2 million, compared to $98.8 million of installation costs for fiscal 2022, primarily due to lower installation revenues. Installation costs as a percentage of installation sales were 83.0% for fiscal 2023 and 81.6% for fiscal 2022. Gross profit from installations decreased by $2.7 million due in part to reduced installation sales primarily as a result of the warmer temperatures.

Service expense decreased by $1.2 million, or 0.7%, to $182.7 million for fiscal 2023, representing 97.5% of service sales, versus $183.9 million, or 98.2% of service sales, for fiscal 2022. A large proportion of our service expenses are incurred under fixed-fee prepaid service contract arrangements, therefore trends in service expenses may not directly correlate to trends in the related revenues. Gross profit from service increased $1.3 million.

We realized a combined gross profit from services and installations of $24.2 million for fiscal 2023 compared to a combined gross profit of $25.6 million for fiscal 2022, a $1.4 million decrease in profitability.

(Increase) Decrease in the Fair Value of Derivative Instruments

During fiscal 2023, the change in the fair value of derivative instruments resulted in a $2.0 million charge as an increase in the market value for unexpired hedges (a $3.9 million credit) was more than offset by a $5.9 million charge due to the expiration of certain hedged positions.

During fiscal 2022, the change in the fair value of derivative instruments resulted in a $17.3 million charge as an increase in the market value for unexpired hedges (a $4.9 million credit) was more than offset by a $22.2 million charge due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For fiscal 2023, delivery and branch expenses increased $0.1 million to $353.6 million, compared to $353.5 million for fiscal 2022, due to a $9.3 million, or 2.7%, increase in expense within the base business and additional costs from acquisitions of $2.2 million, that was partially offset by an $11.4 million higher benefit recorded from the Company’s weather hedge. The increase in base business expenses was driven by a $4.5 million increase in bad debts and credit card fees, a $2.6 million increase in insurance claims expense, a $2.0 million increase in vehicle fuel expenses due to higher diesel and gasoline costs, and $0.2 million of other net expense increases. Temperatures for the fiscal 2023 were 7.7% warmer fiscal 2022 and 16.3% warmer than normal, as reported by NOAA. For fiscal 2023 we recorded a benefit of $12.5 million under our weather hedge program that decreased delivery and branch expenses, versus a benefit of $1.1 million for fiscal 2022.

Depreciation and Amortization Expenses

For fiscal 2023, depreciation and amortization expense decreased $0.2 million, or 0.8%, to $32.4 million, compared to $32.6 million for fiscal 2022, primarily due to lower amortization expense related to intangible assets that fully amortized in the prior fiscal year.

General and Administrative Expenses

For fiscal 2023, general and administrative expenses increased $0.9 million, or 3.6%, to $25.8 million, compared to $24.9 million for fiscal 2022, due to a $1.6 million increase in the Company's frozen pension expense and $0.6 million of increases in salaries and benefits expenses that were partially offset by a $0.8 million decrease in profit sharing expense and $0.5 million of other net expense decreases. The Company accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees. This amount is payable when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool adjusts accordingly based on Adjusted EBITDA levels achieved.

Finance Charge Income

For fiscal 2023, finance charge income increased by $1.0 million, or 22.4%, to $5.5 million compared to $4.5 million for fiscal 2022, primarily due to higher customer late payment charges.

Interest Expense, Net

For fiscal 2023, net interest expense increased by $5.0 million, or 48.3%, to $15.5 million compared to $10.5 million for fiscal 2022. The year-over-year change was driven by an increase in the weighted average interest rate from 3.7% for fiscal 2022 to 6.5% for 2023. To hedge against rising interest rates, the Company utilizes interest rate swaps. At September 30, 2023, approximately 37% of borrowings under Star's variable-rate long term debt were not subject to interest rate increases.

Amortization of Debt Issuance Costs

For fiscal 2023, amortization of debt issuance costs increased to $1.1 million from $1.0 million for fiscal 2022.

Income Tax Expense

For fiscal 2023, the Company’s income tax expense increased by $0.3 million to $14.0 million, from $13.7 million for fiscal 2022. The increase was driven primarily by permanent tax differences and other items which increased the effective income tax rate from 28.0% for fiscal 2022 to 30.4% for fiscal 2023 that was partially offset by a $3.1 million decline in income before income taxes.

Net Income

For fiscal 2023, net income decreased $3.4 million, or 9.5%, to $31.9 million, primarily due a $13.5 million decrease in Adjusted EBITDA and a $5.0 million increase in interest expense, that was partially offset by a $15.3 million favorable change in the fair value of derivative instruments.

Adjusted EBITDA

For fiscal 2023, Adjusted EBITDA decreased by $13.5 million, or 12.2%, to $96.9 million compared to fiscal 2022, as a decrease in home heating oil and propane volume of 36.9 million gallons more than offset an increase in per gallon margins and an $11.4 million higher benefit recorded from the Company’s weather hedge. Temperatures for the fiscal 2023 were the third warmest in the last 123 years in the New York City metropolitan area. Temperatures were 7.7% warmer than fiscal 2022 and 16.3% warmer than normal, as reported by NOAA. For fiscal 2023, the Company recorded a benefit of $12.5 million under its weather hedge program that decreased delivery and branch expenses, versus a benefit of $1.1 million for fiscal 2022.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provide additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Twelve Months Ended September 30,
(in thousands)	2023	2022
Net income	$31,945	$35,288
Plus:
Income tax expense	13,984	13,738
Amortization of debt issuance cost	1,084	955
Interest expense, net	15,532	10,472
Depreciation and amortization	32,350	32,598
EBITDA (a)	94,895	93,051
(Increase) / decrease in the fair value of derivative instruments	1,977	17,286
Adjusted EBITDA (a)	96,872	110,337

Add / (subtract)
Income tax expense	(13,984)	(13,738)
Interest expense, net	(15,532)	(10,472)
Provision for losses on accounts receivable	9,761	5,411
Decrease (increase) in receivables	15,566	(43,463)
Decrease (increase) in inventories	26,994	(21,105)
Increase in customer credit balances	17,585	5,804
Change in deferred taxes	(501)	(3,181)
Change in other operating assets and liabilities	(13,103)	4,314
Net cash provided by operating activities	$123,658	$33,907
Net cash used in investing activities	$(28,197)	$(32,626)
Net cash (used in) provided by financing activities	$(64,890)	$8,572

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

Fiscal Year Ended September 30, 2022

Compared to Fiscal Year Ended September 30, 2021

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within the Form 10-K for the fiscal year ended September 30, 2022 for the fiscal 2022 to fiscal 2021 comparative discussion.

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

During fiscal 2023, cash provided by operating activities increased $89.8 million to $123.7 million, compared to $33.9 million provided by operating activities during fiscal 2022. The increase was driven by an increase in collection of trade receivables on a comparable basis (including accounts receivable and customer credit balance accounts) of $70.8 million and a $48.1 million decrease in cash required to purchase liquid product inventory on-hand at fiscal year end primarily driven by a reduction in cost of recent inventory purchases compared to the prior year. Further contributing to the increase was a $14.0 million decrease in net cash paid for certain hedge positions and $2.5 million increase in collection of derivative settlement receivables on a comparative basis. The increase was partially offset by a $25.9 million unfavorable change in accounts payable due to the pricing and timing of inventory purchases, an $11.7 million decrease in cash flows from operations, $5.2 million more in payroll taxes paid in the first fiscal quarter of 2023 versus the first fiscal quarter of 2022 as the result of deferring payment of certain payroll tax withholdings in first quarter of fiscal 2021 to the first fiscal quarter of fiscal 2023, and $2.8 million of other net changes in working capital.

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

Investing Activities

Our capital expenditures for fiscal 2023 totaled $9.0 million, as we invested in our fleet and other equipment ($5.5 million), refurbished certain physical plants ($1.4 million), expanded our propane operations ($1.0 million) and invested in computer hardware and software ($1.1 million).

During fiscal 2023, we deposited $1.6 million, and invested another $0.9 million, into an irrevocable trust to secure certain liabilities for our captive insurance company. The cash deposited into the trust is shown on our balance sheet as captive insurance collateral and, correspondingly, reduced cash on our balance sheet. We believe that investments into the irrevocable trust will lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

During fiscal 2023, the Company acquired one propane and two heating oil businesses for approximately $19.8 million (using $19.8 million in cash). The gross purchase price was allocated $10.4 million to intangible assets, $8.0 million to goodwill, $2.3 million to fixed assets, and reduced by $0.9 million in negative working capital.

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

During fiscal 2022, the Company acquired five heating oil businesses for approximately $15.6 million (using $13.1 million in cash and assuming $2.5 million of liabilities). The gross purchase price was allocated $7.3 million to intangible assets, $3.1 million to goodwill, $5.6 million to fixed assets, and reduced by $0.4 million in negative working capital.

Financing Activities

During fiscal 2023, we repaid $16.5 million of our term loan, borrowed $125.6 million under our revolving credit facility and subsequently repaid $145.6 million. We also repurchased 0.5 million Common Units for $4.5 million in connection with our unit repurchase plan, and paid distributions of $22.5 million to our Common Unit holders and $1.2 million to our General Partner unit holders (including $1.16 million of incentive distributions as provided in our Partnership Agreement).

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

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, geopolitical and business conditions, weather, the ability to collect current and future accounts receivable, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation, inflation and other factors.

Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of September 30, 2023 ($45.2 million) or a combination thereof. We believe that these cash sources will also be sufficient to satisfy our capital requirements in the longer-term. However, if they are not sufficient, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and from subsequent seasonal reductions in inventory and accounts receivable. As of September 30, 2023, we had accounts receivable of $114.1 million of which $69.4 million is due from residential customers and $44.7 million is due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If these balances do not meet the eligibility tests as found in our sixth amended and restated credit agreement, our ability to borrow will be reduced and our anticipated cash flow from operating activities will also be reduced. As of September 30, 2023, we had $0.2 million borrowings under our revolving credit facility, $148.5 million outstanding under our term loan, $3.2 million in letters of credit outstanding and $0.1 million hedge positions were secured under the credit agreement.

Under the terms of the sixth amended and restated credit agreement, we are required to maintain at all times a fixed charge coverage ratio of not less than 1.0 through February 27, 2024 and 1.15 thereafter if Availability (borrowing base less amounts borrowed and letters of credit issued) is less than 12.5% of the maximum facility size. We are also required to maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 5.5 as of December 31st or March 31st. As of September 30, 2023, Availability, as defined in the sixth amended and restated revolving credit facility agreement, was $202.1 million and we were in compliance with the financial covenants.

Maintenance capital expenditures for fiscal 2024 are estimated to be approximately $11.5 million, excluding the capital requirements for leased fleet which we currently estimate to be $11.7 million. In addition, we plan to invest approximately $2.2 million in our propane operations. Distributions for fiscal 2024, at the current quarterly level of $0.1625 per unit, would result in aggregate payments of approximately $23.1 million to Common Unit holders, $1.3 million to our General Partner (including $1.2 million of incentive distribution as provided for in our Partnership Agreement) and $1.2 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. Under the terms of our sixth amended and restated revolving credit facility agreement, our term loan is repayable in quarterly payments of $4.1 million. We are also required to make an additional term loan repayments due to Excess Cash Flow of approximately $4.0 million in fiscal 2024 (see Note 13 - Long-Term Debt and Bank Facility Borrowings). We deposited $1.6 million in September 2023 for fiscal 2024 into our captive insurance company. Further, subject to any additional liquidity issues or concerns resulting from wholesale price volatility, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no special purpose entities or off balance sheet debt.

Long-term contractual obligations, except for our long-term debt and New England Teamsters and Trucking Industry Pension Fund withdrawal obligations and operating leases liabilities, are not recorded in our consolidated balance sheet. Non-cancelable purchase obligations are obligations we incur during the normal course of business, based on projected needs. The Company had no capital lease obligations as of September 30, 2023.

The table below summarizes the payment schedule of our contractual obligations at September 30, 2023 (in thousands):

	Payments Due by Fiscal Year
	Total	2024	2025 and 2026	2027 and 2028	Thereafter
Debt obligations (a)	$148,740	$20,740	$33,000	$95,000	$—
Operating lease obligations (b)	113,170	23,271	42,040	27,051	20,808
Purchase obligations and other (c)	61,463	13,839	13,040	5,581	29,003
Interest obligations (d)	31,133	16,078	11,850	3,205	—
	$354,506	$73,928	$99,930	$130,837	$49,811

(a)
Reflects payments due of debt existing as of September 30, 2023, considering the terms of our sixth amended and restated credit agreement. (See Note 13 - Long-Term Debt and Bank Facility Borrowings)
(b)
Represents various operating leases for office space, trucks, vans and other equipment with third parties. Maturities of operating leases are presented undiscounted. (See Note 16 - Leases)
(c)
Represents non-cancelable commitments as of September 30, 2023 for operations such as customer related invoice and statement processing, voice and data phone/computer services, real estate taxes on leased property and our undiscounted future payment obligations to the New England Teamsters and Trucking Industry Pension Fund.
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

Critical Accounting Estimates

Self-Insurance Liabilities

We currently self-insure a portion of workers’ compensation, auto, general liability and medical claims. We establish and periodically evaluate self-insurance liabilities based upon expectations as to what our ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience, including frequency, severity, demographic factors and other actuarial assumptions, supplemented with the support of a qualified third-party actuary. As of September 30, 2023, we had approximately $77.5 million of self-insurance liabilities. The ultimate resolution of these claims could differ materially from the assumptions used to calculate the self-insurance liabilities, which could have a material adverse effect on results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At September 30, 2023, we had outstanding borrowings totaling $148.7 million, of which $93.2 million are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $0.6 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at September 30, 2023, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $17.3 million to a fair market value of $27.9 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $14.1 million to a fair market value of $(3.5) million.

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

Our general partner’s chief executive officer and our chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2023. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of September 30, 2023.

The effectiveness of our internal control over financial reporting as of September 30, 2023 has been audited by our independent registered public accounting firm, as stated in their report which is included at Item 8 – Financial Statements and Supplementary Data.

(c) Change in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Other.

Our general partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of our general partner have concluded, as of September 30, 2023, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

ITEM 9B. OTHER INFORMATION

(a) N/A

(b) Trading Plans. During the quarter ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Partnership Management

Our general partner is Kestrel Heat. The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel, which is a private investment partnership owned by Yorktown Energy Partners XII, L.P., Paul A. Vermylen Jr. and other investors.

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

As of November 30, 2023, Kestrel Heat owned 325,729 general partner units. In November 2021, Kestrel Heat made an in-kind distribution of 500,000 common units, representing approximately 1% of the issued and outstanding common units, to Kestrel, which, in turn, made an in-kind distribution of such units, pro rata, to its members.

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

Directors and Executive Officers of the General Partner

Directors are appointed for an indefinite term, subject to the discretion of Kestrel. The following table shows certain information for directors and executive officers of the general partner as of November 30, 2023:

Name	Age	Position
Paul A. Vermylen, Jr.	76	Chairman, Director
Jeffrey M. Woosnam	55	President, Chief Executive Officer and Director
Richard F. Ambury	66	Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Jeffrey S. Hammond	61	Chief Operating Officer
Joseph R. McDonald	54	Chief Customer Officer
Henry D. Babcock(1)	83	Director
C. Scott Baxter(1)	62	Director
David M. Bauer(1)	54	Director
Daniel P. Donovan	77	Director
Bryan H. Lawrence	81	Director
William P. Nicoletti (1)	78	Director

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

Henry D. Babcock. Mr. Babcock has been a director of Kestrel Heat since April 28, 2006. He retired at the end of 2019 as director and the former President of The Caumsett Foundation, Inc., a non-profit that supports Caumsett Historic State Park Preserve. Mr. Babcock worked with Train, Babcock Advisors LLC, a private registered investment advisor, from 1976, becoming a Member in 1980 until 2010 when he retired but continued to serve as a Consultant until 2021. Prior to 1976, he ran an affiliated venture capital company active in the U.S. and abroad. Mr. Babcock received a BA from Yale University and an MBA from Columbia. He served in the U.S. Army for three years.

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

Mr. Bauer’s current and prior experience as Chief Investment Officer of Lubar & Co. and his significant experience in private equity, venture capital, finance and accounting, among other factors, led the Board to conclude that he should serve as a director of Kestrel Heat.

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

Mr. Lawrence’s significant financial and investment experience, and experience as a founder of Yorktown Partners LLC, among other factors, led the Board to conclude that he should serve as a director of Kestrel Heat.

William P. Nicoletti. Mr. Nicoletti has been a director of Kestrel Heat since April 28, 2006. Mr. Nicoletti was the non-executive chairman of the board of Star Gas from March 2005 until April 28, 2006. Mr. Nicoletti was a director of Star Gas from March 1999 until April 28, 2006 and was a director of Star Gas Corporation from November 1995 until March 1999. From February 1, 2009, until he retired on February 15, 2023, he was a Managing Director of Parkman Whaling LLC, a Houston, Texas based energy investment banking firm. Mr. Nicoletti was formerly a senior officer and head of Energy Investment Banking for investment banks in New York City. Mr. Nicoletti is a graduate of Seton Hall University and received an M.B.A. from Columbia University.

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

Meetings of Directors

During fiscal 2023, the Board of Directors of Kestrel Heat met six times. All directors attended each meeting.

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

During fiscal 2023, the Audit Committee of Kestrel Heat, LLC met six times. All committee members attended each meeting.

Reimbursement of Expenses of the General Partner

The general partner does not receive any management fee or other compensation for its management of the Company. The general partner is reimbursed for all expenses incurred on behalf of the Company, including the cost of compensation that are properly allocable to the Company. The Partnership Agreement provides that the general partner shall determine the expenses that are allocable to the Company in any reasonable manner determined by the general partner in its sole discretion. In addition, the general partner and its affiliates may provide services to the Company for which a reasonable fee would be charged as determined by the general partner. There were no reimbursements of the General Partner in fiscal year 2023.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on copies of reports furnished to us, we believe that during fiscal year 2023, all reporting persons complied with the Section 16(a) filing requirements applicable to them.

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

Throughout this Report, each person who served as chief executive officer (“CEO”) during fiscal 2023, each person who served as chief financial officer (“CFO”) during fiscal 2023 and the two other most highly compensated executive officers serving at September 30, 2023 (there being no other executive officers) are referred to as the “named executive officers” and are included in the Executive Compensation Table.

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

Compensation Methodology

The elements of our compensation program for named executive officers are intended to provide a total incentive package designed to drive performance and reward contributions in support of business strategies at the Company. Subject to the terms of employment agreements that have been entered into with the named executive officers, all compensation determinations are discretionary and subject to the decision-making authority of the Board of Directors. We do not use benchmarking as a fixed criterion to determine compensation. Rather, after subjectively setting compensation based on the policies discussed above under “Compensation Philosophy and Policies”, we reviewed the compensation paid to officers holding similar positions at our peer group companies and certain information for privately held companies to obtain a general understanding of the reasonableness of base salaries and other compensation payable to our named executive officers. Our peer group of public companies was comprised of the following companies: Atmos Energy Corporation, Crestwood Equity Partners L.P., Ferrellgas Partners, L.P., Global Partners, L.P., New Jersey Resources Corporation, NuStar Energy L.P., Suburban Propane Partners, L.P. and Sunoco L.P. We chose these companies because they are engaged in the distribution of energy products like us.

Elements of Executive Compensation

For the fiscal year ended September 30, 2023, the principal components of compensation for the named executive officers were:

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

The majority of the Company’s compensation allocation is weighted towards base salary and annual discretionary profit sharing allocation. In addition, during fiscal 2023, an aggregate of $490,485 was paid to the named executive officers under the terms of the management incentive compensation plan and represented a small portion of the executive compensation that was paid to these officers. If we are successful in increasing the overall level of distributions payable to unitholders, the amounts payable to the named executive officers under the management incentive compensation plan should increase.

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

There are no set formulas for determining the amount payable to our named executive officers from the profit sharing plan. Factors considered by our CEO and the Board in determining the level of profit sharing allocations generally include, without assigning a particular weight to any factor:

•
whether or not we achieved certain budgeted goals for the year and any material shortfalls or superior performances relative to expectations. Under the plan, no profit sharing was payable with respect to fiscal 2023 unless we achieved actual adjusted EBITDA for fiscal 2023 of at least 70% of the amount of budgeted adjusted EBITDA for fiscal 2023;
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

The Board of Directors retains the ultimate discretion to determine whether the named executive officers will receive annual profit sharing allocations based upon the factors discussed above. The Company is entitled to recover or “clawback” profit sharing allocations paid to our named executive officers in the event of any accounting restatement arising from a material non-compliance with the financial reporting requirements under the Securities Act of 1934, as amended, in accordance with the Company’s Incentive Compensation Recovery Policy dated as of October 19, 2023 (the “Clawback Policy”). At no time during or after the Company’s fiscal year ended September 30, 2023 was the Company required to prepare any accounting restatement that would have entitled the Company to recovery of profit sharing allocations under the Company’s Clawback Policy. The Company’s Clawback Policy is filed as an Exhibit to this Report.

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

The pro rata share payable to each participant under the Plan is based on the number of participation points as described under “Fiscal 2023 Compensation Decisions—Management Incentive Compensation Plan.” The amount paid in Incentive Distributions is governed by the Partnership Agreement and Available Cash (as defined in our Partnership Agreement) is distributed to the holders of our common units and general partner units in the following manner:

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

We distributed $1,160,288 in Incentive Distributions under the Plan during fiscal 2023, including payments to the named executive officers of approximately $490,485. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its general partner units within the next 12 months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

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

Fiscal 2023 Compensation Decisions

For fiscal 2023, the foregoing elements of compensation were applied as follows:

Base Salary

The following table sets forth each named executive officer’s base salary as of October 1, 2023 and the percentage increase in base salary over October 1, 2022. The current base salaries for our named executive officers were determined based upon the factors discussed under the caption “Base Salary.” The average percentage increase in base salary for executives in our peer group was approximately 5.7%.

Name	Salary	Percentage Change From Prior Year
Jeffrey M. Woosnam	$475,000	3.9%
Richard F. Ambury	$472,055	3.5%
Jeffrey S. Hammond	$354,865	4.0%
Joseph R. McDonald	$354,865	4.0%

Annual Discretionary Profit Sharing Allocation

Based on the annual performance reviews for our CEO and named executive officers, the Board approved annual profit sharing allocations as reflected in the “Summary Compensation Table” and notes thereto. For fiscal 2023, the profit sharing amounts reflected in the Summary Compensation Table are 12% lower than fiscal 2022 for Messrs. Woosnam, Ambury, Hammond and McDonald.

One of our primary performance measures is Adjusted EBITDA, as defined under the Profit Sharing Plan. For fiscal 2023, Adjusted EBITDA (as calculated under the Profit Sharing Plan) decreased by $14.7 million, or 13.5%, to $94.6 million compared to fiscal 2022. For our peers that are on a fiscal year similar to Star Group, the average percentage increase in Adjusted EBITDA was 5.6%, and the average total compensation decreased by 6%.

Another performance measure is acquisitions. During fiscal 2023, the Company acquired two heating oil businesses and one propane business that generate approximately 2.9 million gallons of home heating oil and propane annually. Messrs. Woosnam, Ambury, Hammond and McDonald were instrumental in the successful integration of these transactions.

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

In fiscal 2023, $490,485 was paid to the named executive officers under the Plan as indicated in the following chart:

Name	Points	Percentage	Management Incentive Payments
Jeffrey M. Woosnam	60	5.5%	63,288
Richard F. Ambury	235	21.4%	247,880
Jeffrey S. Hammond	50	4.5%	52,740
Joseph R. McDonald	120	10.9%	126,577
Other Plan Participants (a)	635	57.7%	669,803
Total	1,100	100%	$1,160,288
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

Change in Control Agreements

Change in control arrangements are included in the employment agreement for Mr. Woosnam, Chief Executive Officer and we have entered into a Change in Control Agreement with Mr. Ambury, Chief Financial Officer. Under the terms of each agreement, if either of these executive officers is terminated within 180 days following a change in control (as defined in the agreement), he will be entitled to a payment equal to two times his base annual salary in the year of such termination plus two times the average amount paid as a bonus and/or as profit sharing during the three years preceding the year of such termination. The term change in control means the present equity owners of Kestrel Heat and their affiliates collectively cease to beneficially own equity interests having the voting power to elect at least a majority of the members of the Board of Directors or other governing board of the general partner or any successor entity. If a change in control were to have occurred and their employment was terminated as of the date of this Report, Mr. Woosnam would have received a payment of $2,253,700 and Mr. Ambury would have received a payment of $1,978,380.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information about the ratio of the annual total compensation, calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K of our CEO, Jeffrey M. Woosnam and the annual total compensation of our median employee. For fiscal 2023, our last completed fiscal year, our CEO’s total compensation was $1,142,505, versus our median employee compensation of $73,620. This reflects a CEO pay ratio of 16:1. We identified our median compensation employee by examining total compensation paid for fiscal year 2023 to all individuals, excluding Mr. Woosnam, who were employed by us on September 30, 2023, the last day of our fiscal year based on payroll records. No assumptions, adjustments or estimates were made in respect of total compensation, except that we annualized the compensation of any employee that was not employed with us for all of fiscal year 2023, excluding seasonal and temporary employees.

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

The Board of Directors reviewed and discussed with the Company’s management the Compensation Discussion and Analysis contained in this annual report on Form 10-K. Based on that review and discussion, the Board of Directors recommends that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year ended September 30, 2023.

Paul A. Vermylen, Jr.

Jeffrey M. Woosnam

Henry D. Babcock

David M. Bauer

C. Scott Baxter

Daniel P. Donovan

Bryan H. Lawrence

William P. Nicoletti

Executive Compensation Table

The following table sets forth the annual salary compensation, bonus and all other compensation awards earned and accrued by the named executive officers in the fiscal year.

	Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Bonus	Unit Awards	Option Awards	Non- Equity Incentive Plan Comp.(1)	Change in Pension Value and Nonqualified Deferred Comp. Earnings (2)	All Other Comp.(6)	Total
Jeffrey M. Woosnam	2023	$466,000	—	—	—	$564,300	$—	$112,205	$1,142,505
President and Chief	2022	$448,500	—	—	—	$641,250	$—	$103,353	$1,193,103
Executive Officer (3)	2021	$432,501	—	—	—	$750,000	$—	$97,639	$1,280,140
Richard F. Ambury	2023	$464,073	—	—	—	$447,680	$—	$360,539	$1,272,292
Chief Financial Officer,	2022	$450,530	—	—	—	$508,725	$—	$271,226	$1,230,481
Treasurer and Executive	2021	$439,542	—	—	—	$595,000	$2,073	$246,158	$1,282,773
Vice President
Jeffrey S. Hammond	2023	$348,040	—	—	—	$418,330	$—	$101,107	$867,477
Chief Operating	2022	$335,445	—	—	—	$475,380	$—	$93,524	$904,349
Officer (4)	2021	$324,103	—	—	—	$556,000	$—	$89,618	$969,721
Joseph R. McDonald	2023	$348,040	—	—	—	$418,330	$—	$175,665	$942,035
Chief Customer	2022	$335,445	—	—	—	$475,380	$—	$159,499	$970,324
Officer (5)	2021	$324,103	—	—	—	$556,000	$—	$146,555	$1,026,658

(1)
Payable pursuant to the Company’s profit sharing pool, which is described under “Compensation Discussion and Analysis – Profit Sharing Allocation.”
(2)
We have two frozen defined benefit pension plans that we sometimes refer to in this Report as the Petro defined benefit pension plan and the Meenan defined benefit pension plan, where participants are not accruing additional benefits. Mr. Ambury also participated in a tax-qualified supplemental employee retirement plan (the "SERP") which, prior to being frozen in 1997, represented contributions to an employee plan to compensate for a reduction in certain benefits prior to 1997. In June 2023, Mr. Ambury received a $64,059 lump sum distribution under the SERP in connection with this withdrawal from the SERP. Mr. Ambury is not entitled to receive any further benefits under the SERP. Included in Mr. Ambury’s amounts for the Change in Pension Value and Nonqualified Deferred Comp. Earnings are $0, $0 and $333 for fiscal years 2023, 2022, and 2021 respectively, for the actuarial changes in the value of his frozen supplemental employee retirement plan. The change in all the named executive’s pension values (including the supplemental employee retirement plan) are non-cash, and reflect normal adjustments resulting from changes in discount rates and government mandated mortality tables.
(3)
Mr. Woosnam was appointed President and Chief Executive Officer on March 18, 2019.
(4)
Mr. Hammond was appointed Chief Operating Officer on March 18, 2019.
(5)
Mr. McDonald was appointed Chief Customer Officer on March 18, 2019.
(6)
All other compensation is subdivided as follows:

Name	Management Incentive Compensation Plan	Company Match and Core Contribution to 401(K) Plan	Car Allowance or Monetary Value for Personal Use of Company Owned Vehicle	Withdrawal Payment under the Company's tax-qualified SERP	Total
Jeffrey M. Woosnam	$63,288	$19,130	$29,787	$—	$112,205
Richard F. Ambury	$247,880	$19,800	$28,800	$64,059	$360,539
Jeffrey S. Hammond	$52,740	$18,830	$29,537	$—	$101,107
Joseph R. McDonald	$126,577	$18,757	$30,331	$—	$175,665

	Grants of Plan-Based Awards
		Estimated Future Payouts Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan			All Other Stocks Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date (1)	Threshold ($)	Target ($) (2)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Option Awards
Jeffrey M.
Woosnam	7/21/09	—	$564,300	—	—	—	—	—	—	—	—
Richard F.
Ambury	7/21/09	—	$447,680	—	—	—	—	—	—	—	—
Jeffrey S.
Hammond	7/21/09	—	$418,330	—	—	—	—	—	—	—	—
Joseph R.
McDonald	7/21/09	—	$418,330	—	—	—	—	—	—	—	—

(1)
On July 21, 2009, the Board of Directors authorized the continuance of the annual profit sharing plan, subject to its power to terminate the plan at any time. Profit sharing allocations are described under “Compensation Philosophy and Policies—Profit Sharing Allocations.”
(2)
The annual profit sharing plan does not provide for thresholds or maximums; the amounts listed represent the actual awards to the named executive officers for fiscal 2023.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercises and Stock Vested

None.

Pension Plans Pursuant to Which Named Executive Officers Have an Accumulated Benefit But Are Not Currently Accruing Benefits

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Richard F. Ambury (1)	Retirement Plan	13	$241,026	$—
	Supplemental Employee Retirement Plan (2)	—	$—	$64,059
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
(2)
In fiscal 2023, Mr. Ambury received a lump-sum distribution in connection with his withdrawal from the SERP. Mr. Ambury is not entitled to any further benefits under the SERP.

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

Name	Potential Payments Upon Termination	Potential Payments Following a Change of Control
Jeffrey M. Woosnam	$475,000	$2,253,700
Richard F. Ambury	$472,055	$1,978,380

Compensation of Directors

	Director Compensation Table - Fiscal Year 2023
Name	Fees Earned or Paid in Cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
Paul A. Vermylen, Jr. (1)	$129,000	—	—	—	$5,819	$69,527	$204,346
Daniel P. Donovan (4)	$72,242	—	—	—	$—	$379,553	$451,795
Henry D. Babcock (5)	$93,900	—	—	—	$—	$—	$93,900
David M. Bauer (5)	$93,900	—	—	—	$—	$—	$93,900
C. Scott Baxter (5)	$93,900	—	—	—	$—	$—	$93,900
Bryan H. Lawrence (6)	$—	—	—	—	$—	$—	$—
William P. Nicoletti (7)	$106,558	—	—	—	$—	$—	$106,558

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
(4)
The amount included for Mr. Donovan in all other compensation represents $316,442 for amounts paid to him under the management incentive compensation plan, and $63,111 for pension payments.
(5)
Mr. Babcock, Mr. Bauer and Mr. Baxter are Audit Committee members.
(6)
Mr. Lawrence has chosen not to receive any fees as a director of the general partner of Star.
(7)
Mr. Nicoletti is Chairman of the Audit Committee.

Each non-management director receives an annual fee of $64,700 plus $1,500 for each regular and telephonic meeting attended. The Chairman of the Audit Committee receives an annual fee of $25,900 while other Audit Committee members receive an annual fee of $12,950. Each member of the Audit Committee receives $1,500 for every regular and telephonic meeting attended. The non-executive Chairman of the Board receives an annual fee of $120,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership as of November 30, 2023 of common units and general partner units by:

(1)
Kestrel and certain beneficial owners;
(2)
each of the named executive officers and directors of Kestrel Heat;
(3)
all directors and executive officers of Kestrel Heat as a group; and
(4)
each person the Company knows to hold 5% or more of the Company’s units.

Except as indicated, the address of each person is c/o Star Group, L.P. at 9 West Broad, Street, Suite 310, Stamford, Connecticut 06902.

	Common Units		General Partner Units
Name	Number	Percentage	Number	Percentage
Kestrel (a)	—	*	325,729	100.00%
Paul A. Vermylen, Jr. (b)	1,345,960	3.78%
Henry D. Babcock (c)	104,121	*
William P. Nicoletti	35,506	*
Bryan H. Lawrence	1,263,863	3.55%
C. Scott Baxter	—	*
David M. Bauer (d)	1,254,662	3.53%
Daniel P. Donovan	25,000	*
Richard F. Ambury (e)	43,390	*
Jeffrey M. Woosnam	15,000	*
Joseph R. McDonald	6,500	*
Jeffrey S. Hammond	5,000	*
All officers and directors and Kestrel Heat, LLC as a group (12 persons)	4,099,002	11.52%	325,729	100.00%
Bandera Partners, LLC, et al. (f)	3,656,670	10.27%
Hartree Partners, LP (g)	3,123,253	8.78%
Stephen M. Lessing (h)	2,010,000	5.65%

(a)
Includes 325,729 general partner units owned by Kestrel Heat. In November 2021, Kestrel Heat made an in-kind distribution of 500,000 common units, representing approximately 1% of the issued and outstanding common units, to Kestrel, which, in turn, made an in-kind distribution of such units, pro rata, to its members.
(b)
Includes 218,515 Common Units held by The Robin C. Vermylen 2016 Irrevocable Trust, with respect to which Mr. Vermylen is a trustee of the trust and a beneficiary of the trust; and 852,614 Common Units held by The Paul A. Vermylen, Jr. 2015 Irrevocable Trust, with respect to which Mr. Vermylen’s spouse is a beneficiary of the trust and Mr. Vermylen is the settlor of the trust.
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
(f)
According to Form 4 jointly filed by Bandera Partners, LLC, Gregory Bylinsky and Jefferson Gramm with the SEC on June 15, 2023. Includes 206,483 common units directly owned by Mr. Gramm and 4,827 common units directly owned by Mr. Bylinsky. Bandera Partners, LLC is the investment manager of Bandera Master Fund L.P. which directly owns the remaining 3,445,360 common units reported on the Form 4 dated June 15, 2023.
(g)
According to a Schedule 13F filed by Hartree Partners, LP with the SEC on November 14, 2023.
(h)
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

In connection with the Company’s acquisition of assets that currently form part of the Company’s Pennsylvania operations, the Company (through one of its wholly-owned subsidiaries) entered into an agreement to lease certain real estate from the seller of such assets in September 1994. The seller of such assets and the original lessor of the real estate was an entity in which Douglas Woosnam, the father of Jeffrey Woosnam, our president and chief executive officer, held a direct, material interest. Since September 1994, the original lease agreement has been amended and extended multiple times. Further, the original lessor assigned the lease to Douglas Woosnam. The last such amendment and extension occurred in January 2019, prior to the time that Jeff Woosnam became an executive officer of the Company. Pursuant to the terms of that amendment, the lease was extended for an additional period commencing September 13, 2021 and ending September 12, 2026. The total rent for the five-year period commencing September 13, 2021 is $1,004,250, payable in 60 monthly payments of $16,737.50 each. The Company has the option to extend the lease for two additional five year periods at an increased minimum rent rate of 2% and 3%, respectively. The lease and all amendments were negotiated at arms’ length and the rent payable on a per square foot basis is comparable to the per square foot rental rates of similar commercial property in Southampton, Pennsylvania. The Company is responsible for taxes, insurance, utilities and maintenance of the premises. For the fiscal year ended September 30, 2023, we paid $200,850 in the aggregate to the lessor under the lease agreement.

Other than the lease agreement discussed above, for the years ended September 30, 2023, 2022, and 2021, Star had no related party transactions or agreements pursuant to Item 404 of Regulation S-K.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents the aggregate fees for professional audit services rendered by KPMG LLP including fees for the audit of our annual financial statements for the fiscal years 2023 and 2022, and for fees billed and accrued for other services rendered by KPMG LLP (in thousands).

	2023	2022
Audit Fees (1)	$1,938	$2,127
Tax Fees (2)	403	395
Total Fees	$2,341	$2,522

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

10.10

First Amendment to Sixth Amended and Restated Credit Agreement, dated as of September 26, 2023 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated September 26, 2023.)

14	Code of Business Conduct and Ethics (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 14, 2014.)

21*	Subsidiaries of the Registrant (Filed herewith.)

31.1*	Certification of Chief Executive Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Star Group L.P. Incentive Compensation Recovery Policy (Filed herewith.)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed Herewith

† Employee compensation plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the general partner has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 6th day of December, 2023:

STAR GROUP, L.P.

By:	KESTREL HEAT, LLC (General Partner)
By:	/s/ Jeffrey M. Woosnam
Jeffrey M. Woosnam
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Jeffrey M. Woosnam	President and Chief Executive Officer and Director Kestrel Heat, LLC	December 6, 2023
Jeffrey M. Woosnam

/s/ Richard F. Ambury	Chief Financial Officer, Executive Vice President, Treasurer and Secretary (Principal	December 6, 2023
Richard F. Ambury	Financial Officer) Kestrel Heat, LLC

/s/ Cory A. Czekanski	Vice President—Controller (Principal Accounting Officer) Kestrel Heat, LLC	December 6, 2023
Cory A. Czekanski

/s/ Paul A. Vermylen, Jr.	Non-Executive Chairman of the Board and Director Kestrel Heat, LLC	December 6, 2023
Paul A. Vermylen, Jr.

/s/ Henry D. Babcock	Director Kestrel Heat, LLC	December 6, 2023
Henry D. Babcock

/s/ C. Scott Baxter	Director Kestrel Heat, LLC	December 6, 2023
C. Scott Baxter

/s/ David M. Bauer	Director Kestrel Heat, LLC	December 6, 2023
David M. Bauer

/s/ Daniel P. Donovan	Director Kestrel Heat, LLC	December 6, 2023
Daniel P. Donovan

/s/ Bryan H. Lawrence	Director Kestrel Heat, LLC	December 6, 2023
Bryan H. Lawrence

/s/ William P. Nicoletti	Director Kestrel Heat, LLC	December 6, 2023
William P. Nicoletti

STAR GROUP, L.P. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page
Part II Financial Information:
Item 8—Financial Statements
Report of Independent Registered Public Accounting Firm (KPMG LLP, Stamford, CT, Auditor Firm ID: 185)	F-2 – F-3
Consolidated Balance Sheets as of September 30, 2023 and September 30, 2022	F-4
Consolidated Statements of Operations for the years ended September 30, 2023, September 30, 2022 and September 30, 2021	F-5
Consolidated Statements of Comprehensive Income for the years ended September 30, 2023, September 30, 2022 and September 30, 2021	F-6
Consolidated Statements of Partners’ Capital for the years ended September 30, 2023, September 30, 2022 and September 30, 2021	F-7
Consolidated Statements of Cash Flows for the years ended September 30, 2023, September 30, 2022 and September 30, 2021	F-8
Notes to Consolidated Financial Statements	F-9 – F-36
Schedules for the years ended September 30, 2023, September 30, 2022 and September 30, 2021
I. Condensed Financial Information of Registrant	F-37– F-39
II. Valuation and Qualifying Accounts	F-40

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes therein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Star Group, L.P. and Board of Directors of Kestrel Heat, LLC

Star Group, L.P.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Star Group, L.P. and subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the years in the three-year period ended September 30, 2023, and the related notes and financial statement schedules I and II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of self-insurance liabilities

As discussed in note 2 to the consolidated financial statements, the Company self-insures for a number of risks, including a portion of workers’ compensation, auto, general liability and medical liability. Self-insurance liabilities are established and periodically evaluated, based upon expectations as to what the ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience, including frequency, severity, demographic factors and other actuarial assumptions, with support from a qualified third-party actuary. The balance of the self-insurance liabilities, as of September 30, 2023 amounted to $77.5 million as shown in note 12 to the consolidated financial statements. We identified the evaluation of the self-insurance liabilities for worker’s compensation, auto, and general liability claims as a critical audit matter. Specialized skill and knowledge were necessary to evaluate the actuarial models and key assumptions used to determine the liabilities. Additionally, the evaluation of key assumptions used to estimate the liabilities required complex auditor judgment due to the degree of measurement uncertainty. The key assumptions used include paid and incurred loss development factors, expected loss rates and the selection of the estimated ultimate losses among the estimates derived from the actuarial models. The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s self-insurance process, including controls related to review of the actuarial models and the development and selection of the key assumptions used in the actuarial calculations. We involved our actuarial professionals with specialized knowledge who assisted in:

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

Stamford, Connecticut
December 6, 2023

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$45,191	$14,620
Receivables, net of allowance of $8,375 and $7,755, respectively	114,079	138,252
Inventories	56,463	83,557
Fair asset value of derivative instruments	10,660	16,823
Prepaid expenses and other current assets	28,308	32,016
Assets held for sale	—	2,995
Total current assets	254,701	288,263
Property and equipment, net	105,404	107,744
Operating lease right-of-use assets	90,643	93,435
Goodwill	262,103	254,110
Intangibles, net	76,306	84,510
Restricted cash	250	250
Captive insurance collateral	70,717	66,662
Deferred charges and other assets, net	15,354	17,501
Total assets	$875,478	$912,475
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$35,609	$49,061
Revolving credit facility borrowings	240	20,276
Fair liability value of derivative instruments	118	183
Current maturities of long-term debt	20,500	12,375
Current portion of operating lease liabilities	18,085	17,211
Accrued expenses and other current liabilities	115,606	125,561
Unearned service contract revenue	63,215	62,858
Customer credit balances	111,508	93,555
Total current liabilities	364,881	381,080
Long-term debt	127,327	151,709
Long-term operating lease liabilities	77,600	81,385
Deferred tax liabilities, net	25,771	25,620
Other long-term liabilities	16,175	14,766
Partners’ capital
Common unitholders	281,862	277,177
General partner	(4,615)	(3,656)
Accumulated other comprehensive loss, net of taxes	(13,523)	(15,606)
Total partners’ capital	263,724	257,915
Total liabilities and partners’ capital	$875,478	$912,475

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
(in thousands, except per unit data)	2023	2022	2021
Sales:
Product	$1,650,741	$1,698,281	$1,204,319
Installations and services	302,121	308,277	292,767
Total sales	1,952,862	2,006,558	1,497,086
Cost and expenses:
Cost of product	1,204,184	1,239,605	754,622
Cost of installations and services	277,927	282,723	264,810
(Increase) decrease in the fair value of derivative instruments	1,977	17,286	(36,138)
Delivery and branch expenses	353,614	353,517	327,910
Depreciation and amortization expenses	32,350	32,598	33,485
General and administrative expenses	25,780	24,882	25,096
Finance charge income	(5,515)	(4,506)	(2,899)
Operating income	62,545	60,453	130,200
Interest expense, net	(15,532)	(10,472)	(7,816)
Amortization of debt issuance costs	(1,084)	(955)	(972)
Income before income taxes	45,929	49,026	121,412
Income tax expense	13,984	13,738	33,675
Net income	$31,945	$35,288	$87,737
General Partner’s interest in net income	288	281	689
Limited Partners’ interest in net income	$31,657	$35,007	$87,048

Basic and diluted income per Limited Partner Unit (1):	$0.81	$0.85	$1.82
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	35,694	37,384	40,553

(1)
See Note 19 - Earnings Per Limited Partner Units.

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
(in thousands)	2023	2022	2021
Net income	$31,945	$35,288	$87,737
Other comprehensive income (loss):
Unrealized gain (loss) on pension plan obligation	1,463	(436)	735
Tax effect of unrealized gain (loss) on pension plan obligation	(405)	129	(217)
Unrealized gain (loss) on captive insurance collateral	1,671	(4,952)	(963)
Tax effect of unrealized gain (loss) on captive insurance collateral	(352)	1,043	203
Unrealized gain (loss) on interest rate hedge	(399)	3,607	1,575
Tax effect of unrealized gain (loss) on interest rate hedge	105	(959)	(414)
Total other comprehensive income (loss)	2,083	(1,568)	919
Total comprehensive income	$34,028	$33,720	$88,656

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

Years Ended September 30, 2023, 2022 and 2021

	Number of Units
(in thousands)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2020	43,328	326	$273,283	$(2,506)	$(14,957)	$255,820
Net income			87,048	689	—	87,737
Unrealized gain on pension plan obligation			—	—	735	735
Tax effect of unrealized gain on pension plan obligation			—	—	(217)	(217)
Unrealized loss on captive insurance collateral			—	—	(963)	(963)
Tax effect of unrealized loss on captive insurance collateral			—	—	203	203
Unrealized gain on interest rate hedge			—	—	1,575	1,575
Tax effect of unrealized gain on interest rate hedge			—	—	(414)	(414)
Distributions			(22,444)	(1,004)	—	(23,448)
Retirement of units	(4,282)		(42,824)	—	—	(42,824)
Balance as of September 30, 2021	39,046	326	$295,063	$(2,821)	$(14,038)	$278,204
Net income			35,007	281	—	35,288
Unrealized loss on pension plan obligation			—	—	(436)	(436)
Tax effect of unrealized loss on pension plan obligation			—	—	129	129
Unrealized loss on captive insurance collateral			—	—	(4,952)	(4,952)
Tax effect of unrealized loss on captive insurance collateral			—	—	1,043	1,043
Unrealized gain on interest rate hedge			—	—	3,607	3,607
Tax effect of unrealized gain on interest rate hedge			—	—	(959)	(959)
Distributions			(22,076)	(1,116)	—	(23,192)
Retirement of units	(2,954)		(30,817)	—	—	(30,817)
Balance as of September 30, 2022	36,092	326	$277,177	$(3,656)	$(15,606)	$257,915
Net income			31,657	288	—	31,945
Unrealized gain on pension plan obligation			—	—	1,463	1,463
Tax effect of unrealized gain on pension plan obligation			—	—	(405)	(405)
Unrealized gain on captive insurance collateral			—	—	1,671	1,671
Tax effect of unrealized gain on captive insurance collateral			—	—	(352)	(352)
Unrealized loss on interest rate hedge			—	—	(399)	(399)
Tax effect of unrealized loss on interest rate hedge			—	—	105	105
Distributions			(22,497)	(1,247)	—	(23,744)
Retirement of units	(489)		(4,475)	—	—	(4,475)
Balance as of September 30, 2023	35,603	326	$281,862	$(4,615)	$(13,523)	$263,724

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2023	2022	2021
Cash flows provided by (used in) operating activities:
Net income	$31,945	$35,288	$87,737
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	1,977	17,286	(36,138)
Depreciation and amortization	33,434	33,553	34,457
Provision (recovery) for losses on accounts receivable	9,761	5,411	(248)
Change in deferred taxes	(501)	(3,181)	11,361
Changes in operating assets and liabilities net of amounts related to acquisitions:
Decrease (increase) in receivables	15,566	(43,463)	(15,171)
Decrease (increase) in inventories	26,994	(21,105)	(11,472)
Decrease (increase) in other assets	13,873	(7,161)	1,529
(Decrease) increase in accounts payable	(13,824)	12,036	6,939
Increase in customer credit balances	17,585	5,804	3,054
Decrease in other current and long-term liabilities	(13,152)	(561)	(13,171)
Net cash provided by operating activities	123,658	33,907	68,877
Cash flows provided by (used in) investing activities:
Capital expenditures	(9,012)	(18,701)	(15,083)
Proceeds from sales of fixed assets	958	815	424
Proceeds from sale of certain assets	2,202	184	6,093
Purchase of investments	(2,545)	(1,803)	(1,052)
Acquisitions	(19,800)	(13,121)	(40,708)
Net cash used in investing activities	(28,197)	(32,626)	(50,326)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	125,601	200,177	75,154
Revolving credit facility repayments	(145,637)	(188,519)	(66,536)
Proceeds from term loan	—	165,000	—
Loan repayments	(16,500)	(110,500)	(13,000)
Distributions	(23,744)	(23,192)	(23,448)
Unit repurchases	(4,475)	(30,817)	(42,824)
Customer retainage payments	(57)	(1,039)	(29)
Payments of debt issuance costs	(78)	(2,538)	(12)
Net cash (used in) provided by financing activities	(64,890)	8,572	(70,695)
Net increase (decrease) in cash, cash equivalents and restricted cash	30,571	9,853	(52,144)
Cash, cash equivalents and restricted cash at beginning of period	14,870	5,017	57,161
Cash, cash equivalents and restricted cash at end of period	$45,441	$14,870	$5,017

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

The Company is organized as follows:

•
Star is a limited partnership, which at September 30, 2023, had outstanding 35.6 million Common Units (NYSE: “SGU”), representing a 99.1% limited partner interest in Star, and 0.3 million general partner units, representing a 0.9% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).
•
Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation, that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast and Mid-Atlantic U.S. region retail distributor of home heating oil and propane that at September 30, 2023 served approximately 402,200 full service residential and commercial home heating oil and propane customers and 52,400 customers on a delivery only basis. We also sell gasoline and diesel fuel to approximately 26,600 customers. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including approximately 20,800 service contracts for natural gas and other heating systems.
•
Petroleum Heat and Power Co., Inc. (“PH&P”) is an indirect, wholly owned subsidiary of Star. PH&P is the borrower and Star is the guarantor of the sixth amended and restated credit agreement’s $165 million five-year senior secured term loan and the $400 million ($550 million during the heating season of December through April of each year) revolving credit facility, both due July 6, 2027. (See Note 13—Long-Term Debt and Bank Facility Borrowings).

2) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Group, L.P. and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

Comprehensive Income

Comprehensive income is comprised of Net income and Other comprehensive income (loss). Other comprehensive income (loss) consists of the unrealized gain (loss) amortization on the Company’s pension plan obligation for its two frozen defined benefit pension plans, unrealized gain (loss) on available-for-sale investments, unrealized gain (loss) on interest rate hedges and the corresponding tax effects.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. At September 30, 2023, the $45.4 million of cash, cash equivalents, and restricted cash on the consolidated statement of cash flows is comprised of $45.2 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2022, the $14.9 million of cash, cash equivalents, and restricted cash on the consolidated statement of cash flows is comprised of $14.6 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

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

Goodwill is the excess of cost over the fair value of net assets in the acquisition of a company. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are annually tested for impairment. The Company has one reporting unit and performs a qualitative, and when necessary quantitative, impairment test on its goodwill annually on August 31st or more frequently if events or circumstances indicate that the value of goodwill might be impaired. We performed qualitative assessments (commonly referred to as Step 0) to evaluate whether it is more-likely-than-not (a likelihood that is more than 50%) that goodwill has been impaired, as a basis to determine whether it is necessary to perform the two-step quantitative impairment test. This qualitative assessment includes a review of factors such as our reporting unit’s market value compared to its carrying value, our short-term and long-term unit price performance, our planned overall business strategy compared to recent financial results, as well as macroeconomic conditions, industry and market considerations, cost factors, and other relevant Company-specific events. Goodwill impairment if any, needs to be determined if the net book value of a reporting unit exceeds its estimated fair value. If goodwill is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill. The Company performed its annual goodwill impairment valuation in each of the periods ending August 31, 2023, 2022, and 2021, and it was determined based on each year’s analysis that there was no goodwill impairment.

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

Advertising

Advertising costs are expensed as they are incurred. Advertising expenses were $13.5 million, $13.0 million, and $13.5 million, in 2023, 2022, and 2021, respectively and are recorded in delivery and branch expenses.

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

The Company entered into weather hedge contracts for fiscal years 2023 and 2022. The hedge period runs from November 1 through March 31, taken as a whole. The “Payment Thresholds,” or strikes, are set at various levels and are referenced against degree days for the prior ten year average. The maximum that the Company can receive is $12.5 million annually. In addition, we are obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold. The temperatures experienced during the fiscal 2023 and 2022, were warmer than the strikes in the weather hedge contracts. As a result in fiscal 2023 and 2022, the Company reduced delivery and branch expenses for the gains realized under those contracts by $12.5 million and $1.1 million, respectively. The amounts payable by the counterparties under the weather hedge contracts were received in full in April 2023 and April 2022, respectively.

For fiscal 2024, the Company entered into a weather hedge contract with the similar hedge period described above. The maximum that the Company can receive is $12.5 million annually and the Company has no obligation to pay the counterparty beyond the initial premium should degree days exceed the Payment Threshold.

Pension plans

The Company has two frozen defined benefit pension plans (“the Plan”). The Company has no post-retirement benefit plans. The Company estimates the rate of return on plan assets and the discount rate used to estimate the present value of future benefit obligations in determining its annual pension and other postretirement benefit cost. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions.

Recently Adopted Accounting Pronouncements

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The Company adopted the ASU effective December 31, 2022. The update extends the sunset of Topic 848 from December 31, 2022 to December 31, 2024. The guidance provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. The Company has $24.0 million of interest rate swap agreements at September 30, 2023 that are benchmarked against LIBOR, which the Company has designated as cash flow hedging derivatives. This guidance includes practical expedients for contract modifications due to reference rate reform. The Company has elected to adopt the practical expedient that the Company may change the contractual terms of the interest rate swap agreements that are expected to be affected by reference rate reform and not be required to de-designate the hedging relationships. The Company's adoption of the ASU did not have an impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires accounting for contract assets and liabilities from contracts with customers in a business combination to be accounted for in accordance with ASC No. 606. The standard is effective for fiscal years beginning after December 15, 2022. The Company does not expect ASU 2021-08 to have a material impact on its consolidated financial statements and related disclosures.

3) Revenue Recognition

The following disaggregates our revenue by major sources for the years ended September 30, 2023, 2022 and 2021:

	Years Ended September 30,
(in thousands)	2023	2022	2021
Petroleum Products:
Home heating oil and propane	$1,202,194	$1,170,552	$881,526
Motor fuel and other petroleum products	448,547	527,729	322,793
Total petroleum products	1,650,741	1,698,281	1,204,319
Installations and Services:
Equipment installations	114,756	121,023	110,475
Equipment maintenance service contracts	126,887	121,623	118,546
Billable call services	60,478	65,631	63,746
Total installations and services	302,121	308,277	292,767
Total Sales	$1,952,862	$2,006,558	$1,497,086

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

Contract Costs

We have elected to recognize incremental costs of obtaining a contract, other than new residential product and equipment maintenance service contracts, as an expense when incurred when the amortization period of the asset that we otherwise would have recognized is one year or less. We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We defer these costs only when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate. Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period of approximately five years. Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively. At September 30, 2023 the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.3 million and $5.4 million, respectively. At September 30, 2022 the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.4 million and $5.6 million, respectively. For the years ended September 30, 2023 and September 30, 2022 we recognized expense of $3.8 million and $3.9 million, respectively, associated with the amortization of deferred contract costs within delivery and branch expenses in the Consolidated Statement of Operations. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the petroleum products and services related to the cost, less the expected costs related directly to providing those petroleum products and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the twelve months ended September 30, 2023, September 30, 2022 and September 30, 2021.

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

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts. Approximately 32% of our residential customers take advantage of our “smart pay” budget payment plan under which their estimated annual oil and propane deliveries and service contract billings are paid for in a series of equal monthly installments. Our “smart pay” budget payment plans are annual and generally begin outside of the heating season. We generally have received advanced amounts from customers on “smart pay” budget payment plans prior to the heating season, which are reduced as oil deliveries are made. For customers that are not on “smart pay” budget payment plans, we generally receive the full contract amount for equipment service contracts with customers at the outset of the contracts. Contract liabilities are recognized straight-line over the service contract period, generally one-year or less. As of September 30, 2023 and September 30, 2022 the Company had contract liabilities of $170.3 million and $152.1 million, respectively. During the year ended September 30, 2023 the Company recognized $139.9 million of revenue that was included in the September 30, 2022 contract liability balance. During the year ended September 30, 2022 the Company recognized $130.4 million of revenue that was included in the September 30, 2021 contract liability balance.

Receivables and Allowance for Doubtful Accounts

Changes in the allowance for credit losses are as follows:

(in thousands)	Credit Loss Allowance
Balance at September 30, 2022	$7,755
Current period provision	9,761
Write-offs, net and other	(9,141)
Balance as of September 30, 2023	$8,375

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

The Company is obligated to meet certain financial covenants under the sixth amended and restated credit agreement. The Company must maintain excess availability of at least 15% of the revolving commitment then in effect and a fixed charge coverage ratio of 1.0 through February 27, 2024 and 1.15 thereafter in order to make any distributions to unitholders. (See Note 13—Long-Term Debt and Bank Facility Borrowings)

For fiscal 2023, 2022, and 2021, cash distributions declared per common unit were $0.630, $0.590, and $0.550, respectively.

For fiscal 2023, 2022, and 2021, $1.2 million, $1.0 million, and $0.9 million, respectively, of incentive distributions were paid to the general partner, exclusive of amounts paid subject to the Management Incentive Plan.

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

Under the Credit Agreement dated July 6, 2022, in order to repurchase Common Units we must maintain Availability (as defined in the sixth amended and restated credit agreement) of $60 million, 15% of the facility size of $400 million (assuming no borrowings under the seasonal advance) on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.0 through February 27, 2024 and 1.15 thereafter measured as of the date of repurchase or distribution. (See Note 13—Long-Term Debt and Bank Facility Borrowings). The following table shows repurchases under the Repurchase Plan.

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2022 total	24,933	$8.82	20,045	1,557
First quarter fiscal year 2023 total	411	$8.77	411	1,146
Second quarter fiscal year 2023 total	78	$11.20	78	1,068
Third quarter fiscal year 2023 total	—	$—	—	2,568	(b)
Fourth quarter fiscal year 2023 total	—	$—	—	2,568
Fiscal year 2023 total	489	$9.16	489	2,568
October 2023	13	$11.27	13	2,555
November 2023	—	$—	—	2,555	(c)

(a)
Amounts include repurchase costs.
(b)
In May 2023, the Board authorized an increase in the number of Common Units available for repurchase in open market transactions from 0.8 million to 2.3 million.
(c)
Of the total available for repurchase, approximately 2.3 million are available for repurchase in open market transactions and 0.3 million are available for repurchase in privately-negotiated transactions.
6) Captive Insurance Collateral

The Company considers all of its captive insurance collateral to be Level 1 available-for-sale investments. Investments at September 30, 2023 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$4,335	$—	$—	$4,335
U.S. Government Sponsored Agencies	50,471	—	(1,620)	48,851
Corporate Debt Securities	18,210	12	(691)	17,531
Total	$73,016	$12	$(2,311)	$70,717

Investments at September 30, 2022 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$1,838	$—	$—	$1,838
U.S. Government Sponsored Agencies	48,473	—	(3,052)	45,421
Corporate Debt Securities	20,322	—	(919)	19,403
Total	$70,633	$—	$(3,971)	$66,662

Maturities of investments were as follows at September 30, 2023 (in thousands):

Net Carrying Amount
Due within one year	$46,004
Due after one year through five years	24,713
Due after five years through ten years	—
Total	$70,717

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

As of September 30, 2023, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 9.3 million gallons of swap contracts with a notional value of $26.1 million and a fair value of $1.9 million, 8.1 million gallons of call options with a notional value of $25.6 million and a fair value of $1.7 million, 4.2 million gallons of put options with a notional value of $9.3 million and a fair value of $0.1 million, and 57.3 million net gallons of synthetic call options with an average notional value of $164.2 million and a fair value of $4.0 million. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of September 30, 2023, had 10.0 million gallons of short future contracts that settle daily with a notional value of $28.2 million and a fair value of $(3.8) million. To hedge its internal fuel usage and other related activities for fiscal 2024, the Company, as of September 30, 2023, had 7.7 million gallons of swap contracts with a notional value of $19.1 million and a fair value of $2.9 million that settle in future months.

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

As of September 30, 2023, the Company has interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $55.5 million, or 37%, of its long term debt. The Company has designated its interest rate swap agreements as cash flow hedging derivatives. To the extent these derivative instruments are effective and the accounting standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. As of September 30, 2023 the fair value of the swap contracts was $1.6 million. As of September 30, 2022, the notional value of the swap contracts was $54.0 million and the fair value of the swap contracts was $2.0 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A. and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At September 30, 2023, the aggregate cash posted as collateral in the normal course of business at counterparties was $5.6 million. Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of September 30, 2023, $0.1 million hedge positions or payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at September 30, 2023
Commodity contracts	Fair asset and liability value of derivative instruments	$17,891	$—	$17,891
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net and other long-term liabilities, net balances	779	—	779
Commodity contract assets at September 30, 2023		$18,670	$—	$18,670
Liability Derivatives at September 30, 2023
Commodity contracts	Fair asset and liability value of derivative instruments	$(7,349)	$—	$(7,349)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	(679)	—	(679)
Commodity contract liabilities at September 30, 2023		$(8,028)	$—	$(8,028)
Asset Derivatives at September 30, 2022
Commodity contracts	Fair asset and liability value of derivative instruments	$51,134	$—	$51,134
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	2,094	—	2,094
Commodity contract assets at September 30, 2022		$53,228	$—	$53,228
Liability Derivatives at September 30, 2022
Commodity contracts	Fair asset and liability value of derivative instruments	$(34,494)	$—	$(34,494)
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	(743)	—	(743)
Commodity contract liabilities at September 30, 2022		$(35,237)	$—	$(35,237)

The Company’s commodity derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$17,815	$(7,155)	$10,660	$—	$—	$10,660
Long-term derivative assets included in deferred charges and other assets, net	567	(452)	115	—	—	115
Fair liability value of derivative instruments	76	(194)	(118)	—	—	(118)
Long-term derivative liabilities included in other long-term liabilities, net	212	(227)	(15)	—	—	(15)
Total at September 30, 2023	$18,670	$(8,028)	$10,642	$—	$—	$10,642
Fair asset value of derivative instruments	$47,784	$(30,961)	$16,823	$—	$—	$16,823
Long-term derivative assets included in deferred charges and other assets, net	2,094	(743)	1,351	—	—	1,351
Fair liability value of derivative instruments	3,350	(3,533)	(183)	—	—	(183)
Total at September 30, 2022	$53,228	$(35,237)	$17,991	$—	$—	$17,991

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
		Years Ended September 30,
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	2023	2022	2021
Commodity contracts	Cost of product (a)	$17,268	$(34,523)	$2,395
Commodity contracts	Cost of installations and service (a)	$16	$(1,555)	$(359)
Commodity contracts	Delivery and branch expenses (a)	$434	$(3,423)	$183
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$1,977	$17,286	$(36,138)

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

8) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	September 30,
	2023	2022
Product	$33,994	$58,727
Parts and equipment	22,469	24,830
Total inventory	$56,463	$83,557

Product inventories were comprised of 11.8 million gallons and 15.8 million gallons on September 30, 2023 and September 30, 2022, respectively. The Company has market price based product supply contracts for approximately 182.9 million gallons of home heating oil and propane, and 60.5 million gallons of diesel and gasoline, which it expects to fully utilize to meet its requirements over the next twelve months.

During fiscal 2023, Shell Trading and Shell Oil Products US provided approximately 18% of our petroleum product purchases and Motiva Enterprises LLC provided approximately 14% of our petroleum product purchases. During fiscal 2022, Global Companies LLC and Motiva Enterprises LLC provided approximately 17% and 14% of our petroleum product purchases, respectively.

9) Property and Equipment

The components of property and equipment were as follows (in thousands):

	September 30,
	2023	2022
Land and land improvements	$24,832	$23,771
Buildings and leasehold improvements	48,118	51,164
Fleet and other equipment	79,270	79,000
Tanks and equipment	63,639	58,164
Furniture, fixtures and office equipment	28,957	34,820
Total	244,816	246,919
Less accumulated depreciation and amortization	139,412	139,175
Property and equipment, net	$105,404	$107,744

Depreciation and amortization expense related to property and equipment was $13.8 million, $14.4 million, and $14.5 million, for the fiscal years ended September 30, 2023, 2022 and 2021 respectively.

10) Business Combinations

During fiscal 2023, the Company acquired one propane and two heating oil businesses for approximately $19.8 million (using $19.8 million in cash). The gross purchase price was allocated $10.4 million to intangible assets, $8.0 million to goodwill, $2.3 million to fixed assets and reduced by $0.9 million of negative working capital. The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition date, and are not material to the Company’s financial condition, results of operations, or cash flows.

During fiscal 2022, the Company acquired five heating oil businesses for approximately $15.6 million (using $13.1 million in cash and assuming $2.5 million of liabilities). The gross purchase price was allocated $7.3 million to intangible assets, $3.1 million to goodwill, $5.6 million to fixed assets and reduced by $0.4 million of negative working capital. The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition date, and are not material to the Company’s financial condition, results of operations, or cash flows.

During fiscal 2021, the Company acquired two propane and three heating oil businesses for approximately $42.5 million (using $40.7 million in cash and assuming $1.8 million of liabilities). The gross purchase price was allocated $37.3 million to goodwill and intangible assets, $6.2 million to fixed assets and reduced by $1.0 million of negative working capital. The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition date, and are not material to the Company’s financial condition, results of operations, or cash flows.

11) Goodwill and Other Intangible Assets

Goodwill

A summary of changes in the Company’s goodwill during the fiscal years ended September 30, 2023 and 2022 are as follows (in thousands):

Balance as of September 30, 2021	$253,398
Fiscal year 2022 business combinations	3,072
Goodwill included within assets held for sale	(2,215)
Other	(145)
Balance as of September 30, 2022	254,110
Fiscal year 2023 business combinations	7,993
Balance as of September 30, 2023	$262,103

Intangibles, net

Intangible assets subject to amortization consist of the following (in thousands):

	September 30,
	2023			2022
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$418,190	$358,855	$59,335	$409,980	$345,237	$64,743
Trade names and other intangibles	41,782	24,811	16,971	41,736	21,969	19,767
Total	$459,972	$383,666	$76,306	$451,716	$367,206	$84,510

Amortization expense for intangible assets was $18.6 million, $18.2 million, and $19.0 million, for the fiscal years ended September 30, 2023, 2022, and 2021, respectively. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ending September 30, 2024 and the four succeeding fiscal years ending September 30, is as follows (in thousands):

Amount
2024	$15,513
2025	$13,232
2026	$10,240
2027	$9,530
2028	$7,397

12) Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows (in thousands):

	September 30,
	2023	2022
Accrued wages and benefits	$26,303	$33,517
Self-insurance liabilities	77,546	79,875
Other accrued expenses and other current liabilities	11,757	12,169
Total accrued expenses and other current liabilities	$115,606	$125,561

13) Long-Term Debt and Bank Facility Borrowings

The Company's debt is as follows	September 30,
(in thousands):	2023		2022
	Carrying		Carrying
	Amount	Fair Value (a)	Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$240	$240	$20,276	$20,276
Senior Secured Term Loan (b)	147,827	148,500	164,084	165,000
Total debt	$148,067	$148,740	$184,360	$185,276
Total short-term portion of debt	$20,740	$20,740	$32,651	$32,651
Total long-term portion of debt	$127,327	$128,000	$151,709	$152,625

(a)
The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)
Carrying amounts are net of unamortized debt issuance costs of $0.7 million as of September 30, 2023 and $0.9 million as of September 30, 2022.

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

All amounts outstanding under the credit agreement become due and payable on the facility termination date of July 6, 2027. The Term Loan is repayable in quarterly payments of $4.1 million, plus an annual payment equal to 25% of the annual Excess Cash Flow as defined in the credit agreement (an amount not to exceed $8.5 million annually), less certain voluntary prepayments made during the year, with final payment at maturity. As of September 30, 2023, the Company expects to make approximately $4.0 million of additional term loan repayments due to Excess Cash Flow for the fiscal year ended September 30, 2023. The amount is included in the caption current maturities of long-term debt on our consolidated balance sheet. In fiscal 2022, the Company did not have to make an Excess Cash Flow payment.

The interest rate on the revolving credit facility and the term loan is based on a margin over Adjusted Term Secured Overnight Financing Rate ("SOFR") or a base rate. At September 30, 2023, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 6.6% and 6.3%, respectively. At September 30, 2022, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 4.7% and 2.6%, respectively.

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

On September 26, 2023, the Company signed a first amendment (the “Amendment”) to its Sixth Amended and Restated Credit Agreement with a group of banks, which provides temporary relief from certain financial covenants under the Credit Agreement that must be satisfied in order for the Company to make distributions and unit repurchases or, if availability under the Credit Agreement drops below a minimum threshold due to, among other things, the Company making acquisitions. In particular, the Amendment reduces the minimum fixed charge coverage ratio for distributions and unit repurchases during the period commencing October 31, 2023 and ending February 27, 2024 (the “Relief Period”) from 1.15-to-1.00 down to 1.00-to-1.00. The Amendment also reduces the minimum fixed charge coverage ratio that must be maintained by the Company if availability under the under the Credit Agreement drops below 12.5% of the facility size during the Relief Period from 1.10-to-1.00 down to 1.00-to-1.00.

Certain restrictions are also imposed by the credit agreement, including restrictions on the Company’s ability to incur additional indebtedness, to pay distributions to unitholders, to pay certain inter-company dividends or distributions, make investments, grant liens, sell assets, make acquisitions and engage in certain other activities.

At September 30, 2023, $148.5 million of the term loan was outstanding, $0.2 million was outstanding under the revolving credit facility, $0.1 million hedge positions were secured under the credit agreement and $3.2 million of letters of credit were issued and outstanding. At September 30, 2022, $165.0 million of the term loan was outstanding, $20.3 million was outstanding under the revolving credit facility, we did not have to provide collateral for our hedge positions under the credit agreement and $5.1 million of letters of credit were issued and outstanding.

At September 30, 2023, availability was $202.1 million, the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio, and the restricted net assets totaled approximately $253.7 million. Restricted net assets are assets in the Company’s subsidiaries, the distribution or transfer of which to Star Group, L.P. are subject to limitations under its credit agreement. At September 30, 2022, availability was $189.4 million, the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio, and the restricted net assets totaled approximately $248.0 million.

As of September 30, 2023, the maturities (including working capital borrowings and expected repayments due to Excess Cash Flow) during fiscal years ending September 30, considering the terms of our credit agreement, are set forth in the following table (in thousands):

2024	$20,740
2025	$16,500
2026	$16,500
2027	$95,000
Thereafter	$—

14) Employee Benefit Plans

Defined Contribution Plans

The Company has 401(k) and other defined contribution plans that cover eligible non-union and union employees, and makes employer contributions to these plans, subject to IRS limitations. The Company’s 401(k) plan provides for each participant to contribute from 0% to 60% of compensation, subject to IRS limitations. The Company’s aggregate contributions to the 401(k) plans during fiscal 2023, 2022, and 2021, were $8.5 million, $8.5 million, and $8.2 million, respectively. The Company’s aggregate contribution to the other defined contribution plans for fiscal years 2023, 2022, and 2021, were $0.5 million, $0.5 million, and $0.6 million respectively.

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

The pro rata share payable to each participant under the Plan is based on the number of participation points as described under “Fiscal 2023 Compensation Decisions—Management Incentive Compensation Plan.” The amount paid in Incentive Distributions is governed by the Partnership Agreement and the calculation of Available Cash.

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

The Company distributed to management and the general partner Incentive Distributions of approximately $2,321,000 during fiscal 2023, $2,055,000 during fiscal 2022, and $1,833,000 during fiscal 2021. Included in these amounts for fiscal 2023, 2022, and 2021, were distributions under the management incentive compensation plan of $1,160,000, $1,028,000, and $917,000, respectively, of which named executive officers received approximately $490,485 during fiscal 2023, $434,431 during fiscal 2022, and $386,857 during fiscal 2021. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its general partner units within the next twelve months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

Multiemployer Pension Plans

At September 30, 2023, approximately 44% of our employees were covered by collective bargaining agreements and approximately 9% of our employees are in collective bargaining agreements that are up for renewal within the next fiscal year. We contribute to various multiemployer union administered pension plans under the terms of collective bargaining agreements that provide for such plans for covered union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the remaining participating employers may be required to bear the unfunded obligations of the plan. If we choose to stop participating in a multiemployer plan, we may be required to pay a withdrawal liability in part based on the underfunded status of the plan.

The following table outlines our participation and contributions to multiemployer pension plans for the periods ended September 30, 2023, 2022, and 2021. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act Zone Status for 2023 and 2022 relates to the plans’ two most recent fiscal year-ends, based on information received from the plans as reported on their Form 5500 Schedule MB. Among other factors, plans in the red zone are generally less than 65 percent funded and are designated as critical or critical and declining, plans in the yellow zone are less than 80 percent funded and are designated as endangered, and plans in the green zone are at least 80 percent funded. As of September 30, 2023 the New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”), IAM National Pension, Teamsters Local 469 Pension and Local 445 Pension funds have been classified as carrying “red zone” status, meaning that the value of fund’s assets are less than 65% of the actuarial value of the fund’s benefit obligations or have made a voluntary election. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Certain plans have been aggregated in the All Other Multiemployer Pension Plans line of the following table, as our participation in each of these individual plans is not significant.

For the Westchester Teamsters Pension Fund, Local 553 Pension Fund and Local 463 Pension Fund, we provided more than 5 percent of the total plan contributions from all employers for 2023, 2022 and 2021, as disclosed in the respective plan’s Form 5500. The collective bargaining agreements of these plans require contributions based on the hours worked and there are no minimum contributions required.

		Pension Protection Act Zone Status		FIP / RP Status	Company Contributions (in thousands)
Pension Fund	EIN / Pension Plan Number	2023	2022	Pending / Implemented	2023	2022	2021	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreements
New England Teamsters and Trucking Industry Pension Fund	04-6372430/ 001	Red	Red	Yes / Implemented	2,721	2,605	2,563	No	4/30/24 to 4/30/28
Westchester Teamsters Pension Fund	13-6123973/ 001	Green	Green	N/A	964	1,153	1,100	No	1/31/24 to 12/31/24
Local 553 Pension Fund	13-6637826/ 001	Green	Green	N/A	2,516	2,741	2,841	No	12/15/25 to 1/15/26
Local 463 Pension Fund	11-1800729/ 001	Green	Green	N/A	125	133	138	No	6/30/25 to 2/28/26
IAM National Pension Fund	51-6031295/ 002	Red	Red	Yes / Implemented	2,477	2,585	2,532	Yes	10/31/23 to 6/30/26
Teamsters Local 469 Pension Plan	22-6172237 / 001	Red	Red	Yes / Implemented	18	21	11	Yes	8/31/2024
Local 445 Pension Fund	13-1864489/ 001	Red	Red	Yes / Implemented	9	8	7	Yes	10/31/2024
All Other Multiemployer Pension Plans					481	391	411
				Total Contributions	$9,311	$9,637	$9,603

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

As of September 30, 2023 we had $0.3 million and $16.0 million balances included in the captions accrued expenses and other current liabilities and other long-term liabilities, respectively, on our consolidated balance sheet representing the remaining balance of the NETTI Fund withdrawal liability. As of September 30, 2022 we had $0.3 million and $16.2 million balances included in the captions accrued expenses and other current liabilities and other long-term liabilities, respectively. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of September 30, 2023 and September 30, 2022 were $18.5 million and $20.2 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Defined Benefit Plans

The Company has two frozen defined benefit pension plans (“the Plan”). The Company has no post-retirement benefit plans.

The following table provides the net periodic benefit cost for the period, a reconciliation of the changes in the Plan assets, projected benefit obligations, and the amounts recognized in other comprehensive income and accumulated other comprehensive income at the dates indicated using a measurement date of September 30 (in thousands). Certain amounts in the table have been reclassified to conform with current year presentation.

						Gross Pension
	Net Periodic		Fair			Related
	Pension		Value of			Accumulated
	Cost in		Pension	Projected	Other	Other
	Income		Plan	Benefit	Comprehensive	Comprehensive
Debit / (Credit)	Statement	Cash	Assets	Obligation	(Income) / Loss	Income
Fiscal Year 2021
Beginning balance			$69,088	$(65,398)		$12,228
Funded status at the end of the year				$3,690

Interest cost	1,541			(1,541)
Actual return on plan assets	(1,055)		1,055
Employer contributions		—	—
Benefit payments			(4,429)	4,429
Investment and other expenses			(377)	377
Difference between actual and expected return on plan assets	(1,386)				1,386
Anticipated expenses	345			(345)
Actuarial gain				1,184	(1,184)
Amortization of unrecognized net actuarial loss	937				(937)
Annual cost/change	$382	$—	(3,751)	4,104	$(735)	(735)
Ending balance			$65,337	$(61,294)		$11,493
Funded status at the end of the year				$4,043
Fiscal Year 2022
Interest cost	1,560			(1,560)
Actual return on plan assets	13,151		(13,151)
Employer contributions		—	—
Benefit payments			(4,225)	4,225
Investment and other expenses			(507)	507
Difference between actual and expected return on plan assets	(15,200)				15,200
Anticipated expenses	—			—
Actuarial gain				13,869	(13,869)
Amortization of unrecognized net actuarial loss	896				(896)
Annual cost/change	$407	$—	(17,883)	17,041	$435	435
Ending balance			$47,454	$(44,253)		$11,928
Funded status at the end of the year				$3,201
Fiscal Year 2023
Interest cost	2,312			(2,312)
Actual return on plan assets	(1,196)		1,196
Employer contributions		(64)	64
Benefit payments			(3,936)	3,936
Investment and other expenses			(572)	572
Difference between actual and expected return on plan assets	(635)				635
Anticipated expenses	—			—
Actuarial gain				572	(572)
Amortization of unrecognized net actuarial loss	1,526				(1,526)
Annual cost/change	$2,007	$(64)	(3,248)	2,768	$(1,463)	(1,463)
Ending balance			$44,206	$(41,485)		$10,465
Funded status at the end of the year				$2,721

At September 30, 2023 the amounts included on the balance sheet in deferred charges and other assets were $2.7 million, and at September 30, 2022 the amounts included on the balance sheet in deferred charges and other assets were $3.2 million.

For the fiscal year ended September 30, 2023 the actuarial gains and losses affecting the benefit obligations were not material. For the fiscal year ended September 30, 2022, the actuarial gain was primarily due to the increase in the weighted average discount rate relating to the two frozen defined benefit plans from 2.65% as of September 30, 2021 to 5.50% as of September 30, 2022.

The $10.5 million net actuarial loss balance at September 30, 2023 for the two frozen defined benefit pension plans in accumulated other comprehensive income will be recognized and amortized into net periodic pension costs as an actuarial loss in future years.

	September 30,
Weighted-Average Assumptions Used in the Measurement of the Company’s Benefit Obligation	2023	2022	2021
Discount rate at year end date	5.85%	5.50%	2.65%
Expected return on plan assets for the year ended	4.56%	3.77%	3.66%
Rate of compensation increase	N/A	N/A	N/A

The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets determined using fair value.

The Company’s expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held, and the current economic environment. For fiscal year 2024, the Company’s assumption for return on plan assets will be 5.2% per annum.

The discount rate used to determine net periodic pension expense for fiscal year 2023, 2022, and 2021 was 5.85%, 5.50%, and 2.65%, respectively. The discount rate used by the Company in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments.

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

The Company had no Level 2 or Level 3 pension plan assets during the two years ended September 30, 2023 and September 30, 2022. The fair values and percentage of the Company’s pension plan assets by asset category are as follows (in thousands):

	September 30,
	2023		2022
		Concentration		Concentration
Asset Category	Level 1	Percentage	Level 1	Percentage
Corporate and U.S. government bond fund (1)	$39,852	90%	$42,921	90%
U.S. large-cap equity (1)	3,244	7%	3,411	7%
International equity (1)	808	2%	817	2%
Cash	302	1%	305	1%
Total	$44,206	100%	$47,454	100%

(1)
Represent investments in Vanguard funds that seek to replicate the asset category description.

The Company is not obligated to make a minimum required contribution in fiscal year 2023, and currently does not expect to make an optional pension contribution.

Expected benefit payments over each of the next five years will total approximately $3.8 million per year. Expected benefit payments for the five years thereafter will aggregate approximately $16.6 million.

15) Income Taxes

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020. The CARES Act allows employers to defer the payment of the employer's portion of Social Security taxes for period beginning March 27, 2020 and ending December 31, 2020 to years 2021 and 2022. The company elected to defer the payment of its portion of Social Security taxes through September 30, 2022 of $5.2 million and recorded a related deferred tax asset of $1.5 million at September 30, 2022. No amount is deferred as of September 30, 2023.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law. The Tax Reform Act allows for the full depreciation, in the year acquired, for certain fixed assets purchased between September 28, 2017 and December 31, 2022 (also known as 100% bonus depreciation).

Income tax expense is comprised of the following for the indicated periods (in thousands):

	Years Ended September 30,
	2023	2022	2021
Current:
Federal	$9,902	$11,900	$16,077
State	4,583	5,019	6,237
Deferred
Federal	(843)	(2,563)	8,263
State	342	(618)	3,098
	$13,984	$13,738	$33,675

The provision for income taxes differs from income taxes computed at the Federal statutory rate as a result of the following (in thousands):

	Years Ended September 30,
	2023	2022	2021
Income from continuing operations before taxes	$45,929	$49,026	$121,412
Provision for income taxes:
Tax at Federal statutory rate	$9,645	$10,295	$25,496
State taxes net of federal benefit	3,401	3,251	7,927
Permanent differences	520	249	196
Change in valuation allowance	252	208	86
Other	166	(265)	(30)
	$13,984	$13,738	$33,675

The components of the net deferred taxes for the years ended September 30, 2023 and September 30, 2022 using current tax rates are as follows (in thousands):

	September 30,
	2023	2022
Deferred tax assets:
Operating lease liabilities	$27,473	$28,591
Net operating loss carryforwards	5,178	5,432
Vacation accrual	2,775	3,050
Pension accrual	3,696	3,666
Allowance for bad debts	2,285	2,155
Insurance accrual	1,870	1,934
Inventory capitalization	955	(580)
Other, net	198	1,319
Total deferred tax assets	44,430	45,567
Valuation allowance	(4,437)	(4,184)
Net deferred tax assets	$39,993	$41,383
Deferred tax liabilities:
Operating lease right-of-use assets	$26,025	$27,097
Property and equipment	14,937	15,012
Intangibles	19,897	19,936
Fair value of derivative instruments	1,270	1,851
Other, net	3,635	3,107
Total deferred tax liabilities	$65,764	$67,003
Net deferred taxes	$(25,771)	$(25,620)

In order to fully realize the net deferred tax assets, the Company’s corporate subsidiaries will need to generate future taxable income. A valuation allowance is recognized if, based on the weight of available evidence including historical tax losses, it is more likely than not that some or all of deferred tax assets will not be realized. The net change in the total valuation allowance for the fiscal year ended September 30, 2023 was $0.3 million. The net change in the total valuation allowance for the fiscal year ended September 30, 2022 was $0.2 million. Based upon a review of a number of factors and all available evidence, including recent historical operating performance, the expectation of sustainable earnings, and the confidence that sufficient positive taxable income will continue in all tax jurisdictions for the foreseeable future, management concludes, it is more likely than not that the Company will realize the full benefit of its deferred tax assets, net of existing valuation allowance related to State net operating loss carryforwards at September 30, 2023.

As of January 1, 2023, the Company had State tax effected net operating loss carry forwards (“NOLs”) of approximately $0.8 million after consideration of valuation allowances. The State NOLs, which will expire between 2023 and 2037, are generally available to offset any future taxable income in certain states

At September 30, 2023, we did not have unrecognized income tax benefits.

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

16) Leases

The Company has entered into certain operating leases for office space, vehicles and other equipment with lease terms between one to fifteen years, expiring between 2023 and 2033. Some of the Company’s real estate property lease agreements have options to extend the leases for up to ten years.

A summary of total lease costs and other information is comprised of the following for the indicated periods:

	Years Ended September 30,
(in thousands)	2023	2022	2021
Lease cost:
Operating lease cost	$23,637	$23,186	$25,185
Short-term lease cost	818	1,024	826
Variable lease cost	5,598	7,400	5,867
Total lease cost	$30,053	$31,610	$31,878

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$23,622	$22,513	$24,894
Right-of-use assets obtained in exchange for new operating lease liabilities	$15,994	$16,366	$15,894
Weighted-average remaining lease term – operating leases	5.6 years	6.1 years	6.6 years
Weighted-average discount rate – operating leases	5.9%	5.4%	4.8%

Maturities of noncancelable operating lease liabilities as of September 30, 2023 are as follows:

September 30,
(in thousands)	2023
2024	$23,271
2025	22,346
2026	19,694
2027	15,539
2028	11,512
Thereafter	20,808
Total undiscounted lease payments	113,170
Less imputed interest	(17,485)
Total lease liabilities	$95,685

17) Supplemental Disclosure of Cash Flow Information

	Years Ended September 30,
(in thousands)	2023	2022	2021
Cash paid during the period for:
Income taxes, net	$15,130	$17,122	$21,936
Interest	$17,805	$10,077	$8,928

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

19) Earnings per Limited Partner Units

The following table presents the net income allocation and per unit data:

Basic and Diluted Earnings Per Limited Partner:	Years Ended September 30,
(in thousands, except per unit data)	2023	2022	2021
Net income	$31,945	$35,288	$87,737
Less General Partners’ interest in net income	288	281	689
Net income available to limited partners	31,657	35,007	87,048
Less dilutive impact of theoretical distribution of earnings *	2,600	3,230	13,163
Limited Partner’s interest in net income	$29,057	$31,777	$73,885
Per unit data:
Basic and diluted net income available to limited partners	$0.89	$0.94	$2.15
Less dilutive impact of theoretical distribution of earnings *	0.08	0.09	0.33
Limited Partner’s interest in net income under	$0.81	$0.85	$1.82
Weighted average number of Limited Partner units outstanding	35,694	37,384	40,553

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

20) Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
(in thousands - except per unit data)	2022	2023	2023	2023	Total
Sales	$648,187	$737,617	$300,121	$266,937	$1,952,862
Gross profit for product, installation and service	152,551	203,039	64,428	50,733	470,751
Operating income (loss)	23,605	91,515	(29,586)	(22,989)	62,545
Income (loss) before income taxes	19,002	86,294	(33,196)	(26,171)	45,929
Net income (loss)	13,539	62,041	(23,906)	(19,729)	31,945
Limited Partner interest in net income (loss)	13,417	61,479	(23,690)	(19,549)	31,657
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.33	$1.42	$(0.67)	$(0.55)	$0.81

	Three Months Ended
	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
(in thousands - except per unit data)	2021	2022	2022	2022	Total
Sales	$488,270	$782,543	$439,101	$296,644	$2,006,558
Gross profit for product, installation and service	139,628	220,073	77,305	47,224	484,230
Operating income (loss)	22,624	117,245	(11,496)	(67,920)	60,453
Income (loss) before income taxes	20,327	114,279	(14,353)	(71,227)	49,026
Net income (loss)	14,489	81,379	(10,587)	(49,993)	35,288
Limited Partner interest in net income (loss)	14,367	80,682	(10,494)	(49,548)	35,007
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.32	$1.75	$(0.29)	$(1.36)	$0.85

(a)
The sum of the quarters do not add-up to the total due to the weighting of Limited Partner Units outstanding, rounding or the theoretical effects of FASB ASC 260-10-45-60 to Master Limited Partners earnings per unit.

21) Subsequent Events

Quarterly Distribution Declared

In October 2023, we declared a quarterly distribution of $0.1625 per unit, or $0.65 per unit on an annualized basis, on all Common Units with respect to the fourth quarter of fiscal 2023, paid on October 30, 2023, to holders of record on October 20, 2023. The amount of distributions in excess of the minimum quarterly distribution of $0.0675, were distributed in accordance with our Partnership Agreement, subject to management incentive compensation plan. As a result, $5.8 million was paid to the Common Unit holders, $0.3 million to the General Partner unit holders (including $0.3 million of incentive distribution as provided in our Partnership Agreement) and $0.3 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Acquisitions

Subsequent to September 30, 2023, the Company purchased the customer list and assets of two heating oil businesses for an aggregate amount of approximately $2.5 million.

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	September 30,
(in thousands)	2023	2022
Balance Sheets
ASSETS
Current assets
Cash and cash equivalents	$41	$41
Prepaid expenses and other current assets	344	376
Total current assets	385	417
Investment in subsidiaries (a)	263,341	257,554
Total Assets	$263,726	$257,971
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accrued expenses	$2	$56
Total current liabilities	2	56
Partners’ capital	263,724	257,915
Total Liabilities and Partners’ Capital	$263,726	$257,971

(a)
Investments in Star Acquisitions, Inc. and subsidiaries are recorded in accordance with the equity method of accounting.

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2023	2022	2021
Statements of Operations
Revenues	$—	$—	$—
General and administrative expenses	1,607	1,588	1,602
Operating loss	(1,607)	(1,588)	(1,602)
Net loss before equity income	(1,607)	(1,588)	(1,602)
Equity income of Star Acquisitions Inc. and subs	33,552	36,876	89,339
Net income	$31,945	$35,288	$87,737

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2023	2022	2021
Statements of Cash Flows
Cash flows provided by operating activities:
Net cash provided by operating activities (a)	$28,219	$54,005	$66,272
Cash flows provided by investing activities:
Net cash provided by investing activities	—	—	—
Cash flows used in financing activities:
Distributions	(23,744)	(23,192)	(23,448)
Unit repurchase	(4,475)	(30,817)	(42,824)
Net cash used in financing activities	(28,219)	(54,009)	(66,272)
Net decrease in cash	—	(4)	—
Cash and cash equivalents at beginning of period	41	45	45
Cash and cash equivalents at end of period	$41	$41	$45

(a) Includes distributions from subsidiaries	$28,219	$54,005	$66,272

STAR GROUP, L.P. AND SUBSIDIARIES

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2023, 2022, 2021

(in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs & Expenses	Other Changes Add (Deduct)		Balance at End of Year
2023	Allowance for doubtful accounts	$7,755	$9,761	$(9,141)	(a)	$8,375
2022	Allowance for doubtful accounts	$4,779	$5,411	$(2,435)	(a)	$7,755
2021	Allowance for doubtful accounts	$6,121	$(248)	$(1,094)	(a)	$4,779

(a)
Bad debts written off (net of recoveries).