Form 10-Q
period 2024-03-31
STAR GROUP, L.P.
filed 2024-05-01
CIK 1002590

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

At April 30, 2024, the registrant had 35,230,492 Common Units outstanding.

STAR GROUP, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2024	2023
(in thousands)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,063	$45,191
Receivables, net of allowance of $8,896 and $8,375, respectively	198,280	114,079
Inventories	63,293	56,463
Fair asset value of derivative instruments	222	10,660
Weather hedge contract receivable	7,498	—
Prepaid expenses and other current assets	28,574	28,308
Total current assets	309,930	254,701
Property and equipment, net	106,141	105,404
Operating lease right-of-use assets	87,834	90,643
Goodwill	268,360	262,103
Intangibles, net	81,359	76,306
Restricted cash	250	250
Captive insurance collateral	72,811	70,717
Deferred charges and other assets, net	13,067	15,354
Total assets	$939,752	$875,478
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$37,597	$35,609
Revolving credit facility borrowings	29,239	240
Fair liability value of derivative instruments	2,189	118
Current maturities of long-term debt	16,500	20,500
Current portion of operating lease liabilities	18,030	18,085
Accrued expenses and other current liabilities	147,796	115,606
Unearned service contract revenue	72,900	63,215
Customer credit balances	51,276	111,508
Total current liabilities	375,527	364,881
Long-term debt	119,189	127,327
Long-term operating lease liabilities	74,615	77,600
Deferred tax liabilities, net	23,207	25,771
Other long-term liabilities	16,079	16,175
Partners’ capital
Common unitholders	348,382	281,862
General partner	(4,544)	(4,615)
Accumulated other comprehensive loss, net of taxes	(12,703)	(13,523)
Total partners’ capital	331,135	263,724
Total liabilities and partners’ capital	$939,752	$875,478

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per unit data - unaudited)	2024	2023	2024	2023
Sales:
Product	$595,298	$669,212	$1,043,848	$1,239,141
Installations and services	70,734	68,405	150,280	146,663
Total sales	666,032	737,617	1,194,128	1,385,804
Cost and expenses:
Cost of product	389,394	466,267	692,732	885,360
Cost of installations and services	70,592	68,311	145,699	144,854
(Increase) decrease in the fair value of derivative instruments	(11,752)	3,022	7,278	20,658
Delivery and branch expenses	104,085	95,942	198,449	193,878
Depreciation and amortization expenses	7,748	7,626	16,134	15,463
General and administrative expenses	6,887	6,698	13,908	13,554
Finance charge income	(1,253)	(1,764)	(2,024)	(3,083)
Operating income	100,331	91,515	121,952	115,120
Interest expense, net	(3,838)	(4,963)	(7,056)	(9,237)
Amortization of debt issuance costs	(249)	(258)	(499)	(587)
Income before income taxes	96,244	86,294	114,397	105,296
Income tax expense	27,870	24,253	33,044	29,716
Net income	$68,374	$62,041	$81,353	$75,580
General Partner’s interest in net income	620	562	738	684
Limited Partners’ interest in net income	$67,754	$61,479	$80,615	$74,896

Basic and diluted income per Limited Partner Unit (1):	$1.56	$1.42	$1.88	$1.74
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	35,549	35,653	35,571	35,786

(1) See Note 15 - Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands - unaudited)	2024	2023	2024	2023
Net income	$68,374	$62,041	$81,353	$75,580
Other comprehensive income:
Unrealized gain on pension plan obligation	319	382	638	762
Tax effect of unrealized gain on pension plan obligation	(85)	(104)	(160)	(201)
Unrealized gain on captive insurance collateral	263	775	1,195	1,130
Tax effect of unrealized gain on captive insurance collateral	(50)	(164)	(252)	(238)
Unrealized gain (loss) on interest rate hedges	221	(704)	(821)	(1,081)
Tax effect of unrealized gain (loss) on interest rate hedges	(65)	186	220	288
Total other comprehensive income	603	371	820	660
Total comprehensive income	$68,977	$62,412	$82,173	$76,240

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Three Months Ended March 31, 2024
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of December 31, 2023	35,590	326	$288,789	$(4,831)	$(13,306)	$270,652
Net income	—	—	67,754	620	—	68,374
Unrealized gain on pension plan obligation	—	—	—	—	319	319
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(85)	(85)
Unrealized gain on captive insurance collateral	—	—	—	—	263	263
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(50)	(50)
Unrealized gain on interest rate hedges	—	—	—	—	221	221
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(65)	(65)
Distributions	—	—	(5,783)	(333)	—	(6,116)
Retirement of units	(218)	—	(2,378)	—	—	(2,378)
Balance as of March 31, 2024 (unaudited)	35,372	326	$348,382	$(4,544)	$(12,703)	$331,135

	Three Months Ended March 31, 2023
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of December 31, 2022	35,681	326	$281,516	$(3,826)	$(15,317)	$262,373
Net income	—	—	61,479	562	—	62,041
Unrealized gain on pension plan obligation	—	—	—	—	382	382
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(104)	(104)
Unrealized gain on captive insurance collateral	—	—	—	—	775	775
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(164)	(164)
Unrealized loss on interest rate hedges	—	—	—	—	(704)	(704)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	186	186
Distributions	—	—	(5,442)	(289)	—	(5,731)
Retirement of units	(78)	—	(879)	—	—	(879)
Balance as of March 31, 2023 (unaudited)	35,603	326	$336,674	$(3,553)	$(14,946)	$318,175

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Six Months Ended March 31, 2024
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2023	35,603	326	$281,862	$(4,615)	$(13,523)	$263,724
Net income	—	—	80,615	738	—	81,353
Unrealized gain on pension plan obligation	—	—	—	—	638	638
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(160)	(160)
Unrealized gain on captive insurance collateral	—	—	—	—	1,195	1,195
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(252)	(252)
Unrealized loss on interest rate hedges	—	—	—	—	(821)	(821)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	220	220
Distributions	—	—	(11,567)	(667)	—	(12,234)
Retirement of units	(231)	—	(2,528)	—	—	(2,528)
Balance as of March 31, 2024 (unaudited)	35,372	326	$348,382	$(4,544)	$(12,703)	$331,135

	Six Months Ended March 31, 2023
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2022	36,092	326	$277,177	$(3,656)	$(15,606)	$257,915
Net income	—	—	74,896	684	—	75,580
Unrealized gain on pension plan obligation	—	—	—	—	762	762
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(201)	(201)
Unrealized gain on captive insurance collateral	—	—	—	—	1,130	1,130
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(238)	(238)
Unrealized loss on interest rate hedges	—	—	—	—	(1,081)	(1,081)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	288	288
Distributions	—	—	(10,924)	(581)	—	(11,505)
Retirement of units	(489)	—	(4,475)	—	—	(4,475)
Balance as of March 31, 2023 (unaudited)	35,603	326	$336,674	$(3,553)	$(14,946)	$318,175

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
(in thousands - unaudited)	2024	2023
Cash flows provided by (used in) operating activities:
Net income	$81,353	$75,580
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	7,278	20,658
Depreciation and amortization	16,633	16,050
Provision for losses on accounts receivable	3,672	4,768
Change in deferred taxes	(2,756)	(12,379)
Change in weather hedge contracts	(7,498)	(12,500)
Changes in operating assets and liabilities:
Increase in receivables	(87,709)	(124,764)
(Increase) decrease in inventories	(5,473)	11,609
Decrease in other assets	9,708	14,199
Increase (decrease) in accounts payable	2,852	(7,516)
Decrease in customer credit balances	(61,615)	(41,768)
Increase in other current and long-term liabilities	38,376	42,230
Net cash used in operating activities	(5,179)	(13,833)
Cash flows provided by (used in) investing activities:
Capital expenditures	(6,022)	(5,182)
Proceeds from sales of fixed assets	328	539
Proceeds from sale of certain assets	—	2,202
Purchase of investments	(946)	(465)
Acquisitions	(22,577)	(1,193)
Net cash used in investing activities	(29,217)	(4,099)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	79,596	125,601
Revolving credit facility repayments	(50,597)	(75,941)
Term loan repayments	(12,250)	(8,250)
Distributions	(12,234)	(11,505)
Unit repurchases	(2,528)	(4,475)
Customer retainage payments	(719)	(33)
Net cash provided by financing activities	1,268	25,397
Net (decrease) increase in cash, cash equivalents, and restricted cash	(33,128)	7,465
Cash, cash equivalents, and restricted cash at beginning of period	45,441	14,870
Cash, cash equivalents, and restricted cash at end of period	$12,313	$22,335

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

The Company is organized as follows:

•
Star is a limited partnership, which at March 31, 2024, had outstanding 35.4 million Common Units (NYSE: “SGU”), representing a 99.1% limited partner interest in Star, and 0.3 million general partner units, representing a 0.9% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”). Although Star is a partnership, it is taxed as a corporation and its distributions to unitholders are treated as taxable dividends.
•
Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast and Mid-Atlantic U.S. region retail distributor of home heating oil and propane that at March 31, 2024 served approximately 403,700 full service residential and commercial home heating oil and propane customers and 60,800 customers on a delivery only basis. We also sell gasoline and diesel fuel to approximately 26,700 customers. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including approximately 20,700 service contracts for natural gas and other heating systems.
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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Company’s business, the results of operations and cash flows for the six-month period ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive Income

Comprehensive income is comprised of Net income and Other comprehensive income. Other comprehensive income consists of the unrealized gain on amortization on the Company’s pension plan obligation for its two frozen defined benefit pension plans, unrealized gain on available-for-sale investments, unrealized gain (loss) on interest rate hedges and the corresponding tax effects.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2024, the $12.3 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $12.1 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2023, the $45.4 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $45.2 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

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

The Company entered into weather hedge contracts for fiscal years 2023 and 2024. The hedge period runs from November 1 through March 31, taken as a whole. The “Payment Thresholds,” or strikes, are set at various levels and are referenced against degree days for the prior ten year average. Under these contracts, the maximum amount the Company can receive is $12.5 million annually. For the contracts applicable to fiscal 2023, we were additionally obligated to make an annual payment capped at $5.0 million if degree days exceeded the Payment Threshold. This obligation does not exist under the contract applicable to fiscal year 2024.

The temperatures experienced during the hedge period through March 31, 2024 and March 31, 2023 were warmer than the strikes in the weather hedge contracts. As a result at March 31, 2024 and March 31, 2023, the Company reduced delivery and branch expenses and recorded a receivable under those contracts of $7.5 million and $12.5 million, respectively. The amounts were received in full in April 2024 and April 2023, respectively.

For fiscal 2025, the Company entered into weather hedge contracts with the similar hedge period described above. The maximum that the Company can receive is $15.0 million annually and we are additionally obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of March 31, 2024, we had $0.3 million and $15.8 million balances included in the captions “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on our Condensed Consolidated Balance Sheet representing the remaining balance of the NETTI Fund withdrawal liability. As of September 30, 2023, we had $0.3 million and $16.0 million balances reflected in these categories respectively. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of March 31, 2024 and September 30, 2023 was $18.9 million and $18.5 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosure requirements included in ASU No. 2023-07 are required for all public entities, including entities with a single reportable segment. The standard is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The guidance is required to be applied on a retrospective basis. The Company has not determined the timing of adoption and is currently evaluating the impact of the standard on its consolidated financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to income tax disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The standard is effective for fiscal years beginning after December 15, 2024. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company has not determined the timing of adoption and is currently evaluating the impact of the new standard on its consolidated financial statements.

3) Revenue Recognition

The following disaggregates our revenue by major sources for the three and six months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Petroleum Products:
Home heating oil and propane	$508,155	$566,457	$859,369	$1,001,980
Other petroleum products	87,143	102,755	184,479	237,161
Total petroleum products	595,298	669,212	1,043,848	1,239,141
Installations and Services:
Equipment installations	26,224	25,208	60,539	57,997
Equipment maintenance service contracts	29,386	28,961	58,302	57,677
Billable call services	15,124	14,236	31,439	30,989
Total installations and services	70,734	68,405	150,280	146,663
Total Sales	$666,032	$737,617	$1,194,128	$1,385,804

Deferred Contract Costs

We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We defer these costs only when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate. Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period of approximately five years. Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively. At March 31, 2024, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.2 million and $5.4 million, respectively. At September 30, 2023, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.3 million and $5.4 million, respectively. For the six months ended March 31, 2024 we recognized expense of $1.8 million and for the six months ended March 31, 2023 we recognized expense of $2.0 million associated with the amortization of deferred contract costs within “Delivery and branch expenses” in the Condensed Consolidated Statement of Operations.

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts. Contract liabilities are recognized straight-line over the service contract period, generally one year or less. As of March 31, 2024 and September 30, 2023 the Company had contract liabilities of $118.5 million and $170.3 million, respectively. During the six months ended March 31, 2024, the Company recognized $133.2 million of revenue that was included in the September 30, 2023 contract liability balance. During the six months ended March 31, 2023 the Company recognized $117.4 million of revenue that was included in the September 30, 2022 contract liability balance.

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

Changes in the allowance for credit losses are as follows:

(in thousands)	Credit Loss Allowance
Balance at September 30, 2023	$8,375
Current period provision	3,672
Write-offs, net and other	(3,151)
Balance as of March 31, 2024	$8,896

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

The following table shows repurchases under the Repurchase Plan:

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2023 total	25,422	$8.82	20,534	2,568

First quarter fiscal year 2024 total	13	$11.27	13	2,555

January 2024	15	$11.27	15	2,540
February 2024	90	11.03	90	2,450
March 2024	113	10.78	113	2,337
Second quarter fiscal year 2024 total	218	$10.92	218	2,337

April 2024	141	$10.58	141	2,196	(b)

(a)
Amount includes repurchase costs.
(b)
Of the total available for repurchase, approximately 1.9 million units are available for repurchase in open market transactions and approximately 0.3 million units are available for repurchase in privately-negotiated transactions, under the Repurchase Plan.

5) Captive Insurance Collateral

The Company considers all of its captive insurance collateral to be Level 1 available-for-sale investments. Investments at March 31, 2024 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$26,848	$—	$—	$26,848
U.S. Government Sponsored Agencies	32,377	—	(708)	31,669
Corporate Debt Securities	14,696	—	(402)	14,294
Total	$73,921	$—	$(1,110)	$72,811

Investments at September 30, 2023 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$4,335	$—	$—	$4,335
U.S. Government Sponsored Agencies	50,471	—	(1,620)	48,851
Corporate Debt Securities	18,210	12	(691)	17,531
Total	$73,016	$12	$(2,311)	$70,717

Maturities of investments were as follows at March 31, 2024 (in thousands):

Net Carrying Amount
Due within one year	$60,077
Due after one year through five years	12,734
Due after five years through ten years	—
Total	$72,811

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

As of March 31, 2024, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 7.5 million gallons of swap contracts, 3.5 million gallons of call options, 3.5 million gallons of put options, and 35.1 million net gallons of synthetic call options. To hedge its physical inventory on hand, inventory in transit and basis risk, the Company, as of March 31, 2024, held 0.2 million gallons of swap contracts and 13.9 million gallons of short future contracts that settle in future months. To hedge its internal fuel usage and other activities for fiscal 2024 and 2025, the Company held 3.8 million gallons of swap contracts that settle in future months.

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

As of March 31, 2024, the Company has interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $53.8 million, or 39%, of its long term debt. The Company has designated its interest rate swap agreements as cash flow hedging derivatives. To the extent these derivative instruments are effective and the accounting standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) until the underlying hedged item is recognized in earnings. As of March 31, 2024 the fair value of the swap contracts was $0.8 million. As of September 30, 2023, the notional value of the swap contracts was $55.5 million and the fair value of the swap contracts was $1.6 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A. and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At March 31, 2024, the aggregate cash posted as collateral in the normal course of business at counterparties was $2.1 million and recorded in “Prepaid expense and other current assets.” Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of March 31, 2024, $2.2 million hedge positions or payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at March 31, 2024
Commodity contracts	Fair asset and liability value of derivative instruments	$7,671	$—	$7,671
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net and other long-term liabilities, net balances	490	—	490
Commodity contract assets at March 31, 2024		$8,161	$—	$8,161
Liability Derivatives at March 31, 2024
Commodity contracts	Fair asset and liability value of derivative instruments	$(9,638)	$—	$(9,638)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	(491)	—	(491)
Commodity contract liabilities at March 31, 2024		$(10,129)	$—	$(10,129)
Asset Derivatives at September 30, 2023
Commodity contracts	Fair asset and liability value of derivative instruments	$17,891	$—	$17,891
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net and other long-term liabilities, net balances	779	—	779
Commodity contract assets September 30, 2023		$18,670	$—	$18,670
Liability Derivatives at September 30, 2023
Commodity contracts	Fair asset and liability value of derivative instruments	$(7,349)	$—	$(7,349)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	(679)	—	(679)
Commodity contract liabilities September 30, 2023		$(8,028)	$—	$(8,028)

The Company’s commodity derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$1,951	$(1,729)	$222	$—	$—	$222
Long-term derivative assets included in deferred charges and other assets, net	124	(84)	40	—	—	40
Fair liability value of derivative instruments	5,720	(7,909)	(2,189)	—	—	(2,189)
Long-term derivative liabilities included in other long-term liabilities, net	366	(407)	(41)	—	—	(41)
Total at March 31, 2024	$8,161	$(10,129)	$(1,968)	$—	$—	$(1,968)
Fair asset value of derivative instruments	$17,815	$(7,155)	$10,660	$—	$—	$10,660
Long-term derivative assets included in deferred charges and other assets, net	567	(452)	115	—	—	115
Fair liability value of derivative instruments	76	(194)	(118)	—	—	(118)
Long-term derivative liabilities included in other long-term liabilities, net	212	(227)	(15)	—	—	(15)
Total at September 30, 2023	$18,670	$(8,028)	$10,642	$—	$—	$10,642

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023
Commodity contracts	Cost of product (a)	$13,386	$13,954	$18,109	$5,012
Commodity contracts	Cost of installations and service (a)	$(55)	$39	$(41)	$79
Commodity contracts	Delivery and branch expenses (a)	$(517)	$349	$(909)	$149
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$(11,752)	$3,022	$7,278	$20,658

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

7) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	March 31, 2024	September 30, 2023
Product	$40,948	$33,994
Parts and equipment	22,345	22,469
Total inventory	$63,293	$56,463

8) Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	March 31, 2024	September 30, 2023
Property and equipment	$249,550	$244,816
Less: accumulated depreciation and amortization	143,409	139,412
Property and equipment, net	$106,141	$105,404

9) Business Combinations and Divestitures

During the six months ended March 31, 2024 the Company acquired one propane and three heating oil businesses for an aggregate purchase price of approximately $22.6 million in cash. The gross purchase price was allocated $14.4 million to intangible assets, $6.3 million to goodwill, $2.8 million to fixed assets and reduced by $0.9 million of negative working capital. The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition date, and are not material to the Company’s financial condition, results of operations, or cash flows.

During the six months ended March 31, 2023, the Company sold certain assets for cash proceeds of $2.2 million and acquired two heating oil businesses for an aggregate purchase price of approximately $1.2 million in cash. The gross purchase price was allocated $1.7 million to intangible assets, $0.2 million to goodwill, $0.2 million to fixed assets and reduced by $0.9 million of negative working capital.

10) Goodwill and Intangible Assets, net

Goodwill

A summary of changes in Company’s goodwill is as follows (in thousands):

Balance as of September 30, 2023	$262,103
Fiscal year 2024 business combinations	6,257
Balance as of March 31, 2024	$268,360

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	March 31, 2024			September 30, 2023
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$431,540	$366,827	$64,713	$418,190	$358,855	$59,335
Trade names and other intangibles	41,723	25,077	16,646	41,782	24,811	16,971
Total	$473,263	$391,904	$81,359	$459,972	$383,666	$76,306

Amortization expense for intangible assets was $9.4 million for the six months ended March 31, 2024, compared to $8.6 million for the six months ended March 31, 2023.

11) Long-Term Debt and Bank Facility Borrowings

The Company’s debt is as follows (in thousands):

	March 31,		September 30,
	2024		2023
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$29,239	$29,239	$240	$240
Senior Secured Term Loan (b)	135,689	136,250	147,827	148,500
Total debt	$164,928	$165,489	$148,067	$148,740
Total short-term portion of debt	$45,739	$45,739	$20,740	$20,740
Total long-term portion of debt (b)	$119,189	$119,750	$127,327	$128,000

(a)
The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)
Carrying amounts are net of unamortized debt issuance costs of $0.6 million as of March 31, 2024 and $0.7 million as of September 30, 2023.

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

All amounts outstanding under the sixth amended and restated revolving credit facility become due and payable on the facility termination date of July 6, 2027. The Term Loan is repayable in quarterly payments of $4.1 million, the first of which was made December 30, 2022, plus an annual payment equal to 25% of the annual Excess Cash Flow as defined in the credit agreement (an amount not to exceed $8.5 million annually), less certain voluntary prepayments made during the year, with final payment at maturity. In the first quarter of 2024, the Company repaid $4.0 million of additional loan repayments due to Excess Cash Flow related to fiscal 2023. There was no additional loan repayments due to Excess Cash Flow in the first quarter of fiscal 2023 related to fiscal 2022.

The interest rate on the revolving credit facility and the term loan is based on a margin over Adjusted Term Secured Overnight Financing Rate ("SOFR") or a base rate. At March 31, 2024, the effective interest rate on the term loan (considering the impact of interest rate hedges) and revolving credit facility borrowings was approximately 7.2% and 7.5%, respectively, compared to 6.6% and 6.3%, respectively at September 30, 2023.

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

On September 26, 2023, the Company signed a first amendment (the “Amendment”) to its Sixth Amended and Restated Credit Agreement with a group of banks, which provides temporary relief from certain financial covenants under the Credit Agreement that must be satisfied in order for the Company to make distributions and unit repurchases or, if availability under the Credit Agreement drops below a minimum threshold due to, among other things, the Company making acquisitions. In particular, the Amendment reduces the minimum fixed charge coverage ratio for distributions and unit repurchases during the period commencing October 31, 2023 and ending February 27, 2024 (the “Relief Period”) from 1.15 down to 1.00. The Amendment also reduces the minimum fixed charge coverage ratio that must be maintained by the Company if availability under the under the Credit Agreement drops below 12.5% of the facility size during the Relief Period from 1.10 down to 1.00. The Company’s fixed charge coverage ratio as of December 31, 2023 was 1.39 to 1.00.

Certain restrictions are also imposed by the sixth amended and restated credit agreement, including restrictions on the Company’s ability to incur additional indebtedness, to pay distributions to unitholders, to pay certain inter-company dividends or distributions, repurchase units, make investments, grant liens, sell assets, make acquisitions and engage in certain other activities.

At March 31, 2024, $136.3 million of the Term Loan was outstanding, $29.2 million was outstanding under the revolving credit facility, $2.2 million hedge positions were secured under the credit agreement, and $3.2 million of letters of credit were issued and outstanding. At September 30, 2023, $148.5 million of the term loan was outstanding, $0.2 million was outstanding under the revolving credit facility, $0.1 million hedge positions were secured under the credit agreement and $3.2 million of letters of credit were issued and outstanding.

At March 31, 2024, availability was $221.8 million, and the Company was in compliance with the financial covenants. At September 30, 2023, availability was $202.1 million, and the Company was in compliance with the financial covenants. The amount of availability is impacted by several factors, including: outstanding debt, the valuation of our customer list, and accounts receivable and inventory balances. Each year, during the third quarter, the valuation of our customer list is re-evaluated based on the Company's performance.

12) Income Taxes

The accompanying financial statements are reported on a fiscal year, however, the Company and its corporate subsidiaries file Federal and State income tax returns on a calendar year.

The current and deferred income tax expense for the three and six months ended March 31, 2024 and March 31, 2023 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2024	2023	2024	2023
Income before income taxes	$96,244	$86,294	$114,397	$105,296
Current income tax expense	29,035	35,408	35,800	42,095
Deferred income tax benefit	(1,165)	(11,155)	(2,756)	(12,379)
Total income tax expense	$27,870	$24,253	$33,044	$29,716

At March 31, 2024, we did not have unrecognized income tax benefits.

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

13) Supplemental Disclosure of Cash Flow Information

	Six Months Ended
Cash paid during the period for:	March 31,
(in thousands)	2024	2023
Income taxes, net	$5,882	$6,881
Interest	$8,313	$9,863

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

15) Earnings Per Limited Partner Unit

The following table presents the net income allocation and per unit data:

	Three Months Ended		Six Months Ended
Basic and Diluted Earnings Per Limited Partner:	March 31,		March 31,
(in thousands, except per unit data)	2024	2023	2024	2023
Net income	$68,374	$62,041	$81,353	$75,580
Less General Partner’s interest in net income	620	562	738	684
Net income available to limited partners	67,754	61,479	80,615	74,896
Less dilutive impact of theoretical distribution of earnings *	12,164	10,990	13,752	12,714
Limited Partner’s interest in net income	$55,590	$50,489	$66,863	$62,182
Per unit data:
Basic and diluted net income available to limited partners	$1.91	$1.72	$2.27	$2.09
Less dilutive impact of theoretical distribution of earnings *	0.35	0.30	0.39	0.35
Limited Partner’s interest in net income	$1.56	$1.42	$1.88	$1.74
Weighted average number of Limited Partner units outstanding	35,549	35,653	35,571	35,786

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

16) Subsequent Events

Quarterly Distribution Declared

In April 2024, we declared a quarterly distribution of $0.1725 per unit, or $0.69 per unit on an annualized basis, on all Common Units with respect to the second quarter of fiscal 2024, paid on May 8, 2024, to holders of record on April 29, 2024. The amount of distributions in excess of the minimum quarterly distribution of $0.0675 are distributed in accordance with our Partnership Agreement, subject to the management incentive compensation plan. As a result, $6.1 million was paid to the Common Unit holders, $0.4 million to the General Partner unit holders (including $0.4 million of incentive distribution as provided in our Partnership Agreement) and $0.4 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Units Repurchased and Retired

In April 2024, in accordance with the Repurchase Plan, the Company repurchased and retired approximately 0.1 million Common Units at an average price paid of $10.58 per unit.

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

	Fiscal 2024 (a)		Fiscal 2023		Fiscal 2022		Fiscal 2021		Fiscal 2020
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$2.51	$3.22	$2.78	$4.55	$2.06	$2.59	$1.08	$1.51	$1.86	$2.05
March 31	2.53	2.96	2.61	3.55	2.36	4.44	1.46	1.97	0.95	2.06
June 30	—	—	2.23	2.73	3.27	5.14	1.77	2.16	0.61	1.22
September 30	—	—	2.38	3.48	3.13	4.01	1.91	2.34	1.08	1.28

(a) On April 30, 2024, the NYMEX ultra low sulfur diesel contract closed at $2.51 per gallon or $0.27 per gallon lower than the average of $2.78 through the first six months of Fiscal 2024.

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

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2024	$31,447	$29,239
2025	26,242	24,186
2026	21,429	23,170
2027	19,111	21,114
2028	15,394	19,749
2029	13,356	17,021

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

The Company entered into weather hedge contracts for fiscal years 2023 and 2024. The hedge period runs from November 1 through March 31, taken as a whole. The “Payment Thresholds,” or strikes, are set at various levels and are referenced against degree days for the prior ten year average. Under these contracts the maximum amount the Company can receive is $12.5 million annually. For the contracts applicable to fiscal 2023, we were additionally obligated to make an annual payment capped at $5.0 million if degree days exceeded the Payment Threshold. This obligation does not exist under the contract applicable to fiscal year 2024.

The temperatures experienced during the hedge period through March 31, 2024 and March 31, 2023 were warmer than the strikes in the weather hedge contracts. As a result at March 31, 2024 and March 31, 2023, the Company reduced delivery and branch expenses and recorded a receivable under those contracts of $7.5 million and $12.5 million, respectively. The amounts were received in full in April 2024 and April 2023.

For fiscal 2025, the Company entered into weather hedge contracts with the similar hedge period described above. The maximum that the Company can receive is $15.0 million annually and we are additionally obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold. If we had this same amount of coverage in place during fiscal 2024 we would have been paid an additional $7.5 million more than fiscal 2024.

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2024			2023			2022
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	17,100	17,800	(700)	26,500	19,500	7,000	19,800	18,500	1,300
Second Quarter	9,300	14,400	(5,100)	9,300	18,100	(8,800)	12,700	17,300	(4,600)
Third Quarter	—	—	—	5,300	12,600	(7,300)	6,400	14,300	(7,900)
Fourth Quarter	—	—	—	8,900	14,600	(5,700)	11,400	15,800	(4,400)
Total	26,400	32,200	(5,800)	50,000	64,800	(14,800)	50,300	65,900	(15,600)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2024			2023			2022
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	4.3%	4.5%	(0.2%)	6.4%	4.7%	1.7%	4.7%	4.4%	0.3%
Second Quarter	2.3%	3.6%	(1.3%)	2.2%	4.3%	(2.1%)	3.0%	4.1%	(1.1%)
Third Quarter	—	—	—	1.3%	3.1%	(1.8%)	1.5%	3.4%	(1.9%)
Fourth Quarter	—	—	—	2.1%	3.5%	(1.4%)	2.7%	3.7%	(1.0%)
Total	6.6%	8.1%	(1.5%)	12.0%	15.6%	(3.6%)	11.9%	15.6%	(3.7%)

For the six months ended March 31, 2024, the Company lost 5,800 accounts (net), or 1.5% of its home heating oil and propane customer base, compared to 1,800 accounts lost (net), or 0.4% of its home heating and oil propane customer base in the prior year comparable period. Gross customer gains were 9,400 less than the prior year's comparable period primarily due to market conditions with regard to physical supply in the first quarter of fiscal 2023 that did not repeat in the current fiscal year, warmer weather and less customer move-ins. Gross customer losses were 5,400 less due to a reduction in the number of customer relocations and other factors.

During the six months ended March 31, 2024, we estimate that we lost 0.7% of our home heating oil and propane accounts to natural gas and electricity conversions versus 0.9% for the six months ended March 31, 2023 and 0.8% for the six months ended March 31, 2022. Losses to natural gas and electricity in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates.

Acquisitions

The timing of acquisitions and the types of products sold by acquired companies impact year-over-year comparisons. During the six months ended March 31, 2024, the Company acquired one propane and three heating oil businesses for approximately $22.6 million. During fiscal 2023 the Company acquired one propane and two heating oil businesses for approximately $19.8 million. The following tables detail the Company’s acquisition activity and the associated volume sold during the 12-month period prior to the date of acquisition.

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

Three Months Ended March 31, 2024

Compared to the Three Months Ended March 31, 2023

Volume

For the three months ended March 31, 2024, retail volume of home heating oil and propane sold decreased by 4.0 million gallons, or 3.3%, to 117.1 million gallons, compared to 121.1 million gallons for the three months ended March 31, 2023. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended March 31, 2024 were 6.9% colder than the three months ended March 31, 2023 and 15.2% warmer than normal, as reported by NOAA. For the twelve months ended March 31, 2024, net customer attrition for the base business was 4.5%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended March 31, 2023	121.1
Net customer attrition	(6.3)
Impact of colder temperatures	8.8
Acquisitions	2.1
Other (a)	(8.6)
Change	(4.0)
Volume - Three months ended March 31, 2024	117.1

(a) Primarily represents changes in delivery timing.

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended March 31, 2024, compared to the three months ended March 31, 2023

	Three Months Ended
Customers	March 31, 2024	March 31, 2023
Residential Variable	42.7%	42.8%
Residential Price-Protected (Ceiling and Fixed Price)	43.9%	45.0%
Commercial/Industrial	13.4%	12.2%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold decreased by 3.0 million gallons, or 9.1%, to 30.2 million gallons for the three months ended March 31, 2024, compared to 33.2 million gallons for the three months ended March 31, 2023.

Product Sales

For the three months ended March 31, 2024, product sales decreased by $73.9 million, or 11.0%, to $595.3 million, compared to $669.2 million for the three months ended March 31, 2023, due to a decrease in average selling prices and a decrease in total volume sold of 4.6%. Selling prices decreased largely due to a decrease in wholesale product cost of $0.3775 per gallon, or 12.5%, compared to the three months ended March 31, 2023. Product volumes and wholesale product cost include heating oil, propane, motor fuels and other petroleum products.

Installations and Service

For the three months ended March 31, 2024, installation and service revenue increased by $2.3 million, or 3.4%, to $70.7 million, compared to $68.4 million for the three months ended March 31, 2023 driven by an increase in service revenue.

Cost of Product

For the three months ended March 31, 2024, cost of product decreased $76.9 million, or 16.5%, to $389.4 million, compared to $466.3 million for the three months ended March 31, 2023, due to a decrease in wholesale product cost of $0.3775 per gallon, or 12.5%, and a decrease in total volume sold of 4.6%. Product volumes and wholesale product cost include heating oil, propane, motor fuels and other petroleum products.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended March 31, 2024 increased by $0.0839 per gallon, or 5.3%, to $1.6768 per gallon, from $1.5929 per gallon during the three months ended March 31, 2023. Going forward, we cannot assume that per gallon margins realized during the three months ended March 31, 2024 are sustainable especially with the volatility in heating oil and propane costs. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	March 31, 2024		March 31, 2023
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	117.1		121.1
Sales	$508.2	$4.3391	$566.5	$4.6767
Cost	$311.8	$2.6623	$373.5	$3.0838
Gross Profit	$196.4	$1.6768	$193.0	$1.5929

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	30.2		33.2
Sales	$87.1	$2.8876	$102.7	$3.0949
Cost	$77.6	$2.5719	$92.8	$2.7935
Gross Profit	$9.5	$0.3157	$9.9	$0.3014

Total Product	Amount (in millions)	Amount (in millions)
Sales	$595.3	$669.2
Cost	$389.4	$466.3
Gross Profit	$205.9	$202.9

For the three months ended March 31, 2024, total product gross profit was $205.9 million, which was $3.0 million, or 1.5%, higher than the three months ended March 31, 2023, due to an increase in home heating oil and propane margins ($9.8 million) that was partially offset by a decrease in home heating oil and propane volume sold ($6.4 million) and decrease in gross profit from other petroleum products ($0.4 million).

Cost of Installations and Service

Total installation costs for the three months ended March 31, 2024 increased by $0.3 million or 1.8%, to $21.7 million, compared to $21.4 million of installation costs for the three months ended March 31, 2023. This increase was largely due to higher installation sales. Installation costs as a percentage of installation sales were 82.9% for the three months ended March 31, 2024 and 84.8% for the three months ended March 31, 2023. Gross profit from installation increased by $0.7 million.

Service expense increased by $1.9 million, or 4.1%, to $48.8 million for the three months ended March 31, 2024, representing 109.7% of service sales, versus $46.9 million, or 108.6% of service sales, for the three months ended March 31, 2023. The colder temperatures drove an increase in service calls and related expenses. In addition, a large proportion of our service expenses are incurred under fixed-fee prepaid service contract arrangements, therefore trends in service expenses may not directly correlate to trends in the related revenues. Gross loss from service decreased by $0.6 million.

We realized a combined gross profit from service and installation of $0.1 million for the three months ended March 31, 2024 compared to a gross profit of $0.1 million for the three months ended March 31, 2023.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended March 31, 2024, the change in the fair value of derivative instruments resulted in an $11.8 million credit due to an increase in the market value for unexpired hedges (a $0.7 million credit) and an $11.1 million credit due to the expiration of certain hedged positions.

During the three months ended March 31, 2023, the change in the fair value of derivative instruments resulted in a $3.0 million charge due to a decrease in the market value for unexpired hedges (an $11.5 million charge), partially offset by an $8.5 million credit due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the three months ended March 31, 2024, delivery and branch expense increased $8.2 million, or 8.5%, to $104.1 million, compared to $95.9 million for the three months ended March 31, 2023. During the quarter ended March 31, 2024, the company recorded a benefit under the weather hedge of $6.5 million compared to a benefit of $12.9 million in the quarter ended March 31, 2023 that accounts for an increase in expense of $6.4 million. The increase was also driven by $1.8 million of acquisition related expenses. In the base business a $1.0 million increase in insurance expenses due to increasing premiums and expected claim costs and $0.7 million of other next expense increases was partially offset by a $1.7 million, or 4.6% reduction in delivery expenses due to the 3.3% decline in home heating oil and propane volume.

Depreciation and Amortization Expenses

For the three months ended March 31, 2024, depreciation and amortization expenses increased $0.1 million, or 1.6%, to $7.7 million, compared to $7.6 million for the three months ended March 31, 2023, primarily due to acquisitions.

General and Administrative Expenses

For the three months ended March 31, 2024, general and administrative expenses increased by $0.2 million or 2.8%, to $6.9 million, from $6.7 million for the three months ended March 31, 2023, due to a $0.4 million reduction in the gain on sale of fixed assets that was partially offset by $0.2 million of other net expense decreases.

Finance Charge Income

For the three months ended March 31, 2024, finance charge income decreased by $0.5 million or 28.9% to $1.3 million, from $1.8 million for the three months ended March 31, 2023, due to less late customer payment charges received on aged receivables that was partially driven by the reduction in sales.

Interest Expense, Net

For the three months ended March 31, 2024, net interest expense decreased by $1.2 million, or 22.7%, to $3.8 million compared to $5.0 million for the three months ended March 31, 2023. The year-over-year change was driven by a decrease in average borrowings of $75.7 million from $276.5 million for the three months ended March 31, 2023 to $200.8 million for the three months ended March 31, 2024 that was partially offset by an increase in the weighted average interest rate from 6.3% for the three months ended March 31, 2023 to 7.1% for the three months ended March 31, 2024. To hedge against rising interest rates, the Company utilizes interest rate swaps. At March 31, 2024, approximately 39% of borrowings under Star's variable-rate long term debt were not subject to interest rate increases as a result of interest rate swaps.

Amortization of Debt Issuance Costs

For the three months ended March 31, 2024, amortization of debt issuance cost decreased to $0.2 million from $0.3 million for the three months ended March 31, 2023.

Income Tax Expense

For the three months ended March 31, 2024, the Company’s income tax expense increased by $3.6 million to $27.9 million, from $24.3 million for the three months ended March 31, 2023. The increase in the income tax expense was driven by a $10.0 million increase in income before income taxes and increase in the effective income tax rate from 28.1% for the three months ended March 31, 2023 to 29.0% for the three months ended March 31, 2024 due primarily to an increase in state income taxes.

Net Income

For the three months ended March 31, 2024, Star’s net income increased $6.3 million, to $68.4 million, compared to the three months ended March 31, 2023, primarily due to a favorable change in the fair value of derivative instruments of $14.8 million and a $1.2 million decrease in interest expense that was partially offset by a $5.8 million decrease in Adjusted EBITDA and a $3.6 million increase in income tax expense.

Adjusted EBITDA

For the three months ended March 31, 2024, Adjusted EBITDA decreased $5.8 million, to $96.3 million, compared to the three months ended March 31, 2023, as an increase in home heating oil and propane per gallon margins was more than offset by a 4.0 million gallon decrease in home heating oil and propane volume sold and a decrease in the weather hedge benefit of $6.4 million recorded for the quarter as compared to the prior year.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income, as an indicator of operating performance, or as an alternative to cash flow, as a measure of liquidity or ability to service debt obligations, but provides additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income	$68,374	$62,041
Plus:
Income tax expense	27,870	24,253
Amortization of debt issuance costs	249	258
Interest expense, net	3,838	4,963
Depreciation and amortization	7,748	7,626
EBITDA (a)	108,079	99,141
(Increase) / decrease in the fair value of derivative instruments	(11,752)	3,022
Adjusted EBITDA (a)	96,327	102,163
Add / (subtract)
Income tax expense	(27,870)	(24,253)
Interest expense, net	(3,838)	(4,963)
Provision for losses on accounts receivable	3,023	3,722
Increase in accounts receivables	(14,119)	(9,600)
Decrease in inventories	21,332	40,326
Decrease in customer credit balances	(39,763)	(27,068)
Change in deferred taxes	(1,165)	(11,155)
Change in other operating assets and liabilities	21,202	9,736
Net cash provided by operating activities	$55,129	$78,908
Net cash used in investing activities	$(23,342)	$(2,013)
Net cash used in financing activities	$(39,649)	$(77,401)

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

Six Months Ended March 31, 2024

Compared to the Six Months Ended March 31, 2023

Volume

For the six months ended March 31, 2024, retail volume of home heating oil and propane sold decreased by 13.0 million gallons, or 6.2%, to 197.3 million gallons, compared to 210.3 million gallons for the six months ended March 31, 2023. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the six months ended March 31, 2024 were 0.2% warmer than the six months ended March 31, 2023 and 14.7% warmer than normal, as reported by NOAA. For the twelve months ended March 31, 2024, net customer attrition for the base business was 4.5%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Six months ended March 31, 2023	210.3
Net customer attrition	(10.9)
Impact of warmer temperatures	(0.3)
Acquisitions	2.9
Sale of certain assets	(0.1)
Other	(4.6)
Change	(13.0)
Volume - Six months ended March 31, 2024	197.3

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the six months ended March 31, 2024, compared to the six months ended March 31, 2023:

	Six Months Ended
Customers	March 31, 2024	March 31, 2023
Residential Variable	42.5%	42.8%
Residential Price-Protected (Ceiling and Fixed Price)	43.8%	44.5%
Commercial/Industrial	13.7%	12.7%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold decreased by 6.3 million gallons, or 9.2%, to 62.5 million gallons for the six months ended March 31, 2024, compared to 68.8 million gallons for the six months ended March 31, 2023.

Product Sales

For the six months ended March 31, 2024, product sales decreased by $0.2 billion, or 15.8%, to $1.0 billion, compared to $1.2 billion for the six months ended March 31, 2023, due to a decrease in average selling prices and a decrease in total volume sold of 6.9%. Selling prices decreased largely due to a decrease in wholesale product cost of $0.5048 per gallon, or 15.9%, compared to the six months ended March 31, 2023. Product volumes and wholesale product cost include heating oil, propane, motor fuels and other petroleum products.

Installations and Service

For the six months ended March 31, 2024, installation and service revenue increased by $3.6 million, or 2.5%, to $150.3 million, compared to $146.7 million for the six months ended March 31, 2023 driven by an increase in installation sales.

Cost of Product

For the six months ended March 31, 2024, cost of product decreased $192.7 million, or 21.8%, to $692.7 million, compared to $885.4 million for the six months ended March 31, 2023, due to a decrease in wholesale product cost of $0.5048 per gallon, or 15.9% and a decrease in total volume sold of 6.9%. Product volumes and wholesale product cost include heating oil, propane, motor fuels and other petroleum products.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the six months ended March 31, 2024 increased by $0.1037 per gallon, or 6.6%, to $1.6764 per gallon, from $1.5727 per gallon during the six months ended March 31, 2023. Going forward, we cannot assume that per gallon margins realized during the six months ended March 31, 2024 are sustainable especially with the volatility in heating oil and propane costs. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Six Months Ended
	March 31, 2024		March 31, 2023
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	197.3		210.3
Sales	$859.4	$4.3567	$1,002.0	$4.7637
Cost	$528.7	$2.6803	$671.2	$3.1910
Gross Profit	$330.7	$1.6764	$330.8	$1.5727

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	62.5		68.8
Sales	$184.4	$2.9495	$237.2	$3.4446
Cost	$164.0	$2.6228	$214.2	$3.1107
Gross Profit	$20.4	$0.3267	$23.0	$0.3339

Total Product	Amount (in millions)	Amount (in millions)
Sales	$1,043.8	$1,239.2
Cost	$692.7	$885.4
Gross Profit	$351.1	$353.8

For the six months ended March 31, 2024, total product gross profit was $351.1 million, which was $2.7 million, or 0.8%, lower than the six months ended March 31, 2023, due to a decrease in home heating oil and propane volume sold ($20.6 million) and decrease in gross profit from other petroleum products ($2.6 million), that was partially offset by an increase in home heating oil and propane margins ($20.5 million).

Cost of Installations and Service

Total installation costs for the six months ended March 31, 2024 increased by $1.1 million or 2.3%, to $49.2 million, compared to $48.1 million of installation costs for the six months ended March 31, 2023. This increase was largely due to higher installation sales. Installation costs as a percentage of installation sales were 81.3% for the six months ended March 31, 2024 and 83.0% for the six months ended March 31, 2023. Gross profit from installation increased by $1.4 million.

Service expense decreased by $0.2 million, or 0.3%, to $96.5 million for the six months ended March 31, 2024, representing 107.5% of service sales, versus $96.7 million, or 109.1% of service sales, for the six months ended March 31, 2023. The warmer temperatures drove a decrease in service calls and related expenses. In addition, a large proportion of our service expenses are incurred under fixed-fee prepaid service contract arrangements, therefore trends in service expenses may not directly correlate to trends in the related revenues. Gross loss from service decreased by $1.4 million.

We realized a combined gross profit from service and installation of $4.6 million for the six months ended March 31, 2024 compared to a gross profit of $1.8 million for the six months ended March 31, 2023, a $2.8 million increase.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the six months ended March 31, 2024, the change in the fair value of derivative instruments resulted in a $7.3 million charge due to a decrease in the market value for unexpired hedges (a $3.5 million charge) and a $3.8 million charge due to the expiration of certain hedged positions.

During the six months ended March 31, 2023, the change in the fair value of derivative instruments resulted in a $20.7 million charge due to a decrease in the market value for unexpired hedges (a $13.5 million charge) and a $7.2 million charge due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the six months ended March 31, 2024, delivery and branch expense increased $4.5 million, or 2.4%, to $198.4 million, compared to $193.9 million for the six months ended March 31, 2023. During the six months ended March 31, 2024, the company recorded a benefit under the weather hedge of $7.5 million compared to a benefit of $12.5 million during the six months ended March 31, 2023 that accounts for a $5.0 million increase in expense. The increase was also driven by $2.7 million of acquisition related expenses and was partially offset by a $3.2 million, or 1.6% reduction in base business expenses. The decrease in the base business was driven by a $4.9 million, or 7.1% reduction in delivery expenses due to the 6.2% decline in home heating oil and propane volume, and other expense reductions of $1.2 million These decreases in the base business were partially offset by an increase in insurance expenses of $2.9 million due to increasing premiums and expected claim costs.

Depreciation and Amortization Expenses

For the six months ended March 31, 2024, depreciation and amortization expenses increased $0.7 million, or 4.3%, to $16.1 million, compared to $15.5 million for the six months ended March 31, 2023, primarily due to acquisitions.

General and Administrative Expenses

For the six months ended March 31, 2024, general and administrative expenses increased by $0.3 million or 2.6%, to $13.9 million, from $13.6 million for the six months ended March 31, 2023, due to a $0.4 million reduction in the gain on the sale of fixed assets and a $0.4 million increase in salaries and benefits expenses that were partially offset by a $0.4 million decrease in profit sharing expense and $0.1 million of other net expense decreases. The Company accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees. This amount is payable when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool adjusts accordingly based on Adjusted EBITDA levels achieved.

Finance Charge Income

For the six months ended March 31, 2024, finance charge income decreased by $1.1 million or 34.3% to $2.0 million, from $3.1 million for the six months ended March 31, 2023, due to less late customer payment charges received on aged receivables that was partially driven by the reduction in sales.

Interest Expense, Net

For the six months ended March 31, 2024, net interest expense decreased by $2.1 million, or 23.6%, to $7.1 million compared to $9.2 million for the six months ended March 31, 2023. The year-over-year change was driven by a decrease in average borrowings of $81.6 million from $260.2 million for the six months ended March 31, 2023 to $178.6 million for the six months ended March 31, 2024 that was partially offset by an increase in the weighted average interest rate from 6.2% for the six months ended March 31, 2023 to 7.2% for the six months ended March 31, 2024. To hedge against rising interest rates, the Company utilizes interest rate swaps. At March 31, 2024, approximately 39% of borrowings under Star's variable-rate long term debt were not subject to interest rate increases as a result of interest rate swaps.

Amortization of Debt Issuance Costs

For the six months ended March 31, 2024, amortization of debt issuance cost decreased to $0.5 million from $0.6 million for the six months ended March 31, 2023.

Income Tax Expense

For the six months ended March 31, 2024, the Company’s income tax expense increased by $3.3 million to $33.0 million, from $29.7 million for the six months ended March 31, 2023. The increase in the income tax expense was driven by a $9.1 million increase in income before income taxes and increase in the effective income tax rate from 28.2% for the six months ended March 31, 2023 to 28.9% for the six months ended March 31, 2024 due primarily to an increase in state income taxes.

Net Income

For the six months ended March 31, 2024, Star’s net income increased $5.8 million, to $81.4 million, compared to the six months ended March 31, 2023, primarily due to a favorable change in the fair value of derivative instruments of $13.4 million and a $2.1 million decrease in interest expense that was partially offset by a $5.9 million reduction in Adjusted EBITDA, a $3.3 million increase in income tax expense and a $0.7 million increase in depreciation and amortization expenses.

Adjusted EBITDA

For the six months ended March 31, 2024, Adjusted EBITDA decreased $5.9 million to $145.4 million, compared to the six months ended March 31, 2023, as an increase in home heating oil and propane per gallon margins and an increase in service and installation profitability was more than offset by a 13.0 million gallon decrease in home heating oil and propane volume sold and a decrease in the weather hedge benefit of $5.0 million compared to the prior year.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income, as an indicator of operating performance, or as an alternative to cash flow, as a measure of liquidity or ability to service debt obligations, but provides additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Six Months Ended March 31,
(in thousands)	2024	2023
Net income	$81,353	$75,580
Plus:
Income tax expense	33,044	29,716
Amortization of debt issuance costs	499	587
Interest expense, net	7,056	9,237
Depreciation and amortization	16,134	15,463
EBITDA (a)	138,086	130,583
(Increase) / decrease in the fair value of derivative instruments	7,278	20,658
Adjusted EBITDA (a)	145,364	151,241
Add / (subtract)
Income tax expense	(33,044)	(29,716)
Interest expense, net	(7,056)	(9,237)
Provision for losses on accounts receivable	3,672	4,768
Increase in accounts receivables	(87,709)	(124,764)
(Increase) decrease in inventories	(5,473)	11,609
Decrease in customer credit balances	(61,615)	(41,768)
Change in deferred taxes	(2,756)	(12,379)
Change in other operating assets and liabilities	43,438	36,413
Net cash used in operating activities	$(5,179)	$(13,833)
Net cash used in investing activities	$(29,217)	$(4,099)
Net cash provided by financing activities	$1,268	$25,397

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

During the six months ended March 31, 2024, cash used in operating activities decreased $8.7 million, to $5.2 million, compared to $13.8 million during the six months ended March 31, 2023. The decrease was driven by an increase in collection of trade receivables on a comparable basis (including accounts receivable and customer credit balance accounts) of $17.2 million and $6.5 million increase in cash flows from operations. Further, we paid $5.2 million less in payroll taxes in the first fiscal quarter of 2024 versus the first fiscal quarter of 2023 as the result of deferring payment of certain payroll tax withholdings in first quarter of fiscal 2021 to the first fiscal quarter of fiscal 2023. These benefits to cash flows from operations were partially offset by a $10.9 million increase in cash required to purchase product inventory, a $5.8 million decrease in collection of derivative settlement receivables on a comparative basis and $3.5 million of other net changes in working capital.

Investing Activities

During the six months ended March 31, 2024, the Company acquired one propane and three heating oil businesses for an aggregate price of approximately $22.6 million in cash. The gross purchase price was allocated $14.4 million to intangible assets, $6.3 million to goodwill, $2.8 million to fixed assets and reduced by $0.9 million of negative working capital.

Our capital expenditures for the six months ended March 31, 2024 totaled $6.0 million, as we invested in computer hardware and software ($0.9 million), refurbished certain physical plants ($1.3 million), expanded our propane operations ($0.8 million) and made additions to our fleet and other equipment ($3.0 million).

During the six months ended March 31, 2024, $0.9 million of earnings were reinvested into an irrevocable trust established in connection with our captive insurance company. The cash deposited into the trust is shown on our balance sheet as captive insurance collateral and, correspondingly, reduced cash on our balance sheet. We believe that investments into the irrevocable trust lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

During the six months ended March 31, 2023, the Company sold certain assets for cash proceeds of $2.2 million and acquired two heating oil businesses for an aggregate price of approximately $1.2 million in cash. The gross purchase price was allocated $1.7 million to intangible assets, $0.2 million to goodwill, $0.2 million to fixed assets and reduced by $0.9 million of negative working capital.

Our capital expenditures for the six months ended March 31, 2023 totaled $5.2 million, as we invested in computer hardware and software ($0.4 million), refurbished certain physical plants ($0.5 million), expanded our propane operations ($0.9 million) and made additions to our fleet and other equipment ($3.4 million).

During the six months ended March 31, 2023, $0.5 million of earnings were reinvested into the irrevocable trust.

Financing Activities

During the six months ended March 31, 2024, we repaid $12.3 million of our term loan, borrowed $79.6 million under our revolving credit facility, repurchased approximately 0.2 million Common Units, at an average price paid of $10.92 per unit, for $2.5 million, in connection with our unit repurchase plan, and paid distributions of $11.6 million to our Common Unit holders and $0.7 million to our General Partner unit holders (including $0.6 million of incentive distributions as provided in our Partnership Agreement).

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

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, geopolitical and business conditions, weather, the ability to collect current and future accounts receivable, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation, inflation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of March 31, 2024 ($12.1 million) or a combination thereof. We believe that these cash sources will also be sufficient to satisfy our capital requirements in the longer-term. However, if they are not sufficient, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and from subsequent seasonal reductions in inventory and accounts receivable. As of March 31, 2024, we had accounts receivable of $198.3 million of which $155.5 million is due from residential customers and $42.8 million is due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If these balances do not meet the eligibility tests as defined in our sixth amended and restated credit agreement, our ability to borrow will be reduced and our anticipated cash flow from operating activities will also be reduced. As of March 31, 2024, we had $29.2 million of borrowings under our revolving credit facility, $136.3 million outstanding under our term loan, $3.2 million in letters of credit outstanding and $2.2 million hedge positions were secured under the credit agreement.

Under the terms of the sixth amended and restated credit agreement, as amended, we are required to maintain at all times a fixed charge coverage ratio of not less than 1.0 through February 27, 2024 and 1.15 thereafter if Availability (borrowing base less amounts borrowed and letters of credit issued) is less than 12.5% of the maximum facility size. We are also required to maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 5.5 as of December 31st or March 31st. As of March 31, 2024, Availability, as defined in the sixth amended and restated revolving credit facility agreement, as amended, was $221.8 million and we were in compliance with the financial covenants.

Maintenance capital expenditures for the remainder of fiscal 2024 are estimated to be approximately $7.0 million to $8.0 million, excluding the capital requirements for leased fleet. In addition, we plan to invest $1.0 million to $2.0 million in our propane operations. If, and only to the extent that, cash distributions to our unitholders remain at the current quarterly level of $0.1725 per unit for the balance of fiscal 2024, the Company would make aggregate payments of approximately $12.2 million to Common Unit holders, $0.7 million to our General Partner (including $0.7 million of incentive distribution as provided for in our Partnership Agreement) and $0.7 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. The amount of cash distributions payable to our unitholders, if any, depends on the amount of cash flow generated by the Company and our compliance with certain financial covenants under our sixth amended and restated revolving credit facility agreement. Under the terms of our sixth amended and restated revolving credit facility agreement, our term loan is repayable in quarterly payments of $4.1 million and we expect to pay $8.3 million for the remainder of fiscal 2024. Further, subject to any additional liquidity issues or concerns resulting from wholesale price volatility and our compliance with the financial covenants under our sixth amended and restated revolving credit facility agreement, we may repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

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

Critical Accounting Policy and Critical Accounting Estimates

We believe that there have been no significant changes to our critical accounting policy and critical accounting estimates during the six months ended March 31, 2024 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended September 30, 2023. While our critical accounting policies and estimates have not changed in any significant way during the six months ended March 31, 2024, the following provides disclosures about our critical accounting policy and critical accounting estimates.

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

At March 31, 2024, we had outstanding borrowings totaling $165.5 million, of which $111.7 million are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $0.8 million.

Market Risk

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at March 31, 2024, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $5.5 million to a fair market value of $3.3 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $3.5 million to a fair market value of $(5.7) million.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2024. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

c) Other

The General Partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of the General Partner have concluded, as of March 31, 2024, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

Item 2.

Purchase of Equity Securities by Issuer

Note 4 to the Condensed Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the six months ended March 31, 2024 is incorporated into this Item 2 by reference.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

N/A

Item 5.

Other Information

(a) N/A

(b) N/A

(c) Trading Plans. During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

101

The following materials from the Star Group, L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Group, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Kestrel Heat LLC (Principal Financial Officer)	May 1, 2024

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller of Kestrel Heat LLC (Principal Accounting Officer)	May 1, 2024