Form 10-K
period 2024-09-30
STAR GROUP, L.P.
filed 2024-12-04
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

The aggregate market value of the registrant’s common units held by non-affiliates on March 31, 2024 was approximately $313,349,949

As of November 30, 2024, the registrant had 34,577,855 common units outstanding.

Documents Incorporated by Reference: None

STAR GROUP, L.P.

2024 FORM 10-K ANNUAL REPORT

Item 16.	Form 10-K Summary	65

PART I

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K (this “Report”) includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including the impact of geopolitical events on wholesale product cost volatility, the price and supply of the products that we sell, our ability to purchase sufficient quantities of product to meet our customer’s needs, rapid increases in levels of inflation, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, the effect of weather conditions on our financial performance, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, natural gas conversions and electrification of heating systems, pandemic and future global health pandemics, recessionary economic conditions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including climate change, environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, cyber-attacks, global supply chain issues, labor shortages and new technology, including alternative methods for heating and cooling residences. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the headings “Risk Factors,” “Business Strategy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

ITEM 1. BUSINESS

Structure

Star Group, L.P. (“Star” the “Company,” “we,” “us,” or “our”) is a home heating oil and propane distributor and services provider with one reportable operating segment that principally provides heating related services to residential and commercial customers. Our unitholders voted in favor of proposals to have the Company elect to be treated as a corporation, instead of a partnership, for federal income tax purposes (commonly referred to as a “check-the-box election”), along with amendments to our partnership agreement to effect such changes in income tax classification, in each case effective November 1, 2017. In addition, the Company changed its name, effective October 25, 2017, from “Star Gas Partners, L.P.” to “Star Group, L.P.” to more closely align our name with the scope of our product and service offerings. Unitholders will receive a Form 1099-DIV and will not receive a Schedule K-1 as in tax years prior to December 31, 2017. Our legal structure has remained a Delaware limited partnership and the distribution provisions under our limited partnership agreement, including the incentive distribution structure has remained unchanged. As of November 30, 2024, we had outstanding 34.6 million common partner units (NYSE: “SGU”) representing a 99.1% limited partner interest in Star, and 0.3 million general partner units, representing a 0.9% general partner interest in Star.

The following chart depicts the ownership of Star as of November 30, 2024:

Star Group, L.P.

Limited Partners Common Units 99.1%		General Partner (Kestrel Heat) General Partner Units 0.9%

Public Unitholders - Common Units
88.1%

Officers and Directors - Common Units
11.9%

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
•
Petroleum Heat and Power Co., Inc. (“PH&P”) is an indirect, wholly owned subsidiary of Star. PH&P is the borrower and Star is the guarantor of the seventh amended and restated credit agreement’s $210 million five-year senior secured term loan and the $400 million ($475 million during the heating season of December through April of each year) revolving credit facility, both due September 27, 2029. (See Note 13—Long-Term Debt and Bank Facility Borrowings).

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

The following chart summarizes our structure as of September 30, 2024.

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

Business Overview

We are a home heating oil and propane distributor and service provider to residential and commercial customers who heat their homes and buildings primarily in the Northeast and Mid-Atlantic U.S. regions. As of September 30, 2024, we sold home heating oil and propane to approximately 404,600 full service residential and commercial customers and 61,700 customers on a delivery only basis. Approximately 266,000 of these customers, or 57%, are located in the New York, New Jersey, and Connecticut. We believe we are the largest retail distributor of home heating oil in the United States, based upon sales volume with a market share in excess of 5.5%. We also sell gasoline and diesel fuel to approximately 26,800 customers. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside of our heating oil and propane customer base including 20,800 service contracts for natural gas and other heating systems. During fiscal 2024, total sales were comprised of approximately 61% from home heating oil and propane, 21% from other petroleum products, the majority of which is diesel and gasoline, and 18% from the installation and repair of heating and air conditioning equipment and ancillary services. We provide home heating equipment repair service and natural gas service 24-hours-a-day, 7-days-a-week, 52 weeks a year. These services are an integral part of our business, and are intended to increase customer satisfaction and loyalty.

We conduct our business through an operating subsidiary, Petro Holdings, Inc., utilizing multiple local brand names, such as Petro Home Services, Meenan, and Griffith Energy Services, Inc.

We also offer several pricing alternatives to our residential home heating oil customers, including a variable price (market based) option and a price-protected option, the latter of which either sets the maximum price or a fixed price that a customer will pay. Users choose the plan they feel best suits them which we believe increases customer satisfaction. Approximately 95% of our full service residential and commercial home heating oil customers automatically receive deliveries based on prevailing weather conditions. In addition, approximately 31% of our residential customers take advantage of our “smart pay” budget payment plan under which their estimated annual oil and propane deliveries and service billings are paid for in a series of equal monthly installments. We use derivative instruments as needed to mitigate our exposure to market risks associated with our price-protected offerings and the storing of our physical home heating oil inventory. Given our size, we believe we are able to realize certain benefits of scale and provide consistent, strong customer service.

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

It is common practice in our business to price our liquid products to customers based on a per gallon margin over wholesale costs. As a result, we believe distributors such as ourselves generally seek to maintain their per gallon margins by passing wholesale price increases or decreases through to customers, thus insulating their margins from the volatility in wholesale prices. However, distributors may be unable or unwilling to pass the entire product cost changes through to customers. We believe this is especially true in the propane business. In these cases, significant decreases in per gallon margins may result when prices rise. The timing of cost pass-throughs can also significantly affect margins. (See Customers and Pricing for a discussion on our offerings).

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

Pursue environmental sustainability opportunities We are committed to pursuing initiatives that reduce greenhouse gas emissions across our product offerings, by offering biodiesel blended products and by offering energy efficient heating and air conditioning equipment to our customers.

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

Every ten years, the National Oceanic and Atmospheric Administration (“NOAA”) computes and publishes average meteorological quantities, including the average temperature for the last 30 years by geographical location, and the corresponding degree days. The latest data covers the years from 1991 to 2020. Our calculations of normal weather are based on these published 30 year averages for heating degree days, weighted by volume for the locations where we have existing operations. Our operating and financial plans are based upon the published weather data for the last ten years.

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

Customers and Pricing

The number of home heating oil customers comprise 78% of our product customer base, with propane customers comprising another 17% and motor fuel and other petroleum product customers making up the remaining 5%. (During fiscal 2024, we sold 253.4 million gallons of home heating oil and propane and 129.1 million gallons of motor fuel and other petroleum products.)

Our full service home heating oil customer base is comprised of 96% residential customers and 4% commercial customers. Approximately 95% of our full service residential and commercial home heating oil customers have their deliveries scheduled automatically and 5% of our home heating oil customer base call from time to time to schedule a delivery. Automatic deliveries are scheduled based on each customer’s historical consumption pattern and prevailing weather conditions. Our practice is to bill customers promptly after delivery. We offer a balanced payment plan to residential customers in which a customer’s estimated annual oil purchases and service contract fees are paid for in a series of equal monthly payments. Approximately 31% of our residential home heating oil customers have selected this billing option.

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

	Percentage of Residential Home Heating Oil Customers
	September 30,
Pricing Programs	2024	2023	2022	2021	2020
Variable	53.2%	55.6%	57.0%	55.0%	54.4%
Ceiling	36.3%	37.8%	37.6%	39.0%	38.5%
Fixed	10.5%	6.6%	5.4%	6.0%	7.1%
	100.0%	100.0%	100.0%	100.0%	100.0%

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

Derivatives

We use derivative instruments in order to mitigate our exposure to market risk associated with the purchase of home heating oil for our price-protected customers, physical inventory on hand, inventory in transit, priced purchase commitments, and the variable interest rate on a portion of our term loan. Currently, the Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Mieco LLC and Wells Fargo Bank, N.A.

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-10-05, Derivatives and Hedging, requires that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent our interest rate derivative instruments designated as cash flow hedges are effective, as defined under this guidance, changes in fair value are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. We have elected not to designate our commodity derivative instruments as hedging instruments under this guidance, and as a result, the changes in fair value of the derivative instruments during the holding period are recognized in our statement of operations. Therefore, we experience volatility in earnings as outstanding derivative instruments are marked-to-market and non-cash gains and losses are recorded prior to the sale of the commodity to the customer. The volatility in any given period related to unrealized non-cash gains or losses on derivative instruments can be significant to our overall results. However, we ultimately expect those gains and losses to be offset by the cost of product when purchased.

Depending on the risk being hedged, realized gains and losses are recorded in cost of product, cost of installations and services, or delivery and branch expenses.

Suppliers and Supply Arrangements

We purchase our products for delivery in either barge, pipeline or truckload quantities. As of September 30, 2024 we had contracts with approximately 136 third-party terminal sites for the right to temporarily store petroleum products at their facilities. Home heating oil and propane purchases are made under supply contracts or on the spot market. We have entered into New York Mercantile Exchange ("NYMEX"), Platts American Gulf Coast or Mont Belvieu based physical supply contracts for approximately 76% of our expected home heating oil and propane requirements for our full service residential and commercial customers for the fiscal 2025 heating season. For the fiscal year 2025 heating season, approximately 74% of the Company’s contracted home heating oil volume with suppliers has a biofuel component. We also have entered into NYMEX or Platts American Gulf Coast based physical supply contracts for approximately 46% of our expected diesel and gasoline requirements for fiscal 2025.

During fiscal 2024, Shell Trading and Shell Oil Products US provided approximately 16% of our petroleum purchases and Motiva Enterprises LLC provided 15% of our petroleum product purchases. During fiscal 2023, Shell Trading and Shell Oil Products US provided approximately 18% of our petroleum purchases and Motiva Enterprises LLC provided 14% of our petroleum product purchases, respectively. Our supply contracts typically have terms of 6 to 12 months. For fiscal 2025, approximately 24% of our physical supply contracts are with Motiva Enterprises LLC. All of our supply contracts provide for minimum quantities and in most cases do not establish in advance the price of home heating oil or propane. This price is based upon a published index price at the time of delivery or pricing date plus an agreed upon differential. We believe that our policy of contracting for the majority of our anticipated supply needs with diverse and reliable sources will enable us to obtain sufficient product should unforeseen shortages develop in worldwide supplies.

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

	Fiscal 2024 (a)		Fiscal 2023		Fiscal 2022		Fiscal 2021		Fiscal 2020
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$2.51	$3.22	$2.78	$4.55	$2.06	$2.59	$1.08	$1.51	$1.86	$2.05
March 31	2.53	2.96	2.61	3.55	2.36	4.44	1.46	1.97	0.95	2.06
June 30	2.29	2.77	2.23	2.73	3.27	5.14	1.77	2.16	0.61	1.22
September 30	2.06	2.63	2.38	3.48	3.13	4.01	1.91	2.34	1.08	1.28

(a)
On November 30, 2024, the NYMEX ultra low sulfur diesel contract closed at $2.19 per gallon.

Acquisitions

Part of our business strategy is to pursue select acquisitions. Each acquired company’s operating results are included in the Company’s consolidated financial statements starting on its acquisition date. Customer lists, other intangibles (excluding goodwill) and trade names are amortized on a straight-line basis over seven to twenty years.

During fiscal 2024, the Company acquired one propane and four heating oil businesses for approximately $49.4 million in cash. The gross purchase price was allocated $40.4 million to intangible assets, $13.7 million to goodwill, $4.9 million to fixed assets and reduced by $9.6 million of negative working capital.

During fiscal 2023, the Company acquired one propane and two heating oil businesses for approximately $19.8 million in cash. The gross purchase price was allocated $10.4 million to intangible assets, $8.0 million to goodwill, $2.3 million to fixed assets and reduced by $0.9 million of negative working capital.

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

As of September 30, 2024, we had 3,039 employees, of whom 909 were office, clerical and customer service personnel; 834 were equipment technicians; 474 were fuel delivery drivers and mechanics; 540 were management and 282 were employed in sales. Due to the seasonal nature of our business and depending on the demands of the 2025 heating season, we anticipate that we will augment our current staffing levels during the heating season from among the 295 employees on temporary leave of absence as of September 30, 2024. As of September 30, 2024, considering seasonal and employees that are on leave, we had 1,362 (39%) employees that are represented by 62 different collective bargaining agreements with local chapters of labor unions. There are 20 collective bargaining agreements up for renewal in fiscal 2025, covering approximately 419 employees (12%). We believe that our relations with both our union and non-union employees are generally satisfactory.

Government Regulations

Regulations in Response to Climate Change. There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of greenhouse gas (“GHG”) emissions, in particular, from the combustion of carbon-based fossil fuels. Our heating oil and propane products are widely considered to be fossil fuels that produce GHG emissions. To combat the cause of global warming domestically, President Biden identified climate change as one of his administration’s top priorities and pledged to seek measures that would pave the path for the U.S. to achieve net zero GHG emissions by 2050. In April 2021, President Biden announced the administration’s plan to reduce the U.S. GHG emissions by at least 50% by 2030. These environmental goals earned a prominent place in the Biden administration’s $1.2 trillion infrastructure bill, which was signed into law on November 15, 2021. On August 16, 2022, President Biden signed the Inflation Reduction Act which aims to reduce GHG emissions by offering tax and other financial incentives designed to encourage homeowners to switch to alternative sources of energy other than those we sell, including a tax rebate of up to $8,000 per qualified household for the installation of an electric heat pump for a home’s primary heat source. States must apply for rebate funding with the U.S. Department of Energy and adopt and administer energy rebate programs within their respective states before homeowners can apply and receive tax rebates under the program. As of October 2024, two (2) states within our operating footprint -- New York and Rhode Island – have launched programs to distribute homeowner rebates. The timing of when the other states within our operating footprint will adopt energy rebate programs in order to distribute homeowner rebates remains uncertain.

Numerous states and municipalities have also adopted laws and policies on climate change and emission reduction targets. For example, on July 18, 2019, the State of New York (location of approximately 44% of our residential home heating oil and propane customers) passed the Climate Leadership and Community Protection Act (“CLCPA”). Among other things, the CLCPA sets out a series of emissions reduction, renewable energy, and energy storage goals to significantly reduce the use of carbon-based fossil fuels and eventually achieve net zero GHG emissions in the state. In December 2022, New York approved the Scoping Plan, which details actions required to advance directives stated in the CLCPA and to enable New York to limit GHG emissions as a percentage of 1990 emissions to 60% by 2030 and to 15% by 2050. However, the CLCPA gave the New York Department of Energy Conservation until January 1, 2024, to promulgate regulations to ensure that the State of New York meets the CLCPA’s GHG emission limits as outlined in the Scoping Plan. The State of New York has not yet adopted regulations to implement the CLCPA’s GHG emissions despite the January 1, 2024 deadline for doing so.

On May 2, 2023, the State of New York adopted its 2024 fiscal year budget, which included amendments to New York’s Energy Law and to its Executive Law that prohibit “the installation of fossil-fuel equipment and building systems” in any new buildings under seven stories, except for a new commercial or industrial building greater than 100,000 square feet in conditioned floor area beginning December 31, 2025 (the “Fossil Fuel Ban”). The Fossil Fuel Ban applies to equipment that uses heating oil, propane and natural gas for combustion and will then expand to all new buildings beginning January 1, 2029. Specifically, the Energy Law and the Executive Law direct the New York State Fire Prevention and Building Code Council (the “Code Council”) to include the Fossil Fuel Ban on installation of fossil-fuel burning equipment and building systems in new buildings in the State of New York’s Energy Conservation Construction Code (the “Energy Code”) and in the Uniform Fire Prevention and Building Code (the “Building Code”). We understand that New York Building Code Council is set to integrate the Fossil Fuel Ban into its 2025 Building Code update.

On October 12, 2023, a coalition of businesses, trade associations and labor unions including the National Propane Gas Association, New York Propane Gas Association and Mulhern Gas Co., filed a federal lawsuit in the Northern District of New York (Mulhern Gas Co., Inc. et al v. Rodriguez, et al., Case No. 1:23-cv-1267) claiming that the Fossil Fuel Ban violates federal law. The lawsuit seeks to declare the Fossil Fuel Ban invalid and to block its enforcement on the grounds that it is preempted by the federal Energy Policy and Conservation Act ("EPCA"). It relies on a recent decision by the U.S. Court of Appeals for the Ninth Circuit (California Restaurant Association v. City of Berkeley) which held that a ban on gas piping in a new building in Berkeley, California was invalid on the basis that it concerned the energy use of appliances covered by the EPCA and was therefore preempted by federal law. As this legal challenge is ongoing, it remains uncertain what impact, if any, it will have on the Company’s operations in the State of New York.

In May 2019, New York City (location of approximately 3% of our residential home heating oil and propane customers) enacted Local Law 97 as a part of the Climate Mobilization Act aimed at reducing GHG emissions by 80% from commercial and residential buildings by 2050. Starting in 2024, this law will place carbon caps on most buildings larger than 25,000 square feet. In addition, in December 2021, New York City passed Local Law 154 of 2021, which will phase out fossil fuel usage in newly constructed residential and commercial buildings starting in 2024 for lower-rise buildings, and in 2027 for taller buildings. With few exceptions, all new buildings constructed in New York City must be fully electric by 2027.

In March 2021, the State of Massachusetts (location of approximately 4% of our residential home heating oil and propane customers) signed into law “An Act Creating A Next-Generation Roadmap for Massachusetts Climate Policy” (the “2021 Climate Law”) that establishes a 2030 limit of at least a 50% reduction in GHG emissions below the 1990 GHG emissions baseline and requires the Secretary of Energy and Environmental Affairs to set interim emissions limits and sector-specific sublimits every five years. The 2021 Climate Law tasks the Massachusetts Department of Environmental Protection (the “MassDEP”) with developing a high-level program to meet the emissions limit for residential, commercial, and industrial heating and identified a Clean Heat Standard (“CHS”) as a regulatory option for addressing this requirement. The proposed regulations released by MassDEP in May 2023 could require, among other things, heating energy suppliers to demonstrate the conversion of approximately 3% of their customers to electric heat each year. Such proposed regulations, if adopted, could dramatically negatively impact the Company’s Massachusetts operations and impose onerous reporting requirements on the Company. The proposed regulations are in the comment period.

On August 11, 2022, the State of Massachusetts signed into law “An Act Driving Clean Energy and Offshore Wind” (the “2022 Climate Law”). The 2022 Climate Law establishes a new pilot program to allow up to 10 municipalities to require through zoning that new construction or substantial renovation projects will be fossil-fuel free, and instructs the State’s Department of Energy Resources (“DOER”) to adopt regulations to structure the pilot program. The DOER adopted final regulations structuring the pilot program in July 2023. The purpose of the pilot program is to allow the DOER to study the implementation of fossil fuel bans in municipalities and evaluate future best practices on decarbonization. As of January 2024, seven municipalities have been approved to begin enforcing the new zoning requirements.

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

Transportation of our products by truck is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation or similar state agencies. Several of our oil terminals are governed by the United States Coast Guard operations Oversite, Federal OPA 90 FRP programs and Federal Spill Prevention Control and Countermeasure programs. All of our propane bulk terminals are governed under Homeland Security Chemical Facility Anti-Terrorism Standards programs. We conduct ongoing training programs to help ensure that our operations are in compliance with applicable regulations. We maintain various permits that are necessary to operate some of our facilities, some of which may be material to our operations.

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

During periods of high wholesale product costs, the prices we charge our customers generally increase. High prices can lead to customer conservation and attrition, resulting in reduced demand for our products. Additionally, in an effort to retain existing accounts and attract new customers we may offer discounts, which will impact the net per gallon gross margin realized. Increases in wholesale product prices may also slow our customer collections as customers are more likely to delay the payment of their bills, leading to higher accounts receivable.

If increases in wholesale product costs cause our working capital requirements to exceed the amounts available under our revolving credit facility or should we fail to maintain the required availability or fixed charge coverage ratio, we would not have sufficient working capital to operate our business or cash available for distributions to unitholders.

When the wholesale price of home heating oil declines significantly after a customer enters into a price protection arrangement, some customers attempt to renegotiate their arrangement in order to enter into a lower cost pricing plan with us or terminate their arrangement and switch to a competitor, which may adversely impact our gross profit and operating results.

If, due to supply constraints or shortages, we cannot purchase sufficient quantities of products to meet our customer’s needs, our business and operations will be adversely affected.

Constraints in physical product supplies could adversely affect our ability to deliver our products and services in a timely manner, cause an increase in wholesale prices and a decrease in supply, lost sales, customer attrition, increased supply chain costs, or damage to our reputation, and could negatively impact our financial performance or financial condition. Constraints have been and could be caused by numerous factors including disruption within our supply chain network due to unforeseen events beyond our control. Such disruptions may result from weather-related events; natural disasters; international trade disputes or trade policy changes or restrictions; tariffs or import-related taxes; third-party strikes, lock-outs, work stoppages or slowdowns; shortages of supply chain labor, including truck drivers; shipping capacity constraints, including shortages of related equipment; third-party contract disputes; supply or shipping interruptions or costs; military conflicts; acts of terrorism; public health issues, including pandemics and related shut-downs, re-openings, or other actions by the government; civil unrest; or other factors beyond our control. In addition, constraints in physical product supplies could be caused by s, imbalances in supply and demand of liquid product, exacerbated by geopolitical forces, such as the wars in the Ukraine and in the Middle East. Further, backwardated energy markets, which exist when the current market price of wholesale product is higher than the futures price, have caused and may in the future cause suppliers to reduce physical inventories. We expect to cover a substantial majority of our expected heating oil and propane needs during the heating season for our full service residential and commercial customers with physical supply contracts and inventory on-hand at the beginning of the heating season. The remainder of our customer’s needs are satisfied through spot product purchases. During periods when supplies are constrained, we have paid and may continue to pay significant premiums over the wholesale product cost to ensure prompt delivery of spot purchases. In certain cases, these premium payments cannot be passed on to our customers, thereby reducing our profit margins.

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

Our hedging strategy may adversely affect our liquidity.

We purchase derivatives, futures contracts and swaps of diesel fuel primarily from members of our lending group and Cargill in order to mitigate exposure to market risk associated with our inventory and the purchase of home heating oil for price-protected customers. Future positions require an initial cash margin deposit and daily mark-to-market maintenance margin, whereas options are generally paid either upfront or when they expire. Any cash payment reduces our liquidity, as we must pay for the option before any sales are made to the customer. Mark-to-market exposure with our bank group reduces our borrowing base and as such can reduce the amount available to us under our credit agreement.

A significant portion of our home heating oil volume is sold to price-protected customers (ceiling and fixed), and our gross margins could be adversely affected if we are not able to effectively hedge against fluctuations in the volume and cost of product sold to these customers.

A significant portion of our home heating oil volume is sold to individual customers under arrangements pre-establishing the ceiling sales price or a fixed price of home heating oil over a fixed period. When the customer makes a purchase commitment for the next period, we concurrently purchase option contracts, swaps and futures contracts for diesel fuel covering a substantial majority of the heating oil that we expect to sell to these price-protected customers. The price of heating oil is closely linked to the price of diesel fuel. The amount of home heating oil volume that we hedge per price-protected customer with diesel fuel derivatives is based upon the estimated fuel consumption per average customer, per month by location. If the actual usage exceeds the amount of the hedged volume on a monthly basis, we could be required to obtain additional volume at unfavorable margins. In addition, should actual usage in any month be less than the hedged volume (including, for example, as a result of warm winters and early terminations by price protected customers), we may incur additional hedging costs which reduce our gross profit margins. Currently, we have elected not to designate our derivative instruments as hedging instruments under FASB ASC 815-10-05 Derivatives and Hedging, and the change in fair value of the derivative instruments is recognized in our statement of operations. Therefore, we experience volatility in earnings as these currently outstanding derivative contracts are marked-to-market and non-cash gains or losses are recorded in the statement of operations.

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

If one of our wholesale product suppliers were to fail, our liquidity, results of operations and financial condition could be materially adversely impacted, as we may be required to purchase product from other sources which may be at higher prices than we were prepared to pay. If counterparties to the derivative instruments that we use to hedge the cost of home heating oil sold to price-protected customers, physical inventory and our vehicle fuel costs were to fail, our liquidity, operating results and financial condition could be materially adversely impacted, as we would be obligated to fulfill our operational requirement of purchasing, storing and selling home heating oil and vehicle fuel, while losing the mitigating benefits of economic hedges with a failed counterparty. If one of our insurance carriers were to fail, our liquidity, results of operations and financial condition could be materially adversely impacted, as we would have to fund any catastrophic loss. If our weather hedge counterparties were to fail, we would lose the protection of our weather hedge contract.

Risks Related to Customer Attrition, Competition, and Demand for Our Products

Our operating results will be adversely affected if we continue to experience significant net customer attrition in our home heating oil and propane customer base.

The following table depicts our gross customer gains, losses and net attrition from fiscal year 2020 to fiscal year 2024. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customer gains that are obtained through marketing efforts or lost at newly acquired businesses are included in these calculations from the point of closing going forward. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis from the closing date.

	Fiscal Year Ended September 30,
	2024	2023	2022	2021	2020
Gross customer gains	9.8%	12.0%	11.9%	10.7%	12.2%
Gross customer losses	14.0%	15.6%	15.6%	14.6%	15.6%
Net attrition	(4.2%)	(3.6%)	(3.7%)	(3.9%)	(3.4%)

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

A substantial majority of the Company’s price-protected customers have agreements with us that are subject to annual renewal in the period between April and November of each fiscal year. If a significant number of these customers elect not to renew their price-protected agreements with us and do not continue as our customers under a variable price-plan, this will adversely impact our net customer attrition and, consequently, the Company’s near term profitability, liquidity and cash flow.

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

The following table depicts our estimated customer losses to natural gas and electricity conversions for the last five fiscal years. Losses to natural gas and electricity in our footprint for the home heating oil industry could be greater or less than our estimates.

	Fiscal Year Ended September 30,
	2024	2023	2022	2021	2020
Customer losses to natural gas conversion and electricity	(1.4)%	(1.6)%	(1.5)%	(1.1)%	(1.1)%

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

Generally, heating oil and propane are secondary energy choices for new housing construction, because natural gas is usually selected when the infrastructure exists. In certain areas in our operating footprint, state and local legislatures are mandating using electricity in new building construction, thus displacing heating systems using fossil fuels, such as heating oil and propane. As such, our industry is declining. Accordingly, our ability to maintain or grow our customer base will depend on our ability to make acquisitions on economically acceptable terms. We cannot assure that we will be able to identify attractive acquisition candidates in the future or that we will be able to acquire businesses on economically acceptable terms. Adverse operating and financial results may limit our access to capital and adversely affect our ability to make acquisitions.

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

To partially mitigate the adverse effect of warm weather on cash flows, we have used weather hedge contracts for a number of years. In general, such weather hedge contracts provide that we are entitled to receive a specific payment per heating degree-day shortfall, when the total number of heating degree-days in the hedge period is less than the ten year average. The “payment thresholds,” or strikes, are set at various levels. The hedge period runs from November 1, through March 31, of a fiscal year taken as a whole. Although we have entered into weather hedges for fiscal 2025 and in prior years' periods, there can be no assurance that weather hedge contracts on historical terms and prices will continue to be available past fiscal 2025. There can be no assurance that our weather hedge contracts, if any, will fully or substantially offset the adverse effects of warmer weather on our business and operating results or that colder weather will result in enough profit to offset our hedging costs.

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

There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of greenhouse gas (“GHG”) emissions, from the combustion of carbon-based fossil fuels. Our heating oil and propane products are widely considered to be fossil fuels that produce GHG emissions. To combat the cause of global warming domestically, President Biden identified climate change as one of his administration’s top priorities and pledged to seek measures that would pave the path for the U.S. to achieve net zero GHG emissions by 2050. On August 16, 2022, President Biden signed the Inflation Reduction Act which aims to reduce GHG emissions by offering tax and other incentives desired to encourage homeowners to switch to alternative sources of energy than the ones we sell. In addition, the State of New York, where a majority of our operations are located, Massachusetts, Rhode Island and Connecticut and certain municipalities in our operating footprint have adopted laws, regulations and policies addressing climate change and restricting GHG emissions from fossil fuel burning systems. For additional information about climate change regulations affecting us, See Item 1 “Business – Government Regulations” for a summary of certain laws, regulations and policies adopted by states and municipalities in our operating footprint addressing climate change and/or restricting GHG emissions from fossil-fuel burning systems. The federal, state and local climate change regulatory landscape is highly complex and rapidly and continuously evolving. At this time, we cannot predict whether, when, which, or in what form climate change legislation provisions and GHG emission restrictions may be enacted and what the impact of any such legislation or standards may have on our business, financial conditions or operations in the future. These measures could have a negative impact on our business over time or in the future.

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

We rely on multiple information technology systems and networks that are maintained internally and by third-party vendors, and failure or breach of these systems could significantly impede operations. In addition, our systems and networks, as well as those of our vendors, banks and counterparties, may receive and store personal or proprietary information in connection with human resources operations, customer offerings, and other aspects of our business. A cyber-attack or material network breach in the security of these systems could include the exfiltration, or other unauthorized access or disclosure, of proprietary information or employee and customer information, as well as disrupt our operations or damage our information technology infrastructure or those of third parties.

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

It is our view that cyber-attacks are increasing in their frequency, levels of persistence, and sophistication and intensity. Furthermore, because the techniques used to obtain unauthorized access to, or to disrupt, information technology systems change frequently, we may be unable to anticipate these techniques or implement security measures that would prevent them. We may also experience security breaches that may remain undetected for an extended period. In addition, the information technology controls or legacy third party providers of an acquired business may be inadequate to prevent a future cyber-attack, unauthorized access or other data security breaches. If another cyber-attack were to occur and cause interruptions in our operations, it could have a material adverse effect on our revenues and increase our operating and capital costs, which could reduce the amount of cash otherwise available for distribution. To the extent that a future cyber-attack, security breach or other such disruption results in a loss or damage to the Company’s data, or the disclosure of PII, PHI or other personal or proprietary information, including customer or employee information, it could cause significant damage to the Company’s reputation, affect relationships with its customers, vendors and employees, lead to claims against the Company, and ultimately harm our business. In addition, we may be required to incur additional costs to mitigate, remediate and protect against damage caused by cyber-attacks, security breaches or other such disruptions in the future. We have paid and may continue to pay significantly higher insurance premiums to maintain cyber insurance coverage, and even if we are able to maintain cyber insurance coverage, it may not be sufficient in amounts and scope to cover all harm sustained by the Company in any future cyber-attack or other data security incident. For more information on management's risk management, strategy, governance and impacts from cybersecurity incidents, see “Item 1C. Cybersecurity.”

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

As of September 30, 2024, approximately 39% of our employees were covered under 62 different collective bargaining agreements. As a result, we are usually involved in union negotiations with several local bargaining units at any given time. There can be no assurance that we will be able to negotiate the terms of any expired or expiring agreement on terms satisfactory to us. Although we consider our relations with our employees to be generally satisfactory, we may experience strikes, work stoppages or slowdowns in the future. If our unionized workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition. Moreover, our non-union employees may become subject to labor organizing efforts. If any of our current non-union facilities were to unionize, we could incur increased risk of work stoppages and potentially higher labor costs.

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

Our credit agreement imposes restrictions on our ability to pay distributions to unitholders, including the need to maintain certain covenants. (See the credit agreement at Note 13 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings).

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

At September 30, 2024, we had outstanding under our seventh amended and restated revolving credit facility agreement a $210.0 million term loan, less than $0.1 million under the revolver portion of the agreement, $5.2 million of letters of credit, $14.2 million hedge positions were secured under the credit agreement and our availability was $166.5 million. (See the credit agreement at Note 13 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings). Our debt is often substantially higher during the heating season as we access our revolving credit facilities to finance accounts receivable and inventory balances. For example, our borrowings under the revolver peaked at $79.6 million during the fiscal 2024 heating season. Our substantial indebtedness and other financial obligations could:

•
impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, unit repurchases, paying distributions or general partnership purposes;
•
have a material adverse effect on us if we fail to comply with financial and affirmative and restrictive covenants in our debt agreements and an event of default occurs that is not cured or waived;
•
expose us to interest rate risk because a significant portion of our borrowings are at variable rates of interest;
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

Subject to the limitations on restricted payments that are contained in our credit agreement, we are not required to accumulate cash for the purpose of meeting our future obligations to our lenders. As a result, we may be required to refinance the final payment of our term loan, which is expected to be $110.3 million. Our ability to refinance the term loan will depend upon our future results of operation and financial condition as well as developments in the capital markets. Our general partner will determine the future use of our cash resources and has broad discretion in determining such uses and in establishing reserves for such uses, which may include but are not limited to, providing for distributions of cash to our unitholders in accordance with the requirements of our Partnership Agreement, providing for future capital expenditures and other payments deemed by our general partner to be necessary or advisable, including to make acquisitions, and repurchasing common units. Depending on the timing and amount of our use of cash, this could significantly reduce the cash available to us in subsequent periods to make payments on borrowings under our credit agreement.

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

General Risk Factors

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

As we self-insure workers’ compensation, automobile, general liability and medical claims up to pre-established limits, we establish reserves based upon expectations as to what our ultimate liability will be for claims based on our historical factors. Periodically, we evaluate on the potential for changes in loss estimates with the support of qualified actuaries.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have implemented a comprehensive information security program to assess, identify, and manage material risks from cybersecurity threats. This program includes policies and procedures that guide the development, implementation, and maintenance of security measures and controls. We utilize industry-standard metrics to evaluate the criticality of software, data assets, and operational technology. Our cybersecurity efforts align with the Center for Internet Security (CIS) Controls and the National Institute of Standards and Technology (NIST) Cybersecurity Framework, with annual assessments to ensure compliance.

Given our reliance on third-party software, service providers, and applications to support various business functions and security measures, we regularly conduct security audits and vendor management reviews. These processes are intended to ensure that third-party systems and services comply with our cybersecurity program.

Periodic cyber risk assessments of our operational technology network help us identify risks, which we address using risk-based analysis and judgment. We also conduct internal and external testing of software, hardware, and defensive systems in our efforts to uncover potential vulnerabilities. Third-party security firms are employed for certain controls and technology operations, including vulnerability scans and penetration testing. Our approach to managing third-party cybersecurity threats includes pre-acquisition due diligence, contractual obligations, and ongoing performance monitoring.

We employ governance, risk, and compliance (GRC) tools to manage cybersecurity risks and maintain business continuity and disaster recovery plans to prepare for potential disruptions. Our employees receive cybersecurity awareness training upon hiring, with additional training provided on a regular basis.

Governance

The Vice President of Information Technology (IT) and the Director of IT Security are responsible for overseeing our cybersecurity risk management program. This includes managing internal cybersecurity staff, consulting with external cybersecurity experts, and staying informed through governmental and private sources. They report regularly to executive management on cybersecurity threats, resources, and program updates.

Cybersecurity risk management is integrated into our overall risk management processes. The program monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents. The Vice President of IT presents updates on IT projects, including cybersecurity policies and programs, to executive management at least quarterly.

The Board of Directors has overall oversight of key risks, with strategic oversight of cybersecurity risk management delegated to the Audit Committee. Annually, the Audit Committee reviews the Company’s enterprise risk management, which includes cybersecurity. In fiscal year 2024, the Audit Committee established an IT Audit Subcommittee to enhance focus on IT-related internal controls and cybersecurity. The Board and Audit Committee have appointed one of its independent directors and members of the Audit Committee to sit on the IT Subcommittee. This subcommittee meets quarterly with key company leaders to review cybersecurity risks and audit findings and reports regularly to the Audit Committee.

Impacts from Cybersecurity Threats

Although we have experienced cybersecurity incidents, we do not believe they have, or are likely to have, a material impact on the business. However, we recognize that cybersecurity threats are constantly evolving, and future incidents remain a possibility. Despite our security measures and IT controls, we cannot guarantee that future cybersecurity incidents will be prevented. A successful attack could have significant consequences for the business. For more information on the risks associated with cybersecurity threats, see “Item 1A, Risk Factors.”

ITEM 2. PROPERTIES

We currently provide services to our customers in the United States in twelve states and the District of Columbia, ranging from Massachusetts to Maryland from 41 principal operating locations and 82 depots, 53 of which are owned and 70 of which are leased. As of September 30, 2024, we had a fleet of approximately 1,134 truck and transport vehicles, the majority of which were owned, 1,195 service and 384 support vehicles, the majority of which were leased. Our obligations under our credit agreement are secured by liens and mortgages on substantially all of the Company’s and subsidiaries’ real and personal property.

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

	SGU – Common Unit Price Range				Distributions Declared
	High		Low		per Unit
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Year	Year	Year	Year	Year	Year
Quarter Ended	2024	2023	2024	2023	2024	2023
December 31,	$14.76	$12.20	$11.06	$8.10	$0.1625	$0.1525
March 31,	$12.34	$13.33	$9.91	$10.98	$0.1625	$0.1525
June 30,	$11.85	$15.22	$9.64	$12.34	$0.1725	$0.1625
September 30,	$12.64	$14.00	$10.11	$11.31	$0.1725	$0.1625

As of November 30, 2024, there were approximately 185 holders of record of common units.

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

According to the terms of our Partnership Agreement, minimum quarterly distributions on the common units accrue at the rate of $0.0675 per quarter ($0.27 on an annual basis). The information concerning restrictions on distributions required by Item 5 of this Report is incorporated by reference to Note 4 to the Company’s Consolidated Financial Statements - Quarterly Distribution of Available Cash. The credit agreement imposes certain restrictions on our ability to pay distributions to unitholders. In order to pay any distributions to unitholders or repurchase Common Units, the Company must maintain Availability (as defined in the credit agreement) not less than the greater of 15% of the Line Cap (lesser of the revolving credit facility borrowings and the borrowing base) and $40 million, on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 after giving pro forma effect to such distributions as if such distributions were paid on the first day of the relevant period. (See Note 13 of the Notes to the Consolidated Financial Statements —Long-Term Debt and Bank Facility Borrowings).

On October 17, 2024, we declared a quarterly distribution of $0.1725 per unit, or $0.69 per unit on an annualized basis, on all Common Units with respect to the fourth quarter of fiscal 2024, paid on November 6, 2024, to holders of record on October 28, 2024. The amount of distributions in excess of the minimum quarterly distribution of $0.0675, were distributed in accordance with our Partnership Agreement, subject to management incentive compensation plan. As a result, $6.0 million was paid to the Common Unit holders, $0.4 million to the general partner unit holders (including $0.3 million of incentive distribution as provided in our Partnership Agreement) and $0.3 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Unit Repurchase Plans and Retirement

Note 5 to the Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the fiscal year ended September 30, 2024 is incorporated into this Item 5 by reference.

ITEM 6. (RESERVED)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K (this “Report”) includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including the impact of geopolitical events on wholesale product cost volatility, the price and supply of the products that we sell, our ability to purchase sufficient quantities of product to meet our customer’s needs, rapid increases in levels of inflation, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, the effect of weather conditions on our financial performance, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, natural gas conversions and electrification of heating systems, pandemic and future global health pandemics, recessionary economic conditions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including climate change, environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, cyber-attacks, global supply chain issues, labor shortages and new technology, including alternative methods for heating and cooling residences. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the headings “Risk Factors,” “Business Strategy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

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

	Fiscal 2024 (a)		Fiscal 2023		Fiscal 2022		Fiscal 2021		Fiscal 2020
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$2.51	$3.22	$2.78	$4.55	$2.06	$2.59	$1.08	$1.51	$1.86	$2.05
March 31	2.53	2.96	2.61	3.55	2.36	4.44	1.46	1.97	0.95	2.06
June 30	2.29	2.77	2.23	2.73	3.27	5.14	1.77	2.16	0.61	1.22
September 30	2.06	2.63	2.38	3.48	3.13	4.01	1.91	2.34	1.08	1.28

a)
On November 30, 2024, the NYMEX ultra low sulfur diesel contract closed at $2.19 per gallon.

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

Estimated Depreciation and Amortization Expense

(in thousands) Fiscal Year	Book	Tax
2024	$32,461	$32,544
2025	29,591	27,645
2026	24,141	25,236
2027	22,029	23,307
2028	18,808	22,309
2029	16,681	19,393

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

The temperatures experienced during the hedge period through March 31, 2024 and March 31, 2023 were warmer than the strikes in the weather hedge contracts. As a result for fiscal 2024 and 2023, the Company reduced delivery and branch expenses for the gains realized under those contracts of $7.5 million and $12.5 million, respectively. The amounts were received in full in April 2024 and April 2023, respectively.

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

Derivatives

FASB ASC 815-10-05 Derivatives and Hedging requires that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. We follow hedge accounting for our interest rate swaps, but we have opted out of, and do not follow hedge accounting for our commodity derivative instruments as hedging instruments. Regarding our interest rate hedges, to the extent our interest rate derivative instruments designated as cash flow hedges are effective, as defined under this guidance, changes in fair value are recognized in other comprehensive income until the forecasted hedged item is recognized in earnings. As mentioned, we have elected not to designate our commodity derivative instruments as hedging instruments under this guidance and, as a result, the changes in fair value of the commodity derivative instruments are recognized in our statement of operations. Therefore, we experience volatility in earnings as outstanding derivative instruments are marked-to-market and non-cash gains and losses are recorded prior to the sale of the commodity to the customer. The volatility in any given period related to unrealized non-cash gains or losses on derivative instruments can be significant to our overall results. However, we ultimately expect those gains and losses to be offset by the cost of product when purchased.

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2024			2023			2022
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	17,100	17,800	(700)	26,500	19,500	7,000	19,800	18,500	1,300
Second Quarter	9,300	14,400	(5,100)	9,300	18,100	(8,800)	12,700	17,300	(4,600)
Third Quarter	4,700	11,000	(6,300)	5,300	12,600	(7,300)	6,400	14,300	(7,900)
Fourth Quarter	7,900	12,400	(4,500)	8,900	14,600	(5,700)	11,400	15,800	(4,400)
Total	39,000	55,600	(16,600)	50,000	64,800	(14,800)	50,300	65,900	(15,600)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2024			2023			2022
	Gross Customer		Net	Gross Customer		Net	Gross Customer		Net
	Gains	Losses	Gains / (Attrition)	Gains	Losses	Gains / (Attrition)	Gains	Losses	Gains / (Attrition)
First Quarter	4.3%	4.5%	(0.2)%	6.4%	4.7%	1.7%	4.7%	4.4%	0.3%
Second Quarter	2.3%	3.6%	(1.3)%	2.2%	4.3%	(2.1)%	3.0%	4.1%	(1.1)%
Third Quarter	1.2%	2.8%	(1.6)%	1.3%	3.1%	(1.8)%	1.5%	3.4%	(1.9)%
Fourth Quarter	2.0%	3.1%	(1.1)%	2.1%	3.5%	(1.4)%	2.7%	3.7%	(1.0)%
Total	9.8%	14.0%	(4.2)%	12.0%	15.6%	(3.6)%	11.9%	15.6%	(3.7)%

For fiscal 2024, the Company lost 16,600 accounts (net), or 4.2%, of its home heating oil and propane customer base, compared to 14,800 accounts lost (net), or 3.6%, of its home heating oil and propane customer base, during fiscal 2023. Gross customer gains were 11,000 accounts lower than the prior year’s comparable period primarily due to market conditions with regard to physical supply in the first quarter of fiscal 2023 that did not repeat in the current fiscal year and less customer move-ins. Gross customer losses were 9,200 accounts lower primarily due to reduction in the number of customer relocations and other factors.

For fiscal 2023, the Company lost 14,800 accounts (net), or 3.6%, of its home heating oil and propane customer base, compared to 15,600 accounts lost (net), or 3.7%, of its home heating oil and propane customer base, during fiscal 2022. Gross customer gains were 300 accounts lower than the prior year’s comparable period, and gross customer losses were 1,100 accounts lower primarily due to reduction in the number of customer relocations.

During fiscal 2024, we estimate that we lost (1.4%) of our home heating oil and propane accounts to natural gas and electricity conversions versus (1.6%) for fiscal 2023 and (1.5%) for fiscal 2022. Losses to natural gas and electricity in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates.

Acquisitions

The timing of acquisitions and the types of products sold by acquired companies impact year-over-year comparisons. Subsequent to September 30, 2024 the Company acquired a heating oil business for approximately $0.7 million. During fiscal 2024, the Company acquired one propane and four heating oil businesses for approximately $49.4 million. During fiscal 2023, the Company acquired two heating oil businesses and one propane business for approximately $19.8 million. The following tables detail the Company’s acquisition activity and the associated volume sold during the 12-month period prior to the date of acquisition.

(in thousands of gallons)
Fiscal 2025 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Motor Fuel and Other Petroleum Products	Total
1	October	709	1,126	1,835
		709	1,126	1,835

(in thousands of gallons)
Fiscal 2024 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Motor Fuel and Other Petroleum Products	Total
1	November	1,210	222	1,432
2	November	885	369	1,254
3	February	1,473	1,097	2,570
4	February	1,936	—	1,936
5	September	17,752	—	17,752
		23,256	1,688	24,944

(in thousands of gallons)
Fiscal 2023 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Motor Fuel and Other Petroleum Products	Total
1	October	556	403	959
2	November	494	—	494
3	August	1,447	—	1,447
		2,497	403	2,900

Sale of Certain Assets

In October 2022 we sold certain assets, which included a customer list of approximately 6,500 customers, for $2.7 million (including a deferred purchase price of $0.5 million). The following table details sales generated from the assets sold:

(in thousands)	Year Ended September 30, 2022
Volume:
Home heating oil and propane	2,147
Motor fuel and other petroleum products	27
Sales:
Petroleum products	$9,355
Installations and services	1,323
Total Sales	$10,678

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company and its subsidiaries and should be read in conjunction with the historical financial and operating data and Notes thereto included elsewhere in this Annual Report.

Fiscal Year Ended September 30, 2024

Compared to Fiscal Year Ended September 30, 2023

Volume

For fiscal 2024, the retail volume of home heating oil and propane sold decreased by 5.8 million gallons, or 2.2%, to 253.4 million gallons, compared to 259.2 million gallons for fiscal 2023. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for fiscal 2024 were less than 0.1% warmer than fiscal 2023 and 15.1% warmer than normal, as reported by NOAA. For fiscal 2024, net customer attrition for the base business was 4.2%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

Heating Oil
(in millions of gallons)	and Propane
Volume - Fiscal 2023	259.2
Net customer attrition	(12.1)
Impact of warmer temperatures	—
Acquisitions	5.3
Sale of certain assets	(0.1)
Other	1.1
Change	(5.8)
Volume - Fiscal 2024	253.4

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers, and commercial/industrial/other customers for fiscal 2024 compared to fiscal 2023:

	Twelve Months Ended
Customers	September 30, 2024	September 30, 2023
Residential Variable	41.9%	42.1%
Residential Price-Protected (Ceiling and Fixed Price)	44.2%	44.9%
Commercial/Industrial/Other	13.9%	13.0%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold decreased by 9.9 million gallons, or 7.1%, to 129.1 million gallons for fiscal 2024, compared to 139.0 million gallons for fiscal 2023.

Product Sales

For fiscal 2024, product sales decreased $201.9 million, or 12.2%, to $1,448.8 million, compared to $1,650.7 million in fiscal 2023, due to a decrease in average selling prices and a decrease in total volume sold of 3.9%. Selling prices decreased largely due to a decrease in wholesale product cost of $0.4602 per gallon, or 15.2%. Product volumes and wholesale product cost include heating oil, propane, motor fuels and other petroleum products.

Installations and Services Sales

For fiscal 2024, installation and service sales increased $15.2 million, or 5.0%, to $317.3 million, compared to $302.1 million for fiscal 2023. Installation sales increased by $8.8 million, or 7.6%, and service sales increased by $6.4 million, or 3.4%. The increase was partially driven by $5.2 million of sales generated from recent acquisitions, and the remainder was driven by a concerted effort to expand these offerings to our customers as well as annual price increases.

Cost of Product

For fiscal 2024, cost of product decreased $223.4 million, or 18.5%, to $980.8 million, compared to $1,204.2 million for fiscal 2023, due to a decrease in wholesale product cost of $0.4602 per gallon, or 15.2% and a decrease in total volume sold of 3.9%. Product volumes and wholesale product cost include heating oil, propane, motor fuels and other petroleum products.

Gross Profit—Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for fiscal 2024 increased by $0.1304 per gallon, or 8.4%, to $1.6800 per gallon, from $1.5496 per gallon during fiscal 2023. We cannot assume that the per gallon margins realized during fiscal 2024 are sustainable for future periods. Product sales and cost of product include home heating oil, propane, motor fuel, other petroleum products and liquidated damages billings.

	Twelve Months Ended
	September 30, 2024		September 30, 2023
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	253.4		259.2
Sales	$1,082.0	$4.2695	$1,202.2	$4.6384
Cost	$656.2	$2.5895	$800.6	$3.0888
Gross Profit	$425.8	$1.6800	$401.6	$1.5496

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	129.1		139.0
Sales	$366.8	$2.8406	$448.5	$3.2266
Cost	$324.6	$2.5136	$403.6	$2.9034
Gross Profit	$42.2	$0.3270	$44.9	$0.3232

Total Product	Amount (in millions)		Amount (in millions)
Sales	$1,448.8		$1,650.7
Cost	$980.8		$1,204.2
Gross Profit	$468.0		$446.5

For fiscal 2024, total product gross profit was $468.0 million, which was $21.5 million, or 4.8%, higher than fiscal 2023, due to an increase in home heating oil and propane margins ($33.2 million) that was partially offset by a decrease in home heating oil and propane volume sold ($9.0 million) and decrease in gross profit from other petroleum products ($2.7 million).

Cost of Installations and Services

Total installation costs for fiscal 2024 increased by $5.7 million or 6.0%, to $100.9 million, compared to $95.2 million of installation costs for fiscal 2023, primarily due to higher installation revenues of $8.8 million. Installation costs as a percentage of installation sales were 81.7% for fiscal 2024 and 83.0% for fiscal 2023. Gross profit from installations increased by $3.0 million due to an increase in sales dollars and an improvement in the gross profit margin realized on installation sales.

Service expense decreased by $0.2 million, or 0.1%, to $182.5 million for fiscal 2024, representing 94.2% of service sales, versus $182.7 million, or 97.5% of service sales, for fiscal 2023. While service revenues increased by $6.4 million, service costs decreased by $0.3 million which led to an increase in gross profit from service of $6.7 million. In fiscal 2024, the company undertook certain steps to improve service performance which favorably impacted service costs when compared to fiscal 2023. In addition, a large proportion of our service expenses are incurred under fixed-fee prepaid service contract arrangements, therefore trends in service expenses may not directly correlate to trends in the related revenues especially given the warmer than normal weather conditions in fiscal 2024 and fiscal 2023. In both fiscal 2024 and 2023, the demand for service was less than expected due to the warmer than normal weather conditions.

We realized a combined gross profit from services and installations of $33.9 million for fiscal 2024 compared to a combined gross profit of $24.2 million for fiscal 2023, a $9.7 million increase in profitability.

(Increase) Decrease in the Fair Value of Derivative Instruments

During fiscal 2024, the change in the fair value of derivative instruments resulted in a $19.0 million charge due to a decrease in the market value for unexpired hedges (a $14.6 million charge) and a $4.4 million charge due to the expiration of certain hedged positions.

During fiscal 2023, the change in the fair value of derivative instruments resulted in a $2.0 million charge as an increase in the market value for unexpired hedges (a $3.9 million credit) was more than offset by a $5.9 million charge due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For fiscal 2024, delivery and branch expenses increased $12.8 million to $366.4 million, compared to $353.6 million for fiscal 2023. During fiscal 2024, the company recorded a benefit under the weather hedge of $7.5 million compared to a benefit of $12.5 million during fiscal 2023 that accounts for a $5.0 million increase in expense. The increase was also driven by $6.4 million of expenses from recent acquisitions and a $1.4 million, or 0.4% increases in base business expenses. In the base business, a $6.0 million increase in insurance claim costs and premiums and $0.9 million of other net expense increases was partially offset by a $5.5 million, or 5.1% decrease in delivery expenses driven by the 4.2% decline in home heating oil and propane volume sold in the base business.

Depreciation and Amortization Expenses

For fiscal 2024, depreciation and amortization expense decreased $0.9 million, or 2.6%, to $31.5 million, compared to $32.4 million for fiscal 2023, primarily due to intangible assets that fully amortized in the prior fiscal year.

General and Administrative Expenses

For fiscal 2024, general and administrative expenses increased $2.6 million, or 10.2%, to $28.4 million, compared to $25.8 million for fiscal 2023, due to a $0.9 million increase in profit sharing expense, a $0.9 million increase in salaries and benefits expenses and a $0.8 million reduction in the gain on the sale of fixed assets. The Company accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees. This amount is payable when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool adjusts accordingly based on Adjusted EBITDA levels achieved.

Finance Charge Income

For fiscal 2024, finance charge income decreased by $0.9 million, or 17.0%, to $4.6 million compared to $5.5 million for fiscal 2023, due to less late customer payment charges on reduced aged receivables that was partially driven by the reduction in sales.

Interest Expense, Net

For fiscal 2024, net interest expense decreased by $3.9 million, or 25.6%, to $11.6 million compared to $15.5 million for fiscal 2023. The year-over-year change was driven by a decrease in average borrowings of $52.8 million from $211.7 million for the fiscal 2023 to $158.9 million for fiscal 2024 that was partially offset by an increase in the weighted average interest rate from 6.5% for fiscal 2023 to 7.3% for fiscal 2024. To hedge against rising interest rates, the Company utilizes interest rate swaps. At September 30, 2024, approximately 25% of borrowings under Star's variable-rate long term debt were not subject to interest rate increases as a result of interest rate swaps.

Amortization of Debt Issuance Costs

For fiscal 2024, amortization of debt issuance costs decreased to $1.0 million from $1.1 million for fiscal 2023.

Income Tax Expense

For fiscal 2024, the Company’s income tax expense decreased by $0.7 million to $13.3 million, from $14.0 million for fiscal 2023. The decrease was driven by a decrease in the effective income tax rate from 30.4% for fiscal 2023 to 27.5% for fiscal 2024 due primarily to a reduction in state taxes and a decrease in valuation allowance that was partially offset by a $2.6 million increase in income before income taxes.

Net Income

For fiscal 2024, net income increased $3.3 million, or 10.3%, to $35.2 million, primarily due to a $14.7 million increase in Adjusted EBITDA, a $3.9 million decrease in interest expense, a $0.9 million decrease in depreciation and amortization expenses and a decrease in income tax expense of $0.7 million that was partially offset by a $17.0 million unfavorable change in the fair value of derivative instruments.

Adjusted EBITDA

For fiscal 2024, Adjusted EBITDA increased by $14.7 million, or 15.2%, to $111.6 million compared to fiscal 2023, as an increase in home heating oil and propane per gallon margins, an increase in service and installation profitability and the additional Adjusted EBITDA from acquisitions more than offset a reduction in home heating oil and propane volume sold in the base business and a decrease in the weather hedge benefit of $5.0 million year-over-year.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provide additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Twelve Months Ended September 30,
(in thousands)	2024	2023
Net income	$35,223	$31,945
Plus:
Income tax expense	13,331	13,984
Amortization of debt issuance cost	988	1,084
Interest expense, net	11,560	15,532
Depreciation and amortization	31,494	32,350
EBITDA (a)	92,596	94,895
(Increase) / decrease in the fair value of derivative instruments	19,018	1,977
Adjusted EBITDA (a)	111,614	96,872

Add / (subtract)
Income tax expense	(13,331)	(13,984)
Interest expense, net	(11,560)	(15,532)
Provision for losses on accounts receivable	8,042	9,761
Decrease in receivables	11,271	15,566
Decrease in inventories	18,475	26,994
(Decrease) increase in customer credit balances	(15,546)	17,585
Change in deferred taxes	(3,989)	(501)
Change in other operating assets and liabilities	6,002	(13,103)
Net cash provided by operating activities	$110,978	$123,658
Net cash used in investing activities	$(61,185)	$(28,197)
Net cash provided by (used in) financing activities	$22,351	$(64,890)

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

Fiscal Year Ended September 30, 2023

Compared to Fiscal Year Ended September 30, 2022

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within the Form 10-K for the fiscal year ended September 30, 2023 for the fiscal 2023 to fiscal 2022 comparative discussion.

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

During fiscal 2024, cash provided by operating activities decreased $12.7 million to $111.0 million, compared to $123.7 million provided by operating activities during fiscal 2023. The decrease was driven by a decrease in collection of trade receivables on a comparable basis (including accounts receivable and customer credit balance accounts) of $37.4 million that was partially offset by a $14.2 million increase in cash flows from operations, $5.2 million less payroll taxes paid in the first fiscal quarter of 2024 versus the first fiscal quarter of 2023 as the result of deferring payment of certain payroll tax withholdings in first quarter of fiscal 2021 to the first fiscal quarter of fiscal 2023, a $2.1 million decrease in cash required to purchase product inventory and $3.2 million of other net changes in working capital.

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

Investing Activities

Our capital expenditures for fiscal 2024 totaled $10.7 million, as we invested in our fleet and other equipment ($6.1 million), refurbished certain physical plants ($2.1 million), expanded our propane operations ($1.2 million) and invested in computer hardware and software ($1.3 million).

During fiscal 2024, $1.7 million of earnings were reinvested into an irrevocable trust to secure certain liabilities for our captive insurance company. The cash deposited into the trust is shown on our balance sheet as captive insurance collateral and, correspondingly, reduced cash on our balance sheet. We believe that investments into the irrevocable trust will lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

During fiscal 2024, the Company acquired one propane and four heating oil businesses for approximately $49.4 million in cash. The gross purchase price was allocated $40.4 million to intangible assets, $13.7 million to goodwill, $4.9 million to fixed assets, and reduced by $9.6 million in negative working capital.

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

During fiscal 2023, the Company acquired one propane and two heating oil businesses for approximately $19.8 million in cash. The gross purchase price was allocated $10.4 million to intangible assets, $8.0 million to goodwill, $2.3 million to fixed assets, and reduced by $0.9 million in negative working capital.

Financing Activities

During fiscal 2024, we refinanced our five-year term loan and the revolving credit facility with the execution of the seventh amended and restated revolving credit facility agreement. This amendment extended our bank facility to September 2029. The $210 million of proceeds from the new term loan were used to repay the $132.1 million outstanding balance of the term loan under the prior credit facility. Prior to amending the bank facility, we also repaid $16.4 million of our term loan, borrowed $79.6 million under our revolving credit facility and subsequently repaid $79.8 million. We also repurchased approximately 1.0 million Common Units for $11.1 million in connection with our unit repurchase plan, and paid distributions of $23.6 million to our Common Unit holders and $1.4 million to our General Partner unit holders (including $1.3 million of incentive distributions as provided in our Partnership Agreement).

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

Funding for capital requirements, at least in the near term, are expected to be funded by cash flows from operating activities, cash on hand as of September 30, 2024 ($117.3 million) or a combination thereof. We believe that these cash sources will also be sufficient to satisfy our capital requirements in the longer-term. However, if they are not sufficient, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and from subsequent seasonal reductions in inventory and accounts receivable. As of September 30, 2024, we had accounts receivable of $95.0 million of which $63.5 million is due from residential customers and $31.5 million is due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If these balances do not meet the eligibility tests as defined in our credit agreement, our ability to borrow will be reduced and our anticipated cash flow from operating activities will also be reduced. As of September 30, 2024, we had less than $0.1 million borrowings under our revolving credit facility, $210.0 million outstanding under our term loan, $5.2 million in letters of credit outstanding and $14.2 million hedge positions were secured under the credit agreement.

Under the terms of the credit agreement, if we permit Availability (as defined in the credit agreement) to be less than the greater of (a) 12.5% of the Line Cap (lesser of the revolving credit facility borrowings and the borrowing base) and (b) $35.0 million, we must maintain a fixed charge coverage ratio of 1.10. We are also required to maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 5.5 as of December 31st or March 31st. As of September 30 2024 Availability as defined in the seventh amended and restated revolving credit facility agreement was $166.5 million and we were in compliance with the financial covenants.

Maintenance capital expenditures for fiscal 2025 are estimated to be approximately $12.8 million, excluding the capital requirements for leased fleet which we currently estimate to be $13.3 million. In addition, we plan to invest approximately $1.7 million in our propane operations. Distributions for fiscal 2025, at the current quarterly level of $0.1725 per unit, would result in aggregate payments of approximately $23.9 million to Common Unit holders, $1.5 million to our General Partner (including $1.4 million of incentive distribution as provided for in our Partnership Agreement) and $1.4 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. Under the terms of our seventh amended and restated revolving credit facility agreement, our term loan is repayable in quarterly payments of $5.3 million. We are not required to make an additional term loan repayments due to Excess Cash Flow in fiscal 2024 (see Note 13 - Long-Term Debt and Bank Facility Borrowings). Further, subject to any additional liquidity issues or concerns resulting from wholesale price volatility, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no obligations arising out of a material variable interest held by us in an unconsolidated entity and, we have no off-balance sheet debt.

Long-term contractual obligations, except for our long-term debt and New England Teamsters and Trucking Industry Pension Fund withdrawal obligations and operating leases liabilities, are not recorded in our consolidated balance sheet. Non-cancelable purchase obligations are obligations we incur during the normal course of business, based on projected needs. The Company had no capital lease obligations as of September 30, 2024.

The table below summarizes the payment schedule of our contractual obligations at September 30, 2024 (in thousands):

	Payments Due by Fiscal Year
	Total	2025	2026 and 2027	2028 and 2029	Thereafter
Debt obligations (a)	$210,005	$21,005	$42,000	$147,000	$—
Operating lease obligations (b)	113,399	25,240	43,459	26,894	17,806
Purchase obligations and other (c)	57,274	12,418	10,594	6,074	28,188
Interest obligations (d)	48,470	13,074	26,294	9,102	—
	$429,148	$71,737	$122,347	$189,070	$45,994

(a)
Reflects payments due of debt existing as of September 30, 2024, considering the terms of our credit agreement. (See Note 13 - Long-Term Debt and Bank Facility Borrowings)
(b)
Represents various operating leases for office space, trucks, vans and other equipment with third parties. Maturities of operating leases are presented undiscounted. (See Note 16 - Leases)

(c)
Represents non-cancelable commitments as of September 30, 2024 for operations such as customer related invoice and statement processing, voice and data phone/computer services, real estate taxes on leased property and our undiscounted future payment obligations to the New England Teamsters and Trucking Industry Pension Fund.
(d)
Reflects interest obligations on our term loan due September 2029 and the unused commitment fee on the revolving credit facility.

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

Critical Accounting Estimates

Self-Insurance Liabilities

We currently self-insure a portion of workers’ compensation, auto, general liability and medical claims. We establish and periodically evaluate self-insurance liabilities based upon expectations as to what our ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience, including frequency, severity, demographic factors and other actuarial assumptions, supplemented with the support of a qualified third-party actuary. As of September 30, 2024, we had approximately $76.7 million of self-insurance liabilities. The ultimate resolution of these claims could differ materially from the assumptions used to calculate the self-insurance liabilities, which could have a material adverse effect on results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through our credit agreement. We utilize these borrowings to meet our working capital needs.

At September 30, 2024, we had outstanding borrowings totaling $210.0 million, of which $158.0 million are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $1.1 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at September 30, 2024, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $7.1 million from $(14.1) million to a fair market value of $(7.0) million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $5.0 million to a fair market value of $(19.1) million.

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

Our general partner’s chief executive officer and our chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2024. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of September 30, 2024.

The effectiveness of our internal control over financial reporting as of September 30, 2024 has been audited by our independent registered public accounting firm, as stated in their report which is included at Item 8 – Financial Statements and Supplementary Data.

(c) Change in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Other.

Our general partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are, or will be met, and that regardless of our evaluation of controls we cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Therefore, our controls system, no matter how well we believe it may be conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the Company's controls system are met, or will be met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of our general partner have concluded, as of September 30, 2024, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

ITEM 9B. OTHER INFORMATION

(a) N/A

(b) Trading Plans. During the quarter ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

Kestrel Heat, as our general partner, oversees our activities. Unitholders do not directly or indirectly participate in our management or operation or elect the directors of the general partner. The Board of Directors (sometimes referred to as the “Board”) of Kestrel Heat has adopted a set of Partnership Governance Guidelines in accordance with the requirements of the New York Stock Exchange. A copy of these Guidelines is available on our website at www.stargrouplp.com.

As of November 30, 2024, Kestrel Heat owned 325,729 general partner units. In November 2021, Kestrel Heat made an in-kind distribution of 500,000 common units, representing approximately 1% of the issued and outstanding common units, to Kestrel, which, in turn, made an in-kind distribution of such units, pro rata, to its members.

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

Directors and Executive Officers of the General Partner

Directors are appointed for an indefinite term, subject to the discretion of Kestrel. The following table shows certain information for directors and executive officers of the general partner as of November 30, 2024:

Name	Age	Position
Paul A. Vermylen, Jr.	77	Chairman, Director
Jeffrey M. Woosnam	56	President, Chief Executive Officer and Director
Richard F. Ambury	67	Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Jeffrey S. Hammond	62	Chief Operating Officer
Joseph R. McDonald	55	Chief Customer Officer
Henry D. Babcock(1)	84	Director
C. Scott Baxter(1)	63	Director
David M. Bauer(1)	55	Director
Daniel P. Donovan	78	Director
Bryan H. Lawrence	82	Director
William P. Nicoletti (1)	79	Director

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

Henry D. Babcock. Mr. Babcock has been a director of Kestrel Heat since April 28, 2006. He retired at the end of 2019 as director and the former President of The Caumsett Foundation, Inc., a non-profit that supports Caumsett Historic State Park Preserve. Mr. Babcock worked with Train, Babcock Advisors LLC, a private registered investment advisor, from 1976, becoming a Member in 1980 until 2010 when he retired but continued to serve as a Consultant until 2021. Prior to 1976, he ran an affiliated venture capital company active in the U.S. and abroad. Mr. Babcock received a BA from Yale University and an M.B.A. from Columbia. He served in the U.S. Army for three years.

Mr. Babcock’s significant experience in capital markets, corporate finance and venture capital, among other factors, led the Board to conclude that he should serve as a director of Kestrel Heat.

C. Scott Baxter. Mr. Baxter has been a director of Kestrel Heat since April 28, 2006. Mr. Baxter is currently a Managing Director and Independent Contractor with Berkeley Research Group (“BRG”), a global investment banking advisory and consulting firm, and he is the Managing Partner of Green River Energy Partners, a boutique investment banking and restructuring advisory firm. Mr. Baxter has over 30 years of energy investment banking experience and has been a primary advisor in sourcing and executing over $300 billion in corporate M&A, restructuring and equity financing transactions in the energy and power industries. Mr. Baxter also has significant experience advising independent committees of boards including rendering over 40 independent fairness opinions spanning the upstream, downstream, midstream, oil field services, power and renewables industry sectors including for many MLPs. Mr. Baxter also worked for Peat Marwick Main & Co, and Price Waterhouse, both global accounting firms, and in the regional accounting office of Sears Roebuck & Co.

Mr. Baxter’s previous energy investment banking experience includes serving as Head of the Americas for J.P. Morgan’s global energy group, Managing Director in the global energy group at Citigroup (Salomon Brothers), serving as head of the energy group for Houlihan Lokey, along with additional positions at other investment banking firms.

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

Mr. Bauer earned a M.B.A. degree from Marquette University in 2005 and a Bachelor of Science degree in Accounting from Marquette University in 1991. He is a Certified Public Accountant and a member of the Wisconsin Institute of CPAs and the American Institute of CPAs.

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

Meetings of Directors

During fiscal 2024, the Board of Directors of Kestrel Heat met five times. All directors attended each meeting, except Mr. Nicoletti did not attend the Board meeting held on July 18, 2024.

Committees of the Board of Directors

Kestrel Heat’s Board of Directors has one standing committee, the Audit Committee. Its members are appointed by the Board of Directors until their respective successors are elected. The NYSE corporate governance standards do not require limited partnerships to have a Nominating or Compensation Committee.

Audit Committee

William P. Nicoletti, Henry D. Babcock, David M. Bauer and C. Scott Baxter have been appointed to serve on the Audit Committee, which has adopted an Audit Committee Charter. Mr. Nicoletti serves as chairman of the Audit Committee. A copy of this charter is available on the Company’s website at www.stargrouplp.com. The Audit Committee reviews the external financial reporting of the Company, selects and engages the Company’s independent registered public accountants and approves all non-audit engagements of the independent registered public accountants.

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

During fiscal 2024, the Audit Committee of Kestrel Heat, LLC met six times. All committee members attended each meeting.

Reimbursement of Expenses of the General Partner

The general partner does not receive any management fee or other compensation for its management of the Company. The general partner is reimbursed for all expenses incurred on behalf of the Company, including the cost of compensation that are properly allocable to the Company. The Partnership Agreement provides that the general partner shall determine the expenses that are allocable to the Company in any reasonable manner determined by the general partner in its sole discretion. In addition, the general partner and its affiliates may provide services to the Company for which a reasonable fee would be charged as determined by the general partner. There were no reimbursements of the General Partner in fiscal year 2024.

Adoption of Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics that applies to our officers and employees and our directors. A copy of the Code of Business Conduct and Ethics is available on our website at www.stargrouplp.com.

We intend to post amendments to or waivers of our Code of Business Conduct and Ethics (to the extent applicable to any executive officer or director) on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on copies of reports furnished to us, we believe that during fiscal year 2024, all reporting persons complied with the Section 16(a) filing requirements applicable to them.

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

As a limited partnership that is listed on the New York Stock Exchange, we are not required to have a Compensation Committee. Since the Chairman of the general partner and the majority of the Board are not employees, the Board determined that it has adequate independence to act in the capacity of a Compensation Committee to establish and review the compensation of our executive officers and directors. The Board is comprised of Paul A. Vermylen Jr. (Chairman), Jeffrey M. Woosnam (President and Chief Executive Officer), Daniel P. Donovan, Henry D. Babcock, David M. Bauer, C. Scott Baxter, Bryan H. Lawrence, and William P. Nicoletti.

Throughout this Report, each person who served as chief executive officer (“CEO”) during fiscal 2024, each person who served as chief financial officer (“CFO”) during fiscal 2024 and the two other most highly compensated executive officers serving at September 30, 2024 (there being no other executive officers) are referred to as the “named executive officers” and are included in the Executive Compensation Table.

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

Compensation Methodology

The elements of our compensation program for named executive officers are intended to provide a total incentive package designed to drive performance and reward contributions in support of business strategies at the Company. Subject to the terms of employment agreements that have been entered into with certain named executive officers, all compensation determinations are discretionary and subject to the decision-making authority of the Board of Directors. We do not use benchmarking as a fixed criterion to determine compensation. Rather, after subjectively setting compensation based on the policies discussed above under “Compensation Philosophy and Policies”, we reviewed the compensation paid to officers holding similar positions at our peer group companies and certain information for privately held companies to obtain a general understanding of the reasonableness of base salaries and other compensation payable to our named executive officers. Our peer group of public companies was comprised of the following companies: Atmos Energy Corporation, Crestwood Equity Partners L.P., Ferrellgas Partners, L.P., Global Partners, L.P., New Jersey Resources Corporation, NuStar Energy L.P., Suburban Propane Partners, L.P. and Sunoco L.P. We chose these companies because they are engaged in the distribution of energy products like us.

Elements of Executive Compensation

For the fiscal year ended September 30, 2024, the principal components of compensation for the named executive officers were:

•
base salary;
•
annual discretionary profit sharing allocation;
•
the management incentive compensation plan; and
•
retirement and health benefits.

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

The majority of the Company’s compensation allocation is weighted towards base salary and annual discretionary profit sharing allocation. In addition, during fiscal 2024, an aggregate of $558,867 was paid to the named executive officers under the terms of the management incentive compensation plan and represented a small portion of the executive compensation that was paid to these officers. If we are successful in increasing the overall level of distributions payable to unitholders, the amounts payable to the named executive officers under the management incentive compensation plan should increase.

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

There are no set formulas for determining the amount payable to our named executive officers from the profit sharing plan. Factors considered by our CEO and the Board in determining the level of profit sharing allocations generally include, without assigning a particular weight to any factor:

•
whether or not we achieved certain budgeted goals for the year and any material shortfalls or superior performances relative to expectations. Under the plan, no profit sharing was payable with respect to fiscal 2024 unless we achieved actual adjusted EBITDA for fiscal 2024 of at least 70% of the amount of budgeted adjusted EBITDA for fiscal 2024;
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

The Board of Directors retains the ultimate discretion to determine whether the named executive officers will receive annual profit sharing allocations based upon the factors discussed above. The Company is entitled to recover or “clawback” profit sharing allocations paid to our named executive officers in the event of any accounting restatement arising from a material non-compliance with the financial reporting requirements under the Securities Act of 1934, as amended, in accordance with the Company’s Incentive Compensation Recovery Policy dated as of October 19, 2023 (the “Clawback Policy”). At no time during or after the Company’s fiscal year ended September 30, 2024 was the Company required to prepare any accounting restatement that would have entitled the Company to recovery of profit sharing allocations under the Company’s Clawback Policy. The Company’s Clawback Policy is filed as an Exhibit to this Report.

Management Incentive Compensation Plan

In fiscal 2007, following our recapitalization, the Board of Directors adopted the Management Incentive Compensation Plan (the “Plan”) for certain named employees at the time. Effective as of July 19, 2012, the Board of Directors adopted certain amendments (the “Plan Amendments”) to the Plan. Under the Plan Amendments, the number and identity of the Plan participants and their participation interests in the Plan have been frozen at the current levels. In addition, under the Plan Amendments, the plan benefits (to the extent vested) may be transferred upon the death of a participant to his or her heirs. Under the Plan, certain current and former employees who participate shall be entitled to receive a pro rata share (as determined in the manner described below) of an amount in cash equal to:

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

The pro rata share payable to the named executive officers under the Plan is based on the number of participation points as described under “Fiscal 2024 Compensation Decisions—Management Incentive Compensation Plan.” The amount paid in Incentive Distributions is governed by the Partnership Agreement and Available Cash (as defined in our Partnership Agreement) is distributed to the holders of our common units and general partner units in the following manner:

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

We distributed $1,322,059 in Incentive Distributions under the Plan during fiscal 2024, including payments to former employees and their heirs of approximately $679,063 and the named executive officers of approximately $558,867. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its general partner units within the next 12 months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

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

In addition, as of September 30, 2024, we have one frozen defined benefit pension plan that was maintained for all eligible employees, including certain executive officers. The present value of accumulated benefits under this frozen defined benefit pension plan for certain executive officers is provided in the table labeled “Pension Plans Pursuant to Which Named Executive Officers Have an Accumulated Benefit But Are Not Currently Accruing Benefits.”

Fiscal 2024 Compensation Decisions

For fiscal 2024, the foregoing elements of compensation were applied as follows:

Base Salary

The following table sets forth each named executive officer’s base salary as of October 1, 2024 and the percentage increase in base salary over October 1, 2023. The current base salaries for our named executive officers were determined based upon the factors discussed under the caption “Base Salary.” The average percentage increase in base salary for executives in our peer group was approximately 6.5%.

Name	Salary	Percentage Change From Prior Year
Jeffrey M. Woosnam	$494,000	4.0%
Richard F. Ambury	$490,955	4.0%
Jeffrey S. Hammond	$369,065	4.0%
Joseph R. McDonald	$369,065	4.0%

Annual Discretionary Profit Sharing Allocation

Based on the annual performance reviews for our CEO and named executive officers, the Board approved annual profit sharing allocations as reflected in the “Summary Compensation Table” and notes thereto. For fiscal 2024, the profit sharing amounts reflected in the Summary Compensation Table are 15% higher than fiscal 2023 for Messrs. Woosnam, Ambury, Hammond and McDonald.

One of our primary performance measures is Adjusted EBITDA, as defined under the Profit Sharing Plan. For fiscal 2024, Adjusted EBITDA (as calculated under the Profit Sharing Plan) increased by $14.6 million, or 15.5%, to $109.2 million compared to fiscal 2023. For our peers that are on a fiscal year similar to Star Group, the average percentage increase in Adjusted EBITDA was 8.6%, and the average total compensation increased by 17.1%.

Another performance measure is acquisitions. During fiscal 2024, the Company acquired four heating oil businesses and one propane business with an aggregate purchase price of $49.4 million that are expected to generate approximately 23.3 million gallons of home heating oil and propane annually. Messrs. Woosnam, Ambury, Hammond and McDonald were instrumental in the successful integration of these transactions.

In addition, the Company extended its banking facility which provided availability for recent and future acquisitions at the same pricing under the previous facility.

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

In fiscal 2024, $558,867 was paid to the named executive officers under the Plan as indicated in the following chart:

Name	Points	Percentage	Management Incentive Payments
Jeffrey M. Woosnam	60	5.5%	72,112
Richard F. Ambury	235	21.4%	282,438
Jeffrey S. Hammond	50	4.5%	60,093
Joseph R. McDonald	120	10.9%	144,224
Other Plan Participants (a)	635	57.7%	763,192
Total	1,100	100%	$1,322,059
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

Change in Control Agreements

Change in control arrangements are included in the employment agreement for Mr. Woosnam, Chief Executive Officer and we have entered into a Change in Control Agreement with Mr. Ambury, Chief Financial Officer. Under the terms of each agreement, if either of these executive officers is terminated within 180 days following a change in control (as defined in the agreement), he will be entitled to a payment equal to two times his base annual salary in the year of such termination plus two times the average amount paid as a bonus and/or as profit sharing during the three years preceding the year of such termination. The term change in control means the present equity owners of Kestrel Heat and their affiliates collectively cease to beneficially own equity interests having the voting power to elect at least a majority of the members of the Board of Directors or other governing board of the general partner or any successor entity. If a change in control were to have occurred and their employment was terminated as of the date of this Report, Mr. Woosnam would have received a payment of $2,224,330 and Mr. Ambury would have received a payment of $1,962,735.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information about the ratio of the annual total compensation, calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K of our CEO, Jeffrey M. Woosnam and the annual total compensation of our median employee. For fiscal 2024, our last completed fiscal year, our CEO’s total compensation was $1,255,821 versus our median employee compensation of $75,577. This reflects a CEO pay ratio of 17:1. We identified our median compensation employee by examining total compensation paid for fiscal year 2024 to all individuals, excluding Mr. Woosnam, who were employed by us on September 30, 2024, the last day of our fiscal year based on payroll records. No assumptions, adjustments or estimates were made in respect of total compensation, except that we annualized the compensation of any employee that was not employed with us for all of fiscal year 2024, excluding seasonal and temporary employees.

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

The Board of Directors reviewed and discussed with the Company’s management the Compensation Discussion and Analysis contained in this annual report on Form 10-K. Based on that review and discussion, the Board of Directors recommends that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year ended September 30, 2024.

Paul A. Vermylen, Jr.

Jeffrey M. Woosnam

Henry D. Babcock

David M. Bauer

C. Scott Baxter

Daniel P. Donovan

Bryan H. Lawrence

William P. Nicoletti

Executive Compensation Table

The following table sets forth the annual salary compensation, bonus and all other compensation awards earned and accrued by the named executive officers in the fiscal year.

	Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Bonus	Unit Awards	Option Awards	Non- Equity Incentive Plan Comp.(1)	Change in Pension Value and Nonqualified Deferred Comp. Earnings (2)	All Other Comp.(3)	Total
Jeffrey M. Woosnam	2024	$484,410	—	—	—	$648,945	$—	$122,466	$1,255,821
President and Chief	2023	$466,000	—	—	—	$564,300	$—	$112,205	$1,142,505
Executive Officer	2022	$448,500	—	—	—	$641,250	$—	$103,353	$1,193,103
Richard F. Ambury	2024	$481,505	—	—	—	$514,832	$18,386	$331,938	$1,346,661
Chief Financial Officer,	2023	$464,073	—	—	—	$447,680	$—	$360,539	$1,272,292
Treasurer and Executive	2022	$450,530	—	—	—	$508,725	$—	$271,226	$1,230,481
Vice President
Jeffrey S. Hammond	2024	$361,965	—	—	—	$481,080	$—	$110,445	$953,490
Chief Operating	2023	$348,040	—	—	—	$418,330	$—	$101,107	$867,477
Officer	2022	$335,445	—	—	—	$475,380	$—	$93,524	$904,349
Joseph R. McDonald	2024	$361,965	—	—	—	$481,080	$—	$193,941	$1,036,986
Chief Customer	2023	$348,040	—	—	—	$418,330	$—	$175,665	$942,035
Officer	2022	$335,445	—	—	—	$475,380	$—	$159,499	$970,324

(1)
Payable pursuant to the Company’s profit sharing pool, which is described under “Compensation Discussion and Analysis – Profit Sharing Allocation.”
(2)
We have one frozen defined benefit pension plan that we sometimes refer to in this Report as the Petro defined benefit pension plan, where participants are not accruing additional benefits. Mr. Ambury also participated in a tax-qualified supplemental employee retirement plan (the "SERP") which, prior to being frozen in 1997, represented contributions to an employee plan to compensate for a reduction in certain benefits prior to 1997. In June 2023, Mr. Ambury received a $64,059 lump sum distribution under the SERP in connection with this withdrawal from the SERP. Mr. Ambury is not entitled to receive any further benefits under the SERP. The change in all the named executive’s pension values are non-cash, and reflect normal adjustments resulting from changes in discount rates and government mandated mortality tables.
(3)
All other compensation is subdivided as follows:

Name	Management Incentive Compensation Plan	Company Match and Core Contribution to 401(K) Plan	Car Allowance or Monetary Value for Personal Use of Company Owned Vehicle	Total
Jeffrey M. Woosnam	$72,112	$20,553	$29,801	$122,466
Richard F. Ambury	$282,438	$20,700	$28,800	$331,938
Jeffrey S. Hammond	$60,093	$20,471	$29,881	$110,445
Joseph R. McDonald	$144,224	$19,709	$30,008	$193,941

	Grants of Plan-Based Awards
		Estimated Future Payouts Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan			All Other Stocks Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date (1)	Threshold ($)	Target ($) (2)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Option Awards
Jeffrey M.
Woosnam	7/21/09	—	$648,945	—	—	—	—	—	—	—	—
Richard F.
Ambury	7/21/09	—	$514,832	—	—	—	—	—	—	—	—
Jeffrey S.
Hammond	7/21/09	—	$481,080	—	—	—	—	—	—	—	—
Joseph R.
McDonald	7/21/09	—	$481,080	—	—	—	—	—	—	—	—

(1)
On July 21, 2009, the Board of Directors authorized the continuance of the annual profit sharing plan, subject to its power to terminate the plan at any time. Profit sharing allocations are described under “Compensation Philosophy and Policies—Profit Sharing Allocations.”
(2)
The annual profit sharing plan does not provide for thresholds or maximums; the amounts listed represent the actual awards to the named executive officers for fiscal 2024.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercises and Stock Vested

None.

Pension Plans Pursuant to Which Named Executive Officers Have an Accumulated Benefit But Are Not Currently Accruing Benefits

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Richard F. Ambury (1)	Retirement Plan	13	$259,412	$—
(1)
The named executive officer has accumulated benefits in the tax-qualified Petro defined benefit pension plan that was frozen in 1997. Mr. Ambury also participated in a tax-qualified supplemental employee retirement plan which, prior to being frozen in 1997, represented contributions to an employee plan to compensate for a reduction in certain benefits prior to 1997. No other named executives were participants in any of these plans. Each year, the named executive officer’s accumulated benefits are actuarially calculated generally based on the credited years of service and each employee’s compensation at the time the plan was frozen. The present value of these amounts are the present value of a single life annuity generally payable at later or normal retirement age, adjusted for changes in discount rates and government mandated mortality tables. See Note 14—Employee Benefit Plans, to Star’s Consolidated Financial Statements, for the material assumptions applied in quantifying the present value of the accumulated benefits of the frozen plan.

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

Name	Potential Payments Upon Termination	Potential Payments Following a Change of Control
Jeffrey M. Woosnam	$494,000	$2,224,330
Richard F. Ambury	$490,955	$1,962,735

Compensation of Directors

	Director Compensation Table - Fiscal Year 2024
Name	Fees Earned or Paid in Cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
Paul A. Vermylen, Jr. (1)	$129,500	—	—	—	$6,337	$69,527	$205,364
Daniel P. Donovan (4)	$73,283	—	—	—	$25,050	$423,670	$522,003
Henry D. Babcock (5)	$95,463	—	—	—	$—	$—	$95,463
David M. Bauer (5)	$95,463	—	—	—	$—	$—	$95,463
C. Scott Baxter (5)	$95,463	—	—	—	$—	$—	$95,463
Bryan H. Lawrence (6)	$—	—	—	—	$—	$—	$—
William P. Nicoletti (7)	$107,142	—	—	—	$—	$—	$107,142

(1)
Mr. Vermylen is non-executive Chairman of the Board.
(2)
Mr. Vermylen and Mr. Donovan participate in our frozen defined benefit pension plan. Participants are currently not accruing additional benefits under the frozen plan. The change in the pension value reflects normal non-cash adjustments resulting from changes in discount rates and government mandated mortality tables.
(3)
Mr. Vermylen and Mr. Donovan reached the frozen defined benefit pension plan full retirement age in fiscal year 2012 and 2011, respectively, and started receiving pension payments.
(4)
The amount included for Mr. Donovan in all other compensation represents $360,559 for amounts paid to him under the management incentive compensation plan, and $63,111 for pension payments.
(5)
Mr. Babcock, Mr. Bauer and Mr. Baxter are Audit Committee members.
(6)
Mr. Lawrence has chosen not to receive any fees as a director of the general partner of Star.
(7)
Mr. Nicoletti is Chairman of the Audit Committee.

Each non-management director receives an annual fee of $67,300 plus $1,500 for each regular and telephonic meeting attended. The Chairman of the Audit Committee receives an annual fee of $27,000 while other Audit Committee members receive an annual fee of $13,500. Each member of the Audit Committee receives $1,500 for every regular and telephonic meeting attended. The non-executive Chairman of the Board receives an annual fee of $124,800.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership as of November 30, 2024 of common units and general partner units by:

(1)
Kestrel and certain beneficial owners;
(2)
each of the named executive officers and directors of Kestrel Heat;
(3)
all directors and executive officers of Kestrel Heat as a group; and
(4)
each person the Company knows to hold 5% or more of the Company’s units.

Except as indicated, the address of each person is c/o Star Group, L.P. at 9 West Broad, Street, Suite 310, Stamford, Connecticut 06902.

	Common Units		General Partner Units
Name	Number	Percentage	Number	Percentage
Kestrel (a)	—	*	325,729	100.00%
Paul A. Vermylen, Jr. (b)	1,345,960	3.89%
Henry D. Babcock (c)	104,121	*
William P. Nicoletti	35,506	*
Bryan H. Lawrence	1,263,863	3.66%
C. Scott Baxter	—	*
David M. Bauer (d)	1,254,662	3.63%
Daniel P. Donovan	25,000	*
Richard F. Ambury (e)	43,390	*
Jeffrey M. Woosnam	15,000	*
Joseph R. McDonald	6,500	*
Jeffrey S. Hammond	5,000	*
All officers and directors and Kestrel Heat, LLC as a group (12 persons)	4,099,002	11.85%	325,729	100.00%
Bandera Partners, LLC, et al. (f)	3,656,670	10.58%
Hartree Partners, LP (g)	3,123,253	9.03%
Stephen M. Lessing (h)	2,020,000	5.84%

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
(f)
According to a Schedule 13G/A jointly filed by Bandera Partners, LLC, Gregory Bylinsky and Jefferson Gramm with the SEC on February 13, 2024. Includes 206,483 common units directly owned by Mr. Gramm and 4,827 common units directly owned by Mr. Bylinsky. Bandera Partners, LLC is the investment manager of Bandera Master Fund L.P. which directly owns the remaining 3,445,360 common units reported on the Form 13F dated November 12, 2024.
(g)
According to a Schedule 13F filed by Hartree Partners, LP with the SEC on November 13, 2024.
(h)
According to a Schedule 13G/A filed by Stephen M. Lessing with the SEC on June 25, 2024.

* Amount represents less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In connection with the Company’s acquisition of assets that currently form part of the Company’s Pennsylvania operations, the Company (through one of its wholly-owned subsidiaries) entered into an agreement to lease certain real estate from the seller of such assets in August 1994. The seller of such assets and the original lessor of the real estate was an entity in which Douglas Woosnam, the father of Jeffrey Woosnam, our president and chief executive officer, held a direct, material interest. Since August 1994, the original lease agreement has been amended and extended multiple times. Further, the original lessor assigned the lease to Douglas Woosnam. The last such amendment and extension occurred in June 2024. Pursuant to the terms of that amendment, the lease was extended for an additional period commencing September 13, 2026 and ending September 12, 2036. The total rent for the ten-year period commencing September 13, 2026 is $2,186,095.20, payable in 120 monthly payments escalating from $17,239.63 per month in the first year of the extension to $20,673.58 per month in the last year of the extended lease period. The lease amendment also increases the financial responsibility of the landlord should storage tanks on the property need a new repairs from 50 percent of the costs in the first year of the extension to full financial responsibility by the last year of the extension. The lease and all amendments were negotiated at arms’ length and the rent payable on a per square foot basis is comparable to the per square foot rental rates of similar commercial property in Southampton, Pennsylvania. The Company is responsible for taxes, insurance, utilities and maintenance of the premises. For the fiscal year ended September 30, 2024, we paid $200,850 in the aggregate to the lessor under the lease agreement.

Other than the lease agreement discussed above, for the years ended September 30, 2024, 2023, and 2022, Star had no related party transactions or agreements pursuant to Item 404 of Regulation S-K.

Our Code of Business Conduct and Ethics applies to our directors, officers, employees and their affiliates. It deals with conflicts of interest (e.g., transactions with the Company), confidential information, use of Star assets, business dealings, and other similar topics. The Code requires officers, directors and employees to avoid even the appearance of a conflict of interest and to report potential conflicts of interest to the Company’s Vice President - Controller or Director of Internal Audit.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents the aggregate fees for professional audit services rendered by KPMG LLP including fees for the audit of our annual financial statements for the fiscal years 2024 and 2023, and for fees billed and accrued for other services rendered by KPMG LLP (in thousands).

	2024	2023
Audit Fees (1)	$2,065	$1,938
Tax Fees (2)	422	403
Total Fees	$2,487	$2,341

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

10.8	Seventh Amended and Restated Credit Agreement, dated as of September 27, 2024 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated September 27, 2024.)

10.9

Seventh Amended and Restated Pledge and Security Agreement, dated as of September 27, 2024 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated September 27, 2024.)

14	Code of Business Conduct and Ethics (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 14, 2014.)

21*	Subsidiaries of the Registrant (Filed herewith.)

31.1*	Certification of Chief Executive Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Star Group L.P. Incentive Compensation Recovery Policy (Filed herewith.)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed Herewith

† Employee compensation plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the general partner has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 4th day of December, 2024:

STAR GROUP, L.P.

By:	KESTREL HEAT, LLC (General Partner)
By:	/s/ Jeffrey M. Woosnam
Jeffrey M. Woosnam
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Jeffrey M. Woosnam	President and Chief Executive Officer and Director Kestrel Heat, LLC	December 4, 2024
Jeffrey M. Woosnam

/s/ Richard F. Ambury	Chief Financial Officer, Executive Vice President, Treasurer and Secretary (Principal	December 4, 2024
Richard F. Ambury	Financial Officer) Kestrel Heat, LLC

/s/ Cory A. Czekanski	Vice President—Controller (Principal Accounting Officer) Kestrel Heat, LLC	December 4, 2024
Cory A. Czekanski

/s/ Paul A. Vermylen, Jr.	Non-Executive Chairman of the Board and Director Kestrel Heat, LLC	December 4, 2024
Paul A. Vermylen, Jr.

/s/ Henry D. Babcock	Director Kestrel Heat, LLC	December 4, 2024
Henry D. Babcock

/s/ C. Scott Baxter	Director Kestrel Heat, LLC	December 4, 2024
C. Scott Baxter

/s/ David M. Bauer	Director Kestrel Heat, LLC	December 4, 2024
David M. Bauer

/s/ Daniel P. Donovan	Director Kestrel Heat, LLC	December 4, 2024
Daniel P. Donovan

/s/ Bryan H. Lawrence	Director Kestrel Heat, LLC	December 4, 2024
Bryan H. Lawrence

/s/ William P. Nicoletti	Director Kestrel Heat, LLC	December 4, 2024
William P. Nicoletti

STAR GROUP, L.P. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page
Part II Financial Information:
Item 8—Financial Statements
Report of Independent Registered Public Accounting Firm (KPMG LLP, Stamford, CT, Auditor Firm ID: 185)	F-2 – F-3
Consolidated Balance Sheets as of September 30, 2024 and September 30, 2023	F-4
Consolidated Statements of Operations for the years ended September 30, 2024, September 30, 2023 and September 30, 2022	F-5
Consolidated Statements of Comprehensive Income for the years ended September 30, 2024, September 30, 2023 and September 30, 2022	F-6
Consolidated Statements of Partners’ Capital for the years ended September 30, 2024, September 30, 2023 and September 30, 2022	F-7
Consolidated Statements of Cash Flows for the years ended September 30, 2024, September 30, 2023 and September 30, 2022	F-8
Notes to Consolidated Financial Statements	F-9 – F-36
Schedules for the years ended September 30, 2024, September 30, 2023 and September 30, 2022
I. Condensed Financial Information of Registrant	F-37– F-39
II. Valuation and Qualifying Accounts	F-40

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

Report of Independent Registered Public Accounting Firm

To the Unitholders of Star Group, L.P. and Board of Directors of Kestrel Heat, LLC

Star Group, L.P.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Star Group, L.P. and subsidiaries (the Company) as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the years in the three-year period ended September 30, 2024, and the related notes and financial statement schedules I and II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Evaluation of self-insurance liabilities

As discussed in note 2 to the consolidated financial statements, the Company self-insures for a number of risks, including a portion of workers’ compensation, auto, general liability and medical liability. Self-insurance liabilities are established and periodically evaluated, based upon expectations as to what the ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience, including frequency, severity, demographic factors and other actuarial assumptions, with support from a qualified third-party actuary. The balance of the self-insurance liabilities, as of September 30, 2024 amounted to $76.7 million as shown in note 12 to the consolidated financial statements. We identified the evaluation of the self-insurance liabilities for workers’ compensation, auto, and general liability claims as a critical audit matter. Specialized skill and knowledge were necessary to evaluate the actuarial models and key assumptions used to determine the liabilities. Additionally, the evaluation of key assumptions used to estimate the liabilities required complex auditor judgment due to the degree of measurement uncertainty. The key assumptions used include paid and incurred loss development factors, expected loss rates and the selection of the estimated ultimate losses among the estimates derived from the actuarial models. The following are the primary procedures we performed to address this critical audit matter.

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

Stamford, Connecticut
December 4, 2024

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$117,335	$45,191
Receivables, net of allowance of $6,434 and $8,375, respectively	94,981	114,079
Inventories	41,587	56,463
Fair asset value of derivative instruments	—	10,660
Prepaid expenses and other current assets	27,566	28,308
Total current assets	281,469	254,701
Property and equipment, net	104,534	105,404
Operating lease right-of-use assets	91,141	90,643
Goodwill	275,829	262,103
Intangibles, net	98,712	76,306
Restricted cash	250	250
Captive insurance collateral	74,851	70,717
Deferred charges and other assets, net	12,825	15,354
Total assets	$939,611	$875,478
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$31,547	$35,609
Revolving credit facility borrowings	5	240
Fair liability value of derivative instruments	13,971	118
Current maturities of long-term debt	21,000	20,500
Current portion of operating lease liabilities	19,832	18,085
Accrued expenses and other current liabilities	116,317	115,606
Unearned service contract revenue	66,424	63,215
Customer credit balances	104,700	111,508
Total current liabilities	373,796	364,881
Long-term debt	187,811	127,327
Long-term operating lease liabilities	75,916	77,600
Deferred tax liabilities, net	21,922	25,771
Other long-term liabilities	16,273	16,175
Partners’ capital
Common unitholders	282,058	281,862
General partner	(5,714)	(4,615)
Accumulated other comprehensive loss, net of taxes	(12,451)	(13,523)
Total partners’ capital	263,893	263,724
Total liabilities and partners’ capital	$939,611	$875,478

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
(in thousands, except per unit data)	2024	2023	2022
Sales:
Product	$1,448,792	$1,650,741	$1,698,281
Installations and services	317,307	302,121	308,277
Total sales	1,766,099	1,952,862	2,006,558
Cost and expenses:
Cost of product	980,831	1,204,184	1,239,605
Cost of installations and services	283,444	277,927	282,723
(Increase) decrease in the fair value of derivative instruments	19,018	1,977	17,286
Delivery and branch expenses	366,381	353,614	353,517
Depreciation and amortization expenses	31,494	32,350	32,598
General and administrative expenses	28,405	25,780	24,882
Finance charge income	(4,576)	(5,515)	(4,506)
Operating income	61,102	62,545	60,453
Interest expense, net	(11,560)	(15,532)	(10,472)
Amortization of debt issuance costs	(988)	(1,084)	(955)
Income before income taxes	48,554	45,929	49,026
Income tax expense	13,331	13,984	13,738
Net income	$35,223	$31,945	$35,288
General Partner’s interest in net income	311	288	281
Limited Partners’ interest in net income	$34,912	$31,657	$35,007

Basic and diluted income per Limited Partner Unit (1):	$0.90	$0.81	$0.85
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	35,273	35,694	37,384

(1)
See Note 19 - Earnings Per Limited Partner Units.

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
(in thousands)	2024	2023	2022
Net income	$35,223	$31,945	$35,288
Other comprehensive income (loss):
Unrealized gain (loss) on pension plan obligation	1,291	1,463	(436)
Tax effect of unrealized gain (loss) on pension plan obligation	(262)	(405)	129
Unrealized gain (loss) on captive insurance collateral	1,849	1,671	(4,952)
Tax effect of unrealized gain (loss) on captive insurance collateral	(390)	(352)	1,043
Unrealized gain (loss) on interest rate hedge	(1,928)	(399)	3,607
Tax effect of unrealized gain (loss) on interest rate hedge	512	105	(959)
Total other comprehensive income (loss)	1,072	2,083	(1,568)
Total comprehensive income	$36,295	$34,028	$33,720

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

Years Ended September 30, 2024, 2023 and 2022

	Number of Units
(in thousands)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2021	39,046	326	$295,063	$(2,821)	$(14,038)	$278,204
Net income			35,007	281	—	35,288
Unrealized loss on pension plan obligation			—	—	(436)	(436)
Tax effect of unrealized loss on pension plan obligation			—	—	129	129
Unrealized loss on captive insurance collateral			—	—	(4,952)	(4,952)
Tax effect of unrealized loss on captive insurance collateral			—	—	1,043	1,043
Unrealized gain on interest rate hedge			—	—	3,607	3,607
Tax effect of unrealized gain on interest rate hedge			—	—	(959)	(959)
Distributions			(22,076)	(1,116)	—	(23,192)
Retirement of units	(2,954)		(30,817)	—	—	(30,817)
Balance as of September 30, 2022	36,092	326	$277,177	$(3,656)	$(15,606)	$257,915
Net income			31,657	288	—	31,945
Unrealized gain on pension plan obligation			—	—	1,463	1,463
Tax effect of unrealized gain on pension plan obligation			—	—	(405)	(405)
Unrealized gain on captive insurance collateral			—	—	1,671	1,671
Tax effect of unrealized gain on captive insurance collateral			—	—	(352)	(352)
Unrealized loss on interest rate hedge			—	—	(399)	(399)
Tax effect of unrealized loss on interest rate hedge			—	—	105	105
Distributions			(22,497)	(1,247)	—	(23,744)
Retirement of units	(489)		(4,475)	—	—	(4,475)
Balance as of September 30, 2023	35,603	326	$281,862	$(4,615)	$(13,523)	$263,724
Net income			34,912	311	—	35,223
Unrealized gain on pension plan obligation			—	—	1,291	1,291
Tax effect of unrealized gain on pension plan obligation			—	—	(262)	(262)
Unrealized gain on captive insurance collateral			—	—	1,849	1,849
Tax effect of unrealized gain on captive insurance collateral			—	—	(390)	(390)
Unrealized loss on interest rate hedge			—	—	(1,928)	(1,928)
Tax effect of unrealized loss on interest rate hedge			—	—	512	512
Distributions			(23,628)	(1,410)	—	(25,038)
Retirement of units	(1,016)		(11,088)	—	—	(11,088)
Balance as of September 30, 2024	34,587	326	$282,058	$(5,714)	$(12,451)	$263,893

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2024	2023	2022
Cash flows provided by (used in) operating activities:
Net income	$35,223	$31,945	$35,288
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	19,018	1,977	17,286
Depreciation and amortization	32,482	33,434	33,553
Provision for losses on accounts receivable	8,042	9,761	5,411
Change in deferred taxes	(3,989)	(501)	(3,181)
Changes in operating assets and liabilities net of amounts related to acquisitions:
Decrease (increase) in receivables	11,271	15,566	(43,463)
Decrease (increase) in inventories	18,475	26,994	(21,105)
Decrease (increase) in other assets	8,786	13,873	(7,161)
(Decrease) increase in accounts payable	(3,926)	(13,824)	12,036
(Decrease) increase in customer credit balances	(15,546)	17,585	5,804
Increase (decrease) in other current and long-term liabilities	1,142	(13,152)	(561)
Net cash provided by operating activities	110,978	123,658	33,907
Cash flows provided by (used in) investing activities:
Capital expenditures	(10,653)	(9,012)	(18,701)
Proceeds from sales of fixed assets	515	958	815
Proceeds from sale of certain assets	—	2,202	184
Purchase of investments	(1,668)	(2,545)	(1,803)
Acquisitions	(49,379)	(19,800)	(13,121)
Net cash used in investing activities	(61,185)	(28,197)	(32,626)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	79,596	125,601	200,177
Revolving credit facility repayments	(79,831)	(145,637)	(188,519)
Proceeds from term loan	210,000	—	165,000
Loan repayments	(148,500)	(16,500)	(110,500)
Distributions	(25,038)	(23,744)	(23,192)
Unit repurchases	(11,088)	(4,475)	(30,817)
Customer retainage payments	(719)	(57)	(1,039)
Payments of debt issuance costs	(2,069)	(78)	(2,538)
Net cash provided by (used in) financing activities	22,351	(64,890)	8,572
Net increase (decrease) in cash, cash equivalents and restricted cash	72,144	30,571	9,853
Cash, cash equivalents and restricted cash at beginning of period	45,441	14,870	5,017
Cash, cash equivalents and restricted cash at end of period	$117,585	$45,441	$14,870

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

The Company is organized as follows:

•
Star is a limited partnership, which at September 30, 2024, had outstanding 34.6 million Common Units (NYSE: “SGU”), representing a 99.1% limited partner interest in Star, and 0.3 million general partner units, representing a 0.9% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).
•
Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation, that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast and Mid-Atlantic U.S. region retail distributor of home heating oil and propane that at September 30, 2024 served approximately 404,600 full service residential and commercial home heating oil and propane customers and 61,700 customers on a delivery only basis. We also sell gasoline and diesel fuel to approximately 26,800 customers. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including approximately 20,800 service contracts for natural gas and other heating systems.
•
Petroleum Heat and Power Co., Inc. (“PH&P”) is an indirect, wholly owned subsidiary of Star. PH&P is the borrower and Star is the guarantor of the seventh amended and restated credit agreement’s $210 million five-year senior secured term loan and the $400 million ($475 million during the heating season of December through April of each year) revolving credit facility, both due September 27, 2029. (See Note 13—Long-Term Debt and Bank Facility Borrowings).

2) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Group, L.P. and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

Comprehensive Income

Comprehensive income is comprised of Net income and Other comprehensive income (loss). Other comprehensive income (loss) consists of the unrealized gain (loss) amortization on the Company’s pension plan obligation for its frozen defined benefit pension plan, unrealized gain (loss) on available-for-sale investments, unrealized gain (loss) on interest rate hedges and the corresponding tax effects.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. At September 30, 2024, the $117.6 million of cash, cash equivalents, and restricted cash on the consolidated statement of cash flows is comprised of $117.3 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2023, the $45.4 million of cash, cash equivalents, and restricted cash on the consolidated statement of cash flows is comprised of $45.2 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

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

Captive Insurance Collateral

The captive insurance collateral is held by our captive insurance company in an irrevocable trust as collateral for certain workers’ compensation and automobile liability claims. The collateral is required by a third party insurance carrier that insures per claim amounts above a set deductible. If we did not deposit cash into the trust, the third party carrier would require that we issue an equal amount of letters of credit, which would reduce our availability under the credit agreement. Due to the expected timing of claim payments, the nature of the collateral agreement with the carrier, and our captive insurance company’s source of other operating cash, the collateral is not expected to be used to pay obligations within the next twelve months.

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

Goodwill is the excess of cost over the fair value of net assets in the acquisition of a company. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are annually tested for impairment. The Company has one reporting unit and performs a qualitative, and when necessary quantitative, impairment test on its goodwill annually on August 31st or more frequently if events or circumstances indicate that the value of goodwill might be impaired. We performed qualitative assessments (commonly referred to as Step 0) to evaluate whether it is more-likely-than-not (a likelihood that is more than 50%) that goodwill has been impaired, as a basis to determine whether it is necessary to perform the two-step quantitative impairment test. This qualitative assessment includes a review of factors such as our reporting unit’s market value compared to its carrying value, our short-term and long-term unit price performance, our planned overall business strategy compared to recent financial results, as well as macroeconomic conditions, industry and market considerations, cost factors, and other relevant Company-specific events. Goodwill impairment if any, needs to be determined if the net book value of a reporting unit exceeds its estimated fair value. If goodwill is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill. The Company performed its annual goodwill impairment valuation in each of the periods ended August 31, 2024, 2023, and 2022, and it was determined based on each year’s analysis that there was no goodwill impairment.

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

Advertising

Advertising costs are expensed as they are incurred. Advertising expenses were $15.0 million, $13.5 million, and $13.0 million, in 2024, 2023, and 2022, respectively and are recorded in delivery and branch expenses.

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

Self-Insurance Liability

The Company self-insures a number of risks, including a portion of workers’ compensation, auto, general liability and medical liability. Self-insurance liabilities are established and periodically evaluated, based upon expectations as to what the ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience, including frequency, severity, demographic factors and other actuarial assumptions, with support from a qualified third-party actuary and external consultants. Liabilities are recorded in accrued expenses and other current liabilities.

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

The Company entered into weather hedge contracts for fiscal years 2022, 2023 and 2024. The hedge period runs from November 1 through March 31, taken as a whole. The “Payment Thresholds,” or strikes, are set at various levels and are referenced against degree days for the prior ten year average. Under these contracts the maximum amount the Company can receive is $12.5 million annually. For the contracts applicable to fiscal 2022 and 2023, we were additionally obligated to make an annual payment capped at $5.0 million if degree days exceeded the Payment Threshold. This obligation does not exist under the contract applicable to fiscal year 2024.

The temperatures experienced during the hedge period through March 31, 2024 and March 31, 2023 and March 31, 2022 were warmer than the strikes in the weather hedge contracts. As a result for fiscal 2024, 2023, and 2022, the Company reduced delivery and branch expenses for the gains realized under those contracts of $7.5 million, $12.5 million and $1.1 million respectively. The amounts were received in full in April 2024, April 2023 and April 2022, respectively.

For fiscal 2025, the Company entered into weather hedge contracts with the similar hedge period described above. The maximum that the Company can receive is $15.0 million annually and we are additionally obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold.

Pension plan

The Company has one frozen defined benefit pension plan (“the Plan”). The Company has no post-retirement benefit plans. The Company estimates the rate of return on plan assets and the discount rate used to estimate the present value of future benefit obligations in determining its annual pension and other postretirement benefit cost. The Company believes that the assumptions utilized in recording its obligations under its plan are reasonable based on its experience and market conditions.

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires accounting for contract assets and liabilities from contracts with customers in a business combination to be accounted for in accordance with ASC No. 606. The Company adopted the standard effective October 1, 2023. The adoption did not have a material impact on its consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosure requirements included in ASU No. 2023-07 are required for all public entities, including entities with a single reportable segment. The standard is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The guidance is required to be applied on a retrospective basis. The Company is currently evaluating the impact of the standard on its consolidated financial statement disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring disclosure in the notes to the financial statements for specified information about certain costs and expenses. The standard is effective for fiscal years beginning after December 15, 2026, with early adoption and retrospective application permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

3) Revenue Recognition

The following disaggregates our revenue by major sources for the years ended September 30, 2024, 2023 and 2022:

	Years Ended September 30,
(in thousands)	2024	2023	2022
Petroleum Products:
Home heating oil and propane	$1,081,985	$1,202,194	$1,170,552
Motor fuel and other petroleum products	366,807	448,547	527,729
Total petroleum products	1,448,792	1,650,741	1,698,281
Installations and Services:
Equipment installations	123,493	114,756	121,023
Equipment maintenance service contracts	129,478	126,887	121,623
Billable call services	64,336	60,478	65,631
Total installations and services	317,307	302,121	308,277
Total Sales	$1,766,099	$1,952,862	$2,006,558

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

Contract Costs

We have elected to recognize incremental costs of obtaining a contract, other than new residential product and equipment maintenance service contracts, as an expense when incurred when the amortization period of the asset that we otherwise would have recognized is one year or less. We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We defer these costs only when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate. Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period of approximately five years. Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively. At September 30, 2024 the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $2.9 million and $4.5 million, respectively. At September 30, 2023 the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.3 million and $5.4 million, respectively. For the years ended September 30, 2024 and September 30, 2023 we recognized expense of $3.6 million and $3.8 million, respectively, associated with the amortization of deferred contract costs within delivery and branch expenses in the Consolidated Statement of Operations. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the petroleum products and services related to the cost, less the expected costs related directly to providing those petroleum products and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the twelve months ended September 30, 2024, September 30, 2023 and September 30, 2022.

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

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts. Approximately 31% of our residential customers take advantage of our “smart pay” budget payment plan under which their estimated annual oil and propane deliveries and service contract billings are paid for in a series of equal monthly installments. Our “smart pay” budget payment plans are annual and generally begin outside of the heating season. We generally have received advanced amounts from customers on “smart pay” budget payment plans prior to the heating season, which are reduced as oil deliveries are made. For customers that are not on “smart pay” budget payment plans, we generally receive the full contract amount for equipment service contracts with customers at the outset of the contracts. Contract liabilities are recognized straight-line over the service contract period, generally one-year or less. As of September 30, 2024 and September 30, 2023 the Company had contract liabilities of $167.2 million and $170.3 million, respectively. During the year ended September 30, 2024 the Company recognized $156.8 million of revenue that was included in the September 30, 2023 contract liability balance. During the year ended September 30, 2023 the Company recognized $139.9 million of revenue that was included in the September 30, 2022 contract liability balance.

Receivables and Allowance for Doubtful Accounts

Changes in the allowance for credit losses are as follows:

(in thousands)	Credit Loss Allowance
Balance at September 30, 2023	$8,375
Current period provision	8,042
Write-offs, net and other	(9,983)
Balance as of September 30, 2024	$6,434

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

The company is obligated to meet certain financial covenants under the credit agreement. The Company must maintain excess availability not less than the greater of $40 million and 15% of the Line Cap (lesser of the revolving credit facility borrowings and the borrowing base) and a fixed charge coverage ratio of 1.15 in order to make any distributions to unitholders. (See Note 13—Long-Term Debt and Bank Facility Borrowings)

For fiscal 2024, 2023, and 2022, cash distributions declared per common unit were $0.670, $0.630, and $0.590, respectively.

For fiscal 2024, 2023, and 2022, $1.3 million, $1.2 million, and $1.0 million, respectively, of incentive distributions were paid to the general partner, exclusive of amounts paid subject to the Management Incentive Plan.

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

Under the credit agreement dated September 27, 2024, in order to repurchase Common Units we must maintain Availability (as defined in the credit agreement) of not less than the greater of (i) 15% of the Line Cap (lesser of the revolving credit facility borrowings and the borrowing base) and (ii) $40 million on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase or distribution. (See Note 13—Long-Term Debt and Bank Facility Borrowings). The following table shows repurchases under the Repurchase Plan.

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2023 total	25,422	$8.82	20,534	2,568
First quarter fiscal year 2024 total	13	$11.27	13	2,555
Second quarter fiscal year 2024 total	218	$10.92	218	2,337
Third quarter fiscal year 2024 total	598	$10.86	598	1,739
Fourth quarter fiscal year 2024 total	187	$11.02	187	1,552
Fiscal year 2024 total	1,016	$10.91	1,016	1,552
October 2024	3	$11.25	3	1,549
November 2024	5	$11.12	5	1,544	(b)

(a)
Amounts include repurchase costs.
(b)
Of the total available for repurchase, approximately 1.2 million are available for repurchase in open market transactions and 0.3 million are available for repurchase in privately-negotiated transactions.

6) Captive Insurance Collateral

The Company considers all of its captive insurance collateral to be Level 1 available-for-sale investments. Investments at September 30, 2024 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$5,741	$—	$—	$5,741
U.S. Government Debt Securities	57,095	108	(104)	57,099
Corporate Debt Securities	12,465	—	(454)	12,011
Total	$75,301	$108	$(558)	$74,851

Investments at September 30, 2023 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$4,335	$—	$—	$4,335
U.S. Government Sponsored Agencies	50,471	—	(1,620)	48,851
Corporate Debt Securities	18,210	12	(691)	17,531
Total	$73,016	$12	$(2,311)	$70,717

Maturities of investments were as follows at September 30, 2024 (in thousands):

Net Carrying Amount
Due within one year	$67,588
Due after one year through five years	7,263
Due after five years through ten years	—
Total	$74,851

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

As of September 30, 2024, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 12.2 million gallons of swap contracts with a notional value of $29.4 million and a fair value of $(2.8) million, 6.0 million gallons of call options with a notional value of $18.2 million and a fair value of less than $0.1 million, 7.1 million gallons of put options with a notional value of $12.7 million and a fair value of $0.3 million, and 52.1 million net gallons of synthetic call options with an average notional value of $133.9 million and a fair value of $(9.2) million. To hedge the inter-month differentials for its price-protected customers, its physical inventory on hand and inventory in transit, the Company, as of September 30, 2024, had 6.2 million gallons of short future contracts that settle daily with a notional value of $14.0 million and a fair value of $0.6 million and had 0.7 million gallons of swap contracts with a notional value of $1.4 million and a fair value of less than $0.1 million. To hedge its internal fuel usage and other related activities for fiscal 2025, the Company, as of September 30, 2024, had 8.4 million gallons of swap contracts with a notional value of $20.3 million and a fair value of $(2.3) million that settle in future months.

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

As of September 30, 2024, the Company has interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $52.0 million, or 25%, of its long term debt. The Company has designated its interest rate swap agreements as cash flow hedging derivatives. To the extent these derivative instruments are effective and the accounting standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. As of September 30, 2024 the fair value of the swap contracts was $(0.3) million. As of September 30, 2023, the notional value of the swap contracts was $55.5 million and the fair value of the swap contracts was $1.6 million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A., Mieco LLC and Wells Fargo Bank,

N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At September 30, 2024, the aggregate cash posted as collateral in the normal course of business at counterparties was $0.3 million. Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of September 30, 2024, $14.2 million hedge positions or payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at September 30, 2024
Commodity contracts	Fair liability value of derivative instruments	$16,948	$—	$16,948
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net and other long-term liabilities, net balances	831	—	831
Commodity contract assets at September 30, 2024		$17,779	$—	$17,779
Liability Derivatives at September 30, 2024
Commodity contracts	Fair liability value of derivative instruments	$(30,919)	$—	$(30,919)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	(965)	—	(965)
Commodity contract liabilities at September 30, 2024		$(31,884)	$—	$(31,884)
Asset Derivatives at September 30, 2023
Commodity contracts	Fair asset and liability value of derivative instruments	$17,891	$—	$17,891
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net and other long-term liabilities, net balances	779	—	779
Commodity contract assets at September 30, 2023		$18,670	$—	$18,670
Liability Derivatives at September 30, 2023
Commodity contracts	Fair asset and liability value of derivative instruments	$(7,349)	$—	$(7,349)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	(679)	—	(679)
Commodity contract liabilities at September 30, 2023		$(8,028)	$—	$(8,028)

The Company’s commodity derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Long-term derivative assets included in deferred charges and other assets, net	5	(3)	2	—	—	2
Fair liability value of derivative instruments	16,948	(30,919)	(13,971)	—	—	(13,971)
Long-term derivative liabilities included in other long-term liabilities, net	826	(962)	(136)	—	—	(136)
Total at September 30, 2024	$17,779	$(31,884)	$(14,105)	$—	$—	$(14,105)
Fair asset value of derivative instruments	$17,815	$(7,155)	$10,660	$—	$—	$10,660
Long-term derivative assets included in deferred charges and other assets, net	567	(452)	115	—	—	115
Fair liability value of derivative instruments	76	(194)	(118)	—	—	(118)
Long-term derivative liabilities included in other long-term liabilities, net	212	(227)	(15)	—	—	(15)
Total at September 30, 2023	$18,670	$(8,028)	$10,642	$—	$—	$10,642

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
		Years Ended September 30,
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	2024	2023	2022
Commodity contracts	Cost of product (a)	$20,268	$17,268	$(34,523)
Commodity contracts	Cost of installations and service (a)	$(184)	$16	$(1,555)
Commodity contracts	Delivery and branch expenses (a)	$(865)	$434	$(3,423)
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$19,018	$1,977	$17,286

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

8) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	September 30,
	2024	2023
Product	$17,912	$33,994
Parts and equipment	23,675	22,469
Total inventory	$41,587	$56,463

Product inventories were comprised of 8.4 million gallons and 11.8 million gallons on September 30, 2024 and September 30, 2023, respectively. The Company has market price based product supply contracts for approximately 180.2 million gallons of home heating oil and propane, and 57.6 million gallons of diesel and gasoline, which it expects to fully utilize to meet its requirements over the next twelve months.

During fiscal 2024, Shell Trading and Shell Oil Products US provided approximately 16% of our petroleum product purchases and Motiva Enterprises LLC provided approximately 15% of our petroleum product purchases. During fiscal 2023, Shell Trading and Shell Oil Products US provided approximately 18% of our petroleum product purchases and Motiva Enterprises LLC provided approximately 14% of our petroleum product purchases.

9) Property and Equipment

The components of property and equipment were as follows (in thousands):

	September 30,
	2024	2023
Land and land improvements	$24,566	$24,832
Buildings and leasehold improvements	46,806	48,118
Fleet and other equipment	84,008	79,270
Tanks and equipment	66,783	63,639
Furniture, fixtures and office equipment	28,733	28,957
Total	250,896	244,816
Less accumulated depreciation and amortization	146,362	139,412
Property and equipment, net	$104,534	$105,404

Depreciation and amortization expense related to property and equipment was $13.5 million, $13.8 million, and $14.4 million, for the fiscal years ended September 30, 2024, 2023 and 2022 respectively.

10) Business Combinations

During fiscal 2024, the Company acquired one propane and four heating oil businesses for approximately $49.4 million in cash. The gross purchase price was allocated $40.4 million to intangible assets, $13.7 million to goodwill, $4.9 million to fixed assets and reduced by $9.6 million of negative working capital. The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition date, and are not material to the Company’s financial condition, results of operations, or cash flows.

During fiscal 2023, the Company acquired one propane and two heating oil businesses for approximately $19.8 million in cash. The gross purchase price was allocated $10.4 million to intangible assets, $8.0 million to goodwill, $2.3 million to fixed assets and reduced by $0.9 million of negative working capital. The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition date, and are not material to the Company’s financial condition, results of operations, or cash flows.

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

11) Goodwill and Other Intangible Assets

Goodwill

A summary of changes in the Company’s goodwill during the fiscal years ended September 30, 2024 and 2023 are as follows (in thousands):

Balance as of September 30, 2022	$254,110
Fiscal year 2023 business combinations	7,993
Balance as of September 30, 2023	262,103
Fiscal year 2024 business combinations	13,726
Balance as of September 30, 2024	$275,829

Intangibles, net

Intangible assets subject to amortization consist of the following (in thousands):

	September 30,
	2024			2023
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$452,340	$373,860	$78,480	$418,190	$358,855	$59,335
Trade names and other intangibles	46,895	26,663	20,232	41,782	24,811	16,971
Total	$499,235	$400,523	$98,712	$459,972	$383,666	$76,306

Amortization expense for intangible assets was $18.0 million, $18.6 million, and $18.2 million, for the fiscal years ended September 30, 2024, 2023, and 2022, respectively. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ending September 30, 2025 and the four succeeding fiscal years ending September 30, is as follows (in thousands):

Amount
2025	$17,036
2026	$13,985
2027	$13,267
2028	$11,148
2029	$9,814

12) Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows (in thousands):

	September 30,
	2024	2023
Accrued wages and benefits	$27,710	$26,303
Self-insurance liabilities	76,718	77,546
Other accrued expenses and other current liabilities	11,889	11,757
Total accrued expenses and other current liabilities	$116,317	$115,606

13) Long-Term Debt and Bank Facility Borrowings

The Company's debt is as follows	September 30,
(in thousands):	2024		2023
	Carrying		Carrying
	Amount	Fair Value (a)	Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$5	$5	$240	$240
Senior Secured Term Loan (b)	208,811	210,000	147,827	148,500
Total debt	$208,816	$210,005	$148,067	$148,740
Total short-term portion of debt	$21,005	$21,005	$20,740	$20,740
Total long-term portion of debt	$187,811	$189,000	$127,327	$128,000

(a)
The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)
Carrying amounts are net of unamortized debt issuance costs of $1.2 million as of September 30, 2024 and $0.7 million as of September 30, 2023.

On September 27, 2024, the Company refinanced its five-year term loan and the revolving credit facility with the execution of the seventh amended and restated revolving credit facility agreement (the “credit agreement”) with a bank syndicate comprised of ten participants, which enables the Company to borrow up to $400 million ($475 million during the heating season of December through April of each year) on a revolving credit facility for working capital purposes (subject to certain borrowing base limitations and coverage ratios), provides for a $210 million five-year senior secured term loan (“Term Loan”), allows for the issuance of up to $25 million in letters of credit, and has a maturity date of September 27, 2029.

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

All amounts outstanding under the credit agreement become due and payable on the facility termination date of September 27, 2029. The Term Loan is repayable in quarterly payments of $5.3 million, plus an annual payment equal to 25% of the annual Excess Cash Flow as defined in the credit agreement (an amount not to exceed $4.0 million annually), less certain voluntary prepayments made during the year, with final payment at maturity. As of September 30, 2024, the Company is not required to make additional term loan repayments due to Excess Cash Flow for the fiscal year ended September 30, 2024. In fiscal 2024, the Company repaid $4.0 million of additional loan repayments due to Excess Cash Flow related to fiscal 2023.

The interest rate on the revolving credit facility and the term loan is based on a margin over Adjusted Term Secured Overnight Financing Rate ("SOFR") or a base rate. At September 30, 2024, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 7.2% and 7.5%, respectively. At September 30, 2023, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 6.6% and 6.3%, respectively.

The Commitment Fee on the unused portion of the revolving credit facility is 0.30% from December through April, and 0.20% from May through November.

The credit agreement requires the Company to meet certain financial covenants, including a fixed charge coverage ratio of 1.10 if we permit Availability (as defined in the credit agreement) to be less than the greater of (a) 12.5% of the Line Cap (lesser of the revolving credit facility borrowings and the borrowing base) and (b) $35.0 million. In addition, as long as the Term Loan is outstanding, a senior secured leverage ratio cannot be more than 3.0 as calculated as of the quarters ending June or September, and no more than 5.5 as calculated as of the quarters ending December or March.

Certain restrictions are also imposed by the credit agreement, including restrictions on the Company’s ability to incur additional indebtedness, to pay distributions to unitholders, to pay certain inter-company dividends or distributions, make investments, grant liens, sell assets, make acquisitions and engage in certain other activities.

At September 30, 2024, $210.0 million of the term loan was outstanding, less than $0.1 million was outstanding under the revolving credit facility, $14.2 million hedge positions were secured under the credit agreement and $5.2 million of letters of credit were issued and outstanding. At September 30, 2023, $148.5 million of the term loan was outstanding, $0.2 million was outstanding under the revolving credit facility, $0.1 million hedge positions were secured under the credit agreement and $3.2 million of letters of credit were issued and outstanding.

At September 30, 2024, availability was $166.5 million, the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio, and the restricted net assets totaled approximately $254.0 million. Restricted net assets are assets in the Company’s subsidiaries, the distribution or transfer of which to Star Group, L.P. are subject to limitations under its credit agreement. At September 30, 2023, availability was $202.1 million, the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio, and the restricted net assets totaled approximately $253.7 million.

As of September 30, 2024, the maturities (including working capital borrowings and expected repayments due to Excess Cash Flow) during fiscal years ending September 30, considering the terms of our credit agreement, are set forth in the following table (in thousands):

2025	$21,005
2026	$21,000
2027	$21,000
2028	$21,000
Thereafter	$126,000

14) Employee Benefit Plans

Defined Contribution Plans

The Company has 401(k) and other defined contribution plans that cover eligible non-union and union employees, and makes employer contributions to these plans, subject to IRS limitations. The Company’s 401(k) plan provides for each participant to contribute from 0% to 60% of compensation, subject to IRS limitations. The Company’s aggregate contributions to the 401(k) plans during fiscal 2024, 2023, and 2022, were $8.5 million, $8.5 million, and $8.5 million, respectively. The Company’s aggregate contribution to the other defined contribution plans for fiscal years 2024, 2023, and 2022, were $0.5 million, $0.5 million, and $0.5 million respectively.

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

The pro rata share payable to each participant under the Plan is based on the number of participation points as described under “Fiscal 2024 Compensation Decisions—Management Incentive Compensation Plan.” The amount paid in Incentive Distributions is governed by the Partnership Agreement and the calculation of Available Cash.

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

The Company distributed to management and the general partner Incentive Distributions of approximately $2,644,000 during fiscal 2024, $2,321,000 during fiscal 2023, and $2,055,000 during fiscal 2022. Included in these amounts for fiscal 2024, 2023, and 2022, were distributions under the management incentive compensation plan of $1,322,000, $1,160,000, and $1,028,000, respectively, of which named executive officers received approximately $558,867 during fiscal 2024, $490,485 during fiscal 2023, and $434,431 during fiscal 2022. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its general partner units within the next twelve months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

Multiemployer Pension Plans

At September 30, 2024, approximately 39% of our employees were covered by collective bargaining agreements and approximately 12% of our employees are in collective bargaining agreements that are up for renewal within the next fiscal year. We contribute to various multiemployer union administered pension plans under the terms of collective bargaining agreements that provide for such plans for covered union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the remaining participating employers may be required to bear the unfunded obligations of the plan. If we choose to stop participating in a multiemployer plan, we may be required to pay a withdrawal liability in part based on the underfunded status of the plan.

The following table outlines our participation and contributions to multiemployer pension plans for the periods ended September 30, 2024, 2023, and 2022. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act Zone Status for 2024 and 2023 relates to the plans’ two most recent fiscal year-ends, based on information received from the plans as reported on their Form 5500 Schedule MB. Among other factors, plans in the red zone are generally less than 65 percent funded and are designated as critical or critical and declining, plans in the yellow zone are less than 80 percent funded and are designated as endangered, and plans in the green zone are at least 80 percent funded. As of September 30, 2024 the New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”), IAM National Pension, Teamsters Local 469 Pension and Local 445 Pension funds have been classified as carrying “red zone” status, meaning that the value of fund’s assets are less than 65% of the actuarial value of the fund’s benefit obligations or have made a voluntary election. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Certain plans have been aggregated in the All Other Multiemployer Pension Plans line of the following table, as our participation in each of these individual plans is not significant.

For the Westchester Teamsters Pension Fund, Local 553 Pension Fund and Local 463 Pension Fund, we provided more than 5 percent of the total plan contributions from all employers for 2024, 2023 and 2022, as disclosed in the respective plan’s Form 5500. The collective bargaining agreements of these plans require contributions based on the hours worked and there are no minimum contributions required.

		Pension Protection Act Zone Status		FIP / RP Status	Company Contributions (in thousands)
Pension Fund	EIN / Pension Plan Number	2024	2023	Pending / Implemented	2024	2023	2022	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreements
New England Teamsters and Trucking Industry Pension Fund	04-6372430/ 001	Red	Red	Yes / Implemented	2,627	2,721	2,605	No	8/31/27 to 4/30/29
Westchester Teamsters Pension Fund	13-6123973/ 001	Green	Green	N/A	921	964	1,153	No	12/31/24 to 1/31/29
Local 553 Pension Fund	13-6637826/ 001	Green	Green	N/A	2,457	2,516	2,741	No	12/15/25 to 1/15/26
Local 463 Pension Fund	11-1800729/ 001	Green	Green	N/A	119	125	133	No	6/30/25 to 2/28/26
IAM National Pension Fund	51-6031295/ 002	Red	Red	Yes / Implemented	2,749	2,477	2,585	Yes	10/31/24 to 6/30/27
Teamsters Local 469 Pension Plan	22-6172237 / 001	Red	Red	Yes / Implemented	11	18	21	Yes	8/31/2024
Local 445 Pension Fund	13-1864489/ 001	Red	Red	Yes / Implemented	7	9	8	Yes	10/31/2024
All Other Multiemployer Pension Plans					444	481	391
				Total Contributions	$9,335	$9,311	$9,637

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

As of September 30, 2024 we had $0.3 million and $15.7 million balances included in the captions accrued expenses and other current liabilities and other long-term liabilities, respectively, on our consolidated balance sheet representing the remaining balance of the NETTI Fund withdrawal liability. As of September 30, 2023 we had $0.3 million and $16.0 million balances included in the captions accrued expenses and other current liabilities and other long-term liabilities, respectively. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of September 30, 2024 and September 30, 2023 were $19.3 million and $18.5 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Defined Benefit Plan

Effective December 31, 2023, the Company merged its two frozen defined benefit plans into one plan (“the Plan”). The Company has no post-retirement benefit plans.

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

						Gross Pension
	Net Periodic		Fair			Related
	Pension		Value of			Accumulated
	Cost in		Pension	Projected	Other	Other
	Income		Plan	Benefit	Comprehensive	Comprehensive
Debit / (Credit)	Statement	Cash	Assets	Obligation	(Income) / Loss	Income
Fiscal Year 2022
Beginning balance			$65,337	$(61,294)		$11,493
Funded status at the end of the year				$4,043

Interest cost	1,560			(1,560)
Actual return on plan assets	13,151		(13,151)
Employer contributions		—	—
Benefit payments			(4,225)	4,225
Investment and other expenses			(507)	507
Difference between actual and expected return on plan assets	(15,200)				15,200
Anticipated expenses	—			—
Actuarial gain				13,869	(13,869)
Amortization of unrecognized net actuarial loss	896				(896)
Annual cost/change	$407	$—	(17,883)	17,041	$435	435
Ending balance			$47,454	$(44,253)		$11,928
Funded status at the end of the year				$3,201
Fiscal Year 2023
Interest cost	2,312			(2,312)
Actual return on plan assets	(1,196)		1,196
Employer contributions		(64)	64
Benefit payments			(3,936)	3,936
Investment and other expenses			(572)	572
Difference between actual and expected return on plan assets	(635)				635
Anticipated expenses	—			—
Actuarial gain				572	(572)
Amortization of unrecognized net actuarial loss	1,526				(1,526)
Annual cost/change	$2,007	$(64)	(3,248)	2,768	$(1,463)	(1,463)
Ending balance			$44,206	$(41,485)		$10,465
Funded status at the end of the year				$2,721
Fiscal Year 2024
Interest cost	2,133			(2,133)
Actual return on plan assets	(6,672)		6,672
Benefit payments			(3,649)	3,649
Investment and other expenses			(239)	239
Difference between actual and expected return on plan assets	4,558				(4,558)
Anticipated expenses	—			—
Actuarial loss				(4,544)	4,544
Amortization of unrecognized net actuarial loss	1,277				(1,277)
Annual cost/change	$1,296	$—	2,784	(2,789)	$(1,291)	(1,291)
Ending balance			$46,990	$(44,274)		$9,174
Funded status at the end of the year				$2,716

At September 30, 2024 the amounts included on the balance sheet in deferred charges and other assets were $2.7 million, and at September 30, 2023 the amounts included on the balance sheet in deferred charges and other assets were $2.7 million.

For the fiscal year ended September 30, 2024, the actuarial loss was primarily due to the decrease in the weighted average discount rate relating to the frozen defined benefit plan from 5.85% as of September 30, 2023 to 4.70% as of September 30, 2024. For the fiscal year ended September 30, 2023 the actuarial gain affecting the benefit obligations were not material.

The $9.2 million net actuarial loss balance at September 30, 2024 for the frozen defined benefit pension plan in accumulated other comprehensive income will be recognized and amortized into net periodic pension costs as an actuarial loss in future years.

	September 30,
Weighted-Average Assumptions Used in the Measurement of the Company’s Benefit Obligation	2024	2023	2022
Discount rate at year end date	4.70%	5.85%	5.50%
Expected return on plan assets for the year ended	5.20%	4.56%	3.77%
Rate of compensation increase	N/A	N/A	N/A

The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets determined using fair value.

The Company’s expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held, and the current economic environment. For fiscal year 2025, the Company’s assumption for return on plan assets will be 5.1% per annum.

The discount rate used to determine net periodic pension expense for fiscal year 2024, 2023, and 2022 was 4.7%, 5.85%, and 5.5%, respectively. The discount rate used by the Company in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments.

The Plan’s objectives are to have the ability to pay benefit and expense obligations when due, to maintain the funded ratio of the Plan, to maximize return within reasonable and prudent levels of risk in order to minimize contributions and charges to the profit and loss statement, and to control costs of administering the Plan and managing the investments of the Plan. The target asset allocation of the Plan (currently 90% domestic fixed income and 10% domestic equities) is based on a long-term perspective, and as the Plan gets closer to being fully funded, the allocations have been adjusted to lower volatility from equity holdings.

The Company had no Level 3 pension plan assets during the two years ended September 30, 2024 and September 30, 2023. The fair values and percentage of the Company’s pension plan assets by asset category are as follows (in thousands):

	September 30,
	2024			2023
			Concentration		Concentration
Asset Category	Level 1	Level 2	Percentage	Level 1	Percentage
Corporate and U.S. government bond fund (1)	$—	$41,330	88%	$39,852	90%
U.S. large-cap equity (1)	5,660	—	12%	3,244	7%
International equity (1)	—	—	0%	808	2%
Cash	—	—	0%	302	1%
Total	$5,660	$41,330	100%	$44,206	100%

(1)
Represent investments in Principal funds at September 30, 2024 and Vanguard funds at September 30, 2023 that seek to replicate the asset category description.

The Company is not obligated to make a minimum required contribution in fiscal year 2024, and currently does not expect to make an optional pension contribution.

Expected benefit payments over each of the next five years will total approximately $3.9 million per year. Expected benefit payments for the five years thereafter will aggregate approximately $16.0 million.

15) Income Taxes

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020. The CARES Act allows employers to defer the payment of the employer's portion of Social Security taxes for period beginning March 27, 2020 and ending December 31, 2020 to years 2021 and 2022. The company elected to defer the payment of its portion of Social Security taxes through September 30, 2023 of $5.2 million and recorded a related deferred tax asset of $1.5 million at September 30, 2023. No amount is deferred as of September 30, 2024.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law. The Tax Reform Act allows for the full depreciation, in the year acquired, for certain fixed assets purchased between September 28, 2017 and December 31, 2023.

Income tax expense is comprised of the following for the indicated periods (in thousands):

	Years Ended September 30,
	2024	2023	2022
Current:
Federal	$11,964	$9,902	$11,900
State	5,356	4,583	5,019
Deferred
Federal	(2,719)	(843)	(2,563)
State	(1,270)	342	(618)
	$13,331	$13,984	$13,738

The provision for income taxes differs from income taxes computed at the Federal statutory rate as a result of the following (in thousands):

	Years Ended September 30,
	2024	2023	2022
Income from continuing operations before taxes	$48,554	$45,929	$49,026
Provision for income taxes:
Tax at Federal statutory rate	$10,196	$9,645	$10,295
State taxes net of federal benefit	3,145	3,401	3,251
Permanent differences	286	520	249
Expiration of State NOL	2,160	—	—
Change in valuation allowance	(2,328)	252	208
Other	(128)	166	(265)
	$13,331	$13,984	$13,738

The components of the net deferred taxes for the years ended September 30, 2024 and September 30, 2023 using current tax rates are as follows (in thousands):

	September 30,
	2024	2023
Deferred tax assets:
Operating lease liabilities	$26,534	$27,473
Net operating loss carryforwards	2,516	5,178
Vacation accrual	2,785	2,775
Pension accrual	3,507	3,696
Allowance for bad debts	1,687	2,285
Insurance accrual	1,628	1,870
Inventory capitalization	—	955
Fair value of derivative instruments	4,261	—
Other, net	350	198
Total deferred tax assets	43,268	44,430
Valuation allowance	(2,109)	(4,437)
Net deferred tax assets	$41,159	$39,993
Deferred tax liabilities:
Operating lease right-of-use assets	$25,257	$26,025
Property and equipment	14,502	14,937
Intangibles	20,152	19,897
Fair value of derivative instruments	—	1,270
Other, net	3,170	3,635
Total deferred tax liabilities	$63,081	$65,764
Net deferred taxes	$(21,922)	$(25,771)

In order to fully realize the net deferred tax assets, the Company’s corporate subsidiaries will need to generate future taxable income. A valuation allowance is recognized if, based on the weight of available evidence including historical tax losses, it is more likely than not that some or all of deferred tax assets will not be realized. The net change in the total valuation allowance for the fiscal year ended September 30, 2024 was $(2.3) million. The net change in the total valuation allowance for the fiscal year ended September 30, 2023 was $0.3 million. Based upon a review of a number of factors and all available evidence, including recent historical operating performance, the expectation of sustainable earnings, and the confidence that sufficient positive taxable income will continue in all tax jurisdictions for the foreseeable future, management concludes, it is more likely than not that the Company will realize the full benefit of its deferred tax assets, net of existing valuation allowance related to State net operating loss carryforwards at September 30, 2024.

As of January 1, 2024, the Company had State tax effected net operating loss carry forwards (“NOLs”) of approximately $0.6 million after consideration of valuation allowances. The State NOLs, which will expire between 2024 and 2038, are generally available to offset any future taxable income in certain states

At September 30, 2024, we did not have unrecognized income tax benefits.

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

16) Leases

The Company has entered into certain operating leases for office space, vehicles and other equipment with lease terms between one to twenty two years, expiring between 2024 and 2046. Some of the Company’s real estate property lease agreements have options to extend the leases for up to ten years.

A summary of total lease costs and other information is comprised of the following for the indicated periods:

	Years Ended September 30,
(in thousands)	2024	2023	2022
Lease cost:
Operating lease cost	$25,294	$23,637	$23,186
Short-term lease cost	754	818	1,024
Variable lease cost	6,153	5,598	7,400
Total lease cost	$32,201	$30,053	$31,610

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$25,504	$23,622	$22,513
Right-of-use assets obtained in exchange for new operating lease liabilities	$20,619	$15,994	$16,366
Weighted-average remaining lease term – operating leases	5.3 years	5.6 years	6.1 years
Weighted-average discount rate – operating leases	6.3%	5.9%	5.4%

Maturities of noncancelable operating lease liabilities as of September 30, 2024 are as follows:

September 30,
(in thousands)	2024
2025	$25,240
2026	23,795
2027	19,664
2028	15,276
2029	11,618
Thereafter	17,806
Total undiscounted lease payments	113,399
Less imputed interest	(17,651)
Total lease liabilities	$95,748

17) Supplemental Disclosure of Cash Flow Information

	Years Ended September 30,
(in thousands)	2024	2023	2022
Cash paid during the period for:
Income taxes, net	$17,134	$15,130	$17,122
Interest	$15,214	$17,805	$10,077

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

19) Earnings per Limited Partner Units

The following table presents the net income allocation and per unit data:

Basic and Diluted Earnings Per Limited Partner:	Years Ended September 30,
(in thousands, except per unit data)	2024	2023	2022
Net income	$35,223	$31,945	$35,288
Less General Partners’ interest in net income	311	288	281
Net income available to limited partners	34,912	31,657	35,007
Less dilutive impact of theoretical distribution of earnings *	3,125	2,600	3,230
Limited Partner’s interest in net income	$31,787	$29,057	$31,777
Per unit data:
Basic and diluted net income available to limited partners	$0.99	$0.89	$0.94
Less dilutive impact of theoretical distribution of earnings *	0.09	0.08	0.09
Limited Partner’s interest in net income under	$0.90	$0.81	$0.85
Weighted average number of Limited Partner units outstanding	35,273	35,694	37,384

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

20) Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
(in thousands - except per unit data)	2023	2024	2024	2024	Total
Sales	$528,096	$666,032	$331,640	$240,331	$1,766,099
Gross profit for product, installations and services	149,651	206,046	88,247	57,880	501,824
Operating income (loss)	21,621	100,331	(12,291)	(48,559)	61,102
Income (loss) before income taxes	18,153	96,244	(15,201)	(50,642)	48,554
Net income (loss)	12,979	68,374	(11,044)	(35,086)	35,223
Limited Partner interest in net income (loss)	12,861	67,754	(10,943)	(34,760)	34,912
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.32	$1.56	$(0.31)	$(1.00)	$0.90

	Three Months Ended
	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
(in thousands - except per unit data)	2022	2023	2023	2023	Total
Sales	$648,187	$737,617	$300,121	$266,937	$1,952,862
Gross profit for product, installations and services	152,551	203,039	64,428	50,733	470,751
Operating income (loss)	23,605	91,515	(29,586)	(22,989)	62,545
Income (loss) before income taxes	19,002	86,294	(33,196)	(26,171)	45,929
Net income (loss)	13,539	62,041	(23,906)	(19,729)	31,945
Limited Partner interest in net income (loss)	13,417	61,479	(23,690)	(19,549)	31,657
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.33	$1.42	$(0.67)	$(0.55)	$0.81

(a)
The sum of the quarters do not add-up to the total due to the weighting of Limited Partner Units outstanding, rounding or the theoretical effects of FASB ASC 260-10-45-60 to Master Limited Partners earnings per unit.

21) Subsequent Events

Quarterly Distribution Declared

In October 2024, we declared a quarterly distribution of $0.1725 per unit, or $0.69 per unit on an annualized basis, on all Common Units with respect to the fourth quarter of fiscal 2024, paid on November 6, 2024, to holders of record on October 28, 2024. The amount of distributions in excess of the minimum quarterly distribution of $0.0675, were distributed in accordance with our Partnership Agreement, subject to management incentive compensation plan. As a result, $6.0 million was paid to the Common Unit holders, $0.4 million to the General Partner unit holders (including $0.3 million of incentive distribution as provided in our Partnership Agreement) and $0.3 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Acquisition

Subsequent to September 30, 2024, the Company purchased the customer list and assets of a heating oil business for an aggregate amount of approximately $0.7 million.

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	September 30,
(in thousands)	2024	2023
Balance Sheets
ASSETS
Current assets
Cash and cash equivalents	$40	$41
Prepaid expenses and other current assets	343	344
Total current assets	383	385
Investment in subsidiaries (a)	263,597	263,341
Total Assets	$263,980	$263,726
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accrued expenses	$87	$2
Total current liabilities	87	2
Partners’ capital	263,893	263,724
Total Liabilities and Partners’ Capital	$263,980	$263,726

(a)
Investments in Star Acquisitions, Inc. and subsidiaries are recorded in accordance with the equity method of accounting.

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2024	2023	2022
Statements of Operations
Revenues	$—	$—	$—
General and administrative expenses	1,621	1,607	1,588
Operating loss	(1,621)	(1,607)	(1,588)
Net loss before equity income	(1,621)	(1,607)	(1,588)
Equity income of Star Acquisitions Inc. and subs	36,844	33,552	36,876
Net income	$35,223	$31,945	$35,288

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2024	2023	2022
Statements of Cash Flows
Cash flows provided by operating activities:
Net cash provided by operating activities (a)	$36,125	$28,219	$54,005
Cash flows provided by investing activities:
Net cash provided by investing activities	—	—	—
Cash flows used in financing activities:
Distributions	(25,038)	(23,744)	(23,192)
Unit repurchase	(11,088)	(4,475)	(30,817)
Net cash used in financing activities	(36,126)	(28,219)	(54,009)
Net decrease in cash	(1)	—	(4)
Cash and cash equivalents at beginning of period	41	41	45
Cash and cash equivalents at end of period	$40	$41	$41

(a) Includes distributions from subsidiaries	$36,125	$28,219	$54,005

STAR GROUP, L.P. AND SUBSIDIARIES

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2024, 2023, 2022

(in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs & Expenses	Other Changes Add (Deduct)		Balance at End of Year
2024	Allowance for doubtful accounts	$8,375	$8,042	$(9,983)	(a)	$6,434
2023	Allowance for doubtful accounts	$7,755	$9,761	$(9,141)	(a)	$8,375
2022	Allowance for doubtful accounts	$4,779	$5,411	$(2,435)	(a)	$7,755

(a)
Bad debts written off (net of recoveries).